Form 10-K
period 1993-12-31
BORDEN INC
filed 1994-03-31
CIK 13239

==============================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K


[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934


For the fiscal year ended:  DECEMBER 31, 1993    Commission file number: 1-71
                            -----------------                            ----

                                  BORDEN, INC.


                New Jersey                              13-0511250
- ---------------------------------------    ------------------------------------
        (State of incorporation)           (I.R.S. Employer Identification No.)

180 East Broad St., Columbus, OH  43215                  614-225-4000
- ---------------------------------------    ----------------------------------
(Address of principal executive offices)     (Registrant's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     Title of each class        Name of each exchange on which registered
     -------------------        -----------------------------------------

Common stock par value $0.625*               New York Stock Exchange
Preferred Share Purchase Rights
                                                        "

* Common stock also listed on exchanges in Switzerland and Tokyo

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X     No      .
                                                 ------     ------
 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and is not contained in the definitive proxy statement incorporated by reference in Part III of this Form 10-K. [x].

 Aggregate market value in thousands of the voting stock held by nonaffiliates of the Registrant based upon the average bid and asked prices of such stock on January 31, 1994: $2,197,270.

 Number of shares of Common Stock, $0.625 par value, outstanding as of the close of business on January 31, 1994: 141,391,826

                      DOCUMENTS INCORPORATED BY REFERENCE


               Document                                    Incorporated
               --------                                    ------------
Portions of Annual Report to Shareholders for year
 ended December 31, 1993                                Part I, Part II, Part IV
Portions of the 1994 Proxy Statement                    Part III
==============================================================================
The Exhibit Index is located herein at sequential pages 7 through 10.

                                    Part I
Item 1.  Business
- -------  --------

 The Company was incorporated on April 24, 1899. Information on the nature and type of business and industry segments is contained on pages 24-26 of the Company's 1993 Annual Report to Shareholders. A three-year summary of sales and operating income by operating division is presented on page 21 of the Company's 1993 Annual Report to Shareholders. All of the aforementioned pages are incorporated herein by reference in this Form 10-K Annual Report.*

Item 2.  Properties
- -------  ----------

 Information on properties, contained on page 25 of the Company's 1993 Annual Report to Shareholders, is incorporated herein by reference in this Form 10-K Annual Report.*

Item 3.  Legal Proceedings
- -------  -----------------

Environmental Proceedings
- -------------------------

 The Company is involved in various proceedings relating to the designation of certain waste sites for cleanup where the Company, along with a large number of other companies, has potential liability under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state environmental laws. While the Company's ultimate liability will depend on many factors including its volumetric share of waste, the financial viability of the other companies and the remediation methods and technology used, management has determined that, as of the date hereof, any costs incurred in connection with individual sites will not be significant and even in the aggregate, will not have a material adverse effect on the financial condition of the Company.

Private actions have been filed against the Company and numerous other defendants beginning in 1986 in the State Court in Livingston Parish, Louisiana, alleging personal injuries and property damage in connection with a waste disposal site in Louisiana. Beginning in 1987, similar actions were filed in state court in Camden, New Jersey, in connection with a waste disposal site in New Jersey.

The Company's involvement in actions which were pending in Federal District Court in Baton Rouge, Louisiana arising from a waste disposal site in Louisiana was settled (January 1994) with payment by the Company of approximately $27,000.

In February, 1993, an EPA Administrative Law Judge held that the Borden Chemicals and Plastics Limited Partnership ("BCP") Illiopolis, Illinois facility violated CERCLA and the Emergency Planning and Community Right to Know Act ("EPCRA") by failing to report certain relief valve releases that the Company believes are exempt from CERCLA and EPCRA reporting. A petition for reconsideration has been filed. In addition, the Louisiana Department of Environmental Quality ("LDEQ") has determined that a production




_______________

* Except as specifically indicated herein, no other data appearing in the Company's 1993 Annual Report to Shareholders is deemed to be filed as part of this Form 10-K Annual Report.

unit at BCP's Geismar facility should be subject to regulation under Louisiana's hazardous waste statutes and regulations. That decision has been appealed to the state courts. It is believed that allegations relating to federal hazardous waste issues are being contemplated by the U.S. EPA. BCP maintains that the production unit is not subject to regulation under federal or state hazardous waste laws. The Company would be responsible for any violations that predate the formation of BCP.

The U.S. EPA has issued a notice of violation alleging the violation of air pollution regulations by a plant in Massachusetts (September 1988).
Allegations filed in Federal District Court in Helena, Montana in 1991 of water pollution violations were resolved in October 1993 by the Company entering into a consent decree and paying a civil fine of $265,000.

A notice of violation has been issued by the Maine Department of Environmental Protection (April 1991) alleging the violation of certain solid waste and wetlands regulations at a Scarborough, Maine facility.

OTHER LEGAL PROCEEDINGS
- -----------------------

The States of West Virginia, Virginia and Ohio have filed suits (12/93, 4/93 and 8/93) alleging antitrust violations in connection with the sale of milk to schools in West Virginia, Virginia and Ohio school districts. A private antitrust suit containing similar allegations was filed in Federal Court in Oklahoma (4/93) on behalf of four school districts and seeks class action certification. Federal Grand Jury investigations of similar allegations are pending in Michigan, Indiana and Kentucky (6/91), Oklahoma (8/92), Ohio (2/93) and the Plains States (9/93). Similar investigations by the state Attorneys General are pending in Illinois (11/91) and North Carolina (6/93). Two private antitrust suits alleging price fixing of wholesale/retail accounts were filed in Florida (7/93) and W. Virginia (9/93).

From 1973 through 1980 the Company manufactured chemical components under the name "Insulspray," for on-site installation of urea-formaldehyde foam insulation in residences and commercial buildings. The Company has been a defendant in litigation in Montreal, Canada involving allegations of personal injury or property damage arising from the misapplication of, or defects in, the insulation. The litigation, which was tried from September 1983 through December 1989, was dismissed by the trial court in December 1991. An Appeal has been filed by plaintiffs.

The Company and its Directors have been sued by persons purporting to represent a class of purchasers of shares of the Company in Federal District Court in New York (December 1993) for alleged violations of the Securities Exchange Act of 1934 in connection with certain statements made by or on behalf of the Company in 1992 and 1993.

In addition, Company is involved in other litigation throughout the United States which is considered to be in the ordinary course of the Company's business.

The Company believes, based upon the information it presently possesses, and taking into account its established accruals for estimated liability and its insurance coverage, including its risk retention program, that the foregoing proceedings and actions are unlikely to have a materially adverse effect on the Company's financial position or operating results.

Item 4.   Submission of Matters to a Vote of Security Holders
- -------   ---------------------------------------------------

 No matter was submitted during the fourth quarter of 1993 to a vote of security holders, through the solicitation of proxies or otherwise.

                                    Part II

Item 5.   Market for the Registrant's Common Equity and Related
- -------   -----------------------------------------------------
          Stockholder Matters
          -------------------

 The Company's common stock is traded on the New York Stock Exchange and exchanges in Tokyo, Japan; and Basel, Geneva, Lausanne and Zurich, Switzerland. The following information included in the 1993 Annual Report to Shareholders is incorporated herein by reference in this Form 10-K Annual Report:*

       [#] The high and low sales prices of the Company's common stock for each quarterly period during the last two fiscal years, Note 15 page 40.

       [#] The amount of quarterly dividends paid during the last two fiscal years, Note 15, page 40.

 The high and low sales prices of the Company's common stock on January 31, 1994 were $15.750 and $15.375, respectively.

 The approximate number of holders of common stock, $0.625 par value, as of January 31, 1994 was 40,818.

Item 6.   Selected Financial Data
- -------   -----------------------

 The five-year selected financial data for the years 1989 through 1993, appearing on page 44 of the 1993 Annual Report to Shareholders, is incorporated herein by reference in this Form 10-K Annual Report.*

Item 7.   Management's Discussion and Analysis of Financial Condition
- -------   -----------------------------------------------------------
          and Results of Operations
          -------------------------

 Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on pages 18 through 24 of the 1993 Annual Report to Shareholders, is incorporated herein by reference in this Form 10-K Annual Report.*

Item 8.   Financial Statements and Supplementary Data
- -------   -------------------------------------------

 The Consolidated Financial Statements and the report thereon of Price Waterhouse dated March 20, 1994 appearing on pages 27 through 41 of the 1993 Annual Report to Shareholders, are incorporated herein by reference in this Form 10-K Annual Report.*

Item 9.   Changes in and Disagreements with Accountants on Accounting and
- -------   ---------------------------------------------------------------
          Financial Disclosure
          --------------------

 No Form 8-K was issued by the Company during the two most recent fiscal years ended December 31, 1993 reporting a change in or disagreement with accountants.

____________
* Except as specifically indicated herein, no other data appearing in the Company's 1993 Annual Report to Shareholders is deemed to be filed as part of this Form 10-K Annual Report.

                                    Part III


Item 10.  Directors and Executive Officers of the Registrant
- --------  --------------------------------------------------

(a) The information relating to directors required by this item will be contained under the caption "ELECTION OF DIRECTORS" in a definitive Proxy Statement involving the election of directors which the registrant will file with the Securities and Exchange Commission not later than 120 days after December 31, 1993 (the "1994 Proxy Statement"), and such information is incorporated herein by reference.

(b) Set forth below are the names and ages of the Executive Officers of the Company and the positions and offices with the Company presently held by each of them. Their terms of office extend to the next Annual Meeting of the Board of Directors or until their successors are elected. There are no family relationships between any of the Executive Officers of the Company.


                                                                                  Served
                                                                      Age on    In Present
                                                                      Dec. 31,   Position
      Name                              Position & Office              1993       Since
- --------------                ------------------------------------   --------   ---------
 *E. R. Shames                President and Chief Executive Officer      53       1993
  J. M. Saggese               Executive Vice President, President
                               Packaging and Industrial Products
                               Division Domestic and International       62       1990
**L. O. Doza                  Senior Vice President and Chief
                               Financial Officer                         55       1985
  A. L. Miller                Senior Vice President and Chief
                               Administrative Officer                    61       1985
  G. P. Morris                Vice President and Chief Strategic Officer,
                               Vice President of Finance - North American
                               and International Foods Divisions         49       1994
  R. D. Kautto                Vice President - Human Resources           48       1994
  D. A. Kelly                 Vice President and Treasurer               55       1980
**W. W. Kocher                Vice President and General Counsel         59       1979
  P. J. Keuper                Vice President - Public Affairs            60       1991
  P. J. Josenhans             Secretary                                  57       1991

 --------------

 * Also a Director of Borden, Inc.
** Mr. Lawrence O. Doza and Mr. Walter W. Kocher resigned effective March 1,
   1994 and February 28, 1994, respectively.

E. R. Shames was elected Chief Executive Officer effective December 9, 1993. He is also President, to which he was elected effective June 28, 1993. Prior to that he was Chairman, President and Chief Executive Officer of the Stride Rite Corporation since 1990. Prior to that he was Chairman, President and Chief Executive Officer of the Kendall Company.

J. M. Saggese has been Executive Vice President of the Company and President of the Packaging and Industrial Products Division Domestic and International since July 1, 1990. Prior to that he served as a Senior Group Vice President of the Packaging and Industrial Products Division Domestic and International since January 1, 1989.

G. P. Morris was elected Vice President and Chief Strategic Officer effective February 7, 1994. He is also Vice President of Finance - North American and International Foods Division, to which he was elected effective September 9, 1993. Prior to that he was Vice President and Group Executive of Maxwell House Coffee Company.

R. D. Kautto was elected Vice President - Human Resources effective February 1, 1994. Prior to that he was Vice President - Employee Relations at Phillip Morris Companies, Inc. since 1992. Prior to that he was Vice President - Human Resources at General Foods U.S.A.

P. J. Keuper was elected Vice President - Public Affairs effective September 1, 1991. Prior to that he served as the Company's outside public relations counsel as a Managing Director of Adams & Rinehart.

P. J. Josenhans was elected Secretary of the Company effective April 26, 1991. He has served as Associate General Counsel since 1982.

Item 11.  Executive Compensation
- --------  ----------------------

     The information required by this item will be contained in the Company's 1994 Proxy Statement beginning with the information contained under the caption "COMPENSATION OF DIRECTORS" and continuing through the caption "EMPLOYMENT, TERMINATION AND CHANGE IN CONTROL ARRANGEMENTS," and such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
- --------  --------------------------------------------------------------

     The information required by this item will be contained under the caption "OWNERSHIP BY MANAGEMENT OF EQUITY SECURITIES" in the Company's 1994 Proxy Statement, and such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
- --------  ----------------------------------------------

     Not applicable

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
- --------  ----------------------------------------------------------------

a)   1.  Financial Statements
         --------------------

   The Consolidated Financial Statements and the report thereon of Price Waterhouse dated March 20, 1994, appearing on pages 27 to 41 of the 1993 Annual Report to Shareholders, are incorporated herein by reference in this Form 10-K Annual Report. Except as specifically indicated herein, no other data appearing in the Company's 1993 Annual Report to Shareholders is deemed to be filed as part of this Form 10-K Annual Report.

       2.  Financial Statement Schedules
           -----------------------------

   The following additional financial data should be read in conjunction with the Consolidated Financial Statements in the 1993 Annual Report to Shareholders. All other schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto. Financial statements of 50% or less owned persons and other unconsolidated persons accounted for by the equity method have been omitted because considered in the aggregate as a single subsidiary they do not constitute a significant subsidiary.

                                                                                           Sequential
            Additional Financial Data                                                         Page
        ----------------------------------                                                 ----------
        Report of independent accountants on financial
          statement schedules                                                                   12
        Financial schedules:
          Property and equipment (Schedule V)                                                   13
          Accumulated depreciation of property and
            equipment (Schedule VI)                                                             14

       3.  Exhibits
           --------

   Executive Compensation Plans and Arrangements are listed herein at Exhibits
(10)(iv) through (10)(xiv)(f).

                         (3)(i) Restated Certificate of Incorporation and Amendments, incorporated herein by reference from Exhibit 3(i) to the 1992 Form 10-K Annual Report.

                           (ii)    By-Laws.

                         (4)(i) Form of Indenture dated as of January 15, 1983, as supplemented by the First Supplemental Indenture dated as of March 31, 1986 relating to the $200,000,000 8-3/8%
                                   Sinking Fund Debentures due 2016,
                                   incorporated herein by reference from
                                   Exhibit 4(a) and (b) to Amendment No. 1 to
                                   Registration Statement of Form S-3, File No.
                                   33-4381.

                 (ii) Form of Indenture dated as of December 15, 1986, as supplemented by the First Supplemental Debenture dated as of December 15, 1986 relating to the $315,000,000 Medium Term Notes, Series A, incorporated herein by reference from Exhibit 4(a) through (d) to Amendment No. 1 to Registration Statement on Form S-3, File No. 33-8775.

                (iii) Form of Indenture dated as of December 15, 1987, as supplemented by the First Supplemental Indenture dated as of December 15, 1987 and the Second Supplemental Indenture dated as of February 1, 1993, incorporated herein by reference from
                         Exhibit 4(a) through (d) to  Registration
                         Statement on Form S-3, File No. 33-45770, relating to the following Debentures and
                         Notes:

                                (a)     The $125,000,000 9-7/8% Notes due
                                        November 1, 1997.

                                (b)     The $150,000,000 9-1/4% Sinking Fund
                                        Debentures due 2019.

                                (c)     The $200,000,000 9-1/5% Debentures
                                        due 2021.

                                (d)     The $250,000,000 7-7/8% Debentures
                                        due 2023.

                 (iv) Form of Indenture relating to Zero Coupon Notes due 2002, dated as of May 21, 1992, incorporated herein by reference from
                         Exhibit 4(iv) to the 1992 Form 10-K Annual
                         Report.

                  (v) Form of Lynx Equity Unit Agreement relating to Zero Coupon Notes due 2002, dated as of May 21, 1992, incorporated herein by reference from Exhibit 4(v) to the 1992 Form 10-K Annual Report.

              (10)(i) Rights Agreement dated as of January 28, 1986, relating to preferred share purchase rights, incorporated herein by reference from Exhibit I to the Registrant's Form 8-K, dated January 28, 1986.

                 (ii) Amendment to Rights Agreement dated as of November 29, 1988, incorporated herein by reference from Exhibit I to the Registrant's Form 8, dated December 6, 1988.

                (iii) Second Amendment to Rights Agreement dated as of May 22, 1991, incorporated herein by reference from Exhibit I to the Registrant's Form 8, dated June 7, 1991.

                 (iv)    1994 Management Incentive Plan.

                  (v)    1994 Stock Option Plan.

    (vi) Executive Family Survivor Protection Plan as amended through December 9, 1993.

    (vii)  Executives Excess Benefits Plan as amended through December 9, 1993.

   (viii) Executives Supplemental Pension Plan as amended through December 9, 1993.

     (ix)  Advisory Directors Plan, incorporated herein by reference from
           Exhibit 10(viii) to the 1989 Form 10-K Annual Report.

      (x) Advisory Directors Plan Trust Agreement, incorporated herein by reference from Exhibit 10(ix) to the 1988 Form 10-K Annual Report.

     (xi) Supplemental Benefit Trust Agreement as amended through December 9, 1993.

    (xii) Form of Indemnification Letter Agreements entered into with all Directors of the Company, incorporated herein by reference from
           Exhibit 10(xii) to the 1988 Form 10-K Annual Report.

   (xiii) Form of Letter Agreement entered into with all holders of stock appreciation rights, incorporated herein by reference from Exhibit 10(xiii) to the 1989 Form 10-K Annual Report.

    (xiv)  (a)     Agreement with Mr. A. S. D'Amato, Chairman and Chief
                   Executive Officer, incorporated herein by reference from
                   Exhibit 10(i) to the June 30, 1993 Form 10-Q.

           (b) Amendment to Agreement with Mr. A. S. D'Amato, incorporated herein by reference from Exhibit 10(i) to the September 30, 1993 Form 10-Q.

           (c)     Supplement to Agreement with Mr. A. S. D'Amato.

           (d) Agreement with Mr. E. R. Shames, President and Chief Operating Officer, incorporated herein by reference from
                   Exhibit 10(ii) to the June 30, 1993 Form 10-Q.

           (e)     Description of Amendment to Agreement with Mr.  E. R. Shames.

           (f) Agreement with Mr. R. J. Ventres, Chairman of the Executive Committee, incorporated herein by reference from Exhibit 10(xvii)(b) to the 1991 Form 10-K Annual Report.

                                   (g)     Description of Amendment to
                                           Agreement with Mr. R. J. Ventres.

                                   (h)     Form of salary continuance
                                           arrangement with Executive Officers,
                                           incorporated herein by reference
                                           from Exhibit 10(ix)(c) to the 1987
                                           Form 10-K Annual Report.

                                   (i)     Agreement with Mr. J. G. Hettinger.

                                   (j)     Agreement with Mr. G. J. Waydo.

                           (xv)    Second Amended and Restated Deposit
                                   Agreement, dated February 16, 1993 among
                                   Borden Chemicals and Plastics Limited
                                   Partnership, Society National Bank, Borden,
                                   Inc. and BCP Management, Inc., incorporated herein by reference from Exhibit 10 (xviii) to the 1992 Form 10-K Annual Report.

                           (12)    Calculation of Ratio of Earnings to Fixed
                                   Charges.

                           (13)    Portion of 1993 Annual Report to
                                   Shareholders.

                           (22)    Subsidiaries of Registrant.

                           (24) The Consent of Independent Accountants and Report of Independent Accountants on Financial Statement Schedules appear on page 12 of this Form 10-K Annual Report.

Copies of the foregoing Exhibits are available to Shareholders of record upon written request to Investor Relations at the Executive Offices of the Company, and the payment of $.50 per page to help defray the cost of handling, copying, and postage.

(b)   Reports on Form 8-K
      -------------------

      On December 13, 1993 Borden, Inc. filed a Form 8-K which announced the resignation by Anthony S. D'Amato of his position as Director, Chairman and Chief Executive Officer of Borden, Inc. and the appointment of Frank J. Tasco as Chairman of the Board and Ervin R. Shames as Chief Executive Officer.

                               SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BORDEN, INC.

                                    By /s/ George P. Morris
                                       ------------------------------------
                                       George P. Morris, Vice President
                                       and Chief Strategic Officer (Principal
                                       Financial Officer)

                                    By /s/ Richard W. Pennell
                                       ------------------------------------
                                       Richard W. Pennell, Assistant General
                                       Controller (Principal Accounting Officer)


Date:  March 29, 1994

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on the date set forth above.

               Signature                        Title
               ---------                        -----

           /s/ F. J. Tasco                 Director and Chairman of the Board
- ---------------------------------------
              (F. J. Tasco)

           /s/ E. R. Shames                Director, President and Chief
- ---------------------------------------     Executive Officer
              (E. R. Shames)

           /s/ Frederick E. Hennig         Director
- ---------------------------------------
              (Frederick E. Hennig)

           /s/ Wilbert J. LeMelle          Director
- ---------------------------------------
              (Wilbert J. LeMelle)

           /s/ Robert P. Luciano           Director
- ---------------------------------------
              (Robert P. Luciano)

           /s/ H. Barclay Morley           Director
- ---------------------------------------
              (H. Barclay Morley)

           /s/ John E. Sexton              Director
- ---------------------------------------
              (John E. Sexton)

           /s/ Patricia Carry Stewart      Director
- ---------------------------------------
              (Patricia Carry Stewart)

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                      ------------------------------------
                         FINANCIAL STATEMENT SCHEDULES
                         -----------------------------

To the Board of Directors of
Borden, Inc.


     Our audits of the consolidated financial statements referred to in our report dated March 20, 1994 appearing on page 41 of the 1993 Annual Report to Shareholders of Borden, Inc., (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14
(a) 2 of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PRICE WATERHOUSE

Columbus, Ohio
March 20, 1994



                       CONSENT OF INDEPENDENT ACCOUNTANTS
                       ----------------------------------

     We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (No. 33-45770) and Form S-8 (No. 33-24225 and No. 2-91503) of Borden, Inc. of our report dated March 20, 1994 appearing on page 41 of the Annual Report to Shareholders which is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules, which appears on page 12 of this Form 10-K.





PRICE WATERHOUSE

Columbus, Ohio
March 28, 1994

                                                                                                        Schedule V
                                                BORDEN, INC.                                            ----------
                                        AND CONSOLIDATED SUBSIDIARIES
                                           PROPERTY AND EQUIPMENT
                                        -----------------------------
                                                (IN MILLIONS)

                                    ADDITIONS AT COST                           DEDUCTIONS
                            -----------------------------------   ---------------------------------------
                                                   BUSINESSES
                                                    ACQUIRED                                                 OTHER
                        BALANCE       CAPITAL      IN PURCHASE   RETIREMENTS                               ADDITIONS       BALANCE
  CLASSIFICATION       JANUARY 1    EXPENDITURES   TRANSACTIONS   OR SALES  DIVESTITURES   AMORTIZATION   (DEDUCTIONS)   DECEMBER 31
- ---------------------- ---------    ------------   ------------   --------  ------------   ------------   ------------   -----------
YEAR ENDED DECEMBER 31, 1993
- ----------------------------
LAND                    $  125.6      $  2.1                        $ 6.1     $  1.2                        $ (14.9)       $  105.5
BUILDINGS                  815.5        28.7          $ 1.0          22.8        3.0                         (208.8)          609.6
MACHINERY AND EQUIPMENT $2,389.5       146.2                         45.4       27.5          $6.4 (1)       (508.1)        1,949.3
                        --------       -----          -----         -----      -----          ----          --------       --------

                        $3,330.6      $177.0          $ 1.0         $74.3      $31.7          $6.4 (1)      $(731.8) (2)   $2,664.4
                        ========      ======          =====         =====      =====          ====          ========       ========

YEAR ENDED DECEMBER 31, 1992
- ----------------------------
LAND                    $  122.6      $  4.4          $ 0.3         $ 1.4      $ 0.9                        $   0.4        $  125.6
BUILDINGS                  782.1        55.3            1.5          13.3       11.6                            1.5           815.5
MACHINERY AND EQUIPMENT  2,338.7       226.5            5.1          50.2       55.7          $5.1 (1)        (66.8)        2,389.5
                        --------       -----          -----         -----      -----          ----          --------       --------

                        $3,243.6      $286.2          $ 6.9         $64.9      $68.2          $6.1          $ (66.9) (2)   $3,330.6
                        ========      ======          =====         =====      =====          ====          ========       ========

YEAR ENDED DECEMBER 31, 1991
- ----------------------------
LAND                    $  113.1      $  9.9          $ 2.1         $ 1.6      $ 0.5                        $  (0.2)       $  122.8
BUILDINGS                  675.1       117.6            6.0           6.3        4.4                           (5.9)          782.1
MACHINERY AND EQUIPMENT  2,220.8       248.5            7.7          71.6        7.1          $5.9 (1)        (53.5)        2,338.7
                        --------       -----          -----         -----      -----          ----          --------       --------

                        $3,009.0      $376.0          $15.8         $79.7      $12.0          $5.9          $ (59.6) (2)   $3,243.6
                        ========      ======          =====         =====      =====          ====          ========       ========


(1) PRIMARILY AMORTIZATION OF CASES AND CANS WHICH IS RECORDED AS DEPRECIATION EXPENSE.
(2) IN 1993, $659.6 WAS RECLASSED TO NET ASSETS OF DISCOUNTINUED OPERATIONS. OTHER DEDUCTIONS CONSIST PRIMARILY OF TRANSLATION
    ADJUSTMENTS.

                                                                                                        Schedule VI
                                                BORDEN, INC.                                            -----------
                                        AND CONSOLIDATED SUBSIDIARIES
                                         ACCUMULATED DEPRECIATION OF
                                           PROPERTY AND EQUIPMENT
                                        -----------------------------
                                                (IN MILLIONS)

                                    ADDITIONS                   DEDUCTIONS
                                    ---------      ---------------------------------------
                                                   ACCUMULATED
                                                   DEPRECIATION   ACCUMULATED
                                    CHARGED TO     APPLICABLE TO  DEPRECIATION        OTHER
                        BALANCE     COSTS AND       RETIREMENTS   APPLICABLE TO     ADDITIONS       BALANCE
  CLASSIFICATION       JANUARY 1    EXPENSES          OR SALES    DIVESTITURES     (DEDUCTIONS)   DECEMBER 31
- --------------------   ---------    ---------      ------------   -------------    ------------   -----------
YEAR ENDED DECEMBER 31, 1993
- ----------------------------
LAND (1)                $    9.5    $  1.1            $  0.4                          $  (1.4)       $    8.8
BUILDINGS                  265.6      52.0              30.1           1.4              (41.5)          244.6
MACHINERY AND EQUIPMENT $1,267.4     233.5             153.7          16.4             (256.5)        1,074.3
                        --------     -----            ------         -----            --------       --------

                        $1,542.5    $286.6            $184.2         $17.8            $(299.4) (2)   $1,327.7
                        ========    ======            ======         =====            ========       ========

YEAR ENDED DECEMBER 31, 1992
- ----------------------------
LAND (1)                $    8.2    $  1.1            $  0.1                          $   0.3        $    9.5
BUILDINGS                  228.4      47.0               5.9           1.7               (2.2)          265.6
MACHINERY AND EQUIPMENT  1,103.3     262.9              59.0          30.1               (9.7)        1,267.4
                        --------     -----            ------         -----            --------       --------

                        $1,339.9    $311.0            $ 65.0         $31.8            $ (11.6) (2)   $1,542.5
                        ========    ======            ======         =====            ========       ========

YEAR ENDED DECEMBER 31, 1991
- ----------------------------
LAND (1)                $    7.3    $  0.9            $  0.1                          $   0.1        $    8.2
BUILDINGS                  211.4      24.2               2.4           1.5               (3.3)          228.4
MACHINERY AND EQUIPMENT  1.083.5     137.6              96.3           4.4              (17.3)        1,103.3
                        --------     -----            ------         -----            --------       --------

                        $1,302.2    $162.9            $ 98.8         $ 5.9            $ (20.5) (2)   $1,339.9
                        ========    ======            ======         =====            ========       ========


(1) REPRESENTS DEPRECIABLE IMPROVEMENTS TO LAND.
(2) IN 1993, $267.5 WAS RECLASSED TO NET ASSETS OF DISCOUNTINUED OPERATIONS. OTHER DEDUCTIONS CONSIST PRIMARY OF TRANSLATION
    ADJUSTMENTS.