Form 10-Q
period 1994-03-31
BORDEN INC
filed 1994-05-13
CIK 13239

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D. C.  20549


                                   FORM 10-Q


  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
- - -----   EXCHANGE ACT OF 1934

  For the quarterly period ended                  March 31, 1994
                                  ----------------------------------------------

  Commission file number                              1-71
                                  ----------------------------------------------

                                  BORDEN, INC.

            New Jersey                                   13-0511250
- - --------------------------------------      ------------------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)


                  180 East Broad Street, Columbus, OH  43215
           ----------------------------------------------------------
                   (Address of principal executive offices)


                                (614) 225-4000
           ----------------------------------------------------------
             (Registrant's telephone number, including area code)

                  277 Park Avenue, New York, New York  10172
           ----------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

  Yes   X   No
      ----     ----
Number of shares of common stock, $0.625 par value, outstanding as of the close of business on April 22, 1994: 141,419,814


- - -----------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

BORDEN, INC.
                                                                                    Three Months Ended
                                                                                         March 31
                                                                                ---------------------------
(In millions except per share data)                                                1994             1993
- - -----------------------------------------------------------------------------------------------------------
REVENUE         Net sales                                                        $1,272.7         $1,297.6
- - -----------------------------------------------------------------------------------------------------------

COSTS AND       Cost of goods sold                                                  954.7            946.5
EXPENSES        Marketing, general and administrative
                 expenses                                                           257.3            239.9
                Interest expense                                                     27.8             30.5
                Equity in income of affiliates                                       (2.3)            (3.8)
                Minority interest                                                     9.2             10.2
                Other (income) and expense, net                                      16.3              8.6
                Income taxes                                                          3.9             22.0
                                                                                 --------         --------
                                                                                  1,266.9          1,253.9
                                                                                 --------         --------

- - -----------------------------------------------------------------------------------------------------------
EARNINGS        Income from continuing operations                                     5.8             43.7
                Loss from discontinued operations                                                    (16.5)
                                                                                 --------         --------
                Income before cumulative effect of
                 accounting changes                                                   5.8             27.2
                Cumulative effect of change in
                 accounting for postemployment
                 benefits                                                                            (18.0)
                                                                                 --------         --------
                Net income                                                       $    5.8         $    9.2
                                                                                 ========         ========

- - -----------------------------------------------------------------------------------------------------------
SHARE DATA      Income from continuing operations                                $   0.04         $   0.31
                Loss from discontinued operations                                                    (0.11)
                                                                                 --------         --------
                Income before cumulative effect of
                 accounting changes                                                  0.04             0.20
                Cumulative effect of change in
                 accounting for postemployment
                 benefits                                                                            (0.13)
                                                                                 --------         --------
                Net income per common share                                      $   0.04         $   0.07
                                                                                 ========         ========

                Cash dividends paid per common share                             $  0.075         $  0.300
                Average number of common shares
                 outstanding during the period                                      141.5            140.8

- - -----------------------------------------------------------------------------------------------------------

- - ------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

BORDEN, INC.
                                                                     Three Months Ended
                                                                          March 31
                                                                     --------------------
(In millions)                                                         1994         1993
- - -----------------------------------------------------------------------------------------
CASH FLOWS
FROM OPERATING        Cash flows from operations                    $  (1.3)      $ (64.6)
ACTIVITIES                                                          -------       -------
- - -----------------------------------------------------------------------------------------
CASH FLOWS            Capital expenditures                            (26.7)        (38.8)
FROM                  Divestiture of businesses                         4.8
INVESTING                                                           -------       -------
ACTIVITIES                                                            (21.9)        (38.8)
                                                                    -------       -------
- - -----------------------------------------------------------------------------------------
CASH                  Increase (decrease) in short-term debt          143.1        (126.0)
FROM                  Reduction in long-term debt                     (28.5)        (27.5)
FINANCING             Long-term debt financing                          2.1         257.9
ACTIVITIES            Repurchase of receivables                       (70.0)
                      Dividends paid                                  (10.6)        (42.2)
                      Other                                             0.8           0.3
                                                                    -------       -------
                                                                       36.9          62.5
                                                                    -------       -------
- - -----------------------------------------------------------------------------------------
                      Increase (decrease) in cash and equivalents      13.7         (40.9)
                      Cash and equivalents at beginning
                       of period                                      100.3         186.0
                                                                    -------       -------
                      Cash and equivalents at end
                       of period                                    $ 114.0       $ 145.1
                                                                    =======       =======
- - -----------------------------------------------------------------------------------------
SUPPLEMENTAL          Interest paid                                 $  31.5       $  36.7
DISCLOSURES           Income taxes paid                                 7.2          13.3
OF CASH FLOW
INFORMATION
- - -----------------------------------------------------------------------------------------

- - --------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

BORDEN, INC.

(In millions)

                                                                March 31               December 31
                                                              ------------             -----------
ASSETS                                                           1994                      1993
- - --------------------------------------------------------------------------------------------------
CURRENT       Cash and equivalents                             $  114.0                  $  100.3
ASSETS        Accounts receivable (less allowance
               for doubtful accounts of $10.1 and
               $8.9 respectively)                                 423.8                     334.7
              Inventories:
               Finished and in-process goods                      340.7                     319.4
               Raw materials and supplies                         162.8                     171.0
              Other current assets                                162.8                     142.6
              Net assets of discontinued operations               229.9                     222.2
                                                               --------                  --------
                                                                1,434.0                   1,290.2
                                                               --------                  --------
- - --------------------------------------------------------------------------------------------------

INVESTMENTS   Investments in and advances to
AND OTHER      affiliated companies                                89.5                      91.3
ASSETS        Deferred income taxes                               222.6                     225.4
              Other assets                                        134.0                     126.6
                                                               --------                  --------
                                                                  446.1                     443.3
                                                               --------                  --------
- - --------------------------------------------------------------------------------------------------

PROPERTY      Land                                                104.2                     105.5
AND           Buildings                                           600.9                     609.6
EQUIPMENT     Machinery and equipment                           1,922.8                   1,949.3
                                                               --------                  --------
                                                                2,627.9                   2,664.4
              Less accumulated depreciation                    (1,297.5)                 (1,327.7)
                                                               --------                ----------
                                                                1,330.4                   1,336.7
                                                               --------                ----------
- - --------------------------------------------------------------------------------------------------

INTANGIBLES   Intangibles resulting from
               business acquisitions                              792.4                     801.5
                                                               --------                  --------
- - --------------------------------------------------------------------------------------------------

                                                               $4,002.9                  $3,871.7
                                                               ========                  ========


- - -------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

BORDEN, INC.

(In millions except share and per share data)

                                                          March 31            December 31
                                                        ------------          -----------
LIABILITIES AND SHAREHOLDERS' EQUITY                        1994                  1993
- - -------------------------------------------------------------------------------------------
CURRENT        Debt payable within one year               $  536.3               $  410.6
LIABILITIES    Accounts and drafts payable                   436.0                  433.3
               Restructuring reserve                         136.9                  145.9
               Income taxes                                   59.8                   56.5
               Other current liabilities                     344.2                  325.2
                                                          --------               --------
                                                           1,513.2                1,371.5
                                                          --------               --------
- - -------------------------------------------------------------------------------------------

OTHER          Long-term debt                              1,235.3                1,240.8
               Deferred income taxes                          51.8                   47.1
               Postretirement benefit obligations            353.8                  353.8
               Other long-term liabilities                   103.5                  103.8
               Minority interest                             508.2                  508.8
                                                          --------               --------
                                                           2,252.6                2,254.3
                                                          --------               --------
- - -------------------------------------------------------------------------------------------

SHAREHOLDERS' Common stock - $0.625 par value
EQUITY          Authorized 480,000,000 shares
                Issued 194,983,374 shares                    121.9                  121.9
               Paid in capital                                88.3                   88.1
               Accumulated translation adjustment           (175.9)                (171.1)
               Minimum pension liability                     (95.5)                 (95.5)
               Retained earnings                             830.3                  835.1
                                                          --------               --------
                                                             769.1                  778.5
               Less common stock in treasury (at
                cost) - 53,566,588 shares and
                53,625,339 shares, respectively             (532.0)                (532.6)
                                                          --------               --------
                                                             237.1                  245.9
                                                          --------               --------
- - -------------------------------------------------------------------------------------------

                                                          $4,002.9               $3,871.7
                                                          ========               ========


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (dollars in millions except per share amounts)



1.   INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited interim consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair statement of the results for the interim periods. Results for the interim periods are not necessarily indicative of results for the full years.

2.   DISCONTINUED OPERATIONS

     In January 1994 the Company announced a comprehensive divestiture and restructuring program which includes the divestment of North American snacks, seafood, jams and jellies, foodservice and other businesses.

     The Company anticipates the sale or closure of all the operations will be completed by the end of 1994. The Company intends to use net proceeds from the sale of the operations primarily to reduce debt.

     The net loss from discontinued operations of $21.5 for the first quarter of 1994 has been charged against the 1993 reserve for loss on disposal of discontinued operations. The actual loss for the 1994 first quarter is in line with the estimates made in December 1993.

                          PART I FINANCIAL INFORMATION


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1994 VERSUS QUARTER ENDED MARCH 31, 1993

Net sales from continuing operations for the quarter ended March 31, 1994 decreased 1.9% to $1.27 billion from $1.30 billion in 1993. The 1994 first quarter net income of $5.8 million, or $0.04 per share, which includes only continuing operations, compares with restated income from continuing operations of $43.7 million, or $0.31 per share, in 1993. Restated net income for the first quarter of 1993 was $9.2 million, or $0.07 per share, which includes a $16.5 million loss from discontinued operations and an $18.0 million charge for the cumulative effect of an accounting change. Division operating income in 1994 decreased 50.5% to $55.9 million from $112.9 million in 1993.

North American Foods sales decreased 4.7% to $592.8 million from $622.1 million in 1993 primarily as a result of the 1993 divestitures as well as volume declines in dairy and pasta. Operating income declined 96.0% to $2.3 million from $57.6 million in 1993 primarily as a result of the volume declines and higher raw milk and durum wheat costs.

International Foods sales decreased 0.8% to $218.9 million from $220.7 million as a result of adverse foreign exchange rate fluctuations, decreases in Latin American dairy and European bakery products, partially offset by increases in international milk powder. Operating income declined 16.2% to $15.8 million from $18.8 million due primarily to declines in Latin American dairy and lower income from the Gallina Blanca soup and bouillon joint venture in Spain, partially offset by improvements in KLIM milk powder and several European niche grocery and pasta products.

Packaging and Industrial Products sales increased 1.3% to $461.0 million from $454.8 million in 1993 as a result of increases in North American forest products adhesives, plastic film and packaging, and worldwide wallcoverings, partially offset by the 1993 divestiture of a European packaging operation and decreases in European operations. Operating income increased 3.6% to $37.8 million from $36.5 million in 1993 reflecting improvements in most North American operations, partially offset by declines in European operations.

Net sales of discontinued operations decreased 4.5% to $255.5 million from $267.7 million in 1993 primarily as a result of decreases in North American snacks and seafood products. The net loss from discontinued operations was $21.5 million in 1994 compared to a net loss of $16.5 million in 1993. The increase in the net loss is primarily the result of declines in seafood products. The net loss for first quarter 1994 has been charged against the 1993 reserve for loss on discontinued operations. The 1994 loss is in line with the estimates made in 1993 to establish the reserve.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities during the first three months of 1994 was $1.3 million compared to cash used in operating activities of $64.6 million for the first three months of 1993. The decrease in cash used by operating activities is due primarily to reduced working capital requirements.

Capital expenditures for new facilities and improvements to existing facilities during 1994 were $26.6 million compared to $38.8 million for the prior year period.

Cash provided in 1994 from the divestiture of a seafood business was $4.8 million.

Short term debt increased $143.1 million in 1994 compared to a decrease of $126.0 million in 1993. A portion of the 1994 increase is due to the repurchase of $70.0 million of accounts receivables. The decrease in 1993 reflects repayment of commercial paper with the proceeds of long-term debt financing discussed below.

The 1993 long-term debt financing includes proceeds from a $250.0 million issuance of 30-year, 7 7/8% debentures which were used primarily to repay short-term commercial paper.

                           PART II OTHER INFORMATION


Item 1:  LEGAL PROCEEDINGS

ENVIRONMENTAL PROCEEDINGS

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

Private actions have been filed against the Company and numerous other defendants beginning in 1986 in the State Court in Livingston Parish, Louisiana alleging personal injuries and property damage in connection with a waste disposal site in Louisiana, and beginning in 1987 in state court in Camden, New Jersey in connection with a waste disposal site in New Jersey.

In February 1993, an Environmental Protection Agency ("EPA") Administrative Law Judge held that the Borden Chemicals and Plastics Limited Partnership ("BCP") Illiopolis, Illinois facility violated CERCLA and the Emergency Planning and Community Right to Know Act ("EPCRA") by failing to report certain relief valve releases that the Company believes are exempt from CERCLA and EPCRA reporting. A petition for reconsideration has been filed. In January 1994, the Louisiana Department of Environmental Quality determined that a production unit at BCP's Geismar facility should be subject to regulation under Louisiana's hazardous waste statutes and regulations. That decision has been appealed to the state courts. In April 1994, the U.S. Department of Justice, at the request of the U.S. EPA, notified BCP that it intends to bring an action in federal court against BCP seeking, among other things, corrective action and penalties for alleged violations of the Resource Conservation and Recovery Act at the Geismar facility. BCP maintains that the Geismar production unit is not subject to regulation under federal or state hazardous waste laws. Under an Environmental Indemnity Agreement, the Company has agreed, subject to certain conditions and limitations, to indemnify BCP from certain environmental liabilities that predate the formation of BCP.

The U.S. EPA has issued a notice of violation alleging the violation of air pollution regulations by a plant in Massachusetts (September 1988).


A notice of violation has been issued by the Maine Department of Environmental Protection (April 1991) alleging the violation of certain solid waste and wetlands regulations at a Scarborough, Maine facility.

OTHER LEGAL PROCEEDINGS

Allegations by the State of Virginia, of antitrust violations in connection with the sale of milk to schools in Virginia, were settled in March 1994 by an agreement to pay $325,000 in restitution.

The States of West Virginia and Ohio have also filed suits (12/93, and 8/93) alleging antitrust violations in connection with the sale of milk to schools in certain of their school districts. A private antitrust suit containing similar allegations was filed in Federal Court in Oklahoma (4/93) on behalf of four school districts and seeks class action certification. Federal Grand Jury investigations of similar allegations are pending in Michigan, Indiana and Kentucky (6/91), Oklahoma (8/92), Ohio (2/93) and the Plains States (9/93). Similar investigations by the state Attorneys General are pending in Illinois (11/91)and North Carolina (6/93). Two private antitrust suits alleging price fixing of wholesale/retail accounts were filed in Florida (7/93) and W. Virginia (9/93).

The Company is a defendant in litigation in Montreal, Canada involving allegations of personal injury or property damage arising from the misapplication of, or defects in, the urea-formaldehyde foam insulation. The litigation, which was tried from September 1983 through December 1989, was dismissed by the trial court in December 1991. An Appeal filed by plaintiffs will be heard in 1995.

The Company and its Directors have been sued in Federal District Court in New York (December 1993) for alleged violations of the Securities Exchange Act of 1934 in connection with certain 1993 financial projections.

In addition, the Company is involved in other litigation throughout the United States which is considered to be in the ordinary course of the Company's business.

The Company believes, based upon the information it presently possesses, and taking into account its established accruals for estimated liability and its insurance coverage, that the foregoing proceedings and actions are unlikely to have a materially adverse effect on the Company's financial position or operating results.

Item 6:      EXHIBITS AND REPORTS ON FORM 8-K

             a.   Exhibits

                  None

             b.   Reports on Form 8-K

                  On January 10, 1994 the Registrant filed a Form 8-K announcing that charges were recorded in fourth quarter 1993 for a restructuring and business divestiture program, and for the cumulative effect relating to the adoption of a new accounting standard.

                  On March 23, 1994 the Registrant filed a Form 8-K announcing the restatement and reclassification of the 1992 and 1993 financial statements as a result of reversing and reclassifying certain items that had been included in its 1992 restructuring charge.


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         BORDEN, INC.



Date:  May 13, 1994                            By /s/ George P. Morris
                                                  ----------------------------
                                                  George P. Morris
                                                  Vice President and
                                                  Chief Strategic Officer
                                                  (Principal Financial Officer
                                                  and duly authorized signing
                                                  officer)