Form 10-Q
period 1994-06-30
BORDEN INC
filed 1994-08-12
CIK 13239

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D. C.  20549


                                   FORM 10-Q


  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 ---    EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 1994
                               ---------------------------------------------

Commission file number                              1-71
                       -----------------------------------------------------


                                 BORDEN, INC.


                New Jersey                                  13-0511250
- - -------------------------------------------           -----------------------
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                    Identification No.)

                  180 East Broad Street, Columbus, OH  43215
        ---------------------------------------------------------------
                   (Address of principal executive offices)


                                (614) 225-4000
        ---------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
        ---------------------------------------------------------------

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
Yes  X   No
    ---     ---
Number of shares of common stock, $0.625 par value, outstanding as of the close of business on July 22, 1994: 141,424,181


- - -----------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

BORDEN, INC

                                                                                         Three Months Ended
                                                                                               June 30
                                                                                 --------------------------------------
(In millions except per share data)                                                1994                    1993
- - -----------------------------------------------------------------------------------------------------------------------
REVENUE         Net sales                                                        $1,369.3                $1,352.5

- - -----------------------------------------------------------------------------------------------------------------------

COSTS AND       Cost of goods sold                                                1,043.3                   997.4
EXPENSES        Marketing, general and administrative
                 expenses                                                           268.4                   259.4
                Interest expense                                                     29.8                    31.8
                Equity in income of affiliates                                       (2.6)                   (2.5)
                Minority interest                                                    10.0                    10.0
                Other (income) and expense, net                                       1.9                     9.6
                Income taxes                                                          7.4                    16.3
                                                                                 --------                --------
                                                                                  1,358.2                 1,322.0
                                                                                 --------                --------
- - -----------------------------------------------------------------------------------------------------------------------

EARNINGS        Income from continuing operations                                    11.1                    30.5
                Loss from discontinued operations                                                           (12.0)
                                                                                 --------                --------
                Net income                                                       $   11.1                $   18.5
                                                                                 ========                ========

- - -----------------------------------------------------------------------------------------------------------------------

SHARE DATA      Income from continuing operations                                $   0.08                $   0.22
                Loss from discontinued operations                                                           (0.09)
                                                                                 --------                --------
                Net income per common share                                      $   0.08                $   0.13
                                                                                 ========                ========

                Cash dividends paid per common share                             $  0.075                $  0.300
                Average number of common shares
                 outstanding during the period                                      141.5                   140.9

- - -----------------------------------------------------------------------------------------------------------------------

- - --------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

BORDEN, INC.
                                                                                         Six Months Ended
                                                                                              June 30
                                                                                 -----------------------------------
(In millions except per share data)                                                1994                     1993
- - --------------------------------------------------------------------------------------------------------------------
REVENUE         Net sales                                                        $2,642.0                $2,650.1

- - --------------------------------------------------------------------------------------------------------------------

COSTS AND       Cost of goods sold                                                1,998.0                 1,943.9
EXPENSES        Marketing, general and administrative
                 expenses                                                           525.7                   499.3
                Interest expense                                                     57.6                    62.3
                Equity in income of affiliates                                       (4.9)                   (6.3)
                Minority interest                                                    19.2                    20.2
                Other (income) and expense, net                                      18.2                    18.2
                Income taxes                                                         11.3                    38.3
                                                                                 --------                --------
                                                                                  2,625.1                 2,575.9
                                                                                 --------                --------

- - --------------------------------------------------------------------------------------------------------------------

EARNINGS        Income from continuing operations                                    16.9                    74.2
                Loss from discontinued operations                                                           (28.5)
                                                                                 --------                --------
                Income before cumulative effect of
                 accounting changes                                                  16.9                    45.7
                Cumulative effect of change in
                 accounting for postemployment
                 benefits                                                                                   (18.0)
                                                                                 --------                --------
                Net income                                                       $   16.9                $   27.7
                                                                                 ========                ========

- - --------------------------------------------------------------------------------------------------------------------

SHARE DATA      Income from continuing operations                                $   0.12                $   0.53
                Loss from discontinued operations                                                           (0.20)
                                                                                 --------                --------
                Income before cumulative effect of
                 accounting changes                                                  0.12                    0.33
                Cumulative effect of change in
                 accounting for postemployment
                 benefits                                                                                   (0.13)
                                                                                 --------                --------
                Net income per common share                                      $   0.12                $   0.20
                                                                                 ========                ========

                Cash dividends paid per common share                             $  0.150                $  0.600
                Average number of common shares
                 outstanding during the period                                      141.5                   140.8

- - --------------------------------------------------------------------------------------------------------------------

- - -------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

BORDEN, INC.
                                                                                           Six Months Ended
                                                                                               June 30
                                                                                     ------------------------------
(In millions)                                                                           1994              1993
- - -------------------------------------------------------------------------------------------------------------------
CASH FLOWS
FROM OPERATING        Cash flows from operations                                     $  19.1            $ (30.4)
ACTIVITIES                                                                           -------            -------

- - -------------------------------------------------------------------------------------------------------------------

CASH FLOWS            Capital expenditures                                             (60.5)             (79.0)
FROM                  Divestiture of businesses                                         87.3               16.7
INVESTING                                                                            -------            -------
ACTIVITIES                                                                              26.8              (62.3)
                                                                                     -------            -------

- - -------------------------------------------------------------------------------------------------------------------

CASH FLOWS            Increase (decrease) in short-term debt                           203.1             (130.7)
FROM                  Reduction in long-term debt                                      (77.2)             (41.4)
FINANCING             Long-term debt financing                                          18.2              262.5
ACTIVITIES            Repurchase of receivables                                       (150.0)
                      Dividends paid                                                   (21.2)             (84.4)
                      Other                                                               .9                6.6
                                                                                     -------            -------
                                                                                       (26.2)              12.6
                                                                                     -------            -------

- - -------------------------------------------------------------------------------------------------------------------

                      Increase (decrease) in cash and equivalents                       19.7              (80.1)
                      Cash and equivalents at beginning
                       of period                                                       100.3              186.0
                                                                                     -------            -------
                      Cash and equivalents at end
                       of period                                                     $ 120.0            $ 105.9
                                                                                     =======            =======


- - -------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL          Interest paid                                                  $  39.7            $  51.8
DISCLOSURES           Income taxes paid                                                (11.3)              16.6
OF CASH FLOW
INFORMATION

- - -------------------------------------------------------------------------------------------------------------------

- - ------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

BORDEN, INC.


(In millions)

                                                                                   June 30               December 31
                                                                                 -----------             -----------
ASSETS                                                                              1994                     1993
- - ------------------------------------------------------------------------------------------------------------------------
CURRENT       Cash and equivalents                                               $  120.0                  $  100.3
ASSETS        Accounts receivable (less allowance
               for doubtful accounts of $12.5 and
               $8.9 respectively)                                                   460.6                     334.7
              Inventories:
               Finished and in-process goods                                        372.4                     319.4
               Raw materials and supplies                                           168.8                     171.0
              Other current assets                                                  155.0                     142.6
              Net assets of discontinued operations                                 192.2                     222.2
                                                                                 --------                  --------
                                                                                  1,469.0                   1,290.2
                                                                                 --------                  --------

- - ------------------------------------------------------------------------------------------------------------------------

INVESTMENTS   Investments in and advances to
AND OTHER      affiliated companies                                                  94.1                      91.3
ASSETS        Deferred income taxes                                                 236.8                     225.4
              Other assets                                                          128.1                     126.6
                                                                                 --------                  --------
                                                                                    459.0                     443.3
                                                                                 --------                  --------

- - ------------------------------------------------------------------------------------------------------------------------

PROPERTY      Land                                                                  104.7                     105.5
AND           Buildings                                                             606.5                     609.6
EQUIPMENT     Machinery and equipment                                             1,955.3                   1,949.3
                                                                                 --------                  --------
                                                                                  2,666.5                   2,664.4
              Less accumulated depreciation                                      (1,328.6)                 (1,327.7)
                                                                                 --------                ----------
                                                                                  1,337.9                   1,336.7
                                                                                 --------                ----------

- - ------------------------------------------------------------------------------------------------------------------------

INTANGIBLES   Intangibles resulting from
               business acquisitions                                                790.0                     801.5
                                                                                 --------                  --------

- - ------------------------------------------------------------------------------------------------------------------------

                                                                                 $4,055.9                  $3,871.7
                                                                                 ========                  ========


CONSOLIDATED BALANCE SHEETS (UNAUDITED)

BORDEN, INC.


(In millions except share and per share data)

                                                                                   June 30             December 31
                                                                                 -----------           -----------
LIABILITIES AND SHAREHOLDERS' EQUITY                                                1994                   1993
- - -----------------------------------------------------------------------------------------------------------------
CURRENT        Debt payable within one year                                       $  558.9               $  410.6
LIABILITIES    Accounts and drafts payable                                           466.2                  433.3
               Restructuring reserve                                                 110.7                  145.9
               Income taxes                                                           30.9                   56.5
               Other current liabilities                                             361.6                  325.2
                                                                                  --------               --------
                                                                                   1,528.3                1,371.5
                                                                                  --------               --------

- - -----------------------------------------------------------------------------------------------------------------

OTHER          Long-term debt                                                      1,243.8                1,240.8
               Deferred income taxes                                                  60.4                   47.1
               Postretirement benefit obligations                                    353.4                  353.8
               Other long-term liabilities                                           103.9                  103.8
               Minority interest                                                     508.6                  508.8
                                                                                  --------               --------
                                                                                   2,270.1                2,254.3
                                                                                  --------               --------

- - -----------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' Common stock - $0.625 par value
EQUITY          Authorized 480,000,000 shares
                Issued 194,983,374 shares                                            121.9                  121.9
               Paid in capital                                                        88.3                   88.1
               Accumulated translation adjustment                                   (156.1)                (171.1)
               Minimum pension liability                                             (95.5)                 (95.5)
               Retained earnings                                                     830.8                  835.1
                                                                                  --------               --------
                                                                                     789.4                  778.5
               Less common stock in treasury (at
                cost) - 53,561,979 shares and
                53,625,339 shares, respectively                                     (531.9)                (532.6)
                                                                                  --------               --------
                                                                                     257.5                  245.9
                                                                                  --------               --------

- - -----------------------------------------------------------------------------------------------------------------

                                                                                  $4,055.9               $3,871.7
                                                                                  ========               ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 (dollars in millions except per share amounts)



1.   INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited interim consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair statement of the results for the interim periods. Results for the interim periods are not necessarily indicative of results for the full years.

2.   DISCONTINUED OPERATIONS

     In December 1993 the Company recorded a pretax charge of $637.4, $490.0 after tax, to accrue the estimated cost of a business divestiture program.

     The program involves the divestment of North American snacks, seafood, jams and jellies, foodservice, and other businesses.

     The estimated cost of the program includes loss on disposals, operating losses from December 31, 1993 to date of disposal, severance and other costs directly associated with the program.

     Businesses divested as of June 30, 1994, which include seafood and foodservice, generated proceeds of $87.3. Pretax losses on disposal of $284.8 and pretax operating losses, severance and other costs of $53.0 have been charged to the reserve as of June 30, 1994. Total program costs incurred through June 30, 1994 are in line with the original estimates.

     Management believes that the sale or closure of the discontinued operations will be substantially complete by the end of 1994 or early 1995.

                          PART I FINANCIAL INFORMATION
                          ----------------------------

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1994 VERSUS QUARTER ENDED JUNE 30, 1993

Net sales from continuing operations for the quarter ended June 30, 1994 increased 1.3% to $1.37 billion from $1.35 billion in 1993. The 1994 second quarter net income of $11.1 million, or $0.08 per share, which includes only continuing operations, compares with restated income from continuing operations of $30.5 million, or $0.22 per share, in 1993. Restated net income for the second quarter of 1993 was $18.5 million, or $0.13 per share, which includes a $12.0 million loss from discontinued operations. Division operating income in second quarter 1994 decreased 34.1% to $64.0 million from $97.1 million in 1993.

North American Foods sales decreased 0.9% to $622.6 million from $628.2 million in 1993 primarily as a result of 1993 divestitures and a slight decline in niche grocery sales, partially offset by a slight increase in pasta product sales. The division recorded an operating loss of $0.6 million compared to operating income of $26.1 million in 1993. Margins on dairy and pasta product sales were adversely affected by high commodity costs for raw milk and durum wheat and from competitive pressures that inhibited increases in product selling prices.

International Foods sales increased 6.4% to $241.1 million from $226.6 million in 1993. The increase reflects improvements by the KLIM milk powder export business, milk powder and cheese in Colombia, and food operations in Puerto Rico. Operating income was $19.4 million in 1994, unchanged from 1993. Income improvements in Puerto Rican operations and European grocery and pasta were offset by declines in the European bakery business and Latin American operations.

Packaging and Industrial Products sales increased 1.6% to $505.7 million from $497.6 million in 1993. Increases in worldwide resins and domestic wallcoverings and plastic operations were substantially offset by declines in Latin American operations and the 1993 divestiture of a European packaging operation. Operating income decreased 12.4% to $45.1 million from $51.5 million in 1993. A decline in European packaging results and a $6.0 million provision for anticipated environmental liabilities were partially offset by improvements in worldwide resins and income contribution from Borden Chemicals and Plastics Limited Partnership.

Net sales of discontinued operations decreased 14.0% to $262.0 million from $304.6 million in 1993 primarily as a result of the sale of the foodservice operation and declines in North American snacks. The net loss from discontinued operations was $10.9 million in 1994 compared to a net loss of $12.0 million in 1993. The net loss has been charged against the reserve for loss on discontinued operations. The 1994 loss is in line with the estimates made to establish the reserve.

SIX MONTHS ENDED JUNE 30, 1994 VERSUS SIX MONTHS ENDED JUNE 30, 1993

Net sales from continuing operations for the six months ended June 30, 1994 decreased 0.3% to $2.64 billion from $2.65 billion in 1993. Net income of $16.9 million, or $0.12 per share, which includes only continuing operations, compares with restated income from continuing operations of $74.2 million, or $0.53 per share, in 1993. Restated net income for the first six months of 1993 was $27.7 million which includes a $28.5 million loss from discontinued operations and an $18.0 million charge for the cumulative effect of an accounting change. Division operating income decreased 42.9% to $119.9 million from $210.0 million in 1993.

Generally the explanations previously discussed for the quarter ended June 30, 1994 also apply to the six month period ended June 30, 1994.

OUTLOOK FOR THE REMAINDER OF 1994

Margins in the second half of the year are expected to benefit from recent downturns in commodity costs, seasonal increases in niche grocery and other businesses, and the effects of cost reduction programs. However, based on results through June, which include a considerable loss in Dairy, earlier expectations of earnings for the year will not be realized. The Company's progress on the plan to date is being reviewed and any changes to the plan that are deemed necessary will be made promptly.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operating activities during the first six months of 1994 was $19.1 million compared to cash used in operating activities of $30.4 million for the first six months of 1993. The increase in operating cash flows reflects income tax refunds in 1994 and reduced working capital requirements.

Capital expenditures for new facilities and improvements to existing facilities were $60.5 million in 1994 compared to $79.0 million in 1993. Capital spending in 1994 reflects tight cash conservation and the effect of discontinued operations.

Cash provided by the divestiture of businesses was $87.3 million in 1994 and $16.7 million in 1993. The 1994 proceeds reflect sale of the foodservice and seafood businesses which were divested under the Company's previously announced divestiture program. Subsequent to June 30, 1994 the Company has generated additional proceeds of $77.3 million primarily from sale of jams and jellies and the ice cream business in Japan. Divestitures in 1993 consisted of Laura Scudder Snacks, Southwest Snacks, and Deran Candy Products.

Short term debt increased $203.1 million in 1994 compared to a decrease of $130.7 million in 1993. A portion of the 1994 increase is due to lower sales of accounts receivable. The decrease in 1993 reflects repayment of commercial paper with proceeds of long-term debt financing discussed below.

The 1993 long-term debt financing includes proceeds from a $250.0 million issuance of 30-year, 7 7/8% debentures.

In July the Company accepted a commitment from Citibank and Credit Suisse for a $1.4 billion, 2-1/2 year credit facility. The facility will be used as back up for commercial paper borrowings and will replace a revolving facility that expires in September and other backup credit facilities, as well as to enable consolidation of other financings in place and provide for the normal financial requirements of the business.

                           PART II OTHER INFORMATION
                           -------------------------


Item 3:  LEGAL PROCEEDINGS

ENVIRONMENTAL PROCEEDINGS
- - -------------------------
The Company has been notified that it is or may be a potentially responsible party with respect to the cleanup of certain waste sites (currently approximately 47 in number) in proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state environmental laws. While the Company cannot predict with certainty the total cost of such cleanup, the Company's ultimate liability will depend on many factors including its volumetric share of waste, the financial viability of other responsible parties, the remediation methods and technology used, the amount of time necessary to accomplish remediation, and the availability of insurance coverage. The Corporation has established reserves for environmental remediation costs for these and other sites in amounts which it believes are probable and reasonably estimable. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may exceed current reserves by amounts that may prove insignificant or by amounts, in the aggregate, up to approximately $40 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Company among the range of reasonably possible outcomes were used. In estimating both its current reserves for environmental remediation and the possible range of additional costs, the Company has not assumed that it will bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, based generally on the parties' probable contribution on a per site basis. No attempt has been made to discount the estimated amounts to net present value, and no amounts have been recorded for potential recoveries from insurance carriers. Based upon previous experience and the information presently available, however, management believes that, as of the date hereof, future costs incurred will not have a material adverse effect on the financial condition of the Company.

Private actions against the Company and numerous other defendants are currently pending in U.S. District Court in Baton Rouge, Louisiana alleging personal injuries and property damage in connection with a waste disposal site in Louisiana. Similar actions are pending in state court in Camden, New Jersey in connection with a waste disposal site in New Jersey.

The U.S. Environmental Protection Agency ("EPA") has issued a notice of violation alleging the violation of air pollution regulations by a plant in Massachusetts (September 1988).

A notice of violation has been issued by the Maine Department of Environmental Protection (April 1991) alleging the violation of certain solid waste and wetlands regulations at a Scarborough, Maine facility.

A notice of violation has been issued by the Puerto Rican sewer and water authority (July 1994) alleging violations of wastewater regulations by an ice cream plant in Mantecados Nevada, Puerto Rico.

In 1987, the Company's basic chemical and PVC resin businesses located at Geismar, Louisiana and Illiopolis, Illinois were acquired by the Borden Chemicals and Plastics Limited Partnership ("BCP"). Under an Environmental Indemnity Agreement, the Company has agreed, subject to certain conditions and limitations, to indemnify BCP from certain environmental liabilities that predate the formation of BCP and share on an equitable basis those arising from facts or circumstances existing and requirements in effect both prior to and after such date. No claim can be made by BCP under the Agreement after 15 years from November 30, 1987. Accordingly, certain BCP legal proceedings are discussed herein. In February 1993, an EPA Administrative Law Judge held that the Illiopolis, Illinois facility violated CERCLA and the Emergency Planning and Community Right to Know Act ("EPCRA") by failing to report certain relief valve releases that BCP and the Company believe are exempt from CERCLA and EPCRA reporting. BCP's petition for reconsideration was denied, a penalty hearing has been scheduled and further appeals are possible if the parties cannot reach an agreement. In January 1994, the Louisiana Department of Environmental Quality determined that a production unit at BCP's Geismar facility should be subject to regulation under Louisiana's hazardous waste statutes and regulations. That decision has been appealed to the state courts. In April 1994, the U.S. Department of Justice, at the request of the U.S. EPA, notified BCP that it intends to bring an action in federal court against BCP seeking, among other things, corrective action and penalties for alleged violations of the Resource Conservation and Recovery Act ("RCRA") at the Geismar facility. BCP believes that it has meritorious defenses to these allegations and in May 1994, filed a Complaint for Declaratory Judgement in U.S. Distric Court in Baton Rouge seeking a determination that certain materials and facilities are not subject to regulation under RCRA.

OTHER LEGAL PROCEEDINGS
- - -----------------------
Allegations by the State of North Carolina, of antitrust violations in connection with the sale of milk to two school districts in North Carolina, were settled in May 1994 by an agreement to pay $165,000 in restitution. Similar allegations against the Company by the Department of Justice in the Indiana Investigation were resolved in April 1994 by the Company entering a plea and agreeing to pay a fine of $100,000.

The States of West Virginia and Ohio have also filed suits (12/93 and 8/93) alleging antitrust violations in connection with the sale of milk to schools in certain of their school districts. A private antitrust suit was filed in Federal Court in Oklahoma (4/93) on behalf of four school districts and seeks class action certification. Federal Grand Jury investigations are pending in Oklahoma (8/92), Ohio (2/93) and the Plains States (9/93). Private antitrust suits alleging price fixing of wholesale/retail accounts have been filed in Florida (7/93) and W. Virginia (9/93).

The Company is a defendant in litigation in Montreal, Canada involving allegations of personal injury or property damage arising from the misapplication of, or defects in, a urea-formaldehyde foam insulation product which the Company manufactured from 1973 through 1980. The litigation, which was tried from

September 1983 through December 1989, was dismissed by the trial court in December 1991. An Appeal filed by plaintiffs will be heard in 1995.

The Company and its Directors have been sued in Federal District Court in New York (December 1993) for alleged violations of the Securities Exchange Act of 1934 in connection with certain 1993 financial projections.

In addition, the Company is involved in other litigation throughout the United States which is considered to be in the ordinary course of the Company's business.

The Company believes, based upon the information it presently possesses, and taking into account its established reserves for estimated liability and its insurance coverage, that the foregoing proceedings and actions are unlikely to have a materially adverse effect on the Company's financial position or operating results.

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The 1994 Annual Meeting of Shareholders of the Registrant was held on May 20. The shareholders elected eight directors to hold office for the next year by the following votes: F.E. Hennig-118,084,030; W.J. LeMelle-117,988,777; R.P. Luciano-118,135,518; H.B. Morley-118,381,463; J.E. Sexton-118,383,413; E.R.
Shames-118,516,716; P.C. Stewart-117,959,251; and F.J. Tasco-118,170,658.
Votes withheld or cast for other persons against the nominees were 5,180,094.

The Board of Directors' proposal for ratification of the selection of Price Waterhouse as the Registrant's independent auditors was approved by a vote of 119,927,591 for the proposal, 1,755,332 against the proposal, and 786,762 abstentions. The 1994 Stock Option Plan was approved by a vote of 107,506,637 for the Plan, 12,908,366 against the Plan, and 2,054,682 abstentions. The 1994 Management Incentive Plan was approved by a vote of 109,893,899 for the Plan, 10,398,769 against the Plan, and 2,177,017 abstentions.

There were no broker non-votes on matters submitted to shareholders.

Item 6:      EXHIBITS AND REPORTS ON FORM 8-K

             a.   Exhibits

                  Exhibit 10(i) Description of Amendment to Agreement with Mr. E.R. Shames.
                  Exhibit 10(ii)         Agreement with Mr. L.O. Doza dated
                                         June 2, 1994.
                  Exhibit 10(iii)        Supplement to Agreement with Mr. G.J.
                                         Waydo dated May 4, 1994.
                  Exhibit 10(iv)         Supplement to Agreement with Mr. G.J.
                                         Waydo dated June 20, 1994.

             b.   Reports on Form 8-K

                  None

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BORDEN, INC.


Date:  August 12, 1994                     By /s/ James C. Van Meter
                                              --------------------------------
                                           James C. Van Meter
                                           Executive Vice President and
                                             Chief Financial Officer
                                           (Principal Financial Officer and
                                           duly authorized signing officer)