Form 10-Q
period 1994-09-30
BORDEN INC
filed 1994-11-14
CIK 13239

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D. C.  20549


                                   FORM 10-Q


  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
- -----   EXCHANGE  ACT OF 1934

For the quarterly period ended             September 30, 1994
                                 ----------------------------------------

Commission file number                              1-71
                                 ----------------------------------------



                                  BORDEN, INC.


           New Jersey                                      13-0511250
- -------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

                  180 East Broad Street, Columbus, OH  43215
             ----------------------------------------------------
                    (Address of principal executive offices)


                               (614) 225-4000
             ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                Not Applicable
             ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No
   ---     ---

Number of shares of common stock, $0.625 par value, outstanding as of the close of business on October 22, 1994: 141,545,838


- ---------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

BORDEN, INC

                                                               Three Months Ended
                                                                  September 30
                                                            -------------------------

(In millions except per share data)                           1994             1993
- ---------------------------------------------------------------------------------------
REVENUE         Net sales                                   $1,440.1         $1,386.4

- ---------------------------------------------------------------------------------------

COSTS AND       Cost of goods sold                           1,077.4          1,022.9
EXPENSES        Marketing, general and administrative
                 expenses                                      332.9            303.3
                Restructuring                                  (40.3)
                Interest expense                                34.3             30.6
                Equity in income of affiliates                  (4.5)            (3.4)
                Minority interest                               10.2              9.8
                Other (income) and expense, net                 86.2             10.6
                Income taxes                                    15.7              4.1
                                                            --------         --------
                                                             1,511.9          1,377.9
                                                            --------         --------

- ---------------------------------------------------------------------------------------

EARNINGS        (Loss) income from continuing operations       (71.8)             8.5
                Discontinued operations:
                 Loss from operations                                           (17.9)
                 Loss on disposal                              (58.7)
                                                             -------         --------
                Net loss                                    $ (130.5)        $   (9.4)
                                                            ========         ========

- ---------------------------------------------------------------------------------------

SHARE DATA     (Loss) income from continuing operations    $  (0.51)         $   0.06
               Discontinued operations:
                 Loss from operations                                           (0.13)
                 Loss on disposal                              (0.41)
                                                            --------         --------
                Net loss per common share                   $  (0.92)        $  (0.07)
                                                            ========         ========

                Cash dividends paid per common share        $  0.075         $  0.150
                Average number of common shares
                 outstanding during the period                 141.5            141.2
- ---------------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

BORDEN, INC.
                                                                Nine Months Ended
                                                                  September 30
                                                          ------------------------------
(In millions except per share data)                           1994             1993
- ---------------------------------------------------------------------------------------
REVENUE         Net sales                                  $4,082.1         $4,036.5
- ---------------------------------------------------------------------------------------

COSTS AND       Cost of goods sold                          3,075.4          2,966.8
EXPENSES        Marketing, general and administrative
                 expenses                                     858.6            802.6
                Restructuring                                 (40.3)
                Interest expense                               91.9             92.9
                Equity in income of affiliates                 (9.4)            (9.7)
                Minority interest                              29.4             30.0
                Other (income) and expense, net               104.4             28.8
                Income taxes                                   27.0             42.4
                                                           --------         --------
                                                            4,137.0          3,953.8
                                                           --------         --------

- --------------------------------------------------------------------------------------

EARNINGS        (Loss) income from continuing operations      (54.9)            82.7
                Discontinued operations:
                 Loss from operations                                          (46.4)
                 Loss on disposal                             (58.7)
                                                           --------         --------
                (Loss) income before cumulative effect of
                 accounting changes                          (113.6)            36.3
                Cumulative effect of change in
                 accounting for postemployment
                 benefits                                                      (18.0)
                                                           --------         --------
                Net (loss) income                          $ (113.6)        $   18.3
                                                           ========         ========

- ---------------------------------------------------------------------------------------

SHARE DATA     (Loss) income from continuing operations    $  (0.39)        $   0.59
               Discontinued operations:
                Loss from operations                                           (0.33)
                Loss on disposal                              (0.41)
                                                           --------         --------
               (Loss) income before cumulative effect of
                accounting changes                            (0.80)            0.26
               Cumulative effect of change in
                accounting for postemployment
                benefits                                                       (0.13)
                                                           --------         --------
                Net (loss) income per common share         $  (0.80)        $   0.13
                                                           ========         ========

                Cash dividends paid per common share       $  0.225         $  0.750
                Average number of common shares
                 outstanding during the period                141.5            140.9
- ---------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

BORDEN, INC.
                                                                                          Nine Months Ended
                                                                                            September 30
                                                                                     --------------------------
(In millions)                                                                           1994         1993
- ------------------------------------------------------------------------------------------------------------------
CASH FLOWS
FROM OPERATING        Cash used in operations                                        $ (49.3)           $  (4.9)
ACTIVITIES                                                                           -------            -------
- ------------------------------------------------------------------------------------------------------------------

CASH FLOWS            Capital expenditures                                            (102.0)            (123.7)
FROM                  Divestiture of businesses                                        191.8               18.9
INVESTING                                                                            -------            -------
ACTIVITIES                                                                              89.8             (104.8)
                                                                                     -------            -------
- ------------------------------------------------------------------------------------------------------------------
CASH FLOWS            Increase (decrease) in short-term debt                            44.4              (58.3)
FROM                  Reduction in long-term debt                                     (115.1)             (71.7)
FINANCING             Long-term debt financing                                         220.9              268.9
ACTIVITIES            Decrease in receivables sold                                    (140.0)
                      Dividends paid                                                   (31.8)            (105.6)
                      Other                                                              1.1                6.8
                                                                                     -------            -------
                                                                                       (20.5)              40.1
                                                                                     -------            -------
- ------------------------------------------------------------------------------------------------------------------
                      Increase (decrease) in cash and equivalents                       20.0              (69.6)
                      Cash and equivalents at beginning
                       of period                                                       100.3              186.0
                                                                                     -------            -------
                      Cash and equivalents at end
                       of period                                                     $ 120.3            $ 116.4
                                                                                     =======            =======
- ------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL          Interest paid                                                  $ 109.2            $  94.3
DISCLOSURES           Income taxes paid                                                 (6.1)              27.3
OF CASH FLOW
INFORMATION
- ------------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

BORDEN, INC.


(In millions)

                                                          September 30             December 31
                                                         ---------------          -------------
ASSETS                                                        1994                    1993
- --------------------------------------------------------------------------------------------------
CURRENT       Cash and equivalents                          $  120.3                  $  100.3

ASSETS        Accounts receivable (less allowance
               for doubtful accounts of $12.5 and
               $8.9 respectively)                              477.0                     334.7
              Inventories:
               Finished and in-process goods                   359.0                     319.4
               Raw materials and supplies                      180.5                     171.0
              Other current assets                             163.5                     142.6
              Net assets of discontinued operations             70.0                     222.2
                                                            --------                  --------
                                                             1,370.3                   1,290.2
                                                            --------                  --------
- --------------------------------------------------------------------------------------------------

INVESTMENTS   Investments in and advances to
AND OTHER      affiliated companies                             89.3                      91.3
ASSETS        Deferred income taxes                            346.7                     225.4
              Other assets                                     124.7                     126.6
                                                            --------                  --------
                                                               560.7                     443.3
                                                            --------                  --------
- --------------------------------------------------------------------------------------------------

PROPERTY      Land                                             101.4                     105.5
AND           Buildings                                        595.4                     609.6
EQUIPMENT     Machinery and equipment                        1,962.9                   1,949.3
                                                            --------                  --------
                                                             2,659.7                   2,664.4
              Less accumulated depreciation                 (1,338.4)                 (1,327.7)
                                                            --------                ----------
                                                             1,321.3                   1,336.7
                                                            --------                ----------
- --------------------------------------------------------------------------------------------------

INTANGIBLES   Intangibles resulting from
               business acquisitions                           761.8                     801.5
                                                            --------                  --------
- --------------------------------------------------------------------------------------------------
                                                            $4,014.1                  $3,871.7
                                                            --------                  --------



CONSOLIDATED BALANCE SHEETS (UNAUDITED)

BORDEN, INC.


(In millions except share and per share data)

                                                          September 30          December 31
                                                        ----------------        -----------
LIABILITIES AND SHAREHOLDERS' EQUITY                         1994                  1993
- -------------------------------------------------------------------------------------------
CURRENT        Debt payable within one year                $  397.0               $  410.6
LIABILITIES    Accounts and drafts payable                    507.2                  433.3
               Restructuring reserve                           63.5                  145.9
               Income taxes                                    79.0                   56.5
               Other current liabilities                      371.1                  325.2
                                                           --------               --------
                                                            1,417.8                1,371.5
                                                           --------               --------

- -------------------------------------------------------------------------------------------

OTHER          Long-term debt                               1,415.5                1,240.8
               Deferred income taxes                           52.1                   47.1
               Postretirement benefit obligations             349.1                  353.8
               Other long-term liabilities                    133.3                  103.8
               Minority interest                              506.6                  508.8
                                                           --------               --------
                                                            2,456.6                2,254.3
                                                           --------               --------
- -------------------------------------------------------------------------------------------

SHAREHOLDERS'  Common stock - $0.625 par value
EQUITY          Authorized 480,000,000 shares
                Issued 194,983,374 shares                     121.9                  121.9
               Paid in capital                                 88.4                   88.1
               Accumulated translation adjustment            (132.9)                (171.1)
               Minimum pension liability                      (95.5)                 (95.5)
               Retained earnings                              689.6                  835.1
                                                           --------               --------
                                                              671.5                  778.5
               Less common stock in treasury (at
                cost) - 53,442,636 shares and
                53,625,339 shares, respectively              (531.8)                (532.6)
                                                           --------               --------
                                                              139.7                  245.9
                                                           --------               --------
- --------------------------------------------------------------------------------------------
                                                           $4,014.1               $3,871.7
                                                           ========               ========


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 (dollars in millions except per share amounts)



1.   INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited interim consolidated financial statements contain all adjustments, consisting only of normal adjustments, which in the opinion of management are necessary for a fair statement of the results for the interim periods. Results for the interim periods are not necessarily indicative of results for the full years.

     Third quarter 1994 results include a net pretax charge of $181.2. The charges include an addition of $104.5 ($64.8 after tax) to the reserve for loss on disposal of discontinued operations (primarily related to less-than-estimated divestiture proceeds); $3.7 for loss on two other business disposals; $52.2 for transaction fees and expenses with respect to Borden's pending merger with an affiliate of Kohlberg Kravis Roberts & Co. (KKR); $54.4 for the writedown of two partnerships and of goodwill related to the Fisher cheese brand; and $16.5 for additions to environmental, litigation and idle property reserves. In arriving at the net charge of $181.2, these charges were partially offset by a credit of $50.1 for the reversal of prior restructuring charges, of which $40.3 applied to continuing operations and $9.8 applied to discontinued operations.

     The net pretax charge of $181.2 is recorded in the income statement as follows: $28.9 is in marketing, general and administrative expenses; a credit of $40.3 is in restructuring; $97.9 is included in other income and expense; and $94.7 is included in discontinued operations.

2.   ACQUISITION AND MERGER

     On September 23, 1994 the Company entered into a merger agreement ("Merger Agreement") providing for the acquisition of all of the outstanding common stock of the Company by an affiliate of Kohlberg Kravis Roberts & Co. (together with its affiliates, unless the context otherwise requires, "KKR") in exchange for RJR Nabisco Holdings Corp. (RJR) common stock owned by KKR and its affiliates.

     The Merger Agreement provides for an exchange offer by KKR in which holders of the Company's common stock would have the right to exchange their shares for RJR common stock valued at $14.25 per Borden share. The exact number of RJR shares to be exchanged for each Borden share will be based on the average price of RJR common stock during a 10-day trading period. However, in no event will the Company's stockholders receive greater than 2.375 RJR shares, or fewer than 1.78125 RJR shares for each Borden share.

     On September 23, 1994 the Company and KKR also entered into a Conditional Purchase/Stock Option Agreement under which KKR was granted a right to purchase from the Company at $11.00 per share, newly issued or treasury shares of the Company equal to 19.9% of the Company's currently outstanding shares payable in RJR stock. If the option is exercised prior to the close of the exchange offer, KKR must purchase at least 41% of the Company's outstanding common stock in the exchange offer if it acquires any shares in the exchange offer. If KKR acquires at least 41%, but less than or equal to 50%, of the Company's common stock in the exchange offer, the option must be exercised by KKR, to the extent necessary for KKR to own more than 50% of the Company's outstanding common stock. If KKR purchases at least 41% of the outstanding shares in the exchange offer, it must pursue subject to any required shareholder approval, a merger in which all remaining shares of the Company's common stock will be converted into the same number of RJR shares as were paid in the exchange offer.

     On September 29, 1994, the Company filed with the Federal Trade
     Commission ("FTC") and the U.S. Department of Justice Antitrust Division (the "Antitrust Division") a Premerger Notification and Report Form in connection with the proposed KKR transaction. On October 19, 1994, the Company and KKR each received a request from the FTC for additional information and documentary material, this matter having been cleared to the FTC by the Antitrust Division, and KKR responded to such request on November 4, 1994. Accordingly, the exchange of Borden common stock pursuant to the exchange offer may not be consummated until the expiration of a 20-calendar day waiting period following the date of substantial compliance by KKR with such request, unless the waiting period is sooner terminated by the FTC. Thereafter, the waiting period could be extended only by court order. Borden is currently engaged in complying with this request. While the Company has a duty substantially to comply with the request within a reasonable period of time, its compliance does not affect the waiting period.

     In the Merger Agreement, the Company has agreed to make any and all divestitures or undertakings required by the FTC, or any other applicable governmental entity in connection with the proposed KKR transaction, which divestitures in each case shall be reasonably acceptable to KKR.

3.   DISCONTINUED OPERATIONS

     In December 1993 the Company recorded a pretax charge of $637.4, $490.0 after tax, to accrue the estimated cost of a business divestiture program. The estimated cost of the program included operating losses from December 31, 1993 to date of disposal of $78.1. An additional charge of $104.5 was recorded in third quarter 1994.

     Businesses divested as of September 30, 1994 include seafood, foodservice, jams and jellies, sauces, mashed potatoes, model kits, hobby paints, and various snack businesses. Year to date proceeds for discontinued operations and other divestitures total $191.8, including $146.4 million from discontinued operations and $45.4 million from other divestitures. Pretax losses on disposal of $328.1 and pretax operating losses of $61.8, severance and other costs of $9.2 have been charged to the reserve as of September 30, 1994, which are in line with estimates as adjusted in the third quarter. The remaining reserve at September 30, 1994 includes $16.2 for future operating losses until disposal of discontinued operations.

     Management believes that the sale or closure of the discontinued operations will be substantially complete by late 1994 or early 1995.

                          PART I FINANCIAL INFORMATION
                          ----------------------------

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITION AND MERGER

On September 23, 1994 the Company entered into a merger agreement providing for the acquisition of all of the outstanding common stock of the Company by a Kohlberg Kravis Roberts & Co. affiliate in exchange for RJR Nabisco Holdings Corp. common stock owned by KKR and its affiliates. See Note 2 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1994 VERSUS QUARTER ENDED SEPTEMBER 30, 1993

Net sales from continuing operations for the quarter ended September 30, 1994 increased 3.9% to 1.44 billion from $1.39 billion in 1993. The Company reported a net loss for third quarter 1994 of $130.5 million, or $0.92 per share, compared with a restated net loss of $9.4 million, or $0.07 per share, in 1993 primarily as a result of net pretax charges of $181.2 million. These charges include an addition of $104.5 million ($64.8 million after tax) to the reserve for loss on disposal of discontinued operations (primarily related to less-than-estimated divestiture proceeds); $3.7 million for loss on two other business disposals; $52.2 million for transaction fees and expenses with respect to Borden's pending merger with an affiliate of KKR; $54.4 million for the writedown of two partnerships and of goodwill related to the Fisher cheese brand; and $16.5 million for additions to environmental, litigation and idle property reserves. These charges were partly offset by a credit of $50.1 million for the reversal of prior restructuring charges. Management reviewed the prior restructuring programs in light of recent events and determined that portions of the reserves for these programs would not be utilized.

The loss from continuing operations for third quarter 1994 was $71.8 million compared to income from continuing operations of $8.5 million in 1993. Division operating income in third quarter 1994 increased 21.3% to $75.3 million from $62.0 million in 1993. The 1994 amount includes a $23.9 million credit for the reversal of prior restructuring charges and a $28.9 million charge for the write-off of cheese goodwill.

The reversal of prior restructuring charges is allocated by division as follows:

                     North American Foods        $   8.6
                     International Foods             1.7
                     Packaging                      13.6
                     Corporate                      16.4
                                                    ----
                     Continuing Operations          40.3
                     Discontinued Operations         9.8
                                                    ----
                       TOTAL                     $  50.1
                                                    ====

North American Foods sales decreased 1.3% to $680.2 million from $689.1 million in 1993 primarily as a result of 1993 divestitures and decreased sales for most niche grocery products, partially offset by slightly higher sales for pasta and dairy products. Including the write-off of cheese goodwill and a credit of $8.6 million for the reversal of prior restructuring charges, the 1994 operating loss was $7.4 million compared to an operating loss of $2.9 million in 1993. The increased operating loss was primarily due to substantial losses in dairy, and income declines in pasta products as a result of continued high durum wheat costs. Income was down slightly in niche grocery products as a result of higher marketing costs associated with the introduction of an Eagle Brand sweetened milk line extension, partially offset by improvements in Cremora non-dairy creamer, Cracker Jack products, ReaLemon juice and Wyler's and Steero bouillon.

International Foods sales increased 0.4% to $232.4 million from $231.4 million in 1993. The increase is due to higher sales in the European bakery, grocery and pasta businesses, partially offset by decreases in international milk powder sales. Including a credit of $1.7 million for the reversal of prior restructuring charges, operating income declined 14.7% to $19.0 million from $22.2 million in 1993 as a result of declines in the European bakery and Latin American food businesses, partially offset by improvements in the KLIM milk powder export business.

Packaging and Industrial Products sales increased 13.2% to $527.5 million from $466.0 million in 1993. The increase is primarily the result of higher sales in worldwide resins, Latin American operations and plastic film and packaging products. Including a credit of $13.6 million for the reversal of prior restructuring charges, operating income increased 49.4% to $63.7 million from $42.7 million in 1993 as a result of increased income contributions from Borden Chemicals and Plastics Limited Partnership and improvements in Latin American operations and worldwide resins, partially offset by slight declines in non-food consumer products and plastic film and packaging products.

Net sales of discontinued operations decreased 34.3% to $196.9 million from $299.8 million in 1993 primarily as a result of the divestitures of the foodservice, clam products, and jam and jellies businesses. The net loss from discontinued operations was $7.4 million compared to $17.9 million in 1993. The net loss has been charged against the reserve for loss on discontinued operations. The 1994 loss is in line with the estimates made to establish the reserve.

In November 1994, the Company announced a reorganization which will result in a reduction of staff by approximately 200 positions. As a result, a charge to income will be recorded in the fourth quarter for an as yet undetermined amount.


NINE MONTHS ENDED SEPTEMBER 30, 1994 VERSUS NINE MONTHS ENDED SEPTEMBER 30,
1993

Net sales from continuing operations for the nine months ended September 30, 1994 increased 1.1% to $4.08 billion from $4.04 billion in 1993. As a result of the previously mentioned charges, the Company recorded a net loss for the first nine months of 1994 of $113.6 million, or $0.80 per share, compared to restated net income of $18.3 million, or $0.13 per share, in 1993. Results for 1994 include a $58.7 million loss on disposal of discontinued operations while the 1993 results include a $46.4 million loss from discontinued operations and an $18.0 million charge for the cumulative effect of an accounting change. The loss from continuing operations for the first nine months of 1994 was $54.9 million compared to income from continuing operations of $82.7 million in 1993. Including the reversal of prior restructuring charges, division operating income decreased 28.3% to $195.2 million from $272.0 million in 1993.

Generally the explanations previously discussed for the quarter ended September 30, 1994 also apply to the nine month period ended September 30, 1994.


LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities during the first nine months of 1994 was $49.3 million compared to $4.9 million for the first nine months of 1993. The decrease in operating cash flows primarily reflects the decline in operating results, partially offset by reduced working capital requirements.

Capital expenditures for new facilities and improvements to existing facilities were $102.0 million in 1994 compared to $123.7 million in 1993. The reduced capital spending in 1994 reflects efforts at cash conservation and the effect of discontinued operations.

Cash provided by the divestiture of businesses was $191.8 million in 1994 and $18.9 million in 1993. The 1994 proceeds include the sale of the seafood, foodservice, jams and jellies, sauces, mashed potatoes, model kits, hobby paints and various snack businesses. Divestitures in 1993 consisted of two snack and one candy businesses.

Short term debt increased $44.4 million in 1994 compared to a decrease of $58.3 million in 1993. A portion of the 1994 increase is due to lower sales of accounts receivable. Sales of accounts receivable are made without recourse and there is no provision in the sales agreement for repurchasing sold receivables. The decrease in 1993 reflects repayment of commercial paper with proceeds from long-term debt financing.

In August 1994 the Company entered into a $1.4 billion, 2-1/2 year credit facility arranged by Citibank and Credit Suisse. The facility provides for direct borrowings, sale of up to $300 million of accounts receivable, and back up for commercial paper borrowings. This facility replaces a revolving facility that expired in September and other backup credit facilities, consolidates other financings in place and provides for the normal financing requirements of the businesses. Also included in the $1.4 billion facility was a separate agreement for the refinancing of the credit agreement of T.M. Investors Limited Partnership.

The 1994 long-term debt financing includes borrowings under the $1.4 billion credit facility. The 1993 long-term debt financing includes proceeds from a $250.0 million issuance of 30-year, 7 7/8% debentures.

At September 30, 1994 the Company's current maturities of long-term debt totaled $40.5 million, while short term obligations relating to agreements which must be settled within one year were $156.6 million. The Company expects to satisfy its debt repayment obligations over the next twelve months using cash flows from operations, net proceeds in excess of $200 million from several pending dispositions where the Company has either signed contracts or oral agreements, and amounts borrowed under its credit agreements. At October 22, 1994 the Company had available $50.7 million under the $1.4 billion credit facility, and $259.8 million under various advised foreign bank lines of credit.

The Company's new credit facility contains certain restrictive covenants that, among other things, limit the ability of the Company to incur indebtedness, pay dividends, create liens, engage in mergers and consolidations and sell or transfer assets. The Company anticipates that either a new financing facility will be put in place before the consummation of the transaction with KKR or, in connection with a commitment for a facility to be put in place after the consummation of the transaction with KKR, the Company will obtain a waiver of these covenants.

Upon the occurrence of both a change of control and a downgrade of the Company's long term debt rating, the Company may be required to purchase all or part of its approximately $48.7 million of outstanding 9 1/4% sinking fund debentures. Also upon a change of control, the Company is obligated to offer to purchase $150 million of outstanding senior notes of Borden Chemicals and Plastics Limited Partnership. The Company anticipates entering into an arrangement with the holders of the securities under which a premium would be paid but the Company would not be required to purchase the notes.

Under the Merger Agreement, KKR's obligation to consummate the exchange offer is conditioned upon, among other matters, (i) the obtaining of all consents and waivers on terms satisfactory to KKR necessary in order that the consummation of the transactions contemplated by the Merger Agreement and the Conditional Purchase/Stock Option Agreement not constitute (A) an event of default or an event which with or without notice or the passage of time would constitute an event of default under any indebtedness, partnership agreement or equityholders' agreement of the Company or any subsidiary (or Borden Chemicals and Plastics Limited Partnership, Borden Chemicals and Plastics Operating Limited Partnership and T.M. Investors Limited Partnership) ("Indebtedness"), including, without limitation, the Company's $1.4 billion credit facility, or
(B) an event which would individually or in combination with other events give rise to an obligation on the part of the Company to repay or repurchase any Indebtedness, partnership interest or equity interest, which event of default or other event described in clause (A) or (B) above would give rise to, with or without notice or the passage of time and taking into account any cross-acceleration or cross-default provisions, the obligation to repay prior to maturity or the acceleration of an aggregate of at least $25 million of Indebtedness or other obligations; and (ii) the Company having refinanced, or received commitments for refinancing or indications satisfactory to KKR from lenders that it will be able to refinance, in each case on market terms reasonably acceptable to KKR, the principal bank credit facilities of the Company and T.M. Investors Limited Partnership, provided that such refinancing shall not be required to increase the available lines of credit under such facilities except to meet the working capital and other reasonable needs of the Company and its subsidiaries and shall principally be related to extending maturities and renegotiating repayment schedules under such facilities as appropriate to meet the business plan as determined by KKR and the Company.

The Merger Agreement also contains covenants restricting the conduct of the business of the Company. Under the Merger Agreement, the Company has agreed, among other things, to (i) redeem all outstanding Preferred Share Purchase Rights at a redemption price of one and two-thirds cents per Right effective immediately prior to the acceptance of exchange of any shares pursuant to the exchange offer so long as certain conditions to the offer are met; (ii) redeem all outstanding shares of Series B Preferred Stock at a redemption price of $39 per share plus accrued interest prior to any record date in connection with the merger provided that certain conditions to the offer are met; and (iii) not declare or pay quarterly dividends on common stock in excess of $0.01 per share. On October 26, 1994 the Company announced that its Board of Directors had declared a quarterly dividend on the common stock of $0.01 per share, reduced from $0.075 per share for the prior quarter of 1994.

                           PART II OTHER INFORMATION
                           -------------------------


Item 3:  LEGAL PROCEEDINGS

ENVIRONMENTAL PROCEEDINGS
- -------------------------
The Company has been notified that it is or may be a potentially responsible party with respect to the cleanup of certain waste sites (currently approximately 50 in number) in proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state environmental laws. While the Company cannot predict with certainty the total cost of such cleanup, the Company's ultimate liability will depend on many factors including its volumetric share of waste, the financial viability of other responsible parties, the remediation methods and technology used, the amount of time necessary to accomplish remediation, and the availability of insurance coverage.

The Company has established reserves for environmental remediation costs for these and other sites in amounts which it believes are probable and reasonably estimable. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may exceed current reserves by amounts that may prove insignificant or by amounts, in the aggregate, up to approximately $40 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Company among the range of reasonably possible outcomes were used. In estimating both its current reserves for environmental remediation and the possible range of additional costs, the Company has not assumed that it will bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, based generally on the parties' probable contribution on a per site basis. No attempt has been made to discount the estimated amounts to net present value, and no amounts have been recorded for potential recoveries from insurance carriers. Based upon previous experience and the information presently available, however, management believes that, as of the date hereof, future costs incurred will not have a material adverse effect on the financial condition of the Company.

Private actions against the Company and numerous other defendants are currently pending in U.S. District Court in Baton Rouge, Louisiana alleging personal injuries and property damage in connection with a waste disposal site in Louisiana. Similar actions are pending in state court in Camden, New Jersey in connection with a waste disposal site in New Jersey and in state court in Los Angeles, California in connection with a landfill site in Monterey Park, California (September 1994).

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

Borden Chemicals and Plastics Limited Partnership

In 1987, the Company's basic chemical and PVC resin businesses located at Geismar, Louisiana and Illiopolis, Illinois were acquired by the Borden Chemicals and Plastics Limited Partnership ("BCP"). Under an Environmental Indemnity Agreement ("EIA"), the Company has agreed, subject to certain conditions and limitations, to indemnify BCP from certain environmental liabilities arising from facts or circumstances that existed and requirements in effect prior to November 30, 1987, and share on an equitable basis those arising from facts or circumstances existing and requirements in effect both prior to and after such date. No claim can be made by BCP under the EIA after November 30, 2002 and no claim can, with certain exceptions, be made with respect to the first $500,000 of liabilities which Borden would otherwise be responsible for thereunder in any year, but such excluded amounts may not exceed $3.5 million in the aggregate. Excluded amounts under the EIA have aggregated approximately $2.0 million through September 30, 1994. Accordingly, certain BCP legal proceedings are discussed below.

In February 1993, an EPA Administrative Law Judge held that the Illiopolis, Illinois facility had violated CERCLA and the Emergency Planning and Community Right to Know Act ("EPCRA") by failing to report certain relief valve releases which occurred between February 1987 and July 1989, that BCP and the Company believe are exempt from CERCLA and EPCRA reporting. BCP's petition for reconsideration was denied, a penalty hearing will be scheduled and further appeals are possible if the parties cannot reach an agreement. Management does not believe that any ultimate penalty arising from this proceeding would have a material adverse effect on the Company.

On October 27, 1994, the U.S. Department of Justice ("DOJ") acting on behalf of the EPA, filed an action against BCP and its General Partner, BCP Management, Inc., a wholly owned subsidiary of the Company, in U.S. District Court for the Middle District of Louisiana. The Complaint seeks civil penalties for alleged violations of the Resource Conservation and Recovery Act ("RCRA"), CERCLA and the Clean Air Act as well as corrective action, at the Geismar facility. BCP plans to vigorously defend against all the allegations. If BCP is unsuccessful in defending itself against the allegations, it could be subject to penalties, costs for corrective action and costs needed to obtain a RCRA permit.

As to penalties, although the maximum statutory penalties that would apply in a successful enforcement action by the government could be in excess of $150.0 million, BCP believes, assuming it is unsuccessful and based on information currently available to it, that the more likely amount of any liability for civil penalties would not exceed several million dollars.

If unsuccessful, BCP could also be subject to costs for facility-wide corrective action to address the contamination at the Geismar complex. The cost of any corrective action could be significant, depending on the scope of such corrective action which cannot be determined at this time.

The extent to which any costs that may be incurred by BCP in any of the above described legal proceedings will be subject to the EIA will depend, in large part, on whether such costs or penalties are attributable to facts or circumstances that existed and requirements in effect prior to November 30, 1987.

OTHER LEGAL PROCEEDINGS
- -----------------------
The States of West Virginia, Ohio and Louisiana have filed suits (12/93, 8/93 and 10/94) alleging antitrust violations in connection with the sale of milk to schools in certain of their school districts. A private antitrust suit filed in Federal Court in Oklahoma (4/93) on behalf of four school districts sought, but was denied, class action certification. Although Federal Grand Jury investigations are pending in Oklahoma (8/92), Ohio (2/93) and the Plains States (9/93), only the Plains States investigation is continuing. Private antitrust suits alleging price fixing of wholesale/retail accounts have been filed in Florida (7/93) and W. Virginia (9/93).

The Company is a defendant in litigation in Montreal, Canada involving allegations of personal injury or property damage arising from the misapplication of, or defects in, a urea-formaldehyde foam insulation product which the Company manufactured from 1973 through 1980. The litigation, which was tried from September 1983 through December 1989, was dismissed by the trial court in December 1991. An Appeal filed by plaintiffs will be heard in the second half of 1995.

The Company and its Directors have been sued in Federal District Court in New York (December 1993) for alleged violations of the Securities Exchange Act of 1934 in connection with certain 1993 financial projections.

Twelve class actions have been filed by purported Company shareholders in the New Jersey and Ohio state courts against the Company, members of the Board and, in five of the New Jersey cases, KKR. These actions allege, among other things, that the Company is being sold at too low a price, and that the Company's directors have breached their fiduciary duties by failing to "auction" the Company and by "locking up" a transaction that is not in the best interests of shareholders. KKR is alleged to have aided and abetted these breaches of fiduciary duty. The complaints seek preliminary and permanent relief, including a preliminary injunction, damages in an unspecified amount and attorneys' fees. The parties have agreed to consolidate all pending New Jersey actions into one action in Mercer County. The Ohio cases have been stayed pursuant to a court order pending resolution of the New Jersey consolidated action.

The Company has also been named as a defendant in a shareholder derivative action filed against RJR in the Court of Chancery of the State of Delaware. That action alleges that the proposed acquisition by RJR of a stake in the Company constitutes a breach of the fiduciary duty of loyalty of RJR's Board of Directors because the transaction is unfair to the public shareholders of RJR. The complaint seeks to enjoin RJR's purchase of Company shares and damages in an unspecified amount.

The Company is involved in other litigation throughout the United States which is considered to be in the ordinary course of the Company's business.

The Company believes, based upon the information it presently possesses, and taking into account its established reserves for estimated liability and its insurance coverage, that the ultimate outcome of the foregoing proceedings and actions is unlikely to have a materially adverse effect on the Company's financial position or operating results.

Item 6:  EXHIBITS AND REPORTS ON FORM 8-K

         a.   Exhibits

              10. Amended and Restated Credit Agreement of the Company dated as of August 16, 1994.

              27.   Financial Data Schedule

         b.   Reports on Form 8-K

              On September 12, 1994 the Registrant filed a Form 8-K announcing that a letter of intent had been signed for the acquisition of the Registrant by a Kohlberg Kravis Roberts & Co.
              (KKR) affiliate.

              On September 27, 1994 the Registrant filed a Form 8-K announcing the signing of a formal agreement and plan of merger with Whitehall Associates, L.P., a KKR affiliate.


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BORDEN, INC.


Date:  November 14, 1994                    By /s/ James C. Van Meter
                                               ----------------------------
                                               James C. Van Meter
                                               Executive Vice President and
                                                 Chief Financial Officer
                                               (Principal Financial Officer and
                                               duly authorized signing officer)