Form 10-Q/A
period 1994-06-30
BORDEN INC
filed 1994-11-16
CIK 13239

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON D. C.  20549



                                 FORM 10-Q/A
                              (Amendment No. 1)



  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 ---    EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 1994
                               ---------------------------------------------

Commission file number                              1-71
                       -----------------------------------------------------


                                 BORDEN, INC.


                New Jersey                                  13-0511250
- -------------------------------------------           -----------------------
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                    Identification No.)

                  180 East Broad Street, Columbus, OH  43215
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

BORDEN, INC

                                                                                         Three Months Ended
                                                                                               June 30
                                                                                 --------------------------------------
(In millions except per share data)                                                1994                    1993
- -----------------------------------------------------------------------------------------------------------------------
REVENUE         Net sales                                                        $1,369.3                $1,352.5

- -----------------------------------------------------------------------------------------------------------------------

COSTS AND       Cost of goods sold                                                1,043.3                   997.4
EXPENSES        Marketing, general and administrative
                 expenses                                                           268.4                   259.4
                Interest expense                                                     29.8                    31.8
                Equity in income of affiliates                                       (2.6)                   (2.5)
                Minority interest                                                    10.0                    10.0
                Other (income) and expense, net                                       1.9                     9.6
                Income taxes                                                          7.4                    16.3
                                                                                 --------                --------
                                                                                  1,358.2                 1,322.0
                                                                                 --------                --------
- -----------------------------------------------------------------------------------------------------------------------

EARNINGS        Income from continuing operations                                    11.1                    30.5
                Loss from discontinued operations                                                           (12.0)
                                                                                 --------                --------
                Net income                                                       $   11.1                $   18.5
                                                                                 ========                ========

- -----------------------------------------------------------------------------------------------------------------------

SHARE DATA      Income from continuing operations                                $   0.08                $   0.22
                Loss from discontinued operations                                                           (0.09)
                                                                                 --------                --------
                Net income per common share                                      $   0.08                $   0.13
                                                                                 ========                ========

                Cash dividends paid per common share                             $  0.075                $  0.300
                Average number of common shares
                 outstanding during the period                                      141.5                   140.9

- -----------------------------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

BORDEN, INC.
                                                                                         Six Months Ended
                                                                                              June 30
                                                                                 -----------------------------------
(In millions except per share data)                                                1994                     1993
- --------------------------------------------------------------------------------------------------------------------
REVENUE         Net sales                                                        $2,642.0                $2,650.1

- --------------------------------------------------------------------------------------------------------------------

COSTS AND       Cost of goods sold                                                1,998.0                 1,943.9
EXPENSES        Marketing, general and administrative
                 expenses                                                           525.7                   499.3
                Interest expense                                                     57.6                    62.3
                Equity in income of affiliates                                       (4.9)                   (6.3)
                Minority interest                                                    19.2                    20.2
                Other (income) and expense, net                                      18.2                    18.2
                Income taxes                                                         11.3                    38.3
                                                                                 --------                --------
                                                                                  2,625.1                 2,575.9
                                                                                 --------                --------

- --------------------------------------------------------------------------------------------------------------------

EARNINGS        Income from continuing operations                                    16.9                    74.2
                Loss from discontinued operations                                                           (28.5)
                                                                                 --------                --------
                Income before cumulative effect of
                 accounting changes                                                  16.9                    45.7
                Cumulative effect of change in
                 accounting for postemployment
                 benefits                                                                                   (18.0)
                                                                                 --------                --------
                Net income                                                       $   16.9                $   27.7
                                                                                 ========                ========

- --------------------------------------------------------------------------------------------------------------------

SHARE DATA      Income from continuing operations                                $   0.12                $   0.53
                Loss from discontinued operations                                                           (0.20)
                                                                                 --------                --------
                Income before cumulative effect of
                 accounting changes                                                  0.12                    0.33
                Cumulative effect of change in
                 accounting for postemployment
                 benefits                                                                                   (0.13)
                                                                                 --------                --------
                Net income per common share                                      $   0.12                $   0.20
                                                                                 ========                ========

                Cash dividends paid per common share                             $  0.150                $  0.600
                Average number of common shares
                 outstanding during the period                                      141.5                   140.8

- --------------------------------------------------------------------------------------------------------------------

- -------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

BORDEN, INC.
                                                                                           Six Months Ended
                                                                                               June 30
                                                                                     ------------------------------
(In millions)                                                                           1994              1993
- -------------------------------------------------------------------------------------------------------------------
CASH FLOWS
FROM OPERATING        Cash flows from operations                                     $  19.1            $ (30.4)
ACTIVITIES                                                                           -------            -------

- -------------------------------------------------------------------------------------------------------------------

CASH FLOWS            Capital expenditures                                             (60.5)             (79.0)
FROM                  Divestiture of businesses                                         87.3               16.7
INVESTING                                                                            -------            -------
ACTIVITIES                                                                              26.8              (62.3)
                                                                                     -------            -------

- -------------------------------------------------------------------------------------------------------------------

CASH FLOWS            Increase (decrease) in short-term debt                           203.1             (130.7)
FROM                  Reduction in long-term debt                                      (77.2)             (41.4)
FINANCING             Long-term debt financing                                          18.2              262.5
ACTIVITIES            Decrease in receivables sold                                    (150.0)
                      Dividends paid                                                   (21.2)             (84.4)
                      Other                                                               .9                6.6
                                                                                     -------            -------
                                                                                       (26.2)              12.6
                                                                                     -------            -------

- -------------------------------------------------------------------------------------------------------------------

                      Increase (decrease) in cash and equivalents                       19.7              (80.1)
                      Cash and equivalents at beginning
                       of period                                                       100.3              186.0
                                                                                     -------            -------
                      Cash and equivalents at end
                       of period                                                     $ 120.0            $ 105.9
                                                                                     =======            =======


- -------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL          Interest paid                                                  $  39.7            $  51.8
DISCLOSURES           Income taxes paid                                                (11.3)              16.6
OF CASH FLOW
INFORMATION

- -------------------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

BORDEN, INC.


(In millions)

                                                                                   June 30               December 31
                                                                                 -----------             -----------
ASSETS                                                                              1994                     1993
- ------------------------------------------------------------------------------------------------------------------------
CURRENT       Cash and equivalents                                               $  120.0                  $  100.3
ASSETS        Accounts receivable (less allowance
               for doubtful accounts of $12.5 and
               $8.9 respectively)                                                   460.6                     334.7
              Inventories:
               Finished and in-process goods                                        372.4                     319.4
               Raw materials and supplies                                           168.8                     171.0
              Other current assets                                                  155.0                     142.6
              Net assets of discontinued operations                                 192.2                     222.2
                                                                                 --------                  --------
                                                                                  1,469.0                   1,290.2
                                                                                 --------                  --------

- ------------------------------------------------------------------------------------------------------------------------

INVESTMENTS   Investments in and advances to
AND OTHER      affiliated companies                                                  94.1                      91.3
ASSETS        Deferred income taxes                                                 236.8                     225.4
              Other assets                                                          128.1                     126.6
                                                                                 --------                  --------
                                                                                    459.0                     443.3
                                                                                 --------                  --------

- ------------------------------------------------------------------------------------------------------------------------

PROPERTY      Land                                                                  104.7                     105.5
AND           Buildings                                                             606.5                     609.6
EQUIPMENT     Machinery and equipment                                             1,955.3                   1,949.3
                                                                                 --------                  --------
                                                                                  2,666.5                   2,664.4
              Less accumulated depreciation                                      (1,328.6)                 (1,327.7)
                                                                                 --------                ----------
                                                                                  1,337.9                   1,336.7
                                                                                 --------                ----------

- ------------------------------------------------------------------------------------------------------------------------

INTANGIBLES   Intangibles resulting from
               business acquisitions                                                790.0                     801.5
                                                                                 --------                  --------

- ------------------------------------------------------------------------------------------------------------------------

                                                                                 $4,055.9                  $3,871.7
                                                                                 ========                  ========


CONSOLIDATED BALANCE SHEETS (UNAUDITED)

BORDEN, INC.


(In millions except share and per share data)

                                                                                   June 30             December 31
                                                                                 -----------           -----------
LIABILITIES AND SHAREHOLDERS' EQUITY                                                1994                   1993
- -----------------------------------------------------------------------------------------------------------------
CURRENT        Debt payable within one year                                       $  558.9               $  410.6
LIABILITIES    Accounts and drafts payable                                           466.2                  433.3
               Restructuring reserve                                                 110.7                  145.9
               Income taxes                                                           30.9                   56.5
               Other current liabilities                                             361.6                  325.2
                                                                                  --------               --------
                                                                                   1,528.3                1,371.5
                                                                                  --------               --------

- -----------------------------------------------------------------------------------------------------------------

OTHER          Long-term debt                                                      1,243.8                1,240.8
               Deferred income taxes                                                  60.4                   47.1
               Postretirement benefit obligations                                    353.4                  353.8
               Other long-term liabilities                                           103.9                  103.8
               Minority interest                                                     508.6                  508.8
                                                                                  --------               --------
                                                                                   2,270.1                2,254.3
                                                                                  --------               --------

- -----------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' Common stock - $0.625 par value
EQUITY          Authorized 480,000,000 shares
                Issued 194,983,374 shares                                            121.9                  121.9
               Paid in capital                                                        88.3                   88.1
               Accumulated translation adjustment                                   (156.1)                (171.1)
               Minimum pension liability                                             (95.5)                 (95.5)
               Retained earnings                                                     830.8                  835.1
                                                                                  --------               --------
                                                                                     789.4                  778.5
               Less common stock in treasury (at
                cost) - 53,561,979 shares and
                53,625,339 shares, respectively                                     (531.9)                (532.6)
                                                                                  --------               --------
                                                                                     257.5                  245.9
                                                                                  --------               --------

- -----------------------------------------------------------------------------------------------------------------

                                                                                  $4,055.9               $3,871.7
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

                                        BORDEN, INC.



Date:  November 16, 1994                   By /s/ James C. Van Meter
                                              --------------------------------

                                           James C. Van Meter
                                           Executive Vice President and
                                             Chief Financial Officer
                                           (Principal Financial Officer and
                                           duly authorized signing officer)