Form 10-Q/A
period 1994-09-30
BORDEN INC
filed 1994-11-18
CIK 13239

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D. C.  20549



                                 FORM 10-Q/A

                              (Amendment No. 1)


  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
- - -----   EXCHANGE  ACT OF 1934

For the quarterly period ended             September 30, 1994
                                 ----------------------------------------

Commission file number                              1-71
                                 ----------------------------------------



                                  BORDEN, INC.


           New Jersey                                      13-0511250
- - -------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

                  180 East Broad Street, Columbus, OH  43215
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


- - ---------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

BORDEN, INC

                                                               Three Months Ended
                                                                  September 30
                                                            -------------------------

(In millions except per share data)                           1994             1993
- - ---------------------------------------------------------------------------------------
REVENUE         Net sales                                   $1,440.1         $1,386.4

- - ---------------------------------------------------------------------------------------

COSTS AND       Cost of goods sold                           1,077.4          1,022.9
EXPENSES        Marketing, general and administrative
                 expenses                                      332.9            303.3
                Restructuring                                  (40.3)
                Interest expense                                34.3             30.6
                Equity in income of affiliates                  (4.5)            (3.4)
                Minority interest                               10.2              9.8
                Other (income) and expense, net                 86.2             10.6
                Income taxes                                    15.7              4.1
                                                            --------         --------
                                                             1,511.9          1,377.9
                                                            --------         --------

- - ---------------------------------------------------------------------------------------

EARNINGS        (Loss) income from continuing operations       (71.8)             8.5
                Discontinued operations:
                 Loss from operations                                           (17.9)
                 Loss on disposal                              (58.7)
                                                             -------         --------
                Net loss                                    $ (130.5)        $   (9.4)
                                                            ========         ========

- - ---------------------------------------------------------------------------------------

SHARE DATA     (Loss) income from continuing operations    $  (0.51)         $   0.06
               Discontinued operations:
                 Loss from operations                                           (0.13)
                 Loss on disposal                              (0.41)
                                                            --------         --------
                Net loss per common share                   $  (0.92)        $  (0.07)
                                                            ========         ========

                Cash dividends paid per common share        $  0.075         $  0.150
                Average number of common shares
                 outstanding during the period                 141.5            141.2
- - ---------------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

BORDEN, INC.
                                                                Nine Months Ended
                                                                  September 30
                                                          ------------------------------
(In millions except per share data)                           1994             1993
- - ---------------------------------------------------------------------------------------
REVENUE         Net sales                                  $4,082.1         $4,036.5
- - ---------------------------------------------------------------------------------------

COSTS AND       Cost of goods sold                          3,075.4          2,966.8
EXPENSES        Marketing, general and administrative
                 expenses                                     858.6            802.6
                Restructuring                                 (40.3)
                Interest expense                               91.9             92.9
                Equity in income of affiliates                 (9.4)            (9.7)
                Minority interest                              29.4             30.0
                Other (income) and expense, net               104.4             28.8
                Income taxes                                   27.0             42.4
                                                           --------         --------
                                                            4,137.0          3,953.8
                                                           --------         --------

- - --------------------------------------------------------------------------------------

EARNINGS        (Loss) income from continuing operations      (54.9)            82.7
                Discontinued operations:
                 Loss from operations                                          (46.4)
                 Loss on disposal                             (58.7)
                                                           --------         --------
                (Loss) income before cumulative effect of
                 accounting changes                          (113.6)            36.3
                Cumulative effect of change in
                 accounting for postemployment
                 benefits                                                      (18.0)
                                                           --------         --------
                Net (loss) income                          $ (113.6)        $   18.3
                                                           ========         ========

- - ---------------------------------------------------------------------------------------

SHARE DATA     (Loss) income from continuing operations    $  (0.39)        $   0.59
               Discontinued operations:
                Loss from operations                                           (0.33)
                Loss on disposal                              (0.41)
                                                           --------         --------
               (Loss) income before cumulative effect of
                accounting changes                            (0.80)            0.26
               Cumulative effect of change in
                accounting for postemployment
                benefits                                                       (0.13)
                                                           --------         --------
                Net (loss) income per common share         $  (0.80)        $   0.13
                                                           ========         ========

                Cash dividends paid per common share       $  0.225         $  0.750
                Average number of common shares
                 outstanding during the period                141.5            140.9
- - ---------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

BORDEN, INC.
                                                                                          Nine Months Ended
                                                                                            September 30
                                                                                     --------------------------
(In millions)                                                                           1994         1993
- - ------------------------------------------------------------------------------------------------------------------

CASH FLOWS            Net (loss) income                                              ($113.6)             $18.3
FROM OPERATING        Adjustments to reconcile net income to net cash
ACTIVITIES             from operating activities:
                        Depreciation and amortization                                  125.5              166.4
                        Restructuring                                                 (102.6)             (37.4)
                        Loss on disposal of discontinued operations                     94.7
                        Non-pension postemployment benefit
                          obligation                                                    (4.7)              34.5
                        Decrease in receivables sold                                  (140.0)
                        Net change in assets and liabilities:
                          Trade receiveables                                          (108.9)             (32.7)
                          Inventories                                                  (56.3)             (12.4)
                          Trade payables                                                51.5               (4.1)
                          Current and deferred taxes                                    (2.8)             (20.8)
                          Other assets                                                   4.2              (10.3)
                          Other, net                                                   152.6             (131.2)
                          Discontinued Operations                                      (88.9)
                                                                                     -------            -------
                                                                                      (189.3)              (4.9)

- - ------------------------------------------------------------------------------------------------------------------

CASH FLOWS            Capital expenditures                                            (102.0)            (123.7)
FROM                  Divestiture of businesses                                        191.8               18.9
INVESTING                                                                            -------            -------
ACTIVITIES                                                                              89.8             (104.8)
                                                                                     -------            -------
- - ------------------------------------------------------------------------------------------------------------------

CASH FLOWS            Increase (decrease) in short-term debt                            44.4              (58.3)
FROM                  Reduction in long-term debt                                     (115.1)             (71.7)
FINANCING             Long-term debt financing                                         220.9              268.9
ACTIVITIES            Dividends paid                                                   (31.8)            (105.6)
                      Other                                                              1.1                6.8
                                                                                     -------            -------
                                                                                       119.5               40.1
                                                                                     -------            -------

- - ------------------------------------------------------------------------------------------------------------------
                      Increase (decrease) in cash and equivalents                       20.0              (69.6)
                      Cash and equivalents at beginning
                       of period                                                       100.3              186.0
                                                                                     -------            -------
                      Cash and equivalents at end
                       of period                                                     $ 120.3            $ 116.4
                                                                                     =======            =======
- - ------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL          Interest paid                                                  $ 109.2            $  94.3
DISCLOSURES           Income taxes paid                                                 (6.1)              27.3
OF CASH FLOW
INFORMATION
- - ------------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

BORDEN, INC.


(In millions)

                                                          September 30             December 31
                                                         ---------------          -------------
ASSETS                                                        1994                    1993
- - --------------------------------------------------------------------------------------------------

CURRENT       Cash and equivalents                          $  120.3                  $  100.3
ASSETS        Accounts receivable (less allowance
               for doubtful accounts of $12.5 and
               $8.9 respectively)                              477.0                     334.7
              Inventories:
               Finished and in-process goods                   359.0                     319.4
               Raw materials and supplies                      180.5                     171.0
              Other current assets                             163.5                     142.6
              Net assets of discontinued operations             70.0                     222.2
                                                            --------                  --------
                                                             1,370.3                   1,290.2
                                                            --------                  --------

- - --------------------------------------------------------------------------------------------------

INVESTMENTS   Investments in and advances to
AND OTHER      affiliated companies                             89.3                      91.3
ASSETS        Deferred income taxes                            346.7                     225.4
              Other assets                                     124.7                     126.6
                                                            --------                  --------
                                                               560.7                     443.3
                                                            --------                  --------
- - --------------------------------------------------------------------------------------------------

PROPERTY      Land                                             101.4                     105.5
AND           Buildings                                        595.4                     609.6
EQUIPMENT     Machinery and equipment                        1,962.9                   1,949.3
                                                            --------                  --------
                                                             2,659.7                   2,664.4
              Less accumulated depreciation                 (1,338.4)                 (1,327.7)
                                                            --------                ----------
                                                             1,321.3                   1,336.7
                                                            --------                ----------
- - --------------------------------------------------------------------------------------------------

INTANGIBLES   Intangibles resulting from
               business acquisitions                           761.8                     801.5
                                                            --------                  --------
- - --------------------------------------------------------------------------------------------------
                                                            $4,014.1                  $3,871.7
                                                            --------                  --------



CONSOLIDATED BALANCE SHEETS (UNAUDITED)

BORDEN, INC.


(In millions except share and per share data)

                                                          September 30          December 31
                                                        ----------------        -----------
LIABILITIES AND SHAREHOLDERS' EQUITY                         1994                  1993
- - -------------------------------------------------------------------------------------------
CURRENT        Debt payable within one year                $  397.0               $  410.6
LIABILITIES    Accounts and drafts payable                    507.2                  433.3
               Restructuring reserve                           63.5                  145.9
               Income taxes                                    79.0                   56.5
               Other current liabilities                      371.1                  325.2
                                                           --------               --------
                                                            1,417.8                1,371.5
                                                           --------               --------

- - -------------------------------------------------------------------------------------------

OTHER          Long-term debt                               1,415.5                1,240.8
               Deferred income taxes                           52.1                   47.1
               Postretirement benefit obligations             349.1                  353.8
               Other long-term liabilities                    133.3                  103.8
               Minority interest                              506.6                  508.8
                                                           --------               --------
                                                            2,456.6                2,254.3
                                                           --------               --------
- - -------------------------------------------------------------------------------------------

SHAREHOLDERS'  Common stock - $0.625 par value
EQUITY          Authorized 480,000,000 shares
                Issued 194,983,374 shares                     121.9                  121.9
               Paid in capital                                 88.4                   88.1
               Accumulated translation adjustment            (132.9)                (171.1)
               Minimum pension liability                      (95.5)                 (95.5)
               Retained earnings                              689.6                  835.1
                                                           --------               --------
                                                              671.5                  778.5
               Less common stock in treasury (at
                cost) - 53,442,636 shares and
                53,625,339 shares, respectively              (531.8)                (532.6)
                                                           --------               --------
                                                              139.7                  245.9
                                                           --------               --------
- - --------------------------------------------------------------------------------------------
                                                           $4,014.1               $3,871.7
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


LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities during the first nine months of 1994 was $189.3 million compared to $4.9 million for the first nine months of 1993. The decrease in operating cash flows primarily reflects the decline in operating results and higher working capital requirements due to a decrease in receivables sold.

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

                                            BORDEN, INC.



Date:  November 17, 1994                    By /s/ James C. Van Meter

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