Form 10-K405/A
BORDEN INC
filed 1995-03-31
CIK 13239

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                                 FORM 10-K/A

                              (Amendment No. 1)



[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended: DECEMBER 31, 1994      Commission file number: 1-71
                           -----------------                              ----
                                  BORDEN, INC.


         New Jersey                                    13-0511250
---------------------------------------     -----------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

180 East Broad St., Columbus, OH  43215                614-225-4000
---------------------------------------     -----------------------------------
(Address of principal executive offices)         (Registrant's telephone number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    Title of each class                Name of each exchange on which registered
    -------------------                -----------------------------------------
Common stock par value $0.625*             New York Stock Exchange  ("NYSE")
Preferred Share Purchase Rights**                      NYSE
8 3/8% Sinking Fund Debentures                         NYSE

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
                                                  -----      -----
 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in any amendment to this Form 10-K. [x].

 Aggregate market value in thousands of the voting stock held by nonaffiliates of the Registrant based upon the average bid and asked prices of such stock on March 14, 1995: $0.*

 Number of shares of Common Stock, $0.625 par value, outstanding as of the close of business on March 14, 1995: 0.* Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on March 14, 1995: 170,273,814

 *The common stock, par value $.625 per share, was cancelled and retired pursuant to the merger of Borden, Inc. with and into Borden Acquisition Corp. on March 14, 1995. Such common stock will be delisted from the NYSE and exchanges in Switzerland and Tokyo.
**All Preferred Share Purchase Rights were redeemed on December 20, 1994.

                      DOCUMENTS INCORPORATED BY REFERENCE


        Document                        Incorporated
        --------                        ------------
          none                              none
================================================================================
The Exhibit Index is located herein at sequential pages 52 through 57.

         computed based on the sum of (i) the shares actually outstanding as of March 14, 1995 and (ii) the number of Stock Options exercisable within 60 days of March 14, 1995 owned by that individual or entity whose percentage of share ownership is being computed, but not taking account of the exercise of Stock Options by any other person or entity.


Item 13.  Certain Relationships and Related Transactions
-------   ----------------------------------------------

The Company made a loan of $400,000 in 1995 to Mr. Kautto, Vice President-Human Resources, in the form of a note bearing interest at prime. Accrued interest is waived each year on the anniversary of the note if Mr. Kautto remains employed. Principal payments targeted at $133,333 each are due annually after three years. The amount of each annual payment due is increased or decreased on formula based on the amount that his annual bonus earned in the prior year differs from his targeted bonus. The entire principal and unwaived interest are due upon termination of employment. The loan is secured by any contractual payments due to Mr. Kautto from the Company.

Whitehall Associates, L.P. and KKR Partners II, L.P. together hold 100% of the Company's common stock. The general partner of both of these limited partnership is KKR Associates, a New York limited partnership of which Messrs. Saul A. Fox, Edward A. Gilhuly, Perry Golkin, James H. Greene, Henry R. Kravis, Robert I. MacDonnell, Michael N. Michelson, Paul E. Raether, Clifton S. Robbins, George R. Roberts, Scott M. Stuart and Michael T. Tokarz are the general partners. KKR Associates has sole voting and investment power with respect to such shares. Messrs. Kravis, Robbins, Roberts and Stuart are directors of the Company.

The Company expects that in 1995, KKR will render management, consulting and financial services to the Company and its subsidiaries for an annual fee which is yet to be determined. Messrs. Kravis, Roberts, Robbins and Stuart are general partners of KKR and Mr. Navab is an executive of KKR.


                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------   ----------------------------------------------------------------

(a)      List of documents filed as part of this report
         ----------------------------------------------

         1.      Financial Statements
                 --------------------

                 All financial statements of the registrant are set forth under
                 Item 8 of this Report on Form 10-K.

         2.      Financial Statement Schedules
                 -----------------------------

                 Financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

         3.      Exhibits
                 --------

                 Executive Compensation Plans and Arrangements are listed herein at Exhibits (10)(viii) through (10)(xix)(m).

                 (3)(i)    Restated Certificate of Incorporation.

                   (ii)    By-Laws.

                 (4)(i) Form of Indenture dated as of January 15, 1983, as supplemented by the First Supplemental Indenture dated as of March 31, 1986 relating to the $200,000,000 8-3/8%
                           Sinking Fund Debentures due 2016,
                           incorporated herein by reference from
                           Exhibit 4(a) and (b) to Amendment No. 1 to
                           Registration Statement on Form S-3, File No.
                           33-4381.

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

                   (vi)    Form of Indenture relating to Senior
                           Securities, incorporated herein by reference from Exhibit 4.1 to the Company's
                           Registration Statement on Form S-3, File No.
                           33-57577.

                  (vii) Form of Indenture relating to Subordinated Securities incorporated herein by reference from Exhibit 4.2 to the Company's
                           Registration Statement on Form S-3, File No.
                           33-57577.

                 (viii) Agreement dated February 15, 1995 among Whitehall Associates, L.P., KKR Partners II, L.P., and the Company.

                   (ix) Agreement dated March 15, 1995 among Whitehall Associates, L.P., KKR Partners II, L.P., and the Company.

                (10)(i) Agreement and Plan of Merger, dated as of September 23, 1994, among Whitehall Associates, L.P., Borden Acquisition Corp. and the Company (the "Merger Agreement"), incorporated by reference to Exhibit 3 to the Company's Report on Form 8-K, dated September 23, 1994.

                   (ii) Amendment to the Merger Agreement, dated as of November 15, 1994, incorporated herein by reference to Exhibit 99.3 to the Company's Solicitation/Recommendation Statement on
                           Schedule 14D-9, dated November 22, 1994.

                  (iii) Conditional Purchase/Stock Option Agreement, dated as of September 23, 1994, among Whitehall Associates, L.P., Borden
                           Acquisition Corp. and the Company
                           incorporated by reference to Exhibit 4 to the Company's Report on Form 8-K dated
                           September 23, 1994.

                   (iv) Second Amendment to the Merger Agreement, dated as of December 6, 1994 incorporated herein by reference from Exhibit 99.87 to Amendment No. 5 to the Company's Solicitation/Recommendation Statement on
                           Schedule 14D-9, dated December 7, 1994.

                    (v) Third Amendment to the Merger Agreement, dated as of January 4, 1995.

                   (vi) Credit Agreement dated as of December 15, 1994 among Borden, Inc., as Borrower, and the banks named therein, as Banks, Citibank, N.A., as Administrative Agent, Bankers Trust Company, Chemical Bank, Citibank, N.A. and Credit Suisse, as Lead Managing Agents, and BT Securities Corporation, Chemical Securities, Inc., Citicorp Securities, Inc. and Credit Suisse, as Arrangers incorporated herein by reference from Exhibit 99.93 to Amendment No. 9 to the Company's Solicitation/Recommendation Statement on
                           Schedule 14D-9, dated December 20, 1994.

                  (vii) Second Amended and Restated Credit Agreement dated as of December 15, 1994 among T.M. Investors Limited Partnership, as Borrower, and the banks named therein, as Banks, Citibank, N.A., as Administrative Agent, Bankers Trust Company, Chemical Bank, Citibank, N.A. and Credit Suisse, as Lead Managing Agents, and BT Securities Corporation, Chemical Securities Inc., Citicorp Securities, Inc. and Credit Suisse, as Arrangers (Borden does not control T.M. Investors Limited Partnership and this exhibit has been furnished to Borden voluntarily at Borden's request) incorporated herein by reference from
                           Exhibit 99.94 to Amendment No. 9 to the
                           Company's Solicitation/Recommendation
                           Statement on Schedule 14D-9, dated December
                           20, 1994.

                 (viii) 1994 Management Incentive Plan incorporated by reference to Exhibit 10(iv) to the Company's Annual Report on Form

                           10-K for the year ended December 31, 1993
                           (the "1993 10-K").

                   (ix)    1994 Stock Option Plan incorporated by
                           reference to Exhibit 10(v) to the 1993 10-K.

                    (x) Executive Family Survivor Protection Plan as amended through December 9, 1993 incorporated by reference to Exhibit 10(vi) to the 1993 10-K.

                   (xi) Executives Excess Benefits Plan as amended through December 9, 1993 incorporated by reference to Exhibit 10(vii) to the 1993 10-K.

                  (xii) Executives Supplemental Pension Plan as amended through December 9, 1993 incorporated by reference to Exhibit
                           10(viii) to the 1993 10-K.

                 (xiii) Advisory Directors Plan, incorporated herein by reference from Exhibit 10(viii) to the 1989 Form 10-K Annual Report.

                  (xiv) Advisory Directors Plan Trust Agreement, incorporated herein by reference from
                           Exhibit 10(ix) to the 1988 Form 10-K Annual
                           Report.

                   (xv) Supplemental Benefit Trust Agreement as amended through December 9, 1993 incorporated by reference to Exhibit 10(xi) to the 1993 10-K.

                  (xvi) Amendment to Supplemental Benefit Trust Agreement dated November 15, 1994.

                 (xvii) Form of Indemnification Letter Agreements entered into with all Directors of the Company, incorporated herein by reference from Exhibit 10(xii) to the 1988 Form 10-K Annual Report.

                (xviii) Form of Letter Agreement entered into with all holders of stock appreciation rights, incorporated herein by reference from
                           Exhibit 10(xiii) to the 1989 Form 10-K
                           Annual Report.

                  (xix)    (a) Agreement with Mr. A. S. D'Amato,
                               Chairman and Chief Executive
                               Officer, incorporated herein by
                               reference from Exhibit 10(i) to the
                               June 30, 1993 Form 10-Q.

                           (b) Amendment to Agreement with Mr. A.
                               S. D'Amato, incorporated herein by
                               reference from Exhibit 10(i) to the
                               September 30, 1993 Form 10-Q.

                           (c) Supplement to Agreement with Mr. A.
                               S. D'Amato incorporated by reference
                               to Exhibit 10(xiv) (a) to the 1993
                               10-K.

                           (d) Agreement with Mr. E. R. Shames,
                               President and Chief Operating
                               Officer, incorporated herein by
                               reference from Exhibit 10(ii) to the
                               June 30, 1993 Form 10-Q.

                           (e) Description of Amendment to
                               Agreement with Mr. E. R. Shames
                               incorporated by reference to Exhibit
                               10(xiv)(e) to the 1993 10-K.

                           (f) Description of Amendment to
                               Agreement with Mr. E. R. Shames
                               incorporated by reference to Exhibit
                               10(i) to the Company's Quarterly
                               Report on Form 10-Q for the quarter
                               ended June 30, 1994 (the "June 30,
                               1994 10-Q").

                           (g) Form of salary continuance
                               arrangement with Executive Officers,
                               incorporated herein by reference
                               from Exhibit 10(ix)(c) to the 1987
                               Form 10-K Annual Report.

                           (h) Agreement with Mr. L. O. Doza dated
                               June 2, 1994 incorporated by
                               reference to Exhibit 10(ii) to the
                               June 30, 1994 10-Q.

                           (i) Description of arrangement with C.
                               Robert Kidder, Chairman of the Board
                               and Chief Executive Officer.

                           (j) Agreement with Mr. J. C. Van Meter,
                               Executive Vice President and Chief
                               Financial Officer, dated July 7,
                               1994.

                           (k) Termination Agreement with Mr. E. R.
                               Shames dated as of January 10, 1995.

                           (l) Summary of terms of employment for Mr. Morris
                               and letter dated November 4, 1994 to Mr. Morris regarding special severance arrangements.

                           (m) Letter agreement with Mr. Kautto dated January
                               19, 1994.

                          (xx) Second Amended and Restated Deposit
                               Agreement, dated February 16, 1993 among
                               Borden Chemicals and Plastics Limited
                               Partnership, Society National Bank, Borden,
                               Inc. and BCP Management, Inc., incorporated herein by reference from Exhibit 10(xviii) to the 1992 Form 10-K Annual Report.

                        (xxi) Notes Prepayment Agreement dated as of December 15, 1994 between Borden Chemicals and Plastics Operating Limited Partnership and the Company.

                       (xxii) Prepayment Terms Agreement dated as of December 15, 1994 among Borden Chemicals and Plastics Operating Limited Partnership, The Prudential Insurance Company of America, Metropolitan Life Insurance Company, Metropolitan Insurance and Annuity Company and the Company.

                      (xxiii) Purchase Agreement dated February 16, 1995 among RJR Nabisco Holdings Corp., Goldman, Sachs & Co., and the Company.

                         (12)  Calculation of Ratio of Earnings to Fixed
                               Charges.

                         (22)  Subsidiaries of Registrant.

                         (27)  Financial Data Schedule


Copies of the foregoing Exhibits are available to Shareholders of record upon written request to Investor Relations at the Executive Offices of the Company, and the payment of $.50 per page to help defray the cost of handling, copying, and postage.

(b)   Reports on Form 8-K
      -------------------

On January 5, 1994 Borden, Inc. filed a Form 8-K which announced that the Company was taking a fourth quarter 1993 pretax charge of $752.3 million to provide for a restructuring and business divestment program. The Company also recorded a pretax charge of $94.1 million for asset write-downs and changes in accounting estimates. The Company also announced that it had adopted Statement of Financial Accounting Standard No. 112.

On March 21, 1994 Borden, Inc. filed a Form 8-K which announced the restatement and reclassification of the 1992 and 1993 financial statements as a result of reversing and reclassifying certain items that had been included in its 1992 restructuring charge.

On September 11, 1994 Borden, Inc. filed a Form 8-K which announced an amendment to the Rights Agreement between Borden, Inc. and The Bank of New York, as Rights Agent.

On September 12, 1994 Borden, Inc. filed a Form 8-K which announced that Borden, Inc. entered into a Letter of Intent to merge with an affiliate of Kohlberg Kravis Roberts & Co.

On October 5, 1994 Borden, Inc. filed a Form 8-K which announced pretax charges of $150 to $200 million to be recorded in the third quarter.

On October 5, 1994 Borden, Inc. filed a Form 8-K for the purpose of disclosing the background and reasons for the Company's decision to enter into the Merger Agreement and the Option Agreement.

On December 21, 1994 Borden, Inc. filed a Form 8-K announcing the completion of the exchange offer, the resulting acquisition by KKR affiliates of approximately 69.58% of the Company's stock and the election of five new directors to the Company's Board.

                                  SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            BORDEN, INC.


         Date:   March 30, 1995             By /s/ P. Michael Morton
                                               ---------------------
                                            P. Michael Morton,
                                            Vice President and
                                            General Controller
                                            (Principal Accounting Officer and
                                            duly authorized signing officer)