Form 10-Q
period 1995-03-31
BORDEN INC
filed 1995-05-15
CIK 13239

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  March 31, 1995


                         Commission file number  1-71

                                  BORDEN, INC.

             New Jersey                                           13-0511250
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                   180 East Broad Street, Columbus, OH 43215
                    (Address of principal executive offices)

                                 (614) 225-4000
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

Number of shares of common stock, $0.01 par value, outstanding as of the close of business on May 10, 1995: 198,974,994.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

BORDEN, INC

                                                              Three Months Ended
                                                                    March 31,
                                                            --------------------
(In millions except per share data)                           1995        1994
- --------------------------------------------------------------------------------
REVENUE              Net sales                              $1,494.9    $1,426.0
- --------------------------------------------------------------------------------
COSTS AND            Cost of goods sold                      1,130.8     1,034.1
EXPENSES             Marketing, general and administrative
                      expenses                                 344.0       342.7
                     Interest expense                           46.2        30.7
                     Unrealized loss on interest rate swap      23.5
                     Loss on sale of investment                 22.0
                     Equity in income of affiliates             (3.4)       (2.3)
                     Minority interest                          11.7         9.2
                     Other (income) and expense, net            (0.6)       16.4
                     Income taxes                              (27.9)       (1.6)
                                                            --------    --------
                                                             1,546.3     1,429.2
                                                            --------    --------
- --------------------------------------------------------------------------------

EARNINGS             Loss from continuing operations           (51.4)       (3.2)
                     Discontinued operations:
                      Income (loss) from operations              7.5         9.0
                      Reversal of disposal reserve              37.9
                                                            --------    --------
                     Net (loss) income                      $   (6.0)   $    5.8
                                                            ========    ========
- --------------------------------------------------------------------------------

SHARE DATA           Loss from continuing operations        $   (.29)   $   (.02)
                     Discontinued operations:
                      Income (loss) from operations              .04         .06
                      Income (loss) on disposal                  .22
                                                            --------    --------
                     Net (loss) income per common share     $   (.03)   $    .04
                                                            ========    ========

                     Cash dividends paid per common share               $   .075
                     Average number of common shares
                      outstanding during the period            177.3       141.5
- --------------------------------------------------------------------------------




CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

BORDEN, INC.


                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                            -----------------------------
(In millions)                                                                                  1995              1994
- -------------------------------------------------------------------------------------------------------------------------
CASH FLOWS                  Net (loss) income                                               $  (6.0)            $   5.8
FROM OPERATING              Adjustments to reconcile net income to net
ACTIVITIES                    cash from operating activities:
                                Reversal of reserve for loss on disposal
                                  of discontinued operations                                  (54.6)
                                Depreciation and amortization                                  37.9                41.3
                                Unrealized loss on interest rate swap                          23.5
                                Loss on sale of investment                                     22.0
                                Write-off deferred financing costs                             11.1
                                Restructuring                                                  (9.1)              (12.8)
                                Decrease in receivables sold                                 (250.0)              (70.0)
                                Net change in assets and liabilities:
                                  Trade receivables                                           (10.2)              (20.5)
                                  Inventories                                                 (19.0)              (13.0)
                                  Trade payables                                              (10.0)               (4.5)
                                  Current and deferred taxes                                  (32.2)               (3.3)
                                  Other assets                                                (64.4)               (4.2)
                                  Other, net                                                   57.8                47.4
                                  Discontinued operations                                      18.8               (37.5)
                                                                                             ------              ------
                                                                                             (284.4)              (71.3)
                                                                                             ------              ------
- ------------------------------------------------------------------------------------------------------------------------

CASH FLOWS                  Capital expenditures                                              (29.9)              (26.7)
FROM                        Divestiture of businesses                                                               4.8
INVESTING                   Purchase of business                                               (6.4)
ACTIVITIES                                                                                  -------             -------
                                                                                              (36.3)              (21.9)
                                                                                            -------             -------

- -------------------------------------------------------------------------------------------------------------------------

CASH FLOWS                  (Decrease) increase in short-term debt                           (180.2)              126.0
FROM                        Reduction in long-term debt                                      (310.2)              (11.4)
FINANCING                   Long-term debt financing                                          250.3                 2.1
ACTIVITIES                  Reduction in minority interest                                   (471.3)
                            Sale of investment in RJR Holdings                                282.1
                            Equity contribution                                               994.7
                            Dividends paid                                                                        (10.6)
                            Issuance of stock under stock options
                             and benefits and awards plans                                      3.6                  .8
                                                                                            -------             -------
                                                                                              569.0               106.9
                                                                                            -------             -------
- -------------------------------------------------------------------------------------------------------------------------





CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(continued)

BORDEN, INC.


                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                             --------------------------
(In millions)                                                                                 1995               1994
- -----------------------------------------------------------------------------------------------------------------------
                            Increase in cash and equivalents                                  248.3                13.7
                            Cash and equivalents at beginning
                             of period                                                        125.3               100.3
                                                                                            -------             -------
                            Cash and equivalents at end
                             of period                                                      $ 373.6             $ 114.0
                                                                                            =======             =======
- -----------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL                Interest paid                                                   $  36.1             $  28.0
DISCLOSURES                 Income taxes paid                                                  25.8                 7.2
OF CASH FLOW
INFORMATION


CONSOLIDATED BALANCE SHEETS (UNAUDITED)

BORDEN, INC.

(In millions)

                                                                                        March 31                  December 31
                                                                                        --------                  -----------
ASSETS                                                                                    1995                        1994
- -----------------------------------------------------------------------------------------------------------------------------
CURRENT             Cash and equivalents                                                $  373.6                   $  125.3
ASSETS              Accounts receivable (less allowance
                     for doubtful accounts of $13.6)                                       696.9                      411.8
                    Inventories:
                     Finished and in-process goods                                         360.2                      331.0
                     Raw materials and supplies                                            183.1                      183.9
                    Investment securities                                                                             281.1
                    Other current assets                                                   237.2                      249.8
                    Net assets of discontinued operations                                                              40.5
                                                                                        --------                   --------
                                                                                         1,851.0                    1,623.4
                                                                                        --------                   --------
- -----------------------------------------------------------------------------------------------------------------------------

INVESTMENTS         Investments in and advances to
AND OTHER            affiliated companies                                                   80.0                       86.9
ASSETS              Deferred income taxes                                                  283.3                      284.0
                    Other assets                                                           118.4                      119.0
                                                                                        --------                   --------
                                                                                           481.7                      489.9
                                                                                        --------                   --------
- ---------------------------------------------------------------------------------------------------------------------------

PROPERTY            Land                                                                    98.0                       95.2
AND                 Buildings                                                              602.1                      574.2
EQUIPMENT           Machinery and equipment                                              2,033.7                    1,893.1
                                                                                        --------                   --------
                                                                                         2,733.8                    2,562.5
                    Less accumulated depreciation                                       (1,610.8)                  (1,455.6)
                                                                                        --------                   --------
                                                                                         1,123.0                    1,106.9
                                                                                        --------                   --------
- -----------------------------------------------------------------------------------------------------------------------------

INTANGIBLES         Intangibles resulting from
                     business acquisitions                                                 632.2                      602.1
                                                                                        --------                   --------
- -----------------------------------------------------------------------------------------------------------------------------
                                                                                        $4,087.9                   $3,822.3
                                                                                        ========                   ========




CONSOLIDATED BALANCE SHEETS (UNAUDITED)

BORDEN, INC.

(In millions except share and per share data)


                                                                                         March 31               December 31
                                                                                         --------               -----------
LIABILITIES AND SHAREHOLDERS EQUITY                                                        1995                     1994
- -----------------------------------------------------------------------------------------------------------------------------
CURRENT              Debt payable within one year                                        $  151.7                 $  331.9
LIABILITIES          Accounts and drafts payable                                            505.3                    498.0
                     Restructuring reserve                                                   32.0                     87.1
                     Income taxes                                                           146.1                    146.3
                     Other current liabilities                                              475.7                    465.9
                                                                                         --------                 --------
                                                                                          1,310.8                  1,529.2
                                                                                         --------                 --------
- -----------------------------------------------------------------------------------------------------------------------------
OTHER                Long-term debt                                                       1,322.9                  1,379.0
                     Deferred income taxes                                                   47.2                     44.3
                     Non-pension postemployment
                       benefit obligations                                                  344.8                    348.6
                     Other long-term liabilities                                            132.1                    108.7
                     Minority interest                                                       34.2                    504.6
                                                                                         --------                 --------
                                                                                          1,881.2                  2,385.2
                                                                                         --------                 --------
- -----------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS         Common stock - Issued 198,974,994
EQUITY                and 194,983,374 shares, respectively                                    2.0                    121.9
                     Paid in capital                                                        927.3                    120.0
                     Accumulated translation adjustment                                    (121.9)                  (140.9)
                     Minimum pension liability and other                                   (107.3)                  (145.4)
                     Retained earnings                                                      195.8                    201.8
                                                                                         --------                 --------
                                                                                            895.9                    157.4
                     Less common stock in treasury (at
                      cost) - 25,124,740 shares
                      at December 31, 1994                                                                          (249.5)
                                                                                         --------                 --------
                                                                                            895.9                    (92.1)
                                                                                         --------                 --------
- -----------------------------------------------------------------------------------------------------------------------------
                                                                                         $4,087.9                 $3,822.3
                                                                                         ========                 ========

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    (dollars in millions except per share amounts and as otherwise indicated)

1.    Interim Financial Statements

      The accompanying unaudited interim consolidated financial statements contain all adjustments, consisting only of normal adjustments, which in the opinion of management are necessary for a fair statement of the results for the interim periods. Results for the interim periods are not necessarily indicative of results for the full years.

2.    Capitalization

      As a result of the merger of the Company with an affiliate of Kohlberg Kravis Roberts & Co. ("KKR") which occurred on March 14, 1995, 170,273,814 shares of Borden common stock were issued to two investment partnerships affiliated with KKR (the "Shareholders"). In addition, 28,701,180 shares of Borden common stock were acquired by the Shareholders as a result of the February 15, 1995 contribution of 68,893,232 shares of RJR Nabisco Holdings Corp. ("RJR Holdings") common stock to the Company. On March 15, 1995, the Shareholders contributed 111,047,229 shares of RJR Holdings common stock in exchange for equity securities of the Company to be issued in the future pursuant to an agreement dated March 15, 1995. Under that agreement, the equity securities to be issued can be either common stock or preferred stock. This determination is expected to be made in the near future.

      On February 16, 1995 and March 21, 1995 the Company sold all of the 231,047,290 shares of RJR Holdings stock which had been contributed to the Company by the Shareholders. The sales resulted in a pretax loss of $22.0.

      The net proceeds of $1,276.8 were used by the Company to reduce borrowings under its $2.0 billion credit line and to reduce the limited partner interest in the TMI Associates, L.P. partnership (the "Partnership"). As a result of these reductions in debt and minority interest, the Company wrote off $11.1 of deferred costs associated with the credit line and the Partnership. A portion of the debt repayment permanently reduced the credit facility from $2.0 billion to $1.6 billion.

      The Company has used interest rate swaps in the past to manage its floating interest rate exposure, and at December 31, 1994 the Company had outstanding swaps with an aggregate notional principal amount of $400.0 which hedged variable rate borrowings. Due to the debt repayments discussed above, these interest rate swaps no longer meet the criteria for hedge accounting. During the first quarter the Company terminated swap agreements with an aggregate notional principal amount of $200.0 at a cost of $6.1. The remaining outstanding interest rate swap agreement was marked-to-market at March 31, 1995, which resulted in an unrealized loss of $23.5 being recorded in first quarter 1995.

      Common stock of the Company at March 31, 1995 consisted of 300,000,000 shares authorized and 198,974,994 shares issued at a par value of $0.01. At December 31, 1994, common stock included 480,000,000 shares authorized and 194,983,374 shares issued at a par value of $0.625.

3.    Discontinued Operations

      In December 1993 the Company announced a divestiture and restructuring program which included the divestment of several business segments. In April 1995, management decided to retain the remaining salty snacks business. As a result, the operating losses of the salty snacks segment previously classified as a discontinued operation have been reclassified into continuing operations, with an offsetting net of tax credit in loss from discontinued operations.

      Due to management's decision to retain a portion of the salty snacks businesses which were classified as a discontinued business segment at December 31, 1993, first quarter 1994 operating results for North American Snacks have been reclassified into continuing operations, which increased sales for continuing operations by $153.4 and decreased operating income by $14.5. The offsetting $9.0 credit in loss from discontinued operations includes a $5.5 tax expense.

      The $37.9 credit in loss on disposal reflects the reversal of the unused portion of the reserve for the loss on disposal of the North American Snacks businesses, net of a $16.7 tax expense.

      There is one remaining business under this divestiture plan which management expects to divest by the end of 1995. The net assets of this discontinued operation are $0 as of March 31, 1995 due to the expectation of cash inflows from proceeds on this business being offset by cash outflows for exit costs.

4.    Sale of Accounts Receivable

      During 1995 the Company renegotiated certain terms in the credit line agreements under which it sells accounts receivable. Among the terms that changed were those which allowed the Company to sell accounts receivable without recourse. As a result of the change in terms, which now provide for the sale of receivables with recourse, the amount of receivables sold at March 31, 1995 of $250.0 is included in borrowings under the $1.6 billion credit agreement and shown as long-term debt in the consolidated balance sheet at March 31, 1995.

                          PART I FINANCIAL INFORMATION

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1995 VERSUS QUARTER ENDED MARCH 31, 1994

Net sales from continuing operations for the quarter ended March 31, 1995 increased 4.8% to $1.49 billion from $1.43 billion in 1994. The Company reported a net loss for the first quarter 1995 of $6.0 million, or $0.03 per share, compared with net income of $5.8 million, or $0.04 per share, in 1994, primarily as a result of net pretax charges of $85.3 million ($52.0 million after-tax). These charges include a charge for an unrealized loss on interest rate swaps of $23.5 million; a pretax loss on the sale of the RJR Holdings stock of $22.0 million; $6.1 million related to terminating swap agreements; $11.1 million relating to the writeoff of certain deferred costs associated with the TMI Associates partnership and the $2.0 billion credit line; $9.3 million related to general insurance provisions; and charges of $13.3 million recognized by North American Snacks primarily relating to asset write-downs and adjustments of accrued expenses.

These charges are partially offset by an aftertax credit of $37.9 for the reversal of the unused divestiture reserve for the remaining North American Snacks business (see Note 3 to the Consolidated Financial Statements).

The loss from continuing operations for the first quarter of 1995 was $51.4 million compared to a loss from continuing operations of $3.2 million in 1994. Results in both periods include the results of the North American Snacks business segment. Credits in loss from discontinued operations of $7.5 million in 1995 and $9.0 million in 1994 reflect the reclassification of the North American Snacks results.

Consumer Packaged Products sales decreased 9.7% to $613.1 million from $678.9 million in 1994 primarily as a result of 1994 divestitures. The 1995 operating income of $0.4 million decreased 98.6% from 1994 income of $24.4 million due to the charges recorded by North American Snacks of $13.3 million and overall decreases in most businesses.

Dairy sales decreased 3.0% to $291.6 million from $300.7 million in 1994 primarily due to volume declines in most products, particularly ice cream. 1995 operating income increased to $1.9 million income from a 1994 operating loss of $15.0 million due to improvements in controlling distribution and administrative costs.

Packaging and Industrial Products sales increased 32.2% to $590.2 million from $446.4 million in 1994, due to substantial increases in all businesses, especially worldwide resins. 1995 operating income increased 84.4% to $64.5 million from $35.0 million in 1994, primarily due to worldwide resins and income from Borden Chemicals and Plastics Limited Partnership.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities during the first three months of 1995 was $284.4 million compared to $71.3 million for the first three months of 1994. The decrease in operating cash flows primarily reflects an outflow related to the reclassification of the sale of accounts receivable (see Note 4 to the Consolidated Financial Statements). This reduction in operating cash flows was offset by a net inflow from financing activities of $569.0 million.

Cash expenditures for new facilities and improvements to existing facilities were $29.9 million in 1995 compared to $26.7 million in 1994.

Financing flows reflect the capital contribution by the Shareholders of $994.7 million, the sale of the $282.1 million investment in RJR Holdings stock, and the resulting reduction of short and long-term debt by $490.4 million and of minority interest by $471.3 million.

                                     PART II

Item 1:  LEGAL PROCEEDINGS

Environmental Proceedings

The Company has been notified that it is or may be a potentially responsible party with respect to the cleanup of certain waste sites (currently approximately 51 in number) in proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state environmental laws. While the Company cannot predict with certainty the total cost of such cleanup, the Company's ultimate liability will depend on many factors including its volumetric share of waste, the financial viability of other responsible parties, the remediation methods and technology used, the amount of time necessary to accomplish remediation, and the availability of insurance coverage. The Company has established reserves for environmental remediation costs for these and other sites in amounts which it believes are probable and reasonably estimable. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may exceed current reserves by amounts that may prove insignificant or by amounts, in the aggregate, up to approximately $40 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Company among the range of reasonably possible outcomes were used. In estimating both its current reserves for environmental remediation and the possible range of additional costs, the Company has not assumed that it will bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, based generally on the parties' probable contribution on a per site basis. No attempt has been made to discount the estimated amounts to net present value, and no amounts have been recorded for potential recoveries from insurance carriers. Based upon previous experience and the information presently available, however, management believes that, as of the date hereof, future costs incurred will not have a material adverse effect on the financial condition of the Company.

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

Borden Chemicals and Plastics Limited Partnership

In 1987, the Company's basic chemical and PVC resin businesses located at Geismar, Louisiana and Illiopolis, Illinois were acquired by the Borden Chemicals and Plastics Limited Partnership ("BCP"). Under an Environmental Indemnity Agreement ("EIA"), the Company has agreed, subject to certain conditions and limitations, to indemnify BCP from certain environmental liabilities arising from facts or circumstances that existed and requirements in effect prior to November 30, 1987, and share on an equitable basis those arising from facts or circumstances existing and requirements in effect both prior to and after such date. No claim can be made by BCP under the EIA after November 30, 2002 and no claim can, with certain exceptions, be made with respect to the first $500,000 of liabilities which Borden would otherwise be responsible for thereunder in any year, but such excluded amounts may not exceed $3.5 million in the aggregate. Excluded amounts under the EIA have aggregated approximately $2.7 million through March 31, 1995. Accordingly, certain BCP legal proceedings are discussed below.

In 1985 the Louisiana Department of Environmental Quality ("LDEQ") and the Company entered into a Settlement Agreement that called for the implementation of a long-term groundwater and soil remediation program at the Geismar complex to address contaminants. Borden and BCP have implemented the Settlement Agreement, and have worked in cooperation with the LDEQ to remediate the groundwater and soil contamination. BCP believes that it already has sufficiently identified the extent of the groundwater plume. Nevertheless, BCP intends to drill and test some additional groundwater wells for the purpose of addressing issues raised by the LDEQ concerning whether the extent of the groundwater contamination has been identified. The Company has paid substantially all of the costs to date of the Settlement Agreement with LDEQ. It is unknown how long the remediation program will continue or whether the LDEQ will require BCP to incur costs to take further remedial measures in response to data generated by the planned additional groundwater wells. If the LDEQ requires BCP to take further remedial measures, a portion of such costs may be covered under the EIA.

In February 1993, an EPA Administrative Law Judge held that the Illiopolis, Illinois facility violated CERCLA and the Emergency Planning and Community Right to Know Act ("EPCRA") by failing to report certain relief valve releases which occurred between February 1987 and July 1989, that BCP and the Company believe are exempt from CERCLA and EPCRA reporting. BCP's petition for reconsideration was denied, a penalty hearing will be scheduled and further appeals are possible. Management does not believe that any ultimate penalty arising from this proceeding would have a material adverse effect on the Company.

On October 27, 1994, the U.S. Department of Justice ("DOJ") acting on behalf of the EPA, filed an action against BCP and its General Partner, BCP Management, Inc., a wholly owned subsidiary of the Company, in U.S. District Court for the Middle District of Louisiana. The complaint seeks civil penalties for alleged violations of the Resource Conservation and Recovery Act ("RCRA"), CERCLA and the Clean Air Act as well as corrective action, at the Geismar facility. BCP plans to vigorously defend against all the allegations. Prior to the filing of the complaint, BCP and the DOJ had engaged in settlement discussions and are currently engaged in such discussions. If BCP is unsuccessful in defending itself against the allegations, it could be subject to penalties, costs for corrective action and costs needed to obtain a RCRA permit.

As to penalties, although the maximum statutory penalties that would apply in a successful enforcement action by the government would be in excess of $150.0 million, BCP believes, assuming it is unsuccessful and based on information currently available to it, that the more likely amount of any liability for civil penalties would not exceed several million dollars.

If unsuccessful, BCP could also be subject to costs for facility-wide corrective action to address the contamination at the Geismar complex. The cost of any corrective action could be material to BCP, depending on the scope of such corrective action which cannot be determined at this time.

The extent to which any costs that may be incurred by BCP as the result of the above described legal proceedings will be subject to the EIA will depend, in large part, on whether such costs or penalties are attributable to facts or circumstances that existed and requirements in effect prior to November 30, 1987. The costs that may be subject to the EIA have not yet been determined.

Other Legal Proceedings

The States of West Virginia, Ohio and Louisiana have filed suits (12/93, 8/93 and 10/94) alleging antitrust violations in connection with the sale of milk to schools in certain of their school districts. A private antitrust suit filed in Federal Court in Oklahoma (4/93) on behalf of four school districts sought, but was denied class action certification. Although Federal Grand Jury investigations are pending in Oklahoma (8/92), Ohio (2/93) and the Plains States (9/93), only the Plains States investigation is continuing. Private antitrust suits alleging price fixing of wholesale/retail accounts have been filed in Florida (7/93) and Virginia (9/93).

The Company is a defendant in litigation in Montreal, Canada involving allegations of personal injury or property damage arising from the misapplication of, or defects in, a urea-formaldehyde foam insulation product which the Company manufactured from 1973 through 1980. The litigation, which was tried from September 1983 through December 1989, was dismissed by the trial court in December 1991. An Appeal filed by plaintiffs will be heard in late 1995.

In December 1994, the Company agreed to a proposed settlement in twelve putative class actions that were filed by purported Company shareholders in the New Jersey and Ohio state courts against the Company, members of the Board and, in two of the cases, Kohlberg Kravis Roberts & Co.("KKR"). These actions alleged among other things, that the Company was being sold at too low a price, and that the Company's directors breached their fiduciary duties by failing to "auction" the Company and by "locking up" a transaction that was not in the best interests of shareholders. KKR was alleged to have aided and abetted these breaches of fiduciary duty. The complaints sought preliminary and permanent relief, including a preliminary injunction, damages in an unspecified amount and attorneys' fees. In connection with the proposed settlement, the defendants agreed to take certain actions under the Agreement and Plan of Merger and Conditional Purchase/Stock Option Agreement both between the Company and KKR, and both dated as of September 23, 1994 as amended; agreed to publish certain information in an Offering Circular supplement; agreed to cause the Company's Board of Directors to include up to two independent directors until such time as the Merger is completed; and agreed to arrange a meeting between plaintiffs' counsel and the Company's investment bankers. The proposed settlement is subject to court approval.

The Company was also named as a defendant in a shareholder derivative action filed against RJR Nabisco Holdings Corp.("RJR") in the Court of Chancery of the State of Delaware. That action alleged that the proposed acquisition by RJR of a stake in the Company constituted a breach of the fiduciary duty of loyalty of RJR's Board of Directors because the transaction was unfair to the public shareholders of RJR. The complaint sought to enjoin RJR's purchase of Company shares and damages in an unspecified amount. The complaint was voluntarily discontinued as moot except for an issue relating to attorney fees which is not expected to be material to the Company

The Company is involved in other litigation throughout the United States which is considered to be in the ordinary course of the Company's business.

The Company believes, based upon the information it presently possesses, and taking into account its established reserves for estimated liability and its insurance coverage, that the ultimate outcome of the foregoing proceedings and actions is unlikely to have a materially adverse effect on the Company's financial position or operating results.

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY - HOLDERS

         At the Special Meeting of Shareholders held on March 14, 1995, the Shareholders voted on the proposal to approve the Agreement and Plan of Merger dated as of September 23, 1994, as amended, among Borden, Inc. and affiliates of Kohlberg Kravis Roberts & Co., L.P.

         The proposal was approved by the following vote:

                    For              136,609,582
                    Against           13,162,895
                    Abstain            1,461,316

Item 5:  EXHIBITS AND REPORTS ON FORM 8-K

                  a.       Exhibits

                           27.      Financial Data Schedule

                  b.       Reports on Form 8-K

                           On January 10, 1995 the Registrant filed a Form 8-K announcing the resignation of Ervin R. Shames, Director, President, and Chief Executive Officer of Borden, Inc., and the appointment of C. Robert Kidder as Chairman of the Board and Chief Executive Officer.

                           On January 30, 1995 the Registrant filed a Form 8-K announcing results for the fourth quarter and for the year ended December 31, 1994.

                           On February 16, 1995 the Registrant filed a Form 8-K announcing the Company's dismissal of Price Waterhouse LLP as its independent accountants. The Company engaged Deloitte & Touche LLP as its new independent accountants as of February 16, 1995.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BORDEN, INC.

Date:  May 15, 1995                    By /s/ William H. Carter
                                          ---------------------------
                                       William H. Carter
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer and
                                       duly authorized signing officer)