Form 10-Q
period 1995-06-30
BORDEN INC
filed 1995-08-14
CIK 13239

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D. C.  20549

                                   FORM 10-Q



 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 1995
                                 ----------------------------------------------


Commission file number                             1-71
                         ------------------------------------------------------



                                  BORDEN, INC.


             New Jersey                                   13-0511250
----------------------------------------       --------------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)



                  180 East Broad Street, Columbus, OH  43215
    ---------------------------------------------------------------------
                   (Address of principal executive offices)

                                (614) 225-4000
    ---------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
    ---------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---
Number of shares of common stock, $0.01 par value, outstanding as of the close
of business on August 11, 1995:    198,974,994.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)

BORDEN, INC

                                                                                            Three Months Ended
                                                                                                  June 30,
                                                                                       ------------------------------
(In millions, except per share data)                                                       1995              1994
-----------------------------------------------------------------------------------------------------------------------------------
REVENUE          Net sales                                                                    $1,487.2      $1,552.3

-----------------------------------------------------------------------------------------------------------------------------------

COSTS AND        Cost of goods sold                                                            1,112.8       1,135.7
EXPENSES         Marketing, general and administrative                                           352.0         361.5
                 Interest expense                                                                 30.4          32.9
                 Unrealized loss on interest rate swap                                             9.1
                 Loss on disposal                                                                 20.0
                 Equity in income of affiliates                                                   (3.1)         (2.7)
                 Minority interest                                                                 1.7          10.0
                 Other (income) and expense, net                                                  (6.0)          2.2
                 Income taxes                                                                     (7.2)          5.2
                                                                                              --------      --------
                                                                                               1,509.7       1,544.8
                                                                                              --------      --------

-----------------------------------------------------------------------------------------------------------------------------------


EARNINGS         (Loss) income from continuing operations                                        (22.5)          7.5
                 Discontinued operations:
                   Income from operations                                                                        3.6
                                                                                              --------      --------
                 Net (loss) Income                                                               (22.5)         11.1
                 Preferred stock dividend requirement                                            (22.1)
                                                                                              --------      --------
                 Net (loss) income applicable to common stock                                $   (44.6)     $   11.1
                                                                                              ========      ========

-----------------------------------------------------------------------------------------------------------------------------------

SHARE DATA       (Loss) income from continuing operations                                    $    (.11)     $    .05
                 Discontinued operations:
                   Income from operations                                                                        .03
                 Preferred stock dividends                                                        (.11)
                                                                                              --------      --------
                 Net (loss) income per common share                                          $    (.22)     $    .08
                                                                                              ========      ========

                 Dividends per common share                                                                 $   .075
                 Dividends per preferred share                                               $    1.02
                 Average number of common shares
                   outstanding during the period                                                 199.0         141.5

-----------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

BORDEN, INC

                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                           ------------------------------
(In millions, except per share data)                                                             1995           1994
----------------------------------------------------------------------------------------------------------------------------------
REVENUE                   Net sales                                                           $2,982.0      $2,978.3

----------------------------------------------------------------------------------------------------------------------------------


COSTS AND        Cost of goods sold                                                            2,243.7       2,169.7
EXPENSES         Marketing, general and administrative                                           695.9         704.2
                 Interest expense                                                                 76.6          63.6
                 Unrealized loss on interest rate swap                                            32.6
                 Loss on sale of investment                                                       22.0
                 Loss on disposal                                                                 20.0
                 Equity in income of affiliates                                                   (6.6)         (4.9)
                 Minority interest                                                                13.3          19.2
                 Other (income) and expense, net                                                  (6.6)         18.5
                 Income taxes                                                                    (35.0)          3.6
                                                                                              --------      --------
                                                                                               3,055.9       2,973.9
                                                                                              --------      --------

----------------------------------------------------------------------------------------------------------------------------------

EARNINGS         (Loss) income from continuing operations                                        (73.9)          4.4
                 Discontinued operations:
                   Income from operations                                                          7.5          12.5
                   Reversal of disposal reserve                                                   37.9
                                                                                              --------     ---------
                   Net (loss) income                                                             (28.5)         16.9
                 Preferred stock dividend requirement                                            (22.1)
                                                                                              --------     ---------
                 Net (loss) income applicable to common stock                                 $  (50.6)   $     16.9
                                                                                              ========     =========


----------------------------------------------------------------------------------------------------------------------------------


SHARE DATA       (Loss) income from continuing operations                                     $   (.40)   $      .03
                 Discontinued operations:
                   Income from operations                                                          .04           .09
                   Reversal of disposal reserve                                                    .21
                 Preferred stock dividends                                                        (.12)
                                                                                              --------    ----------
                 Net (loss) income per common share                                           $   (.27)  $       .12
                                                                                              ========    ==========

                 Dividends per common share                                                              $      .150
                 Dividends per preferred share                                                $   1.02
                 Average number of common shares
                   outstanding during the period                                                 186.6         141.5


----------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

BORDEN, INC.

                                                                                                    Six Months Ended
                                                                                                         June 30,
                                                                                               ----------------------
(In millions)                                                                                     1995          1994
-----------------------------------------------------------------------------------------------------------------------------------
CASH             Net (loss) income                                                             $ (28.5)    $    16.9
FLOWS            Adjustments to reconcile net income to net
USED IN            cash from operating activities:
OPERATING        Reversal of reserve for loss on disposal
ACTIVITIES         of discontinued operations                                                    (54.6)
                 Depreciation and amortization                                                    75.3          83.6
                 Unrealized loss on interest rate swap                                            32.6
                 Loss on sale of investment                                                       22.0
                 Loss on disposal                                                                 20.0
                 Write-off deferred costs                                                         14.0
                 Restructuring                                                                   (18.5)        (36.4)
                 Decrease in receivables sold                                                                 (150.0)
                 Net change in assets and liabilities:
                   Trade receivables                                                                .5         (35.5)
                   Inventories                                                                   (40.8)        (50.8)
                   Trade payables                                                                (15.8)         29.5
                   Current and deferred taxes                                                    (47.3)         22.6
                   Other assets                                                                  (33.4)         (1.1)
                   Other, net                                                                     52.3          47.6
                   Discontinued operations                                                        18.8         (57.3)
                                                                                            ----------    ----------
                                                                                                  (3.4)       (130.9)
                                                                                            ----------    ----------

-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS       Sale of investment in RJR Holdings                                              282.1
FROM             Capital expenditures                                                            (73.1)        (60.5)
INVESTING        Divestiture of businesses                                                          .7          87.3
ACTIVITIES       Purchase of businesses                                                           (7.0)
                                                                                             ---------     ---------
                                                                                                 202.7          26.8
                                                                                             ---------     ---------

-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS       (Decrease) increase in short-term debt                                         (191.1)        148.3
(USED IN) FROM   Reduction in long-term debt                                                    (514.5)        (22.4)
FINANCING        Long-term debt financing                                                           .5          18.2
ACTIVITIES       Reduction in minority interest                                                 (471.7)
                 Equity contribution                                                             994.7
                 Dividends paid                                                                                (21.2)
                 Issuance of stock under stock options
                   and benefits and awards plans                                                   3.3            .9
                                                                                            ----------      --------
                                                                                                (178.8)        123.8
                                                                                            ----------      --------

-----------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)  (continued)

BORDEN, INC.

                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                                ----------------------
(In millions)                                                                                      1995          1994
---------------------------------------------------------------------------------------------------------------------------------
                    Increase in cash and equivalents                                          $    20.5    $     19.7
                    Cash and equivalents at beginning of period                                   125.3         100.3
                                                                                              ---------    ----------
                    Cash and equivalents at end of period                                     $   145.8    $    120.0
                                                                                              =========    ==========


---------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL        Interest paid                                                             $    55.3    $     38.6
DISCLOSURES         Income taxes paid                                                              25.2         (11.3)
OF CASH FLOW
INFORMATION

---------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

BORDEN, INC.

(In millions)
                                                                                      June 30,                  December 31,
                                                                                    ------------               -------------
ASSETS                                                                                   1995                      1994
------------------------------------------------------------------------------------------------------------------------------
CURRENT          Cash and equivalents                                                $   145.8                 $   125.3
ASSETS           Accounts receivable (less allowance
                   for doubtful accounts of $14.3 and $13.6,
                   respectively)                                                         665.7                     411.8
                 Inventories:
                   Finished and in-process goods                                         369.0                     331.0
                   Raw materials and supplies                                            194.6                     183.9
                 Investment securities                                                                             281.1
                 Other current assets                                                    208.3                     249.8
                 Net assets of discontinued operations                                                              40.5
                                                                                      --------                 ---------
                                                                                       1,583.4                   1,623.4
                                                                                      --------                  --------
------------------------------------------------------------------------------------------------------------------------------

INVESTMENTS      Investments in and advances to
AND OTHER          affiliated companies                                                   84.7                      86.9
ASSETS           Deferred income taxes                                                   311.0                     284.0
                 Other assets                                                            124.4                     119.0
                                                                                      --------                 ---------
                                                                                         520.1                     489.9
                                                                                      --------                 ---------
------------------------------------------------------------------------------------------------------------------------------

PROPERTY         Land                                                                     96.7                      95.2
AND              Buildings                                                               595.1                     574.2
EQUIPMENT        Machinery and equipment                                               2,041.8                   1,893.1
                                                                                      --------                 ---------
                                                                                       2,733.6                   2,562.5
                 Less accumulated depreciation                                        (1,592.3)                 (1,455.6)
                                                                                      --------                  --------
                                                                                       1,141.3                   1,106.9
                                                                                      --------                  --------
------------------------------------------------------------------------------------------------------------------------------


INTANGIBLES      Intangibles resulting from
                   business acquisitions                                                 632.6                     602.1
                                                                                      --------                  --------

------------------------------------------------------------------------------------------------------------------------------

                                                                                      $3,877.4                  $3,822.3
                                                                                       =======                   =======

--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

BORDEN, INC.

(In millions, except share data)
                                                                                              June 30,               December 31,
                                                                                             -------------           ------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                                             1995                    1994
-----------------------------------------------------------------------------------------------------------------------------------
CURRENT                   Debt payable within one year                                       $   140.8                $   331.9
LIABILITIES               Accounts and drafts payable                                            491.8                    498.0
                          Restructuring reserve                                                   33.8                     87.1
                          Income taxes                                                           133.6                    146.3
                          Other current liabilities                                              516.9                    465.9
                                                                                              --------                 --------
                                                                                               1,316.9                  1,529.2
                                                                                              --------                 --------

-----------------------------------------------------------------------------------------------------------------------------------

OTHER                     Long-term debt                                                       1,122.9                  1,379.0
                          Deferred income taxes                                                   48.0                     44.3
                          Non-pension postemployment
                            benefit obligations                                                  339.9                    348.6
                          Other long-term liabilities                                            147.0                    108.7
                          Minority interest                                                       33.8                    504.6
                                                                                              --------                 --------
                                                                                               1,691.6                  2,385.2
                                                                                              --------                 --------

-----------------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS'             Preferred Stock - Issued 24,574,751
EQUITY                    and -0- shares, respectively                                           614.4
                          Common stock - Issued 198,974,994
                          and 194,983,374 shares, respectively                                     2.0                    121.9
                          Paid in capital                                                        312.7                    120.0
                          Accumulated translation adjustment                                    (104.0)                  (140.9)
                          Minimum pension liability and other                                   (107.3)                  (145.4)
                          Retained earnings                                                      151.1                    201.8
                                                                                             ---------                ---------
                                                                                                 868.9                    157.4
                          Less common stock in treasury (at
                            cost) - 25,124,740 shares
                            at December 31, 1994                                                                         (249.5)
                                                                                             ---------                 ---------
                                                                                                 868.9                    (92.1)
                                                                                             ---------                 ---------

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                             $ 3,877.4                $ 3,822.3
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

2.   Capitalization

     On March 15, 1995, two investment partnerships affiliated with Kohlberg Kravis Roberts & Co. ("the Shareholders") contributed 111,047,229 shares of RJR Holdings common stock in exchange for equity securities of the Company to be issued in the future pursuant to an agreement dated March 15, 1995. On June 26, 1995, the Company issued 24,574,751 shares of Series A Cumulative Preferred Stock ("Preferred Stock"). Each share has a liquidation preference of $25, and is entitled to cumulative dividends at an annual rate of 12%, payable quarterly in arrears. During the second quarter a dividend of $1.02 per preferred share was declared. This dividend was paid on July 17, 1995. The Company may redeem at its option the Preferred Stock, at any time in whole or from time to time in part after the date that is three years after the issuance date, at a redemption price per share of 107% in the first twelve months following such date, declining ratably in each year to par after the date that is 10 years after the issuance date, together with accrued and unpaid dividends thereon to the date of redemption.

     The Company has used interest rate swaps in the past to manage its floating interest rate exposure, and at December 31, 1994 the Company had outstanding swaps with an aggregate notional principal amount of $400.0 which hedged variable rate borrowings. Due to repayments of long-term debt these interest rate swaps no longer meet the criteria for hedge accounting. During the first quarter the Company terminated swap agreements with an aggregate notional principal amount of $200.0 at a cost of $6.1. The remaining outstanding interest rate swap agreement has been marked-to-market at June 30, 1995, which resulted in an unrealized loss of $32.6 being recorded for the first six months of 1995.

     Common stock of the Company at June 30, 1995 consisted of 300,000,000 shares authorized and 198,974,994 shares issued at a par value of $0.01. At December 31, 1994, common stock included 480,000,000 shares authorized and 194,983,374 shares issued at a par value of $0.625.

3.   Discontinued Operations

     In December 1993 the Company announced a divestiture and restructuring program which included the divestment of several business segments. In April 1995, management decided to retain the remaining salty snacks business. As a result, the operating losses of the salty snacks segment previously classified as a discontinued operation have been reclassified into continuing operations, with an offsetting net of tax credit in income from discontinued operations, which includes $7.5 of losses for the first quarter of 1995.

     Due to management's decision to retain a portion of the salty snacks businesses which were classified as a discontinued business segment at December 31, 1993, operating results for the period ended June, 1994 for North American Snacks have been reclassified into continuing operations, which increased sales for continuing operations by $336.3 and decreased income from continuing operations by $12.5. The offsetting $12.5 credit in income from discontinued operations for the first six months of 1994 includes a $7.7 tax expense.

     The $37.9 credit in reversal of disposal reserve reflects the reversal of the unused portion of the reserve for the loss on disposal of the North American Snacks businesses, net of a $16.7 tax expense.

     There is one remaining business under this divestiture plan which management expects to divest by the end of 1995. The net assets of this discontinued operation are $0 as of June 30, 1995 due to the expectation of cash inflows from proceeds on this business being offset by cash outflows for exit costs.

4.   Sale of Accounts Receivable

     During 1995 the Company renegotiated certain terms in the credit line agreements under which it sells accounts receivable. Among the terms that changed were those which allowed the Company to sell accounts receivable without recourse. As a result of the change in terms, which now provide for the sale of receivables with recourse, the amount of receivables sold at June 30, 1995 of $250.0 is included in borrowings under the $1.2 billion credit agreement and shown as long-term debt in the consolidated balance sheet at June 30, 1995.

     The reclassification of the $250.0 of receivables sold from operating flows to financing flows in 1995 results in offseting amounts which are not reflected in the Statement of Cash Flows since there is no cash impact.

5.   Loss on Disposal

     During second quarter 1995 $20.0 was accrued for the estimated loss on disposal of seven dairies operating in the eastern half of the United States. Substantially all of this amount is a non-cash charge relating to the excess of net book value over expected proceeds.

     The estimated loss includes management's best assessment of the amounts expected to be realized on the disposal of the seven eastern dairies. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the loss on disposal.

                         PART I  FINANCIAL INFORMATION


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1995 VERSUS QUARTER ENDED JUNE 30, 1994

Net sales from continuing operations for the quarter ended June 30, 1995 decreased 4.2% to $1.49 billion from $1.55 billion in 1994. The Company reported a net loss applicable to common stock for the second quarter 1995 of $44.6 million, or $0.22 per share, after the effect of preferred dividends, compared with net income of $11.1 million, or $0.08 per share, in 1994, primarily as a result of net pretax charges of $48.6 million ($33.4 million after tax). These charges consist of a $20.0 million charge for the estimated loss associated with the planned disposal of certain eastern dairies; a $13.5 million accrual for litigation reserves; $9.1 million relating to unrealized swap losses; and $6.0 million for reorganization costs.

The loss from continuing operations for the second quarter of 1995 was $22.5 million versus income of $7.5 million in 1994. Results in both periods include the results of the North American Snacks business segment. The credit in income from discontinued operations of $3.6 million in 1994 reflects the reclassification of the North American Snacks results.

Sales for Consumer Packaged Products decreased 12.5% for the quarter to $648.5 million from $740.8 million in 1994 primarily as a result of 1994 divestitures. Operating income for the division of $16.0 million decreased 55.5% for the quarter from 1994 income of $36.0 million due to overall decreases in most businesses.

Sales for Dairy decreased 14.1% for the quarter to $284.2 million from $331.0 million in 1994 primarily due to volume declines in most products, particularly fluid milk, as well as the closure of several plants in late 1994. Operating results declined 35.5% for the quarter to a loss of $19.4 million from a loss of $14.3 million for 1994 due to the charge of $20.0 million for estimated loss on disposal of certain dairy operations, offset by improved operating results due to reduced distribution and administrative costs and to lower raw milk costs.

Sales for Packaging and Industrial Products increased 15.4% for the quarter to $554.5 million from $480.5 million in 1994, due to substantial increases in worldwide resins and plastic film products. Second quarter operating income increased 58.3% to $62.7 million from $39.6 million in 1994, primarily due to strong operating results in worldwide resins and income from the Borden Chemicals and Plastics Limited Partnership.

SIX MONTHS ENDED JUNE 30, 1995 VERSUS SIX MONTHS ENDED JUNE 30, 1994

Net sales from continuing operations for the six months ended June 30, 1995 of $2.98 billion were flat versus 1994. The Company reported a net loss applicable to common stock for the first six months of 1995 of $50.6 million, or $0.27 per share, after the effect of preferred dividends, compared with net income of $16.9 million, or $0.12 per share in 1994, primarily as a result of net pretax charges of $136.8 million ($87.2 million after tax). These charges include unrealized losses on interest rate swaps of $32.6 million; a loss on the sale of the RJR Holdings stock of $22.0 million; $20.0 million relating to the planned disposal of certain eastern dairies; $14.0 million relating to the writeoff of certain deferred costs associated with the TMI Associates partnership and other; $13.5 million relating to litigation accruals; $13.3 million recognized by North American Snacks primarily relating to asset writedowns and adjustments of accrued expenses; $9.3 million related to general insurance provisions; $6.1 million relating to terminating swap agreements; and $6.0 million for costs associated with the planned reorganization of the business units. These charges are partially offset by an aftertax credit of $37.9 million for the reversal of the unused divestiture reserve for the remaining North American Snacks business. (See Note 3 to the Consolidated Financial Statements).

The loss from continuing operations for the first six months of 1995 was $73.9 million compared to net income of $4.4 million in 1994. Credits in income from discontinued operations of $7.5 million in 1995 and $12.5 million in 1994 reflect the reclassification of the North American Snacks results.

Year to date sales for Consumer Packaged Products decreased 11.1% to $1.26 billion from $1.42 billion in 1994 primarily as a result of 1994 divestitures. Year to date operating income for the division of $16.4 million decreased 72.9% from 1994 income of $60.4 million due to overall decreases in most businesses.

Year to date sales for Dairy decreased 8.9% to $575.8 million from $631.7 million in 1994 as a result of volume declines in fluid milk and ice cream, as well as the closure of several plants in late 1994. Year to date operating results for Dairy improved 40.5% to a loss of $17.4 million from a loss of $29.3 million in 1994, due to improvements in controlling distribution and administrative costs and to lower raw milk costs, partially offset by the $20.0 million estimated loss on disposal of several operations.

Year to date sales for Packaging and Industrial Products increased 23.5% to $1.14 billion from $926.9 million in 1994, due to substantial increases in worldwide resins and plastic film products. Year to date operating income increased 70.5% to $127.2 million from $74.6 million in 1994, primarily due to strong operating results in worldwide resins and income from the Borden Chemicals and Plastics Limited Partnership.


OUTLOOK

Although the Company anticipates its operating performance will improve in the second half, due to the pretax charges of $136.8 million discussed above and continuing weak results in Consumer Packaged Products, the Company expects a net loss for the full year 1995.


LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities during the first six months of 1995 was $3.4 million compared to $130.9 million for the first six months of 1994. The increase in operating cash flows is primarily a result of a reduction in the amount of receivables sold during 1994 of $150.0 million.

Cash expenditures for new facilities and improvements to existing facilities were $73.1 million in 1995 compared to $60.5 million in 1994.

Cash provided by the divestiture of businesses was $0.7 million in 1995 and $87.3 million in 1994. The 1995 proceeds include the sale of a dairy operation and 1994 divestitures consist of the sale of the seafood and foodservice businesses.

Investing and financing flows reflect the capital contribution by the Shareholders of $994.7 million, the sale of the $282.1 million investment in RJR Holdings stock, and the resulting reduction of short and long-term debt by $705.6 million and of minority interest by $471.7 million.

During second quarter 1995 the Company reduced the amount of its bank credit facility to $1.2 billion. Terms of the renegotiated agreement include more favorable pricing and elimination of the requirement for pledging of collateral. Of the $1.2 billion, $944.3 million was available at the end of the quarter.

The Company has filed a Registration Statement on Form S-3 which allows the Company to issue up to $2.0 billion in debt securities or preferred stock which was declared effective on July 13, 1995. To date none of these securities have been issued.

                                    PART II

Item 1:  LEGAL PROCEEDINGS

Environmental Proceedings

On March 31, 1995, the Company settled alleged violations of air pollution regulations by a plant in Haverhill, Massachusetts by agreeing to pay a civil penalty and interest in the amount of $83,436 to the U.S. Environmental Protection Agency.


Other Legal Proceedings

The State of West Virginia's suit alleging antitrust violations in connection with the sale of milk to schools in certain of their school districts was dismissed in June, 1995 for a payment of $70,000. A private antitrust suit filed in Federal Court in Oklahoma (4/93) on behalf of four school districts was dismissed in July, 1995 for a payment involving product and cash totalling $62,000.

On July 19, 1995, a Fresno, California jury returned a verdict against Borden for approximately $11.5 million for wrongful termination of a tomato packing agreement. In granting the award for lost profits to Helm Tomatoes, Inc., a Fresno based agribusiness, the jury found that while Borden had a legal right to terminate the agreement, it was estopped from doing so by an oral representation made by a former Borden employee. Borden intends to vigorously pursue all available avenues to set aside the jury verdict.

There have been no material developments in the additional ongoing legal proceedings that are discussed in the Company's Form 10-Q for the period ended March 31, 1995.

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

Item 6:  EXHIBITS AND REPORTS ON FORM 8-K

              a.      Exhibits

                       (3)(i) Restated Certificate of Incorporation dated March 14, 1995.

                         (ii)   Certificate of Amendment of Restated
                                Certificate of Incorporation dated June 23,
                                1995.

                       (4)(i)   Amendment No.2 dated June 27, 1995
                                to the Credit Agreement dated as of
                                December 15, 1994 among Borden, Inc.
                                and the lenders named therein,
                                Citibank, N.A. as Administrative
                                Agent, BT Securities Corporation,
                                Chemical Securities, Inc., Citicorp
                                Securities, Inc., and Credit Suisse
                                as Arrangers.

                         (ii)   Amendment and Consent dated as of
                                June 27, 1995 to the Second Amended
                                and Restated Credit Agreement dated
                                as of December 15, 1994 among T.M.
                                Investors Limited Partnership and
                                the lenders named therein, Citibank,
                                N.A. as Administrative Agent, BT
                                Securities Corporation, Chemical
                                Securities, Inc., Citicorp
                                Securities, Inc., and Credit Suisse
                                as Arrangers.  (Borden does not
                                control T.M. Investors Limited
                                Partnership and this exhibit has
                                been furnished to Borden voluntarily
                                at Borden's request).

                        (iii)   Registration Statement which was
                                declared effective July 13, 1995,
                                incorporated herein by reference to
                                Form S-3, File No. 33-57577

                         (10) Agreement with Named Executive officer dated May 1, 1995.

                         (27)   Financial Data Schedule





                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BORDEN, INC.


Date:  August 14, 1995
                                        By/s/William H. Carter
                                          --------------------------
                                        William H. Carter Executive
                                        Vice President and Chief
                                        Financial Officer (Principal
                                        Financial Officer and
                                        duly authorized signing officer)