Form 10-Q
period 1995-09-30
BORDEN INC
filed 1995-11-14
CIK 13239

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D. C.  20549

                                   FORM 10-Q



  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 1995
                               ---------------------------------------------

Commission file number                             1-71
                               ---------------------------------------------


                                  BORDEN, INC.

         New Jersey                                         13-0511250
-------------------------------                      -------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


                  180 East Broad Street, Columbus, OH  43215
            --------------------------------------------------------
                    (Address of principal executive offices)


                                (614) 225-4000
            --------------------------------------------------------
              (Registrant's telephone number, including area code)


                                Not Applicable
            --------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

Number of shares of common stock, $0.01 par value, outstanding as of the close
of business on November 7, 1995:    198,974,994

----------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)

BORDEN, INC
                                                                              Three Months Ended
                                                                                 September 30,
                                                                            ------------------------
(In millions, except per share data)                                          1995           1994
----------------------------------------------------------------------------------------------------
REVENUE          Net sales                                                   $1,474.8      $1,624.5
----------------------------------------------------------------------------------------------------

COSTS AND        Cost of goods sold                                           1,110.5       1,181.4
EXPENSES         Marketing, general and administrative                          360.5         421.3
                 Interest expense                                                30.0          38.0
                 Restructuring (reversal)                                        (6.3)        (40.3)
                 Equity in income of affiliates                                  (1.7)         (4.5)
                 Minority interest                                                1.4          10.2
                 Other (income) and expense, net                                 25.1          86.2
                 Income taxes                                                   (21.1)         11.3
                                                                            ---------      --------
                                                                              1,498.4       1,703.6
                                                                            ---------      --------
----------------------------------------------------------------------------------------------------

EARNINGS         Loss from continuing operations                                (23.6)        (79.1)
                 Discontinued operations (net of tax):
                   Reversal of loss from operations                               0.4           7.3
                   Loss on disposal                                                           (58.7)
                   Reversal of disposal reserve                                  29.7
                                                                            ---------      --------
                 Net income (loss)                                                6.5        (130.5)
                 Preferred stock dividends                                      (18.4)
                                                                            ---------      --------
                 Net loss applicable to common stock                         $  (11.9)     $ (130.5)
                                                                            =========      ========
----------------------------------------------------------------------------------------------------

SHARE DATA       Loss from continuing operations                              $ (0.12)     $  (0.56)
                 Discontinued operations:
                   Reversal of loss from operations                                            0.05
                   Loss on disposal                                                           (0.41)
                   Reversal of disposal reserve                                  0.15
                 Preferred stock dividends                                      (0.09)
                                                                            ---------      --------
                 Net loss per common share                                   $  (0.06)     $  (0.92)
                                                                            =========      ========
                 Dividends per common share                                                $  0.075
                 Dividends declared per preferred share                      $   0.75
                 Average number of common shares
                   outstanding during the period                                199.0         141.5
                 Average number of preferred shares
                   outstanding during the period                                 24.6
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)

BORDEN, INC
                                                                              Nine Months Ended
                                                                                 September 30,
                                                                            ------------------------
(In millions, except per share data)                                          1995           1994
----------------------------------------------------------------------------------------------------
REVENUE          Net sales                                                  $ 4,489.1     $ 4,629.7
----------------------------------------------------------------------------------------------------

COSTS AND        Cost of goods sold                                           3,384.7       3,379.4
EXPENSES         Marketing, general and administrative                        1,059.9       1,128.5
                 Interest expense                                               106.6         102.8
                 Restructuring (reversal)                                        (6.3)        (40.3)
                 Equity in income of affiliates                                  (8.3)         (9.4)
                 Minority interest                                               14.8          29.4
                 Other (income) and expense, net                                 93.1         104.9
                 Income taxes                                                   (56.9)         12.7
                                                                            ---------     ---------
                                                                              4,587.6       4,708.0
                                                                            ---------     ---------
----------------------------------------------------------------------------------------------------

EARNINGS         Loss from continuing operations                                (98.5)        (78.3)
                 Discontinued operations (net of tax):
                   Reversal of loss from operations                               8.8          23.4
                   Loss on disposal                                                           (58.7)
                   Reversal of disposal reserve                                  67.6
                                                                            ---------     ---------
                 Net loss                                                       (22.1)       (113.6)
                 Preferred stock dividends                                      (40.5)
                                                                            ---------     ---------
                 Net loss applicable to common stock                        $   (62.6)    $  (113.6)
                                                                            =========     =========
----------------------------------------------------------------------------------------------------

SHARE DATA       Loss from continuing operations                            $   (0.52)    $   (0.55)
                 Discontinued operations:
                   Reversal of loss from operations                              0.05          0.16
                   Loss on disposal                                                           (0.41)
                   Reversal of disposal reserve                                  0.35
                 Preferred stock dividends                                      (0.21)
                                                                            ---------     ---------
                 Net loss per common share                                  $   (0.33)    $   (0.80)
                                                                            =========     =========

                 Dividends per common share                                               $   0.225
                 Dividends declared per preferred share                     $    1.77
                 Average number of common shares
                   outstanding during the period                                190.3         141.5
                 Average number of preferred shares
                   outstanding during the period                                 24.6
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

BORDEN, INC.
                                                                               Nine Months Ended
                                                                                 September 30,
                                                                            ------------------------
(In millions)                                                                  1995          1994
----------------------------------------------------------------------------------------------------
CASH             Net loss                                                  $    (22.1)   $   (113.6)
FLOWS            Adjustments to reconcile net loss to net
USED IN            cash from operating activities:
OPERATING        Reversal of reserve for loss on disposal
ACTIVITIES         of discontinued operations                                   (98.3)
                 Depreciation and amortization                                  115.3         125.5
                 Unrealized loss on interest rate swap                           31.1
                 Loss on sale of investment                                      22.0
                 Loss on disposal                                                46.0          94.7
                 Write-off deferred costs                                        14.0
                 Restructuring                                                  (27.5)       (102.6)
                 Decrease in receivables sold                                                (140.0)
                 Net change in assets and liabilities:
                   Trade receivables                                             (9.8)       (108.9)
                   Inventories                                                  (40.0)        (56.3)
                   Trade payables                                               (19.8)         51.5
                   Current and deferred taxes                                   (67.2)         (2.8)
                   Other assets                                                  12.8           4.2
                   Other, net                                                     6.7         147.9
                   Discontinued operations                                        3.3         (88.9)
                                                                           ----------    ----------
                                                                                (33.5)       (189.3)
                                                                           ----------    ----------
----------------------------------------------------------------------------------------------------

CASH FLOWS       Sale of investment in RJR Holdings                             282.1
FROM             Capital expenditures                                          (124.3)       (102.0)
INVESTING        Divestiture of businesses                                        0.8         191.8
ACTIVITIES       Purchase of businesses                                          (7.0)
                                                                           ----------    ----------
                                                                                151.6          89.8
                                                                           ----------    ----------
----------------------------------------------------------------------------------------------------

CASH FLOWS       Reduction in short-term debt                                  (202.4)        (13.6)
(USED IN) FROM   Reduction in long-term debt                                   (415.7)        (57.1)
FINANCING        Long-term debt financing                                         3.3          220.9
ACTIVITIES       Reduction in minority interest                                (471.5)
                 Equity contribution                                            994.7
                 Dividends paid                                                 (25.0)        (31.8)
                 Issuance of stock under stock options
                   and benefits and awards plans                                  3.3           1.1
                                                                           ----------    ----------
                                                                               (113.3)        119.5
                                                                           ----------    ----------
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)  (continued)

BORDEN, INC.
                                                                              Nine Months Ended
                                                                                 September 30,
                                                                           ------------------------
(In millions)                                                                 1995          1994
----------------------------------------------------------------------------------------------------
                 Increase in cash and equivalents                         $       4.8   $      20.0
                 Cash and equivalents at beginning of period                    125.3         100.3
                                                                          -----------   -----------
                 Cash and equivalents at end of period                    $     130.1   $     120.3
                                                                          ===========   ===========
----------------------------------------------------------------------------------------------------

SUPPLEMENTAL        Interest paid                                         $      87.9   $     109.1
DISCLOSURES         Income taxes paid (refunded)                                 46.7          (6.1)
OF CASH FLOW
INFORMATION
----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

BORDEN, INC.

(In millions)

                                                                      September 30,     December 31,
                                                                      -------------    -------------
ASSETS                                                                   1995              1994
-----------------------------------------------------------------------------------------------------
CURRENT          Cash and equivalents                                 $   130.1          $   125.3
ASSETS           Accounts receivable (less allowance
                   for doubtful accounts of $16.0 and $13.6,
                   respectively)                                          650.6              411.8
                 Inventories:
                   Finished and in-process goods                          377.2              331.0
                   Raw materials and supplies                             198.1              183.9
                 Investment securities                                                       281.1
                 Other current assets                                     159.5              249.8
                 Net assets of discontinued operations                                        40.5
                                                                      ---------          ---------
                                                                        1,515.5            1,623.4
                                                                      ---------          ---------
-----------------------------------------------------------------------------------------------------

INVESTMENTS      Investments in and advances to
AND OTHER          affiliated companies                                    81.1               86.9
ASSETS           Deferred income taxes                                    354.8              284.0
                 Other assets                                             128.5              119.0
                                                                      ---------          ---------
                                                                          564.4              489.9
                                                                      ---------          ---------
-----------------------------------------------------------------------------------------------------

PROPERTY         Land                                                      97.2               95.2
AND              Buildings                                                595.8              574.2
EQUIPMENT        Machinery and equipment                                2,105.3            1,893.1
                                                                      ---------          ---------
                                                                        2,798.3            2,562.5
                 Less accumulated depreciation                         (1,616.5)          (1,455.6)
                                                                      ---------          ---------
                                                                        1,181.8            1,106.9
                                                                      ---------          ---------
-----------------------------------------------------------------------------------------------------

INTANGIBLES      Intangibles resulting from
                   business acquisitions                                  627.7              602.1
                                                                      ---------          ---------
-----------------------------------------------------------------------------------------------------
                                                                      $ 3,889.4          $ 3,822.3
                                                                      =========          =========

----------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

BORDEN, INC.

(In millions, except share data)
                                                                    September 30,      December 31,
                                                                    -------------      ------------
                                                                        1995               1994
LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------

CURRENT            Debt payable within one year                      $    129.5          $    331.9
LIABILITIES        Accounts and drafts payable                            488.1               498.0
                   Restructuring reserve                                   41.7                87.1
                   Income taxes                                           101.2               146.3
                   Other current liabilities                              532.7               465.9
                                                                     ----------          ----------
                                                                        1,293.2             1,529.2
                                                                     ----------          ----------
----------------------------------------------------------------------------------------------------

OTHER              Long-term debt                                       1,228.4             1,379.0
                   Deferred income taxes                                   46.6                44.3
                   Non-pension postemployment
                       benefit obligations                                336.6               348.6
                   Other long-term liabilities                            106.7               108.7
                   Minority interest                                       33.5               504.6
                                                                     ----------          ----------
                                                                        1,751.8             2,385.2
                                                                     ----------          ----------
----------------------------------------------------------------------------------------------------

SHAREHOLDERS'      Preferred Stock - Issued 24,574,751
EQUITY (DEFICIT)     and -0- shares, respectively                         614.4
                   Common stock - Issued 198,974,994
                     and 194,983,374 shares, respectively                   2.0               121.9
                   Paid in capital                                        312.7               120.0
                   Accumulated translation adjustment                    (116.8)             (140.9)
                   Minimum pension liability and other                   (107.3)             (145.4)
                   Retained earnings                                      139.4               201.8
                                                                     ----------          ----------
                                                                          844.4               157.4
                   Less common stock in treasury (at
                       cost) - 25,124,740 shares
                       at December 31, 1994                                                  (249.5)
                                                                     ----------          ----------
                                                                          844.4               (92.1)
                                                                     ----------          ----------
----------------------------------------------------------------------------------------------------

                                                                     $  3,889.4          $  3,822.3
                                                                     ==========          ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

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

2.   Capitalization

     On March 15, 1995, two investment partnerships affiliated with Kohlberg Kravis Roberts & Co. ("the Shareholders") contributed 111,047,229 shares of RJR Holdings common stock in exchange for equity securities of the Company to be issued in the future. On June 26, 1995, the Company issued 24,574,751 shares of Series A Cumulative Preferred Stock ("Preferred Stock"). Each share has a liquidation preference of $25, and is entitled to cumulative dividends at an annual rate of 12%, payable quarterly in arrears. During the third quarter a dividend of $0.75 per preferred share was declared. This dividend was paid on October 16, 1995. The Company may redeem at its option the Preferred Stock, at any time in whole or from time to time in part after the date that is three years after the issuance date, at a redemption price per share of 107% in the first twelve months following such date, declining ratably in each year to par after the date that is 10 years after the issuance date, together with accrued and unpaid dividends thereon to the date of redemption.

     Common stock of the Company at September 30, 1995 consisted of 300,000,000 shares authorized and 198,974,994 shares issued at a par value of $0.01. At December 31, 1994, common stock included 480,000,000 shares authorized and 194,983,374 shares issued at a par value of $0.625.

3.   Interest rate swaps

     The Company used interest rate swaps in the past to manage its floating interest rate exposure, and at December 31, 1994 the Company had outstanding swaps with an aggregate notional principal amount of $400.0 which hedged variable rate borrowings. Due to repayments of long-term debt these interest rate swaps no longer meet the criteria for hedge accounting. During the first quarter the Company terminated swap agreements with an aggregate notional principal amount of $200.0 at a cost of $6.1. The remaining outstanding interest rate swap agreement has been marked-to-market at September 30, 1995, which resulted in an unrealized loss of $31.1 being recorded for the nine months, and an unrealized gain of $1.5 for the three months ended September 30, 1995.

4.   Discontinued Operations

     In December 1993 the Company announced a divestiture and restructuring program which included the divestment of several business segments. In April 1995, management decided to retain the remaining salty snacks business and in September 1995, management decided to retain the remaining business in the divestiture plan. As a result, the operating losses of these businesses previously classified as a discontinued operations have been reclassified to continuing operations with an offsetting net of tax credit in income from discontinued operations, which includes losses of $8.8 for the nine months and $0.4 for the three months ended September 1995.

     As a result, the reserve for estimated loss on disposal of these businesses has been reversed, resulting in a net of tax income of $67.6 for the nine months and $29.7 for the three months ended September 1995.

     Due to management's decision to retain the businesses which were classified as discontinued at December 31, 1993, operating results for the period ending September 30, 1994 have been reclassified into continuing operations, which increased sales by $547.6 and $184.4 for the nine months and three months, respectively and decreased income from continuing operations by $23.4 for the nine months and $7.3 for the three months ended September 30, 1994. The offsetting $23.4 and $7.3 credits in income from discontinued operations include a tax expense of $14.3 and $4.5, respectively.

5.   Sale of Accounts Receivable

     During 1995 the Company renegotiated certain terms in the credit line agreements under which it sells accounts receivable. Among the terms that changed were those which allowed the Company to sell accounts receivable without recourse. As a result of the change in terms, which now provide for the sale of receivables with recourse, the amount of receivables sold at September 30, 1995 of $250.0 is included in borrowings under the $1.2 billion credit agreement and shown as long-term debt in the consolidated balance sheet at September 30, 1995.

     The reclassification of the $250.0 of receivables sold from operating flows to financing flows in 1995 results in offsetting amounts which are not reflected in the Statement of Cash Flows since there is no cash impact.

6.   Loss on Disposals

     During second quarter 1995 $20.0 was accrued for the estimated loss on disposal of seven dairies operating in the eastern half of the United States. Substantially all of this amount is a non-cash charge relating to the excess of net book value over expected proceeds.

     During third quarter 1995 $20.0 was accrued for the estimated loss on disposal of a plant, which is substantially a non-cash charge relating to the excess of net book value over expected proceeds; and an additional $6.0 was accrued for cash charges related to the 1994 divestiture of an international foods business.

     These estimated losses include management's best assessment of the amounts expected to be realized on the disposal of these businesses. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the loss on disposal.

7.   Other (Income) and Expense

     Other (income) and expense for the nine months ended September 30, 1995 include the following:

           Loss on disposal                                         46.0
           Unrealized loss on interest rate swap                    31.1
           Loss on sale of investment in RJR Holdings               22.0
           Write-off of deferred costs associated with the
                TMI investment partnership                          14.0
           General partner incentive                               (27.9)
           Other                                                     7.9
                                                                 -------
                                                                    93.1
                                                                 -------

     Other (income) and expense for the nine months ended September 30, 1994 include:

           Transition fees relating to merger                       52.2
           Writedown of two partnerships                            25.6
           Loss on disposal                                         12.9
           Foreign exchange losses                                  19.5
           General partner incentive                                (8.8)
           Other                                                     3.5
                                                                  ------
                                                                   104.9
                                                                  ------

8.   Contingencies and Uncertainties

     The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. In addition, the Company is conducting a number of environmental investigations and remedial actions at current and former Company locations. Each of these matters is subject to various uncertainties, and some of these matters may be resolved unfavorably to the Company. The Company has established accruals for matters that are probable and reasonably estimable. Management believes that any liability that may ultimately result from the resolution of these matters in excess of amounts provided will not have a material adverse effect on the financial position of the Company. For a further discussion of significant matters occuring during the quarter see Part II, Item 1, Legal Proceedings.

                         PART I  FINANCIAL INFORMATION
                         -----------------------------

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1995 VERSUS QUARTER ENDED SEPTEMBER 30, 1994

Net sales from continuing operations for the quarter ended September 30, 1995 decreased 9.2% to $1.48 billion from $1.62 billion in 1994. The Company reported a net loss applicable to common stock for the third quarter 1995 of $11.9 million, or $0.06 per share, after the effect of preferred dividends ($0.09 per share), compared to a net loss of $130.5 million, or $0.92 per share, in 1994. The net loss of $11.9 million in 1995 is primarily due to a decline in operating results for the quarter and charges relating to operations of $20.0 million ($12.2 million after tax) discussed below; $6.0 million ($3.7 million after tax) in Corporate charges relating to a 1994 divestiture; and the preferred dividend of $18.4 million paid for the quarter. These charges were partially offset by reduced interest expense of $8.0 million ($4.9 million after tax) resulting from the renegotiation of the credit line during the second quarter, and a decrease of $8.8 million ($5.4 million after tax) in minority interest expense related to TMI Associates, L.P. The 1995 tax benefit results from the expectation of the ability to offset current year expenses and operating losses against future income to reduce taxable income.

The net loss of $130.5 million in 1994 was a result of the $94.7 million ($58.7 million after tax) loss on disposal of discontinued operations, the merger related expenses of $52.2 million ($49.8 million after tax), $25.5 million ($22.6 million after tax) for the write-down of two partnerships, $8.0 million ($5.0 million after tax) of expenses related to idle property, and $28.9 million ($22.0 million after tax) for the charge to operations for the write-off of goodwill which is discussed below. These 1994 charges were partially offset by a credit of $40.3 million ($25.0 million after tax) for the reversal of prior restructuring charges that management determined would not be utilized, of which $23.9 million relates to operations and is discussed below. The 1994 tax provision results from the non-deductibility of certain expenses incurred during the period from taxable income, partially offset by the expectation of the ability to offset operating losses against future taxable income.

The loss from continuing operations for the third quarter of 1995 was $23.6 million versus a loss of $79.1 million in 1994. The credit in income from discontinued operations of $0.4 million in 1995 and $7.3 million in 1994 reflects the reclassification to continuing operations of the net operating losses related to the businesses previously classified as discontinued.

Sales for Consumer Packaged Products (CPP) decreased 16.2% for the quarter to $656.3 million from $783.4 million in 1994, primarily as a result of 1994 divestitures. Substantially all International Foods continuing operations reported increased sales versus 1994. Sales for Niche Grocery products were down significantly from 1994 due to a change in sales strategy which is expected to shift a significant portion of seasonal sales from third to fourth quarter. North American Pasta Products reported mixed results, with the decline in pasta sales being partially offset by higher volumes in pasta sauces. Sales for the cheese, glue and salty snacks businesses declined slightly versus 1994.

Operating results for CPP declined to a loss of $14.1 million for the quarter compared to operating income of $25.0 million in 1994 due to overall decreases in most businesses, as well as the $12.5 million of income recorded in September 1994 as a result of the reversal of unused restructuring reserves. Overall, results for International Foods businesses decreased, most notably for the whole milk powder group, which was affected by increasing raw material costs, strong competition and unfavorable foreign currency swings, especially in the far east. Niche Grocery results declined significantly, primarily due to the change in sales strategy discussed above, as well as trade spending and customer deduction issues and other unfavorable costs. Pasta results declined significantly from prior year due to lower volumes, higher commodity costs, and increased provisions for trade spending. Increased pasta sauce profits from higher volumes were offset by higher consumer support programs to defend against new competitors in the premium sauce category. Operating results for cheese were comparable to prior year excluding the charge in third quarter 1994 to writeoff goodwill. Results for glue and salty snacks were down slightly compared to prior year.

Sales for Dairy decreased 16.5% for the quarter to $267.6 million from $320.3 million in 1994, primarily due to closure of several plants in late 1994 and 1995 as well as volume declines in fluid milk and other products.

Dairy's operating results for the quarter improved to income of $1.2 million from a loss of $15.7 million for 1994 due to reduced administrative and distribution costs which were offset by lower volume, as well as a $6.3 million reversal of unused restructuring reserves in September 1995. A significant portion of this cost savings relates to reduced depreciation and amortization expense as a result of the impairment loss recorded in December 1994.

Sales for Packaging and Industrial Products (PIP) increased 5.8% for the quarter to $550.9 million from $520.8 million in 1994, due to increases in substantially all of the businesses. Sales of decorative products increased due to the startup of a new mass merchandise account and improved export sales. Sales of packaging products improved primarily due to price increases resulting from efforts to recover higher raw material costs. Results for the adhesives and resins group continue to exceed 1994 results.

Operating income for PIP decreased 62.2% to $21.9 million from $57.8 million in 1994, primarily due to a charge of $20.0 million relating to anticipated losses on the disposal of a plant, as well as the $13.6 million of income recorded in September 1994 as a result of the reversal of unused restructuring reserves. Operating results for decorative products are down versus 1994 due to expenses related to the startup of a new mass merchandise account and to a decline in industrial and commercial products. Operating results for packaging products were flat compared to 1994. Operating results for the adhesives and resins group increased over 1994, which is a continuation of the strong performance demonstrated in earlier quarters.

NINE MONTHS ENDED SEPTEMBER 30, 1995 VERSUS NINE MONTHS ENDED
SEPTEMBER 30, 1994

Net sales from continuing operations for the nine months ended September 30, 1995 decreased 3.0% to $4.49 billion versus $4.63 billion in 1994. The Company reported a net loss applicable to common stock for the first nine months of 1995 of $62.6 million, or $0.33 per share after the effect of preferred dividends ($0.21 per share), compared to a net loss of $113.6 million, or $0.80 per share in 1994. The net loss of $62.6 million in 1995 is primarily due to the net pretax charges of $136.8 million ($87.2 million after tax) discussed in the Company's June 30, 1995 Form 10Q, as well as the charges which occurred in the third quarter of 1995 and are discussed with the results for the quarter. The 1995 tax benefit results from the expectation of the ability to offset current year expenses and operating losses against future taxable income. The net loss of $113.6 million for 1994 is primarily a result of the charges which occurred in the third quarter of 1994, and are discussed with the results for the quarter. The 1994 tax provision results from the non-deductibility of certain expenses incurred during the period from taxable income, partially offset by the expectation of the ability to offset operating losses against future taxable income.

The loss from continuing operations for the first nine months of 1995 was $98.5 million compared to a net loss of $78.3 million in 1994. Credits in income from discontinued operations of $8.8 million in 1995 and $23.4 million in 1994 reflect the reclassification of the net operating losses related to the businesses previously classified as discontinued.

Year to date sales for Consumer Packaged Products decreased 12.9% to $1.92 billion from $2.20 billion in 1994 primarily as a result of 1994 divestitures. Substantially all International Foods continuing operations reported increased sales versus 1994. Sales for Niche Grocery products were down significantly from 1994 primarily due to the reasons discussed for the quarter. North American Pasta Products reported mixed results, with the decline in pasta sales being partially offset by volume increases in pasta sauces. Sales for the cheese, glue and continuing salty snacks businesses improved slightly versus 1994. Year to date operating income for CPP of $2.3 million decreased 97.3% from 1994 income of $85.4 million. International Foods, Niche Grocery and North American Pasta all reported declines in year-to-date operating results due to the reasons discussed for the quarter. Operating results for cheese were favorable to prior year, excluding the charge in third quarter 1994 to write-off goodwill, due to higher volume and reduced manufacturing costs. Results for glue and salty snacks were down slightly compared to prior year.

Year to date sales for Dairy decreased 11.4% to $843.4 million from $952.0 million in 1994 as a result of the closure of several plants in late 1994, as well as volume declines in fluid milk and ice cream. Year to date operating results for Dairy improved 63.9% to a loss of $16.2 million from a loss of $44.9 million in 1994, due to improvements in controlling distribution and administrative costs, lower raw milk costs, and a $6.3 million reversal of unused restructuring reserves, partially offset by the $20.0 million charge for plant closings recorded in the second quarter of 1995. A significant portion of this cost savings relates to reduced depreciation and amortization expense as a result of the impairment loss recorded in December 1994.

Year to date sales for Packaging and Industrial Products increased 17.2% to $1.73 billion from $1.47 billion in 1994, due to increases in substantially all of the businesses. Year to date operating income increased 15.2% to $147.3 million from $127.9 million in 1994, primarily due to strong operating results in worldwide resins and income from the Borden Chemicals and Plastics Limited Partnership, partially offset by the $20.0 million accrual for loss on disposal of a plant and weak sales of decorative products.

REORGANIZATION PLAN

The Company is in the process of reorganizing its operating units into subsidiary form and expects the process to be completed in 1996.


LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities during the first nine months of 1995 was $33.5 million compared to $189.3 million for the first nine months of 1994. The decrease in cash flows used in operations is primarily a result of a reduction in the amount of receivables sold during 1994 of $140 million.

Cash expenditures for new facilities and improvements to existing facilities were $124.3 million in 1995 compared to $102.0 million in 1994.

Cash provided by the divestiture of businesses was $0.8 million in 1995 and $191.8 million in 1994. The 1995 proceeds include the sale of a dairy operation and 1994 divestitures consisted of the sales of the seafood, foodservice, jams and jellies, mashed potatoes, model kits, hobby paints, and various snack businesses.

Investing and financing flows reflect the capital contribution by the Shareholders of $994.7 million, the sale of the $282.1 million investment in RJR Holdings stock, and the resulting reduction of short and long-term debt by $618.1 million and of minority interest by $471.5 million. The Company currently obtains financing through a $1.2 billion credit facility, of which $850.1 million is currently available.

                                    PART II

Item 1:  LEGAL PROCEEDINGS

Other Legal Proceedings
-----------------------

A former shareholder sued the Company in Federal District Court in the Southern District of Florida (8/95) claiming violations of Securities laws by failing to timely announce the proposed acquisition of the Company by affiliates of Kohlberg Kravis Roberts & Co.

The Company was sued on November 1, 1995 in the United States District Court for the Southern District of New York by The Quaker Oats Company and one of its subsidiaries ("Quaker") in connection with the 1994 sale to Quaker of the Company's Brazilian pasta business for approximately $100 million. In this lawsuit, Quaker has alleged among other things, that the Company made misrepresentations and omissions to Quaker related to the amount of egg used as an ingredient by the Brazilian pasta business. Quaker has claimed that the Company's alleged actions and omissions constituted securities fraud, common law fraud, negligent misrepresentation and a breach of contract. Quaker is seeking rescission of its purchase as well as compensatory and punitive damages.

The Company intends to vigorously contest these matters.

There have been no material developments in the additional ongoing legal proceedings that are discussed in the Company's Forms 10-Q for the periods ended March 31, 1995 and June 30, 1995.

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

Item 6:  EXHIBITS AND REPORTS ON FORM 8-K

                 a.       Exhibits

                           (10)   Consulting Agreement dated August 21, 1995.

                           (27)   Financial Data Schedule





                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BORDEN, INC.


Date: November 13, 1995                 By /s/ William H. Carter
                                        ---------------------------------
                                        William H. Carter
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer and
                                        duly authorized signing officer)