Form 10-K405
period 1995-12-31
BORDEN INC
filed 1996-04-01
CIK 13239

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended:   DECEMBER 31, 1995   Commission file number:   1-71

                                  BORDEN, INC.

            New Jersey                                13-0511250
     -----------------------------          ------------------------------------
      (State of incorporation)              (I.R.S. Employer Identification No.)

 180 East Broad St., Columbus, OH  43215                614-225-4000
- ----------------------------------------         ------------------------
(Address of principal executive offices)      (Registrant's telephone number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

      Title of each class              Name of each exchange on which registered
      -------------------              -----------------------------------------
8 3/8% Sinking Fund Debentures                    New York Stock Exchange

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
                                                ---      ---

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in any amendment to this Form 10-K. /x/.

            Aggregate market value in thousands of the voting stock held by nonaffiliates of the Registrant based upon the average bid and asked prices of such stock on March 14, 1996: $0.

            Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on March 14, 1996: 198,974,994

                       DOCUMENTS INCORPORATED BY REFERENCE

              Document                               Incorporated
              --------                               ------------

                none                                     none

================================================================================
The Exhibit Index is located herein at sequential pages 61 through 65.

                                     PART I

Item 1. Business

The Company was incorporated on April 24, 1899. Borden is engaged primarily in manufacturing, processing, purchasing and distributing a broad range of products through the following segments: Food, Dairy, Chemical, Decorative Products, Other Consumer Products and businesses held for sale.

Corporate departments provide certain centralized services for all business units. The Company's executive and administrative offices are located in Columbus, Ohio. Production facilities are located throughout the United States and in many foreign countries.

In September 1994, the Company entered into a merger agreement providing for the acquisition of all of the Company's outstanding common stock by affiliates of Kohlberg Kravis Roberts & Co. ("KKR") in exchange for shares of RJR Nabisco Holdings Corp. ("RJR Holdings") common stock owned by affiliates of KKR. The acquisition was completed on March 14, 1995 following approval of the merger of an affiliate of KKR with and into the Company by shareholders of the Company at a special meeting held on that date. As a result of the merger on March 14, 1995, an affiliate of KKR owns 100% of the Company's outstanding common stock.

The food segment includes pasta and pasta sauces, processed cheese, non-dairy creamer, sweetened condensed milk, reconstituted lemon and lime juices, bouillon, confections, dehydrated soups and whole milk powder.

The dairy products segment includes homogenized milk, ice cream, sherbet, yogurt, cottage cheese, frozen novelties, low-fat dairy products, milk-based products for foodservice trade, and fruit drinks.

The chemical segment includes adhesives for the forest products industry, foundry and industrial resins, and UV curable coatings and specialty inks.

The decorative products segment includes residential wallcoverings, flexible vinyl films and sheeting and heat transfer paper.

The other consumer products segment includes bakery products, salty snacks and consumer adhesives.

See Note 17 to the Consolidated Financial Statements for further information concerning the Company's reorganization of its business units.

Domestic products for the food and the dairy segments are marketed primarily through food brokers and distributors, and to a lesser extent, directly to wholesalers, retail stores, foodservice businesses, food processors, institutions and governmental agencies. Domestic products for the other segments are sold throughout the United States to industrial users and, in the case of consumer products, by in-house and independent sales forces to distributors, wholesalers, jobbers and retailers. To the extent practicable, international distribution techniques parallel those used in the United States. However, raw materials, production considerations, pricing competition, government policy toward industry and foreign investment, and other factors may vary substantially from country to country for both industry segments.

The Company's businesses in all industry segments must deal with intense competition on local and national levels, both in the United States and in foreign markets. Total advertising and promotion expense in support of Borden products was $655.2 million in 1995, $666.6 million in 1994 and $735.5 million in 1993, with the decreases between years resulting from divestitures.

The primary raw materials used by the businesses of the food segment are flour, tomato products, milk and cheese. The primary raw material used by the dairy segment is raw milk. The primary raw materials used by the chemical segment are polyvinyl chloride resins, methanol, phenol and formaldehyde. The primary raw materials used by the decorative products segment are various commodity chemicals. The primary raw materials used by the other consumer products segment are flour, sugar, potatoes and methanol. Raw materials are generally available from numerous sources in sufficient quantities but are subject to price fluctuations which cannot always be passed on to the Company's customers. Long-term purchase agreements are used in certain circumstances to assure availability of adequate raw material supplies at guaranteed prices.

The Company owns various patents, trademark registrations and patent and trademark applications around the world that are held for use or are currently used in the Company's operations. A majority of the patents relate to the development of new products and processes for manufacturing and use thereof and will expire at various times between 1996 and 2005. No individual patent or trademark is considered to be material to the Company.

Research and development expenditures were $34.0 million in 1995, $27.0 million in 1994 and $31.9 million in 1993. The development and marketing of new products are carried out at the division level and integrated with quality controls for existing product lines.

Working capital for all segments is generally funded through operations or short-term borrowings.

Segment operating income (loss) is total revenue less operating expenses. In computing segment operating income (loss), none of the following items has been deducted from revenue: other income and expense, interest expense and income taxes. Identifiable assets by segment are those assets that are used in the segment's continuing operations. Corporate assets consist primarily of cash and equivalents, investments, prepaid expenses, fixed assets and deferred taxes.

At December 31, 1995, the Company had approximately 27,500 employees. The Company believes that its relationships with its union and non-union employees are generally good.

INFORMATION ABOUT THE COMPANY'S OPERATIONS
BY INDUSTRY SEGMENT AND OTHER
(Dollars in millions)

                                                      1995         1994(1)      1993(1)
                                                    --------     --------     --------
Sales to Unaffiliated Customers:
      Food                                          $1,836.2     $1,820.9     $1,845.0
      Dairy                                            818.9        875.1        800.3
      Chemical                                       1,139.5        995.2        835.8
      Decorative Products                              354.1        314.9        300.5
      Other Consumer Products                          757.0        713.4        716.0
Businesses held for sale                             1,038.3      1,541.9      1,728.6
                                                    --------     --------     --------
                                                    $5,944.0     $6,261.4     $6,226.2
                                                    ========     ========     ========

Segment Operating Income (Loss):
      Food                                          $  (62.7)    $   61.0     $   93.6
      Dairy                                             23.7       (168.2)       (19.0)
      Chemical                                         140.2        125.8         96.4
      Decorative Products                               23.2         29.4         29.6
      Other Consumer Products                            6.5         39.5         34.8
Businesses held for sale                              (220.6)      (212.4)       (90.2)
Corporate                                             (154.1)       (65.8)      (147.4)
                                                    --------     --------     --------
                                                      (243.8)      (190.7)        (2.2)
Other (Expense) Income                                 (34.3)      (179.2)        (5.4)
Interest Expense                                      (140.2)      (143.4)      (139.9)
                                                    --------     --------     --------
Loss before Income Taxes,
          Cumulative Effect of Accounting Change
          and Discontinued Operations               $ (418.3)    $ (513.3)    $ (147.5)
                                                    ========     ========     ========

Identifiable Assets at Year End:
      Food                                          $1,151.9     $1,201.2     $1,243.7
      Dairy                                            286.6        222.3        322.0
      Chemical                                         565.0        471.2        379.2
      Decorative Products                              226.4        216.5        200.7
      Other Consumer Products                          368.5        341.3        291.9
Businesses held for sale                               687.6        738.0      1,317.5
                                                    --------     --------     --------
                                                     3,286.0      3,190.5      3,755.0
Discontinued Operations                                               7.7         65.1
Corporate Assets                                       501.5        806.2        363.9
                                                    --------     --------     --------
                                                    $3,787.5     $4,004.4     $4,184.0
                                                    ========     ========     ========

Depreciation and Amortization Expense:
      Food                                          $   48.7     $   45.5     $   45.0
      Dairy                                             14.2         29.2         29.4
      Chemical                                          19.0         16.9         15.4
      Decorative Products                                6.0          5.5          5.5
      Other Consumer Products                           32.6         28.8         28.3
Businesses held for sale                                29.8         61.2         88.7
Corporate                                                6.3          6.2         11.7
                                                    --------     --------     --------
                                                    $  156.6     $  193.3     $  224.0
                                                    ========     ========     ========

INFORMATION ABOUT THE COMPANY'S OPERATIONS
BY INDUSTRY SEGMENT AND OTHER
(Dollars in millions; continued)

                                                      1995        1994(1)      1993(1)
                                                    --------     --------     --------
Capital Expenditures:
      Food                                          $   32.6     $   30.4     $   29.4
      Dairy                                             13.8         18.2         16.0
      Chemical                                          59.7         35.3         26.3
      Decorative Products                                6.4          4.0          5.5
      Other Consumer Products                           34.7         24.6         22.3
Businesses held for sale                                35.6         23.2         61.9
Corporate                                               19.7         14.7         15.6
                                                    --------     --------     --------
                                                    $  202.5     $  150.4     $  177.0
                                                    ========     ========     ========

Unusual or Infrequently Occurring Items Included
      in Segment Operating Income (Loss):(2)
      Food                                          $  (39.6)    $  (23.4)
      Dairy                                                        (167.5)
      Chemical                                           1.6          4.8
      Decorative Products                                0.1         (0.1)
      Other Consumer Products                                         1.8
Businesses held for sale                              (207.4)       (76.5)       (23.6)
Corporate                                              (25.1)        12.4        (76.5)
                                                    --------     --------     --------
                                                    $ (270.4)    $ (248.5)    $ (100.1)
                                                    ========     ========     ========


Geographic Information:

Net Sales:
      United States                                 $3,824.3     $4,270.0     $4,283.9
      Europe                                         1,200.6        968.3        971.6
      Other                                            919.1      1,023.1        970.7
                                                    --------     --------     --------
                                                    $5,944.0     $6,261.4     $6,226.2
                                                    ========     ========     ========

Operating (Loss) Income:
      United States                                 $ (275.9)    $ (410.6)    $ (131.1)
      Europe                                            23.8         64.6         87.2
      Other                                              8.3        155.3         41.7
                                                    --------     --------     --------
                                                    $ (243.8)    $ (190.7)    $   (2.2)
                                                    ========     ========     ========

INFORMATION ABOUT THE COMPANY'S OPERATIONS
BY INDUSTRY SEGMENT AND OTHER
(Dollars in millions; continued)

                                                      1995        1994(1)      1993(1)
                                                    --------     --------     --------
Identifiable Assets:
   United States                                    $2,201.1     $2,469.8     $2,493.4
   Europe                                              921.5        849.9        786.8
   Other                                               664.9        677.0        838.7
Discontinued operations                                               7.7         65.1
                                                    --------     --------     --------
                                                    $3,787.5     $4,004.4     $4,184.0
                                                    ========     ========     ========


Unusual or Infrequently Occurring Items
Included in Segment Operating (Loss) Income:(2)
      United States                                 $ (180.0)    $ (324.6)    $  (98.6)
      Europe                                           (32.7)        11.5         14.8
      Other                                            (57.7)        64.6        (16.3)
                                                    --------     --------     --------
                                                    $ (270.4)    $ (248.5)    $ (100.1)
                                                    ========     ========     ========

- --------------------------------------------------------------------------------

(1) Prior year amounts have been reclassified to conform to 1995 presentation.

(2) See Management's Discussion and Analysis for discussion of "Unusual or Infrequently Occurring Items Included in Segment Operating Income (Loss).


Item 2. Properties

As of December 31, 1995 the Company operated 16 domestic food manufacturing and processing facilities in 13 states and Puerto Rico. The most significant of these facilities are an Illinois plant producing caramel corn, bouillon and dehydrated soup; and the Arizona, Massachusetts, Michigan, Minnesota, and Missouri pasta plants. In addition, the Company operated 23 foreign food manufacturing and processing facilities located principally in Canada, Latin America and Western Europe.

As of December 31, 1995 the Company operated a domestic flexible vinyl and sheeting production facility in Massachusetts and operated 6 foreign residential wallcoverings and heat transfer paper production facilities located principally in Canada and England.

As of December 31, 1995 the Company operated 30 domestic dairy facilities in 12 states. The most significant of these facilities are the milk processing facilities in Texas, and the milk and cultured products facilities in Utah and Hawaii.

As of December 31, 1995 the Company operated 28 domestic resin production and manufacturing facilities in 16 states, the most significant being the forest products adhesive plants in Oregon and North Carolina and a specialty resins plant in Kentucky. In addition, the Company operated 25 foreign resin production and manufacturing facilities primarily in Canada, South America and the Far East.

As of December 31, 1995 the Company operated 6 other domestic facilities and 19 other foreign facilities which included a production and manufacturing facility for household, school and consumer glues in New York, 5 domestic salty snacks production facilities and 19 foreign baked goods manufacturing facilities located primarily in Germany.

As of December 31, 1995 the Company operated 32 manufacturing and processing facilities included in assets held for sale. The operations include 4 domestic decorative products manufacturing facilities in 4 states and a foreign decorative products manufacturing facility located in Europe. In addition, the Company operated 5 domestic plastic packaging processing facilities and 22 foreign plastic packaging processing facilities located principally in Canada, the Far East and Western Europe.

While many of the Company's manufacturing and processing facilities are well maintained and effectively utilized, the Company substantially increased capital spending during 1995 for new facilities and improvements to existing facilities. See Management's Discussion and Analysis - Liquidity and Capital Resources. Substantially all facilities are owned by the Company.

Borden is actively engaged in complying with environmental protection laws, as well as various Federal and state statutes and regulations relating to manufacturing, processing and distributing its many products. In this connection, the Company incurred capital expenditures of $11.4 million in 1995, $7.1 million in 1994 and $4.3 million in 1993. The Company estimates that it will spend $11.2 million for environmental control facilities during 1996.

Item 3. Legal Proceedings

Environmental Proceedings

The Company has been notified that it is or may be a potentially responsible party with respect to the cleanup of certain waste sites (currently approximately 56 in number) in proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state environmental laws. While the Company cannot predict with certainty the total cost of such cleanup, the Company's ultimate liability will depend on many factors including its volumetric share of waste, the financial viability of other responsible parties, the remediation methods and technology used, the amount of time necessary to accomplish remediation, and the availability of insurance coverage. The Company has recorded liabilities for environmental remediation costs for these and other sites in amounts which it believes are probable and reasonably estimable. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may exceed current reserves by amounts that may prove insignificant or by amounts, in the aggregate, up to approximately $40 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Company among the range of reasonably possible outcomes were used. In estimating both its current reserves for environmental remediation and the possible range of additional costs, the Company has not assumed that it will bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, based generally on the parties' probable contribution on a per site basis. No attempt has been made to discount the estimated amounts to net present value, and no amounts have been recorded for potential recoveries from insurance carriers.

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

A notice of violation issued by the Puerto Rican sewer and water authority (July
1994) alleging violations of wastewater regulations by an ice cream plant in Mantecados Nevada, Puerto Rico was settled in December 1995 by payment of a civil fine in the amount of $21,000.

Borden Chemicals and Plastics Limited Partnership

In 1987, the Company's basic chemical and PVC resin businesses located at Geismar, Louisiana and Illiopolis, Illinois were acquired by the Borden Chemicals and Plastics Limited Partnership ("BCP"). Under an Environmental Indemnity Agreement ("EIA"), the Company has agreed, subject to certain conditions and limitations, to indemnify BCP from certain environmental liabilities arising from facts or circumstances that existed and requirements in effect prior to November 30, 1987, and share on an equitable basis those arising from facts or circumstances existing and requirements in effect both prior to and after such date. No claim can be made by BCP under the EIA after November 30, 2002 and no claim can, with certain exceptions, be made with respect to the first $500,000 of liabilities which Borden would otherwise be responsible for thereunder in any year, but such excluded amounts may not exceed $3.5 million in the aggregate. Excluded amounts under the EIA have aggregated approximately $3.0 million through December 31, 1995. Accordingly, certain BCP legal proceedings are discussed below.

In 1985 the Louisiana Department of Environmental Quality ("LDEQ") and the Company entered into a Settlement Agreement that called for the implementation of a long-term groundwater and soil remediation program at the Geismar complex to address contaminants. Borden and BCP have implemented the Settlement Agreement, and have worked in cooperation with the LDEQ to remediate the groundwater and soil contamination. The Settlement Agreement contemplated, among other things, that the Company would install a series of groundwater monitoring and recovery wells, and recovery trench systems. BCP is addressing issues raised by the LDEQ concerning whether the extent of the groundwater contamination has been identified. The Company has paid substantially all of the costs to date of the Settlement Agreement with LDEQ. It is unknown how long the remediation program will continue or whether the LDEQ will require BCP to incur costs to take further remedial measures in response to data generated by the planned additional testing. If the LDEQ requires BCP to take further remedial measures, a portion of such costs may be covered under the EIA.

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

On October 27, 1994, the U.S. Department of Justice ("DOJ") acting on behalf of the EPA, filed an action against BCP and its General Partner, BCP Management, Inc., a wholly owned subsidiary of the Company, in U.S. District Court for the Middle District of Louisiana. The complaint seeks civil penalties for alleged violations of the Resource Conservation and Recovery Act ("RCRA"), CERCLA and the Clean Air Act as well as corrective action, at the Geismar facility. Prior to the filing of the complaint, BCP and the DOJ had engaged in settlement discussions and BCP expects that such discussion will continue. BCP plans to vigorously defend against all the allegations. If unsuccessful, BCP could be subject to penalties, costs for corrective action and costs needed to obtain a RCRA permit.

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

Other Legal Proceedings

The States of Ohio and Louisiana have suits pending against the Company (8/93 and 10/94) alleging antitrust violations in connection with the sale of milk to schools in certain of their school districts. Similar allegations by the State of West Virginia were settled in June 1995 by payment of $70,000. Federal Grand Jury investigations in Ohio (2/93) and the Plains States (9/93) are dormant. Private antitrust suits alleging price fixing of wholesale/retail accounts are pending in Florida (7/93) and Virginia (9/93).

In December 1994, the Company agreed to a proposed settlement of twelve putative class actions that were filed by purported Company shareholders in the New Jersey and Ohio state courts against the Company, members of the Board and, in two of the cases, Kohlberg Kravis Roberts & Co.("KKR"). These actions alleged among other things, that the Company was being sold at too low a price, and that the Company's directors breached their fiduciary duties by failing to "auction" the Company and by "locking up" a transaction that was not in the best interests of shareholders. KKR was alleged to have aided and abetted these breaches of fiduciary duty. The complaints sought preliminary and permanent relief, including a preliminary injunction, damages in an unspecified amount and attorneys' fees. In connection with the proposed settlement, the defendants agreed to take certain actions under the Agreement and Plan of Merger and Conditional Purchase/Stock Option Agreement both between the Company and KKR, and both dated as of September 23, 1994 as amended, agreed to publish certain information in an Offering Circular supplement, agreed to cause the

Company's Board of Directors to include up to two independent directors until such time as the Merger is completed, and agreed to arrange a meeting between plaintiffs' counsel and the Company's investment bankers. The proposed settlement will be presented to the courts for approval in April 1996.

A former shareholder has sued the Company in Federal District Court in the Southern District of Florida (8/95) claiming violations of Securities laws by failing to timely announce the proposed acquisition of the Company by affiliates of Kohlberg Kravis Roberts & Co.

The Company and its former Directors were sued in Federal District Court in New York (December 1993) for alleged violations of the Securities Exchange Act of 1934 in connection with certain 1993 financial projections. A Motion to Dismiss filed by the defendants was granted by the Judge Magistrate. This order must be approved by the District Court.

On July 19, 1995, a Fresno, California jury returned a verdict against Borden for approximately $11.5 million for wrongful termination of a tomato packing agreement. In granting the award for lost profits to Helm Tomatoes, Inc., a Fresno based agribusiness, the jury found that while Borden had a legal right to terminate the agreement, it was estopped from doing so by an oral representation made by a former Borden employee. Borden intends to pursue avenues to set aside the jury verdict.

The Company was sued on November 1, 1995 in the United States District Court for the Southern District of New York by the Quaker Oats Company and one of its subsidiaries ("Quaker") in connection with the 1994 sale to Quaker of the Company's Brazilian pasta business. The lawsuit alleges, among other things, that the Company made misrepresentations and omissions to Quaker constituting securities fraud, common law fraud, negligent misrepresentation and a breach of contract. Quaker is seeking rescission of its purchase as well as damages.

The Internal Revenue Service has proposed adjustments to the utilization of certain capital losses in the Company's tax returns for the period 1989 to 1993. The Company filed a Petition for Readjustment in the U.S. Tax Court in July 1995.

The Company is involved in other litigation throughout the United States which is considered to be in the ordinary course of the Company's business.

The Company believes, based upon the information it presently possesses, and taking into account its established reserves for estimated liability and its insurance coverage, that the ultimate outcome of the foregoing environmental and legal proceedings and actions is unlikely to have a materially adverse effect on the Company's financial position or operating results.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of 1995 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II


Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

Prior to the merger on March 14, 1995, the Company's common stock, par value $.625 per share, was traded on the New York Stock Exchange and exchanges in Tokyo, Japan; and Basel, Geneva, Lausanne and Zurich, Switzerland. As a result of such merger, all such common stock was cancelled and retired and has been de-listed from trading on such exchanges. Following the merger, the Company's authorized common stock consists of 300,000,000 shares with a par value of $0.01 per share, 198,974,994 of which are issued and outstanding and held by an affiliate of KKR. No shares of such common stock trade on any exchange.

The high and low stock price and dividend payments by quarter for the last two fiscal years is presented in Footnote 18 on page 47.

The high and low sales prices of the Company's common stock, par value $.625 per share, on the last trading day for such stock on the New York Stock Exchange, March 14, 1995, were $13.50 and $13.25, respectively. The closing sale price on such date was $13.25 per share.

Item 6. Selected Financial Data

        Following is the five year selected financial data for the years 1991 through 1995.

- --------------------------------------------------------------------------------

Five Year Selected Financial Data
(All dollar and share amounts in millions--except per share data)

              FOR THE YEARS                 1995            1994          1993           1992         1991
- -------------------------------------------------------------------------------------------------------------
SUMMARY OF EARNINGS
Net sales                                $  5,944.0     $  6,261.4    $  6,226.2     $  6,661.6    $  6,755.6
(Loss) income from
         continuing operations               (442.5)        (566.2)        (97.0)         (95.5)        300.5
(Loss) income applicable to
         common stock                        (424.9)        (597.7)       (630.7)        (364.4)        294.9

- -------------------------------------------------------------------------------------------------------------

(Loss) income per common share
         from continuing operations      $    (2.30)    $    (3.94)   $    (0.69)    $    (0.67)   $     2.04
(Loss) income per
         common share                         (2.21)         (4.16)        (4.47)         (2.54)         2.00
- -------------------------------------------------------------------------------------------------------------
Dividends:
         Common share                                   $    0.252    $     0.90     $    1.185    $     1.12
         Preferred series A share        $    2.392
         Preferred series B share                             1.32          1.32           1.32          1.32
- -------------------------------------------------------------------------------------------------------------
Average number of common shares
         outstanding during the year          192.3          143.7         141.0          143.4         147.6
- -------------------------------------------------------------------------------------------------------------
FINANCIAL STATISTICS
Capital expenditures                     $    202.5     $    150.4    $    177.0     $    286.2    $    376.0
Inventories                                   520.3          536.7         527.5          641.1         655.4
Property, plant and equipment, net          1,158.9        1,188.5       1,527.3        1,788.1       1,903.7
Depreciation and amortization                 156.6          193.3         224.0          227.6         216.9
Total assets                                3,787.5        4,004.4       4,184.0        5,246.0       5,461.3
Current assets                              1,521.2        1,686.6       1,304.0        1,927.5       1,921.2
Current liabilities                         1,581.1        1,710.3       1,685.9        1,807.8       1,413.7
Working capital (deficiency)                  (59.9)         (23.7)       (381.9)         119.7         507.5
Current ratio                                 1.0:1          1.0:1         0.8:1          1.1:1         1.4:1
Long-term debt                           $  1,211.8     $  1,379.0    $  1,240.8     $  1,329.9    $  1,345.8
Shareholders' equity (deficiency)             468.5          (91.6)        243.4        1,126.3       1,974.5
Liquidating value of preferred stock:
         Series A                            (614.4)
         Series B                                             (0.2)         (0.2)          (0.2)         (0.2)
Equity per common share
         at year end                          (0.73)         (0.54)         1.72           8.01         13.39
Return on average shareholders'
         equity                                   *              *             *              *          15.6%
- -------------------------------------------------------------------------------------------------------------

              FOR THE YEARS                  1995           1994          1993          1992          1991
- --------------------------------------------------------------------------------------------------------------------
Shareholder Data
Outstanding common shares
         at year end                          199.0         169.9            141.4            140.6            147.5
- --------------------------------------------------------------------------------------------------------------------
Market price of common stock:
         At year end                             **       $12 1/4              $17          $28 5/8          $32 5/8
         Range during year               $13 5/8-12     18 3/8-11    29 1/8-14 3/8    34 7/8-26 1/4    38 3/4-27 1/2
- --------------------------------------------------------------------------------------------------------------------
Number of common shareholders                     1        20,889           40,927           38,953           39,234
- --------------------------------------------------------------------------------------------------------------------
EMPLOYEE DATA
Payroll                                      $995.8      $1,072.7         $1,116.4         $1,123.8         $1,133.6
Average number of employees                  29,000        35,000           39,500           41,900           44,400
- --------------------------------------------------------------------------------------------------------------------

*Not meaningful because of net loss.
**Common stock is not publicly traded.  See Item 5.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company desires to take advantage of the new "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.

Except for historical information contained herein, the matters discussed in this annual report contain forward-looking statements which involve risks and uncertainties including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices and other factors discussed in the Company's filings with the Securities and Exchange Commission.

Readers should carefully consider the factors discussed herein, that in some cases have caused, and in the future could cause, the Company's actual results of operations to differ materially from those expressed in any forward-looking statement made by, or on behalf of the Company.

As a result of the merger of the Company with affiliates of KKR which was completed on March 14, 1995, a number of significant changes were made to the Company's financial condition and operating structure.

During the period December 1994 through March 1995, affiliates of KKR contributed 231,047,229 shares of RJR Holdings to the Company in exchange for common and preferred shares of the Company. On February 15, 1995 and March 21, 1995 the Company sold all of the RJR Holdings shares for aggregate net proceeds of $1,276.8 million; the sales resulted in a pretax loss of $22 million. The net proceeds were used by the Company to reduce borrowings under its $2.0 billion bank credit line and to reduce the limited partner interest in the TMI Associates, L.P. partnership. A portion of this debt repayment permanently reduced the bank credit line.

The Company is in the process of reorganizing into the following business units:

Borden Foods ("BFC") will be comprised of Borden Italian Foods, which includes all North American pasta and sauce products; Signature Flavors, which includes the CrackerJack, ReaLemon, bouillon and dry soup businesses and other domestic niche grocery products; FunCheese, which includes the cheese business; and International Foods which includes the foreign whole milk powder, grocery and pasta businesses.

Borden/Meadow Gold Dairies ("BMG Dairies") sells fluid milk, frozen desserts and cultured products through dairies located primarily in the western United States.

Wilhelm Weber, GmbH ("Bakeries") will be comprised of the industrial and commercial bakery businesses located primarily in Germany.

Wise Foods ("Wise") will be comprised of the Wise and Moore's salty snacks businesses located primarily in the eastern United States.

Elmer's Products ("Elmer's") will be comprised of the consumer adhesives operations located in the United States and Canada.

Borden Decorative Products ("Decorative Products") will be comprised of the residential wallcoverings, flexible vinyl films and sheeting, and heat transfer paper businesses located in North America and the United Kingdom.

Borden Chemical ("Chemical") will be comprised of the worldwide adhesives and resins, coatings and special inks and formaldehyde businesses.

The remaining businesses consist of the packaging and plastic films businesses and several other operations which management intends for divestiture.

During 1995, management decided to retain the remaining two businesses classified as discontinued operations at the end of 1994, and the reserve for estimated loss on disposal for these businesses was reversed, resulting in net of tax income of $67.6 million in disposal of discontinued operations for 1995. The results of these operations have been reclassified into continuing operations for all periods presented, with an offsetting net of tax amount in income (loss) from discontinued operations.

See Note 17 to the Consolidated Financial Statements for further information concerning the Company's reorganization of its business units.

Net sales in 1995 decreased 5.1% to $5.944 billion from $6.261 billion in 1994, primarily due to divestitures. Net sales in 1994 increased slightly from 1993 sales of $6.226 billion.

The Company reported a significant loss in 1995. The net loss from continuing operations was $442.5 million in 1995, $566.2 million in 1994 and $97.0 million in 1993. These amounts include losses of $8.8 million ($14.5 million before tax) in 1995, $27.2 million ($43.9 million before tax) in 1994 and $40.1 million ($63.4 million before tax) in 1993 relating to the reclassification of the results of the two operations previously classified as discontinued operations (see Note 2 to the Consolidated Financial Statements).

The operating loss for 1995 was $243.8 million compared to a loss of $190.7 million in 1994 and a loss of $2.2 million in 1993. Results for the three years were impacted by numerous unusual or non-recurring charges, as shown in the following table.

PRETAX CHARGES TO INCOME
       (Dollars in millions)                          1995         1994          1993
- --------------------------------------------------------------------------------------

Included in Operating Loss:
Loss (gain) on disposal of businesses
   and plant closings                               $  245.1     $  (59.3)    $  (14.8)
Asset impairment                                         8.2        292.7
Business reorganization                                 27.9
Restructuring reversal                                 (10.8)       (49.3)
Restructuring                                                        64.4        114.9
                                                    --------     --------     --------
                                                       270.4        248.5        100.1
                                                    --------     --------     --------

Included in Other Expense (Income):
Merger and other expenses                                4.1         96.5
Unrealized loss on interest rate swap                   35.9
Loss on sale of RJR shares                              22.0
Fees on terminated or renegotiated
     debt agreements                                                 64.0
                                                    --------     --------     --------
                                                        62.0        160.5          0.0
                                                    --------     --------     --------
      Total to continuing operations                   332.4        409.0        100.1
                                                    --------     --------     --------
Loss on disposal                                       (98.3)       104.5        637.4
Reversal of prior restructuring                                      (9.8)
                                                    --------     --------     --------
      Total discontinued operations                    (98.3)        94.7        637.4
                                                    --------     --------     --------
      Total pretax charges to income                $  234.1     $  503.7     $  737.5
                                                    ========     ========     ========

- --------------------------------------------------------------------------------

The 1995 loss on disposal of businesses of $245.1 million includes accrued losses for the divestiture of the packaging and plastic films businesses, seven dairy plants, certain industrial wallcovering operations and the closure/sale of two food plants, and an additional charge relating to the 1994 sale of an international business. A substantial portion of this amount is for non-cash charges relating to the excess of net book values over expected proceeds. The sale or shutdown of six of the dairies and one wallcovering facility was completed during 1995; the other disposals are expected to be completed during 1996. See Note 2 to the Consolidated Financial Statements for additional information on divestitures.

In 1994 the Company recorded a net pretax gain of $59.3 million from the sale of two international businesses, and one domestic business which were not part of the discontinued operations plan of 1993. 1993 results include a $14.8 million gain from the sale of a European packaging operation.

Impairment writedowns of goodwill, plant and equipment of $8.2 million for BFC in 1995 and $152.8 million for BMG Dairies, $111.0 million for dairy facilities held for sale and $28.9 million for BFC in 1994 were recorded due to ongoing and projected operating losses reported by these businesses which indicated that the carrying values of such assets were not expected to be recovered by their future cash flows. Consistent with the Company's accounting policy, future cash flows were measured at the business unit level which is the level at which the business is managed. Future cash flows were based on forecasted trends for individual operations and assumed capital spending in line with expected requirements.

The 1995 restructuring reversal of $10.8 million represents excess reserves for completed restructuring programs. The 1994 restructuring charges of $64.4 million included $13.0 million for administrative headcount reductions, and $51.4 million for dairy and pasta plant closings, partly offset by a credit of $49.3 million for reversal of prior restructuring charges. In addition, $9.8 million of restructuring charges reversed in 1994 related to discontinued operations and partially offsets the 1994 charge to loss on disposal. Management reviewed the prior restructuring programs in light of events that occurred during 1994 and determined that a portion of the reserves for these programs would not be utilized. The 1993 restructuring charges of $114.9 million were related to the restructuring of corporate, reorganization of the Dairy division and divesting the far east dairy business; substantially all of these projects have been completed.

RESULTS OF OPERATIONS BY BUSINESS UNIT:

Following is a three year comparison of sales and operating (loss) income by business unit:

(Dollars in millions)         1995               1994(1)             1993(1)
- -----------------------------------------------------------------------------------

Sales
BFC                         $1,836.2     31%    $1,820.9     29%    $1,845.0     30%
BMG Dairies                    818.9     14%       875.1     14%       800.3     13%
Bakeries                       397.9      7%       352.5      6%       344.2      6%
Wise                           282.1      5%       285.5      5%       294.3      5%
Elmer's                         77.0      1%        75.4      1%        77.5      1%
Decorative Products            354.1      6%       314.9      5%       300.5      5%
Chemical                     1,139.5     19%       995.2     16%       835.8     13%
Businesses held for sale     1,038.3     17%     1,541.9     24%     1,728.6     27%
                            --------    ---     --------    ---     --------    ---
      Total                 $5,944.0    100%    $6,261.4    100%    $6,226.2    100%

(Dollars in millions)                                 1995         1994(1)      1993(1)
- ---------------------------------------------------------------------------------------

Operating (Loss) Income
BFC                                                 $  (62.7)    $   61.0     $   93.6
BMG Dairies                                             23.7       (168.2)       (19.0)
Bakeries                                                 8.8         17.6         20.2
Wise                                                   (13.1)        10.6         (0.4)
Elmer's                                                 10.8         11.3         15.0
Decorative Products                                     23.2         29.4         29.6
Chemical                                               140.2        125.8         96.4
Businesses held for sale                              (220.6)      (212.4)       (90.2)
Corporate                                             (154.1)       (65.8)      (147.4)
                                                    --------     --------     --------
      Total                                           (243.8)      (190.7)        (2.2)
Other Expenses and Income Taxes                       (198.7)      (375.5)       (94.8)
                                                    --------     --------     --------

                                                    $ (442.5)    $ (566.2)    $  (97.0)
                                                    ========     ========     ========

(1) Prior year amounts have been reclassified to conform to 1995 presentation. See Note 1 to the Consolidated Financial Statements.

- --------------------------------------------------------------------------------

The allocation of unusual or infrequently occurring pretax charges included in operating income by business unit was as follows:

(Dollars in millions)                                  1995        1994         1993
- --------------------------------------------------------------------------------------

BFC                                                 $   39.6     $   23.4
BMG Dairies                                                         167.5
Bakeries                                                             (1.8)
Decorative Products                                     (0.1)         0.1
Chemical                                                (1.6)        (4.8)
Businesses held for sale                               207.4         76.5     $   23.6
                                                    --------     --------     --------
                                                       245.3        260.9         23.6
Corporate                                               25.1        (12.4)        76.5
                                                    --------     --------     --------
                                                    $  270.4     $  248.5     $  100.1
                                                    ========     ========     ========


BFC

1995 sales for BFC of $1.836 billion increased slightly compared with 1994 sales of $1.821 billion, primarily resulting from lower sales in Italian Foods and Signature Flavors which were offset by increased sales for the FunCheese unit and whole milk powder in Colombia. Sales for Italian Foods declined due to lower volumes resulting from extremely competitive conditions. Signature Flavors' decline was primarily related to lower sales of reconstituted lemon juice. Sales for FunCheese increased due to higher sales volumes of single wrapped cheese slices and substitute cheese products. Sales of whole milk powder in Colombia increased due to strong volumes and the introduction of a new product.

BFC reported an operating loss for 1995 of $62.7 million versus income of $61.0 million for 1994 due to weak results in Italian Foods, Signature Flavors and International whole milk powder exports partially offset by favorable results for FunCheese. Italian Foods' results were impacted severely by high semolina costs and strong competition, resulting in higher promotional costs. Signature Flavors experienced declines in operating results for substantially all product lines. The most significant declines occurred in ReaLemon, boullion and dry soups and condensed milk, all of which was a reflection of overall volume declines industry-wide, private label competition and changes in merchandising strategy. The decline in the whole milk powder export business relates primarily to a change in distributors in the Far East which disrupted sales volumes and increased competition in the Far East. Results for FunCheese improved due to reduced production and distribution costs. 1995 results were also impacted by a $32.1 million charge for two plant sale/consolidations and a charge for goodwill impairment of $8.2 million.

BFC's 1994 sales of $1.821 billion decreased 1.3% from $1.845 billion in 1993 as a result of declines in Signature Flavors as well as lesser declines for other businesses. The decline in Signature Flavors was primarily due to decreases in boullion and dry soups. Declines in sales volumes for pasta were nearly offset by increases in sauces, primarily due to the success of Classico sauces. Declines in sales volumes for whole milk powder in Colombia relating to a 20% price increase were only partially offset by sales increases elsewhere.

Operating income for BFC in 1994 declined 34.8% to $61.0 million from $93.6 million in 1993 due primarily to weak results for Italian Foods and Signature Flavors, as well as declines in most other businesses. Pasta results declined primarily due to a restructuring charge for a plant shutdown, increased trade promotion and lower sales volumes and higher costs. Signature Flavors decline in operating income resulted primarily from weak results for CrackerJack and lower sales volumes for dry soups and boullion. FunCheese results declined due to a $28.9 million writedown of goodwill, which was partially offset by improved operating results. International results were down primarily due to weak results for whole milk powder in Colombia due to lower volumes resulting from the 1994 price increase.

BMG Dairies

BMG Dairies' sales of $818.9 million decreased 6.4% in 1995 from $875.1 million in 1994 primarily as a result of volume reductions in Oklahoma and Texas. Operating results improved to income of $23.7 million versus a loss of $168.2 million in 1994, primarily due to the 1994 charges of $152.8 million to write down impaired assets and $14.7 million for restructuring. Excluding these charges operating results improved as a result of reduced depreciation expense resulting from the 1994 impairment writedown.

BMG Dairies' 1994 sales increased 9.3% in 1994 to $875.1 million from $800.3 million in 1993 primarily due to a new supply agreement, increased private label volume and increased selling prices. The business unit reported an operating loss of $168.2 million in 1994 versus a loss of $19.0 million in 1993, primarily due to the charges previously mentioned.

Bakeries

Bakeries' sales for 1995 increased 12.9% to $397.9 million from $352.5 million in 1994 primarily due to favorable foreign currency translation effects during 1995 which increased sales and income reported in U.S. Dollars by 13% and 12%, respectively. Operating income declined 50.0% in 1995 to $8.8 million from $17.6 million reflecting the impact of the competitive conditions in the industrial marketplace.

1994 sales for Bakeries increased 2.4% to $352.5 million from $344.2 million in 1993. Operating income declined 12.9% in 1994 to $17.6 million from $20.2 million in 1993 due to strong competition for the industrial market. The effect of foreign currency translation on 1994 results versus 1993 was not material.

Wise

Wise's sales for 1995 were $282.1 million versus $285.5 million for 1994, with the 1.2% decrease resulting primarily from the impact of competitive promotions. The operating loss for 1995 of $13.1 million versus income of $10.6 million for 1994 resulted primarily from increased promotional costs and increased costs in packaging and raw materials.

1994 sales for Wise of $285.5 million decreased 3.0% from 1993 sales of $294.3 million, primarily due to decreased volumes. Operating results for 1994 of $10.6 million improved from the $0.4 million loss reported in 1993 as a result of lower raw material costs, decreased levels of promotional spending and lower overhead costs resulting from headcount reductions.

Elmer's

1995 sales for Elmer's increased 2.1% to $77.0 million from $75.4 million in 1994 primarily due to an overall price increase of approximately 5% during 1995. Operating results for 1995 decreased 4.4% to $10.8 million versus $11.3 million in 1994 primarily due to higher raw material costs and higher promotional costs.

Elmer's sales for 1994 of $75.4 million decreased 2.7% from $77.5 million in 1993. Operating results for 1994 decreased 24.7% to $11.3 million from $15.0 million in 1993 due primarily to increased raw material costs and higher general insurance costs.

Decorative Products

Sales for Decorative Products increased 12.5% in 1995 to $354.1 million from $314.9 million in 1994 primarily due to the acquisition of the K-Mart account, increases in export sales volumes and an overall price increase. Operating results for 1995 declined 20.9% to $23.2 million from $29.4 million in 1994 primarily as a result of the costs associated with establishing the K-Mart account, including racks, display units and the buy-back of competitor's products, which was only partially offset by increased sales.

1994 sales for Decorative Products increased 4.8% to $314.9 million from $300.5 million in 1993, due primarily to increases in sales volume of wallpaper borders and flexible vinyl films. 1994 operating income of $29.4 million remained flat versus $29.6 million in 1993 as increases in raw material costs were offset by increased sales volume and reduced manufacturing costs.

Chemical

Chemical sales of $1.140 billion for 1995 increased 14.5% from 1994 sales of $995.2 million, primarily due to increased selling prices resulting from higher raw material costs and increased sales volumes in specialty resins. Operating income increased 11.4% to $140.2 million from $125.8 million in 1994, primarily as a result of increased sales volumes and the ability to recover higher raw material costs.

Sales for Chemical in 1994 increased 19.1% to $995.2 million from $835.8 million in 1993, due primarily to increased selling prices resulting from higher raw materials and increased volumes resulting from favorable economic conditions for the forest products, auto and electronic industries served by this business. Operating income jumped 30.5% to $125.8 million from $96.4 million in 1993, primarily as a result of higher sales volumes.

Businesses held for sale

1995 sales for the operations classified as "Businesses held for sale" of $1.038 billion decreased overall from 1994 sales of $1.542 billion, primarily due to divestitures during 1994 which was partially offset by a 13.6% increase in sales of plastic packaging and films to $621.3 million from $547.0 million in 1994. The operating loss for 1995 of $220.6 million for these businesses increased from a loss of $212.4 million in 1994, primarily due to significant charges for the divestiture of businesses in 1995.

Sales in 1994 of $1.542 billion decreased slightly from 1993 sales of $1.729 billion due to divestitures, which was offset by an increase in sales for plastic packaging and films of 11.2% to $547.0 million from $492.0 million for 1993. The 1994 operating loss of $212.4 million versus a loss of $90.2 million for 1993 reflects the dairy impairment loss of $111.0 million.

Corporate and Other Expenses

Corporate expenses increased in 1995 to $154.1 million from $65.8 million in 1994, primarily due to charges recorded for expenses related to the reorganization of the Company into the new business structure and additional accruals for environmental remediation. Corporate expenses for 1994 decreased to $65.8 million from $147.4 million in 1993, primarily due to restructuring charges in 1993 and a decrease in administrative expenses in 1994.

Interest expense for 1995 declined to $140.2 million from $143.4 million for 1994, due to repayments of debt partially offset by higher interest expense prior to the repayments. Interest expense in 1994 increased versus 1993 as a result of higher interest rates.

Minority interest for 1995 declined as a result of the $470.0 million reduction in the TMI partnership.

Other expense for 1995 decreased to $18.1 million from $138.0 million in 1994, due to merger-related expenses of $96.5 million and the $64.0 million of expenses incurred in 1994 in conjunction with the renegotiation of the bank credit line and for payments to terminate other debt agreements. This variance was partially offset by the loss on sale of RJR Holdings shares of $22.0 million and the unrealized swap loss of $35.9 million recorded in 1995. Merger expenses incurred in 1995 of $4.1 million consisted of fees paid to financial advisors in connection with the merger with affiliates of KKR. 1994 merger expenses of $96.5 million primarily included fees paid to KKR and financial advisors and other incremental expenses directly related to the merger.

BCP Management ("BCPM") is the general partner in the Borden Chemicals and Plastics Limited Partnership ("BCP") and holds a 2% equity interest in BCP. BCPM's results, which are included in other expense (income) in the Consolidated Statements of Operations, increased 42.2% in 1995 to $33.7 million from $23.7 million in 1994. 1993 income was breakeven. The increase in both years relates primarily to the record earnings reported by the BCP partnership in the last two years which was due to significant increases in selling prices for methanol and PVC.

During the first quarter of 1995, the Company sold all of the RJR Holdings shares contributed by affiliates of KKR for proceeds of $1,276.8 million, resulting in a pretax loss of $22.0 million. The Company used a substantial portion of the proceeds to pay down debt. As a result of this repayment, several interest rate swaps which the Company held as hedges against the repaid debt no longer met the criteria for hedge accounting. During the first quarter the Company terminated swap agreements with an aggregate notional principal amount of $200.0 million. A remaining outstanding interest rate swap agreement has been marked to market, resulting in an unrealized loss of $35.9 million at December 31, 1995.

In 1993 the Company recorded a pretax charge of $637.4 million ($490.0 million after tax) to provide for a business divestiture program. The program involved the divestment of the North American snacks operations, seafood, jams and jellies, and various other businesses. The businesses to be divested had 1993 net sales of $1.194 billion, or 17.8% of total 1993 sales. Proceeds in 1994 from divestitures amounted to $232.2 million, which was approximately equal to original estimates except for snacks divestitures, in which a significant shortfall occurred. The shortfall in proceeds resulted in an additional pretax provision for loss on disposal of $94.7 million ($58.7 million after tax) including $104.5 million for additional loss on disposal, partially offset by $9.8 million of restructuring reversal during 1994. During 1995 management made the decision to retain the remaining businesses classified as discontinued operations and reversed the remaining reserve for loss on disposal, resulting in pretax income of $98.3 million ($67.6 million net of tax).

FINANCIAL POSITION

The Company's financial position improved from 1994 due to the capital infusion from affiliates of KKR early in 1995. The Company used the proceeds of $1,276.8 million from the sale of the RJR Holdings shares contributed by affiliates of KKR to reduce debt and the minority interest in the TMI partnership. A portion of the debt repayment permanently reduced the bank credit line held by the Company to $1.2 billion. In conjunction with this reduction, the terms of the credit line were renegotiated during 1995 to provide more favorable pricing and eliminate the requirement to pledge collateral. Borrowings under the credit agreement bear interest at LIBOR plus 0.75% or prime; the margin on borrowings increases if the Company's public debt ratings from Standard and Poor's fall below BBB-. The unused portion of the credit agreement at December 31, 1995 was $860.7 million. The effective interest rate on outstanding borrowings under the credit agreement at December 31, 1995 was 6.81%.

The credit agreement contains certain restrictions on the activities of the Company and its subsidiaries, including restrictions on liens, the incurrence of indebtedness, mergers and consolidations, sales of assets, investments, changes in business, prepayments of certain indebtedness, transactions with affiliates, capital expenditures, changes in control of the Company and the use of proceeds from asset sales and certain debt and equity issuances. In addition, the Company has agreed under the credit agreement to maintain a minimum ratio of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) to interest expense of 2.0, as defined in the credit agreement, and a maximum ratio of total debt to EBITDA of 5.25. In both of these covenants as defined, restructuring and other non-cash charges to income are added back for the purpose of calculating EBITDA under the credit agreement, and at the end of 1995, the Company was not in violation of such restrictions and covenants. The amount of such non-cash charges in 1995 was approximately $409 million. As defined in the credit agreement, at December 31, 1995 the ratio of EBITDA to interest was 3.04 and the ratio of total debt to EBITDA was 3.99.

The Company did not pay a dividend on its common stock during 1995. The Company accrued a 12% annual dividend on the Series A Preferred Stock issued in the second quarter of 1995 to affiliates of KKR, which is payable quarterly in arrears. During 1995 the total dividend paid on this stock was $43.4 million, and an additional $15.4 million was paid in January 1996 for the fourth quarter of 1995.

The Company's current ratio at December 31, 1995 was 1.0:1. During 1996 operating and divestment cash sources are expected to be sufficient to meet the Company's current liabilities. Total debt due during 1996 aggregates $140.4 million. The Company has filed a Registration Statement on Form S-3 which allows the Company to issue up to $2.0 billion in debt securities or preferred stock; the registration statement was declared effective on July 13, 1995. To date, none of these securities has been issued.

The net deferred tax asset at December 31, 1995 was $340.9 million. Of this amount $388.6 million represents net domestic deferred tax assets (net of valuation allowances) relating to future tax deductions, tax loss and tax credit carryovers and other future tax benefits, with the remainder being a net foreign liability of $47.7 million. In order to realize the net deferred asset the Company will need to generate approximately $1.1 billion of future taxable income before the expiration of the carryforward periods. The Company expects to generate over $500 million of taxable income in 1996 from the divestiture of certain businesses, and the balance of the deferred tax benefit is expected to be fully utilized through the future operating benefits generated by the 1995 reorganization and the divestiture and restructuring programs. An operating loss for domestic income tax purposes occurred in 1995, amounting to approximately $210 million.

Operating losses can be carried forward 15 years.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided (used) from operating activities was $82.3 million, $(242.7) million and $552.3 million in 1995, 1994 and 1993, respectively. Cash provided by operations increased in 1995 versus 1994 primarily due to a decrease in the amount of receivables sold and lower cash expenditures relating to discontinued operations. Cash provided from operating activities in 1994 decreased compared to 1993 due primarily to declines in operating results and spending in connection with restructuring programs. The 1994 amount also decreased due to a decline of $150 million in the amount of receivables sold under the agreement to sell receivables without recourse. The agreement was modified in 1995 to provide for the sale of receivables with recourse, resulting in a financing outflow in 1995 of $250 million to reflect the cash impact of having no receivables sold at the end of 1995.

Capital expenditures for new facilities and improvement to existing facilities increased 34.6% during 1995 to $202.5 million from $150.4 million in 1994, while capital expenditures for 1994 decreased 15% from $177.0 million in 1993. The increase in 1995 was due to the Company's ability to invest more capital into businesses as a result of the capital infusion by affiliates of KKR. The decline in capital spending in 1994 was a result of the Company's reduced ability to invest in the business due to its financial condition. Capital expenditures in 1996 are expected to approximate $320 million.

During 1995 the Company acquired a bakery business and bought the remaining interest in an equity investment in another bakery for a total cost of $7.0 million. During 1993 the Company acquired a U.S. dairy operation for a total cost of $9.5 million.

Cash generated from divestitures was $7.4 million in 1995, $409.1 million in 1994 and $53.4 million in 1993. The 1995 divestitures consisted of six dairy operations. The 1994 divestitures consisted of a Brazilian pasta operation, the Far East dairy business, three niche grocery product operations, and the businesses sold under the 1993 business divestiture program including the seafood, foodservice, salty snacks, jams and jellies, sauces, and various other businesses. 1993 divestitures consisted of two salty snacks operations, a seafood operation, a candy operation and a plastic packaging business. The proceeds generated from these sales were used primarily to reduce debt.

Investing and financing flows reflect the capital contribution by affiliates of KKR of $994.7 million, the sale of the $282.1 million investment in RJR Holdings shares, and the resulting reduction of short and long-term debt by $627.6 million and of minority interest by $471.5 million.

In 1995, 1994 and 1993 long-term debt financing provided $3.1 million, $615.8 million and $274.6 million, respectively. The 1994 financing reflects borrowings under the credit agreement signed in December 1994. The 1993 financing includes proceeds from a $250.0 million issuance of 30-year, 7-7/8% debentures which were used primarily to repay short-term commercial paper.

The Company expects to have adequate liquidity during 1996 and in future years due to cash flows from operations, divestitures and amounts available under the credit agreement.

A significant portion of the Company's operating income is generated by foreign operations and can be affected by currency fluctuations. Most of this exposure is attributable to the translation of income generated by these foreign operations in their functional currency; functional currency operating results are not hedged. When appropriate, the Company will hedge transaction exposures, including hedging of cash flows related to exports or imports denominated in currencies different from the functional currency of the operating unit. The effect of changes in foreign currency exchange rates on sales and operating income was immaterial for all reported periods. Foreign countries where the Company has significant operations include Brazil, Canada, Colombia, Denmark, England, Germany and Italy.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF OPERATIONS

                                      Year Ended
(In millions except per share data)    December 31,        1995         1994          1993
- -------------------------------------------------------------------------------------------

Net sales                                                $5,944.0     $6,261.4     $6,226.2
Cost of goods sold                                        4,136.3      4,240.0      4,083.8
                                                         --------     --------     --------

Gross margin                                              1,807.7      2,021.4      2,142.4
                                                         --------     --------     --------

Distribution expense                                        367.2        416.1        434.9
Marketing expenses                                        1,013.3      1,136.7      1,227.7
General & admin. expense                                    428.5        410.8        381.9
Loss (gain) on divestitures                                 245.1        (59.3)       (14.8)
Impairment loss                                               8.2        292.7
Restructuring (reversal) expense                            (10.8)        15.1        114.9
                                                         --------     --------     --------

Operating loss                                             (243.8)      (190.7)        (2.2)
                                                         --------     --------     --------

Interest expense                                            140.2        143.4        139.9
Minority interest                                            16.2         41.2         40.7
Other expense (income)                                       18.1        138.0        (35.3)
                                                         --------     --------     --------

Loss from continuing operations
  before income taxes                                      (418.3)      (513.3)      (147.5)
Income tax (benefit)                                         24.2         52.9        (50.5)
                                                         --------     --------     --------

Loss from continuing operations                            (442.5)      (566.2)       (97.0)
                                                         --------     --------     --------

Discontinued operations:
  Income (loss) from operations                               8.8         27.2        (25.7)
  Income (loss) from disposal                                67.6        (58.7)      (490.0)
                                                         --------     --------     --------

Loss before cumulative effect of
  accounting change                                        (366.1)      (597.7)      (612.7)
Cumulative effect of change in accounting
  for postemployment benefits                                                         (18.0)
                                                         --------     --------     --------

Net loss                                                   (366.1)      (597.7)      (630.7)
Preferred stock dividends                                   (58.8)
                                                         --------     --------     --------

Net loss applicable to common stock                      $ (424.9)    $ (597.7)    $ (630.7)
                                                         ========     ========     ========

                                      Year Ended
(In millions except per share data)    December 31,        1995          1994        1993
- --------------------------------------------------------------------------------------------
SHARE DATA:

Loss from continuing operations                          $  (2.30)    $  (3.94)    $  (0.69)
Discontinued operations:
  Income (loss) from operations                              0.05         0.19        (0.18)
  Income (loss) from disposal                                0.35        (0.41)       (3.47)
                                                         --------     --------     --------
Loss before cumulative effect of
  accounting change                                         (1.90)       (4.16)       (4.34)
Cumulative effect of change in accounting
    for postemployment benefits                                                        (.13)
                                                         --------     --------     --------
Net loss                                                    (1.90)       (4.16)       (4.47)
Preferred stock dividends                                   (0.31)
                                                         --------     --------     --------
Net loss per common share                                $  (2.21)    $  (4.16)    $  (4.47)
                                                         ========     ========     ========

Dividends per common share                                            $  0.252     $   0.90
Dividends per preferred share                            $  2.392
Average number of common shares
    outstanding during the period                           192.3        143.7        141.0

- --------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(In millions except share data)         December 31,      1995           1994
- ------------------------------------------------------------------------------
ASSETS
- ------------------------------------------------------------------------------
CURRENT ASSETS
Cash and equivalents                                    $  146.2      $  125.3
Accounts receivable (less allowance for doubtful
    accounts of $24.8 and $14.6, respectively)             660.1         465.0
Inventories:
  Finished and in process goods                            336.2         340.2
  Raw materials and supplies                               184.1         196.5
Investment securities                                                    281.1
Other current assets                                       194.6         278.5
                                                        --------      --------
                                                         1,521.2       1,686.6
                                                        --------      --------

- ------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
Investments in and advances to affiliated companies         36.7          86.9
Deferred income taxes                                      344.1         284.0
Other assets                                               110.2         130.8
                                                        --------      --------
                                                           491.0         501.7
                                                        --------      --------

- ------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
Land                                                        93.6          99.4
Buildings                                                  562.4         606.3
Machinery and equipment                                  1,968.7       2,038.0
                                                        --------      --------
                                                         2,624.7       2,743.7
Less accumulated depreciation                           (1,465.8)     (1,555.2)
                                                        --------      --------
                                                         1,158.9       1,188.5
                                                        --------      --------

- ------------------------------------------------------------------------------


INTANGIBLES
Intangibles resulting from business acquisitions
    (net of accumulated amortization of $210.5
    and $190.2, respectively)                              616.4         627.6
                                                        --------      --------

- ------------------------------------------------------------------------------


                                                        $3,787.5      $4,004.4
                                                        ========      ========

- ------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements

(In millions except share data)     December 31,          1995           1994
- ------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------------------------------------------------
CURRENT LIABILITIES
Debt payable within one year                            $  140.4      $  331.9
Accounts and drafts payable                                478.7         514.5
Restructuring reserves                                      15.5         226.5
Income taxes                                               181.7         146.3
Other current liabilities                                  764.8         491.1
                                                        --------      --------
                                                         1,581.1       1,710.3
                                                        --------      --------

- ------------------------------------------------------------------------------


OTHER
Long-term debt                                           1,211.8       1,379.0
Deferred income taxes                                       45.3          44.4
Non-pension postemployment benefit obligations             331.8         348.6
Other long-term liabilities                                116.0         109.1
Minority interest                                           33.0         504.6
                                                        --------      --------
                                                         1,737.9       2,385.7
                                                        --------      --------
Commitments and Contingencies
- ------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock - Issued 24,574,751
         and -0- shares, respectively                      614.4
Common stock - Issued 198,974,994
         and 194,983,374 shares respectively                 2.0         121.9
Paid-in capital                                            312.7         120.0
Accumulated translation adjustment                        (129.6)       (140.4)
Minimum pension liability and other                       (107.9)       (145.4)
Retained earnings (deficit)                               (223.1)        201.8
                                                        --------      --------
                                                           468.5         157.9
  Less common stock in treasury
    (at cost) - 25,124,740 shares
    at December 31, 1994                                                (249.5)
                                                        --------      --------
                                                           468.5         (91.6)
                                                        --------      --------

- ------------------------------------------------------------------------------


                                                        $3,787.5      $4,004.4
                                                        ========      ========

- ------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       Year Ended
(In millions)                          December 31,          1995       1994       1993
- -----------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net loss                                                   $(366.1)   $(597.7)   $(630.7)
Adjustments to reconcile net loss
  to net cash from operating activities:
         Reversal of reserve for loss on disposal
           of discontinued operations                       (98.3)
         Depreciation and amortization                      156.6      193.3      224.0
         Loss on disposals and businesses held for sale     245.1       94.7      637.4
         Unrealized loss on interest rate swap               35.9
         Loss on sale of investment                          22.0
         Impairment losses                                    8.2      292.7
         Restructuring                                      (52.5)     (56.9)      52.5
         Sale of receivables                                          (150.0)     400.0
         Net changes in assets and liabilities:
           Trade receivables                                  6.7      (40.8)      60.7
           Inventories                                       10.3      (44.4)      30.0
           Trade payables                                   (27.0)      49.7        2.9
           Current and deferred taxes                         8.9       24.0     (242.4)
           Other assets                                     129.5       74.8       54.9
           Other, net                                        (4.7)     (12.4)     (90.5)
           Discontinued operations                            7.7      (69.7)      53.5
                                                           ------     ------     ------
                                                             82.3     (242.7)     552.3
                                                           ------     ------     ------
- ----------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES*
Sale of investment in RJR Holdings                          282.1
Capital expenditures                                       (202.5)    (150.4)    (177.0)
Divestiture of businesses                                     7.4      409.1       53.4
Purchase of businesses                                       (7.0)                 (9.5)
                                                           ------     ------     ------
                                                             80.0      258.7     (133.1)
                                                           ------     ------     ------
- ----------------------------------------------------------------------------------------
CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES*
Reduction in short-term debt                               (191.5)     (84.1)    (290.4)
Reduction in long-term debt                                (436.1)    (492.6)    (374.5)
Long-term debt financing                                      3.1      615.8      274.6
Reduction in minority interest                             (471.5)
Equity contribution                                         994.7
Dividends paid                                              (43.4)     (35.6)    (126.7)
Issuance of stock under stock options,
  benefits and awards plans and other                         3.3        5.5       12.1
                                                           ------     ------     ------
                                                           (141.4)       9.0     (504.9)
                                                           ------     ------     ------
- ----------------------------------------------------------------------------------------

                                 Year Ended
(In millions)                    December 31,            1995      1994      1993
- ----------------------------------------------------------------------------------
(continued)

Increase(decrease) in cash and equivalents               20.9      25.0     (85.7)
Cash and equivalents at beginning of year               125.3     100.3     186.0
                                                       ------    ------    ------
Cash and equivalents at end of year                    $146.2    $125.3    $100.3
                                                       ======    ======    ======
- ----------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                          $100.8    $144.0    $119.2
Taxes paid                                               51.7       8.0      20.5
- ----------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements

*NONCASH INVESTING AND FINANCING ACTIVITIES
         Investment in RJR Holdings stock                              $ (281.1)
         Treasury Stock issued to KKR affiliates                          309.5
         See Note 11 to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                      Year Ended
(In millions except per share data)    December 31,     1995         1994       1993
- ---------------------------------------------------------------------------------------

PREFERRED STOCK
  Balance at beginning of year                            0.0
  Issuance of series A cumulative
         preferred shares                               614.4
- ---------------------------------------------------------------------------------------
  Balance at end of year                                614.4          0.0          0.0
- ---------------------------------------------------------------------------------------

COMMON STOCK
  Balance at beginning of year ($.625 par value)     $  121.9     $  121.9     $  121.9
  Cancellation of common shares ($.625 par value)      (121.9)
  Issuance of new common shares ($0.01 par value)         2.0
- ---------------------------------------------------------------------------------------
  Balance at end of year                                  2.0        121.9        121.9
- ---------------------------------------------------------------------------------------

PAID-IN CAPITAL
  Balance at beginning of year                          120.0         88.1         83.0
  Stock issued for preferred
         Series B converted, exercised
         options and benefits and awards plans            2.2          1.8          5.1
  Treasury stock issued to KKR affiliates                             30.1
  KKR additional capital contribution                   928.4
  Issuance of series A cumulative
         preferred shares                              (614.4)
  Cancellation of common shares                         121.9
  Cancellation of treasury shares                      (245.4)
- ---------------------------------------------------------------------------------------
  Balance at end of year                                312.7        120.0         88.1
- ---------------------------------------------------------------------------------------

ACCUMULATED TRANSLATION ADJUSTMENT
  Balance at beginning of year                         (140.4)      (173.6)      (128.3)
  Translation adjustments                                10.8         33.2        (45.3)
- ---------------------------------------------------------------------------------------
  Balance at end of year                               (129.6)      (140.4)      (173.6)
- ---------------------------------------------------------------------------------------

MINIMUM PENSION LIABILITY & OTHER

  Balance beginning of year                            (145.4)       (95.5)        (3.2)
  Minimum pension liability adjustment                   (0.6)       (11.8)       (92.3)
  Valuation allowance-securities                         38.1        (38.1)
- ---------------------------------------------------------------------------------------
  Balance at end of year                               (107.9)      (145.4)       (95.5)
- ---------------------------------------------------------------------------------------

RETAINED EARNINGS (DEFICIT)
  Balance at beginning of year                          201.8        835.1      1,592.5
  Net loss                                             (366.1)      (597.7)      (630.7)
  Cash dividends - common                                            (33.2)      (126.7)
  Cash dividends - preferred                            (58.8)
  Stock rights redemption payment,
         $0.01 2/3 per right - Note 9                                 (2.4)
- ---------------------------------------------------------------------------------------
  Balance at end of year                               (223.1)       201.8        835.1
- ---------------------------------------------------------------------------------------

                                        Year Ended
(In millions except per share data)      December 31,       1995       1994       1993
- ---------------------------------------------------------------------------------------
TREASURY STOCK
  Balance at beginning of year                            (249.5)    (532.6)    (539.6)
  Stock issued for preferred series B
         converted, exercised options and
         benefits and awards plans                           4.1        3.7        7.0
  Treasury stock issued to KKR affiliates                             279.4
  Cancellation of treasury shares                          245.4
- --------------------------------------------------------------------------------------
  Balance at end of year                                     0.0     (249.5)    (532.6)
- --------------------------------------------------------------------------------------
  Total Shareholders' Equity (Deficit)                    $468.5     $(91.6)    $243.4
- --------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per share data)

1. NATURE OF OPERATIONS, ESTIMATES AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS - The Company is engaged primarily in manufacturing, processing, purchasing and distributing a broad range of products worldwide. The Company's principal lines of business are food, dairy, chemical, decorative and other consumer products. The food and chemical businesses represent the largest lines based on sales, identifiable assets and operating income.

Domestic products for the food and the dairy lines of business are marketed primarily through food brokers and distributors, and to a lesser extent, directly to wholesalers, retail stores, food service businesses, food processors, institutions and governmental agencies. Domestic products for the other lines of business are sold throughout the United States and Puerto Rico to industrial users and, in the case of consumer products, by in-house and independent sales forces to distributors, wholesalers, jobbers and retailers. To the extent practicable, international distribution techniques parallel those used in the United States and are concentrated in Western Europe, South America and the Far East.

Approximately half of the Company's manufacturing and processing facilities are located in the United States and the other half are located in Europe and other foreign countries. However, the Company's products are predominantly sold in the United States. The majority of the identifiable assets of the Company are also located in the United States. In contrast, the operating income has recently been earned mostly in Europe and other foreign countries.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CERTAIN SIGNIFICANT ESTIMATES - The loss on disposal of businesses included management's best estimates of the amounts expected to be realized on the disposal of its packaging and plastic films business and certain other operations. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the loss on disposal of the divested businesses.

The Company has recorded a deferred tax asset of $340.9 million. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Other significant estimates in the Company's financial statements include accruals for trade promotion, litigation, environmental remediation and general insurance.

BASIS OF PRESENTATION - In September 1994, the Company entered into a merger agreement providing for the acquisition of all of the Company's outstanding common stock by affiliates of Kohlberg Kravis Roberts & Co. ("KKR"). The acquisition was completed on March 14, 1995 following approval of the merger of an affiliate of KKR with and into the Company by shareholders of the Company at a special meeting held on that date. As a result of the merger on March 14, 1995, an affiliate of KKR owns 100% of the Company's outstanding common stock. The Company is a public reporting registrant as a result of public debt that was outstanding prior to the acquisition. As the public debt remains outstanding, the Company has elected not to apply push down accounting in its consolidated financial statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Significant accounting policies followed by the Company, as summarized below, are in conformity with generally accepted accounting principles.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Borden, Inc. and its subsidiaries, after elimination of material intercompany accounts and transactions. The Company's proportionate share of the net earnings of unconsolidated 20% to 50% owned companies is included in income. The carrying value of these companies approximates Borden's interest in their underlying net assets. Investments of less than 20% ownership are carried at cost.

CASH AND EQUIVALENTS - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The effect of exchange rate changes on cash flows is not material.

INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined using the average cost and first-in, first-out methods.

PROPERTY AND EQUIPMENT - Land, buildings and machinery and equipment are carried at cost. Depreciation is recorded on the straight-line basis by charges to costs and expenses at rates based on estimated useful lives of properties (average rates for buildings 2.9%; machinery and equipment 6.0%). Major renewals and betterments are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When properties are retired or otherwise disposed of, related cost and accumulated depreciation are removed from the accounts.

INTANGIBLES - The excess of purchase price over net tangible assets of businesses acquired ("goodwill") is carried as intangibles in the consolidated balance sheets. It is the Company's policy to carry goodwill arising prior to November 1, 1970 at cost, while goodwill arising after that date is amortized on a straight-line basis over not more than forty years. Also included in intangibles are certain trademarks, patents and other intangible assets used in the operations of the businesses which amounted to $34.5 and $28.9 at December 31, 1995 and 1994, respectively. These intangibles are amortized on a straight-line basis over the shorter of the legal or useful life of the asset.

IMPAIRMENT - The carrying value of property, equipment and intangibles is evaluated periodically in relation to the future undiscounted cash flows of the underlying businesses. Adjustments are made if the sum of expected future cash flows is less than book value.

REVENUE RECOGNITION - Revenues are recognized when products are shipped.

ADVERTISING AND PROMOTION EXPENSE - Production costs of future media advertising are deferred until the advertising occurs. All other advertising costs are expensed when incurred. Promotional expenses are generally expensed ratably over the year in relation to revenues or other performance measures.

ENVIRONMENTAL REMEDIATION - Environmental compliance costs including ongoing maintenance, monitoring and similar costs are expensed as incurred. Environmental remediation costs are accrued when environmental assessments and/or remedial effort are probable and the cost or a reasonable range can be estimated. Environmental expenditures which improve the condition of a property are capitalized and amortized over their useful life.

GENERAL INSURANCE - The Company is generally self-insured for losses and liabilities relating to workers' compensation, health and welfare claims, physical damage to property, business interruption and comprehensive general, product and vehicle liability. Losses are accrued for the estimated aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and Company experience.

PENSION AND RETIREMENT SAVINGS PLANS AND NON-PENSION POSTEMPLOYMENT BENEFITS - Most of the Company's employees are covered under one of the Company's pension plans or one of the union-sponsored plans to which the Company contributes.

Substantially all domestic and many foreign employees participate in the Company's retirement savings plans. The Company's cost of providing the retirement savings plans represents its matching of eligible contributions made by participating employees and is recognized as a charge to income in the year the cost is incurred.

The Company provides certain health and life insurance benefits for eligible retirees and their dependents. In addition, the Company provides certain other postemployment benefits to qualified former or inactive employees. In 1993 the

Company adopted, effective January 1, 1993, Statement of Financial Accounting Standards ("SFAS") No. 112 "Employers' Accounting for Postemployment Benefits." The standard requires that the cost of benefits provided to former or inactive employees after employment, but before retirement, be accrued when it is probable that a benefit will be provided. The cost of providing these benefits was previously recognized as a charge to income in the period the benefits were paid.

FOREIGN CURRENCY TRANSLATIONS - Assets and liabilities of foreign affiliates are generally translated at current exchange rates, and related translation adjustments are reported as a component of shareholders' equity. Income statement accounts are translated at the average rates during the period. For entities in highly inflationary countries, a combination of current and historical rates are used in translating assets and liabilities and related exchange adjustments are included in net income.

INCOME TAXES - Income taxes are accounted for using the liability method in accordance with SFAS No. 109. Deferred income taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

EARNINGS PER SHARE - Earnings per common share are computed based on the weighted average number of common shares outstanding.

FINANCIAL INSTRUMENTS - The Company uses forward exchange contracts and currency swaps to reduce the effect of the fluctuations in foreign currency rates. The Company hedges certain net foreign investments, firm commitments and transactions denominated in foreign currencies. Gains and losses on forward contracts are deferred and offset against foreign exchange gains or losses on the underlying hedged item. Premiums on currency swaps which hedge net foreign investments are recorded in the accumulated translation adjustment account to offset translation adjustments. The Company uses interest rate swaps to manage interest rate risk. The net interest differentials from active swaps are recorded in interest expense. The fair values of financial instruments are estimated based on quotes from brokers or current rates offered for instruments with similar characteristics.

CONCENTRATIONS OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its temporary cash investments ($146.2 at December 31, 1995 and $125.3 at December 31, 1994) with high quality institutions and, by policy, limits the amount of credit exposure to any one institution. Concentrations of credit risk with respect to accounts receivable are limited, due to the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographies. The Company generally does not require collateral or other security to support customer receivables.

RECONCILIATION OF NET SALES TO 1994 FORM 10-K

Following is a reconciliation of net sales to the 1994 Form 10-K:

                                                                               1994           1993
                                                                             --------       --------
        Net sales as reported in 1994 Form 10-K                              $5,626.1       $5,506.3
        Operations previously classified as discontinued operations (1)         701.6          787.6
        Reclassification of sales for change in business policy (2)             (66.3)         (67.7)
                                                                             --------       --------

        Net sales as reported in 1995 Form 10-K                              $6,261.4       $6,226.2
                                                                             ========       ========

(1) Certain reclassifications have been made in the Consolidated Financial Statements to conform the 1994 and 1993 amounts to the 1995 presentation. See Note 2-Discontinued Operations.

(2) Wise Foods changed their classification in 1995 to report sales at invoiced price to distributors. Previously, sales were reported at the "store-door" price paid by the distributors' customers.


RECENTLY ISSUED ACCOUNTING STANDARD

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation," which requires adoption no later than fiscal years beginning after December 15, 1995. The new standard defines a fair value method of accounting for stock options and similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

        The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption.
The Company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on net income and earnings per share should it elect to make such a change. Adoption of the new standard will have no effect on the Company's cash flows.

2. ASSET DIVESTITURES AND DISCONTINUED OPERATIONS

ASSET DIVESTITURES - Late in 1995 the Company began the process of redesigning its operating structure. As as result of this reorganization management determined that certain businesses did not fit into the Company's long-term strategic plan, and made the decision to divest these businesses. Businesses in this classification include the packaging and plastic films businesses, seven dairy plants, certain industrial wallcovering operations and two food plants. During 1995 a $245.1 charge was recorded relating to the estimated losses on the disposal or consolidation of these businesses and for charges relating to the prior sale of businesses. A substantial portion of this amount represents non-cash charges relating to the excess of net book values over expected proceeds. The sale or shutdown of six of the dairies and one wallcovering facility were completed during 1995; the other disposals are expected to be completed during 1996.

Following are the results for the businesses being divested which were owned at December 31, 1995. These results are included in continuing operations in the Consolidated Statements of Income.

                                  1995            1994           1993
- --------------------------------------------------------------------------
        Sales                    $772.1           $704.1         $636.8
        Operating (loss) Income  (118.9)            13.0           26.2
- --------------------------------------------------------------------------

The net assets relating to these businesses at December 31, 1995 was $417.9.

DISCONTINUED OPERATIONS - In 1993 the Company recorded a pretax charge of $637.4 ($490.0 after tax) to provide for a business divestiture program. The program involved the divestment of the North American snacks operations, seafood, jams and jellies, and various other businesses. The businesses to be divested had 1993 net sales of $1.194 billion, or 17.8% of total 1993 sales. Proceeds in 1994 from divestitures amounted to $232.2, which was approximately equal to original estimates except for snacks divestitures, in which a significant shortfall occurred. The shortfall in proceeds resulted in an additional pretax provision for loss on disposal of $94.7 ($58.7 after tax) including $104.5 for additional loss on disposal partially offset by $9.8 of restructuring reversal during 1994. During 1995 management made the decision to retain the remaining businesses classified as discontinued operations and reversed the remaining reserve for loss on disposal, resulting in pretax income from disposal of $98.3 ($67.6 net of tax).

The operating losses relating to the businesses in this program which were retained by the Company and were previously classified as discontinued operations have been reclassified to continuing operations with an offsetting net of tax credit in income from discontinued operations of $8.8 ($14.5 pretax) in 1995, $27.2 ($43.9 pretax) in 1994 and $40.1 ($63.4 pretax) in 1993. The net assets of these businesses were $173.6 and $388.6 at December 31, 1994 and 1993, respectively. See Note 1 for information on the impact this reclassification had on net reported sales.

The December 1994 Consolidated Balance Sheet and Consolidated Statements of Cash Flows for the years ended December 31, 1993 and 1994 have been reclassified to reflect the Company's decision to retain these businesses.

3. ACCOUNTS RECEIVABLE

During 1994 the Company had an agreement that enabled the Company to sell accounts receivable without recourse, and at December 31, 1994, $250.0 of accounts receivable were sold under this agreement. During 1995, this agreement was renegotiated to provide for the sale of up to $300.0 of receivables with recourse. As of December 31, 1995, no receivables were sold under this agreement. Accounts receivable include tax refund receivables of $13.9 and $14.1 at December 31, 1995 and 1994, respectively.

4. DEBT, LEASE OBLIGATIONS AND RELATED COMMITMENTS

Debt outstanding at December 31, 1995 and 1994 is as follows:

                                                                     1995                       1994
                                                           ------------------------    -----------------------
                                                                        Due within                  Due within
(In millions)                                              Long-Term    One Year       Long-Term    One Year
- --------------------------------------------------------------------------------------------------------------

Borrowings under credit line
  (at 6.8% and 6.6%, respectively)                         $  245.0                    $  381.6      $  213.4


9 7/8% Notes due 1997                                          78.1                        78.1

Medium Term Notes, Series A
  (at an average rate of
  7.9% and 7.8%, respectively)                                 26.5      $   40.0          66.5          33.5

Zero-Coupon Convertible Bonds due 2002                        288.5                       272.5

9.2% Debentures due 2021                                      117.1                       117.1

7.875% Debentures due 2023                                    250.0                       250.0

Sinking fund debentures:
   8 3/8% due 2016                                             78.5                        78.5
   9 1/4% due 2019                                             48.7                        48.7

Industrial Revenue Bonds (at an
   average rate of 8.4% and 8.4%,
   respectively)                                               54.6           0.3          54.9           0.3

Other (at an average rate
   of 7.4% and 6.1%, respectively)                             24.8           9.5          31.1           4.7
- -------------------------------------------------------------------------------------------------------------
Total current maturities
   of long-term debt                                                         49.8                       251.9

Short-term debt (primarily foreign bank loans
   at an average rate of 6.4% and 7.7%,
   respectively)                                                             90.6                        80.0

- -------------------------------------------------------------------------------------------------------------

Total debt                                                 $1,211.8      $  140.4      $1,379.0      $  331.9
                                                           ========      ========      ========      ========
- -------------------------------------------------------------------------------------------------------------


The Company entered into a five year $2.075 billion credit agreement in December 1994. The credit agreement contained certain restrictions on the activities of the Company and its subsidiaries, including restrictions on liens, the incurrence of indebtedness, mergers and consolidations, sales of assets, investments, payment of dividends, changes in business, prepayments of certain indebtedness, transactions with affiliates, capital expenditures, changes in control of the Company and the use of proceeds from asset sales and certain debt and equity issuances. During the second quarter of 1995 the Company reduced the amount of its credit agreement to $1.2 billion. Terms of the renegotiated agreement include more favorable pricing and elimination of the requirement for pledging of collateral. The Company has agreed under the credit agreement to maintain a minimum ratio of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) to interest expense, as defined in the credit agreement, beginning in June 1995 and a maximum ratio of total debt to EBITDA. In both of these covenants as defined, restructuring and other non-cash charges to income are added back for the purpose of calculating EBITDA under the credit agreement, and at the end of 1995, the Company was not in violation of such restrictions and covenants.

Aggregate maturities of long-term debt and minimum annual rentals under operating leases at December 31, 1995 are as follows:

                                             Long-Term       Minimum Rentals on
                                                Debt          Operating Leases
- -------------------------------------------------------------------------------
1996                                           $ 49.8              $ 50.1
1997                                            425.5                40.9
1998                                              1.6                27.7
1999                                            246.5                21.0
2000                                             11.2                18.6
2001 and beyond                                 550.5                39.6
- -------------------------------------------------------------------------------


Maturities relating to amounts borrowed against the $1.2 billion credit line are $245.0 in 1999. The zero-coupon bonds due 2002 are included in 1997 maturities at $312.0, due to a put option in that year. The Company had $860.7 available for borrowing under its five year credit agreement at December 31, 1995. The Company capitalizes interest related to the cost of constructing fixed assets. The total interest costs capitalized were $1.5 in 1995, $0.6 in 1994, and $1.2 in 1993, respectively.

5. INCOME TAXES

Comparative analysis of the provisions (benefits) for income taxes from continuing operations follows:

                                        1995             1994             1993
- -------------------------------------------------------------------------------
CURRENT
Federal                                $(91.8)          $(53.8)          $(23.7)
State and Local                           2.3              0.6              1.5
Foreign                                  41.5             41.5             27.1
                                       ------           ------           ------
                                        (48.0)           (11.7)             4.9
                                       ------           ------           ------

- -------------------------------------------------------------------------------
DEFERRED
Federal                                  66.1             71.1            (47.8)
State and Local                           0.0              9.8            (14.0)
Foreign                                   6.1            (16.3)             6.4
                                       ------           ------           ------
                                         72.2             64.6            (55.4)
                                       ------           ------           ------
- -------------------------------------------------------------------------------
                                       $ 24.2           $ 52.9           $(50.5)
                                       ======           ======           ======

- -------------------------------------------------------------------------------

The income tax expense (benefit) from discontinued operations' operating results was $5.7, $16.7 and $(12.9) in 1995, 1994 and 1993, respectively. The income tax expense (benefit) from discontinued operations' loss on disposal was $30.7, $(36.0) and $(147.4) in 1995, 1994 and 1993, respectively.

Reconciliations of the differences between income taxes computed at Federal statutory tax rates and consolidated provisions (benefits) for income taxes are as follows:

                                                        1995           1994          1993
- -----------------------------------------------------------------------------------------
         Income taxes computed at
            Federal statutory tax rate                $(146.4)      $(179.6)       $(50.2)
         State tax provision, net of
            Federal benefits                              1.5           6.7          (9.5)
         Foreign tax differentials                       12.6          (1.7)          1.0
         Foreign source income subject
            to U.S. taxation                              3.8          32.0
         Write-offs of assets with lower
            tax bases and differences
            in tax rates                                 69.2          75.8          11.5
         Losses and merger and other
            expenses not deductible for tax               7.5          46.6
         Adjustment of prior estimates                  (12.0)         55.6
         Unrepatriated foreign earnings                  88.0          17.5
         Other - net                                                                 (3.3)
- -----------------------------------------------------------------------------------------
         Provision for income taxes                    $ 24.2        $ 52.9        $(50.5)
                                                       ======        ======        ======
- -----------------------------------------------------------------------------------------

The domestic and foreign components of income (loss) from continuing operations before income taxes and cumulative effect of accounting changes are as follows:

                                              1995               1994              1993
- ----------------------------------------------------------------------------------------
         Domestic                          $(525.1)           $(596.2)           $(272.0)
         Foreign                             106.8               82.9              124.5
- ----------------------------------------------------------------------------------------
                                           $(418.3)           $(513.3)           $(147.5)
                                           =======            =======            =======
- ----------------------------------------------------------------------------------------

The net current and non-current components of deferred income taxes recognized in the balance sheets at December 31, 1995 and 1994 follow:

                                                     1995            1994
- --------------------------------------------------------------------------
            Net current asset                       $ 42.1          $130.5
            Net non-current asset                    298.8           239.7
- --------------------------------------------------------------------------
            Net asset                               $340.9          $370.2
                                                    ======          ======
- --------------------------------------------------------------------------

The tax effects of the significant temporary differences and loss and credit carryforwards which comprise the deferred tax assets and liabilities at December 31, 1995 and 1994 follow:

                                                           1995           1994
- -------------------------------------------------------------------------------
ASSETS
Non-pension post-employment benefit
  obligations                                             $136.0         $134.2
Restructuring and other reserves                             8.8           45.7
Divestiture reserve                                         30.3           73.3
Accrued expenses and other expenses                         58.9           76.0
Foreign property, plant and equipment                       19.5           19.1
Minimum pension liability                                   69.0           65.8
Loss and credit carryforwards                              362.8          303.5
Dairy impairment                                            56.5           57.4
Other prepaids                                              39.5           44.1
                                                          ------         ------
Gross deferred tax assets                                  781.3          819.1
Valuation allowance                                        (72.3)         (68.5)
                                                          ------         ------
                                                           709.0          750.6
LIABILITIES
Property, plant, equipment, and intangibles                158.1          214.9
Foreign property, plant, equipment/other                    51.6           59.8
Certain foreign intangibles                                 25.5           24.9
Deferred gain on sale of partnership interest               17.6           17.2
Pension and health plan contributions                       43.3           43.7
Other                                                       72.0           19.9
                                                          ------         ------
Gross deferred tax liabilities                             368.1          380.4
- -------------------------------------------------------------------------------
   Net asset                                              $340.9         $370.2
                                                          ======         ======
- -------------------------------------------------------------------------------


The net change in valuation allowances of $3.8 in 1995, $9.8 in 1994 and $15.8 in 1993 primarily relates to loss carryforwards of foreign operations which are not expected to be realized.

The net deferred tax asset at December 31, 1995 was $340.9. Of this amount, $388.6 represents net domestic deferred tax assets (net of valuation allowances) related to future tax benefits. Included in the domestic deferred tax asset is $592.3 of net operating loss carryforward for U.S. Federal tax purposes, which begin expiring in 2009. Realization of the entire deferred tax asset is dependent on the generation of approximately $1,110 of future taxable income, of which over $500 is expected to be generated in 1996 primarily from sales of businesses.

Management believes that it is more likely than not that sufficient additional income will be earned to fully realize this benefit. This belief is based on an analysis of the future plans of the Company's owners and management, the expected future benefits resulting from the 1995 and earlier restructuring programs, the effect of the divestitures of unprofitable operations and various cost reduction plans. Management has considered the limitations on loss carryforwards resulting from the change in ownership of the Company in reaching this conclusion.

The Company has not recorded income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. Undistributed earnings permanently reinvested amounted to $370.0 at December 31, 1995. The determination of the tax effect relating to such earnings is not practicable. The Company has recorded tax provisions for $448.0 of earnings that are no longer permanently invested at December 31, 1995.

The Internal Revenue Service has examined the Company's tax returns for the period 1989-1993 and has proposed adjustments to the utilization of certain capital losses. The Company disagrees with the position of the Service and is contesting the proposed adjustments. The Company expects that the ultimate resolution of this matter, after considering amounts already provided, will not have a material effect on its financial statements.

6. MINORITY INTEREST

In 1991 three wholly owned subsidiaries of the Company contributed $1,700.5 in assets to T.M.I. Associates, L.P., a Delaware limited partnership (the "Partnership"), in exchange for a 77.28% general partner interest in the Partnership. The contributed assets consisted of selected trademarks which are licensed to the Company pursuant to exclusive long-term license agreements, a long-term note guaranteed by the Company and cash. Additionally, an outside investor contributed $500.0 in cash to the Partnership in exchange for a 22.72% limited partner interest. The Partnership, whose purpose is to invest in and manage a portfolio of assets, is a separate and distinct legal entity from the Company. For financial reporting purposes the Partnership's assets, liabilities and earnings are consolidated with those of the Company, and the limited partner's interest in the Partnership is included in the Company's financial statements as minority interest.

During the first quarter of 1995, the Company used a portion of the proceeds generated from the sale of the RJR Holdings stock contributed by affiliates of KKR to reduce the limited partner interest to $30.0.

7. PENSION AND RETIREMENT SAVINGS PLANS

For most salaried employees, the Company's pension plans provide benefits generally based on compensation and credited service. For most hourly employees, the plans provide benefits based on specified amounts per year of credited service.

Following are the components of the net pension expense recognized by the
Company:


                                          1995        1994        1993
- -----------------------------------------------------------------------
DOMESTIC
Service cost-benefits
  earned during the period                $ 7.5       $10.3       $ 9.8
Interest cost on the projected
  benefit obligation                       31.6        30.8        34.0
Actual (return) loss on plan assets       (87.1)        9.2        (1.9)
Net amortization and deferral              56.2       (48.8)      (37.5)
                                          -----       -----       -----
                                            8.2         1.5         4.4
                                          -----       -----       -----
- -----------------------------------------------------------------------
FOREIGN
Service cost-benefits
  earned during the period                  4.6         4.3         3.6
Interest cost on the projected
  benefit obligation                       12.6        10.9        11.6
Actual (return) loss  on plan assets      (15.4)       (7.1)      (18.2)
Net amortization and deferral               4.8        (3.6)        3.4
                                          -----       -----       -----
                                            6.6         4.5         0.4
                                          -----       -----       -----
- -----------------------------------------------------------------------
Net pension expense                       $14.8       $ 6.0       $ 4.8
                                          =====       =====       =====
- -----------------------------------------------------------------------

The weighted average rates used to determine net periodic pension expense were as follows:

                                          1995        1994        1993
- ----------------------------------------------------------------------
DOMESTIC
Discount rate                              8.8%        7.5%        8.5%
Rate of increase in future
  compensation levels                      5.3%        4.5%        5.3%
Expected long-term rate of
  return on plan assets                    9.8%        9.0%       10.0%

                                                1995          1994         1993
- -------------------------------------------------------------------------------
FOREIGN
Discount rate                                    8.9%          8.0%         9.7%
Rate of increase in future
  compensation levels                            5.3%          4.7%         5.8%
Expected long-term rate of
  return on plan assets                         10.0%          9.5%        10.8%
- -------------------------------------------------------------------------------

Most employees not covered by the Company's plans are covered by collectively bargained agreements which are generally effective for five years. Under Federal pension law, there would be continuing liability to these pension trusts if the Company ceased all or most participation in any such trust, and under certain other specified conditions. Operations were charged $4.1, $5.1 and $5.8 in 1995, 1994, and 1993, respectively, for payments to pension trusts on behalf of employees not covered by the Company's plans.

The Company's funding of its pension plans equals or exceeds the minimum funding requirements imposed by Federal and foreign laws and regulations. The funded status of the domestic and foreign plans and amounts included in the Company's balance sheets at December 31, 1995 and 1994 were as follows:

                                                       1995                      1994
                                                --------------------     --------------------
                                                Accumulated Benefits     Accumulated Benefits
DOMESTIC PLANS                                   Exceed Plan Assets       Exceed Plan Assets
- ---------------------------------------------------------------------------------------------
Plan assets at fair value                               $400.4                   $338.5
Actuarial present value of:
  Vested benefit obligations                            (406.5)                  (375.6)
  Accumulated benefit obligations                       (424.0)                  (391.6)
                                                        ------                   ------
  Projected benefit obligations                         (426.3)                  (393.8)
                                                        ------                   ------
Plan assets (less) than
   projected benefit obligation                          (25.9)                   (55.3)
Unrecognized prior service (benefit)                      (2.1)                    (5.9)
Unrecognized loss                                        184.5                    189.7
Unrecognized net transition (asset)                       (9.6)                   (12.5)
Minimum liability adjustment                            (170.5)                  (169.1)
- ---------------------------------------------------------------------------------------------
Net pension asset (liability)                           $(23.6)                  $(53.1)
                                                        ======                   ======
- ---------------------------------------------------------------------------------------------

                                                    1995                            1994
                                         --------------------------     ----------------------------
                                         Plan Assets    Accumulated     Plan Assets      Accumulated
                                         Exceed         Benefits        Exceed           Benefits
                                         Accumulated    Exceed          Accumulated      Exceed
FOREIGN PLANS                            Benefits       Plan Assets     Benefits         Plan Assets
- ----------------------------------------------------------------------------------------------------
Plan assets at fair value                $166.2         $ 15.0          $124.0           $ 15.5
Actuarial present value of:
  Vested benefit obligations             (118.4)         (29.8)          (99.7)           (26.3)
  Accumulated benefit obligations        (121.9)         (31.7)         (102.4)           (28.1)
                                         ------         ------          ------           ------
  Projected benefit obligations          (140.4)         (34.8)         (121.5)           (31.0)
                                         ------         ------          ------           ------
Plan assets greater (less) than
   projected benefit obligation            25.8          (19.8)            2.5            (15.5)
Unrecognized prior service
    cost (benefit)                         (0.2)           0.4            (0.2)             0.4
Unrecognized loss                          13.3            9.0            35.4              6.6
Unrecognized net transition
    (asset) obligation                      0.1                           (0.4)             0.2
Minimum liability adjustment                              (7.2)                            (5.8)
- -----------------------------------------------------------------------------------------------
Net pension asset (liability)            $ 39.0         $(17.6)         $ 37.3           $(14.1)
                                         ======         ======          ======           ======
- -----------------------------------------------------------------------------------------------

The weighted average discount rates and rates of increase in future compensation levels used in determining the projected benefit obligation for domestic plans were 6.8% and 4.3%, respectively, as of December 31, 1995 and 8.8% and 5.3%, respectively, as of December 31, 1994. The foreign plans weighted average discount rates and rates of increase in future compensation levels were 8.3% and 4.9%, respectively as of December 31, 1995 and 8.9% and 5.3%, respectively, as of December 31, 1994.

Plan assets consist primarily of equity securities and corporate obligations. At December 20, 1994 all Company stock in the Company's plans was converted to shares of RJR Holdings stock. During December 1995 all RJR Holdings shares in the Company's plans were sold, and the proceeds were reinvested.

In accordance with SFAS No. 87 the Company recorded an additional minimum pension liability for underfunded plans, representing the excess of accumulated benefits over plan assets and accrued pension costs, of $2.8 and $18.6 at December 31, 1995 and 1994, respectively. This liability, which had no effect on income, reduced equity by $0.6 and $11.8, net of income taxes, in 1995 and 1994, respectively.

Charges to operations for matching contributions under the Company's retirement savings plans in 1995, 1994 and 1993 amounted to $16.1, $9.7, and $16.1, respectively. Eligible salaried and hourly non-bargaining employees may contribute up to 5% of their pay (7% for certain longer service salaried employees), which was matched 100% by the Company through the third quarter of 1993. The Company match was suspended for the fourth quarter of 1993 and was reinstated at 50% in the first quarter of 1994.

8. NON-PENSION POSTEMPLOYMENT BENEFITS

The Company provides certain health and life insurance benefits for eligible domestic retirees and their dependents. The cost of postretirement benefits is accrued during employees' working careers.

Participants who are not eligible for Medicare are provided with the same medical benefits as active employees, while those who are eligible for Medicare are provided with supplemental benefits. The postretirement medical benefits are contributory for retirements after 1983; the postretirement life insurance benefit is noncontributory.

The components of net postretirement benefit expense for the year ended December 31, 1995 and 1994 follow:

                                                     1995          1994
- -----------------------------------------------------------------------
        Service cost                                $ 1.1         $ 3.4
        Interest cost                                13.3          17.9
        Net amortization and deferral               (16.7)         (9.6)
- -----------------------------------------------------------------------
        Net postretirement (benefit) expense        $(2.3)        $11.7
                                                    =====         =====
- -----------------------------------------------------------------------

The status of the Company's unfunded postretirement benefit obligation at December 31, 1995 and 1994 follows:

                                                               1995            1994
- -----------------------------------------------------------------------------------
        Actuarial present value of accumulated
          postretirement benefit obligation:
               Retirees                                      $(147.7)       $(132.5)
               Fully eligible active plan participants          (3.6)          (3.5)
               Other active plan participants                  (27.3)         (25.8)
- -----------------------------------------------------------------------------------
                                                              (178.6)        (161.8)
- -----------------------------------------------------------------------------------
        Unrecognized prior service benefit                     (72.7)         (79.6)
        Unrecognized (gain)                                    (54.9)         (84.0)
- -----------------------------------------------------------------------------------
        Accrued postretirement benefit liability             $(306.2)       $(325.4)
                                                             =======        =======
- -----------------------------------------------------------------------------------

The discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1995 and 1994 was 6.8% and 8.8%, respectively.

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation at December 31, 1995 was 9.5% for 1996, gradually declining to 4.8% by the year 2006. The comparable assumptions for the prior year were 11.5% and 6.8%. A one percentage point increase in the health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1995 by $17.9 and the sum of the service and interest costs in 1995 by $1.7.

The Company provides certain other postemployment benefits, primarily medical and life insurance benefits for long-term disabled employees, to qualified former or inactive employees. In 1993 the Company adopted SFAS No. 112 effective January 1, 1993. The standard requires that the cost of benefits provided to former or inactive employees after employment, but before retirement, be accrued when it is probable that a benefit will be provided. The cost of providing these benefits was previously recognized as a charge to income in the period the benefits were paid. The amounts of such charges were not significant in the prior years.

The cumulative effect of the change as of January 1, 1993 was to decrease net income by $18.0, or $.13 per share, after deferred tax benefit of $11.0.

9.    SHAREHOLDERS' EQUITY

As a result of the merger of the Company with an affiliate of KKR which was completed on March 14, 1995, 170,273,814 shares of Borden common stock were issued to two investment partnerships affiliated with KKR (the "Shareholders"). In addition, 28,701,180 shares of Borden common stock were acquired by the Shareholders as a result of the February 15, 1995 contribution of 68,893,232 shares of RJR Holdings common stock to the Company.

On March 15, 1995, the Shareholders contributed 111,047,229 shares of RJR Holdings common stock in exchange for equity securities of the Company to be issued in the future. On June 26, 1995, the Company issued 24,574,751 shares of Series A Cumulative Preferred Stock ("Preferred Stock"). Each share has a liquidation preference of $25, and is entitled to cumulative dividends at an annual rate of 12%, payable quarterly in arrears. There are 100,000,000 shares authorized at December 31, 1995. During 1995 the total dividends paid on this stock were $43.4, and an additional dividend of $15.4 was paid in January 1996 for the fourth quarter of 1995. The Company may redeem at its option the Preferred Stock, at any time in whole or from time to time in part after the date that is three years after the issuance date, at a redemption price per share of 107% in the first twelve months following such date, declining ratably in each year to par after the date that is 10 years after the issuance date, together with accrued and unpaid dividends thereon to the date of redemption.

Common stock of the Company at December 31, 1995 consisted of 300,000,000 shares authorized and 198,974,994 shares issued at a par value of $0.01. At December 31, 1994, common stock included 480,000,000 shares authorized and 194,983,374 shares issued at a par value of $0.625.

During 1994, the Company had authorized 10,000,000 shares of no-par preferred series B stock. At December 31, 1994 and 1993, 6,532 and 6,989 shares, respectively, were issued and outstanding. Each share of the preferred series B stock had an involuntary liquidating value of $28.88, and an annual cumulative dividend of $1.32, was convertible into 6.6 common shares, and was redeemable at the Company's option at $39. At December 31, 1994, 43,118 common shares were reserved for conversion of preferred series B stock. On January 25, 1995 all outstanding shares of preferred series B stock were redeemed by the Company at $39.2748 per share.

Under a Preferred Share Purchase Rights Plan, each outstanding share of common stock had one preferred stock purchase right ("Right") which entitled shareholders to purchase, under certain circumstances, one-hundredth of a share of Series C Junior Participating Preferred Stock at an exercise price of $175, subject to adjustment. On December 20, 1994, all of these rights were redeemed by the Company at $0.01 2/3 per right. The payments for the rights redemption were recorded as dividends.

As a result of the change in control of the Company, on December 21, 1994 all 3,544,725 options outstanding at prices ranging from $12.38 to $36.06 per share became exercisable. Options exercised under all plans were 277,550, 87,050 and 30,970 shares in 1995, 1994 and 1993, respectively, at prices ranging from $9.62 to $27.85 per share. Since March 14, 1995, the Company's common stock has not been publicly traded. The Company does not currently expect to issue additional options under the 1994 Stock Option Plan.

10. FOREIGN AFFILIATES

Realized and unrealized net foreign exchange losses aggregating $1.0, $20.1 and $38.1 were charged against net income in 1995, 1994 and 1993, respectively. The losses in 1993 and 1994 were principally attributable to foreign exchange losses in Brazil.

11. INVESTMENTS

At December 31, 1994, the Company owned 51,106,768 common shares of RJR Holdings with an aggregate cost of $309.5 which were classified as available for sale and were marked to market at $281.1. As discussed in Note 9, the Shareholders contributed an additional 179,940,461 shares of RJR Holdings during the first quarter of 1995. In first quarter 1995 the Company sold all of the 231,047,229 shares of RJR Holdings stock which had been contributed to the Company by the Shareholders. The sales resulted in a pretax loss of $22.0.

12. DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into interest rate swaps to lower funding costs or to alter interest rate exposures between fixed and floating rates on long term debt. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. The notional amount of interest rate swaps was $234.3 and $904.3 at December 31, 1995 and 1994, respectively. These swaps have maturities ranging from 1995 to 2002. The net impact of interest rate swaps was an increase in the Company's interest expense of $11.2 in 1995, $11.2 in 1994 and $11.9 in 1993. The Company's total floating rate debt at December 31, 1995 was $366.1.

The following table indicates the types of swaps used by the Company and their weighted average interest rates. Variable rates change with market conditions and may vary significantly in the future. The weighted average notional amounts in 1995 were $187.4 for Receive fixed swaps and $274.3 for Pay fixed swaps. A 1% increase in market interest rates would result in a $2.2 increase in the fair value of the interest rate hedge agreements. A 1% decline in the interest rates would result in a $2.1 decrease in fair value of the interest rate hedge agreements.

                                            1995         1994         1993
                                            ----         ----         ----
          Receive fixed swaps
              Average rate received         8.0%         7.9%         7.5%
              Average rate paid             6.6%         5.3%         3.9%

          Pay fixed swaps
              Average rate paid            10.2%        10.1%        10.1%
              Average rate received         6.1%         4.6%         3.2%

The Company has significant foreign investments. It is the Company's policy to reduce the effects of fluctuations in foreign currency exchange rates associated with these investments by managing its currency exposure, which includes foreign currency hedging activities. The Company hedges certain net foreign investments, firm commitments and transactions denominated in foreign currencies.

The Company enters into contracts to buy and sell foreign currencies in the future only to protect the U.S. dollar value of certain investments and future foreign currency transactions. The Company does not engage in speculation. The gains and losses on these contracts are included in income when the operating revenues and expenses are recognized and, for assets and liabilities, in the period in which the exchange rates change. The cash flows from forward contracts accounted for as hedges of identifiable transactions are classified consistent with the cash flows from the transactions being hedged.

At December 31, 1995 and 1994, the Company had $399.9 and $420.4 of notional value, respectively, of forward foreign currency exchange contracts outstanding. These contracts are part of a worldwide program to minimize foreign currency exchange operating income and balance sheet exposure. The unsecured contracts mature within 12 months and are principally with banks. The Company is exposed to credit loss in the event of non-performance by the other parties to the contracts. The Company evaluates the creditworthiness of the counterparties' financial condition and does not expect default by the counterparties.

An interest rate swap held by the Company no longer met the criteria for hedge accounting and was marked to market during the first quarter of 1995. The unrealized loss on this instrument of $35.9 has been charged to expense in the Consolidated Statement of Operations. The Company does not hold or issue derivative financial instruments for trading purposes, other than the interest rate swap discussed above.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying or notional amounts and fair values of the Company's financial instruments at December 31, 1995 and 1994. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The carrying amounts of accounts payable and other accruals are considered reasonable estimates of their fair values.

                                                     1995                            1994
                                            ----------------------          ----------------------
                                            Carrying         Fair           Carrying         Fair
                                             Amount          Value           Amount          Value
                                            --------         -----          -------          -----
     NONDERIVATIVES
     Assets
           Cash and cash equivalents        $  146.2        $  146.2        $  125.3        $  125.3
           Receivables                         660.1           660.1           465.0           465.0
           Investment securities                                               281.1           281.1

     Liabilities
           Debt                              1,352.2         1,358.6         1,710.9         1,587.0

                                             Notional        Fair        Notional         Fair
                                              Amount         Value        Amount          Value
                                             --------        -----       --------         -----
     DERIVATIVES RELATING TO:
     Foreign currency contracts - gain        $220.2        $  3.7        $142.0        $  2.1
     Foreign currency contracts - loss         179.7          (2.2)        278.4          (3.0)
     Interest rate swaps                       234.3         (52.4)        904.3         (34.8)

14. OPERATIONS BY INDUSTRY SEGMENT

Information about the Company's industry and geographic segments is provided on pages 2 to 6 and is an integral part of the Consolidated Financial Statements.

15. SUPPLEMENTAL INFORMATION

                                                     1995          1994         1993
- --------------------------------------------------------------------------------------
       Depreciation and amortization
           (including amortization of $19.7,
           $29.2 and $39.2, respectively)           $156.6        $193.3        $224.0
       Advertising and promotions
           (including promotions of $519.2,
           $517.4 and $531.9, respectively)          655.2         666.6         735.5
       Research and development                       34.0          27.0          31.9
- --------------------------------------------------------------------------------------

The impact of adopting SOP 93-7 was not material as the Company expenses advertising during the year it is incurred.

Other expense (income) for 1995 includes $35.9 for unrealized losses on an interest rate swap which has been marked to market (see Note 12) and $22.0 for the loss on the sale of the RJR Holdings shares. Other expense (income) for 1994 includes fees paid to KKR, a related party, of $50.0, other merger-related expenses of $46.5, and $64.0 related to renegotiation of the bank credit line and for payments to terminate other debt agreements.

Other current assets include a deferred tax asset of $45.3 and $130.5 at December 31, 1995 and 1994, respectively.

Other current liabilities include the following amounts:

                                                    1995            1994
- -------------------------------------------------------------------------
       General insurance accruals                  $120.7          $120.5
       Loss on disposal                             159.0
- -------------------------------------------------------------------------

16. COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL MATTERS - The Company, like others in similar businesses, is subject to extensive Federal, state and local environmental laws and regulations. Although Company environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent regulation could require the Company to make additional unforseen environmental expenditures.

Environmental accruals are routinely reviewed on an interim basis as events and developments warrant and are subjected to a comprehensive review annually during the fiscal fourth quarter.

OTHER COMMITMENTS - A wholly owned subsidiary as general partner of Borden Chemicals and Plastics Limited Partnership ("BCP") has certain fiduciary responsibilities to BCP's unitholders. The Company believes that such responsibilities will not have a material adverse effect on its financial statements.

17.  SUBSEQUENT EVENTS

The Company is in the process of reorganizing its business units. In connection with this reorganization, the Company is considering a number of alternatives. The Company expects that, in most instances the reorganized business units will be held by the Company through direct or indirect subsidiaries. Among the alternatives being considered is the possible transfer of the Borden Foods ("BFC") and Wise Foods ("Wise") business units to affiliates of the Company. If BFC and Wise were transferred to affiliates, the Company contemplates that certain BFC and Wise entities would guarantee, or enter into other support arrangements with respect to, the Company's indebtedness under its $1.2 billion credit facility and the Company's other publicly held indebtedness.

18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

- ----------------------------------------------------------------------------------------------------------
1995 QUARTERS                               FIRST(1)         SECOND(2)         THIRD(3)          FOURTH(4)
- ----------------------------------------------------------------------------------------------------------
Net sales                                  $ 1,493.5         $ 1,486.6         $ 1,458.7         $ 1,505.2
- ----------------------------------------------------------------------------------------------------------
Gross profit (9)                               348.5             357.6             348.2             386.2
- ----------------------------------------------------------------------------------------------------------
Loss from continuing operations                (52.0)            (22.9)            (23.6)           (344.0)
- ----------------------------------------------------------------------------------------------------------
Discontinued operations:
 Income from operations                          8.1               0.4               0.4
 Reversal of disposal reserve                   37.9                                29.7
- ----------------------------------------------------------------------------------------------------------
Net (loss) income                               (6.0)            (22.5)              6.5            (344.0)
Preferred stock dividends                        0.0             (22.1)            (18.4)            (18.4)
- ----------------------------------------------------------------------------------------------------------
Net loss applicable to common stock             (6.0)            (44.6)            (11.9)           (362.4)
- ----------------------------------------------------------------------------------------------------------
Per share of common stock:
Loss from continuing operations                 (.29)             (.11)             (.12)            (1.73)
Discontinued operations:
 Income from operations                          .04
 Reversal of disposal reserve                    .22                                 .15
Net loss per common share                       (.03)             (.22)             (.06)            (1.82)
Dividends per preferred share                                     1.02              0.75              0.75
Market price range:
  Low                                             12
  High                                        13 5/8
- ----------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------------
1994 QUARTERS                                    FIRST(5)           SECOND(6)         THIRD(7)           FOURTH(8)
- ------------------------------------------------------------------------------------------------------------------
Net sales                                       $  1,423.5         $  1,549.1        $  1,608.2         $  1,680.6
- ------------------------------------------------------------------------------------------------------------------
Gross profit (9)                                     375.5              398.9             426.9              404.0
- ------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations              (5.2)               6.0             (79.1)            (487.9)
- ------------------------------------------------------------------------------------------------------------------
Discontinued operations:
  Income from operations                              11.0                5.1               7.3                3.8
  Loss on disposal                                                                        (58.7)
- ------------------------------------------------------------------------------------------------------------------
Net income (loss)                                      5.8               11.1            (130.5)            (484.1)
- ------------------------------------------------------------------------------------------------------------------
Per share of common stock:
Income (loss) from continuing
  operations                                          (.04)               .04              (.56)             (3.28)
Discontinued operations:
  Income from operations                               .08                .04               .05                .03
  Loss on disposal                                                                         (.41)
Net income (loss)                                      .04                .08              (.92)             (3.25)
Dividends per common share                           0.075              0.075             0.075              0.027
Market price range:
  Low                                                13 1/8             11 7/8                11             12 1/8
  High                                               18 3/8             13 7/8            14 1/4                 14
- -------------------------------------------------------------------------------------------------------------------

(1) First quarter 1995 sales before reclassification were $1,494.9. The loss from continuing operations before reclassification was $51.4. Results for the quarter were impacted by a $23.5 loss on an interest rate swap marked to market and a $22.0 loss on the sale of RJR Holdings shares.

(2) Second quarter 1995 sales before reclassification were $1,487.2. The loss from continuing operations before reclassification was $22.5. Results for the quarter were impacted by a $20.0 charge for loss on disposal of certain operations.

(3) Third quarter 1995 sales before reclassification were $1,474.8. Results for the quarter were impacted by a $20.0 charge for loss on disposal of a plant.

(4) Fourth quarter 1995 results include charges of $196.0 for estimated losses on the disposal of several businesses (see Note 2), and $178.0 for income tax expense primarily related to unremitted foreign earnings no longer considered permanently re-invested.

(5) First quarter 1994 sales before reclassification were $1,426.0. The loss from continuing operations before reclassification was $3.2.

(6) Second quarter 1994 sales before reclassification were $1,552.3. Income from continuing operations before reclassification was $7.5.

(7) Third quarter 1994 sales before reclassification were $1,624.5. Results for the quarter were impacted by $52.2 for merger-related expenses, $28.9 for the writeoff of cheese goodwill and $25.5 for the writedown of two partnership investments.

(8) Fourth quarter 1994 sales before reclassification were $1,544.0. The loss from continuing operations before reclassification was $484.0. Results for the quarter included charges of $263.8 for impairment writedowns and $111.8 for expenses related to the merger with affiliates of KKR , partially offset by a $63.0 pretax gain on the sale of a business.

(9) Gross profit is gross margin less distribution expense.

The 1995 and 1994 quarterly earnings per share amounts do not add to the annual amounts as a result of differences in average shares outstanding between the quarterly and annual calculations.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Shareholder of
Borden, Inc.
180 East Broad Street
Columbus, Ohio  43215

We have audited the accompanying consolidated balance sheet of Borden, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, shareholder's equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 1995 financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Columbus, Ohio
February 17, 1996

REPORT OF INDEPENDENT ACCOUNTANTS

Price Waterhouse LLP
The Huntington Center
41 South High Street
Columbus, Ohio 43215


Board of Directors and
Shareholders of Borden, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and of cash flows as of and for each of the two years in the period ended December 31, 1994 present fairly, in all material respects, the financial position, results of operations and cash flows of Borden, Inc. and its subsidiaries as of and for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Borden, Inc. for any period subsequent to December 31, 1994.

In 1993, the Company changed its method of accounting for postemployment benefits to conform with Statement of Financial Accounting Standards No. 112.

PRICE WATERHOUSE LLP
February 16, 1995, except as to paragraph 8 of Note 1 and paragraph 1 and the first sentence of paragraph 2 of Note 9, which are as of March 15, 1995

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

A Form 8-K was filed on February 21, 1995 reporting a change in accountants.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      Set forth below are the names and ages of the Directors and Executive Officers of the Company as of March 15, 1996 and the positions and offices with the Company presently held by each of them. Their terms of office extend to the next Annual Meeting of the Board of Directors or until their successors are elected.

                                                                                                       Served
                                                                               Age on                In Present
                                                                               Dec. 31,               Position
      Name                         Position & Office                             1995                  Since
- --------------           ------------------------------------                  --------              ---------
  C. R. Kidder           Chairman of the Board, Director,
                           Chief Executive Officer and President                  51                     1995
  H. R. Kravis           Director                                                 51                     1994
  A. Navab               Director                                                 30                     1994
  C. S. Robbins          Director                                                 37                     1994
  G. R. Roberts          Director                                                 52                     1994
  S. M. Stuart           Director                                                 36                     1994
  W. H. Carter           Executive Vice President and
                            Chief Financial Officer                               42                     1995
  R. L. de Ney           Executive Vice President-Corporate
                            Strategy and Development                              46                     1995
  R. C. Kesselman        Executive Vice President, Chairman-
                             Wise Foods and Elmer's Products                      52                     1995
  J. M. Saggese          Executive Vice President, Chairman and
                             Chief Executive Officer-Borden Chemical
                             Chairman - Borden Decorative Products                64                     1990
  D. A. Smith            Executive Vice President, Chairman and
                             Chief Executive Officer-Borden Foods                 49                     1995
  R. D. Kautto           Senior Vice President-Human Resources
                            and Corporate Affairs                                 50                     1995
  R. P. Starkman         Senior Vice President and Treasurer                      41                     1995
  T. V. Barr             Vice President and Director of Taxes                     52                     1995
  N. R. Iammartino       Vice President-Public Affairs                            48                     1995
  D. K. Roche            Vice President and General Auditor                       43                     1995
  E. G. Berndt           Secretary                                                43                     1996

C. Robert Kidder was elected a Director, Chairman of the Board and Chief Executive Officer of the Company on January 10, 1995. He was Chairman of the Board of Duracell International Inc. and Duracell, Inc. from August 1991 through October 1994 and served as Chairman of the Board and Chief Executive Officer of both companies from April 1992 through September 30, 1994, Chairman of the Board, President and Chief Executive Officer of both companies from August 1991 until April 1992, and President and Chief Executive Officer of both companies from June 1988 until August 1991. He is also a director of Duracell International Inc., and Dean Witter, Discover & Co. He is a member of the Executive Committee of the Borden Board.

Henry R. Kravis acted as Chairman of the Board of the Company from December 21, 1994 to January 10, 1995. He has been a General Partner of Kohlberg Kravis Roberts & Co. and KKR Associates, L.P. since its establishment. He is also a Director of American Re Corporation, AutoZone, Inc., Bruno's, Inc., Duracell International Inc., Flagstar Companies, Inc., Flagstar Corporation, IDEX Corporation, K-III Communications Corp., Owens-Illinois, Inc., Owens-Illinois Group, Inc., Safeway Inc., The Stop & Shop Companies, Inc., Union Texas Petroleum Holdings, Inc. and World Color Press, Inc. He is a member of the Executive Committee of the Borden Board. Messrs. Kravis and Roberts are first cousins.

Alexander Navab has been an Executive of Kohlberg Kravis Roberts & Co. since June 1993. He was employed by James D. Wolfensohn Incorporated, an investment banking firm, from September 1991 to June 1993. He is a member of the Audit Committee of the Borden Board.

Clifton S. Robbins has been a General Partner of Kohlberg Kravis Roberts & Co. and KKR Associates, L.P. since January 1995 and an Executive with Kohlberg Kravis Roberts & Co. since 1987. He is also a Director of Flagstar Companies, Inc., Flagstar Corporation, IDEX Corporation, and The Stop & Shop Companies, Inc. He is Chairman of the Compensation Committee and a member of the Executive Committee of the Borden Board.

George R. Roberts has been a General Partner of Kohlberg Kravis Roberts & Co. and KKR Associates, L.P. since its establishment. He is a Director of American Re Corporation, AutoZone, Inc., Duracell International Inc., Flagstar Companies, Inc., Flagstar Corporation, IDEX Corporation, K-III Communications Corp., Owens-Illinois, Inc., Owens-Illinois Group, Inc., Red Lion Properties, Inc., Safeway Inc., The Stop & Shop Companies, Inc., Union Texas Petroleum Holdings, Inc., and World Color Press, Inc. Messrs. Kravis and Roberts are first cousins.

Scott M. Stuart has been a General Partner of Kohlberg Kravis Roberts & Co. and KKR Associates, L.P. since January 1995 and an Executive with Kohlberg Kravis Roberts & Co. since 1986. He is also a Director of Duracell International Inc. and World Color Press, Inc. He is Chairman of the Audit Committe and is a member of the Executive and Compensation Committees of the Borden Board.

William H. Carter was elected Executive Vice President and Chief Financial Officer effective April 3, 1995. Prior to that, since 1987, he was a partner in Price Waterhouse LLP.

Richard L. de Ney was elected Executive Vice President-Corporate Strategy and Development effective February 16, 1995. He joined the Company on January 10, 1995 as Executive Vice President-Administration. Prior to that he was a Managing Director at Bear Stearns and Company, Inc. from 1987 to 1995.

Ronald C. Kesselman was elected Executive Vice President of the Company March 5, 1996. He serves as Chairman of the Wise Foods and Elmer's Products businesses. From June 1994 to July 1995 he was President of the Company's North American Snacks group. He joined the Company in January 1992 as Group Vice President for Food Service Products and later that year added responsibility for Seafood Products. Prior to joining the Company, from 1989 through 1991, he was a Senior Vice President with Mattel.

Joseph M. Saggese is Executive Vice President of the Company, Chairman and Chief Executive Officer of Borden Chemical and Chairman of Borden Decorative Products. Previously he served as President of Worldwide Packaging and Industrial Products since July 1, 1990. Prior to that he served as a Senior Group Vice President of the Packaging and Industrial Products Division Domestic and International since January 1, 1989. He has also served since July 1990 as Chairman, President and Chief Executive Officer of BCP Management, Inc., a wholly owned subsidiary of the Company and General Partner of Borden Chemicals and Plastics Limited Partnership.

Douglas A. Smith was elected Executive Vice President of the Company effective November 1, 1995 and serves as Chairman and Chief Executive Officer of Borden Foods. Prior to joining the Company, he served as President of Kraft Canada, Inc., formerly Kraft General Foods Canada, since 1991.

Randy D. Kautto has been Senior Vice President-Human Resources and Corporate Affairs effective February 16, 1995. He also serves as Chief Executive Officer of Borden Services. He joined the Company as Vice President-Human Resources on February 1, 1994. Prior to that he was Vice President-Employee Relations at Phillip Morris Companies, Inc. since 1992. Prior to that he was Vice President-Human Resources at General Foods U.S.A.

Ronald P. Starkman was elected Senior Vice President and Treasurer of the Company effective November 20, 1995. He was Senior Managing Director of Claremont Capital Group, Inc. from December 1994 to November 1995. Prior to that he was Senior Vice President-Investment Banking for Lehman Brothers from 1993 to 1994, and Vice President and Assistant Treasurer at American Express from 1986 to 1993.

Thomas V. Barr was elected Vice President and Director of Taxes February 16, 1995. He served as Assistant General Controller and Director of Taxes from 1989 to 1995.

Nicholas R. Iammartino has been Vice President-Public Affairs since February 16, 1995. He served as Director, Public Affairs since June 1994 and prior to that time as Director, External Communications from 1989.

Deborah K. Roche was elected Vice President and General Auditor of the Company effective October 1, 1995. From April 1992 to October 1995 she served in several capacities including interim Chief Information Officer, Manager of Financial Audit, and Director of Audit. Prior to that she was a Senior Manager with Price Waterhouse LLP.

Ellen German Berndt was elected Secretary of the Company effective January 1, 1996. She served as Assistant Secretary and Corporate Counsel from 1990-1995.

Item 11. Executive Compensation

The following table provides certain summary information concerning compensation of the Company's former and current Chief Executive Officers, the four other most highly compensated Executive Officers as of December 31, 1995 and one additional former Executive Officer of the Company (the "Named Executive Officers") for the periods indicated.

====================================================================================================================================
                                                               SUMMARY COMPENSATION TABLE
====================================================================================================================================
                                               ANNUAL COMPENSATION                   LONG TERM COMPENSATION
                                    =================================================================================
                                                                                    AWARDS                  PAYOUTS
                                                                           ==========================================
NAME AND                                                       (2)OTHER    RESTRICTED     SECURITIES       LONG TERM      (5)ALL
PRINCIPAL                                                       ANNUAL       STOCK        UNDERLYING       INCENTIVE       OTHER
POSITION                    YEAR    SALARY ($)    BONUS ($)  COMPENSATION   AWARD(S)    OPTIONS/LSARS     PLAN (LTIP)   COMPENSATION
                                                                 ($)          ($)            (#)          PAYOUTS ($)       ($)
- ------------------------------------------------------------------------------------------------------------------------------------
E R Shames                  1995        26,532       NONE    (3)50,506        NONE            NONE           NONE      (6) 2,242,972
Former President & Chief    1994       800,000       NONE       49,454        NONE         400,000           NONE      (7)    99,481
Executive Officer           1993    (1)318,485    200,000        9,065     (4)555,000      200,000           NONE      (8)    86,486
- ------------------------------------------------------------------------------------------------------------------------------------
C R Kidder                  1995       873,750    360,000       14,721        NONE            NONE           NONE      (9)    59,487
President & Chief
Executive Officer
- ------------------------------------------------------------------------------------------------------------------------------------
J M Saggese                 1995       390,833    340,393            0        NONE            NONE           NONE             60,757
Executive Vice President    1994       364,000    264,264        8,064        NONE          21,000           NONE             31,119
& President Borden          1993       364,000       NONE        2,991        NONE          14,000           NONE             35,761
Chemical
- ------------------------------------------------------------------------------------------------------------------------------------
W H Carter                  1995       262,500     96,250            0        NONE            NONE           NONE             14,962
Executive Vice President
& Chief Financial
Officer
- ------------------------------------------------------------------------------------------------------------------------------------
R L de Ney                  1995       339,792       NONE        5,253        NONE            NONE           NONE         (10)28,122
Executive Vice
President, Corporate
Strategy & Development
- ------------------------------------------------------------------------------------------------------------------------------------
A L Miller                  1995       362,708    289,355        6,191        NONE            NONE           NONE             62,101
Senior Vice President,      1994       345,000       NONE        5,806        NONE          15,750           NONE             34,710
General Counsel &           1993       345,000       NONE        2,869        NONE          10,500           NONE             42,559
Secretary
- ------------------------------------------------------------------------------------------------------------------------------------
R W Allen                   1995       450,000       NONE        3,736        NONE            NONE           NONE             29,739
Former Executive Vice
President & President
Dairy Division
====================================================================================================================================

(1)     INCLUDES $11,667 OF SALARY EARNED IN 1993 BUT PAID IN 1994.

(2)     CONSISTS OF TAX GROSS-UPS ONLY, UNLESS OTHERWISE NOTED.

(3) INCLUDES TAX GROSS-UPS OF $12,465 AND PERQUISITES PAID TO MR. SHAMES INCLUDING $15,000 FOR FINANCIAL COUNSELING AND $12,287 FOR AUTOMOBILE EXPENSE.

(4) REPRESENTS 30,000 SHARES OF RESTRICTED STOCK GRANTED 7/1/93, 25% OF WHICH VESTED ON 7/1/94 AND THE REMAINDER OF WHICH VESTED ON 12/20/94 UPON THE CHANGE OF CONTROL OF THE COMPANY. DIVIDENDS WERE PAYABLE ON SUCH STOCK.

(5)     ALL OTHER COMPENSATION CONSISTS OF THE FOLLOWING:

                                                 EXECUTIVE FAMILY           MATCHING              CAPITAL
                                                     SURVIVOR              CONTRIBUTIONS        ACCUMULATION
                                       YEAR     PROTECTION PLAN (a)      (RSP AND ESP) (b)        ACCOUNT (c)               TOTAL
                                       ----     -------------------      -----------------      -------------               -----
         E R Shames                    1995                  0                       0                   0                      0
                                       1994             37,605                  38,103               4,200                 79,908
                                       1993             13,219                  11,167               2,100                 26,486

         C R Kidder                    1995             17,475                  30,581               4,200                 52,256

         J M Saggese                   1995             31,776                  24,781               4,200                 60,757
                                       1994             15,905                  11,014               4,200                 31,119
                                       1993             16,122                  15,439               4,200                 35,761

         W H Carter                    1995              5,250                   6,562               3,150                 14,962


         R L de Ney                    1995              6,824                  11,943               4,200                 22,967

         A L Miller                    1995             26,928                  30,973               4,200                 62,101
                                       1994             16,758                  13,752               4,200                 34,710
                                       1993             19,863                  18,496               4,200                 42,559

         R W Allen                     1995             21,789                   3,750               4,200                 29,739


         (a) The Executive Family Survivor Protection Plan provides for a benefit of 2% of annual earnings each year (base pay and short-term incentive bonus) payable at termination, company provided death benefit of one times earnings and the cost of providing a preretirement annuity to a surviving spouse or dependent children upon death of the executive as an employee.

         (b) RSP and ESP refer to the Company's Retirement Savings Plan and the executive supplemental benefit plans, respectively.

         (c) The Capital Accumulation Account provides a benefit of $350 per month payable at termination in lieu of certain previously provided medical benefits.

(6) INCLUDES $1,934,596 IN TERMINATION PAY; $138,125 FOR STOCK OPTIONS; $120,251 IN RELOCATION EXPENSES AND $50,000 FOR OUTPLACEMENT SERVICES, ALL AS PROVIDED FOR IN HIS TERMINATION AGREEMENT.

(7)      INCLUDES $79,908 AS NOTED IN FOOTNOTE 5; AND $19,573 FOR MOVING
         EXPENSES.

(8) INCLUDES $26,486 AS NOTED IN FOOTNOTE 5; AND $60,000 FOR LEGAL FEES INCIDENT TO NEGOTIATION OF MR. SHAMES' 1993 EMPLOYMENT AGREEMENT.

(9)      INCLUDES $52,256 AS NOTED IN FOOTNOTE 5; AND $7,231 FOR MOVING
         EXPENSES.

(10)     INCLUDES $22,967 AS NOTED IN FOOTNOTE 5; AND $5,155 FOR MOVING
         EXPENSES.

The following table provides information on option/LSAR exercises during 1995 by the Named Executive Officers and the value of their unexercised options/LSARS at December 31, 1995.

============================================================================================================================
                             AGGREGATED OPTION/LSAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/LSAR VALUES
- ----------------------------------------------------------------------------------------------------------------------------
                                                         # OF SECURITIES UNDERLYING        (1) VALUE OF UNEXERCISED IN-THE-
                       SHARES                           UNEXERCISED OPTIONS/LSARS AT        MONEY OPTIONS/LSARS AT FISCAL
                     ACQUIRED ON         VALUE                 FISCAL YEAR END                       YEAR END ($)
                      EXERCISE          REALIZED        --------------------------------------------------------------------
NAME                     (#)              ($)

                                                        EXERCISABLE     UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE

- ----------------------------------------------------------------------------------------------------------------------------

E R Shames                0                0                 0                0                 0                 0

- ----------------------------------------------------------------------------------------------------------------------------

C R Kidder                0                0                 0                0                 0                 0

- ----------------------------------------------------------------------------------------------------------------------------

J M Saggese            16,600            32,384           121,600             0                (1)                0

- ----------------------------------------------------------------------------------------------------------------------------

W H Carter                0                0                 0                0                 0                 0

- ----------------------------------------------------------------------------------------------------------------------------

R L de Ney                0                0                 0                0                 0                 0

- ----------------------------------------------------------------------------------------------------------------------------

A L Miller              5,250             4,568              0                0                 0                 0

- ----------------------------------------------------------------------------------------------------------------------------

R W Allen              50,000            43,500              0                0                 0                 0

============================================================================================================================

(1) VALUE OF UNEXERCISED OPTIONS IS UNDETERMINABLE AS THE COMPANY'S STOCK IS NO LONGER PUBLICLY TRADED.

The Long-Term Incentive Plans - Awards in Last Fiscal Year table has been eliminated since no awards were made under the Company's long-term incentive plan to any of the Named Executive Officers in 1995.

The Option/LSAR Grants in Last Fiscal Year table has been eliminated since there were no option/LSAR grants during 1995 to the Named Executive Officers.

                               RETIREMENT BENEFITS

The Borden Employees Retirement Income Plan ("ERIP") for salaried employees was amended as of January 1, 1987 to provide benefit credits of 3% of earnings which are less than the Social Security wage base for the year plus 6% of earnings in excess of the wage base and an additional 1.5% and 3% respectively for certain older employees. Earnings include annual incentive awards paid currently but exclude any long-term incentive awards. Benefits for service through December 31, 1986 are based on the plan formula then in effect and have been converted to opening balances under the plan. Both opening balances and benefit credits receive interest credits at one-year Treasury bill rates until the participant commences receiving benefit payments. For the year 1995, the interest rate was 6.48%.

The Company's supplemental pension plan provides for a grandfathering of benefits for certain key employees as of January 1, 1983, including certain Executive Officers, that, generally speaking, provide for the payment of any shortfall if the sum of (a) the pension actually payable on retirement under the ERIP (and any excess or supplemental plans), together with (b) the amount (converted to a pension equivalent) attributable to Company contributions that would be standing to the employee's credit at retirement under the Company's Retirement Savings Plan if the employee had contributed at the maximum permitted rate eligible for Company matching from December 31, 1983 until retirement, does not equal or exceed the sum of (c) the retirement income calculated on the basis of the December 31, 1982 ERIP pension formula (with certain adjustments), and
(d) the amount (converted to a pension equivalent) attributable to company contributions (equal to 3.3% of compensation) that would be standing to the employee's credit at retirement had the Company's Retirement Savings Plan as in effect on January 1, 1983 been in effect continuously to retirement. The projected pension figures for A.L. Miller and J.M. Saggese appearing at the end of this section include the effect of the foregoing grandfathering.

The ERIP contains additional transitional provisions for employees who met certain age and service requirements on January 1, 1987. The transitional minimum benefit is a final average pay benefit for service prior to 1988 plus a career average pay benefit based on each year's earning for years 1988 through 1996 (1% of each year's earnings up to the Social Security wage base plus 1-1/2% of excess).

Benefits vest on a graded five-year schedule for employees hired prior to July 1, 1990. Benefits vest after completion of five years of employment for employees hired on or after July 1, 1990.

The Company has supplemental plans which will provide those benefits which are otherwise produced by application of the ERIP formula, but which, under Section 415 or Section 401 (a)(17) of the Internal Revenue Code, are not permitted to be paid through a qualified plan and its related trust.

The supplemental plan also provides a pension benefit using the ERIP formula based on deferred incentive compensation awards and certain other deferred compensation, which are not considered as part of compensation under the ERIP.

The total projected annual benefits payable under the formulas of the ERIP at age 65 without regard to the Section 415 or 401(a)(17) limits and recognizing supplemental pensions as described above, are as follows for the Named Executive Officers of the Company in 1995: R. W. Allen - $58,963, W. H. Carter - $86,729,
C. R. Kidder - $118,995, A. L. Miller - $196,038 (reflecting accrual of benefits through 1/31/98 and immediate commencement), J. M. Saggese - $219, 677, and R.
L. de Ney - $66,270. E.R. Shames will receive no benefit under the ERIP but will have a supplemental pension benefit payable under his employment agreement of $100,000 per year at ages 65 through 68.

                            COMPENSATION OF DIRECTORS

Each Director who is not currently an employee of the Company receives an annual retainer of $45,000. Directors who are also employees of the Company receive no remuneration for serving as directors.

The Company assumed the payment of premiums for group life insurance in the amount of $100,000 for two non-employee Directors for three months during 1995, the total cost of which was $241.50.

Former Directors who were not employees of the Company are provided, upon attaining age 70, annual benefits through a funded grantor trust equal to their final annual retainer if they served in at least three plan years. Such benefits can continue for up to fifteen years.

                           EMPLOYMENT, TERMINATION AND
                         CHANGE IN CONTROL ARRANGEMENTS

The Company had an employment agreement, which was amended several times, with Mr. Shames, its former Chief Executive Officer, from June 1993 until his resignation of employment with the Company in January 1995, when his employment agreement was replaced by a termination agreement. Under the agreement, upon termination, in accordance with the Company's obligations under prior agreements, (a) he is provided a severance and benefit payment of $170,196 on January 31, 1995, monthly amounts of $160,400 commencing March 1, 1995 through December 1, 1997 and a final payment of $108,658 on January 1, 1998, (b) he will continue under Company medical, executive benefits and perquisite programs through December 20, 1997, (c) he will be reimbursed for loss on his home, relocation and moving expenses and (d) if any excise tax (under Section 4999 of the Internal Revenue Code) is imposed in respect of any payments due Mr. Shames under his prior CORE Arrangement (as described below), the Company will pay him an amount that will net him the same sum as he would have received if the excise tax did not apply. As a result of the Company's change in control, Mr. Shames became vested in 22,500 restricted shares of the Company's common stock which otherwise would have vested one third each year beginning July 1, 1995. The change in control also accelerated the vesting of Mr. Shames' options. As provided in prior agreements, Mr. Shames will be paid a pension of $100,000 a year for four years beginning at age 65. Finally, Mr. Shames also received reimbursement of counsel fees, certain office and secretarial expenses and an amount in lieu of outplacement expenses.

The Company has a salary continuance arrangement (the "CORE Arrangement") with a number of key employees and Executive Officers, including Messrs, Saggese and Miller ("CORE members"), which provides after a change in control, for payments for two to three years from the date of the change in control, but not less than for one year, if employment is terminated without cause during that period. The payments include salary, bonus and other compensation and benefits. Payments could be reduced or eliminated by compensation earned from other specified employment. Arrangements have also been made for payment by the Company, upon certain conditions, of the legal expenses of these employees if they are required to enforce the provisions of their CORE Arrangements. If any excise tax (under Sec. 4999 of the Internal Revenue Code) is imposed in respect of payments under the CORE Arrangement, the Company will pay to such Officers an amount that will net the Officers the same sum as they would have retained if the excise tax did not apply. As of December 31, 1995, there were five CORE members.

Mr. Miller, a CORE member and Executive Officer since 1977, retired effective December 31, 1995. Pursuant to a separation agreement which supersedes his CORE Arrangement, he will receive termination pay of $676,500 per annum and the continuation of executive and other employee benefits and perquisites through January 20, 1998.

Mr. Allen, a CORE member since 1993, resigned effective December 15, 1995. Pursuant to a separation agreement which supersedes his CORE Arrangement, he will receive termination pay of $877,500 per annum and the continuation of executive and other employee benefits and perquisites through January 21, 1998.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        Messrs. Robbins and Stuart became members of the Compensation Committee on December 21, 1994. Both gentlemen are general partners of KKR Associates, L.P. See "Certain Relationships and Related Transactions."

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information regarding the beneficial ownership of Borden Common Stock as of March 14, 1996 by (a) persons known to Borden to be the beneficial owners of more than five percent of the outstanding Borden Common Stock, (b) each director of Borden, (c) each of the Named Executive Officers of Borden during the 1995 fiscal year of Borden and (d) all directors and executive officers of Borden as a group. Except as otherwise noted, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.

      Name of                                          Beneficial Ownership
 Beneficial Owner                                     of Borden Common Stock
 ----------------                                     ----------------------
                                                       Shares         Percent
                                                       ------         -------

KKR Associates (1)                                  198,974,994        100.0
   9 West 57th Street
   New York, New York 10019
C. Robert Kidder                                             --          *
Henry R. Kravis (1)                                          --          *
George R. Roberts (1)                                        --          *
Clifton R. Robbins (1)                                       --          *
Scott M. Stuart (1)                                          --          *
Alexander Navab                                              --          *
Ervin R. Shames                                              --          *
William H. Carter                                            --          *
Richard L. de Ney                                            --          *
Robert W. Allen                                              --          *
Allan L. Miller                                              --          *
Joseph M. Saggese (2)                                   121,600          *
All Directors and Executive Officers
   as a group (2)(3)                                    196,550          *

- ---------------
 *    Less than 1.0%

(1) Shares of Borden Common Stock shown as beneficially owned by KKR Associates include shares owned of record by the limited partnerships of which KKR Associates is the sole general partner and as to which it possesses sole voting and investment power, including the Partnership. KKR Associates is a limited partnership of which Messrs. Saul A. Fox, Edward
      A. Gilhuly, Perry Golkin, James H. Greene, Henry R. Kravis, Robert I. MacDonnell, Michael N. Michelson, Paul E. Raether, Clifton S. Robbins, George R. Roberts, Scott M. Stuart and Michael T. Tokarz are the general partners. Such persons may be deemed to share beneficial ownership of the shares shown as owned by KKR Associates. The foregoing persons disclaim beneficial ownership of any such shares.

(2) Represents shares of Borden Common Stock that can be acquired within 60 days, pursuant to outstanding employee Stock Options.

(3) The percentage owned has been indicated where the percentage exceeds 1.0%. Pursuant to Rule 13d-3, Stock Options that are presently exercisable or exercisable within 60 days after March 14, 1996 which are owned by each individual are deemed to be outstanding for purposes of computing the percentage of shares of Borden Common Stock owned by that individual. Therefore, each percentage is computed based on the sum of (i) the shares actually outstanding as of March 14, 1996 and (ii) the number of Stock Options exercisable within 60 days of March 14, 1996 owned by that individual or entity whose percentage of share ownership is being computed, but not taking account of the exercise of Stock Options by any other person or entity.

Item 13. Certain Relationships and Related Transactions

The Company made a loan of $400,000 in 1995 to Mr. Kautto, Sr. Vice President-Human Resources, in the form of a note bearing interest at prime. Accrued interest is waived each year on the anniversary of the note if Mr. Kautto remains employed. Principal payments targeted at $133,333 each are due annually after three years. The amount of each annual payment due is increased or decreased on formula based on the amount that his annual bonus earned in the prior year differs from his targeted bonus. The entire principal and unwaived interest are due upon termination of employment. The loan is secured by any contractual payments due to Mr. Kautto from the Company.

All of the Company's common stock is owned by an affiliate of KKR Associates, a New York limited partnership of which Messrs. Saul A. Fox, Edward A. Gilhuly, Perry Golkin, James H. Greene, Henry R. Kravis, Robert I. MacDonnell, Michael N. Michelson, Paul E. Raether, Clifton S. Robbins, George R. Roberts, Scott M. Stuart and Michael T. Tokarz are the general partners. KKR

Associates has sole voting and investment power with respect to such shares. Messrs. Kravis, Robbins, Roberts and Stuart are directors of the Company.

KKR renders management, consulting and financial services to the Company and its subsidiaries for an annual fee of $10 million, payable quarterly in arrears. Messrs. Kravis, Roberts, Robbins and Stuart are general partners of KKR and Mr. Navab is an executive of KKR.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   List of documents filed as part of this report

         1.    Financial Statements

               All financial statements of the registrant are set forth under
               Item 8 of this Report on Form 10-K.

         2.    Financial Statement Schedules

               Financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

         3.    Exhibits

               Executive Compensation Plans and Arrangements are listed herein at Exhibits (10)(xi) through (10)(xxiv).

                         (3)(i) Restated Certificate of Incorporation dated March 14, 1995 and Certificate of Amendment of Restated Certificate of Incorporation dated June 23, 1995, both incorporated herein by reference from Exhibit (3) to the June 30, 1995 Form 10-Q.

                           (ii) By-Laws incorporated herein by reference from Exhibit (3)(ii) to the 1994 Form 10-K Annual Report.

                         (4)(i) Form of Indenture dated as of January 15, 1983, as supplemented by the First Supplemental Indenture dated as of March 31, 1986 relating to the $200,000,000 8-3/8%
                                   Sinking Fund Debentures due 2016,
                                   incorporated herein by reference from
                                   Exhibits 4(a) and (b) to Amendment No. 1 to
                                   Registration Statement on Form S-3, File No.
                                   33-4381.

                           (ii) Form of Indenture dated as of December 15, 1986, as supplemented by the First Supplemental Debenture dated as of December 15, 1986 relating to the $315,000,000 Medium Term Notes, Series A, incorporated herein by reference from Exhibits 4(a) through (d) to Amendment No. 1 to Registration Statement on Form S-3, File No. 33-8775.

                          (iii) Form of Indenture dated as of December 15, 1987, as supplemented by the First Supplemental Indenture dated as of December 15, 1987 and the Second Supplemental Indenture dated as of February 1, 1993, incorporated herein by reference from Exhibits 4(a) through (d) to Registration Statement on Form S-3, File No. 33-45770, relating to the following Debentures and
                                   Notes:

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

                                   (vii)  Form of Indenture relating to
                                          Subordinated Securities incorporated
                                          herein by reference from Exhibit 4.2
                                          to the Company's Registration
                                          Statement on Form S-3, File No. 33-
                                          57577.

                                  (viii)  Agreement dated February 15, 1995
                                          among Whitehall Associates, L.P., KKR
                                          Partners II, L.P., and the Company,
                                          incorporated herein by reference to
                                          Exhibit 10(viii) of the Company's 1994
                                          Form 10-K Annual Report.

                                    (ix)  Agreement dated March 15, 1995 among
                                          Whitehall Associates, L.P., KKR
                                          Partners II, L.P., and the Company,
                                          incorporated herein by reference to
                                          Exhibit 10(ix) to the Company's 1994
                                          Form 10-K Annual Report.

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

                                     (v)  Third Amendment to the Merger
                                          Agreement, dated as of January 4, 1995
                                          incorporated herein by reference to
                                          Exhibit 10(v) to the Company's 1994
                                          Form 10-K Annual Report.

                                    (vi)  Credit Agreement dated as of December
                                          15, 1994 among Borden, Inc., as
                                          Borrower, and the lenders named
                                          therein, Citibank, N.A., as
                                          Administrative Agent, and BT
                                          Securities Corporation, Chemical
                                          Securities, Inc., Citicorp Securities,
                                          Inc. and Credit Suisse, as Arrangers
                                          incorporated herein by reference from
                                          Exhibit 99.93 to Amendment No. 9 to
                                          the Company's
                                          Solicitation/Recommendation Statement
                                          on Schedule 14D-9, dated December 20,
                                          1994.

                                   (vii)  Amendment and Consent dated as of
                                          March 27, 1995 to the Credit Agreement
                                          dated as of December 15, 1994 among
                                          Borden, Inc., the lenders named
                                          therein, Citibank, N.A. as
                                          Administrative Agent, and BT
                                          Securities Corporation, Chemical
                                          Securities, Inc., Citicorp Securities,
                                          Inc., and Credit Suisse, as Arrangers.

                                  (viii) Amendment No. 2 dated June 27, 1995 to the Credit Agreement dated as of December 15, 1994 among Borden, Inc. and the lenders named therein, Citibank, N.A. as Administrative Agent, and BT Securities Corporation, Chemical Securities, Inc., Citicorp

                                          Securities, Inc., and Credit Suisse as
                                          Arrangers, incorporated herein by
                                          reference from Exhibit (4)(i) to the
                                          Company's June 30, 1995 Form 10-Q.

                                    (ix)  Second Amended and Restated Credit
                                          Agreement dated as of December 15,
                                          1994 among T.M. Investors Limited
                                          Partnership, as Borrower, and the
                                          banks named therein, as Banks,
                                          Citibank, N.A., as Administrative
                                          Agent, Bankers Trust Company, Chemical
                                          Bank, Citibank, N.A. and Credit
                                          Suisse, as Lead Managing Agents, and
                                          BT Securities Corporation, Chemical
                                          Securities Inc., Citicorp Securities,
                                          Inc. and Credit Suisse, as Arrangers
                                          (Borden does not control T.M.
                                          Investors Limited Partnership and this
                                          exhibit has been furnished to Borden
                                          voluntarily at Borden's request)
                                          incorporated herein by reference from
                                          Exhibit 99.94 to Amendment No. 9 to
                                          the Company's
                                          Solicitation/Recommendation Statement
                                          on Schedule 14D-9, dated December 20,
                                          1994.

                                     (x)  Amendment and Consent dated as of June
                                          27, 1995 to the Second Amended and
                                          Restated Credit Agreement dated as of
                                          December 15, 1994 among T.M. Investors
                                          Limited Partnership and the lenders
                                          named therein, Citibank, N.A. as
                                          Administrative Agent, BT Securities
                                          Corporation, Chemical Securities,
                                          Inc., Citicorp Securities, Inc., and
                                          Credit Suisse as Arrangers,
                                          incorporated herein by reference from
                                          Exhibit (4)(ii) to the Company's June
                                          30, 1995 Form 10-Q. (Borden does not
                                          control T.M. Investors Limited
                                          Partnership and this exhibit has been
                                          furnished to Borden voluntarily at
                                          Borden's request).

                                    (xi)  1994 Management Incentive Plan
                                          incorporated by reference to Exhibit
                                          10(iv) to the Company's 1993 Form 10-K
                                          Annual Report.

                                   (xii) Amendment to 1994 Management Incentive Plan.

                                  (xiii) 1994 Stock Option Plan incorporated by reference to Exhibit 10(v) to the 1993 Form 10-K Annual Report.

                                   (xiv)  Executive Family Survivor Protection
                                          Plan as amended through December 9,
                                          1993 incorporated by reference to
                                          Exhibit 10(vi) to the 1993 Form 10-K
                                          Annual Report.

                                    (xv)  Executives Excess Benefits Plan as
                                          amended through December 9, 1993
                                          incorporated by reference to Exhibit
                                          10(vii) to the 1993 Form 10-K Annual
                                          Report.

                                   (xvi)  Executives Supplemental Pension Plan
                                          as amended through December 9, 1993
                                          incorporated by reference to Exhibit
                                          10(viii) to the 1993 Form 10-K Annual
                                          Report.

                                  (xvii) Advisory Directors Plan, incorporated herein by reference from Exhibit 10(viii) to the 1989 Form 10-K Annual Report.

                                 (xviii)  Advisory Directors Plan Trust
                                          Agreement, incorporated herein by
                                          reference from Exhibit 10(ix) to the
                                          1988 Form 10-K Annual Report.

                                   (xix)  Supplemental Benefit Trust Agreement
                                          as amended through December 9, 1993
                                          incorporated by reference to Exhibit
                                          10(xi) to the 1993 Form 10-K Annual
                                          Report.

                                    (xx)  Amendment to Supplemental Benefit
                                          Trust Agreement dated November 15,
                                          1994 incorporated herein by reference
                                          to Exhibit 10(xvi) to the Company's
                                          1994 Form 10-K Annual Report.

                                   (xxi)  Form of Indemnification Letter
                                          Agreements entered into with former
                                          Directors of the Company, incorporated
                                          herein by reference from Exhibit
                                          10(xii) to the 1988 Form 10-K Annual
                                          Report.

                                  (xxii) Form of Letter Agreement entered into with all holders of stock appreciation rights, incorporated herein by reference from Exhibit 10(xiii) to the 1989 Form 10-K Annual Report.

                                 (xxiii)  (a)  Agreement with Mr. A. S. D'Amato,
                                               Chairman and Chief Executive
                                               Officer, incorporated herein by
                                               reference from Exhibit 10(i) to
                                               the June 30, 1993 Form 10-Q.

                                          (b)  Amendment to Agreement with Mr.
                                               A. S. D'Amato, incorporated
                                               herein by reference from Exhibit
                                               10(i) to the September 30, 1993
                                               Form 10-Q.

                                          (c)  Supplement to Agreement with Mr.
                                               A. S. D'Amato incorporated by
                                               reference to Exhibit 10(xiv) (a)
                                               to the 1993 Form 10-K Annual
                                               Report.

                                          (d)  Agreement with Mr. E. R. Shames,
                                               President and Chief Operating
                                               Officer, incorporated herein by
                                               reference from Exhibit 10(ii) to
                                               the June 30, 1993 Form 10-Q.

                                          (e)  Description of Amendment to
                                               Agreement with Mr. E. R. Shames
                                               incorporated by reference to
                                               Exhibit 10(xiv)(e) to the 1993
                                               Form 10-K Annual Report.

                                          (f)  Description of Amendment to
                                               Agreement with Mr. E. R. Shames
                                               incorporated by reference to
                                               Exhibit 10(i) to the Company's
                                               June 30, 1994 Form 10-Q.

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

                                          (h)  Agreement with Mr. L. O. Doza
                                               dated June 2, 1994 incorporated
                                               by reference to Exhibit 10(ii) to
                                               the June 30, 1994 Form 10-Q.

                                          (i)  Description of arrangement with
                                               C. Robert Kidder, Chairman of the
                                               Board and Chief Executive Officer
                                               incorporated herein by reference
                                               to Exhibit 10(i) to the Company's
                                               1994 Form 10-K Annual Report.

                                          (j)  Agreement with Mr. J. C. Van
                                               Meter, Executive Vice President
                                               and Chief Financial Officer,
                                               dated July 7, 1994 incorporated
                                               herein by reference to Exhibit
                                               10(j) to the Company's 1994 Form
                                               10-K Annual Report.

                                          (k)  Termination Agreement with Mr. E.
                                               R. Shames dated as of January 10,
                                               1995 incorporated herein by
                                               reference to Exhibit 10(k) to the
                                               Company's 1994 Form 10-K Annual
                                               Report.

                                          (l)  Summary of terms of employment
                                               for Mr. Morris and letter dated
                                               November 4, 1994 to Mr. Morris
                                               regarding special severance
                                               arrangements incorporated herein
                                               by reference to Exhibit 10(l) to
                                               the Company's 1994 Form 10-K
                                               Annual Report.

                                          (m)  Letter agreement with Mr. Kautto
                                               dated January 19, 1994
                                               incorporated herein by reference
                                               to Exhibit 10(m) to the Company's
                                               1994 Form 10-K Annual Report.

                                          (n)  Summary of Terms of Employment
                                               for W.H. Carter.

                                          (o)  Termination Agreement with A.L.
                                               Miller dated May 1, 1995,
                                               incorporated herein by reference
                                               to Exhibit 10 to the Company's
                                               June 30, 1995 Form 10-Q.

                                          (p)  Termination Agreement with R.L.
                                               Allen dated January 3, 1996.

                                  (xxiv)  Executive Perquisite Benefits Plan
                                          dated January 1, 1996.

                                   (xxv)  Second Amended and Restated Deposit
                                          Agreement, dated February 16, 1993
                                          among Borden Chemicals and Plastics
                                          Limited Partnership, Society National
                                          Bank, Borden, Inc.

                                          and BCP Management, Inc., incorporated
                                          herein by reference from Exhibit
                                          10(xviii) to the 1992 Form 10-K Annual
                                          Report.

                                  (xxvi) Notes Prepayment Agreement dated as of December 15, 1994 between Borden Chemicals and Plastics Operating Limited Partnership and the Company incorporated herein by reference to
                                          Exhibit 10(xxi) of the Company's 1994
                                          Form 10-K Annual Report.

                                 (xxvii)  Prepayment Terms Agreement dated as
                                          of December 15, 1994 among Borden
                                          Chemicals and Plastics Operating
                                          Limited Partnership, The Prudential
                                          Insurance Company of America,
                                          Metropolitan Life Insurance Company,
                                          Metropolitan Insurance and Annuity
                                          Company and the Company incorporated
                                          herein by reference to Exhibit
                                          10(xxii) of the Company's 1994 Form
                                          10-K Annual Report.

                                (xxviii)  Purchase Agreement dated February
                                          16, 1995 among RJR Nabisco Holdings
                                          Corp., Goldman, Sachs & Co., and the
                                          Company incorporated herein by
                                          reference to Exhibit 10(xxiii) of the
                                          Company's 1994 Form 10-K Annual
                                          Report.

                                  (xxix) Consulting Agreement dated August 21, 1995 incorporated herein by reference to Exhibit 10 to the Company's September 30, 1995 Form 10-Q.

                                    (12)  Calculation of Ratio of Earnings to
                                          Fixed Charges.

                                    (21)  Subsidiaries of Registrant.

                                 (23)(i)  Accountants' Consent.

                                    (ii)  Accountants' Consent.

                                    (27)  Financial Data Schedule.

(b) Reports on Form 8-K

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

                       BORDEN, INC.

                       By /s/ William H. Carter
                          ---------------------------------------------
                          William H. Carter, Executive Vice President
                          and Chief Financial Officer
                          (Principal Financial and Principal Accounting Officer)

Date:  March 28, 1996

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on the date set forth above.

           Signature                  Title
           ---------                  -----

     /s/ C. Robert Kidder             Chairman of the Board and
- ------------------------------
        (C. Robert Kidder)            Chief Executive Officer

     /s/ Henry R. Kravis              Director
- ------------------------------
        (Henry R. Kravis)

    /s/ George R. Roberts             Director
- ------------------------------
       (George R. Roberts)

    /s/ Clifton S. Robbins            Director
- ------------------------------
       (Clifton S. Robbins)

    /s/ Scott M. Stuart               Director
- ------------------------------
       (Scott M. Stuart)

    /s/ Alexander Navab               Director
- ------------------------------
       (Alexander Navab)