Form 10-Q
period 1996-03-31
BORDEN INC
filed 1996-05-13
CIK 13239

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D. C.  20549

                                   FORM 10-Q



  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ----   EXCHANGE ACT OF 1934

  For the quarterly period ended           March 31, 1996
                                 ---------------------------------------

Commission file number                   1-71
                       -------------------------------------------------



                                  BORDEN, INC.


             New Jersey                                     13-0511250
- -----------------------------------------           --------------------------
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)

                   180 East Broad Street, Columbus, OH  43215
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
Yes  X   No
   -----   -----

Number of shares of common stock, $0.01 par value, outstanding as of the close
of business on May 10, 1996:    198,974,994

____________________________________________________________________________________________________________________________________
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)

BORDEN, INC

                                                                                      Three Months Ended
                                                                                            March 31,
                                                                               --------------------------------
(In millions, except per share data)                                             1996                   1995
- ---------------------------------------------------------------------------------------------------------------
Net sales                                                                      $ 1,430.4            $ 1,493.5
Cost of goods sold                                                                 987.6              1,052.5
                                                                               ---------             --------

Gross margin                                                                       442.8                441.0
                                                                               ---------             --------

Distribution expense                                                                89.9                 92.5
Marketing expense                                                                  255.2                253.1
General & admin. expense                                                            73.8                 79.7
Gain on divestiture                                                                (82.9)
                                                                               ---------         ------------

Operating income                                                                   106.8                 15.7
                                                                              ----------           ----------

Interest expense                                                                    27.5                 46.2
Minority interest                                                                    1.0                 11.7
Other (income) expense                                                              (8.4)                38.1
                                                                             -----------           ----------
Income (loss) from continuing operations
         before income taxes                                                        86.7                (80.3)
Income tax expense (benefit)                                                        42.4                (28.3)
                                                                              ----------            ---------

Income (loss) from continuing operations                                            44.3                (52.0)
                                                                              ----------            ---------
Discontinued operations:
         Income from operations                                                                           8.1
         Income from disposal                                                                            37.9
                                                                          --------------           ----------

Net income (loss)                                                                   44.3                 (6.0)
Preferred stock dividends                                                          (18.4)
                                                                             -----------        -------------

Net income (loss) applicable to common stock                                $       25.9         $       (6.0)
                                                                             ===========          ===========

________________________________________________________________________________________________________
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED) (continued)

BORDEN, INC
                                                                                Three Months Ended
                                                                                    March 31,
                                                                          -----------------------------
(In millions, except per share data)                                      1996                  1995
- --------------------------------------------------------------------------------------------------------
Share Data
- ----------

Income (loss) from continuing operations                                $     .22            $    (.29)

Discontinued operations:
         Income from operations                                                                    .04
         Income from disposal                                                                      .22
                                                                        ---------           ----------

Net income (loss)                                                             .22                 (.03)
Preferred stock dividends                                                    (.09)
                                                                        ---------           ----------

Net income (loss) per common share                                      $     .13            $    (.03)
                                                                        =========           ==========

Dividends per preferred share                                            $   0.75

Average number of common shares outstanding
         during the period                                                  199.0                177.3

- --------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements


___________________________________________________________________________________________________________________________________
CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

BORDEN, INC.
(In millions)
                                                                               March 31,          December 31,
                                                                            --------------       -------------
ASSETS                                                                            1996               1995
- --------------------------------------------------------------------------------------------------------------
CURRENT          Cash and equivalents                                          $   146.4           $    146.2
ASSETS           Accounts receivable (less allowance
                   for doubtful accounts of $25.6 and $24.8,
                   respectively)                                                   679.9                660.1
                 Inventories:
                   Finished and in-process goods                                   337.4                336.2
                   Raw materials and supplies                                      176.6                184.1
                 Other current assets                                              141.5                194.6
                                                                               ---------            ---------
                                                                                 1,481.8              1,521.2
                                                                               ---------            ---------

- -------------------------------------------------------------------------------------------------------------

INVESTMENTS      Investments in and advances to
AND OTHER          affiliated companies                                             34.2                 36.7
ASSETS           Deferred income taxes                                             318.8                344.1
                 Other assets                                                      110.9                110.2
                                                                               ---------            ---------
                                                                                   463.9                491.0
                                                                               ---------            ---------
- -------------------------------------------------------------------------------------------------------------

PROPERTY         Land                                                               92.9                 93.6
AND              Buildings                                                         555.7                562.4
EQUIPMENT        Machinery and equipment                                         1,997.2              1,968.7
                                                                               ---------            ---------
                                                                                 2,645.8              2,624.7
                 Less accumulated depreciation                                  (1,481.5)            (1,465.8)
                                                                               ---------            ---------
                                                                                 1,164.3              1,158.9
                                                                               ---------            ---------
- --------------------------------------------------------------------------------------------------------------

INTANGIBLES      Intangibles resulting from
                   business acquisitions                                           608.0                616.4
                                                                               ---------            ---------

- -------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                   $ 3,718.0            $ 3,787.5
                                                                               =========            =========
- -------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements


___________________________________________________________________________________________________________________
CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

BORDEN, INC.
(In millions)
                                                                                 March 31,            December 31,
                                                                              -------------          ------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                               1996                  1995
- ------------------------------------------------------------------------------------------------------------------
CURRENT            Debt payable within one year                               $    109.5            $   140.4
LIABILITIES        Accounts and drafts payable                                     484.9                478.7
                   Restructuring reserve                                            14.8                 15.5
                   Income taxes                                                    179.8                181.7
                   Other current liabilities                                       772.0                764.8
                                                                               ---------            ---------
                                                                                 1,561.0              1,581.1
                                                                                --------             --------

- ------------------------------------------------------------------------------------------------------------------

OTHER              Long-term debt                                                1,159.0              1,211.8
                   Deferred income taxes                                            44.4                 45.3
                   Non-pension postemployment
                       benefit obligations                                         324.4                331.8
                   Other long-term liabilities                                     105.5                116.0
                   Minority interest                                                33.7                 33.0
                                                                              ----------           ----------
                                                                                 1,667.0              1,737.9
                                                                                --------             --------


                   Commitments and Contingencies
- ------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS'      Preferred Stock - Issued 24,574,751                             614.4                614.4
EQUITY             Common stock - $0.01 par value
                       Authorized 300,000,000 shares
                       Issued 198,974,994                                            2.0                  2.0
                   Paid in capital                                                 312.7                312.7
                   Accumulated translation adjustment                             (134.0)              (129.6)
                   Minimum pension liability and other                            (107.9)              (107.9)
                   Retained earnings (deficit)                                    (197.2)              (223.1)
                                                                                --------             --------
                                                                                   490.0                468.5
                                                                               ---------            ---------

- ------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $  3,718.0            $ 3,787.5
                                                                               =========             ========
- ------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

______________________________________________________________________________________________________________
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

BORDEN, INC.
                                                                                 Three Months Ended
                                                                                       March 31,
                                                                           -------------------------------
(In millions)                                                                1996                   1995
- --------------------------------------------------------------------------------------------------------------
CASH FLOWS            Net income (loss)                                    $      44.3        $      (6.0)
FROM (USED IN)        Adjustments to reconcile net income (loss) to net
OPERATING                cash from operating activities:
ACTIVITIES            Reversal of reserve for loss on disposal
                         of discontinued operations                                                 (54.6)
                      Depreciation and amortization                               37.5               38.8
                      Gain on divestiture                                        (82.9)
                      Unrealized (gain) loss on interest rate swap                (7.9)              23.5
                      Loss on sale of investment                                                     22.0
                      Write-off deferred financing costs                                             11.1
                      Restructuring                                               (3.0)              (9.1)
                      Net change in assets and liabilities:
                         Trade receivables                                       (37.2)             (11.4)
                         Inventories                                               6.3              (21.8)
                         Trade payables                                            5.0               (8.2)
                         Current and deferred taxes                               35.9              (32.2)
                         Other assets                                            (32.9)              (4.5)
                         Other liabilities                                        50.9                6.5
                         Discontinued operations                                                      7.7
                                                                           -----------        -----------
                                                                                  16.0              (38.2)
                                                                           -----------        -----------
- --------------------------------------------------------------------------------------------------------------


CASH FLOWS            Sale of investment in RJR Nabisco Holdings                                    282.1
FROM                  Capital expenditures                                       (48.3)             (30.0)
INVESTING             Divestiture of businesses                                  134.6
ACTIVITIES            Purchase of businesses                                                         (6.4)
                                                                           -----------        -----------
                                                                                  86.3              245.7
                                                                           -----------        -----------
- --------------------------------------------------------------------------------------------------------------


CASH FLOWS            Decrease in receivables sold                                                 (250.0)
(USED IN) FROM        Reduction in short-term debt                               (30.9)            (180.2)
FINANCING             Reduction in long-term debt                                (53.4)            (306.3)
ACTIVITIES            Long-term debt financing                                     0.6              250.3
                      Reduction in minority interest                                               (471.3)
                      Equity contribution                                                           994.7
                      Dividends paid                                             (18.4)
                      Issuance of stock under stock options
                       and benefits and awards plans                                                  3.6
                                                                           -----------        -----------
                                                                                (102.1)              40.8
                                                                           -----------        -----------
- --------------------------------------------------------------------------------------------------------------


- ----------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(continued)

BORDEN, INC.
                                                                                    Three Months Ended
                                                                                       March 31,
                                                                           --------------------------------
(In millions)                                                                     1996             1995
- ----------------------------------------------------------------------------------------------------------------

                      Increase in cash and equivalents                     $       0.2          $   248.3
                      Cash and equivalents at beginning
                         of period                                               146.2              125.3
                                                                             ---------          ---------
                      Cash and equivalents at end
                       of period                                             $   146.4           $  373.6
                                                                             =========           ========

- ----------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL   Interest paid                                                $     26.9          $    36.1
DISCLOSURES    Income taxes paid                                                   6.5               25.4
OF CASH FLOW
INFORMATION

- ----------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

       (Dollars in millions except per share amounts and as otherwise indicated)

1.   Basis of Presentation

     Borden, Inc. ("the Company") conducts operations in the following businesses: pasta and foods ("BFC"), dairy ("BMG Dairies"), European bakery ("Bakeries"), salty snacks ("Wise"), glue ("Elmer's"), decorative products and wallcoverings ("Decorative Products"), adhesives and resins ("Chemical"), and packaging and plastic films ("Packaging"). The Company is in the process of redesigning its corporate organization along these business lines to facilitate certain operating and capital market goals of the Company. When this redesign is complete, the Company's businesses will be conducted through direct or indirect subsidiaries.

     The accompanying unaudited interim consolidated financial statements of the Company contain all adjustments, consisting only of normal adjustments, which in the opinion of management are necessary for a fair statement of the results for the interim periods. Results for the interim periods are not necessarily indicative of results for the full years.

     The Company is considering the transfer of the BFC and Wise business units to an affiliate of the Company's principal stockholder during the second quarter of 1996. If BFC and Wise are transferred, certain BFC and Wise entities would become guarantors of the Company's indebtedness under its $1.2 billion credit facility and the Company's other publicly held indebtedness.

2.   Reclassification

     Certain prior year amounts have been restated to conform with 1996 classifications.

3.   Asset Divestitures

     Late in 1995 the Company began the process of redesigning its operating structure. As a result of this redesign management determined that certain businesses did not fit into the Company's long-term strategic plan, and made the decision to divest these businesses. Businesses in this classification include the packaging and plastic films business, seven dairy plants, and two food plants. Appropriate reserves relating to the sale or divestiture of these businesses were reflected in the December 31, 1995 financial statements of the Company.

     During the first quarter of 1996, the Company sold its remaining equity interest in a Spanish food company for $139.8 resulting in a pretax gain of $82.9 ($42.1 net of tax).

     Following are the results of operations and net assets for businesses to be divested which were owned at March 31, 1996. These amounts are included in continuing operations in the Consolidated Financial Statements.

                                                           1996           1995
            --------------------------------------------------------------------------
            Net sales                                      $ 185.9        $ 276.4
            Operating income                                   2.5            0.6
            Net assets at March 31 and
            December 31 for 1996 and 1995, respectively      359.0          412.3
            --------------------------------------------------------------------------


     4.     Commitments and Contingencies

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

                         PART I  FINANCIAL INFORMATION


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


QUARTER ENDED MARCH 31, 1996 VERSUS QUARTER ENDED MARCH 31, 1995

Following is a comparison of sales and operating income (loss) by business unit:

(Dollars in millions)
- -------------------------------------------------------------------------------------------------------------------
                                     3 months ended           3 months ended        Increase            Percent
SALES                                March 31, 1996           March 31, 1995       (Decrease)           Change
- -----                                --------------           --------------       ----------           ------
BFC                                     $    462.0               $    422.2       $     39.8               9.4%
BMG Dairies                                  222.4                    206.3             16.1               7.8%
Bakeries                                      98.9                     90.7              8.2               9.0%
Wise                                          70.5                     68.8              1.7               2.5%
Elmer's                                       15.5                     14.9              0.6               4.0%
Decorative Products                           97.6                     92.2              5.4               5.9%
Chemical                                     277.0                    322.0            (45.0)            -14.0%
Other                                          0.6                      0.0              0.6               N/M
                                        ----------               ----------       ----------          ---------
     Subtotal                              1,244.5                  1,217.1             27.4               2.3%
Businesses held for sale                     185.9                    276.4            (90.5)            -32.7%
                                        ----------               ----------       ----------          ---------
     Net Sales                           $ 1,430.4                $ 1,493.5       $    (63.1)             -4.2%
                                        ==========               ==========       ==========          =========


                                     3 months ended           3 months ended         Favorable          Percent
OPERATING INCOME (LOSS)              March 31, 1996           March 31, 1995    (Unfavorable)           Change
- -----------------------              --------------           --------------    ------------            ------
BFC                                     $    (12.8)               $     5.7       $    (18.5)           -324.6%
BMG Dairies                                    3.2                      6.5             (3.3)            -50.8%
Bakeries                                       2.5                      2.5              0.0               0.0%
Wise                                          (4.1)                   (12.0)             7.9              65.8%
Elmer's                                        2.5                      1.8              0.7              38.9%
Decorative Products                            9.3                      6.1              3.2              52.5%
Chemical                                      32.6                     38.3             (5.7)            -14.9%
Gain on divestiture                           82.9                      0.0             82.9               N/M
Corporate                                    (11.8)                   (33.8)            22.0              65.1%
                                        ----------               ----------       ----------          ---------
     Subtotal                                104.3                     15.1             89.2             590.7%
Businesses held for sale                       2.5                      0.6              1.9             316.7%
                                        ----------               ----------       ----------          ---------
     Total Operating Income                  106.8                     15.7             91.1             580.3%
Other expense                                (20.1)                   (96.0)            75.9              79.1%
Income taxes                                 (42.4)                    28.3            (70.7)              N/M
                                        ----------               ----------       ----------          ---------
Income (loss) from Continuing Ops.      $     44.3               $    (52.0)      $     96.3             185.2%
                                        ==========               ==========       ==========          =========

Net sales from continuing operations for the quarter ended March 31, 1996 decreased 4.2% to $1.43 billion from $1.49 billion in 1995 primarily as a result of businesses sold late in 1995. Operating income totaled $106.8 million in 1996, up $91.1 million from the 1995 total of $15.7 million. The Company reported net income applicable to common stock for the first quarter 1996 of $25.9 million, or $0.13 per share, after the effect of preferred dividends ($0.09 per share), compared to a net loss of $6.0 million, or $0.03 per share, in 1995.

Sales for Borden Foods Corporation (BFC) of $462.0 million increased 9.4% compared to 1995 sales of $422.2 million, mainly due to higher sales in whole milk powder, FunCheese, and Signature Flavors product lines. Whole milk powder increases were attributable to volume increases in Colombia and Taiwan. The FunCheese increase was attributable to volume in fat free and low fat product lines, and the introduction of a new product. The increase at Signature Flavors was primarily a result of volume increases for Cracker Jack, and the Bouillon and Dry Soups business.

BFC reported an operating loss of $12.8 million versus income of $5.7 million in 1995 due to weak results in Italian Foods. Italian Foods' experienced significantly higher semolina costs, while pricing remained flat. In addition, distribution and promotional costs were higher in first quarter 1996.

Borden/Meadow Gold Dairies' sales of $222.4 million increased 7.8% from $206.3 million in 1995 primarily as a result of higher volumes coupled with a 3% pricing increase. Operating income decreased 50.8% to $3.2 million from $6.5 million due to higher raw material costs which could not be recovered in price increases, and costs associated with the consolidation of operating facilities.

European Bakeries (Bakeries) sales for 1996 increased 9.0% to $98.9 million from $90.7 million in 1995. Bakeries reported volume increases in both the industrial and retail sectors coupled with favorable foreign currency translation effect. Bakeries operating income was flat year to year.

Wise sales for 1996 were $70.5 million versus $68.8 million in 1995. The 2.5% increase was primarily due to new product introductions during the quarter. Operating loss for 1996 decreased $7.9 million to a $4.1 million loss as a result of the absence of 1995 charges of $13.3 million which related to asset writedowns and adjustments of accrued expenses, partially offset by higher promotional expenses from changes in sales mix and increased advertising relating to the new product roll-outs.

1996 sales for Elmer's increased 4.0% to $15.5 million from $14.9 million in 1995, while income increased 38.9% to $2.5 million from $1.8 million, primarily as a result of the introduction of a new product and continued volume increases in existing product lines.

Sales for Decorative Products increased 5.9% in 1996 to $97.6 million from $92.2 million in 1995 primarily due to volume increases. Operating income for 1996 increased 52.5% to $9.3 million from $6.1 million due to increased sales and higher margins.

Chemical sales of $277.0 million for 1996 decreased 14.0% from 1995 sales of $322.0 million, primarily due to a steep decline in formaldehyde selling prices from 1995 levels, partially offset by a slight increase in sales volume. Operating income for 1996 declined 14.9% to $32.6 million from $38.3 million primarily as a result of the decrease in sales.

The decrease in sales and increase in operating income for Businesses held for sale are due primarily to the divestiture of six dairy operations late in 1995. Gain on divestiture reflects the sale of the remaining equity interest in a Spanish food company in first quarter 1996.

Corporate operating expenses decreased in 1996 to $11.8 million from $33.8 million in 1995. The decrease is due mainly to the absence of non-recurring charges recorded in 1995 for severance, environmental, and general insurance costs.

Non-operating expenses totaled $20.1 million in 1996, down $75.9 million from 1995. Costs associated with interest rate swaps were $31.4 million lower in 1996 than 1995. Interest expense decreased by $18.7 million due to lower debt levels, and minority interest expense declined $10.7 million as a result of the reduction in the TMI partnership. Additionally, amortization of deferred costs declined $7.4 million, and a loss on sale of RJR Nabisco

Holdings shares of $22.0 million recorded in 1995 was not incurred in 1996. These favorable variances were partially offset by a $15.0 million reduction in income from an equity investment in Borden Chemicals and Plastics Limited Partnership. Income taxes increased $70.7 million as a result of higher pretax income.


REORGANIZATION PLAN

The Company is in the process of reorganizing its business units. In connection with this reorganization, the Company is considering a number of alternatives. The Company expects that the reorganized business units will be held by the Company through direct or indirect subsidiaries. The Company is considering the transfer of the BFC and Wise business units to an affiliate of the Company's principal stockholder during the second quarter of 1996. If BFC and Wise are transferred, certain BFC and Wise entities would become guarantors of the Company's indebtedness under its $1.2 billion credit facility and the Company's other publicly held indebtedness.


LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
- --------------------

Operating activities generated cash of $16.0 million in 1996 compared to a $38.2 million reduction of cash in 1995. The majority of the increase in operating cash flow was due to the decrease in the deferred tax asset, which was used to offset the tax generated by the gain on divestiture.

Investing Activities
- --------------------

Cash expenditures for new facilities and improvements were $48.3 million in 1996 as compared to $30.0 million in 1995. Proceeds from divestitures generated $134.6 million during the first quarter of 1996. $125.5 million of these proceeds was from the sale of the remaining equity interest in a Spanish food company. The remainder was cash received in 1996 from a dairy plant sold in 1995.

Financing Activities
- --------------------

Financing cash flows reflect a net use of cash of $102.1 million as compared to cash provided from financing activities of $40.8 million in 1995. Proceeds from divestitures were used to reduce short and long term debt by $84.3 million in the first quarter of 1996. 1995 first quarter financing flows reflect the capital contribution of $994.7 million, which was almost entirely offset by the reduction of debt and minority interest.

                                    PART II

Item 1:  LEGAL PROCEEDINGS

A private action has been filed against the Company and numerous other defendants in state court in Galveston County, Texas alleging personal injuries and property damage in connection with a waste disposal site in La Marque, Texas (March 1996).

The Company and two other defendants have been sued in a private CERCLA action in U.S. Southern District Court, Ohio Eastern Division, for contribution and response costs in connection with property that had been used as a waste disposal site in the 1950s.

The Company was a defendant in litigation in Montreal, Canada involving allegations of personal injury or property damage arising from the misapplication of, or defects in, a urea-formaldehyde foam insulation product which the Company manufactured from 1973 through 1980. The litigation, which was tried from September 1983 through December 1989, was dismissed by the trial court in December 1991. An appeal filed by plaintiffs was denied in October 1995. No further appeals will be taken.

There have been no material developments in the additional ongoing legal proceedings that are discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

The Company is involved in other litigation which is considered to be in the ordinary course of the Company's business.

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


                                        BORDEN, INC.




Date: May 13, 1996                      By/s/William H. Carter
                                          ---------------------------------
                                          William H. Carter
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer and
                                             Principal Accounting  Officer)