Form 10-Q
period 1996-06-30
BORDEN INC
filed 1996-08-14
CIK 13239

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D. C.  20549

                                   FORM 10-Q



_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 1996
                              ----------------------------------------------
Commission file number                             1-71
                      ------------------------------------------------------


                                 BORDEN, INC.

           New Jersey                                   13-0511250
- --------------------------------------     ------------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                  Identification No.)

                  180 East Broad Street, Columbus, OH  43215
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  _X_   No ___

Number of shares of common stock, $0.01 par value, outstanding as of the close
of business on August 12, 1996:    198,974,994

- ------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)

BORDEN, INC

                                                      Three Months Ended
                                                            June 30,
                                                    ----------------------
(In millions, except per share data)                  1996          1995
- --------------------------------------------------------------------------
   Net sales                                        $ 1,457.0    $ 1,486.5
   Cost of goods sold                                   995.7      1,035.5
                                                    ---------    ---------

   Gross margin                                         461.3        451.0

   Distribution expense                                  91.0         93.4
   Marketing expense                                    242.2        233.2
   General & admin. expense                              82.0        103.5
   Loss on divestiture                                   16.7         20.0
                                                    ---------    ---------

   Operating income                                      29.4          0.9

   Interest expense                                      29.7         30.4
   Minority interest                                      2.3          1.7
   Other (income) expense                                (5.7)        (0.9)
                                                    ---------    ---------


   Income (loss) from continuing operations
      before income taxes                                 3.1        (30.3)
   Income tax expense (benefit)                           8.6         (7.4)
                                                    ---------    ----------

   Loss from continuing operations                       (5.5)       (22.9)
                                                    ---------    ---------

   Discontinued operations:
      Income from operations                                           0.4
                                                    ---------    ---------

   Net loss                                              (5.5)       (22.5)
   Preferred stock dividends                            (18.4)       (22.1)
                                                    ---------    ---------

   Net loss applicable to common stock              $   (23.9)   $   (44.6)
                                                    =========    =========

- ------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED) (continued)

BORDEN, INC

                                                          Three Months Ended
                                                                June 30,
                                                         ---------------------
(In millions, except per share data)                       1996        1995
- ------------------------------------------------------------------------------

   Share Data
   ----------

   Loss from continuing operations                       $  (0.03)   $   (0.11)

   Net loss                                                 (0.03)       (0.11)
   Preferred stock dividends                                (0.09)       (0.11)
                                                         --------    ---------

   Net loss per common share                             $  (0.12)   $   (0.22)
                                                         ========    =========

   Dividends per preferred share                         $   0.75    $    1.02

   Average number of common shares outstanding
            during the period                               199.0        199.0

- ------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

- ------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)

BORDEN, INC

                                                            Six Months Ended
                                                                June 30,
                                                         ---------------------
(In millions, except per share data)                       1996        1995
- ------------------------------------------------------------------------------

 Net sales                                                $2,887.5    $2,980.1
 Cost of goods sold                                        1,983.3     2,088.0
                                                          --------    --------

 Gross margin                                                904.2       892.1

 Distribution expense                                        180.9       186.1
 Marketing expense                                           497.4       469.8
 General & admin. expense                                    156.0       199.5
 (Gain) Loss on divestiture                                  (66.2)       20.0
                                                          --------    --------

 Operating income                                            136.1        16.7

 Interest expense                                             57.2        76.6
 Minority interest                                             3.2        13.3
 Other (income) expense                                      (14.1)       37.4
                                                          --------    --------


 Income (loss) from continuing operations
          before income taxes                                 89.8      (110.6)
 Income tax expense (benefit)                                 50.9       (35.7)
                                                          --------    ---------

 Income (loss) from continuing operations                     38.9       (74.9)
                                                          --------    ---------

 Discontinued operations:
   Income from operations                                                  8.5
   Income from disposal                                                   37.9
                                                          --------    --------

 Net income (loss)                                            38.9       (28.5)
 Preferred stock dividends                                   (36.9)      (22.1)
                                                          --------    --------

 Net income (loss) applicable to common stock             $    2.0    $  (50.6)
                                                          ========    ========

- ------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED) (continued)

BORDEN, INC

                                                            Six Months Ended
                                                                June 30,
                                                         ---------------------
(In millions, except per share data)                       1996        1995
- ------------------------------------------------------------------------------

 SHARE DATA
 ----------
 Income (loss) from continuing operations                 $ 0.20      $ (0.40)
 Discontinued operations:
   Income from operations                                                0.05
   Income from disposal                                                  0.20
                                                          ------      -------

 Net income (loss)                                          0.20        (0.15)
 Preferred stock dividends                                 (0.19)       (0.12)
                                                          ------      -------

 Net income (loss) per common share                       $ 0.01      $ (0.27)
                                                          ======      =======


 Dividends per preferred share                            $ 1.50      $  1.02
 Average number of common shares outstanding               199.0        186.6
          during the period

- ------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements


- -------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

BORDEN, INC.
(In millions)
                                                                    June 30,         December 31,
                                                                 -------------      -------------
ASSETS                                                               1996               1995
- -------------------------------------------------------------------------------------------------
CURRENT          Cash and equivalents                              $    146.0      $   146.2
ASSETS           Accounts receivable (less allowance
                  for doubtful accounts of $22.9 and $24.8,
                  respectively)                                         689.2          660.1
                 Inventories:
                  Finished and in-process goods                         376.8          336.2
                  Raw materials and supplies                            169.4          184.1
                 Deferred income taxes                                  135.6           45.3
                 Other current assets                                   116.5          149.3
                                                                   ----------      ---------
                                                                      1,633.5        1,521.2
                                                                   ----------      ---------
- -------------------------------------------------------------------------------------------------

INVESTMENTS      Investments in and advances to
AND OTHER         affiliated companies                                   34.2           36.7
ASSETS           Deferred income taxes                                  237.5          344.1
                 Other assets                                           111.5          110.2
                                                                   ----------      ---------
                                                                        383.2          491.0
                                                                   ----------      ---------
- -------------------------------------------------------------------------------------------------

PROPERTY         Land                                                    90.2           93.6
AND              Buildings                                              546.1          562.4
EQUIPMENT        Machinery and equipment                              2,009.7        1,968.7
                                                                   ----------      ---------
                                                                      2,646.0        2,624.7
                 Less accumulated depreciation                       (1,470.6)      (1,465.8)
                                                                   ----------      ---------
                                                                      1,175.4        1,158.9
                                                                   ----------      ---------


- -------------------------------------------------------------------------------------------------

INTANGIBLES      Intangibles resulting from
                  business acquisitions                                 604.3          616.4
                                                                   ----------      ---------


- -------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                       $  3,796.4      $ 3,787.5
                                                                   ==========      =========

- -------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

- -------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

BORDEN, INC.
(In millions)
                                                                    June 30,         December 31,
                                                                 -------------      -------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                  1996               1995
- -------------------------------------------------------------------------------------------------
CURRENT           Debt payable within one year                      $   401.2       $   140.4
LIABILITIES       Accounts and drafts payable                           496.5           478.7
                  Restructuring reserve                                  12.5            15.5
                  Income taxes                                          204.5           181.7
                  Other current liabilities                             795.9           764.8
                                                                    ---------       ---------
                                                                      1,910.6         1,581.1
                                                                    ---------       ---------

- -------------------------------------------------------------------------------------------------

OTHER             Long-term debt                                        920.8         1,211.8
                  Deferred income taxes                                  34.6            45.3
                  Non-pension postemployment
                   benefit obligations                                  324.1           331.8
                  Other long-term liabilities                           109.8           116.0
                  Minority interest                                      42.3            33.0
                                                                    ---------       ---------
                                                                      1,431.6         1,737.9
                                                                    ---------       ---------

                  Commitments and Contingencies

- -------------------------------------------------------------------------------------------------

SHAREHOLDERS'     Preferred Stock - Issued 24,574,751                   614.4           614.4
EQUITY            Common stock - $0.01 par value
                   Authorized 300,000,000 shares
                   Issued 198,974,994                                     2.0             2.0
                  Paid in capital                                       312.7           312.7
                  Accumulated translation adjustment                   (145.9)         (129.6)
                  Minimum pension liability and other                  (107.9)         (107.9)
                  Retained earnings (deficit)                          (221.1)         (223.1)
                                                                    ---------       ---------
                                                                        454.2           468.5
                                                                    ----------      ---------

- -------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 3,796.4       $ 3,787.5
                                                                    =========       =========

- -------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

- -------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

BORDEN, INC.

                                                                        Six Months Ended
                                                                            June 30,
                                                                 --------------------------------
(In millions)                                                         1996               1995
- -------------------------------------------------------------------------------------------------
CASH FLOWS        Net income (loss)                                 $    38.9       $   (28.5)
FROM (USED IN)    Adjustments to reconcile net income (loss) to net
OPERATING          cash from operating activities:
ACTIVITIES        Reversal of reserve for loss on disposal
                   of discontinued operations                                           (54.6)
                  Depreciation and amortization                          75.7            77.0
                  (Gain) loss on divestiture, net                       (66.8)           20.0
                  Unrealized (gain) loss on interest rate swap          (11.7)           32.6
                  Loss on sale of investment                                             22.0
                  Write-off deferred financing costs                                     14.0
                  Restructuring                                          (4.5)          (18.5)
                  Net change in assets and liabilities:
                   Trade receivables                                    (25.5)           (1.2)
                   Inventories                                          (25.9)          (45.0)
                   Trade payables                                        13.5           (13.4)
                   Current and deferred taxes                            28.2           (47.3)
                   Other assets                                          13.3            81.8
                   Other liabilities                                     (3.5)          (48.8)
                   Discontinued operations                                               (1.0)
                                                                    ---------       ---------
                                                                         31.7           (10.9)
                                                                    ---------       ---------

- -------------------------------------------------------------------------------------------------

CASH FLOWS         Sale of investment in RJR Nabisco Holdings                           282.1
FROM               Capital expenditures                                (110.0)          (73.5)
INVESTING          Divestiture of businesses                            135.9             0.7
ACTIVITIES         Purchase of businesses                                                (7.0)
                                                                    ---------       ---------
                                                                         25.9           202.3
                                                                    ---------       ---------

- -------------------------------------------------------------------------------------------------

CASH FLOWS         Decrease in receivables sold                                        (250.0)
(USED IN) FROM     Decrease in short-term debt                          (35.9)         (191.1)
FINANCING          Increase (decrease) in long-term debt                  4.9          (256.7)
ACTIVITIES         Long-term debt financing                               0.8             0.6
                   Increase (decrease) in minority interest               9.3          (471.7)
                   Equity contribution                                                  994.7
                   Dividends paid                                       (36.9)
                   Issuance of stock under stock options
                    and benefits and awards plans                                         3.3
                                                                    ---------       ---------
                                                                        (57.8)         (170.9)
                                                                    ---------       ---------
- -------------------------------------------------------------------------------------------------


- ------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

BORDEN, INC

                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                     -----------------------------
(In millions)                                                                            1996              1995
- ------------------------------------------------------------------------------------------------------------------

                      (Decrease) increase in cash and equivalents                    $     (0.2)         $    20.5
                      Cash and equivalents at beginning
                         of period                                                        146.2              125.3
                                                                                      ---------          ---------
                      Cash and equivalents at end
                         of period                                                    $   146.0           $  145.8
                                                                                      =========           ========


- ------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL          Cash paid:
DISCLOSURES              Interest                                                    $     42.8          $    54.9
OF CASH FLOW             Income taxes                                                      23.0               24.5
INFORMATION           Non-cash activity:
                         Reclassification of note from long-term
                         to short-term                                                    296.7
- ------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

   (Dollars in millions except per share amounts and as otherwise indicated)

1.   Basis of Presentation

     Borden, Inc. ("the Company") conducts operations in the following businesses: pasta and foods ("BFC"), dairy ("BMG Dairies"), European bakery ("Bakeries"), salty snacks ("Wise"), glue ("Elmer's"), decorative products and wallcoverings ("Decorative Products"), adhesives and resins ("Chemical"), and packaging and plastic films ("Packaging"). The Company is finalizing the redesign of its corporate organization along these business lines to facilitate certain operating and capital market goals of the Company. Certain of these businesses are now conducted through direct and indirect subsidiaries.

     The accompanying unaudited interim consolidated financial statements of the Company contain all adjustments, consisting only of normal adjustments, which in the opinion of management are necessary for a fair statement of the results for the interim periods. Results for the interim periods are not necessarily indicative of results for the full years.

     During the second quarter 1996 the Company sold participation in its BMG Dairies, Wise, Elmer's, Decorative Products and Chemical business units to key management personnel. Management's cash investment totaled $7.8, resulting in aggregate ownership percentages ranging from 1.08% to 1.87% in each of the business units. In addition, options issued at fair value which vest over five years, allow management to purchase additional shares resulting in ownership of up to 10% of each business unit. Management's ownership interest in the business units is recorded in the financial statements as minority interest.

     As explained in Note 3, effective July 2, 1996, the Company sold Wise to an affiliate of the Company's principal stockholder. As part of the transaction Wise has become a guarantor of the Company's indebtedness under its $1.2 billion credit facility and under its publicly-held indebtedness. Beginning in the third quarter 1996, the Company will include both consolidated and combined (including Wise) financial statements in its quarterly and year end reporting. The combined financial statements will include the Company's consolidated financial statements and the financial statements of Wise.


2.   Reclassification

     Certain prior year amounts have been reclassified to conform with 1996 presentation.


3.   Asset Divestitures

     In 1995 the Company began the process of redesigning its operating structure. As a result of this redesign management determined that certain businesses did not fit into the Company's long-term strategic plan, and made the decision to divest these businesses. Businesses included in this classification, "businesses held for sale," were the packaging and plastic films business, seven dairy plants, the equity interest in a Spanish food company, and two food plants. Appropriate reserves relating to the sale or divestiture of these businesses were reflected in the December 31, 1995 financial statements of the Company. The Wise business unit was included in businesses held for sale as of June 30, 1996.

     During the first quarter of 1996, the Company sold its remaining equity interest in a Spanish food company for $139.8 resulting in a pretax gain of $82.9 ($42.1 net of tax).

     Six dairy plants were sold or closed in the fourth quarter of 1995 and the seventh dairy was closed in June 1996. The two food plants continue to be operated by the Company in 1996.

     On June 20, 1996, the Company announced a definitive agreement for the sale of its packaging and plastic films business to AEP Industries Inc. ("AEPI"). The purchase price is comprised of $280 in cash and at least $80 in newly issued common shares of AEPI. No fewer than 2,412,818 AEPI shares would be issued to the Company. If the value of common shares decreases below $33.16 per share, at the average closing price over a 50 day trading period prior to AEPI stockholders approval, additional shares will be issued to equal at least $80 in common shares of AEPI. The average closing price over the 25 day trading period ending July 31, 1996 was approximately $39 per share. In no event will AEPI issue more than 4.0 million shares to the Company. Assuming issuance of 2,412,818 shares, the Company would own about 34% of AEPI based on a new total of approximately 7.08 million shares outstanding. A reserve for loss on sale was accrued at December 31, 1995, when the decision was made to sell the packaging business. The reserve remains the Company's best estimate of the loss on the transaction. The financial position and the results of operations for the packaging and plastic films business are reported in the consolidated financial statements. The Company intends to use cash proceeds from the sale of the business primarily for general corporate purposes. The transaction is expected to be finalized in September 1996, at which time the Company will have a minority equity interest in AEPI.

     On July 2, 1996, the Company sold its Wise business unit to a newly-formed affiliate of the Company's principal stockholder for $45.1. The purchase price of the business was determined based upon an independent valuation by an investment banking firm. The estimated loss on disposal of these operations of $16.7, $16.5 after tax, was recorded in the second quarter 1996. The loss will only be reflected in the consolidated financial statements and will have no effect on the combined financial statements. The proceeds consisted of $34.3 of receivables from the Company's parent which will be recorded as a reduction to equity, a $10.1 note receivable from Wise, and $0.7 in cash.

     Following are the results of operations and net assets for businesses held for sale which were owned at June 30, 1996. These amounts are included in continuing operations in the Consolidated Financial Statements.

                                              1996               1995
     ---------------------------------------------------------------------
     Net sales:
         Quarter ended June 30             $  263.1           $  349.5
         Year-to-date June 30                 519.7              687.5
     Operating income (loss):
         Quarter ended June 30                  4.7                7.4
         Year-to-date June 30                   2.8               (2.1)
     Net assets at June 30, 1996, and
     December 31, 1995                        397.8              475.3
     ---------------------------------------------------------------------



4.     Commitments and Contingencies

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


QUARTER ENDED JUNE 30, 1996 VERSUS QUARTER ENDED JUNE 30, 1995

Following is a comparison of sales and operating income (loss) by business unit:

(Dollars in millions)
- ----------------------------------------------------------------------------------------------------------------------

                                        3 months ended           3 months ended         Increase          Percent
 SALES                                   June 30, 1996            June 30, 1995        (Decrease)          Change
 -----                                   -------------            -------------        ----------          ------
 BFC                                            $451.2                   $425.0            $26.2            6.2%
 BMG Dairies                                     229.8                    209.4             20.4            9.7
 Bakeries                                         98.0                    101.6             (3.6)          (3.5)
 Elmer's                                          27.8                     26.7              1.1            4.1
 Decorative Products                              93.1                     85.9              7.2            8.4
 Chemical                                        293.3                    288.4              4.9            1.7
 Other                                             0.7                      0.0              0.7            N/M
                                            ----------                ---------          --------
      Subtotal                                 1,193.9                  1,137.0             56.9            5.0
 Businesses held for
     sale                                        263.1                    349.5            (86.4)         (24.7)
                                              --------                 --------          --------
 Net Sales                                    $1,457.0                 $1,486.5           $(29.5)          (2.0)%
                                              ========                 ========           =======

                                        3 months ended           3 months ended         Favorable         Percent
 OPERATING INCOME (LOSS)                 June 30, 1996            June 30, 1995     (Unfavorable)          Change
 -----------------------                 -------------            -------------     ------------           ------
 BFC                                         $   (8.4)                    $3.7            $(12.1)        (327.0)%
 BMG Dairies                                      7.8                      4.6               3.2           69.6
 Bakeries                                         2.7                      3.3              (0.6)         (18.1)
 Elmer's                                          5.3                      4.3               1.0           23.3
 Decorative Products                              8.6                      8.5               0.1            1.2
 Chemical                                        36.0                     34.9               1.1            3.2
 Loss on divestiture                            (16.7)                   (20.0)              3.3           16.5
 Corporate                                      (10.6)                   (45.8)             35.2           76.9
                                              --------                  -------           -------
      Subtotal                                   24.7                     (6.5)             31.2          480.0
 Businesses held for
    sale                                          4.7                      7.4              (2.7)         (36.5)
                                              --------                --------            -------
 Total operating
    income                                       29.4                      0.9              28.5        3,166.7
 Other expense                                   26.3                     31.2               4.9          (15.7)
 Income tax expense
    (benefit)                                     8.6                     (7.4)            (16.0)         216.2
                                              --------                --------            ------
 Loss from continuing
 operations                                    $ (5.5)                 $ (22.9)           $ 17.4          159.8 %
                                               ======                  =======            ======

Net sales from continuing operations for the quarter ended June 30, 1996 decreased $29.5 million or 2.0% to $1,457.0 million from $1,486.5 million in 1995 primarily as a result of businesses sold late in 1995. Operating income totaled $29.4 million, up $28.5 million from $0.9 million in 1995. The Company reported a net loss applicable to common stock for the second quarter 1996 of $23.9 million, or $0.12 per share, after the effect of preferred dividends ($0.09 per share), compared to a net loss applicable to common stock for the second quarter of 1995 of $44.6 million, or $0.22 per share, after the effect of preferred dividends ($0.11 per share).

Sales for Borden Foods Corporation (BFC) increased $26.2 million or 6.2% due to volume increases in BFC's International Foods, FunCheese, and Signature Flavors business units. The increase in International Foods is primarily attributable to volume increases for Cremora non-dairy creamer in South Africa, and KLIM milk powder in Colombia. FunCheese increases are primarily attributable to sales of new "Big Cheese" products which were introduced during the year, and anticipated July 1996 price increases which accelerated customer purchases during June 1996. The increase in Signature Flavors is primarily attributable to volume increases in ReaLemon and bouillon products.

BFC reported an operating loss of $8.4 million in 1996 versus income of $3.7 million in 1995. The decrease is primarily attributable to losses incurred in the Italian Foods business unit. The gross margin percentage in Italian Foods decreased as a result of increased raw material and packaging costs which were not recovered in selling price. In addition, Italian Foods increased its advertising and trade expenditures due to a more competitive environment.

BMG Dairies sales of $229.8 million increased $20.4 million or 9.7% from 1995. The increase is attributable to higher volumes in certain western states and raw milk cost increases during the quarter which were passed on to the marketplace and reflected in product pricing. Operating income increased $3.2 million to $7.8 million as a result of improved operating efficiencies and an increase in margins on low fat products.

Bakeries sales decreased 3.5% to $98.0 million in 1996. The decline is due mainly to unfavorable foreign currency fluctuations as the U.S. dollar has strengthened from the second quarter of a year ago. Operating income decreased $0.6 million to $2.7 million as a result of higher promotional costs brought about by increases in competition.

Sales for Elmer's increased $1.1 million or 4.1% to $27.8 million in 1996 reflecting volume increases in School Glue Gel and a newly introduced no run product. Earlier than normal shipments of back to school orders also contributed to the increase. Operating income increased $1.0 million to $5.3 million as a result of manufacturing efficiencies and the timing of advertising and promotional spending.

Decorative Products sales for 1996 were $93.1 million, up from $85.9 million in 1995. The 8.4% increase is mainly attributable to the expansion of export sales from the U.K. to Eastern Europe. The North American wallcovering operations experienced an increase in sales to mass merchants which was offset by a decrease in sales to dealers. Operating income remained flat from year to year.

Chemical sales increased 1.7% in 1996 to $293.3 million. The increase is primarily attributable to volume increases in the North American forest and industrial products unit partially offset by lower selling prices. Operating income increased 3.2% to $36.0 million in 1996, as a result of the sales increase discussed previously.

The $16.7 million loss on divestiture charge in 1996 is the loss accrued for the July 2, 1996 sale of Wise. The loss will only be reflected in the consolidated financial statements and will have no effect on the combined financial statements which will be included in the Company's third quarter reporting. The combined financial statements will include the Company's consolidated financial statements and the financial statements of Wise. The 1995 amount reflects a $20.0 million charge for the loss associated with the planned disposal of certain dairy operations. The decrease in sales for businesses held for sale is due primarily to the divestiture of six dairy plants late in 1995. The $2.7 million decrease in operating income is due to a $4.5 million decrease for Wise attributable to increased advertising and consumer marketing spending. This decrease is partially offset by savings from the 1995 divestiture of six dairy plants.

Corporate operating expenses decreased $35.2 million to $10.6 million in 1996. The decrease is primarily a result of non-recurring charges recorded in 1995. The major 1995 non-recurring charges include $13.5 million in litigation reserves, $6.0 million in professional fees relating to the Company's redesign, and $6.0 million for severance accruals. The remainder of the fluctuation is attributable to decreases in general insurance, legal fees, and other general corporate expenses.

Non-operating expenses totaled $26.3 million in 1996, down $4.9 million from the 1995 total of $31.2 million. The decrease is primarily attributable to a reduction of $12.9 million in costs associated with interest rate swaps, partially offset by a $10.5 million decrease in income from an equity investment in Borden Chemicals and Plastics Limited Partnership. The effective tax rate of 277% in the second quarter of 1996 is primarily due to the $16.7 million loss incurred for the Wise sale, which was primarily composed of non-deductible goodwill. The effective tax rate, benefit, of 24% in the second quarter of 1995 is lower than the statutory rate due primarily to valuation allowances on foreign losses.

SIX MONTHS  ENDED JUNE 30, 1996 VERSUS SIX MONTHS ENDED JUNE 30, 1995

Following is a comparison of sales and operating income (loss) by business unit:


(Dollars in millions)
- ----------------------------------------------------------------------------------------------------------------------

                                        6 months ended           6 months ended         Increase          Percent
 SALES                                   June 30, 1996            June 30, 1995        (Decrease)          Change
 -----                                   -------------            -------------        ----------          ------
 BFC                                        $   913.2                $   847.2        $     66.0            7.8 %
 BMG Dairies                                    452.2                    422.9              29.3            6.9
 Bakeries                                       196.9                    192.4               4.5            2.3
 Elmer's                                         43.3                     41.6               1.7            4.1
 Decorative Products                            190.7                    178.1              12.6            7.1
 Chemical                                       570.2                    610.4             (40.2)          (6.6)
 Other                                            1.3                      0.0               1.3          100.0
                                          -----------              -----------      ------------
      Subtotal                                2,367.8                  2,292.6              75.2            3.3
 Businesses held for
    sale                                        519.7                    687.5            (167.8)         (24.4)
                                            ---------                ---------         ---------
 Net Sales                                   $2,887.5                 $2,980.1         $   (92.6)          (3.1)%
                                             ========                 ========         =========

                                         6 months ended          6 months ended         Favorable           Percent
 OPERATING INCOME                         June 30, 1996           June 30, 1995     (Unfavorable)            Change
 ----------------                         -------------           -------------     ------------             ------
(LOSS)
 ----
 BFC                                        $    (21.2)                $   9.4          $  (30.6)          (325.5)%
 BMG Dairies                                      11.0                     9.2               1.8             19.6
 Bakeries                                          5.3                     5.8              (0.5)            (8.6)
 Elmer's                                           7.8                     6.1               1.7             27.9
 Decorative Products                              17.9                    14.6               3.3             22.6
 Chemical                                         68.7                    73.2              (4.5)            (6.1)
 Gain (loss) on
    divestiture                                   66.2                   (20.0)             86.2            431.0
 Corporate                                       (22.4)                  (79.5)             57.1             71.8
                                             ---------               ---------         ---------
      Subtotal                                   133.3                    18.8             114.5            609.0
 Businesses held for
    sale                                           2.8                    (2.1)              4.9            233.3
                                            ----------              ----------        ----------
 Total operating income                          136.1                    16.7             119.4            715.0
 Other expense                                    46.3                   127.3              81.0             63.6
 Income taxes                                     50.9                   (35.7)            (86.6)          (242.6)
                                              --------                --------          --------
 Income (loss) from
    continuing operations                     $   38.9                $  (74.9)         $  113.8            151.9%
                                              ========                ========          ========


Net sales from continuing operations for the six months ended June 30, 1996 decreased $92.6 million or 3.1% to $2,887.5 million from $2,980.1 million in 1995 primarily as a result of businesses sold late in 1995. Operating income totaled $136.1 million, up $119.4 million from the 1995 total of $16.7 million. The Company reported net income applicable to common stock for the first six months of 1996 of $2.0 million, or $0.01 per share, after the effect of preferred dividends ($0.19 per share), compared to a loss applicable to common stock for 1995 of $50.6 million, or $0.27 per share, after the effect of preferred dividends ($0.12 per share).

Sales for BFC increased $66.0 million or 7.8% due to increases in product lines within the International Foods, FunCheese, and Signature Flavors business units. The increase in International Foods is primarily attributable to volume increases for Cremora non-dairy creamer in South Africa, and KLIM milk powder in Colombia, as well as increased selling prices in the Latin America region. FunCheese increases are primarily attributable to sales volume and improved private label selling prices. The increase in Signature Flavors is due mainly to volume increases in Cremora and bouillon products as well as increased selling prices for Cracker Jack and ReaLemon, partially offset by decreased volume in Cracker Jack.

The BFC operating loss of $21.2 million in 1996 was down $30.6 million from the 1995 operating income of $9.4 million. The decrease is primarily attributable to the Italian Foods product line where the gross margin percentage decreased as a result of increased raw material and packaging costs which were not recovered in selling price. In addition, Italian Foods increased its advertising and trade expenditures due to a more competitive environment. Warehousing costs also increased due to higher inventory levels.

BMG Dairies sales of $452.2 million increased $29.3 million or 6.9% from 1995. The increase is attributable to volume increases in certain western states and raw milk cost increases during the 1996 period which were passed on to the marketplace and reflected in product pricing. Operating income increased $1.8 million to $11.0 million due to the increase in sales and a decrease in administrative costs as a result of operating efficiencies.

Bakeries sales increased 2.3% to $196.9 million in 1996. The improvement is primarily attributable to volume increases in the industrial bakery business. Operating income decreased $0.5 million to $5.3 million as a result of higher promotional costs brought about by increases in competition.

Sales for Elmer's increased $1.7 million or 4.1% to $43.3 million in 1996 reflecting volume increases in School Glue Gel and a newly introduced no run product. The timing of back to school orders also contributed to the increase. Operating income increased $1.7 million to $7.8 million as a result of manufacturing efficiencies and the timing of advertising and promotional spending.

Decorative Products sales for 1996 were $190.7 million, up from $178.1 million in 1995. The 7.1% increase is mainly attributable to the U.K. operations significant expansion of export sales to Eastern Europe. The North American wallcovering operations experienced an increase in sales to mass merchants which was offset by a decrease in sales to dealers and home centers. Sales for the flexible films and sheeting business were down compared to 1995 because of lower activity in the pool liner marketplace. Operating income increased $3.3 million to $17.9 million in 1996 as a result of increased gross margin percentage from higher selling prices in 1996.

Chemical sales decreased 6.6% in 1996 to $570.2 million, as a substantial volume improvement was more than offset by a steep decline in formaldehyde prices from 1995 levels. Volume increases were primarily in the North American forest and industrial products business, where demand led to the opening of two additional plants late in 1995. Operating income decreased 6.1% to a 1996 level of $68.7 million as a result of the decrease in sales.

Gain (loss) on Divestiture reflects the sale of the remaining equity interest in a Spanish food company in the first quarter of 1996 partially offset by the $16.7 million charge in the second quarter for the July 2, 1996 sale of Wise. The loss on the sale of Wise will only be reflected in the consolidated financial statements and will not effect the third quarter 1996 combined financial statements. In addition, during the second quarter 1995, $20.0 million was charged for the loss associated with the planned disposal of certain dairy operations. The decrease in sales and increase in operating income for businesses held for sale are due primarily to the divestiture of six dairy plants late in 1995.

Corporate operating expenses decreased $57.1 million to $22.4 million in 1996. The decrease is due mainly to the absence of non-recurring charges recorded in 1995 for severance, general insurance, legal and accounting fees associated with the Company's redesign, and environmental accruals.

Non-operating expenses totaled $46.3 million in 1996, down $81.0 million from the 1995 total of $127.3 million. The decrease is attributable to a reduction of $44.3 million in costs associated with interest rate swaps, and a

$19.4 million reduction in interest expense attributable to lower debt levels. In addition, minority interest expense decreased $10.1 million primarily as a result of the reduction in the limited partner's interest in the TMI partnership. Amortization of deferred costs declined $10.3 million, and a loss on the sale of RJR Nabisco Holdings shares of $22.0 million recorded in 1995 was not incurred in 1996. These favorable variances were partially offset by a $22.3 million drop in income from an equity investment in Borden Chemicals and Plastics Limited Partnership. The effective tax rate of 57% in 1996 was higher than the statutory rates primarily due to the loss from the sale of Wise which was not deductible for income tax purposes. The effective rate, benefit, of 32% in 1995 is lower than the statutory rates due primarily to valuation allowances on foreign losses.

ORGANIZATION REDESIGN PLAN

The Company is in the process of redesigning its business units. Certain business units are now held by the Company through direct and indirect subsidiaries. The assets and liabilities of the Wise business unit were sold to an affiliate of the Company's principal stockholder on July 2, 1996. Upon sale, Wise became a guarantor of the Company's $1.2 billion credit facility and publicly-held indebtedness. The Company is also considering the sale of the BFC business unit to an affiliate of the Company's principal stockholder. If such sale occurs BFC will also become a guarantor of the Company's $1.2 billion credit facility and publicly-held indebtedness.


LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
- --------------------
Operating activities generated cash of $31.7 million in 1996 compared to a $10.9 million use of cash in 1995. The majority of the increase in operating cash flow was due to increases in income and favorable changes in assets and liabilities. This was partially offset by changes in the gain on divestiture and the unrealized gain on the interest rate swaps.

Investing Activities
- --------------------
Cash expenditures for new facilities and improvements were $110.0 million in 1996 compared to $73.5 million in 1995. Proceeds from divestitures generated $135.9 million through the first six months of 1996, $125.5 million of which related to the sale of the remaining interest in a Spanish food company.

Financing Activities
- --------------------
Financing cash flows reflect a net use of cash of $57.8 million as compared to a net use of $170.9 million in 1995. Proceeds from divestitures were used to reduce short-term and long-term debt by $31.0 million through the first six months of 1996. Financing cash flows through the second quarter of 1995 reflect the capital contribution of $994.7 million, which when coupled with the sale of the RJR investment for $282.1 million, allowed for the resulting reduction in long-term debt and minority interest.

Non-cash financing flows include the reclassification of a $296.7 million zero coupon note due 2002 from long-term to short-term as the Company expects the noteholders to exercise their May 1997 put option.

On May 7, 1996, the Company amended its $1.2 billion credit facility. The amendment was primarily for the purpose of providing the Company with the flexibility to implement its redesign plan and includes provisions that certain subsidiaries sold to affiliates become guarantors of the Company's obligations under the credit agreement.

                                    PART II

Item 1:  LEGAL PROCEEDINGS

In December 1994, the Company agreed to a proposed settlement of twelve putative class actions that were filed by purported company shareholders in the New Jersey and Ohio state courts against the Company, members of the Board and, in two of the cases, Kohlberg Kravis Roberts & Co. These actions alleged, among other things, that the Company was being sold at too low a price, and that the Company's directors breached their fiduciary duties by failing to "auction" the Company and by "locking up" a transaction that was not in the best interests of shareholders. In April 1996, the settlement was approved by both the Federal District Court in New York and the State Court in New Jersey. The only monetary settlement was plaintiffs' counsel's fees of $3,250,000 which were approved by New Jersey State Court in May 1996.

There have been no material developments in the additional ongoing legal proceedings that are discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 or the Form 10-Q for the period ended March 31, 1996.

The Company is involved in other litigation throughout the United States which is considered to be in the ordinary course of the Company's business.

The Company believes, based upon the information it presently possesses, and taking into account its established reserves for estimated liability and its insurance coverage, that the ultimate outcome of the foregoing proceedings and actions is unlikely to have a material adverse effect on the Company's financial position or operating results.

Item 6:  EXHIBITS AND REPORTS ON FORM 8-K

         a.    Exhibits

                  (4)(i) First Supplemental Indenture, dated as of June 26, 1996, to the May 21, 1992 Indenture, providing for the issuance of Zero Coupon Notes Due 2002, among Borden, Inc., Wise Holdings, Inc., Borden Foods Holdings Corporation, and the Bank of New York.

                    (ii) Second Supplemental Indenture, dated as of June 26, 1996, to the December 15, 1986 Indenture, as supplemented by a First Supplemental Indenture, dated as of December 15, 1986, relating to the 9 7/8% Notes Due 1997 and Medium-Term Notes, Series A, among Borden, Inc., Wise Holdings, Inc., Borden Foods Holdings Corporation, and The Bank of New York.

                   (iii) Third Supplemental Indenture, dated as of June 26, 1996, to the December 15, 1987 Indenture, as supplemented by a First Supplemental Indenture, dated as of December 15, 1987, and as supplemented by a Second Supplemental Indenture, dated as of February 1, 1993, relating to the following
                            Debentures:

                            (a) The 9.2% Debentures due 2021
                            (b) The 7.875% Debentures due 2023
                            (c) The 9 1/4% Sinking Fund Debentures due 2019, among Borden, Inc., Wise Holdings, Inc., Borden Foods Holdings Corporation, and The Bank of New York.

                    (iv) Second Supplemental Indenture, dated as of June 26, 1996, to the Indenture dated as of January 15, 1983, as supplemented by a First Supplemental Indenture, dated as of March 31, 1986, relating to the 8 3/8% Sinking Fund Debentures Due 2016, among Borden, Inc., Wise Holdings, Inc., Borden Foods Holdings Corporation, and The First National Bank of Chicago.

                 (10)(i) Stockholders Agreement, dated as of June 20, 1996, by and among Borden, Inc. and J. Brendan Barba, Paul
                            M. Feeny, David MacFarland, Robert Cron, Kenneth J. Avia, Melanie K. Barba, John Powers, Lauren Powers, Carolyn Vegliante and Lawrence Noll, incorporated herein by reference to Exhibit 2 to Schedule 13D, dated July 1, 1996, File No. 005-37385.

                    (ii) Voting Agreement, dated as of June 20, 1996, by and among Borden, Inc. and EGS Partners L.L.C., EGS Associates, L.P., BEV Partners, L.P., JONAS Partners, L.P., William Ehrman, Frederic Greenberg, Frederick Ketcher, Jonas Gerstl, James McLauren, Beverly Ehrman, Beverly Ehrman as custodian for Stephanie Ehrman and Linda Greenberg, incorporated herein by reference to Exhibit 3 to Schedule 13D, dated July 1, 1996, File No. 005-37385.

                   (iii) Purchase Agreement, dated as of June 20, 1996, between Borden, Inc. and AEP Industries Inc., incorporated herein by reference to Exhibit 4 to
                            Schedule 13D, dated July 1, 1996, File No.
                            005-37385.

                    (iv) Governance Agreement, dated as of June 20, 1996, between Borden, Inc. and AEP Industries Inc., incorporated herein by reference to Exhibit 5 to
                            Schedule 13D, dated July 1, 1996, File No.
                            005-37385.

                     (v) Amended and Restated Credit Agreement dated as of May 7, 1996 to the Credit Agreement dated as of December 15, 1994 among Borden, Inc., Borden Foods Holdings Corporation, Wise Holdings, Inc., and the lenders named therein, Citibank, N.A., as administrative agent for the Lenders, BT Securities Corporation, Chase Securities Inc., Citicorp Securities Inc. and Credit Suisse, as arrangers, BT Securities and Chase Securities as co- syndication agents and Credit Suisse, as Issuing Bank and documentation agent.

                    (vi) Employment Agreement with Mr. William F. Stoll, Jr., Senior Vice President and General Counsel, dated June 6, 1996.

                    (27)    Financial Data Schedule


           b. Reports on Form 8-K - There were no reports on Form 8-K filed for the quarter ended June 30, 1996.




                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           BORDEN, INC.




Date:   August 12, 1996                    By /s/ William H. Carter
                                              --------------------------
                                           William H. Carter
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                            Principal Accounting  Officer)