Form 10-Q
period 1996-09-30
BORDEN INC
filed 1996-11-14
CIK 13239

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                    FORM 10-Q



    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  -----
           EXCHANGE ACT OF 1934

  For the quarterly period ended                     September 30, 1996

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

Number of shares of common stock, $0.01 par value, outstanding as of the close of business on November 14, 1996: 198,974,994

                                  BORDEN, INC.



INTRODUCTION

The following filing with the Securities and Exchange Commission ("SEC") by Borden, Inc. ("the Company") presents three separate financial statements:
Borden, Inc. Condensed Consolidated Financial Statements, Borden, Inc. and Affiliates Condensed Combined Financial Statements, and the Summary Financial Statements of Wise Holdings, Inc. ("Wise"). The condensed consolidated statements present the Company after the effect of the Wise and BFC transactions with affiliates of BW Holdings, LLC, an affiliate of the Company's principal stockholder ("BWHLLC"), as explained in Note 1 to the Company's condensed consolidated financial statements. The Company's condensed combined financial statements are also included herein to present the Company on a combined historical basis which included the financial position and results of operations of Wise and BFC. The Company's condensed combined financial statements are included because the Company indirectly has a controlling financial interest as well as operating control of both Wise and BFC. The condensed combined financial statements include all of the assets, liabilities and cash flows available to creditors and are consistent with the financial information upon which credit was originally granted and continually provided since issuance. Also, in accordance with rule 3-10 of Regulation S-X, the summary financial statements of Wise are included because Wise is a guarantor of the Company's credit facility and all outstanding publicly held debt.

                                  Borden, INC.

                                      INDEX



PART I - FINANCIAL INFORMATION

BORDEN, INC. ("BORDEN") CONDENSED CONSOLIDATED AND BORDEN, INC. AND AFFILIATES CONDENSED COMBINED FINANCIAL STATEMENTS

     Condensed Consolidated Statements of Operations, three months ended September 30, 1996 and 1995.......................    4
         Nine months ended September 30, 1996 and 1995.....................................................................    6
     Condensed Consolidated Balance Sheets, September 30, 1996 and December 31, 1995.......................................    8
     Condensed Consolidated Statements of Cash Flows, nine months ended September 30, 1996 and 1995........................   10
     Condensed Combined Statements of Operations, three months ended September 30, 1996 and 1995...........................   12
         Nine months ended September 30, 1996 and 1995.....................................................................   13
     Condensed Combined Balance Sheets, September 30, 1996 and December 31, 1995...........................................   14
     Condensed Combined Statements of Cash Flows, nine months ended September 30, 1996 and 1995............................   16
     Notes to Condensed Consolidated and Condensed Combined Financial Statements...........................................   18

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Borden Condensed Consolidated and Borden, Inc. and Affiliates Combined ...............................................   23

GUARANTOR SUMMARY FINANCIAL STATEMENTS

     WISE

     Summary Statements of Operations, three months ended September 30, 1996 and 1995......................................   28
         Nine months ended September 30, 1996 and 1995.....................................................................   29
     Summary Balance Sheets, September 30, 1996 and December 31, 1995......................................................   30
     Summary Statements of Cash Flows, nine months ended September 30, 1996 and 1995.......................................   32
     Notes to Wise Summary Financial Statements............................................................................   33


PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS............................................................................................   37
ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.............................................................................   38

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
BORDEN, INC.

                                                         Three Months Ended
                                                            September 30,
                                                       ------------------------
(In millions, except per share data)                     1996            1995
                                                       --------        --------

Net sales                                              $  911.5        $1,005.7
Cost of goods sold                                        669.3           744.0
                                                       --------        --------

Gross margin                                              242.2           261.7

Distribution expense                                       55.5            66.1
Marketing expense                                          95.8           119.3
General & adminstrative expense                            41.3            59.7
Loss on divestiture                                         5.0            20.0
                                                       --------        --------

Operating income (loss)                                    44.6            (3.4)
                                                       --------        --------

Interest expense                                           29.3            30.1
Minority interest                                           1.6             1.2
Other (income) expense                                      0.9            (8.3)
                                                       --------        --------

Income (loss) from continuing operations
   before income taxes                                     12.8           (26.4)
Income tax expense (benefit)                                7.3           (13.6)
                                                       --------        --------

Income (loss) from continuing operations                    5.5           (12.8)
                                                       --------        --------

Discontinued operations:
   Income (loss) from operations                            2.0           (10.4)
   Income (loss) from disposal                           (330.7)           29.7
                                                       --------        --------

Net income (loss)                                        (323.2)            6.5
Preferred stock dividends                                 (18.4)          (18.4)
                                                       --------        --------

Net loss applicable to common stock                    $ (341.6)       $  (11.9)
                                                       ========        ========

BORDEN, INC.

                                                          Three Months Ended
                                                             September 30,
                                                       ------------------------
(In millions, except per share data)                     1996            1995
                                                       --------        --------

Per Share Data

Income (loss) from continuing operations               $   0.02        $  (0.07)

Discontinued operations:
   Income (loss) from operations                           0.01           (0.05)
   Income (loss) from disposal                            (1.66)           0.15
                                                       --------        --------

Net income (loss)                                         (1.63)           0.03
Preferred stock dividends                                 (0.09)          (0.09)
                                                       --------        --------

Net loss per common share                              $  (1.72)       $  (0.06)
                                                       ========        ========

Dividends per preferred share                          $   0.75        $   0.75

Average number of common shares outstanding               199.0           199.0
   during the period


See Notes to Condensed Consolidated and Combined Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
BORDEN, INC.

                                                         Nine Months Ended
                                                            September 30,
                                                      -------------------------
(In millions, except per share data)                    1996             1995
                                                      --------         --------

Net sales                                             $2,885.8         $3,138.7
Cost of goods sold                                     2,082.1          2,322.8
                                                      --------         --------

Gross margin                                             803.7            815.9

Distribution expense                                     183.3            205.2
Marketing expense                                        330.0            347.9
General & administrative expense                         149.3            229.1
(Gain) Loss on divestiture                               (61.2)            40.0
                                                      --------         --------

Operating income (loss)                                  202.3             (6.3)
                                                      --------         --------
Interest expense                                          84.7            103.3
Minority interest                                          4.5             13.9
Other (income) expense                                    (9.9)            25.5
                                                      --------         --------

Income (loss) from continuing operations
   before income taxes                                   123.0           (149.0)
Income tax expense (benefit)                              67.5            (52.0)
                                                      --------         --------

Income (loss) from continuing operations                  55.5            (97.0)

Discontinued operations:
   Income (loss) from operations                          (9.1)             7.3
   Income (loss) from disposal                          (330.7)            67.6
                                                      --------         --------

Net loss                                                (284.3)           (22.1)
Preferred stock dividends                                (55.3)           (40.5)
                                                      --------         --------

Net loss applicable to common stock                   $ (339.6)        $  (62.6)
                                                      ========         ========

BORDEN, INC.

                                                            Nine Months Ended
                                                              September 30,
                                                       ------------------------
(In millions, except per share data)                     1996            1995
                                                       --------        --------

Per Share Data

Income (loss) from continuing operations               $   0.28        $  (0.51)

Discontinued operations:
   Income (loss) from operations                          (0.05)           0.04
   Income (loss) from disposal                            (1.66)           0.35
                                                       --------        --------

Net loss                                                  (1.43)          (0.12)
Preferred stock dividends                                 (0.28)          (0.21)
                                                       --------        --------

Net loss per common share                              $  (1.71)       $  (0.33)
                                                       ========        ========

Dividends per preferred share                          $   2.25        $   1.77

Average number of common shares outstanding
   during the period                                      199.0           190.3


See Notes to Condensed Consolidated and Combined Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
BORDEN, INC.

(In millions)

                                                                  September 30,             December 31,
ASSETS                                                                1996                      1995
                                                                   ---------                 ---------
CURRENT       Cash and equivalents                                 $   134.1                 $   146.2
ASSETS        Accounts receivable (less allowance
                for doubtful accounts of $15.2 and $24.8,
                respectively)                                          511.7                     660.1
              Inventories:
                Finished and in-process goods                          198.8                     336.2
                Raw materials and supplies                             110.9                     184.1
              Deferred income taxes                                    135.6                      45.3
              Other current assets                                      57.8                     149.3
              Net assets of discontinued operations                    603.6
                                                                   ---------                 ---------
                                                                     1,752.5                   1,521.2
                                                                   ---------                 ---------


INVESTMENTS   Investments in and advances to
AND OTHER       affiliated companies                                    32.3                      36.7
ASSETS        Deferred income taxes                                    178.4                     344.1
              Other assets                                              85.8                     110.2
              Wise assets sold under contractual arrangement,
                 net of allowance of $50.9                              54.1
                                                                   ---------                 ---------
                                                                       350.6                     491.0
                                                                   ---------                 ---------


PROPERTY      Land                                                      69.1                      93.6
AND           Buildings                                                383.1                     562.4
EQUIPMENT     Machinery and equipment                                1,460.0                   1,968.7
                                                                   ---------                 ---------
                                                                     1,912.2                   2,624.7
              Less accumulated depreciation                         (1,051.0)                 (1,465.8)
                                                                   ---------                 ---------
                                                                       861.2                   1,158.9
                                                                   ---------                 ---------


INTANGIBLES   Intangibles resulting from
                business acquisitions                                  209.0                     616.4
                                                                   ---------                 ---------


TOTAL ASSETS                                                       $ 3,173.3                 $ 3,787.5
                                                                   =========                 =========

See Notes to Condensed Consolidated and Combined Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
BORDEN, INC.

(In millions)

                                                                                     September 30,              December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                      1996                     1995
                                                                                      ----------                ----------


CURRENT               Debt payable within one year                                     $   394.3                 $   140.4
LIABILITIES           Accounts and drafts payable                                          332.3                     478.7
                      Income taxes                                                         200.8                     181.7
                      Other current liabilities                                            579.4                     780.3
                                                                                      ----------                ----------
                                                                                         1,506.8                   1,581.1
                                                                                      ----------                ----------


OTHER                 Wise liabilities sold under contractual arrangement                   44.0
LIABILITIES           Long-term debt                                                     1,019.4                   1,211.8
                      Deferred income taxes                                                 46.8                      45.3
                      Non-pension postemployment
                          benefit obligations                                              293.0                     331.8
                      Other long-term liabilities                                           65.8                     116.0
                      Minority interest                                                     12.2                      33.0
                                                                                      ----------                ----------
                                                                                         1,481.2                   1,737.9
                                                                                      ----------                ----------

                      Commitments and Contingencies


SHAREHOLDERS'         Preferred Stock - Issued 24,574,751                                614.4                     614.4
EQUITY                  Common stock - $0.01 par value
                          Authorized 300,000,000 shares
                          Issued 198,974,994                                               2.0                       2.0
                      Paid in capital                                                    358.4                     312.7
                      Receivable from parent                                             (79.9)
                      Accumulated translation adjustment                                 (39.0)                   (129.6)
                      Minimum pension liability and other                               (107.9)                   (107.9)
                      Retained earnings Accumulated deficit                             (562.7)                   (223.1)
                                                                                      ----------                ----------
                                                                                         185.3                     468.5
                                                                                       ---------                 ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $ 3,173.3                 $ 3,787.5
                                                                                       =========                 =========


See Notes to Condensed Consolidated and Combined Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
BORDEN, INC.

                                                                                                    Nine Months Ended
                                                                                                       September 30,
                                                                                               ---------------------------
(In millions)                                                                                     1996               1995
                                                                                               --------           --------


CASH FLOWS                  Net income (loss)                                                  $ (284.3)          $  (22.1)
FROM (USED IN)              Adjustments to reconcile net income (loss) to net
OPERATING                      cash from operating activities:
ACTIVITIES                  Loss on disposal of discontinued operations                           263.5              (98.3)
                            Depreciation and amortization                                         115.6              115.3
                            (Gain) loss on divestiture, net                                       (61.2)              40.0
                            Unrealized (gain) loss on interest rate swap                          (12.6)              31.1
                            Loss on sale of investment                                                                22.0
                            Restructuring                                                          (7.1)             (27.5)
                            Net change in assets and liabilities:
                               Trade receivables                                                   74.5               (9.8)
                               Inventories                                                         24.5              (40.0)
                               Trade payables                                                    (142.1)             (19.8)
                               Current and deferred taxes                                          94.1              (67.2)
                               Other assets                                                       119.7              163.9
                               Other liabilities                                                  (92.0)            (124.4)
                               Discontinued operations, working capital                           (72.6)               3.3
                                                                                               --------           --------
                                                                                                   20.0              (33.5)
                                                                                               --------           --------


CASH FLOWS                  Proceeds sale of investment in RJR                                                       282.1
FROM (USED IN)              Capital expenditures                                                 (177.9)            (124.3)
INVESTING                   Proceeds from the divestiture of businesses                           137.1                0.8
ACTIVITIES                  Purchase of businesses                                                                    (7.0)
                                                                                               --------           --------
                                                                                                  (40.8)             151.6
                                                                                               --------           --------


CASH FLOWS                  Decrease in short-term debt                                           (24.1)            (202.4)
(USED IN) FROM              Increase (decrease) in long-term debt                                 107.1             (412.4)
FINANCING                   Decrease in minority interest                                         (19.0)            (471.5)
ACTIVITIES                  Equity contribution                                                                      994.7
                            Dividends paid                                                        (55.3)             (25.0)
                            Issuance of stock under stock options
                             and benefits and awards plans                                                             3.3
                                                                                               --------           --------
                                                                                                    8.7             (113.3)
                                                                                               --------           --------

BORDEN, INC.

                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                               ---------------------------
(In millions)                                                                                    1996               1995
                                                                                               --------            -------



                            (Decrease) increase in cash and equivalents                        $  (12.1)           $   4.8
                            Cash and equivalents at beginning
                               of period                                                          146.2              125.3
                                                                                               --------            -------
                            Cash and equivalents at end
                               of period                                                       $  134.1            $ 130.1
                                                                                               ========            =======


SUPPLEMENTAL                Cash paid:
DISCLOSURES                    Interest                                                         $  71.0            $  87.9
OF CASH FLOW                   Income taxes                                                        31.0               46.7
INFORMATION                 Non-cash activity:
                               Reclassification of note from long-term
                               to short-term                                                      288.5
                            Non-cash proceeds relating to the Wise sale                            44.3
                            Non-cash proceeds from the sale of options
                               recorded in equity                                                  44.0


See Notes to Condensed Consolidated and Combined Financial Statements

CONDENSED COMBINED STATEMENTS OF OPERATIONS  (UNAUDITED)
BORDEN, INC. AND AFFILIATES

                                                         Three Months Ended
                                                            September 30,
                                                      -------------------------
(In millions)                                           1996             1995
                                                      --------         --------

Net sales                                             $1,440.4         $1,458.7
Cost of goods sold                                       994.3          1,020.1
                                                      --------         --------

Gross margin                                             446.1            438.6

Distribution expense                                      87.1             90.5
Marketing expense                                        238.0            264.9
General & administrative expense                          70.3             85.6
Loss on divestiture                                        5.0             20.0
                                                      --------         --------

Operating income (loss)                                   45.7            (22.4)

Interest expense                                          30.0             30.0
Minority interest                                          0.1              1.4
Other (income) expense                                     0.4             (9.1)
                                                      --------         --------

Income (loss) from continuing operations
   before income taxes                                    15.2            (44.7)
Income tax expense (benefit)                               6.7            (21.1)
                                                      --------         --------

Income (loss) from continuing operations                   8.5            (23.6)

Discontinued operations:
   Income from operations                                                   0.4
   Income from disposal                                                    29.7
                                                      --------         --------

Net income                                                 8.5              6.5
Preferred stock dividends                                (18.4)           (18.4)
                                                      --------         --------

Net loss applicable to common stock                       (9.9)           (11.9)
                                                      ========         ========


See Notes to Condensed Consolidated and Combined Financial Statements

CONDENSED COMBINED STATEMENTS OF OPERATIONS  (UNAUDITED)
BORDEN, INC. AND AFFILIATES

                                                          Nine Months Ended
                                                            September 30,
                                                       ------------------------
(In millions)                                            1996            1995
                                                       --------        --------

Net sales                                              $4,327.9        $4,438.8
Cost of goods sold                                      2,977.6         3,108.1
                                                       --------        --------

Gross margin                                            1,350.3         1,330.7

Distribution expense                                      268.0           276.5
Marketing expense                                         735.3           734.8
General & administrative expense                          225.9           293.2
(Gain) loss on divestitures                               (77.9)           40.0
                                                       --------        --------

Operating income (loss)                                   199.0           (13.8)

Interest expense                                           87.2           106.6
Minority interest                                           4.3            14.8
Other (income) expense                                    (14.2)           20.2
                                                       --------        --------

Income (loss) from continuing
   operations before income taxes                         121.7          (155.4)
Income tax expense (benefit)                               57.6           (56.9)
                                                       --------        --------

Income (loss) from continuing operations                   64.1           (98.5)

Discontinued operations:
   Income from operations                                                   8.8
   Income from disposal                                                    67.6
                                                       --------        --------

Net income (loss)                                          64.1           (22.1)
Preferred stock dividends                                 (55.3)          (40.5)
                                                       --------        --------

Net income (loss) applicable to common stock           $    8.8        $  (62.6)
                                                       ========        ========


See Notes to Condensed Consolidated and Combined Financial Statements

CONDENSED COMBINED BALANCE SHEETS  (UNAUDITED)
BORDEN, INC. AND AFFILIATES

(In millions)

                                                                                      September 30,             December 31,
ASSETS                                                                                   1996                       1995
                                                                                       -----------------------------------

CURRENT               Cash and equivalents                                             $   134.8                 $   146.2
ASSETS                Accounts receivable (less allowance
                         for doubtful accounts of $22.6 and $24.8,
                         respectively)                                                     714.1                     660.1
                      Inventories:
                         Finished and in-process goods                                     374.1                     336.2
                         Raw materials and supplies                                        182.5                     184.1
                      Deferred income taxes                                                135.6                      45.3
                      Other current assets                                                 106.0                     149.3
                                                                                       ---------                 ---------
                                                                                         1,647.1                   1,521.2
                                                                                       ---------                 ---------


INVESTMENTS           Investments in and advances to
AND OTHER                affiliated companies                                               36.7                      36.7
ASSETS                Deferred income taxes                                                245.5                     344.1
                      Other assets                                                         104.6                     110.2
                                                                                       ---------                 ---------
                                                                                           386.8                     491.0
                                                                                       ---------                 ---------



PROPERTY              Land                                                                  89.8                      93.6
AND                   Buildings                                                            550.5                     562.4
EQUIPMENT             Machinery and equipment                                            2,041.5                   1,968.7
                                                                                       ---------                 ---------
                                                                                         2,681.8                   2,624.7
                      Less accumulated depreciation                                     (1,464.7)                 (1,465.8)
                                                                                       ---------                 ----------
                                                                                         1,217.1                   1,158.9
                                                                                       ---------                 ---------


INTANGIBLES           Intangibles resulting from
                         business acquisitions                                             597.9                     616.4
                                                                                       ---------                 ---------



TOTAL ASSETS                                                                           $ 3,848.9                 $ 3,787.5
                                                                                       =========                 =========


See Notes to Condensed Consolidated and Combined Financial Statements

CONDENSED COMBINED BALANCE SHEETS  (UNAUDITED)
BORDEN, INC. AND AFFILIATES

(In millions)

                                                                                     September 30,             December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                     1996                       1995
                                                                                     -------------             ------------

CURRENT               Debt payable within one year                                      $  408.8                  $  140.4
LIABILITIES           Accounts and drafts payable                                          499.9                     478.7
                      Income taxes                                                         201.5                     181.7
                      Other current liabilities                                            772.0                     780.3
                                                                                        --------                  --------
                                                                                         1,882.2                   1,581.1
                                                                                        --------                  --------


OTHER                 Long-term debt                                                     1,030.6                   1,211.8
LIABILITIES           Deferred income taxes                                                 43.7                      45.3
                      Non-pension postemployment
                         benefit obligations                                               315.8                     331.8
                      Other long-term liabilities                                           86.3                     116.0
                      Minority interest                                                     19.3                      33.0
                                                                                        --------                  --------
                                                                                         1,495.7                   1,737.9
                                                                                        --------                  --------

                      Commitments and Contingencies


SHAREHOLDERS'         Preferred Stock                                                    614.4                     614.4
EQUITY                Common stock                                                         2.0                       2.0
                      Paid in capital                                                    392.6                     312.7
                      Receivable from parent                                             (79.9)
                      Accumulated translation adjustment                                (135.9)                   (129.6)
                      Minimum pension liability and other                               (107.9)                   (107.9)
                      Accumulated deficit                                               (214.3)                   (223.1)
                                                                                        --------                  --------
                                                                                           471.0                     468.5
                                                                                        --------                  --------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $3,848.9                  $3,787.5
                                                                                        ========                  ========


See Notes to Condensed Consolidated and Combined Financial Statements

CONDENSED COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
BORDEN, INC. AND AFFILIATES

                                                                                                    Nine Months Ended
                                                                                                       September 30,
                                                                                                 -------------------------
(In millions)                                                                                     1996               1995
                                                                                                 ------             ------

CASH FLOWS                  Net income (loss)                                                    $ 64.1             $(22.1)
FROM (USED IN)              Adjustments to reconcile net income (loss) to net
OPERATING                      cash from operating activities:
ACTIVITIES                  Reversal of reserve for loss on disposal
                               of discontinued operations                                                            (98.3)
                            Depreciation and amortization                                         117.3              115.3
                            (Gain) loss on divestiture, net                                       (77.9)              40.0
                            Unrealized (gain) loss on interest rate swap                          (12.6)              31.1
                            Loss on sale of investment                                                                22.0
                            Restructuring                                                          (7.1)             (27.5)
                            Net change in assets and liabilities:
                               Trade receivables                                                  (17.7)              (9.8)
                               Inventories                                                        (38.2)             (40.0)
                               Trade payables                                                       9.0              (19.8)
                               Current and deferred taxes                                          27.3              (67.2)
                               Other assets                                                        41.3              163.9
                               Other liabilities                                                  (87.6)            (124.4)
                               Discontinued operations, working capital
                                  and non-cash charges                                                                 3.3
                                                                                                 ------             ------
                                                                                                   17.9              (33.5)
                                                                                                 ------             ------


CASH FLOWS                  Proceeds sale of investment in RJR                                                       282.1
FROM (USED IN)              Capital expenditures                                                 (179.8)            (124.3)
INVESTING                   Proceeds from the divestiture of businesses                           136.5                0.8
ACTIVITIES                  Purchase of businesses                                                                    (7.0)
                                                                                                 ------             ------
                                                                                                  (43.3)             151.6
                                                                                                 ------             ------


CASH FLOWS                  Decrease in short term debt                                           (24.1)            (202.4)
(USED IN) FROM              Increase (decrease) in long-term debt                                 107.1             (412.4)
FINANCING                   Decrease in minority interest                                         (13.7)            (471.5)
ACTIVITIES                  Equity contribution                                                                      994.7
                            Dividends paid                                                        (55.3)             (25.0)
                            Issuance of stock under stock options
                             and benefits and awards plans                                                             3.3
                                                                                                 ------             ------
                                                                                                   14.0             (113.3)
                                                                                                 ------             ------

BORDEN, INC. AND AFFILIATES

                                                                                                   Nine Months Ended
                                                                                                      September 30,
                                                                                                 -------------------------
(In millions)                                                                                     1996               1995
                                                                                                 ------             ------

                            (Decrease) increase in cash and equivalents                          $(11.4)            $  4.8
                            Cash and equivalents at beginning
                               of period                                                          146.2              125.3
                                                                                                 ------             ------

                            Cash and equivalents at end
                               of period                                                         $134.8             $130.1
                                                                                                 ======             ======


SUPPLEMENTAL                Cash paid:
DISCLOSURES                    Interest                                                          $ 71.0             $ 87.9
OF CASH FLOW                   Income taxes                                                        31.0               46.7
INFORMATION                 Non-cash activity:
                               Reclassification of note from long-term
                               to short-term                                                      288.5
                            Non-cash proceeds relating to the Wise sale                            44.3
                            Non-cash proceeds from the sale of options
                               recorded in equity                                                  44.0


See Notes to Condensed Consolidated and Combined Financial Statements

  NOTES TO CONDENSED CONSOLIDATED AND CONDENSED COMBINED FINANCIAL STATEMENTS
   (Dollars in millions except per share amounts and as otherwise indicated)



1.    Basis of Presentation

      Borden, Inc. ("the Company") conducts operations in the following businesses: dairy ("BMG Dairies"), European bakery ("Bakeries"), glue ("Elmer's"), decorative products and wallcoverings ("Decorative Products"), and adhesives and resins ("Chemical"). The Company sold packaging and plastic films business on October 11, 1996 (see note 3). As explained in notes 4 and 5, the Company sold the net assets of its salty snack business ("Wise"), on July 2, 1996 and the net assets of an affiliate of its domestic and international foods business ("BFC"), on October 1, 1996 to affiliates of BW Holdings, LLC ("BWHLLC"), the Company's principal stockholder. Management of the Company will continue to exercise significant financial and managerial control with respect to Wise and BFC. In addition Wise and BFC provide guarantees to obligations under the Company's credit facility and all of the Company's outstanding publicly held debt on a pari passu basis. As a result of the continuing control and the financial guarantees the Company has included, supplementally, condensed combined financial statements in this filing which present the financial condition and results of operations of the Company including Wise and BFC, on a historical cost basis.

      The accompanying unaudited interim consolidated and combined financial statements contain all adjustments, consisting only of normal adjustments, which in the opinion of management are necessary for a fair statement of the results for the interim periods. Results for the interim periods are not necessarily indicative of results for the full years.

2.    Reclassification

      Certain prior year amounts have been reclassified to conform with 1996 presentation.

3.    Asset Divestitures

      In 1995 the Company began the process of redesigning its operating structure. As a result of this redesign management determined that certain businesses did not fit into the Company's long-term strategic plan, and made the decision to divest these businesses. Businesses included in this classification, "businesses held for sale," were the packaging and plastic films business, a dairy plant and the equity interest in a Spanish food company. Appropriate reserves relating to the sale or divestiture of these businesses were reflected in the December 31, 1995 financial statements of the Company.

      The dairy plant was closed in June 1996.

      During the first quarter of 1996, the Company sold its remaining equity interest in a Spanish food company for $139.8 resulting in a pretax gain of $82.9 ($42.1 net of tax).

      On October 11, 1996, the Company completed the sale of Borden Global Packaging ("BGP"), its packaging and plastic films business, to AEP Industries Inc. ("AEPI"). The purchase price consisted of $280 in cash, subject to adjustment, and 2,412,818 shares of newly issued AEPI common stock valued at $80.0 (approximately 34% of AEPI), its value at June 30, 1996, the date of the definitive agreement. The Company will use cash proceeds from the sale of the business to repay debt and for other general corporate purposes.


      Following are the results of operations and net assets for businesses held for sale which were owned at September

      30, 1996. These amounts are included in continuing operations in the consolidated financial statements.

                                                         1996            1995
                                                         ----            ----
Net sales:
    Quarter ended September 30                          $ 174.0         $ 182.0
    Year-to-date September 30                             524.6           555.2
Operating income (loss):
    Quarter ended September 30                              8.6            (0.2)
    Year-to-date September 30                              20.1            16.5
Net assets at September 30, 1996, and
    December 31, 1995                                     347.7           364.5


4.    Wise Divestiture

      On July 2, 1996, the Company sold its Wise business unit to an affiliate of BWHLLC for $45.0. The purchase price of the business was determined based upon an independent valuation by an investment banking firm. The proceeds consisted of $34.2 of notes receivable from the Company's parent, which are recorded as a reduction of equity, a $10.1 note receivable from Wise and $0.7 in cash. The excess of the book value over the proceeds of $16.7 has been recorded in the consolidated financial statements.
      The combined financial statements continue to report Wise at the Company's historical values since Wise remains a member of the controlled group and since management's best estimate of future operating cash flows from Wise is expected to exceed the historical carrying value of the business.

      Because of the Company's continuing control over Wise, the assets and liabilities of Wise, at the date of sale, are classified as "sold under contractual arrangements" in the condensed consolidated financial statements. In addition, any future losses incurred by Wise will be recorded in the consolidated financial statements to the extent of the Company's net investment in Wise. The Company's net investment in Wise as of September 30, 1996 was $10.1.

5.    Discontinued Operations

      On October 1, 1996, the Company sold BFC to an affiliate of BWHLLC for $550.0. Proceeds consisted of $345.9 of receivables from the Company's parent which will be recorded as a reduction of shareholders' equity, a note receivable from BFC for $198.8, and cash of $5.3. The purchase price of the business was determined based upon an independent valuation by an investment banking firm.

      Net assets of $603.6 related to the discontinued operation have been segregated in the September 30, 1996 Consolidated Balance Sheet. This amount consists of the assets and liabilities of the business sold less the estimated loss on disposal plus net advances made to BFC aggregating to $53.6 from January 1, 1996 to October 1, 1996. The excess of the book value over the proceeds of $166.6 and, a tax effect of $67.2, and a reversal of the accumulated translation adjustment of $96.9 has been recorded as a loss from discontinued operations in the consolidated financial statements and not recorded in the combined financial statements since BFC remains a member of the controlled group and because management's best estimate of future operating cash flows from BFC is expected to exceed the historical carrying value of the business.

      In 1993 the Company announced a program to divest the North American snacks operations, seafood, jams and jellies, and various other businesses. During 1995 management made the decision to retain the remaining businesses classified as discontinued operations and reversed the remaining reserve for loss on disposal, resulting in a net of tax ($30.7 and $14.0, respectively) income from disposal of $67.6 for the nine months ended September 30, 1995 and $29.7 for the three months ended September 30, 1995.

      The operating losses relating to the businesses in this program which were retained by the Company and were previously classified as discontinued operations have been reclassified to continuing operations with an offsetting net of tax ($5.6 and $0.2, respectively) credit in income from discontinued operations of $8.8 for the nine months ended and $0.4 for the three months ended September 30, 1995.

      The results indicated below for the business being divested have been reported separately as discontinued operations in the consolidated statements of operations.

                                                         1996            1995
                                                         ----            ----

Net sales:
    Quarter ended September 30                         $  463.3        $  453.0
    Year-to-date September 30                           1,376.5         1,300.2
Income (loss) before income taxes
    Quarter ended September 30                              0.9           (17.8)
    Year-to-date September 30                             (19.5)            8.1
Income tax expense (benefit)
    Quarter ended September 30                             (1.1)           (7.4)
    Year-to-date September 30                             (10.4)            0.8
Net income(loss) from discontinued operations
    Quarter-to-date                                         2.0           (10.4)
    Year-to-date                                           (9.1)            7.3

6.    Shareholders' Equity

      The following reconciles equity changes for the consolidated and combined financial statements:


                                                                    Receivable   Accumulated       Minimum
                                 Preferred    Common    Paid In       from       Translation       Pension    Retained       Total
                                    Stock     Stock     Capital      Parent       Adjustment      Liability   Earnings
                                  -------     -----     -------      -------     -----------     ----------   --------       ------
Consolidated
Balance, December 31, 1995        $ 614.4     $ 2.0     $ 312.7                    $ (129.6)     $ (107.9)     $(223.1)     $ 468.5

Net loss                                                                                                        (284.3)      (284.3)
Preferred stock dividends                                                                                        (55.3)       (55.3)
Translation adjustments                                                                 90.6                                   90.6
Note from sale of Wise (Note 4)                                      $ (34.2)                                                 (34.2)
Options sold                                               44.0        (44.0)
Int. accrued on parent's notes                              1.7         (1.7)
                                  -------     -----     -------      -------       --------      --------     --------       ------
Balance, September 30, 1996         614.4       2.0       358.4        (79.9)         (39.0)       (107.9)      (562.7)       185.3
                                  -------     -----     -------      -------       --------      --------     --------       ------
Combining Adjustments
Wise: (Note 4)
    Issue common stock                                     34.2                                                                34.2
    Reverse effect of disposal                                                                                     16.7        16.7
    Third quarter income                                                                                            0.7         0.7
BFC: (Note 5)
    Reverse effect of disposal                                                                                    330.7       330.7
    Translation and other                                                             (96.9)                        0.3       (96.6)
                                  -------     -----     -------      -------       --------      --------     --------       ------
Combined balance,
    September 30, 1996            $ 614.4     $ 2.0     $ 392.6      $ (79.9)      $ (135.9)     $ (107.9)    $ (214.3)      $471.0
                                  -------     -----     -------      -------       --------      --------     --------       ------


      On August 16, 1996 the Company sold for $44.0, options to BWHLLC to purchase all of the common stock of its Elmer's and Decorative Products businesses for 110% of the August 16, 1996 fair market value of the common stock. The options were issued at fair value and expire in five years. The redemption price of the options is $54.1 for Elmer's and $108.4 for Decorative Products, respectively.

      On October 15, 1996 the Company declared and paid a dividend on its outstanding shares of common stock in an aggregate amount of $3.8 to the Company's parent and sole stockholder.

7.    Commitments and Contingencies

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

                          PART I FINANCIAL INFORMATION


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is a comparison of sales and operating income (loss) by business unit on a consolidated and combined basis:

(Dollars in millions)

                                 Three months ended September 30,  Nine months ended September 30,
SALES                                      1996         1995            1996             1995
-----                                     ------       ------          ------           -----

BMG Dairies                             $  227.1   $    211.1      $    679.3      $    627.6
Bakeries                                    98.1         98.6           295.0           291.0
Elmer's                                     24.9         21.5            68.3            63.1
Decorative Products                         89.6         98.0           280.3           276.1
Chemical                                   296.3        263.6           866.5           874.0
Other                                        0.6                          1.8
                                        --------   ----------      ----------      ----------
   Subtotal                                736.6        692.8         2,191.2         2,131.8
Businesses held for sale                   174.9        312.9           694.6(1)      1,006.9(1)
                                        --------   ----------      ----------      ----------
CONSOLIDATED NET SALES                     911.5      1,005.7         2,885.8         3,138.7
                                        --------   ----------      ----------      ----------

BFC                                        463.3        453.0         1,376.5         1,300.1
Wise (2)                                    65.6         67.1           209.7           213.3
Combining adjustments (3)                               (67.1)         (144.1)         (213.3)
                                        --------   ----------      ----------      ----------
COMBINED NET SALES                      $1,440.4   $  1,458.7      $  4,327.9      $  4,438.8
                                        ========   ==========      ==========      ==========


                                    Three months ended September 30,  Nine months ended September 30,
OPERATING INCOME (LOSS)                   1996         1995             1996            1995
                                          ----         ----             ----            ----
BMG Dairies                             $    5.5   $      5.5      $     16.4      $     13.6
Bakeries                                     2.4          0.3             7.6             6.0
Elmer's                                      3.2          3.7            10.1             9.9
Decorative Products                          5.1          7.2            23.0            21.8
Chemical                                    29.9         32.9            98.6           106.3
Gain (loss) on divestiture                  (5.0)       (20.0)           61.2           (40.0)
Corporate                                   (5.2)       (19.4)          (26.4)         (109.0)
                                        --------   ----------      ----------      ----------
   Subtotal                                 35.9         10.2           190.5             8.6
Businesses held for sale                     8.7        (13.6)(1)        11.8(1)        (14.9)(1)
                                        --------   ----------      ----------      ----------
CONSOLIDATED OPERATING INCOME (LOSS)        44.6         (3.4)          202.3            (6.3)
                                        --------   ----------      ----------      ----------

BFC                                         (0.1)       (19.0)          (21.2)           (7.5)
Wise (2)                                     1.2         (0.7)           (4.9)          (10.2)
Combining adjustments (3)                                 0.7            22.8            10.2
                                        --------   ----------      ----------      ----------
COMBINED OPERATING INCOME (LOSS)        $   45.7   $    (22.4)     $    199.0      $    (13.8)
                                        ========   ==========      ==========      ==========

1.  Includes Wise results prior to sale to affiliate on July 2, 1996.
2.  Represents 100% of Wise results for the applicable period presented.
3. Represents an adjustment to exclude the Wise results included with consolidated results as well as loss on the sale of Wise, which is not included in the combined results.

CONSOLIDATED AND COMBINED QUARTER ENDED SEPTEMBER 30, 1996 VERSUS QUARTER ENDED SEPTEMBER 30, 1995

Consolidated net sales from continuing operations for the quarter ended September 30, 1996 decreased $94.2 million or 9.4% to $911.5 million from $1,005.7 million in 1995 primarily as a result of businesses sold late in 1995. Consolidated operating income totaled $44.6 million, up $48.0 million from a $3.4 million loss in 1995. The Company reported a consolidated net loss applicable to common stock for the third quarter 1996 of $341.6 million, or $1.72 per share, after the effect of a $330.7 million ($1.66 per share) charge for discontinued operations related to the sale of BFC on October 1, 1996, compared to a net loss applicable to common stock for the third quarter of 1995 of $11.9 million, or $0.06 per share. The loss on discontinued operations from the BFC sale to an affiliate of KKR will not be reflected in the combined financial statements since BFC remains a member of the controlled group and because management's best estimate of future operating cash flows from BFC is expected to exceed the historical carrying value of the business.

BMG Dairies sales of $227.1 million increased $16.0 million or 7.6% from 1995. The increase is attributable to higher raw milk costs during the quarter which were passed on to customers and which were generally reflected in product pricing. Operating income remained flat from period to period.

Bakeries sales decreased 0.5% to $98.1 million in 1996. The decline is due mainly to unfavorable foreign currency fluctuations as the U.S. dollar has strengthened from the third quarter of the prior year. Operating income increased $2.1 million to $2.4 million as a result of better productivity in both the industrial and retail business sectors.

Sales for Elmer's increased $3.4 million or 15.8% to $24.9 million in 1996. The change is as a result of increases in School Glue Gel, a newly introduced no run product and stronger sales in the glue stick category segment. In addition, wood glues and wood fillers sales have increased as a result of the introduction of the "Pro-Bond" brand. Operating income declined 13.5%, from $3.7 million in 1995 to $3.2 million in 1996. The decline reflects the impact of increased advertising spending to support new product introductions.

Decorative Products sales for 1996 were $89.6 million, down from $98.0 million in 1995. Sales in the North American wallcoverings operation were much lower than prior year because sales to mass merchants in 1995 benefitted from a very large initial order made during September 1995. The lower sales in North America were partially offset by the continuing strong export sales from the UK to Eastern Europe. Sales for the flexible vinyl films and sheeting business were up in 1996 compared to 1995 because of an improvement in the pool and industrial laminates industry. Operating income decreased $2.1 million to $5.1 million in 1996 as a result of the lower sales in North America, offset partly by an increase in the UK operation.

Chemical sales increased 12.4% in 1996 to $296.3 million. The increase is primarily as a result of an increase in volume in North American Forest and Industrial Products. Increases in Forest Products resulted from increased formaldehyde and wood fiber resins volume from the opening of two new plants late in 1995, increased housing starts, and additional demand for plywood and oriented fiber board created by hurricane damage in the Southeast. Volume improvement for Industrial Products reflect increased oil field demand. Chemical operating income decreased $3.0 million or 9.1% to $29.9 million in 1996. The decline is as a result of price competition in Latin America and Spain, and a one-time charge related to inventories taken during the third quarter of 1996.

Loss on divestiture in the third quarter of 1995 reflects a charge for the loss associated with the planned disposal of a wallcovering operation and the loss in the third quarter of 1996 reflects a change in estimate of the loss to be incurred on the sale of Packaging.

Corporate operating expenses decreased $14.2 million to $5.2 million in 1996. The decrease is due mainly to the absence of non-recurring charges recorded in 1995 for legal and accounting fees associated with the company's redesign, and litigation accruals.

Sales for BFC increased $10.3 million or 2.3% due to volume increases in BFC's International Foods and

FunCheese business units. The increase in International Foods is primarily attributable to volume increases for non-dairy creamer, and milk powder. FunCheese increases are primarily attributable to sales of new "Big Cheese" products which were introduced during the year. In addition, selling prices were increased to offset higher bulk cheese costs.

The BFC operating loss decreased $18.9 million to $0.1 million as a result of the absence of non-recurring charges and lower trade spending.

Wise sales of $65.6 million is a decrease of $1.5 million or 2.2% from 1995 as a result of decreased delivery route volume during the quarter. Operating results improved from a loss of $0.7 million to income of $1.2 million as a result of lower promotional expenses.

CONSOLIDATED AND COMBINED NINE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1995

Consolidated net sales from continuing operations for the nine months ended September 30, 1996 decreased $252.9 million or 8.1% to $2,885.8 million from $3,138.7 million in 1995 as a result of businesses sold late in 1995. Consolidated operating income totaled $202.3 million, up $208.6 million from the 1995 loss of $6.3 million, as a result of a gain on divestitures of $61.2 million in 1996 compared to losses on divestitures amounting to $40.0 million in 1995 and non-recurring charges in 1995. The Company reported a consolidated net loss applicable to common stock for the first nine months of 1996 of $339.6 million, or $1.71 per share, after a $330.7 million ($1.66 per share) charge for discontinued operations, compared to a loss applicable to common stock for 1995 of $62.6 million, or $0.33 per share. The loss on discontinued operations from the BFC sale to an affiliate of KKR will not be reflected in the combined financial statements since BFC remains a member of the controlled group and because management's best estimate of future operating cash flows from BFC is expected to exceed the historical carrying value of the business.

BMG Dairies sales of $679.3 million increased $51.7 million or 8.2% from 1995. The increase is attributable to higher raw milk costs during the 1996 period which were passed on to customers and reflected in product pricing.
Operating income increased $2.8 million to $16.4 million due to the increase in sales and a decrease in administrative costs as a result of operating efficiencies.

Bakeries sales increased 1.4% to $295.0 million in 1996. The improvement is primarily attributable to increased market share in both the retail and industrial bakery businesses. Operating income increased $1.6 million to $7.6 million as a result of better productivity in both business sectors.

Sales for Elmer's increased 8.2% to $68.3 million as a result of increases in School Glue Gel, a newly introduced no run product, a stronger glue stick category segment, and July 1995 price increases. In addition wood glues and wood fillers sales have increased as a result of the introduction of the "Pro-Bond" brand. Operating income remained flat from period to period.

Decorative Products sales for 1996 were $280.3 million, up from $276.1 million in 1995. The increase is mainly attributable to the expansion of export sales to Eastern Europe from the UK operations. Operating income increased $1.2 million to $23.0 million in 1996 as a result of reduced marketing spending in 1996.

Chemical sales decreased 0.9% in 1996 to $866.5 million, as a substantial volume improvement was more than offset by a steep decline in formaldehyde prices from 1995 levels. Volume increases were primarily in the North American Forest and Industrial Products business, where demand led to the opening of two additional plants late in 1995. Operating income decreased 7.2% to a 1996 level of $98.6 million as a result of price competition in Latin America and a one-time charge related to inventories.

Gain (loss) on divestiture reflects the sale of the remaining equity interest in a Spanish food company in the first quarter of 1996 partially offset by the $16.7 million charge in the second quarter for the July 2, 1996 sale of Wise.

The loss on the sale of Wise will only be reflected in the consolidated financial statements and does not affect the third quarter 1996 combined financial statements. In addition, during the first nine months of 1995, $40.0 million was charged for the loss associated with the planned disposal of certain dairy and wallcovering operations.

Corporate operating expenses decreased $82.6 million to $26.4 million in 1996. The decrease is due mainly to the absence of non-recurring charges recorded in 1995 for severance, general insurance, legal and accounting fees associated with the Company's redesign, litigation and environmental accruals.

Sales for BFC increased $76.4 million or 5.9% due to increases in product lines within the International Foods, FunCheese, and Italian Foods business units. The increase in International Foods is primarily attributable to volume increases for non-dairy creamer and milk powder, as well as increased selling prices in the Latin America region. FunCheese increases are primarily attributable to sales volume and improved private label selling prices. The increase in Italian Foods is due to volume increases in dry pasta.

The BFC operating loss of $21.2 million in 1996 increased $13.7 million from the 1995 operating loss of $7.5 million. The increase is primarily attributable to the Italian Foods product line where the gross margin percentage decreased as a result of increased raw material and packaging costs which were not recovered in selling price. Warehousing and distribution costs also increased due to higher inventory levels.

1996 sales for Wise decreased 1.7% to $209.7 million from $213.3 million in 1995 as a result of lower delivery route volume. Operating loss for 1996 improved $5.3 million to a $4.9 million loss as a result of the absence of 1995 charges of $13.3 million which related to asset writedowns partially offset by higher advertising and consumer focused promotional expenses to support new product roll-outs.


CONDENSED CONSOLIDATED NON-OPERATING EXPENSE FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                           Three months ended September 30,          Nine months ended September 30,
                                                     1996            1995                 1996              1995
                                                     ----            ----                 ----              ----


  Other expense                                    $  31.8        $  23.0               $  79.3         $ 142.7
  Income tax expense (benefit)                         7.3          (13.6)                 67.5           (52.0)

Non-operating expenses for the three months ended September 30, 1996 totaled $31.8 million, up $8.8 million from the 1995 total of $23.0 million. The increase is attributable to a decrease in income from an equity investment in Borden Chemicals and Plastics Limited Partnership

Non-operating expenses for the nine months ended September 30, 1996 totaled $79.3 million, down $63.4 million from the 1995 total of $142.7 million. The decrease is attributable to a reduction of $43.7 million in costs associated with interest rate swaps, and a $18.6 million reduction in interest expense attributable to lower debt levels. In addition, minority interest expense decreased $9.4 million primarily as a result of the reduction in the limited partner's interest in the TMI Associates Limited Partnership, amortization of deferred costs declined $8.5 million, and a loss on the sale of RJR Nabisco Holdings shares of $22.0 million recorded in 1995. These favorable variances were partially offset by a $31.0 million decrease in income from an equity investment in Borden Chemicals and Plastics Limited Partnership.

The effective tax rate of 57% in the third quarter of 1996 is primarily due to the $16.7 million loss incurred for the Wise sale, which was primarily composed of non-deductible goodwill. The effective tax rate, benefit, of 52% in the third quarter of 1995 is higher than the statutory rate due primarily to changes in the tax deductibility of certain expenses.

The effective tax rate of 54% in the nine months of 1996 is primarily due to the $16.7 million loss incurred for the Wise sale, which was primarily composed of non-deductible goodwill. The effective tax rate, benefit, of 35% in the nine months of 1995 approximated the statutory rate for the Company.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
--------------------
Consolidated operating activities generated cash of $20.0 million in 1996 compared to a $33.5 million use of cash in 1995. The majority of the increase in operating cash flow was due to increases in income before discontinued operations and favorable changes in assets and liabilities.

Combined operating activities generated cash of $17.9 million in 1996, compared to a $33.5 million use in 1995. The combined operating activities reflect changes relating to the divestiture of Wise.

Investing Activities
--------------------
Consolidated cash expenditures for new facilities and improvements were $177.9 million in 1996 compared to $124.3 million in 1995. Proceeds from divestitures generated $137.1 million through the first nine months of 1996, $125.5 million of which related to the sale of the remaining interest in a Spanish food company.

Combined cash expenditures for new facilities and improvements were $179.8 million in 1996 compared to $124.3 million in 1995. The combined proceeds from divestitures generated $136.5 million.

Financing Activities
--------------------
Consolidated financing cash flows reflect a net use of cash of $8.7 million as compared to a net use of $113.3 million in 1995. Proceeds from divestitures were used to reduce short-term bank borrowings and to reinvest in the business.
Total usage under the Company's $1.2 billion long-term revolving line of credit increased from $339.3 million at December 31, 1995 to $471.5 million at September 30, 1996, of which $84.3 million and $96.5 million were letters of credit. Proceeds from the sale of Packaging on October 11, 1996 were used primarily to reduce borrowings under the revolving line of credit. Financing cash flows through the third quarter of 1995 reflect the capital contribution of $994.7 million, which, when coupled with the sale of the RJR investment for $282.1 million, allowed for the resulting reduction in long-term debt and minority interest.

Combined financing cash flows reflect a net use of cash of $14.0 million as compared to a net use of $113.3 million in 1995. The combined statements include the minority interest relating to BFC.

Non-cash financing flows include the reclassification of a $288.5 million zero coupon note due 2002 from long-term to short-term as the Company expects the noteholders to exercise their May 1997 put option, and the receipt of notes receivable from the parent relating to the Wise transaction and the sale of options. The Company currently plans to refinance debt maturing in 1997 using its long-term revolving line of credit.

SUMMARY STATEMENTS OF OPERATIONS  (UNAUDITED)
WISE

                                                Three Months Ended
                                                   September 30,
                                                ------------------
(In thousands, except per share data)           1996          1995
------------------------------------------------------------------
Net sales                                      $65,596    $ 67,092
Cost of goods sold                              37,388      38,620
                                               -------    --------

Gross margin                                    28,208      28,472

Distribution expense                             5,997       7,405
Marketing expense                               16,809      19,026
General & administrative expense                 4,221       3,018
                                               -------    --------

Operating income (loss)                          1,181        (977)

Interest expense                                   329
Minority interest income                           110

Income (loss) before income taxes                  962        (977)
Income tax expense (benefit)                       359        (258)
                                               -------    --------

Net income (loss)                              $   603    $   (719)
                                               =======    ========
Pro Forma Share Data
--------------------

Net income (loss)                              $  6.03    $  (7.19)

Average number of common shares outstanding
during the period                                  100         100

See Notes to Summary Financial Statements

SUMMARY STATEMENTS OF OPERATIONS  (UNAUDITED)
WISE


                                                   Nine Months Ended
                                                     September 30,
                                                  ------------------
(In thousands, except per share data)             1996          1995
---------------------------------------------------------------------
Net sales                                      $ 209,666     $213,989
Cost of goods sold                               122,750      121,009
                                               ---------     --------

Gross margin                                      86,916       92,980

Distribution expense                              18,939       22,912
Marketing expense                                 61,481       57,933
General & administrative expense                  12,132        9,831
                                               ---------     --------

Operating income (loss)                           (5,636)       2,304

Interest expense                                     976
Minority interest income                             110
                                               ---------     --------
Income (loss) before income taxes                 (6,502)       2,304
Income tax (benefit) expense                      (2,307)       1,266

Net (loss) income                              $  (4,195)    $  1,038
                                               =========     ========
Pro Forma Share Data
--------------------

Net loss                                       $  (41.95)    $  10.38

Average number of common shares outstanding
during the period                                    100          100

See Notes to Summary Financial Statements

SUMMARY BALANCE SHEETS  (UNAUDITED)
WISE

(In thousands)
                                                                                  September 30,         December 31,
ASSETS                                                                                1996                 1995
--------------------------------------------------------------------------------------------------------------------
CURRENT               Cash and equivalents                                           $    705          $   601
ASSETS                Accounts receivable (less allowance
                        for doubtful accounts of $1,218 and $757,
                        respectively)                                                  23,370           22,049
                      Affiliated receivables                                            1,403
                      Inventories:
                        Finished and in-process goods                                   4,161            3,806
                        Raw materials and supplies                                      4,574            6,803
                      Other current assets                                              4,262            5,371
                                                                                      -------          -------
                                                                                       38,475           38,630
                                                                                      -------          -------




OTHER                 Other assets                                                      2,061            2,159
ASSETS                                                                                -------          -------
                                                                                        2,061            2,159
                                                                                      -------          -------




PROPERTY              Land                                                              1,291            1,291
AND                   Buildings                                                         5,306            4,499
EQUIPMENT             Machinery and equipment                                          35,873           34,033
                                                                                      -------          -------
                                                                                       42,470           39,823
                      Less accumulated depreciation                                   (10,777)          (6,373)
                                                                                      -------          -------
                                                                                       31,693           33,450
                                                                                     --------          -------




INTANGIBLES           Trademarks                                                       17,855           18,589
                                                                                      -------          -------
                                                                                       17,855           18,589
                                                                                      -------          -------




TOTAL ASSETS                                                                          $90,084          $92,828
                                                                                      =======          =======




See Notes to Summary Financial Statements

SUMMARY BALANCE SHEETS  (UNAUDITED)
WISE

(In thousands)

                                                                                   September 30,      December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                  1996              1995
------------------------------------------------------------------------------------------------------------------



CURRENT                 Accounts and drafts payable                                 $  15,063          $14,086
LIABILITIES             Affiliated payables                                             1,174
                        Other current liabilities                                      15,945           14,747
                                                                                    ---------          -------
                                                                                       32,182           28,833
                                                                                    ---------          -------




OTHER                   Affiliated long-term debt                                      10,145
                        Non-pension postemployment
                            benefit obligations                                        10,052           10,155
                        Other long-term liabilities                                     2,357            1,983
                        Minority interest                                                 545
                                                                                    ---------          -------
                                                                                       23,099           12,138
                                                                                    ---------          -------

                        Commitments and Contingencies




SHAREHOLDERS'           Common stock - ($0.01 par value
EQUITY                      Authorized 100 shares
                            Issued 100)
                        Paid in capital                                                34,200
                        Owners investment                                                               51,857
                        Retained earnings,
                          (from incorporation, July 2, 1996)                              603
                                                                                    ---------          -------
                                                                                       34,803           51,857
                                                                                    ---------          -------




TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $  90,084          $92,828
                                                                                    =========          =======

See Notes to Summary Financial Statements

SUMMARY STATEMENTS OF CASH FLOWS (UNAUDITED)
WISE

                                                                                                     Nine Months Ended
                                                                                                       September 30,
                                                                                                 -------------------------
(In thousands)                                                                                   1996                 1995
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS                  Net income (loss)                                               $  (4,195)         $   1,038
FROM (USED IN)              Adjustments to reconcile net income (loss) to net
OPERATING                      cash from operating activities:
ACTIVITIES                  Depreciation and amortization                                       5,138              5,514
                            Net change in assets and liabilities:
                               Trade receivables                                               (1,321)             2,396
                               Inventories                                                      1,874                 35
                               Trade payables                                                     977                204
                               Other assets                                                       196             (1,547)
                               Other liabilities                                                  650             (6,283)
                                                                                            ---------          ---------
                                                                                                3,319              1,357
                                                                                            ---------          ---------

CASH FLOWS                  Capital expenditures                                               (3,215)            (1,591)
FROM                        Acquisition of business                                              (655)
INVESTING                                                                                    ---------          ---------
ACTIVITIES                                                                                     (3,870)            (1,591)
                                                                                            ---------          ---------





CASH FLOWS
(USED IN) FROM
FINANCING
ACTIVITIES                  Equity contribution from management                                   655
                                                                                            ---------          ---------
                                                                                                  655

                                                                                            ---------          ---------



                            Increase (decrease) in cash and equivalents                       $   104           $   (234)
                            Cash and equivalents at beginning
                               of period                                                          601                871
                                                                                               ------             ------
                            Cash and equivalents at end
                               of period                                                      $   705           $    637
                                                                                              =======           ========



SUPPLEMENTAL                Cash paid:
DISCLOSURES                    Interest                                                        $  27
OF CASH FLOW                Noncash activity:
INFORMATION                    Acquisition of Wise net assets                                (44,345)
                               Issuance of stock in exchange
                                  for notes from principal stockholder                        34,200
                               Issuance of notes payable to finance
                                  acquisition of Wise net assets                              10,145






See Notes to Summary Financial Statements

                                 NOTES TO WISE
                          SUMMARY FINANCIAL STATEMENTS
                                 (in thousands)


1.   BACKGROUND

     In September 1994, Borden, Inc. ("Borden") entered into a merger agreement, culminating in December 1994, providing for the acquisition of all of Borden's outstanding common stock by an affiliates of Kohlberg Kravis Roberts & Co. ("KKR"). Borden, a public reporting registrant as a result of public debt that was outstanding prior to the acquisition, elected not to apply push down accounting in its consolidated financial statements and as such Borden's financial statements (including the Wise operations) are reported on Borden's historical cost basis. As discussed in the basis of presentation, these financial statements have been prepared on a purchase accounting basis from the date of KKR's acquisition of Borden.

     Effective July 2, 1996 Borden, in a taxable transaction, sold its salty snacks business ("Wise Operations") to BWHLLC, for $45 million, which approximated net book value. The purchase price was based on an independent valuation of the business. There is no change in the book basis of the assets and liabilities as of July 2, 1996 because it is a sale between related parties and Borden's principal stockholders will continue to control Wise. Borden will continue to exercise significant financial control over Wise and Wise will fully and unconditionally guarantee obligations under Borden's credit facility and all of Borden's publicly held debt on a pari passu basis.

     The accompanying unaudited interim summary financial statements of Wise contain all adjustments, consisting only of normal adjustments, which in the opinion of management are necessary for a fair statement of the results for the interim periods. Results for the interim periods are not necessarily indicative of results for the full years.

2. BASIS OF PRESENTATION, NATURE OF OPERATIONS, ESTIMATES AND SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - As a result of the financial guarantee and in accordance with Regulation S-X rule 3- 10, Borden is required to include separate financial statements for Wise as if it were a registrant in its filings with the SEC. Based on discussions with the SEC these financial statements were prepared on a purchase accounting basis which allocates approximately $52 million of the December 1994 KKR purchase price to the salty snack business of Borden. The purchase price has been allocated to tangible and intangible assets and liabilities of Wise based on preliminary estimates of their fair values. Accordingly, the allocation of the purchase price may be adjusted when the initial allocation is finalized. While the final asset and liability values may differ from those set forth in the balance sheet, the changes are not expected to have a material effect on the financial condition or results of operations of Wise. Wise is included in Borden's consolidated financial statements through the date of sale on Borden's historical basis and continues to be reported in the combined financial statements included elsewhere herein on a historical cost basis.

     Prior to the July 2, 1996 sale, Wise foods operated as a profit center of Borden, which was included in Borden's December 31, 1995 financial statements. Under this structure Borden incurred various costs in connection with the operation of the Wise foods business which included corporate controlled expenses, such as general and group insurance, employee benefits, and administrative overhead, such as accounting, legal, tax, credit and informational services departments and executive management. Management believes these amounts in the accompanying financial statements have been allocated in a reasonable and consistent manner in order to depict balance sheets, statements of income and cash flows of Wise on a stand alone basis. As a profit center of Borden essentially all treasury functions including financing of working capital and other cash needs were performed by Borden. Allocation of interest expense associated with this financing is not practical and therefore is not included in these financial statements.

     During 1996 Wise sold equity interests in its business to key management personnel for consideration of $655, resulting in an ownership percentage of 1.87%. In addition, options issued at fair value which vest over five years, allow management to purchase additional shares resulting in an ownership of up to 10%. Management's ownership interest in Wise is recorded in the financial statements as minority interest.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in Wise's financial statements are the allowance for doubtful accounts, accrual for general and group insurance and the corporate allocations. Actual results could differ from those estimates.

     REVENUE RECOGNITION - Trade revenues are recognized when products are shipped.

     ADVERTISING AND PROMOTION EXPENSE - Production costs of future media advertising are expensed on the first airdate or print release date of the advertising. All other advertising is expensed as incurred. Promotional costs are allocated ratably in interim periods based upon their relationship to estimated annual sales.

     CASH AND CASH EQUIVALENTS - Wise considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     INVENTORIES - Finished goods and raw materials inventories are stated at the lower of cost or market with cost being determined using the average cost method.

     IMPAIRMENT - The carrying value of buildings, machinery and equipment, and intangibles is evaluated periodically in relation to the expected future undiscounted cash flows of the underlying business.

     PROPERTY, PLANT & EQUIPMENT - Property, plant and equipment are stated at cost and where appropriate includes capitalized interest during construction. Depreciation is recorded on the straight-line basis over useful lives ranging from 3 to 40 years. Major renewals and betterments are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When properties are retired or otherwise disposed of, related cost and accumulated depreciation are removed from the accounts and any related gain or loss is recorded in the statement of income.

     INTANGIBLES - Intangible assets consist primarily of trademarks that are amortized on a straight-line basis over not more than twenty years.

     GENERAL INSURANCE - Wise is generally self-insured for losses and liabilities relating to workers' compensation, health and welfare claims, physical damage to property, business interruption and comprehensive general, product and vehicle liability. Losses are accrued for the estimated aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and Wise experience.

     INCOME TAXES - Income taxes are accounted for using the liability method in accordance with Statements of Financial Accounting Standard No. 109 "Accounting for Income Taxes." Subsequent to July 2, 1996 deferred income taxes are recorded to recognize the future effects of temporary differences which arise between financial statement assets and liabilities and their basis for income tax reporting purposes. Prior to July 2, 1996 Wise was included in Borden's consolidated tax return, and accordingly, income tax liabilities and assets determined on a separate return basis are included in owners investment in the accompanying financial statements. The tax basis of Wise was changed in conjunction with the July 2, 1996 related party purchase.

     PENSION AND RETIREMENT SAVINGS PLANS - Most of the employees of Wise are covered under one of Borden's pension plans or one of the union-sponsored plans to which Borden contributes. Substantially all domestic employees participate in Borden's retirement savings plans. Borden's cost of providing the retirement savings plans represents its matching of eligible contributions made by participating employees and is recognized as a charge to income in the year the cost is incurred.

     NON-PENSION POSTEMPLOYMENT BENEFITS - Wise provides certain health and life insurance benefits for eligible retirees and their dependents. The cost of providing these benefits is recognized as a charge to income in the period the benefits were earned. Wise provides certain postemployment benefits to qualified former or inactive employees. Wise accrues the cost of benefits provided to former or inactive employees after employment, but before retirement, when it is probable that a benefit will be provided. The cost of providing these benefits is recognized as a charge to income in the period the benefits were earned.

3.   RELATED PARTIES

     Wise is engaged in various transactions with Borden and its affiliated companies in the ordinary course of business. Such transactions include, among other things, the sharing of certain general and administrative costs which are allocated to Wise and totaled $1,517 and $2,475 for the three months ended September 30, 1996 and 1995, respectively. Affiliated expenses for the first nine months of 1996 and 1995 were $4,485 and $7,428, respectively.

     During the third quarter 1996 Wise entered into a loan agreement (the "Loan Agreement") to borrow funds from Borden. The Loan Agreement provides for a revolving loan facility of up to $10,000 at a variable interest rate equal to prime, and term loans with the amounts and terms to be determined by Borden. Wise has no outstanding borrowings on the revolving loan facility as of September 30, 1996. In conjunction with the July 2, 1996 transaction Wise issued $10,145 in long-term notes to Borden at a fixed 12% interest rate due on December 31, 1999. The Note Agreement contains customary conditions to borrowings, representations and warranties, and affirmative covenants similar to those contained in Borden's credit facility.

4.   COMMITMENTS AND CONTINGENCIES

     ENVIRONMENTAL MATTERS - Wise, like others in similar businesses, is subject to extensive Federal, state and local environmental laws and regulations. Although Wise environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent regulation could require Wise to make additional unforseen environmental expenditures.

     Environmental accruals are routinely reviewed on an interim basis as events and developments warrant and are subjected to a comprehenvive review annually during the fiscal fourth quarter.

     Wise is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Each of these matters is subject to various uncertainties, and some of these matters may be resolved unfavorably to Wise. Wise has established accruals for matters that are probable and reasonably estimable. Management believes that any liability that may ultimately result from the resolution of these matters in excess of amounts provided will not have a material adverse effect on the financial position of Wise.

     GUARANTEE - Wise guarantees obligations under Borden's credit facility and all of Borden's outstanding publicly held debt on a pari passu basis.

                                     PART II


Item 1:  LEGAL PROCEEDINGS

There have been no material developments in the ongoing legal proceedings that are discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 or the Forms 10-Q for the periods ended March 31, 1996 and June 30, 1996.

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

Item 6:    EXHIBITS AND REPORTS ON FORM 8-K

           a.   Exhibits

                   No. 2.1     Conveyance and Transfer Agreement, dated
                               October 1, 1996 among Borden, Inc., BDH One,
                               Inc., BDH Two, Inc., Borden Foods Investments Corporation, Borden Foods Holdings, LLC, Borden Foods Holdings Corporation, Borden Foods Corporation, BFC Investments L.P., and BDS Two, Inc., incorporated herein by reference to Exhibit
                               2.1 to Form 8K, dated October 16, 1996, File No. 001-00071.

                      3(ii)    By-Laws of Borden, Inc., as of August 14, 1996.

                         27    Financial Data Schedule


           b.   Reports on Form 8-K.

                On October 16, 1996 Borden, Inc., filed a Form 8-K announcing the sale of its pasta and foods business to an affiliate of the Company's principal stockholder, and the completion of the sale of the Company's packaging and plastic films business to AEP Industries, Inc. Unaudited pro forma condensed consolidated financial statements were filed to reflect the effects of the above transactions.



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            BORDEN, INC.




Date:   November 14, 1996                  By /s/ William H. Carter
                                              ---------------------
                                              William H. Carter
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer and
                                              Principal Accounting  Officer)