Form 10-K405
period 1996-12-31
BORDEN INC
filed 1997-03-31
CIK 13239

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  DECEMBER 31, 1996     Commission file number:  1-71
                           -------------------                            ------


                                  BORDEN, INC.


              New Jersey                                  13-0511250
----------------------------------------    ------------------------------------
      (State of incorporation)              (I.R.S. Employer Identification No.)

 180 East Broad St., Columbus, OH  43215                 614-225-4000
----------------------------------------    ------------------------------------
 (Address of principal executive offices)      (Registrant's telephone number)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    Title of each class               Name of each exchange on which registered
    -------------------               -----------------------------------------

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

     Aggregate market value in thousands of the voting stock held by nonaffiliates of the Registrant based upon the average bid and asked prices of such stock on March 21, 1997: $0.

     Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on March 21, 1997: 198,974,994


                       DOCUMENTS INCORPORATED BY REFERENCE

           Document                               Incorporated
           --------                               ------------

             none                                      none

===============================================================================
     The Exhibit Index is located herein at sequential pages 77 through 80.

                                  BORDEN, INC.


INTRODUCTION
------------

The following filing with the Securities and Exchange Commission ("SEC") by Borden, Inc. ("the Company") presents four separate financial statements:
Borden, Inc. Consolidated Financial Statements, Borden, Inc. and Affiliates Combined Financial Statements, the Financial Statements of Wise Holdings, Inc. ("Wise Holdings") and the Financial Statements of Borden Foods Holdings Corporation ("Foods Holdings"). The consolidated statements present the Company after the effect of the sales of (i) the Company's former salty snacks business ("Wise") to Wise Holdings and its subsidiaries and (ii) the Company's former domestic and international foods business ("Foods") to Foods Holdings and its subsidiaries, as explained in Notes 1, 4 and 5 to the consolidated and combined financial statements. The Company, Wise Holdings, and Foods Holdings are controlled by BW Holdings, LLC ("BWHLLC"). The consolidated financial statements are those of the Company, which is the SEC Registrant.

The Borden, Inc. and Affiliates ("the Combined Companies") combined financial statements are included herein to present the Company on a combined historical basis, including the financial position, results of operations and cash flows of Wise and Foods. The Combined Companies financial statements are included because management of the Company will continue to control significant financial and managerial decisions with respect to Wise Holdings and Foods Holdings. The Combined Companies financial statements do not reflect push-down accounting and therefore present financial information on a basis consistent with that on which credit was originally extended to the Company. Also, in accordance with rule 3-10 of Regulation S-X, the financial statements of Wise Holdings and Foods Holdings are included in Part IV of this Registration Statement on Form 10-K because Wise Holdings and Foods Holdings are guarantors of the Company's credit facility and all of the Company's outstanding publicly held debt.

                                  BORDEN, INC.

                                      INDEX

PART I
Item  1 - Business................................................................................. 4
Item  2 - Properties .............................................................................. 10
Item  3 - Legal Proceedings ....................................................................... 10
Item  4 - Submission of Matters to a Vote of Security Holders ..................................... 13

PART II
Item  5 - Market for the Registrant's Common Stock and Related Stockholder Matters ................ 13
Item  6 - Selected Financial Data ................................................................. 14
Item  7 - Management's Discussion and Analysis of Financial Condition
                 and Results of Operations ........................................................ 15
Item  8 - Financial Statements and Supplementary Data ............................................. 25
             BORDEN, INC. CONSOLIDATED ("THE REGISTRANT") AND BORDEN, INC. AND AFFILIATES
             COMBINED FINANCIAL STATEMENTS
                Consolidated Statements of Operations, years ended December 31, 1996,
                    1995 and 1994 ................................................................. 25
                Consolidated Balance Sheets, December 31, 1996 and 1995 ........................... 27
                Consolidated Statements of Cash Flows, years ended December 31, 1996,
                    1995 and 1994 ................................................................. 29
                Consolidated Statements of Shareholders' Equity, years ended December 31, 1996,
                    1995 and 1994 ................................................................. 31
                Combined Statements of Operations, years ended December 31, 1996,
                    1995 and 1994 ................................................................. 33
                Combined Balance Sheets, December 31, 1996 and 1995 ............................... 34
                Combined Statements of Cash Flows, years ended December 31, 1996,
                    1995 and 1994 ................................................................. 36
                Combined Statements of Shareholders' Equity, years ended December 31, 1996,
                    1995 and 1994 ................................................................. 38
                Notes to Consolidated and Combined Financial Statements ........................... 40
                Independent Auditors' Reports...................................................... 63

Item  9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ......................................................... 67

PART III
Item 10 - Directors and Executive Officers of the Registrant ...................................... 67
Item 11 - Executive Compensation .................................................................. 70
Item 12 - Security Ownership of Certain Beneficial Owners and Management .......................... 75
Item 13 - Certain Relationships and Related Transactions .......................................... 76

PART IV
Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K ........................ 76

                                     PART I

Item 1.  Business
------   --------

The Company was incorporated on April 24, 1899. The Company is engaged primarily in manufacturing, processing, purchasing and distributing a broad range of products through the following segments: dairy, chemical, decorative products and other. The Combined Companies include the Wise and Foods businesses. Corporate departments provide certain governance functions for all business units. The Company's executive and administrative offices are located in Columbus, Ohio. Production facilities are located throughout the United States and in many foreign countries.

In September 1994 the Company entered into a merger agreement providing for the acquisition of all of the Company's outstanding common stock by affiliates of Kohlberg Kravis Roberts & Co. ("KKR") in exchange for shares of RJR Nabisco Holdings Corp. ("RJR Holdings") common stock owned by affiliates of KKR. The acquisition was completed on March 14, 1995, following approval of the merger of an affiliate of KKR with and into the Company by shareholders of the Company at a special meeting held on that date. The Company is currently controlled by affiliates of KKR. In 1996, the Company's management made a definitive decision to sell its Wise business. On October 1, 1996, the Company sold its Foods business to Foods Holdings and classified this segment as a discontinued operation in the Company's financial statements in accordance with generally accepted accounting principles. Management of the Company will continue to exercise significant financial and managerial control with respect to Wise Holdings and Foods Holdings. In addition, Wise Holdings and Foods Holdings have guaranteed the Company's obligations under its credit facility and its outstanding publicly held debt securities.

Also in 1995, the Company began the process of redesigning its operating structure. As a result of this redesign, management decided to divest certain businesses that did not fit into the Company's long-term strategic plan. Businesses included in the classification, "businesses held for sale," for the segment data were the packaging and plastic films business, certain other non-food operations and an equity interest in a Spanish food company (see Note to the Consolidated and Combined Financial Statements). During the first quarter of 1996 the Company sold substantially all of its interest in the Spanish food company. On October 11, 1996, the Company sold its packaging and plastic films business. The European bakery business was sold on December 18, 1996. These operations were reclassified to businesses held for sale for segment reporting.

PRODUCTS

The dairy segment includes homogenized milk, ice cream, sherbet, yogurt, cottage cheese, frozen novelties, lowfat dairy products, milk-based products for the foodservice trade, and fruit juices and drinks.

The chemical segment includes adhesives for the forest products industry, foundry and industrial resins, and UV curable coatings and specialty inks.

The decorative products segment includes residential wallcoverings, flexible vinyl films and sheeting, and heat transfer paper.

The Company's other segment includes consumer adhesives. The Combined Companies' other segment includes consumer adhesives and Wise.

The Combined Companies include the Company and its subsidiaries, together with the Foods and Wise businesses. The Wise business includes salty snacks. The Foods business includes pasta and sauces, processed cheese, non-dairy creamer, sweetened condensed milk, reconstituted lemon and lime juices, bouillon, confections, dehydrated soups and whole milk powder. Foods management has announced its strategy to focus on grain-based meal solutions. Certain businesses not aligned with Foods' strategy are intended to be divested over time. Among the businesses to be sold are its milk powder, processed cheese, sweetened condensed milk and its reconstituted lemon juice businesses.

MARKETING AND DISTRIBUTION

Domestic products included in the dairy segment are marketed primarily to retail stores, and to a lesser extent, directly to wholesalers, through distributors, and to institutions and government agencies. Domestic products for the Chemical and other segments are sold throughout the United States to industrial users and by in-house and independent sales forces to distributors, wholesalers, jobbers and retailers. To the extent practicable, international distribution techniques parallel those used in the United States. However, raw materials, production considerations, pricing competition, government policy toward industry and foreign investment, and other factors may vary substantially from country to country.

The domestic Foods and Wise products are marketed primarily through food brokers and distributors, and directly to wholesalers, retail stores, food service businesses, food processors, institutions and government agencies. International distribution techniques parallel those used in the United States. Raw materials, production considerations, pricing competition, government policy toward industry and foreign investment, and other factors may vary substantially from country to country.

COMPETITION

The Company's and the Combined Companies' businesses in all industry segments must deal with intense competition on local and national levels, both in the United States and in foreign markets. Total advertising and promotion expenditures in support of the Company's products were $447.5 million in 1996, $655.2 million in 1995 and $666.6 million in 1994. The Combined Companies' total advertising and promotion expenditures in support of products were $590.4 million in 1996, $655.2 million in 1995 and $666.6 million in 1994. Decreases between years are the result of divestitures.

MANUFACTURING AND RAW MATERIALS

The primary raw material used by the dairy segment is raw milk. The primary raw materials used by the chemical segment are methanol, phenol and formaldehyde. The primary raw materials used by the decorative products segment are paper, polyvinyl chloride resin, and various commodity chemicals. The primary raw materials used by the other segment are methanol and polyvinyl alcohol. Raw materials are generally available from numerous sources in sufficient quantities but are subject to price fluctuations which cannot always be passed on to the Company's customers. The primary raw materials used by the Foods and Wise businesses are flour, tomato products, milk, cheese, oil and potatoes.

Long-term purchase agreements are used in certain circumstances to assure availability of adequate raw material supplies at guaranteed prices, for both the Company and the Combined Companies.

CUSTOMERS

The Company and the Combined Companies are not dependent on any single customer or limited to a group of customers, the loss of which would have a material adverse effect on their businesses. Their primary customers consist of food brokers and distributors, mass merchants, retail stores and manufacturers.

PATENTS AND TRADEMARKS

The Company and the Combined Companies own various patents, trademark registrations, and patent and trademark applications around the world that are held for use or are currently used in their operations. A majority of the patents relate to the development of new products and processes for manufacturing and use thereof and will expire at various times between 1997 and 2005. No individual patent or trademark is considered to be material.

RESEARCH AND DEVELOPMENT

Research and development expenditures were $41.1 million in 1996, $40.8 million in 1995 and $30.3 million in 1994 for the Company and $50.1 million, $40.8 million and $30.3 million for the Combined Companies in 1996, 1995 and 1994, respectively. The development and marketing of new products are carried out at the operating unit level and integrated with quality controls for existing product lines.

WORKING CAPITAL

Working capital for all segments is generally funded through operations and short-term borrowings.

EMPLOYEES

At December 31, 1996, the Company had approximately 11,500 employees. The Combined Companies' employees totaled approximately 20,000. Relationships with union and non-union employees are generally good.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

In the consolidated financial information presented below, the Foods segment is shown as a discontinued operation in the Identifiable Assets at Year End, Depreciation and Amortization Expense, and Capital Expenditures charts. The Foods segment, consistent with treatment as a discontinued operation, is excluded from the Sales to Unaffiliated Customers and Operating Income (Loss) charts.

Businesses included in the Company's businesses held for sale classification are the packaging and plastic films business, certain other non-food operations, an equity interest in a Spanish food company and the Wise business through July 2, 1996.

In the combined financial information presented below, Foods is shown as a distinct segment and Wise is included in the other segment.


INDUSTRY SEGMENTS:
-----------------

SALES TO UNAFFILIATED CUSTOMERS:
---------------------------------------------------------------------------------------------------
                                      CONSOLIDATED                           COMBINED
                            --------------------------------       --------------------------------
(Dollars in millions)          1996        1995        1994           1996        1995        1994
---------------------------------------------------------------------------------------------------
  Foods                                                            $1,949.8    $1,836.2    $1,820.9
  Dairy                     $  910.9    $  818.9    $  875.1          910.9       818.9       875.1
  Chemical                   1,174.2     1,139.5       995.2        1,174.2     1,139.5       995.2
  Decorative Products          365.0       354.1       314.9          365.0       354.1       314.9
  Other                         84.7        77.0        75.4          362.7       359.2       360.9
Businesses held for sale     1,146.5     1,718.3     2,179.9        1,002.5     1,436.1     1,894.4
                            --------    --------    --------       --------    --------    --------
                            $3,681.3    $4,107.8    $4,440.5       $5,765.1    $5,944.0    $6,261.4
---------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS):
--------------------------------------------------------------------------------------------------
                                      CONSOLIDATED                             COMBINED
                            --------------------------------       -------------------------------
(Dollars in millions)        1996         1995        1994          1996         1995        1994
--------------------------------------------------------------------------------------------------

  Foods                                                            $(19.9)     $ (62.7)    $  61.0
  Dairy                     $ 28.3      $  23.7     $(168.2)         28.3         23.7      (168.2)
  Chemical                   127.8        140.2       125.8         127.8        140.2       125.8
  Decorative Products         31.8         23.2        29.4          31.8         23.2        29.4
  Other                        9.2         10.8        11.3           6.4         (2.3)       21.9
Businesses held for sale      26.7        (11.9)     (243.5)         32.7          1.2      (254.1)
Corporate                     36.0       (367.1)       (6.5)         52.7       (367.1)       (6.5)
                            ------      -------     -------        ------       ------     -------
                            $259.8      $(181.1)    $(251.7)       $259.8      $(243.8)    $(190.7)
--------------------------------------------------------------------------------------------------


UNUSUAL OR INFREQUENTLY OCCURRING ITEMS INCLUDED
  IN OPERATING INCOME (LOSS): (1)
--------------------------------------------------------------------------------------------------
                                      CONSOLIDATED                             COMBINED
                            --------------------------------       -------------------------------
(Dollars in millions)         1996        1995        1994          1996         1995        1994
--------------------------------------------------------------------------------------------------
  Foods                                                            $(22.8)     $ (39.6)    $ (23.4)
  Dairy                                             $(167.5)                                (167.5)
  Chemical                              $   1.6         4.8                        1.6         4.8
  Decorative Products                       0.1        (0.1)                       0.1        (0.1)
  Other                                                 1.8                                    1.8
Businesses held for sale                    5.6      (135.8)                       5.6      (135.8)
Corporate                   $62.0        (238.1)       71.7        $ 78.7       (238.1)       71.7
                            -----       -------     -------         -----       ------     -------
                            $62.0       $(230.8)    $(225.1)       $ 55.9      $(270.4)    $(248.5)
--------------------------------------------------------------------------------------------------

(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information concerning these items.


IDENTIFIABLE ASSETS AT YEAR END:
---------------------------------------------------------------------------------------
                                CONSOLIDATED                              COMBINED
                            --------------------                   --------------------
(Dollars in millions)          1996        1995                       1996        1995
---------------------------------------------------------------------------------------
  Foods                                                            $1,279.6    $1,151.9
  Dairy                     $  307.9    $  286.6                      307.9       286.6
  Chemical                     703.1       565.0                      703.1       565.0
  Decorative Products          244.2       226.4                      244.2       226.4
  Other                         60.6        50.4                      161.7       153.4
Businesses held for sale        96.0     1,005.7                       96.0       902.7
                            --------    --------                   --------     -------
                             1,411.8     2,134.1                    2,792.5     3,286.0
Discontinued Operations                  1,151.9
Corporate Assets             1,339.1       523.2                      513.5       523.2
                            --------    --------                   --------    --------
                            $2,750.9    $3,809.2                   $3,306.0    $3,809.2
---------------------------------------------------------------------------------------

DEPRECIATION AND AMORTIZATION EXPENSE:
-------------------------------------------------------------------------------------------------
                                     CONSOLIDATED                             COMBINED
                            ------------------------------         ------------------------------
(Dollars in millions)        1996        1995        1994           1996        1995        1994
-------------------------------------------------------------------------------------------------
  Foods                                                            $ 49.3      $ 48.7      $ 45.5
  Dairy                     $ 14.7      $ 14.2      $ 29.2           14.7        14.2        29.2
  Chemical                    23.4        19.0        16.9           23.4        19.0        16.9
  Decorative Products          6.6         6.0         5.5            6.6         6.0         5.5
  Other                        3.5         1.0         1.0           10.3         8.8         9.0
Businesses held for sale      53.9        61.4        89.0           50.6        53.6        81.0
Discontinued Operations       36.3        48.7        45.5
Corporate                      0.5         6.3         6.2            0.5         6.3         6.2
                            ------      ------      ------         ------      ------      ------
                            $138.9      $156.6      $193.3         $155.4      $156.6      $193.3
-------------------------------------------------------------------------------------------------


CAPITAL EXPENDITURES:
-------------------------------------------------------------------------------------------------
                                     CONSOLIDATED                             COMBINED
                            ------------------------------         ------------------------------
(Dollars in millions)        1996        1995        1994           1996        1995        1994
-------------------------------------------------------------------------------------------------
  Foods                                                            $ 50.2      $ 32.6      $ 30.4
  Dairy                     $ 28.8      $ 13.8      $ 18.2           28.8        13.8        18.2
  Chemical                    92.8        59.7        35.3           92.8        59.7        35.3
  Decorative Products         21.2         6.4         4.0           21.2         6.4         4.0
  Other                        1.4         1.1         0.6            7.2         3.8         1.5
Businesses held for sale      61.0        69.2        47.2           59.6        66.5        46.3
Discontinued Operations       31.9        32.6        30.4
Corporate                      5.4        19.7        14.7            5.4        19.7        14.7
                            ------      ------      ------         ------      ------      ------
                            $242.5      $202.5      $150.4         $265.2      $202.5      $150.4
-------------------------------------------------------------------------------------------------



GEOGRAPHIC SEGMENTS:
-------------------

SALES TO UNAFFILIATED CUSTOMERS:
---------------------------------------------------------------------------------------------------
                                       CONSOLIDATED                             COMBINED
                            --------------------------------       --------------------------------
(Dollars in millions)          1996        1995        1994           1996        1995        1994
---------------------------------------------------------------------------------------------------
  United States             $2,249.1    $2,599.8    $3,031.4       $3,680.4    $3,824.3    $4,270.0
  Europe                       936.5     1,005.7       856.8        1,150.4     1,200.6       968.3
  Other                        495.7       502.3       552.3          934.3       919.1     1,023.1
                            --------    --------    --------       --------    --------    --------
                            $3,681.3    $4,107.8    $4,440.5       $5,765.1    $5,944.0    $6,261.4
---------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS):
--------------------------------------------------------------------------------------------------
                                       CONSOLIDATED                             COMBINED
                            -------------------------------        -------------------------------
(Dollars in millions)        1996         1995        1994          1996         1995        1994
--------------------------------------------------------------------------------------------------
  United States             $160.0      $(209.8)    $(436.7)       $135.2      $(275.9)    $(410.6)
  Europe                      61.0         31.5        64.5          72.4         23.8        64.6
  Other                       38.8         (2.8)      120.5          52.2          8.3       155.3
                            ------      -------     -------        ------      -------     -------
                            $259.8      $(181.1)    $(251.7)       $259.8      $(243.8)    $(190.7)
--------------------------------------------------------------------------------------------------


UNUSUAL OR INFREQUENTLY OCCURRING ITEMS
INCLUDED IN OPERATING INCOME (LOSS): (1)
--------------------------------------------------------------------------------------------------
                                      CONSOLIDATED                             COMBINED
                            --------------------------------       -------------------------------
(Dollars in millions)       1996         1995         1994          1996         1995        1994
--------------------------------------------------------------------------------------------------
  United States             $62.0       $(151.1)    $(301.2)       $ 55.9      $(180.0)    $(324.6)
  Europe                                  (22.0)       11.5                      (32.7)       11.5
  Other                                   (57.7)       64.6                      (57.7)       64.6
                             ----       -------     -------        ------      -------     -------
                            $62.0       $(230.8)    $(225.1)       $ 55.9      $(270.4)    $(248.5)
--------------------------------------------------------------------------------------------------

(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information concerning these items.


IDENTIFIABLE ASSETS:
---------------------------------------------------------------------------------------
                                CONSOLIDATED                              COMBINED
                            --------------------                   --------------------
(Dollars in millions)          1996        1995                       1996        1995
---------------------------------------------------------------------------------------
  United States             $2,290.6    $1,553.0                   $2,262.4    $2,222.8
  Europe                       267.5       761.2                      412.7       921.5
  Other                        192.8       343.1                      630.9       664.9
Discontinued operations                  1,151.9
                            --------    --------                   --------    --------
                            $2,750.9    $3,809.2                   $3,306.0    $3,809.2
---------------------------------------------------------------------------------------

Item 2.  Properties
------   ----------

As of December 31, 1996, the Company operated a domestic flexible vinyl and sheeting production facility in Massachusetts and operated 6 foreign residential wallcoverings and heat transfer paper production facilities located in Canada and England.

As of December 31, 1996, the Company operated 27 domestic dairy facilities in 11 states. The most significant of these facilities are the milk processing facilities in Texas and the milk and cultured products facilities in Utah and Hawaii.

As of December 31, 1996, the Company operated 27 domestic resin production and manufacturing facilities in 16 states, the most significant being the forest products adhesive plants in Oregon and North Carolina and a specialty resins plant in Kentucky. In addition, the Company operated 28 foreign resin production and manufacturing facilities primarily in Canada, South America, Great Britain and the Far East.

As of December 31, 1996, the Company operated 1 domestic facility which produces and manufactures household, school and consumer glues in New York.

As of December 31, 1996, the Company operated 2 manufacturing and processing facilities in 2 states included in businesses held for sale.

As of December 31, 1996, the Foods and Wise businesses operated 21 domestic food manufacturing facilities in 14 states and Puerto Rico. The most significant of these facilities are an Illinois plant producing caramel corn, bouillon and dehydrated soup, pasta plants in Arizona, Massachusetts, Michigan, Minnesota and Missouri, and a Pennsylvania plant that produces salty snacks. In addition, the Foods business operated 18 foreign food manufacturing and processing facilities located principally in Canada, Latin America and Western Europe.

While many of the Company's and the Combined Companies' manufacturing and processing facilities are well maintained and effectively utilized, management substantially increased capital spending during 1996 for new facilities and improvements to existing facilities. See Management's Discussion and Analysis - Liquidity and Capital Resources. Substantially all facilities are owned.

The Company and the Combined Companies are actively engaged in complying with environmental protection laws, as well as various federal and state statutes and regulations relating to manufacturing, processing and distributing their many products. In connection with this, the Company incurred capital expenditures of $6.5 million in 1996, $11.4 million in 1995 and $7.1 million in 1994. The Company estimates that it will spend $3.3 million for environmental control facilities during 1997. The Combined Companies incurred environmental capital expenditures of $6.9 million in 1996, $11.4 million in 1995 and $7.1 million in 1994. The Combined Companies estimate $3.5 million in expenditures relating to control facilities during 1997.

Item 3.  Legal Proceedings
------   -----------------

Environmental Proceedings
-------------------------

The Company has been notified that it is or may be a potentially responsible party with respect to the cleanup of certain waste sites (currently approximately 65 in number) in proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state environmental laws. While the Company cannot predict with certainty the total cost of such cleanup, the Company's ultimate liability will depend on many factors including its volumetric share of waste, the financial viability of other responsible parties, the remediation methods and technology used, the amount of time necessary to accomplish remediation, and the availability of insurance coverage. The Company has recorded liabilities for environmental remediation costs for these and other sites in amounts which it believes are probable and reasonably estimable. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may exceed current reserves by amounts that may prove insignificant or by amounts, in the aggregate, up to approximately $30 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Company among the range of reasonably possible outcomes were used. In estimating both its current reserves for environmental remediation and the possible range of additional costs, the Company has not assumed that it will bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, based generally on the parties' probable contribution on a per site basis. No attempt has been made to discount the estimated amounts to net present value, and no amounts have been recorded for potential recoveries from insurance carriers.

Private actions against the Company and numerous other defendants are pending in U.S. District Court in Baton Rouge, Louisiana alleging personal injuries and property damage in connection with a waste disposal site in Louisiana. Similar actions are pending in state court in Camden, New Jersey in connection with a waste disposal site in New Jersey and in state court in Los Angeles, California in connection with a landfill site in Monterey Park, California (September 1994) and in federal court in Columbus, Ohio (April 1996) in connection with a waste disposal site.

The U.S. Environmental Protection Agency ("EPA") has issued a notice of violation alleging the violation of air pollution regulations by a plant in Massachusetts (September 1988).

A notice of violation has been issued by the Maine Department of Environmental Protection (April 1991) alleging the violation of certain solid waste and wetlands regulations at a Scarborough, Maine facility.

Borden Chemicals and Plastics Limited Partnership
-------------------------------------------------

In 1987 the Company's basic chemical and polyvinyl chloride resin businesses located at Geismar, Louisiana and Illiopolis, Illinois were acquired by the Borden Chemicals and Plastics Limited Partnership ("BCP"). Under an Environmental Indemnity Agreement ("EIA"), the Company has agreed, subject to certain conditions and limitations, to indemnify BCP from certain environmental liabilities arising from facts or circumstances that existed and requirements in effect prior to November 30, 1987, and share on an equitable basis those arising from facts or circumstances existing and requirements in effect both prior to and after such date. No claim can be made by BCP under the EIA after November 30, 2002, and no claim can, with certain exceptions, be made with respect to the first $500,000 of liabilities which the Company would otherwise be responsible for thereunder in any year, but such excluded amounts may not exceed $3.5 million in the aggregate. Excluded amounts under the EIA have aggregated approximately $3.5 million through December 31, 1996. Accordingly, certain BCP legal proceedings are discussed below.

In 1985 the Louisiana Department of Environmental Quality ("LDEQ") and the Company entered into a Settlement Agreement that called for the implementation of a long-term groundwater and soil remediation program at the Geismar complex to address contaminants. The Company and BCP have implemented the Settlement Agreement, and have worked in cooperation with the LDEQ to remediate the groundwater and soil contamination. The Settlement Agreement contemplated, among other things, that the Company would install a series of groundwater monitoring and recovery wells, and recovery trench systems. BCP is addressing issues raised by the LDEQ concerning whether the extent of the groundwater contamination has been identified. The Company has paid substantially all of the costs to date of the Settlement Agreement with LDEQ. It is unknown how long the remediation program will continue or whether the LDEQ will require BCP to incur costs to take further remedial measures in response to data generated by the planned additional testing. If the LDEQ requires BCP to take further remedial measures, a portion of such costs may be covered under the EIA.

In February 1993, an EPA Administrative Law Judge held that the Illiopolis, Illinois facility had violated CERCLA and the Emergency Planning and Community Right to Know Act ("EPCRA") by failing to report certain relief valve releases that occurred between February 1987 and July 1989, which BCP and the Company believe are exempt from CERCLA and EPCRA reporting. BCP's petition for reconsideration was denied, a penalty hearing has been scheduled, and further appeals are possible if the parties cannot reach an agreement. Settlement negotiations between the parties are ongoing. Management does not believe that any ultimate penalty arising from this proceeding would have a material adverse effect on the Company.

On October 27, 1994, the U.S. Department of Justice ("DOJ") acting on behalf of the EPA, filed an action against BCP and its General Partner, BCP Management, Inc., a wholly owned subsidiary of the Company, in U.S. District Court for the Middle District of Louisiana. The complaint seeks civil penalties and corrective action for alleged violations of the Resource Conservation and Recovery Act ("RCRA"), CERCLA and the Clean Air Act at the Geismar facility. Prior to the filing of the complaint, BCP and the DOJ had engaged in settlement discussions, and BCP expects that such discussions will continue. BCP plans to vigorously defend against all the allegations. If unsuccessful, BCP could be subject to penalties, costs for corrective action and costs needed to obtain a RCRA permit. The maximum statutory penalties that would apply in a successful enforcement action by the government would exceed $150.0 million. BCP believes, assuming it is unsuccessful and based on information currently available to it, that the more likely amount of any liability for civil penalties would not exceed several million dollars. If unsuccessful, BCP could also be subject to costs for facility-wide corrective action to address the contamination at the Geismar complex. The cost of any corrective action could be material to BCP, depending on the scope of such corrective action which cannot be determined at this time. The extent to which any costs that may be incurred by BCP in any of the above described legal proceedings will be subject to the EIA will depend, in large part, on whether such costs or penalties are attributable to facts or circumstances that existed and requirements in effect prior to November 30, 1987. The costs that may be subject to the EIA have not yet been determined.

Other Legal Proceedings
-----------------------

The States of Ohio and Louisiana have suits pending against the Company (August 1993 and October 1994) alleging antitrust violations in connection with the sale of milk to schools in certain of their school districts. Similar allegations by the State of West Virginia were settled in June 1995 by payment of $70,000. Federal Grand Jury investigations in Ohio (February 1993) and the Plains States (September 1993) are dormant. Private antitrust suits alleging price fixing of wholesale/retail accounts are pending in Florida (July 1993) and Virginia (September 1993).

A former shareholder has sued the Company in U.S. District Court for the Southern District of Florida (August 1995) claiming violations of securities laws by failing to timely announce the proposed acquisition of the Company by affiliates of Kohlberg Kravis Roberts & Co. Discovery is proceeding.

The Company and its former Directors were sued in U.S. District Court for the Southern District of New York (December 1993) for alleged violations of the Securities Exchange Act of 1934 in connection with certain 1993 financial projections. A Motion to Dismiss filed by the defendants was granted by the Judge Magistrate and approved by the District Court. Plaintiffs have appealed.

The Company was sued on November 1, 1995, in the U.S. District Court for the Southern District of New York by the Quaker Oats Company and one of its subsidiaries ("Quaker") in connection with the 1994 sale to Quaker of the Company's Brazilian pasta business. The lawsuit alleges, among other things, that the Company made misrepresentations and omissions to Quaker constituting securities fraud, common law fraud, negligent misrepresentation and breach of contract. Quaker is seeking rescission of its purchase as well as damages. Discovery is proceeding.

The Internal Revenue Service ("IRS") has proposed adjustments to the utilization of certain capital losses in the Company's tax returns for the period 1989 to 1993. The Company filed a Petition for Readjustment in the U.S. Tax Court in July 1995. Trial is currently scheduled for October 1997. If the Company's petition is denied, the Company could incur tax liability of approximately $60 million, plus interest. The IRS also seeks penalties.

On July 19, 1995, a Fresno, California jury returned a verdict against the Foods business for approximately $11.5 million for wrongful termination of a tomato packing agreement. In granting the award for lost profits to Helm Tomatoes, Inc., a Fresno based agribusiness, the jury found that while the Foods business had a legal right to terminate the agreement, it was estopped from doing so by an oral representation made by a former Foods employee. The Foods business intends to seek to set aside the jury verdict.

The Company and the Combined Companies are involved in other litigation throughout the United States which is considered to be in the ordinary course of their business.

Management believes, based upon the information it currently possesses, and taking into account its established reserves for estimated liability, that the ultimate outcome of the foregoing environmental and legal proceedings and actions is unlikely to have a material adverse effect on the financial position or results of operations of the Company and the Combined Companies.

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

The Company's Annual Shareholder Meeting was held November 21, 1996. The Company's Board of Directors was re-elected in its entirety by unanimous vote of the 198,974,994 shares of the Company's common stock outstanding.


                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
------   -----------------------------------------------------
         Stockholder Matters
         -------------------

As a result of the merger on March 14, 1995, all common stock was cancelled and retired and was de-listed from trading on exchanges in the United States, Japan, and Switzerland. The Company's authorized common stock consists of 300,000,000 shares with a par value of $0.01 per share, 198,974,994 of which are issued and outstanding and controlled by affiliates of KKR. No shares of such common stock trade on any exchange. The only dividend paid during 1996 and 1995 was during the fourth quarter of 1996 when the Company declared a $16.5 million dividend on its common stock. The Company's ability to pay dividends on its common stock is restricted by its credit agreement with certain banks. (See Note 7 to the Consolidated and Combined Financial Statements.)

Item 6.  Selected Financial Data
------   -----------------------

-------------------------------------------------------------------------------
FIVE YEAR SELECTED FINANCIAL DATA
(All dollar and share amounts in millions, except per share data)

The following represents five year selected financial data for the Company and the Combined Companies, respectively.

CONSOLIDATED                  FOR THE YEARS    1996          1995          1994          1993          1992
-------------------------------------------------------------------------------------------------------------
SUMMARY OF EARNINGS
Net sales (1)                                $3,681.3      $4,107.8      $4,440.5      $4,381.2      $4,719.4
Income (loss) from
   continuing operations (2)                     75.5        (393.4)       (594.4)       (153.7)       (232.7)
Loss applicable to common stock (3)            (333.1)       (424.9)       (597.7)       (630.7)       (364.4)
-------------------------------------------------------------------------------------------------------------
Income (loss) per common share
   from continuing operations                   $0.38        $(2.05)       $(4.14)       $(1.09)       $(1.62)
Loss per common share                           (1.67)        (2.21)        (4.16)        (4.47)        (2.54)
-------------------------------------------------------------------------------------------------------------
Dividends:
   Common share                                $0.083                      $0.252        $ 0.90        $1.185
   Preferred series A share                     3.125        $2.392
   Preferred series B share                                                  1.32          1.32          1.32
-------------------------------------------------------------------------------------------------------------
Average number of common shares
   outstanding during the year                  199.0         192.3         143.7         141.0         143.4
-------------------------------------------------------------------------------------------------------------
FINANCIAL STATISTICS
Total assets (4)                             $2,750.9      $3,809.2      $4,004.4      $4,184.0      $5,246.0
Long-term debt                                  567.8       1,211.8       1,379.0       1,240.8       1,329.9
-------------------------------------------------------------------------------------------------------------


COMBINED COMPANIES            FOR THE YEARS    1996          1995          1994          1993          1992
-------------------------------------------------------------------------------------------------------------
SUMMARY OF EARNINGS
Net sales                                    $5,765.1      $5,944.0      $6,261.4      $6,226.2      $6,661.6
Income (loss) from
   continuing operations                         81.9        (442.5)       (566.2)        (97.0)        (95.5)
Income (loss) applicable to common stock          5.1        (424.9)       (597.7)       (630.7)       (364.4)
-------------------------------------------------------------------------------------------------------------
FINANCIAL STATISTICS
Total assets                                 $3,306.0      $3,809.2      $4,004.4      $4,184.0      $5,246.0
Long-term debt                                  582.4       1,211.8       1,379.0       1,240.8       1,329.9
-------------------------------------------------------------------------------------------------------------
(1) The decrease in net sales of $426.5 or 10.4% to $3,681.3 in 1996 from
$4,107.8 in 1995 is primarily a result of the sale of six dairy plants during
1995, the sale of a wallcovering operation during the second quarter of 1996, the sale of Wise during the third quarter of 1996, and the sale of the packaging and plastic films business in the fourth quarter of 1996.

(2) The Company reported income from continuing operations of $75.5, an improvement of $468.9 from the $393.4 loss from continuing operations recorded in 1995. This improvement is the result of numerous unusual or non-recurring charges incurred in 1995, including accrued losses for the divestiture of the packaging and plastic films business and certain other non-food operations, and an additional charge relating to a 1994 divestiture. The improvement of $201.0 or 33.8% from the 1994 loss from continuing operations of $594.4 to a loss of $393.4 in 1995 is primarily the result of merger related expenses and expenses incurred in conjunction with the 1994 credit line renegotiation.

(3) The 1996 loss applicable to common stock of $333.1 was primarily the result of the loss on the sale of Foods to Foods Holdings.

(4) The decrease of $1,058.3 or 27.8% in total assets from $3,809.2 in 1995 to $2,750.9 in 1996 was primarily caused by the sale of Wise, Foods, packaging and plastic films and the European bakery businesses.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
         of Operations
         -------------

BACKGROUND
----------

Management's discussion and analysis presents an overview of the financial results of the Company and the Combined Companies as well as the operating results of each business unit. The Company's results include the Foods business unit through the date of the sale to Foods Holdings as a discontinued operation for all periods presented. The Wise business was not a separate segment of the business and accordingly its operations are included in continuing operations through the sale date, July 2, 1996. The Company's results of operations also include the loss on the sale of Wise to an affiliate of KKR in continuing operations and the loss on the sale of Foods to affiliates of KKR in discontinued operations. From a Combined Companies perspective the Food and Wise businesses are continuing. Accordingly the sales, including any losses on the sales, are not reflected in the Combined Companies' financial statements.

The business units of the Company are identical to those listed in Item 1 of the filing. The Combined Companies include the Foods and Wise results of operations and combining adjustments to reflect the Wise loss on sale and the Wise operating results previously included in businesses held for sale in the Company's results of operations.


OVERVIEW
--------

The following table presents Statement of Operations data of the Company and the Combined Companies for the years ended December 31, 1996, 1995 and 1994.

--------------------------------------------------------------------------------------------------
                                       CONSOLIDATED                             COMBINED
                            --------------------------------       -------------------------------
(Dollars in millions)          1996        1995        1994          1996         1995       1994
--------------------------------------------------------------------------------------------------
Net sales                   $3,681.3    $4,107.8    $4,440.5      $5,765.1     $5,944.0   $6,261.4
Operating income (loss)        259.8      (181.1)     (251.7)        259.8       (243.8)    (190.7)
--------------------------------------------------------------------------------------------------


Sales
-----

Consolidated net sales from continuing operations in 1996 decreased $426.5 million or 10.4% to $3,681.3 million from $4,107.8 million in 1995 primarily as a result of businesses sold in 1995 and 1996. The 1995 consolidated net sales decrease of $332.7 million from 1994 sales is also attributable to the divestiture of businesses. Combined net sales from continuing operations in 1996 was consistent with 1995 sales. The 1995 combined net sales decrease versus 1994 was a result of the divestiture of businesses.

Operating Income
----------------

The Company reported operating income of $259.8 million in 1996 compared to operating losses of $181.1 in 1995 and $251.7 in 1994. The Combined Companies reported operating income of $259.8 million in 1996 compared to operating losses of $243.8 million in 1995 and $190.7 million in 1994. The fluctuations in operating income are attributable to numerous unusual or non-recurring charges detailed in the chart below and in the results of operations by business unit.

Unusual Items Included in Operating Income

----------------------------------------------------------------------------------------------------------------
                                                    CONSOLIDATED                             COMBINED
                                          -------------------------------        -------------------------------
(Dollars in millions)                      1996         1995        1994         1996          1995        1994
----------------------------------------------------------------------------------------------------------------
Included in Operating Income (Loss):
Gain (loss) on disposal of businesses
   and plant closings                     $ 62.0      $(213.0)    $  59.3        $55.9       $(245.1)    $  59.3
Asset impairment                                                   (263.8)                      (8.2)     (292.7)
Business redesign                                       (27.9)                                 (27.9)
Restructuring reversal (expense)                         10.1       (20.6)                      10.8       (15.1)
                                          -------     -------     -------        -----       -------     -------
                                          $  62.0     $(230.8)    $(225.1)       $55.9       $(270.4)    $(248.5)
----------------------------------------------------------------------------------------------------------------


The Company's 1996 gain on disposal of businesses of $62.0 million reflects the sale of the remaining equity interest in the Spanish food company partially offset by a loss of $16.7 million on Wise.

The Company's 1995 loss on disposal of businesses of $213.0 million includes accrued losses for the divestiture of the packaging and plastic films business, seven dairy plants, certain other non-food operations and an additional charge relating to the 1994 sale of an international business. The sale or shutdown of six dairies was completed during 1995 and the sale of the packaging and plastic films business, one wallcovering facility and the seventh dairy plant was completed in 1996.

In 1994 the Company recorded a net pretax gain of $59.3 million from the sale of two international businesses and one domestic business.

Impairment writedowns of goodwill, plant and equipment of $152.8 million for Borden/Meadow Gold Dairies ("BMG Dairies") and $111.0 million for dairy facilities held for sale in 1994 were recorded due to ongoing and projected operating losses reported by these businesses which indicated that the carrying values of such assets were not expected to be recovered by their future cash flows. Consistent with the Company's accounting policy, future cash flows were measured at the business unit level at which the business is managed. Future cash flows were based on forecasted trends for individual operations and assumed capital spending in line with expected requirements.

The 1995 restructuring reversal of $10.1 million represents excess reserves for completed restructuring programs. The 1994 net restructuring charges of $20.6 million included charges for headcount reductions and dairy plant closings, partially offset by a reversal of prior restructuring charges. In addition, $9.8 million of restructuring charges reversed in 1994 related to discontinued operations, partially offsetting the 1994 charge to loss on disposal. Management reviewed the prior restructuring programs in light of events that occurred during 1994 and determined that a portion of the reserves for these programs would not be utilized.

The Combined Companies' $55.9 million gain on disposal in 1996 reflects the transactions recorded by the Company with the exception of the $16.7 million loss on the sale of Wise, which was not recognized by the Combined Companies. In addition, the Combined Companies recognized a $26.0 million charge for the closure of certain domestic Foods plants in 1997 partially offset by a gain of $3.2 million on the sale of a Foods business late in 1996.

The Combined Companies' 1995 loss on disposal reflects the activity recorded by the Company, as well as $32.1 million for the reserve for two Foods plants.

The asset impairment recorded by the Combined Companies in 1995 and 1994 reflected the impairment of Foods goodwill. In 1994 the Company and the Combined Companies reversed previously recorded restructuring charges.

Other Expense and Income Tax Expense
------------------------------------

-------------------------------------------------------------------------------------------------
                                       CONSOLIDATED                             COMBINED
                            --------------------------------       ------------------------------
(Dollars in millions)        1996        1995        1994           1996        1995        1994
-------------------------------------------------------------------------------------------------

Other expense               $104.1      $173.2      $319.1         $103.1      $174.5      $322.6
Income tax expense            80.2        39.1        23.6           74.8        24.2        52.9
-------------------------------------------------------------------------------------------------


Other expense for 1996 totaled $104.1 million, down $69.1 million from the 1995 total of $173.2 million. The decrease is attributable to a reduction of $48.0 million in non-cash charges associated with interest rate swaps, a $22.3 million reduction in interest expense attributable to lower debt levels, and a loss on the sale of RJR Holdings shares of $22.0 million recorded in 1995. These favorable variances were partially offset by a $33.6 million decrease in income from an equity investment in Borden Chemicals and Plastics Limited Partnership ("BCP").

Other expense for 1995 decreased to $173.2 million from $319.1 million in 1994, due primarily to merger-related expenses of $96.5 million and the $64.0 million of expenses incurred in 1994 in conjunction with the renegotiation of the bank credit line and for payments to terminate other debt agreements. Additionally, other expense declined $25.1 million as a result of the $470.0 million reduction in the Company's investment in TMI Associates, L.P., a limited partnership. This variance was partially offset by the loss on sale of RJR Holdings shares of $22.0 million and the unrealized swap loss of $35.9 million recorded in 1995. Merger expenses incurred in 1995 of $4.1 million consisted of fees paid to financial advisors in connection with the merger with affiliates of KKR. 1994 merger expenses of $96.5 million primarily included fees paid to KKR and financial advisors and other incremental expenses directly related to the merger.

BCP Management, Inc. ("BCPM") is the general partner in BCP and holds a 2% equity interest in BCP. BCPM's results, which are included in other expense (income) in the Consolidated and Combined Statements of Operations, increased 42.2% in 1995 to $33.7 million from $23.7 million in 1994. The 1995 increase relates primarily to the record earnings reported by the BCP partnership which was due to significant increases in selling prices for methanol and polyvinyl chloride.

Income Tax Expense
------------------

Income tax expense in 1996 for both the Company and the Combined Companies is higher than the statutory rates mainly from the write-off of assets with tax basis lower than book basis.

Both the consolidated and combined statements show losses before income taxes for 1995 and 1994 but still reflect income tax expense. The 1995 expense was primarily due to provisions for previously unrepatriated foreign earnings related to the Spanish food company and the Foods business units, the write-off of assets with lower tax basis, and nondeductible merger expenses. The 1994 expense was a result of adjustments to prior estimates, nondeductible merger expenses, write-off of assets with lower tax basis and U.S. taxation of foreign source income.

RESULTS OF OPERATIONS BY BUSINESS UNIT:
--------------------------------------

Following is a comparison of net sales and operating income (loss) by business unit for both the Company and the Combined Companies:

(Dollars in millions)

-------------------------------------------------------------------------------------------------------------------

                                                            Twelve months ended December 31,
                                           --------------------------------------------------------------
NET SALES                                      1996                       1995                      1994
---------                                     ------                     ------                    -----
BMG Dairies                                $   910.9                  $   818.9                 $   875.1
Decorative Products                            365.0                      354.1                     314.9
Chemical                                     1,174.2                    1,139.5                     995.2
Other                                           84.7                       77.0                      75.4
                                          ----------                -----------               -----------
      Subtotal                               2,534.8                    2,389.5                   2,260.6
Businesses held for sale                     1,146.5(1)                 1,718.3(1)                2,179.9(1)
                                            --------                   --------                  --------
CONSOLIDATED NET SALES                       3,681.3                    4,107.8                   4,440.5

Foods                                        1,949.8                    1,836.2                   1,820.9
Wise(2)                                        278.1                      282.1                     285.5
Combining adjustments(3)                      (144.1)                    (282.1)                   (285.5)
                                            --------                   --------                  --------
COMBINED NET SALES                          $5,765.1                   $5,944.0                  $6,261.4


                                                           Twelve months ended December 31,
                                           --------------------------------------------------------------
OPERATING INCOME (LOSS)                        1996                       1995                      1994
-----------------------                       ------                     ------                    -----
BMG Dairies                                 $   28.3                   $   23.7                 $  (168.2)
Decorative Products                             31.8                       23.2                      29.4
Chemical                                       127.8                      140.2                     125.8
Other                                            9.2                       10.8                      11.3
Corporate                                       36.0                     (367.1)                     (6.5)
                                          ----------                   --------                  --------
      Subtotal                                 233.1                     (169.2)                     (8.2)
Businesses held for sale                        26.7(1)                   (11.9)(1)                (243.5)(1)
                                          ----------                  ---------                   -------
CONSOLIDATED OPERATING INCOME (LOSS)           259.8                     (181.1)                   (251.7)

Foods                                          (19.9)                     (62.7)                     61.0
Wise(2)                                         (2.8)                     (13.1)                     10.6
Combining adjustments(3)                        22.7                       13.1                     (10.6)
                                          ----------                  ---------                 ---------
COMBINED OPERATING INCOME (LOSS)           $   259.8                    $(243.8)                  $(190.7)

--------------------------------------------------------------------------------
(1)  Includes Wise results prior to sale to affiliate on July 2, 1996.
(2)  Represents 100% of Wise results for the applicable period presented.
(3) Represents an adjustment to exclude the Wise results included with consolidated results as well as loss on sale of Wise, which is not included in the Combined Companies results.

BMG Dairies 1996 sales of $910.9 million increased $92.0 million or 11.2% from 1995. The increase is attributable to increased raw milk costs during the year which were generally passed on to customers through higher product pricing. In addition, sales volume improved slightly over the prior year. The 19.4% increase in operating income is attributable to operating efficiencies and a favorable sales mix.

BMG Dairies sales of $818.9 million in 1995 decreased 6.4% from $875.1 million in 1994 primarily as a result of sales volume reductions in Oklahoma and Texas. Operating results improved to income of $23.7 million versus a loss of $168.2 million in 1994, primarily due to the 1994 charges of $152.8 million to write down impaired assets and $14.7 million for restructuring. Excluding these charges operating results improved as a result of reduced depreciation expense resulting from the 1994 impairment writedown.

Decorative Products sales for 1996 rose to $365.0 million from $354.1 million in 1995. There was a decrease in sales in the North American wallcoverings operation due to weak market conditions and a reduction in sales to mass merchants. However, this was offset by an increase in the U.K. operation where export sales to Eastern Europe were strong. Operating income increased $8.6 million to $31.8 million in 1996 as a result of the absence of $7.6 million in one-time accounting charges taken in 1995 related to product samples, merchandising costs, and inventory obsolescence, as well as increased sales and a reduction in selling and marketing costs associated with mass merchants.

Sales for Decorative Products increased 12.4% in 1995 to $354.1 million from $314.9 million in 1994 primarily due to additional volume with a mass merchandiser, increases in export sales volumes and an overall price increase. Operating income for 1995 declined 21.1% to $23.2 million from $29.4 million in 1994 primarily as a result of the one-time $7.6 million accounting charge related to product samples, merchandising costs and inventory obsolescence. Operating income was also affected by costs associated with establishing new business, including racks, display units and the buy-back of competitors' products, which was only partially offset by increased sales.

Chemical sales increased 3.0% in 1996 to $1,174.2 million from $1,139.5 million in 1995. The increase is a result of a 16.3% increase in volume in North American Forest Products partially offset by sales price declines resulting from lower raw material costs which were passed on to customers. Increases in Forest Products resulted from increased formaldehyde and wood fiber resins volume from the opening of two new plants late in 1995, increased housing starts, and additional demand for plywood and oriented fiber board. Chemical operating income decreased $12.4 million or 8.8% to $127.8 million in 1996 from $140.2 million in 1995. The decline is primarily as a result of price competition in Latin America and Spain, and accounting charges in Brazil and Australia.

Chemical sales of $1,139.5 million for 1995 increased 14.5% from 1994 sales of $995.2 million, primarily due to increased selling prices resulting from higher raw material costs, and increased sales volumes in specialty resins. Operating income increased 11.4% to $140.2 million from $125.8 million in 1994, primarily as a result of increased sales volumes and the ability to recover higher raw material costs.

Other sales increased $7.7 million or 10.0% to $84.7 million in 1996 from $77.0 million in 1995. Operating income declined 14.8% from $10.8 million in 1995 to $9.2 million in 1996. 1995 Other sales increased 2.1% to $77.0 million from $75.4 million in 1994. Operating income for 1995 decreased 4.4% to $10.8 million versus $11.3 million in 1994 primarily due to higher raw material and promotional costs.

Corporate operating income improved $403.1 million to $36.0 million of income for 1996, versus a loss of $367.1 million in 1995. The increase is due to the absence of non-recurring charges recorded in 1995 for severance, general insurance, legal and accounting fees associated with the Company's redesign, litigation and environmental accruals, and also due to net gains on divested businesses of $62.0 million in 1996 as compared to losses of $213.0 in 1995. The 1996 net gain on divestiture is primarily comprised of a gain on the sale of an equity interest in a Spanish food company partially offset by the loss incurred on the sale of Wise to an affiliate of the Company's principal stockholder.

Corporate operating expenses increased in 1995 resulting in a $367.1 million loss as compared to $6.5 million loss in 1994, due to charges recorded for expenses related to the reorganization of the Company into the new business structure, additional accruals for environmental remediation, and the losses on divested businesses. The 1995 loss on divestiture of businesses of $213.0 million includes accrued losses for the divestiture of the packaging and plastic films businesses, seven dairy plants, certain other non-food operations and an additional charge relating to the 1994 sale of an international business. In 1994 the Company recorded a net pretax gain of $59.3 million from the sale of two international businesses and one domestic business, which were not part of the discontinued operations plan of 1993.

Sales for the operations classified as "Businesses held for sale" decreased $572 million to $1,147 million in 1996 as compared to $1,718 million in 1995. The decrease was caused primarily by the divestiture of businesses, including Wise and the packaging and plastic films business. Operating income was $26.7 million in 1996, compared with a loss of $11.9 million in 1995. The improvement is attributable to favorable operating results.

1995 sales for businesses held for sale of $1,718 million decreased overall from 1994 sales of $2,180 million, primarily due to divestitures during 1994 which were partially offset by an increase in sales of packaging and plastic films from 1994. The operating loss for 1995 of $11.9 million for these businesses decreased from a loss of $243.5 million in 1994, primarily due to significant charges for impairment of assets in 1994.

Sales for Foods increased $113.6 million or 6.2% to $1,949.8 million in 1996 from $1,836.2 million in 1995 due to increases in product lines within Foods' Signature Flavors, International Foods, FunCheese, and Italian Foods business units. The increase at Signature Flavors is atttributable to higher volumes in soups/bouillon. The increase in International Foods is primarily attributable to volume increases for non-dairy creamer and milk powder, as well as increased selling prices in the Latin America region. FunCheese increases are primarily attributable to sales volume and improved private label selling prices. The increase in Italian Foods is due to volume increases in dry pasta.

The Foods operating loss of $19.9 million in 1996 improved from $62.7 million in 1995. The improvement is primarily attributable to lower promotional costs. The remaining improvement is attributable to an improvement in Signature Flavors and International Foods partially offset by decreases in the FunCheese and Italian Foods operations. Signature Flavors improved $15.5 million over the prior year due to higher volumes, price increases and favorable sales mix, and lower distribution and promotion expenses. The International Foods improvement of $9.4 million is attributable to increased volumes and pricing in Asia Pacific, increased non-dairy creamer volume, and improved operating efficiency in South Africa. The decline in the Italian Foods business of $17.1 million is attributable to increased packaging and semolina costs. The FunCheese decline of $8.3 million is attributable to increased trade promotional spending related to the introduction of a new product in 1996.

1995 sales for Foods of $1,836.2 million increased slightly compared with 1994 sales of $1,820.9 million, primarily resulting from increased sales for the FunCheese unit and whole milk powder in Colombia, which were offset by lower sales in Italian Foods and Signature Flavors. Sales for Italian Foods declined due to lower volumes resulting from extremely competitive conditions. Signature Flavors' decline was primarily related to lower sales of reconstituted lemon juice. Sales for FunCheese increased due to higher sales volumes of single wrapped cheese slices and substitute cheese products. Sales of whole milk powder in Colombia increased due to strong volumes and the introduction of a new product.

Foods reported an operating loss for 1995 of $62.7 million versus income of $61.0 million for 1994 due to weak results in Italian Foods, Signature Flavors and International whole milk powder exports, partially offset by favorable results for FunCheese. Italian Foods' results were impacted severely by high semolina costs and higher promotional costs related to strong competition. Signature Flavors experienced declines in operating results for substantially all product lines. The most significant declines occurred in reconstituted lemon juice, boullion and dry soups, and condensed milk, all of which reflected overall volume declines industrywide, private label competition and changes in merchandising strategy. The decline in the whole milk powder export business relates primarily to a change in distributors in the Far East which disrupted sales volumes and increased competition in the Far East. Results for FunCheese improved due to reduced production and distribution costs. 1995 results were also impacted by $66.7 million in non-recurring charges.

1996 sales for Wise decreased 1.4% to $278.1 million from $282.1 million in 1995 as a result of the conversion of unprofitable company-owned routes to independent distributors. Operating loss for 1996 improved $10.3 million to a $2.8 million loss resulting from reduced promotional price support and lower expenses relating to the route conversions.

Wise sales for 1995 were $282.1 million versus $285.5 million for 1994, with the 1.2% decrease resulting primarily from the impact of competitive promotions. The operating loss for 1995 of $13.1 million versus income of $10.6 million for 1994 resulted primarily from increased promotional costs and increased costs in packaging and raw materials.

CASH FLOWS
----------
Cash provided by the Company's operating activities during 1996 was $36.4 million compared to $82.3 million in 1995 and cash used of $242.7 million in 1994. The decrease between 1996 and 1995 is attributable to the Foods operations being included for only nine months in 1996 compared to twelve months in 1995. This is partially offset by the reduction of the loss between 1996 and 1995. The improvement between 1995 and 1994 is primarily attributable to a decrease in the amount of receivables sold.

Combined Companies' operating cash flows increased to $157.7 million in 1996 from $82.3 million in 1995 as a result of the significant turnaround in the Combined Companies income from operations.

The Company's and the Combined Companies' capital expenditures increased approximately 20% in 1996 to $242.5 million and $265.2 million, respectively. The increase reflects management's commitment to build value in its core businesses and its continued progress toward the redesign of operations which began in 1995. The 1996 capital expenditures primarily related to increased capacity in the Chemical operations, consolidation of operations for Dairy and profit maintaining projects in the Foods business. The Company expects to continue to spend at the same level in 1997 as in 1996. The 1997 budgeted capital expenditures include plans to increase capacity in the Chemical operations, updating equipment to increase manufacturing efficiencies in the Dairy operations, new information systems and software company-wide, and several profit maintaining projects in Foods.

Capital expenditures in 1995 increased 35% to $202.5 million from the 1994 total of $150.4 million due to the Company's ability to invest more capital into the businesses as a result of the capital infusion by affiliates of KKR.

Cash generated from the Company's divestitures totaled $478.6 million in 1996. The divestiture activity is a result of management's redesign process which began in 1995. The redesign resulted in the divestiture of the packaging and plastic films business, several dairy plants, certain other non-food operations and an equity interest in a Spanish food business. In addition, the 1996 divestiture proceeds include the sale of the European bakery business which was not originally included in the 1995 plan.

The Company's 1996 investing cash flows also include $76.5 million received from Foods Holdings for the repayment of affiliate debt and other receivables, a portion of which related to the Foods transaction.

The 1995 net inflow for investing activities includes $282.1 million related to proceeds on the sale of an investment in RJR Holdings. Proceeds from divested businesses in 1994 of $409.1 million consisted of a Brazilian pasta operation, a Far East dairy business, three Foods operations, and businesses sold under the 1993 divestuture program.

The Company's and the Combined Companies' 1996 financing cash outflows of $370.2 million and $378.7 million, respectively, reflect debt and dividend payments.

The 1995 cash flows from financing generated a net use of $141.4 million, which is the net result of a $994.7 million capital infusion from affiliates of KKR used to repay debt and decrease minority interest. The 1994 financing cash flows reflect the borrowing under the credit agreement signed December 1994.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of December 31, 1996, the Company and the Combined Companies had $1.2 billion in contractually committed lines of credit (the "Credit Agreement") of which $1.1 billion was available. During 1996 the Credit Agreement was amended and restated to permit the implementation of management's redesign plan. Provisions under the Credit Agreement require Foods Holdings and Wise Holdings to guarantee the Company's obligations under the Credit Agreement. The cash available under the Credit Agreement will be used to repay debt in 1997 and fund working capital needs.

The Company and the Combined Companies expect to have adequate liquidity to fund working capital requirements, support capital expenditures, repay debt and pay preferred dividends during 1997 and in future years due to cash flows from operations, divestitures and amounts available under the Credit Agreement.

The Company expects to repay approximately $420 million of debt during 1997. The debt consists of approximately $305 million in zero coupon convertible notes due in 2002. Noteholders have an option to sell the notes to the Company, and the Company is permitted to redeem the notes, beginning in May 1997.
The remainder of the repayment obligation consists of principal maturities during 1997. In addition management expects to pay $73.7 million in preferred dividends during 1997.

As of December 31, 1996, the Company and the Combined Companies had $140.7 million and $147.3 million, respectively, in deferred tax assets which related to net operating loss and alternative minimum tax carryforwards. These carryforwards are expected to reduce future tax liabilities.

The Foods business is in the process of evaluating and redesigning its current portfolio of products to be more in line with consumer trends. Although specifics have yet to be determined, management intends to divest certain unaligned businesses. Management expects the proceeds from such dispositions to exceed its current carrying cost. Management intends to use the proceeds from the divestitures to build the core business through strategic acquisitions and investments in the existing business. Also, management intends to simplify its current manufacturing structure. A $26.0 million charge, substantially all of which is noncash, has been provided for the closure of certain domestic Foods plants in 1997. Management anticipates approximately $12 million in additional charges in 1997 related to these closures, substantially all of which will be cash.

RISK MANAGEMENT
---------------

Foreign Exchange
----------------
International operations account for approximately one third of the Company's sales and operating income. The Company is exposed to foreign exchange risk on transactions that are denominated in a currency other than the business unit's functional currency. Such transactions include foreign currency denominated imports and exports of raw materials and finished goods (both intercompany and third party), and loan payments (both intercompany and third party). In almost all cases the functional currency is the unit's local currency.

It is the Company's policy to reduce foreign currency cash flow exposure due to exchange rate fluctuations by hedging firmly committed foreign currency transactions wherever economically feasible. The Company does not speculate in foreign currencies. The Company does not hedge foreign currency translation or foreign currency net assets and liabilities. The counterparties to the forward contracts are financial institutions with investment grade credit ratings.

The Company monitors its foreign currency cash flow transactions and executes forward contracts to reduce its foreign exchange exposures. The use of forward contracts protects the Company's cash flows against unfavorable movements in exchange rates, to the extent of the amount under contracts.

As of December 31, 1996, forward exchange contracts outstanding totaled $93.7 million for the Company and $247 million for the Combined Companies and will generally mature within six months. In accordance with current accounting standards, the Company and the Combined Companies defer unrealized gains and losses arising from contracts that hedge existing and identified foreign currency firm third party commitments until the related transaction occurs. Gains and losses arising from contracts that hedge existing transactions are recorded currently in income, and offset gains or losses arising from the transactions being hedged.

Interest Rate Swaps
-------------------
The Company has historically utilized interest rate swaps to lower funding costs or to alter interest rate exposures between fixed and floating rates on long-term debt. The Company does not enter into speculative swaps or other financial contracts. As of December 31, 1996, $224.3 million notional amount of interest rate swaps was outstanding. On average, during 1996, the Company paid 10.4% and received 5.5% on the swaps. Under interest rate swaps, the Company agrees with the other parties to exchange, at specified intervals, the difference between the fixed rate and floating rate interest amounts calculated by reference to the agreed notional principal amount. These swaps mature on various dates beginning December 31, 1999, and ending December 1, 2002. The Company is exposed to credit related losses in the event of nonperformance by the counterparties to these swaps, although no such losses are expected as the counterparties are commercial finance companies having an investment grade credit rating.

Commodity Futures Contracts
---------------------------
The Combined Companies use commodity futures contracts to hedge the price risks associated with raw materials used in production, commitments and certain transactions. The Combined Companies defer the impact of changes in the market value of these contracts until the hedged transaction is completed. Changes in market value of the commodity futures contracts are included in the measurement amounts of qualifying subsequent purchases of raw materials. The Combined Companies do not enter into these contracts for speculative purposes. These contracts generally mature in less than one year. As of December 31, 1996, the notional value of commodity futures contracts outstanding totaled $4.6 million.

Forward-Looking and Cautionary Statements
-----------------------------------------
The Company and its officers from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission. Investors should be aware of factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by or on behalf of the Company. Such factors are primarily in the areas of liquidity, legal, environmental and risk management.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
BORDEN, INC.
                                 Year Ended
(In millions)                    December 31,            1996                1995                1994
-------------------------------------------------------------------------------------------------------
Net sales                                             $3,681.3            $ 4,107.8           $ 4,440.5
Cost of goods sold                                     2,660.3              3,013.8             3,172.6
                                                      --------             --------            --------

Gross margin                                           1,021.0              1,094.0             1,267.9
                                                      --------             --------            --------

Distribution expense                                     235.4                267.2               318.5
Marketing expense                                        410.2                462.3               635.1
General & adminstrative expense                          177.6                342.7               340.9
(Gain) loss on divestiture                               (62.0)               213.0               (59.3)
Impairment loss                                                                                   263.8
Restructuring (reversal) expense                                              (10.1)               20.6
                                                      --------             --------            --------

Operating income (loss)                                  259.8               (181.1)             (251.7)
                                                      --------             --------            --------

Interest expense                                         112.8                135.1               137.6
Minority interest                                          3.1                 15.1                40.2
Other (income) expense                                   (11.8)                23.0               141.3
                                                      --------             --------            --------

Income (loss) from continuing operations
   before income taxes                                   155.7               (354.3)             (570.8)
Income tax expense                                        80.2                 39.1                23.6
                                                      --------             --------            --------

Income (loss) from continuing operations                  75.5               (393.4)             (594.4)
                                                      --------             --------            --------

Discontinued operations:
   (Loss) income from operations                          (1.1)               (40.3)               55.4
   (Loss) income from disposal                          (330.7)                67.6               (58.7)
                                                      --------             --------            --------

Net loss                                                (256.3)              (366.1)             (597.7)
Preferred stock dividends                                (76.8)               (58.8)
                                                      --------             --------            --------

Net loss applicable to common stock                  $  (333.1)            $ (424.9)           $ (597.7)
                                                     =========             ========           =========

-------------------------------------------------------------------------------------------------------


See Notes to Consolidated and Combined Financial Statements

BORDEN, INC.

                                                      Year Ended
(In millions, except per share data)                  December 31,             1996                1995                   1994
------------------------------------------------------------------------------------------------------------------------------
Per Share Data
--------------

Income (loss) from continuing operations                                     $  0.38             $  (2.05)              $ (4.14)

Discontinued operations:
   (Loss) income from operations                                                                    (0.20)                 0.39
   (Loss) income from disposal                                                 (1.66)                0.35                 (0.41)
                                                                            --------             --------               -------

Net loss                                                                       (1.28)               (1.90)                (4.16)
Preferred stock dividends                                                      (0.39)               (0.31)
                                                                            --------             --------              --------

Net loss per common share                                                   $  (1.67)            $  (2.21)             $  (4.16)
                                                                            ========             ========             =========

Dividends per common share                                                  $  0.083                                  $   0.252
Dividends per preferred share                                                  3.125             $  2.392

Average number of common shares outstanding
   during the period                                                           199.0                192.3                 143.7

-------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated and Combined Financial Statements

CONSOLIDATED BALANCE SHEETS
BORDEN, INC.

(In millions)                                    December 31,              1996                    1995
--------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
   Cash and equivalents                                                    $125.0                $ 146.2
   Accounts receivable (less allowance for doubtful
      accounts of $15.7 and $24.8, respectively)                            355.1                  660.1
   Inventories:
      Finished and in-process goods                                         142.3                  336.2
      Raw materials and supplies                                             77.4                  184.1
   Deferred income taxes                                                    179.6                  102.9
   Other current assets                                                      45.9                  149.3
                                                                        ---------               --------
                                                                            925.3                1,578.8
                                                                        ---------               --------
INVESTMENTS AND OTHER ASSETS
   Investments in and advances to affiliated companies                      106.8                   36.7
   Deferred income taxes                                                    213.4                  308.2
   Other assets                                                              89.0                  110.2
   Assets sold under contractual arrangement
      (net of allowance of $863.9)                                          739.7
                                                                        ---------              ---------
                                                                          1,148.9                  455.1
                                                                        ---------              ---------
PROPERTY AND EQUIPMENT
   Land                                                                      54.3                   93.6
   Buildings                                                                267.5                  562.4
   Machinery and equipment                                                  934.3                1,968.7
                                                                        ---------              ---------
                                                                          1,256.1                2,624.7
   Less accumulated depreciation                                           (693.7)              (1,465.8)
                                                                        ---------              ---------
                                                                            562.4                1,158.9
                                                                        ---------              ---------
INTANGIBLES
     (Net of accumulated amortization of $100.0 and $210.5,                 114.3                  616.4
      respectively)                                                     ---------              ---------
TOTAL ASSETS                                                            $ 2,750.9              $ 3,809.2
                                                                        =========              =========

--------------------------------------------------------------------------------------------------------

See Notes to Consolidated and Combined Financial Statements

CONSOLIDATED BALANCE SHEETS
BORDEN, INC.

(In millions, except per share data)              December 31,       1996                 1995
-------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Debt payable within one year                                     $414.0                $  140.4
   Accounts and drafts payable                                       254.9                   478.7
   Income taxes                                                      282.8                   218.8
   Other current liabilities                                         503.0                   780.3
                                                                  --------                --------
                                                                   1,454.7                 1,618.2
                                                                  --------                --------
OTHER LIABILITIES
   Liabilities sold under contractual arrangement                    481.6
   Long-term debt                                                    567.8                 1,211.8
   Non-pension postemployment benefit obligations                    285.9                   331.8
   Other long-term liabilities                                        89.9                   145.9
   Minority interest                                                  10.9                    33.0
                                                                  --------                --------
                                                                   1,436.1                 1,722.5
                                                                  --------                --------
   Commitments and Contingencies (Note 17)

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock - Issued 24,574,751 shares                        614.4                   614.4
   Common stock - $0.01 par value
      Authorized 300,000,000 shares
      Issued 198,974,994 shares                                        2.0                     2.0
   Paid in capital                                                   379.9                   312.7
   Receivable from parent                                           (443.6)
   Accumulated translation adjustment                                (27.2)                 (129.6)
   Minimum pension liability and other                              (109.2)                 (107.9)
   Accumulated deficit                                              (556.2)                 (223.1)
                                                                  --------                --------
                                                                    (139.9)                  468.5
                                                                  --------                --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $2,750.9                $3,809.2
                                                                  ========                ========

--------------------------------------------------------------------------------------------------

See Notes to Consolidated and Combined Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
BORDEN, INC.

                                                       Year Ended
(In millions)                                          December 31,      1996                  1995                 1994
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
   Net loss                                                           $ (256.3)             $ (366.1)             $ (597.7)
   Adjustments to reconcile net loss to net
       cash from operating activities:
      Loss (income) on disposal of discontinued operations               263.5                 (98.3)
      Deferred tax provision on discontinued operations                   67.2                  30.7
      Depreciation and amortization                                      138.9                 156.6                 193.3
      (Gain) loss on divestiture, net                                    (62.0)                213.0                  94.7
      Unrealized (gain) loss on interest rate swap                       (12.1)                 35.9
      Loss on sale of investment                                                                22.0
      Impairment losses                                                                          8.2                 292.7
      Restructuring                                                       (9.6)                (52.5)                (56.9)
      Sale of receivables                                                                                           (150.0)
         Trade receivables                                               (26.9)                (48.9)                (91.8)
         Inventories                                                       2.6                  15.3                 (43.1)
         Trade payables                                                   31.3                 (51.2)                 57.5
         Current and deferred taxes                                       28.2                 (21.8)                 24.0
         Other assets                                                     13.1                 123.1                  62.7
         Other liabilities                                               (65.5)                (74.6)                (43.1)
         Discontinued operations, working capital
              and non-cash charges                                       (76.0)                190.9                  15.0
                                                                    ----------            ----------              --------
                                                                          36.4                  82.3                (242.7)
                                                                    ----------            ----------              --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of investment in RJR Holdings                                            282.1
   Capital expenditures                                                 (242.5)               (202.5)               (150.4)
   Proceeds from the divestiture of businesses                           478.6                   7.4                 409.1
   Purchase of businesses                                                                       (7.0)
   Return of investment in unconsolidated affiliate                       76.5
                                                                    ----------            ----------              --------
                                                                         312.6                  80.0                 258.7
                                                                    ----------            ----------              --------

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES
   Net short-term debt payments                                          (11.6)               (191.5)                (84.1)
   Repayment of long-term debt                                          (274.7)               (436.1)               (492.6)
   Long-term debt financing                                                                      3.1                 615.8
   Issuance of minority interest                                           9.0
   Purchase of TMI interest                                              (19.2)               (471.5)
   Equity contribution                                                     3.8                 994.7
   Dividends paid                                                        (77.5)                (43.4)                (35.6)
   Issuance of stock under stock options and benefits
      and awards plans                                                                           3.3                   5.5
                                                                    ----------            ----------              --------
                                                                        (370.2)               (141.4)                  9.0
                                                                    ----------            ----------              --------

--------------------------------------------------------------------------------------------------------------------------

BORDEN, INC.

                                                          Year Ended
(In millions)                                             December 31,      1996                   1995                   1994
-------------------------------------------------------------------------------------------------------------------------------

   (Decrease) increase in cash and equivalents                                (21.2)                 20.9                  25.0
   Cash and equivalents at beginning of period                                146.2                 125.3                 100.3
                                                                           --------              --------              --------
   Cash and equivalents at end of period                                   $  125.0              $  146.2              $  125.3
                                                                           ========              ========              ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid:
      Interest                                                              $  82.3               $ 100.8               $ 144.0
      Income taxes                                                             25.8                  51.7                   8.0
   Non-cash activity:
      Reclassification of note from long-term to short-term                   305.3
      Proceeds relating to the Wise sale                                       44.3
      Proceeds relating to the Foods sale                                     521.8
      Proceeds from the sale of options recorded in equity                     44.0
      Investment in AEPI common stock                                          80.0
      Capital contribution by parent                                           31.0
      Proceeds from sale of European bakery
           and Spanish food company                                            30.1
      Investment in RJR Holdings stock                                                                                  $ 281.1
      Treasury stock issued to KKR affiliates                                                                             309.5
-------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated and Combined Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
BORDEN, INC.
(In millions)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Minimum
                                    Preferred    Common     Treasury    Paid In      Accumulated     Pension    Retained     Total
                                       Stock      Stock       Stock     Capital     Translation    Liability     Earnings
                                                                                     Adjustment    and Other    (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993            $ 0.0      $121.9     $(532.6)     $88.1        $ (173.6)    $ (95.5)      $835.1      $243.4
------------------------------------------------------------------------------------------------------------------------------------
Stock issued for preferred Series B
   converted, exercised options
   and benefits and award plans                                 3.7        1.8                                                  5.5
Treasury stock issued to KKR
   affiliates                                                 279.4       30.1                                                309.5
Translation adjustments                                                                   33.2                                 33.2
Minimum pension liability adjustment                                                                 (11.8)                   (11.8)
Valuation allowance - securities                                                                     (38.1)                   (38.1)
Net loss                                                                                                         (597.7)     (597.7)
Cash dividends - common                                                                                           (33.2)      (33.2)
Stock rights redemption payment
   $0.01 2/3 per right                                                                                             (2.4)       (2.4)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994             $0.0      $121.9     $(249.5)    $120.0         $(140.4)    $(145.4)      $201.8      $(91.6)
------------------------------------------------------------------------------------------------------------------------------------
Issuance of series A cumulative
      preferred shares                614.4                             (614.4)                                                 0.0
Cancellation of common shares                    (121.9)                 121.9                                                  0.0
Issuance of new common shares                       2.0                                                                         2.0
Cancellation of treasury shares                               245.4     (245.4)                                                 0.0
Stock issued for preferred Series B
     converted, exercised options
     and benefits and award plans                               4.1        2.2                                                  6.3
KKR additional capital contribution                                      928.4                                                928.4
Translation adjustments                                                                   10.8                                 10.8
Minimum pension liability adjustment                                                                  (0.6)                    (0.6)
Valuation allowance - securities                                                                      38.1                     38.1
Net loss                                                                                                         (366.1)     (366.1)
Cash dividends - preferred                                                                                        (58.8)      (58.8)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995           $614.4        $2.0        $0.0     $312.7         $(129.6)    $(107.9)     $(223.1)     $468.5
------------------------------------------------------------------------------------------------------------------------------------

BORDEN, INC.

(In millions)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Minimum
                                    Preferred    Common      Paid In    Receivable    Accumulated    Pension     Retained     Total
                                    Stock         Stock      Capital       from      Translation    Liability    Earnings
                                                                          Parent      Adjustment     and Other   (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995           $614.4        $2.0      $312.7       $0.0         $(129.6)      $(107.9)     $(223.1)   $468.5
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                                           (256.3)   (256.3)
Cash dividends - preferred                                                                                          (76.8)    (76.8)
Translation adjustments                                                                  102.4                                102.4
Minimum pension liability adjustment                                                                    (1.3)                  (1.3)
Note receivable from Wise transaction                                    (34.2)                                               (34.2)
Options sold to parent                                         44.0      (44.0)                                                 0.0
Parent notes receivable from Foods
     transaction                                                        (345.9)                                              (345.9)
Interest accrued on notes from parent                           8.7      (19.5)                                               (10.8)
Common stock dividend                                         (16.5)                                                          (16.5)
Capital contribution from parent                               31.0                                                            31.0
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996           $614.4        $2.0      $379.9    $(443.6)         $(27.2)      $(109.2)     $(556.2)  $(139.9)
------------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated and Combined Financial Statements

COMBINED STATEMENTS OF OPERATIONS
BORDEN, INC. AND AFFILIATES

                                   Year Ended
(In millions)                      December 31,                     1996                 1995                  1994
----------------------------------------------------------------------------------------------------------------------
Net sales                                                        $ 5,765.1             $ 5,944.0             $ 6,261.4
Cost of goods sold                                                 3,933.8               4,119.9               4,221.5
                                                                 ---------             ---------             ---------

Gross margin                                                       1,831.3               1,824.1               2,039.9
                                                                 ---------             ---------             ---------

Distribution expense                                                 354.9                 367.2                 416.1
Marketing expense                                                    990.3               1,013.3               1,136.7
General & adminstrative expense                                      282.2                 444.9                 429.3
(Gain) loss on divestiture                                           (55.9)                245.1                 (59.3)
Impairment loss                                                                              8.2                 292.7
Restructuring (reversal) expense                                                           (10.8)                 15.1
                                                                 ---------             ---------            ----------

Operating income (loss)                                              259.8                (243.8)               (190.7)
                                                                 ---------             ---------            ----------

Interest expense                                                     116.4                 140.2                 143.4
Minority interest                                                      2.7                  16.2                  41.2
Other (income) expense                                               (16.0)                 18.1                 138.0
                                                                 ---------             ---------            ----------

Income (loss) from continuing operations
   before income taxes                                               156.7                (418.3)               (513.3)
Income tax expense                                                    74.8                  24.2                  52.9
                                                                 ---------             ---------            ----------

Income (loss) from continuing operations                              81.9                (442.5)               (566.2)
                                                                 ---------             ---------            ----------

Discontinued operations:
   Income from operations                                                                    8.8                  27.2
   Income (loss) from disposal                                                              67.6                 (58.7)
                                                                 ---------             ---------            ----------

Net income (loss)                                                     81.9                (366.1)               (597.7)
Preferred stock dividends                                            (76.8)                (58.8)
                                                                 ---------             ---------            ----------

Net income (loss) applicable to common stock                     $     5.1             $  (424.9)           $   (597.7)
                                                                 =========             =========            ==========

---------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated and Combined Financial Statements

COMBINED BALANCE SHEETS
BORDEN, INC. AND AFFILIATES

                                                          Year Ended
(In millions)                                             December 31,       1996                    1995
------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
   Cash and equivalents                                                  $    160.2               $    146.2
   Accounts receivable (less allowance for doubtful
      accounts of $23.0 and $24.8, respectively)                              549.9                    660.1
   Inventories:
      Finished and in-process goods                                           286.5                    336.2
      Raw materials and supplies                                              142.3                    184.1
   Deferred income taxes                                                      202.3                    102.9
   Other current assets                                                        82.4                    149.3
                                                                         ----------                ---------
                                                                            1,423.6                  1,578.8
                                                                         ----------                ---------
INVESTMENTS AND OTHER ASSETS
   Investments in and advances to affiliated companies                        106.8                     36.7
   Deferred income taxes                                                      267.9                    308.2
   Other assets                                                               106.9                    110.2
                                                                         ----------                ---------
                                                                              481.6                    455.1
                                                                         ----------                ---------
PROPERTY AND EQUIPMENT
   Land                                                                        75.9                     93.6
   Buildings                                                                  441.0                    562.4
   Machinery and equipment                                                  1,504.3                  1,968.7
                                                                         ----------                ---------
                                                                            2,021.2                  2,624.7
   Less accumulated depreciation                                           (1,116.1)                (1,465.8)
                                                                         ----------                ---------
                                                                              905.1                  1,158.9
                                                                         ----------                ---------
INTANGIBLES
   (Net of accumulated amortization of $201.5 and $210.5, respectively)       495.7                    616.4
                                                                         ----------                ---------

TOTAL ASSETS                                                             $  3,306.0                $ 3,809.2
                                                                         ==========                =========

------------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated and Combined Financial Statements

COMBINED BALANCE SHEETS
BORDEN, INC. AND AFFILIATES

                                               Year Ended
(In millions)                                  December 31,          1996                    1995
----------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Debt payable within one year                                  $    421.8               $    140.4
   Accounts and drafts payable                                        412.5                    478.7
   Income taxes                                                       304.0                    218.8
   Other current liabilities                                          671.9                    780.3
                                                                 ----------               ----------
                                                                    1,810.2                  1,618.2
                                                                 ----------               ----------

OTHER LIABILITIES
   Long-term debt                                                     582.4                  1,211.8
   Non-pension postemployment benefit obligations                     308.2                    331.8
   Other long-term liabilities                                         95.3                    145.9
   Minority interest                                                   14.5                     33.0
                                                                 ----------               ----------
                                                                    1,000.4                  1,722.5
                                                                 ----------               ----------
   Commitments and Contingencies (Note 17)

SHAREHOLDERS' EQUITY
   Preferred stock                                                    614.4                    614.4
   Common stock                                                         2.0                      2.0
   Paid in capital                                                    683.1                    312.7
   Receivable from parent                                            (443.6)
   Affiliate's interest in subsidiary                                  87.9
   Accumulated translation adjustment                                (121.2)                  (129.6)
   Minimum pension liability and other                               (109.2)                  (107.9)
   Accumulated deficit                                               (218.0)                  (223.1)
                                                                 ----------               ----------
                                                                      495.4                    468.5
                                                                 ----------               ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $  3,306.0               $  3,809.2
                                                                 ==========               ==========
----------------------------------------------------------------------------------------------------

See Notes to Consolidated and Combined Financial Statements

COMBINED STATEMENTS OF CASH FLOWS
BORDEN, INC. AND AFFILIATES

                                                          Year Ended
(In millions)                                             December 31,            1996                 1995                  1994
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
   Net income (loss)                                                          $   81.9              $ (366.1)             $ (597.7)
   Adjustments to reconcile net income (loss) to net
       cash from operating activities:
      Reversal of reserve for disposal of discontinued operations                                      (98.3)
      Depreciation and amortization                                              155.4                 156.6                 193.3
      (Gain) loss on divestiture, net                                            (55.9)                245.1                  94.7
      Unrealized (gain) loss on interest rate swap                               (12.1)                 35.9
      Loss on sale of investment                                                                        22.0
      Impairment losses                                                                                  8.2                 292.7
      Restructuring                                                               (9.6)                (52.5)                (56.9)
      Sale of receivables                                                                                                   (150.0)
         Trade receivables                                                       (14.8)                  6.7                 (40.8)
         Inventories                                                             (16.1)                 10.3                 (44.4)
         Trade payables                                                           21.7                 (27.0)                 49.7
         Current and deferred taxes                                               37.6                   8.9                  24.0
         Other assets                                                             51.8                 129.5                  74.8
         Other liabilities                                                       (82.2)                 (4.7)                (12.4)
         Discontinued operations, working capital                                                        7.7                 (69.7)
                                                                             ---------            ----------             ---------
                                                                                 157.7                  82.3                (242.7)
                                                                             ---------            ----------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of investment in RJR Holdings                                                    282.1
   Capital expenditures                                                         (265.2)               (202.5)               (150.4)
   Proceeds from the divestiture of businesses                                   500.2                   7.4                 409.1
   Purchase of businesses                                                                               (7.0)
                                                                             ---------            ----------             ---------
                                                                                 235.0                  80.0                 258.7
                                                                             ---------            ----------             ---------

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES
   Net short-term debt payments                                                  (19.7)               (191.5)                (84.1)
   Repayment of long-term debt                                                  (281.1)               (436.1)               (492.6)
   Long-term debt financing                                                                              3.1                 615.8
   Issuance of minority interest                                                  15.0
   Purchase of TMI interest                                                      (19.2)               (471.5)
   Equity contribution                                                             3.8                 994.7
   Dividends paid                                                                (77.5)                (43.4)                (35.6)
   Issuance of stock under stock options and benefits
      and awards plans                                                                                   3.3                   5.5
                                                                             ---------            ----------             ---------
                                                                                (378.7)               (141.4)                  9.0
                                                                             ---------            ----------             ---------
----------------------------------------------------------------------------------------------------------------------------------

BORDEN, INC. AND AFFILIATES

                                                    Year Ended
(In millions)                                       December 31,         1996                   1995                 1994
---------------------------------------------------------------------------------------------------------------------------
   Increase in cash and equivalents                                        14.0               $  20.9               $  25.0
   Cash and equivalents at beginning of year                              146.2                 125.3                 100.3
                                                                        -------               -------               -------
   Cash and equivalents at end of year                                  $ 160.2               $ 146.2               $ 125.3
                                                                        =======               =======               =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid:
      Interest                                                           $ 83.1                $100.8                $144.0
      Income taxes                                                         37.2                  51.7                   8.0
   Non-cash activity:
      Reclassification of note from long-term to short-term               305.3
      Proceeds relating to the Wise stock sale                             34.2
      Proceeds relating to the Foods stock sale                           264.9
      Proceeds from sale of interest in subsidiary to affiliate            81.0
      Proceeds from the sale of options recorded in equity                 44.0
      Investment in AEPI common stock                                      80.0
      Capital contribution by parent                                       31.0
      Proceeds from sale of European bakery
           and Spanish food company                                        30.1
      Investment in RJR Holdings stock                                                                              $ 281.1
      Treasury stock issued to KKR affiliates                                                                         309.5
---------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated and Combined Financial Statements

COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY
BORDEN, INC. AND AFFILIATES
(In millions, except per right data)

                                                                                                   Minimum
                                    Preferred   Common       Treasury      Paid In  Accumulated    Pension      Retained    Total
                                    Stock         Stock         Stock      Capital  Translation    Liability    Earnings
                                                                                    Adjustment     and Other    (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993           $ 0.0      $121.9       $(532.6)       $88.1   $ (173.6)      $ (95.5)       $835.1   $243.4
-----------------------------------------------------------------------------------------------------------------------------------
Stock issued for preferred Series B
   converted, exercised options
   and benefits and award plans                                  3.7          1.8                                             5.5
Treasury stock issued to KKR affiliates                        279.4         30.1                                           309.5
Translation adjustments                                                                 33.2                                 33.2
Minimum pension liability adjustment                                                                 (11.8)                 (11.8)
Valuation allowance - securities                                                                     (38.1)                 (38.1)
Net loss                                                                                                          (597.7)  (597.7)
Cash dividends - common                                                                                            (33.2)   (33.2)
Stock rights redemption payment,
   $0.01 2/3 per right                                                                                              (2.4)    (2.4)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994           $ 0.0      $121.9      $(249.5)       $120.0    $(140.4)      $(145.4)       $201.8   $(91.6)
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of series A cumulative
   preferred shares                  614.4                                 (614.4)                                            0.0
Cancellation of common shares                   (121.9)                     121.9                                             0.0
Issuance of new common shares                      2.0                                                                        2.0
Cancellation of treasury shares                               245.4        (245.4)                                            0.0
Stock issued for preferred Series B
   converted, exercised options
   and benefits and award plans                                 4.1           2.2                                             6.3
KKR additional capital contribution                                         928.4                                           928.4
Translation adjustments                                                                 10.8                                 10.8
Minimum pension liability adjustment                                                                  (0.6)                  (0.6)
Valuation allowance - securities                                                                      38.1                   38.1
Net loss                                                                                                          (366.1)  (366.1)
Cash dividends - preferred                                                                                         (58.8)   (58.8)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995          $614.4        $2.0         $0.0        $312.7    $(129.6)      $(107.9)      $(223.1)  $468.5
-----------------------------------------------------------------------------------------------------------------------------------

BORDEN, INC. AND AFFILIATES

(In millions)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Minimum
                                    Preferred   Common  Paid In  Receivable  Affiliate's  Accumulated   Pension   Retained   Total
                                    Stock       Stock   Capital     from     Interest In  Translation  Liability  Earnings
                                                                   Parent       Sub.       Adjustment  and Other  (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995          $614.4       $2.0   $312.7      $0.0       $0.0        $(129.6)     $(107.9)   $(223.1)  $468.5
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                            81.9     81.9
Cash dividends - preferred                                                                                           (76.8)   (76.8)
Translation adjustments                                                                        8.4                              8.4
Minimum pension liability adjustment                                                                       (1.3)               (1.3)
Note receivable from Wise for stock
   issuance                                               34.2     (34.2)                                                       0.0
Options sold to parent                                    44.0     (44.0)                                                       0.0
Notes receivable from Foods
   transaction                                                    (345.9)                                                    (345.9)
Issuance of Foods common stock                           264.9                                                                264.9
Interest accrued on notes from parent                     12.8     (19.5)                                                      (6.7)
Cash dividends - common stock                            (16.5)                                                               (16.5)
Capital contribution from parent                          31.0                                                                 31.0
Affiliate's interest in subsidiary                                             87.9                                            87.9
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996           $614.4      $2.0   $683.1   $(443.6)     $87.9        $(121.2)     $(109.2)   $(218.0)  $495.4
-----------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated and Combined Financial Statements

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in millions except per share data)


1.   BACKGROUND

In September 1994, Borden, Inc. (the "Company", the "Registrant") entered into a merger agreement providing for the acquisition of all of the Company's outstanding common stock by an affiliate of Kohlberg Kravis Roberts & Co. ("KKR"), (the "Acquisition"). The Acquisition was completed on March 14, 1995. An affiliate of KKR owns 100% of the Company's outstanding common stock. The Company is a Registrant under the Securities and Exchange Commission Rules and Regulations as a result of public debt outstanding prior to the Acquisition and therefore elected not to apply push-down accounting in its consolidated financial statements.

At the time of the Acquisition, the Company's principal lines of business included international and domestic food operations ("Foods") and a salty snacks business ("Wise") as well as those described in Note 2, below, under Nature of Operations. In 1995, the Company announced that it was considering the possible sale of Wise and Foods to affiliates of BW Holdings LLC ("BWHLLC"), an affiliate of the Company's parent. Subsidiaries of BWHLLC, Wise Holdings, Inc. ("Wise Holdings") and Borden Foods Holdings Corporation ("Foods Holdings") purchased Wise and Foods on July 2, 1996 and October 1, 1996, respectively (See Notes 4 and 5, respectively). As a result of these sales, Wise and Foods, as of their respective sale dates, are no longer legally part of Borden, Inc. (the "Registrant") on a consolidated basis. However, management of the Registrant will continue to exercise significant operating and financial control over Wise and Foods. In addition, Wise Holdings and Foods Holdings provide financial guarantees to obligations under the Company's credit facility and all of the Company's outstanding publicly held debt. Because of the aforementioned control and guarantees, the Company has included, supplementally in this filing, combined financial statements of Borden, Inc. and Affiliates (the "Combined Companies") which present the financial condition and results of operations and cash flows of the Company combined with the financial condition and results of operations and cash flows of Wise and Foods. The Combined Companies financial statements do not reflect push-down accounting and therefore present financial information on a basis consistent with that upon which credit was originally extended to the Company.

The consolidated and combined financial statements for the years ended December 31, 1994 and 1995 are the same as previously reported except for the reclassification of the Foods results of operations and cash flows to discontinued operations in the consolidated statements of operations and cash flows.

2.   NATURE OF OPERATIONS

The Company is engaged primarily in manufacturing, processing, purchasing and distributing a broad range of products worldwide. The Company's principal lines of business are dairy, chemical and decorative products. The chemical business represents the largest line based on sales, identifiable assets and operating income. The Combined Companies include the Foods and Wise businesses which are engaged primarily in manufacturing, processing and distributing food products.

Domestic products for the dairy line of business are marketed primarily to retail stores, and to a lesser extent, directly to wholesalers, through distributors, and to institutions and government agencies. Domestic products for the other lines of business are sold throughout the United States and Puerto Rico to industrial users and, in the case of consumer products, by in-house and independent sales forces to distributors, wholesalers, jobbers and retailers. To the extent practicable, international distribution techniques parallel those used in the United States and are concentrated in Western Europe, South America and the Far East. The Foods and Wise products, included in the Combined Companies, are marketed primarily through food brokers and distributors.

Approximately half of the Company's and the Combined Companies' manufacturing and processing facilities are located in the United States and the other half are located in Europe and other foreign countries. However, the Company's and the Combined Companies products are predominantly sold in the United States. The majority of the identifiable assets of the Company and the Combined Companies are also located in the United States.

The Company sold its packaging and plastic films business on October 11, 1996 and its European bakery business on December 18, 1996.

Information about the Company's industry and geographic segments is provided on pages 4 to 9 and is an integral part of the Consolidated and Combined Financial Statements.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed by the Company, as summarized below, are in conformity with generally accepted accounting principles. The Combined Companies' policies are consistent with those of the Company.

PRINCIPLES OF CONSOLIDATION AND COMBINATION - The consolidated financial statements include the accounts of Borden, Inc. and its subsidiaries, after elimination of material intercompany accounts and transactions. The combined financial statements include the accounts of Borden, Inc., Foods and Wise, after the elimination of material intercompany accounts and transactions. The Company's proportionate share of the net earnings of unconsolidated 20% to 50% owned companies is included in income. The carrying value in excess of the applicable reporting entity's interest in the companies' underlying net assets is amortized to reduce its proportionate share of net earnings. Investments of less than 20% ownership are carried at cost.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates included in the financial statements include valuation of the Foods and Wise businesses, reserves for losses on disposals of certain operations, valuation allowance for deferred tax assets and general insurance liabilities. Other significant estimates include accruals for trade promotion, litigation and environmental remediation. Actual results could differ from those estimates.

CASH AND EQUIVALENTS - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The effect of exchange rate changes on cash flows is not material.

INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined using the average cost and first-in, first-out methods.

PROPERTY AND EQUIPMENT - Land, buildings and machinery and equipment are carried at cost. Depreciation is recorded on the straight-line basis by charges to costs and expenses at rates based on estimated useful lives of properties (average rates for buildings 2.9%; machinery and equipment 6.0%). Major renewals and betterments are capitalized. Interest costs for the Company and the Combined Companies aggregating $2.0, $1.5 and $0.6 for the years ended December 31, 1996, 1995 and 1994, respectively, for the purchase and construction of long-term assets were capitalized and are being amortized over the respective useful lives of the related assets. Maintenance, repairs and minor renewals are expensed as incurred.

INTANGIBLES - The excess of purchase price over net tangible assets of businesses acquired ("goodwill") is carried as intangibles in the consolidated balance sheets. It is the Company's policy to carry goodwill arising prior to November 1, 1970 at cost, while goodwill arising after that date is amortized on a straight-line basis over not more than forty years. Also included in intangibles are certain trademarks, patents and other intangible assets used in the operations of the businesses which amounted to $14.1 and $34.5 ($33.6 and $34.5 for the Combined Companies) at December 31, 1996, and 1995, respectively. These intangibles are amortized on a straight-line basis over the shorter of the legal or useful life of the asset.

IMPAIRMENT - The Company periodically evaluates the recoverability of property, equipment, and intangibles by assessing whether the carrying value can be recovered over its remaining useful life through expected future undiscounted operating cash flows of the underlying business. Any impairment loss required is determined by comparing the carrying value of the asset to operating cash flows on a discounted basis.

REVENUE RECOGNITION - Revenues are recognized when products are shipped.

ADVERTISING AND PROMOTION EXPENSE - Production costs of future media advertising are deferred until the advertising occurs. All other advertising costs are expensed when incurred. Promotional expenses are generally expensed ratably over the year in relation to revenues or other performance measures.

GENERAL INSURANCE - The Company and the Combined Companies are generally self-insured for losses and liabilities relating to workers' compensation, health and welfare claims, physical damage to property, business interruption and comprehensive general, product and vehicle liability. Losses are accrued for the estimated aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and experience.

FOREIGN CURRENCY TRANSLATIONS - Assets and liabilities of foreign affiliates, other than those located in highly inflationary economies, are translated at the exchange rates in effect at the balance sheet date and the related translation adjustments are reported as a component of shareholders' equity. Income and expenses are translated at average exchange rates prevailing during the year. For entities in highly inflationary countries; a combination of current and historical rates is used in translating assets and liabilities. Related exchange adjustments are included in net income.

The Company and the Combined Companies incurred realized and unrealized net foreign exchange losses aggregating $1.2 and $1.9, respectively in 1996. The Company and the Combined Companies realized and unrealized net foreign exchange losses aggregated $1.0 and $20.1 in 1995 and 1994, respectively. The 1994 losses were principally attributable to foreign exchange losses in Brazil.

INCOME TAXES - Income tax is based on reported results of operations before income taxes. Deferred income taxes reflect the temporary difference between amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Deferred tax balances are adjusted to reflect tax rates, based on current tax laws that will be in effect in the years in which temporary differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

DERIVATIVE FINANCIAL INSTRUMENTS - The Company uses two principal types of derivatives: interest rate swaps (which effectively convert a portion of the Company's variable rate obligations to fixed) and forward exchange contracts (which reduce the Company's cash flow exposure to changes in foreign exchange rates). The Company enters into interest rate swaps to lower funding costs or to alter interest rate exposures between fixed and floating rates on long-term debt. Under interest rate swaps, the Company agrees with other parties to exchange, at specific intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. Interest rate swaps that are in excess of outstanding obligations are marked to market through other income and expense. The fair value of forward exchange contracts that hedge firm third party commitments are deferred and recognized as part of the underlying transactions as they occur, those that hedge existing transactions are recognized in income currently, and offset gains and losses of transactions being hedged.

In addition to the above the Combined Companies use commodity futures contracts to hedge the price risks associated with raw materials used in production, commitments and certain transactions. The Combined Companies defer the impact of changes in the market value of these contracts until the hedged transaction is completed. Changes in market value of the commodity futures contracts are included in the measurement amounts of qualifying subsequent purchases of raw materials. The Combined Companies do not enter into these contracts for speculative purposes. These contracts generally mature in less than one year.

EARNINGS PER SHARE - Earnings per common share are computed based on the weighted average number of common shares outstanding.

CONCENTRATIONS OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its temporary cash investments with high quality institutions and, by policy, limits the amount of credit exposure to any one institution. Concentrations of credit risk with respect to accounts receivable are limited, due to the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographies. The Company generally does not require collateral or other security to support customer receivables.

RECENTLY ISSUED ACCOUNTING STATEMENT - In 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities", which requires adoption no later than fiscal years beginning after December 15, 1996. The new statement provides additional guidance on the recognition of expenses relating to environmental liabilities. Management believes the new statement will not materially impact the Company's results of operations or cash flows.

RECLASSIFICATION - Certain prior year amounts have been reclassified to conform with the 1996 presentation.

4.   ASSET DIVESTITURES

In 1995 the Company began the process of redesigning its operating structure. As a result of this redesign, management decided to divest certain businesses that did not fit into the Company's long-term strategic plan. Businesses included in this classification, "businesses held for sale," were the packaging and plastic films business, certain other non-food operations and the equity interest in a Spanish food company. In 1996, management made a definitive decision to sell its European bakery and Wise businesses. These operations were reclassified to businesses held for sale in the consolidated and combined financial statements.

During the first quarter of 1996, the Company sold its remaining equity interest in the Spanish food company for $139.9 resulting in a pretax gain of $82.9 ($42.1 net of tax).

On July 2, 1996, the Company sold Wise to Wise Holdings for $45.0. The purchase price of the business was determined based upon an independent valuation by an investment banking firm. The proceeds consisted of $34.2 of notes receivable from the Company's parent, which are recorded as a reduction of equity, a $10.1 note receivable from Wise and $0.7 in cash. The excess of the book value over the proceeds of $16.7 has been recorded as a loss on divestiture in the consolidated financial statements.

Because management of the Company exercises significant control over the salty snacks business, the assets and liabilities of Wise, at the date of sale, are classified as "sold under contractual arrangements" in the consolidated financial statements. In addition, any future losses incurred by Wise will be recorded in the consolidated financial statements to the extent of the Company's net investment in Wise. The Company's net investment in Wise as of December 31, 1996 was $10.2. The Combined Companies continue to report Wise at the Company's historical values since Wise remains a member of the controlled group and since in management's best estimate, future operating cash flows from Wise are expected to exceed the historical carrying value of the business.

On October 11, 1996, the Company completed the sale of its packaging and plastic films business, to AEP Industries Inc. ("AEPI"). The purchase price consisted of $263.0 in cash and 2,412,818 shares of newly issued AEPI common stock valued at $80.0 (approximately 34% of AEPI), its value at June 30, 1996, the date of the definitive agreement.

On December 18, 1996, the Company sold its European bakery business. Proceeds consisted of $99.4 in cash and $17.4 in a note receivable. The related gain on the sale was not material. The note, due on June 30, 1998, has graduated interest rates ranging from 7.5% to 12.5%, payable quarterly.

In December 1996 management approved the closure of certain domestic Foods plants in 1997, which are not aligned with the Combined Companies' strategy. Accordingly, $26.0 has been provided to write down the facilities to their net realizable value. Management anticipates approximately $12.0 in additional cash charges in 1997 related to these closures.

5.   DISCONTINUED OPERATIONS

On October 1, 1996, the Company sold Foods to Foods Holdings for $527.1. Proceeds consisted of $354.8 of receivables and accrued interest from the Company's parent recorded as a reduction of shareholders' equity, a note receivable from Foods Holdings for $167.0, and cash of $5.3. The purchase price of the business was determined based upon a valuation by an investment banking firm. Foods management is evaluating and redesigning its current portfolio of businesses. In connection with this redesign the valuation and the purchase price may be reevaluated.

The loss on disposal of $330.7 including the excess of the book value over the proceeds of $166.6, a tax effect of $67.2, and a write-off of the accumulated translation adjustment of $96.9 has been recorded as a loss from discontinued operations in the consolidated financial statements. Since Foods remains a member of the controlled group and because management's best estimate of future operating cash flows from Foods is expected to exceed the historical carrying value of the business, no loss was incurred in the Combined Companies' financial statements.

Because management of the Company exercises significant control over the Foods business the assets and liabilities of Foods at the date of sale are classified as "sold under contractual arrangements" in the consolidated financial statements. In addition, any future losses incurred by Foods will be recorded in the consolidated financial statements to the extent of the Company's net investment in Foods. The Company's net investment in Foods as of December 31, 1996 was $247.9.

In 1993 the Company announced a program to divest the North American snacks operations, seafood, jams and jellies, and various other businesses. During 1995 management made the decision to retain the remaining businesses classified as discontinued operations and reversed the remaining reserve for loss on disposal, resulting in pretax income from disposal of $98.3 ($67.6 net of tax).

The operating losses relating to the businesses in this program that were retained by the Company and the Combined Companies and were previously classified as discontinued operations have been reclassified to continuing operations with an offsetting net of tax credit in income from discontinued operations of $8.8 ($14.5 pretax) for the year ended December 31, 1995, and $27.2 ($43.9 pretax) in 1994.

The December 1995 Consolidated Balance Sheets and Consolidated Statements of Cash Flows for the years ended December 31, 1995 and 1994 have been reclassified to reflect the decision to retain these businesses.

The results indicated below for the businesses divested have been reported separately as discontinued operations in the consolidated statements of operations.

                                                                            1996             1995              1994
---------------------------------------------------------------------------------------------------------------------
     Net sales                                                            $1,376.5         $1,836.2          $1,988.0
     (Loss) income before income taxes                                       (19.5)           (49.6)            101.4
     Income tax (benefit) expense                                            (18.4)            (9.3)             46.0
     Net (loss) income from discontinued operations                           (1.1)           (40.3)             55.4
---------------------------------------------------------------------------------------------------------------------

6.   INVESTMENTS

As discussed in Note 4, on October 11, 1996, Borden sold its packaging and plastic films business to AEPI. Proceeds included common stock of AEPI valued at $80.0 at the transaction date. AEPI is a manufacturer of a wide range of plastic film products which are used in a number of industrial, commercial and agricultural applications and are sold throughout the United States, Europe and the Far East. The investment balance was $81.5 at December 31, 1996, which represents 2.4 million shares of AEPI common stock or 34% ownership.

At December 31, 1996, the unamortized excess of the Company's investments over its equity in the underlying net assets of AEPI was $46.3. Amortization is over 40 years and is included as a reduction of equity earnings of AEPI.

At December 31, 1994, the Company owned 51,106,768 common shares of RJR Holdings with an aggregate cost of $309.5, which were classified as available for sale and were marked to market at $281.1. An additional 179,940,461 shares of RJR Holdings were contribued during the first quarter of 1995. In the first quarter 1995 the Company sold all of its 231,047,229 shares of RJR Holdings stock. The sale resulted in a pretax loss of $22.0.

 7.    DEBT, LEASE OBLIGATIONS AND RELATED COMMITMENTS

Debt outstanding at December 31, 1996 and 1995 is as follows:

                                                                            1996                               1995
                                                              -----------------------------        ----------------------------
                                                                                 Due within                          Due within
(In millions)                                                 Long-Term           One Year          Long-Term         One Year
-------------------------------------------------------------------------------------------------------------------------------
Borrowings under credit line (at 6.9%
   and 6.8%, respectively)                                                                         $  245.0

9 7/8% Notes due 1997                                                             $  78.1              78.1

Medium Term Notes, Series A
  (at an average rate of
  8.0% and 7.9%, respectively)                                                       26.5              26.5             $40.0

Zero-Coupon Convertible Bonds due 2002 (1)                                          305.3             288.5

9.2% Debentures due 2021                                         $117.1                               117.1

7.875% Debentures due 2023                                        250.0                               250.0

Sinking fund debentures:
       8 3/8% due 2016                                             78.5                                78.5

       9 1/4% due 2019                                             48.7                                48.7

Industrial Revenue Bonds (at an
       average rate of 8.4% for both years)                        54.2               0.3              54.6               0.3

Other (at an average rate
       of 8.5% and 7.4%, respectively)                             19.3               0.1              24.8               9.5

-------------------------------------------------------------------------------------------------------------------------------

Total current maturities
       of long-term debt                                                            410.3                                49.8

Short-term debt (primarily foreign bank loans
       at an average rate of 6.7% and 6.4%,
       respectively)                                                                  3.7                                90.6

-------------------------------------------------------------------------------------------------------------------------------
Total debt - Consolidated                                       $ 567.8            $414.0          $1,211.8            $140.4
-------------------------------------------------------------------------------------------------------------------------------


Other Foods debt (at an average rate of 8.2%)                      14.6               0.1

Foods short-term debt (primarily foreign bank
       loans at an average rate of 9.5%)                                              7.7

-------------------------------------------------------------------------------------------------------------------------------
Total debt - Combined                                           $ 582.4            $421.8          $1,211.8            $140.4
-------------------------------------------------------------------------------------------------------------------------------

   (1) The zero-coupon bonds due 2002 are included in 1997 maturities at $305.3, due to a put option to the Company in that year, which management believes will be exercised.

In connection with the Acquisition, the Company re-negotiated an existing agreement and entered into a new five year $2.075 billion Credit Agreement, dated December 15, 1994, (the "Credit Agreement") with certain financial institutions for whom Citibank is the Administrative Agent. The Credit Agreement was amended on June 7, 1995, to reduce the amount available to $1.2 billion including letters of credit, eliminate requirements for collateral and provide for more favorable pricing terms. It was further amended and restated on May 7, 1996, to include provisions to allow for the sale of certain business units to affiliates of the Company provided that entities of such business units become guarantors of the Company's obligations under the Credit Agreement. Borrowing rates under the Credit Agreement are a function of the Company's senior debt ratings as reported by Moody's and Standard and Poors and the type of borrowing. As of

December 31, 1996, the applicable margins for LIBOR and Base Rate borrowings were 1.25% and 0.50%, respectively. At December 31, 1996, there were no borrowings outstanding under the Credit Agreement. Provisions under the Credit Agreement require Foods Holdings and Wise Holdings to guarantee the Company's obligations under the Credit Agreement.

The Credit Agreement, as amended, contains covenants that significantly limit or prohibit, among other things, the Company's and its subsidiaries' ability to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with affiliates, create liens, make changes in its businesses or control of the Company, sell assets, engage in mergers and consolidations and limits the uses of proceeds from asset sales and certain debt and equity issuances. In addition, the Credit Agreement requires that the Company limit its capital expenditures to certain specified amounts and maintain other financial ratios, including a minimum ratio of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) to interest expense and a maximum ratio of total debt to EBIDTA.

As of December 31, 1996, the Company and the Combined Companies were in compliance with the covenants.

Aggregate maturities of total debt and minimum annual rentals under operating leases at December 31, 1996, for the Company and the Combined Companies are as follows:

                                                  CONSOLIDATED                                         COMBINED
                                        ---------------------------------------         -----------------------------------------
                                                          MINIMUM RENTALS UNDER                             MINIMUM RENTALS UNDER
                                         DEBT                OPERATING LEASES              DEBT               OPERATING LEASES
---------------------------------------------------------------------------------------------------------------------------------
     1997                               $414.0                     $21.7                $   421.8                    $30.1
     1998                                  0.6                      17.5                      2.0                     23.1
     1999                                 11.6                      13.9                     13.0                     17.7
     2000                                 11.5                       8.8                     12.2                     12.0
     2001                                  1.1                       6.7                      1.7                      8.6
     2002 and thereafter                 543.0                      20.0                    553.5                     21.4
                                         -----                                              -----
                                        $981.8                                           $1,004.2
---------------------------------------------------------------------------------------------------------------------------------

The Company had $1,086.1 available for borrowing under its five year credit agreement at December 31, 1996, and incurred $3.3 of commitment fees during 1996.

8.   INCOME TAXES

Comparative analysis of the Company's provision (benefit) for income taxes from continuing operations follows:

                                                     CURRENT                                           DEFERRED
                                           ------------------------------                   ---------------------------------
                                            1996        1995        1994                     1996         1995         1994
----------------------------------------------------------------------------------------------------------------------------
Federal                                    $  3.2     $(70.8)      $(81.6)                  $ 33.8       $ 71.5       $ 82.4
State and Local                               3.4        2.3         (3.3)                     6.0          0.0         11.4
Foreign                                      59.4       31.5         31.7                    (25.6)         4.6        (17.0)
                                          -------     ------       ------                   ------       ------       ------
                                           $ 66.0     $(37.0)      $(53.2)                  $ 14.2       $ 76.1       $ 76.8
----------------------------------------------------------------------------------------------------------------------------


The income tax expense (benefit) from discontinued operations' loss on disposal was $67.2, $30.7 and $(36.0) in 1996, 1995 and 1994, respectively.

The Combined Companies' provision (benefit) for income taxes from continuing operations are as follows:

                                                     CURRENT                                            DEFERRED
                                           ------------------------------                  ----------------------------------
                                            1996       1995         1994                     1996         1995         1994
-----------------------------------------------------------------------------------------------------------------------------
Federal                                    $ 70.9     $(91.8)      $(53.8)                 $(43.2)        $ 66.1       $ 71.1
State and Local                               1.4        2.3          0.6                     6.0            0.0          9.8
Foreign                                      67.3       41.5         41.5                   (27.6)           6.1        (16.3)
                                          -------     ------       ------                  ------         ------       ------
                                           $139.6     $(48.0)      $(11.7)                 $(64.8)        $ 72.2       $ 64.6
-----------------------------------------------------------------------------------------------------------------------------

The income tax expense (benefit) from discontinued operations' loss on disposal was $30.7 and $(36.0) in 1995 and 1994, respectively.

Reconciliations of the Company's and the Combined Companies' differences between income taxes computed at Federal statutory tax rates and provisions (benefits) for income taxes are as follows:

                                                  CONSOLIDATED                                     COMBINED
                                         --------------------------------              -------------------------------
(Dollars in millions)                      1996       1995         1994                 1996        1995         1994
----------------------------------------------------------------------------------------------------------------------
Income taxes computed at
   Federal statutory tax rate            $ 54.5    $(124.0)      $(199.8)              $ 54.9     $(146.4)     $(179.6)
State tax provision, net of
   Federal benefits                         6.1        1.5           5.7                  4.8         1.5          6.7
Foreign tax differentials                   3.7       10.6          (1.0)                 3.0        12.6         (1.7)
Foreign source income subject
   to U.S. taxation                                    3.8          32.1                              3.8         32.0
Write-offs of assets with lower
   tax bases and differences
   in tax rates                            15.0       63.9          67.2                 10.9        69.2         75.8
Losses and merger and other
   expenses not deductible for tax          0.9        7.3          46.4                  1.2         7.5         46.6
Adjustment of prior estimates                        (12.0)         55.5                            (12.0)        55.6
Unrepatriated foreign earnings                        88.0          17.5                             88.0         17.5
Other - net
----------------------------------------------------------------------------------------------------------------------
Provision for income taxes               $ 80.2    $  39.1      $   23.6               $ 74.8      $ 24.2       $ 52.9
----------------------------------------------------------------------------------------------------------------------


The domestic and foreign components of the Company's and the Combined Companies' income (loss) from continuing operations before income taxes are as follows:

                                                  CONSOLIDATED                                    COMBINED
                                        ---------------------------------              ---------------------------------
(Dollars in millions)                     1996       1995         1994                  1996        1995         1994
------------------------------------------------------------------------------------------------------------------------
Domestic                                 $ 68.7    $(442.3)      $(623.6)              $ 46.2     $(525.1)     $(596.2)
Foreign                                    87.0       88.0          52.8                110.5       106.8         82.9
                                         ------    -------       -------               ------     -------      -------
                                         $155.7    $(354.3)      $(570.8)              $156.7     $(418.3)     $(513.3)
------------------------------------------------------------------------------------------------------------------------

The net current and non-current components of the Company's and the Combined Companies' deferred income taxes recognized in the balance sheets at December 31, 1996 and 1995 follow:

                                                          CONSOLIDATED                                    COMBINED
                                                      -------------------                            -------------------
(Dollars in millions)                                  1996          1995                             1996         1995
------------------------------------------------------------------------------------------------------------------------
Net current asset                                     $176.5       $  99.7                           $199.3       $ 99.7
Net non-current asset                                  201.1         278.3                            259.9        278.3
                                                      ------        ------                           ------       ------
Net asset                                             $377.6        $378.0                           $459.2       $378.0
------------------------------------------------------------------------------------------------------------------------

The tax effects of the Company's and the Combined Companies' significant temporary differences and loss and credit carryforwards which comprise the deferred tax assets and liabilities at December 31, 1996 and 1995 follow:

                                                            CONSOLIDATED                                  COMBINED
                                                     ----------------------                         ---------------------
(Dollars in millions)                                  1996          1995                            1996          1995
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Non-pension post-employment benefit
   obligations                                        $113.7        $136.0                           $113.7       $136.0
Restructuring and other reserves                                       8.8                                           8.8
Divestiture reserve                                     46.2          30.3                             46.2         30.3
Accrued and other expenses                             197.4          58.9                            218.4         58.9
Foreign property, plant and equipment                    7.0          19.5                              5.1         19.5
Minimum pension liability                                9.1          69.0                              9.1         69.0
Loss and credit carryforwards                          140.7         362.8                            147.3        362.8
Dairy impairment                                        41.7          56.5                             41.7         56.5
Other prepaids                                          54.9          39.5                            158.3         39.5
                                                     -------       -------                          -------      -------
Gross deferred tax assets                              610.7         781.3                            739.8        781.3
Valuation allowance                                    (25.8)        (72.3)                           (32.4)       (72.3)
                                                     -------       -------                          -------      -------
                                                       584.9         709.0                            707.4        709.0
LIABILITIES
Property, plant, equipment, and intangibles             81.1         158.1                             72.8        158.1
Foreign property, plant, equipment/other                30.7          51.6                             27.0         51.6
Certain foreign intangibles                              9.1          25.5                              6.7         25.5
Deferred gain on sale of partnership interest           17.6          17.6                             17.6         17.6
Pension and health plan contributions                   64.1          43.3                             64.1         43.3
Other                                                    4.7          34.9                             60.0         34.9
                                                    --------      --------                         --------     --------
Gross deferred tax liabilities                         207.3         331.0                            248.2        331.0
------------------------------------------------------------------------------------------------------------------------
   Net asset                                          $377.6        $378.0                           $459.2       $378.0
------------------------------------------------------------------------------------------------------------------------


The net change in valuation allowance for the Company of $46.5 in 1996 is primarily related to loss carryforwards that were fully reserved for foreign operations of the packaging business and the foods business that were sold in 1996. The net change of $3.8 in 1995 and $9.8 in 1994 related to loss carryforwards of foreign operations which were not expected to be realized.

The net change in valuation allowance for the Combined Companies of $39.9 in 1996 is primarily related to loss carryforwards that were fully reserved for foreign operations of the packaging business that was sold in 1996. The net change of $3.8 in 1995 and $9.8 in 1994 related to loss carryforwards of foreign operation which are not expected to be realized.

The Company's net deferred tax asset at December 31, 1996 was $377.6. Of this amount $392.9 represent net domestic deferred tax assets related to future tax benefits. Included in the domestic deferred tax asset is $3.4 of net operating loss carryforward for U.S. federal tax purposes, which begin expiring in 2010. Realization of the domestic net operating loss is dependent upon generation of approximately $8.6 of future income before the expiration date in 2010. Realization of the entire net deferred tax asset is dependent on generation of approximately $1,123.0 of future taxable income.

The Combined Companies' net deferred tax asset at December 31, 1996 was $459.2. Of this amount $470.3 represents net domestic deferred tax assets related to future tax benefits. Included in the domestic deferred tax asset is $3.4 of net operating loss carryforward for U.S. federal tax purposes, which begin expiring in 2010. Realization of the domestic net operating loss is dependent upon generation of approximately $8.6 of future income before the expiration date in 2010. Realization of the entire net deferred tax asset is dependent on generation of approximately $1,344.0 of future taxable income.

Management believes that it is more likely than not that sufficient additional income will be earned to fully realize this benefit. This belief is based on an analysis of the future plans of the Company's and the Combined Companies' owners and management, the expected future benefits resulting from the 1995 and earlier restructuring programs, the effect of the divestitures of unprofitable operations and various cost reduction plans. Management has considered the limitations on loss carryforwards resulting from the change in ownership of the Company in reaching this conclusion.

The Company has not recorded income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. Undistributed earnings permanently reinvested amounted to $249.0 at December 31, 1996. The determination of the tax effect relating to such earnings is not practicable.

The Internal Revenue Service has examined the Company's and the Combined Companies' tax returns for the period 1989-1993 and has proposed adjustments to the utilization of certain capital losses. The Company and the Combined Companies disagree with the position of the Service and are contesting the proposed adjustments. The Company and the Combined Companies expect that the ultimate resolution of this matter, after considering amounts already provided, will not have a material effect on its financial statements.

9.    PENSION AND RETIREMENT SAVINGS PLANS

Most U.S. employees of the Company and the Combined Companies are covered under a noncontributory defined benefit plan ("the Borden, Inc. Plan"). The Borden, Inc. Plan provides benefits for salaried employees based on eligible compensation and years of credited service and for hourly employees based on years of credited service. Certain employees in other countries are covered under contributory and non-contributory defined benefit foreign plans. Additionally, eligible salaried and hourly employees may contribute up to 5% of their pay to the Company's retirement savings plans. (Certain longer service salaried employees may contribute up to 7% of their pay.) The contributions are matched at 50% by the Company.

Following are the components of the net pension expense recognized by the
Company:

                                                      DOMESTIC                                        FOREIGN
                                        -------------------------------------         ------------------------------------
                                         1996            1995            1994          1996           1995            1994
--------------------------------------------------------------------------------------------------------------------------
Service cost-benefits
  earned during the period               $  7.9          $  7.5          $10.3         $  4.0          $  4.6      $  4.3
Interest cost on the projected
  benefit obligation                       27.6            31.6           30.8           11.9            12.6        10.9
Actual (return) loss on plan assets       (26.9)          (87.1)           9.2          (13.8)          (15.4)       (7.1)
Net amortization and deferral              (1.2)           56.2          (48.8)           3.3             4.8        (3.6)
                                         ------          ------          -----         -------         ------      ------
                                         $  7.4          $  8.2         $  1.5         $  5.4          $  6.6      $  4.5
--------------------------------------------------------------------------------------------------------------------------

In addition to the net pension expense in 1996, the Company recognized a net curtailment and settlement gain of $2.2 reflecting the sale of the packaging and plastic films business and the European bakery business.

There were no material differences in the domestic and foreign net pension expense between the Company and the Combined Companies.

The weighted average rates used to determine net periodic pension expense for both the Company and the Combined Companies were as follows:

                                                       DOMESTIC                                        FOREIGN
                                        -------------------------------------         -------------------------------------
                                         1996            1995            1994          1996           1995            1994
---------------------------------------------------------------------------------------------------------------------------
Discount rate                             6.8%           8.8%            7.5%           8.4%            8.9%           8.0%
Rate of increase in future
  compensation levels                     4.3%           5.3%            4.5%           4.9%            5.3%           4.7%
Expected long-term rate of
  return on plan assets                   7.8%           9.8%            9.0%           9.6%           10.0%           9.5%
---------------------------------------------------------------------------------------------------------------------------

Most employees not covered by the Company's plans are covered by collectively bargained agreements which are generally effective for five years. Under Federal pension law, there would be continuing liability to these pension trusts if the Company ceased all or most participation in any such trust, and under certain other specified conditions. The consolidated financial statements included charges of $7.0, $4.1 and $5.1 in 1996, 1995 and 1994, respectively,
for     payments to pension trusts on behalf of employees not covered by the
Company's plans. The combined financial statements included charges of $7.3, $4.1 and $5.1 in 1996, 1995 and 1994, respectively.

The Company's and the Combined Companies' funding of its pension plans equals or exceeds the minimum funding requirements imposed by Federal and foreign laws and regulations. There were no material differences in the domestic plans' funded status between the Company and the Combined Companies. The funded status of the domestic plans was as follows:

                                                       1996                      1995
                                               ---------------------       --------------------
                                                Accumulated Benefits       Accumulated Benefits
DOMESTIC PLANS                                   Exceed Plan Assets         Exceed Plan Assets
-----------------------------------------------------------------------------------------------
Plan assets at fair value                          $  393.6                   $  400.4
Actuarial present value of:
  Vested benefit obligations                         (391.1)                    (406.5)
  Accumulated benefit obligations                    (408.6)                    (424.0)
  Projected benefit obligations                      (408.8)                    (426.3)
Plan assets (less) than
   projected benefit obligation                       (15.2)                     (25.9)
Unrecognized prior service cost (benefit)               3.1                       (2.1)
Unrecognized loss                                     182.1                      184.5
Unrecognized net transition (asset)                    (6.6)                      (9.6)
Minimum liability adjustment                         (178.3)                    (170.5)
-----------------------------------------------------------------------------------------------

Net pension liability                              $  (14.9)                  $  (23.6)
-----------------------------------------------------------------------------------------------

The combined funded status of the foreign plans represents the combined plans including Foods foreign plans. The funded status of these plans was as follows:

                                                 1996                              1996
                                             CONSOLIDATED                        COMBINED                        1995
                                    -----------------------------------------------------------------------------------------------
                                      Plan Assets       Accumulated    Plan Assets     Accumulated    Plan Assets       Accumulated
                                         Exceed          Benefits        Exceed         Benefits        Exceed            Benefits
                                      Accumulated         Exceed       Accumulated       Exceed       Accumulated          Exceed
FOREIGN PLANS                           Benefits        Plan Assets     Benefits       Plan Assets     Benefits         Plan Assets
-----------------------------------------------------------------------------------------------------------------------------------
Plan assets at fair value               $117.4            $ 11.1        $ 146.9          $ 13.5         $166.2            $ 15.0
Actuarial present value of:
   Vested benefit obligations            (99.4)            (14.6)        (118.7)          (18.2)        (118.4)            (29.8)
   Accumulated benefit oblig.            (99.0)            (14.7)        (119.9)          (18.7)        (121.9)            (31.7)
   Projected benefit obligations        (112.0)            (15.0)        (133.0)          (20.2)        (140.4)            (34.8)
Plan assets (less) greater than
   projected benefit obligation            5.4              (3.9)          13.9            (6.7)          25.8             (19.8)
Unrecognized prior service
   cost (benefit)                          0.3               0.3                            0.3           (0.2)              0.4
Unrecognized loss                         14.9               3.9           24.3             4.7           13.3               9.0
Unrecognized net transition
   (asset) obligation                     (0.1)              0.1           (0.1)            0.2            0.1
Minimum liability adjustment                                (4.6)                          (4.6)                            (7.2)
-----------------------------------------------------------------------------------------------------------------------------------
Net pension asset (liability)           $ 20.5            $ (4.2)        $ 38.1          $ (6.1)        $ 39.0           $ (17.6)
-----------------------------------------------------------------------------------------------------------------------------------


The weighted average discount rates and rates of increase in future compensation levels used in determining the projected benefit obligation for domestic plans were for consolidated and combined 7.5% and 4.5%, respectively, as of December 31, 1996, and 6.8% and 4.3%, respectively, as of December 31, 1995. The foreign plans weighted average discount rates and rates of increase in future compensation levels were 8.2% and 4.7%, respectively as of December 31, 1996 and 8.3% and 4.9%, respectively, as of December 31, 1995. These rates were the same for both consolidated and combined reporting.

Plan assets consist primarily of equity securities and corporate obligations.

In accordance with SFAS No. 87, the Company recorded an additional minimum pension liability for underfunded plans, representing the excess of accumulated benefits over plan assets and accrued pension costs, of $5.2 and $2.8 at December 31, 1996 and 1995, respectively. This liability, which had no effect on income, reduced equity by $1.3 and $0.6, net of income taxes, in 1996 and 1995, respectively.

Charges to operations for matching contributions under the Company's retirement savings plans in 1996, 1995 and 1994 amounted to $7.6, $16.1, and $9.7, respectively. Charges to operations for matching contributions under the Combined Companies retirement savings plans in 1996, 1995 and 1994 amounted to $10.5, $16.1, and $9.7, respectively.

10.     NON-PENSION POSTEMPLOYMENT BENEFITS

The Company provides certain health and life insurance benefits for eligible domestic retirees and their dependents. The cost of postretirement benefits is accrued during employees' working careers. Participants who are not eligible for Medicare are provided with the same medical benefits as active employees, while those who are eligible for Medicare are provided with supplemental benefits. The postretirement medical benefits are contributory; the postretirement life insurance benefit is noncontributory.

The components of net postretirement benefit expense for 1996, 1995 and 1994 are as follows:

                                                       CONSOLIDATED                                   COMBINED
(Dollars in millions)                       1996          1995         1994                1996         1995         1994
---------------------------------------------------------------------------------------------------------------------------
Service cost                               $  0.2        $  1.1       $  3.4              $  0.2       $  1.1       $  3.4
Interest cost                                11.3          13.3         17.9                11.8         13.3         17.9
Net amortization/deferral                   (13.7)        (16.7)        (9.6)              (13.8)       (16.7)        (9.6)
---------------------------------------------------------------------------------------------------------------------------

Net postretirement (benefit) expense       $ (2.2)       $ (2.3)      $ 11.7              $ (1.8)      $ (2.3)      $ 11.7
---------------------------------------------------------------------------------------------------------------------------

The status of the Company's and Combined Companies' unfunded postretirement benefit obligation at December 31, 1996, 1995 and 1994 was as follows:

                                                               CONSOLIDATED                            COMBINED
(Dollars in millions)                                       1996           1995                 1996            1995
----------------------------------------------------------------------------------------------------------------------
Actuarial present value of accumulated postretirement
  benefit obligation:
         Retirees                                         $(157.1)       $(147.7)              $(175.1)        $(147.7)
         Fully eligible active plan participants             (1.3)          (3.6)                 (1.7)           (3.6)
         Other active plan participants                      (2.2)         (27.3)                 (3.2)          (27.3)
----------------------------------------------------------------------------------------------------------------------
                                                           (160.6)        (178.6)               (180.0)         (178.6)
----------------------------------------------------------------------------------------------------------------------
Unrecognized prior service benefit                          (61.7)         (72.7)                (61.7)          (72.7)
Unrecognized (gain)                                         (46.8)         (54.9)                (46.5)          (54.9)
----------------------------------------------------------------------------------------------------------------------
Accrued postretirement benefit liability                  $(269.1)       $(306.2)              $(288.2)        $(306.2)
----------------------------------------------------------------------------------------------------------------------

The discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1996 and 1995 was 7.5% and 6.8%, respectively.

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation at December 31, 1996 was 9.5% for 1997, gradually declining to 5.5% by the year 2004. The comparable assumptions for the prior year were 9.5% and 4.8%. A one percentage point increase in the health care cost trend rate would increase the accumulated postretirement benefit obligation of the Company and the Combined Companies as of December 31, 1996, by $18.0 and the sum of the service and interest costs in 1996 by $1.4.

The Company provides certain other postemployment benefits, primarily medical and life insurance benefits for long-term disabled employees, to qualified former or inactive employees.

11.   SHAREHOLDERS' EQUITY

Preferred Stock
---------------
On June 26, 1995, the Company issued 24,574,751 shares of series A Cumulative Preferred Stock ("Preferred Stock"). Each share has a liquidation preference of $25 and is entitled to cumulative dividends at an annual rate of 12%, payable quarterly in arrears. There are 100,000,000 shares authorized at December 31, 1996. These shares are redeemable, in whole or in part, at the Company's discretion at any date after June 26, 1998. The redemption price is 107% of the issuance price in the first twelve months after such date, declining ratably in each year to par at June 26, 2005.

Common Stock
------------
In December, 1994, affiliates of KKR acquired 90,131,307 shares of the Company's $0.625 par value common stock. Thereafter, affiliates of KKR acquired an additional 28,138,000 shares of such common stock.

The Acquisition was completed on March 14, 1995. On that date all $0.625 par value common stock, was cancelled and retired. The Company issued $0.01 par value common stock to affiliates of KKR during 1995. At December 31, 1996 and 1995 common stock consisted of 300,000,000 shares authorized and 198,974,994 shares issued and outstanding.

During 1996 Foods Holdings and Wise Holdings were each capitalized with 100 shares of $0.01 par value common stock.

Other Shareholders' Equity
--------------------------
In 1994 other shareholders' equity activity consisted primarily of accumulated translation adjustments and valuation adjustments on investment securities. The 1995 activity included a $928.4 capital contribution from affiliates of KKR, and the reversal of the valuation allowance on investment securities as the securities were sold.

During 1996 the Company received notes receivable and accrued interest receivable from its parent amounting to $399.6 recorded as a charge to equity. Notes and accrued interest were received as proceeds from Wise Holdings and Foods Holdings for the Wise and Foods businesses. The principal amount of the notes is $34.2 and $345.9 with accrued interest amounting to $19.5. Interest is received quarterly at 12% and the notes mature on September 29, 2005. The Combined Companies issued capital in Wise and Foods in exchange for the Notes. The Notes were initially used to capitalize Wise Holdings and Foods Holdings.

On August 16, 1996, the Company sold options valued at $44.0 to BWHLLC. The options were issued on all of the common stock of Elmer's Holdings, Inc. and Borden Decorative Products Holdings, Inc. for 110% of the August 16, 1996 fair market value of the common stock. The options were issued at fair value and expire in five years. The exercise price of the options is $54.1 for Elmer's Holdings, Inc. and $108.4 for Borden Decorative Products Holdings, Inc. Proceeds from the option sale consisted of a $44.0 note receivable from the Company's parent. The principal amount of the note is $44.0 with interest received quarterly at 12%. The principal is due September 29, 2005.

The Company declared common stock dividends during the fourth quarter of 1996 amounting to $16.5. The dividends were recorded as a charge to paid-in capital to reflect a return of capital to the Company's parent.

In addition, $31.0 was recorded as a credit to paid-in capital representing tax benefits contributed to the Company by its parent. The parent is included in the Company's tax return and expense relating to the interest accrued on the Notes was used to decrease the Company's tax liability.

The Combined Companies, in conjunction with the Foods transaction, recorded an $87.9 credit to affiliate's interest in a subsidiary. The credit represents an affiliate's minority interest in a 70% owned consolidated subsidiary of Foods.

12.  STOCK OPTION PLANS AND OTHER STOCK-BASED COMPENSATION

Subsidiaries and affiliates of the Company and Combined Companies have issued stock options under their individual stock option plans. Under these plans equity in the BMG Dairies, Wise, Elmer's, Decorative Products and Chemical business units were sold to key management personnel. Those participating were granted fixed stock options to purchase additional shares at an exercise price of $5. The options were issued at fair value, vest over five years and expire ten years from the date of the grant. There are 7,157,034 options currently outstanding among the five companies and 774,610 options available for future grants.

Effective January 1, 1996 key employees of Foods and Borden, Inc. were offered units and unit appreciation rights in their respective holding companies. The unit appreciation rights ("UAR's") vest over five years, and any compensation expense incurred in conjunction with the UAR's will be charged to the Company or the Combined Companies. At December 31, 1996 there was no compensation expense attributable to the UAR's. There were 24,030,800 UAR's outstanding in the aggregate at December 31, 1996, and 690,160 UAR's available for future grants.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1996 consistent with the provisions of Statement of Financial Accounting Standards No. 123, the Company's net loss and net loss per share would have been reduced to the pro forma amounts presented below:

                                                          1996
---------------------------------------------------------------
            Net loss - as reported                    $ (256.3)
            Net loss - pro forma                        (261.1)
            Net loss per share - as reported            (1.28)
            Net loss per share - pro forma              (1.31)
---------------------------------------------------------------

Pro forma net income for the Combined Companies is $77.1.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with risk free interest rates of 5.37% and expected lives of five years.

Information regarding the 1996 option plans is as follows:

                                                                                    1996
                                                               --------------------------------------------------
                                                                       Shares            Weighted Average Price
                                                                     ---------           ----------------------
      Options outstanding, beginning of year                                    0                     $0
        Options exercised                                                       0                     $0
        Options granted                                                 7,177,034                  $5.18
        Options forfeited                                                 (20,000)                 $5.00
                                                                       ----------                  -----
      Options outstanding, end of year                                  7,157,034                  $5.18
-----------------------------------------------------------------------------------------------------------------

The following table summarizes information about fixed-price stock options at December 31, 1996:

            Range of        Fair Value      Number              Weighted Average     Weighted Average          Number
         Exercise Price      at Grant    Outstanding             Remaining Life       Exercise Price        Exercisable
-----------------------------------------------------------------------------------------------------------------------
            $ 5.00          $ 1.16         6,895,034                  4 years             $ 5.00                 0
            $10.00          $ 0.13           262,000                  4 years             $10.00                 0
-----------------------------------------------------------------------------------------------------------------------

13.      DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps
-------------------
The Company enters into interest rate swaps to lower funding costs or to alter interest rate exposures between fixed and floating rates on long term debt. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. The notional amount of interest rate swaps was $224.3 and $234.3 at December 31, 1996 and 1995, respectively. These swaps have maturities ranging from 1999 to 2002. The net impact of interest rate swaps was an increase for the Company's and the Combined Companies' interest expense of $10.7 in 1996, $11.2 in 1995 and $11.2 in 1994.

The following table indicates the types of swaps used by the Company and their weighted average interest rates. Variable rates change with market conditions and may vary significantly in the future. The weighted average notional amounts in 1996 were $224.3 for Receive fixed swaps and $5.8 for Pay fixed swaps. A 1% increase in market interest rates would result in a $2.1 increase in the fair value of the interest rate swap agreements. A 1% decline in the interest rates would result in a $2.1 decrease in the fair value of the interest rate swap agreements.

                                                                              1996              1995               1994
                                                                             ------            ------             -----
                   Receive fixed swaps
                       Average rate received                                  8.0%              8.0%               7.9%
                       Average rate paid                                      5.7%              6.6%               5.3%

                   Pay fixed swaps
                       Average rate paid                                     10.4%             10.2%              10.1%
                       Average rate received                                  5.5%              6.1%               4.6%

------------------------------------------------------------------------------------------------------------------------


An interest rate swap held by the Company no longer met the criteria for hedge accounting and was marked to market during the first quarter of 1995. The unrealized gain on this instrument of $12.1 in 1996 and the 1995 unrealized loss of $35.9 were included in the consolidated statements of operations. The average fair value of the interest rate swaps in 1996 was $(40.4). The Company does not hold or issue derivative financial instruments for trading purposes, other than the interest rate swap discussed above.

Foreign Exchange Contracts
--------------------------
International operations account for a significant portion of the Company's revenue and operating income. The Company is exposed to foreign exchange risk on transactions which are denominated in a currency other than the operating unit's functional currency. It is the Company's policy to reduce foreign currency cash flow exposure due to exchange rate fluctuations by hedging anticipated and firmly committed transactions wherever economically feasible (within the risk limits established in the Company's policy).

The Company closely monitors its foreign currency cash flow transactions and enters into forward contracts to buy and sell foreign currencies only to reduce its foreign exchange exposure and protect the U.S. dollar value of such transactions, to the extent of the amount under contract.

In accordance with current accounting standards, gains and losses arising from contracts that hedge future transactions are deferred until the related transactions occur. Those arising from contracts that hedge existing transactions (i.e. outstanding payables denominated in foreign currency), are recorded currently in income and offset the gains and losses that occur as exchange rates change. The cash flows from forward contracts accounted for as hedges of identifiable transactions are classified consistent with the cash flows from the transaction being hedged.

At December 31, 1996 and 1995, the Company had $93.7 and $399.9 of notional value, respectively, of forward foreign currency exchange contracts outstanding. The Combined Companies had $247.0 and $399.9 of notional value, forward foreign exchange contracts outstanding at December 31, 1996 and 1995, respectively. These contracts are part of a worldwide program to minimize foreign currency exchange operating income and balance sheet exposure. The unsecured contracts mature within 12 months and are principally with banks. The Company is exposed to credit loss in the event of non-performance by the other parties to the contracts. The Company evaluates the creditworthiness of the counterparties' financial condition and does not expect default by the counterparties.

Commodity Futures
-----------------
The Combined Companies are exposed to risk from fluctuating prices for commodities used primarily to manufacture salty snacks. Some of the risk is hedged through commodity futures executed over the counter with various brokers. The Combined Companies utilize commodity futures to effectively fix the price paid for oil, which is a principal component in the manufacturing process, over the life of the contract. Cost of products sold reflect the commodity cost including the effects of the commodity futures. As of December 31, 1996, $4.6 of commodity futures were outstanding, maturing through March 1997. The maturity of the contracts highly correlates to the actual purchases of the commodity. Under such contracts the Combined Companies pay the counterparty at a fixed rate, and receives from the counterparty a floating rate per hundred pounds of oil; only the net differential is actually paid or received. The amounts paid or received are calculated based on the notional amounts under the contracts. The use of such commodity futures effectively protects the Combined Companies against an increase in the price of the commodity, to the extent of the notional amount under the contract. This also effectively prevents the Combined Companies from benefiting in the event of a decrease in the price of the commodity, to the extent of the notional amount under the contract. The fair value of commodity futures as of December 31, 1996, was unfavorable $0.7 based on dealer quotes. This fair value has not been recorded by the Combined Companies as of December 31, 1996, and will be reflected in the cost of the commodity as it is actually purchased.

14.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying or notional amounts and fair values, based on dealer quotes, of the Company's consolidated financial instruments at December 31, 1996 and 1995. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair values are determined from quoted market prices where available or other available valuation methods. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other accruals are considered reasonable estimates of their fair values.

                                                                    1996                           1995
                                                          ----------------------          ---------------------
                                                            Carrying       Fair            Carrying       Fair
           NONDERIVATIVES                                   Amount        Value             Amount        Value
                                                            -------      -------          ----------   --------
           Assets
                Investment securities                          $81.5     $132.7

           Liabilities
                Debt                                          $981.8     $940.3             $1,352.2    $1,358.6

                                                            Notional       Fair            Notional        Fair
                                                             Amount       Value             Amount         Value
                                                            -------      -------          ----------     --------
           DERIVATIVES RELATING TO:
           Foreign currency contracts - gain                  $ 46.4      $ 0.8               $220.2       $ 3.7
           Foreign currency contracts - loss                    47.3       (0.6)               179.7        (2.2)
           Interest rate swap - loss                           224.3      (38.2)               234.3       (52.4)
-----------------------------------------------------------------------------------------------------------------

The carrying or notional amount of the Combined Companies' financial instruments and their related fair values based on dealer quotes is as follows:

                                                              1996                              1995
                                                 ----------------------------        ---------------------------
                                                  Carrying              Fair         Carrying            Fair
      NONDERIVATIVES                              Amount               Value          Amount             Value
                                                  --------            -------        --------           -------
      Assets
           Investment securities                    $81.5            $132.7

      Liabilities
           Debt                                  $1,004.2            $962.7         $1,352.2          $1,358.6

                                                 Notional              Fair          Notional            Fair
                                                  Amount               Value          Amount            Value
                                                 --------             -------        --------          -------
      DERIVATIVES RELATING TO:
      Foreign currency contracts - gain           $ 151.7             $ 3.3           $220.2             $ 3.7
      Foreign currency contracts - loss              95.3              (1.0)           179.7              (2.2)
      Interest rate swap - loss                     224.3             (38.2)           234.3             (52.4)
      Commodity futures - loss                        4.6              (0.7)
---------------------------------------------------------------------------------------------------------------

15.    SUPPLEMENTAL INFORMATION

                                                      CONSOLIDATED                                   COMBINED
(Dollars in millions)                       1996          1995         1994               1996         1995          1994
--------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization              $138.9        $156.6       $193.3              $155.4       $156.6       $193.3
Advertising and promotions                  447.5         655.2        666.6               590.4        655.2        666.6
Research and development                     41.1          40.8         30.3                50.1         40.8         30.3
--------------------------------------------------------------------------------------------------------------------------

The Company's depreciation and amortization includes amortization of $8.2, $19.7 and $29.2 for 1996, 1995 and 1994, respectively. The Combined Companies' depreciation and amortization includes amortization of $19.8, $19.7 and $29.2 for 1996, 1995 and 1994, respectively.

The Company's advertising and promotions includes promotions of $391.6, $519.2 and $517.4 for 1996, 1995 and 1994, respectively. The Combined Companies' advertising and promotions includes promotions of $514.0, $519.2 and $517.4, respectively.

Other current liabilities include the following amounts:

                                           CONSOLIDATED                COMBINED
(Dollars in millions)                   1996         1995         1996          1995
-------------------------------------------------------------------------------------
     General insurance accruals        $ 76.9      $ 120.7      $ 97.4        $ 120.7
     Loss on disposal                   113.9        159.0        94.5          159.0
-------------------------------------------------------------------------------------

16.     RELATED PARTY TRANSACTIONS

Wise and Foods were sold to affiliates of the Company during 1996. As stated in
Note 1 to the consolidated and combined financial statements, the Combined Companies continue to include Wise and Foods in their financial statements. The effects of transactions among the business units of the Combined Companies and Wise and Foods have been eliminated in the financial statements.

The Company and the Combined Companies' financial statements include a $443.6 charge to equity for the principal and interest amounts of notes receivable from the Company's parent (see Note 11). The Company incurred an equity charge for a portion of the proceeds from the Wise and Foods sale transactions. The Combined Companies' equity charge represents the proceeds associated with the sale of Wise and Foods common stock. Both the Company and the Combined Companies include $44.0 in notes receivable associated with the sale of options in two business units.

Because of the Company's continuing control over Wise and Foods, their assets and liabilities, at the date of sale, are classified as "sold under contractual arrangements" in the consolidated financial statements. Any future losses incurred by Wise and Foods will be recorded in the consolidated financial statements to the extent of the Company's investment in Wise and Foods. The investment balance consists of the assets and the liabilities at the date of sale, a valuation allowance, and the net balance of any affiliated transactions. The Company's net investment balance in Wise and Foods at December 31, 1996 was $10.2 and $247.9, respectively.

The net investment in Foods and Wise includes a $167.0 and $10.1 term loan receivable, respectively. An interest rate of 12%, payable quarterly, was charged to Foods and Wise. The notes are due November 30, 1999. Interest was accrued as of the beginning of 1996 and totalled $19.6 for Foods and $1.2 for Wise. Foods also had a net loan outstanding from other international affiliates of $22.7.

In third quarter 1996 the Company entered into a loan agreement to lend up to $250.0 to Foods and $10.0 to Wise at interest rates at prime. Foods had $24.4 outstanding and Wise had no outstanding balance at December 31, 1996.

KKR renders management, consulting and financial services to the Company and its businesses for an annual fee of $10.0, payable quarterly in arrears.

17.     COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL MATTERS - The Company, like others in similar businesses, is subject to extensive Federal, state and local environmental laws and regulations. Although Company environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent regulation could require the Company to make additional unforeseen environmental expenditures.

Environmental accruals are routinely reviewed on an interim basis as events and developments warrant and are subjected to a comprehensive review annually during the fiscal fourth quarter.

LEGAL MATTERS - The Company has recorded liabilities for environmental remediation costs in amounts which it believes are probable and reasonably estimable. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may exceed current reserves by amounts that may prove insignificant or by amounts, in the aggregate, up to approximately $30. In addition, the Company may be held responsible for certain environmental liabilities incurred at Borden Chemicals and Plastics Limited Partnership ("BCP") facilities which were previously owned by the Company. The Company is also in litigation in connection with the 1994 sale of its Brazilian pasta business to Quaker Oats Company. The lawsuit alleges that the Company made misrepresentations and omissions of significant information in connection with the sale. The Company does not expect the outcome of the above cases to have a material impact on operations.

OTHER COMMITMENTS - A wholly owned subsidiary serving as general partner of Borden Chemicals and Plastics Limited Partnership ("BCP") has certain fiduciary responsibilities to BCP's unitholders. The Company believes that such responsibilities will not have a material adverse effect on its financial statements.

18.    SUBSEQUENT EVENT

On March 20, 1997 Borden Foods Holdings Corporation announced its intention to sell certain businesses from its current portfolio to focus its efforts on building the grain-based meal solution business which includes pasta, sauces, bouillon and soup mixes. Among businesses to be sold are milk powder, processed cheese, sweetened condensed milk and reconstituted lemon juice. The method of dispositions, timing and pricing is currently being evaluated, however, management expects proceeds from such dispositions to exceed its carrying cost.

19.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents Quarterly Financial Data for the Company:

1996 QUARTERS                                        FIRST             SECOND              THIRD             FOURTH
--------------------------------------------------------------------------------------------------------------------
Net sales (1)                                      $  968.4           $1,005.8           $  911.5           $  795.6
--------------------------------------------------------------------------------------------------------------------
Gross profit                                          204.0              229.6              186.7              165.3
--------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations               49.2               (2.6)               0.8               28.1
--------------------------------------------------------------------------------------------------------------------
Discontinued operations:
   (Loss) income from operations                       (4.9)              (2.9)               6.7
   Loss on disposal (2)                                                                    (330.7)
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                      44.3               (5.5)            (323.2)              28.1
--------------------------------------------------------------------------------------------------------------------
Preferred stock dividends                             (18.4)             (18.4)             (18.4)             (21.6)
--------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common stock           25.9              (23.9)            (341.6)               6.5
--------------------------------------------------------------------------------------------------------------------
Per share of common stock:
   Income (loss) from continuing operations            0.25              (0.01)                                 0.14
   Discontinued operations:
      (Loss) income from operations                   (0.02)             (0.01)              0.03
      Loss on disposal                                                                      (1.66)
   Net income (loss) per common share                  0.13              (0.12)             (1.72)              0.04
   Dividends per common share                                                                                   0.08
Dividends per preferred share (3)                      0.75               0.75               0.75               0.88
Average number of common shares outstanding           199.0              199.0              199.0              199.0
--------------------------------------------------------------------------------------------------------------------


1995 QUARTERS                                        FIRST             SECOND              THIRD             FOURTH
--------------------------------------------------------------------------------------------------------------------
Net sales                                          $1,071.2           $1,061.6           $1,005.8           $  969.2
--------------------------------------------------------------------------------------------------------------------
Gross profit                                          201.4              221.8              199.8              203.8
--------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                       (56.0)             (24.8)             (11.4)            (301.2)
--------------------------------------------------------------------------------------------------------------------
Discontinued operations:
   Income (loss) from operations                       12.0                2.3              (11.8)             (42.8)
   Reversal of disposal reserve                        37.9                                  29.7
--------------------------------------------------------------------------------------------------------------------
Net (loss) income                                      (6.0)             (22.5)               6.5             (344.1)
--------------------------------------------------------------------------------------------------------------------
Preferred stock dividends                               0.0              (22.0)             (18.4)             (18.4)
--------------------------------------------------------------------------------------------------------------------
Net loss applicable to common stock                    (6.0)             (44.5)             (11.9)            (362.5)
--------------------------------------------------------------------------------------------------------------------
Per share of common stock:
   Loss from continuing operations                    (0.32)             (0.13)             (0.06)             (1.51)
   Discontinued operations:
      Income (loss) from operations                    0.07               0.01              (0.06)             (0.22)
      Reversal of disposal reserve                     0.19                                  0.15
   Net loss per common share                          (0.03)             (0.22)             (0.06)             (1.82)
Dividends per preferred share (3)                                         1.02               0.75               0.75
Average number of common shares outstanding           177.3              199.0              199.0              199.0
--------------------------------------------------------------------------------------------------------------------

(1) The decrease in net sales of $115.9 or 12.7% to $795.6 in the fourth quarter from $911.5 in the third quarter of 1996 is primarily a result of the sale of the packaging and plastic films business in the fourth quarter. The decrease in net sales of $94.3 or 9.4% to $911.5 in the third quarter from $1,005.8 in the second quarter of 1996 is primarily a result of the sale of Wise and a wallcovering operation during the third quarter.

(2) The loss on disposal of $330.7 in the third quarter relates to the sale of Foods.

(3) The 1995 quarterly earnings per share amounts do not add to the annual amounts as a result of differences in average shares outstanding between the quarterly and annual calculations.

The following represents Quarterly Financial Data for the Combined Companies:

1996 QUARTERS                                      FIRST             SECOND              THIRD             FOURTH
------------------------------------------------------------------------------------------------------------------
Net sales                                        $1,430.4           $1,457.0           $1,440.4           $1,437.3
------------------------------------------------------------------------------------------------------------------
Gross profit                                        352.9              370.3              359.0              394.2
------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations             44.3               (5.5)               8.5               34.6
------------------------------------------------------------------------------------------------------------------
Net income (loss)                                    44.3               (5.5)               8.5               34.6
------------------------------------------------------------------------------------------------------------------
Preferred stock dividends                           (18.4)             (18.4)             (18.4)             (21.6)
------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common stock         25.9              (23.9)              (9.9)              13.0
------------------------------------------------------------------------------------------------------------------



1995 QUARTERS                                      FIRST             SECOND              THIRD             FOURTH
------------------------------------------------------------------------------------------------------------------
Net sales                                        $1,493.5           $1,486.6           $1,458.7           $1,505.2
------------------------------------------------------------------------------------------------------------------
Gross profit                                        352.6              361.7              352.3              390.3
------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                     (52.0)             (22.9)             (23.6)            (344.0)
------------------------------------------------------------------------------------------------------------------
Discontinued operations:
   Income from operations                             8.0                0.4                0.4
   Reversal of disposal reserve                      37.9                                  29.7
------------------------------------------------------------------------------------------------------------------
Net (loss) income                                    (6.0)             (22.5)               6.5             (344.1)
------------------------------------------------------------------------------------------------------------------
Preferred stock dividends                             0.0              (22.0)             (18.4)             (18.4)
------------------------------------------------------------------------------------------------------------------
Net loss applicable to common stock                  (6.0)             (44.5)             (11.9)            (362.5)
------------------------------------------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Shareholders of
Borden, Inc.
180 East Broad Street
Columbus, Ohio  43215

We have audited the accompanying consolidated balance sheets of Borden, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 1996 and 1995 financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Columbus, Ohio
February 26, 1997

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Shareholders of
Borden, Inc.
180 East Broad Street
Columbus, Ohio  43215

We have audited the accompanying combined balance sheets of Borden, Inc. and subsidiaries, Borden Foods Holdings Corporation and subsidiaries and Wise Holdings, Inc. and subsidiaries (affiliated corporations), all of which are under common ownership and common management, as of December 31, 1996 and 1995, and the related combined statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the combined financial position of Borden, Inc., Borden Foods Holdings Corporation and Wise Holdings, Inc. (affiliated corporations) at December 31, 1996 and 1995, and the combined results of their operations and their combined cash flows for the years then ended in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Columbus, Ohio
February 26, 1997, except for Note 18, as to which the date is March 20, 1997.

                        REPORT OF INDEPENDENT ACCOUNTANTS

Price Waterhouse LLP
The Huntington Center
41 South High Street
Columbus, Ohio 43215

Board of Directors and
Shareholders of Borden, Inc.

In our opinion, the accompanying consolidated statements of operations, of cash flows and of changes in shareholders' equity for the year ended December 31, 1994 present fairly, in all material respects, the results of operations and cash flows of Borden, Inc. for the year ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Borden, Inc. for any period subsequent to December 31, 1994.

PRICE WATERHOUSE LLP

February 16, 1995, except as to paragraph 1 of Note 1, the second sentence of paragraph 2 and 3 of Note 11, which are as of March 15, 1995; except as to paragraphs 2 and 3 of Note 1 and Note 5, which are as of March 24, 1997.

                       REPORT OF INDEPENDENT ACCOUNTANTS


Price Waterhouse LLP
Two Easton Oval, Suite 500
Columbus, Ohio 43219

To the Board of Directors and
Shareholders of Borden, Inc. and Affiliates

In our opinion, the accompanying combined statements of operations, of cash flows and of changes in shareholders' equity for the year December 31, 1994 present fairly, in all material respects, the results of operations and cash flows of Borden, Inc. and Affiliates for the year ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion of these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the combined financial statements of Borden, Inc. and Affiliates for any period subsequent to December 31, 1994.

PRICE WATERHOUSE LLP
February 16, 1995; except as to paragraph 1 of Note 1, the second sentence of paragraph 2 and paragraph 3 of Note 11, which are as of March 15, 1995.

Item 9.                Changes in and Disagreements with Accountants on
-------                ------------------------------------------------
                       Accounting and Financial Disclosure
                       -----------------------------------

A Form 8-K was filed on February 21, 1995, reporting a change in accountants.

                                    PART III

Item 10.               Directors and Executive Officers of the Registrant
--------               --------------------------------------------------

Set forth below are the names and ages of the Directors and Executive Officers of the Company as of March 14, 1997, and the positions and offices with the Company currently held by each of them. Their terms of office extend to the next Annual Meeting of the Board of Directors or until their successors are elected.

                                                                                                                   Served
                                                                                                 Age on          In Present
                                                                                                 Dec. 31,         Position
      Name                              Position & Office                                          1996            Since
--------------                ------------------------------------                               --------          -------
  C. R. Kidder                Chairman of the Board, Director,
                                Chief Executive Officer and President                               52               1995
  H. R. Kravis                Director                                                              52               1994
  A. Navab                    Director                                                              31               1994
  C. S. Robbins               Director                                                              38               1994
  G. R. Roberts               Director                                                              53               1994
  S. M. Stuart                Director                                                              37               1994
  W. H. Carter                Executive Vice President and
                                 Chief Financial Officer                                            43               1995
  R. L. de Ney                Executive Vice President-Corporate
                                 Strategy and Development                                           47               1995
  R. C. Kesselman             Executive Vice President; Chairman-
                                 Wise Foods and Elmer's Products                                    53               1995
  J. M. Saggese               Executive Vice President; Chairman and
                                 Chief Executive Officer-Borden Chemical;
                                 Chairman - Borden Decorative Products                              65               1990
  D. A. Smith                 Executive Vice President; Chairman and
                                 Chief Executive Officer-Borden Foods                               50               1995
  N.A. Reardon                Senior Vice President-Human Resources
                                 and Corporate Affairs                                              44               1997
  R. P. Starkman              Senior Vice President and Treasurer                                   42               1995
  W.F. Stoll, Jr.             Senior Vice President and General Counsel                             48               1996

C. Robert Kidder was elected a Director, Chairman of the Board and Chief Executive Officer of the Company on January 10, 1995. He was Chairman of the Board of Duracell International Inc. and Duracell, Inc. from August 1991 through October 1994 and served as Chairman of the Board and Chief Executive Officer of both companies from April 1992 through September 30, 1994, Chairman of the Board, President and Chief Executive Officer of both companies from August 1991 until April 1992, and President and Chief Executive Officer of both companies from June 1988 until August 1991. He is also a director of Electronic Data Systems Corporation, AEP Industries, Inc. and Dean Witter, Discover & Co. He is a member of the Executive and Compensation Committees of the Borden Board.

Henry R. Kravis acted as Chairman of the Board of the Company from December 21, 1994 to January 10, 1995. He has been a General Partner of Kohlberg Kravis Roberts & Co. and KKR Associates, L.P. since its establishment. He is also a Director of AutoZone, Inc., Bruno's, Inc., Flagstar Companies, Inc., Flagstar Corporation, Gillette Company, IDEX Corporation, K-III Communications Corp., Merit Behavioral Care Corporation, Newsquest Capital, PLC., Owens-Illinois, Inc., Owens-Illinois Group, Inc., Safeway Inc., Sotheby's., Union Texas Petroleum Holdings, Inc. and World Color Press, Inc. He is a member of the Executive Committee of the Borden Board. Messrs. Kravis and Roberts are first cousins.

Alexander Navab has been an Executive of Kohlberg Kravis Roberts & Co. since June 1993. He was employed by James D. Wolfensohn Incorporated, an investment banking firm, from September 1991 to June 1993. He is also a Director of Newsquest Capital, PLC. and World Color Press, Inc. He is a member of the Audit Committee of the Borden Board.

Clifton S. Robbins has been a General Partner of Kohlberg Kravis Roberts & Co. and KKR Associates, L.P. since January 1995 and an Executive with Kohlberg Kravis Roberts & Co. since 1987. He is also a Director of AEP Industries, Inc., IDEX Corporation, BCP Management, Inc., Kindercare Learning Centers, Inc., and Newsquest Capital, PLC. He is Chairman of the Compensation Committee and a member of the Executive Committee of the Borden Board.

George R. Roberts has been a General Partner of Kohlberg Kravis Roberts & Co. and KKR Associates, L.P. since its establishment. He is also a Director of AutoZone, Inc., Bruno's, Inc., Flagstar Companies, Inc., Flagstar Corporation, IDEX Corporation, K-III Communications Corp., Merit Behavioral Care Corporation, Newsquest Capital, PLC., Owens-Illinois, Inc., Owens-Illinois Group, Inc., Safeway Inc., Union Texas Petroleum Holdings, Inc. and World Color Press, Inc. Messrs. Kravis and Roberts are first cousins.

Scott M. Stuart has been a General Partner of Kohlberg Kravis Roberts & Co. and KKR Associates, L.P. since January 1995 and an Executive with Kohlberg Kravis Roberts & Co. since 1986. He is also a Director of AEP Industries, Inc., Newsquest Capital, PLC. and World Color Press, Inc. He is Chairman of the Audit Committe and is a member of the Executive and Compensation Committees of the Borden Board.

William H. Carter was elected Executive Vice President and Chief Financial Officer effective April 3, 1995. Prior to that, since 1987, he was a partner in Price Waterhouse LLP. He is a Director of AEP Industries, Inc.

Richard L. de Ney was elected Executive Vice President-Corporate Strategy and Development effective February 16, 1995. He joined the Company on January 10, 1995, as Executive Vice President-Administration. Prior to that he was a Managing Director at Bear Stearns and Company, Inc. from 1987 to 1995.

Ronald C. Kesselman was elected an Executive Vice President of the Company March 5, 1996. He serves as Chairman of Wise Foods, Inc. and Elmer's Products, Inc. From June 1994 to July 1995 he was President of the Company's North American Snacks group. He joined the Company in January 1992 as Group Vice President for Food Service Products and later that year added responsibility for Seafood Products.

Joseph M. Saggese is an Executive Vice President of the Company, Chairman and Chief Executive Officer of Borden Chemical, Inc. and Chairman of Borden Decorative Products, Inc. Previously he served as President of the Worldwide Packaging and Industrial Products division of the Company since July 1, 1990. He has also served since July 1990 as Chairman, President and Chief Executive Officer of BCP Management, Inc., a wholly owned subsidiary of the Company and General Partner of Borden Chemicals and Plastics Limited Partnership.

Douglas A. Smith was elected an Executive Vice President of the Company effective November 1, 1995, and serves as Chairman and Chief Executive Officer of Borden Foods Corporation. Prior to joining the Company, he served as President of Kraft Canada, Inc., formerly Kraft General Foods Canada, since 1991.

Nancy A. Reardon was elected Senior Vice President, Human Resources and Corporate Affairs effective March 3, 1997.

Previously Ms. Reardon was Senior Vice President-Human Resources and Communications for Duracell International, Inc. from 1991 through February 1997.

Ronald P. Starkman was elected Senior Vice President and Treasurer of the Company effective November 20, 1995. He was Senior Managing Director of Claremont Capital Group, Inc. from December 1994 to November 1995. Prior to that he was Senior Vice President-Investment Banking for Lehman Brothers from 1993 to 1994, and Vice President and Assistant Treasurer at American Express from 1986 to 1993.

William F. Stoll, Jr. was elected Senior Vice President and General Counsel effective July 1, 1996. Prior to joining the Company he was a Vice President of Westinghouse Electric Corporation since 1993, and served as its Deputy General Counsel from 1988 to 1996.

Item 11.           Executive Compensation
--------           ----------------------

The following table provides certain summary information concerning compensation of the Company's Chief Executive Officer and the five other most highly compensated Executive Officers as of December 31, 1996, (the "Named Executive Officers") for the periods indicated.

                                                                SUMMARY COMPENSATION TABLE
                                                                  ANNUAL COMPENSATION
                                                    -------------------------------------------------
                                                                                       OTHER
NAME AND                                                                               ANNUAL
PRINCIPAL                                                                            COMPENSATION
POSITION                             YEAR           SALARY ($)      BONUS ($)           ($)
--------                             ----           ----------      ---------        ------------
C.R. Kidder                          1996           950,000           912,000         (1)160,655
Chairman, President &                1995           873,750           360,000             14,721
Chief Executive Officer

W.H. Carter                          1996           370,000           250,137              5,753
Executive Vice President             1995           262,500            96,250                  0
& Chief Financial Officer

R.L. de Ney                          1996           372,500           237,597                  0
Executive Vice                       1995           339,792              NONE              5,253
President, Corporate
Strategy & Development

R.D. Kautto (5)                      1996           278,167           189,569                  0
Senior Vice President &
President & Chief
Executive Officer,
Borden Services Company

J.M. Saggese                         1996           450,000            25,000          (2)59,006
Executive Vice                       1995           390,833           340,393                  0
President, Chairman &                1994           364,000           264,264              8,064
Chief Executive Officer,
Borden Chemical & Borden
Decorative Products

D.A. Smith (6)                       1996           500,000        (7)500,000            256,205
Executive Vice
President, Chairman &
Chief Executive Officer,
Borden Foods Corporation



                                                   SUMMARY COMPENSATION TABLE
                                                     LONG TERM COMPENSATION
                                         ---------------------------------------------------
                                                     AWARDS                        PAYOUTS
                                         -------------------------------        ------------
                                         RESTRICTED         SECURITIES           LONG TERM               ALL
NAME AND                                   STOCK            UNDERLYING           INCENTIVE              OTHER
PRINCIPAL                                 AWARD(S)         OPTIONS/LSARS        PLAN (LTIP)          COMPENSATION
POSITION                                   ($)                 (#)               PAYOUTS ($)              ($)
--------                                ----------         -------------        -----------          ------------
C.R. Kidder                                NONE                 (4)                NONE                199,576
Chairman, President &                      NONE                NONE                NONE                 59,487
Chief Executive Officer

W.H. Carter                                NONE                 (4)                NONE                 16,319
Executive Vice President                   NONE                NONE                NONE                 14,962
& Chief Financial Officer

R.L. de Ney                                NONE                 (4)                NONE                 42,204
Executive Vice                             NONE                NONE                NONE                 28,122
President, Corporate
Strategy & Development

R.D. Kautto (5)                            NONE                 (4)                NONE                 22,279
Senior Vice President &
President & Chief
Executive Officer,
Borden Services Company

J.M. Saggese                               NONE                 (4)                NONE                 29,640
Executive Vice                             NONE                NONE                NONE                 60,757
President, Chairman &                      NONE              21,000                NONE                 31,119
Chief Executive Officer,
Borden Chemical & Borden
Decorative Products

D.A. Smith (6)                             NONE                 (4)                NONE                123,506
Executive Vice
President, Chairman &
Chief Executive Officer,
Borden Foods Corporation


(1) Includes $60,000 pursuant to the Executive Perquisite Benefit Plan and $36,800 not paid to Mr. Kidder but allocable to his personal use of Company aircraft.

(2) Includes $40,000 pursuant to the Executive Perquisite Benefit Plan and $17,000 as compensation for discontinued perquisites.

(3)      All other compensation consists of the following:

                                                    EXECUTIVE FAMILY             MATCHING              CAPITAL
                                                       SURVIVOR                CONTRIBUTIONS         ACCUMULATION     RELOCATION
                                   YEAR            PROTECTION PLAN (a)       (RSP AND ESP) (b)        ACCOUNT (c)      EXPENSE
                                   ----                  ------                  ------                 -----           -----
C.R. Kidder                        1996                       0                  45,850                     0         153,726
                                   1995                  17,475                  30,581                 4,200           7,231

W.H. Carter                        1996                       0                  16.319                     0               0
                                   1995                   5,250                   6,562                 3,150               0

R.L. de Ney                        1996                       0                  13,037                     0          29,167
                                   1995                   6,824                  11,943                 4,200           5,155

R.D. Kautto                        1996                       0                     750                     0          21,529

J.M. Saggese                       1996                       0                  29,640                     0               0
                                   1995                  31,776                  24,781                 4,200               0
                                   1994                  15,905                  11,014                 4,200               0

D.A. Smith                         1996                       0                   4,188                     0         119,318


         (a)      The Executive Family Survivor Protection Plan provided for
                  (i) a benefit of 2% of annual earnings each year (base pay and short-term incentive bonus) payable at termination, and
                  (ii) a death benefit of one times earnings and the cost of providing a preretirement annuity to a surviving spouse or dependent children upon death of the executive as an employee. This Plan has been discontinued.

         (b) The Capital Accululation Account provided a benefit of $350 per month payable at termination in lieu of certain previously provided medical benefits. This Plan has been discontinued.

(4) No Executive Officer of the Company owns any stock of Borden, Inc., or options to acquire stock in Borden, Inc. For information on equity securities of Borden's parent or subsidiary entities owned by management, see Item 12.

(5) Mr. Kautto was Senior Vice President-Human Resources and Corporate Affairs the Registrant through March 2, 1997. He continues as President of Borden Services Company.

(6) Mr. Smith is considered an Executive Officer of the Registrant even though Borden Foods Corporation is technically not a subsidiary of the Registrant. The financial statements of Borden Foods Holdings
      Corporation are included in the Registrant's Form 10-K, and its financial performance is included in the Registrant's combined financial statements.

(7)   Includes $200,000 paid pursuant to terms of employment.


The Aggregated Option/SAR Exercises In Last Fiscal Year and For Year End Option/SAR Values table has been eliminated since there were no option/SAR's exercised during 1996 by any of the Named Executive Officers, and none of the Named Executive Officers have options or SAR's to acquire Borden, Inc. stock.

The Long-Term Incentive Plans - Awards In Last Fiscal Year table has been eliminated since the Registrant's long-term incentive plan has been discontinued.

The Option/LSAR Grants In Last Fiscal Year table has been eliminated since there were no grants of options or LSAR's by the Registrant during 1996 to the Named Executive Officers.

                               RETIREMENT BENEFITS

The Borden Employees Retirement Income Plan ("ERIP") for salaried employees was amended as of January 1, 1987, to provide benefit credits of 3% of earnings which are less than the Social Security wage base for the year plus 6% of earnings in excess of the wage base and an additional 1.5% and 3% respectively for certain older employees. Earnings include annual incentive awards paid currently but exclude any long-term incentive awards. Benefits for service through December 31, 1986 are based on the plan formula then in effect and have been converted to opening balances under the plan. Both opening balances and benefit credits receive interest credits at one-year Treasury bill rates until the participant commences receiving benefit payments. For the year 1996, the interest rate was 5.45%.

The Company's supplemental pension plan provides for a grandfathering of benefits for certain key employees as of January 1, 1983, including certain Executive Officers, that, generally speaking, provide for the payment of any shortfall if the sum of (a) the pension actually payable on retirement under the ERIP (and any excess or supplemental plans), together with (b) the amount (converted to a pension equivalent) attributable to Company contributions that would be standing to the employee's credit at retirement under the Company's Retirement Savings Plan if the employee had contributed at the maximum permitted rate eligible for Company matching from December 31, 1983 until retirement, does not equal or exceed the sum of (c) the retirement income calculated on the basis of the December 31, 1982, ERIP pension formula (with certain adjustments), and
(d) the amount (converted to a pension equivalent) attributable to company contributions (equal to 3.3% of compensation) that would be standing to the employee's credit at retirement had the Company's Retirement Savings Plan as in effect on January 1, 1983, been in effect continuously to retirement. The projected pension figure for J.M. Saggese appearing at the end of this section includes the effect of the foregoing grandfathering.

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

The total projected annual benefits payable under the formulas of the ERIP at age 65 without regard to the Section 415 or 401(a)(17) limits and recognizing supplemental pensions as described above, are as follows for the Named Executive Officers of the Company in 1996: W. H. Carter - $93,850, R. L. de Ney - $71,735, R.D. Kautto - $38,583, C. R. Kidder - $124,954, J. M. Saggese - $259,484 and
D.A. Smith - $66,905.

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

                           EMPLOYMENT, TERMINATION AND
                         CHANGE IN CONTROL ARRANGEMENTS

The Company has a salary continuance arrangement (the "CORE Arrangement") with two Executive Officers, Messrs. Saggese and Kautto, which provides payments for three years after the date of a change in control, but not less than for one year if employment is terminated without cause during that period. A change in control occurred on January 20, 1995. The rights of these Officers under the CORE Arrangement will expire as of January 20, 1998, if such Officers are not terminated without cause by that date. The payments include salary, bonus and other compensation and benefits. Payments could be reduced or eliminated by compensation earned from other specified employment. Arrangements have also been made for payment by the Company, upon certain conditions, of the legal expenses of these employees if they are required to enforce the provisions of their CORE Arrangements. If any excise tax (under Sec. 4999 of the Internal Revenue Code) is imposed in respect of payments under the CORE Arrangement, the Company will pay to such Officers an amount that will net the Officers the same sum as they would have retained if the excise tax did not apply.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Robbins and Stuart are members of the Company's Compensation Committee. Both gentlemen are general partners of KKR Associates, L.P. See "Certain Relationships and Related Transactions." Mr. Kidder, Chairman and Chief Executive Officer of the Company, became a member of the Compensation Committee in April, 1996.

Item 12.      Security Ownership of Certain Beneficial Owners and Management
              --------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of the Registrant's Common Stock and other equity securities issued by affiliated entities, as of March 14, 1997, by (a) persons known to the Registrant to be the beneficial owners of more than five percent of the outstanding voting stock of the Registrant, (b) each director of the Registrant, (c) each of the Named Executive Officers of the Registrant during the 1996 fiscal year of the Registrant and (d) all directors and executive officers of the Registrant as a group. Except as otherwise noted, the persons named in the table below have sole voting and investment power with respect to all securities shown as beneficially owned by them.

      Name of                                                                     Beneficial Ownership
  Beneficial Owner                                                                of Equity Securities
  ----------------                                                     --------------------------------------
                                                                       Shares/Units                   Percent
                                                                       ------------                   -------

KKR Associates (1)                                                       198,974,994                  100.0
   9 West 57th Street
   New York, New York 10019
C. Robert Kidder (2)                                                         369,569                     *
Henry R. Kravis (1)                                                               --                     *
George R. Roberts (1)                                                             --                     *
Clifton R. Robbins (1)                                                            --                     *
Scott M. Stuart (1)                                                               --                     *
Alexander Navab                                                                   --                     *
William H. Carter (2)                                                         84,337                     *
Richard L. de Ney (2)                                                         72,000                     *
Randy D. Kautto (2)                                                           48,192                     *
Joseph M. Saggese (3)                                                        200,000                     *
Douglas A. Smith (4)                                                         120,000                     *
All Directors and Executive Officers
   as a group (5)                                                            See (5)                     *

----------

* Beneficial ownership does not exceed 1.0% of the respective class of securities.

(1) The Borden Common Stock shown as beneficially owned by KKR Associates is directly held by Borden Holdings, Inc., a Delaware corporation which is wholly owned by BW Holdings, LLC, a Delaware limited liability company, the managing member of which is a limited partnership, of which KKR Associates is the sole general partner and as to which it possesses sole voting and investment power. KKR Associates is also the beneficial owner of 632,000,000 units of BW Holdings, LLC. KKR Associates is a limited partnership of which Messrs. Edward A. Gilhuly, Perry Golkin, James H. Greene, Henry R. Kravis, Robert I. MacDonnell, Michael N. Michelson, Paul E. Raether, Clifton S. Robbins, George R. Roberts, Scott M. Stuart and Michael T. Tokarz are the general partners. Such persons may be deemed to share beneficial ownership of the shares shown as owned by KKR Associates. The foregoing persons disclaim beneficial ownership of any such shares.

(2) Represents units of BW Holdings, LLC beneficially owned by these executive officers.

(3) Represents common shares of Borden Chemical Holdings, Inc. and Borden Decorative Products Holdings, Inc. beneficially owned by the executive in the aggregate, including 100,000 shares subject to currently exercisable options.

(4) Represents units of Borden Foods Holdings, LLC beneficially owned by the executive.

(5) Equity securities beneficially owned by all directors and executive officers as a group consist of: 670,482 units of BW Holdings, LLC; 120,000 units of Borden Foods Holdings, LLC; 160,000 shares of Borden Chemical Holdings, Inc. including 80,000 shares subject to currently exercisable options; 40,000 shares of Borden Decorative Products Holdings, Inc., including 20,000 shares subject to currently exercisable options; 50,000 shares of Elmer's Products Holdings, Inc., including 25,000 shares subject to currently exercisable options; and 35,000 shares of Wise Foods Holdings, Inc., including 10,000 shares subject to currently exercisable options. No director or executive officer owns directly any stock of the Registrant or options to acquire such stock.

Pursuant to Rule 13d-3, stock options that are presently exercisable or exercisable within 60 days after March 14, 1997, which are owned by each individual are deemed to be outstanding for purposes of computing the percentage of shares owned by that individual. Therefore, each percentage is computed based on the sum of (i) the shares actually outstanding as of March 14, 1997, and (ii) the number of Stock Options exercisable within 60 days of March 14, 1997, owned by that individual or entity whose percentage of share ownership is being computed, but not taking account of the exercise of Stock Options by any other person or entity.

Item 13.       Certain Relationships and Related Transactions
--------       ----------------------------------------------

The Company made a loan of $400,000 in 1995 to Mr. Kautto in the form of a note bearing interest at prime. Accrued interest is waived each year on the anniversary of the note if Mr. Kautto remains employed. Principal payments targeted at $133,333 each are due annually after three years. The amount of each annual payment due is increased or decreased on formula based on the amount that his annual bonus earned in the prior year differs from his targeted bonus. The entire principal and unwaived interest are due upon termination of employment. The loan is secured by any contractual payments due to Mr. Kautto from the Company.

All of the Company's common stock is owned by a holding company which is owned by an affiliate of KKR Associates, a New York limited partnership of which Messrs. Edward A. Gilhuly, Perry Golkin, James H. Greene, Henry R. Kravis, Robert I. MacDonnell, Michael N. Michelson, Paul E. Raether, Clifton S. Robbins, George R. Roberts, Scott M. Stuart and Michael T. Tokarz are the general partners. KKR Associates has sole voting and investment power with respect to such shares. Messrs. Kravis, Robbins, Roberts and Stuart are directors of the Company.

KKR renders management, consulting and financial services to the Company and its businesses for an annual fee of $10 million, payable quarterly in arrears. Messrs. Kravis, Roberts, Robbins and Stuart are general partners of KKR and Mr. Navab is an executive of KKR.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------      ----------------------------------------------------------------

(a)  List of documents filed as part of this report
     ----------------------------------------------

        1.    Financial Statements
              --------------------

              All financial statements of the registrant are set forth under
              Item 8 of this Report on Form 10-K.

        2.    Exhibits
              --------


                         (3)(i) Restated Certificate of Incorporation dated March 14, 1995 and Certificate of Amendment of Restated Certificate of Incorporation dated June 23, 1995, both incorporated herein by reference from Exhibit (3) to the June 30, 1995 Form 10-Q.

                           (ii) By-Laws incorporated herein by reference from Exhibit (3)(ii) to the September 30, 1996 Form 10-Q.

                         (4)(i) Form of Indenture dated as of January 15, 1983, as supplemented by the First Supplemental Indenture dated as of March 31, 1986, and the Second Supplemental Indenture, dated as of June 26, 1996, relating to the $200,000,000 8-3/8% Sinking Fund Debentures due 2016, incorporated herein by reference from Exhibits 4(a) and (b) to Amendment No. 1 to Registration Statement on Form S-3, File No. 33-4381 and Exhibit 4(iv) to the June 30, 1996 Form 10-Q.

                           (ii) Form of Indenture dated as of December 15, 1986, as supplemented by the First Supplemental Debenture dated as of December 15, 1986, and the Second Supplemental Indenture, dated as of June 26, 1996, relating to the $315,000,000 Medium Term Notes, Series A, and the 9 7/8% Notes due November 1, 1997, incorporated herein by reference from Exhibits 4(a) through (d) to Amendment No. 1 to Registration Statement on Form S-3, File No. 33-8775 and Exhibit 4(ii) to the June 30, 1996 Form 10-Q.

                          (iii) Form of Indenture dated as of December 15, 1987, as supplemented by the First Supplemental Indenture dated as of December 15, 1987 and the Second Supplemental Indenture dated as of February 1, 1993, and the Third Supplemental Indenture dated as of June 26, 1996, incorporated herein by reference from Exhibits 4(a) through (d) to Registration Statement on Form S-3, File No. 33-45770, and Exhibit 4(iii) to the June 30, 1996 Form 10-Q, relating to the following Debentures and Notes:

                                    (a)      The $150,000,000 9-1/4% Sinking
                                             Fund Debentures due 2019.

                                    (b)      The $200,000,000 9-1/5% Debentures
                                             due 2021.

                                    (c)      The $250,000,000 7-7/8% Debentures
                                             due 2023.

                           (iv) Form of Indenture relating to Zero Coupon Notes due 2002, dated as of May 21, 1992, as supplemented by the First Supplemental Indenture, dated as of June 26, 1996, incorporated herein by reference from
                                    Exhibit 4(iv) to the 1992 Form 10-K Annual
                                    Report and Exhibit 4(i) to the June 30, 1996
                                    Form 10-Q.

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

                         (viii) Amended and Restated Credit Agreement dated as of May 7, 1996 to the Credit Agreement dated as of December 15, 1994 among Borden, Inc., Borden Foods Holdings Corporation, Wise Holdings, Inc., and the lenders named therein, Citibank, N.A., as administrative agent for the Lenders, BT Securities Corporation, Chase Securities Inc., Citicorp Securities Inc. and Credit Suisse, as arrangers, BT Securities and Chase Securities as co- syndication agents and Credit Suisse, as Issuing Bank and documentation agent, incorporated by reference to Exhibit 10(v) to the June 30, 1996 Form 10-Q.

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

                          (iii) Governance Agreement, dated as of June 20, 1996, between Borden, Inc. and AEP Industries Inc., incorporated herein by reference to Exhibit 5 to Schedule 13D, dated July 1, 1996, File No. 005-37385.

                           (iv) Employment Agreement with Mr. William F. Stoll, Jr., Senior Vice President and General Counsel, dated June 6, 1996, incorporated by reference to Exhibit 10(vi) to the June 30, 1996 Form 10-Q.

                            (v) Conveyance and Transfer Agreement, dated October 1, 1996 among Borden, Inc., BDH One, Inc., BDH Two, Inc., Borden Foods Investments Corporation, Borden Foods Holdings, LLC, Borden Foods Holdings Corporation, Borden Foods Corporation, BFC Investments L.P., and BDS Two, Inc., incorporated herein by reference to Exhibit
                                    2.1 to Form 8-K, dated October 16, 1996,
                                    File No. 001-00071.

                           (vi) Purchase Agreement, dated as of June 20, 1996, between Borden, Inc. and AEP Industries Inc., incorporated herein by reference to Exhibit 4 to

                                    Schedule 13D, dated July 1, 1996, File No.
                                    005-37385.

                           (vii) 1996 Unit Incentive Plan for Key Employees of Borden, Inc.

                          (viii)    1996 Management Incentive Plan.

                                    (a)      Borden, Inc.

                                    (b)      Borden Services Company.

                                    (c)      Borden Foods.

                                    (d)      Borden Chemical.

                           (ix) 1994 Management Incentive Plan incorporated by reference to Exhibit 10(iv) to the Company's 1993 Form 10-K Annual Report.

                            (x) Amendment to 1994 Management Incentive Plan, incorporated by reference to Exhibit 10(xii) to the Company's 1995 Form 10-K Annual Report.

                           (xi) 1994 Stock Option Plan incorporated by reference to Exhibit 10(v) to the 1993 Form 10-K Annual Report.

                          (xii) Executive Family Survivor Protection Plan as amended through December 9, 1993 incorporated by reference to Exhibit 10(vi) to the 1993 Form 10-K Annual Report.

                         (xiii) Executives Excess Benefits Plan as amended through December 9, 1993 incorporated by reference to Exhibit 10(vii) to the 1993 Form 10-K Annual Report.

                          (xiv) Executives Supplemental Pension Plan as amended through December 9, 1993 incorporated by reference to Exhibit 10(viii) to the 1993 Form 10-K Annual Report.

                           (xv) Advisory Directors Plan, incorporated herein by reference from Exhibit 10(viii) to the 1989 Form 10-K Annual Report.

                          (xvi) Advisory Directors Plan Trust Agreement, incorporated herein by reference from
                                    Exhibit 10(ix) to the 1988 Form 10-K Annual
                                    Report.

                         (xvii) Supplemental Benefit Trust Agreement as amended through December 9, 1993 incorporated by reference to Exhibit 10(xi) to the 1993 Form 10-K Annual Report.

                        (xviii) Amendment to Supplemental Benefit Trust Agreement dated November 15, 1994 incorporated herein by reference to Exhibit 10(xvi) to the Company's 1994 Form 10-K Annual Report.

                          (xix) Form of Indemnification Letter Agreements entered into with former Directors of the Company, incorporated herein by reference from Exhibit 10(xii) to the 1988 Form 10-K Annual Report.

                           (xx) (a) Agreement with Mr. A. S. D'Amato, Chairman and Chief Executive Officer, incorporated herein by reference from
                                    Exhibit 10(i) to the June

                                            30, 1993 Form 10-Q.

                                    (b)      Amendment to Agreement with Mr. A.
                                             S. D'Amato, incorporated herein by
                                             reference from Exhibit 10(i) to the
                                             September 30, 1993 Form 10-Q.

                                    (c)      Supplement to Agreement with Mr. A.
                                             S. D'Amato incorporated by
                                             reference to Exhibit 10(xiv) (a) to
                                             the 1993 Form 10-K Annual Report.

                                    (d)      Form of salary continuance
                                             arrangement with Executive
                                             Officers, incorporated herein by
                                             reference from Exhibit 10(ix)(c) to
                                             the 1987 Form 10-K Annual Report.

                                    (e)      Description of arrangement with C.
                                             Robert Kidder, Chairman of the
                                             Board and Chief Executive Officer
                                             incorporated herein by reference to
                                             Exhibit 10(i) to the Company's 1994
                                             Form 10-K Annual Report.

                                    (f)      Agreement with Mr. J. C. Van Meter,
                                             Executive Vice President and Chief
                                             Financial Officer, dated July 7,
                                             1994 incorporated herein by
                                             reference to Exhibit 10(j) to the
                                             Company's 1994 Form 10-K Annual
                                             Report.

                                    (g)      Letter agreement with Mr. Kautto
                                             dated January 19, 1994 incorporated
                                             herein by reference to Exhibit
                                             10(m) to the Company's 1994 Form
                                             10- K Annual Report.

                                    (h)      Summary of Terms of Employment for
                                             W.H. Carter,incorporated by
                                             reference to Exhibit 10(xxiii)(n)
                                             to the 1995 Form 10-K Annual
                                             Report.

                                    (i)      Summary of Terms of Employment for
                                             D.A. Smith.

                                    (j)      Termination Agreement with A.L.
                                             Miller dated May 1, 1995,
                                             incorporated herein by reference to
                                             Exhibit 10 to the Company's June
                                             30, 1995 Form 10-Q.

                                    (k)      Termination Agreement with R.L.
                                             Allen dated January 3,
                                             1996,incorporated by reference to
                                             Exhibit 10(xxiii)(p) to the 1995
                                             Form 10-K Annual Report.

                            (xxi) Executive Perquisite Benefits Plan dated January 1, 1996,incorporated by reference to
                                    Exhibit 10(xxiv) to the 1995 Form 10-K
                                    Annual Report.

                           (xxii) Consulting Agreement dated August 21, 1995 incorporated herein by reference to Exhibit 10 to the Company's September 30, 1995 Form 10-Q.

                             (21)   Subsidiaries of Registrant.

                          (23)(i)   Accountants' Consent.

                             (ii)   Accountants' Consent.

                             (27)   Financial Data Schedule.

3.    Financial Statement Schedules
      -----------------------------

      The following are the separate financial statements of Foods Holdings and Wise Holdings filed in accordance with rule 3-10 of Regulation S-X. Foods Holdings and Wise Holdings are guarantors of the Company's credit facility and all of the Company's outstanding publicly-held dept.

          BORDEN FOODS

          FINANCIAL STATEMENTS
          AS OF DECEMBER 31, 1996 and 1995
          AND FOR EACH OF THE THREE YEARS
          IN THE PERIOD ENDED DECEMBER 31, 1996

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholder
     of Borden Foods Holdings Corporation
180 East Broad Street
Columbus, Ohio 43215

We have audited the accompanying balance sheets of Borden Foods as of December 31, 1996 and 1995, and the related statements of operations and of cash flows for each of the three years in the period ended December 31, 1996, and the statements of shareholder's equity and owner's investment for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of Borden Foods' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Borden Foods at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Columbus, Ohio
February 26, 1997 (March 20, 1997 as to the third paragraph in Note 5)

                                  BORDEN FOODS

                            STATEMENTS OF OPERATIONS

   FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 ON PURCHASE ACCOUNTING BASIS

          FOR THE YEAR ENDED DECEMBER 31, 1994 ON HISTORICAL COST BASIS

                                                                      SUCCESSOR             PREDECESSOR
                                                               ------------------------     -----------
    ($ IN 000'S, EXCEPT PER SHARE DATA)                          1996          1995            1994
    NET TRADE SALES                                            $1,949,841    $1,838,889      $1,822,216

    COSTS AND EXPENSES
        Cost of goods sold                                      1,195,672     1,112,211       1,052,302
        Selling, general and administrative                       639,517       662,762         598,392
        Distribution expense                                      106,612        97,065          95,593
        Asset write-downs                                          27,817                        31,957
                                                               ------------------------     -----------
    OPERATING INCOME (LOSS)                                       (19,777)      (33,149)         43,972
        Interest expense (income), net                             10,952        (7,935)         (2,186)
        Other, net                                                    851          (707)           (268)
                                                               ------------------------     -----------
    Income (loss) before income taxes                             (31,580)      (24,507)         46,426
    Income tax provision (benefit)                                (16,347)      (16,249)         23,614
                                                               ------------------------     -----------
    Net income (loss)                                            ($15,233)      ($8,258)        $22,812
                                                               ========================     ===========

    PER SHARE INFORMATION:
    ----------------------

    Net income (loss) per common share                          ($152,331)     ($82,581)       $228,120

    Average number of common shares outstanding                       100           100             100
        during the period


               See accompanying notes to the financial statements

                                  BORDEN FOODS

                                 BALANCE SHEETS

          AS OF DECEMBER 31, 1996 AND 1995 ON PURCHASE ACCOUNTING BASIS

---------------------------------------------------------------------------------------------
    ASSETS ($ IN 000'S)                                              1996           1995
---------------------------------------------------------------------------------------------
    CURRENT ASSETS
        Cash and equivalents                                           $33,234       $49,538
        Accounts receivable (net of allowance for
            doubtful accounts of $5,944 and $7,128)                    153,654       160,261
        Other receivables                                               17,332        20,353
        Inventories:
            Finished and in-process goods                              140,452       125,513
            Raw materials and supplies                                  59,523        58,724
        Deferred income taxes                                           17,559
        Loans due from affiliates                                        9,349
        Other amounts due from affiliates                               24,972
        Other current assets                                            32,435        35,913
                                                                    ------------------------
                                                                       488,510       450,302

    OTHER NON CURRENT ASSETS                                            10,329        12,260

    PROPERTY AND EQUIPMENT
        Land                                                            23,147        23,494
        Buildings and improvements                                      82,568        80,591
        Machinery and equipment                                        243,212       222,153
                                                                    ------------------------
                                                                       348,927       326,238
        Less:   accumulated depreciation                               (66,606)      (35,056)
                                                                    ------------------------
                                                                       282,321       291,182
                                                                    ------------------------

    INTANGIBLES
        Goodwill                                                       161,296       168,253
        Trademarks and other intangibles                               203,987       209,693
                                                                    ------------------------
                                                                       365,283       377,946
                                                                    ------------------------
                                                                    $1,146,443    $1,131,690
                                                                    ========================


               See accompanying notes to the financial statements

                                  BORDEN FOODS

                                 BALANCE SHEETS

          AS OF DECEMBER 31, 1996 AND 1995 ON PURCHASE ACCOUNTING BASIS

--------------------------------------------------------------------------------------------
    LIABILITIES & SHAREHOLDER'S EQUITY/OWNER'S INVESTMENT ($ IN 000's)    1996        1995
--------------------------------------------------------------------------------------------
    CURRENT LIABILITIES
        Debt payable within one year                                     $15,707    $23,525
        Loans due to affiliates                                           56,396
        Accounts and drafts payable                                      145,363    151,502
        Other amounts due to affiliates                                   32,527
        Accrued customer allowances                                       72,447     71,544
        Other current liabilities                                        116,568    103,389
                                                                     ----------------------
                                                                         439,008    349,960

    LONG-TERM LIABILITIES
        Long-term debt payable to Borden                                 166,990
        Other long-term debt                                               6,701     10,630
        Deferred income taxes                                             41,527        600
        Non-pension post employment obligations                           12,906     13,459
        Other non current liabilities                                     11,053      9,141
        Minority interest                                                  3,540      1,216
                                                                     ----------------------
                                                                         242,717     35,046

    COMMITMENTS AND CONTINGENCIES

    SHAREHOLDER'S EQUITY/OWNER'S INVESTMENT

    Owner's investment                                                              745,763

    Common stock ($.01 par; 100 shares authorized, issued and
     outstanding)                                                            -
    Shareholder's investment in affiliate                                 87,859
    Paid-in capital                                                      349,475
    Accumulated translation account                                       25,056        921
    Retained earnings from October 1, 1996                                 2,328
                                                                     ----------------------
                                                                         464,718    746,684

                                                                     ----------------------
                                                                      $1,146,443 $1,131,690
                                                                     ======================


               See accompanying notes to the financial statements

                                 BORDEN FOODS

                            STATEMENTS OF CASH FLOWS

  FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 ON PURCHASE ACCOUNTING BASIS

         FOR THE YEAR ENDED DECEMBER 31, 1994 ON HISTORICAL COST BASIS

                                                                       SUCCESSOR         PREDECESSOR
                                                                 ---------------------   ------------
    ($ IN 000'S)                                                    1996         1995        1994
                                                                    ----         ----        ----
    CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                          ($15,233)    ($8,258)     $22,812
            Adjustments to reconcile net income (loss) to net
            cash provided by operating activities:
                Depreciation and amortization                        46,075      44,780       46,130
                Asset write-downs                                    27,817                   31,957
                (Increase) decrease in accounts receivable            6,607       5,175      (24,469)
                Decrease in other receivables                         3,021       2,300       15,804
                Increase in inventories                             (15,738)     (5,464)      (2,061)
                (Increase) decrease in other current assets           3,478          98       (3,555)
                Increase (decrease) in accounts payable              (6,139)     24,169       (7,835)
                Increase in accrued customer allowances                 903      40,664       37,686
                Increase in other current liabilities                13,179      23,089       10,216
                (Increase) decrease in long-term assets and
                  liabilities                                         5,614        (199)         351
                Other, net                                          (15,944)     (6,814)       7,857
                                                                  ---------------------     --------
        Net cash provided by operating activities                    53,640     119,540      134,893
                                                                  ---------------------     --------

    CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital expenditures                                    (49,901)    (31,311)     (30,360)
            Acquisition of assets from Borden                        (5,323)
            Proceeds from the sale of businesses                     13,480
                                                                  ---------------------     --------
        Net cash used for investing activities                      (41,744)    (31,311)     (30,360)
                                                                  ---------------------     --------

    CASH FLOWS FROM FINANCING ACTIVITIES:
            Other changes in Owner's Investment                     (21,776)   (132,459)    (132,114)
            Management contribution                                   5,323
            Increase (decrease) in other long-term debt              (3,929)        867          766
            Increase (decrease) in debt payable within one year      (7,818)      1,362       (7,028)
                                                                  ---------------------     --------
        Net cash used for financing activities                      (28,200)   (130,230)    (138,376)
                                                                  ---------------------     --------

    Change in cash and equivalents                                  (16,304)    (42,001)     (33,843)
    Cash and equivalents at beginning of year                        49,538      91,539      125,382
                                                                  ---------------------     --------
    Cash and equivalents at end of year                             $33,234     $49,538      $91,539
                                                                  =====================     ========

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    CASH RECEIVED (PAID) DURING THE YEAR FOR:
        Interest, net                                                $3,330      $7,549       $2,139
        Income taxes, foreign                                        (6,525)    (11,029)     (10,161)


    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

    On October 1, 1996, Borden sold Borden Foods and certain trademarks to BFC and the Investment LP, respectively, for $550 million (less assets transferred and liabilities assumed of $22,909). In connection with this sale, Borden Foods issued long-term notes to Borden (see Note 4). During
    1996, the LLC sold 1,080,000 Class A units to certain management employees of Borden Foods. The issuance of notes and the proceeds from the sale of Class A units were used along with the notes contributed to Borden Foods and affiliates in 1996 to purchase the assets of the Foods operations.

                        Long-term debt issued                      $166,990
                        Notes contributed                           345,900
                        Interest on notes contributed                 8,878
                        Management contribution                       5,323
                                                                   --------
                                                                   $527,091
                                                                   ========

               See accompanying notes to the financial statements

                                  BORDEN FOODS

       STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY/OWNER'S INVESTMENT

    FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 ON PURCHASE ACCOUNTING BASIS

                                                OWNER'S INVESTMENT
                                          ----------------------------                                      SHAREHOLDER'S
    ($ IN 000'S)                          INTERCOMPANY   INTERCOMPANY     PAID-IN   ACCUMULATED   RETAINED  INVESTMENT IN
                                            BALANCES         LOANS        CAPITAL   TRANSLATION   EARNINGS    AFFILIATE      TOTAL
                                          ------------   ------------     -------   -----------   --------  -------------    -----
    BEGINNING BALANCE - JANUARY 1, 1995       $959,302      ($71,901)                                                      $887,401

    Expenses allocated by Borden                35,640                                                                       35,640
    Net collections made by Borden
        on Borden Foods behalf                 (84,132)                                                                     (84,132)
    Net transfer of balances to Borden Foods
        from Borden and affiliates                 339                                                                          339
    Foreign currency translation                                                           921                                  921
    Loans made to Borden and affiliates                      (59,049)                                                       (59,049)
    Other intercompany changes                 (26,178)                                                                     (26,178)
    Net loss                                    (8,258)                                                                      (8,258)
                                              --------     ---------     ---------   ---------  ---------   ---------     ---------
    ENDING BALANCE - DECEMBER 31, 1995         876,713      (130,950)                      921                              746,684
                                              --------     ---------     ---------   ---------  ---------   ---------     ---------


    Net collections made by Borden
        on Borden Foods behalf                   8,604                                                                        8,604
    Net transfer of balances to Borden Foods
        from Borden and affiliates            (105,689)                                                                    (105,689)
    Foreign currency translation                                                        24,135                               24,135
    Short term borrowings from Borden          307,500                                                                      307,500
    Repayments of short term borrowings       (224,600)                                                                    (224,600)
    Other intercompany changes                 (33,000)                                                                     (33,000)
    Intercompany dividend to affiliate         (89,016)       89,016                                                              0
    Net loss prior to September 30, 1996       (17,561)                                                                     (17,561)

    Recapitalization:

        Management contribution                 (5,323)                                                         5,323             0
        Notes contributed                     (345,900)                    264,900                             81,000             0
        Excess of owner's investment
            over recapitalization              (84,575)                     84,575                                                0
        Equity income in affiliate              (1,536)                                                         1,536             0
        Issuance of debt to Borden            (166,990)                                                                    (166,990)
        Amounts due to/from affiliates         (81,930)       41,934                                                        (39,996)
        Deferred taxes                         (36,697)                                                                     (36,697)


    Net income subsequent to October 1, 1996                                                        2,328                     2,328
                                              --------     ---------     ---------   ---------  ---------   ---------     ---------
    ENDING BALANCE - DECEMBER 31, 1996              $0            $0      $349,475     $25,056     $2,328     $87,859      $464,718
                                              ========     =========     =========   =========  =========   =========     =========




               See accompanying notes to the financial statements

BORDEN FOODS
NOTES TO THE FINANCIAL STATEMENTS
($ IN 000'S)

1.  BACKGROUND AND NATURE OF OPERATIONS

         In September 1994, Borden, Inc. ("Borden") entered into a merger agreement providing for the acquisition of all of Borden's outstanding common stock by affiliates of Kohlberg Kravis Roberts & Co. ("KKR"). The acquisition was completed on March 14, 1995. Borden, a public registrant as a result of public debt that was outstanding prior to the acquisition, elected not to apply push down accounting in its consolidated financial statements and as such, Borden's financial statements (including Borden Foods through October 1, 1996) are reported on Borden's historical cost basis. As discussed in the basis of presentation, the accompanying financial statements have been prepared on a purchase accounting basis from the date of KKR's acquisition of Borden.

         In 1996, Borden Foods Corporation ("BFC") was formed for the purposes of acquiring and operating certain of Borden's food businesses ("Borden Foods"). Borden Foods Holdings Corporation ("Holdings"), a wholly-owned subsidiary of Borden Foods Holdings, LLC (the "LLC"), owns approximately 98% of BFC; the remaining interest in BFC is owned directly by the LLC. Borden Foods Investment LP (the "Investment LP"), which is owned 30% by the LLC and 70% by BFC, was formed for the purposes of acquiring and holding certain trademarks associated with the operation of Borden Foods and holding a beneficial interest in a subsidiary of Borden which holds certain other Borden Foods trademarks.

         Effective October 1, 1996, Borden, in a taxable transaction, sold Borden Foods and certain trademarks to BFC and the Investment LP, respectively, for $550 million less assets transferred and liabilities assumed of $22,909. In connection with this sale, Borden Foods issued long-term notes to Borden of $166,990 (see Note 4). The purchase price was based on an independent valuation of Borden Foods. There was no change in the book basis of Borden Foods' assets and liabilities as of October 1, 1996 because the sale was between related parties and Borden's principal stockholder will continue to control Borden Foods. Borden will continue to exercise significant financial control over Borden Foods. Holdings has fully and unconditionally guaranteed obligations under Borden's Credit Facility and all of Borden's publicly held debt on a pari passu basis. In connection with this guarantee, Holdings will charge Borden an annual fee of $1,050.

         Borden Foods is a manufacturer and distributor of a variety of food products worldwide, including pasta, milk powder, processed cheese, sweetened condensed milk, concentrated lemon juice and bouillon. Borden Foods' operations include 34 production facilities, 15 of which are located in the United States. The remaining facilities are located primarily in Europe and Latin America. See Note 17 for further geographic segment information.

2.  BASIS OF PRESENTATION

         As a result of the financial guarantee and in accordance with Regulation S-X Rule 3-10, Borden is required to include in its filings with the Securities and Exchange Commission separate financial statements for Borden Foods as if it were a registrant. The accompanying financial statements for 1996 and 1995 (successor financial statements) were prepared on a purchase accounting basis which allocates approximately $750 million, plus cash retained, less debt assumed, of the December 1994 KKR purchase price to Borden Foods. The purchase price has been allocated to tangible and intangible assets and liabilities of Borden Foods based on independent appraisals and management estimates. The 1994 Statement of Operations and Statement of Cash Flows included herein (predecessor financial statements) are prepared on Borden Foods' historical cost basis. Collectively, the predecessor and successor financial statements are herein referred to as the statements of "Borden Foods".

         Prior to October 1, 1996, Borden Foods was managed as a division of Borden. Under this structure, Borden incurred various costs related to Borden Foods which included corporate and administrative expenses (see Note

          4). The allocation of these costs, as well as intercompany purchases and sales, cash infusions and withdrawals and other transactions, are reflected in the Owner's Investment account through September 30, 1996. In connection with the formation of Borden Foods and the October 1, 1996 sale, the net assets of Borden Foods have been recapitalized to reflect the resulting capital structure.

          The financial statements include the accounts of Borden Foods after elimination of material intercompany accounts and transactions. Minority interest reflects the consolidation of international operations in which Borden Foods owns more than a 50% interest but less than a 100% interest. The portion of BFC and Investment LP directly owned by LLC is recorded in Shareholder's Investment in Affiliate as of October 1, 1996.

          During 1996, the LLC sold equity interests to certain members of Borden Foods' management for $5,323, resulting in an ownership interest in LLC of approximately 2%.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the accompanying financial statements are the accruals for trade promotions, unfavorable litigation, general insurance, and corporate allocations. Actual results could differ from those estimates.

          REVENUE RECOGNITION - Net trade sales are generally recognized when products are shipped. Liabilities are established for estimated returns, allowances and consumer and trade discounts when revenues are recognized.

          ADVERTISING COSTS - Production costs of future media advertising are expensed on the first airdate or print release date of the advertising. All other advertising is expensed as incurred.

          CASH AND CASH EQUIVALENTS - All highly liquid investments purchased with an original maturity of three months or less are considered cash equivalents. Included in cash equivalents are time deposits of $13,002 and $20,556 at December 31, 1996 and 1995, respectively.

          INVENTORIES - Finished goods inventories are stated at the lower of cost or market with cost being determined using the average cost and first-in, first-out methods. Raw material inventories are stated at actual cost.

          PROPERTY AND EQUIPMENT - Property and equipment are stated at cost and where appropriate, include capitalized interest during construction. Depreciation is recorded on the straight-line basis over useful lives ranging from 3 to 10 years for machinery and equipment and 30 years for buildings and improvements. Major renewals and betterments are capitalized. Maintenance, repairs and minor renewals are expensed when incurred. When properties are retired or otherwise disposed of, related cost and accumulated depreciation are removed from the accounts and any related gain or loss is recorded in the statements of operations.

          INTANGIBLES - The excess of KKR's purchase price over the value of net tangible assets of Borden Foods is carried as intangibles in the balance sheet. Trademarks and patents are amortized on a straight-line basis over the shorter of their legal or useful lives; goodwill is amortized on a straight-line basis over 40 years. Accumulated amortization of intangibles was $19,448 and $9,724 at December 31, 1996 and 1995, respectively.

          IMPAIRMENT OF LONG-LIVED ASSETS - The carrying amount of plant and equipment and intangibles is evaluated periodically in relation to the future undiscounted cash flows of the underlying businesses. Adjustments are made to fair value if the sum of expected undiscounted cash flows is less than book value.

         GENERAL INSURANCE - Borden Foods is generally self-insured for losses and liabilities relating to workers' compensation, health and welfare claims, physical damage to property, business interruption and comprehensive general, product and vehicle liability. Losses are accrued for the estimated aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and Borden Foods' experience.

         INCOME TAXES - Income taxes are accounted for using the liability method in accordance with SFAS No. 109 "Accounting for Income Taxes". Subsequent to October 1, 1996, Borden Foods is not included in the domestic consolidated tax return for Borden and deferred income taxes are recorded to recognize the future effects of temporary differences which arise between financial statement assets and liabilities and their bases for income tax reporting purposes. Prior to October 1, 1996, the domestic operations of Borden Foods were included in Borden's consolidated tax return, and accordingly, income tax assets and liabilities are included in Owner's Investment in the accompanying financial statements. Taxes related to foreign operations have been provided for in accordance with SFAS No. 109.

         PENSION AND RETIREMENT SAVINGS PLANS - Most of the employees of Borden Foods are covered under the Borden domestic pension plan, one of the foreign plans sponsored by Borden Foods or one of the union-sponsored plans to which Borden Foods contributes. Substantially all domestic employees participate in Borden's retirement savings plans. Borden Foods' cost of providing the retirement savings plans represents its matching of eligible contributions made by participating employees and is recognized as a charge to income in the year the cost is incurred.

         NON-PENSION POSTEMPLOYMENT BENEFITS - Borden Foods provides certain health and life insurance benefits for eligible retirees and their dependents, the cost of which is accrued during the employees' working careers. Borden Foods provides certain other postemployment benefits to qualified former or inactive employees. The cost of such benefits provided to former or inactive employees after employment, but before retirement, are accrued when it is probable that a benefit will be provided.

         FOREIGN CURRENCY TRANSLATIONS - All assets and liabilities of foreign operations are translated into U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal year. The resulting translation adjustments are recorded in Shareholder's Equity/Owner's Investment.

         DERIVATIVE FINANCIAL INSTRUMENTS - Borden Foods enters into forward foreign exchange contracts to hedge transactions and firm commitments denominated in foreign currencies. Gains and losses on forward contracts which hedge foreign currency transactions are recognized in income and offset the foreign exchange gains and losses on the underlying transactions. Amounts recognized on forward contracts were losses of $622 and $1,597 and a gain of $506 for the years ended December 31, 1996, 1995 and 1994, respectively. Gains and losses on forward contracts which hedge firm commitments are deferred and included in the basis of the transactions underlying the commitments. Amounts deferred on forward contracts were a loss of $389 and a gain of $354 at December 31, 1996 and 1995, respectively.

         CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject Borden Foods to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. Borden Foods places its temporary cash investments with high quality institutions and, by policy, limits the amount of credit exposure to any one institution. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising Borden Foods' customer base and their dispersion across many different industries and geographies. Borden Foods generally does not require collateral or other security to support customer receivables.

         STOCK-BASED COMPENSATION - The Financial Accounting Standards Board has issued SFAS No. 123, "Accounting for Stock-Based Compensation", which Borden Foods adopted for disclosure only effective January 1, 1996. As permitted by SFAS No. 123, Borden Foods will continue to apply its current accounting policy of the intrinsic value method under Accounting Principles Board Opinion No. 25 and will include the additional disclosures required by SFAS No. 123.

          PER SHARE INFORMATION - Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period from October 1, 1996 to December 31, 1996 and assuming these shares were outstanding for the full periods of 1994 and 1995 as well as the nine-month period ended September 30, 1996.

4.  RELATED PARTIES

         Borden Foods is engaged in various transactions with Borden and its affiliates in the ordinary course of business. Prior to January 1, 1996, certain general and administrative costs, such as group and general insurance, retirement benefits, and corporate administrative departments, were allocated to Borden Foods. A description of the allocation methods for these costs follows.

          Pension and group insurance benefits were charged to Borden Foods based on allocations provided by Borden's actuary which were determined from actual employee census data. General insurance expenses, which include liability and property damage insurance, were allocated based on actual claims costs and a pro-rata share of Borden's catastrophic insurance coverage premiums. Corporate information services and corporate staff department services were allocated based on usage of resources such as personnel and data processing equipment. For purposes of these financial statements, certain other administrative expenses incurred by Borden in 1995 and 1994 have been allocated to Borden Foods based on a pro-rata share of Borden's total sales. Management believes the allocation methods described are reasonable. Amounts due to Borden resulting from these allocations, as well as the sales and purchases of products and materials to or from other Borden operations, are reflected in Owner's Investment through September 30, 1996.

          Subsequent to January 1, 1996, a subsidiary of Borden provides certain administrative services to Borden Foods at negotiated fees. These services include: processing of payroll and active and retiree group insurance claims, administration of workers compensation claims, and securing insurance coverage for catastrophic claims. Borden Foods reimburses the Borden subsidiary for payments for general disbursements, and general and group insurance and post employment benefit claims. The amount owed by Borden Foods for reimbursement of payments and for services was $11,678 as of December 31, 1996.

          Borden Foods is generally self-insured for general insurance claims and postemployment benefits other than pensions. The liabilities for these obligations are included in Borden Foods' financial statements. By agreement, Borden has retained the obligation for active group insurance claims incurred in 1996 and paid in 1997.

         Employee pension benefits are provided under the Borden domestic pension plans to which Borden Foods contributes. The U.S. employees participate in the Borden retirement savings plan. Borden also provides certain health and life insurance benefits for eligible employees. Borden Foods has recognized expenses associated with these benefits, certain of which are determined and allocated by Borden's actuary. Borden Foods has assumed an actuarially-determined portion of Borden's U.S. net pension liability, however this amount is considered to be an amount due to affiliate since Borden retains the legal obligation for these benefits (see Note 9).

          The following table summarizes the allocation of costs to Borden Foods in 1995 and 1994 and the charges for these costs in 1996:

                                                             Year ended December 31,
                                                 1996               1995              1994
                                             -------------      -------------     -------------
             Employee benefits                     $4,931             $3,776            $5,507
             Group and general insurance           12,947             16,799            18,090
             Corporate staff departments
             and overhead                          16,728             15,065            11,850
                                             -------------      -------------     -------------
                                                  $34,606            $35,640           $35,447
                                             =============      =============     =============

         Owner's Investment, on a historical cost basis, was $1,067,925 as of December 31, 1993. The following table reconciles this amount to the January 1, 1995 Owner's Investment balance as recorded on the Statement of Changes in Shareholder's Equity/Owner's Investment included in the accompanying financial statements:

                 Balance as of December 31, 1993       $1,067,925
                 Net Income for 1994                       22,812
                 Change in accumulated translation         (4,799)
                 Loans made to Borden affiliates          (43,499)
                 Other intercompany changes               (80,096)
                 Affiliated dividends                     (13,012)
                                                   --------------
                 Balance as of December 31, 1994          949,331
                 Purchase accounting adjustments          (61,930)
                                                   ==============
                 Balance as of January 1, 1995           $887,401
                                                   ==============


         Adjustments for purchase accounting consist of a $43,029 decrease in property and equipment, a $6,333 decrease in long-term assets and a $12,568 decrease in intangible assets.

         Prior to January 1, 1996, receipts, disbursements and the net cash position of Borden Foods were managed by Borden. Accordingly, both cash generated and required by Borden Foods' domestic operations are recorded in Owner's Investment for such periods. There was no interest expense allocated to Borden Foods with respect to such domestic "lendings" or "borrowings". An allocation of interest was not practical given the longevity of the Borden Foods operations and because Borden had not historically identified a capital structure comprised of separate elements of debt and equity applicable to Borden Foods as a separate entity. Net domestic lendings or borrowings are reflected in Owner's Investment through September 30, 1996.

         Subsequent to January 1, 1996, Borden Foods manages its own receipts, disbursements and net cash position. Cash balances in international businesses which are not repatriated to the U.S. can be loaned to other Borden affiliates at a variable rate (currently LIBOR plus 0.75%) for generally a 30-day period. Net lendings or borrowings by international businesses subsequent to October 1, 1996 are included in amounts due from or to affiliates. Net loans due to international affiliates were $22,687 at December 31, 1996.

         During 1996, Borden Foods entered into a loan agreement (the "Loan Agreement") to borrow funds from Borden under a revolving loan facility and term loans. The revolving loan facility, which terminates on December 31, 1997, provides for borrowings up to $250 million at a variable interest rate equal to prime. A commitment fee based on a variable rate tied to the public debt rating of Borden is charged on the unused portion of the revolving loan facility. The outstanding balance under the revolving loan facility was $24,360 at December 31, 1996. Commitment fees charged on the unused portion of the revolving facility were $816 for 1996.

         The loan agreement contains certain restrictions on the activities of Borden Foods, including restrictions on liens, the incurrence of indebtedness, mergers and consolidations, sales of assets, investments, payments of dividends, changes in nature of business, prepayments of certain indebtedness, transactions with affiliates, capital expenditures, changes in control of Borden Foods and the use of proceeds from asset sales.

         As an affiliated guarantor, Borden Foods' aggregate liability shall not exceed the greater of its outstanding affiliated borrowings or 95% of its adjusted net assets while Borden or any other obligated parties have obligations outstanding. Borden's outstanding credit facility and public borrowings amounted to approximately $910,000 at December
         31, 1996.

         In connection with the October 1, 1996 transaction, Borden Foods issued $166,990 in long-term notes to Borden at a fixed 12% interest rate due on November 30, 1999. Interest expense on the long-term notes was $19,621 for 1996. By agreement with Borden, interest charges and commitment fees under the Loan Agreement were calculated as if the borrowings under the Loan Agreement were outstanding as of January 1, 1996. Amounts payable for such charges were $20,849 as of December 31, 1996.

         Effective January 1, 1997, the interest rate on the long-term notes to Borden was changed to 10.25%. Effective February 3, 1997, the interest rate on the revolving loan facility also was changed: borrowings with three days notice and which are outstanding at least 30 days will bear interest at LIBOR plus 0.25%; same day borrowings will bear interest at prime plus 0.50%.

         Borden Foods performs certain administrative services on behalf of other Borden affiliates. These services include sales administration, promotion, purchasing and research and development. Holdings charged these affiliates $7,438 for such services in 1996, of which $1,261 is receivable at December 31, 1996. Borden Foods also sells certain merchandise to Borden affiliates, for which $12,984 is receivable at December 31, 1996.

         Gross interest income of $8,878 is recorded in the 1996 statement of operations relating to notes due from a KKR affiliate which were contributed to Holdings on July 2, 1996 and which were contributed to Borden in connection with the purchase of Borden Foods on October 1, 1996.

         Borden Foods generated net losses in the first nine months of 1996. By agreement, Borden will reimburse Borden Foods for the tax effect of these losses as Borden Foods incurs tax liability on future net income. The amount due from Borden under this arrangement of $10,727 is included in amounts due from affiliates.

         Borden continues to provide executive, financial and strategic management to Borden Foods for which it charges an annual fee of $1,000.

5.  ASSET WRITE-DOWNS AND BUSINESS REALIGNMENT

         In 1994, Borden Foods recorded a charge of $31,957 primarily relating to the write-down of certain intangibles associated with a prior acquisition in the processed cheese business and closure of a pasta plant.

         In December 1996, management approved the closure of certain domestic pasta plants in 1997 in order to reduce its SKU complexity and manufacturing capacity. Accordingly, $27,817 has been provided to write down the facilities to their net realizable value. Management anticipates certain additional costs to be incurred in 1997 related to these plant closures.

         In March 1997, Borden Foods announced its intention to sell certain businesses from its current portfolio which are considered not to be aligned with its great tasting, wholesome, grain-based meal solution strategy. Among the businesses to be sold are its milk powder, processed cheese, sweetened condensed milk and reconstituted lemon juice businesses. The method of disposition, timing and estimated proceeds are currently being evaluated. Management expects the proceeds from such dispositions to exceed their current carrying cost.

6.   DEBT AND COMMITMENTS

         Debt outstanding at December 31, 1996 and 1995 is as follows:

                                                             1996                             1995
                                                  --------------------------      ---------------------------
                                                                     Due                              Due
                                                  Long-term        within          Long-term        within
                                                                  one year                         one year
                                                  -----------    ------------     ------------    -----------
           Borrowings under loan agreement with
           Borden (see Note 4)                      $166,990         $24,360            -              -

           Loans due to affiliates (see Note 4)        -              32,036            -              -

           Foreign bank loans                          3,773          15,707            7,837         23,525

           Industrial Revenue Bonds                    2,928           -                2,793          -
                                                 -----------    ------------     ------------    -----------

             Total debt                             $173,691         $72,103          $10,630        $23,525
                                                 ===========    ============     ============    ===========

         The foreign bank loans bear interest at rates ranging from 3% to 15.25%. Fixed assets with a net book value of $4,422 at December 31, 1996 have been pledged as collateral on these loans. The Industrial Revenue Bonds do not bear interest.

         The foreign bank loans and industrial revenue bonds mature as follows:

                                      1997                      $15,707
                                      1998                        1,420
                                      1999                        1,446
                                      2000                          659
                                      2001                          426
                                      2002 and beyond             2,750
                                                           =============
                                                                $22,408
                                                           =============


7.  LEASES

         Borden Foods currently leases warehouse space, production facilities and vehicles under long-term or month-to-month arrangements. Aggregate maturities of minimum annual rentals under operating leases at December 31, 1996 are as follows:

                                      1997                       $5,061
                                      1998                        3,367
                                      1999                        2,310
                                      2000                        1,929
                                      2001                        1,093

8.  INCOME TAXES

         Effective October 1, 1996, Borden Foods is recognized as a separate legal entity for U.S. Federal income tax purposes. Prior to such time, Borden Foods was included by Borden in determining U.S. taxable income and all U.S. tax payments were made by Borden. Provisions for income taxes and deferred tax assets and liabilities were determined as though Borden Foods filed separate U.S. Federal and state corporate income tax returns. Domestic income tax assets and liabilities determined on a separate return basis are included in Owner's Investment prior to October 1, 1996.

         As stated in Note 2, the accompanying financial statements reflect the assets of Borden Foods on a purchase accounting basis from December 31, 1994. The tax basis of Borden Foods' net assets was not affected by the December 1994 KKR acquisition. Deferred tax assets and liabilities at September 30, 1996 reflect the differences between the purchase accounting book basis and the historical tax basis of Borden Foods' net assets.

         As a result of the October 1 purchase, the tax basis of Borden Foods' net assets was increased to reflect the purchase price of $550 million less assets transferred and liabilities assumed. The book basis of Borden Foods' net assets did not change as a result of the October 1, 1996 transaction, as the sale was between related parties and Borden's principal stockholder continued to control Borden Foods. Deferred tax assets and liabilities were adjusted at October 1, 1996 to reflect the change in the tax basis. The net adjustment of $23,126 was included in Owner's Investment in accordance with Emerging Issues Task Force
         (EITF) 94-10.

         The income tax provision (benefit) for the periods ended December 31, 1996, 1995 and 1994 consists of the following:

                                                              Successor                Predecessor
                                                    ------------------------------     -------------
                                                        1996             1995              1994
                                                    -------------    -------------     -------------
           Current
               Federal                                    14,020
               State and local                             2,543
               Foreign                                     6,942            3,786               211
                                                    -------------    -------------     -------------
                                                          23,505            3,786               211
           Deferred
               Federal                                   (15,156)
               State and local                            (2,840)
               Foreign                                       524           (1,265)            3,539
                                                    -------------    -------------     -------------
                                                         (17,472)          (1,265)            3,539

                                                    -------------    -------------     -------------
           Total non affiliated provision                  6,033            2,521             3,750

           Domestic provision (benefit)
           included in Owner's Investment                (22,380)         (18,770)           19,864
                                                    -------------    -------------     -------------
           Total                                       $ (16,347)        $(16,249)          $23,614
                                                    =============    =============     =============

         The domestic and foreign components of income before income taxes are as follows:

                                                            Successor                 Predecessor
                                                  -------------------------------    --------------
                                                      1996              1995             1994
                                                  -------------     -------------    --------------
                   Domestic                          $(64,051)         $(49,950)           $32,942
                   Foreign                             32,471            25,443             13,484
                                                  -------------     -------------     -------------
                   Total                             $(31,580)         $(24,507)           $46,426
                                                  =============     =============    ==============

         The following table reconciles the maximum statutory U.S. Federal income tax rate multiplied by income before taxes to the recorded income tax expense:

                                                                     Successor                Predecessor
                                                             ---------------------------    --------------
                                                                1996           1995               1994
                                                             -----------    ------------    --------------
           U.S. federal income tax at statutory rate          $(11,053)        $(8,577)           $16,249
           State income tax expense, net of federal benefit     (2,488)         (1,925)             1,568
           Goodwill amortization & other nondeductibles            649             637              6,767
           Foreign rate differentials                           (3,899)         (6,384)              (970)
           Other                                                   444
                                                             ---------      ----------      -------------
           Income tax (benefit)                               $(16,347)       $(16,249)           $23,614
                                                             =========      ==========      =============


         The net current and noncurrent components of deferred income taxes recognized in the balance sheet at December 31, 1996 are as follows:

                                   Net current asset                  $17,559
                                   Net noncurrent liability           (41,527)
                                                                  -----------
                                   Net liability                     $(23,968)
                                                                  ===========

         Temporary differences are associated with the financial statement's assets and liabilities shown in the table below. Deferred income tax assets and liabilities have been recorded in the following amounts as follows:

                                                                                 1996
                                                                             -------------
                            ASSETS:
                               Non pension post employment obligation              $4,838
                               Litigation                                           5,655
                               Coupon accrual                                       4,736
                               General insurance                                    5,320
                               Incentive compensation                               2,185
                               Loss and credit carryforwards                        6,613
                               Other                                                4,015
                                                                                ---------
                               Gross deferred tax assets                           33,362
                               Valuation allowance                                 (6,613)
                                                                                ---------
                                                                                   26,749

                            LIABILITIES:
                               Property and equipment                              42,849
                               Trademarks                                           2,142
                               Slotting allowances                                  1,580
                               Unremitted earnings of foreign subsidiaries            444
                               Other                                                3,702
                                                                                ---------
                                                                                   50,717
                                                                                =========
                            NET LIABILITY                                       $ (23,968)
                                                                                =========

         Borden Foods has recorded a $6,613 valuation allowance for the foreign net operating losses due to uncertainty as to whether the deferred tax asset is realizable. The operating losses begin expiring in 1997.

9.  PENSION AND RETIREMENT SAVINGS PLANS

         Most employees of Borden Foods participate in foreign and domestic pension plans. For most salaried employees, benefits under these plans generally are based on compensation and credited service. For most hourly employees, benefits under these plans are based on specified amounts per year of credited service.

         Borden retains the obligation for the retirement benefits of Borden Foods employees covered under Borden's domestic pension plan. An actuarially determined pension liability which approximates the portion of the total plan which relates to Borden Foods of $2,732 is included in other non current liabilities at December 31, 1996.

         Following are the components of the net pension expense recognized by Borden for the domestic pension plan. Amounts provided for 1994 represent expense on a historical cost basis, while amounts for 1995 and 1996 represent expense calculated on a purchase accounting basis (amounts in millions).

                                                                1996           1995            1994
                                                            -----------    ------------    -----------
           Service cost - benefits earned during the year       $7.2            $6.4           $10.3
           Interest cost on projected benefit obligation        27.4            31.2            30.8
           Return on plan assets                               (26.9)          (87.1)            9.2
           Net amortization or deferral                         (5.5)           51.4           (48.8)
                                                             -------        --------         -------
                                                                $2.2            $1.9            $1.5
                                                             =======        ========         =======

         Amounts charged to Borden Foods for participation in this plan were $1,764, $838 and $3,103 for the years ended December 31, 1996, 1995 and 1994, respectively.

         The weighted average rates used to determine net periodic pension expense for Borden's domestic pension plan were as follows:

                                                                1996           1995           1994
                                                             -----------    -----------    -----------
           Discount rate                                         6.8%            8.8%           7.5%
           Rate of increase in future compensation levels        4.3%            5.3%           4.5%
           Expected long-term rate of return on plan assets      7.8%            9.8%           9.0%

         Borden's funding of its pension plans equals or exceeds the minimum funding requirements imposed by federal and foreign laws and regulations. Plan assets consist primarily of equity securities and corporate obligations. The funded status of Borden's domestic pension plan on a purchase accounting basis was as follows (in millions):

                                                                            Accumulated Benefits
                                                                              Exceed Plan Assets
                                                                         1996           1995
                                                                      -----------    ------------

                 Plan assets at fair value                                $393.6          $400.4
                 Actuarial present value of:
                     Vested benefit obligation                            (383.1)         (403.3)
                     Accumulated benefit obligation                       (400.4)         (420.4)
                     Projected benefit obligation                         (400.4)         (421.8)
                                                                       ---------       ---------
                 Plan assets less than projected benefit obligation         (6.8)          (21.4)

                 Unrecognized prior service cost                             2.9             3.2
                 Unrecognized loss (benefit)                                 2.2            (0.8)
                 Minimum liability adjustment                               (5.1)           (1.0)
                                                                       ---------       ---------
                 Net pension liability                                     $(6.8)         $(20.0)
                                                                       =========       =========

         The weighted average discount rates and rates of increase in future compensation levels used in determining the projected benefit obligation for the domestic pension plan were 7.5% and 4.5%, respectively, as of December 31, 1996 and 6.8% and 4.3%, respectively, as of December 31, 1995.

         Certain employees of Borden Foods participate in a Canadian pension plan. Following are the components of the net pension expense for the Borden Foods' Canadian pension plan. Amounts provided for 1996 and 1995 represent expense on a purchase accounting basis. Amounts provided for 1994 represent expense on a historical cost basis (in millions).

                                                                     Year Ended December 31,
                                                                1996           1995            1994
                                                             -----------    ------------    -----------
           Service cost - benefits earned during the year       $0.2            $0.2            $0.2
           Interest cost on projected benefit obligation         1.2             1.2             1.1
           Return on plan assets                                (3.2)           (3.0)            0.8
           Net amortization or deferral                          1.4             1.1            (2.8)
                                                             -------        --------         -------
                                                               $(0.4)          $(0.5)          $(0.7)
                                                             =======        ========         =======


         The weighted average rates used to determine net periodic pension expense for the Canadian pension plan were as follows:

                                                                 1996           1995            1994
                                                             -----------    ------------    -----------
           Discount rate                                           8.3%           10.0%           8.0%
           Rate of increase in future compensation levels          5.3%            7.0%           5.0%
           Expected long-term rate of return on plan assets        9.3%           11.0%           9.0%


         The funded status of the Canadian pension plan on a purchase accounting basis was as follows (in millions):

                                                                           Plan Assets Exceed
                                                                          Accumulated Benefits
                                                                           1996           1995
                                                                      -----------    ------------
                 Plan assets at fair value                                 $21.1           $19.1
                 Actuarial present value of:
                     Vested benefit obligation                             (15.5)          (14.6)
                     Accumulated benefit obligation                        (15.8)          (14.9)
                     Projected benefit obligation                          (16.0)          (15.0)
                                                                      ----------      ----------
                 Plan assets greater than projected benefit obligation       5.1             4.1

                 Unrecognized loss (benefit)                                (0.4)            0.5
                                                                      ----------      ----------
                 Net pension asset                                          $4.7            $4.6
                                                                      ==========      ==========


         The weighted average discount rates and rates of increase in future compensation levels used in determining the projected benefit obligation for the Canadian pension plan were 7.75% and 4.75%, respectively, as of December 31, 1996 and 8.25% and 5.25%, respectively, for December 31, 1995.

         Certain employees of Borden Foods participate in international pension plans established in Colombia, South Africa, Panama and Ireland. Following are the components of the net pension expense for Borden Foods' international pension plans. Amounts provided for 1996 and 1995 represent expense on a purchase accounting basis. Amounts provided for 1994 represent expense on a historical cost basis (in millions).

                                                                      Year Ended December 31,
                                                                1996           1995            1994
                                                            -----------    ------------    -----------

           Service cost - benefits earned during the year          $0.3            $0.3           $0.3
           Interest cost on projected benefit obligation            0.4             0.4            0.4
           Return on plan assets                                   (0.6)           (0.6)          (0.5)
                                                             ----------     -----------     ----------
                                                                   $0.1            $0.1           $0.2
                                                             ==========     ===========     ==========

         The weighted average rates used to determine net periodic pension expense for the international pension plans were as follows:

                                                                  1996           1995            1994
                                                                  ----           ----            ----

           Discount rate                                          10.4%           10.3%           8.7%
           Rate of increase in future compensation levels          7.0%            6.7%           3.6%
           Expected long-term rate of return on plan assets       12.4%           13.1%          11.0%

         The funded status of the international pension plans on a purchase accounting basis was as follows (in millions):

                                                         1996                                    1995
                                           ---------------------------------      ---------------------------------
                                            Plan Assets         Accumulated         Plan Assets        Accumulated
                                               Exceed            Benefits            Exceed              Benefits
                                            Accumulated         Exceed Plan        Accumulated         Exceed Plan
                                              Benefits            Assets             Benefits            Assets
                                           ---------------    ---------------     --------------     --------------
 Plan assets at fair value                           $5.5               $0.3               $4.9               $0.5
 Actuarial present value of:
   Vested benefit obligation                          3.9                0.7                2.8                0.9
   Accumulated benefit obligation                     4.5                0.8                3.2                1.1
   Projected benefit obligation                       5.2                1.2                4.2                1.6
                                           --------------     --------------      -------------      -------------
Plan assets (less) greater than
  projected benefit obligaton                         0.3               (0.9)               0.7               (1.1)

Unrecognized (gain) loss                              1.1               (0.1)               0.8                0.2
                                           --------------     --------------      -------------      -------------
Net pension asset (liability)                        $1.4              $(1.0)              $1.5              $(0.9)
                                           ==============     ==============      =============      =============


         The weighted average discount rates and rates of increase in future compensation levels used in determining the projected benefit obligation for the international pension plans were 8.1% and 5.3%, respectively, as of December 31, 1996 and 8.9% and 6.0%, respectively, for December 31, 1995.

         Most employees not covered by one of the above plans are covered by collectively bargained agreements which are generally effective for five years. Under federal pension law, there would be continuing liability to these pension trusts if Borden ceased all or most participation in such trust, and under certain other specified conditions. Charges to Borden Foods for payments to pension trusts on behalf of employees not covered by Borden plans were not considered significant.

         Amounts charged to Borden Foods for matching contributions under the Borden sponsored retirement savings plans were $2,319, $1,827 and $2,404 for the years ended December 31, 1996, 1995, and 1994, respectively.

         Eligible salaried and hourly non-bargaining employees may contribute up to 5% of their pay (7% for certain longer service salaried employees), which has been matched 50% by Borden since the first quarter of 1994.

10.  NON-PENSION POST EMPLOYMENT BENEFITS

         Borden Foods provides certain health and life insurance benefits for eligible domestic retirees and their dependents. The cost of these benefits is accrued as a form of deferred compensation earned during the period that employees render service.

         Participants who are not eligible for Medicare are provided with the same medical benefits as active employees, while those who are eligible for Medicare are provided with supplemental benefits. The postretirement medical benefits are contributory for retirements after 1983; the postretirement life insurance benefit is noncontributory.

         Prior to January 1, 1996, amounts attributable to postretirement benefits were commingled in one Borden-sponsored plan. Allocation of liabilities for such benefits was made to Borden Foods based upon the actuarially determined obligation relating to the Borden Foods' domestic employees. The amount recorded on the balance sheet for such liabilities was $11,500 at December 31, 1995. Effective January
         1, 1996, the components of postretirement benefit expense and unfunded postretirement obligation were accounted for separately for Borden Foods.

         The following represents the status of the total Borden unfunded postretirement benefit obligation (including Borden Foods) as of December 31, 1995, on a purchase accounting basis. The information provided as of December 31, 1996 represents the status of Borden Foods segregated plan on a purchase accounting basis. Amounts in millions:

                                                                        Borden           Borden,
                                                                        Foods             Inc.
                                                                         1996             1995
                                                                      -----------      ----------
                 Actuarial present value of accumulated
                     postretirement benefit obligation:
                         Retirees                                        $(10.4)        $(147.7)
                         Fully eligible active plan participants           (0.2)           (3.6)
                         Other active plan participants                    (0.7)          (27.3)
                                                                        --------       --------
                                                                          (11.3)         (178.6)

                 Unrecognized prior service cost                             0.0           (3.4)
                 Unrecognized net loss                                       0.1           22.2
                                                                        --------       --------
                 Accrued postretirement liability                         $(11.2)       $(159.8)
                                                                        ========       ========

         A portion of Borden's expense for postemployment and postretirement benefits was allocated annually to Borden Foods in 1995 and 1994 (See
         Note 4). The following are the components of annual expense for postretirement benefits. Information provided for 1994 represents annual expense for the total Borden plan on a historical cost basis, while information provided for 1995 represents annual expense for the total Borden plan on a purchase accounting basis. Information provided for 1996 represents the segregated Borden Foods' plan on a purchase accounting basis. Amounts in millions:

                                                             Year Ended December 31,
                                                    Borden         Borden,         Borden,
                                                     Foods           Inc.           Inc.
                                                     1996            1995           1994
                                                  -----------    -----------     ----------
               Service cost                              $0.1           $1.1            $3.4
               Interest cost                              0.7           13.3            17.9
               Net amortization and deferral              0.0            0.0            (9.6)
                                                  -----------     ----------      ----------
                                                         $0.8          $14.4           $11.7
                                                  ===========     ==========      ==========

         The discount rate used in determining the accumulated postretirement benefit obligation was 7.5% and 6.75% for December 31, 1996 and 1995, respectively.

         The assumed health care cost trend rate used in measuring Borden Foods' accumulated postretirement benefit obligation at December 31, 1996 was 9.5% for 1997, gradually declining to 5.5% in 2004 and thereafter. The comparable assumptions for the prior year were 9.5% and 4.8%. A one percentage point increase in the health care cost trend rate would increase Borden Foods' accumulated postretirement benefit obligation as of December 31, 1996 by $1.1 and the sum of the service and interest costs in 1996 by $0.1.

         Borden Foods provides certain postemployment benefits, primarily medical and life insurance benefits for long-term disabled employees, to qualified former or inactive employees. The cost of benefits provided to former or inactive employees after employment, but before retirement, is accrued when it is probable that a benefit will be provided. The amounts of such charges are not considered significant.

11.  DERIVATIVE FINANCIAL INSTRUMENTS

         Borden Foods enters into foreign exchange contracts to hedge transactions denominated in foreign currencies. The purpose of these foreign currency hedging activities is to protect against the risk that the eventual cash flows that result from operating in foreign countries will be adversely affected by changes in exchange rates. Foreign exchange contracts are also entered into for funding purposes to fully hedge loans between Borden Foods' international subsidiaries and other Borden Affiliates.

         The notional amounts of foreign exchange contracts were $153,295 and $42,051 at December 31, 1996 and 1995, respectively. All of the contracts mature in less than one year.

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following table presents the carrying or notional amount and fair value of Borden Foods' financial instruments at December 31, 1996 and 1995. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The carrying amounts of cash and cash equivalents, accounts receivable and payable, accrued liabilities and debt are considered reasonable estimates of their fair values.

                                                             1996                          1995
                                                   -----------------------       -----------------------
                                                   Notional          Fair         Notional          Fair
                                                    Amount          Value          Amount          Value
                                                   --------        ------         --------         -----
           DERIVATIVES RELATING TO:
             Foreign currency contracts - gains     $105,322         $2,505         $19,070         $287
             Foreign currency contracts - losses      47,973           (393)         22,981         (252)
                                                  ----------      ---------       ---------       ------
                                                    $153,295         $2,112         $42,051          $35
                                                  ==========      =========       =========       ======

13.  UNITS AND UNIT APPRECIATION RIGHTS

         During 1996, a Unit Incentive Plan was formed which provides for the granting of options, UARs, units and other unit-based grants to key employees of Borden Foods and associated persons at the discretion of the Board of Directors of Borden Foods.

         During 1996, the LLC sold 1,080,000 Class A units to certain management employees of Borden Foods under this Incentive Plan. The units are generally restricted as to transfer and allow for the LLC, at its discretion, to repurchase the units, upon certain conditions including termination of the unitholder's employment, prior to full vesting after five years.

         Under the Incentive Plan, BFC issued Unit Appreciation Rights (UARs) to the unitholders. The UAR entitles the holder to receive an amount in cash equal to the excess of the market price (as defined in the UAR agreement) of the Class A unit over the exercise price of the UAR. The UARs vest ratably over five years and expire upon certain events, including termination of the unitholder's employment, but in no case to exceed ten years. Four UARs were issued for each unit purchased: one UAR with an exercise price of $10 per unit and three UARs with an exercise price of $20 per unit. At December 31, 1996, there were 1,080,000 UARs outstanding with an exercise price of $10 and 3,240,000 UARs outstanding with an exercise price of $20. For 1996, there was no compensation expense recorded in relation to the issuance of UARs since the exercise price exceeds the underlying value of the UARs.

14.  LITIGATION

         In July 1995, a Fresno, California jury returned a verdict against Borden Foods for wrongful termination of a tomato packing agreement, for which $14.5 million has been provided. In granting the award for lost profits to Helm Tomatoes, Inc., the jury found that while the business had a legal right to terminate the agreement, it was estopped from doing this by an oral representation made by a former employee. Borden Foods is contesting the verdict.

15.  RISKS AND UNCERTAINTIES

         Borden Foods has unconditional purchase obligations for raw materials and packaging of $30,724 and $95,679 at December 31, 1996 and 1995, respectively.

         Raw materials, such as semolina, tomatoes, milk and cheese, account for a high percentage of Borden Foods' total production costs. The Company purchases a major portion of these materials under market sensitive supply contracts, and therefore Borden Foods' operating results are subject to short term fluctuations in these raw material market prices. Because of the highly competitive and price sensitive nature of the markets in which Borden Foods operates, Borden Foods' ability to pass these raw material price increases through to the customer is limited and often depends upon Borden Foods' competitors raising their prices as well.

16.  SUPPLEMENTAL FINANCIAL DATA

                                                     Successor                Predecessor
                                           -------------------------------    -------------
                                                 1996              1995             1994
                                                 ----              ----             ----

      Research and development                  $21,867           $16,530          $11,126
      Rent expense                                5,472             5,360            3,099
      Depreciation and amortization              46,075            44,780           46,130
      Advertising                                56,411            40,786           42,036



17.  GEOGRAPHIC SEGMENT INFORMATION

                                                     Successor                 Predecessor
                                           -------------------------------    -------------

                                                 1996              1995             1994
                                                 ----              ----             ----
        NET TRADE SALES:
          United States                      $1,204,437        $1,143,565       $1,154,465
          Canada                                170,666           167,404          169,805
          Europe                                 81,679            91,788           96,618
          Asia                                  125,158           125,364          125,778
          Africa                                 85,939            67,216           70,931
          Latin America                         281,962           243,552          204,619
                                           ------------      ------------     ------------
                                             $1,949,841        $1,838,889       $1,822,216
                                           ============      ============     ============

        OPERATING INCOME (LOSS):
          United States                        $(49,197)         $(55,100)         $14,180
          Canada                                  5,747             2,699           (9,683)
          Europe                                 10,779             3,601           (1,073)
          Asia                                   (8,141)            9,265           20,822
          Africa                                  3,336             1,301            6,833
          Latin America                          17,699             5,085           12,893
                                           ------------      ------------     ------------
                                               $(19,777)         $(33,149)         $43,972
                                           ============      ============     ============

        IDENTIFIABLE ASSETS:
          United States                        $659,495          $659,842
          Canada                                 75,795            64,798
          Europe                                138,280           181,591
          Asia                                   59,295            25,171
          Africa                                 25,346            24,699
          Latin America                         188,232           175,589
                                           ------------      ------------
                                             $1,146,443        $1,131,690
                                           ============      ============


         Asian net trade sales included in the geographic segment information above represent export shipments from Europe. Other sales/transfers between geographic segments are not included.

[WISE HOLDINGS, INC. AND SUBSIDIARIES LOGO]

                   WISE HOLDINGS, INC. AND SUBSIDIARIES

                   CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF DECEMBER 31, 1996 AND 1995
                   AND FOR EACH OF THE THREE YEARS
                   IN THE PERIOD ENDED DECEMBER 31, 1996

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
     and Shareholder of Wise Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Wise Holdings, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, owner's investment and shareholder's equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wise Holdings, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Columbus, Ohio
February 26, 1997

WISE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                   (PREDECESSOR BASIS)
(DOLLARS IN THOUSANDS)                          1996         1995         1994
---------------------------------------------------------------------------------
Net sales                                     $ 278,054    $ 282,797    $ 285,423
Cost of goods sold                              161,124      161,288      156,811
                                              ---------    ---------    ---------
Gross margin                                    116,930      121,509      128,612

Distribution expense                             25,864       30,514       32,543
Marketing expense                                78,150       79,515       77,463
General & administrative expense                 15,462       13,014       12,003
                                              ---------    ---------    ---------
Operating income (loss)                          (2,546)      (1,534)       6,603

Interest expense, net                             1,218
Other (income) expense                              307          (57)         234
                                              ---------    ---------    ---------
Income (loss) before income taxes                (4,071)      (1,477)       6,369

Income tax expense (benefit)                       (490)        (349)       2,580
                                              ---------    ---------    ---------
Net income (loss)                             $  (3,581)   $  (1,128)   $   3,789
                                              =========    =========    =========

Per Share Information
---------------------
Net income (loss) per common share            $  (35.81)   $  (11.28)   $   37.89
Average number of common shares outstanding
    during the period                               100          100          100

---------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements

WISE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1996 AND 1995

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)        1996      1995
-----------------------------------------------------------------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                           $ 3,027   $   601
   Accounts receivable (less allowance of $1,345        23,771    22,042
   and $998)

   Affiliated receivables                                1,251
   Inventories:
      Finished goods                                     3,744     4,003
      Raw materials                                      5,339     6,606
  Prepaids and other current assets                      4,196     5,371
                                                       -------   -------
                                                        41,328    38,623
                                                       -------   -------
PROPERTY AND EQUIPMENT
   Land                                                  1,331     1,297
   Buildings and improvements                            4,583     3,993
   Machinery and equipment                              35,178    30,835
                                                       -------   -------
                                                        41,092    36,125
   Less: Accumulated depreciation                       11,524     5,767
                                                       -------   -------
                                                        29,568    30,358
                                                       -------   -------
INTANGIBLES AND OTHER ASSETS
   Trademarks, (net of accumulated amortization         17,865    18,335
     of $940 and $470)
   Other assets                                          1,918     2,159
                                                       -------   -------
                                                        19,783    20,494
                                                       -------   -------
TOTAL ASSETS                                           $90,679   $89,475
                                                       =======   =======
-----------------------------------------------------------------------
See Notes to Consolidated Financial Statements

WISE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1996 AND 1995

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)  1996      1995
----------------------------------------------------------------
LIABILITIES, OWNER'S INVESTMENT AND
SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts and drafts payable                    $15,924   $13,942
   Affiliated payables                              2,163
   Accrued liabilities                             14,640    15,024
                                                  -------   -------
                                                   32,727    28,966
OTHER LIABILITIES
   Affiliated long-term debt                       10,145
   Post-employment benefits other than pensions     9,928    10,053
   Other long-term liabilities                      1,247     1,139
   Minority interest                                  683
                                                  -------   -------
                                                   22,003    11,192
                                                  -------   -------
   Commitments and contingencies

OWNER'S INVESTMENT AND SHAREHOLDER'S EQUITY
   Common stock - $0.01 par value,
      100 shares authorized, issued and
      outstanding                                    --
   Paid in capital                                 34,200
   Owner's investment                                        49,317
   Retained earnings (from July 2, 1996)            1,749
                                                  -------   -------
                                                   35,949    49,317
                                                  -------   -------
TOTAL LIABILITIES, OWNER'S
INVESTMENT AND SHAREHOLDER'S
EQUITY
                                                  $90,679   $89,475
                                                  =======   =======
----------------------------------------------------------------
See Notes to Consolidated Financial Statements

WISE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                            (PREDECESSOR
                                                                              BASIS)
(DOLLARS IN THOUSANDS)                                   1996       1995      1994
---------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
   Net income (loss)                                    $(3,581)   $(1,128)   $ 3,789
   Adjustments to reconcile net income (loss) to net
       cash from operating activities:
      Minority interest share in income                      28
      Depreciation                                        5,755      5,829      5,788
      Amortization                                          470        470        797
      Other noncash                                         755       (568)       436
     Net change in assets and liabilities:
         Accounts receivable                             (2,076)     1,129       (640)
         Affiliated receivables                          (1,251)
         Inventories                                      1,526        123       (410)
         Prepaids and other current assets                1,175       (867)       464
         Other assets                                       241       (194)     1,068
         Accounts and drafts payable                      1,982      1,697     (4,592)
         Affiliated payables                              2,163
         Accrued liabilities                               (384)     1,932      1,161
         Post-employment benefits other than pensions      (125)     1,078       (485)
         Other long-term liabilities                        108     (1,187)    (1,679)
                                                        -------    -------    -------
                                                          6,786      8,314      5,697
                                                        -------    -------    -------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
   Capital expenditures                                  (5,847)    (2,956)      (846)
   Proceeds on sales of equipment                           474        606        105
   Acquisition of business                                 (655)
                                                        -------    -------    -------
                                                         (6,028)    (2,350)      (741)
                                                        -------    -------    -------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
   Minority interest equity contribution from
     management                                             655

   Other increases (decreases) in owners investment       1,013     (6,234)    (5,026)
                                                        -------    -------    -------
                                                          1,668     (6,234)    (5,026)
                                                        -------    -------    -------
Increase (decrease) in cash and cash equivalents          2,426       (270)       (70)
Cash and cash equivalents at beginning of period            601        871        941
                                                        -------    -------    -------
Cash and cash equivalents at end of period              $ 3,027    $   601    $   871
                                                        =======    =======    =======
                                                                            (continued)
---------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements

WISE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                     (PREDECESSOR BASIS)
(DOLLARS IN THOUSANDS)                                      1996            1995           1994
-------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
     Noncash activity:
        Acquisition of Wise net assets                    $(44,345)
        Issuance of stock in exchange for notes of
            principal stockholder                           34,200
        Issuance of note payable to finance purchase of
            Wise net assets                                 10,145

        Change in accounting basis as a result of
           pushdown of KKR's acquisition of Wise
            Value trademarks                                                 $ 16,306
            Eliminate pre-existing intangibles                                (21,789)
            Net writedown of property and equipment                            (9,429)

    Cash Paid for Interest:                                    999

------------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements

WISE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OWNER'S INVESTMENT AND SHAREHOLDER'S EQUITY FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                COMMON        INTERCOMPANY        PAID IN        RETAINED
(DOLLARS IN THOUSANDS)                          SHARES          ACCOUNT           CAPITAL        EARNINGS         TOTAL
                                                ------          -------           -------        --------         -----
--------------------------------------------------------------------------------------------------------------------------
(Predecessor Basis)
Balance, December 31, 1993                                      $72,828                                            $72,828

Net income                                                        3,789                                              3,789

Net cash withdrawal by owner                                     (5,026)                                            (5,026)
                                                               --------                                           --------
(Predecessor Basis)
Balance, December 31, 1994                                       71,591                                             71,591
--------------------------------------------------------------------------------------------------------------------------

Change in accounting basis as a result                          (14,912)                                           (14,912)
  of KKR's acquisition of Borden

Net loss                                                         (1,128)                                            (1,128)

Net cash withdrawal by owner                                     (6,234)                                            (6,234)
                                                               --------                                           --------
Balance, December 31, 1995                                       49,317                                             49,317
--------------------------------------------------------------------------------------------------------------------------

Net loss through July 1, 1996                                    (5,330)                                            (5,330)

Net cash investment by owner                                      1,013                                              1,013

Recapitalization:

         Issuance of common stock                   100         (34,200)          $34,200                                -

         Issuance of long-term debt                             (10,145)                                           (10,145)

         Minority interest                                         (655)                                              (655)

Net income from July 2, 1996                                                                        $1,749        $  1,749
                                                    ---          -------          -------           ------        --------

Balance, December 31, 1996                          100                -          $34,200           $1,749         $35,949
                                                    ===          =======          =======           ======         =======
--------------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements

WISE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for per share information)

1.  BACKGROUND AND NATURE OF OPERATIONS:

Wise Holdings, Inc. ("Wise") is a leading producer and distributor of salty snacks in the eastern United States. Wise's product line includes potato chips, cheese flavored baked and fried corn snacks, pretzels, tortilla chips, corn chips, onion rings, pork rinds and other assorted snacks. Wise markets its products under the brand names of WISE(R), CHEEZ DOODLES(R), QUINLAN(R), NEW YORK DELI(R), KRUNCHERS!(R), BRAVOS(R), MOORE'S(R) AND WISE CHOICE(TM) and conducts its business through three principal divisions: Wise, Moore's and Caribbean Snacks. The Wise and Moore's divisions manufacture and distribute primarily in the eastern United States. Caribbean Snacks, located in Puerto Rico, serves as a distribution center throughout Puerto Rico and the Caribbean. Wise's products are distributed through both independent and company-owned distribution networks.

In September 1994, Borden, Inc. ("Borden") entered into a merger agreement, culminating in December 1994, that provided for the acquisition of all of Borden's outstanding common stock by affiliates of Kohlberg Kravis Roberts & Co. ("KKR"). Borden elected not to apply push down accounting in its consolidated financial statements as a result of public debt that was outstanding prior to the acquisition, and as such Borden's financial statements (including Wise) are reported on Borden's historical cost basis. As discussed in the "Basis of Presentation," Wise's financial statements have been prepared on a purchase accounting basis from the date of KKR's acquisition of Borden. The effective date of the merger agreement was January 1, 1995 for accounting and financial statement presentation purposes.

Effective July 2, 1996, in a taxable transaction (the "Incorporation"), Borden sold its salty snacks business ("Wise operations") to BWHLLC, a KKR affiliate, for $45 million. The purchase price was based on an independent valuation of the business. There was no change in the financial reporting basis of the assets and liabilities as of July 2, 1996 from that described below under "Basis of Presentation" because Borden's principal stockholders will continue to exercise significant financial control over Wise. Wise will fully and unconditionally guarantee obligations under Borden's credit facility and all of Borden's publicly held debt on a pari passu basis. In connection with this guarantee, Wise will receive an annual fee of $210.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------
As a result of the financial guarantee, Borden is required to include in its filings with the Securities and Exchange Commission separate financial statements for Wise as if it were a registrant. The financial statements subsequent to the purchase by KKR have been prepared on a purchase accounting basis which allocates approximately $51 million of the original KKR purchase price of Borden to the salty snack business. The purchase price has been allocated to tangible and intangible assets and liabilities of Wise based on the fair values at the date of acquisition. The predecessor financial statements for 1994 are presented using Borden's pre-acquisition historical cost basis ("Predecessor Basis").

The consolidated financial statements of Wise Holdings, Inc. collectively include the financial position, operations and cash flows of Wise Holdings, Inc. and subsidiaries for the period of July 2, 1996 through December 31, 1996, the salty snack business of Borden, Inc. for the period of January 1, 1995 through July 1, 1996 and the salty snack business of Borden, Inc. on a predecessor basis for the period of January 1, 1994 through December 31, 1994.

Prior to the July 2, 1996 sale, Wise operated as a profit center of Borden. Under this structure, Borden incurred various costs in connection with the operation of Wise's business which included corporate controlled expenses, such as accounting, legal, tax, credit and informational services departments and executive management, which have been included in the consolidated financial statements of Wise. Costs for these services have been allocated to Wise based on usage of resources such as personnel and data processing equipment. Management believes these amounts in the accompanying financial statements have been allocated in a reasonable and consistent manner in order to depict balance sheets, statements of operations and cash flows of Wise on a stand-alone basis. Prior to 1996, as a profit center of Borden, essentially all treasury functions including financing for working capital and other cash needs were performed by Borden. For years ended December 31, 1995 and 1994, allocation of interest expense associated with this financing was not practical and therefore not included in these financial statements.

The consolidated financial statements include the accounts of Wise and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include cash on deposit and all highly liquid investments purchased with an original maturity of three months or less.

Inventories
-----------

Finished goods and raw materials inventories are stated at the lower of cost or market with cost being determined using the average cost method.

Property and Equipment
----------------------

Depreciation is recorded on the straight-line basis over the estimated useful lives of the assets. The estimated useful lives are principally 10 to 40 years for buildings and improvements and 3 to 13 years for equipment. Major renewals and betterments are capitalized; maintenance, repairs and minor renewals are expensed as incurred.

Trademarks
----------

Trademarks are amortized on a straight-line basis over not more than forty years.

Revenue Recognition
-------------------

Trade revenues are recognized when products are shipped.

Advertising and Promotion Expense
---------------------------------

Production costs of future media advertising are expensed on the first airdate or print release date of the advertising. All other advertising and promotion expenses are expensed as incurred.

Futures Contracts
-----------------

Wise uses futures to hedge the price risks associated with raw materials used in the production of salty snacks. Wise defers the impact of changes in the market value of these contracts until such time as the hedged transaction is completed. Changes in market value of the futures contracts are included in the measurement amounts of qualifying subsequent purchases of raw materials. Wise does not enter into these contracts for speculative purposes. These contracts generally mature in less than one year.

Income Taxes
------------

Wise accounts for income taxes pursuant to Statement of Financial Accounting Standard (FAS) No. 109, Accounting for Income Taxes, which uses the liability method to calculate deferred income taxes. Subsequent to July 2, 1996, deferred income taxes are recorded to recognize the future effects of temporary differences which arise between financial statement assets and liabilities and their basis for income tax reporting purposes. Prior to July 2, 1996, Wise was included in Borden's consolidated tax return, and accordingly, income tax liabilities and assets determined on a separate return basis are included in Owner's Investment in the accompanying financial statements.

Per Share Information
---------------------

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period from July 2, 1996 to December 31, 1996 and assuming these shares were outstanding for the full periods of 1994, 1995 and 1996.

Concentrations of Credit Risk
-----------------------------

Financial instruments which potentially subject Wise to concentrations of credit risk consist principally of temporary cash investments, marketable securities, and accounts receivable. Wise places temporary cash investments and marketable securities with high quality institutions and performs ongoing evaluations of the financial condition of the institutions. Wise, by policy, limits the amount of credit exposure to any one institution. Concentrations of credit risk with respect to accounts receivable are limited, however, a group of distributors generally under common control comprise approximately 17% of net trade sales. Wise generally does not require collateral or other security to support customer receivables. Wise monitors its exposure to credit losses and maintains allowances for anticipated losses.

Impairment of Long Lived Assets
-------------------------------

Periodically and as circumstances warrant Wise evaluates the recoverability of property, plant equipment and intangibles by assessing whether the carrying value can be recovered over its remaining useful life through expected future undiscounted cash flows. In the opinion of management, no such impairment existed at December 31, 1996 and 1995.

Stock Options
-------------

The Financial Accounting Standards Board has issued SFAS No. 123, Accounting for Stock-Based Compensation, which was adopted by Wise, effective January 1, 1996. As permitted by SFAS No. 123, Wise will continue to apply its current accounting policy of the intrinsic value method under Accounting Principles Board Opinion No. 25 and will include the additional disclosures required by SFAS No. 123.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates in Wise's financial statements are related to allowance for doubtful accounts, accruals for trade promotions, general and group insurance, income taxes, post-retirement benefits, asset lives and corporate allocations. Actual results could differ from those estimates.

3.  ACCRUED LIABILITIES:
Accrued liabilities were as follows:

                              1996      1995
                            -----------------
Compensation                $ 2,073   $ 1,187
General insurance             6,374     7,894
Advertising and promotion     2,576     2,988
Other                         3,617     2,955
                            =======   =======
Total                       $14,640   $15,024
                            =======   =======



4.  AFFILIATED LONG-TERM DEBT

In conjunction with the Incorporation, Wise entered into a long-term loan agreement (the "Loan Agreement") to borrow funds from Borden. The Loan Agreement provides for a revolving loan facility of up to $10 million at a variable interest rate equal to a given bank's "base rate", and a $10.145 million term loan with a fixed 12% interest rate maturing in 1999. A commitment fee of .375% is paid on the unused portion of the revolving loan. Wise had no borrowings under the revolving agreement at December 31, 1996. By agreement with Borden, interest charges and commitment fees under the Loan Agreement were calculated as if the borrowings were outstanding from January 1, 1996. Effective January 1, 1997 the term loan rate changed to 11%.

The Loan Agreement contains certain restrictions on the activities of Wise and its subsidiaries, including restrictions on liens, the incurrence of indebtedness, mergers and consolidations, sales of assets, investments, payment of dividends, changes in nature of business, prepayments of certain indebtedness, transactions with affiliates, capital expenditures, changes in control of the Company and the use of proceeds from asset sales.

As an affiliate guarantor, Wise has guaranteed Borden's credit facility and all of Borden's outstanding publicly held debt on a pari passu basis. Wise's aggregate liability under this guarantee shall not exceed the greater of its outstanding affiliated borrowings, or 95% of its adjusted net assets while Borden or any other obligated parties have obligations outstanding. Borden's outstanding credit facility and outstanding public borrowings amounted to approximately $910,000 at December 31, 1996.

5.  RETIREMENT INCOME PLANS

Most employees of Wise participate in pension plans sponsored by Borden or one of the union-sponsored plans. For most salaried employees, benefits under these plans generally are based on compensation and credited service. For most hourly employees, benefits under these plans are based on specified amounts per year of credited service.

A net pension asset or liability, which approximates the portion of the total pension assets or liabilities of Borden which relates to the employees of Wise, has been reflected in Wise's stand-alone balance sheets. The gross pension obligation was allocated to Wise based upon the actuarially-determined obligation relating to Wise's employees. The pension expense allocated to Wise for Borden's plans was $477, $312, and $493 during 1996, 1995, and 1994, respectively.

Most Wise employees that are not covered by Borden's plans are covered by collectively bargained agreements which are generally effective for five years. Under Federal pension law, there would be continuing liability to these pension trusts if Wise or Borden ceased all or most participation in any trust, and under certain other specified conditions. Operations were charged $236, $233 and $214 in 1996, 1995 and 1994, respectively, for payments to pension trusts on behalf of employees not covered by Borden plans.

Borden's funding of its pension plans equals or exceeds the minimum funding requirements imposed by Federal and foreign laws and regulations. The funded status of the Borden plan on a purchase accounting basis, at December 31 is as follows:

                                                     1996          1995
                                                    BORDEN        BORDEN
                                                   ----------------------
Actuarial present value of:
     Vested benefit obligations                    $ 383,065    $ 403,326
                                                   =========    =========
     Accumulated benefit obligations              $ 400,371    $ 420,417
                                                   =========    =========
     Projected benefit obligations                 $ 400,458    $ 421,816
Plan assets at fair value                            393,625      400,366
                                                   ---------    ---------
Plan assets less than projected benefit
    obligation                                        (6,833)     (21,450)
Unrecognized prior service cost                        2,938        3,225
Unrecognized loss (gain)                               2,213         (831)
Minimum liability adjustment                          (5,064)        (995)
                                                   =========    =========
  Net pension asset (liability)                    $  (6,746)   $ (20,051)
                                                   =========    =========

The following are the components of the net pension expense recognized under the Borden Plan:

                                                                      1994
                                          1996         1995          BORDEN
                                         BORDEN       BORDEN    (PREDECESSOR BASIS)
                                         ------------------------------------------
Components of pension cost:
   Service cost                         $  7,233    $  6,430        $ 10,295
   Interest cost                          27,371      31,165          30,832
   Actual return on assets               (26,843)    (87,071)          9,146
   Net amortization and deferral          (5,551)     51,430         (48,789)
                                        -------------------------------------------
Net Expense                             $  2,210    $  1,954        $  1,484
                                        ===========================================

The weighted average discount rates and rates of increase in future compensation levels in determining the projected benefit obligation for the plans for years ended December 31 were 7.5% and 4.5%, respectively for 1996, and 6.8% and 4.3%, respectively for 1995. Plan assets consist primarily of equity securities and corporate obligations.

Borden sponsors a defined contribution retirement savings plan in which eligible salaried and hourly non-bargaining employees may contribute up to 5% of their pay (7% of certain longer service salaried employees), which is generally matched 50% by Borden. Charges to operations for matching contributions for Wise employees under Borden's retirement savings plans for 1996, 1995 and 1994 amounted to $438, $744, and $725, respectively.

6.  RETIREMENT HEALTH CARE AND LIFE INSURANCE

Wise uses Borden-sponsored plans to provide health and life insurance benefits for eligible retirees and their dependents. The cost of providing these benefits is recognized as a charge to income in the period the benefits were earned. Wise provides certain post-employment benefits to qualified former or inactive employees. Wise accrues the cost of benefits provided to former or inactive employees after employment, but before retirement, when it is probable that a benefit will be provided. The cost of providing these benefits is recognized as a charge to income in the period the benefits were earned. The amounts of such costs were not material.

Participants who are not eligible for Medicare are provided with the same medical benefits as active employees, while those who are eligible for Medicare are provided with supplemental benefits. The post-retirement medical benefits are contributory for retirements after 1983; the post-retirement life insurance is noncontributory.

Prior to January 1, 1996 amounts attributable to post-retirement benefits were commingled in one Borden sponsored plan. Effective January 1, 1996, the components of post-retirement benefit expense and unfunded post-retirement obligation were accounted for separately for the Wise business. The gross post-retirement obligation at December 31, 1995 was allocated to Wise based upon the actuarially determined obligation relating to Wise's employees. The post-retirement benefit expense allocated to Wise for the Borden plan was $548 and $1,565 during 1995 and 1994 respectively.

The components of Wise's net post-retirement benefit expense for the year ended December 31, 1996 and Borden's net post-retirement benefit expense for the years ended December 31, 1995 and 1994 is as follows:

                                                                                    1994
                                                     1996           1995            BORDEN
                                                     WISE          BORDEN     (PREDECESSOR BASIS)
                                                 -----------------------------------------------
Service cost                                     $      8         $  1,089         $  3,427
Interest cost                                         543           13,347           17,903
Net amortization and deferral                          18               --           (9,657)
                                                 -----------------------------------------------
Net post-retirement (benefit) expense            $    569         $ 14,436         $ 11,673
                                                 ===============================================

The status of Wise's unfunded post-retirement benefit obligation as of December 31, 1996 and Borden's unfunded post-retirement benefit obligation as of December 31, 1995 are as follows:

                                                  1996        1995
                                                  WISE       BORDEN
                                               -----------------------
Actuarial present value of accumulated
 post-retirement benefit obligation:
     Retirees                                  $  (7,534)   $(147,682)
     Fully eligible active plan participants        (212)      (3,643)
     Other active plan participants                 (337)     (27,271)
                                               -----------------------
                                               $  (8,083)   $(178,596)
Unrecognized prior service benefit                             (3,473)
Unrecognized net gain                                108       22,249
                                               =======================
Accrued post-retirement benefit liability      $  (7,975)   $(159,820)
                                               =======================


The discount rate used in determining the accumulated post-retirement benefit obligation at December 31, 1996 and 1995 was 7.5% and 6.8%, respectively.

The assumed health care cost trend used in measuring the accumulated post-retirement benefit obligation at December 31, 1996 was 9.5%, gradually declining to 5.5% by the year 2007. The comparable assumptions for the prior year were 9.5%, declining to 4.8% by the year 2006. A one percentage point increase in health care cost trend rate would increase the accumulated post-retirement benefit obligation as of December 31, 1996 by $800 and the sum of the service and interest costs in 1996 by $64.

7.  FINANCIAL INSTRUMENTS

Futures Contracts
-----------------

Wise is exposed to risk from fluctuating prices for raw materials used in the production of salty snacks. Some of the risk is hedged through commodity futures executed over the counter with various brokers. Wise utilizes commodity futures to effectively fix the price Wise will pay for oil, which is a principal component in the production process, over the life of the contract. Cost of goods sold reflects the commodity cost including the effects of the commodity futures. As of December 31, 1996, $3.4 million of commodity futures were outstanding, maturing through March 1997. The maturity of the contracts highly correlates to the actual purchases of the commodity. Under such contracts Wise pays the counterparty at a fixed rate, and receives from the counterparty a floating rate per hundred pounds of oil; only the net differential is actually paid or received. The amounts paid or received are calculated based on the notional amounts under the contracts. The use of such commodity futures effectively protects Wise against an increase in the price of the commodity, to the extent of the notional amount under the contract. This hedging strategy also effectively prevents Wise from benefiting in the event of a decrease in the price of the commodity, to the extent of the notional amount under the contract. The fair value of commodity futures as of December 31, 1996 was unfavorable $491 (based on dealer quotes). This amount has been deferred by Wise as of December 31, 1996 and will be reflected in the cost of the commodity as it is actually purchased. Total deferred losses at December 31, 1996 relating to contracts closed but not yet amortized amounted to $245.

Wise is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments, but it does not expect any counterparties to fail as all counterparties have investment grade credit ratings.

Debt Guarantee
--------------

As discussed in Note 4, Wise has guaranteed obligations under Borden's credit facility and all of Borden's outstanding publicly held debt on a pari passu basis. Management does not expect this guarantee will have a material adverse effect on the consolidated results of operations or financial position of Wise. Fair value was not assigned to this guarantee since there is no expected funding.

Current Assets and Liabilities
------------------------------

The carrying amount for cash and cash equivalents, receivables, accounts payable and accrued liabilities approximates fair value due to the short maturities of these instruments. The fair value of long-term debt is estimated based on current rates offered to Wise for debt of like maturities and approximates its carrying value.

8.  INCOME TAXES

Effective July 2, 1996, Wise is recognized as a separate legal entity for U.S. Federal income tax purposes. Prior to such time, Wise operations were included by Borden in determining taxable income and all U.S. tax payments were made by Borden. Provisions for income taxes and deferred tax assets and liabilities were determined as though Wise operations filed separate U.S. Federal and state income tax returns. Income tax assets and liabilities determined on a separate return basis are included in Owner's Investment prior to July 2, 1996.

The provision (credit) for income taxes consisted of:

                                1996          1995         1994
                               ----------------------------------
    Federal                    $(261)        $(284)       $2,265
    State and local             (229)          (65)          315
                               ----------------------------------
      Total                    $(490)        $(349)       $2,580
                               ==================================


A reconciliation of the statutory U.S. Federal income tax rate to the Wise effective tax rate is as follows:

                                                          1996          1995         1994
                                                        -----------------------------------
Federal income tax statutory rate                       $ (1,425)       $(517)       $2,229
State and local income taxes,
     less federal income tax benefit                        (149)         (42)          205
Rate differential on tax benefit                             963
Tax credits and other                                        121          210           146
                                                        ===================================
  Total                                                 $   (490)       $(349)       $2,580
                                                        ===================================

All deferred tax amounts were recorded in Owner's investment prior to July 2, 1996. The temporary differences which give rise to deferred tax assets and liabilities at December 31, 1996 consisted of the following:

                                                           1996
                                                           ------
Deferred tax assets:
     Employee benefits and related                          3,921
     General insurance                                      2,477
     Other                                                  1,136
                                                           ------
         Sub-total                                          7,534
         Valuation allowance                               (6,713)
                                                           ------
         Total deferred tax assets                            821
                                                           ------
Deferred tax liabilities:
     Depreciation and property                                377
     Trademarks                                               147
     Other                                                    297
                                                           ------
         Total deferred tax liabilities                       821
                                                           ------
         Total                                                  -
                                                           ======


In a limited tax sharing agreement with Borden, Wise will be reimbursed for taxes paid subsequent to July 2, 1996 up to an aggregate sum of $1,762. During 1996 Borden paid $951 in taxes on the behalf of Wise under this tax sharing arrangement. The residual amount of $811 is included in affiliated receivables.

As a result of the taxable transaction on July 2, 1996, Wise's tax basis of assets and liabilities were adjusted. Wise recorded the adjustment to deferred taxes in Owner's Investment in accordance with Emerging Issues Task Force (EITF) Issue No. 94-10. The net deferred tax asset was fully reserved at the Incorporation date. At December 31, 1996, a valuation allowance of $6,713 was recorded as a result of management's current determination that based on prior operating losses that it is more likely than not that Wise will not fully recognize certain deferred tax assets.

9.  MINORITY INTEREST

As part of the Incorporation, Wise sold equity interests in Wise Foods Holdings, Inc. ("Wise Foods"), a subsidiary, to key management personnel for consideration of $655, resulting in an ownership percentage of 1.87%. In addition, options issued which vest over five years, allow management to purchase additional shares resulting in an ownership of up to 6% of the subsidiary. Wise Foods imposes significant restrictions on transfers of shares of this common stock. These shares are generally non-transferable prior to the fifth anniversary from the initial purchase of the common stock. In addition, on or prior to the vesting reference date, Wise Foods retains the right, but is not obligated, to repurchase stock from the purchaser for various reasons, but principally upon termination of employment. Management's ownership interest in Wise Foods is recorded in the financial statements of Wise as minority interest and included in Other Expense.

10. COMMITMENTS AND CONTINGENCIES

Lease Obligations

Wise leases warehouses, office facilities, motor vehicles and various types of equipment under operating leases. Lease terms generally range from one to five years, although leases for trailers typically last eight years.

Future minimum annual rentals under operating leases at December 31, 1996 are as follows:

                                MINIMUM RENTALS ON
                                 OPERATING LEASES
                                                   NON-
                             AFFILIATED         AFFILIATED
                            -------------     -------------
1997                           $1,533             $1,397
1998                              850              1,134
1999                              328              1,072
2000                              277              1,028
2001                               59              1,122
                               ------             ------
           Total               $3,047             $5,753
                               ======             ======

The affiliated leases are part of a lease agreement that Borden has with a third party lender. As such, Wise benefits through lower lease payments due to Borden's volume purchasing ability and credit standing with the lender.

Total rental expenses for operating leases in 1996, 1995 and 1994 were $4,252, $4,810, and $4,143, respectively.

General Insurance
-----------------

Wise has insurance policies to cover potential losses and liabilities relating to workers' compensation, health and welfare claims, physical damage to property (other than autos), business interruption and comprehensive general, product and vehicle liability. However, many of these policies have deductibles of $500 and in some cases higher amounts. Losses are accrued for the estimated aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and Wise's experience.

Environmental Contingencies
---------------------------

Wise, like others in similar businesses, is subject to extensive Federal, state and local environmental laws and regulations. Although Wise's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent regulation could require Wise to make additional unforeseen environmental expenditures.

Environmental accruals are routinely reviewed on an interim basis as events and developments warrant and are subject to an annual comprehensive review.

Litigation
----------

Wise is subject to various investigations, claims and legal proceedings covering a wide range of matters in the ordinary course of its business activities. Each of these matters are subject to various uncertainties and some of these matters may be resolved unfavorably to Wise. Wise has established accruals for matters that are probable and reasonably estimable. Management believes that any liability that may ultimately result from the resolution of these matters in excess of amounts provided will not have a material adverse effect on the financial statements of Wise.

11.  RELATED PARTIES

In addition to the affiliated debt and lease agreements, Wise is engaged in various transactions with Borden and its affiliated companies in the ordinary course of business. Prior to January 1, 1996, certain general and administrative costs, such as group and general insurance, retirement benefits, information services and corporate administrative departments were allocated to Wise.

Subsequent to January 1, 1996, a subsidiary of Borden provides certain administrative services to Wise at negotiated fees. These services include: processing of payroll and active and retiree group insurance claims, administration of workers compensation claims and securing insurance coverage for catastrophic claims. Wise reimburses the Borden subsidiary for payments for general disbursements, and general and group insurance and retirement benefit claims. The amount owed by Wise for these services was $703 and is included in affiliated payables at December 31, 1996.

Wise is generally self-insured for general insurance claims and post-employment benefits other than pensions. The liabilities for these obligations are included in Wise's financial statements. By agreement, Borden has retained the obligation for active group insurance claims incurred in 1996 and paid in 1997.

The following table summarizes the allocation of costs to Wise in 1995 and 1994 and the charges for these costs in 1996:

                                                                 YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------
                                                     1996              1995               1994
                                                    --------------------------------------------
Employee benefits                                   $1,861          $  2,045            $  3,483
Group and general insurance                          4,563             7,441               7,650
Information services                                    40                15               2,119
Corporate staff departments and
   overhead                                          2,235             2,888               2,812
                                                    --------------------------------------------
                                                    $8,699           $12,389             $16,064
                                                    ============================================

In 1995 Wise assumed direct responsibility for expenses associated with information services which were previously allocated by Borden. Charges for 1994 include allocations of divisional overhead of Borden's North American Snacks Division which was eliminated under a Borden divestiture strategy.

12. COMMON STOCK AND STOCK OPTIONS

As part of the Incorporation, Wise issued one hundred shares of common stock, representing 100% of its common stock, to BWHLLC in exchange for $34.2 million in Borden Holdings' Notes (the "Notes"). Simultaneously with the Incorporation, the Notes were transferred to Borden in exchange for the net assets of Borden's salty snack business constituting the Wise operations.

During 1996, Wise Foods, a subsidiary of Wise, issued 6,971,000 shares of common stock with a par value of $.01 per share. Shares amounting to 6,840,000 were issued to Wise and 131,000 shares were issued to key members of management at $5 per share, along with the grant of options to purchase 262,000 shares of common stock at an exercise price of $10 per share (the "1996 Option Plan"). The options expire 10 years from the date of grant and vest ratably over 5 years. The options are generally not transferable and exercisability of the options will accelerate upon a change of control.

Information regarding Wise Foods' 1996 Option Plan is summarized below:

                                                      STOCK       WEIGHTED AVERAGE
                                                      OPTIONS           PRICE
                                                      ------------------------------
Outstanding at 12/31/95                                 -                 -
Granted                                               262,000          $10
Exercised                                               -
Canceled                                                -
                                                      ------------------------------
Outstanding at 12/31/96                               262,000          $10
                                                      ===============================

Exercisable at 12/31/96                                 -
                                                      =======

The pro forma disclosure of net income and earnings per share, that would have been recognized in the 1996 consolidated statement of operations if the fair value-based method had been used, was not material.

13.  SUPPLEMENTAL INCOME STATEMENT INFORMATION

                                                                  YEAR ENDED DECEMBER 31
                                                      ------------------------------------------
                                                       1996             1995              1994
                                                      ------------------------------------------
Advertising and promotion expenses                    $62,182          $63,010           $61,462
Research and development expenses                         957              695             -

(b)   Reports on Form 8-K
      -------------------

      On October 16, 1996 Borden, Inc. filed a Form 8-K announcing the sale of its pasta and foods business to an affiliate of the Company's principal stockholder, and the completion of the sale of the Company's packaging and plastic films business to AEP Industries, Inc. Unaudited pro forma condensed consolidated financial statements were filed to reflect the effects of the above transactions.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        BORDEN, INC.

                        By /s/ William H. Carter
                          ----------------------------------------------------
                        William H. Carter, Executive Vice President
                        and Chief Financial Officer
                        (Principal Financial and Principal Accounting Officer)

Date:  March 27, 1997

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on the date set forth above.

Signature                                      Title
---------                                      -----

          /s/ C. Robert Kidder           Chairman of the Board and
------------------------------------     Chief Executive Officer
             (C. Robert Kidder)

          /s/ Henry R. Kravis            Director
------------------------------------
             (Henry R. Kravis)

         /s/ George R. Roberts           Director
------------------------------------
            (George R. Roberts)

         /s/ Clifton S. Robbins          Director
------------------------------------
            (Clifton S. Robbins)

         /s/ Scott M. Stuart             Director
------------------------------------
            (Scott M. Stuart)

         /s/ Alexander Navab             Director
------------------------------------
            (Alexander Navab)