Form 10-Q
period 1997-03-31
BORDEN INC
filed 1997-05-15
CIK 13239

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                    FORM 10-Q



         X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        ---       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                  March 31, 1997
                              --------------------------------------------------

Commission file number                                1-71
                      ----------------------------------------------------------

                                  BORDEN, INC.


            New Jersey                               13-0511250
  -------------------------------                 ----------------
  (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                Identification No.)

                    180 East Broad Street, Columbus, OH 43215
                    -----------------------------------------
                    (Address of principal executive offices)

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

Number of shares of common stock, $0.01 par value, outstanding as of the close of business on May 14, 1997: 198,974,994

                                  BORDEN, INC.




INTRODUCTION

The following filing with the Securities and Exchange Commission ("SEC") by Borden, Inc. ("the Company") presents four separate financial statements:
Borden, Inc. Consolidated Financial Statements, Borden, Inc. and Affiliates Combined Financial Statements, the Financial Statements of Wise Holdings, Inc. ("Wise Holdings") and the Financial Statements of Borden Foods Holdings Corporation ("Foods Holdings"). The consolidated statements present the Company after the effect of the sales of (i) the Company's former salty snacks business ("Wise") to Wise Holdings and its subsidiaries and (ii) the Company's former domestic and international foods business ("Foods") to Foods Holdings and its subsidiaries, as explained in Note 1 to the consolidated and combined financial statements. The Company, Wise Holdings, and Foods Holdings are controlled by BW Holdings, LLC ("BWHLLC"). The consolidated financial statements are those of the Company, which is the SEC Registrant.

The Borden, Inc. and Affiliates ("the Combined Companies") combined financial statements are included herein to present the Company on a combined historical basis, including the financial position, results of operations and cash flows of Wise and Foods. The Combined Companies financial statements are included because management of the Company continues to control significant financial and managerial decisions with respect to Wise Holdings and Foods Holdings. The Combined Companies financial statements do not reflect push-down accounting and therefore present financial information on a basis consistent with that on which credit was originally extended to the Company. Also, in accordance with rule 3-10 of Regulation S-X, the financial statements of Wise Holdings and Foods Holdings are included in Part II of this Quarterly Report on Form 10-Q because Wise Holdings and Foods Holdings are guarantors of the Company's credit facility and all of the Company's outstanding publicly held debt.

                                  BORDEN, INC.

                                                  INDEX
                                                  -----
PART I - FINANCIAL INFORMATION

BORDEN, INC. ("BORDEN") CONSOLIDATED AND BORDEN, INC. AND AFFILIATES COMBINED FINANCIAL STATEMENTS

        Consolidated Statements of Operations, three months ended March 31, 1997 and 1996 ........         4
        Consolidated Balance Sheets, March 31, 1997 and December 31, 1996 ........................         6
        Consolidated Statements of Cash Flows, three months ended March 31, 1997 and 1996 ........         8
        Consolidated Statement of Shareholders' Equity, three months ended March 31, 1997 ........         9
        Combined Statements of Operations, three months ended March 31, 1997 and 1996 ............        10
        Combined Balance Sheets, March 31, 1997 and December 31, 1996 ............................        11
        Combined Statements of Cash Flows, three months ended March 31, 1997 and 1996 ............        13
        Combined Statement of Shareholders' Equity, three months ended March 31, 1997 ............        14
        Notes to Condensed Consolidated and Combined Financial Statements ........................        15


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ............        18


PART II - OTHER INFORMATION

Item 1. Legal Proceedings ........................................................................        21
Item 6. Exhibits, Guarantor Financial Statements, and Reports on Form 8-K ........................        22

CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
BORDEN, INC.

                                                          Three Months Ended
                                                               March 31,
                                                       -----------------------
(In millions, except per share data)                     1997            1996
                                                       -------         -------
   Net sales                                           $ 661.3         $ 968.4
   Cost of goods sold                                    490.9           701.1
                                                       -------         -------

   Gross margin                                          170.4           267.3
                                                       -------         -------

   Distribution expense                                   40.9            63.3
   Marketing expense                                      48.4           115.2
   General & administrative expense                       42.7            52.1
   Gain on divestiture                                                   (82.9)
                                                       -------         -------

   Operating income                                       38.4           119.6
                                                       -------         -------

   Interest expense                                       23.5            26.4
   Affiliated interest income                             (5.0)
   Other expense (income)                                  4.5            (6.1)
                                                       -------         -------

   Income from continuing operations
     before income taxes                                  15.4            99.3
   Income tax expense                                     10.1            50.1
                                                       -------         -------

   Income from continuing operations                       5.3            49.2
                                                       -------         -------

   Discontinued operations:
     Income (loss) from operations                                        (4.9)
                                                       -------         -------

   Net income                                              5.3            44.3
   Preferred stock dividends                             (18.4)          (18.4)
                                                       -------         -------

   Net (loss) income applicable to common stock        $ (13.1)        $  25.9
                                                       =======         =======

BORDEN, INC.

                                                         Three Months Ended
                                                             March 31,
                                                      -------------------------
(In millions, except per share data)                    1997             1996
                                                      --------         --------
   Per Share Data

   Income from continuing operations                  $   0.03         $   0.24

   Discontinued operations:
     Loss from operations                                                 (0.02)
                                                      --------         --------

   Net income                                             0.03             0.22
   Preferred stock dividends                             (0.09)           (0.09)
                                                      --------         --------

   Net (loss) income per common share                 $  (0.06)        $   0.13
                                                      ========         ========

   Dividends per common share                         $   0.06
   Dividends per preferred share                      $   0.75         $   0.75

   Average number of common shares outstanding
     during the period                                   199.0            199.0
                                                      --------         --------

See Notes to Condensed Consolidated and Combined Financial Statements

CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
BORDEN, INC.
(In millions)

                                                                  March 31,     December 31,
ASSETS                                                              1997            1996
                                                                  ---------     ------------

CURRENT ASSETS
   Cash and equivalents                                           $   96.1         $  125.0
   Accounts receivable (less allowance for doubtful
     accounts of $20.5 and $15.7, respectively)                      365.7            355.1
   Inventories:
     Finished and in-process goods                                   137.9            142.3
     Raw materials and supplies                                       75.8             77.4
   Deferred income taxes                                             182.6            179.6
   Other current assets                                               42.1             45.9
                                                                  --------         --------
                                                                     900.2            925.3
                                                                  --------         --------

INVESTMENTS AND OTHER ASSETS
   Investments in and advances to affiliated companies               105.9            106.8
   Deferred income taxes                                             226.5            213.4
   Other assets                                                       87.0             89.0
   Assets sold under contractual arrangement
     (net of allowance of $878.0 and $868.7, respectively)           681.4            701.0
                                                                  --------         --------
                                                                   1,100.8          1,110.2
                                                                  --------         --------


PROPERTY AND EQUIPMENT
   Land                                                               51.3             54.3
   Buildings                                                         258.3            267.5
   Machinery and equipment                                           945.7            934.3
                                                                  --------         --------
                                                                   1,255.3          1,256.1
   Less accumulated depreciation                                    (686.4)          (693.7)
                                                                  --------         --------
                                                                     568.9            562.4
                                                                  --------         --------


INTANGIBLES
   Intangibles resulting from business acquisitions                  113.6            114.3
                                                                  --------         --------


TOTAL ASSETS                                                      $2,683.5         $2,712.2
                                                                  ========         ========


See Notes to Condensed Consolidated and Combined Financial Statements

CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
BORDEN, INC.
(In millions)

                                                         March 31,      December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                       1997             1996
                                                         -------------------------
CURRENT LIABILITIES
   Debt payable within one year                          $  390.7         $  414.0
   Accounts and drafts payable                              243.3            254.9
   Income taxes                                             287.5            282.8
   Other current liabilities                                430.2            477.2
                                                         --------         --------
                                                          1,351.7          1,428.9
                                                         --------         --------


OTHER LIABILITIES
   Liabilities sold under contractual arrangement           434.7            442.9
   Long-term debt                                           644.6            567.8
   Non-pension postemployment benefit obligations           282.8            285.9
   Other long-term liabilities                              135.5            126.6
                                                         --------         --------
                                                          1,497.6          1,423.2
                                                         --------         --------

   Commitments and contingencies


SHAREHOLDERS' EQUITY
   Preferred stock - Issued 24,574,751                      614.4            614.4
   Common stock - $0.01 par value
      Authorized 300,000,000 shares
      Issued 198,974,994                                      2.0              2.0
   Paid in capital                                          375.0            379.9
   Receivable from parent                                  (443.6)          (443.6)
   Accumulated translation adjustment                       (35.1)           (27.2)
   Minimum pension liability and other                     (109.2)          (109.2)
   Accumulated deficit                                     (569.3)          (556.2)
                                                         --------         --------
                                                           (165.8)          (139.9)
                                                         --------         --------



TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $2,683.5         $2,712.2
                                                         ========         ========


See Notes to Condensed Consolidated and Combined Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
BORDEN, INC.

                                                                  Three Months Ended
                                                                       March 31,
                                                                -----------------------
(In millions)                                                    1997            1996
                                                                -------         -------
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES
  Net income                                                    $   5.3         $  44.3
   Depreciation and amortization                                   14.7            25.4
   (Gain) on divestiture                                                          (82.9)
   Unrealized (gain) on interest rate swap                         (4.9)           (7.9)
   Loss on net assets sold under contractual arrangement            9.3
   Restructuring                                                   (2.2)           (2.9)
   Net change in assets and liabilities:
      Trade receivables                                           (29.1)          (41.3)
      Inventories                                                   6.0             3.5
      Trade payables                                               (9.6)           14.6
      Current and deferred taxes                                    4.3            35.9
      Other assets                                                 19.2           (30.4)
      Other liabilities                                           (59.9)           27.6
      Discontinued operations working capital and
           non-cash charges                                                        30.1
                                                                -------         -------
                                                                  (46.9)           16.0
                                                                -------         -------

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES
   Capital expenditures                                           (28.5)          (48.3)
   Proceeds from the divestiture of businesses                     13.7           134.6
   Return of investment in unconsolidated affiliate                 2.1
                                                                -------         -------
                                                                  (12.7)           86.3
                                                                -------         -------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
   Net short-term debt payments                                    (1.2)          (30.9)
   Net long-term debt borrowing (payments)                         50.3           (52.8)
   Interest received from parent                                   12.7
   Dividends paid                                                 (31.1)          (18.4)
                                                                -------         -------
                                                                   30.7          (102.1)
                                                                -------         -------

   (Decrease) increase in cash and equivalents                    (28.9)            0.2
   Cash and equivalents at beginning of period                    125.0           146.2
                                                                -------         -------
   Cash and equivalents at end of period                        $  96.1         $ 146.4
                                                                =======         =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Net interest paid                                         $  17.7         $  26.9
      Income taxes paid                                             5.9             6.5


See Notes to Condensed Consolidated and Combined Financial Statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY  (UNAUDITED)
BORDEN, INC.

(In millions)

                                                                                                    Minimum
                                       Preferred   Common    Paid In  Receivable   Accumulated      Pension   Accumulated     Total
                                           Stock    Stock    Capital        from   Translation    Liability       Deficit
                                                                          Parent    Adjustment    and Other
                                          ------   ------     ------     -------        ------      -------       -------   -------
Balance, December 31, 1996                $614.4   $  2.0     $379.9     $(443.6)       $(27.2)     $(109.2)      $(556.2)  $(139.9)
                                          ------   ------     ------     -------        ------      -------       -------   -------
Net income                                                                                                            5.3       5.3

Cash dividends - preferred                                                                                          (18.4)    (18.4)

Translation adjustments                                                                   (7.9)                                (7.9)

Interest accrued on notes from parent                            7.8                                                            7.8

Cash dividends - common stock                                  (12.7)                                                         (12.7)
                                          ------   ------     ------     -------        ------      -------       -------   -------
Balance, March 31, 1997                   $614.4   $  2.0     $375.0     $(443.6)       $(35.1)     $(109.2)      $(569.3)  $(165.8)
                                          ======   ======     ======     =======        ======      =======       =======   =======


See Notes to Condensed Consolidated and Combined Financial Statements

COMBINED STATEMENTS OF OPERATIONS  (UNAUDITED)
BORDEN, INC. AND AFFILIATES

                                                           Three Months Ended
                                                               March 31,
                                                       -------------------------
(In millions)                                            1997             1996
                                                       --------         --------
   Net sales                                           $1,143.6         $1,430.4
   Cost of goods sold                                     785.5            987.6
                                                       --------         --------

   Gross margin                                           358.1            442.8
                                                       --------         --------

   Distribution expense                                    69.4             89.9
   Marketing expense                                      189.2            255.2
   General & administrative expense                        70.9             73.8
   Gain on divestiture                                                     (82.9)
                                                       --------         --------

   Operating income                                        28.6            106.8
                                                       --------         --------

   Interest expense                                        23.8             27.5
   Other (income) expense                                  (6.5)            (7.4)
                                                       --------         --------

   Income (loss) from continuing operations
      before income taxes                                  11.3             86.7
   Income tax expense                                       5.4             42.4
                                                       --------         --------

   Net income                                               5.9             44.3
   Preferred stock dividends                              (18.4)           (18.4)
                                                       --------         --------

   Net income (loss) applicable to common stock        $  (12.5)        $   25.9
                                                       ========         ========


See Notes to Condensed Consolidated and Combined Financial Statements

COMBINED BALANCE SHEETS  (UNAUDITED)
BORDEN, INC. AND AFFILIATES
(In millions)

                                                              March 31,       December 31,
ASSETS                                                          1997             1996
                                                              --------         --------
CURRENT ASSETS
   Cash and equivalents                                       $  118.7         $  160.2
   Accounts receivable (less allowance for doubtful
      accounts of $27.2 and $23.0, respectively)                 534.9            549.9
   Inventories:
     Finished and in-process goods                               276.4            286.5
     Raw materials and supplies                                  140.0            142.3
   Deferred income tax                                           215.0            202.3
   Other current assets                                           84.1             82.4
                                                              --------         --------
                                                               1,369.1          1,423.6
                                                              --------         --------

INVESTMENTS AND OTHER ASSETS
   Investments in and advances to affiliated companies           105.9            106.8
   Deferred income taxes                                         273.5            267.9
   Other assets                                                  103.4            106.9
                                                              --------         --------
                                                                 482.8            481.6
                                                              --------         --------


PROPERTY AND EQUIPMENT
   Land                                                           72.7             75.9
   Buildings                                                     430.5            441.0
   Machinery and equipment                                     1,513.5          1,504.3
                                                              --------         --------
                                                               2,016.7          2,021.2
   Less accumulated depreciation                              (1,114.8)        (1,116.1)
                                                              --------         --------
                                                                 901.9            905.1
                                                              --------         --------


INTANGIBLES
   Intangibles resulting from business acquisitions              490.6            495.7
                                                              --------         --------


TOTAL ASSETS                                                  $3,244.4         $3,306.0
                                                              ========         ========


See Notes to Condensed Consolidated and Combined Financial Statements

COMBINED BALANCE SHEETS  (UNAUDITED)
BORDEN, INC. AND AFFILIATES
(In millions)

                                                          March 31,      December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                        1997             1996
                                                          ---------      ------------
CURRENT LIABILITIES
   Debt payable within one year                          $  400.6         $  421.8
   Accounts and drafts payable                              372.8            412.5
   Income taxes                                             292.7            304.0
   Other current liabilities                                614.0            646.1
                                                         --------         --------
                                                          1,680.1          1,784.4
                                                         --------         --------


OTHER LIABILITIES
   Long-term debt                                           658.5            582.4
   Non-pension postemployment benefit obligations           305.2            308.2
   Other long-term liabilities                              145.2            135.6
                                                         --------         --------
                                                          1,108.9          1,026.2
                                                         --------         --------

   Commitments and contingencies


SHAREHOLDERS' EQUITY
   Preferred Stock - Issued 24,574,751                      614.4            614.4
   Common stock - $0.01 par value
      Authorized 300,000,000 shares
      Issued 198,974,994                                      2.0              2.0
   Paid in capital                                          678.2            683.1
   Receivable from parent                                  (443.6)          (443.6)
   Affiliate's interest in subsidiary                        87.4             87.9
   Accumulated translation adjustment                      (143.3)          (121.2)
   Minimum pension liability and other                     (109.2)          (109.2)
   Accumulated deficit                                     (230.5)          (218.0)
                                                         --------         --------
                                                            455.4            495.4
                                                         --------         --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $3,244.4         $3,306.0
                                                         ========         ========


See Notes to Condensed Consolidated and Combined Financial Statements

COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
BORDEN, INC. AND AFFILIATES

                                                                    Three Months Ended
                                                                         March 31,
                                                                 -----------------------
(In millions)                                                     1997            1996
                                                                 -------         -------
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES
  Net income (loss)                                              $   5.9         $  44.3
   Adjustments to reconcile net income (loss) to net cash
      from operating activities:
   Depreciation and amortization                                    29.2            37.5
   (Gain) on divestiture                                                           (82.9)
   Unrealized (gain) on interest rate swap                          (4.9)           (7.9)
   Restructuring                                                    (2.2)           (3.0)
   Net change in assets and liabilities:
      Trade receivables                                             (0.2)          (37.2)
      Inventories                                                   12.4             6.3
      Trade payables                                               (40.6)            5.0
      Current and deferred taxes                                   (13.2)           35.9
      Other assets                                                  20.2           (32.9)
      Other liabilities                                            (56.6)           50.9
                                                                 -------         -------
                                                                   (50.0)           16.0
                                                                 -------         -------

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES
   Capital expenditures                                            (37.2)          (48.3)
   Divestiture of businesses                                        13.7           134.6
                                                                 -------         -------
                                                                   (23.5)           86.3
                                                                 -------         -------


CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
   Net short-term debt borrowing                                     0.9           (30.9)
   Net long-term debt borrowing                                     49.5           (52.8)
   Interest received from parent                                    12.7
   Dividends paid                                                  (31.1)          (18.4)
                                                                 -------         -------
                                                                    32.0          (102.1)
                                                                 -------         -------

   Decrease (increase) in cash and equivalents                     (41.5)            0.2
   Cash and equivalents at beginning of period                     160.2           146.2
                                                                 -------         -------
   Cash and equivalents at end of period                         $ 118.7         $ 146.4
                                                                 =======         =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Net interest paid                                          $  21.7         $  26.9
      Income taxes paid                                             18.7             6.5


See Notes to Condensed Consolidated and Combined Financial Statements

COMBINED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
BORDEN, INC. AND AFFILIATES

(In millions)
                                                                                                     Minimum
                               Preferred   Common   Paid In  Receivable  Affiliate's  Accumulated    Pension  Accumulated   Total
                                   Stock    Stock   Capital        from  Interest In  Translation  Liability      Deficit
                                                                 Parent         Sub.   Adjustment  and Other
                                  ------   ------    ------    -------   -----------  -----------   -------      -------   ------
Balance, December 31, 1996        $614.4   $  2.0    $683.1    $(443.6)       $ 87.9     $(121.2)   $(109.2)     $(218.0)  $495.4
                                  ------   ------    ------    -------        ------     -------    -------      -------   ------
Net income                                                                                                           5.9      5.9

Cash dividends - preferred                                                                                         (18.4)   (18.4)

Translation adjustments                                                                    (22.1)                           (22.1)

Interest accrued on notes
  from parent                                           7.8                                                                   7.8

Cash dividends - common
  stock                                               (12.7)                                                                (12.7)

Affiliate's interest in
  subsidiary                                                                    (0.5)                                        (0.5)
                                  ------   ------    ------    -------        ------    -------     -------      -------   ------
Balance, March 31, 1997           $614.4   $  2.0    $678.2    $(443.6)       $ 87.4    $(143.3)    $(109.2)     $(230.5)  $455.4
                                  ------   ------    ------    -------        ------    -------     -------      -------   ------


See Notes to Condensed Consolidated and Combined Financial Statements

        NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Dollars in millions except per share amounts and as otherwise indicated)


1.      BASIS OF PRESENTATION

        Borden, Inc. (the "Company") conducts operations in the following businesses: adhesives and resins ("Chemical"), dairy ("BMG Dairies"), decorative products and wallcoverings ("Decorative Products") and consumer adhesives and business services ("Other"). Borden, Inc. and Affiliates (the "Combined Companies") includes the financial condition and results of operations of the Company with the financial condition and results of operations of the Company's former international and domestic food operations ("Foods") and former salty snacks business ("Wise").

        The Company's principal lines of business formerly included Foods and Wise. Subsidiaries of BWHLLC, an affiliate of the Company's parent, together with subsidiaries of Wise Holdings, Inc. ("Wise Holdings") and subsidiaries of Borden Foods Holdings Corporation ("Foods Holdings"), purchased Wise and Foods on July 2, 1996 and October 1, 1996, respectively. As a result of these sales, Wise and Foods, as of their respective sale dates, are no longer legally part of Borden, Inc. (the "Registrant") on a consolidated basis. However, management of the Registrant continues to exercise significant operating and financial control over Wise and Foods. In addition, Wise Holdings and Foods Holdings provide financial guarantees to obligations under the Company's credit facility and all of the Company's outstanding publicly held debt. Because of the aforementioned control and guarantees, the Company has included, supplementally in this filing, the Combined Companies financial condition and results of operations and cash flows. The Combined Companies present financial information on a basis consistent with that upon which credit was originally extended to the Company.

        The accompanying unaudited interim consolidated and combined financial statements contain all adjustments, consisting only of normal adjustments, which in the opinion of management are necessary for a fair statement of the results for the interim periods. Results for the interim periods are not necessarily indicative of results for the full years.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        ASSETS AND LIABILITIES HELD UNDER CONTRACTUAL ARRANGEMENTS - Because management of the Company exercises significant control over Wise and Foods, the assets and liabilities of Wise and Foods, as of their respective sale dates, are classified as "sold under contractual arrangements" in the consolidated financial statements. In addition, any future losses incurred by Wise and Foods will be recorded in the consolidated financial statements to the extent of the Company's net investment in Wise and Foods. At March 31, 1997, the Company's net investment in Wise and Foods was $12.6 and $234.1, respectively. During the first quarter of 1997 the Company recorded losses totaling $1.0 for Wise and $8.3 for Foods. The losses are recorded as a non-operating item in the consolidated results of operations.

        The Combined Companies continue to report Wise and Foods at the Company's historical values since they remain a member of the controlled group and since in management's best estimate, future operating cash flows from Wise and Foods are expected to exceed the historical carrying value of the business.

        RECLASSIFICATION - Certain prior year amounts have been reclassified to conform with the 1997 presentation.


3.      DISCONTINUED OPERATION

        On October 1, 1996, the Company sold Foods to Foods Holdings and its subsidiaries for $550.0 less assets transferred and liabilities assumed of $22.9. Proceeds consisted of $354.8 of receivables and accrued interest from the Company's parent recorded as a reduction of shareholders' equity, a note receivable from Foods Holdings for $167.0, and cash of $5.3. The purchase price of the business was determined based upon a valuation by an investment banking firm. Foods management is realigning its current portfolio of businesses. In connection with this process the valuation and the purchase price may be reevaluated. A loss on disposal of $330.7 ($263.5 pretax) has been recorded as a loss on discontinued operations in the consolidated financial statements in the third quarter of 1996.

        Since Foods remains a member of the controlled group and because management's best estimate of future operating cash flows from Foods is expected to exceed the historical carrying value of the business, no loss was incurred in the Combined Companies' financial statements.

        The results indicated below for Foods have been reported separately as discontinued operations in the consolidated statements of operations.

                                                        Three months ended
                                                          March 31, 1996
        ----------------------------------------------------------------
         Net sales                                          $   462.0
         Loss before income taxes                                12.7
         Income tax benefit                                      (7.8)
         Net loss from discontinued operations                    4.9
        ----------------------------------------------------------------



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

        LEGAL MATTERS - The Company has recorded liabilities for environmental remediation costs in amounts which it believes are probable and reasonably estimable. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may exceed current reserves by amounts that may prove insignificant or by amounts, in the aggregate, up to $30 million. In addition, the Company may be held responsible for certain environmental liabilities incurred at Borden Chemicals and Plastics Limited Partnership ("BCP") facilities which were previously owned by the Company. The Company is in litigation with the Internal Revenue Service on proposed adjustments to the utilization of certain capital losses in the Company's tax returns for the period 1989 to 1993. The Company is also in litigation in connection with the 1994 sale of its Brazilian pasta business to Quaker Oats Company. The lawsuit alleges that the Company made misrepresentations and omissions of significant information in connection with the sale. The Company believes, based upon the information it currently possesses, and taking into account its established reserves for estimated liability and its insurance coverage, that the ultimate outcome of the foregoing proceedings and actions is unlikely to have a materially adverse effect on the Company's financial position or operating results.

        OTHER COMMITMENTS - BCP Management, Inc., a wholly owned subsidiary of the Company, is general partner of BCP and has certain fiduciary responsibilities to BCP's unitholders. The Company believes that such responsibilities will not have a material adverse effect on its financial statements. BCP has entered into an agreement to convert existing ownership interests in the partnership into shares of a newly formed corporation. As a result of this transaction the Company would no longer be the general partner of BCP. The transaction is subject to unitholder approval.

                          PART I FINANCIAL INFORMATION


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is a comparison of sales and operating income (loss) by business unit on a consolidated and combined basis:

                        (dollars in millions)

                                               THREE MONTHS ENDED  MARCH 31,
                                               -----------------------------
    SALES                                          1997             1996
    Chemical                                     $  318.3        $  277.0
    BMG Dairies                                     203.8           222.4
    Decorative Products                              95.7            97.6
    Other                                            17.8            16.1
                                                 --------        --------
         Subtotal                                   635.6           613.1
    Businesses held for sale                         25.7           355.3(1)
                                                 --------        --------
    CONSOLIDATED NET SALES                       $  661.3        $  968.4
                                                 ========        ========

    Foods                                           418.6           462.0
    Wise  (2)                                        63.7            70.5
         Combining adjustments (3)                                  (70.5)
                                                 --------        --------
    COMBINED NET SALES                           $1,143.6        $1,430.4
                                                 ========        ========

                                                THREE MONTHS ENDED  MARCH 31,
                                                -----------------------------
    OPERATING INCOME (LOSS)                          1997          1996
      Chemical                                      $  30.8      $  32.6
      BMG Dairies                                       6.5          3.2
      Decorative Products                               7.1          9.3
      Other                                             1.1          2.5
      Corporate                                        (8.9)        71.1
                                                    -------      -------
           Subtotal                                    36.6        118.7
      Businesses held for sale                          1.8          0.9(1)
                                                    -------      -------
      CONSOLIDATED OPERATING INCOME                 $  38.4      $ 119.6
                                                    =======      =======

      Foods                                            (8.4)       (12.8)
      Wise  (2)                                        (1.4)        (4.1)
           Combining adjustments (3)                                 4.1
                                                    -------      -------
      COMBINED OPERATING INCOME (LOSS)              $  28.6      $ 106.8
                                                    =======      =======


(1) Includes Wise results prior to sale to affiliate on July 2, 1996.

(2) Represents 100% of Wise results for the applicable period presented.

(3) Represents an adjustment to exclude the Wise results included with consolidated results.

The Consolidated net sales from continuing operations for the quarter ended March 31, 1997 decreased 31.7% from the first quarter of 1996. The decrease from $968.4 million to $661.3 million was due mainly to the sale of businesses in 1996. The 67.9% decrease in the Company's operating income from $119.6 to $38.4 was caused primarily by the $82.9 million gain on the sale of a Spanish food company in 1996.

Combined Companies net sales decreased $286.8 million to $1,143.6 million primarily as a result of businesses sold during 1996. The $78.2 million decrease in combined operating income is a result of the same factors that affected the Company's operating income.

Chemical sales for 1997 increased 14.9% from $277.0 million to $318.3 million due to increased volume in North American adhesives and resins, higher coatings volume, and a partial pass through of higher raw material costs. Operating income decreased 5.5% from $32.6 million to $30.8 million reflecting the higher raw material costs and an increase in headcount for research and development to support the growth in North American adhesives and resins.

Borden/Meadow Gold Dairies' 1997 sales of $203.8 million decreased 8.4% or $18.6 million due to lower sales volume, which was partially offset by a $3.2 million favorable price variance. The lower sales volume was offset by higher gross margins and lower operating costs, which resulted in a $3.3 million increase in operating income from $3.2 million to $6.5 million.

1997 sales for Decorative Products decreased from 1996 by 1.9% or $1.9 million to $95.7 million from 1996. This slight decrease was caused by a reduction in sales volume to mass merchants, offset by higher volume from wallcovering trade exports. Operating income was down 23.7% or $2.2 million to $7.1 million due to the reduction in sales volume and to low-margin clearance sales in the first quarter of 1997.

Other sales (principally consumer adhesives) increased 10.6% from $16.1 million to $17.8 million. Operating income for the other segment decreased 56.0% from $2.5 million to $1.1 million, due partially to higher infrastructure costs and inventory cancellation costs.

Corporate operating results declined $80.0 million, from income of $71.1 million to an $8.9 million loss. The difference is due mainly to the $82.9 million gain on the sale of a Spanish food company in 1996.

Foods sales in 1997 declined 9.4% from $462.0 million to $418.6 million, mainly due to the effort to reduce unprofitable sales volume in certain segments. Operating loss improved 34.4% to $8.4 million from $12.8 million due primarily to lower raw material and promotional costs, partially offset by lower volume.

Wise's 1997 sales decreased $6.8 million or 9.6% from $70.5 million to $63.7 million resulting from reduced marketing activity and higher promotional pricing. Operating loss improved $2.7 million or 65.9% from $4.1 million to $1.4 million, the result of lower marketing expenses partially offset by the sales decline.

Other Non-operating Expense and Income Tax Expense

                                         CONSOLIDATED                   COMBINED
                                         ------------                   --------
                                 Three months ended March 31,  Three months ended March 31,
                                     1997           1996           1997           1996
                                   -------        -------        -------        -------
Other non-operating expense        $  23.0        $  20.3        $  17.3        $  20.1
Income tax expense                    10.1           50.1            5.4           42.4
                                   -------        -------        -------        -------

Other non-operating expense in the consolidated and the combined financial statements remained consistent from quarter to quarter. The fluctuation in income tax expense reflects a 1996 tax cost associated with the gain on the sale of a Spanish food company. The Company's 1997 effective tax rate of 66% is attributable to nondeductible accounting charges associated with the net investment in Foods and Wise. The Company's effective tax rate excluding the nondeductible accounting charges is 40%.


LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Cash used in consolidated operating activities during the first quarter of 1997 was $46.9 million compared to cash generated of $16.0 million for the first quarter of 1996. The first quarter 1997 operating cash flows from the combined companies amounted to a usage of $50.0 million compared to cash generated of $16.0 million in the first quarter of 1996. The decrease in cash flows was caused primarily by the absence of cash generated by businesses sold during 1996 and increased cash outflows for working capital in 1997. This decrease was partially offset by higher net income in the first quarter of 1997, exclusive of gain on divestiture in 1996.

INVESTING ACTIVITIES

Cash used in consolidated investing activities amounted to $12.7 million in 1997 compared to cash generated from investing activities of $86.3 million in 1996. The decrease is attributable to the $134.6 million in proceeds associated primarily with the sale of a Spanish food company in 1996. This was partially offset by a reduction in capital expenditures to $28.5 million in 1997 from $48.3 million in 1996.

Combined investing cash flows in 1997 amounted to a use of $23.5 million compared to a source of $86.3 million in 1996. The decrease is attributable to the sale of a Spanish food company. This was partially offset by a $11.1 million reduction in capital expenditures and by the collection of a receivable associated with the 1996 sale of the Spanish food company.

FINANCING ACTIVITIES

The first quarter 1997 consolidated and combined financing cash flows amounted to $30.7 million and $32.0 million, respectively. Net financing activities included $75 million in borrowings from the revolving line of credit partially offset by a $26.5 million repayment of medium term notes during the first quarter of 1997. The 1996 financing out flows of $102.1 million reflect the repayment of debt from the proceeds on the sale of a Spanish food company.

Item 1:  LEGAL PROCEEDINGS

The Internal Revenue Service ("IRS") has proposed adjustments to the utilization of certain capital losses in the Company's tax returns for the period 1989 to 1993. The Company filed a Petition for Readjustment in the U.S. Tax Court in July 1995. Trial is now scheduled for September 1997. If the Company's position is denied, the Company could incur tax liability of approximately $60 million, plus interest. The IRS may also seek penalties. During the first quarter, ACM Partnership v. Commissioner of Internal Revenue, a Tax Court case which the IRS contends raises similar issues, was decided against the taxpayer. The taxpayer in the ACM case has petitioned the Court for reconsideration of the decision.

Otherwise, there have been no material developments in the ongoing legal proceedings that are discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

The Company is involved in other litigation throughout the United States, which is considered to be in the ordinary course of the Company's business.

The Company believes, based upon the information it presently possesses, and taking into account its established reserves for estimated liability and its insurance coverage, that the ultimate outcome of the foregoing proceedings and actions is unlikely to have a materially adverse effect on the Company's financial position or operating results.

Item 6: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        a.     List of documents filed as part of this report.

                  1.      Financial Statements

                          All financial statements of the Registrant are set forth under Item 8 of this Report on Form 10-Q.

                  2.      Exhibits

                          (27)      Financial Data Schedule

                  3.      Financial Statement Schedules

                          The following are the separate financial statements of Foods Holdings and Wise Holdings filed in accordance with Rule 3-10 of Regulation S-X. Foods Holdings and Wise Holdings are guarantors of the Company's credit facility and all of the Company's outstanding publicly held debt.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
WISE HOLDINGS, INC. AND SUBSIDIARIES

                                                      Three Months Ended
                                                           March 31,
                                                   -------------------------
(Dollars in thousands)                               1997             1996
Net sales                                          $ 63,756         $ 70,547
Cost of goods sold                                   37,276           41,934
                                                   --------         --------

Gross margin                                         26,480           28,613

Distribution expense                                  6,216            6,454
Marketing expense                                    17,485           22,488
General & administrative expense                      4,096            4,000
                                                   --------         --------

Operating loss                                       (1,317)          (4,329)

Interest expense                                        265              309
Other income                                           (155)             (52)
                                                   --------         --------

Loss before income taxes                             (1,427)          (4,586)

Income tax benefit                                     (542)          (1,805)
                                                   --------         --------

Net loss                                           $  ( 885)        $ (2,781)
                                                   ========         ========

Per Share Data

Net loss                                           $  (8.85)        $ (27.81)

Average number of common shares outstanding
      during the period                                 100              100


See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
WISE HOLDINGS, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share amounts)
                                                                              March 31,           December 31,
ASSETS                                                                          1997                  1996
------                                                                        -------               -------
CURRENT                Cash and cash equivalents                              $ 1,479               $ 3,027
ASSETS                 Accounts receivable (less allowance                     25,091                23,771
                         for doubtful accounts of $1,371 and $1,345,
                         respectively)
                       Affiliated receivables                                     914                 1,251
                       Inventories:
                         Finished and in-process goods                          3,658                 3,744
                         Raw materials and supplies                             3,745                 5,339
                       Prepaids and other current assets                        5,080                 4,196
                                                                              -------               -------
                                                                               39,967                41,328
                                                                              -------               -------



PROPERTY               Land                                                     1,331                 1,331
AND                    Buildings and improvements                               4,751                 4,583
EQUIPMENT              Machinery and equipment                                 35,715                35,178
                                                                              -------               -------
                                                                               41,797                41,092
                       Less: Accumulated depreciation                          12,946                11,524
                                                                              -------               -------
                                                                               28,851                29,568
                                                                              -------               -------

INTANGIBLES            Trademarks (net of accumulated amortization of          17,747                17,865
AND                    $1,058 and $940 respectively)
OTHER ASSETS           Other assets                                             1,168                 1,918
                                                                              -------               -------
                                                                               18,915                19,783
                                                                              -------               -------

TOTAL ASSETS                                                                  $87,733               $90,679
                                                                              =======               =======


See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
WISE HOLDINGS, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share amounts)

                                                                            March 31,   December 31,
LIABILITIES AND SHAREHOLDER'S EQUITY                                          1997          1996
                                                                            -------        -------
CURRENT                  Short-term affiliated borrowings                   $ 2,200
LIABILITIES              Accounts and drafts payable                         10,935        $15,924
                         Affiliated payables                                  1,265          2,163
                         Accrued liabilities                                 15,733         14,415
                                                                            -------        -------
                                                                             30,133         32,502
                                                                            -------        -------

OTHER                    Affiliated long-term debt                           10,145         10,145
                         Post-employment benefits other than pensions        10,022          9,928
                         Other long-term liabilities                          1,702          1,472
                         Minority interest                                      667            683
                                                                            -------        -------
                                                                             22,536         22,228
                                                                            -------        -------

                         Commitments and Contingencies

SHAREHOLDER'S            Common stock - ($0.01 par value
EQUITY                       100 shares authorized, issued
                             and outstanding)
                         Paid in capital                                     34,200         34,200
                         Retained earnings (from July 2, 1996)                  864          1,749
                                                                            -------        -------
                                                                             35,064         35,949
                                                                            -------        -------


TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                  $87,733        $90,679
                                                                            =======        =======


See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
WISE HOLDINGS, INC. AND SUBSIDIARIES

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                          ----------------------
(Dollars in thousands)                                                                     1997            1996
                                                                                          -------        -------
CASH FLOWS                  Net loss                                                      $  (885)       $(2,781)
FROM (USED IN)              Adjustments to reconcile net loss to net cash
OPERATING                      from operating activities:
ACTIVITIES                  Minority interest share in income                                 (16)
                            Depreciation                                                    1,551          1,409
                            Amortization                                                      118            118
                            Other non-cash                                                   (111)            24
                            Net change in assets and liabilities:
                               Accounts receivables                                        (1,346)        (4,130)
                               Affiliated receivables                                         337
                               Inventories                                                  1,680            334
                               Prepaids and other current assets                             (884)           (70)
                               Other assets                                                   750            309
                               Accounts and drafts payable                                 (4,989)         1,241
                               Affiliated payables                                           (898)         1,598
                               Accrued liabilities                                          1,318           (967)
                               Post-employment benefits other than pensions                    94             64
                               Other long-term liabilities                                    230            192
                                                                                          -------        -------
                                                                                           (3,051)        (2,659)
                                                                                          -------        -------


CASH FLOWS                  Capital expenditures                                             (897)          (409)
FROM INVESTING              Proceeds from sales of equipment                                  200             90
ACTIVITIES                                                                                -------        -------
                                                                                             (697)          (319)
                                                                                          -------        -------



CASH FLOWS                  Other increases (decreases) in owner's investment                              3,269
(USED IN) FROM              Borrowings under affiliated revolving loan agreement            9,200
FINANCING                   Repayments under affiliated revolving loan agreement           (7,000)
ACTIVITIES                                                                                -------        -------
                                                                                            2,200          3,269
                                                                                          -------        -------

                            Increase (decrease) in cash and equivalents                   $(1,548)       $   291
                            Cash and equivalents at beginning of period                     3,027            601
                                                                                          -------        -------
                            Cash and equivalents at end of period                         $ 1,479        $   892
                                                                                          =======        =======

SUPPLEMENTAL              Cash paid:
DISCLOSURES                  Interest                                                     $   333        $    12
OF CASH FLOW
INFORMATION


See Notes to Condensed Consolidated Financial Statements

WISE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for per share information)

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

In September 1994, Borden, Inc. ("Borden") entered into a merger agreement, culminating in December 1994, that provided for the acquisition of all of Borden's outstanding common stock by affiliates of Kohlberg Kravis Roberts & Co. ("KKR"). Borden, a public registrant as a result of public debt that was outstanding prior to the acquisition, elected not to apply push down accounting in its consolidated financial statements and as such, Borden's financial statements (including Wise) are reported on Borden's historical cost basis. As discussed in the "Basis of Presentation," Wise's financial statements have been prepared on a purchase accounting basis from the date of KKR's acquisition of Borden. The effective date of the merger agreement was January 1, 1995 for accounting and financial statement presentation purposes.

Effective July 2, 1996, in a taxable transaction (the "Incorporation"), Borden sold its salty snacks business ("Wise operations") to BWHLLC, a KKR affiliate, for $45 million. The purchase price was based on an independent valuation of the business. There was no change in the financial reporting basis of the assets and liabilities as of July 2, 1996 from that described below under "Basis of Presentation" because Borden's principal stockholder continues to exercise significant financial control over Wise. Wise will fully and unconditionally guarantee obligations under Borden's credit facility and all of Borden's publicly held debt on a pari passu basis. In connection with this guarantee, Wise will receive an annual fee of $210.

The accompanying unaudited interim consolidated financial statements contain all adjustments, consisting only of normal adjustments, which in the opinion of management are necessary for a fair statement of the results for the interim periods. Results for the interim periods are not necessarily indicative of results for the full years.

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

As a result of the financial guarantee and in accordance with Regulation S-X rule 3-10, Borden is required to include in its filings with the Securities and Exchange Commission separate financial statements for Wise as if it were a registrant. The financial statements subsequent to the purchase by KKR have been prepared on a purchase accounting basis which allocates approximately $51 million of the original KKR purchase price of Borden to the salty snacks business. The purchase price has been allocated to tangible and intangible assets and liabilities of Wise based on the fair values at the date of acquisition.

The condensed consolidated financial statements of Wise include the financial position of Wise Holdings, Inc. and subsidiaries as of March 31, 1997 and December 31, 1996. These financial statements also include the statements of operations and cash flows of Wise for the three months ended March 31, 1997, and the salty snacks business of Borden, Inc. for the three months ended March 31, 1996.

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

Reclassification

Certain prior year amounts have been reclassified to conform with the 1997 presentation.

Income Taxes

Wise accounts for income taxes pursuant to Statement of Financial Accounting Standard (FAS) No. 109, Accounting for Income Taxes, which uses the liability method to calculate deferred income taxes. Subsequent to July 2, 1996, deferred income taxes are recorded to recognize the future effects of temporary differences which arise between financial statement assets and liabilities and their basis for income tax reporting purposes. Prior to July 2, 1996, Wise was included in Borden's consolidated tax return, and accordingly, income tax liabilities and assets determined on a separate return basis were included in Owner's Investment.

Per Share Information

Net loss per common share at March 31, 1997 is computed by dividing net loss by the weighted average number of common shares outstanding during the period ended March 31, 1997. Net loss per common share at March 31, 1996 is computed assuming that the shares were outstanding from July 2, 1996 to December 31, 1996.

Use of Estimates

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

3.  AFFILIATED LONG-TERM DEBT

In conjunction with the Incorporation, Wise entered into a long-term loan agreement (the "Loan Agreement") to borrow funds from Borden. The Loan Agreement provides for a revolving loan facility of up to $10 million maturing in December 1997, at a variable interest rate equal to Borden's cost of similar borrowings at 1/2% above a given bank's "base rate", and a $10.145 million term loan maturing in 1999 with a fixed interest rate of 11% and 12% in 1997 and 1996, respectively. A commitment fee of .375% is paid on the unused portion of the revolving loan. Wise had $2,200 of borrowings under the revolving agreement at March 31, 1997 and no borrowings at December 31, 1996. By agreement with Borden, interest charges and commitment fees under the term loan were calculated as if the borrowings were outstanding from January 1, 1996.

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

4. COMMITMENTS AND CONTINGENCIES

Environmental Contingencies

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

5.  RELATED PARTIES

In addition to affiliated debt and lease agreements, Wise is engaged in various transactions with Borden and its affiliated companies in the ordinary course of business. A subsidiary of Borden provides certain administrative services to Wise at negotiated fees. These services include: processing of payroll and active and retiree group insurance claims, administration of workers' compensation claims and securing insurance coverage for catastrophic claims. Wise reimburses the Borden subsidiary for payments for general disbursements, and general and group insurance and retirement benefit claims. The amount owed by Wise for these services is included in affiliated payables and was $524 and $703 at March 31, 1997 and December 31, 1996, respectively

Wise is generally self-insured for general insurance claims and post-employment benefits other than pensions. The liabilities for these obligations are included in Wise's financial statements. By agreement, Borden has retained the obligation for active group insurance claims incurred in 1996 and paid in 1997.

The following table summarizes the charges to Wise for these costs in the first quarter of 1997 and 1996:

                                                         QUARTER ENDED MARCH 31,
                                                         1997              1996
Employee benefits                                       $  471            $  368
Group and general insurance                              1,240             1,583
Information services                                        48                 0
Corporate staff departments and
   overhead                                                362               357
                                                        ------            ------
                                                        $2,121            $2,308
                                                        ======            ======

                        BORDEN FOODS HOLDINGS CORPORATION
                      STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                             THREE MONTHS ENDED MARCH 31,
                                                          ----------------------------------
($ IN 000'S, EXCEPT PER SHARE DATA)                          1997                     1996

NET TRADE SALES                                           $ 418,584                $ 462,038

COSTS AND EXPENSES
    Cost of goods sold                                      256,287                  286,100
    Selling, general and administrative                     147,220                  160,849
    Distribution expense                                     22,350                   26,616
                                                          ---------                ---------
OPERATING LOSS                                               (7,273)                 (11,527)
    Interest expense, net                                     3,993                    3,545
    Other, net                                                 (685)                     192
                                                          ---------                ---------
LOSS BEFORE INCOME TAXES                                    (10,581)                 (15,264)
Income tax benefit                                           (3,600)                  (6,174)
                                                          ---------                ---------
NET LOSS                                                  ($  6,981)               ($  9,090)
                                                          =========                =========


PER SHARE INFORMATION:

Net loss per common share                                 ($ 69,810)               ($ 90,900)

Average number of common shares outstanding                     100                      100
    during the period


See accompanying notes to the condensed financial statements.

                        BORDEN FOODS HOLDINGS CORPORATION
                           BALANCE SHEETS (UNAUDITED)
                   AS OF MARCH 31, 1997 AND DECEMBER 31, 1996

-----------------------------------------------------------------------------------------------------
ASSETS ($ IN 000'S)                                            MARCH 31,                 DECEMBER 31,
                                                                 1997                       1996
                                                              -----------                -----------
CURRENT ASSETS
    Cash  and equivalents                                     $    21,191                $    33,234
    Accounts receivable (net of allowance for
        doubtful accounts of $5,844 and $5,944)                   123,723                    153,654
    Other receivables                                              20,394                     17,332
    Inventories:
        Finished and in-process goods                             134,784                    140,452
        Raw materials and supplies                                 60,504                     59,523
    Deferred income taxes                                          21,552                     17,559
    Loans due from affiliates                                       4,836                      9,349
    Other amounts due from affiliates                               3,728                     24,972
    Other current assets                                           37,586                     32,435
                                                              -----------                -----------
                                                                  428,298                    488,510

OTHER NON CURRENT ASSETS                                            9,802                     10,329

PROPERTY AND EQUIPMENT
    Land                                                           22,964                     23,147
    Buildings and improvements                                     79,937                     82,568
    Machinery and equipment                                       241,720                    243,212
                                                              -----------                -----------
                                                                  344,621                    348,927
    Less: accumulated depreciation                                (70,166)                   (66,606)
                                                              -----------                -----------
                                                                  274,455                    282,321
                                                              -----------                -----------

INTANGIBLES
    Goodwill                                                      159,901                    161,296
    Trademarks and other intangibles                              202,453                    203,987
                                                              -----------                -----------
                                                                  362,354                    365,283
                                                              -----------                -----------
                                                              $ 1,074,909                $ 1,146,443
                                                              ===========                ===========


          See accompanying notes to the condensed financial statements

                        BORDEN FOODS HOLDINGS CORPORATION
                           BALANCE SHEETS (UNAUDITED)
                   AS OF MARCH 31, 1997 AND DECEMBER 31, 1996

---------------------------------------------------------------------------------------------------------------------------
LIABILITIES & SHAREHOLDER'S EQUITY ($ IN 000'S)                                       MARCH 31,                DECEMBER 31,
                                                                                        1997                      1996
                                                                                     -----------                ----------
CURRENT LIABILITIES
    Debt payable within one year                                                     $    16,834                $   15,707
    Loans due to affiliates                                                               62,634                    56,396
    Accounts and drafts payable                                                          118,557                   145,363
    Other amounts due to affiliates                                                       18,780                    32,527
    Accrued customer allowances                                                           63,791                    72,447
    Other current liabilities                                                            110,035                   116,568
                                                                                     -----------                ----------
                                                                                         390,631                   439,008

LONG-TERM LIABILITIES
    Long-term debt payable to Borden                                                     166,990                   166,990
    Other long-term debt                                                                   6,958                     6,701
    Deferred income taxes                                                                 41,920                    41,527
    Non-pension postemployment obligations                                                12,827                    12,906
    Other noncurrent liabilities                                                          10,691                    11,053
    Minority interest                                                                      3,958                     3,540
                                                                                     -----------                ----------
                                                                                         243,344                   242,717

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY

Common stock ($.01 par; 100 shares authorized, issued and outstanding)                        --                        --
Shareholder's investment in affiliate                                                     87,590                    87,859
Paid-in capital                                                                          346,013                   349,475
Accumulated translation account                                                           11,984                    25,056
Retained earnings from October 1, 1996                                                    (4,653)                    2,328
                                                                                     -----------                ----------
                                                                                         440,934                   464,718

                                                                                     -----------                ----------
                                                                                     $ 1,074,909                $1,146,443
                                                                                     ===========                ==========


          See accompanying notes to the condensed financial statements

                        BORDEN FOODS HOLDINGS CORPORATION
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                --------------------------------
($ IN 000'S)                                                                        1997                    1996
CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss                                                                      (6,981)                 (9,090)
        Adjustments to reconcile net loss to net cash provided by
        (used for) operating activities:
            Depreciation and amortization                                         11,304                  11,251
            Change in assets and liabilities:
                Accounts receivable                                               29,931                   2,163
                Other receivables                                                 (3,062)                  1,896
                Inventories                                                        4,687                   2,796
                Deferred income taxes                                             (3,993)
                Other current assets                                              (5,151)                 (2,483)
                Accounts payable                                                 (26,806)                 (9,551)
                Accrued customer allowances                                       (8,656)                  1,980
                Other current liabilities                                         (6,533)                 13,475
                Other amounts due to/from affiliates                              (2,866)
                Long-term assets and liabilities                                     897                    (972)
                Other, net                                                        (6,413)                  1,460
                                                                                --------                --------
    Net cash provided by (used for) operating activities                         (23,642)                 12,925
                                                                                --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital expenditures                                                  (7,726)                 (6,964)
                                                                                --------                --------
    Net cash used for investing activities                                        (7,726)                 (6,964)
                                                                                --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Other changes in owner's investment                                                            1,777
            Increase (decrease) in other long term debt                              257                  (7,542)
            Increase in loans due to/from affiliates                              17,942
            Increase in debt payable within one year                               1,127                     463
                                                                                --------                --------
    Net cash provided by (used for) financing activities                          19,326                  (5,302)
                                                                                --------                --------

Change in cash and equivalents                                                   (12,042)                    659
Cash and equivalents at beginning of year                                         33,233                  49,538
                                                                                ========                ========
Cash and equivalents at end of year                                             $ 21,191                $ 50,197
                                                                                ========                ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


CASH RECEIVED (PAID) DURING THE YEAR FOR:
    Interest, net                                                                (20,583)                  1,890
    Income taxes, foreign                                                         (1,455)                 (1,111)




          See accompanying notes to the condensed financial statements

BORDEN FOODS HOLDINGS CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
($ IN 000'S)


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

         In 1996, Borden Foods Corporation ("BFC") was formed for the purposes of acquiring and operating certain of Borden's food businesses ("Borden Foods"). Borden Foods Holdings Corporation ("Holdings"), a wholly owned subsidiary of Borden Foods Holdings, LLC (the "LLC"), owns approximately 98% of BFC; the remaining interest in BFC is owned directly by the LLC. Borden Foods Investment LP (the "Investment LP"), which is owned 30% by the LLC and 70% by BFC, was formed for the purposes of acquiring and holding certain trademarks associated with the operation of Borden Foods and holding a beneficial interest in a subsidiary of Borden which holds certain other Borden Foods trademarks. In certain circumstances, allocation of income and gains may differ from the ownership percentages indicated.

         Effective October 1, 1996, Borden, in a taxable transaction, sold Borden Foods and certain trademarks to BFC and the Investment LP, respectively, for $550,000 less assets transferred and liabilities assumed of $22,909. In connection with this sale, BFC issued long-term notes to Borden of $166,990 (see Note 4). The purchase price was based on an independent valuation of Borden Foods. There was no change in the book basis of Borden Foods' assets and liabilities as of October 1, 1996 because the sale was between related parties and Borden's principal stockholder will continue to control BFC. Borden will continue to exercise significant financial control over BFC. Holdings has fully and unconditionally guaranteed obligations under Borden's Credit Facility and all of Borden's publicly held debt on a pari passu basis. In connection with this guarantee, Holdings will charge Borden an annual fee of $1,050.

         BFC is a manufacturer and distributor of a variety of food products worldwide, including pasta, milk powder, processed cheese, sweetened condensed milk, concentrated lemon juice and bouillon. BFC's operations include 34 production facilities, 15 of which are located in the United States. The remaining facilities are located primarily in Europe and Latin America.

         The accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal adjustments, which in the opinion of management are necessary for the fair presentation of operating results for the interim period. Results for the interim period are subject to significant seasonal variations and are not necessarily indicative of results for the full year.


2.  BASIS OF PRESENTATION

         As a result of the financial guarantee and in accordance with Regulation S-X rule 3-10, Borden is required to include in its filings with the Securities and Exchange Commission separate condensed financial statements for Holdings as if it were a registrant. The accompanying condensed financial statements for the three months ended March 31, 1997 and 1996 were prepared on a purchase accounting basis which allocated approximately $750 million, plus cash retained, less debt assumed, of the December 1994 KKR purchase price to Holdings. The purchase price was allocated to tangible and intangible assets and liabilities of Borden Foods based on independent appraisals and management estimates.

         Prior to October 1, 1996, Borden Foods was managed as a division of Borden. Under this structure, Borden incurred various costs related to Borden Foods which included corporate and administrative expenses (see
         Note 4). The allocation of these costs, as well as intercompany purchases and sales, cash infusions and withdrawals and other transactions, were reflected in an Owner's Investment account through September 30, 1996. In connection with the formation of Holdings and the October 1,1996 sale, the net assets of Borden Foods have been recapitalized to reflect the resulting capital structure.

         The condensed financial statements include the accounts of Holdings after elimination of material intercompany accounts and transactions. Minority interest reflects the consolidation of international operations in which BFC owns more than a 50% interest but less than a 100% interest. The portion of BFC and the Investment LP directly owned by the LLC is recorded in Shareholder's Investment in Affiliate as of October 1, 1996.

         During 1996, the LLC sold equity interests to certain members of BFC's management for $5,323, resulting in an ownership interest in the LLC of approximately 2%.


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

         INCOME TAXES - Income taxes are accounted for using the liability method in accordance with SFAS No. 109 "Accounting for Income Taxes". Subsequent to October 1, 1996 Holdings is not included in the domestic consolidated tax return for Borden and deferred income taxes are recorded to recognize the future effects of temporary differences which arise between financial statement assets and liabilities and their bases for income tax reporting purposes. Prior to October 1, 1996, the domestic operations of Borden Foods were included in Borden's consolidated tax return and, accordingly, income tax assets and liabilities were included in an Owner's Investment account. Taxes related to foreign operations have been provided for in accordance with SFAS No. 109.

         Income tax benefits for the interim periods have been recorded in accordance with APB No. 28, "Interim Financial Reporting," which prescribes that each interim period is an integral part of the annual period and that interim tax provisions be computed under the effective rate approach.

         RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (FAS No. 128), "Earnings Per Share," which requires adoption in periods ending after December 15, 1997. The new statement supersedes and simplifies the standards for computing earnings per share (EPS) previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share." It replaces the presentation of primary EPS with a presentation of basic EPS. FAS No. 128 also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Adoption of the new standard will have no effect on Holdings' EPS calculation as shown in the accompanying financial statements.

         In addition, in February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129 (FAS No.
         129), "Disclosure of Information about Capital Structure," which requires adoption in periods ending after December 15, 1997. The statement establishes standards for disclosing information about an entity's capital structure. Adoption of the standard will have no effect on Holdings' capital structure as shown in the accompanying financial statements.


4.  RELATED PARTIES

         BFC is engaged in various transactions with Borden and its affiliates in the ordinary course of business. Subsequent to January 1, 1996, a subsidiary of Borden has provided certain administrative services to BFC at negotiated fees. These services include: processing of payroll and active and retiree group insurance claims, administration of workers compensation claims, and securing insurance coverage for catastrophic claims. BFC reimburses the Borden subsidiary for payments for general disbursements, and general and group insurance and postemployment benefit claims. The amount owed by BFC for reimbursement of payments and for services was $10,531 and $11,678 as of March 31, 1997 and December 31, 1996, respectively.

         BFC is generally self-insured for general insurance claims and postemployment benefits other than pensions. The liabilities for these obligations are included in Holdings' financial statements. By agreement, Borden has retained the obligation for active group insurance claims incurred in 1996 and paid in 1997.

         Employee pension benefits are provided under the Borden domestic pension plans to which BFC contributes. The U.S. employees participate in the Borden retirement savings plan. Borden also provides certain health and life insurance benefits for eligible employees. BFC has recognized expenses associated with these benefits, certain of which are determined and allocated by Borden's actuary. BFC has assumed an actuarially-determined portion of Borden's U.S. net pension liability, however this amount is considered to be an amount due to affiliate since Borden retains the legal obligation for these benefits.

         Subsequent to January 1, 1996, BFC manages its own receipts, disbursements and net cash position. Cash balances in international businesses which are not repatriated to the U.S. can be loaned to other Borden affiliates at a variable rate (currently LIBOR plus 0.75%) for generally a 30 day period. Net lendings or borrowings by international businesses subsequent to October 1, 1996 are included in amounts due from or to affiliates. Net loans due to international affiliates were $19,348 and $22,687 at March 31, 1997 and December 31, 1996,
         respectively.

         During 1996, BFC entered into a loan agreement (the "Loan Agreement") to borrow funds from Borden under a revolving loan facility and term loans. The revolving loan facility, which terminates on December 31, 1997, provided for borrowings up to $250 million at a variable interest rate equal to prime. Effective April 24, 1997 the revolving loan facility was adjusted to allow for borrowings up to $100 million. A commitment fee based on a variable rate tied to the public debt rating of Borden is charged on the unused portion of the revolving loan facility. The outstanding balance under the revolving loan facility was $38,450 and $24,360 at March 31, 1997 and December 31, 1996,
         respectively. Commitment fees charged on the unused portion of the revolving facility were $193 for the three months ended March 31, 1997.

         The loan agreement contains certain restrictions on the activities of BFC, including restrictions on liens, the incurrence of indebtedness, mergers and consolidations, sales of assets, investments, payments of dividends, changes in nature of business, prepayments of certain indebtedness, transactions with affiliates, capital expenditures, changes in control of BFC and the use of proceeds from asset sales.

         As an affiliated guarantor, Holdings' aggregate liability shall not exceed the greater of its outstanding affiliated borrowings or 95% of its adjusted net assets while Borden or any other obligated parties have obligations outstanding. Borden's outstanding credit facility and public borrowings amounted to approximately $955 million at March 31, 1997.

         In connection with the October 1, 1996 transaction, BFC issued $166,990 in long-term notes to Borden at a fixed 12% interest rate due on November 30, 1999. Effective January 1, 1997, the interest rate on the long-term notes to Borden was changed to 10.25%. Effective February 3, 1997, the interest rate on the revolving loan facility also was changed: borrowings with three days notice and which are outstanding at least 30 days will bear interest at Borden's cost of funds for similar borrowings plus 0.25%; currently LIBOR plus 1.50%. Same day borrowings will bear interest at Borden's cost of funds for similar borrowings; currently prime plus 0.50%.

         Interest expense on the long-term notes was $4,278 for the three months ended March 31, 1997. By agreement with Borden, interest charges and commitment fees under the Loan Agreement were calculated as if the borrowings under the Loan Agreement were outstanding as of January 1, 1996. Amounts payable for such charges were $3,701 and $20,849 as of March 31, 1997 and December 31, 1996, respectively.

         BFC performs certain administrative services on behalf of other Borden affiliates. These services include sales administration, promotion, purchasing, and research and development. BFC charged these affiliates $1,881 and $2,250 for such services for the three month periods ended March 31, 1997 and 1996, respectively. $1,014 and $1,261 were receivable at March 31, 1997 and December 31, 1996, respectively. BFC also sells certain merchandise to Borden affiliates, for which $2,714 and $12,984 were receivable at March 31, 1997 and December 31, 1996, respectively.

         Borden continues to provide executive, financial and strategic management to BFC for which it charges a quarterly fee of $250.


5.  ASSET WRITE-DOWNS AND BUSINESS REALIGNMENT

         In December 1996, management approved the closure of certain domestic pasta plants in 1997 in order to reduce its product line complexity and manufacturing capacity. Accordingly, $27,817 was provided in 1996 to write down the facilities to their net realizable value. Management anticipates certain additional costs to be incurred in 1997 related to these plant closures. No such charges were recorded in the three month period ended March 31, 1997.

         In March 1997, BFC announced its intention to sell certain businesses from its current portfolio which are considered not to be aligned with its "great tasting, wholesome, grain-based meal solution" strategy. Among the businesses to be sold are milk powder, processed cheese, sweetened condensed milk and reconstituted lemon juice. The method of disposition, timing and estimated proceeds are currently being evaluated. Management expects the proceeds from such dispositions to exceed their current carrying cost.


6.  COMMITMENTS AND CONTINGENCIES

         In July 1995, a Fresno, California jury returned a verdict against BFC for wrongful termination of a tomato packing agreement, for which $14.5 million was previously provided. In granting the award for lost profits to Helm Tomatoes, Inc., the jury found that while the business had a legal right to terminate the agreement, it was estopped from doing this by an oral representation made by a former employee. BFC is contesting the verdict.

         BFC is involved in certain other legal proceedings arising through the normal course of business. Other than that mentioned above, management is of the opinion that the final outcomes of such proceedings should not have a material impact on BFC's results of operations or financial position.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             BORDEN, INC.




Date:   May 15, 1997                         By/s/ William H. Carter
                                               ---------------------------------
                                             William H. Carter
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer and
                                             Principal Accounting  Officer)