Form 10-Q
period 1997-06-30
BORDEN INC
filed 1997-08-14
CIK 13239

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                    FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the quarterly period ended               June 30, 1997
                              --------------------------------------------------

Commission file number                            1-71
                      ----------------------------------------------------------

                                  BORDEN, INC.

              New Jersey                                    13-0511250
-------------------------------------------       ------------------------------
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

Number of shares of common stock, $0.01 par value, outstanding as of the close of business on August 14, 1997: 198,974,994

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

                                  BORDEN, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

Borden, Inc. ("Borden") Consolidated and Borden, Inc. and Affiliates Combined Financial Statements

     Consolidated Statements of Operations, three months ended June 30, 1997 and 1996........................4 six months ended June 30, 1997 and 1996.............................................................6
     Consolidated Balance Sheets, June 30, 1997 and December 31, 1996........................................8
     Consolidated Statements of Cash Flows, six months ended June 30, 1997 and 1996.........................10
     Consolidated Statement of Shareholders' Equity, six months ended June 30, 1996.........................12
     Combined Statements of Operations, three months ended June 30, 1997 and 1996...........................13 six months ended June 30, 1997 and 1996............................................................14
     Combined Balance Sheets, June 30, 1997 and December 31, 1996...........................................15
     Combined Statements of Cash Flows, six months ended June 30, 1997 and 1996.............................17
     Combined Statement of Shareholders' Equity, six months ended June 30, 1997.............................19
     Notes to Condensed Consolidated and Combined Financial Statements......................................20

Management's Discussion and Analysis of Financial Condition and Results of Operations.......................24

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................29
Item 6.  Exhibits, Guarantor Financial Statements, and Reports on Form 8-K..................................29

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

BORDEN, INC.

                                                            Three Months Ended
                                                                 June 30,
                                                          -----------------------
(In millions, except per share data)                        1997           1996
---------------------------------------------------------------------------------
Net sales                                                 $  488.6       $  776.0
Cost of goods sold                                           353.6          539.3
                                                          --------       --------

Gross margin                                                 135.0          236.7
                                                          --------       --------

Distribution expense                                          19.1           37.8
Marketing expense                                             41.2          103.7
General & administrative expense                              35.8           65.3
                                                          --------       --------

Operating income                                              38.9           29.9
                                                          --------       --------

Interest expense                                              24.3           28.9
Affiliated interest income                                    (6.4)
Other income                                                  (4.2)          (2.2)
                                                          --------       --------

Income from continuing operations
   Before income tax                                          25.2            3.2
Income tax expense                                             8.0            9.5
                                                          --------       --------

Income (loss) from continuing operations                      17.2           (6.3)
                                                          --------       --------

Discontinued operations:
   Income from operations, net of tax                          4.9            0.8
                                                          --------       --------

Net income (loss)                                             22.1           (5.5)
Preferred stock dividends                                    (18.4)         (18.4)
                                                          --------       --------

Net income (loss) applicable to common stock              $    3.7       $  (23.9)
                                                          ========       ========

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (continued)

BORDEN, INC.

                                                              Three Months Ended
                                                                   June 30,
                                                           ------------------------
(In millions, except per share data)                         1997           1996
-----------------------------------------------------------------------------------
 Per Share Data
 --------------

Income (loss) from continuing operations                  $     0.09      $  (0.03)
Discontinued operations:
      Income from operations                                    0.02
                                                          ----------      --------

Net income (loss)                                               0.11         (0.03)
Preferred stock dividends                                      (0.09)        (0.09)
                                                          ----------      --------

Net income (loss) per common share                        $     0.02      $  (0.12)
                                                          ==========      ========

Dividends per common share                                $     0.06
Dividends per preferred share                             $     0.75      $   0.75

Average number of common shares outstanding
     During the period                                        199.0          199.0


--------------------------------------------------------------------------------
See Notes to Consolidated and Combined Financial Statements

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)

BORDEN, INC.

                                                             Six Months Ended
                                                                 June 30,
                                                          -----------------------
(In millions, except per share data)                        1997         1996
---------------------------------------------------------------------------------
Net sales                                                 $  946.0     $  1,522.0
Cost of goods sold                                           692.8        1,068.9
                                                          --------     ----------

Gross margin                                                 253.2          453.1
                                                          --------     ----------

Distribution expense                                          36.2           74.9
Marketing expense                                             75.5          205.2
General & administrative expense                              83.7           93.0
Net (gain) on divestitures                                                  (66.2)
                                                          --------     ----------

Operating income                                              57.8          146.2
                                                          --------     ----------

Interest expense                                              47.8           55.4
Affiliated interest income                                   (11.4)
Other income                                                 (12.7)          (8.4)
                                                          --------     ----------

Income from continuing operations
       before income taxes                                    34.1           99.2
Income tax expense                                            15.6           58.7
                                                          --------     ----------

Income from continuing operations                             18.5           40.5
                                                          --------     ----------

Discontinued operations:
        Income (loss) from operations, net of tax              8.9           (1.6)
                                                          --------     ----------

Net income                                                    27.4           38.9
Preferred stock dividends                                    (36.9)         (36.9)
                                                          --------     ----------

Net (loss) income applicable to common stock              $   (9.5)    $      2.0
                                                          ========     ==========

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF  OPERATIONS  (UNAUDITED) (continued)

BORDEN, INC.

                                                            Six  Months Ended
                                                                 June 30,
                                                        --------------------------
(In millions, except per share data)                       1997            1996
----------------------------------------------------------------------------------

Per Share Data
--------------

Income  from continuing operations                      $     0.09      $     0.20
Discontinued operations:
       Income from operations                                 0.05
                                                        ----------      ----------

Net income                                                    0.14            0.20
Preferred stock dividends                                    (0.19)          (0.19)
                                                        ----------      ----------

Net (loss) income per common share                      $    (0.05)     $     0.01
                                                        ==========      ==========


Dividends per common share                              $     0.13
Dividends per preferred share                           $     1.50      $     1.50
Average number of common shares outstanding                  199.0           199.0
     during the period

--------------------------------------------------------------------------------
See Notes to Consolidated and Combined Financial Statements

CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

BORDEN, INC.

(In millions)

                                                                                           June 30,           December 31,
                                                                                           --------           ------------
ASSETS                                                                                       1997                1996
------------------------------------------------------------------------------------------------------------------------
CURRENT               Cash and equivalents                                                $    97.5           $   125.0
ASSETS                Accounts receivable (less allowance
                        for doubtful accounts of $18.4 and $15.7,
                        respectively)                                                         328.2               355.1
                      Inventories:
                        Finished and in-process goods                                         133.6               142.3
                        Raw materials and supplies                                             66.2                77.4
                      Deferred income taxes                                                   134.8               179.6
                      Other current assets                                                     42.1                45.9
                      Net assets of discontinued operation                                    172.9
                                                                                         ----------           ---------
                                                                                              975.3               925.3
                                                                                         ----------           ---------

------------------------------------------------------------------------------------------------------------------------


INVESTMENTS           Investments in affiliated companies                                     108.5               106.8
AND OTHER             Deferred income taxes                                                   159.7               213.4
ASSETS                Other assets                                                             70.0                89.0
                      Assets sold under contractual arrangement
                        (net of allowance of $873.2 and $866.0)                               676.3               701.0
                                                                                         ----------           ---------
                                                                                            1,014.5             1,110.2
                                                                                         ----------           ---------

------------------------------------------------------------------------------------------------------------------------


PROPERTY              Land                                                                     27.6                54.3
AND                   Buildings                                                               146.3               267.5
EQUIPMENT             Machinery and equipment                                                 742.4               934.3
                                                                                         ----------           ---------
                                                                                              916.3             1,256.1
                      Less accumulated depreciation                                          (440.8)             (693.7)
                                                                                         ----------           ---------
                                                                                              475.5               562.4
                                                                                         ----------           ---------

------------------------------------------------------------------------------------------------------------------------


INTANGIBLES   Intangibles resulting from
                        business acquisitions                                                  61.5               114.3
                                                                                         ----------           ---------

------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                             $  2,526.8           $ 2,712.2
                                                                                         ==========           =========


------------------------------------------------------------------------------------------------------------------------


See Notes to Consolidated and Combined Financial Statements

--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

BORDEN, INC.

(In millions)

                                                                                           June 30,         December 31,
                                                                                         -----------        ------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                                         1997               1996
------------------------------------------------------------------------------------------------------------------------

CURRENT                 Debt payable within one year                                      $   108.6           $   414.0
LIABILITIES             Accounts and drafts payable                                           200.1               254.9
                        Income taxes                                                          245.2               282.8
                        Other current liabilities                                             436.2               477.2
                                                                                         ----------         -----------
                                                                                              990.1             1,428.9
                                                                                         ----------         -----------


------------------------------------------------------------------------------------------------------------------------

OTHER                   Liabilities sold under contractual arrangement                        434.7               442.9
                        Long-term debt                                                        914.0               567.8
                        Non-pension post-employment
                            benefit obligations                                               251.0               285.9
                        Other long-term liabilities                                            93.2               126.6
                                                                                         ----------         -----------

                                                                                            1,692.9             1,423.2
                                                                                         ----------         -----------
                         Commitments and Contingencies

------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS'            Preferred stock - Issued 24,754,751                                  614.4               614.4
EQUITY                   Common stock - $0.01 par value
                           Authorized 300,000,000 shares
                           Issued 198,974,994                                                   2.0                 2.0
                          Paid in capital                                                     382.1               379.9
                          Receivable from parent                                             (443.6)             (443.6)
                          Accumulated translation adjustment                                  (36.2)              (27.2)
                          Minimum pension liability and other                                (109.2)             (109.2)
                          Retained deficit                                                   (565.7)             (556.2)
                                                                                         ----------         -----------
                                                                                             (156.2)             (139.9)
                                                                                         ----------         -----------


------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $  2,526.8         $   2,712.2
                                                                                         ==========         ===========

------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated and Combined Financial Statements


--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

BORDEN, INC.

                                                                                                   Six Months Ended
                                                                                            -------------------------------
(In Millions)                                                                                  1997                 1996
---------------------------------------------------------------------------------------------------------------------------


CASH FLOWS                  Net income                                                      $    27.4            $    38.9
(USED IN) FROM              Adjustments to reconcile net income to net
OPERATING                   cash from operating activities:
ACTIVITIES:                 Depreciation and amortization                                        22.2                 45.1
                            Gain on divestiture, net                                                                 (66.2)
                            Unrealized gain on interest rate swap                                (2.7)               (11.7)
                            Loss on net assets sold under contractual arrangement                 4.5
                            Restructuring                                                        (1.7)                (6.4)
                            Net change in assets and liabilities:
                               Trade receivables                                                (37.0)               (36.7)
                               Inventories                                                       (7.7)                 3.2
                               Trade payables                                                    16.1                  4.4
                               Current and deferred taxes                                         9.8                 28.2
                               Other assets                                                       6.8                 15.1
                               Other liabilities                                                (41.1)                 3.0
                               Discontinued operations, working capital, cash
                                and non cash charges                                            (11.4)                14.8
                                                                                            ---------            ---------
                                                                                                (14.8)                31.7
                                                                                            ---------            ---------

---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS
FROM                        Capital expenditures                                                (63.5)              (110.0)
INVESTING                   Divestiture of businesses                                            53.9                135.9
ACTIVITIES                  Investment in affiliates                                             (7.6)
                                                                                            ---------            ---------
                                                                                                (17.2)                25.9
                                                                                            ---------            ---------

---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS
FROM (USED IN)              Increase (decrease) in short-term debt                               26.0                (35.9)
FINANCING                   Borrowings of long-term debt                                        362.4                  5.7
ACTIVITIES                  Repayment of long-term debt                                        (347.0)
                            Increase in minority interest                                                              9.3
                            Interest received from parent                                        25.5
                            Common stock dividends paid                                         (25.5)
                            Preferred stock dividends paid                                      (36.9)               (36.9)
                                                                                            ---------            ----------
                                                                                                  4.5                (57.8)
                                                                                            ---------            ----------
---------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

BORDEN, INC.

                                                                                                     Six Months Ended
                                                                                                          June 30,
                                                                                            ---------------------------------
(In millions)                                                                                    1997                 1996
-----------------------------------------------------------------------------------------------------------------------------
                            Decrease in cash and equivalents                                $     (27.5)           $    (0.2)
                            Cash and equivalents at beginning
                               of period                                                          125.0                146.2
                                                                                             ----------             --------
                            Cash and equivalents at end
                               of period                                                     $     97.5             $  146.0
                                                                                             ==========             ========

-----------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL                Cash paid:
DISCLOSURES                    Interest                                                       $    25.2            $    42.8
OF CASH FLOW                   Income taxes                                                        11.7                 23.0
INFORMATION                 Non-cash activity:
                               Capital contribution by parent                                      12.2
                               Reclassification of note from long-term
                               to short-term                                                                           296.7
-----------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated and Combined Financial Statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
BORDEN, INC.

(In millions)
------------------------- ---------- ----------- ----------- ----------- ------------ ----------- ------------ -----------
                                                                                       Minimum
                          Preferred    Common     Paid-in    Receivable  Accumulated   Pension    Accumulated    Total
                            Stock      Stock      Capital       from     Translation  Liability     Deficit
                                                               Parent    Adjustment   And Other

-------------------------- ---------- ----------- ----------- ----------- ------------ ----------- ------------ -----------
Balance, December 31, 1996 $  614.4      $  2.0  $  379.9    $  (443.6)   $  (27.2)   $  (109.2)    $ (556.2)   $(139.9)
-------------------------- ---------- ----------- ----------- ----------- ------------ ----------- ------------ -----------
Net Income                                                                                              27.4       27.4
Cash dividends -                                                                                       (36.9)     (36.9)
  preferred
Translation adjustments                                                       (9.0)                                (9.0)
Interest accrued on                                  15.5                                                          15.5
  notes from parent
Cash dividends - common                             (25.5)                                                        (25.5)
  stock
Capital contribution
  from parent                                        12.2                                                          12.2

-------------------------- ---------- ----------- ----------- ----------- ------------ ----------- ------------ -----------

Balance, June 30, 1997     $  614.4      $  2.0  $  382.1    $  (443.6)   $  (36.2)   $  (109.2)   $  (565.7)   $(156.2)

-------------------------- ---------- ----------- ----------- ----------- ------------ ----------- ------------ -----------

See Notes to Condensed Consolidated and Combined Financial Statements

--------------------------------------------------------------------------------
COMBINED STATEMENTS OF OPERATIONS  (UNAUDITED)

BORDEN, INC. AND AFFILIATES

                                                    Three Months Ended
                                                         June 30,
                                                 --------------------------
(In millions)                                       1997         1996
---------------------------------------------------------------------------
Net sales                                         $  995.3     $1,227.2
Cost of goods sold                                   655.3        823.2
                                                  --------     --------
Gross margin                                         340.0        404.0
                                                  --------     --------

Distribution expense                                  50.0         64.3
Marketing expense                                    171.5        226.9
General & administrative expense                      67.6         76.0
                                                  --------     --------

Operating income                                      50.9         36.8
                                                  --------     --------

Interest expense                                      24.6         29.7
Other income                                          (0.5)        (4.9)
                                                  --------     --------

Income from continuing operations
  before income taxes                                 26.8         12.0
Income tax expense                                    11.4          4.6
                                                  --------     --------

Income from continuing operations                     15.4          7.4
                                                  --------     --------

Discontinued operations:
  Income from operations, net of tax                   4.9          3.8
                                                  --------     --------

Net income                                            20.3         11.2
Preferred stock dividends                            (18.4)       (18.4)
                                                  --------     --------

Net income (loss) applicable to common stock      $    1.9     $   (7.2)
                                                  ========     ========


--------------------------------------------------------------------------------
See Notes to Consolidated and Combined Financial Statements

--------------------------------------------------------------------------------
COMBINED STATEMENTS OF OPEATIONS  (UNAUDITED)

BORDEN, INC AND AFFILIATES

                                                        Six Months Ended
                                                            June 30,
                                                  -----------------------------
(In millions)                                         1997           1996
--------------------------------------------------------------------------------
Net sales                                           $1,935.1       $2,435.3
Cost of goods sold                                   1,289.1        1,639.6
                                                    --------       --------

Gross margin                                           646.0          795.7
                                                    --------       --------

Distribution expense                                    95.7          127.9
Marketing expense                                      346.6          468.3
General & administrative expense                       143.8          142.2
Gain on divestiture                                                   (82.9)
                                                    --------       --------

Operating income                                        59.9          140.2
                                                    --------       --------

Interest expense                                        48.4           57.2
Other income                                           (20.1)         (12.6)
                                                    --------       --------


Income from continuing operations
     before income taxes                                31.6           95.6
Income tax expense                                      14.3           46.1
                                                    --------       --------

Income from continuing operations                       17.3           49.5
                                                    --------       --------

Discontinued operations:
       Income from operations                            8.9            6.1
                                                    --------       --------

Net income                                              26.2           55.6
Preferred stock dividends                              (36.9)         (36.9)
                                                    --------       --------

Net  (loss) income  applicable to common stock      $  (10.7)      $   18.7
                                                    ========       ========




--------------------------------------------------------------------------------

See Notes to Consolidated and Combined Financial Statements

--------------------------------------------------------------------------------
COMBINED BALANCE SHEETS (UNAUDITED)
BORDEN, INC. AND AFFILIATES

(In millions)

                                                                                              June 30,           December 31,
                                                                                             ----------          -----------
ASSETS                                                                                          1997                 1996
---------------------------------------------------------------------------------------------------------------------------
CURRENT                  Cash and equivalents                                                $    113.9            $  160.2
ASSETS                   Accounts receivable (less allowance
                             For doubtful accounts of $26.0 and $23.0
                             respectively)                                                        510.2               549.9
                         Inventories:
                           Finished and in-process goods                                          286.2               286.5
                           Raw materials and supplies                                             125.4               142.3
                         Deferred income taxes                                                    165.2               202.3
                         Other current assets                                                      75.5                82.4
                         Net assets of discontinued operation                                     172.9
                                                                                            -----------        ------------
                                                                                                1,449.3             1,423.6
                                                                                            -----------        ------------


---------------------------------------------------------------------------------------------------------------------------

INVESTMENTS              Investments in affiliated companies                                      108.5               106.8
AND OTHER                Deferred income taxes                                                    251.1               267.9
ASSETS                   Other assets                                                              86.3               106.9
                                                                                            -----------        ------------
                                                                                                  445.9               481.6
                                                                                            -----------        ------------

---------------------------------------------------------------------------------------------------------------------------

PROPERTY                 Land                                                                      48.7                75.9
AND                      Buildings                                                                317.9               441.0
EQUIPMENT                Machinery and equipment                                                1,316.8             1,504.3
                                                                                            -----------        ------------
                                                                                                1,683.4             2,021.2
                         Less accumulated depreciation                                           (879.4)           (1,116.1)
                                                                                            -----------        ------------
                                                                                                  804.0               905.1
                                                                                            -----------        ------------

INTANGIBLES              Intangibles resulting from
                           business acquisitions                                                  435.6               495.7
                                                                                            -----------        ------------

----------------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                                $   3,134.8        $    3,306.0
                                                                                            ===========        ============


--------------------------------------------------------------------------------
See Notes to Consolidated and Combined Financial Statements

--------------------------------------------------------------------------------
COMBINED BALANCE SHEETS  (UNAUDITED)

BORDEN, INC. AND AFFILIATES

(In millions)

                                                                                          June 30,           December 31,
                                                                                          ---------          ------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                                        1997                 1996
------------------------------------------------------------------------------------------------------------------------

CURRENT                 Debt payable within one year                                      $   121.3           $   421.8
LIABILITIES             Accounts and drafts payable                                           342.4               412.5
                        Income taxes                                                          248.9               304.0
                        Other current liabilities                                             621.3               646.1
                                                                                         ----------          ----------
                                                                                            1,333.9             1,784.4
                                                                                         ----------          ----------

------------------------------------------------------------------------------------------------------------------------

OTHER                   Long-term debt                                                        927.9               582.4
                        Non-pension post-employment
                            benefit obligations                                               273.4               308.2
                        Other long-term liabilities                                           141.0               135.6
                                                                                         ----------          ----------
                        Commitments Contingencies                                           1,342.3             1,026.2
                                                                                         ----------          ----------

------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS'           Preferred stock - Issued 24,574,751                                   614.4               614.4
EQUITY                  Common stock - $0.01 par value
                            Authorized 300,000,000 shares
                            Issued 198,974,994                                                  2.0                 2.0
                        Paid in capital                                                       685.3               683.1
                        Receivable from parent                                               (443.6)             (443.6)
                        Affiliate's interest in subsidiary                                     87.6                87.9
                        Accumulated translation adjustment                                   (149.2)             (121.2)
                        Minimum pension liability and other                                  (109.2)             (109.2)
                        Retained deficit                                                     (228.7)             (218.0)
                                                                                         ----------          ----------
                                                                                              458.6               495.4
                                                                                         ----------          ----------

------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $  3,134.8          $  3,306.0
                                                                                         ==========          ==========

------------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------
See Notes to Consolidated and Combined Financial Statements

--------------------------------------------------------------------------------
COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

BORDEN, INC. AND AFFILIATES

                                                                                                     Six Months Ended
                                                                                                         June 30,
                                                                                               -----------------------------
(In millions                                                                                      1997                1996
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS                  Net income                                                          $  26.2            $   55.6
(USED IN) FROM              Adjustments to reconcile net income to net
OPERATING                      cash from operating activities:
ACTIVITIES                  Depreciation and amortization                                          51.2                68.7
                            (Gain) on divestiture                                                                     (82.9)
                            Unrealized (gain) on interest rate swap                               ( 2.7)              (11.7)
                            Restructuring                                                          (1.7)               (6.5)
                            Net change in assets and liabilities:
                               Trade receivables                                                  (23.2)              (23.9)
                               Inventories                                                        (10.5)              (25.9)
                               Trade payables                                                      (4.1)                5.8
                               Current and deferred taxes                                         (13.2)               27.6
                               Other assets                                                        19.2                12.6
                               Other liabilities                                                  (59.1)               (9.4)
                               Discontinued operations, working capital, cash and
                                   non cash charges                                               (11.4)               21.7
                                                                                                -------            --------
                                                                                                  (29.3)               31.7
                                                                                                -------            --------

----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS
(USED IN) FROM              Capital expenditures                                                 ( 79.5)             (110.0)
INVESTING                   Divestiture of businesses                                              53.9               135.9
                                                                                                -------            --------
ACTIVITIES                                                                                        (25.6)               25.9
                                                                                                -------            --------

----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS
FROM (USED IN)              Increase (decrease) in short-term debt                                 30.8               (35.9)
FINANCING                   Borrowings of long-term debt                                          361.7                 5.7
ACTIVITIES                  Repayment of long-term debt                                          (347.0)
                            Increase in minority interest                                                               9.3
                            Interest received from parent                                          25.5
                            Common stock dividends paid                                           (25.5)
                            Preferred stock dividends paid                                        (36.9)              (36.9)
                                                                                                -------            --------
                                                                                                    8.6               (57.8)
                                                                                                -------            --------
----------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

BORDEN, INC.

                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                             -------------------------------
(In millions)                                                                                  1997                   1996
----------------------------------------------------------------------------------------------------------------------------
                            Decrease in cash and equivalents                                 $   (46.3)                (0.2)
                            Cash and equivalents at beginning
                               of period                                                         160.2                146.2
                                                                                             ---------             --------
                            Cash and equivalents at end
                               of period                                                     $   113.9             $  146.0
                                                                                             =========             ========

----------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL                Cash paid:
DISCLOSURES                    Interest                                                     $     35.1            $    42.8
OF CASH FLOW                   Income taxes                                                       33.2                 23.0
INFORMATION                 Non-cash activity:
                               Capital contribution by parent                                     12.2
                               Reclassification of note from long-term
                               to short-term                                                                          296.7

--------------------------------------------------------------------------------
See Notes to Consolidated and Combined Financial Statements

COMBINED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
BORDEN, INC. AND AFFILIATES

(In millions)
-------------------------- ---------- --------- ----------- ----------- ----------- ------------ ----------- ------------ ----------
                                                                                                   Minimum
                           Preferred   Common    Paid-in    Receivable  Affiliate's  Accumulated   Pension    Accumulated   Total
                             Stock      Stock    Capital       From      Interest    Translation  Liability    Deficit
                                                              Parent        in       Adjustment   And Other
                                                                        Subsidiary

-------------------------- ---------- --------- ----------- ----------- ----------- ------------ ----------- ------------ ----------
Balance, December 31, 1996  $  614.4    $ 2.0   $  683.1    $ (443.6)   $ 87.9      $  (121.2)   $ (109.2)   $ (218.0)     $ 495.4
-------------------------- ---------- --------- ----------- ----------- ----------- ------------ ----------- ------------ ----------
Net Income                                                                                                       26.2         26.2
Cash dividends -                                                                                                (36.9)       (36.9)
  preferred
Translation adjustments                                                                 (28.0)                              ( 28.0)
Interest accrued on                                 15.5                                                                      15.5
  notes from parent
Cash dividends - common                            (25.5)                                                                    (25.5)
  stock
Capital contribution                                12.2                                                                      12.2
  from parent
Affiliate's interest in                                                  ( 0.3)                                               (0.3)
  subsidiary
-------------------------- ---------- --------- ----------- ----------- ----------- ------------ ----------- ------------ ----------

Balance, June 30, 1997       $ 614.4    $ 2.0   $  685.3    $ (443.6)   $ 87.6      $  (149.2)   $ (109.2)   $ (228.7)     $ 458.6
-------------------------- ---------- --------- ----------- ----------- ----------- ------------ ----------- ------------ ----------

See Notes to Condensed Consolidated and Combined Financial Statements

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

    (Dollars in millions except per share amounts and as otherwise indicated)

1.   Basis of Presentation

     Borden, Inc. (the "Company") conducts operations in the following businesses: adhesives and resins ("Chemical"), fresh dairy products ("Dairy"), decorative products and wallcoverings ("Decorative Products") and consumer adhesives and business services ("Other"). Borden, Inc. and Affiliates (the "Combined Companies") includes the financial condition and results of operations of the Company with the financial condition and results of operations of the Company's former international and domestic food operations ("Foods") and former salty snacks business ("Wise"). As explained in Note 4, the Company has signed a definitive agreement to sell its Dairy business.

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

2.   Summary of Significant Accounting Policies

     ASSETS AND LIABILITIES HELD UNDER CONTRACTUAL ARRANGEMENTS - Because management of the Company exercises significant control over Wise and Foods, the assets and liabilities of Wise and Foods, as of their respective sale dates, are classified as "sold under contractual arrangements" in the consolidated financial statements. In addition, any future losses incurred by Wise and Foods will be recorded in the consolidated financial statements to the extent of the Company's net investment in Wise and Foods. At June 30, 1997 the Company's net investment in Wise and Foods was $6.8 and $234.8, respectively. The Company recorded losses totaling $1.4 for Wise and $3.1 for Foods through June 30, 1997. The losses are recorded as a non-operating item in the consolidated results of operations.

     The Combined Companies continue to report Wise and Foods at the Company's historical values since they remain a member of the controlled group and since in management's best estimate, future operating cash flows from Wise and Foods are expected to exceed the historical carrying value of the business.

     RECENTLY ISSUED ACCOUNTING STATEMENTS - The Financial Accounting Standards Board has recently issued two new accounting standards, Statement 130, Reporting Comprehensive Income and Statement 131, Disclosures about Segments of an Enterprise and Related Information. These statements will affect the disclosure requirement for the 1998 annual financial statements. The Company is currently evaluating the effect of these new statements.

     RECLASSIFICATION - Certain prior year amounts have been reclassified to conform with the 1997 presentation.

3.   ASSET WRITE-DOWNS AND BUSINESS REALIGNMENT

     In December 1996, management approved the closure of certain domestic pasta plants in 1997 in order to reduce its product line complexity and manufacturing capacity. Accordingly, the Combined Company provided 27.8 million in 1996 to write down the facilities to their net realizable value. Management anticipates certain additional costs to be incurred in 1997 related to these plant closures; such charges totaled $3.3 million for the six month period ended June 30, 1997. On July 11, 1997 operations at two of these plants were ceased.

     In March 1997, Foods announced its intention to sell certain businesses from its current portfolio which are considered not to be aligned with its "grain-based meal solution" strategy. Among the businesses to be sold are milk powder, processed cheese, sweetened condensed milk and reconstituted lemon juice. The method of disposition, timing and estimated proceeds are currently being evaluated. Management expects the proceeds from such dispositions to exceed their current carrying cost.

4.   DISCONTINUED OPERATIONS

     On May 22, 1997, the Company announced a definitive agreement for the sale of its Dairy business to Mid-America Dairymen, Inc. for cash proceeds of $435 million, subject to adjustments. The transaction is expected to close in the third quarter of 1997. The after tax gain on the transaction is expected to be in excess of $120 million. Proceeds from the transaction will be used by the Company to pay down debt and invest in its businesses. The Dairy operations are a segment of the Company's business as defined in APB 30 and as such the results of the Dairy operations have been reclassified to discontinued operations. The gain on the sale will be recorded in discontinued operations once the transaction is completed. Net assets of $172.9 related to the discontinued operation have been segregated in the June 30, 1997 balance sheets. This amount consists of the assets and liabilities of the business to be sold.

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

     The results indicated below for Dairy and Foods have been reported separately as discontinued operations in the consolidated statements of operations. Dairy is included in the 1997 and 1996 results while Foods is included in the 1996 results only.

                                                                       1997                      1996
-----------------------------------------------------------------------------------------------------------
         Net Sales:
              Quarter Ended June 30                                     210.4                    681.0
              Year-to-date June 30                                      414.2                  1,365.4
         Income (loss) before income taxes
              Quarter ended June 30                                       8.5
              Year-to-date June 30                                       15.0                     (9.4)
         Income tax expense
              Quarter ended June 30                                       3.5                     (0.8)
              Year-to-date June 30                                        6.1                     (7.8)
         Income (loss)  from discontinued operations
              Quarter ended June 30                                       4.9                      0.8
              Year-to-date June 30                                        8.9                     (1.6)
-----------------------------------------------------------------------------------------------------------



     The results indicated below for Dairy have been reported separately as discontinued operations in the combined statements of operations.

                                                                        1997                       1996
-----------------------------------------------------------------------------------------------------------
     Net sales:
         Quarter ended June 30                                          210.4                      229.8
         Year-to-date June 30                                           414.2                      452.2
     Income before taxes
         Quarter ended June 30                                            8.5                        7.8
         Year-to-date June 30                                            15.0                       11.0
     Income tax expense
         Quarter ended June 30                                            3.5                        4.0
         Year-to-date June 30                                             6.1                        4.9
     Income from discontinued operations
         Quarter ended June 30                                            4.9                        3.8
         Year-to-date June 30                                             8.9                        6.1

-----------------------------------------------------------------------------------------------------------


 5.   COMMITMENTS AND CONTINGENCIES

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

     BCP has entered into an agreement to convert existing ownership interests in the partnership into shares of a newly formed corporation. Conversion to corporate form is subject to unitholder approval. If this conversion is approved, a subsidiary of the Company will no longer be the general partner of BCP. Recent tax legislation will permit BCP to continue to be taxed as a partnership and not as a corporation as would have been the case prior to the legislation's enactment. The board of directors of BCP's general partner will consider the effects of this legislation in their decision whether BCP should convert to corporate form or to remain a master limited partnership.

                          PART I FINANCIAL INFORMATION
                          ----------------------------

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is a comparison of sales and operating income by business unit:

(Dollars in millions)
------------------------------------------------------------------------------------------------
                                         THREE MONTHS ENDED JUNE 30     SIX MONTHS ENDED JUNE 30
SALES                                         1997         1996           1997           1996
------------------------------------     ----------     ---------       --------       --------

Chemical                                   $  328.1      $  293.3       $  646.4       $  570.2
Decorative Products                           101.6          93.1          197.3          190.7
Other                                          31.1          28.5           48.9           44.6
                                           --------      --------       --------       --------
   Subtotal                                   460.8         414.9          892.6          805.5
Business held for sale (1)                     27.8         361.1           53.4          716.5
                                           --------      --------       --------       --------
CONSOLIDATED NET SALES                        488.6         776.0          946.0        1,522.0

Foods                                         435.0         451.2          853.6          913.3
Wise (2)                                       71.7          73.5          135.5          144.1
Combining Adjustments (3)                                   (73.5)                       (144.1)
                                           --------      --------       --------       --------
COMBINED NET SALES                         $  995.3      $1,227.2       $1,935.1       $2,435.3
                                           ========      ========       ========       ========


                                         THREE MONTHS ENDED JUNE 30     SIX MONTHS ENDED JUNE 30
OPERATING INCOME                             1997          1996           1997           1996
------------------------------------     ----------     ---------       --------       --------
Chemical                                   $   34.3      $   36.0       $   65.0       $   68.5
Decorative Products                            11.4           8.6           18.5           17.9
Other                                           2.6           5.3            3.7            7.8
Corporate                                      (9.9)        (27.4)         (31.5)          43.6
                                           --------      --------       --------       --------
   Subtotal                                    38.4          22.5           55.7          137.8
Business held for sale (1)                      0.5           7.4            2.1            8.4
                                           --------      --------       --------       --------
CONSOLIDATED OPERATING INCOME                  38.9          29.9           57.8          146.2

Foods                                          12.5          (9.8)           3.9          (22.7)
Wise(2)                                        (0.5)         (2.0)          (1.8)          (6.1)
Combining Adjustments(3)                                     18.7                          22.8
                                           --------      --------       --------       --------
COMBINED OPERATING INCOME                  $   50.9      $   36.8       $   59.9       $  140.2
                                           ========      ========       ========       ========

--------------------------------------------------------------------------------

(1)  Includes Wise results prior to sale to affiliate on July 2, 1996.
(2)  Represents 100% of Wise results for the applicable period presented
(3) Represents an adjustment to exclude the Wise results included with consolidated results.

CONSOLIDATED AND COMBINED QUARTER ENDED JUNE 30, 1997
VERSUS QUARTER ENDED JUNE 30, 1996

Consolidated net sales from continuing operations for the three months ended June 30, 1997 decreased $287.4 million to $488.6 million. This 37.0% decrease was mainly the result of businesses divested in 1996, which are included in 1996 sales. Excluding the effect of these divested businesses, consolidated sales rose from $414.9 million in 1996 to $460.8 million in 1997, an 11.1% increase. Operating income for the three months ended June 30, 1997 was $38.9 million, an increase of $9.0 million from 1996 operating income of $29.9 million. This change was primarily the result of a $16.7 million loss on the sale of Wise in 1996. This loss was partially offset in 1996 by higher income from businesses held for sale, which were later divested in 1996.

Chemical sales increased $34.8 million or 11.9% in the second quarter of 1997. The increase was due mainly to volume increases in Forest Products. Forest Products and Foundry & Industrial Products have both experienced increases in raw materials costs in 1997 which were only partly passed on to customers. The resulting margin declines, as well as infrastructure investments, have more than offset the profits on increased volume in 1997 and have contributed to a $1.7 million decline in operating income.

Decorative Products sales increased $8.5 million or 9.1% in the second quarter of 1997. The increase is largely due to increased wallcoverings sales in the US and into Eastern Europe offset partially by a reduction in sales in the UK. Sales for the flexible films and sheeting business improved in 1997 mainly because of increased volume in the pool liner and industrial film lines. Operating income increased $2.8 million or 32.6% primarily due to reduced selling expenses and improving manufacturing efficiencies in the North America operation.

Corporate operating expenses for the second quarter improved from $27.4 million in the second quarter of 1996 to $9.9 million in 1997. This change was due to a $16.7 million one-time charge for the loss on the sale of Wise to an affiliate of the Company in the second quarter of 1996.

Food sales decreased $16.2 million or 3.6% from the second quarter of 1996. Sales for the pasta business decreased due to the rationalization of unprofitable sales volume. Cheese sales were also down as a result of lower spending on promotions when compared to 1996. Operating income improved from a loss of $9.8 million in the second quarter of 1996 to income of $12.5 million in the second quarter of 1997. The improvement was due mainly to favorable raw materials costs and reduction of unprofitable volume in the pasta business, trade spending reductions and improved margins in the Signature Flavors business, and favorable raw material costs in the International Foods business.

Wise sales decreased $1.8 million or 2.4% from the second quarter of 1996. The lower sales resulted from the continued program to eliminate unprofitable promotional pricing on potato chips. Increased volume of Cheez Doodles helped to mitigate the potato chip decline. Operating results improved from a loss of $2.0 million in the second quarter of 1996 to a loss of $0.5 million in 1997. The earnings improvement was the result of decreased marketing expenditures and ongoing manufacturing cost savings.

CONSOLIDATED AND COMBINED SIX  MONTHS ENDED JUNE 30, 1997
VERSUS SIX MONTHS ENDED JUNE 30, 1996

Consolidated net sales from continuing operations for the six months ended June 30, 1997 decreased $576.0 million or 37.8% to $946.0 million from $1,522.0 million in 1996 primarily as a result of businesses divested in 1996. Sales for the Company's ongoing operations rose $87.1 million from $892.6 million to $805.5 million for the first six months of 1997. Consolidated operating income totaled $57.8 million, down $88.4 million from the 1996 total of $146.2 million. The decrease in operating income is due mainly to the recognition of an $82.9 million gain on the sale of a Spanish food company in the first quarter of 1996.

Chemical sales for the six months ended June 30, 1997 have increased 13.3%. The majority of the volume increase took place in Forest Products. Income from higher volume was more than offset by infrastructure investments and by lower margins due to higher materials costs and competitive pressures. These factors contributed to a year-to-date decrease of $3.5 million of operating income.

Decorative Products year-to-date sales for 1997 increased 3.5% from 1996. The increase is largely due to increased wallcoverings sales into Eastern Europe offset partially by lower sales in the US and UK domestic markets. Sales for the flexible films and sheeting business improved in 1997 mainly because of increased volume in the pool liner and industrial film lines. Year-to-date operating income increased $0.6 million in 1997 primarily due to reduced selling expenses in the North American operation.

Corporate operating expenses were $31.5 million for the first six months of 1997, compared to income of $43.6 million in the comparable period in 1996. This change is due mainly to the $82.9 million gain on the sale of a Spanish food company in the first quarter of 1996, partially offset by the $16.7 million loss on the sale of Wise to an affiliate of the Company in the second quarter of 1996.

Food sales decreased $59.7 million or 6.5% from the first six months of 1996. Sales for the pasta business decreased due to the rationalization of unprofitable sales volume. Cheese sales were also down as a result of lower spending on promotions in 1997. Operating income improved $26.6 million to $3.9 million through the second quarter of 1997 from a loss of $22.7 million through the second quarter of 1996. The improvement was due mainly to favorable raw materials costs and reduction of unprofitable volume in the pasta business, trade spending reductions and improved margins in the Signature Flavors business, and favorable raw material costs in the International Foods business.

Wise sales decreased $8.6 million or 6.0% from the first half of 1996. The lower sales resulted from the continued program to eliminate unprofitable promotional pricing on potato chips. Increased volume of Cheez Doodles helped to mitigate the potato chip decline. Operating results improved $4.3 million, from a loss of $6.1 million in the first half of 1996 to a loss of $1.8 million in 1997. The earnings improvement was the result of decreased marketing expenditures and ongoing manufacturing cost savings.

Following is a comparison of other non-operating expenses and income tax expense for the Company and the Combined Companies:

(Dollars in millions)
------------------------------------------------------------------------------------------------

                                                    THREE MONTHS ENDED JUNE 30
                                                    --------------------------
                                          CONSOLIDATED                        COMBINED
                                     1997              1996             1997              1996
                                     ----              ----             ----              ----

Other non-operating expense          $ 13.7            $ 26.7           $ 24.1            $ 24.8
Income tax expense                      8.0               9.5             11.4               4.6

                                                    SIX MONTHS ENDED JUNE 30
                                                    ------------------------
                                           CONSOLIDATED                       COMBINED
                                     1997              1996             1997              1996
                                     ----              ----             ----              ----

Other non-operating expense          $ 23.7            $ 47.0           $ 28.3            $ 44.6
Income tax expense                     15.6              58.7             14.3              46.1

------------------------------------------------------------------------------------------------



Consolidated other non-operating expense for the three months ended June 30, 1997 decreased to $13.7 million from $26.7 million for the comparable period in 1996. The $13.0 million improvement was caused primarily by the recognition in 1997 of $6.4 million of affiliated interest income from Foods related to the 1996 loan agreement between the Company and Foods The remainder of the fluctuation was caused by an adjustment to the Company's continuing investment in the foods business.

Consolidated other non-operating expense was $23.7 million for the six months ended June 30, 1997. The decrease of $23.3 million from the 1996 total of $47.0 million was due mainly to the recognition of affiliated interest from the Foods borrowings.

LIQUIDITY AND CAPITAL RESOURCES


OPERATING ACTIVITIES
Consolidated and combined operating activities used cash of $14.8 million and $29.3 million in 1997, respectively, compared to $31.7 million generated in 1996. The use of cash is primarily as a result of the working capital changes in inventory and receivables.

INVESTING ACTIVITIES
The 1997 consolidated investing activities used cash of $17.2 million compared to $25.9 million generated in 1996. The 1997 cash flows consisted of the receipt of a $40 million nonrefundable deposit for the pending sale of the dairy business and the collection of a receivable associated with the 1996 sale of a Spanish food company. Consolidated investing activities also used $7.6 million in cash associated with an increase in loans to the Company's foods and salty snacks businesses that were divested in 1996. These inflows were partially offset by $63.5 million in 1997 capital expenditures. The 1997 capital expenditures were $46.5 million greater than 1996 capital expenditures as a result of the sale of businesses during 1996. In addition, proceeds from the sale of a Spanish food company amounted to $139.9 million in 1996.

Combined investing activities used cash of $25.6 million . The difference between Combined and Consolidated is the inclusion of Foods and Wise capital expenditures for 1997. Because the foods and salty snacks businesses are included in the 1997 combined financial statements, the investments in these businesses are eliminated.

The Company anticipates closing the sale of the dairy business in the third quarter of 1997. Upon closing the Company expects to receive $395 million in cash, the balance of the transaction. The additional proceeds will be used to pay down bank debt and invested into continuing businesses.

FINANCING ACTIVITIES
1997 financing activities generated $4.5 million on a consolidated basis and $8.6 million on a combined basis. Financing activity consisted of approximately $45 million in short and long term bank borrowings used to fund working capital. In addition, the Company received $25.5 million of interest on a note receivable from the Company's parent, funded by $25.5 million in common stock dividends. The Company paid $36.9 million in preferred dividends.

In July 1997 the Company amended and restated its $1.2 billion credit facility. The facility was restructured into a $950 million five year revolver (maturing July 1, 2002) and a $50 million 364 day convertible revolver. Current pricing under the LIBOR based borrowing option was reduced from LIBOR plus 125 basis points to LIBOR plus 60 basis points. The commitment fee on the unused portion of the facility, previously 37.5 basis points, was reduced to 20 basis points for the five year revolver and 10 basis points for the 364 days revolver. Future pricing will vary based on a grid tied to the Combined Company's leverage at the end of each fiscal quarter. In addition, certain covenants were changed to provide the company with greater flexibility to complete divestitures and acquisitions.

                                     PART II

Item 1:  LEGAL PROCEEDINGS

The Company is involved in litigation throughout the United States which is considered to be in the ordinary course of the Company's business.

The Company believes, based upon the information it presently possesses, and taking into account its established reserves for estimated liability and its insurance coverage, that the ultimate outcome of the foregoing proceedings and actions is unlikely to have a material adverse effect on the Company's financial position or operating results.

Item 6:       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON FORM 8-K

         a.    Exhibits

              (10)       (i)    Stock Purchase and Merger Agreement dated as of
                                May 22, 1997 among Mid-America Dairymen, Inc.,
                                BDH Two, Inc. and Borden, Inc.

                         (ii) Credit agreement dated as of December 15, 1994 amended and restated as of July 14, 1997.


                         (iii) 364-Day credit agreement dated as of July 14, 1997.

              (27)              Financial Data Schedule

         b.    Financial Statement Schedules

               Included are the separate financial statements of Foods Holdings and Wise Holdings filed in accordance with rule 3-10 of Regulation S-X. Foods Holdings and Wise Holdings are guarantors of the Company's credit facility and all of the Company's outstanding publicly held debt.

         c.    Report on Form 8-K.

               On May 28, 1997, Borden, Inc. and Mid-America Dairymen, Inc. (Mid-Am) announced a definitive agreement for Mid-Am to acquire Borden/Meadow Gold Dairies, Inc.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BORDEN, INC.

Date:   August 14, 1997                     By/
                                              --------------------------------
                                            William H. Carter
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                              Principal Accounting  Officer)

                        BORDEN FOODS HOLDINGS CORPORATION
                      STATEMENTS OF OPERATIONS (UNAUDITED)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                 THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                               -------------------------------        -----------------------------------
($ IN 000'S, EXCEPT PER SHARE DATA)                    1997           1996                   1997                 1996

NET TRADE SALES                                       $435,040       $451,200              $853,624             $913,238

COSTS AND EXPENSES
    Cost of goods sold                                 260,901        283,566               517,188              569,666
    Selling, general and administrative                135,874        149,077               283,094              309,926
    Distribution expense                                24,234         26,451                46,584               53,067
                                               -------------------------------        -----------------------------------
OPERATING INCOME (LOSS)                                 14,031         (7,894)                6,758              (19,421)
    Interest expense, net                                5,460          3,960                 9,453                7,505
    Other expense (income), net                             15            741                  (670)                 933
                                               -------------------------------        -----------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                        8,556        (12,595)               (2,025)             (27,859)
Income tax provision (benefit)                           1,470         (5,674)               (2,130)             (11,848)
                                               -------------------------------        -----------------------------------
NET INCOME (LOSS)                                       $7,086        ($6,921)                 $105             ($16,011)
                                               ===============================        ===================================




PER SHARE INFORMATION:
-------------------------------------

Net income (loss) per common share                     $70,860       ($69,210)               $1,050            ($160,110)

Average number of common shares outstanding                100            100                   100                  100
    during the period




          See accompanying notes to the condensed financial statements

                        BORDEN FOODS HOLDINGS CORPORATION

                           BALANCE SHEETS (UNAUDITED)

                    AS OF JUNE 30, 1997 AND DECEMBER 31, 1996

--------------------------------------------------------------------------------------------------------------
ASSETS ($ IN 000'S)                                                             JUNE 30,          DECEMBER 31,
                                                                                 1997                1996
--------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
    Cash  and equivalents                                                        $15,467              $33,234
    Accounts receivable (net of allowance for
        doubtful accounts of $5,974 and $5,944)                                  137,508              153,654
    Other receivables                                                             17,409               17,332
    Inventories:
        Finished and in-process goods                                            148,271              140,452
        Raw materials and supplies                                                55,178               59,523
    Deferred income taxes                                                         19,897               17,559
    Loans due from affiliates                                                      4,925                9,349
    Other amounts due from affiliates                                              4,315               24,972
    Other current assets                                                          29,000               32,435
                                                                    ------------------------------------------
                                                                                 431,970              488,510

OTHER NON CURRENT ASSETS                                                           9,484               10,329

PROPERTY AND EQUIPMENT
    Land                                                                          22,842               23,147
    Buildings and improvements                                                    81,510               82,568
    Machinery and equipment                                                      246,644              243,212
                                                                    ------------------------------------------
                                                                                 350,996              348,927
    Less:   accumulated depreciation                                             (79,572)             (66,606)
                                                                    ------------------------------------------
                                                                                 271,424              282,321
                                                                    ------------------------------------------

INTANGIBLES
    Goodwill                                                                     158,821              161,296
    Trademarks and other intangibles                                             201,079              203,987
                                                                    ------------------------------------------
                                                                                 359,900              365,283

                                                                    ==========================================
                                                                              $1,072,778           $1,146,443
                                                                    ==========================================





          See accompanying notes to the condensed financial statements

                        BORDEN FOODS HOLDINGS CORPORATION

                           BALANCE SHEETS (UNAUDITED)

                    AS OF JUNE 30, 1997 AND DECEMBER 31, 1996

-----------------------------------------------------------------------------------------------------------------------
LIABILITIES & SHAREHOLDER'S EQUITY  ($ IN 000'S)                                   JUNE 30,              DECEMBER 31,
                                                                                     1997                    1996
-----------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
    Debt payable within one year                                                          $19,501              $15,707
    Loans due to affiliates                                                                67,019               56,396
    Accounts and drafts payable                                                           126,764              145,363
    Other amounts due to affiliates                                                        10,234               32,527
    Accrued customer allowances                                                            63,275               72,447
    Other current liabilities                                                             103,246              116,568
                                                                             ------------------------------------------
                                                                                          390,039              439,008

LONG-TERM LIABILITIES
    Long-term debt payable to Borden                                                      166,990              166,990
    Other long-term debt                                                                    7,035                6,701
    Deferred income taxes                                                                  40,937               41,527
    Non-pension postemployment obligations                                                 12,636               12,906
    Other noncurrent liabilities                                                           10,831               11,053
    Minority interest                                                                       3,684                3,540
                                                                             ------------------------------------------
                                                                                          242,113              242,717


COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY

Common stock ($.01 par; 100 shares authorized, issued and outstanding)                         -                    -
Shareholder's investment in affiliate                                                      87,586               87,859
Paid-in capital                                                                           343,391              349,475
Accumulated translation account                                                             7,216               25,056
Retained earnings from October 1, 1996                                                      2,433                2,328
                                                                             ------------------------------------------
                                                                                          440,626              464,718

                                                                             ==========================================
                                                                                       $1,072,778           $1,146,443
                                                                             ==========================================




          See accompanying notes to the condensed financial statements

                        BORDEN FOODS HOLDINGS CORPORATION

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                                                                SIX MONTHS ENDED JUNE 30,
                                                                               -------------------------------------------------
($ IN 000'S)                                                                                  1997                      1996

CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss                                                                                       105                  (16,011)
        Adjustments to reconcile net income (loss) to net cash provided by (used for)
        operating activities:
            Depreciation and amortization                                                       22,818                   22,061
            Change in assets and liabilities:
                Accounts receivable                                                             16,146                   15,663
                Other receivables                                                                  (77)                  (2,897)
                Inventories                                                                     (3,474)                 (29,118)
                Deferred income taxes                                                           (2,338)
                Other current assets                                                             3,435                   (2,515)
                Accounts payable                                                               (18,599)                   1,429
                Accrued customer allowances                                                     (9,172)                   5,074
                Other current liabilities                                                      (13,322)                   5,317
                Other net amounts due to / from affiliates                                     (12,684)
                Long-term assets and liabilities                                                   (93)                   5,094
                Other, net                                                                      (9,931)                     (41)
                                                                               -------------------------------------------------
    Net cash provided by (used for) operating activities                                       (27,186)                   4,056
                                                                               -------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                                                   (13,617)                 (17,600)
                                                                               -------------------------------------------------
    Net cash used for investing activities                                                     (13,617)                 (17,600)
                                                                               -------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Other changes in owner's investment                                                                              29,988
        Increase (decrease) in long term debt                                                      334                   (7,107)
        Increase in net loans due to / from affiliates                                          18,908
        Increase in debt payable within one year                                                 3,794                   (3,543)
                                                                               -------------------------------------------------
    Net cash provided by financing activities                                                   23,036                   19,338
                                                                               -------------------------------------------------

Change in cash and equivalents                                                                 (17,767)                   5,794
Cash and equivalents at beginning of year                                                       33,234                   49,538
                                                                               =================================================
Cash and equivalents at end of year                                                            $15,467                  $55,332
                                                                               =================================================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH RECEIVED (PAID) DURING THE YEAR FOR:
    Interest , net                                                                             (25,663)                   1,791
    Income taxes, foreign                                                                       (5,471)                  (5,387)




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

         In 1996, Borden Foods Corporation ("BFC") was formed for the purposes of acquiring and operating certain of Borden's food businesses ("Borden Foods"). Borden Foods Holdings Corporation ("Holdings"), a wholly owned subsidiary of Borden Foods Holdings, LLC (the "LLC"), owns approximately 98% of BFC; the remaining interest in BFC is owned directly by the LLC. The LLC is controlled by KKR. BFC Investments L.P. (the "Investments LP"), which is owned 30% by the LLC and 70% by BFC, was formed for the purposes of acquiring, holding and sub-licensing certain trademarks associated with the operation of Borden Foods. In certain circumstances, allocation of income and gains may differ from the ownership percentages indicated.

         Effective October 1, 1996, Borden, in a taxable transaction, sold Borden Foods and certain trademarks to BFC and the Investments L.P., respectively, for $550,000 less assets transferred and liabilities assumed of $22,909. In connection with this sale, BFC issued long-term notes to Borden of $166,990 (see Note 4). The purchase price was based on an independent valuation of Borden Foods. There was no change in the book basis of Borden Foods' assets and liabilities as of October 1, 1996 because the sale was between related parties and Borden's principal stockholder will continue to control BFC. Borden will continue to exercise significant operating and financial control over BFC. Holdings has fully and unconditionally guaranteed obligations under Borden's Credit Facility and all of Borden's publicly held debt on a pari passu basis. In connection with this guarantee, Holdings charges Borden an annual fee of $1,050.

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

2.  BASIS OF PRESENTATION

         As a result of the financial guarantee and in accordance with Regulation S-X rule 3-10, Borden is required to include in its filings with the Securities and Exchange Commission separate condensed financial statements for Holdings as if it were a registrant. The accompanying condensed financial statements for the three months and six months ended June 30, 1997 and 1996 were prepared on a purchase accounting basis which allocated approximately $750 million, plus cash retained, less debt assumed, of the December 1994 KKR purchase price to Holdings. The purchase price was allocated to tangible and intangible assets and liabilities of Borden Foods based on independent appraisals and management estimates.


2QNOTES

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

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the accompanying financial statements are the accruals for trade promotions, unfavorable litigation and general insurance. Actual results could differ from those estimates.

         INCOME TAXES - Income taxes are accounted for using the liability method in accordance with SFAS No. 109 "Accounting for Income Taxes". Subsequent to October 1, 1996, Holdings is not included in the domestic consolidated tax return for Borden and deferred income taxes are recorded to recognize the future effects of temporary differences which arise between financial statement assets and liabilities and their bases for income tax reporting purposes. Prior to October 1, 1996, the domestic operations of Borden Foods were included in Borden's consolidated tax return and, accordingly, income tax assets and liabilities were included in an Owner's Investment account. Taxes related to foreign operations have been provided for in accordance with SFAS No. 109.

         Income tax benefits for the interim periods have been recorded in accordance with APB No. 28, "Interim Financial Reporting," which prescribes that each interim period is an integral part of the annual period and that interim tax provisions be computed under the effective rate approach.

         RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (FAS No. 130), "Reporting Comprehensive Income," which requires adoption in periods beginning after December 15, 1997. The new statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Adoption of the new standard by Holdings is expected in 1998.

         In addition, in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (FAS No.
         131), "Disclosures about Segments of an Enterprise and Related Information," which requires adoption in periods beginning after December 15, 1997. The statement establishes standards for the way that business enterprises report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographical areas and major customers. Adoption of the new standard by Holdings is expected in 1998.


2QNOTES

4.  RELATED PARTIES


         BFC is engaged in various transactions with Borden and its affiliates in the ordinary course of business. Subsequent to January 1, 1996, a subsidiary of Borden has provided certain administrative services to BFC at negotiated fees. These services include: processing of payroll and active and retiree group insurance claims, administration of workers compensation claims, and securing insurance coverage for catastrophic claims. BFC reimburses the Borden subsidiary for payments for general disbursements, and general and group insurance and postemployment benefit claims. The amount owed by BFC for reimbursement of payments and for services was $5,700 and $11,678 as of June 30, 1997 and December 31, 1996, respectively.

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

         Subsequent to January 1, 1996, BFC has managed its own receipts, disbursements and net cash position. Cash balances in international businesses which are not repatriated to the U.S. can be loaned to other Borden affiliates at a variable rate (currently LIBOR plus 0.75%) for generally a 30 day period. Net lendings or borrowings by international businesses subsequent to October 1, 1996 are included in amounts due from or to affiliates. Net loans due to international affiliates were $17,094 and $22,687 at June 30, 1997 and December 31, 1996,
         respectively.

         During 1996, BFC entered into a loan agreement (the "Loan Agreement") to borrow funds from Borden under a revolving loan facility and term loans. The revolving loan facility, which terminates on December 31, 1997, provides for borrowings up to $100 million. Effective February 3, 1997, the interest rate on the revolving loan facility was changed such that borrowings with three days notice and which are outstanding at least 30 days will bear interest at a spread over LIBOR; currently LIBOR plus 1.50%. Same day borrowings will bear interest at a spread over prime; currently prime plus 0.50%. A commitment fee of 0.375% is paid on the unused portion of the revolving loan facility. The outstanding balance under the revolving loan facility was $45,000 and $24,360 at June 30, 1997 and December 31, 1996, respectively. Commitment fees charged on the unused portion of the revolving facility were $137 and $330 for the three month and six month periods ended June 30, 1997, respectively.

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

         As an affiliated guarantor, Holdings' aggregate liability shall not exceed the greater of its outstanding affiliated borrowings or 95% of its adjusted net assets while Borden or any other obligated parties have obligations outstanding. Borden's outstanding credit facility and public borrowings amounted to approximately $940 million at June 30, 1997.

         In connection with the October 1, 1996 transaction, BFC issued $166,990 in long-term notes to Borden at a fixed 12% interest rate due on November 30, 1999. Effective January 1, 1997, the interest rate on the long-term notes to Borden was changed to 10.25%.


2QNOTES

         Interest expense on the long-term notes was $4,278 and $8,556 for the three month and six month periods ended June 30, 1997, respectively. By agreement with Borden, interest charges and commitment fees under the Loan Agreement were calculated as if the borrowings under the Loan Agreement were outstanding as of January 1, 1996. Amounts payable for such charges were $4,534 and $20,849 as of June 30, 1997 and December 31, 1996, respectively.

         BFC performs certain administrative services on behalf of other Borden affiliates. These services include sales administration, promotion, purchasing, and research and development. BFC charged these affiliates $1,611 and $2,188 for such services for the three month period ended June 30, 1997 and 1996, respectively, and $3,492 and $4,438 for the six month periods ended June 30, 1997 and 1996, respectively. $1,584 and $1,261 were receivable at June 30, 1997 and December 31, 1996, respectively. BFC also sells certain merchandise to Borden affiliates, for which $2,731 and $12,984 were receivable at June 30, 1997 and December 31, 1996, respectively.

         Borden continues to provide executive, financial and strategic management to BFC for which it charges a quarterly fee of $250.

5.  ASSET WRITE-DOWNS AND BUSINESS REALIGNMENT

         In December 1996, management approved the closure of certain domestic pasta plants in 1997 in order to reduce its product line complexity and manufacturing capacity. Accordingly, $27,817 was provided in 1996 to write down the facilities to their net realizable value. Management anticipates certain additional costs to be incurred in 1997 related to these plant closures; such charges totaled $3,345 for the three month period ended June 30, 1997. On July 11, 1997 operations at two of these plants were ceased

         In March 1997, BFC announced its intention to sell certain businesses from its current portfolio which are considered not to be aligned with its "great tasting, wholesome, grain-based meal solution" strategy. Among the businesses to be sold are milk powder, processed cheese, sweetened condensed milk and reconstituted lemon juice. The method of disposition, timing and estimated proceeds are currently being evaluated. Management expects the proceeds from such dispositions to exceed their current carrying cost.

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



2QNOTES

                  [WISE HOLDINGS, INC. AND SUBSIDIARIES LOGO]

                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR SIX MONTHS ENDED JUNE 30, 1997 AND 1996

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
WISE HOLDINGS, INC. AND SUBSIDIARIES

                                                         Three Months Ended
                                                              June 30,
                                                       ------------------------
(Dollars in thousands)                                   1997           1996
--------------------------------------------------------------------------------

Net sales                                              $ 71,695        $ 73,523
Cost of goods sold                                       39,720          43,339
                                                       --------        --------

Gross margin                                             31,975          30,184

Distribution expense                                      6,657           6,488
Marketing expense                                        20,364          21,997
General & administrative expense                          5,135           3,786
                                                       --------        --------

Operating loss                                             (181)         (2,087)

Interest expense                                            238             338
Other expense                                                60             110
                                                       --------        --------

Loss before income taxes                                   (479)         (2,535)

Income tax benefit                                         (218)           (744)
                                                       --------        --------

Net loss                                               $   (261)       $ (1,791)
                                                       ========        ========

Per Share Data
--------------

Net loss                                               $  (2.61)       $ (17.91)

Average number of common shares outstanding
      during the period                                     100             100


--------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
WISE HOLDINGS, INC. AND SUBSIDIARIES

                                                       Six Months Ended
                                                          June 30,
                                                --------------------------------
(Dollars in thousands)                             1997            1996
--------------------------------------------------------------------------------


Net sales                                        $ 135,451       $ 144,070
Cost of goods sold                                  76,996          85,273
                                                 ---------       ---------

Gross margin                                        58,455          58,797

Distribution expense                                12,873          12,942
Marketing expense                                   37,849          44,485
General & administrative expense                     9,231           7,786
                                                 ---------       ---------

Operating loss                                      (1,498)         (6,416)

Interest expense                                       503             647
Other (income) expense                                 (95)             58
                                                 ---------       ---------

Loss before income taxes                            (1,906)         (7,121)

Income tax benefit                                    (760)         (1,791)
                                                 ---------       ---------

Net loss                                         $  (1,146)      $  (5,330)
                                                 =========       =========

Per Share Data
--------------

Net loss                                         $  (11.46)      $  (53.30)

Average number of common shares outstanding
      during the period                                100             100




--------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
WISE HOLDINGS, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share amounts)

                                                                                          June 30,            December 31,
ASSETS                                                                                      1997                 1996
-----------------------------------------------------------------------------------------------------------------------------

CURRENT                Cash and cash equivalents                                          $ 5,321               $ 3,027
ASSETS                 Accounts receivable (less allowance                                 27,003                23,771
                         for doubtful accounts of $1,618 and $1,345,
                         respectively)
                       Affiliated receivables                                               1,629                 1,251
                       Inventories:
                         Finished and in-process goods                                      4,345                 3,744
                         Raw materials and supplies                                         4,024                 5,339
                       Prepaids and other current assets                                    4,568                 4,807
                                                                                          -------               -------
                                                                                           46,890                41,939
                                                                                          -------               -------

-----------------------------------------------------------------------------------------------------------------------------


PROPERTY               Land                                                                 1,331                 1,331
AND                    Buildings and improvements                                           4,851                 4,583
EQUIPMENT              Machinery and equipment                                             36,805                35,178
                                                                                          -------               -------
                                                                                           42,987                41,092
                       Less: Accumulated depreciation                                      14,302                11,524
                                                                                          -------               -------
                                                                                           28,685                29,568
                                                                                          -------               -------

-----------------------------------------------------------------------------------------------------------------------------


INTANGIBLES            Trademarks (net of accumulated amortization of                      17,630                17,865
AND                         $1,175 and $940 respectively)
OTHER ASSETS           Other assets                                                         1,103                 1,307
                                                                                          -------               -------
                                                                                           18,733                19,172
                                                                                          -------               -------

-----------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                              $94,308               $90,679
                                                                                          =======               =======

-----------------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
WISE HOLDINGS, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share amounts)

                                                                                          June 30,            December 31,
LIABILITIES AND SHAREHOLDER'S EQUITY                                                       1997                  1996
-----------------------------------------------------------------------------------------------------------------------------


CURRENT                 Accounts and drafts payable                                      $ 15,604             $  15,924
LIABILITIES              Affiliated payables                                                2,167                 2,163
                         Accrued liabilities                                               18,712                14,415
                                                                                           -------              -------
                                                                                           36,483                32,502
                                                                                           -------              -------


-----------------------------------------------------------------------------------------------------------------------------


OTHER                    Affiliated long-term debt                                         10,145                10,145
                         Post-employment benefits other than pensions                      10,269                 9,928
                         Other long-term liabilities                                        1,906                 1,472
                         Minority interest                                                    702                   683
                                                                                           -------              -------
                                                                                           23,022                22,228
                                                                                           -------              -------

                         Commitments and Contingencies

-----------------------------------------------------------------------------------------------------------------------------


SHAREHOLDER'S            Common stock - ($0.01 par value
EQUITY                       100 shares authorized, issued
                             and outstanding)
                         Paid in capital                                                    34,200               34,200
                         Retained earnings (from July 2, 1996)                                 603                1,749
                                                                                           -------              -------
                                                                                            34,803               35,949
                                                                                           -------              -------

-----------------------------------------------------------------------------------------------------------------------------


TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                                 $94,308              $90,679
                                                                                           =======              =======

-----------------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
WISE HOLDINGS, INC. AND SUBSIDIARIES

                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                          ------------------------------
(Dollars in thousands)                                                                      1997                 1996
-----------------------------------------------------------------------------------------------------------------------------


CASH FLOWS                    Net loss                                                   $    (1,146)           $(5,330)
FROM (USED IN)                Adjustments to reconcile net loss to net cash
OPERATING                        from (used in) operating activities:
ACTIVITIES                       Minority interests' share in income                             (21)
                                 Depreciation                                                  3,120              2,858
                                 Amortization                                                    235                235
                                 Other non-cash                                                  206                201
                              Net change in assets and liabilities:
                                 Accounts receivables                                         (3,505)            (4,003)
                                 Affiliated receivables                                         (378)
                                 Inventories                                                     714              1,689
                                 Prepaids and other current assets                               239             (1,077)
                                 Other assets                                                    204                 34
                                 Accounts and drafts payable                                   (320)              2,799
                                 Affiliated payables                                               4
                                 Accrued liabilities                                           4,297              1,388
                                 Post-employment benefits other than pensions                    341               (171)
                                 Other long-term liabilities                                     434                926
                                                                                         -----------           --------
                                                                                               4,424               (451)
                                                                                         -----------           --------


-----------------------------------------------------------------------------------------------------------------------------


CASH FLOWS                    Capital expenditures                                           (2,424)            (1,458)
USED IN                       Proceeds from sales of equipment                                  254                219
INVESTING                                                                               -----------           --------
ACTIVITIES                                                                                   (2,170)            (1,239)
                                                                                        -----------           --------

-----------------------------------------------------------------------------------------------------------------------------


CASH FLOWS                    Other increase in owner's investment                                                1,813
FROM                          Minority interests' equity contribution                             40
FINANCING                     Borrowings under affiliated revolving loan agreement            11,700
ACTIVITIES                    Repayments under affiliated revolving loan agreement           (11,700)
                                                                                          -----------           --------
                                                                                                   40              1,813
                                                                                          -----------           --------

-----------------------------------------------------------------------------------------------------------------------------

                              Increase in cash and equivalents                                  2,294                123
                              Cash and equivalents at beginning of period                       3,027                601
                                                                                          -----------           --------
                              Cash and equivalents at end of period                       $     5,321           $    724
                                                                                          ===========           ========

-----------------------------------------------------------------------------------------------------------------------------


SUPPLEMENTAL               Cash paid:
DISCLOSURES                   Interest                                                    $       630           $     44
OF CASH FLOW                  Taxes                                                                 -                  -
INFORMATION

-----------------------------------------------------------------------------------------------------------------------------


See Notes to Condensed Consolidated Financial Statements

WISE HOLDINGS, INC.  SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for per share information)

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

The condensed consolidated financial statements of Wise include the financial position of Wise Holdings, Inc. and subsidiaries as of June 30, 1997 and December 31, 1996. These financial statements also include the statements of operations of Wise for the three- and six-month periods ended June 30, 1997, and the salty snacks business of Borden, Inc. for the three- and six-month periods ended June 30, 1996. In addition, these financial statements include the statements of cash flow of Wise for the six month period ended June 30, 1997 and the salty snacks business of Borden, Inc. for the six month period ended June 30, 1996.

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

Reclassification
----------------

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

Per Share Information
---------------------

Net loss per common share at June 30, 1997 is computed by dividing net loss by the weighted average number of common shares outstanding during the period ended June 30, 1997. Net loss per common share at June 30, 1996 is computed assuming that the shares were outstanding from July 2, 1996 to December 31, 1996.

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

Recently Issued Accounting Statements
-------------------------------------

The Financial Accounting Standards Board has recently issued two new accounting standards, Statement No. 130, Reporting Comprehensive Income and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. These statements may affect disclosure requirements for the 1998 annual financial statements. Wise is currently evaluating the effects of these new statements.

3.  AFFILIATED LONG-TERM DEBT

In conjunction with the Incorporation, Wise entered into a long-term loan agreement (the "Loan Agreement") to borrow funds from Borden. The Loan Agreement provides for a revolving loan facility of up to $10 million maturing in December 1997, at a variable interest rate equal to Borden's cost of similar borrowings at 1/2% above a given bank's "base rate", and a $10.145 million term loan maturing in 1999 with a fixed interest rate of 11% and 12% in 1997 and 1996, respectively. Effective February 3, 1997, an additional interest rate option was added to the credit facility. Under this new option, borrowings with three days notice and which are outstanding at least 30 days will bear interest at Borden's cost of funds for similar borrowings plus .25%; currently Libor plus 1.50%. A commitment fee of .375% is paid on the unused portion of the revolving loan. Wise did not have any borrowings under the revolving agreement at June 30, 1997 or December 31, 1996. By agreement with Borden, interest charges and commitment fees under the term loan were calculated as if the borrowings were outstanding from January 1, 1996.

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

5.  RELATED PARTIES

In addition to affiliated debt and lease agreements, Wise is engaged in various transactions with Borden and its affiliated companies in the ordinary course of business. A subsidiary of Borden provides certain administrative services to Wise at negotiated fees. These services include: processing of payroll and active and retiree group insurance claims, administration of workers' compensation claims and securing insurance coverage for catastrophic claims. Wise reimburses the Borden subsidiary for payments for general disbursements, and general and group insurance and retirement benefit claims. The amount owed by Wise for these services is included in affiliated payables and was $1,100 and $703 at June 30, 1997 and December 31, 1996, respectively.

The following table summarizes the charges to Wise for these costs in the six months ended June 30, 1997 and 1996:

--------------------------------------------------------------------------------

                                             SIX MONTHS ENDED JUNE 30,
                                           1997                    1996
Employee benefits                         $ 1,033                $   785
Group and general insurance                 2,783                  3,084
Information services                          100                      -
Corporate staff departments and
   overhead                                   756                    804
                                        ---------------------------------
                                          $ 4,672                $ 4,673
                                        =================================

--------------------------------------------------------------------------------

Wise is generally self-insured for post-employment benefits other than pensions. In addition, Wise has insurance policies to cover potential losses and liabilities relating to general insurance. Many of these policies have deductibles of $100 and in some cases higher amounts. Losses are accrued for the estimated aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and Wise's experience. By agreement, Borden has retained the obligation for active group insurance claims incurred in 1996 and paid in 1997.

Wise also invests excess cash with Borden in one-day investments which totaled $4,300 and $1,800 at June 30, 1997 and December 31, 1996, respectively.

6. SUBSEQUENT EVENT

On July 31 1997, for a purchase price of $1.9 million Wise acquired certain assets (accounted for under the purchase method) of Quality Foods of North Carolina, an independent distributor of Wise products and other snack food products throughout North and South Carolina. As of the purchase date, Wise intends to continue to use the acquired assets for the purpose of distribution of snack foods.