Form 10-Q
period 1997-09-30
BORDEN INC
filed 1997-11-14
CIK 13239

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q



X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-   ACT OF 1934.


For the quarterly period ended            September 30, 1997
                               -----------------------------------------

Commission file number                       I-71
                       -------------------------------------------------


                                  BORDEN, INC.



New Jersey                                                   13-0511250
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


                    180 East Broad Street, Columbus, OH 43215
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (614) 225-4000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

Number of shares of common stock, $0.01 par value, outstanding as of the close of business on November 14, 1997: 198,974,994

                                  BORDEN, INC.


INTRODUCTION

The following filing with the Securities and Exchange Commission ("SEC") by Borden, Inc. ("the Company") presents four separate financial statements:
Borden, Inc. Consolidated Financial Statements, Borden, Inc. and Affiliates Combined Financial Statements, the Financial Statements of Wise Holdings, Inc. ("Wise Holdings") and Financial Statements of Borden Foods Holdings Corporation ("Foods Holdings"). The consolidated statements present the Company after the effect of the sales of (i) the Company's former salty snacks business ("Wise") to Wise Holdings and its subsidiaries and (ii) the Company's former domestic and international foods business ("Foods") to Foods Holdings and its subsidiaries, as explained in Note 1 to the consolidated and combined financial statements. The Company, Wise Holdings, and Foods Holdings are controlled by BW Holdings, LLC ("BWHLLC"). The consolidated financial statements are those of the Company, which is the SEC Registrant.

The Borden, Inc. and Affiliates ("the Combined Companies") combined financial statements are included herein to present the Company on a combined historical basis, including the financial position, results of operations and cash flows of Wise and Foods. The Combined Companies financial statements are included because management of the Company continues to control significant financial and managerial decisions with respect to Wise Holdings and Foods Holdings. In accordance with rule 3-10 of Regulation S-X, the financial statements of Wise Holdings and Foods Holdings are included in Part II of this Quarterly Report on Form 10-Q because Wise Holdings and Foods Holdings are guarantors of the Company's credit facility and all of the Company's outstanding publicly held debt. The Combined Companies financial statements do not reflect pushdown accounting and therefore present financial information on a basis consistent with that on which credit was originally extended to the Company.

                                  BORDEN, INC.

                                      INDEX

PART 1 - FINANCIAL INFORMATION

BORDEN, INC. ("BORDEN") CONSOLIDATED AND BORDEN, INC. AND AFFILIATES COMBINED FINANCIAL STATEMENTS

     Consolidated Statements of Operations, three months ended September 30, 1997 and 1996 .......         4
         Nine months ended September 30, 1997 and 1996 ...........................................         6
     Consolidated Balance Sheets, September 30, 1997 and December 31, 1996 .......................         8
     Consolidated Statements of Cash Flows, nine months ended September 30, 1997 and 1996 ........        10
     Consolidated Statement of Shareholders' Equity, nine months ended September 30, 1996 ........        12
     Combined Statements of Operations, three months ended September 30, 1997 and 1996 ...........        13
         Nine months ended September 30, 1997 and 1996 ...........................................        14
     Combined Balance Sheets, September 30, 1997 and December 31, 1996 ...........................        15
     Combined Statements of Cash Flows, nine months ended September 30, 1997 and 1996 ............        17
     Combined Statement of Shareholders' Equity, nine months ended September, 30 1997 and  1996 ..        19
     Notes to Consolidated and Combined Financial Statements .....................................        20


Management's Discussion and Analysis of Financial Condition and Results of Operations ............        24


PART II - OTHER INFORMATION

Item 1. Legal Proceedings ........................................................................        30

Item 6. Exhibit, Guarantor Financial Statement Schedules and Report on Form 8-K ..................        30

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

BORDEN, INC.

                                                     Three Months Ended
                                                        September 30,
                                                    ---------------------
(In millions, except per share data)                 1997          1996
-------------------------------------------------------------------------
Net sales                                           $371.5       $ 594.9
Cost of goods sold                                   279.6         434.2
                                                    ------       -------

Gross margin                                          91.9         160.7
                                                    ------       -------

Distribution expense                                  13.7          25.9
Marketing expense                                     24.3          64.5
General & administrative expense                      24.2          31.9
Loss on divestiture                                                  5.0
                                                    ------       -------

Operating income                                      29.7          33.4
                                                    ------       -------

Interest expense                                      23.4          29.4
Affiliated interest income, net                       (5.4)         (0.3)
Other (income) expense, net                           (5.3)          2.2
                                                    ------       -------

Income from continuing operations
  before income tax                                   17.0           2.1
Income tax expense                                     5.4           2.2
                                                    ------       -------

Income (loss) from continuing operations              11.6          (0.1)
                                                    ------       -------

Discontinued operations:
  Income from operations, net of tax                   6.9           7.7
  Income (loss) from disposal, net of tax            154.4        (330.7)
                                                    ------       -------

Net income (loss)                                    172.9        (323.1)
Preferred stock dividends                            (18.4)        (18.4)
                                                    ------       -------

Net income (loss) applicable to common stock        $154.5       $(341.5)
                                                    ======       =======

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (continued)

BORDEN, INC.

                                                    Three Months Ended
                                                       September 30,
                                                    -------------------
(In millions, except per share data)                 1997        1996
-----------------------------------------------------------------------
Per Share Data
--------------

Income (loss) from continuing operations            $ 0.06      $  --
Discontinued operations:
  Income from operations                              0.03        0.04
  Income (loss) from disposal                         0.78       (1.66)
                                                    ------      ------


Net income (loss)                                     0.87       (1.62)
Preferred stock dividends                            (0.09)      (0.09)

Net income (loss) per common share                  $ 0.78      $(1.71)
                                                    ======      ======

Dividends per common share                          $ 0.06
Dividends per preferred share                       $ 0.75      $ 0.75

Average number of common shares outstanding
  during the period                                  199.0       199.0

-----------------------------------------------------------------------
See Notes to Consolidated and Combined Financial Statements

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

BORDEN, INC.

                                                       Nine Months Ended
                                                         September 30,
                                                    ------------------------
(In millions, except per share data)                  1997           1996
----------------------------------------------------------------------------
Net sales                                           $1,120.3       $1,926.2
Cost of goods sold                                     845.1        1,383.0
                                                    --------       --------

Gross margin                                           275.2          543.2
                                                    --------       --------

Distribution expense                                    40.0           90.0
Marketing expense                                       68.0          236.0
General & administrative expense                        85.6          116.7
Gain on divestiture                                                   (61.2)
                                                    --------       --------

Operating income                                        81.6          161.7
                                                    --------       --------

Interest expense                                        71.2           84.7
Affiliated interest income, net                        (17.0)          (0.3)
Other (income), net                                     (5.2)          (6.0)
                                                    --------       --------

Income from continuing operations
    before income taxes                                 32.6           83.3
Income tax expense                                      13.2           48.8
                                                    --------       --------

Income from continuing operations                       19.4           34.5
                                                    --------       --------

Discontinued operations:
    Income from operations, net of tax                  26.5           11.9
    Income (loss) from disposal, net of tax            154.4         (330.7)
                                                    --------       --------


Net income (loss)                                      200.3         (284.3)
Preferred stock dividends                              (55.3)         (55.3)
                                                    --------       --------

Net income (loss) applicable to common stock        $  145.0       $ (339.6)
                                                    ========       ========

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (continued)

BORDEN, INC.

                                                     Nine Months Ended
                                                       September 30,
                                                    -------------------
(In millions, except per share data)                 1997        1996
-----------------------------------------------------------------------
Per Share Data
--------------

Income from continuing operations                   $ 0.10      $ 0.17
Discontinued operations:
  Income from operations                              0.13        0.06
  Income (loss) from disposal                         0.78       (1.66)
                                                    ------      ------


Net income (loss)                                     1.01       (1.43)
Preferred stock dividends                            (0.28)      (0.28)

Net income (loss) per common share                  $ 0.73      $(1.71)
                                                    ======      ======

Dividends per common share                          $ 0.19
Dividends per preferred share                       $ 2.25      $ 2.25

Average number of common shares outstanding
  during the period                                  199.0       199.0

--------------------------------------------------------------------------------
See Notes to Consolidated and Combined Financial Statements

--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

BORDEN, INC.

(In millions)

                                                                September 30,             December 31,
                                                                --------------------------------------
ASSETS                                                              1997                     1996
------------------------------------------------------------------------------------------------------
CURRENT        Cash and equivalents                               $   90.7                 $  125.0
ASSETS         Accounts receivable (less allowance
                 for doubtful accounts of $9.2 and
                 $15.7 respectively)                                 242.7                    355.1
               Inventories:
                 Finished and in-process goods                        71.6                    142.3
                 Raw materials and supplies                           55.3                     77.4
               Deferred income taxes                                 131.1                    179.6
               Other current assets                                   31.9                     45.9
               Net assets of discontinued operation                  164.7
                                                                  --------                 --------
                                                                     788.0                    925.3

INVESTMENTS    Investments in affiliated companies                   108.5                    106.8
AND OTHER      Deferred income taxes                                  78.3                    213.4
ASSETS         Prepaid pension cost                                  150.3
               Other assets                                           40.4                     89.0
               Assets sold under contractual arrangement
                 (net of allowance of $888.8 and $866.0)             663.6                    701.0
                                                                  --------                 --------
                                                                   1,041.1                  1,110.2

PROPERTY       Land                                                   26.2                     54.3
AND            Buildings                                             123.4                    267.5
EQUIPMENT      Machinery and equipment                               663.3                    934.3
                                                                  --------                 --------
                                                                     812.9                  1,256.1
               Less accumulated depreciation                        (387.9)                  (693.7)
                                                                  --------                 --------
                                                                     425.0                    562.4

INTANGIBLES    Intangibles resulting from
                 business acquisitions                                45.4                    114.3
                                                                  --------                 --------

TOTAL ASSETS                                                      $2,299.5                 $2,712.2
                                                                  ========                 ========
------------------------------------------------------------------------------------------------------

See Notes to Consolidated and Combined Financial Statements

--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

BORDEN, INC.

(In millions)

                                                                    September 30,          December 31,
                                                                    -----------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                    1997                   1996
-------------------------------------------------------------------------------------------------------
CURRENT           Debt payable within one year                        $   98.6               $  414.0
LIABILITIES       Accounts and drafts payable                            147.7                  254.9
                  Income taxes                                           234.0                  282.8
                  Other current liabilities                              326.7                  477.2
                                                                      --------               --------
                                                                         807.0                1,428.9
                                                                      --------               --------

OTHER             Liabilities sold under contractual arrangement         434.7                  442.9
                  Long-term debt                                         619.1                  567.8
                  Non-pension post-employment
                    benefit obligations                                  236.9                  285.9
                  Other long-term liabilities                            118.3                  126.6
                                                                      --------               --------

                                                                       1,409.0                1,423.2
                                                                      --------               --------
Commitments and Contingencies

SHAREHOLDER'S     Preferred stock - Issued 24,574,751                    614.4                  614.4
EQUITY            Common stock - $0.01 par value
                    Authorized 300,000,000 shares
                    Issued 198,974,994                                     2.0                    2.0
                  Paid in capital                                        383.2                  379.9
                  Receivable from parent                                (463.6)                (443.6)
                  Accumulated translation adjustment                     (41.3)                 (27.2)
                  Minimum pension liability                                                    (109.2)
                  Retained deficit                                      (411.2)                (556.2)
                                                                      --------               --------
                                                                          83.5                 (139.9)
                                                                      --------               --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $2,299.5               $2,712.2
                                                                      ========               ========
-------------------------------------------------------------------------------------------------------

See Notes to Consolidated and Combined Financial Statements

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

BORDEN, INC.

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                            ---------------------------
(In millions)                                                                1997                1996
-------------------------------------------------------------------------------------------------------
CASH FLOWS       Net income (loss)                                          $ 200.3            $(284.3)
(USED IN) FROM   Adjustments to reconcile net income to net
OPERATING        cash from operating activities:
ACTIVITIES       (Gain) loss on disposal of discontinued operations          (248.2)             263.5
                 Depreciation and amortization                                 27.1              100.1
                 Gain on divestiture of business                                                 (61.2)
                 Unrealized gain on interest rate swap                         (3.4)             (12.6)
                 Net change in assets and liabilities:
                   Trade receivables                                          (16.9)              86.6
                   Inventories                                                  3.2               14.6
                   Trade payables                                               6.3             (154.5)
                   Current and deferred taxes                                 139.8               94.1
                   Other assets                                                (9.8)             112.7
                   Other liabilities                                         (145.6)            (103.5)
                   Discontinued operations, working capital, cash
                   and non cash charges                                        (0.2)             (35.5)
                                                                            -------            -------
                                                                              (47.4)              20.0
                                                                            -------            -------
CASH FLOWS
FROM             Capital expenditures                                         (97.2)            (177.9)
INVESTING        Proceeds from the divestiture of businesses                  419.1              137.1
ACTIVITIES       Proceeds from the sale of fixed assets                         5.5
                 Acquisition of product line                                   (4.2)
                 Return on investment in affiliate                              9.2
                                                                            -------            -------
                                                                              332.4              (40.8)
                                                                            -------            -------

CASH FLOWS       Increase (decrease) in short-term debt                        16.4              (24.1)
FROM (USED IN)   Borrowings of long-term debt                                 362.4              107.1
FINANCING        Repayment of long-term debt                                 (642.8)
ACTIVITIES       Decrease in minority interest                                                   (19.0)
                 Interest received from parent                                 38.1
                 Common stock dividends paid                                  (38.1)
                 Preferred stock dividends paid                               (55.3)             (55.3)
                                                                            -------            -------
                                                                             (319.3)               8.7
                                                                            -------            -------
-------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

BORDEN, INC.

                                                                    Nine Months Ended
                                                                      September 30,
                                                                 -----------------------
(In millions)                                                     1997            1996
----------------------------------------------------------------------------------------
               Decrease in cash and equivalents                  $(34.3)         $(12.1)
               Cash and equivalents at beginning
                  of period                                       125.0           146.2
                                                                 ------          ------
               Cash and equivalents at end
                  of period                                      $ 90.7          $134.1
                                                                 ======          ======


SUPPLEMENTAL   Cash paid:
DISCLOSURES       Interest                                        $25.2           $71.0
OF CASH FLOW      Income taxes                                     21.0            31.0
INFORMATION    Non-cash activity:
               Capital contribution from parent                    18.1
               Reclassification of note from long-term
                 to short-term                                                    288.5
               Non-cash proceeds relating to the
                 Wise sale                                                         44.3
               Non-cash proceeds from the sale
                 of options recorded in equity                                     44.0
               Additional proceeds on Foods sale                   20.0
               Reclassification of minimum pension
                 liability adjustment to prepaid pension cost      97.7
----------------------------------------------------------------------------------------

See Notes to Consolidated and Combined Financial Statements

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

BORDEN, INC.

(In millions)

----------------------------------------------------------------------------------------------------------------------------------
                                   Preferred   Common    Paid-in    Receivable   Accumulated     Minimum   Accumulated
                                     Stock     Stock     Capital       from      Translation     Pension     Deficit       Total
                                                                      Parent      Adjustment    Liability
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996           $614.4     $2.0      $379.9     $(443.6)      $(27.2)      $(109.2)     $(556.2)     $(139.9)
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                     200.3        200.3

Cash dividends-preferred stock                                                                                 (55.3)       (55.3)

Translation adjustments and other                                                   (14.1)        109.2                      95.1

Interest accrued on notes from
  parent                                                    23.3                                                             23.3

Cash dividends-common stock                                (38.1)                                                           (38.1)

Capital contribution from parent                            18.1                                                             18.1

Additional note from Foods sale                                        (20.0)                                               (20.0)
----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1997          $614.4     $2.0      $383.2     $(463.6)      $(41.3)      $   --       $(411.2)     $  83.5
----------------------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Combined Financial Statements

--------------------------------------------------------------------------------
COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

BORDEN, INC. AND AFFILIATES

                                                      Three Months Ended
                                                        September 30,
                                                    ----------------------
(In millions)                                        1997          1996
--------------------------------------------------------------------------
Net sales                                           $844.0       $1,123.8
Cost of goods sold                                   555.9          759.2
                                                    ------       --------

Gross margin                                         288.1          364.6
                                                    ------       --------

Distribution expense                                  44.4           57.5
Marketing expense                                    126.2          206.7
General & administrative expense                      66.3           60.7
Loss on divestiture                                                   5.0
                                                    ------       --------

Operating income                                      51.2           34.7
                                                    ------       --------

Interest expense                                      20.1           30.1
Other (income), net                                   (1.4)            .2
                                                    ------       --------

Income from continuing operations
  before income taxes                                 32.5            4.4
Income tax expense                                    22.1            2.7
                                                    ------       --------

Income from continuing operations                     10.4            1.7
                                                    ------       --------

Discontinued operations:
  Income from operations, net of tax                   6.9            6.8
  Income from disposal, net of tax                   154.4
                                                    ------       --------

Net income                                           171.7            8.5
Preferred stock dividends                            (18.4)         (18.4)
                                                    ------       --------

Net income (loss) applicable to common stock        $153.3       $   (9.9)
                                                    ======       ========
--------------------------------------------------------------------------

See Notes to Consolidated and Combined Financial Statements

--------------------------------------------------------------------------------
COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

BORDEN, INC. AND AFFILIATES

                                                       Nine Months Ended
                                                         September 30,
                                                    ------------------------
(In millions)                                         1997           1996
----------------------------------------------------------------------------
Net sales                                           $2,581.9       $3,368.3
Cost of goods sold                                   1,717.7        2,278.6
                                                    --------       --------

Gross margin                                           864.2        1,089.7

Distribution expense                                   130.2          174.7
Marketing expense                                      440.9          641.3
General & administrative expense                       187.8          194.6
Gain on divestiture                                                   (77.9)
                                                    --------       --------

Operating income                                       105.3          157.0
                                                    --------       --------

Interest expense                                        68.5           87.2
Other (income), net                                     (8.6)         (12.2)
                                                    --------       --------
Income from continuing operations
  before income taxes                                   45.4           82.0
Income tax expense                                      28.4           42.7
                                                    --------       --------

Income from continuing operations                       17.0           39.3
                                                    --------       --------

Discontinued operations:
  Income from operations, net of tax                    26.5           24.8
  Income on disposal, net of tax                       154.4
                                                    --------       --------

Net income                                             197.9           64.1
Preferred stock dividends                              (55.3)         (55.3)
                                                    --------       --------

Net income applicable to common stock               $  142.6       $    8.8
                                                    ========       ========
----------------------------------------------------------------------------

See Notes to Consolidated and Combined Financial Statements

--------------------------------------------------------------------------------
COMBINED BALANCE SHEETS (UNAUDITED)

BORDEN, INC. AND AFFILIATES

(In millions)

                                                                   September 30,   December 31,
                                                                   ----------------------------
ASSETS                                                                1997            1996
----------------------------------------------------------------------------------------------
CURRENT        Cash and equivalents                                 $  101.6        $   160.2
ASSETS         Accounts receivable (less allowance
                 for doubtful accounts of $17.2 and $23.0
                 respectively)                                         424.4            549.9
               Inventories:
                 Finished and in-process goods                         229.3            286.5
                 Raw materials and supplies                            113.2            142.3
               Deferred income taxes                                   161.5            202.3
               Other current assets                                     66.1             82.4
               Net assets of discontinued operation                    164.7
                                                                    --------        ---------
                                                                     1,260.8          1,423.6
                                                                    --------        ---------

INVESTMENTS    Investments in affiliated companies                     108.5            106.8
AND OTHER      Deferred income taxes                                   112.9            267.9
ASSETS         Prepaid pension cost                                    150.3
               Other assets                                             55.5            106.9
                                                                    --------        ---------
                                                                       427.2            481.6
                                                                    --------        ---------

PROPERTY       Land                                                     45.3             75.9
AND            Buildings                                               283.0            441.0
EQUIPMENT      Machinery and equipment                               1,208.8          1,504.3
                                                                    --------        ---------
                                                                     1,537.1          2,021.2
               Less accumulated depreciation                          (798.5)        (1,116.1)
                                                                    --------        ---------
                                                                       738.6            905.1
                                                                    --------        ---------

INTANGIBLES    Intangibles resulting from
                 business acquisitions                                 416.2            495.7
                                                                    --------        ---------

TOTAL ASSETS                                                        $2,842.8        $ 3,306.0
                                                                    ========        =========
----------------------------------------------------------------------------------------------

See Notes to Consolidated and Combined Financial Statements

--------------------------------------------------------------------------------
COMBINED BALANCE SHEETS (UNAUDITED)

BORDEN, INC. AND AFFILIATES

(In millions)

                                                               September 30,     December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                               1997             1996
---------------------------------------------------------------------------------------------
CURRENT           Debt payable within one year                   $  113.0         $  421.8
LIABILITIES       Accounts and drafts payable                       279.5            412.5
                  Income taxes                                      238.8            304.0
                  Other current liabilities                         493.7            646.1
                                                                 --------         --------
                                                                  1,125.0          1,784.4
                                                                 --------         --------

OTHER             Long-term debt                                    632.6            582.4
                  Non-pension post-employment
                    benefit obligations                             258.3            308.2
                  Other long-term liabilities                       122.7            135.6
                                                                 --------         --------

                                                                  1,013.6          1,026.2
                                                                 --------         --------
Commitments and Contingencies

SHAREHOLDER'S     Preferred stock - Issued 24,574,751               614.4            614.4
EQUITY            Common stock - $0.01 par value
                    Authorized 300,000,000 shares
                    Issued 198,974,994                                2.0              2.0
                  Paid in capital                                   714.0            683.1
                  Receivable from parent                           (463.6)          (443.6)
                  Affiliate's interest in subsidiary                 75.7             87.9
                  Accumulated translation adjustment               (167.3)          (121.2)
                  Minimum pension liability                                         (109.2)
                  Retained deficit                                  (71.0)          (218.0)
                                                                 --------         --------
                                                                    704.2            495.4
                                                                 --------         --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $2,842.8         $3,306.0
                                                                 ========         ========
---------------------------------------------------------------------------------------------

See Notes to Consolidated and Combined Financial Statements

--------------------------------------------------------------------------------
COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

BORDEN, INC. AND AFFILIATES

                                                                             Nine Months Ended
                                                                               September 30,
                                                                            --------------------
(In millions)                                                                1997         1996
------------------------------------------------------------------------------------------------
CASH FLOWS        Net income                                                $ 197.9      $ 64.1
(USED IN) FROM    Adjustments to reconcile net income to
OPERATING           cash from operating activities:
ACTIVITIES        Gain on disposal of discontinued operations                (248.2)
                  Depreciation and amortization                                70.7       101.8
                  Gain on divestiture of business                                         (77.9)
                  Unrealized gain on interest rate swap                        (3.4)      (12.6)
                  Net change in assets and liabilities:
                    Trade receivables                                          (5.3)       (5.6)
                    Inventories                                                (3.1)      (48.1)
                    Trade payables                                            (20.8)       (3.4)
                    Current and deferred taxes                                102.3        27.3
                    Other assets                                               (7.5)       34.3
                    Other liabilities                                        (132.1)      (99.1)
                    Discontinued operations, working capital, cash
                      and non-cash charges                                     (0.2)       37.1
                                                                            -------      ------
                                                                              (49.7)       17.9
                                                                            -------      ------

CASH FLOWS        Capital expenditures                                       (125.1)     (179.8)
FROM (USED IN)    Proceeds from the divestiture of businesses                 419.1       136.5
INVESTING         Proceeds from the sale of fixed assets                       16.2
ACTIVITIES        Acquisition of product line and distributor                  (5.3)
                                                                            -------      ------
                                                                              304.9       (43.3)
                                                                            -------      ------

CASH FLOWS        Increase (decrease) in short-term debt                       22.5       (24.1)
(USED IN) FROM    Borrowing of long-term debt                                 362.4       107.1
FINANCING         Repayment of long-term debt                                (643.4)
ACTIVITIES        Decrease in minority interest                                           (13.7)
                  Interest received from parent                                38.1
                  Common stock dividends paid                                 (38.1)
                  Preferred stock dividends paid                              (55.3)      (55.3)
                                                                            -------      ------
                                                                             (313.8)       14.0
                                                                            -------      ------
------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

BORDEN, INC. AND AFFILIATES

                                                                      Nine Months Ended
                                                                         September 30,
                                                                --------------------------------
(In millions)                                                    1997                     1996
------------------------------------------------------------------------------------------------
                Decrease in cash and equivalents                $(58.6)                  $(11.4)
                Cash and equivalents at beginning
                  of period                                      160.2                    146.2
                                                                ------                   ------
                Cash and equivalents at end
                  of period                                     $101.6                   $134.8
                                                                ======                   ======


SUPPLEMENTAL    Cash paid:
DISCLOSURES       Interest                                      $ 65.6                   $ 71.0
OF CASH FLOW      Income taxes                                    40.5                     31.0
INFORMATION     Non-cash activity:
                  Capital contribution from parent                18.1
                  Reclassification of note from long-term
                    to short-term                                                         288.5
                  Proceeds relating to the Wise sale                                       44.3
                  Proceeds from the sale of
                    options recorded in equity
                  Additional proceeds on Foods sale               20.0                     44.0
                  Reclassification of minimum pension
                    liability adjustment to prepaid pension
                    cost                                          97.7
------------------------------------------------------------------------------------------------

See Notes to Consolidated and Combined Financial Statements

--------------------------------------------------------------------------------
COMBINED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

BORDEN, INC.  AND AFFILIATES

(In millions)

------------------------------------------------------------------------------------------------------------------------------------
                                 Preferred  Common  Paid-in  Receivable  Affiliate's   Accumulated   Minimum   Accumulated
                                   Stock    Stock   Capital     from     Interest in   Translation   Pension     Deficit    Total
                                                               Parent    Subsidiary     Adjustment  Liability
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996         $614.4    $2.0    $683.1   $(443.6)      $87.9        $(121.2)    $(109.2)    $(218.0)   $495.4
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                   (4.4)                                 202.3     197.9

Cash dividends-preferred stock                                                                                     (55.3)    (55.3)

Translation adjustments and other                       7.6                  (7.8)         (46.1)      109.2                  62.9

Interest accrued on notes from
  parent                                               23.3                                                                   23.3

Cash dividends-common stock                           (38.1)                                                                 (38.1)

Capital contribution from parent                       38.1     (20.0)                                                        18.1
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1997        $614.4    $2.0    $714.0   $(463.6)      $75.7        $(167.3)    $   --      $ (71.0)   $704.2
------------------------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Combined Financial Statements

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
    (Dollars in millions except per share amounts and as otherwise indicated)

1.   BASIS OF PRESENTATION

     Borden, Inc. (the "Company") conducts operations in the following businesses: adhesives and resins ("Chemical"), decorative products and wallcoverings ("Decorative Products") and consumer adhesives and business services ("Other"). Borden, Inc. and Affiliates (the "Combined Companies") includes the financial condition and results of operations of the Company with the financial condition and results of operations of the Company's former international and domestic food operations ("Foods") and former salty snacks business ("Wise"). As explained in Note 4, the Company has signed a definitive agreement to sell its Decorative Products business and, the Company completed the sale of its fresh dairy products business ("Dairy"). In addition, the Company sold its packaging and plastic films business on October 11, 1996 and its European bakery business on December 18, 1996.

     The Company's principal lines of business formerly included Foods and Wise. Subsidiaries of BWHLLC, an affiliate of the Company's parent, together with subsidiaries of Wise Holdings, Inc. ("Wise Holdings") and subsidiaries of Borden Foods Holdings Corporation ("Foods Holdings,") purchased Wise and Foods on July 2, 1996 and October 1, 1996, respectively. As a result of these sales, Wise and Foods, as of their respective sale dates, are no longer legally part of Borden, Inc. (the "Registrant") on a consolidated basis. However, management of the Registrant continues to exercise significant operating and financial control over Wise and Foods. In addition, Wise Holdings and Foods Holdings provide financial guarantees to obligations under the Company's credit facility and all of the Company's outstanding publicly held debt. Because of the aforementioned control and guarantees, the Company has included, supplementally in this filing, the Combined Companies financial condition and results of operations and cash flows. The Combined Companies present financial information on a basis consistent with that upon which credit was originally extended to the Company.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ASSETS AND LIABILITIES HELD UNDER CONTRACTUAL ARRANGEMENTS - Because management of the Company exercises significant control over Wise and Foods, the assets and liabilities of Wise and Foods, as of their respective sale dates, are classified as "sold under contractual arrangements" in the consolidated financial statements. In addition, any future losses incurred by Wise and Foods will be recorded in the consolidated financial statements to the extent of the Company's net investment in Wise and Foods. At September 30, 1997, the Company's net investment in Wise and Foods was $5.1 and $223.8, respectively.

     The Combined Companies continue to report Wise and Foods at the Company's historical values since they remain a member of the controlled group and since in management's best estimate, future operating cash flows from Wise and Foods are expected to exceed the historical carrying values of the businesses.

     RECENTLY ISSUED ACCOUNTING STATEMENTS - The Financial Accounting Standards Board has recently issued two new accounting standards, Statement 130, Reporting Comprehensive Income, and Statement 131, Disclosures about Segments of an Enterprise and Related Information. These statements will affect the disclosure requirement for the 1998 annual financial statements. The Company is currently evaluating the effect of these new statements.

     RECLASSIFICATION - Certain prior year amounts have been reclassified to conform with the 1997 presentation.

3.   ASSET WRITE-DOWNS AND BUSINESS REALIGNMENT

     In December 1996, management approved the closure of five domestic pasta plants in 1997 in order to reduce its product line complexity and manufacturing capacity. Accordingly, the Combined Company provided $27.8 million in 1996 to write down the facilities to their net realizable value. Management anticipates certain additional costs to be incurred in 1997 related to these plant closures; such charges totaled $6.0 million for the nine month period ended September 30, 1997. By September 30, 1997, operations at three of these operations had ceased, and the two other facilities were sold.

     In March 1997, Foods announced its intention to sell certain businesses from its current portfolio, which are considered not to be aligned with its "grain-based meal solution" strategy. Among the businesses to be sold are milk powder, processed cheese, sweetened condensed milk and reconstituted lemon juice. On October 8, 1997, Foods announced a definitive agreement to sell its Cracker Jack candy popcorn business to the Frito-Lay Company, a unit of PepsiCo. Management is currently evaluating final bids on the remaining unaligned businesses. Management expects the proceeds from such dispositions to exceed their carrying cost.

4.   DISCONTINUED OPERATIONS

     On November 6, 1997, the Company announced a definitive agreement for the sale of its Decorative Products business to Blackstone Capital Partners III Merchant Banking Fund, L.P. The transaction value is approximately $320 million, consisting of about $310 million in cash plus a retained equity interest of 11 percent. The transaction is not expected to close until the first quarter 1998 and the proceeds are expected to be used to finance acquisitions and to invest in existing businesses. The Decorative Products operations are a segment of the Company's business as defined in APB 30 and as such the results of the Decorative Products operations have been reclassified to discontinued operations. The anticipated gain on the sale will be recorded in discontinued operations once the transaction is completed. Net assets of $164.7 related to the discontinued operation have been segregated in the September 30, 1997 balance sheets. This amount consists of the assets and liabilities of the business to be sold.

     On September 4, 1997, the Company completed the sale of Dairy to Mid-America Dairymen, Inc. Proceeds consisted of $405.2 million in cash which was used to pay down debt and to invest in existing businesses. The after tax gain on the transaction of $154.4 million is recorded in discontinued operations in the Company's statement of operations since Dairy operations were a segment of the Company's business as defined in APB 30.

     On October 1, 1996, the Company sold Foods to Foods Holdings and its subsidiaries for $550.0 million less assets transferred and liabilities assumed. The purchase price of the business was determined by an independent valuation and subject to adjustment based on a valuation associated with Foods management's intent to realign its then current portfolio of businesses. Upon completion of this valuation in September 1997, additional proceeds of $20.0 million consisting of receivables from the Company's parent previously held by Foods Holdings were transferred to the Company. A loss on disposal of $330.7 ($263.5 pretax) was recorded as a loss on discontinued operations in the consolidated financial statements in the third quarter of 1996.

     Since Foods remains a member of the controlled group and because management's best estimate of future operating cash flows from Foods is expected to exceed the historical carrying value of the business, no loss was incurred in the Combined Companies' financial statements, except for tax costs of $9.2 million related to a $30.0 million adjustment to the basis of certain intangibles as a result of the finalization of the purchase price in September 1997.

     The results indicated below for Decorative Products, Dairy and Foods have been reported separately as discontinued operations in the Consolidated Statements of Operations. Decorative Products and Dairy are included in the 1997 and 1996 results while Foods is included in the 1996 results only.

                                                 THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                                 --------------------------------          -------------------------------
                                                      1997             1996                     1997             1996
-----------------------------------------------------------------------------------------------------------------------
          Net sales:                                 $215.6           $780.0                   $827.0          $2,336.1
          Income before income taxes                   10.4             11.7                     44.1              20.2
          Income tax expense                            3.5              4.0                     17.6               8.3
          Income from discontinued operations           6.9              7.7                     26.5              11.9
-----------------------------------------------------------------------------------------------------------------------

The results indicated below for Dairy and Decorative Products have been reported separately as discontinued operations in the Combined Statements of Operations.

                                                      1997             1996                     1997             1996
-----------------------------------------------------------------------------------------------------------------------
          Net sales:                                 $215.6           $316.7                   $827.0          $  959.6
          Income before income taxes                   10.4             10.8                     44.1              39.6
          Income tax expense                            3.5              4.0                     17.6              14.8
          Income from discontinued operations           6.9              6.8                     26.5              24.8
-----------------------------------------------------------------------------------------------------------------------

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

     LEGAL MATTERS - The Company has recorded liabilities for environmental remediation costs in amounts which it believes are probable and reasonably estimable. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may exceed current reserves by amounts that may prove insignificant or by amounts, in the aggregate, up to $30 million. During the third quarter of 1997, the Company settled a lawsuit with Quaker Oats Company ("Quaker") in connection with the 1994 sale to Quaker of the Company's Brazilian pasta business. The settlement amount was fully accrued. In addition, the Company may be held responsible for certain environmental liabilities incurred at Borden Chemicals and plastics Limited Partnership ("BCP") facilities, which were previously owned by the Company. The Company has resolved litigation with the Internal Revenue Service on proposed adjustments to the utilization of certain capital losses in the Company's tax returns for the period 1989 to 1993. The Company has agreed to the payment of certain taxes and interest, of approximately $100 million resulting from the reduction of capital losses on such tax returns. The settlement was fully accrued by the Company. The Company believes, based upon the information it currently possesses, and taking into account its established reserves for estimated liability and its insurance coverage, that the ultimate outcome of the foregoing proceedings and actions is unlikely to have a material adverse effect on the Company's financial position or operating results.

     OTHER COMMITMENTS - BCP Management, Inc., a wholly owned subsidiary of the Company, is general partner of BCP and has certain fiduciary responsibilities to BCP's unitholders. The company believes that such responsibilities will not have a material adverse effect on its financial statements.

6.   EQUITY CHANGE

     As of September 30, 1997 the Company reclassified its SFAS No. 87 minimum pension liability of $97.7, net of tax, to prepaid pension cost as the fair market value of the Plan assets exceed its accumulated benefit obligation. The remainder of the change was the result of the recognition of an $11.5 (net of tax) curtailment and settlement charge related to the Dairy sale.

                          PART I FINANCIAL INFORMATION
                          ----------------------------

Item 2: MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is a comparison of sales and operating income (loss) by business unit:

(Dollars in millions)
-----------------------------------------------------------------------------------------------------
                                THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
SALES                                1997          1996                      1997          1996
------------------------------------------       --------                  --------      ---------
Chemical                            $318.6       $  296.3                  $  965.0      $  866.5
Other                                 27.0           25.5                      75.9          70.1
                                    ------       --------                  --------      --------
   Subtotal                          345.6          321.8                   1,040.9         936.6
Businesses held for sale (1)          25.9          273.1                      79.4         989.6
                                    ------       --------                  --------      --------
CONSOLIDATED NET SALES               371.5          594.9                   1,120.3       1,926.2

Foods                                402.8          463.3                   1,256.5       1,376.5
Wise (2)                              69.7           65.6                     205.1         209.7
Combining adjustments (3)                                                                  (144.1)
                                    ------       --------                  --------      --------
COMBINED NET SALES                  $844.0       $1,123.8                  $2,581.9      $3,368.3
                                    ======       ========                  ========      ========

                                THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
OPERATING INCOME                     1997          1996                      1997          1996
------------------------------------------       --------                  --------      ---------
Chemical                            $ 30.2       $   29.8                  $   95.2      $   98.3
Other                                  0.5            1.9                       4.3           9.7
Corporate                             (1.8)          (9.3)                    (20.7)         34.3
                                    ------       --------                  --------      --------
   Subtotal                           28.9           22.4                      78.8         142.3
Businesses held for sale (1)           0.8           11.0                       2.8          19.4
                                    ------       --------                  --------      --------
CONSOLIDATED OPERATING INCOME         29.7           33.4                      81.6         161.7

Foods                                 19.0            0.1                      22.9         (22.5)
Wise (2)                               2.5            1.2                       0.8          (4.9)
Combining adjustments (3)                                                                    22.7
                                    ------       --------                  --------      --------
COMBINED OPERATING INCOME           $ 51.2       $   34.7                  $  105.3      $  157.0
                                    ======       ========                  ========      ========
-----------------------------------------------------------------------------------------------------

(1)  Includes Wise results prior to sale to affiliate on July 2, 1996.
(2)  Represents 100% of Wise results for the applicable period presented.
(3) Represents an adjustment to exclude the Wise results, including the $16.7 loss on the sale of Wise.

CONSOLIDATED AND COMBINED QUARTER ENDED SEPTEMBER 30, 1997 VERSUS QUARTER ENDED SEPTEMBER 30, 1996

Consolidated net sales from continuing operations for the three months ended September 30, 1997 decreased $223.4 million to $371.5 million. This 37.5% decrease was mainly the result of businesses divested in the fourth quarter of 1996, which were included in the 1996 sales from continuing operations. Excluding the effect of these divested businesses, consolidated sales increased $19.4 million, a 5.5% increase. Operating income, excluding the effect of businesses divested in 1996, increased $6.5 million or 28.0%.

Combined net sales from continuing operations for the three months ended September 30, 1997 decreased $279.8 million to $844.0 million while operating income increased $16.5 million to $51.2 million as a result of the above factors and the improved operating results of Foods and Wise.

Chemical
--------
Chemical sales for the three months ended September 30, 1997 increased $22.3 million or 7.5%. The increase is driven primarily by a $14.6 million increase at Forest Products and a $6.6 million increase at Foundry and Industrial Resins. Forest Products sales reflect higher volume and a modest overall increase in selling prices as a result of the partial pass through of higher raw material costs. Forest Products volume benefited from plant additions and expansions which were needed to support customer demands. The increase in Foundry and Industrial Resins sales reflects modest improvements in both volume and pricing.

Operating income increased 1.3 % to $30.2 million for the third quarter of 1997. The increase is attributable to the sales volume increases, offset by higher raw material costs in the Forest Products business and higher selling, general and administrative expenses.

Other
-----
The Other sales growth of $1.5 million or 5.8% is attributable to increased sales of consumer adhesives to mass merchants and major craft retailers coupled with increased export sales.

Operating income in the Other businesses decreased $1.4 million from the prior year as a result of higher administrative costs.

Businesses held for sale
------------------------
The $247.2 million sales decline and the $10.2 million decrease in operating income in the businesses held for sale category reflect the divestitures of the packaging and plastic films business and the European bakery business during the fourth quarter of 1996.

Corporate
---------
Corporate net operating expense totaled $1.8 million as compared to $9.3 million in the prior year's third quarter as result of charges incurred in 1996 for the sale of the packaging and plastic films business.

Foods
-----
As anticipated, third quarter Foods sales decreased 13.1% from the third quarter of 1996 as a result of the continued rationalization of unprofitable volume within the Italian Foods business and its exit from the private label pasta business.

1997 third quarter operating income improved $18.9 million as compared to the third quarter of 1996. The favorable quarterly results are primarily attributable to improved business disciplines resulting in lower marketing costs within Signature Flavors. In addition, strong branded pasta volume, net realization improvements, and lower U.S. Pasta fixed manufacturing overhead expense all contributed to the favorable third quarter results.

Wise
----
The Wise sales growth of $4.1 million or 6.2% resulted from volume gains generated by potato chip sales promotions and increased volume in Cheez Doodles and tortilla chips.

Wise operating income increased $1.3 million from the prior year as a result of increased sales volume in higher margin products and ongoing manufacturing cost savings.

CONSOLIDATED AND COMBINED NINE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1996

Consolidated net sales from continuing operations for the nine months ended September 30, 1997 decreased $805.9 million to $1,120.3 million. This 41.8% decrease was mainly the result of businesses divested in 1996, which were included in the 1996 sales from continuing operations. Excluding the effect of these divested businesses, consolidated sales increased $91.6 million, a 8.9% increase. Operating income declined $80.1 million as a result of the gain on the sale of an investment in a Spanish food company during 1996.

Combined net sales from continuing operations for the nine months ended September 30, 1997 decreased $786.4 million to $2,581.9 million while operating income decreased $51.7 million to $105.3 million as a result of the above factors and the operating results of Foods and Wise.

Chemical
--------
Chemical sales for the nine months ended September 30, 1997 increased $98.5 million or 11.4%. The increase is driven primarily by a $65.0 million increase in Forest Products, a $21.5 million increase in Foundry and Industrial Resins and a $9.1 million increase in Coatings and Graphics. The sales increases for Forest Products, as well as Foundry and Industrial Resins reflect higher volume and the partial pass through of higher raw material costs. The Forest Products volume benefited from plant additions and expansions to support customer demands. Increased Coatings and Graphics sales reflect a substantial increase in volume of fiber optic coatings.

Operating income declined 3.2% to $95.2 million through the third quarter of 1997 despite the increase in volume. The decline reflects the inability to fully pass through raw material cost increases and higher selling, general and administrative expenses.

Other
-----
The Other sales increase of $5.8 million or 8.2% is primarily attributable to increased sales of consumer adhesives to office superstores, schools and home center channels.

Operating income in the Other businesses decreased $5.4 million from the prior year as a result of higher administrative costs and certain inventory write-offs.

Businesses held for sale
------------------------
The $910.2 million sales decline and the $16.6 million decrease in operating income in the businesses held for sale category reflect the divestitures of the packaging and plastic films business and the European bakery business during the fourth quarter of 1996.

Corporate
---------
Corporate net operating expenses of $20.7 million were flat compared to 1996, considering 1996 included the gain on the sale of a Spanish food business, offset by the loss on the sale of Wise.

Foods
-----
As anticipated, 1997 Foods sales of $1,256.5 million were $120.0 million lower than 1996 as the Italian Foods business continued to rationalize unprofitable volume and exit the private label pasta business.

On a year to date basis Foods 1997 operating income continues to significantly outpace 1996 operating income. The $45.4 million increase over the prior year is primarily driven by improvements in the U.S. Pasta business, and the Signature Flavors business. The U.S. Pasta improvement was the result of favorable semolina and packaging costs, rationalization of unprofitable volume, marketing lower distribution and advertising costs and reduced infrastructure. The Signature Flavors increase is attributable to pricing action taken by Cracker Jack, Cremora and Soups, partially offset by lower volume. In addition, trade spending efficiency has been improved and business disciplines tightened allowing for a reduction in marketing costs.

Wise
----
The Wise sales decline of $4.6 million or 2.2% resulted from the continued program to eliminate unprofitable promotional pricing. Increased volume in Tortilla chips and Cheez Doodles help to mitigate the sales decline.

Wise operating income increased $5.7 million from the prior year as the result of decreased marketing expenditures and ongoing manufacturing cost savings.

Non-operating expenses and income taxes
---------------------------------------
Following is a comparison of non-operating expenses and the effective income tax rate for the Company and the Combined Companies.


(Dollars in millions)
------------------------------------------------------------------------------------------------
                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                       --------------------------------
                                                 CONSOLIDATED                    COMBINED
                                              1997           1996           1997           1996
                                             ------         -----          -----          -----
     Interest expense                        $ 23.4         $29.4          $20.1          $30.1
     Affiliated interest income, net           (5.4)         (0.3)           --             --
     Other non-operating expense               (5.3)          2.2           (1.4)            .2
     Income tax expense                         5.4           2.2           22.1            2.7
     Effective tax rate                          32%          104%            68%            61%

                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                       -------------------------------
                                                 CONSOLIDATED                    COMBINED
                                              1997           1996           1997           1996
                                             ------         -----          -----          -----
     Interest expense                        $ 71.2         $84.7          $68.5          $87.2
     Affiliated interest income, net          (17.0)         (0.3)           --             --
     Other non-operating expense               (5.2)         (6.0)          (8.6)         (12.2)
     Income tax expense                        13.2          48.8           28.4           42.7
     Effective tax rate                          40%           58%            62%            52%
------------------------------------------------------------------------------------------------

Consolidated non-operating expense for the three months ended September 30, 1997 decreased to $12.7 million from $31.3 million for the comparable period in 1996. The $18.6 million improvement was caused primarily by the recognition in 1997 of affiliated interest income from Foods related to the 1996 loan agreement between the Company and Foods and a reduction in interest expense from lower average debt levels.

Consolidated non-operating expense was $49.0 million for the nine months ended September 30, 1997. The decrease of $29.4 million from the 1996 total of $78.4 million was due mainly to the recognition of affiliated interest from the Foods borrowings, and a reduction in interest expense as a result of lower average debt levels.

Significantly lower consolidated income tax expense was incurred in the consolidated nine months ended September 30, 1997 vs. 1996 primarily as a result of lower earnings before taxes and a lower effective tax rate. The effective tax rate in 1996 reflected the sale of Wise to an affiliate at a loss for which there was no related tax benefit.

Combined non-operating expense for the three months and the nine months ended September 30, 1997 decreased $11.6 million and $15.1 million, respectively, versus the comparable periods in 1996. The improvement was primarily the result of a reduction in interest expense from lower debt levels.

The decrease in the combined income tax expense for the nine months ended September 30, 1997 when compared to 1996 reflects lower earnings before taxes partially offset by a higher effective tax rate. The higher effective tax rate in 1997 is primarily the result of finalization of the foods purchase price leading to a $30.0 million adjustment in the tax basis of certain intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES
Consolidated and combined operating activities used cash of $47.4 million and $49.7 million in 1997, compared to $20.0 million and $17.9 million generated in 1996, respectively. Included in the 1997 use of cash is approximately $40 million outflow from the settlement of various litigation and approximately
23.0 million of payments for insurance related liabilities.

The Company has agreed to the payment of approximately $100 million relating to certain taxes and interest reflecting the Company's reduction of claimed capital losses in the Company's tax returns for 1989 to 1993. The Company paid $75 million in the fourth quarter of 1997. The balance is anticipated to be settled in 1998. This was fully accrued by the Company in a prior year.

INVESTING ACTIVITIES
The 1997 consolidated investing activities generated cash of $332.4 million compared to $40.8 million used in 1996. The primary 1997 cash inflow is the proceeds from the sale of the Dairy business. These inflows were partially offset by $97.2 million in 1997 capital expenditures. The 1997 capital expenditures were $80.7 million less than 1996 capital expenditures as a result of the sale of businesses during the fourth quarter of 1996. The 1996 proceeds from the sale of a business arose primarily from the sale of a Spanish food company in 1996.

Combined investing activities for the first nine months of 1997 generated cash of $304.9 million. The difference between Combined and Consolidated is the inclusion of Foods and Wise capital expenditures for 1997. Because the foods and salty snacks businesses are included in the 1997 combined financial statements, the investments in these businesses are eliminated. Proceeds from the sale of fixed assets include cash received from the sale of two pasta plants in the third quarter.

The Company anticipates receiving a significant amount of proceeds from the sale of unaligned foods businesses and the Decorative Products business in the fourth quarter of 1997 and the first quarter of 1998. Borden Foods announced its intention to sell certain unaligned businesses including milk powder, processed cheese, sweetened condensed milk and reconstituted lemon juice. On October 8, 1997 Borden Foods announced a definitive agreement to sell its Cracker Jack candy popcorn business. In addition on November 6, 1997, the Company announced a definitive agreement for the sale of the Decorative Products business for cash proceeds of about $310 million.

On October 9, 1997 the Company and Borden Chemical agreed to acquire the stock of Melamine Chemicals, Inc. in a cash tender offer for $20.50 per share, totaling approximately $123 million, pursuant to a definitive merger agreement. This merger is expected to close during the fourth quarter 1997.

FINANCING ACTIVITIES
1997 financing activities used $319.3 million on a consolidated basis and $313.8 million on a combined basis. Cash was used primarily to repay debt. Net long-term debt repayments, including current portion of long-term debt, for the nine months ended September 30, 1997 were $280.4 million. In addition, the Company received $38.1 million of interest on a note receivable from the Company's parent, funded by $38.1 million in common stock dividends. The Company paid $55.3 million in preferred stock dividends.

In July 1997, the Company amended and restated its $1.2 billion credit facility. The facility was restructured into a $950 million five year revolver (maturing July 1, 2003) and a $50 million 364 day convertible revolver. Pricing under the LIBOR based borrowing option was reduced from LIBOR plus 125 basis points to LIBOR plus 60 basis points. The commitment fee on the unused portion of the facility, previously 37.5 points, was reduced to 20 basis points for the five year revolver and 10 basis points for the 364 day revolver. Pricing varies based on a grid tied to the Combined Company's leverage at the end of each fiscal quarter. The current borrowing rate is LIBOR plus 50 basis points. In addition, certain covenants were changed to provide the Company with greater flexibility to complete divestitures and acquisitions.

PART II

Item 1:  LEGAL PROCEEDINGS

Litigation by the State of Ohio against the Company alleging antitrust violations in connection with the sale of milk to schools were settled in September 1997 by cash payment and a donation of product totaling a DE MINIMIS amount. Federal Grand Jury investigations in Ohio and the Plains states have closed with no actions taken. Private antitrust suits alleging price fixing of wholesale/retail accounts in Florida and Virginia have been resolved with the Florida case being dismissed by the court and the Virginia case being settled for $100,000.

In November 1995, the Company was sued in U.S. District Court for the Southern District of New York by the Quaker Oats Company in connection with the 1994 sale to Quaker Oats of the Company's Brazilian pasta business. In July 1997, the case was settled. The amount of the settlement was fully accrued in a prior year.

In November 1997, the Company resolved litigation with the Internal Revenue Service over the utilization of certain capital losses in the Company's tax returns for the period 1989 to 1993 by agreeing to the payment of certain taxes and interest of approximately $100 million. This was fully accrued by the Company in a prior year.

The Company believes, based upon the information it presently possesses, and taking into account its established reserves for estimated liability and its insurance coverage, that the ultimate outcome of the foregoing proceedings and actions is unlikely to have a material adverse effect on the Company's financial position or operating results.

Item 6:  EXHIBIT, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON FORM 8-K

a.       Exhibit

         (27)      Financial Data Schedule

b.       Financial Statement Schedules

Included are the separate financial statements of Foods Holdings and Wise Holdings filed in accordance with rule 3-10 of Regulation S-X. Foods Holdings and Wise Holdings are guarantors of the Company's credit facility and all of the Company's outstanding publicly held debt.

c.       Report on Form 8-K

On September 19, 1997 Borden, Inc. announced the completion of the sale of the stock of Borden/Meadow Gold Dairies, Inc. and its subsidiaries to Mid-America Dairymen, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             BORDEN, INC.
Date: November 14, 1997                      By/
                                                -----------------------------
                                             William H. Carter
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)

         BORDEN FOODS HOLDINGS CORPORATION

         CONDENSED CONSOLIDATED FINANCIAL
         STATEMENTS FOR THE THREE MONTHS AND YEAR TO DATE ENDED
         SEPTEMBER 30, 1997 AND 1996

                        BORDEN FOODS HOLDINGS CORPORATION
                      STATEMENTS OF OPERATIONS (UNAUDITED)
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------   -------------------------------
($ IN 000'S, EXCEPT PER SHARE DATA)                  1997            1996              1997              1996
NET TRADE SALES                                    $402,832        $463,302         $1,256,456        $1,376,540

COSTS AND EXPENSES
    Cost of goods sold                              240,510         287,084            757,698           856,750
    Selling, general and administrative             121,075         150,717            404,169           460,643
    Distribution expense                             23,428          25,640             70,012            78,707
                                                   ------------------------         ----------------------------
OPERATING INCOME (LOSS)                              17,819            (139)            24,577           (19,560)
    Interest expense, net                             1,355           4,297             10,808            11,802
    Other expense (income), net                       2,489            (289)             1,819               644
                                                   ------------------------         ----------------------------
INCOME (LOSS) BEFORE INCOME TAXES                    13,975          (4,147)            11,950           (32,006)
Income tax provision (benefit)                        7,982          (3,673)             5,852           (15,521)
                                                   ------------------------         ----------------------------
NET INCOME (LOSS)                                  $  5,993        $   (474)        $    6,098        $  (16,485)
                                                   ========================         ============================




PER SHARE INFORMATION:
----------------------

Net income (loss) per common share                 $ 59,930        $ (4,740)        $   60,980        $ (164,850)

Average number of common shares outstanding             100             100                100               100
    during the period

          See accompanying notes to the condensed financial statements

                                      BFH1

                        BORDEN FOODS HOLDINGS CORPORATION
                           BALANCE SHEETS (UNAUDITED)
                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

--------------------------------------------------------------------------------------
ASSETS ($ IN 000'S)                                   SEPTEMBER 30,      DECEMBER 31,
                                                          1997               1996
--------------------------------------------------------------------------------------
CURRENT ASSETS
    Cash and equivalents                               $    9,616         $   33,234
    Accounts receivable (net of allowance for
        doubtful accounts of $6,093 and $5,944)           140,272            153,654
    Other receivables                                      17,181             17,332
    Inventories:
        Finished and in-process goods                     153,562            140,452
        Raw materials and supplies                         53,724             59,523
    Deferred income taxes                                   1,656             17,559
    Loans due from affiliates                                 137              9,349
    Other amounts due from affiliates                       3,295             24,972
    Other current assets                                   29,502             32,435
                                                       -----------------------------
                                                          408,945            488,510

OTHER NON CURRENT ASSETS                                    8,387             10,329

PROPERTY AND EQUIPMENT
    Land                                                   20,966             23,147
    Buildings and improvements                             70,018             82,568
    Machinery and equipment                               235,339            243,212
                                                       -----------------------------
                                                          326,323            348,927
    Less: accumulated depreciation                        (70,099)           (66,606)
                                                       -----------------------------
                                                          256,224            282,321
                                                       -----------------------------

INTANGIBLES
    Goodwill                                              157,514            161,296
    Trademarks and other intangibles                      197,150            203,987
                                                       -----------------------------
                                                          354,664            365,283

                                                       -----------------------------
                                                       $1,028,220         $1,146,443
                                                       =============================

          See accompanying notes to the condensed financial statements

                                      BFH2

                        BORDEN FOODS HOLDINGS CORPORATION
                           BALANCE SHEETS (UNAUDITED)
                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

-------------------------------------------------------------------------------------------------------------
LIABILITIES & SHAREHOLDER'S EQUITY ($ IN 000'S)                              SEPTEMBER 30,      DECEMBER 31,
                                                                                 1997              1996
-------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
    Debt payable within one year                                              $   20,272         $   15,707
    Loans due to affiliates                                                       66,897             56,396
    Accounts and drafts payable                                                  116,095            145,363
    Other amounts due to affiliates                                                9,502             32,527
    Accrued customer allowances                                                   50,563             72,447
    Other current liabilities                                                    110,100            116,568
                                                                              -----------------------------
                                                                                 373,429            439,008

LONG-TERM LIABILITIES
    Long-term debt payable to Borden                                             166,990            166,990
    Other long-term debt                                                           7,100              6,701
    Deferred income taxes                                                         31,204             41,527
    Non-pension postemployment obligations                                        11,959             12,906
    Other noncurrent liabilities                                                  11,758             11,053
    Minority interest                                                              3,662              3,540
                                                                              -----------------------------
                                                                                 232,673            242,717


COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY

Common stock ($.01 par; 100 shares authorized, issued and outstanding)              --                 --
Shareholder's investment in affiliate                                             75,529             87,859
Paid-in capital                                                                  349,536            349,475
Accumulated translation account                                                   (6,930)            25,056
Retained earnings from October 1, 1996                                             3,983              2,328
                                                                              -----------------------------
                                                                                 422,118            464,718

                                                                              -----------------------------
                                                                              $1,028,220         $1,146,443
                                                                              =============================

          See accompanying notes to the condensed financial statements

                                      BFH3

                        BORDEN FOODS HOLDINGS CORPORATION
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                            -------------------------------
($ IN 000'S)                                                                    1997             1996
CASH FLOW FROM OPERATING ACTIVITIES:
    Net loss                                                                     6,098          (16,485)
        Adjustments to reconcile net income (loss) to net cash
        provided by (used for) operating activities:
            Depreciation and amortization                                       36,970           33,987
            Change in assets and liabilities:
                Accounts receivable                                             13,382            8,296
                Other receivables                                                  151           (8,589)
                Inventories                                                     (7,311)         (53,974)
                Deferred income taxes                                           15,903
                Other current assets                                             2,933           (7,291)
                Accounts payable                                               (29,268)           2,491
                Accrued customer allowances                                    (21,884)           2,034
                Other current liabilities                                       (6,468)           6,701
                Other net amounts due to / from affiliates                      (1,348)
                Long-term assets and liabilities                                (8,501)           1,799
                Other, net                                                     (35,685)         (23,405)
                                                                              -------------------------
    Net cash provided by (used for) operating activities                       (35,028)         (54,436)
                                                                              -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                                   (24,356)         (31,980)
        Proceeds from divestiture of fixed assets                               11,089
                                                                              -------------------------
    Net cash used for investing activities                                     (13,267)         (31,980)
                                                                              -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Other changes in owner's investment                                                      96,347
        Increase (decrease) in long term debt                                      399           (7,114)
        Increase in net loans due to / from affiliates                          19,713
        Increase in debt payable within one year                                 4,565              (49)
                                                                              -------------------------
    Net cash provided by financing activities                                   24,677           89,184
                                                                              -------------------------

Change in cash and equivalents                                                 (23,618)           2,768
Cash and equivalents at beginning of year                                       33,234           49,538
                                                                              -------------------------
Cash and equivalents for nine months ended September 30, 1997 and 1996        $  9,616         $ 52,306
                                                                              =========================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH RECEIVED (PAID) DURING THE YEAR FOR:
    Interest , net                                                             (26,296)           5,222
    Income taxes, foreign                                                       (7,245)          (7,813)

Non-cash investing and financing activities:
    Capital contribution by Parent                                              20,000
    Additional proceeds from Foods Sale                                        (20,000)

          See accompanying notes to the condensed financial statements

                                      BFH4

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

         In 1996, Borden Foods Corporation ("BFC") was formed for the purposes of acquiring and operating certain of Borden's food businesses ("Foods"). Borden Foods Holdings Corporation ("Foods Holdings"), a wholly owned subsidiary of Borden Foods Holdings, LLC (the "LLC"), owns approximately 98% of BFC; the remaining interest in BFC is owned directly by the LLC. The LLC is controlled by BWH, LLC. BFC Investments L.P. (the "Investments LP"), which is owned 30% by the LLC and 70% by BFC, was formed for the purposes of acquiring, holding and sub-licensing certain trademarks associated with the operation of Foods. In certain circumstances, allocation of income and gains may differ from the ownership percentages indicated.

         Effective October 1, 1996, Borden, in a taxable transaction, sold Foods and certain trademarks to BFC and the Investments L.P., respectively, for $550,000 less assets transferred plus liabilities assumed. In connection with this sale, BFC issued long-term notes to Borden of $166,990 (see Note 4). The purchase price was based on an independent valuation of Foods. Upon completion of the valuation in September 1997, an additional $20,000 of receivables held by BFC were transferred to Borden. There was no change in the book basis of Foods' assets and liabilities as of October 1, 1996 because the sale was between related parties and Borden's principal stockholder will continue to control BFC. There was a $30 million adjustment to the tax basis of certain intangibles as a result of the finalization of the purchase price in September 1997. Borden will continue to exercise significant financial control over BFC. Holdings has fully and unconditionally guaranteed obligations under Borden's Credit Facility and all of Borden's publicly held debt on a pari passu basis.

         BFC is a manufacturer and distributor of a variety of food products worldwide, including pasta, milk powder, processed cheese, sweetened condensed milk, concentrated lemon juice and bouillon. BFC's operations include 32 production facilities, 13 of which are located in the United States. The remaining facilities are located primarily in Europe and Latin America.

         The accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal adjustments, which in the opinion of management are necessary for the fair presentation of operating results for the interim period. Results for the interim period are subject to significant seasonal variations and are not necessarily indicative of results for the full year.


2.  BASIS OF PRESENTATION

         As a result of the financial guarantee and in accordance with Regulation S-X rule 3-10, Borden is required to include in its filings with the Securities and Exchange Commission separate condensed financial statements for Foods Holdings as if it were a registrant. The accompanying condensed financial statements for the three months and nine months ended September 30, 1997 and 1996 were prepared on a purchase accounting basis which allocated approximately $750 million, plus cash retained, less debt assumed, of the December 1994 KKR purchase price to Foods Holdings. The purchase price was allocated to tangible and intangible assets and liabilities of Foods based on independent appraisals and management estimates.

                                      BFH5

         Prior to October 1, 1996, Foods was managed as a division of Borden. Under this structure, Borden incurred various costs related to Foods which included corporate and administrative expenses (see Note 4). The allocation of these costs, as well as intercompany purchases and sales, cash infusions and withdrawals and other transactions, were reflected in an Owner's Investment account through September 30, 1996. In connection with the formation of Foods Holdings and the October 1, 1996 sale, the net assets of Foods have been recapitalized to reflect the resulting capital structure.

         The condensed financial statements include the accounts of Foods Holdings after elimination of material intercompany accounts and transactions. Minority interest reflects the consolidation of international operations in which BFC owns more than a 50% interest but less than a 100% interest. The portion of BFC and the Investment LP directly owned by the LLC is recorded in Shareholder's Investment in Affiliate as of October 1, 1996.

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

         INCOME TAXES - Income taxes are accounted for using the liability method in accordance with SFAS No. 109 "Accounting for Income Taxes". Subsequent to October 1, 1996, Holdings is not included in the domestic consolidated tax return for Borden and deferred income taxes are recorded to recognize the future effects of temporary differences which arise between financial statement assets and liabilities and their bases for income tax reporting purposes. Prior to October 1, 1996, the domestic operations of Foods were included in Borden's consolidated tax return and, accordingly, income tax assets and liabilities were included in an Owner's Investment account. Taxes related to foreign operations have been provided for in accordance with SFAS No. 109.

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

         In addition, in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (FAS No.
         131), "Disclosures about Segments of an Enterprise and Related Information," which requires adoption in periods beginning after December 15, 1997. The statement establishes standards for the way that business enterprises report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographical areas and major customers. The Company is currently evaluating the impact of the Statement.

                                      BFH6

4.  RELATED PARTIES

         BFC is engaged in various transactions with Borden and its affiliates in the ordinary course of business. Subsequent to January 1, 1996, a subsidiary of Borden has provided certain administrative services to BFC at negotiated fees. These services include: processing of payroll and active and retiree group insurance claims, administration of workers compensation claims, and securing insurance coverage for catastrophic claims. BFC reimburses the Borden subsidiary for payments for general disbursements, and general and group insurance and postemployment benefit claims. The amount owed by BFC for reimbursement of payments and for services was $4,985 and $11,678 as of September 30, 1997 and December 31, 1996, respectively.

         BFC is generally self-insured for general insurance claims and postemployment benefits other than pensions. The liabilities for these obligations are included in Foods Holdings' financial statements. By agreement, Borden has retained the obligation for active group insurance claims incurred in 1996 and paid in 1997. On July 24, 1997, BFC entered into an unsecured agreement with a third-party to finance insurance premiums of $1,589. The agreement bears interest at a fixed annual rate of 5.47% and requires monthly payments of principal and interest through the maturity date of April 1, 1998. The interest rate under these agreements was negotiated by Borden on behalf of the affiliated companies.

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

         Subsequent to January 1, 1996, BFC has managed its own receipts, disbursements and net cash position. Cash balances in international businesses which are not repatriated to the U.S. can be loaned to other Borden affiliates at a variable rate (currently LIBOR plus 0.75%) for generally a 30 day period. Net lendings or borrowings by international businesses subsequent to October 1, 1996 are included in amounts due from or to affiliates. Net loans due to international affiliates were $21,560 and $22,687 at September 30, 1997 and December 31, 1996,
         respectively.

         During 1996, BFC entered into a loan agreement (the "Loan Agreement") to borrow funds from Borden under a revolving loan facility and term loans. The revolving loan facility, which terminates on December 31, 1997, provides for borrowings up to $100 million. Effective February 3, 1997, the interest rate on the revolving loan facility was changed such that borrowings with three days notice and which are outstanding at least 30 days will bear interest at a spread over LIBOR; currently LIBOR plus 1.50%. Same day borrowings will bear interest at a spread over prime; currently prime plus 0.50%. A commitment fee of 0.375% is paid on the unused portion of the revolving loan facility. The outstanding balance under the revolving loan facility was $45,200 and $24,360 at September 30, 1997 and December 31, 1996, respectively. Commitment fees charged on the unused portion of the revolving facility were $57 and $387 for the three month and nine month periods ended September 30, 1997, respectively.

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

         As an affiliated guarantor, Foods Holdings' aggregate liability shall not exceed the greater of its outstanding affiliated borrowings or 95% of its adjusted net assets while Borden or any other obligated parties have obligations outstanding. Borden's outstanding credit facility and public borrowings amounted to approximately $642 million at September 30, 1997. In connection with this guarantee, Foods Holdings charges Borden an annual fee of $1,050.

         In connection with the October 1, 1996 transaction, BFC issued $166,990 in long-term notes to Borden at a fixed 12% interest rate due on November 30, 1999. Effective January 1, 1997, the interest rate on the long-term notes to Borden was changed to 10.25%.

                                      BFH7

         Interest expense on the long-term notes was $4,278 and $12,834 for the three month and nine month periods ended September 30, 1997, respectively. By agreement with Borden, interest charges and commitment fees under the Loan Agreement were calculated as if the borrowings under the Loan Agreement were outstanding as of January 1, 1996. Amounts payable for such charges were $4,517 and $20,849 as of September 30, 1997 and December 31, 1996, respectively.

         BFC performs certain administrative services on behalf of other Borden affiliates. These services include sales administration, promotion, purchasing, and research and development. BFC charged these affiliates $1,328 and $1,543 for such services for the three month period ended September 30, 1997 and 1996, respectively, and $4,820 and $5,981 for the nine month periods ended September 30, 1997 and 1996, respectively. $825 and $1,261 were receivable at September 30, 1997 and December 31, 1996, respectively. BFC also sells certain merchandise to Borden affiliates, for which $1,693 and $12,984 were receivable at September 30, 1997 and December 31, 1996, respectively.

         Borden continues to provide executive, financial and strategic management to BFC for which it charges a quarterly fee of $250.


5.  ASSET WRITE-DOWNS AND BUSINESS REALIGNMENT

         In December 1996, management approved the closure of five domestic pasta plants in 1997 in order to reduce its product line complexity and manufacturing capacity. Accordingly, $27,817 was provided in 1996 to write down the facilities to their net realizable value. During the three month period ended September 30, 1997 operations ceased at three of these facilities. The remaining facilities were sold to a management group that has continued operations. Management anticipates certain additional costs to be incurred in 1997 related to these plant closures; such charges totaled $2,614 and $5,959 for the three month and nine month period ended September 30, 1997, respectively.

         In March 1997, BFC announced its intention to sell certain businesses from its current portfolio which are considered not to be aligned with its "great tasting, wholesome, grain-based meal solution" strategy. Among the businesses to be sold are milk powder, processed cheese, sweetened condensed milk and reconstituted lemon juice. On October 8, 1997, BFC announced a definitive agreement for the sale of its Cracker Jack candy coated popcorn business to Frito-Lay Company, a unit of PepsiCo, Inc. Management is currently evaluating bids on the remaining unaligned businesses and expects the proceeds from such dispositions to exceed their current carrying cost.


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

                                      BFH8

          [LOGO] WISE HOLDINGS, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
WISE HOLDINGS, INC. AND SUBSIDIARIES

                                                      Three Months Ended
                                                         September 30,
                                                   -----------------------
(Dollars in thousands)                               1997            1996
-------------------------------------------------------------------------------
Net sales                                          $69,685         $65,596
Cost of goods sold                                  37,279          37,346
                                                   -------         -------

Gross margin                                        32,406          28,250

Distribution expense                                 7,283           5,997
Marketing expense                                   17,318          16,696
General & administrative expense                     5,250           3,971
                                                   -------         -------

Operating income                                     2,555           1,586

Interest expense                                       222             329
Other (income) expense                                 (17)            248
                                                   -------         -------

Income before income taxes                           2,350           1,009

Income taxes                                           910             287
                                                   -------         -------

Net income                                         $ 1,440         $   722
                                                   =======         =======

Per Share Data
--------------

Net income                                         $  14.40         $  7.22

Average number of common shares outstanding             100             100
      during the period
-------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements

-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
WISE HOLDINGS, INC. AND SUBSIDIARIES

                                                       Nine Months Ended
                                                         September 30,
                                                   -------------------------
(Dollars in thousands)                               1997             1996
-------------------------------------------------------------------------------
Net sales                                          $205,136         $209,666
Cost of goods sold                                  114,275          122,619
                                                   --------         --------

Gross margin                                         90,861           87,047

Distribution expense                                 20,156           18,939
Marketing expense                                    55,167           61,181
General & administrative expense                     14,481           11,757
                                                   --------         --------

Operating income (loss)                               1,057           (4,830)

Interest expense                                        725              976
Other (income) expense                                 (112)             306
                                                   --------         --------

Income (loss) before income taxes                       444           (6,112)

Income taxes (benefit)                                  150           (1,504)
                                                   --------         --------

Net income (loss)                                  $    294         $ (4,608)
                                                   ========         ========

Per Share Data
--------------

Net income (loss)                                  $   2.94         $ (46.08)

Average number of common shares outstanding
      during the period                                 100              100
-------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements

-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
WISE HOLDINGS, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share amounts)

                                                                  September 30,         December 31,
ASSETS                                                                1997                 1996
----------------------------------------------------------------------------------------------------
CURRENT        Cash and cash equivalents                             $ 8,530              $ 3,027
ASSETS         Accounts receivable (less allowance                    24,257               23,771
                 for doubtful accounts of $1,843 and $1,345,
                 respectively)
               Affiliated receivables                                    838                1,251
               Inventories:
                 Finished goods                                        4,135                3,744
                 Raw materials and supplies                            4,258                5,339
               Prepaid and other current assets                        4,569                4,807
                                                                     -------              -------
                                                                      46,587               41,939
                                                                     -------              -------
----------------------------------------------------------------------------------------------------
PROPERTY       Land                                                    1,331                1,331
AND            Buildings and improvements                              7,338                4,583
EQUIPMENT      Machinery and equipment                                36,267               35,178
                                                                     -------              -------
                                                                      44,936               41,092
               Less: Accumulated depreciation                         16,047               11,524
                                                                     -------              -------
                                                                      28,889               29,568
                                                                     -------              -------
----------------------------------------------------------------------------------------------------
INTANGIBLES    Trademarks (net of accumulated amortization of         17,512               17,865
AND              $1,293 and $940 respectively)
OTHER ASSETS   Other assets                                            1,022                1,307
                                                                     -------              -------
                                                                      18,534               19,172
                                                                     -------              -------
----------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                         $94,010              $90,679
                                                                     =======              =======
----------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
WISE HOLDINGS, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share amounts)

                                                               September 30,         December 31,
LIABILITIES AND SHAREHOLDER'S EQUITY                               1997                 1996
-------------------------------------------------------------------------------------------------
                Short-term borrowings                            $   567               $   --
CURRENT         Accounts and drafts payable                       15,708                15,924
LIABILITIES     Affiliated payables                                1,868                 2,163
                Accrued liabilities                               16,831                14,415
                                                                 -------               -------
                                                                  34,974                32,502
                                                                 -------               -------
-------------------------------------------------------------------------------------------------
OTHER           Affiliated long-term debt                         10,145                10,145
LIABILITIES     Post-employment benefits other than pensions       9,990                 9,928
                Affiliated employee benefit obligations            1,567                 1,247
                Other long-term liabilities                          359                   225
                Minority interest                                    732                   683
                                                                 -------               -------
                                                                  22,793                22,228
                                                                 -------               -------

                Commitments and Contingencies
-------------------------------------------------------------------------------------------------
SHAREHOLDER'S  Common stock - ($0.01 par value
EQUITY              100 shares authorized, issued
                    and outstanding)                                 --                     --

                Paid in capital                                   34,200                34,200
                Retained earnings (from July 2, 1996)              2,043                 1,749
                                                                 -------               -------
                                                                  36,243                35,949
                                                                 -------               -------
-------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                       $94,010               $90,679
                                                                 =======               =======
-------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
WISE HOLDINGS, INC. AND SUBSIDIARIES

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                              -----------------------
(Dollars in thousands)                                                          1997           1996
-----------------------------------------------------------------------------------------------------
CASH FLOWS      Net income (loss)                                             $   294        $(4,608)
FROM            Adjustments to reconcile net loss to net cash
OPERATING          from (used in) operating activities:
ACTIVITIES         Minority interests' share in income                              9             13
                   Depreciation                                                 4,771          4,271
                   Amortization                                                   353            353
                   Other non-cash                                                 400            470
                Net change in assets and liabilities:
                   Accounts receivables                                        (1,040)        (1,808)
                   Affiliated receivables                                         413         (2,883)
                   Inventories                                                  1,028          1,874
                   Prepaid and other current assets                               238          1,102
                   Other assets                                                   285             98
                   Accounts and drafts payable                                   (216)          (342)
                   Affiliated payables                                           (295)         1,944
                   Accrued liabilities                                          2,416            883
                   Post-employment benefits other than pensions                    62            (78)
                   Affiliated employee benefit obligations                        320            108
                   Other long-term liabilities                                    134            660
                                                                              -------        -------
                                                                                9,172          2,057
                                                                              -------        -------
-----------------------------------------------------------------------------------------------------
CASH FLOWS      Capital expenditures                                           (3,571)        (3,205)
USED IN         Proceeds from sales of equipment                                  332            239
INVESTING       Acquisition of business                                        (1,037)          (655)
ACTIVITIES                                                                    -------        -------
                                                                               (4,276)        (3,621)
                                                                              -------        -------
-----------------------------------------------------------------------------------------------------
CASH FLOWS      Other increase in owner's investment                                           1,013
FROM            Minority interests' equity contribution                            40
FINANCING       Short-term borrowings                                             742
ACTIVITIES      Repayments of short-term borrowings                              (175)           655
                                                                              -------        -------
                                                                                  607          1,668
                                                                              -------        -------
-----------------------------------------------------------------------------------------------------
                Increase (decrease) in cash and equivalents                     5,503            104
                Cash and equivalents at beginning of period                     3,027            601
                                                                              -------        -------
                Cash and equivalents at end of period                         $ 8,530        $   705
                                                                              =======        =======
-----------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements            (continued)

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
WISE HOLDINGS, INC. AND SUBSIDIARIES

(Dollars in thousands)                                                  1997           1996
----------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow
  Information
     Noncash activity:
        Acquisition of Wise net assets                                               $(44,345)
        Issuance of stock in exchange for notes of
             principal stockholder                                                     34,200
        Issuance of note payable to finance purchase of
            Wise net assets                                                            10,145
        Exchange of accounts receivable for assets of business        $   878            --

     Cash paid:
          Interest                                                        922              50
          Taxes                                                          --              --
----------------------------------------------------------------------------------------------

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

Per Share Information
---------------------
Net income per common share at September 30, 1997 is computed by dividing net income by the weighted average number of common shares outstanding during the period ended September 30, 1997. Net income (loss) per common share at September 30, 1996 is computed assuming that the shares outstanding from July 2, 1996 to December 31, 1996 were outstanding for the entire period ended September 30. 1996.

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

3.  AFFILIATED LONG-TERM DEBT
In conjunction with the Incorporation, Wise entered into a long-term loan agreement (the "Loan Agreement") to borrow funds from Borden. The Loan Agreement provides for a revolving loan facility of up to $10 million maturing in December 1997, at a variable interest rate equal to Borden's cost of similar borrowings at 1/2% above a given bank's "base rate", and a $10.145 million term loan maturing in 1999 with a fixed interest rate of 11% and 12% in 1997 and 1996, respectively. Effective February 3, 1997, an additional interest rate option was added to the credit facility. Under this new option, borrowings with three days notice and which are outstanding at least 30 days will bear interest at Borden's cost of funds for similar borrowings plus .25%, currently LIBOR plus 1.50%. A commitment fee of .375% is paid on the unused portion of the revolving loan. Wise did not have any borrowings under the revolving agreement at September 30, 1997 or December 31, 1996. By agreement with Borden, interest charges and commitment fees under the term loan were calculated as if the borrowings were outstanding from January 1, 1996.

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

5.  RELATED PARTIES
In addition to affiliated debt and lease agreements, Wise is engaged in various transactions with Borden and its affiliated companies in the ordinary course of business. A subsidiary of Borden provides certain administrative services to Wise at negotiated fees. These services include: processing of payroll and active and retiree group insurance claims, administration of workers' compensation claims and securing insurance coverage for catastrophic claims. Wise reimburses the Borden subsidiary for payments for general disbursements, and general and group insurance and retirement benefit claims. The amount owed by Wise for these services is included in affiliated payables and was $1,150 and $703 at September 30, 1997 and December 31, 1996, respectively. Effective July 1, 1997, Wise secured the services of a third party for its general insurance needs related to losses that occur after the effective date.

The following table summarizes the charges to Wise for these costs in the nine months ended September 30, 1997 and 1996:
--------------------------------------------------------------------------------
                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                  1997           1996
Employee benefits                                $1,526         $1,188
Group and general insurance                       3,629          3,994
Information services                                156             --
Corporate staff departments and
   overhead                                       1,402          1,258
                                                 ---------------------
                                                 $6,713         $6,440
                                                 =====================
--------------------------------------------------------------------------------

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

Wise also invests excess cash with Borden in one-day investments which totaled $7,250 and $1,800 at September 30, 1997 and December 31, 1996, respectively.

On July 14, 1997 and September 26, 1997, Wise entered into two unsecured agreements with a third-party to finance insurance premiums of $532 and $210. Both agreements bear interest at a fixed annual rate of 5.47% and require monthly payments of principal and interest through the maturity date of April 1, 1998. The interest rates under these agreements were negotiated by Borden on behalf of the affiliated companies.

6.   BUSINESS ACQUISITION
On July 31 1997, for a purchase price of $1.9 million, Wise acquired certain assets (accounted for under the purchase method) of Quality Foods of North Carolina, an independent distributor of Wise products and other snack food products throughout North and South Carolina. Wise will continue to use the acquired assets for the purpose of distribution of snack foods.