Form 10-K405
period 1997-12-31
BORDEN INC
filed 1998-03-27
CIK 13239

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
       ACT OF 1934

    For the fiscal year ended: December 31, 1997 Commission file number: 1-71
                              ------------------                         ----

                                  BORDEN, INC.

          New Jersey                                  13-0511250
-----------------------------------------   -----------------------------------
     (State of incorporation)              (I.R.S. Employer Identification No.)

180 East Broad St., Columbus, OH  43215                  614-225-4000
-----------------------------------------   -----------------------------------
(Address of principal executive offices)        (Registrant's telephone number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

    Title of each class             Name of each exchange on which registered
    -------------------             -----------------------------------------
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

Aggregate market value in thousands of the voting stock held by nonaffiliates of the Registrant based upon the average bid and asked prices of such stock on March 27, 1998: $0.

Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on March 27, 1998: 198,974,994

                       DOCUMENTS INCORPORATED BY REFERENCE

         Document                                            Incorporated
         --------                                            ------------
          none                                                  none

================================================================================

     The Exhibit Index is Located herein at sequential pages 78 through 81.

BORDEN, INC.

INTRODUCTION

The following filing with the Securities and Exchange Commission ("SEC") by Borden, Inc. ("the Company") presents four separate financial statements:
Borden, Inc. Consolidated Financial Statements, Borden, Inc. and Affiliates Combined Financial Statements, the Financial Statements of Wise Holdings, Inc. ("Wise Holdings") and the Financial Statements of Borden Foods Holdings Corporation ("Foods Holdings"). The consolidated statements present the Company after the effect of the sale of (i) the Company's former salty snacks business ("Wise") to Wise Holdings and its subsidiaries and (ii) the Company's former domestic and international foods business ("Foods") to Foods Holdings and its subsidiaries, as explained in Notes 1, 4 and 5 to the consolidated and combined financial statements. The Company, Wise Holdings, and Foods Holdings are controlled by BW Holdings, LLC ("BWHLLC"). The consolidated financial statements are those of the Company, which is the SEC Registrant.

The Borden, Inc. and Affiliates ("the Combined Companies") combined financial statements are included herein to present the Company on a combined historical basis, including the financial position, results of operations and cash flows of Wise and Foods. The Combined Companies' financial statements are included because management of the Company will continue to control significant financial and managerial decisions with respect to Wise Holdings and Foods Holdings. The Combined Companies' financial statements do not reflect pushdown accounting and therefore present financial information on a basis consistent with that on which credit was originally extended to the Company. Also, in accordance with rule 3-10 of Regulation S-X, the financial statements of Wise Holdings and Foods Holdings are included in Part IV of this Registration Statement on Form 10-K because Wise Holdings and Foods Holdings are guarantors of the Company's credit facility and all of the Company's outstanding publicly held debt.

                                            BORDEN, INC.
                                               INDEX
PART I
Item     1 - Business................................................................................. 4
Item     2 - Properties............................................................................... 9
Item     3 - Legal Proceedings........................................................................ 9
Item     4 - Submission of Matters to a Vote of Security Holders......................................12

PART II
Item     5 - Market for the Registrant's Common Stock and Related Stockholder Matters.................12
Item     6 - Selected Financial Data..................................................................13
Item     7 - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations...................................................14
Item     8 - Financial Statements and Supplementary Data
         BORDEN, INC. CONSOLIDATED ("THE REGISTRANT") AND BORDEN, INC. AND AFFILIATES
         COMBINED FINANCIAL STATEMENTS
             Consolidated Statements of Operations, years ended December 31, 1997,
                1996 and 1995.........................................................................26
             Consolidated Balance Sheets, December 31, 1997 and 1996..................................28
             Consolidated Statements of Cash Flows, years ended December 31, 1997,
                1996 and 1995.........................................................................30
             Consolidated Statements of Shareholders' Equity, years ended December 31, 1997,
                1996 and 1995.........................................................................32
             Combined Statements of Operations, years ended December 31, 1997,
                1996 and 1995.........................................................................34
             Combined Balance Sheets, December 31, 1997 and 1996......................................35
             Combined Statements of Cash Flows, years ended December 31, 1997 and 1996..............................................................................37
             Combined Statements of Shareholders' Equity, years ended December 31, 1997,
                1996 and 1995.........................................................................39
             Notes to Consolidated and Combined Financial Statements..................................41
             Independent Auditors' Reports............................................................67

PART III
Item      9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............................................................69
Item     10 - Directors and Executive Officers of the Registrant......................................69
Item     11 - Executive Compensation..................................................................72
Item     12 - Security Ownership of Certain Beneficial Owners and Management..........................75
Item     13 - Certain Relationships and Related Transactions..........................................77

PART IV
Item     14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................77

                                     PART I

Item 1.   Business
-------   --------

The Company was incorporated on April 24, 1899. The Company is engaged primarily in manufacturing, processing, purchasing and distributing a broad range of products through the following segments: chemical, and consumer products and services. The Combined Companies includes the Wise and Foods businesses. Corporate departments provide certain governance functions for all business units. The Company's executive and administrative offices are located in Columbus, Ohio. Production facilities are located throughout the United States and in many foreign countries.

In September 1994, the Company entered into a merger agreement providing for the acquisition of all of the Company's outstanding common stock by affiliates of Kohlberg Kravis Roberts & Co. ("KKR") in exchange for shares of RJR Nabisco Holdings Corp. ("RJR Holdings") common stock owned by affiliates of KKR. The acquisition was completed on March 14, 1995 following approval of the merger of an affiliate of KKR with and into the Company (the "Merger") by shareholders of the Company at a special meeting held on that date. The Company is currently controlled by affiliates of KKR.

On July 2, 1996, the Company sold its Wise business to Wise Holdings and classified the salty snacks business in the "businesses held for sale" segment for all periods prior to this date. On October 1, 1996, the Company sold its Foods business to Foods Holdings and classified this segment as a discontinued operation in the Company's financial statements in accordance with generally accepted accounting principles. Management of the Company continues to exercise significant financial and managerial control with respect to Wise Holdings and Foods Holdings. In addition, Wise Holdings and Foods Holdings have guaranteed the Company's obligations under its credit facility and its outstanding publicly held debt securities.

In 1995 the Company began the process of redesigning its operating structure. As a result of this redesign, management decided to divest certain businesses that did not fit into the Company's long-term strategic plan. Businesses included in the classification "businesses held for sale" for the segment data were the packaging and plastic films business, certain other non-food operations and an equity interest in a Spanish food company (see Note 4 to the consolidated and combined financial statements). During the first quarter of 1996, the Company sold its interest in the Spanish food company. During the fourth quarter of 1996, the Company sold its packaging and plastic films business and a European bakery business. These operations were included in businesses held for sale for segment reporting. On September 4, 1997, the Company sold its Borden/Meadow Gold Dairies business. On March 13, 1998, the Company sold its decorative wallcoverings business. Both businesses are included in discontinued operations for all periods presented.

PRODUCTS

The chemical segment includes formaldehyde, melamine, resins, coatings and other specialty and industrial chemicals.

The Company's consumer products and services segment includes consumer adhesives and infrastructure management services. The Combined Companies' consumer products and services segment includes consumer adhesives, infrastructure management services and Wise salty snacks.

The Combined Companies includes the Company and its subsidiaries, together with the Foods and Wise businesses. In 1996, Foods management announced its strategy to focus on grain-based meal solutions and therefore its intent to divest all businesses not aligned with this strategy (the "Unaligned" businesses.) The ongoing Foods business includes pasta and sauces, bouillon, and dehydrated soups. Foods' principal Unaligned businesses included in 1997 results are processed cheese, candy coated popcorn, non-dairy creamer, sweetened condensed milk, reconstituted lemon and lime juices, and milk powder. Certain of these principal Unaligned businesses were sold in December 1997, with the remaining sales expected to occur early in 1998.

MARKETING AND DISTRIBUTION

Domestic products for the chemical, and consumer products and services segments are sold throughout the United States to industrial users and by in-house and independent sales forces to distributors, wholesalers, jobbers and retailers. To the extent practicable, international distribution techniques parallel those used in the United States. However, raw materials, production considerations, pricing competition, government policy toward industry and foreign investment, and other factors may vary substantially from country to country.

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

COMPETITION

The Company's and the Combined Companies' businesses in all industry segments must deal with intense competition on local and national levels, both in the United States and in foreign markets. Total advertising and promotion expenditures in support of the Company's products were $25.1 million in 1997, $69.5 million in 1996 and $87.1 million in 1995. The Combined Companies' total advertising and promotion expenditures in support of products were $367.2 million in 1997, $489.8 million in 1996 and $540.1 million in 1995. Decreases between years are the result of divestitures.

MANUFACTURING AND RAW MATERIALS

The primary raw materials used by the chemical segment are methanol, phenol, urea and formaldehyde. The primary raw materials used by the consumer products and services segment are methanol and polyvinyl alcohol. Raw materials are generally available from numerous sources in sufficient quantities but are subject to price fluctuations which cannot always be passed on to the Company's customers. The primary raw materials used by the Foods and Wise businesses are flour, tomato products, milk, cheese, oil and potatoes.

Long-term purchase agreements are used in certain circumstances to assure availability of adequate raw material supplies at guaranteed prices, for both the Company and the Combined Companies.

CUSTOMERS

The Company and the Combined Companies do not depend on any single customer nor is their business limited to a group of customers, the loss of which would have a material adverse effect on their businesses. Their primary customers consist of food brokers and distributors, retail stores and manufacturers.

PATENTS AND TRADEMARKS

The Company and the Combined Companies own various patents, trademark registrations, and patent and trademark applications around the world that are held for use or currently used in their operations. A majority of the patents relate to the development of new products and processes for manufacturing and use thereof, and will expire at various times between 1998 and 2005. No individual patent or trademark is considered to be material.

RESEARCH AND DEVELOPMENT

Research and development expenditures were $24.9 million in 1997, $26.5 million in 1996 and $33.1 million in 1995 for the Company and $44.4 million, $49.2 million and $40.0 million for the Combined Companies in 1997, 1996 and 1995, respectively. The development and marketing of new products are carried out at the operating unit level and integrated with quality control for existing product lines.

WORKING CAPITAL

Working capital for all segments is generally funded through operations and borrowings under the Company's credit facility.

EMPLOYEES

At December 31, 1997, the Company had approximately 8,000 employees. The Combined Companies' employees totaled approximately 15,000. Relationships with union and non-union employees are generally good.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

In the consolidated financial information presented below, the Foods segment is shown as a discontinued operation in both the Depreciation and Amortization Expense chart and the Capital Expenditures chart, for the periods presented prior to its October 1, 1996, sale. The Dairy and Decorative Products businesses were discontinued in 1997, and all periods presented have been restated to reflect this accounting treatment. Therefore, Dairy and Decorative Products results are excluded from statements of operations related tables below. The Foods segment, consistent with treatment as a discontinued operation, is excluded from the Sales to Unaffiliated Customers and Operating Income (Loss) charts.

Businesses included in the Company's businesses held for sale classification prior to 1997 are the European bakery business, the packaging and plastic films business, an equity interest in a Spanish food company and the Wise business through July 2, 1996. Certain other non-food operations are included in this category for all periods presented. The Wise business is included in the consumer products and services segment of the Combined Companies' segment information.

In the combined financial information presented below, Foods is shown as a distinct segment and Wise is included in the consumer products and services segment.

INDUSTRY SEGMENTS:
-----------------

SALES TO UNAFFILIATED CUSTOMERS:
------------------------------------------------------------------------------------------------------------------
                                                    CONSOLIDATED                              COMBINED
                                            ----------------------------              -------------------------
(Dollars in millions)                       1997       1996         1995              1997      1996       1995
------------------------------------------------------------------------------------------------------------------
     Foods ongoing                                                                 $   764.4 $    884.0 $    869.4
     Foods Unaligned                                                                   987.3    1,065.8      969.5
     Chemical                              $1,290.8   $1,174.2    $1,139.5           1,290.8    1,174.2    1,139.5
     Consumer products and services            92.6       84.7        77.0             334.8      330.3      327.0
Businesses held for sale                      104.3    1,129.1     1,685.6             104.3    1,002.5    1,435.6
                                          ---------  ---------   ----------        --------- ---------- ----------
                                           $1,487.7   $2,388.0    $2,902.1          $3,481.6  $ 4,456.8  $ 4,741.0
------------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS):
------------------------------------------------------------------------------------------------------------------
                                                    CONSOLIDATED                              COMBINED
                                            ----------------------------              -------------------------
(Dollars in millions)                       1997       1996         1995              1997      1996       1995
------------------------------------------------------------------------------------------------------------------
     Foods ongoing                                                                  $  (32.4)  $  (72.9)  $  (77.6)
     Foods Unaligned                                                                   230.6       52.6       15.0
     Chemical                               $  109.8    $ 127.2   $  140.2             109.8      127.2      140.2
     Consumer products and services              2.8        9.2       10.8               6.4        6.4       (2.3)
Businesses held for sale                         1.8       24.3      (11.9)              1.8       30.4        1.2
Corporate                                      (14.9)      35.7     (375.1)            (14.9)      52.4     (375.1)
                                           ----------  --------   ---------         ---------  --------   ---------
                                           $    99.5    $ 196.4   $ (236.0)          $ 301.3    $ 196.1   $ (298.6)
------------------------------------------------------------------------------------------------------------------

SIGNIFICANT OR UNUSUAL ITEMS AFFECTING COMPARABILITY OF OPERATING INCOME:  (1)
------------------------------------------------------------------------------------------------------------------
                                                    CONSOLIDATED                              COMBINED
                                            ----------------------------              -------------------------
(Dollars in millions)                       1997       1996         1995              1997      1996       1995
------------------------------------------------------------------------------------------------------------------
     Foods ongoing                                                                  $    3.1   $  (26.0)  $  (32.1)
     Foods Unaligned                                                                   137.8        3.2       (7.5)
     Chemical                               $  (16.0)             $    1.6             (16.0)                  1.6
Businesses held for sale                                               5.6                                     5.6
Corporate                                              $   62.0     (238.1)                        78.7     (238.1)
                                             --------  ----------   ----------      --------   --------   --------
                                            $  (16.0)  $   62.0   $ (230.9)         $  124.9   $   55.9   $ (270.5)
------------------------------------------------------------------------------------------------------------------

(1) See page 20 of the Management's Discussion and Analysis of Financial Condition and Results of Operations for further information concerning these items.

IDENTIFIABLE ASSETS AT YEAR END:
------------------------------------------------------------------------------------------------------------------
                                                    CONSOLIDATED                              COMBINED
                                            ----------------------------              -------------------------
(Dollars in millions)                       1997                   1996              1997                 1996
------------------------------------------------------------------------------------------------------------------
     Foods ongoing                                                                 $   688.2             $   860.6
     Foods Unaligned                                                                   345.7                 419.0
     Chemical                               $  904.6              $  703.1             904.6                 703.1
     Consumer products and services             71.6                  60.6             184.3                 161.7
Businesses held for sale                        97.0                  96.0              97.0                  96.0
                                            --------              --------         ---------               -------
                                             1,073.2                 859.7           2,219.8               2,240.4
Discontinued operations                        165.2                 321.6             165.2                 321.6
Corporate assets                               967.5               1,308.7             664.7                 522.7
                                           ---------             ---------         ---------             ---------
                                            $2,205.9              $2,490.0         $ 3,049.7             $ 3,084.7
------------------------------------------------------------------------------------------------------------------

DEPRECIATION AND AMORTIZATION EXPENSE:
------------------------------------------------------------------------------------------------------------------
                                                    CONSOLIDATED                              COMBINED
                                            ----------------------------              -------------------------
(Dollars in millions)                       1997       1996         1995              1997      1996       1995
------------------------------------------------------------------------------------------------------------------
     Foods ongoing                                                                  $   34.6    $  34.3    $  33.6
     Foods Unaligned                                                                    15.8       15.0       15.1
     Chemical                                $  28.6    $  23.4    $  19.0              28.6       23.4       19.0
     Consumer products and services              4.0        3.5        1.0              11.0       10.3        8.8
Businesses held for sale                         5.2       53.9       61.4               5.2       50.6       53.6
Discontinued operations                         19.9       57.6       68.9              19.9       21.3       20.2
Corporate                                        1.1        0.5        6.3               1.1        0.5        6.3
                                             -------    -------    -------          --------   --------    -------
                                             $  58.8    $ 138.9    $ 156.6          $  116.2   $  155.4    $ 156.6
------------------------------------------------------------------------------------------------------------------

CAPITAL EXPENDITURES:
------------------------------------------------------------------------------------------------------------------
                                                    CONSOLIDATED                              COMBINED
                                            ----------------------------              -------------------------
(Dollars in millions)                       1997       1996         1995              1997      1996       1995
------------------------------------------------------------------------------------------------------------------
     Foods ongoing                                                                  $   19.6    $  33.4    $  16.3
     Foods Unaligned                                                                    15.7       16.8       16.4
     Chemical                              $    80.8  $   92.8     $  59.7              80.8       92.8       59.7
     Consumer products and services             11.6        1.4        1.1              16.8        7.2        3.8
Businesses held for sale                         3.6       61.0       69.2               3.6       59.6       66.5
Discontinued operations                         29.3       81.9       52.8              29.3       50.0       20.1
Corporate                                        4.4        5.4       19.7               4.4        5.4       19.7
                                           --------- ----------    -------           -------  ---------   --------
                                           $   129.7 $    242.5    $ 202.5           $ 170.2  $   265.2   $  202.5
------------------------------------------------------------------------------------------------------------------

GEOGRAPHIC SEGMENTS:

SALES TO UNAFFILIATED CUSTOMERS:
------------------------------------------------------------------------------------------------------------------
                                                    CONSOLIDATED                              COMBINED
                                            ----------------------------              -------------------------
(Dollars in millions)                       1997       1996         1995              1997      1996       1995
------------------------------------------------------------------------------------------------------------------
     United States                         $   969.0 $  1,167.1 $  1,576.6        $  2,340.9 $  2,583.5 $  2,804.0
     Europe                                    120.7      755.3      848.3             307.1      969.3    1,043.2
     Latin America                             175.2      175.8      175.2             398.7      391.7      375.2
     Other                                     222.8      289.8      302.0             434.9      512.3      518.6
                                           ---------  --------- ----------          --------  ---------   --------
                                           $ 1,487.7  $ 2,388.0  $ 2,902.1         $ 3,481.6  $ 4,456.8  $ 4,741.0
------------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS):
------------------------------------------------------------------------------------------------------------------
                                                    CONSOLIDATED                              COMBINED
                                            ----------------------------              -------------------------
(Dollars in millions)                       1997       1996         1995              1997      1996       1995
------------------------------------------------------------------------------------------------------------------
     United States                          $   57.0   $  145.0  $  (303.5)         $  223.5   $  117.8  $  (379.8)
     Europe                                      2.7       19.9       19.4              13.6       38.9       25.6
     Latin America                              20.2        6.5       12.4              41.0       12.0       21.0
     Other                                      19.6       25.0       35.7              23.2       27.4       34.6
                                            --------   --------  ---------         ---------   --------   --------
                                            $   99.5   $  196.4   $ (236.0)         $  301.3   $  196.1  $  (298.6)
------------------------------------------------------------------------------------------------------------------

SIGNIFICANT OR UNUSUAL
     ITEMS AFFECTING COMPARABILITY OF OPERATING INCOME: (1)
------------------------------------------------------------------------------------------------------------------
                                                    CONSOLIDATED                              COMBINED
                                            ----------------------------              -------------------------
(Dollars in millions)                       1997       1996         1995              1997      1996       1995
------------------------------------------------------------------------------------------------------------------
     United States                                      $  62.0    $(151.2)         $  140.9    $  55.9  $  (180.1)
     Europe                                 $  (16.0)                (22.0)            (16.0)                (32.7)
     Latin America                                                   (57.7)                                  (57.7)
                                            --------   --------  ---------         ---------   --------   --------
                                            $  (16.0)   $  62.0    $(230.9)          $ 124.9    $  55.9  $  (270.5)
------------------------------------------------------------------------------------------------------------------

(1) See page 20 of the Management's Discussion and Analysis of Financial Condition and Results of Operations for further information concerning these items.

IDENTIFIABLE ASSETS:
------------------------------------------------------------------------------------------------------------------
                                                    CONSOLIDATED                              COMBINED
                                            ----------------------------              -------------------------
(Dollars in millions)                       1997                    1996              1997                 1996
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
     United States                         $ 1,734.6            $  2,108.8         $ 2,150.4             $ 2,132.0
     Europe                                    173.6                 186.8             296.8                 335.7
     Latin America                             130.1                 102.0             238.9                 235.3
     Other                                     167.6                  92.4             363.6                 381.7
                                          ----------            ----------         ---------             ---------
                                           $ 2,205.9            $  2,490.0         $ 3,049.7             $ 3,084.7
------------------------------------------------------------------------------------------------------------------

IMPACT OF THE YEAR 2000 ISSUE

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of this issue and its effects on the Company's businesses.

Item 2.  Properties
-------  ----------

As of December 31, 1997, the Company operated 27 domestic resin production and manufacturing facilities in 16 states, the most significant being a specialty resins plant in Kentucky. In addition, the Company operated 27 foreign resin production and manufacturing facilities primarily in Canada, South America, Great Britain, Australia and the Far East.

As of December 31, 1997, the Company operated 1 domestic facility for producing and manufacturing household, school and consumer glues, in New York.

As of December 31, 1997, the Company operated 2 manufacturing and processing facilities in 2 states included in businesses held for sale.

As of December 31, 1997, the Foods and Wise businesses operated 14 domestic food manufacturing facilities in 9 states and Puerto Rico. In addition, the Foods business operated 19 foreign food manufacturing and processing facilities located principally in Canada, Latin America and Western Europe. The above includes 20 international and domestic Foods plants that are considered Unaligned businesses.

As of December 31, 1997, the Company operated a domestic flexible vinyl and sheeting production facility in Massachusetts and 6 foreign residential wallcoverings and heat transfer paper production facilities located in Canada and the United Kingdom. These facilities are classified as discontinued operations.

The Company's and the Combined Companies' manufacturing and processing facilities are generally well maintained and effectively utilized. Substantially all facilities are owned.

The Company and the Combined Companies are actively engaged in complying with environmental protection laws, as well as various federal and state statutes and regulations relating to manufacturing, processing and distributing their many products. In connection with this, the Company incurred capital expenditures of $8.3 million in 1997, $6.5 million in 1996 and $11.4 million in 1995. The Company estimates that it will spend $5.7 million for environmental control facilities during 1998. The Combined Companies incurred environmental capital expenditures of $12.0 million in 1997, $6.9 million in 1996 and $11.4 million in 1995. The Combined Companies estimate $8.8 million in expenditures relating to control facilities during 1998.

Item 3.  Legal Proceedings
-------  -----------------

Environmental Proceedings
-------------------------

The Company has been notified that it is or may be a potentially responsible party with respect to the cleanup of approximately 55 waste sites in proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state environmental laws. While the Company cannot predict with certainty the total cost of such cleanup, the Company's ultimate liability will depend on many factors including its volumetric share of waste, the financial viability of other responsible parties, the remediation methods and technology used, the amount of time necessary to accomplish remediation, and the availability of insurance coverage. The Company has recorded $23.3 million of liabilities for environmental remediation costs for these and other sites in amounts that it believes are probable and reasonably estimable. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may exceed current reserves by amounts that may prove insignificant or by amounts, in the aggregate, up to approximately $20 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Company among the range of reasonably possible outcomes were used. In estimating both its current reserves for environmental remediation and the possible range of additional costs, the Company has not assumed that it will bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, based generally on the parties' probable contribution on a per site basis. No attempt has been made to discount the estimated amounts to net present value, and no amounts have been recorded for potential recoveries from insurance carriers.

Private actions against the Company and numerous other defendants are pending in U.S. District Court in Baton Rouge, Louisiana, alleging personal injuries and property damage in connection with a waste disposal site in Louisiana. Similar actions are pending in state court in Camden, New Jersey, in connection with a waste disposal site in New Jersey and in state court in Los Angeles, California, in connection with a landfill site in Monterey Park, California (September
1996). A federal court action in Columbus, Ohio (April 1996) in connection with a waste disposal site was resolved in 1997 for a de minimis payment.

Borden Chemicals and Plastics Limited Partnership
-------------------------------------------------

In 1987 the Company's basic chemical and polyvinyl chloride resin businesses located at Geismar, Louisiana, and Illiopolis, Illinois, were acquired by the Borden Chemicals and Plastics Limited Partnership ("BCP"). A wholly owned subsidiary of the Company serves as general partner of BCP and has certain fiduciary responsibilities to BCP's unitholders. Under an Environmental Indemnity Agreement ("EIA"), the Company has agreed, subject to certain conditions and limitations, to indemnify BCP from certain environmental liabilities arising from facts or circumstances that existed and requirements in effect prior to November 30, 1987, and share on an equitable basis those arising from facts or circumstances existing and requirements in effect both prior to and after such date. No claim can be made by BCP under the EIA after November 30, 2002.

In 1985 the Louisiana Department of Environmental Quality ("LDEQ") and the Company entered into a Settlement Agreement that called for the implementation of a long-term groundwater and soil remediation program at the Geismar complex to address contaminants. The Company and BCP have implemented the Settlement Agreement, and have worked in cooperation with the LDEQ to remediate the groundwater and soil contamination. The Settlement Agreement contemplated, among other things, that the Company would install a series of groundwater monitoring and recovery wells, and recovery trench systems. BCP is addressing issues raised by the LDEQ concerning whether the extent of the groundwater contamination has been identified. The Company has paid substantially all of the costs to date of the Settlement Agreement with LDEQ. It is unknown how long the remediation program will continue or whether the LDEQ will require BCP to incur costs to take further remedial measures in response to data generated by planned additional testing. If the LDEQ requires BCP to take further remedial measures, a portion of such costs may be covered under the EIA. The extent to which any costs for further remedial measures required by LDEQ will be covered by the Environmental Indemnity Agreement will depend, in large part, on whether such remedial measures respond to facts or circumstances that existed and requirements in effect prior to November 30, 1987, the date of the sale by the Company of the Geismar and Illiopolis plants to the Partnership.

In February 1993, an EPA Administrative Law Judge held that the Illiopolis, Illinois, facility had violated CERCLA and the Emergency Planning and Community Right to Know Act ("EPCRA") by failing to report certain relief valve releases that occurred between February 1987 and July 1989, which BCP and the Company believe are exempt from CERCLA and EPCRA reporting. BCP's petition for reconsideration was denied, a penalty hearing has been scheduled, and further appeals are possible if the parties cannot reach an agreement. Settlement negotiations between the parties are ongoing. Management does not believe that any ultimate penalty arising from this proceeding would have a material adverse effect on the Company.

On October 27, 1994, the U.S. Department of Justice ("DOJ") acting on behalf of the EPA, filed an action against BCP and its General Partner, BCP Management, Inc., a wholly owned subsidiary of the Company, in U.S. District Court for the Middle District of Louisiana. The complaint sought civil penalties and corrective action for alleged violations of the Resource Conservation and Recovery Act ("RCRA"), CERCLA and the Clean Air Act at the Geismar facility. On March 11, 1998, BCP and the DOJ reached an agreement in principle to resolve the enforcement action brought by the DOJ against BCP, and the Declaratory Judgement Action brought by BCP against the United States. The agreement provides for payment of a civil penalty by BCP of $3.6 million, but it does not include any admission of wrongdoing. The agreement also provides for a specific and detailed program of groundwater and other remediation at the Geismar facility that is consistent with various actions undertaken previously, currently being undertaken, and planned to be undertaken in the future, by BCP. Under certain circumstances, EPA and LDEQ may require investigation and remediation beyond the specific terms of the agreement. BCP, however, believes that the technical information and facts known to it regarding the nature of contamination at the site, and the need for remediation, make it unlikely that investigation and remediation beyond that which BCP has already planned and accounted for will be required. The parties also agreed that BCP will undertake two Supplemental Environmental Projects not required by law. One will involve an innovative program that will result in BCP ceasing to inject certain permitted substances into underground injection wells. Another will involve BCP providing certain technological and emergency preparedness equipment to local organizations. The parties have also agreed that BCP will seek a permit for its VCR unit and related tanks at the Geismar facility and will continue to remain in compliance with all applicable environmental laws. Under the EIA, the Company will reimburse BCP for the costs incurred in connection with the remediation program. The Company has previously accrued amounts sufficient to cover the estimated cost of the remediation.

Other Legal Proceedings
-----------------------

The State of Louisiana has a suit pending against the Company (October 1996) alleging antitrust violations in connection with the sale of milk to schools in certain school districts in Louisiana. A private antitrust suit alleging price fixing of wholesale/retail accounts in Florida (July 1993) was dismissed, but awaits entry of a final order.

A suit by a former shareholder against the Company in U.S. District Court for the Southern District of Florida (August 1996) claiming violations of securities laws by failing to timely announce the proposed acquisition of the Company by affiliates of Kohlberg Kravis Roberts & Co. has been resolved through a settlement and was dismissed in December 1997.

The Company and its former Directors were sued in U.S. District Court for the Southern District of New York (December 1993) for alleged violations of the Securities Exchange Act of 1934 in connection with certain 1993 financial projections. A Motion to Dismiss filed by the defendants was granted by the Judge Magistrate and approved by the District Court. Plaintiffs' appeal was dismissed in December 1997.

On July 19, 1995, a Fresno, California jury returned a verdict against the Combined Companies' Foods business for approximately $11.5 million for wrongful termination of a tomato packing agreement. In granting the award for lost profits to Helm Tomatoes, Inc., a Fresno based agribusiness, the jury found that while the Foods business had a legal right to terminate the agreement, it was estopped from doing so by an oral representation made by a former Foods employee. Foods is contesting the verdict.

In November 1997, the Company resolved litigation with the Internal Revenue Service over the utilization of certain capital losses in the Company's tax returns for the period 1989 to 1993 by agreeing to the payment of certain taxes and interest of approximately $100 million. This was fully accrued by the Company in a prior year.

The Company and the Combined Companies are involved in other litigation throughout the United States, which is considered to be in the ordinary course of their business.

Management believes, based upon the information it currently possesses, and taking into account its established reserves for estimated liability, that the ultimate outcome of the foregoing environmental and legal proceedings and actions is unlikely to have a material adverse effect on the financial position or results of operations of the Company and the Combined Companies.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

The Company's Annual Shareholder Meeting was held November 21, 1997. The Company's Board of Directors was re-elected in its entirety by unanimous vote of the 198,974,994 shares of the Company's common stock outstanding.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
-------  -----------------------------------------------------------------
         Matters
         -------

As a result of the merger on March 14, 1995, all common stock was cancelled and retired and was de-listed from trading on exchanges in the United States, Japan and Switzerland. The Company's authorized common stock consists of 300,000,000 shares with a par value of $0.01 per share, 198,974,994 of which are issued and outstanding and controlled by affiliates of KKR. No shares of such common stock trade on any exchange. The Company declared $51.4 million in dividends on common stock during 1997 and $16.5 million during 1996. The Company's ability to pay dividends on its common stock is restricted by its credit agreement with certain banks. See Notes 8 and 12 to the Consolidated and Combined Financial Statements.

Item 6.   Selected Financial Data
-------   -----------------------
--------------------------------------------------------------------------------
FIVE YEAR SELECTED FINANCIAL DATA

(All dollar and share amounts in millions, except per share data)

The following represents five year selected financial data for the Company and the Combined Companies, restated for discontinued operations. For matters impacting comparability between years see pages 7 and 8.

CONSOLIDATED                        FOR THE YEARS         1997         1996       1995           1994          1993
---------------------------------------------------------------------------------------------------------------------
SUMMARY OF EARNINGS
Net sales                                               $1,487.7     $2,388.0    $2,902.1      $3,270.4      $3,676.3
Income (loss) from
        continuing operations                               17.2         44.7      (428.2)       (505.0)       (204.5)
Income (loss) applicable to common stock                   147.6       (333.1)     (424.9)       (597.7)       (630.7)
---------------------------------------------------------------------------------------------------------------------
Basic and diluted income (loss) per common share
        from continuing operations                          0.09         0.23       (2.22)        (3.51)        (1.45)
Basic and diluted income (loss) per common share            0.74        (1.67)      (2.21)        (4.16)        (4.47)
---------------------------------------------------------------------------------------------------------------------
Dividends
        Common share                                    $   0.26     $   0.08                  $   0.25      $   0.90
        Preferred series A share                            2.98         3.13    $   2.39
        Preferred series B share                                                                   1.32          1.32
---------------------------------------------------------------------------------------------------------------------
 Average number of common shares
  outstanding during the year                              199.0        199.0       192.3         143.7         141.0
---------------------------------------------------------------------------------------------------------------------
FINANCIAL STATISTICS
Total assets                                            $2,205.9     $2,490.0    $3,207.9      $3,670.0      $4,275.1
Long-term debt                                             788.3        567.2     1,200.1       1,368.0       1,233.9
---------------------------------------------------------------------------------------------------------------------

COMBINED                            FOR THE YEARS         1997         1996        1995          1994          1993
---------------------------------------------------------------------------------------------------------------------
SUMMARY OF EARNINGS
Net sales                                               $3,481.6     $4,456.8    $4,741.0      $5,092.6      $5,519.6
Income (loss) from
       continuing operations                                93.1         45.0      (469.2)       (466.9)       (139.2)
Income (loss) applicable to common stock                   131.1          5.1      (424.9)       (597.7)       (630.7)
---------------------------------------------------------------------------------------------------------------------
FINANCIAL STATISTICS
Total assets                                             3,049.7      3,084.7     3,617.9       3,911.8       4,495.4
Long-term debt                                             794.9        581.8     1,210.7       1,377.8       1,242.9
---------------------------------------------------------------------------------------------------------------------

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

                                                   CONSOLIDATED                                COMBINED
                                            --------------------------                 --------------------------
(Dollars in millions)                       1997       1996       1995                 1997       1996       1995
--------------------------------------------------------------------------------------------------------------------
NET SALES
Ongoing businesses                        $  1,383.4  $ 1,258.9  $ 1,216.5          $  2,390.0  $ 2,388.5 $  2,335.9
Businesses held for sale
      and Unaligned Foods businesses           104.3    1,129.1    1,685.6             1,091.6    2,068.3    2,405.1
                                          ----------  ---------  ---------          ----------  --------- ----------
Total                                     $  1,487.7  $ 2,388.0  $ 2,902.1          $  3,481.6  $ 4,456.8 $  4,741.0
                                          ==========  =========  =========          ==========  ========= ==========
OPERATING INCOME
Ongoing businesses                        $    112.6  $   136.4  $   151.0          $     83.8  $    60.7 $     60.3
Corporate                                      (14.9)      35.7     (375.1)              (14.9)      52.4     (375.1)
Businesses held for sale
      and Unaligned Foods businesses             1.8       24.3      (11.9)              232.4       83.0       16.2
                                          ----------  ---------  ---------          ----------  --------- ----------
 Total                                  $       99.5 $    196.4  $  (236.0)        $     301.3 $    196.1 $   (298.6)
                                        ============ ==========  ==========        =========== ========== ===========
--------------------------------------------------------------------------------------------------------------------

CONSOLIDATED

Net Sales
---------

The Company made several changes in 1996 and 1997 to focus on its business strategy. As a result, the Company's total net sales in 1997 were dramatically less than in 1996, primarily due to businesses sold during 1996 as part of the effort to sharpen its business focus. As illustrated in the table above, total consolidated sales dropped from $2,388.0 million to $1,487.7 million, a decrease of $900.3 million, or 38%. This decrease was caused completely by the absence of sales in 1997 from businesses divested in late 1996, also shown in the table. The Company's sales from ongoing businesses showed an increase of $124.5 million or 10%, primarily related to increased sales in the Company's Chemical business unit.

The decrease in total net sales from 1995 to 1996, a change of $514.1 million or 18%, is also the result of businesses sold in late 1995 and 1996. Sales from ongoing businesses improved $42.4 million or 3%. This activity is discussed further, segregated by business unit, later in this section.

Operating Income
----------------

The Company's total operating income, on a consolidated basis, decreased $96.9 million or 49% from 1996 to 1997. This was caused mainly by the absence of income from businesses sold in late 1996, the effects of one-time charges (a net gain on the sale of businesses in 1996 and an impairment charge taken by the Chemical business unit in 1997), and to a lesser extent by a $7.8 million decline in operating income from ongoing businesses. Absent the effect of a net gain of $62.0 million on the sale of businesses in 1996 and the $16.0 million impairment charge in 1997, the Company's operating income declined from $134.4 million to $115.5 million, mainly due to the absence of operating results from businesses sold and investments in information systems made by all business units.

In 1996 operating income increased $432.4 million from 1995 levels. The ongoing operations actually posted an aggregate decrease of $14.6 million from 1995 to 1996, mainly due to the effect of price competition on margins in the Chemical business. These decreases were more than offset by the absence of losses of $213.0 million recorded in 1995 related to the disposition of several businesses and the $62.0 million net gain recorded on the sale of certain businesses in 1996. In addition, businesses held for sale operating income rose $36.2 million in 1996 due to both operating improvements and the divestiture of operations that generated operating losses in 1995.

COMBINED

Net Sales
---------

The Combined Companies' total sales were $975.2 million or 22% lower in 1997 than in 1996. This change is primarily the result of businesses sold in late 1996. Ongoing sales when compared to 1996 remained flat, with an increase in the Chemical unit offset by a decline in Foods sales. This activity is discussed further, segregated by business unit, later in this section.

The Combined Companies' sales decreased $284.2 million or 6% from 1995 to 1996 due to divestitures that occurred in 1995 and 1996. This sales decline was partially offset by improved sales results in the Combined Companies' operations, as described later in this section.

Operating Income
----------------

Operating income for the Combined Companies rose by $105.2 million in 1997. The increase is due mainly to a significant improvement in Foods' results (of which $18.3 million related to a reduction in the amount of estimated trade promotion liabilities), a $66.7 million increase in net gains on the sale of businesses in 1997 versus 1996, a $16.0 million impairment charge taken by Chemical in 1997, and the absence of income from businesses sold late in 1996.

The Combined Companies' operating income increased $494.7 million from 1995 to 1996. This dramatic improvement was due mainly to the absence of large losses incurred on business divestitures in 1995, plus gains realized on divestitures in 1996. The improvement was partially offset by small decreases in operating income from ongoing operations.

RESULTS OF OPERATIONS BY BUSINESS UNIT:

Following is a comparison of net sales and operating income (loss) by business unit for both the Company and the Combined Companies:

(Dollars in millions)

-------------------------------------------------------------------------------------------------------------------
                                                                             Twelve months ended December 31,
                                                                     ----------------------------------------------
NET SALES                                                            1997                1996                  1995
---------                                                            ----                ----                  ----
Chemical                                                         $  1,290.8         $   1,174.2           $   1,139.5
Consumer products and services                                         92.6                84.7                  77.0
                                                                -----------         -----------           -----------
     Subtotal - ongoing businesses (Consolidated Company)           1,383.4             1,258.9               1,216.5
Businesses held for sale(1)                                           104.3             1,129.1               1,685.6
                                                               ------------        ------------          ------------
CONSOLIDATED NET SALES                                           $  1,487.7         $   2,388.0           $   2,902.1
                                                                 ==========         ===========           ===========

Foods ongoing businesses                                              764.4               884.0                 869.4
Foods Unaligned businesses                                            987.3             1,065.8                 969.5
                                                              -------------        ------------         -------------
     Total Foods                                                    1,751.7             1,949.8               1,838.9
Wise (2)                                                              242.2               245.6                 250.0
Combining adjustments (3)                                                                (126.6)               (250.0)
                                                                -----------        -------------        --------------
COMBINED NET SALES                                              $   3,481.6         $   4,456.8           $   4,741.0
                                                                ===========         ===========           ===========

                                                                             Twelve months ended December 31,
                                                                     ----------------------------------------------
OPERATING INCOME (LOSS)                                            1997                 1996                 1995
-----------------------                                            ----                 ----                 ----
Chemical                                                       $      109.8        $      127.2           $     140.2
Consumer products and services                                          2.8                 9.2                  10.8
Corporate                                                             (14.9)               35.7                (375.1)
                                                               ------------         -----------            ----------
     Subtotal - ongoing businesses (Consolidated Company)              97.7               172.1                (224.1)
Businesses held for sale (1)                                            1.8                24.3                 (11.9)
                                                               ------------         -----------            ----------
CONSOLIDATED OPERATING INCOME (LOSS)                           $       99.5         $     196.4            $   (236.0)
                                                               ============         ===========            ==========

Foods ongoing businesses                                              (32.4)              (72.9)                (77.6)
Foods Unaligned businesses                                            108.0                49.4                  15.0
Gains on sale of Unaligned Foods businesses                           122.6                 3.2
                                                               ------------         -----------            ----------
     Total Foods                                                      198.2               (20.3)                (62.6)
Wise (2)                                                                3.6                (2.8)                (13.1)
Combining adjustments (3)                                                                  22.8                  13.1
                                                               ------------         -----------            ----------
COMBINED OPERATING INCOME (LOSS)                               $      301.3         $     196.1            $   (298.6)
                                                               ============         ===========            ==========
----------------------------------------------------------------------------------------------------------------------

(1)  Includes Wise results prior to sale to affiliate on July 2, 1996.

(2)  Represents 100% of Wise results for the applicable period presented.

(3) Represents an adjustment to exclude the Wise results included with consolidated results as well as loss on sale of Wise, which is not included in the Combined Companies results.

1997 vs. 1996
-------------

Chemical
--------

Chemical had a successful year from a sales perspective. Improved sales in 1997 reflected increased consumer demand for products coupled with increased capacity to meet that demand due to plant expansion and an acquisition. Sharply higher raw material costs and intense industry competition, which kept a ceiling on selling prices, contributed to narrower margins and correspondingly lower operating income.

Chemical sales increased $116.6 million or 10% in 1997. Modest selling price increases contributed $6.2 million to this improvement. The remainder was primarily due to volume increases in virtually all product lines. Demand was particularly strong for plywood and oriented strand board due to continued strong housing starts in the U.S. Formaldehyde volume also improved as a result of increased capacity from the start-up of a new formaldehyde plant in 1997 and two other plant expansions. This increased capacity allowed Chemical to meet existing customer demand. Also contributing $7.4 million to the increased sales was the acquisition of Melamine Chemicals in November 1997.

The addition of Melamine Chemicals secured the supply of a crucial raw material for the Company's current business and allowed the Company to expand in the growing specialty business of melamine resins. In February 1998, the Chemical business also acquired a Sun Coast Industries, Inc. division that manufactures melamine-based products, which will further expand the Company's growth in this market.

Operating income for the Chemical business decreased $17.4 million or 14% for 1997, despite 10% sales growth. The decline was mainly the result of a $16.0 million impairment charge related to certain international operations, offset, in part by the absence of non-recurring charges and improved business processes in Latin America. The remaining decline was due to lower margins, caused by a steep rise in raw materials costs. Efforts to pass on the cost increase to customers were only partially successful because of intense industry competition coupled with customers' resistance to large price increases because of difficult operating conditions facing them in the forest products industry. Although margins have dropped, Chemical has maintained market share and its management is currently working on a strategy to improve margins. Management does not believe raw material costs will continue to rise in 1998. Also contributing to the operating income decline were infrastructure costs incurred to implement worldwide information systems and for plant consolidation costs. Both investments were made to improve operating efficiency and synergies, allowing Chemical to further its global focus strategy.

Consumer products and services
------------------------------

Consumer products and services sales increased $7.9 million in 1997. The 9% increase was due mainly to the introduction of new consumer adhesives products in 1997 and growth in core products.

Consumer products and services operating income in 1997 decreased $6.4 million or 70% from 1996. This decline was due mainly to expenses charged in 1997 for systems development and implementation in the infrastructure management services business, and for development costs for new product introductions in the consumer adhesives business. The system implementation primarily consisted of the PeopleSoft Human Resources Management Systems. Also contributing to the lower operating income were higher than normal costs due to the introduction of new products.

Corporate
---------

Corporate operating results declined $50.6 million in 1997 to a loss of $14.9 million. This change was caused primarily by two large one-time income items in 1996. In 1996 the Company recorded a net gain of $62.0 million on the sales of
a) the salty snacks business to Wise Holdings, Inc., an affiliate of the Company's parent, and b) an equity interest in a Spanish food company to a third party. With the effects of these items removed, corporate operating loss of $14.9 million shows an $11.4 million improvement from a $26.3 million loss in 1996. This increase is the result of improved management and settlement of assets and liabilities retained from business units that were sold in prior years. This improvement was approximately $24.3 million, offset in part by a $12.9 million increase in administrative and other expenses. Of the $24.3 million, $8.7 million relates to the settlement of reserves for amounts less than previously estimated, $10.5 million relates to cash recoveries from insurance carriers and other parties, and $5.1 million relates to sales of idle property. The increase in administrative and other expenses relates primarily to increased benefit related expenses of $6.9 million and severance costs for corporate downsizing as well as system implementation costs.

Businesses held for sale
------------------------

Businesses held for sale showed large fluctuations in both sales and operating income from 1996 to 1997. The $1,024.8 million or 91% decrease in sales was the result of several divestitures in late 1996, including the European bakery business, the packaging and plastic films business, and the remaining eastern dairy businesses. Adding to this difference was the inclusion in 1996 of six months of Wise sales, amounting to $126.6 million. Operating income for the businesses held for sale decreased $22.5 million or 93% in 1997. This decline was also the result of the sale of businesses in late 1996. Management expects to complete the sale of the remaining businesses held for sale in 1998.

Foods
-----

Foods sales decreased $198.1 million or 10% from 1996 due to a $119.6 million decline in ongoing business sales and a $78.5 million decline in sales of Unaligned businesses. Sales from ongoing businesses declined as expected due to a reduction in pasta volume caused by management's decision to exit the unprofitable private label business and exit from unprofitable markets and by the elimination of low margin product lines. Sales from businesses held for sale declined due to softer volumes resulting from reduced trade promotion and couponing in the cheese and non-dairy creamer product lines.

Foods 1997 operating income improved from a $20.3 million operating loss in 1996 to $198.2 million of operating income. Factors contributing to this $218.5 million improvement include improved results in both ongoing and Unaligned businesses and gains on business divestitures. Ongoing business improvement was primarily in the pasta business, where lower raw material costs and elimination of unprofitable sales volume, coupled with improved promotional and trade management, reduced operating losses by $40.5 million from a $72.9 million operating loss in 1996 to a $32.4 million operating loss in 1997. $3.1 million of the improvement relates to a change in estimate of required trade promotion reserves. Operating income from Unaligned Foods businesses increased $58.6 million or 119% from 1996 due to higher margins achieved from increases in selling prices, reduced trade promotion spending and a $15.2 million reduction in estimates for required trade promotion reserves as a result of improved trade spending management.

The $122.6 million gain on sale of Unaligned food businesses primarily includes gains related to the sales of the Foods domestic cheese business and Cracker Jack business, each completed in December 1997.

Management intends to grow the business by focusing on grain-based meal solutions through new product innovations. In 1998, Foods' ongoing operations are expected to be slightly profitable due to the continuing improvements of pasta conversion costs begun in 1996.

Wise
----

Wise sales declined $3.4 million or 1% from 1996 to 1997. This sales decline is mainly the result of lower volume, which is an ongoing reflection of the decrease in promotional spending that began in the second half of 1996. Some of this lost volume was regained in the second half of 1997, when sales rose to $122.9 million from $119.3 million in the first half.

Operating income for Wise improved to $3.6 million from a loss in 1996. This improvement reflected reduction in trade spending, along with reduced materials costs in 1997, offset in part by higher administrative expenses. Management expects profitability to be stable or increase slightly in 1998 due to improved manufacturing efficiencies in 1997, better sales mix, and other cost saving initiatives.

1996 vs. 1995
-------------

Chemical
--------

Chemical sales increased $34.7 million or 3% from 1995 to 1996. This increase was due mainly to higher sales volume in resins used in plywood and oriented strand board. This volume increase was due to strong housing starts in the U.S. The opening of two formaldehyde plants in late 1995, which added capacity to meet customer demand, also benefited sales volume. Chemical operating income decreased $13.0 million or 9% in 1996, primarily due to price competition in Latin America and Spain, and accounting charges in Brazil and Australia.

Consumer products and services
------------------------------

Consumer products and services sales for 1996 increased $7.7 million or 10% from 1995. This increase was the result of the addition of the services business in 1996 and higher sales volume for adhesives.

Consumer products and services operating income for 1996 decreased $1.6 million or 15% from 1995, mainly due to startup costs for the services business.

Corporate
---------

Corporate operating income improved $410.8 million to $35.7 million of income for 1996, versus a loss of $375.1 million in 1995. The increase is due to the absence of $238.1 million of non-recurring charges recorded in 1995 for severance, general insurance, legal and accounting fees associated with the Company's redesign, litigation and environmental accruals, and also due to net gains on divested businesses of $62.0 million in 1996 as compared to losses of $213.0 million in 1995. The 1996 net gain on divestiture is primarily comprised of a gain on the sale of an equity interest in a Spanish food company partially offset by the loss incurred on the sale of Wise to an affiliate of the Company's principal stockholder.

Businesses held for sale
------------------------

Businesses held for sale showed a sales decrease of $556.5 million in 1996, a change of 33% from 1995. This reduction was the result of divestitures of businesses: the packaging and plastic films business sold in October 1996, the salty snacks business sold in June 1996, and the eastern dairy businesses sold during 1995. Operating results improved from a loss of $11.9 million in 1995 to $24.3 million of income in 1996. This change was due partially to the divestiture of businesses that had generated losses in 1995 and partially to cost saving efforts in the remaining businesses.

Foods
-----

Foods sales increased $110.9 million from 1995 to 1996. The 6% increase was due to higher volumes in virtually all product lines, namely dry pasta, soups and bouillon, cheese, non-dairy creamer and milk powder. Additionally, Foods received improved prices for many product lines, especially private label cheese and milk powder in the Latin America region. Foods continuing operations improved from $869.4 million to $884.0 million during this period.

Foods operating income for 1996 increased by $42.3 million or 68%, but still resulted in a loss of $20.3 million. This improvement was primarily the result of lower promotional costs in 1996. The remaining increase is attributable to an improvement in the domestic and international Unaligned businesses. An international improvement of $9.4 million reflected higher volumes and margins in the Asia Pacific region and improved operating efficiencies in Latin America. The domestic Unaligned businesses increase of $7.2 million was caused by improved sales volumes and prices as well as a favorable sales mix and reduced trade spending. This improvement was partially offset by lower cheese income due to the launch of new products in 1996.

Wise
----

Wise sales in 1996 decreased $4.4 million or 2%. The slight decline was the result of an effort to reduce unprofitable volume by converting certain company-owned routes that were generating losses to independent distributors.

Wise operating results in 1996 improved to a loss of $2.8 million from a loss of $13.1 million in the previous year. This improvement was mainly the result of cost saving efforts such as the sale of unprofitable company-owned routes to independent distributors.

SIGNIFICANT OR UNUSUAL ITEMS INCLUDED IN OPERATING INCOME
---------------------------------------------------------------------------------------------------------------------
                                                      CONSOLIDATED                               COMBINED
                                               --------------------------                --------------------------
(Dollars in millions)                          1997       1996       1995                1997       1996       1995
---------------------------------------------------------------------------------------------------------------------
Gain (loss) on disposal of businesses
      and plant closings                                 $  62.0    $(213.0)            $ 122.6      $55.9    $(245.1)
Asset impairment                            $  (16.0)                                     (16.0)                 (8.2)
Business redesign                                                     (27.9)                                    (27.9)
Changes in estimate                                                                        18.3
Restructuring (expense) reversal                                       10.0                                      10.7
                                            --------     -------    -------             -------      -----    -------
                                            $  (16.0)    $  62.0    $(230.9)            $ 124.9      $55.9    $(270.5)
---------------------------------------------------------------------------------------------------------------------

1997
----

The Company's and Combined Companies' $16.0 million impairment charge related to certain international operations. In addition to the $122.6 million net gain on the sale of Unaligned Foods businesses, Foods reduced accruals and marketing expense for trade promotions in the combined financial statements by $18.3 million.

1996
----

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

1995
----

The Company's 1995 loss on disposal of businesses of $213.0 million includes accrued losses for the divestiture of the packaging and plastic films business, seven dairy plants, certain other non-food operations and an additional charge relating to the 1995 sale of an international business. The sale or shutdown of six dairies was completed during 1995 and the sale or closure of the packaging and plastic films business, one wallcovering facility and a seventh dairy plant was completed in 1996. The Combined Companies' 1995 loss on disposal reflects the activity recorded by the Company, as well as a $32.1 million reserve for two Foods plants.

The Company and the Combined Companies charged $27.9 million for expenses related to the reorganization of the Company into a new business structure.

The Combined Companies recorded an $8.2 million charge related to the impairment of Foods goodwill.

The 1995 restructuring reversal of $10.0 million represents excess reserves for completed restructuring programs.

NON-OPERATING EXPENSES AND INCOME TAXES

                                                        CONSOLIDATED                               COMBINED
                                                --------------------------                ---------------------------
(Dollars in millions)                           1997       1996       1995                1997       1996        1995
---------------------------------------------------------------------------------------------------------------------
Interest expense                               $ 93.0    $ 112.8    $ 133.7              $ 93.3    $ 116.4    $ 138.8
---------------------------------------------------------------------------------------------------------------------
Affiliated interest income                      (26.5)      (4.0)
Other non-operating expense                      (6.4)      (7.7)      29.7                (9.1)     (16.7)      26.9
                                           ----------- ----------   -------            ---------  --------   --------
                                               $ 60.1    $ 101.1    $ 163.4              $ 84.2     $ 99.7    $ 165.7
---------------------------------------------------------------------------------------------------------------------

Consolidated non-operating expense for the year ended December 31, 1997, totaled $60.1 million, down $41.0 million from the 1996 total of $101.1 million. The decrease is attributable to a reduction in interest expense and an increase in affiliated interest income. Interest expense, as a result of lower debt levels, decreased $19.8 million from the 1996 total and affiliated interest income increased $22.5 million as a note receivable from the Foods operations was outstanding for twelve months in 1997 versus only three months in 1996. Combined non-operating expense decreased by the factors noted above with the exception of affiliated interest income.

Consolidated non-operating expense for the year ended December 31, 1996, totaled $101.1 million, down $62.3 million from the 1995 total of $163.4 million. The decrease is attributable to a reduction of $48.0 million in non-cash charges associated with interest rate swaps, a $20.9 million reduction in interest expense attributable to lower debt levels, and a loss on the sale of RJR Holdings shares of $22.0 million recorded in 1995. These favorable variances were partially offset by a $33.6 million decrease in income from an equity investment in Borden Chemicals and Plastics Limited Partnership. Combined non-operating expense fluctuated by the factors noted for the consolidated.

                                                        CONSOLIDATED                               COMBINED
                                                --------------------------                ---------------------------
(Dollars in millions)                           1997       1996       1995                1997       1996        1995
Income tax expense                            $  22.2     $ 50.6     $ 28.8              $124.0    $  51.4     $  4.9
---------------------------------------------------------------------------------------------------------------------
Effective tax rate                               56%        53%         *                  57%        53%         *
---------------------------------------------------------------------------------------------------------------------

  *Not meaningful

Income Tax Expense
------------------

Significantly lower income tax expense was incurred by the Company in 1997 when compared to 1996. This was primarily the result of lower earnings before taxes. The high effective tax rate in 1997 is primarily due to foreign tax rate differentials caused primarily by an impairment charge recorded for which there was no related tax benefit. The 1996 effective tax rate reflects the write-off of assets with lower tax basis than book basis as well as foreign tax rate differentials.

Combined income tax expense increased in 1997 when compared to 1996 primarily as a result of higher earnings before taxes and a higher effective tax rate. The effective tax rate in 1997 primarily reflects the write-off of assets with lower tax basis than book basis. The 1996 rate reflects the write-off of assets with lower tax basis than book basis as well as foreign tax rate differentials.

Income tax expense in 1996 increased when compared to 1995 for both the Company and the Combined Companies primarily as a result of both recording pre-tax income in 1996 as opposed to a pre-tax loss in 1995. The provision recorded in 1995, despite the pre-tax loss, was primarily due to provisions for previously unrepatriated foreign earnings, the write off of assets with lower tax basis, and non-deductible merger expense.

CASH FLOWS

Operating
---------

1997 vs. 1996
-------------

Operating cash flows used by the Company and the Combined Companies were $97.0 million and $52.6 million during 1997 compared to cash provided by the Company and Combined Companies of $92.9 million and $165.6 million during 1996. The decreases from 1996 are attributable to the absence of cash flows from businesses that were divested in 1997 and late in 1996, the payment of certain taxes, and the settlement of various litigation and benefit related liabilities. Divestitures include the packaging and plastic films business, which was divested in the fourth quarter of 1996, and the dairy business, which was sold in the third quarter of 1997. 1997 cash flows also include a $75.0 million outflow relating to certain taxes and interest reflecting the Company's and the Combined Companies' reduction of claimed capital losses in the 1989 to 1993 tax returns. The Company agreed to an approximate $100.0 million payment, the remainder of which will be paid in 1998, partially offset by a tax refund owed to Borden by the federal government. This amount was fully accrued in a prior year. Also included in the 1997 use of cash was approximately $40.0 million relating to the settlement of various litigation and approximately $23.0 million of payments for self-insured liabilities, primarily workers compensation claims.

1996 vs. 1995

Cash provided by the Company's operating activities during 1996 was $92.9 million compared to $114.2 million in 1995. The decrease between 1996 and 1995 is attributable to the Foods operations being included in the consolidated results for only nine months in 1996 compared to twelve months in 1995. This was partially offset by the improved operating results from 1995 to 1996.

Combined Companies' operating cash flows increased to $165.6 million in 1996 from $71.2 million in 1995 as a result of the significant turnaround in the Combined Companies' income from operations.

Investing
---------

1997 vs. 1996

The consolidated investing activities generated cash of $430.8 million in 1997 compared to $312.6 million in 1996. The increase is attributable to a decline in the Company's capital expenditures of $112.8 million, as net acquisition/divestiture activity yielded comparable results from year to year. The decline in capital expenditures relates to businesses divested in 1996. The net acquisition/divestiture activity in 1997 and 1996 totaled $560.5 million and $555.1 million, respectively.

The 1997 net acquisition/divestiture activity reflects the following: proceeds from the sale of the Company's dairy business of $430.0 million ($405.2 million net of expenses), $40.0 million from the sale of a trademark, $13.4 million from the collection of a receivable on a 1996 divestiture, $186.1 million return on investment in affiliate as Foods repaid affiliated debt using proceeds from sales of two of its Unaligned businesses (See Combined Companies below), partially offset by funds used of $90.9 million (net of approximately $30.0 million of cash acquired) primarily to acquire Melamine Chemicals in the fourth quarter of 1997.

The 1996 divestiture cash inflow reflects $478.6 million from the divestiture of the Company's packaging and plastic films business, the European bakery business and certain other food and non-food operations, and $76.5 million repayment of affiliate debt from Foods.

The Combined Companies' investing activities generated cash of $360.9 million in 1997 compared to $235.0 million in 1996. Again, the increase is primarily attributable to a decline in capital expenditures resulting from divested businesses in 1996, while other investing activity remained constant. The Combined Companies investing cash inflows for 1997 and 1996 were explained above within the Company's discussion, with the exception of Foods' two divestitures (Cracker Jack and the domestic cheese business) made in late 1997, which generated proceeds of $185.1 million, and the sale of two plants, which generated $10.0 million in cash.

Subsequent to December 31, 1997, the Company and Combined Companies received proceeds totaling $310.0 million and $1.0 billion, respectively, for divestitures of businesses. The Company received approximately $310.0 million of cash on March 13, 1998, for the sale of its Decorative Products business (see
Note 5.) The Combined Companies received approximately $377.0 million from the sale of its Signature Flavor product lines (including the Eagle Brand, Cremora, ReaLemon, Kava and None Such grocery lines) to Eagle Family Foods and $313.0 million from the sale of Foods' worldwide KLIM milk powder business, its non-dairy coffee creamer business in South Africa and a Puerto Rican ice cream business to Nestle (see Note 4.)

A portion of the Combined Companies' proceeds was used to repay revolving bank debt and over the longer term it is expected to fund strategic acquisitions. Approximately $270.0 million of the Combined Companies' proceeds is expected to be distributed to an affiliate that is not within the Combined Companies controlled group and has an ownership interest in the trademarks that were sold with the divested businesses. In addition, approximately $350.0 million of the proceeds is expected to be loaned, on a short term basis at rates that approximate market conditions, to Corning Consumer Products Company ("CCPC"), which is expected to be purchased by the Company's parent on April 1, 1998. A portion of the loan will be repaid shortly after the closing using proceeds from a bank credit facility currently being arranged by CCPC. CCPC will pay the remaining amount using proceeds from a public debt offering, which is expected to be completed within 30 days of the closing. (See Note 17.)

The Company's and Combined Companies' planned 1998 capital expenditures are approximately $115.0 million and $160.0 million, respectively. The budgeted 1998 capital expenditures include plans to increase capacity in the Chemical operations and profit maintaining, manufacturing efficiency, and information systems projects in all businesses. The capital expenditures will be financed through operations and the available line of credit.

The Company's and the Combined Companies capital expenditures were consistent with 1996, taking into consideration businesses that were divested during 1997 and 1996.

1996 vs. 1995

The Company's and the Combined Companies' capital expenditures increased approximately 20% from 1995 to 1996. The increase reflected management's commitment to build value in its core businesses and continued progress toward the redesign of operations that began in 1995.

Financing
---------

1997 financing activities used $259.7 million on a consolidated basis and $254.4 million on a combined basis. Cash from investing activities was primarily used to repay debt and pay preferred dividends. The Company received $50.8 million of interest on a note receivable from the Company's parent, funded by $50.8 million in common stock dividends.

The Company's and the Combined Companies' 1996 financing cash outflows of $370.2 million and $378.7 million, respectively, reflect debt and dividend payments. The $141.4 million cash outflow in 1995 resulted from the $994.7 million capital infusion from affiliates of KKR used to repay debt and decrease minority interest.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1997, the Company and the Combined Companies had $1.0 billion in contractually committed lines of credit (the "Credit Agreement") of which $619.9 million (net of $145.1 million in letters of credit) was available. The cash available under the Credit Agreement may be used for strategic acquisitions and to fund working capital needs and capital expenditures.

In July 1997, the Credit Agreement was restructured into a $950.0 million five-year revolver (maturing July 13, 2002) and a $50.0 million 364-day convertible revolver. Pricing under the LIBOR based borrowing option was reduced from LIBOR plus 125 basis points to LIBOR plus 60 basis points. The commitment fee on the unused portion of the facility, previously 37.5 points, was reduced to 20 basis points for the five-year revolver and 10 basis points for the 364-day revolver. In addition, certain covenants were changed to provide the Company with greater flexibility to complete divestitures and acquisitions.

In accordance with the terms in the amended credit agreement, management expects that the credit line will be reduced by approximately $100.0 million during the first half of 1998, as a portion of the proceeds from the divestitures described earlier will not be re-invested in the Combined Companies, but rather distributed to an affiliate of the Combined Companies. The Company and the Combined Companies expect to have enough liquidity to fund working capital requirements, support capital expenditures, repay debt and pay preferred dividends during 1998 and in future years due to cash from operations, and amounts available under the Credit Agreement.

As of December 31, 1997, the Company and the Combined Companies had $154.8 million and $160.0 million, respectively in deferred tax assets that related to the net operating loss and alternative minimum tax carryforwards. These carryforwards are expected to reduce future tax liabilities.

RISK MANAGEMENT
---------------

Foreign Exchange
----------------

In 1997, international operations accounted for approximately one third of the Company's sales and operating income. The Company is exposed to foreign exchange risk on transactions that are denominated in a currency other than the business unit's functional currency. Such transactions include foreign currency denominated imports and exports of raw materials and finished goods (both intercompany and third party), and loan payments (both intercompany and third party). In almost all cases the functional currency is the unit's local currency.

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

As of December 31, 1997, forward exchange contracts outstanding totaled $33.5 million for the Company and $129.5 million for the Combined Companies and will generally mature within six months. In accordance with current accounting standards, the Company and the Combined Companies defer unrealized gains and losses arising from contracts that hedge existing and identified foreign currency firm third party commitments until the related transaction occurs. Gains and losses arising from contracts that hedge existing transactions are recorded currently in income, and offset gains or losses arising from the transactions being hedged.

Interest Rate Swaps
-------------------

The Company has historically utilized interest rate swaps to lower funding costs or to alter interest rate exposures between fixed and floating rates on long-term debt. The Company does not enter into speculative swaps or other financial contracts. As of December 31, 1997, $224.3 million notional amount of interest rate swaps was outstanding. On average during 1997, the Company paid 10.4% and received 5.7% on the swaps. Under interest rate swaps, the Company agrees with the other parties to exchange, at specified intervals, the difference between the fixed rate and floating rate interest amounts calculated by reference to the agreed notional principal amount. These swaps mature on various dates beginning September 1, 2000, and ending December 1, 2002. The Company is exposed to credit related losses in the event of nonperformance by the counterparties to these swaps, although no such losses are expected as the counterparties are financial institutions having an investment grade credit rating.

Commodity Futures Contracts
---------------------------

The Combined Companies use commodity futures contracts to hedge the price risks associated with raw materials used in production, commitments and certain transactions. The Combined Companies defer the impact of changes in the market value of these contracts until the hedged transaction is completed. Changes in market value of the commodity futures contracts are included in the measurement amounts of qualifying subsequent purchases of raw materials. The Combined Companies does not enter into these contracts for speculative purposes. These contracts generally mature in less than one year. As of December 31, 1997, the notional value of commodity futures contracts outstanding totaled $0.9 million.

IMPACT OF THE YEAR 2000 ISSUE
-----------------------------

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Corrective action to address the year 2000 issue has begun. The Company is utilizing both internal and external resources to identify, correct and test the systems for year 2000 compliance. The Company is in the midst of conducting a complete assessment of its computer systems, developing a comprehensive implementation plan to resolve the issue, and preparing cost estimates to achieve year 2000 compliance. Each of the Company's businesses is, or soon will be, in the process of implementing comprehensive new financial and business systems that are year 2000 compliant. Implementation of these new systems is expected to be completed in 1999. In addition, plans are being developed to address the risks related to plant systems, data and system infrastructure, suppliers and customers. While management cannot reasonably estimate the cost of implementation of all systems necessary to comply with year 2000 dating, significant investments in information systems have been made since 1996 that will total, for the Company and the Combined Companies, in excess of $90.0 million by the year 2000. Any remaining costs are not expected to have a material impact on the financial position or results of operations of the Company in any year.

The Company intends its year 2000 date conversion project to be completed on a timely basis so as to not significantly impact business operations. If the necessary modifications and conversions are not completed timely, the year 2000 issue may have a material impact on the Company. Also, although the Company's systems do not rely significantly on systems of other companies, the Company cannot provide assurance that failure of third parties to address the year 2000 issue will not have an adverse impact on the Company.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS
-----------------------------------------

The Company and its officers from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission. Investors should be aware of factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by or on behalf of the Company. Such factors are primarily in the areas of results of operations by business unit, liquidity, legal, environmental and risk management.

      Item 8.  Financial Statements and Supplementary Data
      ------   -------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
BORDEN, INC.

                                                     Year ended December 31,
(In millions, except per share data)              1997       1996         1995
---------------------------------------------------------------------------------
Net sales                                      $  1,487.7  $  2,388.0  $  2,902.1
Cost of goods sold                                1,124.5     1,728.1     2,151.1
                                               ----------  ----------  ----------
Gross margin                                        363.2       659.9       751.0
                                               ----------  ----------  ----------
Distribution expense                                 52.8       111.9       145.4
Marketing expense                                    87.2       272.0       336.7
General & administrative expense                    123.7       141.6       291.9
(Gain) loss on divestiture                             --       (62.0)      213.0
                                               ----------  ----------  ----------
Operating income (loss)                              99.5       196.4      (236.0)
                                               ----------  ----------  ----------
Interest expense                                     93.0       112.8       133.7
Affiliated interest income, net                     (26.5)       (4.0)     --
Other (income) expense, net                          (6.4)       (7.7)       29.7
                                               ----------  ----------  ----------
Income (loss) from continuing operations
  before income tax                                  39.4        95.3      (399.4)
Income tax expense                                   22.2        50.6        28.8
                                               ----------  ----------  ----------
Income (loss) from continuing operations             17.2        44.7      (428.2)
                                               ----------  ----------  ----------
Discontinued operations:
Income (loss) from operations, net of tax            30.7        29.7        (5.5)
Income (loss) from disposal, net of tax             173.4      (330.7)       67.6
                                               ----------  ----------  ----------
Net income (loss)                                   221.3      (256.3)     (366.1)
Preferred stock dividends                           (73.7)      (76.8)      (58.8)
                                               ----------  ----------  ----------
Net income (loss) applicable to common stock   $    147.6  $   (333.1) $   (424.9)
                                               ==========  ==========  ==========


-----------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS  (continued)
BORDEN, INC.
                                                                                   Year ended December 31,
(In millions, except per share data)                                   1997                  1996                1995
-----------------------------------------------------------------------------------------------------------------------
Basic and Diluted Per Share Data
--------------------------------

Income (loss) from continuing operations                         $       0.09           $     0.23          $    (2.22)
Discontinued operations:
Income (loss) from operations                                            0.15                 0.15               (0.03)
Income (loss) from disposal                                              0.87                (1.66)               0.35
                                                                 ------------           ----------          ----------
Net income (loss)                                                        1.11                (1.28)              (1.90)
Preferred stock dividends                                               (0.37)               (0.39)              (0.31)
                                                                 ------------           ----------          ----------
Net income (loss) applicable to common stock                     $       0.74           $    (1.67)         $    (2.21)
                                                                 ============           ==========          ==========
Dividends per common share                                       $       0.26           $     0.08
Dividends per preferred share                                    $       2.98           $     3.13          $     2.39
Average number of common shares outstanding
during the period                                                       199.0                199.0               192.3
-----------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated and Combined Financial Statements

------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
BORDEN, INC.

(In millions)
                                                                      December 31,
ASSETS                                                              1997        1996
------------------------------------------------------------------------------------
CURRENT ASSETS
   Cash and equivalents                                          $  183.6    $  109.5
   Accounts receivable (less allowance for doubtful
    accounts of $9.4 and $11.7, respectively)                       242.2       224.9
   Inventories:
     Finished and in-process goods                                   74.8        74.0
     Raw materials and supplies                                      54.3        55.3
   Deferred income taxes                                            106.1       162.6
   Other current assets                                              34.9        26.6
   Net assets of discontinued operations (Note 5)                   165.2       321.6
                                                                 --------    --------
                                                                    861.1       974.5
INVESTMENTS AND OTHER ASSETS
   Investments                                                      109.5       106.8
   Deferred income taxes                                            170.4       204.9
   Prepaid pension assets                                           140.2         4.8
   Other assets                                                      34.3        61.5
   Assets sold under contractual arrangement (net of allowance
    of $609.6 and $866.0)                                           302.1       701.0
                                                                 --------    --------
                                                                    756.5     1,079.0
PROPERTY AND EQUIPMENT
   Land                                                              23.5        29.6
   Buildings                                                        106.8       131.4
   Machinery and equipment                                          738.4       613.1
                                                                 --------    --------
                                                                    868.7       774.1
   Less accumulated depreciation                                   (360.8)     (386.4)
                                                                 --------    --------
                                                                    507.9       387.7
INTANGIBLES
   Net of accumulated amortization of $16.9 and $14.2                80.4        48.8
                                                                 --------    --------
TOTAL ASSETS                                                     $2,205.9    $2,490.0
                                                                 ========    ========
------------------------------------------------------------------------------------


See Notes to Consolidated and Combined Financial Statements

-----------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
BORDEN, INC.

(In millions, except share data)
                                                                        December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                   1997       1996
-----------------------------------------------------------------------------------------
CURRENT LIABILITIES
   Debt payable within one year                                     $    6.9    $  414.0
   Accounts and drafts payable                                         137.3       147.1
   Income taxes payable                                                309.6       272.5
   Other current liabilities                                           332.8       427.1
                                                                    --------    --------
                                                                       786.6     1,260.7
                                                                    --------    --------
OTHER LIABILITIES
   Liabilities sold under contractual arrangement                      230.1       442.9
   Long-term debt                                                      788.3       567.2
   Non-pension post-employment benefit obligations                     226.3       257.8
   Other long-term liabilities                                          94.9       101.3
                                                                    --------    --------
                                                                     1,339.6     1,369.2
                                                                    --------    --------
   Commitments and Contingencies (Note 18)

SHAREHOLDERS' EQUITY
   Preferred stock - Issued 24,574,751 shares                          614.4       614.4
   Common stock - $0.01 par value: authorized 300,000,000 shares,
   Issued 198,974,994 shares                                             2.0         2.0
   Paid in capital                                                     384.0       379.9
   Receivable from parent                                             (464.1)     (443.6)
   Accumulated translation adjustment                                  (48.0)      (27.2)
   Minimum pension liability                                            --        (109.2)
   Accumulated deficit                                                (408.6)     (556.2)
                                                                    --------    --------
                                                                        79.7      (139.9)
                                                                    --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $2,205.9    $2,490.0
                                                                    ========    ========
-----------------------------------------------------------------------------------------

See Notes to Consolidated and Combined Financial Statements

------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
BORDEN, INC.
                                                          Year ended December 31,
(In millions)                                            1997       1996      1995
------------------------------------------------------------------------------------
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES
   Net income (loss)                                    $221.3   $(256.3)  $(366.1)
   Adjustments to reconcile net income (loss) to net
   cash (used in) from operating activities:
    (Gain) loss on disposal of discontinued operations  (308.2)    263.5     (98.3)
    Deferred tax provision                                70.8       3.1      72.6
    Depreciation and amortization                         38.9      81.3      87.7
    Net (gain) loss on divestiture of businesses          --       (62.0)    213.0
    Unrealized (gain) loss on interest rate swap          (4.1)    (12.1)     35.9
    Loss on sale of investment/impairment                 16.0      --        30.2
    Restructuring                                         --        (9.6)    (52.5)
   Net change in assets and liabilities:
    Trade receivables                                     (9.4)    (25.0)    (51.2)
    Inventories                                            1.8      (7.0)     10.4
    Trade payables                                       (14.2)     18.0     (31.6)
    Income taxes                                         (50.8)     22.4     (94.8)
    Other assets                                          12.0      (1.9)    110.9
    Other liabilities                                   (132.4)    (59.7)    (96.0)
    Discontinued operations, working capital, cash
      and non cash charges                                61.3     138.2     344.0
                                                        ------    ------    ------
                                                         (97.0)     92.9     114.2
                                                        ------    ------    ------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                 (129.7)   (242.5)   (202.5)
   Proceeds from the divestiture of businesses           458.6     478.6       7.4
   Proceeds from the sale of fixed assets                  6.7      --        --
   Purchase of business, net of cash acquired            (90.9)     --        (7.0)
   Proceeds from sale of RJR investment                   --        --       282.1
   Return on investment in affiliate                     186.1      76.5      --
                                                        ------    ------    ------
                                                         430.8     312.6      80.0
                                                        ------    ------    ------
CASH FLOWS USED IN FINANCING ACTIVITIES
   Net short-term debt payments                            2.8     (11.6)   (191.5)
   Borrowings of long-term debt                          235.0      --         3.1
   Repayment of long-term debt                          (423.8)   (274.7)   (436.1)
   Increase in minority interest                          --         9.0      --
   Purchase of TMI interest                               --       (19.2)   (471.5)
   Equity contribution                                    --        --       994.7
   Issuance of stock options                              --        --         3.3
   Interest received from parent                          50.8       3.8      --
   Common stock dividends paid                           (50.8)     (3.8)     --
   Preferred stock dividends paid                        (73.7)    (73.7)    (43.4)
                                                        ------    ------    ------
                                                        (259.7)   (370.2)   (141.4)
                                                        ------    ------    ------
------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
BORDEN, INC.
                                                                                   Year ended December 31,
(In millions)                                                             1997               1996                1995
------------------------------------------------------------------------------------------------------------------------
   Increase in cash and equivalents                                  $       74.1       $       35.3        $       52.8
   Cash and equivalents at beginning
   of period                                                                109.5               74.2                21.4
                                                                     ------------       ------------        ------------
   Cash and equivalents at end
   of period                                                         $      183.6       $      109.5        $       74.2
                                                                     ============       ============        ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid:
    Interest                                                         $       84.5       $       82.3        $      100.8
    Taxes                                                                   111.6               25.8                51.7
   Non-cash activity:
    Reclassification of note from long-term
    to short-term                                                                              305.3
    Non-cash proceeds relating to the
    Wise sale                                                                                   44.3
    Non-cash proceeds relating to the
    Foods sale                                                               20.0              521.8
    Non-cash proceeds from the sale
    of options recorded in equity                                                               44.0
    Investment in AEPI common stock                                                             80.0
    Capital contribution by parent                                           24.5               31.0
   Proceeds from the sale of European bakery                                                    30.1
------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated and Combined Financial Statements

---------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
BORDEN, INC.
---------------------------------------------------------------------------------------------------------------------------------

(In millions)
---------------------------------------------------------------------------------------------------------------------------------

                                                      Preferred         Common        Treasury         Paid-in        Receivable
                                                        Stock            Stock         Stock           Capital           from
                                                                                                                         Parent
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                            $       -         $  121.9       $ (249.5)     $    120.0       $        -
---------------------------------------------------------------------------------------------------------------------------------
Net loss

Cash dividends-preferred stock

Translation adjustments and other

Issuance of series A cumulative
  preferred shares                                         614.4                                         (614.4)

Cancellation of common shares                                             (121.9)                         121.9

Issuance of new common shares                                                2.0

Cancellation of treasury shares                                                           245.4          (245.4)

Stock issued for preferred series B
   converted, exercised options and
   benefits and award plans                                                                 4.1             2.2

KKR additional capital contribution                                                                       928.4

Valuation allowance - securities
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                            $    614.4        $    2.0       $     -       $    312.7       $        -
---------------------------------------------------------------------------------------------------------------------------------
Net loss

Cash dividends-preferred stock

Cash dividends-common stock                                                                               (16.5)

Translation adjustments and other

Note receivable from Wise for stock
   issuance                                                                                                                (34.2)

Options sold to parent                                                                                     44.0            (44.0)

Notes receivable from Foods
   transaction                                                                                                            (345.9)

Interest accrued on notes from parent                                                                       8.7            (19.5)

Capital contribution from parent                                                                           31.0

---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                            $    614.4        $    2.0       $     -       $    379.9       $   (443.6)
---------------------------------------------------------------------------------------------------------------------------------

(In millions)
----------------------------------------------------------------------------------------------------------------
                                                                         Minimum
                                                       Accumulated        Pension       Retained
                                                       Translation       Liability      Earnings       Total
                                                       Adjustment        and Other      (Deficit)
----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                             $    (140.4)       $ (145.4)      $ 201.8      $   (91.6)
----------------------------------------------------------------------------------------------------------------
Net loss                                                                                  (366.1)        (366.1)

Cash dividends-preferred stock                                                             (58.8)         (58.8)

Translation adjustments and other                             10.8            (0.6)                        10.2

Issuance of series A cumulative
  preferred shares                                                                                           -

Cancellation of common shares                                                                                -

Issuance of new common shares                                                                               2.0

Cancellation of treasury shares                                                                              -

Stock issued for preferred series B
   converted, exercised options and
   benefits and award plans                                                                                 6.3

KKR additional capital contribution                                                                       928.4

Valuation allowance - securities                                              38.1                         38.1
----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                             $    (129.6)       $ (107.9)      $(223.1)     $   468.5
----------------------------------------------------------------------------------------------------------------
Net loss                                                                                  (256.3)        (256.3)

Cash dividends-preferred stock                                                             (76.8)         (76.8)

Cash dividends-common stock                                                                               (16.5)

Translation adjustments and other                            102.4            (1.3)                       101.1

Note receivable from Wise for stock
   issuance                                                                                               (34.2)

Options sold to parent                                                                                       -

Notes receivable from Foods
   transaction                                                                                           (345.9)

Interest accrued on notes from parent                                                                     (10.8)

Capital contribution from parent                                                                           31.0

----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                             $     (27.2)       $ (109.2)      $(556.2)     $  (139.9)
----------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
BORDEN, INC.

(In millions)
------------------------------------------------------------------------------------------------------------------------------

                                                Preferred       Common          Paid-in         Receivable       Accumulated
                                                  Stock          Stock          Capital            from          Translation
                                                                                                  Parent          Adjustment
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                    $  614.4       $    2.0       $    379.9       $    (443.6)       $   (27.2)
------------------------------------------------------------------------------------------------------------------------------

Net income

Cash dividends-preferred stock

Cash dividends-common stock                                                      (51.4)

Translation adjustments and other                                                                                   (20.8)

Interest accrued on notes from parent                                             31.0              (0.5)

Capital contribution from parent                                                  24.5

Additional note from Foods
   transaction                                                                                     (20.0)
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                    $  614.4       $    2.0       $    384.0       $    (464.1)       $   (48.0)
------------------------------------------------------------------------------------------------------------------------------
(In millions)
------------------------------------------------------------------------------------------------------------------------------
                                                 Minimum
                                                 Pension     Accumulated
                                                Liability      Deficit         Total
                                                and Other
------------------------------------------------------------------------------------
Balance, December 31, 1996                     $(109.2)      $(556.2)      $ (139.9)
------------------------------------------------------------------------------------

Net income                                                     221.3          221.3

Cash dividends-preferred stock                                 (73.7)         (73.7)

Cash dividends-common stock                                                   (51.4)

Translation adjustments and other                109.2                         88.4

Interest accrued on notes from parent                                          30.5

Capital contribution from parent                                               24.5

Additional note from Foods
   transaction                                                                (20.0)
------------------------------------------------------------------------------------
Balance, December 31, 1997                     $    -        $(408.6)      $   79.7
------------------------------------------------------------------------------------




See Notes to Consolidated and Combined Financial Statements

-------------------------------------------------------------------------------
COMBINED STATEMENTS OF OPERATIONS
BORDEN, INC. AND AFFILIATES
                                                    Year ended December 31,
(In millions)                                    1997        1996       1995
-------------------------------------------------------------------------------
Net sales                                      $3,481.6    $4,456.8    $4,741.0
Cost of goods sold                              2,302.1     3,001.6     3,257.2
                                               --------    --------    --------
Gross margin                                    1,179.5     1,455.2     1,483.8
                                               --------    --------    --------
Distribution expense                              175.7       231.4       245.4
Marketing expense                                 557.6       837.0       890.4
General & administrative expense                  267.5       246.6       401.5
(Gain) loss on divestiture                       (122.6)      (55.9)      245.1
                                               --------    --------    --------
Operating income (loss)                           301.3       196.1      (298.6)
                                               --------    --------    --------
Interest expense                                   93.3       116.4       138.8
Other (income) expense, net                        (9.1)      (16.7)       26.9
                                               --------    --------    --------
Income (loss) from continuing operations
  before income tax                               217.1        96.4      (464.3)
Income tax expense                                124.0        51.4         4.9
                                               --------    --------    --------
Income (loss) from continuing operations           93.1        45.0      (469.2)
                                               --------    --------    --------
Discontinued operations:
  Income from operations, net of tax               30.7        36.9        35.5
  Income from disposal, net of tax                154.4        --          67.6
                                               --------    --------    --------
Net income (loss)                                 278.2        81.9      (366.1)
Affiliate's share of income                       (73.4)       --          --
Preferred stock dividends                         (73.7)      (76.8)      (58.8)
                                               --------    --------    --------
Net income (loss) applicable to common stock   $  131.1    $    5.1    $ (424.9)
                                               ========    ========    ========
-------------------------------------------------------------------------------

See Notes to Consolidated and Combined Financial Statements

------------------------------------------------------------------------------
COMBINED BALANCE SHEETS
BORDEN, INC. AND AFFILIATES

(In millions)
                                                             December 31,
ASSETS                                                      1997       1996
------------------------------------------------------------------------------

CURRENT ASSETS
   Cash and equivalents                                   $  198.6    $  144.7
   Accounts receivable (less allowance for doubtful
     accounts of $16.7 and $19.0, respectively)              425.6       419.6
   Inventories:
    Finished and in-process goods                            192.1       218.2
    Raw materials and supplies                               101.2       120.2
   Deferred income taxes                                     149.3       185.4
   Other current assets                                       67.1        63.1
   Net assets of discontinued operations (Note 5)            165.2       321.6
                                                          --------    --------
                                                           1,299.1     1,472.8

INVESTMENTS AND OTHER ASSETS
   Investments                                               109.5       106.8
   Deferred income taxes                                     223.6       260.2
   Prepaid pension assets                                    151.2        22.4
   Other assets                                               38.7        61.9
                                                          --------    --------
                                                             523.0       451.3
PROPERTY AND EQUIPMENT
   Land                                                       42.2        51.1
   Buildings                                                 255.1       301.2
   Machinery and equipment                                 1,227.9     1,186.8
                                                          --------    --------
                                                           1,525.2     1,539.1
   Less accumulated depreciation                            (731.8)     (808.7)
                                                          --------    --------
                                                             793.4       730.4
INTANGIBLES
   Net of accumulated amortization of $120.6 and $111.4      434.2       430.2
                                                          --------    --------
TOTAL ASSETS                                              $3,049.7    $3,084.7
                                                          ========    ========
------------------------------------------------------------------------------

See Notes to Consolidated and Combined Financial Statements

-----------------------------------------------------------------
COMBINED BALANCE SHEETS
BORDEN, INC. AND AFFILIATES

(In millions)
                                                 December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY           1997        1996
-----------------------------------------------------------------
CURRENT LIABILITIES
   Debt payable within one year              $   28.0    $  421.8
   Accounts and drafts payable                  248.6       304.7
   Income taxes payable                         353.0       293.8
   Other current liabilities                    490.5       595.8
                                             --------    --------
                                              1,120.1     1,616.1
                                             --------    --------
OTHER LIABILITIES
   Long-term debt                               794.9       581.8
   Non-pension post-employment
    benefit obligations                         245.5       280.2
   Other long-term liabilities                  135.2       111.2
                                             --------    --------
                                              1,175.6       973.2
                                             --------    --------
   Commitments and Contingencies (Note 18)

SHAREHOLDERS' EQUITY
   Preferred stock                              614.4       614.4
   Common stock                                   2.0         2.0
   Paid in capital                              666.5       683.1
   Receivable from parent                      (464.1)     (443.6)
   Affiliate's interest in subsidiary           203.3        87.9
   Accumulated translation adjustment          (181.2)     (121.2)
   Minimum pension liability                     --        (109.2)
   Accumulated deficit                          (86.9)     (218.0)
                                             --------    --------
                                                754.0       495.4
                                             --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $3,049.7    $3,084.7
                                             ========    ========
-----------------------------------------------------------------

See Notes to Consolidated and Combined Financial Statements

---------------------------------------------------------------------------------
COMBINED STATEMENTS OF CASH FLOWS
BORDEN, INC. AND AFFILIATES
                                                      Year ended December 31
(In millions)                                         1997      1996      1995
---------------------------------------------------------------------------------
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES
   Net income (loss)                                 $278.2    $ 81.9   $(366.1)
   Adjustments to reconcile net income to net
   cash (used in) from operating activities:
    (Gain) on disposal of discontinued operations    (248.2)     --       (98.3)
    Deferred tax provision (benefit)                   30.3     (75.9)     68.7
    Depreciation and amortization                      96.3     134.0     136.4
    Net (gain) loss on divestiture of businesses     (122.6)    (55.9)    245.1
    Unrealized (gain) loss on interest rate swap       (4.1)    (12.1)     35.9
    Loss on sale of investment/impairment              16.0      --        30.2
    Restructuring                                       1.0      (9.6)    (52.5)
   Net change in assets and liabilities:
    Trade receivables                                   4.9     (12.9)      4.4
    Inventories                                        24.1     (25.7)      5.4
    Trade payables                                    (61.7)      8.4      (7.4)
    Income taxes                                       48.4     110.8     (60.2)
    Other assets                                      (35.6)     36.8     117.3
    Other liabilities                                (115.9)    (76.4)    (26.1)
    Discontinued operations, working capital, cash
     and non cash charges                              36.3      62.2      38.4
                                                     ------    ------    ------
                                                      (52.6)    165.6      71.2
                                                     ------    ------    ------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                              (170.2)   (265.2)   (202.5)
   Proceeds from the divestiture of businesses        603.6     500.2       7.4
   Proceeds from the sale of fixed assets              19.4      --        --
   Purchase of business, net of cash acquired         (91.9)     --        (7.0)
   Proceeds from sale of RJR investment                --        --       282.1
                                                     ------    ------    ------
                                                      360.9     235.0      80.0
                                                     ------    ------    ------
CASH FLOWS (USED IN) FINANCING ACTIVITIES
   Net short-term debt payments                        15.9     (19.7)   (191.5)
   Borrowings of long-term debt                       235.0      --         3.1
   Repayment of long-term debt                       (431.6)   (281.1)   (436.1)
   Increase in minority interest                       --        15.0      --
   Purchase of TMI interest                            --       (19.2)   (471.5)
   Equity contribution                                 --        --       994.7
   Issuance of stock options                           --        --         3.3
   Interest received from parent                       50.8       3.8      --
   Common stock dividends paid                        (50.8)     (3.8)     --
   Preferred stock dividends paid                     (73.7)    (73.7)    (43.4)
                                                     ------    ------    ------
                                                     (254.4)   (378.7)   (141.4)
                                                     ------    ------    ------

---------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
COMBINED STATEMENTS OF CASH FLOWS  (continued)
BORDEN, INC. AND AFFILIATES
                                                                    Year ended December 31,
(In millions)                                                       1997     1996     1995
-------------------------------------------------------------------------------------------
   Increase in cash and equivalents                                $ 53.9   $ 21.9   $  9.8
   Cash and equivalents at beginning
     of period                                                      144.7    122.8    113.0
                                                                   ------   ------   ------
   Cash and equivalents at end
     of period                                                     $198.6   $144.7   $122.8
                                                                   ======   ======   ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid:
     Interest                                                      $ 80.3   $ 83.1   $100.8
     Taxes                                                          132.7     37.2     51.7
   Non-cash activity:
     Reclassification of note from long-term
      to short-term                                                          305.3
     Proceeds relating to the Wise stock sale                                 34.2
     Proceeds relating to the Foods stock sale                       20.0    264.9
     Proceeds from the sale of interest in subsidiary to affiliate            81.0
     Non-cash proceeds from the sale
      of options recorded in equity                                           44.0
     Investment in AEPI common stock                                          80.0
     Capital contribution by parent                                  44.5     31.0
     Proceeds from the sale of European bakery                                30.1
     Affiliate's share of income                                     73.4
-------------------------------------------------------------------------------------------

See Notes to Consolidated and Combined Financial Statements


---------------------------------------------------------------------------------------------------------------------------------
COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY
BORDEN, INC. AND AFFILIATES

(In millions)
---------------------------------------------------------------------------------------------------------------------------------

                                                Preferred              Common         Treasury            Paid-in      Receivable
                                                  Stock                 Stock           Stock             Capital         from
                                                                                                                         Parent
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                    $            -           $ 121.9       $     (249.5)        $  120.0       $    -
---------------------------------------------------------------------------------------------------------------------------------

Net loss

Cash dividends-preferred

Translation adjustments and other

Issuance of series A cumulative
   preferred shares                                     614.4                                               (614.4)

Cancellation of common shares                                           (121.9)                              121.9

Issuance of new common shares                                              2.0

Cancellation of treasury shares                                                             245.4           (245.4)

Stock issued for preferred series B
   converted, exercised options and
   benefits and award plans                                                                   4.1              2.2

KKR additional capital contribution                                                                          928.4

Valuation allowance - securities
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                    $         614.4          $   2.0       $          -         $  312.7       $    -
---------------------------------------------------------------------------------------------------------------------------------
Net income

Cash dividends-preferred stock

Cash dividends-common stock                                                                                  (16.5)

Translation adjustments and other

Note receivable from Wise for stock
   issuance                                                                                                   34.2        (34.2)

Options sold to parent                                                                                        44.0        (44.0)

Notes receivable from Foods
   transaction                                                                                                           (345.9)

Issuance of Foods common stock                                                                               264.9

Interest accrued on notes from parent                                                                         12.8        (19.5)

Capital contribution from parent                                                                              31.0

Affiliate's interest in subsidiary
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                    $         614.4          $   2.0       $          -         $  683.1      $(443.6)
---------------------------------------------------------------------------------------------------------------------------------

(In millions)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                    Minimum
                                               Affiliate's      Accumulated         Pension         Retained
                                               Interest in      Translation        Liability        Earnings         Total
                                               Subsidiary        Adjustment         and Other       (Deficit)
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                   $             -     $    (140.4)    $       (145.4)   $     201.8    $     (91.6)
------------------------------------------------------------------------------------------------------------------------------

Net loss                                                                                                (366.1)        (366.1)

Cash dividends-preferred                                                                                 (58.8)         (58.8)

Translation adjustments and other                                       10.8               (0.6)                         10.2

Issuance of series A cumulative
   preferred shares                                                                                                        -

Cancellation of common shares                                                                                              -

Issuance of new common shares                                                                                             2.0

Cancellation of treasury shares                                                                                            -

Stock issued for preferred series B
   converted, exercised options and
   benefits and award plans                                                                                               6.3

KKR additional capital contribution                                                                                     928.4

Valuation allowance - securities                                                           38.1                          38.1
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                   $             -     $    (129.6)    $       (107.9)   $    (223.1)   $     468.5
------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                81.9           81.9

Cash dividends-preferred stock                                                                           (76.8)         (76.8)

Cash dividends-common stock                                                                                             (16.5)

Translation adjustments and other                                        8.4               (1.3)                          7.1

Note receivable from Wise for stock
   issuance                                                                                                                 -

Options sold to parent                                                                                                      -

Notes receivable from Foods
   transaction                                                                                                         (345.9)

Issuance of Foods common stock                                                                                          264.9

Interest accrued on notes from parent                                                                                    (6.7)

Capital contribution from parent                                                                                         31.0

Affiliate's interest in subsidiary                      87.9                                                             87.9
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                   $          87.9    $    (121.2)    $        (109.2)   $    (218.0)   $     495.4
------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY
BORDEN, INC. AND AFFILIATES

(In millions)
-----------------------------------------------------------------------------------------------------------------------------------

                                                        Preferred          Common       Paid-in      Receivable        Affiliate's
                                                          Stock             Stock       Capital        from            Interest in
                                                                                                      Parent           Subsidiary
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                             $      614.4         $  2.0      $ 683.1      $  (443.6)      $         87.9
-----------------------------------------------------------------------------------------------------------------------------------

Net income

Cash dividends-preferred

Cash dividends-common stock                                                               (51.4)

Translation adjustments and other

Interest accrued on notes from parent                                                      31.0           (0.5)

Additional note from Foods
   transaction                                                                                           (20.0)

Capital contribution from parent                                                           44.5

Affiliate's interest in subsidiary                                                        (40.7)                              115.4
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                             $      614.4         $  2.0      $ 666.5      $  (464.1)      $        203.3
-----------------------------------------------------------------------------------------------------------------------------------

(In millions)
-------------------------------------------------------------------------------------------------------------------------
                                                                              Minimum
                                                      Accumulated             Pension          Retained
                                                      Translation            Liability         Earnings          Total
                                                       Adjustment            and Other         (Deficit)
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                           $      (121.2)        $     (109.2)       $  (218.0)       $   495.4
-------------------------------------------------------------------------------------------------------------------------

Net income                                                                                         278.2            278.2

Cash dividends-preferred                                                                           (73.7)           (73.7)

Cash dividends-common stock                                                                                         (51.4)

Translation adjustments and other                            (60.0)               109.2                              49.2

Interest accrued on notes from parent                                                                                30.5

Additional note from Foods
   transaction                                                                                                      (20.0)

Capital contribution from parent                                                                                     44.5

Affiliate's interest in subsidiary                                                                 (73.4)             1.3
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                           $      (181.2)        $         -         $   (86.9)       $   754.0
-------------------------------------------------------------------------------------------------------------------------



See Notes to Consolidated and Combined Financial Statements

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in millions except per share data)

1.    BACKGROUND

In September 1994, Borden, Inc. (the "Company", the "Registrant") entered into a merger agreement providing for the acquisition, ("the Acquisition") of all of the Company's outstanding common stock by an affiliate of Kohlberg Kravis Roberts & Co. ("KKR"). The Acquisition was completed on March 14, 1995. An affiliate of KKR owns 100% of the Company's outstanding common stock. The Company is a Registrant under the Securities and Exchange Commission Rules and Regulations as a result of public debt outstanding prior to the Acquisition and therefore elected not to apply push-down accounting in its consolidated financial statements.

At the time of the Acquisition, the Company's principal lines of business included international and domestic food operations ("Foods") and a salty snacks business ("Wise"), as well as those described in Note 2, below, under Nature of Operations. In 1995 the Company announced that it was considering the possible sale of Wise and Foods to affiliates of BW Holdings LLC ("BWHLLC"), an affiliate of the Company's parent. Subsidiaries of BWHLLC, Wise Holdings, Inc. ("Wise Holdings") and Borden Foods Holdings Corporation ("Foods Holdings") purchased Wise and Foods on July 2, 1996, and October 1, 1996, respectively (See Notes 4 and 5, respectively). As a result of these sales, Wise and Foods, as of their respective sales dates, are no longer legally part of Borden, Inc. (the "Registrant") on a consolidated basis. However, management of the Registrant continues to exercise significant operating and financial control over Wise and Foods. In addition, Wise Holdings and Foods Holdings provide financial guarantees to obligations under the Company's credit facility and all of the Company's outstanding publicly held debt. Because of the aforementioned control and guarantees, the Company has included, supplementally in this filing, combined financial statements of Borden, Inc. and Affiliates (the "Combined Companies") which present the financial condition and results of operations and cash flows of the Company combined with the financial condition and results of operations and cash flows of Wise and Foods. The Combined Companies' financial statements do not reflect push-down accounting and therefore present financial information on a basis consistent with that upon which credit was originally extended to the Company.

2.    NATURE OF OPERATIONS

The Company is engaged primarily in manufacturing, processing, purchasing and distributing a broad range of products worldwide. The Company sold its Decorative Products business on March 13, 1998, its Dairy business on September 4, 1997, and its Foods business on October 1, 1996. Each of these business units is included in the Company's discontinued operations for all periods presented, consistent with the Company's ownership. The Company's principal remaining line of business is chemicals, including formaldehyde, resins, coatings and other specialty and industrial chemicals.

The Combined Companies includes the Foods and Wise businesses, which are engaged primarily in manufacturing, processing and distributing food products.

Domestic products for the chemical, and consumer products and services lines of business are sold throughout the United States and Puerto Rico to industrial users and, in the case of consumer products, by in-house and independent sales forces to distributors, wholesalers, jobbers and retailers. To the extent practicable, international distribution techniques parallel those used in the United States and are concentrated in Western Europe, Latin America and the Far East. The Foods and Wise products included in the Combined Companies are marketed primarily through food brokers and distributors.

Approximately half of the Company's and the Combined Companies' manufacturing and processing facilities are located in the United States and the other half are located in foreign countries. The majority of the identifiable assets of the Company and the Combined Companies are located in the United States.

Information about the Company's industry and geographic segments is provided on pages 6 to 8 and is an integral part of the Consolidated and Combined Financial Statements.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed by the Company, as summarized below, are in conformity with generally accepted accounting principles. The Combined Companies' policies are consistent with those of the Company.

PRINCIPLES OF CONSOLIDATION AND COMBINATION - The consolidated financial statements include the accounts of Borden, Inc. and its subsidiaries, after elimination of intercompany accounts and transactions. The combined financial statements include the accounts of Borden, Inc., Foods and Wise, after the elimination of intercompany accounts and transactions. The Company's share of the net earnings of unconsolidated 20% to 50% owned companies is included in income. The carrying value in excess of the applicable reporting entity's interest in the companies' underlying net assets is amortized to reduce its proportionate share of net earnings.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates included in the financial statements include valuation of the Foods and Wise businesses, reserves for expenses used to determine gains and losses on disposals of certain operations, valuation allowance for deferred tax assets and general insurance liabilities. Other significant estimates include accruals for trade promotion, litigation and environmental remediation. Actual results could differ from those estimates.

CASH AND EQUIVALENTS - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Included in the Company's cash equivalents are time deposits of $138.7 in 1997 and $43.0 in 1996. The Combined Companies' cash equivalents included time deposits of $142.3 in 1997 and $56.1 in 1996. The effect of exchange rate changes on cash flows is not material.

INVENTORIES - Inventories are stated at lower of cost or market. Cost is determined using the average cost and first-in, first-out methods.

PROPERTY AND EQUIPMENT - Land, buildings, and machinery and equipment are carried at cost. Depreciation is recorded on the straight-line basis by charges to costs and expenses at rates based on estimated useful lives of properties (average rates for buildings 2.9%; machinery and equipment 6.0%). Major renewals and betterments are capitalized. Interest costs for the Company and the Combined Companies aggregating $0.8 ($1.1 for the Combined Companies), $1.7 and $1.5 for the years ended December 31, 1997, 1996 and 1995, respectively, for the purchase and construction of long-term assets were capitalized and are being amortized over the respective useful lives of the related assets. Maintenance, repairs and minor renewals are expensed as incurred.

INTANGIBLES - The excess of purchase price over net tangible assets of businesses acquired ("goodwill") is carried as intangibles in the consolidated and combined balance sheets. It is the Company's policy to carry goodwill arising prior to November 1, 1970, at cost, while goodwill arising after that date is amortized on a straight-line basis over not more than 40 years. Also, included in intangibles are certain trademarks, patents and other intangible assets used in the operations of the businesses which amounted to $11.4 and $13.8 ($29.6 and $33.2 for the Combined Companies) at December 31, 1997 and 1996, respectively. These intangibles are amortized on a straight-line basis over the shorter of the legal or useful life of the asset.

IMPAIRMENT - The Company periodically evaluates the recoverability of property, equipment and intangibles by assessing whether the carrying value can be recovered over its remaining useful life through expected future undiscounted operating cash flows of the underlying business. Any impairment loss required is determined by comparing the carrying value of the asset to operating cash flows on a discounted basis.

REVENUE RECOGNITION - Revenues are recognized when products are shipped.

ADVERTISING AND PROMOTION EXPENSE - Production costs of future media advertising are deferred until the advertising first occurs. All other advertising costs are expensed when incurred. Promotional expenses are generally expensed ratably over the year in relation to revenues or other performance measures.

GENERAL INSURANCE - The Company and the Combined Companies are generally self-insured for losses and liabilities relating to workers' compensation, health and welfare claims, physical damage to property, business interruption and comprehensive general, product, and vehicle liability. Losses are accrued for the estimated aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and experience.

FOREIGN CURRENCY TRANSLATIONS - Assets and liabilities of foreign affiliates, other than those located in highly inflationary economies, are translated at the exchange rates in effect at the balance sheet date, and the related translation adjustments are reported as a component of shareholders' equity. Income and expenses are translated at average exchange rates prevailing during the year. For entities in highly inflationary countries, a combination of current and historical rates is used in translating assets and liabilities. Related exchange rate adjustments are included in net income.

The Company and the Combined Companies incurred realized and unrealized net foreign exchange losses aggregating $1.0 and $3.4, respectively, in 1997, $1.4 and $2.0 in 1996, and $1.3 and $2.9 in 1995.

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

DERIVATIVE FINANCIAL INSTRUMENTS - The Company uses two principal types of derivatives: interest rate swaps (which effectively convert a portion of the Company's variable rate obligations to fixed) and forward exchange contracts (which reduce the Company's cash flow exposure to changes in foreign exchange rates). The Company enters into interest rate swaps to lower funding costs or to alter interest rate exposures between fixed and floating rates on long-term debt. Under interest rate swaps, the Company agrees with other parties to exchange, at specific intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. Interest rate swaps that are in excess of outstanding obligations are marked to market through other income and expense. The fair values of forward exchange contracts that hedge firm third party commitments are deferred and recognized as part of the underlying transactions as they occur, those that hedge existing transactions are recognized in income currently, and offset gains and losses of transactions being hedged.

In addition to the above, the Combined Companies use commodity futures contracts to hedge the price risks associated with raw materials used in production, commitments and certain transactions. The Combined Companies defer the impact of changes in the market value of these contracts until the hedged transaction is completed. Changes in market value of the commodity futures contracts are included in the measurement amounts of qualifying subsequent purchases of raw materials. The Combined Companies do not enter into these contracts for speculative purposes. These contracts generally mature in less than one year.

EARNINGS PER SHARE - Basic and diluted net income attributable to common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Options issued by subsidiaries that enable the holder to obtain stock of the subsidiary were assumed to be exercised if they were dilutive.

The net income available to common shareholders figure used in the basic earnings per share "EPS" calculation includes income from continuing and discontinued operations less preferred stock dividends. Diluted income available to common shareholders also includes a $0.6 and $0.1 reduction in 1997 and 1996 relating to options exercised for subsidiary stock. Common shares outstanding of
199.0 million in 1997 and 1996 used in both the basic and diluted EPS calculation is identical, as the dilutive securities are for subsidiary stock, not the common stock of the Company. There were no dilutive securities in 1995.

At December 31, 1997, there were 6.5 million options to purchase subsidiary stock outstanding, of which 1.3 million were considered dilutive to EPS. At December 31, 1996, there were 7.1 million options to purchase subsidiary common stock outstanding, of which 2.3 million were considered dilutive to EPS. There were no subsidiary stock options outstanding at December 31, 1995.

CONCENTRATIONS OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its temporary cash investments with high quality institutions and, by policy, limits the amount of credit exposure to any one institution. Concentrations of credit risk with respect to accounts receivable are limited, due to the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographies. The Company generally does not require collateral or other security to support customer receivables.

RECENTLY ISSUED ACCOUNTING STATEMENTS - In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company is currently considering the impact of this pronouncement.

RECLASSIFICATION - Certain prior year amounts have been reclassified to conform with the 1997 presentation.

4.    BUSINESS REDESIGN

In 1995, the Company began the process of redesigning its operating structure. As a result of this redesign, management decided to divest certain businesses that did not fit into the Company's and the Combined Companies' long-term strategic plan. In addition, management intends to build its core business through strategic acquisitions and investments in the existing business.

1996
----

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

Because management of the Company exercises significant control over the salty snacks business, the assets and liabilities of Wise, at the date of sale, are classified as "sold under contractual arrangements" in the consolidated financial statements to the extent of the Company's net investment in Wise. The Company's net investment in Wise was $6.5 as of December 31, 1997, and $10.2 as of December 31, 1996. The Combined Companies continue to report Wise at the Company's historical values since Wise remains a member of the controlled group and since in management's best estimate, future operating cash flows from Wise are expected to exceed the historical carrying value of the business.

On October 11, 1996, the Company completed the sale of its packaging and plastic films business to AEP Industries Inc. ("AEPI"). The purchase price consisted of $263.0 in cash and 2,412,818 shares of newly issued AEPI common stock valued at $80.0 (approximately 34% of AEPI), its value at June 30, 1996, the date of the definitive agreement.

On December 18, 1996, the Company sold its European bakery business. Proceeds consisted of $99.4 in cash and $17.4 in a note receivable. The related gain on the sale was not material. The note, due on June 30, 1998, has graduated interest rates ranging from 7.5% to 12.5%, payable quarterly.

In December 1996, the Combined Companies approved the closure of five domestic pasta plants in order to reduce its product line complexity and manufacturing capacity. During 1997 three of these plants ceased operations, and the other two facilities were sold for aggregate proceeds of approximately $10.0. During 1996 the Combined Companies took a $26.0 impairment charge related to the closure of these plants.

1997
----

On November 14, 1997, the Company and the Combined Companies completed the acquisition of Melamine Chemicals, Inc. in a cash tender offer for $20.50 per share, totaling approximately $120.0 including cash acquired of $30.0. Melamine Chemicals produces and markets melamine crystal, which is used to make resins for various adhesive, laminate, and coatings applications, and is a complementary material to the existing range of products. The acquisition was accounted for using the purchase method and accordingly its results of operations have been included from the date of acquisition. Sales and operating income for Melamine Chemicals were $54.2 and $4.3 for the full year ended December 31, 1997, excluding a $17.4 one-time gain on the sale of technology.

In December 1997 the Company decided to exit certain international operations. Based on preliminary market value indications, the Company recorded an impairment charge of $16.0. The charge is included in general and administrative expense.

On December 31, 1997, the Combined Companies sold two of its Unaligned Foods businesses, Cracker Jack and the domestic cheese business. Proceeds from both sales totaled $185.1, and the Combined Companies recorded a pre tax gain on sales of $121.1 (an after tax gain of $98.6). In addition, in 1997 the Combined Companies accrued for an anticipated after tax loss of $10.9 (a pre tax gain of $1.5) on the sale of its milk powder operations in Asia, South Africa and Latin America, which were sold early in 1998, for proceeds of $313.0.

Subsequent to December 31, 1997, the Combined Companies sold its Signature Flavors and milk powder businesses. The Signature Flavors product lines (including the Eagle Brand, Cremora, ReaLemon, Kava and None Such grocery lines) were sold to Eagle Family Foods, Inc., a newly formed entity managed by GE Investments and Warburg, Pincus & Co. LLC. The transaction is valued at approximately $377.0. The transaction closed early in 1998 and resulted in a pre tax gain of $294.9 (an after tax gain of $235.1), which will be reported in the first quarter 1998 statement of operations.

5.    DISCONTINUED OPERATIONS

The following operations are separate segments of the Company's business as defined by generally accepted accounting principles and have been reclassified to discontinued operations in the 1997, 1996 and 1995 statements of operations and cash flows. In addition, net assets relating to these businesses of $165.2 in 1997 and $321.6 in 1996 have been reclassified to discontinued operations in the 1997 and 1996 balance sheets. Net assets of discontinued operations include $77.6 and $88.3 of current net assets in 1997 and 1996.

Decorative Products
-------------------

On November 6, 1997, the Company announced a definitive agreement for the sale of its Decorative Products business to Blackstone Capital Partners III Merchant Banking Fund, L.P., hence its operating results are classified as discontinued operations in the financial statements. The transaction value is approximately $320.0, consisting of about $310.0 in cash plus a retained equity interest of 11 percent. On March 13, 1998, the Company completed the sale. The after tax gain on the transaction is expected to be in excess of $20.0.

In accordance with Section 210.11 of Regulation S-X, the Company has provided below the adjustments necessary to reflect the impact of this sale on the Company's and Combined Companies financial statements. The unaudited adjustments are those that are necessary to represent the results of operations and financial position of the Company and the Combined Companies, had the sale of Decorative Products taken place at January 1, 1997, and December 31, 1997, for the statements of operations and balance sheets, respectively.

                                                                               Increase
(Dollars in millions, except per share data)                                  (Decrease)
-------------------------------------------------------------------------------------------
PRO FORMA ADJUSTMENTS TO BALANCE SHEETS (UNAUDITED)
ASSETS
Cash and equivalents                                                          $  308.2  (1)
Net assets of discontinued operations                                           (165.2) (2)
Net deferred tax assets                                                         (102.3) (3)
Investments                                                                       10.4  (4)

LIABILITIES
Other current liabilities                                                         26.6  (5)
Retained earnings                                                                 24.5  (6)

PRO FORMA ADJUSTMENTS TO STATEMENT OF OPERATIONS (UNAUDITED)

Interest expense                                                              $  (23.7) (7)
Income tax expense                                                                 9.5  (7)
Consolidated basic and diluted income from continuing operations per share    $   0.07
-------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
(1)  Net proceeds on the transaction.

(2)  Net book value of the Decorative Products business at December 31, 1997.

(3) Write-off of net deferred taxes, primarily reflecting the use of a net operating loss carryforward to reduce tax liabilities associated with the sale.

(4)  Carrying cost of investment retained upon completion of the transaction.

(5)  Closing and other transaction costs.

(6)  Estimated after tax gain on the transaction.

(7) Interest savings (and related tax effect), assuming a weighted average borrowing rate of 7.7%.
--------------------------------------------------------------------------------

Dairy
-----

On September 4, 1997, the Company sold its Dairy business to Mid-America Dairymen, Inc. for $430.0 Net proceeds of $405.2 in cash were used to pay down debt and to invest in existing businesses. The after tax gain on the transaction of $154.4 ($248.2 pre tax) is recorded in discontinued operations in the Company's statement of operations.

Foods
-----

On October 1, 1996, the Company sold Foods to Foods Holdings and its subsidiaries for $550.0 less assets transferred plus liabilities assumed. The purchase price of the business was determined by an independent valuation, subject to adjustment based on a valuation associated with Foods management's intent to realign its then current portfolio of businesses. A loss on disposal of $330.7 ($263.5 pre tax) was recorded as a loss on discontinued operations in the consolidated financial statements in the third quarter of 1996. Upon finalization of this valuation in September 1997, additional proceeds of $20.0 consisting of receivables from the Company's parent previously held by Foods Holdings were transferred to the Company and recorded as additional income from disposals. Tax expense of $25.0 was provided to adjust for the additional proceeds and the estimated impact on the tax provision related to the sales of the Unaligned Foods businesses.

On December 31, 1997, the Company sold a trademark right that it had previously licensed to Foods Holdings for five years to a third party ad infinitum. This was done in connection with the Combined Companies sale of its domestic cheese business discussed in Note 4. As a result, the Company recorded a pre tax gain of $40.0 ($24.0 after tax), in discontinued operations.

Because management of the Company exercises significant control over Foods, the assets and liabilities, at the date of sale, are classified as "sold under contractual arrangements" in the consolidated financial statements to the extent of the Company's net investment in Foods. The Company's net investment in Foods as of December 31, 1997, was $65.5. Since Foods remains a member of the controlled group and because management's best estimate of future operating cash flows from Foods is expected to exceed the historical carrying value of the business, the Combined Companies continue to report Foods at historical values and no loss was incurred in the Combined Companies' financial statements.

Other
-----

In 1993, the Company announced a program to divest the North American snacks operations, seafood, jams and jellies, and various other businesses. During 1995 management made the decision to retain the remaining businesses classified as discontinued operations and reversed the remaining reserve for loss on disposal, resulting in pretax income from disposal of $98.3 ($67.6 net of tax). The operating losses relating to the businesses in this program that were retained by the Company and the Combined Companies and were previously classified as discontinued operations have been reclassified to continuing operations.

The results indicated below for Decorative Products, Dairy and Foods have been reported separately as discontinued operations in the consolidated statements of operations. Decorative Products and Dairy are included in the 1997, 1996 and 1995 results while Foods is included in the 1996 and 1995 results only.

--------------------------------------------------------------------------------
CONSOLIDATED                                    1997     1996      1995
--------------------------------------------------------------------------------
     Net sales                                $  910.0 $2,652.5   $3,009.2
     Income (loss) before income taxes            51.9     40.9       (4.5)
     Income tax expense                           21.2     11.2        1.0
     Income (loss) from discontinued operation    30.7     29.7       (5.5)
--------------------------------------------------------------------------------

The results indicated below for Dairy and Decorative Products have been reported separately as discontinued operations in the combined statements of operations.

--------------------------------------------------------------------------------
COMBINED                                        1997     1996      1995
--------------------------------------------------------------------------------
      Net sales                               $  910.0 $1,275.9   $1,173.0
      Income before income taxes                  51.9     60.4       60.5
      Income tax expense                          21.2     23.5       25.0
      Income from discontinued operation          30.7     36.9       35.5
--------------------------------------------------------------------------------

6.    CHANGE IN ACCOUNTING ESTIMATE

In 1997 Foods reduced accruals and marketing expense for trade promotions in the Combined financial statements by $18.3. These accruals had been provided in earlier years for anticipated customer redemptions in the ordinary course of business. Due to a concerted effort to better manage trade spending, these redemptions have been significantly lower than management had previously estimated. This change in estimate has no effect on the consolidated statements of operations.

7.    INVESTMENTS

As discussed in Note 4, on October 11, 1996, the Company sold its packaging and plastic films business to AEPI. Proceeds included common stock of AEPI valued at $80.0 at the transaction date. AEPI is a manufacturer of a wide range of plastic film products, which are used in a number of industrial, commercial and agricultural applications and are sold throughout the United States, Europe and the Far East. The investment balance was $ 81.7 and $81.5 at December 31, 1997 and 1996, respectively. This represents 2.4 million shares of AEPI common stock or a 34% ownership.

At December 31, 1997 and 1996, the unamortized excess of the Company's investments over its equity in the underlying net assets of AEPI was $44.9 and $46.3, respectively. Amortization is over 40 years and is included as a reduction of equity earnings of AEPI.

At December 31, 1994, the Company owned 51,106,768 common shares of RJR Holdings with an aggregate cost of $309.5, which were classified as available for sale and were marked to market at $281.1. An additional 179,940,461 shares of RJR Holdings were contributed during the first quarter of 1995. In the first quarter 1995 the Company sold all of its 231,047,229 shares of RJR Holdings stock. The sale resulted in a pretax loss of $22.0.

8.    DEBT, LEASE OBLIGATIONS AND RELATED COMMITMENTS

Debt outstanding at December 31, 1997 and 1996 is as follows:

                                                                1997                                       1996
                                                     ---------------------------               ----------------------------
                                                                      Due within                                 Due within
(In millions)                                        Long-Term         One Year                 Long-Term         One Year
---------------------------------------------------------------------------------------------------------------------------
Borrowings under credit line (at
      an average rate of 6.5%)                        $  235.0

9 7/8% Notes due 1997                                                                                               $  78.1

Medium Term Notes, Series A
    (at an average rate of
    8.0%)                                                                                                              26.5

Zero-Coupon Convertible Bonds                                                                                         305.3

9.2% Debentures due 2021                                 117.1                                    $   117.1

7.875% Debentures due 2023                               250.0                                        250.0

Sinking fund debentures:
          8 3/8% due 2016                                 78.5                                         78.5
          9 1/4% due 2019                                 48.7                                         48.7

Industrial Revenue Bonds (at an
         average rate of 8.4% for both years)             53.9          $  0.3                         54.2             0.3

Other (at an average rate of
      10% and 8.5%, respectively)                          5.1                                         18.7             0.1


-----------------------------------------------------------------------------------------------------------------------------
Total current maturities
      of long-term debt                                                    0.3                                        410.3

Short-term debt (primarily foreign bank loans
         at an average rate of 8.3% and 6.7%,
         respectively)                                                     6.6                                         3.7
-----------------------------------------------------------------------------------------------------------------------------
Total debt - Consolidated                              $ 788.3          $  6.9                     $  567.2        $  414.0
-----------------------------------------------------------------------------------------------------------------------------

Other Foods debt (at an average rate of 8.2%)              6.6             0.1                         14.6             0.1

Foods and Wise short-term debt (primarily foreign bank
     loans at an  average rate of 6.1%
     and 9.5%, respectively)                                              21.0                                         7.7
-----------------------------------------------------------------------------------------------------------------------------
Total debt - Combined                                  $ 794.9          $ 28.0                     $  581.8        $  421.8
-----------------------------------------------------------------------------------------------------------------------------

In July 1997, the Company's Credit Agreement was restructured into a $950.0 five-year revolver (maturing July 13, 2002) and a $50.0 364-day convertible revolver. Pricing under the LIBOR based borrowing option was reduced from LIBOR plus 125 basis points to LIBOR plus 60 basis points. The commitment fee on the unused portion of the facility, previously 37.5 basis points, was reduced to 20 basis points for the five-year revolver and 10 basis points for the 364-day revolver. Pricing varies based on a grid tied to the Combined Companies' leverage at the end of each fiscal quarter. The current borrowing rate is LIBOR plus 50 basis points. In addition, certain covenants were changed to provide the Company with greater flexibility to complete divestitures and acquisitions.

The Credit Agreement, as amended, contains covenants that significantly limit or prohibit, among other things, the Company's and its subsidiaries' ability to incur indebtedness, make prepayments of certain indebtedness, pay dividends, engage in transactions with affiliates, create liens, make changes in its businesses or control of the Company, sell assets, engage in mergers and consolidations, and use proceeds from asset sales and certain debt and equity issuances. In addition, the Credit Agreement requires that the Combined Companies limit its capital expenditures to certain specified amounts and maintain other financial ratios, including a minimum ratio of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) to interest expense and a maximum ratio of total debt to EBITDA.

At December 31, 1997, there was $235.0 outstanding under the Credit Agreement. Provisions under the Credit Agreement require Foods Holdings and Wise Holdings to guarantee the Company's obligations under the Credit Agreement.

Aggregate maturities of total debt and minimum annual rentals under operating leases at December 31, 1997, for the Company and the Combined Companies are as follows:

                                                         CONSOLIDATED                                 COMBINED
                                               --------------------------------           ---------------------------------
                                                           MINIMUM RENTALS UNDER                      MINIMUM RENTALS UNDER
                                                  DEBT       OPERATING LEASES             DEBT          OPERATING LEASES
--------------------------------------------------------------------------------------------------------------------------
1998                                           $  6.9            $  20.5                  $  28.0           $  30.0
1999                                              0.7               16.0                      3.3              22.2
2000                                             10.8               14.6                     11.4              19.2
2001                                              0.5               12.0                      1.0              15.3
2002                                            239.9               11.3                    240.4              13.6
2003 and thereafter                             536.4               12.5                    538.8              15.1
                                               ------                                     -------
                                               $795.2                                     $ 822.9
--------------------------------------------------------------------------------------------------------------------------


The Company had $619.9 (net of $145.1 in letters of credit) available for borrowing under its Credit Agreement at December 31, 1997, and incurred $2.4 of commitment fees during 1997. Consolidated rental expense amounted to $16.8, $37.1 and $33.1 in 1997, 1996 and 1995. Combined rental expense amounted to $27.0, $44.7 and $38.5 in 1997, 1996 and 1995.

9.    INCOME TAXES

Comparative analysis of the Company's provision (benefit) for income taxes from continuing operations follows:

                                                                   CURRENT                         DEFERRED
                                                   -----------------------------------------------------------------
                                                          1997       1996    1995          1997     1996      1995
--------------------------------------------------------------------------------------------------------------------
Federal                                                $ (58.2)   $  (6.3)  $(66.7)       $ 62.6  $  26.7    $  67.9
State and Local                                           (7.6)       1.5      2.3          11.3      4.7
Foreign                                                   17.2       52.3     20.6          (3.1)   (28.3)       4.7
                                                       -------    -------   ------        ------  -------    -------
                                                       $ (48.6)   $  47.5   $(43.8)       $ 70.8  $   3.1    $  72.6
--------------------------------------------------------------------------------------------------------------------

The income tax expense from discontinued operations' operating results was $21.2, $11.2 and $1.0 in 1997, 1996 and 1995, respectively. The income tax expense from discontinued operations' disposals was $134.8, $68.2 and $30.8 in 1997, 1996 and 1995, respectively.

The Combined Companies' provision (benefit) for income taxes from continuing operations is as follows:

                                                        CURRENT                                  DEFERRED
                                              --------------------------------------------------------------------------
                                                1996     1995       1997                   1996    1995        1997
------------------------------------------------------------------------------------------------------------------------
Federal                                        $ 57.7  $  66.5    $ (96.8)                $ 25.1  $ (50.3)    $ 62.5
State and Local                                   8.5      0.5        2.3                    4.3      4.7
Foreign                                          27.5     60.3       30.7                    0.9    (30.3)       6.2
                                               ------  -------    -------                 ------  -------     ------
                                               $ 93.7   $127.3    $ (63.8)                $ 30.3  $ (75.9)    $ 68.7
------------------------------------------------------------------------------------------------------------------------

The income tax expense from discontinued operations' operating results was $21.2, $23.5 and $25.0 in 1997, 1996 and 1995, respectively. The income tax expense from discontinued operations' disposals was $93.8 in 1997 and $30.8 in 1995.

Reconciliations of the Company's and the Combined Companies' differences between income taxes computed at Federal statutory tax rates and provisions (benefits) for income taxes are as follows:

                                                     CONSOLIDATED                                 COMBINED
                                             -----------------------------------------------------------------------
(Dollars in millions)                          1997       1996       1995                1997       1996       1995
--------------------------------------------------------------------------------------------------------------------
Income taxes computed at
     Federal statutory tax rate              $  13.8   $  33.3   $ (139.8)              $  76.0   $  33.8   $ (162.5)
State tax provision, net of
     Federal benefits                            2.4       4.8        0.7                   8.3       3.5        0.6
Foreign tax differentials                        6.6       4.5        9.5                   6.9       3.8       11.4
Foreign source income subject
     to U.S. taxation                                                 3.7                                        3.8
Write-offs of assets with lower
     tax bases and differences
     in tax rates                                0.8      14.3       63.1                  30.7      10.2       68.5
Losses and merger and other
     expenses not deductible for tax             0.5       0.6        7.1                   0.9       0.9        7.3
Adjustment of prior estimates                   (1.9)     (6.9)      (3.5)                  1.2      (0.8)     (12.2)
Unrepatriated foreign earnings                                       88.0                                       88.0
                                             -------- --------   --------             ---------  --------   --------
Provision for income taxes                    $ 22.2   $  50.6    $  28.8                $124.0   $  51.4     $  4.9
--------------------------------------------------------------------------------------------------------------------

The domestic and foreign components of the Company's and the Combined Companies' income (loss) from continuing operations before income taxes are as follows:

                                                     CONSOLIDATED                                COMBINED
                                         ----------------------------------------------------------------------------
(Dollars in millions)                          1997       1996       1995                1997       1996       1995
---------------------------------------------------------------------------------------------------------------------
Domestic                                     $  10.6   $  38.3    $(460.0)               $149.5   $  15.9    $(543.7)
Foreign                                         28.8      57.0       60.6                  67.6      80.5       79.4
                                             -------   -------    -------                ------   -------    -------
                                             $  39.4   $  95.3    $(399.4)               $217.1   $  96.4    $(464.3)
---------------------------------------------------------------------------------------------------------------------

The net current and non-current components of the Company's and the Combined Companies' deferred income taxes recognized in the balance sheets at December 31, 1997 and 1996, follow:

                                                         CONSOLIDATED                                 COMBINED
                                                      --------------------------------------------------------------
(Dollars in millions)                                   1997       1996                            1997       1996
--------------------------------------------------------------------------------------------------------------------
Net current asset                                     $  103.4   $  159.6                        $  146.6   $  182.4
Net non-current asset                                    163.3      201.4                           188.6      260.2
                                                     ---------  ---------                       ---------  ---------
Net asset                                             $  266.7   $  361.0                        $  335.2   $  442.6
--------------------------------------------------------------------------------------------------------------------

The tax effects of the Company's and the Combined Companies significant temporary differences, and loss and credit carryforwards, which comprise the deferred tax assets and liabilities at December 31, 1997 and 1996, follow:

                                                           CONSOLIDATED                               COMBINED
---------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                     1997       1996                           1997       1996
---------------------------------------------------------------------------------------------------------------------
ASSETS
Non-pension post-employment benefit
     obligations                                        $   88.6   $   97.2                       $   97.0   $  113.7
Divestiture reserve                                         33.8       46.2                           39.7       46.2
Accrued expenses and other expenses                        123.5      180.5                          160.8      201.4
Foreign property, plant and equipment                        6.3        7.0                            6.5        5.1
Minimum pension liability                                               9.1                                       9.1
Loss and credit carryforwards                              154.8      140.7                          160.0      147.3
Impairment                                                             41.7                                      41.7
Other prepaids                                              48.2       54.4                           49.1      141.4
                                                        --------   --------                       --------  ---------
Gross deferred tax assets                                  455.2      576.8                          513.1      705.9
Valuation allowance                                         (4.2)     (25.8)                          (9.4)     (32.4)
                                                        ---------  ---------                      ---------  ---------
                                                           451.0      551.0                          503.7      673.5
LIABILITIES
Property, plant, equipment, and intangibles                 39.1       72.6                            8.9       64.3
Foreign property, plant, equipment/other                    18.2       21.9                           33.7       18.2
Certain foreign intangibles                                  8.2        9.1                            8.5        6.7
Pension liability                                           50.1                                      48.6
Deferred gain on sale of partnership interest               17.6       17.6                           17.6       17.6
Pension and health plan contributions                       51.1       64.1                           51.2       64.1
Other                                                                   4.7                                      60.0
                                                        --------   --------                       --------   --------
                                                           184.3      190.0                          168.5      230.9
---------------------------------------------------------------------------------------------------------------------
     Net asset                                          $  266.7   $  361.0                       $  335.2   $  442.6
---------------------------------------------------------------------------------------------------------------------

The Company's net change of $21.6 in valuation allowance in 1997 is primarily related to loss carryforwards of foreign operations which expired. The Company's net change of $46.5 in valuation allowances in 1996 is primarily related to loss carryforwards that were fully reserved for foreign operations of the packaging business and the foods business that were sold in 1996.

The Combined Companies' net change in valuation allowance of $23.0 in 1997 related to loss carryforwards of foreign operations which expired. The Combined Companies' net change of $39.9 in 1996 primarily related to loss carryforwards that were fully reserved for foreign operations of the packaging business that was sold in 1996.

The Company's net deferred tax asset at December 31, 1997, was $266.7. Of this amount, $276.5 represents net domestic deferred tax assets related to future tax benefits. Included in the domestic deferred tax asset is $46.1 of net operating loss carryforward for U.S. federal tax purposes, which begins expiring in 2011. Realization of the domestic net operating loss depends upon generation of approximately $131.7 of future income before the expiration date in 2011. Realization of the entire net domestic deferred asset depends upon generation of approximately $790.0 of future domestic taxable income.

The Combined Companies' net deferred tax asset at December 31, 1997, was $335.2. Of this amount, $360.7 represents net domestic deferred tax assets related to future tax benefits. Included in the domestic deferred tax asset is $46.1 of net operating loss carryforward for U.S. federal tax purposes, which begins expiring in 2011. Realization of the domestic net operating loss depends upon generation of approximately $131.7 of future income before the expiration date in 2011. Realization of the entire net deferred asset depends upon generation of approximately $1,030.6 of future taxable income.

Management believes that is more likely than not that sufficient additional income will be earned to fully realize this benefit. This belief is based on the analysis of the future plans of the Company's and the Combined Companies' owners and management, the expected future benefits resulting from the 1995 and earlier restructuring programs, the effect of the divestitures of unprofitable operations and various cost reduction plans. Management has considered the limitations on loss carryforwards resulting from the change in ownership of the Company in reaching this conclusion.

The Company has not recorded income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. Undistributed earnings permanently reinvested amounted to $143.7 at December 31, 1997. The determination of the tax effect relating to such earnings is not practicable.

10.    PENSION AND RETIREMENT SAVINGS PLANS

Most U.S. employees of the Company and the Combined Companies are covered under a noncontributory defined benefit plan ("the Borden, Inc. Plan"). The Borden, Inc. Plan provides benefits for salaried employees based on eligible compensation and years of credited service and for hourly employees based on years of credited service. Certain employees in other countries are covered under contributory and non-contributory defined benefit foreign plans. Additionally, eligible salaried and hourly employees may contribute up to 5% of their pay to the Company's retirement savings plans. (Certain longer service salaried employees may contribute up to 7% of their pay.) The Company match for the savings plans ranges from 50% to 75%. The Company has the option to contribute up to an additional 25%, based on financial performance.

Following are the components of the net pension expense recognized by the
Company:

                                                      DOMESTIC                                 FOREIGN
                                           -----------------------------------------------------------------------
                                             1997       1996       1995               1997        1996       1995
------------------------------------------------------------------------------------------------------------------
Service-cost benefits
     earned during the period              $    7.0     $  7.9     $  7.5            $   4.3     $  4.0     $  4.6
Interest cost on the projected
     benefit obligation                        27.7       27.6       31.6               12.2       11.9       12.6
Actual return on plan assets                 (100.7)     (26.9)     (87.1)             (31.6)     (13.8)     (15.4)
Net amortization and deferral                  76.9       (1.2)      56.2               19.1        3.3        4.8
                                           --------    --------   -------            -------     ------     ------
                                            $  10.9     $  7.4     $  8.2            $   4.0     $  5.4     $  6.6
------------------------------------------------------------------------------------------------------------------

In addition to the net pension expense, the Company recognized a net curtailment and settlement loss of $22.1 in 1997 and $2.2 gain in 1996 reflecting the sale of the dairy, packaging and plastic films, and European bakery businesses.

In 1997 pension expense of $3.2 and $0.5 for the domestic and foreign plans, respectively, related to Foods and Wise. Foods and Wise reimbursed the Company for these expenses. There were no material differences in the domestic and foreign net pension expense between the Company and the Combined Companies in 1996 and 1995.

The weighted average rates used to determine net pension expense for both the Company and the Combined Companies were as follows:

                                                       DOMESTIC                                  FOREIGN
                                               -------------------------------------------------------------------
                                               1997       1996       1995               1997       1996       1995
------------------------------------------------------------------------------------------------------------------
Discount rate                                  7.5%       6.8%       8.8%               8.3%       8.4%       8.9%
Rate of increase in future
     compensation levels                       4.5%       4.3%       5.3%               4.7%       4.9%       5.3%
Expected long-term rate of
     return on plan assets                     8.5%       7.8%       9.8%               9.3%       9.6%      10.0%
------------------------------------------------------------------------------------------------------------------

Most employees not covered by the Company's plans are covered by collectively bargained agreements, which are generally effective for five years. Under Federal pension law, there would be continuing liability to these pension trusts if the Company ceased all or most participation in any such trust, and under certain other specified conditions. The consolidated financial statements included charges of $1.2, $7.0 and $4.1 in 1997, 1996 and 1995, respectively, for payments to pension trusts on behalf of employees not covered by the Company's plans. The combined financial statements included charges of $2.7, $7.3 and $4.1 in 1997, 1996 and 1995, respectively.

The Company's and the Combined Companies' funding of their pension plans equals or exceeds the minimum funding requirements imposed by Federal and foreign laws and regulations. There were no material differences in the domestic plans' funded status between the Company and the Combined Companies. The funded status of the domestic plans was as follows:

                                                              1997                                           1996
                                        ---------------------------------------------------          ----------------------
                                             Plan Assets               Accumulated Benefits           Accumulated Benefits
                                        Exceed Accumulated                  Exceed Plan                    Exceed Plan
DOMESTIC PLANS                                 Benefits                        Assets                         Assets
---------------------------------------------------------------------------------------------------------------------------
Plan assets at fair value                    $  385.2                                                        $  393.6
Actuarial present value of:
     Vested benefit obligations                (333.9)                        $  (6.6)                         (391.1)
Accumulated benefit obligations                (342.5)                           (7.2)                         (408.6)
     Projected benefit obligations             (345.0)                           (7.2)                         (408.8)
Plan assets greater (less) than
     projected benefit obligation                40.2                            (7.2)                          (15.2)
Unrecognized prior service cost                   4.3                             0.1                             3.1
Unrecognized loss (gain)                         91.2                            (0.2)                          182.1
Unrecognized net transition (asset) obligation   (3.1)                            0.1                            (6.6)
Minimum liability adjustment                                                                                   (178.3)
---------------------------------------------------------------------------------------------------------------------------
Net pension asset (liability)                $  132.6                         $  (7.2)                       $  (14.9)
---------------------------------------------------------------------------------------------------------------------------

The combined funded status of the foreign plans represents the combined plans including Foods foreign plans. The funded status of these plans was as follows:

                                                      1997                              1997
                                                   CONSOLIDATED                       COMBINED
                                          ----------------------------      -----------------------------
                                          Plan Assets      Accumulated      Plan Assets       Accumulated
                                            Exceed          Benefits          Exceed           Benefits
                                          Accumulated        Exceed         Accumulated         Exceed
FOREIGN PLANS                              Benefits        Plan Assets        Benefits        Plan Assets
---------------------------------------------------------------------------------------------------------
Plan assets at fair value                  $   129.7        $    21.1        $   159.6        $    21.5
Actuarial present value of:
     Vested benefit obligations               (102.7)           (23.6)          (124.7)           (25.7)
Accumulated benefit obligations               (102.7)           (24.7)          (125.7)           (26.9)
     Projected benefit obligations            (118.9)           (26.1)          (142.9)           (28.8)
Plan assets greater (less) than
     projected benefit obligation               10.8             (5.0)            16.7             (7.3)
Unrecognized prior service
     (benefit) cost                             (0.2)             0.8             (0.2)             0.8
Unrecognized loss                               15.2              1.3             19.7              0.4
Unrecognized net transition
     obligation                                                   0.1              0.2              0.1
---------------------------------------------------------------------------------------------------------
Net pension asset (liability)              $    25.8        $    (2.8)       $    36.4        $    (6.0)
---------------------------------------------------------------------------------------------------------

                                                      1996                                        1996
                                                  CONSOLIDATED                                    COMBINED
                                      ------------------------------------         --------------------------------------
                                      Plan Assets              Accumulated         Plan Assets                Accumulated
                                       Exceed                   Benefits              Exceed                   Benefits
                                      Accumulated               Exceed             Accumulated                 Exceed
FOREIGN PLANS                         Benefits                 Plan Assets           Benefits                 Plan Assets
-------------------------------------------------------------------------------------------------------------------------
Plan assets at fair value              $  117.4                 $  11.1            $  146.9                     $  13.5
Actuarial present value of:
     Vested benefit obligations           (99.4)                  (14.6)             (118.7)                      (18.2)
     Accumulated benefit obligations      (99.0)                  (14.7)             (119.9)                      (18.7)
     Projected benefit obligations       (112.0)                  (15.0)             (133.0)                      (20.2)
Plan assets greater (less) than

     projected benefit obligation           5.4                    (3.9)               13.9                        (6.7)
Unrecognized prior service

     cost                                   0.3                     0.3                                             0.3
Unrecognized loss                          14.9                     3.9                24.3                         4.7
Unrecognized net transition
     (asset) obligation                    (0.1)                    0.1                (0.1)                        0.2
Minimum liability adjustment                                       (4.6)                                           (4.6)
-------------------------------------------------------------------------------------------------------------------------
Net pension asset (liability)          $   20.5                 $  (4.2)           $   38.1                     $  (6.1)
-------------------------------------------------------------------------------------------------------------------------

The weighted average discount rates and rates of increase in future compensation levels used in determining the projected benefit obligation for consolidated and combined domestic plans were 7.3% and 4.4%, respectively, as of December 31, 1997, and 7.5% and 4.5%, respectively, as of December 31, 1996. The foreign plans' weighted average discount rates and rates of increase in future compensation levels were 7.7% and 4.1%, respectively as of December 31, 1997, and 8.3% and 4.7% respectively, as of December 31, 1996. These rates were the same for both consolidated and combined reporting.

Plan assets consist primarily of equity securities and corporate obligations.

Charges to operations for matching contributions under the Company's retirement savings plans in 1997, 1996 and 1995 amounted to $7.3, $7.6 and $16.1, respectively. Charges for matching contributions under the Combined Companies retirement savings plans in 1997, 1996 and 1995 amounted to $10.3, $10.5 and $16.1, respectively.

11.    NON-PENSION POST-EMPLOYMENT BENEFITS

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

Benefits are funded on a pay-as-you-go basis.

The components of net postretirement benefit expense for 1997, 1996 and 1995 are as follows:

                                                        CONSOLIDATED                             COMBINED
                                         --------------------------------------------------------------------------
(Dollars in millions)                          1997       1996       1995                1997       1996       1995
-------------------------------------------------------------------------------------------------------------------
Service cost                                 $  0.1     $  0.2     $  1.1             $  0.2     $  0.2     $  1.1
Interest cost                                  11.1       11.3       13.3               12.5       11.8       13.3
Net amortization/deferral                     (13.2)     (13.7)     (16.7)             (13.5)     (13.8)     (16.7)
-------------------------------------------------------------------------------------------------------------------
Net postretirement (benefit)                 $ (2.0)    $ (2.2)    $ (2.3)            $ (0.8)    $ (1.8)    $ (2.3)
-------------------------------------------------------------------------------------------------------------------

In addition, termination benefits of $2.4 and $11.7 were incurred in 1997 by the Company and the Combined Companies, respectively.

The status of the Company's and Combined Companies' unfunded postretirement benefit obligation at December 31, 1997 and 1996 was as follows:

                                                              CONSOLIDATED                            COMBINED
                                         --------------------------------------------------------------------------
(Dollars in millions)                                   1997        1996                          1997        1996
-------------------------------------------------------------------------------------------------------------------
Actuarial present value of accumulated
  postretirement benefit obligation:
     Retirees                                          $(133.8)   $(157.1)                      $(149.4)   $(175.1)
     Fully eligible active plan participants              (0.1)      (1.3)                         (0.2)      (1.7)
     Other active plan participants                       (0.8)      (2.2)                         (1.0)      (3.2)
-------------------------------------------------------------------------------------------------------------------
                                                        (134.7)    (160.6)                       (150.6)    (180.0)

Unrecognized prior service benefit                       (42.1)     (61.7)                        (42.1)     (61.7)
Unrecognized (gain)                                      (37.9)     (46.8)                        (37.9)     (46.5)
-------------------------------------------------------------------------------------------------------------------
Accrued postretirement (liability)                     $(214.7)   $(269.1)                      $(230.6)   $(288.2)
-------------------------------------------------------------------------------------------------------------------

The discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1997 and 1996, was 7.3% and 7.5%, respectively.

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation at December 31, 1997, was 8.8% for 1998, gradually declining to 5.3% by the year 2004. The comparable assumptions for the prior year were 9.5% and 5.5%. A one percentage point increase in the health care cost trend rate would increase the accumulated postretirement benefit obligation of the Company and the Combined Companies as of December 31, 1997, by $10.4 and the sum of service and interest costs in 1997 by $0.8.

In addition to the postretirement benefit the Company and the Combined Companies recognized a $15.2 curtailment and settlement gain in 1997, primarily relating to the sale of the Dairy business.

12.   SHAREHOLDERS' EQUITY

Preferred Stock
---------------

On June 26, 1995, the Company issued 24,574,751 shares of series A Cumulative Preferred Stock ("Preferred Stock"). Each share has a liquidation preference of $25 and is entitled to cumulative dividends at an annual rate of 12% payable quarterly in arrears. There are 100,000,000 shares authorized at December 31, 1997. These shares are redeemable, in whole or in part, at the Company's discretion at any date after June 26, 1998. The redemption price is 107% of the issuance price in the first twelve months after such date, declining ratably in each year to par at June 26, 2005. At this time, the Company has no plans to redeem these shares.

Common Stock
------------

In December 1994, affiliates of KKR acquired 90,131,307 shares of the Company's $0.625 par value common stock. Thereafter, affiliates of KKR acquired an additional 28,138,000 shares of such common stock.

The Acquisition was completed on March 14, 1995. On that date all $0.625 par value common stock was cancelled and retired. The Company issued $0.01 par value common stock to affiliates of KKR during 1995. At December 31, 1997 and 1996, common stock consisted of 300,000,000 shares authorized and 198,974,994 shares issued and outstanding.

During 1996 Foods Holdings and Wise Holdings were each capitalized with 100 shares of $0.01 par value common stock.

Other Shareholders' Equity
--------------------------

In 1995 other shareholders' equity activity consisted primarily of accumulated translation adjustments and valuation adjustments on investment securities. The 1995 activity included a $928.4 capital contribution from affiliates of KKR, and the reversal of the valuation allowance on investment securities as the securities were sold.

During 1996 the Company received notes receivable and accrued interest receivable from its parent amounting to $399.6 recorded as a charge to equity. Notes and accrued interest were received as proceeds from Wise Holdings and Foods Holdings for the Wise and Foods businesses. Upon finalization of the Foods purchase price, $20.0 of the Company's parent's notes receivable were contributed to Foods (the Combined Companies,) and were in turn paid to the Company as additional proceeds. The finalization of the purchase price was based on a September 1997 valuation associated with Foods management's intent to realign its then current portfolio of businesses. At December 31, 1997, the principal amounts of the notes are $34.2 and $365.9, with accrued interest amounting to $20.0. Interest is received quarterly at 12%, and the notes mature on September 29, 2005. The Combined Companies issued capital in Wise and Foods in exchange for the Notes. The Notes were initially used to capitalize Wise Holdings and Foods Holdings. The Combined Companies reflected the $20.0 as a capital contribution from an affiliate of the Combined Companies' parent.

On August 16, 1996, the Company sold options valued at $44.0 to BWHLLC. The options were issued on all of the common stock of Elmer's Holdings, Inc. and Borden Decorative Products Holdings, Inc. for 110% of the August 16, 1996, fair market value of the common stock. The options were issued at fair value and expire in five years. The exercise price of the options is $54.1 for Elmer's Holdings, Inc. and $108.4 for Borden Decorative Products Holdings,

Inc. Proceeds from the option sale consisted of a $44.0 note receivable from the Company's parent. The principal amount of the note is $44.0 with interest received quarterly at 12%. The principal is due September 29, 2005. The Borden Decorative Products options were cancelled prior to the March 13, 1998, sale of the business. In settlement of this early cancellation, the Company transferred $28.4 of notes receivable from the Company's parent to BWHLLC.

In 1996 the Combined Companies, in conjunction with the Foods transaction, recorded an $87.9 credit to affiliate's interest in a subsidiary. The credit primarily represents an affiliate's minority interest in a 70% owned consolidated subsidiary of Foods. The affiliate's interest in subsidiary account increased in 1997 due to a $42.0 adjustment to reflect the final purchase price allocation, which occurred simultaneously with the finalization of the purchase price as previously discussed in Note 5. In addition, the Combined Companies' affiliate's interest in subsidiary account was adjusted by a $73.4 net gain on the sale of trademarks of Unaligned Foods businesses. The gains relating to the sale of the trademarks may be distributed to an affiliate that is not part of the controlled group in accordance with the allocation of gains per the partnership agreement.

The Company declared common stock dividends of $51.4 and $16.5 during 1997 and 1996. The dividends were recorded as a charge to paid-in capital to reflect a return of capital to the Company's parent.

In addition, $24.5 and $31.0 was recorded as a credit to paid-in capital representing tax benefits contributed to the Company by its parent in 1997 and 1996, respectively. The parent is included in the Company's tax return and expense relating to the interest accrued on the Notes was used to decrease the Company's tax liability.

The Company was not required to recognize a minimum pension liability adjustment in 1997 as the fair market value of the pension plan assets exceed its accumulated benefit obligation.

13.   STOCK OPTION PLANS AND OTHER STOCK-BASED COMPENSATION

Unit Appreciation Rights
------------------------

Effective January 1, 1996, key employees of Foods and Borden, Inc. were offered units and unit appreciation rights in their respective holding companies. During 1997, as part of the 1997 Unit Appreciation Rights Plan, additional employees of Borden, Inc. were offered unit appreciation rights ("UAR's") in BWHLLC. They vest over 5 years, and any compensation expense incurred in conjunction with the UAR's will be charged to the Company or the Combined Companies. During 1997 and 1996, there was no compensation expense attributable to the UAR's. There were 23,692,720 UAR's outstanding in the aggregate at December 31, 1997, and 1,037,240 UAR's available for future grants.

Stock Options
-------------

Subsidiaries and affiliates of the Company and Combined Companies have issued stock options under their individual stock option plans. Under these plans, equity in the Dairy, Wise, Elmer's, Decorative Products and Chemical business units was sold to key management personnel. Fixed stock options were granted to purchase additional shares at exercise prices of $5 and $10. The options were issued at or above fair value, vest over five years and expire ten years from the date of the grant. There are 6,912,405 options currently outstanding among the companies and 803,595 options available for future grants.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income (loss) and basic and diluted net income (loss) per share would have been the amounts presented below:

                                                                                          1997                    1996
------------------------------------------------------------------------------------------------------------------------
     Net income (loss) applicable to common stock- as reported                            147.6                  (333.1)
     Net income  (loss) - applicable  to common stock-pro forma                           156.2                  (332.0)
     Basic and diluted net income (loss) per share - as reported                          0.74                    (1.67)
     Basic and diluted net income (loss) per share - pro forma                            0.78                    (1.67)
------------------------------------------------------------------------------------------------------------------------

Pro forma net income applicable to common stock for the Combined Companies is $139.7 in 1997 and $4.0 in 1996.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with risk free interest rates of 5.3% and expected lives ranging from five to ten years.

Information regarding the management stock option plans is as follows:

                                                             1997                                      1996
                                             -------------------------------------        -------------------------------
                                                                  Weighted Average                       Weighted Average
                                                    Shares         Exercise Price          Shares         Exercise Price
-------------------------------------------------------------------------------------------------------------------------
Options outstanding, beginning of year              7,082,034         $   5.18
     Options exercised                             (1,047,284)            5.00
     Options granted                                1,242,655             5.15            7,177,034           $  5.18
     Options forfeited                               (365,000)            5.00              (95,000)             5.00
                                                  ------------                            ---------
Options outstanding, end of year                    6,912,405             5.18            7,082,034              5.18
-------------------------------------------------------------------------------------------------------------------------

Most of the options exercised were in conjunction with the September 4, 1997, sale of the dairy business.

The following table summarizes information about fixed-price stock options at December 31, 1997:

                                       OPTIONS OUTSTANDING                                         OPTIONS EXERCISABLE
                   -------------------------------------------------------------------------    ------------------------------
                    Fair Value     Number            Weighted Average       Weighted Average        Number    Weighted Average
  Exercise Price     at Grant    Outstanding         Remaining Life         Exercise Price        Exercisable  Exercise Price
------------------------------------------------------------------------------------------------------------------------------
     $  5.00          $ 1.16      6,612,405              4 years               $  5.00           1,081,550       $  5.00
      $10.00           $0.01        300,000              4 years                $10.00              52,400        $10.00
------------------------------------------------------------------------------------------------------------------------------

14.   DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps
-------------------

The Company enters into interest rate swaps to lower funding costs or to alter interest rate exposures between fixed and floating rates on long-term debt. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. The notional amount of interest rate swaps was $224.3 at December 31, 1997 and 1996. These swaps have maturities ranging from 2000 to 2002. The net impact of interest rate swaps was an increase for the Company's and the Combined Companies' interest expense of $10.5 in 1997, $10.7 in 1996 and $11.2 in 1995.

The following table indicates the types of swaps used by the Company and their weighted average interest rates. Variable rates change with market conditions and may vary significantly in the future. A 1% increase in market interest rates would result in a $2.2 increase in the fair value of the interest rate swap agreements. A 1% decline in the interest rates would result in a $2.2 decrease in the fair value of the interest rate swap agreements.

                                            1997       1996       1995
------------------------------------------------------------------------------
         Receive fixed swaps
              Average rate received          N/A       8.0%       8.0%
              Average rate paid              N/A       5.7%       6.6%

         Pay fixed swaps

              Average rate paid            10.4%      10.4%      10.2%
              Average rate received         5.7%       5.5%       6.1%

------------------------------------------------------------------------------

An interest rate swap, having a notional amount of $200.0, no longer met the criteria for hedge accounting and was marked to market during the first quarter of 1995. The unrealized gains on this instrument of $4.1 and $12.1 in 1997 and 1996 and the 1995 unrealized loss of $35.9 were included in the consolidated and combined statements of operations and other long-term liabilities. The remaining swap is not marked to market, as it meets the requirements of hedge accounting. The average fair value of the interest rate swaps was $(33.7) in 1997 and $(40.4) in 1996. The Company does not hold or issue derivative financial instruments for trading purposes, other than the interest rate swap discussed above.

Foreign Exchange Contracts
--------------------------
International operations account for a significant portion of the Company's revenue and operating income. The Company is exposed to foreign exchange risk on transactions that are denominated in a currency other than the operating unit's functional currency. It is the Company's policy to reduce foreign currency cash flow exposure due to exchange rate fluctuations by hedging anticipated and firmly committed transactions wherever economically feasible (within the risk limits established in the Company's policy).

The Company closely monitors its foreign currency cash flow transactions and enters into forward contracts to buy and sell foreign currencies only to reduce its foreign exchange exposure and protect the U.S. dollar value of such transactions, to the extent of the amount under contract.

In accordance with current accounting standards, gains and losses arising from contracts that hedge future transactions are deferred until the related transactions occur. Those arising from contracts that hedge existing transactions (i.e., outstanding payables denominated in foreign currency) are recorded currently in income and offset the gains and losses that occur as exchange rates change. The cash flows from forward contracts accounted for as hedges of identifiable transactions are classified consistent with the cash flows from the transaction being hedged.

At December 31, 1997 and 1996, the Company had $33.5 and $93.7 of notional value, respectively, of forward foreign currency exchange contracts outstanding. The Combined Companies had $129.5 and $247.0 of notional value of forward foreign exchange contracts outstanding at December 31, 1997 and 1996, respectively. These contracts are part of a worldwide program to minimize foreign currency exchange operating income and balance sheet exposure. The unsecured contracts mature within 12 months and are principally with banks. The Company is exposed to credit loss in the event of non-performance by the other parties to the contracts. The Company evaluates the creditworthiness of the counterparties' financial condition and does not expect default by the counterparties.

Commodity Futures
-----------------
The Combined Companies are exposed to risk from fluctuating prices for commodities used primarily to produce salty snacks. Some risk is hedged through commodity futures executed over the counter with various brokers. The Combined Companies utilize commodity futures to effectively fix the prices over the life of the contract. Cost of products sold reflects the commodity cost including the effects of the commodity futures. As of December 31, 1997 and 1996, $0.9 and $4.6 of commodity futures were outstanding, generally maturing in less than one year. The maturity of the contracts highly correlates to the actual purchases of the commodity. Under such contracts the Combined Companies pays the counterparty at a fixed rate, and receives a floating rate from the counterparty; only the net differential is actually paid or received. The amounts paid or received are calculated based on the notional amounts under the contracts. The use of such commodity futures effectively protects the Combined Companies against an increase in the price of the commodity, to the extent of the notional amount under the contract. This also effectively prevents the Combined Companies from benefiting in the event of a decrease in the price of the commodity, to the extent of the notional amount under the contract. The fair value of commodity futures as of December 31, 1997 and 1996, was unfavorable $0.1 and $0.7 based on dealer quotes. This fair value will be reflected in the cost of the commodity as it is actually purchased. The Combined Companies defer the impact of changes in the market value of those contracts until the hedge transaction is completed.

15.   FAIR VALUE OF  FINANCIAL INSTRUMENTS

The following table presents the carrying or notional amounts and fair values, based on dealer quotes, of the Company's consolidated financial instruments at December 31, 1997 and 1996. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair values are determined from quoted market prices where available or other available valuation methods. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other accruals are considered reasonable estimates of their fair values.

                                                       1997                              1996
-------------------------------------------------------------------------------------------------------
                                             Carrying          Fair             Carrying        Fair
         NONDERIVATIVES                       Amount           Value             Amount         Value
                                            ---------        ---------         ---------      ---------
         Assets
          Investment securities              $  81.7          $  74.5            $  81.5         $132.7

         Liabilities
          Debt                                 795.2            808.7              981.2          940.3


                                             Notional           Fair            Carrying         Fair
                                              Amount           Value             Amount          Value
                                            ---------        ---------         ---------      ---------

     DERIVATIVES RELATING TO:
     Foreign currency contracts - gain       $  20.8          $   0.5            $  46.4         $  0.8
     Foreign currency contracts - loss          12.7             (0.1)              47.3           (0.6)
     Interest rate swap - loss                 224.3            (33.3)             224.3          (38.2)
-------------------------------------------------------------------------------------------------------

The carrying or notional amount of the Combined Companies' financial instruments and their related fair values based on dealer quotes is as follows:

                                                       1997                              1996
-------------------------------------------------------------------------------------------------------
                                             Carrying          Fair             Carrying        Fair
         NONDERIVATIVES                       Amount           Value             Amount         Value
                                            ---------        ---------         ---------      ---------
         Assets
          Investment securities              $   81.7         $   74.5            $ 81.5         $132.7

         Liabilities
          Debt                                  822.9            836.5           1,003.6          962.7


                                             Notional           Fair            Carrying         Fair
                                              Amount           Value             Amount          Value
                                            ---------        ---------         ---------      ---------

         DERIVATIVES RELATING TO:
         Foreign currency contracts - gain    $  62.3          $   2.6           $ 151.7         $  3.3
         Foreign currency contracts - loss       67.2             (3.2)             95.3           (1.0)
         Interest rate swap - loss              224.3            (33.3)            224.3          (38.2)
         Commodity futures - loss                 0.9             (0.1)              4.6           (0.7)
-------------------------------------------------------------------------------------------------------


16.    SUPPLEMENTAL INFORMATION

                                                       CONSOLIDATED                                 COMBINED
                                             -------------------------------------------------------------------------
(Dollars in millions)                            1997       1996       1995                1997       1996       1995
----------------------------------------------------------------------------------------------------------------------
Depreciation                                    $35.8      $79.3      $81.1             $  81.9     $116.5     $119.1
Amortization                                      3.1        2.0        6.6                14.4       17.5       17.3
Advertising                                       4.4       10.3       12.7                48.9       67.3       61.5
Promotions                                       20.7       59.2       74.4               318.3      422.5      478.6
Research and development                         24.9       26.5       33.1                44.4       49.2       40.0
----------------------------------------------------------------------------------------------------------------------


Other current liabilities include the following amounts:

                                                              CONSOLIDATED                               COMBINED
                                                        --------------------------------------------------------------
(Dollars in millions)                                      1997       1996                           1997       1996
----------------------------------------------------------------------------------------------------------------------
     General insurance accruals                         $  52.4      $ 54.2                        $  71.1     $ 74.7
     Reserves for sale of businesses                       83.6       113.9                           98.8       94.5
----------------------------------------------------------------------------------------------------------------------

17.   RELATED PARTY TRANSACTIONS

Subsequent Event
----------------
On March 2, 1998, an affiliate of Borden, Inc.'s parent announced the signing of a definitive agreement under which the affiliate will acquire a controlling interest in Corning Consumer Products Company ("CCPC") from Corning Incorporated in a recapitalization transaction valued at approximately $603.0 on April 1, 1998. In connection with this transaction, the Company or the Combined Companies intends to loan approximately $350.0 to CCPC on a short-term basis at rates which approximate current market conditions. A portion of the loan will be repaid shortly after the closing using proceeds from a bank credit facility currently being arranged by CCPC. CCPC will repay the remaining amount using proceeds from a public debt offering, which is expected to be completed within 30 days of the closing.

Other Related Party Transactions
--------------------------------
Wise and Foods were sold to affiliates of the Company during 1996. As stated in
Note 1 to the consolidated and combined financial statements, the Combined Companies continue to include Wise and Foods in their financial statements. The effects of transactions among Wise, Foods and the other business units of the Combined Companies have been eliminated in the financial statements.

The Company and the Combined Companies' financial statements include an additional note receivable of $20.0, representing an increase in the amount of proceeds associated with the sale of Foods to Foods Holdings (see Note 12).

Because of the Company's continuing control over Wise and Foods, their assets and liabilities, at the date of sale, are classified as "sold under contractual arrangements" in the consolidated financial statements. Any future losses incurred by Wise and Foods will be recorded in the consolidated financial statements to the extent of the Company's investment in Wise and Foods. The investment balance consists of the assets and the liabilities at the date of sale, a valuation allowance, and the net balance of any affiliated transactions. The Company's net investment balance in Wise and Foods at December 31, 1997, was $6.5 and $65.5, respectively. The Company's net investment balance in Wise and Foods at December 31, 1996, was $10.2 and $247.9, respectively. The net investment in Foods decreased as a result of the sale of certain Unaligned Foods businesses to third parties.

The net investment in Wise included a $7.0 and $10.1 term loan receivable with the Company at December 31, 1997 and 1996, respectively. The Foods investment included a $47.6 and $167.0 term loan receivable with the Company at December 31, 1997 and 1996. A 1997 interest rate of 10.25% and 11%, payable quarterly, was charged to Foods and Wise, respectively (12% in 1996.) The Wise and Foods notes are due November 30, 1999. Affiliated interest income of $25.5 for Foods and $1.0 for Wise, net of amounts paid for overnight investments, was accrued during 1997. The Company recorded affiliated interest income of $3.4 for Foods and $0.6 for Wise during 1996. Foods also had a net loan outstanding from other international affiliates of the Company of $27.9 and $22.7 at December 31, 1997 and 1996.

The Loan Agreement with Foods and Wise provides a revolving loan feature. During 1996 the Foods revolving loan agreement provided for borrowing up to $250.0 at a variable interest rate equal to prime. Effective April 24, 1997, the revolving loan facility was reduced to $100.0. Effective December 30, 1997, the revolving loan facility was reduced to $50.0 with a maturity date of December 31, 1998. The Wise revolving loan facility provides for borrowings up to $5.0 maturing in December 1998 at a variable interest rate equal to the cost of funds for 30 day LIBOR borrowings plus 0.50%.

Foods and Wise invest cash overnight at an interest rate set by the Company, which generally approximates money market rates. Foods had $15.0 invested at December 31, 1997. Wise had $2.3 and $1.8 invested at December 31, 1997 and 1996, respectively.

KKR renders management, consulting and financial services to the Company and its businesses for an annual fee of $10.0, payable quarterly in arrears.

During 1997 and 1996 the Company purchased $108.9 and $109.9 of raw materials from Borden Chemicals and Plastics Limited Partnership, of which the Company is the general partner.

18.   COMMITMENTS AND CONTINGENCIES

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

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Environmental accruals are routinely reviewed on an interim basis as events and developments warrant and are subjected to a comprehensive review annually during the fiscal fourth quarter. The Company and the Combined Companies have accrued $23.3 and $23.4, respectively, at December 31, 1997, for probable environmental remediation and restoration liabilities. These liabilities in 1996 totaled $32.6 on a consolidated basis and $33.0 on a combined basis. This is management's best estimate of these liabilities. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such liabilities may exceed current reserves by amounts that may prove insignificant, or by amounts, in the aggregate, of up to approximately $20.0.

LEGAL MATTERS - The Company has recorded $35.8 in liabilities on a combined basis and $21.0 on a consolidated basis in 1997 for legal costs in amounts that it believes are probable and reasonably estimable. These liabilities in 1996 totaled $84.2 on a combined basis and $69.1 on a consolidated basis. Actual costs are not expected to exceed these amounts. During the third quarter of 1997, the Company settled a lawsuit with Quaker Oats Company ("Quaker') in connection with the 1994 sale to Quaker of the Company's Brazilian pasta business. The settlement amount was fully accrued in a prior year. In addition, the Company may be held responsible for certain environmental liabilities incurred at Borden Chemicals and Plastics Limited Partnership facilities, which were previously owned by the Company. The Company has resolved litigation with the Internal Revenue Service on proposed adjustments to the utilization of certain capital losses in the Company's tax returns for the period 1989 to 1993. The Company has agreed to the payment of certain taxes and interest of approximately $100 resulting from the reduction of capital losses on such tax returns. During 1997 $75.0 was paid; the remainder will be settled in 1998. The settlement was fully accrued by the Company in a prior year. The Company believes, based upon the information it currently possesses, and taking into account its established reserves for estimated liability and its insurance coverage, that the ultimate outcome of the foregoing proceedings and actions is unlikely to have a material adverse effect on the Company's financial position or operating results.

OTHER COMMITMENTS - A wholly owned subsidiary serving as general partner of Borden Chemicals and Plastics Limited Partnership ("BCP") has certain fiduciary responsibilities to BCP's unitholders. The Company believes that such responsibilities will not have a material adverse effect on its financial statements.

19.   QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents Quarterly Financial Data for the Company:

1997 QUARTERS                                                         FIRST           SECOND            THIRD          FOURTH (1)
----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                          $  361.8        $  387.0           $  371.5       $  367.4
----------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                                           74.2            82.8               78.2           75.2
----------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations                               (1.8)            9.6               11.6           (2.2)
----------------------------------------------------------------------------------------------------------------------------------
Discontinued operations:
   Income from operations                                               7.1            12.5                6.9            4.2
   Gain on disposal                                                                                      154.4           19.0
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                              5.3            22.1              172.9           21.0
----------------------------------------------------------------------------------------------------------------------------------
Preferred stock dividends                                              18.4            18.4               18.4           18.5
----------------------------------------------------------------------------------------------------------------------------------
Net (loss) income applicable to common stock                          (13.1)            3.7              154.5            2.5
----------------------------------------------------------------------------------------------------------------------------------
Basic and diluted, per share of common stock:
   (Loss) income from continuing operations                           (0.01)           0.05               0.06          (0.01)
   Discontinued operations:
       Income from operations                                          0.04            0.06               0.03           0.02
       Gain on disposal                                                                                   0.78           0.09
   Net (loss) income                                                  (0.07)           0.02               0.78           0.01
   Dividends                                                           0.06            0.06               0.06           0.08
Dividends per preferred share                                          0.75            0.75               0.75           0.75
Average number of common shares outstanding                           199.0           199.0              199.0          199.0
----------------------------------------------------------------------------------------------------------------------------------

1996 QUARTERS                                                        FIRST            SECOND            THIRD          FOURTH
----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                          $  639.6        $  674.3           $  594.9       $  479.2
----------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                          139.5           161.5              134.8          112.2
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                               43.7            (9.1)              (0.1)          10.2
----------------------------------------------------------------------------------------------------------------------------------
Discontinued operations:

    Income from operations                                              0.6             3.6                7.7           17.8
    (Loss) on disposal                                                                                  (330.7)
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                      44.3            (5.5)            (323.1)          28.0
----------------------------------------------------------------------------------------------------------------------------------
Preferred stock dividends                                              18.4            18.4               18.4           21.6
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common stock                           25.9           (23.9)            (341.5)           6.4
----------------------------------------------------------------------------------------------------------------------------------
Basic and diluted, per share of common stock:
    Income (loss) from continuing operations                           0.22           (0.05)                             0.05
    Discontinued operations:
       Income from operations                                                          0.02               0.04           0.09
       (Loss) on disposal                                                                                (1.66)
    Net income (loss)                                                  0.13           (0.12)             (1.72)          0.03
Dividends per preferred share                                          0.75            0.75               0.75           0.88
Average number of common shares outstanding                           199.0           199.0              199.0          199.0
----------------------------------------------------------------------------------------------------------------------------------

(1) - As discussed in Notes 4 and 5, the Company's fourth quarter results reflect a $40.0 pre tax gain on the sale of a trademark, $20.0 of income from disposals relating to the finalization of the Foods valuation, $25.0 of additional expense for the estimated impact on the tax provision relating to the sales of certain Foods businesses and the finalization of the Foods valuation, and a $16.0 impairment charge on certain international operations.

The following represents Quarterly Financial Data for the Combined Companies:

1997 QUARTERS                                                         FIRST           SECOND            THIRD          FOURTH(1)
----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                         $   836.8      $    884.8          $   835.6      $   924.4
----------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                                          226.0           248.0              235.4          294.4
----------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations                               (1.2)            7.8               10.4           76.1
----------------------------------------------------------------------------------------------------------------------------------
Discontinued operations:
     Income from operations                                             7.1            12.5                6.9            4.2
     Gain on disposal                                                                                    154.4
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                              5.9            20.3              171.7           80.3
Affiliate's share of income                                                                                              73.4
----------------------------------------------------------------------------------------------------------------------------------
Preferred stock dividends                                              18.4            18.4               18.4           18.5
----------------------------------------------------------------------------------------------------------------------------------
Net (loss) income applicable to common stock                   $      (12.5)  $         1.9       $      153.3       $  (11.6)
----------------------------------------------------------------------------------------------------------------------------------


1996 QUARTERS                                                         FIRST           SECOND            THIRD          FOURTH
----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                         $ 1,101.6       $ 1,125.5          $ 1,116.6      $ 1,113.1
----------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                          288.4           302.3              299.8          333.3
----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                      36.4             1.2                1.7            5.7
----------------------------------------------------------------------------------------------------------------------------------
Discontinued operations:
     Income from operations                                             7.9            10.1                6.8           12.1
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                             44.3            11.3                8.5           17.8
----------------------------------------------------------------------------------------------------------------------------------
Preferred stock dividends                                              18.4            18.4               18.4           21.6
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common stock                     $     25.9      $     (7.1)        $     (9.9)    $     (3.8)
----------------------------------------------------------------------------------------------------------------------------------

(1) - As discussed in Notes 4 and 5, the Combined Companies' fourth quarter results reflect a $122.6 pre tax gain on the sale of certain Foods businesses, $25.0 of additional expense for the estimated impact on the tax provision relating to the sales of certain Foods businesses, and a $16.0 impairment charge on certain international operations.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Shareholders of
Borden, Inc.
180 East Broad Street
Columbus, Ohio  43215

We have audited the accompanying consolidated balance sheets of Borden, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Borden, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Columbus, Ohio
March 13, 1998

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Shareholders of
Borden, Inc.
180 East Broad Street
Columbus, Ohio  43215

We have audited the accompanying combined balance sheets of Borden, Inc. and subsidiaries, Borden Foods Holdings Corporation and subsidiaries and Wise Holdings, Inc. and subsidiaries (affiliated corporations), all of which are under common ownership and common management, as of December 31, 1997 and 1996, and the related combined statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the combined financial position of Borden, Inc., Borden Foods Holdings Corporation and Wise Holdings, Inc. (affiliated corporations) at December 31, 1997 and 1996, and the combined results of their operations and their combined cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Columbus, Ohio
March 13, 1998

                                    PART III

Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
         Financial Disclosures
         ---------------------
         None

Item 10. Directors and Executive Officers of the Registrant
-------- --------------------------------------------------

Set forth below are the names and ages of the Directors and Executive Officers of the Company as of March 13, 1998, and the positions and offices with the Company currently held by each of them. Their terms of office extend to the next Annual Meeting of the Board of Directors or until their successors are elected.

                                                                                                    Served
                                                                                   Age on         In Present
                                                                                   Dec. 31,        Position
      Name                          Position & Office                                1997            Since
--------------           ------------------------------------                      --------       ----------
  C.R. Kidder            Chairman of the Board, Director,
                            Chief Executive Officer and President                     53             1995
  H.R. Kravis            Director                                                     53             1995
  A. Navab               Director                                                     32             1995
  C.S. Robbins           Director                                                     39             1995
  G.R. Roberts           Director                                                     54             1995
  S.M. Stuart            Director                                                     38             1995
  W.H. Carter            Executive Vice President and
                            Chief Financial Officer                                   44             1995
  R.L. de Ney            Executive Vice President-Corporate
                            Strategy and Development                                  48             1995
  J.M. Saggese           Executive Vice President; Chairman and
                            Chief Executive Officer-Borden Chemical                   66             1990
  N.A. Reardon           Senior Vice President-Human Resources
                            and Corporate Affairs                                     45             1997
  R.P. Starkman          Senior Vice President and Treasurer                          43             1995
  W.F. Stoll, Jr.        Senior Vice President and General Counsel                    49             1996

C. Robert Kidder was elected a Director, Chairman of the Board and Chief Executive Officer of the Company on January 10, 1995. He was Chairman of the Board of Duracell International, Inc. and Duracell, Inc. from August 1991 through October 1995 and served as Chairman of the Board and Chief Executive Officer of both companies from April 1992 through September 30, 1995, Chairman of the Board, President and Chief Executive Officer of both companies from August 1991 until April 1992, and President and Chief Executive Officer of both companies from June 1988 until August 1991. He is also a director of Electronic Data Systems Corporation, AEP Industries Inc. and Morgan Stanley, Dean Witter & Co. He is a member of the Executive and Compensation Committees of the Borden Board.

Henry R. Kravis acted as Chairman of the Board of the Company from December 21, 1994, to January 10, 1995. He has been a member of KKR & Co., LLC since 1996, was a General Partner of Kohlberg Kravis Roberts & Co. from its establishment through 1995 and has been a General Partner of KKR Associates, L.P. since its establishment. He is also a Director of Accuride Corporation, Bruno's, Inc., KSL Recreation Corporation, Randall's Food Markets, Inc., Gillette Company, IDEX Corporation, Merit Behavioral Care Corporation, Newsquest Capital, PLC, Owens-Illinois, Inc., Owens-Illinois Group, Inc., Primedia, Inc., Safeway Inc., Sotheby's, Union Texas Petroleum Holdings, Inc., RELTEC Corporation and World Color Press, Inc. He is a member of the Executive Committee of the Borden Board. Messrs. Kravis and Roberts are first cousins.

Alexander Navab has been an Executive of Kohlberg Kravis Roberts & Co. since June 1993. He was employed by James D. Wolfensohn Incorporated, an investment banking firm, from September 1991 to June 1993. He is also a Director of Newsquest Capital, PLC., KSL Recreation Corporation, RELTEC Corporation and World Color Press, Inc. He is a member of the Audit Committee of the Borden Board.

Clifton S. Robbins has been a member of KKR & Co., LLC since 1996, was a General Partner of Kohlberg Kravis Roberts & Co. and has been a General Partner of KKR Associates, L.P. since January 1995. He began as an Executive with Kohlberg Kravis Roberts & Co. in 1987. He is also a Director of AEP Industries Inc., IDEX Corporation, BCP Management, Inc., Kindercare Learning Centers, Inc., and Newsquest Capital, PLC. He is Chairman of the Compensation Committee and a member of the Executive Committee of the Borden Board.

George R. Roberts has been a member of KKR & Co., LLC since 1996, was a General Partner of Kohlberg Kravis Roberts & Co. from its establishment through 1995, and has been a General Partner of KKR Associates, L.P. since its establishment. He is also a Director of AutoZone, Inc., Bruno's, Inc., Flagstar Companies, Inc., Flagstar Corporation, IDEX Corporation, Primedia, Inc., KSL Recreation Corporation, Merit Behavioral Care Corporation, Newsquest Capital, PLC., Owens-Illinois, Inc., Owens-Illinois Group, Inc., Safeway Inc., Union Texas Petroleum Holdings, Inc., RELTEC Corporation and World Color Press, Inc. Messrs. Kravis and Roberts are first cousins.

Scott M. Stuart has been a member of KKR & Co., LLC since 1996, was a General Partner of Kohlberg Kravis Roberts & Co. and has been a General Partner of KKR Associates, L.P. since January 1995. He began as an Executive with Kohlberg Kravis Roberts & Co. in 1986. He is also a Director of AEP Industries Inc., KSL Recreation Corporation, Newsquest Capital, PLC and World Color Press, Inc. He is Chairman of the Audit Committee and a member of the Executive and Compensation Committees of the Borden Board.

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

Joseph M. Saggese is an Executive Vice President of the Company and Chairman and Chief Executive Officer of Borden Chemical, Inc. Previously he served as President of the Worldwide Packaging and Industrial Products division of the Company since July 1, 1990. He has also served since July 1990 as Chairman, President and Chief Executive Officer of BCP Management, Inc., a wholly owned subsidiary of the Company and General Partner of Borden Chemicals and Plastics Limited Partnership.

Nancy A. Reardon was elected Senior Vice President, Human Resources and Corporate Affairs effective March 3, 1997. Previously she was Senior Vice President-Human Resources and Communications for Duracell International, Inc. from 1991 through February 1997.

Ronald P. Starkman was elected Senior Vice President and Treasurer of the Company effective November 20, 1995. He was Senior Managing Director of Claremont Capital Group, Inc. from December 1994 to November 1995. Prior to that he was Senior Vice President-Investment Banking for Lehman Brothers from 1993 to 1994, and Vice President and Assistant Treasurer at American Express from 1986 to 1993.

William F. Stoll, Jr. was elected Senior Vice President and General Counsel effective July 1, 1996. Prior to joining the Company at that time, he was a Vice President of Westinghouse Electric Corporation since 1993, and served as its Deputy General Counsel from 1988 to 1996.


Item 11.     Executive Compensation
--------     ----------------------

The following table provides certain summary information concerning compensation of the Company's Chief Executive Officer, the four other most highly compensated
Executive Officers as of December 31, 1997, and one former Executive Officer
(the "Named Executive Officers") for the periods indicated.

====================================================================================================================================
                                                     SUMMARY COMPENSATION TABLE
====================================================================================================================================
                                             ANNUAL COMPENSATION                             LONG TERM COMPENSATION
                                       ================================================================================
                                                                                        AWARDS              PAYOUTS
                                                                                =======================================
                                                                     OTHER      RESTRICTED     SECURITIES    LONG TERM     (3)ALL
NAME AND                                                             ANNUAL       STOCK        UNDERLYING     INCENTIVE     OTHER
PRINCIPAL                                                         COMPENSATION   AWARD(S)     OPTIONS/LSARS  PLAN (LTIP)   COMPENSA-
POSITION                       YEAR    SALARY ($)     BONUS ($)         ($)         ($)            (#)       PAYOUTS ($)    TION ($)
------------------------------------------------------------------------------------------------------------------------------------
C.R. Kidder                    1997     1,000,000       742,500    (1)121,900        NONE              (4)     NONE        87,255
Chairman, President &          1996       950,000       912,000    (2)160,655        NONE              (4)     NONE       199,576
Chief Executive Officer        1995       873,750       360,000        14,721        NONE            NONE      NONE        59,487
------------------------------------------------------------------------------------------------------------------------------------
W.H. Carter                    1997       395,667       180,000             0        NONE              (4)     NONE        28,589
Executive Vice President &     1996       370,000       250,137      (5)5,753        NONE              (4)     NONE        16,319
Chief Financial Officer        1995       262,500        96,250             0        NONE            NONE      NONE        14,962
------------------------------------------------------------------------------------------------------------------------------------
R.L. de Ney                    1997       386,250       192,700             0        NONE              (4)     NONE        27,436
Executive Vice President,      1996       372,500       237,597             0        NONE              (4)     NONE        42,204
Corporate Strategy &           1995       339,792          NONE         5,253        NONE            NONE      NONE        28,122
Development
------------------------------------------------------------------------------------------------------------------------------------
J.M. Saggese                   1997       476,667             0             0        NONE              (4)     NONE        18,958
Executive Vice President,      1996       450,000        25,000     (6)59,006        NONE              (4)     NONE        29,640
Chairman & Chief Executive     1995       390,833       340,393             0        NONE            NONE      NONE        60,757
Officer, Borden Chemical,
Chairman, Borden
Decorative Products
------------------------------------------------------------------------------------------------------------------------------------
W.F. Stoll, Jr                 1997       310,500       142,000      (5)1,200        NONE              (4)     NONE        45,623
Senior Vice President and      1996       150,000    (7)168,863     (5)82,624        NONE              (4)     NONE         9,422
General Counsel
==================================================================================================================================
D.A. Smith                     1997       426,667       268,909    (5)192,000        NONE              (4)     NONE    (9)142,542
Former Executive Vice          1996       500,000    (8)500,000    (5)256,205        NONE              (4)     NONE       123,506
President, Chairman &
Chief Executive Officer,
Borden Foods Corporation
==================================================================================================================================

(1)  Includes $60,000 pursuant to the Executive Perquisite Benefit Plan and $61,900 not paid to Mr. Kidder but allocable to his personal use of company aircraft.

(2)  Includes $60,000 pursuant to the Executive Perquisite Benefit Plan, $36,800 not paid to Mr. Kidder but allocable to his personal use of Company aircraft, and $59,355 in tax gross-ups.


(3) All other compensation consists of the following:

                                EXECUTIVE
                                  FAMILY
                                 SURVIVOR        MATCHING            CAPITAL
                                PROTECTION     CONTRIBUTIONS       ACCUMULATION     RELOCATION
                       YEAR       PLAN(a)     (RSP AND ESP)(b)      ACCOUNT(c)       EXPENSE
                       ----     ----------     -------------       ------------     ----------
C.R. Kidder            1997               0          87,255               0               0
                       1996               0          45,850               0         153,726
                       1995          17,475          30,581           4,200           7,231

W.H. Carter            1997               0          28,589               0               0
                       1996               0          16.319               0               0
                       1995           5,250           6,562           3,150               0

R.L. de Ney            1997               0          27,436               0               0
                       1996               0          13,037               0          29,167
                       1995           6,824          11,943           4,200           5,155

J.M. Saggese           1997               0          18,958               0               0
                       1996               0          29,640               0               0
                       1995          31,776          24,781           4,200               0

W.F. Stoll, Jr.        1997               0          11,873               0          33,750
                       1996               0             750               0           8,672

-------------------------------------------------------------------------------------------

D.A. Smith             1997               0          17,094               0               0
                       1996               0           4,188               0         119,318

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

     (b) RSP and ESP refer to the Company's Retirement Savings Plan and the executive supplemental benefit plans.

     (c) The Capital Accumulation Account provided a benefit of $350 per month payable at termination in lieu of certain previously provided medical benefits. This Plan has been discontinued.

(4) No Executive Officer of the Company owns any stock of Borden, Inc., or options to acquire stock in Borden, Inc. For information on equity securities of Borden's parent or subsidiary entities owned by management, see Item 12.

(5)  Tax gross-up payments

(6) Includes $40,000 pursuant to the Executive Perquisite Benefit Plan, $17,000 as compensation for discontinued perquisites, and $1,006 in tax gross-ups

(7)  Includes $82,500 paid pursuant to terms of employment.

(8)  Includes $200,000 paid pursuant to terms of employment

(9)  Includes $125,448 paid pursuant to termination arrangement.

The Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Value table has been eliminated since there were no option/SAR's exercised during 1997 by any of the Named Executive Officers, and none of the Named Executive Officers have options or SAR's to acquire Borden, Inc. stock.

The Long-Term Incentive Plans-Awards In Last Fiscal Year table has been eliminated since the Registrant has no long-term incentive plan.

The Option/SAR Grants In Last Fiscal Year table has been omitted since there were no grants of options to acquire Borden, Inc. stock or grants of SAR's by the Registrant during 1997 to the Named Executive Officers.

                               RETIREMENT BENEFITS

The Borden Employees Retirement Income Plan ("ERIP") for salaried employees was amended as of January 1, 1987, to provide benefit credits of 3% of earnings which are less than the Social Security wage base for the year, plus 6% of earnings in excess of the wage base, and an additional 1.5% and 3%, respectively, for certain older employees. Earnings include annual incentive awards paid currently but exclude any long-term incentive awards. Benefits for service through December 31, 1986, are based on the plan formula then in effect and have been converted to opening balances under the plan. Both opening balances and benefit credits receive interest credits at one-year Treasury bill rates until the participant commences receiving benefit payments. For the year 1997, the interest rate was 5.43%. Benefits vest after completion of five years of employment for employees hired on or after July 1, 1990.

The Company's supplemental pension plan provides for a grandfathering of benefits for certain key employees as of January 1, 1983, including certain Executive Officers, that, generally speaking, provides for the payment of any shortfall if the sum of (a) the pension actually payable on retirement under the ERIP (and any excess or supplemental plans), together with (b) the amount (converted to a pension equivalent) attributable to Company contributions that would be standing to the employee's credit at retirement under the Company's Retirement Savings Plan if the employee had contributed at the maximum permitted rate eligible for Company matching from December 31, 1983, until retirement, does not equal or exceed the sum of (c) the retirement income calculated on the basis of the December 31, 1982, ERIP pension formula (with certain adjustments), and (d) the amount (converted to a pension equivalent) attributable to company contributions (equal to 3.3% of compensation) that would be standing to the employee's credit at retirement had the Company's Retirement Savings Plan as in effect on January 1, 1983, been in effect continuously to retirement. The projected pension figure for J.M. Saggese appearing at the end of this section includes the effect of the foregoing grandfathering.

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

The total projected annual benefits payable under the formulas of the ERIP at age 65 without regard to the Section 415 or 401(a)(17) limits and recognizing supplemental pensions as described above, are as follows for the Named Executive Officers of the Company in 1997: W. H. Carter - $103,734, R. L. de Ney - $79,252, C. R. Kidder - $140,830, J. M. Saggese - $280,596, D.A. Smith - $21,529
(resigned 11/2/97,deferred to 65), and W.F. Stoll - $47,563.

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

                           EMPLOYMENT, TERMINATION AND
                         CHANGE IN CONTROL ARRANGEMENTS

Pursuant to a separation agreement with Douglas A. Smith, former Chairman and CEO of Borden Foods Corporation and Executive Vice President of the Company, Mr. Smith will receive two years base salary, an incentive payment based upon the performance of Borden Foods Corporation but not to exceed $309,000, outplacement services, a relocation payment, and the continuation of executive and other employee benefits and perquisites.

The Company has a special retirement arrangement with William F. Stoll, Senior VP and General Counsel. Under this arrangement the Company will calculate the benefit Mr. Stoll would have received from his former employer, using predetermined assumptions, and deduct from this amount the retirement benefits accrued under the Borden Retirement Programs. Any shortfall in benefits will be paid by Borden, Inc. as a non-qualified benefit. Special provisions also apply in the event of death or disability.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Robbins and Stuart are members of the Company's Compensation Committee. Both are general partners of KKR Associates, L.P. See "Certain Relationships and Related Transactions." Mr. Kidder, Chairman and Chief Executive Officer of the Company, is also a member of the Compensation Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of the Registrant's Common Stock and other equity securities issued by affiliated entities, as of March 13, 1998, by (a) persons known to the Registrant to be the beneficial owners of more than five percent of the outstanding voting stock of the Registrant, (b) each director of the Registrant,
(c) each of the Named Executive Officers of the Registrant during the 1997 fiscal year of the Registrant and (d) all directors and executive officers of the Registrant as a group. Except as otherwise noted, the persons named in the table below have sole voting and investment power with respect to all securities shown as beneficially owned by them.



      Name of                                       Beneficial Ownership
  Beneficial Owner                                  of Equity Securities
  ----------------                                  --------------------
                                                      Shares/Units              Percent
                                                      ------------              -------

KKR Associates (1)                                      198,974,994             100.0
   9 West 57th Street
   New York, New York 10019

C. Robert Kidder (2)                                        369,569                 *
Henry R. Kravis (1)                                              --                 *
George R. Roberts (1)                                            --                 *
Clifton R. Robbins (1)                                           --                 *
Scott M. Stuart (1)                                              --                 *
Alexander Navab                                                  --                 *
William H. Carter (2)                                        84,337                 *
Richard L. de Ney (2)                                        72,000                 *
Joseph M. Saggese (3)                                       240,000                 *
Douglas A. Smith (4)                                        120,000                 *
William F. Stoll, Jr. (2)                                    60,240                 *
All Directors and Executive Officers
   as a group (5)                                           See (5)                 *

* Beneficial ownership does not exceed 1.0% of the respective class of securities.

(1) The Borden Common Stock shown as beneficially owned by KKR Associates is directly held by Borden Holdings, Inc., a Delaware corporation which is wholly owned by BW Holdings, LLC, a Delaware limited liability company, the managing member of which is a limited partnership, of which KKR Associates is the sole general partner and as to which it possesses sole voting and investment power. KKR Associates is also the beneficial owner of 632,000,000 units of BW Holdings, LLC. KKR Associates is a limited partnership of which Messrs. Edward A. Gilhuly, Perry Golkin, James H. Greene, Henry R. Kravis, Robert I. MacDonnell, Michael N. Michelson, Paul
     E. Raether, Clifton S. Robbins, George R. Roberts, Scott M. Stuart and Michael T. Tokarz are the general partners. Such persons may be deemed to share beneficial ownership of the shares shown as owned by KKR Associates. The foregoing persons disclaim beneficial ownership of any such shares.
(2) Represents units of BW Holdings, LLC beneficially owned by these executive officers.
(3) Represents common shares of Borden Chemical Holdings, Inc. beneficially owned by the executive including 160,000 shares subject to currently exercisable options.
(4) Represents units of Borden Foods Holdings, LLC beneficially owned by the executive.
(5) Equity securities beneficially owned by all directors and executive officers as a group consist of: 705,627 units of BW Holdings, LLC; 120,000 units of Borden Foods Holdings, LLC; and 240,000 shares of Borden Chemical Holdings, Inc. including 160,000 shares subject to currently exercisable options. No director or executive officer owns directly any stock of the Registrant or options to acquire such stock.

Pursuant to Rule 13d-3, stock options that are presently exercisable or exercisable within 60 days after March 13, 1998, which are owned by each individual are deemed to be outstanding for purposes of computing the percentage of shares owned by that individual. Therefore, each percentage is computed based on the sum of (i) the shares actually outstanding as of March 13, 1998, and (ii) the number of Stock Options exercisable within 60 days of March 13, 1998, owned by that individual or entity whose percentage of share ownership is being computed, but not taking account of the exercise of Stock Options by any other person or entity.

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

KKR renders management, consulting and financial services to the Company and its businesses for an annual fee of $10 million, payable quarterly in arrears. Messrs. Kravis, Roberts, Robbins and Stuart are general partners of KKR, and Mr. Navab, a director of the Company, is an executive of KKR.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------      ----------------------------------------------------------------

(a)  List of documents filed as part of this report
---  ----------------------------------------------

        1.    Financial Statements
              --------------------

              All financial statements of the registrant are set forth under
              Item 8 of this Report on Form 10-K.

        2.    Exhibits
              --------

              Management contracts, compensatory plans and arrangements are listed herein at Exhibits (10)(x) through (10) (xxiii).

                        (3)(i) Restated Certificate of Incorporation dated March 14, 1995, and Certificate of Amendment of Restated Certificate of Incorporation dated June 23, 1995, both incorporated herein by reference from Exhibit (3) to the June 30, 1995 Form 10-Q.

                        (ii) By-Laws incorporated herein by reference from Exhibit (3)(ii) to the September 30, 1996, Form 10-Q.

                        (4)(i) Form of Indenture dated as of January 15, 1983, as supplemented by the First Supplemental Indenture dated as of March 31, 1986, and the Second Supplemental Indenture, dated as of June 26, 1996, relating to the $200,000,000 8-3/8%
                                Sinking Fund Debentures due 2016, incorporated herein by reference from Exhibits 4(a) and (b) to Amendment No. 1 to Registration Statement on Form S-3, File No. 33-4381 and Exhibit 4(iv) to the June 30, 1996, Form 10-Q.

                        (ii) Form of Indenture dated as of December 15, 1987, as supplemented by the First Supplemental Indenture dated as of December 15, 1987, and the Second Supplemental Indenture dated as of February 1, 1993, and the Third Supplemental Indenture dated as of June 26, 1996, incorporated herein by reference from Exhibits 4(a) through (d) to Registration Statement on Form S-3, File No. 33-45770, and Exhibit 4(iii) to the June 30, 1996, Form 10-Q, relating to the following Debentures and Notes:

                                (a)     The $150,000,000 9-1/4% Sinking Fund
                                        Debentures due 2019.

                                (b)     The $200,000,000 9-1/5% Debentures due
                                        2021.

                                (c)     The $250,000,000 7-7/8% Debentures due
                                        2023.

                        (iii) Form of Indenture relating to Senior Securities, incorporated herein by reference from Exhibit
                                4.1 to the Company's Registration Statement on Form S-3, File No. 33-57577.

                        (iv) Form of Indenture relating to Subordinated Securities incorporated herein by reference from
                                Exhibit 4.2 to the Company's Registration
                                Statement on Form S-3, File No. 33-57577.

                        (10)(i) Recapitalization Agreement, dated as of October
                                14, 1997, among BORDEN, INC., a New Jersey corporation, BORDEN DECORATIVE PRODUCTS HOLDINGS, INC., a Delaware corporation and an indirect wholly owned subsidiary of Borden, and BDPI HOLDINGS CORPORATION, a Delaware corporation.

                        (ii) Amended and Restated Credit Agreement dated as of May 7, 1996, to the Credit Agreement dated as of December 15, 1994, among Borden, Inc., Borden Foods Holdings Corporation, Wise Holdings, Inc., and the lenders named therein, Citibank, N.A., as administrative agent for the Lenders, BT Securities Corporation, Chase Securities Inc., Citicorp Securities Inc. and Credit Suisse, as arrangers, BT Securities and Chase Securities as co-syndication agents and Credit Suisse, as Issuing Bank and documentation agent, incorporated by reference to Exhibit 10(v) to the June 30, 1996, Form 10-Q.

                        (iii) Credit Agreement dated as of December 15, 1994 amended and restated as of July 14, 1997, incorporated herein by reference to Exhibit 10(ii) to the June 30, 1997, Form 10-Q.

                        (iv) 364-Day Credit Agreement dated as of July 14, 1997, incorporated herein by reference to
                                Exhibit 10(iii) to the June 30, 1997, Form 10-Q.

                        (v) Stock Purchase and Merger Agreement dated as of May 22, 1997, among Mid-America Dairymen, Inc., BDH Two, Inc. and Borden, Inc. incorporated herein by reference to Exhibit 10(i) to the June 30, 1997, Form 10-Q.

                        (vi) Stockholders Agreement, dated as of June 20, 1996, by and among Borden, Inc. and J. Brendan Barba, Paul M. Feeny, David MacFarland, Robert Cron, Kenneth J. Avia, Melanie K. Barba, John Powers, Lauren Powers, Carolyn Vegliante and Lawrence Noll, incorporated herein by reference to Exhibit 2 to Schedule 13D, dated July 1, 1996. File No. 005-37385.

                        (vii) Voting Agreement, dated as of June 20, 1996, by and among Borden, Inc. and EGS Partners L.L.C., EGS Associates, L.P., BEV Partners, L.P., JONAS Partners, L.P., William Ehrman, Frederic Greenberg, Frederick Ketcher, Jonas Gerstl, James McLauren, Beverly Ehrman, Beverly Ehrman as custodian for Stephanie Ehrman and Linda Greenberg, incorporated herein by reference to
                                Exhibit 3 to Schedule 13D, dated July 1, 1996, File No. 005-37385.

                        (viii) Governance Agreement, dated as of June 20, 1996, between Borden, Inc. and AEP Industries Inc., incorporated herein by reference to Exhibit 5 to
                                Schedule 13D, dated July 1, 1996, File No.
                                005-37385.

                        (ix) Conveyance and Transfer Agreement, dated October 1, 1996, among Borden, Inc., BDH One, Inc., BDH Two, Inc., Borden Foods Investments Corporation, Borden Foods Holdings, LLC, Borden Foods Holdings Corporation, Borden Foods Corporation, BFC Investments L.P., and BDS Two, Inc., incorporated herein by reference to Exhibit 2.1 to Form 8-K, dated October 16, 1996, File No. 001-00071.

                        (x) Purchase Agreement, dated as of June 20, 1996, between Borden, Inc. and AEP Industries Inc., incorporated herein by reference to Exhibit 4 to
                                Schedule 13D, dated July 1, 1996, File No.
                                005-37385.

                        (xi) 1996 Unit Incentive Plan for Key Employees of Borden, Inc. incorporated herein by reference to
                                Exhibit 10 (vii) to the 1996 Form 10-K.

                        (xii) First Amendment to 1996 Unit Incentive Plan for Key Employees of Borden, Inc. and Associated Persons.

                        (xiii) Descriptions of 1996 Management Incentive Plans for (a) Borden, Inc.; (b) Borden Services Company; (c) Borden Foods; and (d) Borden Chemical. Incorporated herein by reference to
                                Exhibit 10 (viii) to the 1996 Form 10-K.

                        (xiv) Descriptions of 1997 Management Incentive Plans for (a) BCMP; (b) Borden Foods; and (c) Borden Chemical.

                        (xv) 1994 Management Incentive Plan incorporated by reference to Exhibit 10(iv) to the 1993 Form 10-K Annual Report.

                        (xvi) Amendment to 1994 Management Incentive Plan, incorporated by reference to Exhibit 10(xii) to the Company's 1995 Form 10-K Annual Report.

                        (xvii) 1994 Stock Option Plan incorporated by reference to Exhibit 10(v) to the 1993 Form 10-K Annual Report.

                        (xviii) Executive Family Survivor Protection Plan as
                                amended through December 9, 1993 incorporated by reference to Exhibit 10(vi) to the 1993 Form 10-K Annual Report.

                        (xix) Executives Excess Benefits Plan as amended through December 9, 1993 incorporated by reference to Exhibit 10(vii) to the 1993 Form 10-K Annual Report.

                        (xx) Executives Supplemental Pension Plan as amended through December 9, 1993 incorporated by reference to Exhibit 10(viii) to the 1993 Form 10-K Annual Report.

                        (xxi) Advisory Directors Plan, incorporated herein by reference from Exhibit 10(viii) to the 1989 Form 10-K Annual Report.

                        (xxii) Advisory Directors Plan Trust Agreement, incorporated herein by reference from Exhibit 10(ix) to the 1988 Form 10-K Annual Report.

                                Management Agreements
                                ---------------------

                        (xxiii) (a) Agreement with Mr. A. S. D'Amato, Chairman
                                    and Chief Executive Officer, incorporated herein by reference from Exhibit 10(i) to the June 30, 1993, Form 10-Q.

                                (b) Amendment to Agreement with A. S. D'Amato,
                                    incorporated herein by reference from
                                    Exhibit 10(i) to the September 30, 1993 Form
                                    10-Q.

                                (c) Supplement to Agreement with A. S. D'Amato
                                    incorporated by reference to Exhibit 10(xiv)
                                    (a) to the 1993 Form 10-K Annual Report.

                                (d) Form of salary continuance arrangement with
                                    Executive Officers, incorporated herein by reference from Exhibit 10(ix)(c) to the 1987 Form 10-K Annual Report.

                                (e) Description of arrangement with C. Robert
                                    Kidder, Chairman of the Board and Chief
                                    Executive Officer, incorporated herein by reference to Exhibit 10(i) to the Company's 1994 Form 10-K Annual Report.

                                (f) Agreement with J. C. Van Meter, Executive
                                    Vice President and Chief Financial Officer, dated July 7, 1994 incorporated herein by reference to Exhibit 10(j) to the 1994 Form 10-K Annual Report.

                                (g) Letter agreement with R.D. Kautto dated
                                    January 19, 1994 incorporated herein by
                                    reference to Exhibit 10(m) to the 1994 Form
                                    10-K Annual Report.

                                (h) Summary of Terms of Employment for W.H.
                                    Carter, incorporated by reference to Exhibit
                                    10(xxiii)(n) to the 1995 Form 10-K Annual
                                    Report.

                                (i) Employment Agreement with W. F. Stoll, Jr.,
                                    dated June 6, 1996, incorporated by
                                    reference to Exhibit 10(vi) to the June 30, 1996, Form 10-Q.

                                (j) Summary of Terms of Employment for D.A.
                                    Smith, incorporated by reference to Exhibit
                                    10(xx)(i) to the 1996 Form 10-K Annual
                                    Report.

                                (k) Agreement with D.A. Smith dated November 6,
                                    1997.

                                (l) Termination Agreement with A.L. Miller
                                    dated May 1, 1995, incorporated herein by reference to Exhibit 10 to the June 30, 1995 Form 10-Q.

                                (m) Termination Agreement with R.L. Allen dated
                                    January 3, 1996, incorporated by reference to Exhibit 10(xxiii)(p) to the 1995 Form 10-K Annual Report.

                        (xxiv) Executive Perquisite Benefits Plan dated January 1, 1996, incorporated by reference to Exhibit 10(xxiv) to the 1995 Form 10-K Annual Report.

                        (xxv) Consulting Agreement dated August 21, 1995, incorporated herein by reference to Exhibit 10 to the September 30, 1995, Form 10-Q.

                        (21)    Subsidiaries of Registrant.

                        (23)    (i) Accountants' Consent.

                        (27)    Financial Data Schedule

           3.   Financial Statement Schedules
                -----------------------------

                The following are the separate financial statements of Foods Holdings and Wise Holdings filed in accordance with rule 3-10 of Regulation S-X. Foods Holdings and Wise Holdings are guarantors of the Company's credit facility and all of the Company's outstanding publicly held debt.

(b)   Reports on Form 8-K
      -------------------
No reports on Form 8-K were filed by the Company during the fourth quarter of 1997.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          BORDEN, INC.

                          By   /s/  William H. Carter
                            -------------------------------------------
                          William H. Carter, Executive Vice President
                          and Chief Financial Officer
                          (Principal Financial and Principal Accounting Officer)

Date:  March 27, 1998

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on the date set forth above.

Signature                                      Title
---------                                      -----

 /s/  C. Robert Kidder               Chairman of the Board and
-----------------------------        Chief Executive Officer
     (C. Robert Kidder)


 /s/  Henry R. Kravis                Director
-----------------------------
     (Henry R. Kravis)


 /s/  George R. Roberts              Director
-----------------------------
     (George R. Roberts)

 /s/ Clifton S. Robbins              Director
-----------------------------
     (Clifton S. Robbins)

                                     Director
-----------------------------
     (Scott M. Stuart)

                                     Director
-----------------------------
     (Alexander Navab)

         BORDEN FOODS HOLDINGS CORPORATION


         CONSOLIDATED FINANCIAL STATEMENTS FOR EACH
         OF THE THREE YEARS IN THE PERIOD ENDED
         DECEMBER 31, 1997

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
         And Shareholder of Borden Foods Holdings Corporation


We have audited the accompanying consolidated balance sheets of Borden Foods Holdings Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Borden Foods Holdings Corporation and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Columbus, Ohio
March 13, 1998



-------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS

BORDEN FOODS HOLDINGS CORPORATION

($ in thousands)                                                                   Year ended December 31,
                                                                    1997                   1996                    1995
-------------------------------------------------------------------------------------------------------------------------------

Net sales                                                          $ 1,751,683             $ 1,949,841             $ 1,838,889
Cost of goods sold                                                   1,026,214               1,195,672               1,112,211
                                                               ----------------      ------------------      ------------------

Gross margin                                                           725,469                 754,169                 726,678
                                                               ----------------      ------------------      ------------------

Distribution expense                                                    96,760                 106,612                  97,065
Marketing expense                                                      430,938                 546,360                 568,894
General & administrative expense                                       116,208                  93,157                  93,868
Gain on divestitures                                                   (68,067)                      -                       -
Business realignment                                                     3,794                  27,817                       -
                                                               ----------------      ------------------      ------------------

Operating income (loss)                                                145,836                 (19,777)                (33,149)
                                                               ----------------      ------------------      ------------------

Interest expense                                                        26,065                  34,359                  10,853
Interest income                                                         (3,409)                (23,407)                (18,788)
Other expense (income), net                                              3,458                     851                    (707)
                                                               ----------------      ------------------      ------------------

Income (loss) before income tax                                        119,722                 (31,580)                (24,507)
Income tax expense (benefit)                                            59,453                 (16,347)                (16,249)
                                                               ----------------      ------------------      ------------------

Net income (loss)                                                       60,269                 (15,233)                 (8,258)

Affiliate's share of income                                            (73,446)                      -                       -
                                                               ----------------      ------------------      ------------------

Net loss applicable to common stock                                  $ (13,177)              $ (15,233)               $ (8,258)
                                                               ================      ==================      ==================


Basic and diluted loss per common share                                 $ (132)                 $ (152)                  $ (83)

Average number of common shares outstanding
  during the period                                                        100                     100                     100


-------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to the consolidated financial statements


--------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS

BORDEN FOODS HOLDINGS CORPORATION

($ in thousands)

                                                                              December 31,
ASSETS                                                                1997                   1996
--------------------------------------------------------------------------------------------------------
CURRENT ASSETS
      Cash and equivalents                                             $ 28,736                $ 33,234
      Accounts receivable (less allowance
        for doubtful accounts of $4,821 and
        $5,944, respectively)                                           138,751                 152,423
      Other receivables                                                  21,526                  18,563
      Inventories:
        Finished and in-process goods                                   112,669                 140,452
        Raw materials and supplies                                       43,112                  59,523
      Deferred income taxes                                              41,290                  17,559
      Loans due from affiliates                                               -                   9,349
      Other amounts due from affiliates                                   8,768                  24,972
      Other current assets                                               41,282                  32,435
                                                                 ---------------       -----------------
                                                                        436,134                 488,510

OTHER ASSETS
      Deferred income taxes                                               5,504                       -
      Other assets                                                        9,477                  10,329
                                                                 ---------------       -----------------
                                                                         14,981                  10,329

PROPERTY AND EQUIPMENT
      Land                                                               19,199                  23,147
      Buildings                                                          64,908                  82,568
      Machinery and equipment                                           208,504                 243,212
                                                                 ---------------       -----------------
                                                                        292,611                 348,927
      Less accumulated depreciation                                     (50,878)                (66,606)
                                                                 ---------------       -----------------
                                                                        241,733                 282,321

INTANGIBLES
      Goodwill                                                          151,264                 161,296
      Trademarks and other intangibles                                  155,511                 203,987
                                                                 ---------------       -----------------
                                                                        306,775                 365,283
                                                                 ---------------       -----------------

TOTAL ASSETS                                                          $ 999,623             $ 1,146,443
                                                                 ===============       =================

--------------------------------------------------------------------------------------------------------
See accompanying notes to the consolidated financial statements




--------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS

BORDEN FOODS HOLDINGS CORPORATION

($ in thousands)
                                                                               December 31,
LIABILITIES AND SHAREHOLDER'S EQUITY                                    1997                  1996
--------------------------------------------------------------------------------------------------------
   CURRENT LIABILITIES
        Debt payable within one year                                     $ 22,087              $ 15,707
        Loans due to affiliates                                            27,914                56,396
        Accounts and drafts payable                                        98,718               145,363
        Income tax payable                                                 30,158                13,136
        Other amounts due to affiliates                                     6,020                32,527
        Accrued customer allowances                                        32,106                72,447
        Other current liabilities                                         123,706               103,432
                                                                   ---------------       ---------------
                                                                          340,709               439,008

   OTHER LIABILITIES
        Long-term debt payable to Borden, Inc.                             47,616               166,990
        Other long-term debt                                                5,438                 6,701
        Deferred income taxes                                              25,821                41,527
        Non-pension postemployment
          benefit obligations                                               9,279                12,906
        Other long-term liabilities                                        20,894                14,593
                                                                   ---------------       ---------------
                                                                          109,048               242,717

        Commitments and Contingencies (Note 18)

   SHAREHOLDER'S EQUITY
        Common stock - $0.01 par value; 100 shares
          authorized, issued, and outstanding                                   -                     -
        Shareholder's investment in affiliate                             203,297                87,859
        Paid in capital                                                   366,439               349,475
        Accumulated translation adjustment                                 (9,021)               25,056
        Retained (deficit) earnings                                       (10,849)                2,328
                                                                   ---------------       ---------------
                                                                          549,866               464,718
                                                                   ---------------       ---------------

   TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                           $ 999,623           $ 1,146,443
                                                                   ===============       ===============

--------------------------------------------------------------------------------------------------------
See accompanying notes to the consolidated financial statements



---------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

BORDEN FOODS HOLDINGS CORPORATION

(In thousands)                                                                         Year ended December 31,
                                                                            1997                 1996                 1995
---------------------------------------------------------------------------------------------------------------------------------
    CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (loss)                                                    $ 60,269            $ (15,233)            $ (8,258)
         Adjustments to reconcile net income (loss)
         to net cash from operating activities:
           Depreciation and amortization                                        46,986               46,075               44,780
           Deferred tax provision                                               22,442                    -                    -
           Gain on divestitures                                                (68,067)                   -                    -
           Business realignment                                                 (1,000)              27,817                    -
         Net change in assets and liabilities:
           Trade receivables                                                    13,672                6,607                5,175
           Other receivables                                                    (2,963)               3,021                2,300
           Inventories                                                          44,194              (15,738)              (5,464)
           Trade payables                                                      (46,645)              (6,139)              24,169
           Accrued customer allowances                                         (40,341)                 903               40,664
           Current tax payable                                                  17,022               12,383               (4,254)
           Other current assets and liabilities                                (21,954)               4,274               27,441
           Other long-term assets and liabilities                               (2,774)               5,614                 (199)
           Other, net                                                          (13,778)             (15,944)              (6,814)
                                                                       ----------------     ----------------     ----------------
                                                                                 7,063               53,640              119,540
                                                                       ----------------     ----------------     ----------------

    CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
         Capital expenditures                                                  (35,153)             (49,901)             (31,311)
         Proceeds from the sale of fixed assets                                 11,915                    -                    -
         Proceeds from the sale of businesses                                  145,067               13,480                    -
         Acquisition of assets from Borden                                           -               (5,323)                   -
                                                                       ----------------     ----------------     ----------------
                                                                               121,829              (41,744)             (31,311)
                                                                       ----------------     ----------------     ----------------

    CASH FLOWS USED IN FINANCING ACTIVITIES
         Decrease in loans with affiliates                                     (19,133)                   -                    -
         Increase (decrease) in other short-term debt                            6,380               (7,818)               1,362
         Repayment of long-term debt with Borden, Inc.                        (119,374)                   -                    -
         (Decrease) increase in other long-term debt                            (1,263)              (3,929)                 867
         Management contribution                                                     -                5,323                    -
         Other changes in Shareholder's Equity /
            Owner's Investment                                                       -              (21,776)            (132,459)
                                                                       ----------------     ----------------     ----------------
                                                                              (133,390)             (28,200)            (130,230)
                                                                       ----------------     ----------------     ----------------

    DECREASE IN CASH AND EQUIVALENTS                                            (4,498)             (16,304)             (42,001)

    CASH AND EQUIVALENTS AT BEGINNING
      OF PERIOD                                                                 33,234               49,538               91,539
                                                                       ----------------     ----------------     ----------------

    CASH AND EQUIVALENTS AT END
      OF PERIOD                                                               $ 28,736             $ 33,234             $ 49,538
                                                                       ================     ================     ================

---------------------------------------------------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS  (CONTINUED)

BORDEN FOODS HOLDINGS CORPORATION

(In thousands)                                                                        For the year ended December 31,
                                                                              1997                 1996                 1995
----------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW DISCLOSURES
      Cash paid:
           Interest                                                            $  45,640            $  13,510           $  10,853
           Income taxes, foreign                                                   9,835                6,525              11,029
           Income taxes, domestic                                                 10,154                    -                   -

NON-CASH ACTIVITY

      Issuance of Class A units in exchange for notes of
           principal unitholder (Note 1)                                        $ 20,000            $ 345,900

      Interest on notes of principal unitholder (Note 7)                                                8,878

      Issuance of notes payable to finance purchase of
           Foods' assets (Note 1)                                                                     166,990

      Management contribution (Note 1)                                                                  5,323

      Acquisition of Foods' net assets (Note 1)                                  (20,000)            (345,900)

      Minority interest (Note 5)                                                 (73,446)

      Affiliate's share of income (Note 5)                                        73,446

----------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to the consolidated financial statements


------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY

BORDEN FOODS HOLDINGS CORPORATION

(In thousands)

------------------------------------------------------------------------------------------------------------------------------------

                                             |----- Owner's Investment -------|       Paid in      Accumulated     Shareholder's
                                               Intercompany       Intercompany        Capital      Translation       Investment
                                                 Balances             Loans                        Adjustment       in Affiliate
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1995                      $ 959,302           $ (71,901)          $ -             $ -             $ -

------------------------------------------------------------------------------------------------------------------------------------

Expenses allocated by Borden                       35,640
Translation adjustments and other                                                                       921
Net collections made by Borden on
  Foods behalf                                    (84,132)
Loans made to Borden and affiliates                                   (59,049)
Other intercompany changes                        (25,839)
Net loss                                           (8,258)
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995                      876,713            (130,950)            -             921               -
------------------------------------------------------------------------------------------------------------------------------------

Net collections made by Borden on
  Foods behalf                                      8,604
Net transfer of balances to Foods from
  Borden and affiliates                          (105,689)
Translation adjustments and other                                                                    24,135
Short-term borrowings from Borden                 307,500
Repayments of short-term borrowings              (224,600)
Other intercompany changes                        (33,000)
Intercompany dividend to affiliate                (89,016)             89,016
Net loss prior to September 30, 1996              (17,561)

Recapitalization:
  Management contribution                          (5,323)                                                            5,323
  Issuance of Class A units in exchange
   for notes of principal unitholder             (345,900)                          264,900                          81,000
  Excess of owner's investment over
    recapitalization                              (84,575)                           84,575
  Equity income in affiliate                       (1,536)                                                            1,536
  Issuance of notes payable to finance
    purchase of Foods' net assets                (166,990)
  Amounts due to/from affiliate                   (81,930)             41,934
  Deferred taxes                                  (36,697)
  Net income subsequent to October 1, 1996
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                            -                   -       349,475          25,056          87,859
------------------------------------------------------------------------------------------------------------------------------------

Reallocation of consideration from BFC to
   Investment LP                                                                    (40,710)                         40,710
Affiliate's share of income                                                                                          74,728
Increase in tax basis related to finalization
  of purchase price allocation                                                       67,383
Translation adjustments and other                                                    (9,709)        (34,077)
Net income
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                          $ -                 $ -     $ 366,439        $ (9,021)      $ 203,297
------------------------------------------------------------------------------------------------------------------------------------



--------------------------------------------------------------------------------

                                                     Retained
                                                     Earnings
                                                    (Deficit)          Total
--------------------------------------------------------------------------------
Balance at January 1, 1995                            $ -           $ 887,401

--------------------------------------------------------------------------------

Expenses allocated by Borden                                           35,640
Translation adjustments and other                                         921
Net collections made by Borden on
  Foods behalf                                                        (84,132)
Loans made to Borden and affiliates                                   (59,049)
Other intercompany changes                                            (25,839)
Net loss                                                               (8,258)
------------------------------------------------------------------------------

Balance at December 31, 1995                            -             746,684
------------------------------------------------------------------------------

Net collections made by Borden on
  Foods behalf                                                          8,604
Net transfer of balances to Foods from
  Borden and affiliates                                              (105,689)
Translation adjustments and other                                      24,135
Short-term borrowings from Borden                                     307,500
Repayments of short-term borrowings                                  (224,600)
Other intercompany changes                                            (33,000)
Intercompany dividend to affiliate                                          -
Net loss prior to September 30, 1996                                  (17,561)

Recapitalization:
  Management contribution                                                   -
  Issuance of Class A units in exchange
   for notes of principal unitholder                                        -
  Excess of owner's investment over                                         -
    recapitalization                                                        -
  Equity income in affiliate                                                -
  Issuance of notes payable to finance
    purchase of Foods' net assets                                    (166,990)
  Amounts due to/from affiliate                                       (39,996)
  Deferred taxes                                                      (36,697)
  Net income subsequent to October 1, 1996          2,328               2,328
------------------------------------------------------------------------------

Balance at December 31, 1996                        2,328             464,718
------------------------------------------------------------------------------

Reallocation of consideration from BFC to
  Investment LP                                                             -
Affiliate's share of income                       (73,446)              1,282
Increase in tax basis related to finalization
  of purchase price allocation                                         67,383
Translation adjustments and other                                     (43,786)
Net income                                         60,269              60,269
------------------------------------------------------------------------------

Balance at December 31, 1997                    $ (10,849)          $ 549,866
------------------------------------------------------------------------------
See accompanying notes to the consolidated financial statements

BORDEN FOODS HOLDINGS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)


1.  BACKGROUND

In September 1994, Borden, Inc. ("Borden") entered into a merger agreement providing for the acquisition of all of Borden's outstanding common stock by affiliates of Kohlberg Kravis Roberts & Co. ("KKR", the "Acquisition"). The Acquisition was completed on March 14, 1995. Borden, a public registrant as a result of public debt that was outstanding prior to the Acquisition, elected not to apply push down accounting in its consolidated financial statements and as such Borden's financial statements (including Borden Foods through October 1,
1996) are reported on Borden's historical cost basis. As discussed in the basis of presentation, the accompanying financial statements have been prepared on a purchase accounting basis from the date of KKR's acquisition of Borden.

In 1996, Borden Foods Corporation ("BFC") was formed for the purposes of acquiring and operating certain of Borden's food businesses ("Foods"). Borden Foods Holdings Corporation ("Foods Holdings"), a wholly owned subsidiary of Borden Foods Holdings, LLC (the "LLC"), owns approximately 98% of BFC; the remaining interest in BFC is owned directly by the LLC. The LLC is controlled by BW Holdings, LLC. BFC Investments LP (the "Investment LP"), which is owned by BFC and LLC, was formed for the purposes of acquiring, holding, and sub-licensing certain trademarks associated with the operation of Foods. In certain circumstances (see Note 5), allocation of income and gains may differ from the ownership percentages indicated.

Effective October 1, 1996, Borden, in a taxable transaction, sold Foods and certain trademarks to BFC and Investment LP, respectively, for $550.0 million less assets transferred plus liabilities assumed. The purchase price was based on an independent valuation of Foods. In connection with this sale, LLC issued approximately 74 million Class B units in exchange for $368.1 million of notes from BW Holdings, LLC. Prior to October 1, 1996, LLC issued approximately one million Class A units to certain management employees of BFC in exchange for cash of $5.3 million. In addition, LLC transferred $228.2 million of notes to Foods Holdings in exchange for 100 shares of common stock. Foods Holdings used the notes to acquire a 98% interest in BFC. LLC contributed $5.3 million of cash to BFC in exchange for a 2% interest in BFC.

BFC issued $167.0 million of long-term debt (see Note 9) along with the notes contributed by BW Holdings, LLC to finance the purchase of Foods' net assets. In a series of transactions in 1996 and 1997 BFC used $273.0 million of consideration to purchase a 70% interest in Investment LP and LLC used $117.0 million of consideration to acquire a 30% interest in Investment LP. Investment LP transferred $390.0 million of consideration to Borden in exchange for Foods' trademarks. Upon finalization of the valuation in September 1997, an additional $20.0 million of consideration held by Investment LP was transferred to Borden to complete the purchase of Foods' trademarks. As a result of transactions concluded in 1997, including a transfer of basis from BFC to Investment LP, shareholder's investment in affiliate was increased $42.0 million.

BFC used the remaining consideration to purchase the net assets (excluding trademarks) of Foods. There was no change in the book basis of Foods' assets and liabilities as of October 1, 1996 because the sale was between related parties and Borden's principal stockholders will continue to control BFC. Foods Holdings has fully and unconditionally guaranteed obligations under Borden's Credit Facility and all of Borden's publicly held debt on a pari passu basis.


2.  NATURE OF OPERATIONS

Foods is a manufacturer and distributor of a variety of food products worldwide, including pasta, milk powder, processed cheese, sweetened condensed milk, concentrated lemon juice and bouillon. Foods' operations include 29 production facilities, 10 of which are located in the United States. The remaining facilities are located primarily in Europe and Latin America. In 1998, management expects to divest or close 20 facilities as part of business realignment (Note 5). See Note 20 for further geographic segment information.


3.  BASIS OF PRESENTATION

As a result of the financial guarantee and in accordance with Regulation S-X rule 3-10, Borden is required to include in its filings with the Securities and Exchange Commission separate financial statements for Foods Holdings as if it were a registrant. The accompanying financial statements for 1997 and 1996 were prepared on a purchase accounting basis which allocates approximately $750 million, plus cash retained, less debt assumed, of the December 1994 KKR purchase price to Foods. The purchase price has been allocated to tangible and intangible assets and liabilities of Foods based on independent appraisals and management estimates.

Prior to October 1, 1996, Foods was managed as a division of Borden. Under this structure, Borden incurred various costs related to Foods, which included corporate and administrative expenses (see Note 7). The allocation of these costs, as well as intercompany purchases and sales, cash infusions and withdrawals, and other transactions are reflected in Owner's Investment through September 30, 1996. In connection with the formation of Foods Holdings and the October 1, 1996 sale, the net assets of Foods Holdings have been recapitalized to reflect the resulting capital structure.

The financial statements include the accounts of Foods Holdings after elimination of material intercompany accounts and transactions. Minority interest reflects the consolidation of international operations in which BFC owns more than a 50% interest but less than a 100% interest. Minority interest is included in other long-term liabilities in the accompanying balance sheet. The portion of BFC and Investment LP directly owned by the LLC is recorded in Shareholder's Investment in Affiliate.


4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in the accompanying financial statements are the accruals for trade promotions, reserves for expenses on business sold, allocation of tax basis between Investment LP and BFC, litigation, general insurance liabilities, and corporate allocations. Actual results could differ from those estimates.

Revenue Recognition - Net trade sales are generally recognized when products are shipped. Liabilities are established for estimated returns, allowances and consumer and trade discounts when revenues are recognized.

Advertising and Promotion Costs - Production costs of future media advertising are expensed on the first air-date or print release date of the advertising. All other advertising is expensed as incurred. Promotional expenses are generally expensed ratably over the year in relation to revenues or other performance measures.

Cash and Cash Equivalents - All highly liquid investments purchased with an original maturity of three months or less are considered cash equivalents. Included in cash equivalents are overnight investments with Borden of $15,043 and time deposits of $13,002 at December 31, 1997 and 1996, respectively.

Inventories - Finished goods inventories are stated at the lower of cost or market with cost being determined using the average cost and first-in, first-out methods. Raw material inventories are stated at actual cost.

Property and Equipment - Property and equipment are stated at cost and, where appropriate, include capitalized interest during construction. Depreciation is recorded on the straight-line basis over useful lives ranging from 3 to 10 years for machinery and equipment and 30 years for buildings and improvements. Major renewals and betterments are capitalized. Maintenance, repairs and minor renewals are expensed when incurred.

Intangibles - The excess of purchase price over the value of net tangible assets of Foods is carried as intangibles in the balance sheet. Trademarks and patents are amortized on a straight-line basis over the shorter of their legal or useful lives; goodwill is amortized on a straight-line basis over 40 years. Accumulated amortization of intangibles was $29,092 and $19,448 at December 31, 1997 and 1996, respectively.

Impairment - BFC periodically evaluates the recoverability of property, equipment and intangibles by assessing whether the carrying value can be recovered over its remaining useful life through expected future undiscounted operating cash flows of the underlying business. Any impairment loss required is determined by comparing the carrying value of the asset to operating cash flows on a discounted basis.

General Insurance - BFC is generally self-insured for losses and liabilities relating to workers' compensation, health and welfare claims, physical damage to property, business interruption and comprehensive general, product and vehicle liability. Losses are accrued for the estimated aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and BFC's experience.

Income Taxes - Income taxes are accounted for using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". Subsequent to October 1, 1996 Foods is not included in the domestic consolidated tax return for Borden and deferred income taxes are recorded to recognize the future effects of temporary differences which arise between financial statement assets and liabilities and their bases for income tax reporting purposes. Prior to October 1, 1996 the domestic operations of Foods were included in Borden's consolidated tax return. Taxes related to foreign operations have been provided for in accordance with SFAS No. 109.

Foreign Currency Translations - Assets and liabilities of foreign affiliates, other than those located in highly inflationary economies, are translated at the exchange rates in effect at the balance sheet date, and the related translation adjustments are reported as a component of shareholder's equity. Income and expenses are translated at average exchange rates prevailing during the year. For entities in highly inflationary countries, a combination of current and historical rates is used in translation assets and liabilities. Related exchange rate adjustments are included in net income. BFC incurred realized net foreign exchange losses aggregating $2,442, $622, and $1,597 for the years ended December 31, 1997, 1996, and 1995 respectively.

Derivative Financial Instruments - BFC uses forward exchange contracts which reduce BFC's cash flow exposure to changes in foreign exchange rates. The fair values of forward exchange contracts that hedge firm third party commitments are deferred and recognized as part of the underlying transactions as they occur, those that hedge existing transactions are recognized in income currently, and offset gains and losses of hedged transactions.

Concentration of Credit Risk - Financial instruments which potentially subject BFC to concentrations of credit risk consist principally of temporary cash investments, marketable securities, and accounts receivable. BFC places its temporary cash investments with Borden and its affiliates. Concentrations of credit risk with respect to accounts receivable are limited, due to the large number of customers comprising BFC's customer base and their dispersion across many different industries and geographies. BFC generally does not require collateral or other security to support customer receivables.

Stock Options - The Financial Accounting Standards Board ("FASB") issued SFAS No. 123, Accounting for Stock-Based Compensation, which was adopted for disclosure only by Foods Holdings, effective January 1, 1996. As permitted by SFAS No. 123, Foods Holdings will continue to apply its current accounting policy of the intrinsic value method under Accounting Principles Board Opinion No. 25 and will include the additional disclosures required by SFAS No. 123.

Per Share Information - Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during 1997 and the period from October 1, 1996 to December 31, 1996, and assuming these shares were outstanding for the full year of 1995 as well as the nine month period ended September 30, 1996. Unit Appreciation Rights (UAR's) that enable the holder to obtain additional units were assumed to be exercised if they were dilutive.

Recently Issued Accounting Statements - In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The company is currently considering the impact of this pronouncement.

Reclassification - Certain prior year amounts have been reclassified to conform with the 1997 presentation.

5.  BUSINESS REALIGNMENT

In December 1996, management approved the closure of five domestic pasta plants in 1997 in order to reduce its SKU complexity and manufacturing capacity. Accordingly, $27,817 had been provided in 1996 to write down the facilities to their net realizable value. During 1997, three of the facilities ceased operations and the other two facilities were sold for aggregate proceeds of $10,000. Additional cost of $3,794 was incurred in 1997, primarily for severance related to these plant closures.

In March 1997, BFC announced its intention to sell certain businesses from its current portfolio, which are not considered to be aligned with its great tasting, wholesome, grain-based meal solution strategy. Among the unaligned businesses are its milk powder, processed cheese, sweetened condensed milk and reconstituted lemon juice businesses.

On December 31, 1997, BFC and Investment LP completed the sale of the domestic Cracker Jack candy popcorn business to Recot, Inc., a subsidiary of Frito-Lay which is a Texas based unit of PepsiCo, Inc., and the domestic cheese business to Mid-America Dairymen, Inc., a dairy marketing co-op headquartered in Missouri. BFC received $145.1 million for these businesses and recorded an after tax gain of $42.5 million. The candy popcorn and cheese businesses generated net trade sales of $281.0, $328.3 and $283.4 million in 1997, 1996 and 1995, respectively.

Subsequent to December 31, 1997, BFC and Investment LP completed the sale of its Signature Flavor and KLIM businesses. Signature Flavor was purchased by Eagle Family Foods, Inc., a newly formed entity managed by GE Investments and Warburg, Pincus & Co. LLC. Signature Flavor grocery brands include Eagle Brand, Cremora, ReaLemon, Kava, and None Such and contributed net trade sales of $228.6, $230.4 and $225.3 million in 1997, 1996 and 1995, respectively. The sale generated proceeds of $376.5 million. BFC sold the KLIM business to Nestle, S.A., including the KLIM milk powder business in Latin America and Asia, the non-dairy coffee creamer operations in South Africa, and the ice cream business in Puerto Rico. BFC received $313.0 million for the sale of these operations. An accrued after-tax loss of $9.3 million (including $11.1 million of accumulated translation that contributed to the loss) was recorded in the 1997 financial statements.

In association with the divestiture of the candy coated popcorn, cheese and KLIM businesses, LLC was allocated an affiliate's share of income (see accompanying consolidated statement of operations) of $73.4 million. In accordance with Investment LP's limited partnership agreement with BFC and LLC, the first allocation of the trademark gain is to BFC's priority return which is generally based on a 10% return to BFC based on BFC's net capital contributions. The allocation of the remaining gain, computed on a tax basis, is 10% to BFC and 90% to LLC.

6. CHANGE IN ACCOUNTING ESTIMATE

In 1997, BFC reduced $18.3 million of accruals corresponding to domestic trade spending. These accruals had been provided in earlier years for anticipated customer redemptions in the ordinary course of business. Due to a concerted effort to improve the management of trade spending, the redemptions have been significantly lower than management had previously estimated.

Of the $18.3 adjustment, $15.2 relates to BFC's divested businesses which were sold at the end of 1997 and during the first quarter of 1998. The remaining $3.1 relates to ongoing operations. The income recognized for this estimate revision is included in marketing expense.


7.  RELATED PARTIES

Foods is engaged in various transactions with Borden and its affiliates in the ordinary course of business. Prior to January 1, 1996, certain general and administrative costs, such as group and general insurance, retirement benefits, information services, and corporate administrative departments, were allocated to Foods. A description of the allocation methods for these costs follows.

Pension and group insurance benefits were charged to Foods based on allocations provided by Borden's actuary which were determined from actual employee census data. General insurance expenses, which include liability and property damage insurance, were allocated based on actual claims costs and a pro rata share of Borden's catastrophic insurance coverage premiums. Corporate information services and corporate staff department services were allocated based on usage of resources such as personnel and data processing equipment. For purposes of these financial statements, certain other administrative expenses incurred by Borden in 1995 have been allocated to Foods based on a pro rata share of Borden's total sales. Management believes the allocation methods described are reasonable. Amounts due to Borden resulting from these allocations, as well as the sales and purchases of products and materials to or from other Borden operations, are reflected in Owner's Investment through September 30, 1996.

Subsequent to January 1, 1996, a subsidiary of Borden provides certain administrative services to Foods at negotiated fees. These services include: processing of payroll, processing active and retiree group insurance claims, administration of workers' compensation claims (through June, 1997), and securing insurance coverage for catastrophic claims. BFC reimburses the Borden subsidiary for payments for general disbursements, group insurance (through June, 1997), and postemployment benefit claims. Effective July 1, 1997, BFC secured its own general insurance coverage. The amount owed by BFC for reimbursement of payments, services, and other liabilities was $4,746 and $11,678 as of December 31, 1997 and 1996, respectively.

BFC is generally self-insured for general insurance claims and postemployment benefits other than pensions. The liabilities for these obligations are included in BFC's financial statements. By agreement, Borden has retained the obligation for active group insurance claims incurred in 1996 and paid in 1997. Subsequent to January 1, 1997, BFC is funding all group insurance claims incurred.

Employee pension benefits are provided under the Borden domestic pension plans to which BFC contributes. The U.S. employees participate in the Borden retirement savings plan. Borden also provides certain health and life insurance benefits for eligible employees. Foods has recognized expenses associated with these benefits, certain of which are determined and allocated by Borden's actuary. Prior to January 1, 1997, Foods assumed an actuarially-determined portion of Borden's U.S. net pension liability which is included in amounts due to affiliates since Borden retains the legal obligation for these benefits (see
Note 12). Subsequent to January 1, 1997, BFC assumed the funding of the net pension liability.

The following summarizes the allocation of costs to Foods in 1995 and the charges in 1997 and 1996:

--------------------------------------------------------------------------------


                                                    Year ended December 31,
                                                    -----------------------
                                                 1997         1996          1995
                                                 ----         ----          ----
Employee benefits                              $ 8,385      $ 4,931      $ 3,776
Group and general
     insurance                                   3,875       12,947       16,799
Corporate staff departments
     and overhead                               16,363       16,728       15,065
                                               -------      -------      -------
                                               $28,623      $34,606      $35,640
                                               =======      =======      =======



BFC performs certain administrative services on behalf of other Borden affiliates. These services include sales administration, promotion, purchasing and research and development. BFC charged these affiliates $5,819 and $7,438 for such services in 1997 and 1996, respectively. BFC also sold certain merchandise to Borden affiliates totaling $4,506 and $7,625 in 1997 and 1996, respectively. The receivable for services, merchandise sales, and other transactions related to the purchase of Foods' assets was $8,768 and $14,245 at December 31, 1997 and 1996, respectively.

In 1997, BFC invested cash not used in operations with Borden. The funds are invested overnight earning a rate set by Borden which generally approximates money market rates. BFC's investment balance was $15,043 with Borden as of December 31, 1997. Gross interest income of $8,878 is recorded in the 1996 statement of operations relating to notes due from a BW Holdings, LLC affiliate which were contributed to Foods Holdings on July 2, 1996, and which were contributed to Borden in connection with the purchase of Foods on October 1, 1996.

Foods generated net losses in the first nine months of 1996. By agreement, Borden reimbursed Foods for the tax effect of these losses as Foods incurs tax liability on future net income. The amount due from Borden under this arrangement of $0 and $10,727 is included in amounts due from affiliates at December 31, 1997 and 1996, respectively.

Borden continues to provide executive, financial and strategic management to BFC for which it charges an annual fee of $1.0 million.

8.  DEBT AND COMMITMENTS

Debt outstanding at December 31, 1997 and 1996 is as follows:

--------------------------------------------------------------------------------

                                                     1997                      1996
                                             --------------------      -------------------
                                                           Due                       Due
                                                         within                     within
                                             Long-term   one year      Long-term   one year
                                             ---------   --------      ---------   --------
Borrowings under loan agreement
  with Borden (see Note 9)                   $ 47,616   $               $166,990   $ 24,360
Loans due to affiliates (see Note 9)                      27,914                     32,036
Domestic bank loans                                          537
Foreign bank loans                              2,639     21,550           3,773     15,707
Industrial Revenue Bonds                        2,799                      2,928
                                             --------   --------        --------   --------
    Total debt                               $ 53,054   $ 50,001        $173,691   $ 72,103
                                             ========   ========        ========   ========

--------------------------------------------------------------------------------

The foreign bank loans bear interest at rates ranging from 3% to 12%. Fixed assets with a net book value of $5,496 and $4,422 at December 31, 1997 and 1996, respectively, have been pledged as collateral on these loans. The Industrial Revenue Bonds do not bear interest.

The non-affiliated and affiliated bank loans at December 31, 1997 mature as follows:

--------------------------------------------------------------------------------

                                                                 Non-
                                    Affiliated                Affiliated
                                    ----------                ----------
              1998                   $ 27,914                  $ 22,087
              1999                     47,616                     1,407
              2000                                                  589
              2001                                                  490
              2002                                                  491
              2003 and beyond                                     2,461
                                     --------                ----------
                                     $ 75,530                  $ 27,525
                                     ========                  ========

--------------------------------------------------------------------------------


9.  AFFILIATED DEBT

Prior to January 1, 1996, receipts, disbursements and the net cash position of Foods were managed by Borden. Accordingly, both cash generated and required by Foods' domestic operations are recorded in Shareholder's Equity for such periods. There was no interest expense allocated to Foods with respect to such domestic "lendings" or "borrowings". An allocation of interest was not practical given the longevity of the Foods' operations and because Borden had not historically identified a capital structure comprised of separate elements of debt and equity applicable to Foods as a separate entity. Net domestic lendings or borrowings are reflected in Owner's Investment through September 30, 1996.

Subsequent to January 1, 1996, Foods manages its own receipts, disbursements and net cash position. Cash balances in international businesses which are not repatriated to the U.S. can be loaned to other Borden affiliates at a variable rate for generally a 90 day period. Net lendings or borrowings by international businesses subsequent to October 1, 1996, are included in loans due from or to affiliates. Net short-term loans due to international affiliates were $27,914 and $22,687 at December 31, 1997 and 1996, respectively, at a weighted average variable rate of 6.7% and 6.3%, respectively.

During 1996, BFC entered into a loan agreement (the "Loan Agreement") to borrow funds from Borden under a revolving loan facility and term loans. The revolving loan facility provided for borrowings up to $250 million at a variable interest rate equal to prime. Effective April 24, 1997, the revolving loan facility was reduced to $100 million.

The outstanding balance under the revolving loan facility was $0 and $24,360 at December 31, 1997 and 1996, respectively. A commitment fee based on a variable rate tied to Borden's leverage is charged on the unused portion of the revolving loan facility. Commitment fees charged on the unused portion of the revolving facility were $416 and $816 for 1997 and 1996, respectively. Effective December 30, 1997, the revolving loan facility was reduced to $50 million with a maturity date of December 31, 1998.

During 1997, the interest rate on the revolving loan facility was revised. Borrowings with three days notice and outstanding at least 30 days incurred interest at Borden's cost of funds for 30 day LIBOR plus 0.25%. Same day borrowings incurred interest ranging from prime to prime plus 0.50%.

The Credit Agreement, as amended, contains covenants that significantly limit or prohibit, among other things, BFC's and its subsidiaries' ability to incur indebtedness, make prepayments of certain indebtedness, pay dividends, engage in transactions with affiliates, create liens, make changes in its business or control of BFC, sell assets, engage in mergers and consolidations, and use proceeds from asset sales and certain debt and equity issuances. In addition, the Credit Agreement requires that BFC limit its capital expenditures to certain specified amounts and maintain other financial ratios, including a minimum ratio of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) to interest expense and a maximum ratio of total debt to EBIDTA.

As an affiliated guarantor, Foods Holdings' liability shall not exceed the greater of its outstanding affiliated borrowings or 95% of its adjusted net assets while Borden or any other obligated parties have obligations outstanding. Borden's outstanding credit facility and public borrowings amounted to approximately $783.5 million and $910.0 million at December 31, 1997 and 1996, respectively. In connection with this guarantee, Foods Holdings charges Borden an annual fee of $1,050.

As a result of the October 1, 1996 transaction, BFC issued $166,990 in long-term notes to Borden at a fixed 12% interest rate due on November 30, 1999. The loan principal outstanding on the long-term notes was $47,616 and $166,990 at December 31, 1997 and 1996, respectively. Effective January 1, 1997, the interest rate on the long-term notes to Borden was changed to 10.25%. Interest expense on the long term notes was $19,558 and $19,621 for 1997 and 1996, respectively. By agreement with Borden, 1996 interest charges and commitment fees under the Loan Agreement were calculated as if the borrowings under the Loan Agreement were outstanding as of January 1, 1996. Amounts payable for such charges were $1,274 and $20,849 as of December 31, 1997 and 1996, respectively.


10.  LEASES

BFC currently leases warehouse space, production facilities and vehicles under long-term or month-to-month arrangements. Aggregate maturities of minimum annual rentals under operating leases at December 31, 1997 are as follows:

--------------------------------------------------------------------------------

                                                                        Non-
                                                   Affiliated        Affiliated
                                                   ----------        ----------
                         1998                        $ 2,966          $ 5,498
                         1999                          1,394            3,717
                         2000                          1,502            2,521
                         2001                          1,609              977
                         2002                          1,609              539
                         2003 and beyond                                1,356
                                                     -------          -------
                                                     $ 9,080          $14,608
                                                     =======          =======

--------------------------------------------------------------------------------

Total rental expenses for operating leases in 1997, 1996 and 1995 were $8,272, $8,402 and $7,011, respectively.


11.  INCOME TAXES

Effective October 1, 1996, Foods Holdings is recognized as a separate legal entity for U.S. Federal income tax purposes. Prior to such time, Foods was included by Borden in determining taxable income and all U.S. tax payments were made by Borden. Provisions for income taxes and deferred tax assets and liabilities were determined as though Foods Holdings filed separate U.S. Federal and state corporate income tax returns. Domestic income tax assets and liabilities determined on a separate return basis are included in Owner's Investment prior to October 1, 1996.

As stated in Note 3, the accompanying financial statements reflect the assets of Foods on a purchase accounting basis from December 31, 1994. The tax basis of Foods' net assets was not affected by the December 1994 KKR acquisition. Deferred tax assets and liabilities at September 30, 1996 reflect the differences between the purchase accounting book basis and the ongoing tax basis of Foods' net assets.

As a result of the October 1, 1996 purchase, the tax basis of Foods Holdings' net assets was increased to reflect the purchase price of $550.0 million less assets transferred plus liabilities assumed. The book basis of Foods' net assets did not change as a result of the October 1, 1996 transaction, as the sale was between related parties and Borden's principal stockholders continued to control Foods Holdings. Deferred tax assets and liabilities were adjusted at October 1, 1996 to reflect the change in the tax basis. The net adjustment of $23,126 was included in Owner's Investment in accordance with Emerging Issues Task Force 94-10 "Accounting by a Company for the Income Tax Effects of Transactions among or with Its Shareholders under FASB Statement No. 109".

Upon finalization of the valuation and purchase price allocation in September 1997, an additional $20,000 of notes held by Investment LP were transferred to Borden. The initial capitalization and tax basis was reallocated from BFC to Investment LP resulting in additional domestic tax basis. These changes had no impact on the 1997 or 1996 tax provision. However, the additional domestic tax basis resulted in an increase in deferred tax assets and Shareholder's Equity of $67,383.

Income tax provision (benefit) for the periods ended December 31, 1997, 1996 and 1995, consist of the following:

--------------------------------------------------------------------------------

                                                            1997                1996                1995
                                                            ----                ----                ----
Current:
      Federal                                             $ 23,050            $ 14,020            $
      State and local                                        4,314               2,543
      Foreign                                                9,647               6,942               3,786
                                                          --------            --------            --------
                                                            37,011              23,505               3,786
Deferred:
      Federal                                               14,829             (15,156)
      State and local                                        2,778              (2,840)
      Foreign                                                4,835                 524              (1,265)
                                                          --------            --------            --------
                                                            22,442             (17,472)             (1,265)
                                                          --------            --------            --------

Total non-affiliated provision                              59,453               6,033               2,521

Domestic benefit included in Shareholder's Equity /
        Owner's Investment                                                     (22,380)            (18,770)
                                                          --------            --------            --------
                                                          $ 59,453            $(16,347)           $(16,249)
                                                          ========            ========            ========

--------------------------------------------------------------------------------


The domestic and foreign components of income before income taxes are as follows:

--------------------------------------------------------------------------------

                                    1997         1996          1995
                                 ---------    ---------    ----------
Domestic                         $  78,825    $ (64,051)   $  (49,950)
Foreign                             40,897       32,471        25,443
                                ----------    ---------    ----------
Total                            $ 119,722    $ (31,580)   $  (24,507)
                                ==========    =========    ==========

--------------------------------------------------------------------------------

The following table reconciles the maximum statutory U.S. Federal income tax rate multiplied by income before taxes to the recorded income tax expense:
--------------------------------------------------------------------------------

                                                              1997                 1996                  1995
                                                              ----                 ----                  ----
U.S. Federal income tax at statutory rate                   $ 41,903             $(11,053)            $ (8,577)
State income tax expense, net of Federal                       4,610               (2,488)              (1,925)
Divestiture tax differential                                  13,195
Foreign rate differentials                                      (555)              (3,899)              (6,384)
Other                                                            300                1,093                  637
Income tax provision (benefit)                              --------             --------             --------
                                                            $ 59,453             $(16,347)            $(16,249)
                                                            ========             ========             ========


--------------------------------------------------------------------------------

The net current and noncurrent components of deferred income taxes recognized in the balance sheet at December 31, 1997 and 1996 are as follows:

--------------------------------------------------------------------------------


                                                        1997              1996
                                                        ----              ----
Net current assets                                   $ 41,290          $ 17,559
Net noncurrent liability                              (20,317)          (41,527)
                                                     --------          --------
Net asset (liability)                                $ 20,973          $(23,968)
                                                     ========          ========

--------------------------------------------------------------------------------

Temporary differences are associated with the financial statements' assets and liabilities shown in the table below. Deferred income tax assets and liabilities have been recorded at December 31, 1997 and 1996 as follows:

--------------------------------------------------------------------------------


                                                           1997           1996
                                                           ----           ----

     ASSETS:
        Non-pension postemployment                      $  3,619       $  4,838
        Litigation reserve                                                5,655
        Coupon accrual                                       284          4,736
        General insurance                                                 5,320
        Incentive compensation                             4,882          2,185
        Divestiture reserves                              34,402
        Trademarks and other intangibles                   6,188
        Other                                              1,493          4,015
        Loss and credit carryforwards                      5,173          6,613
                                                        --------       --------
        Gross deferred tax assets                         56,041         33,362
        Valuation allowance                               (5,173)        (6,613)
                                                        --------       --------
                                                          50,868         26,749
     LIABILITIES:
        Property and equipment                            25,242         42,849
        Trademarks and other intangibles                                  2,142
        Other                                              4,653          5,726
                                                        --------       --------
                                                          29,895         50,717
                                                        --------       --------
     NET ASSET (LIABILITY)                              $ 20,973       $(23,968)
                                                        ========       ========

--------------------------------------------------------------------------------

Foods Holdings has recorded a valuation allowance of $5,173 and $6,613 at December 31, 1997 and 1996, respectively, for the foreign net operating losses due to uncertainty as to whether the deferred tax asset is realizable. The decrease from 1996 is due to the expiration of operating loss carryforwards related to operations in Italy.


12.  PENSION AND RETIREMENT SAVINGS PLANS

Most employees of BFC participate in foreign and domestic pension plans. For most salaried employees, benefits under these plans generally are based on compensation and credited service. For most hourly employees, benefits under these plans are based on specified amounts per year of credited service.

Borden retains the obligation for the retirement benefits of Foods' employees covered under Borden's domestic pension plan. An actuarially determined pension liability which approximates the portion of the total plan which relates to BFC employees of $7,764 and $2,732 is included in other noncurrent liabilities at December 31, 1997 and 1996, respectively.

Following are the components of net pension expense recognized by Borden for the domestic pension plan (in millions).

--------------------------------------------------------------------------------

                                                        Borden          Borden        Borden
                                                         1997            1996          1995
                                                       --------        --------      --------

Service cost - benefits earned during the year         $    7.1        $   7.2       $   6.4
Interest cost on projected benefit obligation              27.3           27.4          31.2
Return on plan assets                                    (100.7)         (26.9)        (87.1)
Net amortization or deferral                               70.1           (5.5)         51.4
                                                       --------        -------       -------
                                                       $    3.8        $   2.2       $   1.9
                                                       ========        =======       =======

--------------------------------------------------------------------------------

Amounts charged to Foods for participation in this plan were $5,660 (including a curtailment loss and settlement of $862 and $2,474, respectively, due to the divestiture of the domestic candy popcorn and cheese businesses), $1,764, and $838 for the years ended December 31, 1997, 1996 and 1995, respectively.

The weighted average rates used to determine net periodic pension expense for Borden's domestic pension plan were as follows:

-------------------------------------------------------------------------------

                                                             1997     1996    1995
                                                             ----     ----    ----


Discount rate                                                 7.5%    6.8%    8.8%
Rate of increase in future compensation levels                4.5%    4.3%    5.3%
Expected long-term rate of return on plan assets              8.5%    7.8%    9.8%

--------------------------------------------------------------------------------

Borden's funding of its pension plans equals or exceeds the minimum funding requirements imposed by federal and foreign laws and regulations. Plan assets consist primarily of equity securities and corporate obligations. The funded status of Borden's domestic pension plan was as follows (in millions):

--------------------------------------------------------------------------------

                                                                                             Borden               Borden
                                                                                              1997                 1996
                                                                                              ----                 ----
Plan assets at fair value                                                                  $  385.2             $  393.6
Actuarial present value of:
        Vested benefit obligation                                                            (333.9)              (383.1)
        Accumulated benefit obligation                                                       (342.5)              (400.4)
        Projected benefit obligation                                                         (345.0)              (400.4)
                                                                                           --------             --------
        Plan assets greater (less) than accumulated benefits                                   40.2                 (6.8)

Unrecognized prior service cost                                                                 2.6                  2.9
Unrecognized (benefit) loss                                                                   (35.7)                 2.2
Minimum liability adjustment                                                                                        (5.1)
                                                                                           --------             --------
Net pension asset (liability)                                                              $    7.1             $   (6.8)
                                                                                           ========             ========

--------------------------------------------------------------------------------

The weighted average discount rates and rates of increase in future compensation levels used in determining the projected benefit obligation for the domestic pension plan were 7.3% and 4.4%, respectively, as of December 31, 1997 and 7.5% and 4.5%, respectively, as of December 31, 1996.

Certain employees of BFC participate in a Canadian pension plan. Following are the components of the net pension expense for the Foods' Canadian pension plan (in millions):

--------------------------------------------------------------------------------

                                                                           BFC               BFC                BFC
                                                                          1997              1996               1995
                                                                        -------           -------             ------

Service cost - benefits earned during the year                          $  0.2             $  0.2             $  0.2
Interest cost on projected benefit obligation                              1.2                1.2                1.2
Return on plan assets                                                     (1.8)              (3.2)              (3.0)
Net amortization or deferral                                                                  1.4                1.1
                                                                        ------             ------             ------
                                                                        $ (0.4)            $ (0.4)            $ (0.5)
                                                                        ======             ======             ======

--------------------------------------------------------------------------------

The weighted average rates used to determine net periodic pension expense for the Canadian pension plan were as follows:

--------------------------------------------------------------------------------

                                                             1997    1996    1995
                                                             ----    ----    ----

Discount rate                                                7.8%    8.3%    10.0%
Rate of increase in future compensation levels               4.8%    5.3%     7.0%
Expected long-term rate of return on plan assets             8.8%    9.3%    11.0%

--------------------------------------------------------------------------------

Plan assets consist primarily of equity and fixed income securities. The funded status of the Canadian pension plan was as follows (in millions):

--------------------------------------------------------------------------------

                                                               BFC          BFC
                                                               1997         1996
                                                            --------     --------

Plan assets at fair value                                    $  22.4      $  21.1
Actuarial present value of:
    Vested benefit obligation                                  (16.9)       (15.5)
    Accumulated benefit obligation                             (17.2)       (15.8)
    Projected benefit obligation                               (17.4)       (16.0)
                                                             -------      -------
Plan assets greater than projected benefit
     obligation                                                  5.0          5.1
Unrecognized loss (benefit)                                      0.1         (0.4)
                                                             -------      -------
Net pension asset                                            $   5.1      $   4.7
                                                             =======      =======


--------------------------------------------------------------------------------

The weighted average discount rates and rates of increase in future compensation levels used in determining the projected benefit obligation for the Canadian pension plan were 6.8% and 3.8%, respectively, as of December 31, 1997 and 7.8% and 4.8%, respectively, as of December 31, 1996.

Certain employees of BFC participate in other international pension plans. Following are the components of the net pension for Foods' international pension plans (in millions):

--------------------------------------------------------------------------------

                                                            BFC     BFC      BFC
                                                           1997    1996     1995
                                                         ------   ------   ------

Service cost - benefits earned during the year           $  0.3   $  0.3   $  0.3
Interest cost on projected benefit obligation               0.7      0.4      0.4
Return on plan assets                                      (0.4)    (0.6)    (0.6)
Net amortization or deferral                               (0.1)
                                                         ------   ------   ------
                                                         $  0.5   $  0.1   $  0.1
                                                         ======   ======   ======

--------------------------------------------------------------------------------

The weighted average rates used to determine net periodic pension expense for the other international pension plans were as follows:

--------------------------------------------------------------------------------

                                                                 1997            1996         1995
                                                                 ----            ----         ----
Discount rate                                                     7.9%           10.4%        10.3%
Rate of increase in future compensation levels                    6.0%            7.0%         6.7%
Expected long-term rate of return on plan assets                  7.5%           12.4%        13.1%

--------------------------------------------------------------------------------

Plan assets consist primarily of equity and fixed income securities, guaranteed insurance contracts and cash. The funded status of the other international pension plans was as follows (in millions):

--------------------------------------------------------------------------------

                                                           BFC                                            BFC
                                                          1997                                           1996
                                     --------------------------------------------    --------------------------------------------

                                       Plan Assets Exceed    Accumulated Benefits    Plan Assets Exceed      Accumulated Benefits
                                      Accumulated Benefits    Exceed Plan Assets     Accumulated Benefits    Exceed Plan Assets
                                     ---------------------   --------------------    --------------------    --------------------
Plan assets at fair value                  $  7.4                 $  0.4                 $  5.5                   $  0.3
Actuarial present value of:
   Vested benefit obligation                 (5.2)                  (2.1)                  (3.9)                    (0.7)
   Accumulated benefit obligation            (5.8)                  (2.2)                  (4.5)                    (0.8)
   Projected benefit obligation              (6.6)                  (2.7)                  (5.2)                    (1.2)
                                        --------------          ------------            -----------            ---------------
Plan assets greater (less) than
   projected benefit obligation               0.8                   (2.3)                   0.3                     (0.9)
Unrecognized (benefit) loss                  (1.9)                  (0.1)                   1.1                     (0.1)
                                        --------------         ------------             -----------            ---------------
Net pension asset (liability)              $ (1.1)                $ (2.4)                $  1.4                   $ (1.0)
                                        ==============         ============             ===========            ===============

--------------------------------------------------------------------------------

The weighted average discount rates and rates of increase in future compensation levels used in determining the projected benefit obligation for the international pension plans were 7.1% and 3.3%, respectively, as of December 31, 1997, and 8.1% and 5.3%, respectively, for December 31, 1996.

Most employees not covered by one of the above plans are covered by collectively bargained agreements, which are generally effective for five years. Under federal pension law, there would be continuing liability to these pension trusts if Borden ceased all or most participation in such trusts, and under certain other specified conditions. Charges to Foods for payments to pension trusts on behalf of employees not covered by Borden plans were not considered significant.

Amounts incurred for matching contributions under the Borden sponsored retirement savings plans were $2,084, $2,319, and $1,827 for the years ended December 31, 1997, 1996 and 1995, respectively. Eligible salaried and hourly non-bargaining employees may contribute up to 5% of their pay (7% for certain longer service salaried employees), which have been matched 50% by Borden since the first quarter of 1994.


13.  NON-PENSION POSTEMPLOYMENT BENEFITS

BFC provides certain health and life insurance benefits for eligible domestic retirees and their dependents. The cost of these benefits are accrued as a form of deferred compensation earned during the period that employees render service. Benefits are funded on a pay-as-you-go basis.

Participants who are not eligible for Medicare are provided with the same medical benefits as active employees, while those who are eligible for Medicare are provided with supplemental benefits. The postretirement medical benefits are contributory for retirements after 1983; the postretirement life insurance benefit is noncontributory.

Prior to January 1, 1996, amounts attributable to postretirement benefits were commingled in one Borden sponsored plan. Allocation of liabilities for such benefits was made to Foods based upon the actuarially determined obligation relating to the Foods domestic employees. Effective January 1, 1996, the components of postretirement benefit expense and unfunded postretirement obligation were accounted for separately for BFC.

The information provided as of December 31, 1997 and 1996, represents the status of BFC's segregated plan (in millions):

--------------------------------------------------------------------------------

                                                              BFC         BFC
                                                             1997         1996
                                                           --------    ---------

Actuarial present value of accumulated postretirement
    benefit obligation:
        Retirees                                           $  (7.9)    $ (10.4)
        Fully eligible active plan participants                           (0.2)
        Other active plan participants                        (0.1)       (0.7)
                                                           -------     -------
                                                              (8.0)      (11.3)

Unrecognized prior service cost
Unrecognized net (benefit) loss                               (0.7)        0.1
                                                           -------     -------
Accrued postretirement liability                           $  (8.7)    $ (11.2)
                                                           =======     =======


--------------------------------------------------------------------------------

A portion of Borden's expense for postemployment and postretirement benefits was allocated annually to Foods in 1995 (See Note 7). The following are the components of annual expense for postretirement benefits. Information provided for 1995 represents annual expense for the total Borden plan. Amounts (in millions) provided for 1997 and 1996 represent the segregated BFC's plan:

--------------------------------------------------------------------------------

                                               BFC         BFC      Borden, Inc.
                                              1997        1996         1995
                                             ------     --------      -------

Service cost                                 $           $   0.1      $   1.1
Interest cost                                   0.8          0.7         13.3
Net amortization and deferral                   0.1
                                             ------      -------      -------
                                             $  0.9      $   0.8      $  14.4
                                             ======      =======      =======

--------------------------------------------------------------------------------

The discount rate used in determining the accumulated postretirement benefit obligation was 7.3% and 7.5% for December 31, 1997 and 1996, respectively. In addition, termination benefits of $9.3 million were incurred in 1997.

The assumed health care cost trend rate used in measuring BFC's accumulated postretirement benefit obligation at December 31, 1997 was 8.8% for 1998, gradually declining to 5.3% in 2004 and thereafter. The comparable assumptions for the prior year were 9.5% and 5.5%, respectively. A one percentage point increase in the health care cost trend rate would increase BFC's accumulated postretirement benefit obligation as of December 31, 1997 and 1996 by $0.6 and $1.1, respectively, and the sum of the service and interest costs by $0.1 in 1997 and 1996.

BFC provides certain postemployment benefits, primarily medical and life insurance benefits for long-term disabled employees, to qualified former or inactive employees. The cost of benefits provided to former or inactive employees after employment, but before retirement, are accrued when it is probable that a benefit will be provided. The amounts of such charges are not considered significant.


14.  DERIVATIVE FINANCIAL INSTRUMENTS

International operations account for a significant portion of the BFC's revenue and operating income. BFC is exposed to foreign exchange risk on transactions, which are denominated in a currency other than the operating unit's functional currency. It is BFC's policy to reduce foreign currency cash flow exposure due to exchange rate fluctuations by hedging anticipated and firmly committed transactions wherever economically feasible (within the risk limits established in the BFC policy).

BFC closely monitors its foreign currency cash flow transactions and enters into forward contracts to buy and sell foreign currencies only to reduce its foreign exchange exposure and protect the U.S. dollar value of such transactions, to the extent of the amount under contract.

In accordance with current accounting standards, gains and losses arising from contracts that hedge future transactions are deferred until the related transactions occur. Those arising from contracts that hedge existing transactions (i.e., outstanding payables denominated in foreign currency), are recorded currently in income and offset the gains and losses that occur as exchange rates change. The cash flows from forward contracts accounted for as hedges of identifiable transactions are classified consistent with the cash flows from the transaction being hedged.

At December 31, 1997 and 1996 BFC had $95,941 and $153,295 of notional value, respectively, of forward foreign currency exchange contracts outstanding. These contracts are part of a worldwide program to minimize foreign currency exchange operating income and balance sheet exposure. The unsecured contracts mature within 12 months and are principally with banks. BFC is exposed to credit loss in the event of non-performance by the other parties to the contracts. BFC evaluates the creditworthiness of the counterparties' financial condition and does not expect default by the counterparties.


15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying or notional amount and fair value, based on dealer quotes, of BFC's financial instruments at December 31, 1997 and 1996. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The carrying amounts of cash and cash equivalents, accounts receivable and payable, accrued liabilities and debt are considered reasonable estimates of their fair values.

As discussed in Note 9, Foods Holdings guarantees obligations under Borden's credit facility and all of Borden's outstanding publicly held debt on a pari passu basis. Management does not expect these guarantees to have a material adverse effect on the financial position of Foods Holdings. Fair value was not assigned to these guarantees due to the complexity of the arrangements and the absence of the expected funding and market for these financial instruments.

--------------------------------------------------------------------------------

                                          1997                      1996
                                  ----------------------    -------------------

                                   Notional      Fair        Notional    Fair
                                    Amount       Value        Amount     Value
 DERIVATIVES RELATING TO:
     Foreign currency contracts   $  41,478    $   2,187    $ 105,322   $ 2,505
             - gains
     Foreign currency contracts      54,463       (3,014)      47,973      (393)
             - losses             ---------    ---------    ---------   -------
                                  $  95,941    $    (827)   $ 153,295   $ 2,112
                                  =========    =========    =========   =======

--------------------------------------------------------------------------------

16.  UNITS AND UNIT APPRECIATION RIGHTS

During 1996, a Unit Incentive Plan was formed which provides for the granting of options, UAR's, units and other unit-based equity interests in LLC to key employees of BFC and associated persons at the discretion of the Board of Directors of BFC.

During 1996, the LLC sold 1,080,000 Class A units to certain management employees of BFC under this Incentive Plan. The units are generally restricted as to transfer and allow for the LLC, at its discretion, to repurchase the units, upon certain conditions including termination of the unitholders' employment, prior to full vesting after five years. In 1997, LLC sold an additional 20,000 Class A units and repurchased 81,000 Class A units from management. Class A units outstanding at December 31, 1997 and 1996 were 1,019,000 and 1,080,000, respectively.

Under the Incentive Plan, BFC issued UAR's to the unitholders. The UAR entitles the holder to receive an amount in cash equal to the excess of the market price (as defined in the UAR agreement) of the Class A unit over the exercise price of the UAR. The UAR's vest ratably over five years and expire upon certain events, including termination of the unitholders' employment, but in no case to exceed ten years. Four UAR's were issued for each unit purchased: one UAR with an exercise price of $10 per unit and three UAR's with an exercise price of $20 per unit. At December 31, 1997, there were 1,019,000 UAR's outstanding with an exercise price of $10 and 3,057,000 UAR's outstanding with an exercise price of $20. For 1997 and 1996, there was no compensation expense recorded in relation to the issuance of UAR's since the exercise price exceeds the underlying value of the UAR's.

The pro forma disclosure of net income and earnings per share that would have been recognized in the 1997 consolidated statement of operations, if the fair value-based had been used, was not material.


17.  LITIGATION

In July 1995, a Fresno, California jury returned a verdict against Foods for wrongful termination of a tomato packing agreement, for which $14.5 million (including interest and legal costs) has been provided. In granting the award for lost profits to Helm Tomatoes, Inc., the jury found that while the business had a legal right to terminate the agreement, it was estopped from doing this by an oral representation made by a former employee. Foods is contesting the verdict.


18.  RISKS AND UNCERTAINTIES

Foods has unconditional purchase obligations for raw materials and packaging of $89,271 and $30,724 at December 31, 1997 and 1996, respectively.

Raw materials, such as semolina, tomatoes, milk and cheese, account for a high percentage of BFC's total production costs. BFC purchases a major portion of these materials under market sensitive supply contracts, and therefore BFC's operating results are subject to short term fluctuations in these raw material market prices. Because of the highly competitive and price sensitive nature of the markets in which BFC operates, BFC's ability to pass these raw material price increases through to the customer is limited and often depends upon BFC's competitors raising their prices as well.

The Year 2000 issue is a result of computer programs written using two rather than four digits to define a year. Any of BFC's computer programs that have date-sensitive software may recognize a "00" date as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

BFC intends its Year 2000 date conversion project to be completed on a timely basis so as to not significantly impact business operations. If the necessary modifications and conversions are not completed timely, the Year 2000 issue may have a material impact on BFC. Also, although BFC's systems do not rely significantly on systems of other companies, BFC can not provide assurance that failure of third parties to address the Year 2000 issue will not have an adverse impact on BFC.


19.  SUPPLEMENTAL FINANCIAL DATA

--------------------------------------------------------------------------------

                                              1997                  1996               1995
                                              ----                  ----               ----

Research and development                   $ 17,704               $ 21,867           $ 16,530
Depreciation and amortization                46,986                 46,075             44,780
Advertising                                  42,648                 56,411             40,786
Consumer and trade promotion                277,032                354,060            435,393

--------------------------------------------------------------------------------

20.  GEOGRAPHIC SEGMENT INFORMATION

--------------------------------------------------------------------------------


                                                        1997                    1996                      1995
                                                        ----                    ----                      ----
NET TRADE SALES:
  United States                                   $ 1,048,135               $ 1,204,437               $ 1,143,565
  Canada                                              149,473                   170,666                   167,404
  Europe                                               71,915                    81,679                    91,788
  Asia                                                151,353                   125,158                   125,364
  Africa                                               60,576                    85,939                    67,216
  Latin America                                       270,231                   281,962                   243,552
                                                  -----------               -----------               -----------
                                                  $ 1,751,683               $ 1,949,841               $ 1,838,889
                                                  ===========               ===========               ===========

OPERATING INCOME (LOSS):
  United States                                   $    86,117               $   (49,197)              $   (55,100)
  Canada                                                2,291                     5,747                     2,699
  Europe                                                6,967                    10,779                     3,601
  Asia                                                  7,198                    (8,141)                    9,265
  Africa                                                9,461                     3,336                     1,301
  Latin America                                        33,802                    17,699                     5,085
                                                  -----------               -----------               -----------
                                                  $   145,836               $   (19,777)              $   (33,149)
                                                  ===========               ===========               ===========

IDENTIFIABLE ASSETS:
  United States                                   $   549,739               $   659,495
  Canada                                               68,256                    75,795
  Europe                                               43,759                   138,280
  Asia                                                131,505                    59,295
  Africa                                               24,200                    25,346
  Latin America                                       182,164                   188,232
                                                  -----------               -----------
                                                  $   999,623               $ 1,146,443
                                                  ===========               ===========



Asian net trade sales included in the geographic segment information above represent export shipments from Europe. Other sales/transfers between geographic segments are not included.

       [WISE HOLDINGS, INC. LOGO]  WISE HOLDINGS, INC. AND SUBSIDIARIES


                               CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF DECEMBER 31, 1997 AND 1996
                               AND FOR EACH OF THE THREE YEARS
                               IN THE PERIOD ENDED DECEMBER 31, 1997

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
        and Shareholder of Wise Holdings, Inc.


We have audited the accompanying consolidated balance sheets of Wise Holdings, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wise Holdings, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP

Columbus, Ohio
March 13, 1998

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
WISE HOLDINGS, INC. AND SUBSIDIARIES

                                                                                  Year ended December 31,
(Dollars in thousands)                                              1997                 1996                 1995
---------------------------------------------------------------------------------------------------------------------

Net sales                                                         $ 242,176           $ 245,619            $ 250,679
Cost of goods sold                                                  150,316             161,124              161,288
                                                                  ---------           ---------            ---------

Gross margin                                                         91,860              84,495               89,391

Distribution expense                                                 27,501              25,864               30,514
Marketing expense                                                    39,459              45,715               47,397
General and administrative expense                                   21,247              15,462               13,014
                                                                  ---------           ---------            ---------

Operating income (loss)                                               3,653              (2,546)              (1,534)

Interest expense, net                                                   856               1,218
Other (income) expense                                                 (331)                307                  (57)
                                                                  ---------           ---------            ---------

Income (loss) before income taxes                                     3,128              (4,071)              (1,477)

Income tax expense (benefit)                                          1,292                (490)                (349)
                                                                  ---------           ---------            ---------

Net income (loss)                                                 $   1,836           $  (3,581)           $  (1,128)
                                                                  =========           =========            =========

SHARE INFORMATION
Basic and diluted earnings (loss) per common share                $   18.36           $  (35.81)           $  (11.28)
Average number of common shares outstanding
    during the period                                                   100                 100                  100

--------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements

------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
WISE HOLDINGS, INC. AND SUBSIDIARIES


(Dollars in thousands)                                                                               December 31,

ASSETS                                                                                       1997                 1996
------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and equivalents                                                              $         3,604     $          3,027
  Accounts receivable (less allowance for doubtful accounts
    of $2,498 and $1,345, respectively)                                                      23,131               23,771
  Affiliated receivables                                                                      1,204                2,202
  Inventories:
    Finished goods                                                                            4,621                3,744
    Raw materials and supplies                                                                3,841                5,339
  Deferred income taxes, net                                                                  2,825                2,289
  Prepaid and other current assets                                                            4,509                4,806
                                                                                    ----------------    -----------------
                                                                                             43,735               45,178
PROPERTY AND EQUIPMENT
  Land                                                                                        1,347                1,331
  Buildings and improvements                                                                  5,585                4,583
  Machinery and equipment                                                                    36,906               35,178
                                                                                    ----------------    -----------------
Less accumulated depreciation                                                                43,838               41,092
                                                                                             14,756               11,524
                                                                                    ----------------    -----------------
                                                                                             29,082               29,568
                                                                                    ----------------    -----------------
INTANGIBLES AND OTHER ASSETS
  Trademarks, (net of accumulated
    amortization of $1,410 and $940)                                                         17,401               17,865
  Other assets                                                                                  889                1,308
                                                                                    ----------------    -----------------
                                                                                             18,290               19,173
                                                                                    ----------------    -----------------

TOTAL ASSETS                                                                        $      $ 91,107     $         93,919
                                                                                    ================    =================
-------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
WISE HOLDINGS, INC. AND SUBSIDIARIES


(Dollars in thousands, except per share amounts)                                                            December 31,
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDER'S EQUITY                                                                  1997               1996

Current Liabilities
  Debt payable within one year                                                                    $    270
  Accounts and drafts payable                                                                       12,570            $ 15,924
  Affiliated payables                                                                                1,467               2,163
  Accrued liabilities                                                                               15,735              14,438
                                                                                                  --------            --------
                                                                                                    30,042              32,525
Other Liabilities
  Long-term debt payable to Borden, Inc.                                                             7,000              10,145
  Deferred income taxes, net                                                                         2,522               3,442
  Non-pension postemployment
    benefit obligations                                                                              9,960               9,928
  Affiliated employee benefit obligation                                                             1,817               1,247
  Other long-term liabilities                                                                          371
  Minority interest                                                                                    830                 683
                                                                                                  --------            --------
                                                                                                    22,500              25,445

Commitments and Contingencies (Note 11)

Shareholder's Equity
Common stock - $0.01 par value
10,000,000 shares authorized 100
  issued and outstanding                                                                                 -                   -
Preferred stock - $0.01 par value
  4,000,000 shares authorized; none
  issued and outstanding                                                                                 -                   -
Paid in capital                                                                                     34,980              34,200
Retained earnings (from July 2, 1996)                                                                3,585               1,749
                                                                                                  --------            --------
                                                                                                    38,565              35,949

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                                        $ 91,107            $ 93,919
                                                                                                  ========            ========
------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

-----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
WISE HOLDINGS, INC. AND SUBSIDIARIES


(Dollars in thousands)                                                                         Year Ended December 31,
                                                                                    1997                 1996                 1995
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net income (loss)                                                               $ 1,836             $ (3,581)            $ (1,128)
  Adjustments to reconcile net income (loss) to
    net cash from operating activities:
  Depreciation and amortization                                                     6,555                6,225                6,299
  Provision (benefit) for deferred income tax                                      (1,455)               1,153
  Other non cash                                                                      960                  783                 (568)
  Net change in assets and liabilities:
    Accounts receivable                                                              (569)              (2,076)               1,129
    Affiliated receivables                                                          1,778               (2,202)
    Inventories                                                                       959                1,526                  123
    Prepaid and other current assets                                                  297                  565                 (867)
    Other assets                                                                      413                  851                 (194)
    Accounts and drafts payable                                                    (3,354)               1,982                1,697
    Affiliated payables                                                              (696)               2,163
    Accrued liabilities                                                             1,297                 (586)               1,932
    Non-pension postemployment benefits                                                32                 (125)               1,078
    Affiliated employee benefit obligations                                           570                  108
    Other long-term liabilities                                                       371                                    (1,187)
                                                                                  -------             --------              -------
                                                                                    8,994                6,786                8,314
                                                                                  -------             --------              -------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Capital expenditures                                                             (5,359)              (5,847)              (2,956)
  Proceeds on sales of equipment                                                      759                  474                  606
  Purchase of business                                                             (1,037)
  Purchase of subsidiary investment                                                                       (655)
                                                                                  -------             --------              -------
                                                                                   (5,637)              (6,028)              (2,350)
                                                                                  -------             --------              -------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Management contributions                                                             95                  655
  Short-term borrowings                                                               742
  Repayment of short-term borrowings                                                 (472)
  Payment of affiliated long-term debt                                             (3,145)
  Other increases (decreases) in owners investment                                                       1,013               (6,234)
                                                                                  -------             --------              -------
                                                                                   (2,780)               1,668               (6,234)
                                                                                  -------             --------              -------

Increase (decrease) in cash and equivalents                                           577                2,426                 (270)
Cash and equivalents at beginning of period                                         3,027                  601                  871
                                                                                  -------             --------              -------
Cash and equivalents at end of period                                             $ 3,604              $ 3,027              $   601
                                                                                  =======             ========              =======
-----------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
WISE HOLDINGS, INC. AND SUBSIDIARIES


(Dollars in thousands)                                                                          Year Ended December 31,
                                                                                    1997                 1996                 1995
----------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid:
   Interest                                                                        $ 1,474             $ 999

    Change in affiliate tax sharing arrangement                                        780
    Exchange of accounts receivable
      for assets of business                                                           878
    Acquisition of Wise net assets                                                                   (44,345)
    Issuance of stock in exchange for notes
      of principal stockholder                                                                        34,200
    Issuance of note payable to finance
      purchase of Wise net assets                                                                     10,145
    Change in accounting basis as a result of
      pushdown of KKR's acquisition of Wise
            Value trademarks                                                                                              $ 16,306
            Eliminate pre-existing intangibles                                                                             (21,789)
            Net writedown of property and equipment                                                                         (9,429)

----------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
WISE HOLDINGS, INC. AND SUBSIDIARIES


                                          COMMON         INTERCOMPANY         PAID IN           RETAINED
(Dollars in thousands)                    SHARES            ACCOUNT           CAPITAL           EARNINGS            TOTAL
-------------------------------------------------------------------------------------------------------------------------------
(Predecessor Basis)
Balance, December 31, 1994                               $ 71,591                                                $ 71,591

Change in accounting basis
 as a result of KKR's
 acquisition of Borden                                    (14,912)                                                (14,912)

Net loss                                                   (1,128)                                                 (1,128)

Net cash withdrawal by owner                               (6,234)                                                 (6,234)
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                                 49,317                                                  49,317
-------------------------------------------------------------------------------------------------------------------------------
Net loss through July, 1996                                (5,330)                                                 (5,330)

Net cash investment by owner                                1,013                                                   1,013

Recapitalization:
 Issuance of common stock                   100           (34,200)          $ 34,200
 Issuance of debt to Borden, Inc.                         (10,145)                                                (10,145)
 Management contribution                                     (655)                                                   (655)
 Net income from July 2, 1996                                                                  $ 1,749              1,749
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                  100                 -             34,200             1,749             35,949
-------------------------------------------------------------------------------------------------------------------------------

Change in affiliate tax sharing
 arrangement                                                                     780                                  780
Net income                                                                                       1,836              1,836
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                  100                             $ 34,980           $ 3,585           $ 38,565
-------------------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements

WISE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for per share information)

1.       BACKGROUND

In September 1994, Borden, Inc. ("Borden") entered into a merger agreement that provided for the acquisition of all of Borden's outstanding common stock by affiliates of Kohlberg Kravis Roberts & Co. ("KKR"). Borden elected not to apply push down accounting in its consolidated financial statements as a result of public debt that was outstanding prior to the acquisition, and as such Borden's financial statements (including Wise) are reported on Borden's historical cost basis. As discussed in the "Basis of Presentation," Wise's financial statements have been prepared on a purchase accounting basis from the date of KKR's acquisition of Borden. The effective date of the merger agreement was January 1, 1995 for accounting and financial statement presentation purposes.

Effective July 2, 1996, in a taxable transaction (the "Incorporation"), Borden sold its salty snacks business ("Wise operations") to Wise, a KKR affiliate, for $45 million. The purchase price was based on an independent valuation of the business. There was no change in the financial reporting basis of the assets and liabilities as of July 2, 1996 from that described below under "Basis of Presentation" because Borden's principal stockholders will continue to exercise significant financial control over Wise. Wise fully and unconditionally guarantees obligations under Borden's credit facility and all of Borden's publicly held debt on a pari passu basis. In connection with this guarantee, Wise receives an annual fee of $210.

2.       NATURE OF OPERATIONS

Wise Holdings, Inc. ("Wise") is a producer and distributor of salty snacks in the eastern United States. Wise's product line includes potato chips, cheese flavored baked and fried corn snacks, pretzels, tortilla chips, corn chips, onion rings, pork rinds and other assorted snacks. Wise markets its products under the brand names of Wise(R), Cheez Doodles(R), Quinlan(R), New York Deli(R), Krunchers!(R), Bravos(R), Moore's(R) and Wise Choice(TM) and conducts its business through three principal divisions: Wise, Moore's and Caribbean Snacks. The Wise and Moore's divisions manufacture and distribute primarily in the eastern United States. Caribbean Snacks, located in Puerto Rico, serves as a distribution center throughout Puerto Rico and the Caribbean. Wise's products are distributed through both independent and company-owned distribution networks.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
As a result of the financial guarantee and in accordance with Regulation S-X rule 3-10, Borden is required to include in its filings with the Securities and Exchange Commission separate financial statements for Wise as if it were a registrant. The accompanying financial statements subsequent to the purchase by KKR were prepared on a purchase accounting basis that allocates approximately $51 million of the original KKR purchase price of Borden to the Wise operations. The purchase price has been allocated to tangible and intangible assets and liabilities of Wise based on independent appraisals and management estimates.

The consolidated financial statements of Wise Holdings, Inc. collectively include the financial position, operations and cash flows of Wise Holdings, Inc. and subsidiaries for the period of July 2, 1996, through December 31, 1997, and the salty snack business of Borden, Inc. for the period of January 1, 1995, through July 1, 1996.

Prior to the July 2, 1996, sale, Wise operated as a profit center of Borden. Under this structure, Borden incurred various costs in connection with the operation of Wise's business which included corporate controlled expenses, such as accounting, legal, tax, credit and informational services departments and executive management, which have been included in the consolidated financial statements of Wise. Costs for these services have been allocated to Wise based on usage of resources such as personnel and data processing equipment. Management believes these amounts in the accompanying financial statements have been allocated in a reasonable and consistent manner in order to depict balance sheets, statements of operations and cash flows of Wise on a stand-alone basis. Prior to 1996, as a profit center of Borden, essentially all treasury functions including financing for working capital and other cash needs were performed by Borden. For the year ended December 31, 1995, allocation of interest expense associated with this financing was not practical and therefore not included in these financial statements.

The consolidated financial statements include the accounts of Wise and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

CASH AND EQUIVALENTS
Cash and equivalents include cash on deposit and all highly liquid investments purchased with an original maturity of three months or less.

INVENTORIES
Finished goods and raw materials inventories are stated at the lower of cost or market with cost being determined using the average cost method.

PROPERTY AND EQUIPMENT
Depreciation is recorded on the straight-line basis over the estimated useful lives of the assets. The estimated useful lives are principally 10 to 40 years for buildings and improvements and 3 to 13 years for equipment. Major renewals and betterments are capitalized; maintenance, repairs and minor renewals are expensed as incurred.

TRADEMARKS
Trademarks are amortized on a straight-line basis over not more than forty years.

REVENUE RECOGNITION
Trade revenues are recognized when products are shipped.

ADVERTISING AND PROMOTION EXPENSE
Production costs of future media advertising are expensed on the first airdate or print release date of the advertising. All other advertising and promotion expenses are expensed as incurred.

GENERAL INSURANCE
Wise has insurance policies to cover potential losses and liabilities relating to workers' compensation, health and welfare claims, physical damage to property (other than autos), business interruption and comprehensive general, product and vehicle liability. However, many of these policies have deductibles of $500 and in some cases higher amounts. Losses are accrued for the estimated aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and Wise's experience.

FUTURES CONTRACTS
Wise uses futures to hedge the price risks associated with raw materials used in the production of salty snacks. Wise defers the impact of changes in the market value of these contracts until such time as the hedged transaction is completed. Changes in market value of the futures contracts are included in the measurement amounts of qualifying subsequent purchases of raw materials. Wise does not enter into these contracts for speculative purposes. These contracts generally mature in less than one year.

INCOME TAXES
Wise accounts for income taxes pursuant to Statement of Financial Accounting Standard (FAS) No. 109, Accounting for Income Taxes, which uses the liability method to calculate deferred income taxes. Subsequent to July 2, 1996, deferred income taxes are recorded to recognize the future effects of temporary differences which arise between financial statement assets and liabilities and their basis for income tax reporting purposes. Prior to July 2, 1996, Wise was included in Borden's consolidated tax return, and accordingly, income tax liabilities and assets determined on a separate return basis are included in equity in the accompanying financial statements.

EARNINGS PER SHARE
Basic and diluted earnings (loss) per common share at December 31, 1997 are computed by dividing net income by the weighted average number of common shares outstanding during the period ended December 31, 1997. Basic and diluted earnings (loss) per common share at December 31, 1996 and 1995 is computed assuming that the shares outstanding from July 2, 1996 to December 31, 1996 were outstanding for the entire period ended December 31, 1996 and for the full period of 1995. Options issued by subsidiaries that enable the holder to obtain stock of the subsidiary were not assumed exercised because they were antidilutive for both 1997 and 1996. Wise has no other potentially dilutive securities.

CONCENTRATIONS OF CREDIT RISK
Financial instruments that potentially subject Wise to concentrations of credit risk consist principally of temporary cash investments, marketable securities, and accounts receivable. Wise invests its excess cash with Borden who in turn places temporary cash investments and marketable securities with high quality institutions and performs ongoing evaluations of the financial condition of the institutions. Wise, by policy, limits the amount of credit exposure to any one institution. Concentrations of credit risk with respect to accounts receivable are limited, however, a group of distributors generally under common control comprise approximately 17% of net trade sales. Wise generally does not require collateral or other security to support customer receivables, however under some circumstances Wise will obtain collateral to mitigate risk. Wise monitors its exposure to credit losses and maintains allowances for anticipated losses.

IMPAIRMENT
Periodically and as circumstances warrant Wise evaluates the recoverability of property, plant equipment and intangibles by assessing whether the carrying value can be recovered over its remaining useful life through expected future undiscounted cash flows. In the opinion of management, no such impairment existed at December 31, 1997 and 1996.

STOCK OPTIONS
The Financial Accounting Standards Board has issued SFAS No. 123, Accounting for Stock-Based Compensation. As permitted by SFAS No. 123, Wise will continue to apply its current accounting policy of the intrinsic value method under Accounting Principles Board Opinion No. 25 and will include the additional disclosures required by SFAS No. 123.

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

RECLASSIFICATIONS
Wise reclassified its promotional price adjustments ("PPA") relating to products sold at specially agreed upon prices. These costs were reclassified from marketing expense to a direct adjustment to net sales. The reclassification effectively reduced net sales and marketing expense, with no impact to net income. Total reclassifications were $33,189, $32,435 and $32,118 for 1997, 1996 and 1995, respectively.

As a result of the finalization of the 1996 federal corporation income tax return and the associated tax basis allocation of the Incorporation, certain 1996 deferred income tax amounts have been reclassified to conform to the 1997 presentation. These changes had no impact on the 1997 or 1996 tax provision.

Certain other prior year amounts have been reclassified to conform with the 1997 presentation.

4.       ACCRUED LIABILITIES

Accrued liabilities were as follows:                               DECEMBER 31,
                                                            1997              1996
-------------------------------------------------------------------------------------------

Compensation                                             $ 2,758          $  2,073
General insurance                                          5,627             6,374
Advertising and promotion                                  3,591             2,576
Other                                                      3,759             3,415
                                                       ---------         ---------
Total                                                    $15,735          $ 14,438
-------------------------------------------------------------------------------------------

5.       AFFILIATED LONG-TERM DEBT

In conjunction with the Incorporation, Wise entered into a loan agreement (the "Loan Agreement") to borrow funds from Borden.

REVOLVING LOAN
The Loan Agreement provides for a revolving loan facility of up to $5 million maturing in December 1998, at a variable interest rate equal to Borden's cost of funds for 30 day LIBOR borrowings plus 0.25%. A commitment fee based on a variable rate tied to Borden's leverage is charged on the unused portion of the revolving loan facility. Wise had no borrowings under the revolving agreement at December 31, 1997 and 1996.

LONG-TERM LOAN
The Loan Agreement also provides for a $10.145 million term loan with a fixed interest rate of 11% maturing in November 1999, payable in full at the maturity date.

By agreement with Borden, interest charges and commitment fees for fiscal 1996 under the Loan Agreement were calculated as if the borrowings were outstanding from January 1, 1996. Interest charges under the Loan Agreement amounted to $1,152 and $1,218 in 1997 and 1996, respectively.

The Loan Agreement contains certain restrictions on the activities of Wise and its subsidiaries, including restrictions on liens, the incidence of indebtedness, mergers and consolidations, sales of assets, investments, payment of dividends (requires prior approval from Borden), changes in nature of business, prepayments of certain indebtedness, transactions with affiliates, capital expenditures, changes in control of the Company and the use of proceeds from asset sales.

6.       RETIREMENT INCOME PLANS

Most employees of Wise participate in pension plans sponsored by Borden or one of the union-sponsored plans. For most salaried employees, benefits under these plans generally are based on compensation and years of credited service. For most hourly employees, benefits under these plans are based on specified amounts per year of credited service.

A net pension asset or liability, which approximates the portion of the total pension assets or liabilities of Borden that relates to the employees of Wise, has been reflected in Wise's stand-alone balance sheets. The gross pension obligation was allocated to Wise based upon the actuarially determined obligation relating to Wise's employees. The pension expense allocated to Wise for Borden's plans was $511, $477 and $312 during 1997, 1996 and 1995, respectively.

Most Wise employees who are not covered by Borden's plans are covered by collectively bargained agreements, which are generally effective for five years. Under Federal pension law, there would be continuing liability to these pension trusts if Wise or Borden ceased all or most participation in any trust, and under certain other specified conditions. Operations were charged $234, $236 and $233 in 1997, 1996 and 1995, respectively, for payments to pension trusts on behalf of employees not covered by Borden plans.

Borden's funding of its pension plans equals or exceeds the minimum funding requirements imposed by Federal and foreign laws and regulations.

The funded status of the Borden plan on a purchase accounting basis, at December 31 is as follows:

                                                                    1997                          1996
                                                                   BORDEN                        BORDEN
-----------------------------------------------------------------------------------------------------------------------
Actuarial present value of:
        Vested benefit obligations                              $ 333,938                      $  383,065
                                                                =========                       =========

        Accumulated benefit obligations                         $ 342,535                      $  400,371
                                                                =========                      ==========
        Projected benefit obligations                           $ 345,035                      $  400,458
Plan assets at fair value                                         385,151                         393,625
                                                                ---------                      ----------
Plan assets greater (less) than projected
   benefit obligation                                              40,116                          (6,833)
Unrecognized prior service cost                                     2,618                           2,938
Unrecognized loss (gain)                                          (35,742)                          2,213
Minimum liability adjustment                                                                       (5,064)
                                                                ---------                      -----------
Net pension asset (liability)                                   $   6,992                      $   (6,746)
-----------------------------------------------------------------------------------------------------------------------

The following are the components of the net pension expense recognized under the Borden Plan:

                                                     1997                            1996                         1995
                                                     BORDEN                          BORDEN                       BORDEN
------------------------------------------------------------------------------------------------------------------------------------
Components of pension cost:
        Service cost                                $   7,146                       $   7,233                    $   6,430
        Interest cost                                  27,275                          27,371                       31,165
        Actual return on assets                      (100,698)                        (26,843)                     (87,071)
        Net amortization and deferral                  70,058                          (5,551)                      51,430
                                                   ----------                       ----------                    --------
Net expense                                         $   3,781                       $   2,210                    $   1,954
------------------------------------------------------------------------------------------------------------------------------------

The weighted average discount rates and rates of increase in future compensation levels in determining the projected benefit obligation for the plans for years ended December 31 were 7.25% and 4.4%, respectively for 1997, and 7.5% and 4.5%, respectively for 1996. The expected long-term rate of return on plan assets for 1997, 1996 and 1995 was 8.5%, 7.8%, and 9.8%, respectively. Plan assets consist primarily of equity securities and corporate obligations.

Borden sponsors a defined contribution retirement savings plan in which eligible salaried and hourly non-bargaining employees may contribute up to 5% of their pay (7% of certain longer service salaried employees), which are generally matched 50% by Borden. Charges to operations for matching contributions for Wise employees under Borden's retirement savings plans for 1997, 1996 and 1995 amounted to $726, $466 and $778, respectively.

7.       NON-PENSION POSTEMPLOYMENT BENEFITS

Wise uses Borden sponsored plans to provide health and life insurance benefits for eligible retirees and their dependents. The cost of providing these benefits is recognized as a charge to income in the period the benefits were earned. Wise provides certain postemployment benefits to qualified former or inactive employees. Wise accrues the cost of benefits provided to former or inactive employees after employment, but before retirement, when it is probable that a benefit will be provided. The cost of providing these benefits is recognized as a charge to income in the period the benefits were earned. The amounts of such costs were not material.

Participants who are not eligible for Medicare are provided with the same medical benefits as active employees, while those who are eligible for Medicare are provided with supplemental benefits. The postretirement medical benefits are contributory; the postretirement life insurance is noncontributory. Benefits are funded on a pay-as-you-go basis.

Prior to January 1, 1996 amounts attributable to postretirement benefits were commingled in one Borden sponsored plan. Effective January 1, 1996, the components of postretirement benefit expense and unfunded postretirement obligation were accounted for separately for the Wise business. The gross postretirement obligation at December 31, 1995 was allocated to Wise based upon the actuarially determined obligation relating to Wise's employees.

The postretirement benefit expense allocated to Wise from the Borden plan was $548 during 1995, however other information as to service cost, interest cost, net amortization and deferral is not available for Wise prior to January 1, 1996. The components of Wise's net postretirement benefit expense for the years ended December 31, 1997 and 1996 are as follows:

                                                     1997                           1996
                                                     WISE                           WISE
-----------------------------------------------------------------------------------------------------------
Service cost                                        $  19                          $    8
Interest cost                                         582                             543
Net amortization and deferral                          37                              18
                                                   ------                          ------
Net post-retirement expense                         $ 638                          $  569
-----------------------------------------------------------------------------------------------------------

The status of Wise's unfunded postretirement benefit obligation as of December 31, 1997 and 1996 is as follows:


                                                                                     1997                           1996
                                                                                     WISE                           WISE
---------------------------------------------------------------------------------------------------------------------------------
Actuarial present value of accumulated
      post-retirement benefit obligation:
               Retirees                                                          $ (7,826)                        $(7,534)
               Fully eligible active plan participants                                (22)                           (212)
               Other active plan participants                                         (66)                           (337)
                                                                                ----------                      ----------
                                                                                 $ (7,914)                        $(8,083)
               Unrecognized net (loss) gain                                          (453)                            108
                                                                                ----------                      ---------
Accrued post-retirement                                                          $ (8,367)                        $(7,975)
--------------------------------------------------------------------------------------------------------------------------------

The discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1997 and 1996 was 7.25% and 7.50%, respectively.

The assumed health care cost trend used in measuring the accumulated postretirement benefit obligation at December 31, 1997 was 8.75%, gradually declining to 5.25% by the year 2004. The comparable assumptions for the prior year were 9.50%, declining to 5.50%. A one percentage point increase in health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1997 and 1996 by $550 and $800 and the sum of the service and interest costs in 1997 and 1996 by $40 and $64.

8.       FINANCIAL INSTRUMENTS

FUTURES CONTRACTS
Wise is exposed to risk from fluctuating prices for raw materials used in the production of salty snacks. Some of the risk is hedged through commodity futures executed over the counter with various brokers. Wise utilizes commodity futures to effectively fix the price Wise will pay for commodities, which are principal components in the production process, over the life of the contract. Cost of goods sold reflects the commodity cost including the effects of the commodity futures. As of December 31, 1997, and 1996, $900 and $3,400 of commodity futures was outstanding, maturing through December 1998 and March 1997, respectively. The maturity of the contracts highly correlates to the actual purchases of the commodity. Under such contracts Wise pays the counterparty at a fixed rate, and receives from the counterparty a floating rate; only the net differential is actually paid or received. The amounts paid or received are calculated based on the notional amounts under the contracts. The use of such commodity futures effectively protects Wise against an increase in the price of the commodity, to the extent of the notional amount under the contract. This hedging strategy also effectively prevents Wise from benefiting in the event of a decrease in the price of the commodity, to the extent of the notional amount under the contract. The fair value (based on dealer quotes) of commodity futures as of December 31, 1997 and 1996 was unfavorable $61 and $491, respectively. This amount has been deferred by Wise as of December 31, 1997 and will be reflected in the cost of the commodity as it is actually purchased. Total deferred losses at December 31, 1997 and 1996 relating to contracts closed but not yet amortized were not material.

Wise is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments, but it does not expect any counterparties to fail as all counterparties have investment grade credit ratings.

DEBT GUARANTEES
As discussed in Note 11, Wise has guaranteed obligations under Borden's credit facility and all of Borden's outstanding publicly held debt on a pari passu basis. Wise also guarantees outstanding debt for an independent distributor. Management does not expect these guarantees to have a material adverse effect on the consolidated results of operations or financial position of Wise. Fair value was not assigned to these guarantees due to the complexity of the arrangements and both the absence of expected funding and market for these financial instruments.

CURRENT ASSETS AND LIABILITIES
The carrying amount for cash and cash equivalents, receivables, accounts payable and accrued liabilities approximates fair value due to the short maturities of these instruments. The fair value of long-term debt is estimated based on current rates offered to Wise for debts of like maturities and approximates its carrying value.

9.       INCOME TAXES

Effective July 2, 1996, Wise is recognized as a separate legal entity for U.S. Federal income tax purposes. Prior to such time, Borden included Wise operations in determining taxable income and Borden made all U.S. tax payments. Provisions for income taxes and deferred tax assets and liabilities were determined as though Wise operations filed separate U.S. Federal and state income tax returns.

The provision (benefit) for income taxes consisted of:

                                                      1997                  1996                   1995
-----------------------------------------------------------------------------------------------------------
Federal
        Current                                 $     2,466              $  (469)
        Deferred                                     (1,307)               1,503
                                                    -------              -------
               Subtotal                               1,159                1,034
State and local
        Current                                         282                 (53)
        Deferred                                       (149)                 171
                                                    -------              -------
               Subtotal                                 133                  118
                                                    -------              -------
Total non-affiliated provision                        1,292                1,152
Affiliated provision included in equity                                   (1,642)               $  (349)
                                                    -------              -------                -------
                                                $     1,292              $  (490)               $  (349)
-------------------------------------------------------------------------------------------------------------


As discussed in Note 2, deferred tax amounts were recorded in equity prior to July 2, 1996. Accordingly, the tax provision for the first six months of 1996 and all of 1995 is also included as a component of shareholder's equity.

A reconciliation of the statutory U.S. Federal income tax rate to the Wise effective tax rate is as follows:

                                                          1997                   1996                         1995
------------------------------------------------------------------------------------------------------------------------------
Federal income tax at statutory rate                   $ 1,094                $(1,425)                      $ (517)
State and local income taxes,
        less federal income tax benefit                     94                   (149)                         (42)
Rate differential on tax benefit                                                  963
Tax credits and other                                      104                    121                          210
                                                     ---------              ---------                      -------
        Total                                          $ 1,292               $   (490)                      $ (349)
------------------------------------------------------------------------------------------------------------------------------

The net current and non-current components of Wise's deferred income taxes recognized in the balance sheets at December 31, 1997 and 1996 follow:

                                                          1997                     1996
------------------------------------------------------------------------------------------------------------------------------
Net current asset                                    $   2,825                  $ 2,289
Net non-current liability                               (2,522)                  (3,442)
                                                     ----------                ---------
Net asset (liability)                                $     303                  $(1,153)
------------------------------------------------------------------------------------------------------------------------------

The tax effects of Wise's significant temporary differences and loss carry forwards which comprise the deferred tax assets and liabilities at December 31, 1997 and 1996 follows:

                                                             1997                            1996
--------------------------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS:
        Reserve for doubtful accounts                    $    974                         $   525
        Employee benefits and related items                 4,541                           4,174
        General insurance                                   2,195                           2,486
        Other-net                                             528                             540
        Other long-term liabilities                           879                             511
        NOL carryforward                                                                      541
                                                         --------                         -------
Total deferred tax assets                                $  9,117                         $ 8,777
                                                         ========                         =======

DEFERRED TAX LIABILITIES:
        Parts and racks inventory                        $ (1,027)                        $  (751)
        Prepaid and other assets                             (501)                           (814)
        Property and equipment                             (6,855)                         (8,221)
        Trademarks                                           (431)                           (144)
                                                         ---------                        --------
Total deferred tax liabilities                           $ (8,814)                        $(9,930)
                                                         =========                        ========

Total deferred tax asset (liability)                     $    303                         $(1,153)
--------------------------------------------------------------------------------------------------------------

The Company's net deferred tax asset at December 31, 1997 was $303. Realization of the entire deferred tax asset is dependent on generation of approximately $720 of future taxable income. Management believes that it is more likely than not that sufficient additional income will be earned to fully realize this benefit. Accordingly, no valuation allowance is necessary at December 31, 1997.

In a limited tax sharing arrangement with Borden, Wise will be reimbursed for taxes paid subsequent to July 2, 1996 up to an aggregate sum of $2,562. At Incorporation, Borden agreed to reimburse Wise $1,782 under this arrangement. Upon finalization of Borden's 1996 corporate tax return in 1997, Borden agreed to increase reimbursements by $780. This change in the affiliated tax sharing arrangement has been accounted for as a permanent increase to paid-in-capital. During 1997 Borden paid $1,461 in taxes on the behalf of Wise under this tax sharing arrangement. The residual amount of $1,101 at December 31, 1997 is included as a component of affiliated receivables.

10.      MINORITY INTEREST

As part of the Incorporation, Wise sold equity interests in Wise Foods Holdings, Inc. ("Wise Foods"), a subsidiary, to key management personnel for consideration of $655, resulting in an ownership percentage of 1.87%. At that time, options were also issued which vest over five years and allow management to purchase additional shares resulting in an ownership of up to 6% of the subsidiary. In 1997 Wise issued additional equity interests to management in consideration of $95, increasing the ownership percentage to 2.15% under similar circumstances as described above. Wise Foods imposes significant restrictions on transfers of shares of this common stock. These shares are generally non-transferable prior to the fifth anniversary from the initial purchase of the common stock. In addition, on or prior to full vesting, Wise Foods retains the right, but is not obligated, to repurchase stock from the purchaser for various reasons, but principally upon termination of employment. Management's ownership interest in Wise Foods is recorded in the financial statements of Wise as minority interest and included in Other Expense.

11. COMMITMENTS AND CONTINGENCIES

LEASE OBLIGATIONS
Wise leases warehouses, office facilities, motor vehicles and various types of equipment under operating leases. Lease terms generally range from one to eight years.

Future minimum annual rentals under operating leases at December 31, 1997, are as follows:

                                                MINIMUM RENTALS ON
                                                 OPERATING LEASES
                                     -----------------------------------------
                                                                       NON-
                                     AFFILIATED                     AFFILIATED
                                     ----------                     ----------
1998                                   $  924                         $ 3,534
1999                                      404                           2,964
2000                                      165                           2,727
2001                                      120                           2,217
2002                                      193                           1,585
2003 and beyond                           183                           1,088
                                      -------                        --------
        Total                          $1,989                         $14,115
--------------------------------------------------------------------------------

The affiliated leases are part of a lease agreement that Borden has with a third party lender. As such, management believes Wise benefits through lower lease payments due to Borden's volume purchasing ability and credit standing with the lender.

Total rental expenses for operating leases in 1997, 1996 and 1995 were $4,855, $4,252, and $4,810, respectively.

ENVIRONMENTAL CONTINGENCIES
Wise, like others in similar businesses, is subject to extensive Federal, state and local environmental laws and regulations. Although Wise's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments could require Wise to make additional unforeseen environmental expenditures.

Environmental accruals are routinely reviewed as events and developments warrant and are subject to an annual comprehensive review.

LITIGATION
Wise is subject to various investigations, claims and legal proceedings covering a wide range of matters in the ordinary course of its business activities. Each of these matters is subject to various uncertainties and some of these matters may be resolved unfavorably to Wise. Wise has established accruals for matters that are probable and reasonably estimable. Management believes that any liability that may ultimately result from the resolution of these matters in excess of amounts provided will not have a material adverse effect on the financial statements of Wise.

DEBT GUARANTEES
As an affiliate guarantor, Wise has guaranteed Borden's credit facility and all of Borden's outstanding publicly held debt on a pari passu basis. Wise's aggregate liability under this guarantee shall not exceed the greater of its outstanding affiliated borrowings, or 95% of its adjusted net assets while Borden or any other obligated parties have obligations outstanding. Borden's outstanding credit facility and outstanding public borrowings amounted to $783,480 at December 31, 1997. Wise also guarantees $602 of outstanding debt for an independent distributor of Wise products.

Management does not expect these guarantees will have a material adverse effect on the consolidated financial statements of Wise.

12.      RELATED PARTIES

In addition to the affiliated debt and lease agreements, Wise is engaged in various transactions with Borden and its affiliated companies in the ordinary course of business. Prior to January 1, 1996, certain general and administrative costs, such as group and general insurance, retirement benefits, information services and corporate administrative departments were allocated to Wise.

Subsequent to January 1, 1996, a subsidiary of Borden provides certain administrative services to Wise at negotiated fees. These services include: processing of payroll as well as active and retiree group insurance claims, and securing insurance coverage for catastrophic claims. Wise reimburses the Borden subsidiary for payments for general disbursements, and general and group insurance and retirement benefit claims. The amount owed by Wise for these services is included in affiliated payables and was $1,204 and $1,849 at December 31, 1997 and 1996, respectively. Effective July 1, 1997, Wise secured the services of a third party for its general insurance needs related to losses that occur after the effective date, and makes payments directly to a third party vendor.

Wise is generally self-insured for general insurance claims and post-employment benefits other than pensions. The liabilities for these obligations are included in Wise's financial statements. By agreement, Borden has retained the obligation for active group insurance claims incurred in 1996 and paid in 1997.

During 1997, the majority of hourly employees at two plants converted their group insurance coverage from a Borden sponsored plan to a third party non-affiliated plan.

The following table summarizes the allocation of costs to Wise in 1996 and 1995 and the charges for these costs in 1997:

                                                                  YEAR ENDED DECEMBER 31,
                                                1997                      1996                    1995
------------------------------------------------------------------------------------------------------------------
Employee benefits                            $ 2,103                   $ 1,861                $  2,045
Group and general insurance                    4,193                     4,563                   7,441
Information services                             240                        40                      15
Corporate staff departments
        and overhead                           1,832                     2,235                   2,888
                                            --------                  --------                --------
                                             $ 8,368                   $ 8,699                $ 12,389
------------------------------------------------------------------------------------------------------------------

Wise also invests excess cash with Borden in one-day investments that totaled $2,350 and $1,800 at December 31, 1997 and 1996, respectively. Interest income from Borden for these one day investments totaled $148 and $30 for the years ended December 31, 1997 and 1996, respectively.

On July 14, 1997 and September 26, 1997, Wise entered into two unsecured agreements with a third party to finance insurance premiums of $532 and $210. Both agreements bear interest at a fixed annual rate of 5.4% and require monthly payments of principal and interest through the maturity date of April 1, 1998. Borden negotiated the interest rates under these agreements on behalf of the affiliated companies.

13.      COMMON STOCK AND STOCK OPTIONS

As part of the Incorporation, Wise issued one hundred shares of common stock, representing 100% of its common stock, to BWHLLC in exchange for $34.2 million in Borden Holdings' Notes (the "Notes"). Simultaneously with the Incorporation, the Notes were transferred to Borden in exchange for the net assets of Borden's salty snack business constituting the Wise operations.

In 1996, Wise Foods, a subsidiary of Wise, issued a total of 6,971,000 shares of common stock with a par value of $.01 per share. Out of the total shares issued, 131,000 shares were issued to key members of management at $5 per share, along with the grant of options to purchase an additional 262,000 shares of common stock at an exercise price of $10 per share (the "1996 Option Plan"). In 1997, Wise Foods issued an additional 19,000 shares which provided for 38,000 options under similar arrangements. The options expire 10 years from the date of grant and vest ratably over 5 years. The options are generally not transferable and exercisability of the options will accelerate upon a change of control. In both years, the remainder of Wise Foods' issued and outstanding shares, amounting to 6,821,000 and 6,840,000 shares in 1997 and 1996, respectively, were held by Wise, its parent.

Information regarding Wise Foods' 1996 Option Plan is summarized below:

                                                                Stock                            Weighted
                                                                Options                        Average Price
--------------------------------------------------------------------------------------------------------------
Outstanding at 12/31/95
        Granted                                                 262,000                            $10
        Exercised
        Canceled                                             ----------                       --------
Outstanding at 12/31/96                                         262,000                            $10
        Granted                                                  38,000                            $10
        Exercised
        Canceled                                             ----------                       --------
Outstanding at 12/31/97                                         300,000                            $10
                                                             ==========                       ========

Exercisable at 12/31/97                                          52,400
--------------------------------------------------------------------------------------------------------------

The pro forma disclosure of net income and earnings per share, that would have been recognized in the 1997 consolidated statement of operations if the fair value-based method had been used, was not material.

14.      SUPPLEMENTAL INCOME STATEMENT INFORMATION

                                                                 YEAR ENDED DECEMBER 31
                                                     1997               1996                1995
--------------------------------------------------------------------------------------------------------------
Advertising and promotion expenses                $22,468            $29,747             $30,892
Research and development expenses                   1,787                957                 695
Depreciation                                        6,085              5,755               5,829
Amortization                                          470                470                 470

15.      BUSINESS ACQUISITION AND DIVESTITURE

On July 31, 1997, for a purchase price of $1.9 million, Wise acquired certain assets (accounted for under the purchase method) of Quality Foods of North Carolina, an independent distributor of Wise products and other snack food products throughout North and South Carolina. Wise will continue to use the acquired assets for the purpose of distribution of snack foods.

Wise has reached a tentative agreement to sell the stock of its Puerto Rican subsidiary. The selling price of the business is expected to approximate book value. In the opinion of management, the sale of the subsidiary will have no material adverse effect on Wise.