Form 10-Q
period 1998-03-31
BORDEN INC
filed 1998-05-14
CIK 13239

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

X        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
-        EXCHANGE ACT OF 1934.

For the quarterly period ended              March 31, 1998
                               -------------------------------------------------

Commission file number                             I-71
                       ---------------------------------------------------------

                                  BORDEN, INC.

         New Jersey                                         13-0511250
-------------------------------------------            -------------------------
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

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  _X_   No__

Number of shares of common stock, $0.01 par value, outstanding as of the close of business on May 14, 1998: 198,974,994

BORDEN, INC.

INTRODUCTION

The following filing with the Securities and Exchange Commission ("SEC") by Borden, Inc. ("the Company") presents four separate financial statements:
Borden, Inc. Consolidated Financial Statements, Borden, Inc. and Affiliates Condensed Combined Financial Statements, the Condensed Financial Statements of Wise Holdings, Inc. ("Wise Holdings") and Condensed Financial Statements of Borden Foods Holdings Corporation ("Foods Holdings"). The consolidated statements present the Company after the effect of the sales of (i) the Company's former salty snacks business ("Wise") to Wise Holdings and its subsidiaries and (ii) the Company's former domestic and international foods business ("Foods") to Foods Holdings and its subsidiaries, as explained in Note 1 to the consolidated and combined financial statements. The Company, Wise Holdings, and Foods Holdings are controlled by BW Holdings, LLC ("BWHLLC"). The consolidated financial statements are those of the Company, which is the SEC Registrant.

The Borden, Inc. and Affiliates ("the Combined Companies") condensed combined financial statements are included herein to present the Company on a combined historical basis, including the financial position, results of operations and cash flows of Wise and Foods. The Combined Companies condensed financial statements are included because management of the Company continues to control significant financial and managerial decisions with respect to Wise Holdings and Foods Holdings. In accordance with rule 3-10 of Regulation S-X, the condensed financial statements of Wise Holdings and Foods Holdings are included in Part II of this Quarterly Report on Form 10-Q because Wise Holdings and Foods Holdings are guarantors of the Company's credit facility and all of the Company's outstanding publicly held debt. The Combined Companies condensed financial statements do not reflect pushdown accounting and therefore present financial information on a basis consistent with that on which credit was originally extended to the Company.

BORDEN, INC.

INDEX

PART 1 - FINANCIAL INFORMATION

BORDEN, INC. ("BORDEN") CONDENSED CONSOLIDATED AND BORDEN, INC.
AND AFFILIATES CONDENSED COMBINED FINANCIAL STATEMENTS

     Condensed Consolidated Statements of  Operations and Comprehensive Income,
        three months ended March 31, 1998 and 1997..................................................................  4
     Condensed Consolidated Balance Sheets, March 31, 1998 and December 31, 1997....................................  6
     Condensed Consolidated Statements of Cash Flows, three months ended March 31, 1998 and 1997....................  8
     Condensed Consolidated Statement of Shareholders' Equity, three months ended March 31, 1998.................... 10
     Condensed Combined Statements of Operations and Comprehensive Income
        three months ended March 31, 1998 and 1997.................................................................. 11
     Condensed Combined Balance Sheets, March 31, 1998 and December 31, 1997........................................ 12
     Condensed Combined Statements of Cash Flows,
        three months ended March 31, 1998 and 1997.................................................................. 14
     Condensed Combined Statement of Shareholders' Equity, three months ended
        March 31, 1998.............................................................................................. 16
     Notes to Condensed Consolidated and Condensed Combined Financial Statements.................................... 17

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................... 21

PART II - OTHER INFORMATION

Item 1. Legal Proceedings........................................................................................... 26
Item 6. Exhibits, Guarantor Financial Statement Schedules and Reports on Form 8-K................................... 26

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (UNAUDITED)
BORDEN, INC.                                               Three Months Ended
                                                                March 31,
(In millions, except per share data)                        1998         1997
--------------------------------------------------------------------------------

Net sales                                                 $  367.1     $  361.7
Cost of goods sold                                           274.8        275.2
                                                          --------     --------

Gross margin                                                  92.3         86.5
                                                          --------     --------

Distribution expense                                          12.3         12.4
Marketing expense                                             19.4         18.9
General & administrative expense                              35.4         30.8
                                                          --------     --------

Operating income                                              25.2         24.4
                                                          --------     --------

Interest expense                                              16.4         23.5
Other non-operating (income) expense                          (5.9)         4.2
Affiliated interest expense, net of affiliated interest
   income of $1.1 and $6.1, respectively                       4.7         (5.0)
                                                          --------     --------

Income from continuing operations
   before income tax                                          10.0          1.7
Income tax expense                                             4.2          3.5
                                                          --------     --------

Income (loss) from continuing operations                       5.8         (1.8)
                                                          --------     --------

Discontinued operations:

   Income from operations, net of tax                          2.3          7.1
   Income from disposal, net of tax                           26.0           --
                                                          --------     --------

Net income                                                    34.1          5.3

Preferred stock dividends                                    (18.4)       (18.4)
                                                          --------     --------

Net income (loss) applicable to common stock              $   15.7     $  (13.1)
                                                          ========     ========


Comprehensive income (See Note 5)                         $   36.3     $   (2.6)
                                                          ========     ========

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (UNAUDITED) (continued)
BORDEN, INC.
                                                          Three Months Ended
                                                               March 31,
(In millions, except per share data)                    1998            1997
--------------------------------------------------------------------------------

Basic and Diluted Per Share Data

Income (loss) from continuing operations              $     0.03     $    (0.01)
Discontinued operations:
   Income from operations                                   0.01           0.04
   Income from disposal                                     0.13             --
                                                      ----------     ----------


Net income                                                  0.17           0.03
Preferred stock dividends                                  (0.09)         (0.09)
                                                      ----------     ----------

Net income (loss) applicable to common stock          $     0.08     $    (0.06)
                                                      ==========     ==========

Dividends per common share                            $     0.07     $     0.06
Dividends per preferred share                         $     0.75     $     0.75

Average number of common shares outstanding
   during the period                                       199.0          199.0


--------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Combined Financial Statements

--------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
BORDEN, INC.
(In millions)
                                                                              March 31,     December 31,
ASSETS                                                                          1998            1997
--------------------------------------------------------------------------------------------------------

CURRENT ASSETS
      Cash and equivalents                                                    $    867.3     $    183.6
      Accounts receivable (less allowance for doubtful accounts of $10.0
        and $9.4, respectively)                                                    257.3          242.2
      Amount due from unconsolidated affiliate                                       6.2
      Inventories:
        Finished and in-process goods                                               72.5           74.8
        Raw materials and supplies                                                  58.5           54.3
      Deferred income taxes                                                        110.5          106.1
      Other current assets                                                          27.7           34.9
      Net assets of discontinued operations (See Note 4)                              --          165.2
                                                                              ----------     ----------
                                                                                 1,400.0          861.1

INVESTMENTS AND OTHER ASSETS
      Investments                                                                  117.6          109.5
      Deferred income taxes                                                        118.4          170.4
      Prepaid pension assets                                                       135.8          140.2
      Other assets                                                                  33.1           34.3
      Assets sold under contractual arrangement (net of allowance
       of $62.4 and $609.6) (See Note 2)                                            45.3          302.1
                                                                              ----------     ----------
                                                                                   450.2          756.5

PROPERTY AND EQUIPMENT
      Land                                                                          24.1           23.5
      Buildings                                                                    109.8          106.8
      Machinery and equipment                                                      761.8          738.4
                                                                              ----------     ----------
                                                                                   895.7          868.7
      Less accumulated depreciation                                               (372.4)        (360.8)
                                                                              ----------     ----------
                                                                                   523.3          507.9

INTANGIBLES                                                                         79.6           80.4
                                                                              ----------     ----------

TOTAL ASSETS                                                                  $  2,453.1     $  2,205.9
                                                                              ==========     ==========

--------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Combined Financial Statements

---------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
BORDEN, INC.

(In millions, except share data)
                                                                          March 31,    December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                        1998          1997
---------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
      Debt payable within one year                                        $     12.3     $      6.9
      Accounts and drafts payable                                              142.8          137.3
      Income taxes payable                                                     334.0          309.6
      Loan payable to unconsolidated affiliate                                 599.7
      Other current liabilities                                                344.8          332.8
                                                                          ----------     ----------
                                                                             1,433.6          786.6
                                                                          ----------     ----------

OTHER LIABILITIES
      Liabilities sold under contractual arrangement                            41.6          230.1
      Long-term debt                                                           553.3          788.3
      Non-pension post-employment benefit obligations                          220.2          226.3
      Other long-term liabilities                                              106.6           94.9
                                                                          ----------     ----------
                                                                               921.7        1,339.6
                                                                          ----------     ----------
      Commitments and Contingencies (Note 7)

SHAREHOLDERS' EQUITY
      Preferred stock - Issued 24,574,751 shares                               614.4          614.4
      Common stock - $0.01 par value: authorized 300,000,000 shares,
         Issued 198,974,994 shares                                               2.0            2.0
      Paid in capital                                                          355.7          384.0
      Receivable from parent                                                  (435.6)        (464.1)
      Accumulated other comprehensive income                                   (45.8)         (48.0)
      Accumulated deficit                                                     (392.9)        (408.6)
                                                                          ----------     ----------
                                                                                97.8           79.7
                                                                          ----------     ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $  2,453.1     $  2,205.9
                                                                          ==========     ==========

---------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Combined Financial Statements

--------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
BORDEN, INC.                                                     Three Months Ended
                                                                      March 31,
(In millions)                                                     1998         1997
--------------------------------------------------------------------------------------

CASH FLOWS (USED IN) OPERATING ACTIVITIES
      Net income                                                 $   34.1     $   5.3
      Adjustments to reconcile net income to net
      cash (used in) operating activities:
         (Gain) on disposal of discontinued operations              (90.7)         --
         Deferred tax provision                                      61.4       (17.5)
         Depreciation and amortization                               13.0         8.7
         Unrealized (gain) on interest rate swap                     (1.7)       (4.9)
         Loss on net assets sold under contractual arrangement        1.4         9.3
         Due from affiliate                                          (6.3)         --
         Restructuring                                                 --        (2.2)
      Net change in assets and liabilities:
         Trade receivables                                          (13.5)      (21.3)
         Inventories                                                  1.4         2.9
         Trade payables                                               7.0        (5.1)
         Income taxes                                                26.2        20.3
         Other assets                                                 2.0        12.3
         Other liabilities                                          (46.3)      (52.0)
         Discontinued operations, working capital, cash
            and non cash charges                                      3.0        (2.2)
                                                                 --------     -------
                                                                     (9.0)      (46.4)
                                                                 --------     -------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
      Capital expenditures                                          (16.3)      (25.2)
      Proceeds from the divestiture of businesses                   304.8        13.7
      Purchase of business                                          (14.4)         --
      Return on investment in affiliate                              66.9         2.1
                                                                 --------     -------
                                                                    341.0        (9.4)
                                                                 --------     -------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net short-term debt payments                                    5.4        (1.3)
      Borrowings of long-term debt                                     --        50.3
      Repayment of long-term debt                                  (235.0)         --
      Affiliated borrowings                                         599.7          --
      Interest received from parent                                  13.3        12.7
      Common stock dividends paid                                   (13.3)      (12.7)
      Preferred stock dividends paid                                (18.4)      (18.4)
                                                                 --------     -------
                                                                    351.7        30.6
                                                                 --------     -------

--------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
BORDEN, INC.
                                                                        Three Months Ended
                                                                             March 31,
(In millions)                                                            1998        1997
--------------------------------------------------------------------------------------------

      Increase (decrease) in cash and equivalents                      $  683.7    $  (25.2)
      Cash and equivalents at beginning
      of period                                                           183.6       109.5
                                                                       --------    --------
      Cash and equivalents at end
      of period                                                        $  867.3    $   84.3
                                                                       ========    ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid:
            Interest                                                   $   20.4    $   17.7
            Taxes                                                           2.2         5.9
      Non-cash activity:
            Distribution of note receivable from Company's parent
                to cancel options                                          28.5
            Investment retained in Decorative Products                     10.5
            Capital contribution by parent                                  6.1

--------------------------------------------------------------------------------------------


See Notes to Condensed Consolidated and Combined Financial Statements

------------------------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
BORDEN, INC.

(In millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Accumulated
                                      Preferred        Common        Paid-in      Receivable       Other       Accumulated
                                        Stock          Stock         Capital         from      Comprehensive     Deficit     Total
                                                                                    Parent         Income
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997            $  614.4       $   2.0       $  384.0      $ (464.1)       $ (48.0)      $ (408.6)    $  79.7
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                         34.1        34.1

Cash dividends-preferred stock                                                                                    (18.4)      (18.4)

Cash dividends-common stock                                           (13.0)                                                  (13.0)

Translation adjustments and other                                                                    2.2                        2.2

Interest accrued on notes from parent                                   8.0                                                     8.0

Capital contribution from parent                                        6.1                                                     6.1

Cancel option on Decorative Products                                  (29.4)         28.5                                      (0.9)
------------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1998               $  614.4       $   2.0       $  355.7      $ (435.6)       $ (45.8)      $ (392.9)    $  97.8
------------------------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Combined Financial Statements

--------------------------------------------------------------------------------
CONDENSED COMBINED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (UNAUDITED)
BORDEN, INC. AND AFFILIATES                               Three Months Ended
                                                              March 31,
(In millions)                                            1998           1997
--------------------------------------------------------------------------------

Net sales                                              $  643.6       $  836.8
Cost of goods sold                                        442.1          569.9
                                                       --------       --------

Gross margin                                              201.5          266.9
                                                       --------       --------

Distribution expense                                       33.8           40.9
Marketing expense                                          93.3          152.4
General & administrative expense                           57.3           59.0
Net (gain) on divestiture of business                    (301.4)            --
                                                       --------       --------

Operating income                                          318.5           14.6
                                                       --------       --------

Interest expense                                           16.9           23.8
Other non-operating (income)                               (8.0)          (6.8)
                                                       --------       --------

Income (loss) from continuing operations
  before income tax                                       309.6           (2.4)
Income tax expense (benefit)                               66.8           (1.2)
                                                       --------       --------

Income (loss) from continuing operations                  242.8           (1.2)
                                                       --------       --------

Discontinued operations:

   Income from operations, net of tax                       2.3            7.1
   Income from disposal, net of tax                        26.0             --
                                                       --------       --------

Net income                                                271.1            5.9

Affiliate's share of income                              (128.7)

Preferred stock dividends                                 (18.4)         (18.4)
                                                       --------       --------

Net income (loss) applicable to common stock           $  124.0       $  (12.5)
                                                       ========       ========


Comprehensive income (See Note 5)                      $  271.7       $  (16.2)
                                                       ========       ========

--------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Combined Financial Statements

--------------------------------------------------------------------------------
CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)
BORDEN, INC. AND AFFILIATES

(In millions)
                                                         March 31,  December 31,
ASSETS                                                     1998         1997
-------------------------------------------------------------------------------

CURRENT ASSETS
      Cash and equivalents                                $  877.9     $  198.6
      Accounts receivable (less allowance for doubtful
        accounts of $15.1 and $16.7, respectively)           365.1        425.6
      Inventories:
        Finished and in-process goods                        146.9        192.1
        Raw materials and supplies                            86.8        101.2
      Deferred income taxes                                  160.4        149.3
      Other current assets                                    47.7         67.1
      Net assets of discontinued operations (See Note 4)        --        165.2
                                                          --------     --------
                                                           1,684.8      1,299.1

INVESTMENTS AND OTHER ASSETS
      Investments                                            117.6        109.5
      Deferred income taxes                                  119.5        223.6
      Prepaid pension assets                                 146.9        151.2
      Other assets                                            36.2         38.7
                                                          --------     --------
                                                             420.2        523.0

PROPERTY AND EQUIPMENT
      Land                                                    40.7         42.2
      Buildings                                              238.9        255.1
      Machinery and equipment                              1,174.5      1,227.9
                                                          --------     --------
                                                           1,454.1      1,525.2
      Less accumulated depreciation                         (699.0)      (731.8)
                                                          --------     --------
                                                             755.1        793.4

INTANGIBLES                                                  419.9        434.2
                                                          --------     --------

TOTAL ASSETS                                              $3,280.0     $3,049.7
                                                          ========     ========

--------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Combined Financial Statements

--------------------------------------------------------------------------------
CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)
BORDEN, INC. AND AFFILIATES

(In millions)
                                                     March 31,      December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                   1998            1997
--------------------------------------------------------------------------------

CURRENT LIABILITIES
      Debt payable within one year                    $   30.4         $   28.0
      Accounts and drafts payable                        227.2            248.6
      Income taxes payable                               373.9            353.0
      Other current liabilities                          600.2            490.5
                                                      --------         --------
                                                       1,231.7          1,120.1
                                                      --------         --------

OTHER LIABILITIES
      Long-term debt                                     558.7            794.9
      Non-pension post-employment
      benefit obligations                                239.1            245.5
      Other long-term liabilities                        134.6            135.2
                                                      --------         --------
                                                         932.4          1,175.6
                                                      --------         --------
      Commitments and Contingencies (See Note 7)

SHAREHOLDERS' EQUITY
      Preferred stock                                    614.4            614.4
      Common stock                                         2.0              2.0
      Paid in capital                                    636.9            666.5
      Receivable from parent                            (435.6)          (464.1)
      Affiliate's interest in subsidiary                 333.3            203.3
      Accumulated other comprehensive income             (72.2)          (181.2)
      Retained earnings (deficit)                         37.1            (86.9)
                                                      --------         --------
                                                       1,115.9            754.0
                                                      --------         --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $3,280.0         $3,049.7
                                                      ========         ========

--------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Combined Financial Statements

------------------------------------------------------------------------------------
CONDENSED COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
BORDEN, INC. AND AFFILIATES
                                                                Three Months Ended
                                                                     March 31,
(In millions)                                                   1998          1997
------------------------------------------------------------------------------------

CASH FLOWS (USED IN) OPERATING ACTIVITIES
      Net income                                              $  271.1       $   5.9
      Adjustments to reconcile net income to net
      cash (used in) from operating activities:
        (Gain) on disposal of discontinued operations            (90.7)           --
        Deferred tax provision                                    97.2          18.9
        Depreciation and amortization                             23.6          23.2
        Net (gain) on divestiture of business                   (301.4)           --
        Unrealized (gain) on interest rate swap                   (1.7)         (4.9)
        Restructuring                                               --          (2.2)
      Net change in assets and liabilities:
        Trade receivables                                         22.0           7.6
        Inventories                                               11.5           9.3
        Trade payables                                           (13.9)        (36.1)
        Income taxes                                              22.7         (33.6)
        Other assets                                             (29.9)         13.3
        Other liabilities                                        (48.1)        (48.7)
        Discontinued operations, working capital, cash
          and non cash charges                                     3.0          (2.2)
                                                              --------       -------
                                                                 (34.6)        (49.5)
                                                              --------       -------

CASH FLOWS FROM (USED IN)INVESTING ACTIVITIES
      Capital expenditures                                       (22.5)        (33.9)
      Proceeds from the divestiture of businesses                994.3          13.7
      Proceeds from the sale of fixed assets                       8.8            --
      Purchase of business                                       (14.4)           --
                                                              --------       -------
                                                                 966.2         (20.2)
                                                              --------       -------

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES
      Net short-term debt payments                                 1.4           0.8
      Borrowings of long-term debt                                  --          49.5
      Repayment of long-term debt                               (235.3)           --
      Interest received from parent                               13.3          12.7
      Common stock dividends paid                                (13.3)        (12.7)
      Preferred stock dividends paid                             (18.4)        (18.4)
                                                              --------       -------
                                                                (252.3)         31.9
                                                              --------       -------

------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
CONDENSED COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)
BORDEN, INC. AND AFFILIATES
                                                                       Three Months Ended
                                                                            March 31,
(In millions)                                                          1998          1997
----------------------------------------------------------------------------------------------

      Increase (decrease) in cash and equivalents                    $  679.3      $  (37.8)
      Cash and equivalents at beginning
        of period                                                       198.6         144.7
                                                                     --------      --------
      Cash and equivalents at end
        of period                                                    $  877.9      $  106.9
                                                                     ========      ========


Supplemental Disclosures of Cash Flow Information
      Cash paid:
        Interest                                                     $   21.2      $   21.7
        Taxes                                                            34.7          18.7
      Non-cash activity:
        Distribution of note receivable from Company's parent
           to cancel options                                             28.5
        Investment retained in Decorative Products                       10.5
        Capital contribution by parent                                    6.1
        Affiliate's share of income                                     128.7
----------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Combined Financial Statements

------------------------------------------------------------------------------------------------------------------------------------
CONDENSED COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
BORDEN, INC. AND AFFILIATES

(In millions)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                               Accumulated
                                      Preferred   Common    Paid-in  Receivable  Affiliate's      Other        Retained
                                        Stock      Stock    Capital     from     Interest in   Comprehensive   Earnings     Total
                                                                       Parent     Subsidiary      Income       (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997            $614.4       $2.0      $666.5   $(464.1)     $203.3        $(181.2)       $(86.9)   $  754.0
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                       271.1       271.1

Cash dividends-preferred                                                                                         (18.4)      (18.4)

Cash dividends-common stock                                   (13.0)                                                         (13.0)

Translation adjustments and other                                                                  109.0                     109.0

Interest accrued on notes from parent                           8.0                                                            8.0

Cancel option on Decorative Products                          (29.4)     28.5                                                 (0.9)

Capital contribution from parent                                6.1                                                            6.1

Affiliate's interest in subsidiary                             (1.3)                130.0                       (128.7)
------------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1998               $614.4       $2.0      $636.9   $(435.6)     $333.3        $ (72.2)       $ 37.1    $1,115.9
------------------------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Combined Financial Statements

NOTES TO CONDENSED CONSOLIDATED
AND CONDENSED COMBINED FINANCIAL STATEMENTS
(Dollars in millions except per share amounts and as otherwise indicated)

1.    BASIS OF PRESENTATION

      Borden, Inc. (the "Company") conducts operations in the following businesses: adhesives and resins ("chemical"), and consumer adhesives and infrastructure management services ("consumer products and services"). Borden, Inc. and Affiliates (the "Combined Companies") includes the financial condition and results of operations of the Company with the financial condition and results of operations of the Company's former international and domestic food operations ("Foods") and former salty snacks business ("Wise").

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ASSETS AND LIABILITIES HELD UNDER CONTRACTUAL ARRANGEMENTS - Because management of the Company exercises significant control over Wise and Foods, the assets and liabilities of Wise and Foods, as of their respective sale dates, are classified as "sold under contractual arrangements" in the consolidated financial statements. In addition, any future losses incurred by Wise and Foods will be recorded in the consolidated financial statements to the extent of the Company's net investment in Wise and Foods. During the first quarter of 1998 Foods Holdings repaid its note to the Company relating to the October 1, 1996 purchase of Foods. This allowed the Company to treat the transaction as a divestiture, and as such the investment in Foods is no longer carried on the consolidated balance sheet. At March 31, 1998, the Company's net investment in Wise was $3.7. The December 31, 1997 net investment totaled $6.5 for Wise and $65.5 for Foods. During the first quarter of 1998 and 1997, the Company recorded losses totaling $1.4 and $9.3. The losses are recorded as other non-operating expense in the consolidated results of operations.

      The Combined Companies continue to report Wise and Foods at the Company's historical values since they remain members of the controlled group and since in management's best estimate, future operating cash flows from Wise and Foods are expected to exceed the historical carrying values of the businesses.

      RECLASSIFICATION - Certain prior year amounts have been reclassified to conform with the 1998 presentation.

3.    ASSET WRITE-DOWNS AND BUSINESS REALIGNMENT

      In 1995, the Company began the process of redesigning its operating structure. As a result of this redesign, management decided to divest certain businesses that did not fit into the Company's long term strategic plan, and to build its core business through strategic acquisitions and investments in the existing business. The following describes business redesign activities during 1998.

      1998
      On February 6, 1998, the Company completed the acquisition of the resins and compounds division ("PMC") of Sun Coast Industries, Inc. for $14.4 in cash. The acquisition was accounted for using the purchase method and accordingly its results of operations have been included from the date of acquisition.

      On January 24, 1998, the Combined Companies completed the sale of its Signature Flavor business. Signature Flavor was purchased by Eagle Family Foods, Inc., a newly formed entity managed by GE Investments and Warburg, Pincus & Co. LLC. The sale generated proceeds of $376.5 and an after-tax gain of $235.1.

      On February 12, 1998, the Combined Companies sold the KLIM business to Nestle, S.A., including the KLIM milk powder business in Latin America and Asia, the non-dairy coffee creamer operations in South Africa, and the ice cream business in Puerto Rico. The Combined Companies received $313.0 for the sale of these operations. An accrued after-tax loss of $10.9 was recorded in the 1997 financial statements.

      In the second quarter of 1998, the Company completed the divestiture of its commercial and industrial wallcoverings business. Proceeds from the sale were approximately $16.0, and the loss on the sale was recorded in a prior period. The business was previously classified as a business held for sale.

4.    DISCONTINUED OPERATIONS

      The following operations are separate segments of the Company's business as defined by generally accepted accounting principles and have been reclassified to discontinued operations in the 1998 and 1997 statements of operations and cash flows. In addition, net assets relating to these businesses of $165.2 at December 31, 1997, have been reclassified to discontinued operations in the 1997 consolidated and combined balance sheets.

      Decorative Products
      -------------------
      On March 13, 1998, the Company completed the sale of its Decorative Products business to Blackstone Capital Partners III Merchant Banking Fund, L.P. Proceeds consisted of about $304.8 in cash plus a retained equity interest of 11 percent. The Company recorded an after tax gain of $26.0 in discontinued operations during the first quarter of 1998.

      Immediately prior to the transaction the Company canceled options on all of the common stock of the Decorative Products business. The options were issued in 1997 to BWHLLC for $31.0 in notes receivable from the Company's parent. The cancellation payment of $28.5, also made in notes receivable from the Company's parent, was based on an independent valuation. The resulting $0.9 net gain on the transaction is recorded in paid in capital.

      Dairy
      -----
      On September 4, 1997, the Company completed the sale of its dairy operations to Mid-America Dairymen, Inc. Net proceeds consisted of $405.2 in cash, which was used to pay down debt and to invest in existing businesses.

      The results indicated below for Decorative Products and Dairy operations have been reported separately as discontinued operations in the consolidated and combined statements of operations.

                                                   THREE MONTHS ENDED MARCH 31,
                                                      1998                1997
--------------------------------------------------------------------------------
     Net sales                                      $  73.2           $  299.5
     Income before income taxes                         3.5               13.7
     Income tax expense                                 1.2                6.6
     Income from discontinued operations                2.3                7.1
--------------------------------------------------------------------------------


5.    COMPREHENSIVE INCOME

     Comprehensive income was computed as follows:

                                                                   THREE MONTHS ENDED MARCH 31
                                                                   ---------------------------
                                                         CONSOLIDATED                   COMBINED
                                                         ------------                   --------
                                                        1998      1997              1998      1997
-------------------------------------------------------------------------------------------------------
     Net income                                     $  34.1     $  5.3          $   271.1    $  5.9
     Foreign currency translation adjustments           2.2       (7.9)             109.0     (22.1)
     Less:  Reclassification adjustment                                            (108.4)
                                                    -------     ------          ---------    ------
     Comprehensive Income                           $  36.3     $ (2.6)         $   271.7    $(16.2)
-------------------------------------------------------------------------------------------------------

      The reclassification adjustment represents the accumulated translation adjustment recognized on the sale of the Combined Companies' KLIM business.

6.    RELATED PARTY TRANSACTIONS

      During the first quarter of 1998, Foods Holdings repaid its note receivable to the Company that stemmed from its October 1, 1996, purchase of Foods. The note repayment ends the Company's remaining financial interest in Foods. As a result, the Company eliminated assets and liabilities held under contractual arrangements in the December 31, 1997, consolidated balance sheet. In 1998 the Company accounts for transactions with Foods as unconsolidated affiliated balances, not as an investment.

      The Company is engaged in various transactions with Foods in the ordinary course of business. These transactions include the processing of payroll and active and retiree group claims. Foods reimburses the Company for payments for general disbursements and group insurance. In addition Foods reimburses the Company for the payment of certain taxes. The amount due from Foods at March 31, 1998 was $6.2.

      In addition, Foods invested cash not used in operations with the Company. At March 31, 1998, Foods had $599.7 invested with the Company, which is reflected as a net loan payable to an unconsolidated affiliate in the consolidated balance sheet.

      Subsequent Event

      In the second quarter of 1998, the Combined Companies distributed $270.0 to an affiliate that is not within the Combined Companies controlled group. The distribution was consideration for an ownership interest in the trademarks that were sold with the divested businesses. In addition $346.0 was loaned on a short-term basis at rates that approximate market conditions, to Corning Consumer Products Company, which was purchased by the Company's parent on April 1, 1998. The loan was repaid during the second quarter of 1998.

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

      Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Environmental accruals are routinely reviewed on an interim basis as events and developments warrant and are subjected to a comprehensive review annually during the fiscal fourth quarter. The Company and the Combined Companies have each accrued approximately $22.7 and $23.4 at March 31, 1998, and December 31, 1997, respectively, for probable environmental remediation and restoration liabilities. This is management's best estimate of these liabilities, based on currently available information and analysis. The Company believes that it is reasonably possible that costs associated with such liabilities may exceed current reserves by amounts that may prove insignificant, or by amounts, in the aggregate, of up to approximately $20.0.

      LEGAL MATTERS - The Company has recorded $35.0 in liabilities on a combined basis and $20.4 on a consolidated basis at March 31, 1998, for legal costs in amounts that it believes are probable and reasonably estimable. These liabilities at December 31, 1997, totaled $35.8 on a combined basis and $21.0 on a consolidated basis. Actual costs are not expected to exceed these amounts. In addition, the Company may be held responsible for certain environmental liabilities incurred at Borden Chemicals and Plastics Limited Partnership facilities, which were previously owned by the Company. The Company believes, based upon the information it currently possesses, and taking into account its established reserves for estimated liability and its insurance coverage, that the ultimate outcome of the foregoing proceedings and actions is unlikely to have a material adverse effect on the Company's financial position or operating results.

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

PART I FINANCIAL INFORMATION

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is a comparison of sales and operating income by business unit.

(Dollars in millions)
--------------------------------------------------------------------------------
                                                  THREE MONTHS ENDED MARCH 31
                                                  ---------------------------
NET SALES                                           1998            1997
---------                                           ----            ----
   Chemical                                        $  319.7       $  318.3
   Consumer products
     and services                                      19.3           17.8
   Businesses held for sale                            28.1           25.6
                                                   --------       --------
   CONSOLIDATED NET SALES                             367.1          361.7

   Foods ongoing                                      149.6          205.3
   Foods Unaligned                                     73.0          213.3
                                                   --------       --------
     Total Foods                                      222.6          418.6
   Wise                                                53.9           56.5
                                                   --------       --------
   COMBINED NET SALES                              $  643.6       $  836.8
                                                   ========       ========

OPERATING INCOME
----------------
   Chemical                                        $   34.1       $   30.8
   Consumer products
     and services                                      (0.2)           1.1
   Corporate                                           (8.4)          (8.9)
                                                   --------       --------
     Subtotal                                          25.5           23.0
   Businesses held for sale                            (0.3)           1.4
                                                   --------       --------
   CONSOLIDATED OPERATING INCOME                       25.2           24.4

   Foods ongoing                                       (6.6)         (13.2)
   Foods Unaligned                                      1.4            4.8
   Gain on sale of Unaligned Foods business           301.4
                                                   --------       --------
     Total Foods                                      296.2           (8.4)
   Wise                                                (2.1)          (1.4)
   Combining adjustment                                (0.8)
                                                   --------       --------
   COMBINED OPERATING INCOME                       $  318.5       $   14.6
                                                   ========       ========

--------------------------------------------------------------------------------

CONSOLIDATED AND COMBINED THREE MONTHS ENDED MARCH 31, 1998 VERSUS THREE MONTHS ENDED MARCH 31, 1997

Consolidated

Consolidated net sales rose to $367.1 million in the first quarter of 1998 from $361.7 million in 1997. The increase of $5.4 million or just over 1% is the result of slight increases in all three of the Company's businesses. Operating income also improved by $0.8 million or 3%, due to an 11% increase in Chemical operating results due to improved margins, offset in part by less favorable results in the Consumer products and services segment.

Combined

Combined sales decreased $193.2 million to $643.6 million in the first quarter of 1998, from $836.8 million in 1997. The 23% decrease is due mainly to the absence of sales from Foods businesses divested in late 1997 and early 1998, compounded by a planned reduction in pasta volume, reflecting Foods management's decision to exit from the unprofitable private label business and unprofitable markets. Operating income for the Combined Companies improved $303.9 million to $318.5 million, the result of a $301.4 million gain on the sale of Unaligned Foods businesses in early 1998 and, to a lesser extent, by improved margins in the pasta business.

Chemical

Chemical sales improved slightly for first quarter, up $1.4 million to $319.7 million from $318.3 million in 1997. The acquisition of Melamine Chemicals in late 1997 and the acquisition of the resins and compounds business of Sun Coast in early 1998 contributed $15.5 million to first quarter 1998 sales. The favorable impact of these acquisitions was substantially offset by the effect of unfavorable currency exchange rates and lower volume when compared to 1997, especially in Asia Pacific and Latin America. In addition, increased volume in forest products was substantially offset by lower prices resulting from pass-through of lower raw material costs.

Chemical operating income improved $3.3 million or 11% from the first quarter of 1997 to $34.1 million. This improvement reflects the 1997 acquisition of Melamine Chemicals and improved volume for forest products, partially offset by the impact of lower volumes in all three international regions and higher general and administrative expenses.

Consumer products and services

Consumer products and services sales improved $1.5 million or 8% to $19.3 million in the first quarter of 1998. This improvement is due partially to increasing end-user consumption in the consumer adhesives business, which management expects to result in improved sales in the next quarter as mass merchant orders increase to match end-user consumption. The infrastructure management services business also showed a $0.9 million increase in sales to third parties due to transition services provided to businesses divested by the Company.

Operating results showed a $1.3 million decrease to a loss of $0.2 million. This decline was the result of higher administrative expenses in the infrastructure management services business, including depreciation of information systems added during 1997. Consumer adhesives results were flat compared to 1997.

Corporate

Corporate operating results were relatively flat, improving $0.5 million to expense of $8.4 million in the first quarter, compared to $8.9 million in 1997.

Businesses held for sale

Sales improved 10% to $28.1 million in the first quarter of 1998 from $25.6 million in 1997. The sales increase did not translate into improved operating income, which declined to a $0.3 million loss from $1.4 million income in 1997 due to higher manufacturing costs. The remaining business (a commercial and industrial decorative surfacing products operation) was sold on April 29, 1998. The loss on the sale of this business was accrued in a prior year.

Foods

Sales for Foods' ongoing operations declined $55.7 million or 27% to $149.6 million in the first quarter of 1998 from $205.3 million in 1997. This decrease was the expected result of a reduction in pasta volume throughout 1997 due to management's decision to exit from the unprofitable private label pasta business and unprofitable markets, and by the elimination of low margin product lines, as well as lower volumes in core branded pasta. Sales for Unaligned Foods businesses decreased $140.3 million from $213.3 million to $73.0 million. This decrease is the result of the absence of sales from certain Foods product lines, which were divested in the first quarter of 1998, and the cheese and candy coated popcorn businesses which were divested in the fourth quarter of 1997.

Operating results for ongoing operations improved $6.6 million in 1998 to a loss of $6.6 million from a loss of $13.2 million in 1997. The improvement is primarily due to lower administrative costs, slightly higher gross margins due to the exit from unprofitable private label pasta and unprofitable markets, and improved manufacturing efficiencies from management's ongoing efforts to reduce pasta conversion costs. These improvements were partially offset by lower volumes and higher raw materials costs in branded pasta. Foods' Unaligned businesses operating income was $302.8 million in 1998, up from $4.8 million in 1997. This increase was the result of a $301.4 million gain on the sale of the Signature Flavors business.

Wise

Wise sales in the first quarter of 1998 decreased $2.6 million to $53.9 million from $56.5 million in 1997. The slight decrease was mainly the result of increased competitive activity, with many competitors using deep feature pricing in attempts to gain market share. Operating results declined $0.7 million to a $2.1 million loss from a $1.4 million loss in 1997, reflecting a $1.0 million loss accrued on the sale of a business.

NON-OPERATING EXPENSES AND INCOME TAXES

Following is a comparison of non-operating expenses and income taxes for the three months ended March 31, 1998 and 1997.


                                                        THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------
                                                    CONSOLIDATED                COMBINED
                                                    ------------                --------
(Dollars in millions)                             1998      1997             1998      1997
--------------------------------------------------------------------------------------------
Interest expense                                $16.4     $23.5           $ 16.9    $ 23.8
Other non-operating(income) expense              (5.9)      4.2             (8.0)     (6.8)
Affiliated interest expense (income), net         4.7      (5.0)              --        --
Income tax expense (benefit)                      4.2       3.5             66.8      (1.2)
Effective tax rate                                 42%       *                22%       *
--------------------------------------------------------------------------------------------

*Not meaningful

The favorable fluctuations in interest expense for the Company and the Combined Companies are attributable to cash proceeds from the sale of the Decorative Products business used to pay down debt.

The $10.1 million improvement in the Company's other non-operating expenses in 1998 is attributable to a $4.9 million increase in interest income from the investment of proceeds from the sale of certain Unaligned Foods businesses in short term investments, and the absence of a $8.3 million accounting charge associated with the Company's net investment in Foods when compared to 1997. The improvements were partially offset by a $3.2 million decrease in income from marking an interest rate swap to its market value when compared to the prior year effect.

The $1.2 million increase in the Combined Companies other non-operating income is a result of the increase in interest income partially offset by the $3.2 million decrease in income from the interest rate swap.

The change in the affiliated interest reflects interest expense associated with the Foods investment of cash not used in operations within the Company.

The 1998 consolidated effective income tax rate approximates the statutory rate for the Company. The Unaligned Foods business divestitures led to a lower effective tax rate for the Combined Companies in 1998 as a portion of the gain is not subject to corporate tax.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Consolidated cash flows from operating activities improved $37.4 million to a $9.0 million outflow in 1998. The Chemical operations contributed an additional $3.3 million to operating income in the first quarter of 1998, as compared to the first quarter of 1997, primarily from the November 1997 acquisition of Melamine Chemicals. Improved working capital flows accounted for the remainder of the improvement.

Combined operating cash flows reflect the items noted above and increased working capital outflows in the Foods business.

Investing Activities

Consolidated investing activities generated cash of $341.0 million in 1998 compared to a use of $9.4 million in 1997. The first quarter 1998 acquisition/divestiture activity reflects the following: proceeds from the sale of Decorative Products of $304.8 million, $66.9 million relating to the return on investment in Foods and Wise, partially offset by the acquisition of a resins and compounds operation acquired from Sun Coast Industries, Inc. for $14.4 million.

In addition to the above, the Combined Companies divestiture activity reflects $689.5 million of proceeds resulting from the sale of Unaligned Foods businesses. During the first quarter of 1998, the Combined Companies sold certain unaligned product lines to Eagle Family Foods for $376.5 million, and its worldwide KLIM milk powder and non-dairy creamer business in South Africa and a Puerto Rican ice cream business to Nestle for $313.0. The $66.9 million return on investment in the consolidated investing flows is eliminated in the combined investing flows as the Foods operations are included in the Combined Companies.

Capital expenditures decreased by $8.9 million and $11.4 million in the consolidated and combined investing cash flows, respectively, primarily as a result of the absence of the dairy operations, which were sold in the third quarter of 1997.

In the second quarter of 1998, $270.0 million of the Combined Companies' proceeds were distributed to an affiliate that is not within the Combined Companies controlled group but has an ownership interest in the trademarks that were sold with the divested businesses. In addition $346.0 million of the proceeds were loaned on a short-term basis at rates that approximate market conditions, to Corning Consumer Products Company, which was purchased by the Company's parent on April 1, 1998. The loan was repaid during the second quarter of 1998.

Financing Activities

Consolidated financing activities generated $351.7 million in cash during the first quarter of 1998 compared to $30.6 million during the same period of 1997. Cash generated from investing activities was used to repay the $235.0 million revolving line of credit and to pay preferred dividends during the first quarter of 1998. The Company's $599.7 million affiliated borrowings represent proceeds from the sale of Unaligned Foods businesses which were in turn invested in cash equivalents.

Combined financing activities reflect the above with the exception of the affiliated borrowings with Foods. The Foods proceeds are included in investing activities.

IMPACT OF THE YEAR 2000 ISSUE

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's and Companies' computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Corrective action to address the year 2000 issue has begun. The Company and Companies are utilizing both internal and external resources to identify, correct and test the systems for year 2000 compliance. The Company and Companies are each in the midst of conducting a complete assessment of computer systems, developing a comprehensive implementation plan to resolve the issue, and preparing cost estimates to achieve year 2000 compliance. Each of the Company's and Companies' businesses is, or soon will be, in the process of implementing comprehensive new financial and business systems that are year 2000 compliant. Implementation of these new systems is expected to be completed in 1999. While management cannot reasonably estimate the cost of implementation of all systems necessary to comply with year 2000 dating, significant investments in information systems have been made since 1996 that will total in excess of $90.0 million by the year 2000. Any remaining costs are not expected to have a material impact on the financial position or results of operations of the Company in any year. In addition, plans are being developed to address the risks related to plant systems, data and system infrastructure, suppliers and customers. Also, although the Company's systems do not rely significantly on systems of other companies, the Company cannot provide assurance that failure of third parties to address the year 2000 issue will not have an adverse impact on the Company.

The Company intends its year 2000 date conversion project to be completed on a timely basis so as to not significantly impact business operations. If the necessary modifications and conversions are not completed timely, the year 2000 issue may have a material impact on the Company.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

The Company and its officers may, from time to time, make written or oral statements regarding the future performance of the Company, including statements contained in the Company's filings with the Securities and Exchange Commission. Investors should be aware that these statements are based on currently available financial, economic, and competitive data and on current business plans. Such statements are inherently uncertain and investors should recognize that events could cause the Company's actual results to differ materially from those projected in forward-looking statements made by or on behalf of the Company. Such risks and uncertainties are primarily in the areas of result of operations by business unit, liquidity, legal, environmental liabilities, year 2000 compliance, and risk management.

PART II

Item 1:  LEGAL PROCEEDINGS

In July 1995, a Fresno, California jury returned a verdict in favor of Helms Tomato, Inc., a Fresno agribusiness, against the Combined Companies' Foods business for approximately $11.5 million for wrongful termination of a tomato packing agreement. In granting the award for lost profits, the Jury found that while the Foods business had a legal right to terminate the agreement, it was estopped from doing so because of an oral representation made by a former Foods employee. On March 31, 1998, the court granted Foods' motion for a new trial, citing, among other grounds, misconduct of plaintiff's counsel and insufficiency of plaintiff's evidence of damages. No date has been set for the retrial.

Otherwise, there have been no material developments in the ongoing legal proceedings that are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The Company is involved in other litigation throughout the United States, which is considered to be in the ordinary course of the Company's business.

The Company believes, based on the information it presently possesses, and taking into account its established reserves for estimated liability and its insurance coverages, that the ultimate outcome of the foregoing proceedings is unlikely to have a materially adverse effect on the Company's financial position or operating results.

Item 6:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a.       Exhibits

         (10) Letter Amendment and Extension of Waiver dated January 30, 1998 among the Company, Borden Foods Holdings Corporation, Wise Holdings, Inc., and certain lenders represented by Citbank, N.A. as administrative agent.

         (27)     Financial Data Schedule

b.       Financial Statement Schedules

Included are the separate financial statements of Foods Holdings and Wise Holdings filed in accordance with rule 3-10 of Regulation S-X. Foods Holdings and Wise Holdings are guarantors of the Company's credit facility and all of the Company's outstanding publicly held debt.

c.       Reports on Form 8-K

There were no reports on Form 8-K issued during the first quarter of 1998.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BORDEN, INC.

Date May 14, 1998                     By /s/ William H. Carter
                                         --------------------------
                                         William H. Carter
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)

         BORDEN FOODS HOLDINGS CORPORATION

         CONDENSED CONSOLIDATED FINANCIAL
         STATEMENTS FOR THE THREE MONTHS ENDED

         MARCH 31, 1998 AND 1997





























                                      BFH1

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (UNAUDITED)

BORDEN FOODS HOLDINGS CORPORATION

                                                        Three Months Ended
                                                             March 31,
($ in thousands)                                     1998                  1997
--------------------------------------------------------------------------------

Net sales                                           $ 222,618         $ 418,584
Cost of goods sold                                    132,053           256,287
                                                    ---------         ---------

Gross margin                                           90,565           162,297
                                                    ---------         ---------

Distribution expense                                   14,555            22,350
Marketing expense                                      64,695           123,278
General & administrative expense                       13,509            23,942
Gain on divestiture                                  (187,146)               --
                                                    ---------         ---------

Operating income (loss)                               184,952            (7,273)
                                                    ---------         ---------

Interest expense                                        1,408             6,020
Interest income                                        (6,102)           (2,027)
Other expense (income), net                              (213)             (685)
                                                    ---------         ---------

Income (loss) before income tax                       189,859           (10,581)
Income tax expense (benefit)                           37,310            (3,600)
                                                    ---------         ---------

Net income (loss)                                     152,549            (6,981)

Affiliate's share of income                          (128,745)               --
                                                    ---------         ---------

Net income (loss) applicable to common stock        $  23,804         $  (6,981)
                                                    =========         =========

Comprehensive income (Note 6)                       $ 150,397         $ (20,053)
                                                    =========         =========


Basic and diluted income (loss) per common share    $     238         $     (70)

Average number of common shares outstanding
 during the period                                        100               100

--------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements


                                      BFH2

---------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

BORDEN FOODS HOLDINGS CORPORATION

(in thousands)
                                                               March 31,         December 31,
ASSETS                                                           1998                1997
---------------------------------------------------------------------------------------------

CURRENT ASSETS
      Cash and equivalents                                    $   622,915         $  28,736
      Accounts receivable (less allowance for doubtful
       accounts of $2,337 and $4,821, respectively)                73,363           138,751
      Other receivables                                            13,908            21,526
      Inventories:
       Finished and in-process goods                               70,123           112,669
       Raw materials and supplies                                  24,770            43,112
      Deferred income taxes                                        48,238            41,290
      Other current assets                                         22,595            50,050
                                                              -----------         ---------
                                                                  875,912           436,134


OTHER ASSETS                                                        8,428            14,981

PROPERTY AND EQUIPMENT
      Land                                                         11,387            19,199
      Buildings                                                    48,315            64,908
      Machinery and equipment                                     155,134           208,504
                                                              -----------         ---------
                                                                  214,836           292,611
      Less accumulated depreciation                               (40,865)          (50,878)
                                                              -----------         ---------
                                                                  173,971           241,733

INTANGIBLES
      Goodwill                                                     60,448           151,264
      Trademarks and other intangibles                             86,615           155,511
                                                              -----------         ---------
                                                                  147,063           306,775
                                                              -----------         ---------

TOTAL ASSETS                                                  $ 1,205,374         $ 999,623
                                                              ===========         =========
---------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements


                                      BFH3

----------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

BORDEN FOODS HOLDINGS CORPORATION

($ in thousands)

                                                             March 31,         December 31,
LIABILITIES AND SHAREHOLDER'S EQUITY                           1998                1997
----------------------------------------------------------------------------------------------

CURRENT LIABILITIES
      Debt payable within one year                          $    18,109         $  22,087
      Loans due to affiliates                                    14,952            27,914
      Accounts and drafts payable                                67,976            98,718
      Income taxes payable                                       34,978            30,158
      Accrued customer allowances                                27,222            32,106
      Other amounts due affiliates                                4,392             6,020
      Other current liabilities                                 239,107           123,706
                                                            -----------         ---------
                                                                406,736           340,709
                                                            -----------         ---------

OTHER LIABILITIES
      Long-term debt payable to Borden, Inc.                         --            47,616
      Other long-term debt                                        5,443             5,438
      Deferred income taxes                                      33,146            25,821
      Non-pension postemployment benefit obligations              9,026             9,279
      Other long-term liabilities                                19,055            20,894
                                                            -----------         ---------
                                                                 66,670           109,048
                                                            -----------         ---------

      Commitments and Contingencies (Note 9)

SHAREHOLDER'S EQUITY
      Common stock - $0.01 par value; 100 shares                     --                --
      Shareholder's investment in affiliate                     333,332           203,297
      Paid in capital                                           397,781           366,439
      Accumulated other comprehensive income                    (12,100)           (9,021)
      Retained earnings (deficit)                                12,955           (10,849)
                                                            -----------         ---------
                                                                731,968           549,866
                                                            -----------         ---------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                  $ 1,205,374         $ 999,623
                                                            ===========         =========

----------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements


                                      BFH4

---------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

BORDEN FOODS HOLDINGS CORPORATION                                    Three Months Ended
                                                                          March 31,
(in thousands)                                                     1998              1997
---------------------------------------------------------------------------------------------

CASH FLOWS USED IN OPERATING ACTIVITIES
      Net income (loss)                                          $ 152,549         $ (6,981)
      Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
       Deferred tax provision                                        3,301           (4,230)
       Depreciation and amortization                                 6,201           11,304
       Gain on divestiture of businesses                          (187,146)              --
      Net change in assets and liabilities:
       Trade receivables                                            41,773           29,931
       Other receivables                                             5,287           (3,062)
       Inventories                                                   9,280            4,687
       Trade payables                                              (17,271)         (26,806)
       Accrued customer allowances                                  (4,884)          (8,656)
       Income taxes                                                  4,820          (13,136)
       Other amounts due to/from affiliates                            666           (2,866)
       Other current assets and liabilities                        (34,740)           1,452
       Long-term assets and liabilities                               (157)             897
       Other, net                                                  (11,268)          (6,176)
                                                                 ---------         --------
                                                                   (31,589)         (23,642)
                                                                 ---------         --------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
      Capital expenditures                                          (4,711)          (7,726)
      Proceeds from the divestiture of businesses                  686,224               --
      Proceeds from the sale of fixed assets                         8,806               --
                                                                 ---------         --------
                                                                   690,319           (7,726)
                                                                 ---------         --------

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES
      (Decrease) increase short-term debt                           (3,978)           1,127
      (Decrease) increase in loans due to/from affiliates          (12,962)          17,942
      Repayment of long-term debt to Borden, Inc.                  (47,616)              --
      Increase in other long-term debt                                   5              257
                                                                 ---------         --------
                                                                   (64,551)          19,326
                                                                 ---------         --------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                        594,179          (12,042)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                         28,736           33,233
                                                                 ---------         --------

CASH AND EQUIVALENTS AT END OF PERIOD                            $ 622,915         $ 21,191
                                                                 =========         ========

---------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements


                                      BFH5

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

BORDEN FOODS HOLDINGS CORPORATION

                                                          Three Months Ended
(in thousands)                                                 March 31,
                                                          1998           1997
--------------------------------------------------------------------------------



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid:

      Interest                                           $ 1,987        $ 20,583
      Taxes                                               32,113           1,455


NON-CASH ACTIVITY:

      Minority interest (Note 5)                        (128,745)

      Affiliate's share of income (Note 5)               128,745

--------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements


                                      BFH6

BORDEN FOODS HOLDINGS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

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

Effective October 1, 1996, Borden, in a taxable transaction, sold Foods and certain trademarks to BFC and Investment LP, respectively, for $550,000 less assets transferred plus liabilities assumed. The purchase price was based on an independent valuation of Foods. In connection with this sale, LLC issued approximately 73.6 million Class B units in exchange for $368,100 of notes from BW Holdings, LLC. Prior to October 1, 1996, LLC issued approximately 1.1 million Class A units to certain management employees of BFC in exchange for cash of $5,323. In addition, LLC transferred $234,200 of notes to Foods Holdings in exchange for 100 shares of common stock. Foods Holdings used the notes to acquire a 98% interest in BFC. LLC contributed $5,323 of cash to BFC in exchange for a 2% interest in BFC.

BFC issued $166,990 of long-term debt (see Note 8) along with the notes contributed by BW Holdings, LLC to finance the purchase of Foods' net assets. In a series of transactions in 1996 and 1997, BFC used $273,000 of consideration to purchase a 70% interest in Investment LP and LLC used $117,000 of consideration to acquire a 30% interest in Investment LP. Investment LP transferred $390,000 of consideration to Borden in exchange for Foods' trademarks. Upon finalization of the valuation in September 1997, an additional $20,000 of consideration held by Investment LP was transferred to Borden to complete the purchase of Foods' trademarks. As a result of transactions concluded in 1997, including a transfer of basis from BFC to Investment LP, shareholder's investment in affiliate was increased $42,000.

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



                                      BFH7

The accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal adjustments, which in the opinion of management are necessary for the fair presentation of operating results for the interim period. Results for the interim period are subject to seasonal variations and are not necessarily indicative of results for the full year.

2.  NATURE OF OPERATIONS

BFC is a manufacturer and distributor of food products worldwide, including pasta, pasta sauce, soups, bouillon and truffles. BFC's operations include 16 production facilities, 5 of which are located in the United States. The remaining facilities are located primarily in Europe and Asia. Management expects to divest or close 7 facilities in 1998 as part of the business realignment (Note 5).

3.  BASIS OF PRESENTATION

As a result of the financial guarantee and in accordance with Regulation S-X rule 3-10, Borden includes in its filings with the Securities and Exchange Commission separate condensed financial statements for Foods Holdings as if it were a registrant. The accompanying condensed financial statements for the three months ended March 31, 1998 and 1997 were prepared on a purchase accounting basis which allocated approximately $750,000, plus cash retained, less debt assumed, of the December 1994 KKR purchase price to Foods Holdings. The purchase price was allocated to tangible and intangible assets and liabilities of Foods based on independent appraisals and management estimates.

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

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the accompanying financial statements are the accruals for trade promotions, reserves for expenses on businesses sold, allocation of tax basis between Investment LP and BFC, litigation and general insurance liabilities. Actual results could differ from those estimates.

RECLASSIFICATION - Certain prior year amounts have been reclassified to conform with the 1998 presentation.

5.  BUSINESS REALIGNMENT

In March 1997, BFC announced its intention to sell certain businesses from its current portfolio, which are not considered to be aligned with its great tasting, wholesome, grain-based meal solution strategy. Among the


                                      BFH8
unaligned businesses are milk powder (KLIM), sweetened condensed milk and reconstituted lemon juice (Signature Flavor), and processed cheese.

On January 24, 1998 BFC and Investment LP completed the sale of its Signature Flavor businesses. Signature Flavor was purchased by Eagle Family Foods, Inc., a newly formed entity managed by GE Investments and Warburg, Pincus & Co. LLC. The sale generated proceeds of $376,500 and an after-tax gain of $170,999.

BFC and Investment LP sold the KLIM business to Nestle, S.A., including the KLIM milk powder business in Latin America and Asia, the non-dairy coffee creamer operations in South Africa, and the ice cream business in Puerto Rico. BFC received $313,000 for the sale of these operations. An accrued after-tax loss of $9,254 was recorded in the 1997 financial statements. An additional after-tax loss of $22,312 was recorded in the three month period ended March 31, 1998.

In association with the divestiture of the Signature Flavor business, LLC was allocated an affiliate's share of income (see accompanying consolidated statement of operations) of $128,745. In accordance with Investment LP's limited partnership agreement with BFC and LLC, the first allocation of the trademark gain is to BFC's priority return which is generally based on a 10% return to BFC based on BFC's net capital contributions. The allocation of the remaining gain, computed on a tax basis, is 10% to BFC and 90% to LLC. In the second quarter of 1998, $270,000 was distributed to LLC.

6.  COMPREHENSIVE INCOME

Comprehensive income is computed as follows:

--------------------------------------------------------------------------------
                                                  Three months ended March 31,
                                                  ----------------------------
                                                    1998                 1997
                                                    ----                 ----
    Net income                                    $152,549            $  (6,981)

    Foreign currency translations adjustments       (3,079)             (13,072)
    Less: Reclassification adjustments                 927                   --
                                                  --------            ---------

    Comprehensive income                          $150,397            $ (20,053)
                                                  ========            =========
--------------------------------------------------------------------------------

The reclassification adjustment represents the accumulated translation adjustment recognized on the sale of the KLIM business offset by a reclassification to paid in capital.

7.  RELATED PARTIES

BFC is engaged in various transactions with Borden and its affiliates in the ordinary course of business. A subsidiary of Borden provides administrative services to BFC at negotiated fees. These services include processing of payroll and active and retiree group insurance claims. BFC reimburses the Borden subsidiary for payments for general disbursements, and group insurance and postemployment benefit claims. The amount owed by BFC for reimbursement of payments and for services was $4,392 and $4,746 as of March 31, 1998 and December 31, 1997, respectively.



                                      BFH9

BFC is generally self-insured for general insurance claims and postemployment benefits other than pensions. The liabilities for these obligations are included in Foods Holdings' financial statements. By agreement, Borden has retained the obligation for active group insurance claims incurred prior to 1997.

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

BFC invested cash not used in operations with Borden. BFC's investment balance was $614,629 and $15,043 with Borden as of March 31, 1998 and December 31, 1997, respectively. The funds are invested overnight earning a rate set by Borden which generally approximates money market rates. Amounts receivable for interest were $5,421 and $0 as of March 31, 1998 and December 31, 1997, respectively.

BFC performs certain administrative services on behalf of other Borden affiliates. These services include sales administration, promotion, purchasing, and research and development. BFC charged these affiliates $614 and $1,881 for such services for the three month period ended March 31, 1998 and 1997, respectively. The receivable for services, merchandise sales, and other transactions related to the purchase of Foods' assets was $1,053 and $8,768 at March 31, 1998 and December 31, 1997, respectively.

Borden continues to provide executive, financial and strategic management to BFC for which it charges a quarterly fee of $250.

8.  AFFILIATED DEBT

Cash balances in international businesses which are not repatriated to the U.S. can be loaned to other Borden affiliates at a variable rate for generally a 90 day period. Net lendings or borrowings by international businesses are included in loans due from or to affiliates. Net short-term loans due to international affiliates were $14,952 and $27,914 at March 31, 1998 and December 31, 1997, respectively, at a weighted average variable rate of 6.9% and 6.7%, respectively.

During 1996, BFC entered into a loan agreement (the "Loan Agreement") to borrow funds from Borden under a revolving loan facility and term loans. The revolving loan facility provided for borrowings up to $250,000 at a variable interest rate equal to prime. Effective December 30, 1997, the revolving loan facility was reduced to $50,000 with a maturity date of December 31, 1998. Borrowings with three days notice and outstanding at least 30 days incurred interest at Borden's cost of funds for 30 day LIBOR plus 0.25%. Same day borrowings incurred interest of prime.

As an affiliate guarantor, Foods Holdings' liability shall not exceed the greater of its outstanding affiliated borrowings or 95% of its adjusted net assets while Borden or any other obligated parties have obligations outstanding. Borden's outstanding credit facility and public borrowings amounted to approximately $548,480 and $783,480 at March 31, 1998 and December 31, 1997, respectively. In connection with this guarantee, Foods Holdings charges Borden an annual fee of $1,050.

As a result of the October 1, 1996 transaction, BFC issued $166,990 in long-term notes to Borden. Effective January 1, 1997, the interest rate on the long-term notes to Borden was changed from 12.0% to 10.3%. The


                                     BFH10
loan principal outstanding on the long-term notes was $0 and $47,616 at March 31, 1998 and December 31, 1997, respectively. Interest expense on the long term notes was $575 and $4,278 for the three months ended March 31, 1998 and 1997, respectively. Amounts payable for such charges were $14 and $1,274 as of March 31, 1998 and December 31, 1997, respectively.

9.  COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS - In July 1995, a Fresno, California jury returned a verdict of approximately $11,500 against BFC for wrongful termination of a tomato packing agreement, for which $14,500 (including the verdict, interest and legal costs) was previously provided. In granting the award for lost profits to Helm Tomatoes, Inc., the jury found that while the business had a legal right to terminate the agreement, it was estopped from doing this by an oral representation made by a former employee. On March 31, 1998 the court granted BFC's motion for a new trial concluding, among other things, that the misconduct of plaintiff's counsel permeated the trial resulting in prejudice to BFC and the evidence of damages was insufficient.

BFC is involved in certain other legal proceedings arising through the normal course of business. Other than that mentioned above, management is of the opinion that the final outcomes of such proceedings should not have a material impact on BFC's results of operations or financial position.

OTHER CONTINGENCIES - The Year 2000 issue is a result of computer programs written using two rather than four digits to define a year. Any of BFC's computer programs that have date-sensitive software may recognize a "00" date as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, such as a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

BFC is working on finalizing its Year 2000 date conversion project so as to not significantly impact business operations. If the necessary modifications and conversions are not completed timely, the Year 2000 issue may have a material impact on BFC. Although BFC's systems do not rely significantly on systems of other companies, BFC can not provide assurance that failure of third parties to address the Year 2000 issue will not have an adverse impact on BFC.



                                     BFH11

       [LOGO]      WISE HOLDINGS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED FINANCIAL
                   STATEMENTS FOR THE THREE MONTHS ENDED
                   MARCH 31, 1998 AND 1997

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
WISE HOLDINGS, INC. AND SUBSIDIARIES
                                                         THREE MONTHS ENDED
                                                              MARCH 31,
(Dollars in thousands)                                 1998              1997
--------------------------------------------------------------------------------
Net sales                                             $ 53,881         $ 56,490
Cost of goods sold                                      33,730           37,276
                                                      --------         --------

Gross margin                                            20,151           19,214

Distribution expense                                     6,941            6,216
Marketing expense                                        9,211           10,219
General & administrative expense                         5,242            4,096
                                                      --------         --------

Operating loss                                          (1,243)          (1,317)

Interest expense                                           122              265
Other income                                               (10)            (155)
                                                      --------         --------

Loss before income taxes                                (1,355)          (1,427)

Income tax benefit                                        (608)            (542)
                                                      --------         --------

Net loss                                              $   (747)        $   (885)
                                                      ========         ========

Per Share Data


Basic and diluted loss per common share               $  (7.47)        $  (8.85)
Average number of common shares outstanding
       during the period                                   100              100

--------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
WISE HOLDINGS, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share amounts)
                                                       March 31,    December 31,
ASSETS                                                   1998          1997
--------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and equivalents                                  $ 6,470        $ 3,604
  Accounts receivable (less allowance for doubtful
    accounts of $2,657 and $2,498, respectively)         20,532         23,131
  Affiliated receivables                                  1,137          1,204
  Inventories:
    Finished goods                                        4,215          4,621
    Raw materials and supplies                            3,491          3,841
  Deferred income taxes, net                              2,582          2,825
  Prepaid and other current assets                        4,330          4,509
                                                        -------        -------
                                                         42,757         43,735
                                                        -------        -------

PROPERTY AND EQUIPMENT
  Land                                                    1,347          1,347
  Buildings and improvements                              5,615          5,585
  Machinery and equipment                                40,004         38,592
                                                        -------        -------
                                                         46,966         45,524
  Less accumulated depreciation                          17,722         16,442
                                                        -------        -------
                                                         29,244         29,082
                                                        -------        -------

INTANGIBLES AND OTHER ASSETS
  Trademarks (net of accumulated
    amortization of $1,528 and $1,410, respectively)     17,283         17,401
  Other assets                                              837            889
                                                        -------        -------
                                                         18,120         18,290
                                                        -------        -------


TOTAL ASSETS                                            $90,121        $91,107
                                                        =======        =======

--------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
WISE HOLDINGS, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share amounts)
                                                      MARCH 31,     DECEMBER 31,
LIABILITIES AND SHAREHOLDER'S EQUITY                     1998          1997
--------------------------------------------------------------------------------

CURRENT LIABILITIES
  Debt payable within one year                                         $   270
  Accounts and drafts payable                          $15,393          12,570
  Affiliated payables                                      995           1,467
  Accrued liabilities                                   13,451          15,735
                                                       -------         -------
                                                        29,839          30,042
                                                       -------         -------
OTHER LIABILITIES
  Long-term debt payable to Borden, Inc.                 7,000           7,000
  Deferred income taxes, net                             2,278           2,522
  Non-pension postemployment
    benefit obligations                                  9,907           9,960
  Affiliated employee benefit obligation                 2,139           1,817
  Other long-term liabilities                              407             371
  Minority interest                                        733             830
                                                       -------         -------
                                                        22,464          22,500
                                                       -------         -------


Commitments and Contingencies (Note 6)

SHAREHOLDER'S EQUITY
  Common stock - $0.01 par value
    10,000,000 shares authorized
    100 issued and outstanding                              --              --
  Preferred stock - $0.01 par value
    4,000,000 shares authorized,
    none issued and outstanding                             --              --
  Paid in capital                                       34,980          34,980
  Retained earnings                                      2,838           3,585
                                                       -------         -------
                                                        37,818          38,565
                                                       -------         -------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY             $90,121         $91,107
                                                       =======         =======

--------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements

---------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
WISE HOLDINGS, INC. AND SUBSIDIARIES

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
(Dollars in thousands)                                         1998             1997
---------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net loss                                                    $  (747)        $  (885)
  Adjustments to reconcile net loss to net cash
    from operating activities
   Minority interest's share in income                            (97)            (16)
   Depreciation                                                 1,308           1,551
   Amortization                                                   118             118
   Other non-cash                                                 164            (111)
  Net change in assets and liabilities:
   Accounts receivable                                          2,440          (1,346)
   Affiliated receivables                                          67             337
   Inventories                                                    756           1,680
   Prepaid and other current assets                               179            (884)
   Other assets                                                    52             750
   Accounts and drafts payable                                  2,823          (4,989)
   Affiliated payables                                           (472)           (898)
   Accrued liabilities                                         (2,284)          1,318
   Post-employment benefits other than pensions                   (53)             94
   Affiliated employee benefit obligation                         322              --
   Other long-term liabilities                                     36             230
                                                              -------         -------
                                                                4,612          (3,051)
                                                              -------         -------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Capital expenditures                                         (1,484)           (897)
  Proceeds from sales of equipment                                  8             200
                                                              -------         -------
                                                               (1,476)           (697)
                                                              -------         -------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Borrowings under affiliated revolving loan agreement             --           9,200
  Repayments under affiliated revolving loan agreement             --          (7,000)
  Repayment of short-term borrowings                             (270)             --
                                                              -------         -------
                                                                 (270)          2,200
                                                              -------         -------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                     2,866          (1,548)
Cash and equivalents at beginning of period                     3,604           3,027
                                                              -------         -------
Cash and equivalents at end of period                         $ 6,470         $ 1,479
                                                              =======         =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for interest:                                     $    --         $   333

---------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements

WISE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for per share information)

1.    BACKGROUND

In September 1994, Borden, Inc. ("Borden") entered into a merger agreement that provided for the acquisition of all of Borden's outstanding common stock by affiliates of Kohlberg Kravis Roberts & Co. ("KKR"). Borden elected not to apply push down accounting in its consolidated financial statements as a result of public debt that was outstanding prior to the acquisition, and as such, Borden's financial statements (including Wise) are reported on Borden's historical cost basis. As discussed in the "Basis of Presentation," Wise's financial statements have been prepared on a purchase accounting basis from the date of KKR's acquisition of Borden. The effective date of the merger agreement was January 1, 1995 for accounting and financial statement presentation purposes.

Effective July 2, 1996, in a taxable transaction (the "Incorporation"), Borden sold its salty snacks business ("Wise operations") to Wise, a KKR affiliate, for $45 million. The purchase price was based on an independent valuation of the business. There was no change in the financial reporting basis of the assets and liabilities as of July 2, 1996 from that described below under "Basis of Presentation" because Borden's principal stockholders continue to exercise significant financial control over Wise. Wise fully and unconditionally guarantees obligations under Borden's credit facility and all of Borden's publicly held debt on a pari passu basis. In connection with this guarantee, Wise receives an annual fee of $210.

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

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

As a result of the financial guarantee and in accordance with Regulation S-X rule 3-10, Borden is required to include in its filings with the Securities and Exchange Commission separate financial statements for Wise as if it were a registrant. The accompanying financial statements subsequent to the purchase by KKR have been prepared on a purchase accounting basis that allocates approximately $51 million of the original KKR purchase price of Borden to the Wise operations. The purchase price has been allocated to tangible and intangible assets and liabilities of Wise based on independent appraisals and management estimates.

The condensed consolidated financial statements of Wise collectively include the financial position of Wise Holdings, Inc. and subsidiaries as of March 31, 1998 and December 31, 1997. These financial statements also include the statements of operations and cash flows of Wise for the three months ended March 31, 1998 and 1997. These unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results for the interim periods presented.

Reclassifications

Certain prior year amounts have been reclassified to conform with the 1998 presentation.

Per Share Information

Basic and diluted loss per common share at March 31, 1998 and 1997 is computed by dividing net loss by the weighted average number of common shares outstanding during the period ended March 31, 1998 and 1997, respectively. Options issued by subsidiaries that enable the holder to obtain stock of the subsidiary were not assumed exercised because they were antidilutive for both 1998 and 1997. Wise has no other potentially dilutive securities.

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

4.    ACCRUED LIABILITIES

      Accrued liabilities were as follows:

                                       March 31,          December 31,
                                         1998                 1997
--------------------------------------------------------------------------------
Compensation                           $ 1,263              $ 2,758
General insurance                        5,542                5,627
Advertising and promotion                2,979                3,591
Other                                    3,667                3,759
                                       -------              -------
Total                                  $13,451              $15,735
                                       =======              =======
--------------------------------------------------------------------------------

5.    AFFILIATED LONG-TERM DEBT

In conjunction with the Incorporation, Wise entered into a long-term loan agreement (the "Loan Agreement") to borrow funds from Borden.

Revolving Loan

The Loan Agreement provides for a revolving loan facility of up to $5 million maturing in December 1998, at a variable interest rate equal to Borden's cost of funds for 30 day LIBOR borrowings plus 0.25%. A commitment fee based on a variable rate tied to Borden's leverage is charged on the unused portion of the revolving loan facility. Wise had no borrowings under the revolving agreement at March 31, 1998 and December 31, 1997.

Long-Term Loan

The Loan Agreement also provides for a $10.145 million term loan with a fixed interest rate of 11% maturing in November, 1999, payable in full at the maturity date. At March 31, 1998 and December 31, 1997, $7.0 million remains outstanding under this loan agreement.

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

6.    COMMITMENTS AND CONTINGENCIES

Environmental Contingencies

Wise, like others in similar businesses, is subject to extensive Federal, state and local environmental laws and regulations. Although Wise's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent regulations could require Wise to make additional unforeseen environmental expenditures.

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

7.    RELATED PARTIES

In addition to the affiliated debt and lease agreements, Wise is engaged in various transactions with Borden and its affiliated companies in the ordinary course of business. A subsidiary of Borden provides certain administrative services to Wise at negotiated fees. These services include: processing of payroll and active and retiree group insurance claims. Wise reimburses the Borden subsidiary for payments for general disbursements, and general and group insurance and retirement benefit claims. The amount owed by Wise for these services is included in affiliated payables and was $995 and $1,204 at March 31, 1998 and December 31, 1997, respectively.

Wise is generally self-insured for general insurance claims and post-employment benefits other than pensions. The liabilities for these obligations are included in Wise's financial statements.

The following table summarizes the charges to Wise for these costs in the first quarter of 1998 and 1997:

                                                       Quarter ended
                                                          March 31,
                                                  1998                1997
--------------------------------------------------------------------------------
Employee benefits                               $  564              $  471
Group and general insurance                        761               1,240
Information services                                65                  48
Corporate staff departments and overhead           514                 362
                                                ------              ------
                                                $1,904              $2,121
                                                ======              ======

--------------------------------------------------------------------------------

Effective July 1, 1997, Wise secured the services of a third party for its general insurance needs related to losses that occur after the effective date, and makes payments directly to a third party vendor.

Wise also invests excess cash with Borden in one-day investments that totaled $4,150 and $2,350 at March 31, 1998 and December 31, 1997, respectively.

8.    BUSINESS DIVESTITURE

Wise has reached an agreement to sell the stock of its Puerto Rican division. The selling price of the business is expected to approximate book value. In the opinion of management, the sale of the subsidiary will have no material adverse effect on Wise.