Form 10-Q
period 1998-06-30
BORDEN INC
filed 1998-08-14
CIK 13239

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q



X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended           June 30, 1998
                              ------------------------------------


Commission file number                 I-71
                      --------------------------------------------


                                  BORDEN, INC.



        New Jersey                                    13-0511250
        ----------                                    ----------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)


                    180 East Broad Street, Columbus, OH 43215
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (614) 225-4000
                    -----------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                    -----------------------------------------
         (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Number of shares of common stock, $0.01 par value, outstanding as of the close of business on August 14, 1998: 198, 974, 994

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

                                  BORDEN, INC.

                                      INDEX



PART I - FINANCIAL INFORMATION

BORDEN, INC. ("BORDEN")  CONDENSED  CONSOLIDATED AND BORDEN, INC.
AND AFFILIATES CONDENSED COMBINED FINANCIAL STATEMENTS

     Condensed Consolidated Statements of Operations and Comprehensive Income,
         three months ended June 30, 1998 and 1997............................................................... 4
         six months ended June 30, 1998 and 1997................................................................. 6
     Condensed Consolidated Balance Sheets, June 30, 1998, and December 31, 1997................................. 8
     Condensed Consolidated Statements of Cash Flows, six months ended June 30, 1998 and 1997....................10
     Condensed Consolidated Statement of Shareholders' Equity, six months ended June 30, 1998....................12
     Condensed Combined Statements of Operations and Comprehensive Income,
         three months ended June 30, 1998 and 1997...............................................................13
         six months ended June 30, 1998 and 1997.................................................................14
     Condensed Combined Balance Sheets, June 30, 1998, and December 31, 1997.....................................15
     Condensed Combined Statements of Cash Flows, six months ended June 30, 1998 and 1997........................17
     Condensed Combined Statement of Shareholders' Equity, six months ended June 30, 1998........................19
     Notes to Condensed Consolidated and Combined Financial Statements...........................................20


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................24


PART II - OTHER INFORMATION

Item 1. Legal Proceedings........................................................................................33
Item 6. Exhibits, Guarantor Financial Statement Schedules and Reports on Form 8-K................................33

-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (UNAUDITED)
BORDEN, INC.

                                                            Three Months Ended
                                                                   June 30,
(In millions, except per share data)                         1998         1997
-------------------------------------------------------------------------------
Net sales                                                   $  368.4    $  387.0
Cost of goods sold                                             259.9       290.2
                                                            --------    --------

Gross margin                                                   108.5        96.8
                                                            --------    --------

Distribution expense                                            14.3        14.0
Marketing expense                                               23.2        24.7
General & administrative expense                                38.7        30.6
(Gain) on divestiture of business                               (8.3)        -
                                                            --------    --------

Operating income                                                40.6        27.5
                                                            --------    --------

Interest expense                                                15.7        24.3
Interest income and other                                       (6.0)       (4.1)
Affiliated interest expense, net of affiliated interest
   income of $0.5 and $7.4, respectively                         4.1        (6.5)
                                                            --------    --------

Income from continuing operations
   before income tax                                            26.8        13.8
Income tax expense                                              12.4         4.2
                                                            --------    --------

Income from continuing operations                               14.4         9.6
                                                            --------    --------

Discontinued operations:
   Income from operations, net of tax                            -          12.5
                                                            --------    --------

Net income                                                      14.4        22.1

Preferred stock dividends                                      (18.4)      (18.4)
                                                            --------    --------

Net (loss) income applicable to common stock                $   (4.0)   $    3.7
                                                            ========    ========


Comprehensive income (See Note 6)                           $    6.6    $   21.0
                                                            ========    ========

-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (UNAUDITED) (CONTINUED)
BORDEN, INC.

                                                  Three Months Ended
                                                        June 30,
(In millions, except per share data)               1998          1997
-------------------------------------------------------------------------------
Basic and Diluted Per Share Data
--------------------------------
Income from continuing operations                $     0.07   $     0.05
Discontinued operations:
  Income from operations                               -            0.06
                                                 ----------   ----------


Net income                                             0.07         0.11
Preferred stock dividends                             (0.09)       (0.09)
                                                 ----------   ----------

Net (loss) income applicable to common stock     $    (0.02)  $     0.02
                                                 ==========   ==========

Dividends per common share                       $     0.10   $     0.06
Dividends per preferred share                    $     0.75   $     0.75

Average number of common shares outstanding
  during the period                                   199.0        199.0


-------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Combined Financial Statements

-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (UNAUDITED)
BORDEN, INC.

                                                             Six Months Ended
                                                                  June 30,
(In millions, except per share data)                          1998        1997
-------------------------------------------------------------------------------
Net sales                                                   $  735.5    $  748.7
Cost of goods sold                                             534.7       565.4
                                                            --------    --------

Gross margin                                                   200.8       183.3
                                                            --------    --------

Distribution expense                                            26.6        26.4
Marketing expense                                               42.6        43.6
General & administrative expense                                74.1        61.4
(Gain) on divestiture of business                               (8.3)        -
                                                            --------    --------

Operating income                                                65.8        51.9
                                                            --------    --------

Interest expense                                                32.1        47.9
Interest income and other                                      (12.0)        0.1
Affiliated interest expense, net of affiliated interest
   income of $1.6 and $13.5, respectively                        8.9       (11.6)
                                                            --------    --------

Income from continuing operations
  before income tax                                             36.8        15.5
Income tax expense                                              16.5         7.7
                                                            --------    --------

Income from continuing operations                               20.3         7.8
                                                            --------    --------

Discontinued operations:
  Income from operations, net of tax                             2.3        19.6
  Income from disposal, net of tax                              26.0         -
                                                            --------      ------

Net income                                                      48.6        27.4

Preferred stock dividends                                      (36.9)      (36.9)
                                                            --------    --------

Net income (loss) applicable to common stock                $   11.7    $   (9.5)
                                                            ========    ========


Comprehensive income (See Note 6)                           $   43.0    $   18.4
                                                            ========    ========

------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (UNAUDITED) (CONTINUED)
BORDEN, INC.

                                                   Six Months Ended
                                                        June 30,
(In millions, except per share data)                1998         1997
-----------------------------------------------------------------------------

Basic and Diluted Per Share Data
--------------------------------
Income from continuing operations                $     0.10   $     0.04
Discontinued operations:
  Income from operations                               0.01         0.10
  Income from disposal                                 0.13            -
                                                 ----------   ----------


Net income                                             0.24         0.14
Preferred stock dividends                             (0.19)       (0.19)
                                                 ----------   ----------

Net income (loss) applicable to common stock     $     0.05   $    (0.05)
                                                 ==========   ==========

Dividends per common share                       $    0.17    $     0.13
Dividends per preferred share                    $    1.50    $     1.50

Average number of common shares outstanding
  during the period                                  199.0         199.0


-------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Combined Financial Statements

------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
BORDEN, INC.

(In millions)
                                                                              June 30,     December 31,
ASSETS                                                                          1998           1997
--------------------------------------------------------------------------------------------------------
CURRENT ASSETS
        Cash and equivalents                                                $    730.6    $    183.6
        Accounts receivable (less allowance for doubtful accounts of $9.5
          and $9.4, respectively)                                                244.5         242.2
        Amount due from unconsolidated affiliate                                   6.1           -
        Inventories:
          Finished and in-process goods                                           62.3          74.8
          Raw materials and supplies                                              48.6          54.3
        Deferred income taxes                                                    104.0         106.1
        Other current assets                                                      20.2          34.9
        Net assets of discontinued operations (See Note 5)                           -         165.2
                                                                            ----------    ----------
                                                                               1,216.3         861.1

INVESTMENTS AND OTHER ASSETS
        Investments                                                              111.2         109.5
        Deferred income taxes                                                     83.6         170.4
        Prepaid pension assets                                                   126.2         140.2
        Other assets                                                              36.8          34.3
        Assets sold under contractual arrangement (net of allowance
          of $62.4 and $609.6, respectively) (See Note 2)                         45.7         302.1
                                                                            ----------    ----------
                                                                                 403.5         756.5

PROPERTY AND EQUIPMENT
        Land                                                                      23.0          23.5
        Buildings                                                                 93.3         106.8
        Machinery and equipment                                                  677.3         738.4
                                                                            ----------    ----------
                                                                                 793.6         868.7
        Less accumulated depreciation                                           (317.4)       (360.8)
                                                                            ----------    ----------
                                                                                 476.2         507.9

INTANGIBLES                                                                       68.4          80.4
                                                                            ----------    ----------

TOTAL ASSETS                                                                $  2,164.4    $  2,205.9
                                                                            ==========    ==========

-------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Combined Financial Statements

-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
BORDEN, INC.

(In millions, except share data)

                                                                          June 30,    December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                        1998         1997
--------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
      Debt payable within one year                                       $     15.5    $      6.9
      Accounts and drafts payable                                             121.6         137.3
      Income taxes payable                                                    315.3         309.6
      Loans payable with affiliates                                           437.6           4.0
      Other current liabilities                                               307.7         328.8
                                                                         ----------    ----------
                                                                            1,197.7         786.6
                                                                         ----------    ----------

OTHER LIABILITIES
      Liabilities sold under contractual arrangement                           41.6         230.1
      Long-term debt                                                          553.5         788.3
      Non-pension post-employment benefit obligations                         204.0         226.3
      Other long-term liabilities                                              88.3          94.9
                                                                         ----------    ----------
                                                                              887.4       1,339.6
                                                                         ----------    ----------
      Commitments and contingencies (See Note 8)

SHAREHOLDERS' EQUITY
      Preferred stock - Issued 24,574,751 shares                              614.4         614.4
      Common stock - $0.01 par value: authorized 300,000,000 shares,
        Issued 198,974,994 shares                                               2.0           2.0
      Paid in capital                                                         348.1         384.0
      Receivable from parent                                                 (434.7)       (464.1)
      Accumulated other comprehensive income                                  (53.6)        (48.0)
      Accumulated deficit                                                    (396.9)       (408.6)
                                                                         ----------    ----------
                                                                               79.3          79.7
                                                                         ----------    ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $  2,164.4    $  2,205.9
                                                                         ==========    ==========

------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Combined Financial Statements

-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
BORDEN, INC.

                                                                 Six Months Ended
                                                                      June 30,
(In millions)                                                     1998        1997
-------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
      Net income                                                $   48.6    $   27.4
      Adjustments to reconcile net income to net
        cash from (used in) operating activities:
         (Gain) on disposal of discontinued operations             (90.7)          -
         (Gain) on divestiture of business                          (8.3)          -
          Deferred tax provision                                    88.1        51.4
          Depreciation and amortization                             25.8        17.6
          Unrealized (gain) on interest rate swap                   (1.9)       (2.7)
          Loss on net assets sold under contractual arrangement      1.4         4.5
          Restructuring                                                -        (1.7)
      Net change in assets and liabilities:
          Trade receivables                                        (23.9)      (27.7)
          Inventories                                               (2.5)       (5.3)
          Trade payables                                            (3.0)       16.3
          Due from affiliate                                        (6.1)          -
          Income taxes                                               8.9       (46.3)
          Other assets                                              33.0         9.1
          Other liabilities                                        (49.0)      (43.3)
          Discontinued operations, working capital, cash
           and non cash charges                                      3.0       (13.5)
                                                                --------    --------
                                                                    23.4       (14.2)
                                                                --------    --------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
      Capital expenditures                                         (29.8)      (63.5)
      Proceeds from the divestiture of businesses                  335.9        53.9
      Purchase of business                                         (14.4)          -
      Return on investment in affiliate                             66.5        (7.6)
                                                                --------    --------
                                                                   358.2       (17.2)
                                                                --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net short-term debt borrowings                                 4.0        26.0
      Borrowings of long-term debt                                     -       362.4
      Repayment of long-term debt                                 (235.3)     (347.0)
      Affiliated borrowings                                        433.6           -
      Interest received from parent                                 34.1        25.5
      Common stock dividends paid                                  (34.1)      (25.5)
      Preferred stock dividends paid                               (36.9)      (36.9)
                                                                --------    --------
                                                                   165.4         4.5
                                                                --------    --------

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)
BORDEN, INC.

                                                                      Six Months Ended
                                                                           June 30,
(In millions)                                                          1998       1997
------------------------------------------------------------------------------------------
      Increase (decrease) in cash and equivalents                     $  547.0   $  (26.9)
        Cash and equivalents at beginning
          of period                                                      183.6      118.3
                                                                      --------   --------
        Cash and equivalents at end
          of period                                                   $  730.6   $   91.4
                                                                      ========   ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid:
        Interest                                                      $   23.5   $   25.2
        Taxes                                                              8.9       11.7
      Non-cash activity:
        Distribution of note receivable from Company's parent
          to cancel options                                               28.5          -
        Investment retained in Decorative Products                        10.5          -
        Capital contribution by parent                                    12.1       12.2
------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Combined Financial Statements

------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
BORDEN, INC.



(In millions)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                     Accumulated
                                        Preferred   Common    Paid-in     Receivable    Other       Accumulated
                                          Stock     Stock     Capital        from    Comprehensive     Deficit         Total
                                                                            Parent      Income
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997              $  614.4    $   2.0    $  384.0    $ (464.1)   $(48.0)        $ (408.6)       $  79.7
-------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                48.6           48.6

Cash dividends-preferred stock                                                                           (36.9)         (36.9)

Cash dividends-common stock                                       (34.1)                                                (34.1)

Translation adjustments and other                                                        (5.6)                           (5.6)

Interest accrued on notes from parent                              15.5         0.9                                      16.4

Capital contribution from parent                                   12.1                                                  12.1

Cancel option on Decorative Products                              (29.4)       28.5                                      (0.9)
-------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1998                  $  614.4    $   2.0    $  348.1     $(434.7)    $(53.6)       $ (396.9)       $  79.3
---------------------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Combined Financial Statements

-------------------------------------------------------------------------------
CONDENSED COMBINED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (UNAUDITED)
BORDEN, INC. AND AFFILIATES

                                                  Three Months Ended
                                                       June 30,
(In millions)                                      1998         1997
-------------------------------------------------------------------------------
Net sales                                        $  582.5    $  884.8
Cost of goods sold                                  392.8       591.9
                                                 --------    --------

Gross margin                                        189.7       292.9
                                                 --------    --------

Distribution expense                                 30.7        44.9
Marketing expense                                    77.7       146.1
General & administrative expense                     63.6        62.4
(Gain) on divestiture of businesses                  (9.4)          -
                                                 --------    --------

Operating income                                     27.1        39.5
                                                 --------    --------

Interest expense                                     15.9        24.7
Interest income and other                            (6.4)       (0.5)
                                                 --------    --------

Income from continuing operations
  before income tax                                  17.6        15.3
Income tax expense                                   23.5         7.5
                                                 --------    --------

(Loss) income from continuing operations             (5.9)        7.8
                                                 --------    --------

Discontinued operations:
  Income from operations, net of tax                    -        12.5
                                                 --------    --------

Net (loss) income                                    (5.9)       20.3

Affiliate's share of income                          (1.3)        -

Preferred stock dividends                           (18.4)      (18.4)
                                                 --------    --------

Net (loss) income applicable to common stock     $  (25.6)   $    1.9
                                                 ========    ========

Comprehensive income (See Note 6)                $  (20.3)   $   14.3
                                                 ========    ========

-------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Combined Financial Statements

-------------------------------------------------------------------------------
CONDENSED COMBINED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (UNAUDITED)
BORDEN, INC. AND AFFILIATES

                                                    Six Months Ended
                                                       June 30,
(In millions)                                      1998           1997
------------------------------------------------------------------------------
Net sales                                        $  1,226.2    $  1,721.7
Cost of goods sold                                    835.0       1,161.8
                                                 ----------    ----------

Gross margin                                          391.2         559.9
                                                 ----------    ----------

Distribution expense                                   64.5          85.8
Marketing expense                                     171.0         298.6
General & administrative expense                      120.9         121.5
(Gain) on divestiture of businesses                  (310.8)            -
                                                 ----------    ----------

Operating income                                      345.6          54.0
                                                 ----------    ----------

Interest expense                                       32.8          48.4
Interest income and other                             (14.4)         (7.3)
                                                 ----------    ----------

Income from continuing operations
  before income tax                                   327.2          12.9
Income tax expense                                     90.4           6.3
                                                 ----------    ----------

Income from continuing operations                     236.8           6.6
                                                 ----------    ----------

Discontinued operations:
  Income from operations, net of tax                    2.3          19.6
  Income from disposal, net of tax                     26.0             -
                                                 ----------    ----------

Net income                                            265.1          26.2

Affiliate's share of income                          (130.0)          -

Preferred stock dividends                             (36.9)        (36.9)
                                                 ----------    ----------

Net income (loss) applicable to common stock     $     98.2    $    (10.7)
                                                 ==========    ==========


Comprehensive income (See Note 6)                $    251.3    $     (1.8)
                                                 ==========    ==========

-------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Combined Financial Statements

--------------------------------------------------------------------------------
CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)
BORDEN, INC. AND AFFILIATES

(In millions)

                                                                                  June 30,     December 31,
ASSETS                                                                              1998           1997
-------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
      Cash and equivalents                                                       $   754.2     $   198.6
      Accounts receivable (less allowance for doubtful accounts of $13.6
        and $16.7, respectively)                                                     325.5         425.6
      Inventories:
        Finished and in-process goods                                                120.3         192.1
        Raw materials and supplies                                                    70.3         101.2
      Deferred income taxes                                                          153.8         149.3
      Other current assets                                                            34.9          67.1
      Net assets of discontinued operation (See Note 5)                                -           165.2
                                                                                 ---------     ---------
                                                                                   1,459.0       1,299.1

INVESTMENTS AND OTHER ASSETS
      Investments                                                                    111.2         109.5
      Deferred income taxes                                                           83.8         223.6
      Prepaid pension assets                                                         137.3         151.2
      Other assets                                                                    39.7          38.7
                                                                                 ---------     ---------
                                                                                     372.0         523.0

PROPERTY AND EQUIPMENT
      Land                                                                            38.5          42.2
      Buildings                                                                      209.5         255.1
      Machinery and equipment                                                      1,055.0       1,227.9
                                                                                 ---------     ---------
                                                                                   1,303.0       1,525.2
      Less accumulated depreciation                                                 (607.7)       (731.8)
                                                                                 ---------     ---------
                                                                                     695.3         793.4

INTANGIBLES                                                                          400.9         434.2
                                                                                 ---------     ---------

TOTAL ASSETS                                                                     $ 2,927.2     $ 3,049.7
                                                                                 =========     =========

-------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Combined Financial Statements

-------------------------------------------------------------------------------
CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)
BORDEN, INC. AND AFFILIATES

(In millions)

                                                                     June 30,            December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                   1998                  1997
-------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
      Debt payable within one year                                  $    22.6             $    28.0
      Accounts and drafts payable                                       190.7                 248.6
      Income taxes payable                                              342.2                 353.0
      Loans with affiliates                                             133.1                   4.0
      Other current liabilities                                         544.4                 486.5
                                                                    ---------             ---------
                                                                      1,233.0               1,120.1
                                                                    ---------             ---------

OTHER LIABILITIES
      Long-term debt                                                    558.2                 794.9
      Non-pension post-employment
        benefit obligations                                             222.4                 245.5
      Other long-term liabilities                                       115.7                 135.2
                                                                    ---------             ---------
                                                                        896.3               1,175.6
                                                                    ---------             ---------
      Commitments and contingencies (See Note 8)

SHAREHOLDERS' EQUITY
      Preferred stock                                                   614.4                 614.4
      Common stock                                                        2.0                   2.0
      Paid in capital                                                   641.5                 666.5
      Receivable from parent                                           (434.7)               (464.1)
      Affiliate's interest in subsidiary                                 50.0                 203.3
      Accumulated other comprehensive income                            (86.6)               (181.2)
      Retained earnings (deficit)                                        11.3                 (86.9)
                                                                    ---------             ---------
                                                                        797.9                 754.0
                                                                    ---------             ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 2,927.2             $ 3,049.7
                                                                    =========             =========
-------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Combined Financial Statements

-------------------------------------------------------------------------------
CONDENSED COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
BORDEN, INC. AND AFFILIATES

                                                                                  Six Months Ended
                                                                                      June 30,
(In millions)                                                                  1998               1997
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
      Net income                                                            $  265.1               $ 26.2
      Adjustments to reconcile net income to net
      cash from (used in) operating activities:
        (Gain) on disposal of discontinued operations                          (90.7)                 -
        (Gain) on divestiture of businesses                                   (310.8)                 -
        Deferred tax provision                                                 124.8                 46.2
        Depreciation and amortization                                           43.9                 46.6
        Unrealized (gain) on interest rate swap                                 (1.9)                (2.7)
        Restructuring                                                            -                   (1.7)
      Net change in assets and liabilities:
        Trade receivables                                                       33.1                (13.9)
        Inventories                                                             19.4                 (8.1)
        Trade payables                                                         (27.6)                (3.9)
        Income taxes                                                            (7.8)               (64.1)
        Other assets                                                            44.2                 21.5
        Other liabilities                                                      (10.2)               (61.3)
        Discontinued operations, working capital, cash
        and non cash charges                                                     3.0                (13.5)
                                                                            --------               ------
                                                                                84.5                (28.7)
                                                                            --------               ------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
      Capital expenditures                                                     (46.4)               (79.5)
      Proceeds from the divestiture of businesses                            1,059.1                 53.9
      Proceeds from the sale of fixed assets                                    11.2                  -
      Purchase of business                                                     (14.4)                 -
                                                                            --------               ------
                                                                             1,009.5                (25.6)
                                                                            --------               ------

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES
      Net short-term debt borrowings                                             6.7                 30.8
      Borrowings of long-term debt                                               -                  361.7
      Repayment of long-term debt                                             (236.0)              (347.0)
      Distribution to affiliates                                              (272.2)                 -
      Interest received from parent                                             34.1                 25.5
      Common stock dividends paid                                              (34.1)               (25.5)
      Preferred stock dividends paid                                           (36.9)               (36.9)
                                                                            --------               ------
                                                                              (538.4)                 8.6
                                                                            --------               ------
------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
CONDENSED COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
BORDEN, INC. AND AFFILIATES

                                                                                  Six Months Ended
                                                                                       June 30,
(In millions)                                                                   1998            1997
----------------------------------------------------------------------------------------------------------
      Increase (decrease) in cash and equivalents                              $ 555.6         $ (45.7)
        Cash and equivalents at beginning
          of period                                                              198.6           153.5
                                                                               -------         -------
        Cash and equivalents at end
          of period                                                            $ 754.2         $ 107.8
                                                                               =======         =======



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
        Cash paid:
        Interest                                                               $  15.0         $  35.1
        Taxes                                                                     59.6            33.2
      Non-cash activity:
        Distribution of note receivable from Company's parent
          to cancel options                                                       28.5
        Investment retained in Decorative Products                                10.5
        Capital contribution by parent                                            12.1            12.2
        Affiliate's share of income                                              130.0
-----------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Combined Financial Statements

-------------------------------------------------------------------------------
CONDENSED COMBINED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
BORDEN, INC. AND AFFILIATES

(In millions)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                               Accumulated
                                       Preferred  Common   Paid-in   Receivable  Affiliate's     Other        Retained
                                         Stock     Stock   Capital      from     Interest in  Comprehensive   Earnings      Total
                                                                       Parent    Subsidiary      Income       (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997               $614.4     $2.0    $666.5    $(464.1)    $ 203.3       $(181.2)      $ (86.9)    $ 754.0
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                      265.1       265.1

Cash dividends-preferred                                                                                        (36.9)      (36.9)

Cash dividends-common stock                                  (34.1)                                                         (34.1)

Translation adjustments and other                                                                  94.6                      94.6

Interest accrued on notes from parent                         15.3        0.9                                                16.2

Cancel option on Decorative Products                         (29.4)      28.5                                                (0.9)

Capital contribution from parent                              12.1                                                           12.1

Affiliate's interest in subsidiary                            11.1                 (153.3)                     (130.0)     (272.2)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998                   $614.4     $2.0    $641.5    $(434.7)    $  50.0       $ (86.6)      $  11.3     $ 797.9
-----------------------------------------------------------------------------------------------------------------------------------

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ASSETS AND LIABILITIES HELD UNDER CONTRACTUAL ARRANGEMENTS - Because management of the Company exercises significant control over Wise and Foods, the assets and liabilities of Wise and Foods, as of their respective sale dates, were classified as "sold under contractual arrangements" in the consolidated financial statements. In addition, losses incurred by Wise and Foods were recorded in the consolidated financial statements to the extent of the Company's net investment in Wise and Foods. During the first quarter of 1998, Foods Holdings repaid its note to the Company relating to the October 1, 1996 purchase of Foods. This allowed the Company to treat the transaction as a divestiture, and as such the investment in Foods is no longer carried on the consolidated balance sheet. At June 30, 1998, the Company's net investment in Wise was $4.1. The December 31, 1997, net investment totaled $6.5 for Wise and $65.5 for Foods. For the six months ended June 30, 1998 and 1997, the Company recorded losses on the continuing investment totaling $1.4 and $4.5, respectively. The losses are recorded as other non-operating expense in the consolidated results of operations.

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

3.   BUSINESS REALIGNMENT

     On February 6, 1998, the Company completed the acquisition of the resins and compounds division ("PMC") of Sun Coast Industries, Inc. for $14.4 in cash. The acquisition was accounted for using the purchase method and accordingly its results of operations have been included from the date of acquisition.

     On January 24, 1998, the Combined Companies completed the sale of the Signature Flavor businesses. The sale generated proceeds of $376.5 and a pre-tax gain of $296.9 ($237.2 after tax.)

     On February 12, 1998, the Combined Companies sold the KLIM business, including the KLIM milk powder business in Latin America and Asia, the non-dairy coffee creamer operations in South Africa, and the ice cream business in Puerto Rico. The Combined Companies received $335.7 for the sale of these operations and recognized an after tax loss of $19.1 ($1.5 gain before tax) in a prior year.

     On April 29, 1998, the Company completed the divestiture of its commercial and industrial wallcoverings business. Proceeds from the sale were approximately $15.6, and the pre-tax loss of $55.0 on the sale ($26.8 after tax) was recorded in a prior period. The business was previously classified within Businesses Held for Sale.

     On May 22, 1998, the Combined Companies sold a distributor in Puerto Rico. Proceeds consisted of $8.8 million, and a pre-tax gain of $1.1 was recorded on the sale ($0.2 after tax.)

     On June 30, 1998, the Company sold a plastic films business in Latin America for cash proceeds of $15.5. The Company recorded a pre-tax gain of $8.3 on the sale ($6.0 after tax.)

     Included in the Combined Companies' other current liabilities at June 30, 1998, is approximately $156 million of divestiture reserves related to the sales of Unaligned Foods businesses. Of this amount, approximately $44 million relates to non-cash charges associated with assets to be sold.

4.   AFFILIATE'S SHARE OF INCOME

     In association with the divestiture of the Signature Flavor business, an affiliate of the Company's parent (the "Affiliate") was allocated income of $130.0 (see accompanying combined statements of operations) in accordance with the limited partnership agreement between Foods and the Affiliate. In the second quarter of 1998, $272.2 was distributed to the Affiliate.

5.   DISCONTINUED OPERATIONS

     The following operations are separate segments of the Company's business as defined by generally accepted accounting principles and have been reclassified to discontinued operations in the 1998 and 1997 statements of operations and cash flows. In addition, net assets relating to the Decorative Products business of $165.2 at December 31, 1997, have been reclassified to discontinued operations in the 1997 consolidated and combined balance sheets.

     Decorative Products
     -------------------
     On March 13, 1998, the Company completed the sale of its Decorative Products business. Proceeds consisted of $304.8 in cash plus a retained equity interest of 11 percent. The Company recorded a pre- tax gain of $90.7 ($26.0 after tax) in discontinued operations during the first quarter of 1998.

     Immediately prior to the transaction the Company canceled options on all of the common stock of the Decorative Products business. The options were issued in 1997 to BWHLLC for $31.0 in exchange for notes receivable from the Company's parent. The cancellation payment of $28.5, also made in notes receivable from the Company's parent, was based on an independent valuation.

     Dairy
     -----
     On September 4, 1997, the Company completed the sale of its dairy operations.

     The results indicated below for Decorative Products and Dairy operations have been reported separately as discontinued operations in the consolidated and combined statements of operations.

                                                                                  THREE MONTHS ENDED JUNE 30,
                                                                                  ---------------------------
                                                                                     1998                1997
-----------------------------------------------------------------------------------------------------------------------------
     Net sales                                                                   $     -          $   312.0
     Income before income taxes                                                        -               19.9
     Income tax expense                                                                -                7.4
     Income from discontinued operations                                               -               12.5
-----------------------------------------------------------------------------------------------------------------------------

                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                   -------------------------
                                                                                     1998                1997
-----------------------------------------------------------------------------------------------------------------------------
     Net sales                                                                   $  73.2          $   611.4
     Income before income taxes                                                      3.5               33.6
     Income tax expense                                                              1.2               14.0
     Income from discontinued operations                                             2.3               19.6
-----------------------------------------------------------------------------------------------------------------------------

6.   COMPREHENSIVE INCOME

     Comprehensive income was computed as follows:

                                                                                THREE MONTHS ENDED JUNE 30
                                                                                --------------------------
                                                                          CONSOLIDATED                   COMBINED
                                                                          ------------                   --------
                                                                         1998      1997              1998      1997
-----------------------------------------------------------------------------------------------------------------------------
     Net income (loss)                                                 $ 14.4    $  22.1           $   (5.9)  $  20.3
     Foreign currency translation adjustments                            (7.8)      (1.1)             (14.4)     (6.0)
                                                                       ------    -------           --------   -------
     Comprehensive income                                              $  6.6    $  21.0           $  (20.3)  $  14.3
-----------------------------------------------------------------------------------------------------------------------------


                                                                                   SIX MONTHS ENDED JUNE 30
                                                                                   ------------------------
                                                                          CONSOLIDATED                   COMBINED
                                                                          ------------                   --------
                                                                         1998       1997              1998      1997
-----------------------------------------------------------------------------------------------------------------------------
     Net income                                                        $ 48.6    $  27.4           $  265.1   $  26.2
     Foreign currency translation adjustments                            (5.6)      (9.0)              94.6     (28.0)
     Less:  Reclassification adjustments                                                             (108.4)
                                                                       ------    -------           --------   -------
     Comprehensive income                                              $ 43.0    $  18.4           $  251.3   $  (1.8)
-----------------------------------------------------------------------------------------------------------------------------


The reclassification adjustment represents the accumulated translation adjustment recognized on the sale of the Combined Companies' KLIM business.

7.   RELATED PARTY TRANSACTIONS

     During the first quarter of 1998, the Company collected a note from Foods Holdings that stemmed from the October 1, 1996, purchase of Foods by Foods Holdings. The note repayment ends the Company's remaining financial interest in Foods. As a result, the Company eliminated Foods assets and liabilities held under contractual arrangements in the December 31, 1997, consolidated balance sheet. In 1998, the Company accounts for transactions with Foods as unconsolidated affiliated balances, not as an investment.

     The Company is engaged in various transactions with Foods in the ordinary course of business. These transactions include the processing of payroll and active and retiree group claims. Foods reimburses the Company for payments for general disbursements and group insurance. In addition Foods reimburses the Company for the payment of certain taxes. The amount due from Foods at June 30, 1998, was $6.1.

     In addition, Foods and BWHLLC, an affiliate of the Company's parent, invested cash not used in operations with the Company. At June 30, 1998, Foods had $304.5, net of a $15.1 affiliated note payable, invested with the Company and BWHLLC had $133.1 invested with the Company. This is reflected as net loans payable to unconsolidated affiliates in the consolidated balance sheet. The Foods investment eliminates in the Combined Companies' financial statements.

8.   COMMITMENTS AND CONTINGENCIES

     ENVIRONMENTAL MATTERS - The Company, like others in similar businesses, is subject to extensive federal, state and local environmental laws and regulations. Although the Company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent regulation could require the Company to make additional unforeseen environmental expenditures.

     Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Environmental accruals are routinely reviewed on an interim basis as events and developments warrant and are subjected to a comprehensive review annually during the fiscal fourth quarter. The Company and the Combined Companies have each accrued approximately $20.0 and $23.0 at June 30, 1998, and December 31, 1997, respectively, for probable environmental remediation and restoration liabilities. This is management's best estimate of these liabilities, based on currently available information and analysis. The Company believes that it is reasonably possible that costs associated with such liabilities may exceed current reserves by amounts that may prove insignificant, or by amounts, in the aggregate, of up to approximately $12.0.

     LEGAL MATTERS - The Company has recorded $35.5 in liabilities on a combined basis and $20.8 on a consolidated basis at June 30, 1998, for legal costs that it believes are probable and reasonably estimable. These liabilities at December 31, 1997, totaled $35.8 on a combined basis and $21.0 on a consolidated basis. Actual costs are not expected to exceed these amounts. In addition, the Company may be held responsible for certain environmental liabilities incurred at Borden Chemicals and Plastics Limited Partnership facilities, which were previously owned by the Company. The Company believes, based upon the information it currently possesses, and taking into account its established reserves for estimated liability and its insurance coverage, that the ultimate outcome of the foregoing proceedings and actions is unlikely to have a material adverse effect on the Company's financial position or operating results.

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

(Dollars in millions)
-----------------------------------------------------------------------------------------------------
                                   THREE MONTHS ENDED JUNE 30               SIX MONTHS ENDED JUNE 30
                                   --------------------------               ------------------------
NET SALES                              1998         1997                      1998           1997
---------                              ----         ----                      ----           ----
   Chemical                          $  323.7    $  328.1                   $    643.4    $    646.4
   Consumer Products
     and Services                        36.0        31.1                         55.3          48.9
   Businesses Held for Sale               8.7        27.8                         36.8          53.4
                                     --------      ------                   ----------    ----------
   CONSOLIDATED NET SALES               368.4       387.0                        735.5         748.7

   Foods ongoing                        126.9       179.5                        276.5         379.5
   Foods Unaligned                       26.0       255.5                         99.0         474.1
                                     --------      ------                   ----------    ----------
     Total Foods                        152.9       435.0                        375.5         853.6
   Wise                                  61.2        62.8                        115.2         119.4
                                     --------      ------                   ----------    ----------
   COMBINED NET SALES                $  582.5    $  884.8                   $  1,226.2    $  1,721.7
                                     ========    ========                   ==========    ==========

OPERATING INCOME
----------------
   Chemical                          $   41.1    $   34.3                   $     75.2    $     65.0
   Consumer Products
     and Services                         4.3         2.6                          4.0           3.7
   Corporate                             (3.7)       (9.9)                       (12.0)        (18.9)
                                     --------      ------                   ----------    ----------
     Subtotal                            41.7        27.0                         67.2          49.8
   Businesses Held for Sale              (1.1)        0.5                         (1.4)          2.1
                                     --------      ------                   ----------    ----------
   CONSOLIDATED OPERATING INCOME         40.6        27.5                         65.8          51.9

   Foods ongoing                        (12.6)      (11.8)                       (19.6)        (24.7)
   Gain on sale                           1.1         -                          302.5           -
   Foods Unaligned                       (2.1)       24.3                         (0.3)         28.6
                                     --------      ------                   ----------    ----------
     Total Foods                        (13.6)       12.5                        282.6           3.9
    Wise                                  0.1        (0.5)                        (2.0)         (1.8)
     Combining adjustments                -           -                           (0.8)          -
                                     --------      ------                   ----------    ----------
   COMBINED OPERATING INCOME         $   27.1    $   39.5                   $    345.6    $     54.0
                                     ========    ========                   ==========    ==========

-----------------------------------------------------------------------------------------------------

CONSOLIDATED AND COMBINED THREE MONTHS ENDED JUNE 30, 1998 VERSUS THREE MONTHS ENDED JUNE 30, 1997

Consolidated Summary
--------------------
Consolidated net sales declined $18.6 million or 5% from 1997. The majority of this decline was caused by the sale of the Company's commercial and industrial wallcoverings business (formerly classified within "Businesses Held for Sale") in April 1998.

Consolidated operating income improved $13.1 million or 48% from 1997, primarily due to income from recently acquired Chemical businesses, improved margins in the forest products business, and improved management and settlement of assets and liabilities relating to businesses sold in prior years, offset by lower contributions from Chemical businesses in Asia and Latin America when compared to 1997.

Combined Summary
----------------
Combined sales declined $302.3 million or 34% from 1997, reflecting the sale of Foods Unaligned businesses in early 1998 and late 1997 and the exit from unprofitable private label sales in the Foods ongoing business, as well as the net improvement described above for the Consolidated Company.

Operating income declined $12.4 million or 31%. Offsetting the positive factors described for the Consolidated Company was a $26.4 million decline in the operating results of Foods Unaligned businesses due to the sale of these businesses.

Chemical
--------
Chemical sales declined $4.4 million or 1% from 1997. This slight change from 1997 reflects incremental sales of approximately $19 million from the melamine and derivatives product line, which includes two businesses acquired within the past 12 months, offset by unfavorable currency exchange rates in Asia and Latin America and by lower selling prices in the forest products business. Excluding the approximately $10 million unfavorable impact of foreign currency translation on Asian and Latin American sales, Chemical sales rose nearly $6 million.

The melamine and derivatives product line includes Melamine Chemicals and the resins and compounds business of Sun Coast Industries, purchased in late 1997 and early 1998, respectively. This product line has experienced good results, including record production in the month of June in response to strong demand. Management expects strong demand and stable prices to continue throughout 1998.

Lower selling prices in the forest products business when compared to 1997 prices, reflecting the partial pass through of lower raw materials costs, have decreased sales by over $20 million despite increased volume from strong housing starts due to continued low interest rates.

Operating income increased $6.8 million or 20% from 1997. This improvement is due primarily to the melamine and derivatives businesses purchased within the past 12 months. Improved margins due to lower raw materials costs in the forest products business also contributed to increased operating income. Partially offsetting these factors were decreased operating income in Latin America and Asia. In Latin America, poor economic conditions have resulted in late payments by customers, debt write-offs, and increased inventory due to slow sales. These difficulties were partially mitigated by lower raw material costs and aggressive actions by management to reduce administrative costs. In Asia, unfavorable currency exchange rates versus the dollar and higher general and administrative costs have hurt operating income, but were partially offset by lower raw material costs.

The second quarter sale of a Latin American plastic films business produced a gain of $8.3 million, which was partially offset by a $5.5 million severance charge related to the closure of a European operation.

Consumer Products and Services
------------------------------
Consumer Products and Services sales improved $4.9 million or 16% from 1997. This increase is the result of strong seasonal sales in the consumer adhesives business. Operating income increased $1.7 million or 65% from 1997, due to improved sales of higher margin products in the consumer adhesives business, as well as higher sales.

Corporate
---------
Corporate results improved $6.2 million from 1997 to expenses of $3.7 million. This improvement was primarily the result of improved management and settlement of assets and liabilities relating to businesses sold in prior years and other one-time administrative charges. The remainder of the fluctuation is attributable to timing differences in normal business expenses.

Foods
-----
Foods sales from ongoing businesses decreased $52.6 million or 29% from 1997. This decline was the expected result of a reduction in pasta volume due to management's decision to exit the unprofitable private label business and unprofitable markets, and elimination of low margin product lines and brands, which occurred in the last four months of 1997.

Sales for Foods Unaligned businesses fell $229.5 million from 1997, reflecting the sale of most of these businesses in early 1998 and late 1997.

Foods operating results from ongoing operations remained relatively flat, declining $0.8 million to a loss of $12.6 million, despite the decrease in ongoing sales. This decline was caused primarily by lower sales volume and higher raw materials costs in 1998, largely offset by savings of $9.2 million on plant overhead due to the closure of five pasta facilities in 1997 and further production line reductions in early 1998.

Foods Unaligned businesses' results declined $26.4 million from 1997 due to the sale of most Unaligned businesses in early 1998 and late 1997.

Wise
----
Wise sales remained relatively flat, declining $1.6 million or 3% from 1997. This decline reflects loss of market share due to competitors' ongoing pricing promotions, as well as the absence of sales from a business sold in 1998. Management is currently evaluating promotional strategies to offset this decline. Operating results improved from a loss in the prior year to operating income of $0.1 million. This improvement was the result of reduced trade spending in 1998, as well as ongoing improvements in manufacturing efficiency.

CONSOLIDATED AND COMBINED SIX MONTHS ENDED JUNE 30, 1998 VERSUS SIX MONTHS ENDED JUNE 30, 1997

Consolidated Summary
--------------------
Consolidated net sales declined $13.2 million or 2% from 1997. The majority of this decline from 1997 was caused by the sale of the Company's commercial and industrial wallcoverings business (formerly classified as "Businesses Held for Sale") in April 1998.

Consolidated operating income improved $13.9 million or 27% from 1997, primarily due to income from recently acquired Chemical businesses, improved margins in the forest products business, and improved management and settlement of assets and liabilities relating to businesses sold in prior years, offset by lower contributions from Chemical businesses in Asia and Latin America when compared to 1997.

Combined Summary
----------------
Combined sales declined $495.5 million or 29%, reflecting the sale of Foods Unaligned businesses in l998 and late 1997 and the exit from unprofitable private label sales in the Foods ongoing businesses, as well as the factors described for the Consolidated Company. Operating income improved $291.6, due to the $302.5 million gain on the sale of certain Foods Unaligned businesses. Absent this gain, operating results declined $10.9 million or 20%, reflecting the absence of operating income from divested Unaligned Foods businesses.

Chemical
--------
Chemical sales declined $3.0 million or less than 1% from 1997. This slight change from 1997 reflects incremental sales of approximately $35 million from the melamine and derivatives product line, which includes two businesses acquired within the past 12 months, offset by unfavorable currency exchange rates in Asia and Latin America and by lower selling prices in the forest products business. Excluding the approximately $20 million unfavorable impact of foreign currency translation on Asian and Latin American sales, Chemical sales rose over $17 million.

The melamine and derivatives product line includes Melamine Chemicals and the resins and compounds business of Sun Coast Industries, purchased in late 1997 and early 1998, respectively. This product line has experienced good results, including record production in the month of June in response to strong demand. Management expects strong demand and stable prices to continue throughout 1998.

Lower selling prices in the forest products business when compared to 1997 prices, reflecting the partial pass through of lower raw materials costs, have decreased sales by over $34 million despite increased volume from strong housing starts due to low interest rates.

Operating income increased $10.2 million or 16% from 1997. This improvement is due primarily to the melamine and derivatives businesses purchased within the past 12 months. Improved margins due to lower raw materials costs in the forest products business also contributed to increased operating income. Partially offsetting these factors were decreased operating income in Latin America and Asia. In Latin America, poor economic conditions have resulted in late payments by customers, debt write-offs, and increased inventory due to slow sales. These difficulties were partially mitigated by lower raw material costs and aggressive actions by management to reduce administrative costs. In Asia, unfavorable currency exchange rates versus the dollar and higher general and administrative costs have hurt operating income, but were partially offset by lower raw material costs.

The second quarter sale of a Latin American plastic films business produced a gain of $8.3 million, which was partially offset by a $5.5 million severance charge related to the closure of a European operation.

Consumer Products and Services
------------------------------
Consumer Products and Services sales increased $6.4 million or 13% from 1997. This improvement is the result of stronger than usual seasonal sales in the consumer adhesives business. Operating income rose $0.3 million or 8% from 1997. The increase was due to improved sales of higher margin products in the consumer adhesives business, as well as higher sales, partially offset by higher administrative costs in the first quarter of 1998.

Corporate
---------
Corporate results improved $6.9 million to expenses of $12.0 million. This improvement was primarily the result of improved management and settlement of assets and liabilities relating to businesses sold in prior years and other one-time administrative charges. The remainder of the fluctuation is attributable to timing differences in normal business expenses.

Foods
-----
Foods sales from ongoing businesses decreased $103.0 million or 27% from 1997. This decline was the expected result of a reduction in pasta volume due to management's decision to exit from the unprofitable private label business and unprofitable markets, and elimination of low margin product lines and brands, which occurred in the last four months of 1997.

Sales for Foods Unaligned businesses declined $375.1 million, reflecting the sale of most of these businesses in 1998 and late 1997.

Foods operating results from ongoing operations improved $5.1 million, despite the decrease in ongoing sales, to a loss of $19.6 million. This improvement was the result of reduced plant overhead and administrative costs, which more than offset the reduced contribution from eliminated sales volume, partially offset by higher raw material costs. Plant overhead savings amounted to approximately $19.2 million for the first six months of 1998, attributed to the closure of five pasta plants in 1997 and further production line reductions in early 1998.

Foods Unaligned businesses' operating income declined $28.9 million due to the sale of most Unaligned businesses in 1998 and late 1997. Foods recorded gains of $302.5 million in the first half of 1998 on the sale of Unaligned businesses.

Wise
----
Wise sales declined $4.2 million or 4% from 1997. This decline reflects loss of market share due to competitors' ongoing deep feature pricing promotions. Management is currently evaluating promotional strategies to offset this decline. Operating results remained relatively flat from the prior year, reflecting a $1.0 million loss accrued in the first quarter on the sale of a business, offset by lower marketing expense and ongoing improvements in manufacturing efficiency. Absent the loss on the sale of a business, operating results improved $0.8 million to a loss of $1.0 million.

NON-OPERATING EXPENSES AND INCOME TAXES
---------------------------------------

Following is a comparison of non-operating expenses for the three months ended June 30, 1998 and 1997.

                                                                            THREE MONTHS ENDED JUNE 30,
                                                                            ---------------------------
                                                                CONSOLIDATED                       COMBINED
                                                                ------------                       --------
(Dollars in millions)                                         1998      1997                    1998      1997
-----------------------------------------------------------------------------------------------------------------------------
Interest expense                                            $  15.7   $  24.3                 $  15.9   $  24.7
Affiliated interest expense (income), net                       4.1      (6.5)                      -         -
Other                                                          (6.0)     (4.1)                   (6.4)     (0.5)
                                                            -------   -------                 -------   -------
                                                            $  13.8   $  13.7                 $   9.5   $  24.2
-----------------------------------------------------------------------------------------------------------------------------

Following is a comparison of non-operating expenses for the six months ended
 June 30, 1998 and 1997.

                                                                              SIX MONTHS ENDED JUNE 30,
                                                                              -------------------------
                                                               CONSOLIDATED                        COMBINED
                                                               ------------                        --------
(Dollars in millions)                                         1998      1997                    1998      1997
-----------------------------------------------------------------------------------------------------------------------------
Interest expense                                            $  32.1   $  47.9                 $  32.8   $  48.4
Affiliated interest expense (income), net                       8.9     (11.6)                      -         -
Other                                                         (12.0)      0.1                   (14.4)     (7.3)
                                                            -------   -------                 -------   -------
                                                            $  29.0   $  36.4                 $  18.4   $  41.1
-----------------------------------------------------------------------------------------------------------------------------

The favorable fluctuations in interest expense for the Company and the Combined Companies, for both the three months and six months ended June 30, 1998, are attributable to cash proceeds from the sale of the Decorative Products business unit used to pay down debt.

Consolidated non-operating expense for the three months ended June 30, 1998, remained flat, increasing by $0.1 million. The decrease in interest expense was offset by a $10.6 million decrease in net affiliated interest income due to Foods' repayment of debt to the Company using proceeds from the sale of its Unaligned businesses.

Consolidated non-operating expense for the six months ended June 30, 1998, decreased $7.4 million to $29.0 million. In addition to the decrease in non-affiliated interest expense, the Company received $13.8 million more interest income, primarily from the investment of proceeds from the sale of certain Unaligned Foods businesses in short term investments. This improvement was partially offset by a $20.5 million decrease in net affiliated interest income, due to Foods' repayment of debt to the Company using proceeds from the sale of its Unaligned businesses.

Combined non-operating expense for the three months ended June 30, 1998, improved $14.7 million to $9.5 million. This change reflects the decrease in interest expense, augmented by a $7.9 million increase in interest income from the investment of proceeds from the sale of certain Unaligned Foods businesses in short term investments.

Combined non-operating expense for the six months ended June 30, 1998, improved $22.7 million to $18.4 million. This change reflects the decrease in interest expense, augmented by a $12.1 million increase in interest income, primarily from the investment of proceeds from the sale of certain Unaligned Foods businesses in short term investments.

The change in the affiliated interest reflects interest expense associated with the Foods investment of cash not used in operations within the Company.

Following is a comparison of income tax provision related effective tax rates for the three and six months ended June 30, 1998.

                                                                           THREE MONTHS ENDED JUNE 30,
                                                                           ---------------------------
                                                                   CONSOLIDATED                       COMBINED
                                                                   ------------                       --------
(Dollars in millions)                                             1998      1997                    1998      1997
-----------------------------------------------------------------------------------------------------------------------------
Income tax expense                                                12.4       4.2                    23.5      7.5
Effective tax rate                                                  46%       30%                    N/M       49%
-----------------------------------------------------------------------------------------------------------------------------

                                                                             SIX MONTHS ENDED JUNE 30,
                                                                             -------------------------
                                                                    CONSOLIDATED                       COMBINED
                                                                    ------------                       --------
(Dollars in millions)                                             1998       1997                    1998      1997
-----------------------------------------------------------------------------------------------------------------------------
Income tax expense                                                16.5       7.7                     90.4      6.3
Effective tax rate                                                  45%       50%                      28%      49%
-----------------------------------------------------------------------------------------------------------------------------

The 1998 consolidated effective income tax rate reflects the effect of certain non-deductible charges taken during the three months ended June 30, 1998. The combined effective tax rate for the three months ended June 30, 1998, reflects changes in estimates on taxes related to businesses sold in the first quarter of 1998, as well as a change in the estimated annual effective tax rate. The Unaligned Foods business divestitures led to a lower effective tax rate for the Combined Companies for the six months ended June 30, 1998, as a portion of the gain is not subject to corporate tax. The unusually high tax rate in 1997 for the Company is attributable to non-deductible accounting charges associated with the net investment in Foods and Wise.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Operating Activities
--------------------
For the six months ended June 30, 1998, operating cash flows generated by the Company and the Combined Companies were $23.4 million and $84.5 million compared to cash used by the Company and the Combined Companies of $14.2 million and $28.7 million during the first six months of 1997. The Company's $37.6 million increase is primarily attributable to incremental cash inflows from Chemical businesses purchased within the past 12 months in addition to normal working capital cash inflows in the Chemical business. In addition, the Company realized a net operating loss carryforward associated with the sale of its Decorative Products business in the first quarter of 1998. These increases were partially offset by an increase in the affiliated receivable and a decrease in accounts payable, both as a result of the timing of payments.

The Combined Companies $113.2 million improvement in cash flows is attributable to the factors noted above and the improvement in cash flow relating to Foods accounts receivable and inventories. Improved receivable flows resulted from collections outpacing new receivables as Foods was in the process of divesting its remaining Unaligned Foods businesses. Cash from inventories also improved significantly as a result of the planned reduction in inventory levels in anticipation of the sale of the remaining Unaligned Foods businesses.

Investing Activities
--------------------
Consolidated investing activities generated $358.2 million cash in 1998 compared to a use of $17.2 million in 1997, due primarily to divestiture activity. Proceeds from divestitures include $304.8 million from the sale of Decorative Products, $15.5 million from the sale of a Latin American plastic films business, and $15.6 million from the sale of the commercial and industrial wallcoverings business. In addition, investing activity reflects $66.5 million relating to net repayments of affiliated borrowings by Foods and Wise, partially offset by the acquisition of a resins and compounds business acquired from Sun Coast Industries, Inc. for $14.4 million.

In addition to the above, the Combined Companies' divestiture activity reflects $721.0 million of proceeds from the sale of Unaligned Foods businesses. During the first quarter of 1998, the Combined Companies sold certain unaligned product lines for $376.5 million, and its worldwide KLIM milk powder business, a non-dairy creamer business in South Africa and an ice cream business in Puerto Rico for $335.7 million. In the second quarter of 1998, Foods sold a distribution business in Puerto Rico for proceeds of $8.8 million. The $66.5 million return on investment in the consolidated investing flows is eliminated in the combined flows as the Foods and Wise operations are included in the Combined Companies.

Capital expenditures for the Company and the Combined Companies decreased $33.7 million and $33.1 million, respectively. This is mainly a result of the divestitures of the Dairy business in the third quarter of 1997 and the Decorative Products business in April 1998.

Financing Activities
--------------------
Consolidated financing activities generated $165.4 million cash in 1998, compared with $4.5 million in 1997. Cash generated from divestiture activity was used to repay the $235.3 million revolving line of credit and to pay preferred dividends in the first and second quarters. The Company's $433.6 million affiliated borrowings represent proceeds from the sale of Unaligned Foods businesses, which were in turn invested in cash equivalents.

Combined financing activities represent the above with the exception of the affiliated borrowings with Foods a $272.2 million distribution to an affiliate that is not within the Combined Companies controlled group, but has an ownership interest in the trademarks that were sold with the divested businesses.

In the second quarter of 1998, the Company's revolving credit facility was reduced as a result of the sales of certain Unaligned Foods businesses in accordance with the terms of the agreement. As a result of this reduction, the $50.0 million 364-day revolving credit facility was canceled, and the $950.0 million five year revolving credit facility was reduced to $895.0 million.

IMPACT OF THE YEAR 2000 ISSUE
-----------------------------

The year 2000 issue is the result of computer programs written using two digits rather than four to define the applicable year. Any of the Company's and Combined Companies' computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company and Combined Companies are utilizing both internal and external resources to identify correct and test the systems for year 2000 compliance. The Company and Combined Companies are each in the midst of conducting a complete assessment of computer systems, developing a comprehensive implementation plan to resolve the issue, and finalizing cost estimates to achieve year 2000 compliance. Each of the Company's businesses and Combined Companies is in the process of implementing comprehensive new financial and business systems that are year 2000 compliant. Implementation of these various new systems is expected to be completed no later than June 1999. The status of the financial and business system implementation plans is monitored and, when necessary, contingency plans are developed and executed.

Plans are also being developed to address the risks related to plant systems, suppliers and customers. The substantial portion of production facility Year 2000 remediation for the Company and the Combined Companies should be completed in 1998, with all production facility remediation and final testing targeted to be completed in the second quarter of 1999.

While management has not finalized its estimate to repair, replace or retire all systems in order to comply with year 2000 dating, significant investments in information systems have been made since 1996 that will total in excess of $90.0 million by the year 2000. Remaining costs are not expected to have a material impact on the financial position or results of operations of the Company or Combined Companies in any year. Also, although the Company's and Combined Companies' systems do not rely significantly on systems of other companies, the Company and Combined Companies cannot provide assurance that failure of third parties to address the year 2000 issue will not have an adverse impact on the Company and Combined Companies.

The Company intends its year 2000 date conversion project to be completed on a timely basis so as to not significantly impact business operations. However, if the necessary modifications and conversions are not completed timely, the year 2000 issue may have a material impact on the Company and Combined Companies.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS
-----------------------------------------

The Company and its officers may, from time to time, make written or oral statements regarding the future performance of the Company, including statements contained in the Company's filings with the Securities and Exchange Commission. Investors should be aware that these statements are based on currently available financial, economic, and competitive data and on current business plans. Such statements are inherently uncertain and investors should recognize that events could cause the Company's actual results to differ materially from those projected in forward-looking statements made by or on behalf of the Company. Such risks and uncertainties are primarily in the areas of results of operations by business unit including anticipated customer demand, and raw material prices, liquidity, legal, environmental liabilities, year 2000 compliance, and risk management.

PART II

Item 1:  LEGAL PROCEEDINGS

There have been no material developments in the ongoing legal proceedings that are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and the quarterly report on Form 10-Q for the period ended March 31, 1998.

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

         (10)     Agreement with R.L. de Ney

         (27)     Financial Data Schedule

b.       Financial Statement Schedules

Included are the separate financial statements of Foods Holdings and Wise Holdings filed in accordance with rule 3-10 of Regulation S-X. Foods Holdings and Wise Holdings are guarantors of the Company's credit facility and all of the Company's outstanding publicly held debt.

c.       Reports on Form 8-K

There were no reports on Form 8-K issued during the second quarter of 1998.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BORDEN, INC.
Date August 14, 1998                        By/ /S/ WILLIAM H. CARTER
                                            --------------------------------
                                            William H. Carter
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

BORDEN FOODS HOLDINGS CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND YEAR TO DATE ENDED
JUNE 30, 1998 AND 1997






                                      BFH1

-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (UNAUDITED)

BORDEN FOODS HOLDINGS CORPORATION

                                                        Three Months Ended            Six Months Ended
                                                              June 30,                    June 30,
($ in thousands)                                        1998           1997           1998          1997
------------------------------------------------------------------------------------------------------------
Net sales                                            $ 152,902      $ 435,040      $ 375,520      $ 853,624
Cost of goods sold                                      92,822        260,901        224,875        517,188
                                                     ---------      ---------      ---------      ---------

Gross margin                                            60,080        174,139        150,645        336,436
                                                     ---------      ---------      ---------      ---------

Distribution expense                                     9,192         24,234         23,747         46,584
Marketing expense                                       45,112        109,962        109,807        233,240
General & administrative expense                        18,650         25,912         32,159         49,854
Loss (gain) on divestiture                               5,575              -       (181,571)             -
                                                     ---------      ---------      ---------      ---------

Operating income (loss)                                (18,449)        14,031        166,503          6,758
                                                     ---------      ---------      ---------      ---------

Interest expense                                           570          7,389          1,978         13,409
Interest income                                         (4,726)        (1,929)       (10,828)        (3,956)
Other expense (income), net                               (393)            15           (606)          (670)
                                                     ---------      ---------      ---------      ---------

Income (loss) before income tax                        (13,900)         8,556        175,959         (2,025)
Income tax expense (benefit)                            10,640          1,470         47,950         (2,130)
                                                     ---------      ---------      ---------      ---------

Net income (loss)                                      (24,540)         7,086        128,009            105

Affiliate's share of income                             (1,324)             -       (130,069)             -
                                                     ---------      ---------      ---------      ---------

Net (loss) income applicable to common stock         $ (25,864)     $   7,086      $  (2,060)     $     105
                                                     =========      =========      =========      =========

Comprehensive income (Note 7)                        $ (26,799)     $   2,348      $ 123,598      $ (17,705)
                                                     =========      =========      =========      =========


Basic and diluted income (loss) per common share     $    (259)     $      71      $     (21)     $       1

Average number of common shares outstanding
 during the period                                         100            100            100            100

------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements



                                      BFH2

-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

BORDEN FOODS HOLDINGS CORPORATION

($ in thousands)

                                                            June 30,     December 31,
ASSETS                                                       1998           1997
------------------------------------------------------------------------------------
CURRENT ASSETS
      Cash and equivalents                                 $ 341,130      $  28,736
      Accounts receivable (less allowance for doubtful
       accounts of $1,865 and $4,821, respectively)           45,245        138,751
      Other receivables                                       13,799         21,526
      Inventories:
       Finished and in-process goods                          54,397        112,669
       Raw materials and supplies                             18,262         43,112
      Deferred income taxes                                   46,934         41,290
      Other current assets                                    23,174         50,050
                                                           ---------      ---------
                                                             542,941        436,134


OTHER ASSETS                                                   8,230         14,981

PROPERTY AND EQUIPMENT
      Land                                                    10,358         19,199
      Buildings                                               42,758         64,908
      Machinery and equipment                                139,345        208,504
                                                           ---------      ---------
                                                             192,461        292,611
      Less accumulated depreciation                          (27,133)       (50,878)
                                                           ---------      ---------
                                                             165,328        241,733

INTANGIBLES
      Goodwill                                                48,416        151,264
      Trademarks and other intangibles                        86,009        155,511
                                                           ---------      ---------
                                                             134,425        306,775
                                                           ---------      ---------

TOTAL ASSETS                                               $ 850,924      $ 999,623
                                                           =========      =========

-------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements


                                      BFH3

-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

BORDEN FOODS HOLDINGS CORPORATION

($ in thousands)

                                                          June 30,     December 31,
LIABILITIES AND SHAREHOLDER'S EQUITY                       1998           1997
------------------------------------------------------------------------------------
CURRENT LIABILITIES
      Debt payable within one year                       $   7,108      $  22,087
      Loans due to affiliates                               15,154         27,914
      Accounts and drafts payable                           52,548         98,718
      Income taxes payable                                  38,002         30,158
      Accrued customer allowances                           26,223         32,106
      Other amounts due affiliates                           8,696          6,020
      Other current liabilities                            219,128        123,706
                                                         ---------      ---------
                                                           366,859        340,709
                                                         ---------      ---------

OTHER LIABILITIES
      Long-term debt payable to Borden, Inc.                     -         47,616
      Other long-term debt                                   4,704          5,438
      Deferred income taxes                                 39,740         25,821
      Non-pension postemployment benefit obligations         8,814          9,279
      Other long-term liabilities                           19,304         20,894
                                                         ---------      ---------
                                                            72,562        109,048
                                                         ---------      ---------

      Commitments and Contingencies (Note 10)

SHAREHOLDER'S EQUITY
      Common stock - $0.01 par value; 100 shares                 -              -
      Shareholder's investment in affiliate                 50,013        203,297
      Paid in capital                                      387,831        366,439
      Accumulated other comprehensive income               (13,432)        (9,021)
      Retained deficit                                     (12,909)       (10,849)
                                                         ---------      ---------
                                                           411,503        549,866
                                                         ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY               $ 850,924      $ 999,623
                                                         =========      =========

------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements


                                      BFH4

-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

BORDEN FOODS HOLDINGS CORPORATION                                 Six Months Ended
                                                                      June 30,
($ in thousands)                                                1998            1997
---------------------------------------------------------------------------------------
CASH FLOWS USED IN OPERATING ACTIVITIES
      Net income                                              $ 128,009      $    105
      Adjustments to reconcile net income to net
      cash used in operating activities:
       Deferred tax provision                                    13,382        (2,338)
       Depreciation and amortization                              9,010        22,818
       Gain on divestiture of businesses                       (181,571)            -
      Net change in assets and liabilities:
       Trade receivables                                         55,188        16,146
       Other receivables                                          4,890           (77)
       Inventories                                               20,194        (3,474)
       Trade payables                                           (22,559)      (18,599)
       Accrued customer allowances                               (5,883)       (9,172)
       Income taxes                                             (16,098)      (13,109)
       Other amounts due to/from affiliates                      (1,190)       (5,493)
       Other current assets and liabilities                     (57,984)        3,222
       Long-term assets and liabilities                              45           (93)
       Other, net                                                (4,612)       (9,931)
                                                              ---------      --------
                                                                (59,179)      (19,995)
                                                              ---------      --------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
      Capital expenditures                                      (12,456)      (13,617)
      Proceeds from the divestiture of businesses               721,079             -
      Proceeds from the sale of fixed assets                     11,244             -
                                                              ---------      --------
                                                                719,867       (13,617)
                                                              ---------      --------

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES
      (Decrease) increase short-term debt                       (14,979)        3,794
      (Decrease) increase in loans due to/from affiliates       (12,760)       11,717
      Unitholder distributions paid                            (272,205)            -
      Repayment of long-term debt to Borden, Inc.               (47,616)            -
      (Decrease) increase in other long-term debt                  (734)          334
                                                              ---------      --------
                                                               (348,294)       15,845
                                                              ---------      --------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                     312,394       (17,767)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                      28,736        33,234
                                                              ---------      --------

CASH AND EQUIVALENTS AT END OF PERIOD                         $ 341,130      $ 15,467
                                                              =========      ========

------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements


                                      BFH5

-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (continued)

BORDEN FOODS HOLDINGS CORPORATION
                                                         Six Months Ended
($ in thousands)                                             June 30,
                                                        1998          1997
-------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid:
      Interest                                        $   3,286      $25,663
      Taxes                                              50,666        5,471


NON-CASH ACTIVITY:

      Minority interest (Note 6)                       (130,069)

      Affiliate's share of income (Note 6)              130,069

-------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements

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

In 1996, Borden Foods Corporation ("BFC") was formed for the purposes of acquiring and operating certain of Borden's food businesses ("Foods"). Borden Foods Holdings Corporation ("Foods Holdings"), a wholly owned subsidiary of Borden Foods Holdings, LLC (the "LLC"), owns approximately 98% of BFC; the remaining interest in BFC is owned directly by the LLC. The LLC is controlled by BW Holdings, LLC. BFC Investments LP (the "Investment LP"), which is owned by BFC and LLC, was formed for the purposes of acquiring, holding, and sub-licensing certain trademarks associated with the operation of Foods. In certain circumstances (see Note 6), allocation of income and gains may differ from the ownership percentages indicated.

Effective October 1, 1996, Borden, in a taxable transaction, sold Foods and certain trademarks to BFC and Investment LP, respectively, for $550,000 less assets transferred plus liabilities assumed. The purchase price was based on an independent valuation of Foods. In connection with this sale, LLC issued approximately 73.6 million Class B units in exchange for $368,100 of notes from BW Holdings, LLC. Prior to October 1, 1996, LLC issued approximately 1.1 million Class A units to certain management employees of BFC in exchange for cash of $5,323. In addition, LLC transferred $241,300 of notes to Foods Holdings in exchange for 100 shares of common stock. Foods Holdings used the notes to acquire a 98% interest in BFC. LLC contributed $5,323 of cash to BFC in exchange for a 2% interest in BFC.

BFC issued $166,990 of long-term debt (see Note 9) along with the notes contributed by BW Holdings, LLC to finance the purchase of Foods' net assets. In a series of transactions in 1996 and 1997, BFC used $244,000 of consideration to purchase a 70% interest in Investment LP and LLC used $104,600 of consideration to acquire a 30% interest in Investment LP. Investment LP transferred $348,600 of consideration to Borden in exchange for Foods' trademarks. Upon finalization of the valuation in September 1997, an additional $20,000 of consideration held by Investment LP was transferred to Borden to complete the purchase of Foods' trademarks. As a result of transactions concluded in 1998, including a transfer of tax basis from BFC to Investment LP, shareholder's investment in affiliate was increased $29,610.

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


2.  NATURE OF OPERATIONS

BFC is a manufacturer and distributor of food products worldwide, including pasta, pasta sauce, soups and bouillon. BFC's operations include 13 production facilities, 7 of which are located in North America. The remaining facilities are located primarily in Europe. Management expects to divest or close 4 of these facilities in 1998 as part of the business realignment (Note 5).


3.  BASIS OF PRESENTATION

As a result of the financial guarantee and in accordance with Regulation S-X rule 3-10, Borden includes in its filings with the Securities and Exchange Commission separate condensed financial statements for Foods Holdings as if it were a registrant. The accompanying condensed financial statements for the three months and six months ended June 30, 1998 and 1997 were prepared on a purchase accounting basis which allocated approximately $750,000, plus cash retained, less debt assumed, of the December 1994 KKR purchase price to Foods Holdings. The purchase price was allocated to tangible and intangible assets and liabilities of Foods based on independent appraisals and management estimates.

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


5.  BUSINESS REALIGNMENT

In March 1997, BFC announced its intention to sell certain businesses from its current portfolio, which are not considered to be aligned with its grain-based meal solution strategy. Among the unaligned businesses were



                                      BFH8
milk powder (KLIM), sweetened condensed milk and reconstituted lemon juice (Signature Flavor), and processed cheese.

On January 24, 1998 BFC and Investment LP completed the sale of its Signature Flavor businesses. The sale generated proceeds of $376,500 and an after tax gain of $165,185, which includes a loss of $5,814 recorded in the second quarter relating to additional taxes and asset write-offs.

BFC and Investment LP sold the KLIM business, including the KLIM milk powder business in Latin America and Asia, the non-dairy coffee creamer operations in South Africa, and the ice cream business in Puerto Rico. BFC received $335,735 for the sale of these operations. An accrued after tax loss of $9,254 was recorded in the 1997 financial statements. An additional after tax loss of $28,542 was recorded in the six month period ended June 30, 1998, $6,230 of which was recorded in the second quarter relating to additional taxes.

On May 22, 1998 BFC sold its Puerto Rican distributor. The sale generated proceeds of $8,844 and an after tax loss of $2,132.

Included in other current liabilities at June 30, 1998, is approximately $167,000 of divestiture reserves. Of this amount, approximately $55,000 relates to non-cash charges associated with assets to be sold.

6.  AFFILIATE'S SHARE OF INCOME

The LLC was allocated an affiliate's share of income (see accompanying consolidated statement of operations) of $130,069, primarily in association with the divestiture of the Signature Flavor business. In accordance with Investment LP's limited partnership agreement with BFC and the LLC, the first allocation of the trademark gain is to BFC's priority return which is generally based on a 10% return to BFC based on BFC's net capital contributions. The allocation of the remaining gain, computed on a tax basis, is 10% to BFC and 90% to the LLC. In the second quarter of 1998, $272,205 was distributed to the LLC.


7.  COMPREHENSIVE INCOME

Comprehensive income is computed as follows:

-------------------------------------------------------------------------------------------------------------

                                                Three months ended June 30,        Six months ended June 30,
                                                ---------------------------        -------------------------
                                                     1998           1997              1998            1997
                                                  ---------       -------           --------       ---------
Net (loss) income                                 $(24,540)       $ 7,086           $128,009       $     105

Foreign currency translation adjustment             (4,512)        (4,738)            (7,591)        (17,810)
Less: Reclassification adjustments                   2,253             --              3,180              --
                                                  --------        -------           --------        --------
Comprehensive income                              $(26,799)       $ 2,348           $123,598        $(17,705)

-------------------------------------------------------------------------------------------------------------

The reclassification adjustment represents the accumulated translation adjustment recognized on the sale of the KLIM business offset by a reclassification to paid in capital.


                                      BFH9

8.  RELATED PARTIES

BFC is engaged in various transactions with Borden and its affiliates in the ordinary course of business. A subsidiary of Borden provides administrative services to BFC at negotiated fees. These services include processing of payroll and active and retiree group insurance claims. BFC reimburses the Borden subsidiary for payments for general disbursements and group insurance and postemployment benefit claims. The amount owed by BFC for reimbursement of payments and for services was $8,696 and $4,746 as of June 30, 1998 and December 31, 1997, respectively.

BFC is generally self-insured for general insurance claims and postemployment benefits other than pensions. The liabilities for these obligations are included in Foods Holdings' financial statements. By agreement, Borden has retained the obligation for active group insurance claims incurred prior to 1997.

Employee pension benefits are provided under the Borden domestic pension plans to which BFC contributes. The U.S. employees participate in the Borden retirement savings plan. Borden also provides certain health and life insurance benefits for eligible employees. BFC has recognized expenses associated with these benefits, certain of which are determined and allocated by Borden's actuary. BFC has assumed an actuarially-determined portion of Borden's U.S. net pension liability, however this amount is considered to be an amount due to affiliate since Borden retains the legal obligation for these benefits. Amounts payable by BFC for its portion of the net pension liability were $9,719 and $7,164 as of June 30, 1998 and December 31, 1997, respectively.

BFC invested cash not used in operations with Borden. BFC's investment balance was $319,636 and $15,043 with Borden as of June 30, 1998 and December 31, 1997, respectively. The funds are invested overnight earning a rate set by Borden which generally approximates money market rates. Amounts receivable for interest were $10,977 and $0 as of June 30, 1998 and December 31, 1997, respectively.

BFC performs certain administrative services on behalf of other Borden affiliates. These services include sales administration, promotion, purchasing, and research and development. BFC charged these affiliates $990 and $1,611 for such services for the three month periods ended June 30, 1998 and 1997, respectively, and $1,604 and $3,492 for the six month periods ended June 30, 1998 and 1997, respectively. The receivable for services, merchandise sales, and other transactions related to the purchase of Foods' assets was $1,657 and $8,768 at June 30, 1998 and December 31, 1997, respectively.

Borden continues to provide executive, financial and strategic management to BFC for which it charges a quarterly fee of $250.


9.  AFFILIATED DEBT

Cash balances in international businesses which are not repatriated to the U.S. can be loaned to other Borden affiliates at a variable rate for generally a 90 day period. Net lendings or borrowings by international businesses are included in loans due from or to affiliates. Net short-term loans due to international affiliates were $15,154 and $27,914 at June 30, 1998 and December 31, 1997, respectively, at a weighted average variable rate of 5.9% and 6.7%, respectively.

During 1996, BFC entered into a loan agreement (the "Loan Agreement") to borrow funds from Borden under a revolving loan facility and term loans. The revolving loan facility provided for borrowings up to $250,000 at a variable interest rate equal to prime. Effective December 30, 1997, the revolving loan facility was reduced to $50,000 with a maturity date of December 31, 1998. Borrowings with three days notice and outstanding at



                                     BFH10
least 30 days incurred interest at Borden's cost of funds for 30 day LIBOR plus 0.25%. Same day borrowings incurred interest of prime.

As an affiliate guarantor, Foods Holdings' liability shall not exceed the greater of its outstanding affiliated borrowings or 95% of its adjusted net assets while Borden or any other obligated parties have obligations outstanding. Borden's outstanding credit facility and public borrowings amounted to approximately $548,480 and $783,480 at June 30, 1998 and December 31, 1997, respectively. In connection with this guarantee, Foods Holdings charges Borden an annual fee of $1,050.

As a result of the October 1, 1996 transaction, BFC issued $166,990 in long-term notes to Borden. Effective January 1, 1997, the interest rate on the long-term notes to Borden was changed from 12.0 % to 10.3%. The loan principal outstanding on the long-term notes was $47,616 at December 31, 1997 and was paid off in February 1998. Interest expense on the long term notes was $0 and $4,274 for the three months ended June 30, 1998 and 1997, respectively, and $575 and $8,556 for the six months ended June 30, 1998 and 1997, respectively. Amounts payable for such charges were $115 and $1,274 as of June 30, 1998 and December 31, 1997, respectively.


10.  COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS - There were no material developments during the second quarter related to the Helm Tomatoes litigation. Details of first quarter events are discussed in the report filed for the three months ended March 31, 1998.

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

BFC is working on finalizing its Year 2000 date conversion project so as to not significantly impact business operations. If the necessary modifications and conversions are not completed timely, the Year 2000 issue may have a material impact on BFC. Although BFC's systems do not rely significantly on systems of other companies, BFC cannot provide assurance that failure of third parties to address the Year 2000 issue will not have an adverse impact on BFC.



                                     BFH11

[WISE LOGO]   WISE HOLDINGS, INC. AND SUBSIDIARIES



              CONDENSED CONSOLIDATED FINANCIAL
              STATEMENTS FOR THE THREE AND SIX MONTHS ENDED
              JUNE 30, 1998 AND 1997

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
WISE HOLDINGS, INC. AND SUBSIDIARIES

                                                                 THREE MONTHS ENDED
                                                                      JUNE 30,
(Dollars in thousands)                                        1998                 1997
--------------------------------------------------------------------------------------------------
Net sales                                                       $ 61,271              $ 62,793
Cost of goods sold                                                38,702                39,720
                                                                --------              --------

Gross margin                                                      22,569                23,073

Distribution expense                                               7,198                 6,657
Marketing expense                                                  9,422                11,462
General & administrative expense                                   5,639                 5,135
                                                                --------              --------

Operating income (loss)                                              310                  (181)

Interest expense                                                     110                   238
Other expense                                                         27                    60
                                                                --------              --------

Income (loss) before income taxes                                    173                  (479)

Income tax expense (benefit)                                         148                  (218)
                                                                --------              --------

Net income (loss)                                               $     25              $   (261)
                                                                ========              ========

Per Share Data
--------------
Basic and diluted income (loss) per common share                $   0.36              $  (3.73)
Average number of common shares outstanding
  during the period                                                   70                    70


--------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements

------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
WISE HOLDINGS, INC. AND SUBSIDIARIES

                                                               SIX MONTHS ENDED
                                                                  JUNE 30,
(Dollars in thousands)                                     1998                 1997
-----------------------------------------------------------------------------------------
Net sales                                              $ 115,152             $ 119,283
Cost of goods sold                                        72,432                76,996
                                                       ---------             ---------

Gross margin                                              42,720                42,287

Distribution expense                                      14,139                12,873
Marketing expense                                         18,633                21,681
General & administrative expense                          10,881                 9,231
                                                       ---------             ---------

Operating loss                                              (933)               (1,498)

Interest expense                                             232                   503
Other expense (income)                                        17                   (95)
                                                       ---------             ---------

Loss before income taxes                                  (1,182)               (1,906)

Income tax benefit                                          (460)                 (760)
                                                       ---------             ---------

Net loss                                               $    (722)            $  (1,146)
                                                       =========             =========

Per Share Data
--------------
Basic and diluted loss per common share                $  (10.31)            $  (16.37)
Average number of common shares outstanding
  during the period                                           70                    70

-----------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements

-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
WISE HOLDINGS, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share amounts)

                                                                     JUNE 30,       DECEMBER 31,
ASSETS                                                                 1998             1997
-------------------------------------------------------------------------------------------------

CURRENT ASSETS
Cash and equivalents                                                 $ 6,456            $ 3,604
Accounts receivable (less allowance for doubtful accounts
  of $2,286 and $2,498, respectively)                                 21,962             23,131
Affiliated receivables                                                   139              1,204
Inventories:
  Finished goods                                                       3,558              4,621
  Raw materials and supplies                                           3,434              3,841
Deferred income taxes, net                                             2,446              2,825
Prepaid and other current assets                                       4,107              4,509
                                                                     -------            -------
                                                                      42,102             43,735
                                                                     -------            -------

PROPERTY AND EQUIPMENT
Land                                                                   1,332              1,347
Buildings and improvements                                             5,064              5,585
Machinery and equipment                                               41,233             38,592
                                                                     -------            -------
                                                                      47,629             45,524
Less accumulated depreciation                                         18,016             16,442
                                                                     -------            -------
                                                                      29,613             29,082
                                                                     -------            -------

INTANGIBLES AND OTHER ASSETS
Trademarks (net of accumulated
  amortization of $1,647 and $1,410, respectively)                    17,164             17,401
Other assets                                                             857                889
                                                                     -------            -------
                                                                      18,021             18,290
                                                                     -------            -------


TOTAL ASSETS                                                         $89,736            $91,107
                                                                     =======            =======
-------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements

-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
WISE HOLDINGS, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share amounts)

                                                     JUNE, 30          DECEMBER 31,
LIABILITIES AND SHAREHOLDER'S EQUITY                   1998                1997
-----------------------------------------------------------------------------------
CURRENT LIABILITIES
  Debt payable within one year                                           $   270
  Accounts and drafts payable                         $16,536             12,570
  Affiliated payables                                   1,038              1,467
  Accrued liabilities                                  10,274             15,735
                                                      -------            -------
                                                       27,848             30,042
                                                      -------            -------
OTHER LIABILITIES
  Long-term debt payable to Borden, Inc.                7,000              7,000
  Deferred income taxes, net                            3,500              2,522
  Non-pension postemployment
    benefit obligations                                 9,631              9,960
  Affiliated employee benefit obligation                2,748              1,817
  Other long-term liabilities                             429                371
  Minority interest                                       737                830
                                                      -------            -------
                                                       24,045             22,500
                                                      -------            -------


Commitments and Contingencies (Note 6)

SHAREHOLDER'S EQUITY
  Common stock - $0.01 par value
    70 shares authorized
    70 issued and outstanding                               -                  -
  Preferred stock - $0.01 par value
    30 shares authorized,
    none issued and outstanding                             -                  -
  Paid in capital                                      34,980             34,980
  Retained earnings                                     2,863              3,585
                                                      -------            -------
                                                       37,843             38,565
                                                      -------            -------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY            $89,736            $91,107
                                                      =======            =======


-----------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
WISE HOLDINGS, INC. AND SUBSIDIARIES

                                                                  SIX MONTHS ENDED
                                                                       JUNE 30,
(Dollars in thousands)                                           1998           1997
---------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net loss                                                      $  (722)        $(1,146)
Adjustments to reconcile net loss to net cash
  from operating activities
  Minority interest's share in income                             (13)            (21)
  Depreciation                                                  2,688           3,120
  Amortization                                                    237             235
  Other non-cash                                                 (116)            206
Net change in assets and liabilities:
  Accounts receivable                                            (489)         (3,505)
  Affiliated receivables                                        1,065            (378)
  Inventories                                                     478             714
  Prepaid and other current assets                               (246)            239
  Other assets                                                     32             204
  Accounts and drafts payable                                   5,398            (320)
  Affiliated payables                                            (429)              4
  Accrued liabilities                                          (4,583)          4,297
  Post-employment benefits other than pensions                   (157)            341
  Affiliated employee benefit obligation                          931             415
  Other long-term liabilities                                   1,036              19
                                                              -------         -------
                                                                5,110           4,424
                                                              -------         -------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Capital expenditures                                         (4,139)         (2,424)
  Divestiture of business                                       2,107               -
  Proceeds from sales of equipment                                 44             254
                                                              -------         -------
                                                               (1,988)         (2,170)
                                                              -------         -------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Repayment of short-term borrowings                             (270)
  Minority interest's equity contribution                           -              40
                                                              -------         -------
                                                                 (270)             40
                                                              -------         -------

  INCREASE IN CASH AND EQUIVALENTS                              2,852           2,294
  Cash and equivalents at beginning of period                   3,604           3,027
                                                              -------         -------
  Cash and equivalents at end of period                       $ 6,456         $ 5,321
                                                              =======         =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for interest:                                     $   194         $   630
------------------------------------------------------------------------------------

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

Effective July 2, 1996, in a taxable transaction (the "Incorporation"), Borden sold its salty snacks business ("Wise operations") to Wise Holdings Inc. ("Wise"), a KKR affiliate, for $45 million. The purchase price was based on an independent valuation of the business. There was no change in the financial reporting basis of the assets and liabilities as of July 2, 1996 from that described below under "Basis of Presentation" because Borden's principal stockholders continue to exercise significant financial control over Wise. Wise fully and unconditionally guarantees obligations under Borden's credit facility and all of Borden's publicly held debt on a pari passu basis. In connection with this guarantee, Wise receives an annual fee of $210.

2.    NATURE OF OPERATIONS

Wise is a producer and distributor of salty snacks in the eastern United States. Wise's product line includes potato chips, cheese flavored baked and fried corn snacks, pretzels, tortilla chips, corn chips, onion rings, pork rinds and other assorted snacks. Wise markets its products under the brand names of WISE(R), CHEEZ DOODLES(R), QUINLAN(R), NEW YORK DELI(R), KRUNCHERS!(R), BRAVOS(R), MOORE'S(R) and WISE CHOICE(TM) and conducts its business through two principal divisions: Wise and Moore's. The Wise and Moore's divisions manufacture and distribute primarily in the eastern United States. Wise's products are distributed through both independent and company-owned distribution networks.

On May 11, 1998 Wise sold its Caribbean Snacks, Inc. subsidiary, which had served as a distribution center throughout Puerto Rico and the Caribbean. (see note 8 - Business Divestiture)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------
As a result of the financial guarantee and in accordance with Regulation S-X rule 3-10, Borden is required to include in its filings with the Securities and Exchange Commission separate financial statements for Wise as if it were a registrant. The accompanying financial statements subsequent to the purchase by KKR have been prepared on a purchase accounting basis that allocates approximately $51 million of the original KKR purchase price of Borden to the Wise operations. The purchase price has been allocated to tangible and intangible assets and liabilities of Wise based on independent appraisals and management estimates.

The condensed consolidated financial statements of Wise collectively include the financial position of Wise Holdings, Inc. and subsidiaries as of June 30, 1998 and December 31, 1997. These financial statements also include the statements of operations of Wise for the three and six months ended June 30, 1998 and 1997 and cash flows of Wise for the six months ended June 30, 1998 and 1997. These unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results for the interim periods presented.

Reclassifications
-----------------
Certain prior year amounts have been reclassified to conform with the 1998 presentation.

Per Share Information
---------------------
Basic and diluted loss per common share at June 30, 1998 and 1997 is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period ended June 30, 1998 and 1997, respectively. On April 24, 1998 the number of shares authorized and outstanding were reduced for administrative and tax purposes. The Per Share information for June 30, 1998 and 1997 is computed based on the adjusted shares outstanding. Options issued by subsidiaries that enable the holder to obtain stock of the subsidiary were not assumed exercised because they were antidilutive for both 1998 and 1997. Wise has no other potentially dilutive securities.

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

4.    ACCRUED LIABILITIES

Accrued liabilities were as follows:


                                                 June 30,        December 31,
                                                   1998             1997
--------------------------------------------------------------------------------
     Compensation                                $ 1,274           $ 2,758
     General insurance                             5,516             5,627
     Advertising and promotion                     2,784             3,591
     Other                                           700             3,759
                                                 -------           -------
     Total                                       $10,274           $15,735
                                                 =======           =======
--------------------------------------------------------------------------------

5.    AFFILIATED LONG-TERM DEBT

In conjunction with the Incorporation, Wise entered into a long-term loan agreement (the "Loan Agreement") to borrow funds from Borden.

Revolving Loan
--------------
The Loan Agreement provides for a revolving loan facility of up to $5 million maturing in December 1998, at a variable interest rate equal to Borden's cost of funds for 30 day LIBOR borrowings plus 0.25%. A commitment fee based on a variable rate tied to Borden's leverage is charged on the unused portion of the revolving loan facility. Wise had no borrowings under the revolving agreement at June 30, 1998 and December 31, 1997.

Long-Term Loan
--------------
The Loan Agreement also provides for a $10.145 million term loan with a fixed interest rate of 11% maturing in November, 1999, payable in full at the maturity date. At June 30, 1998 and December 31, 1997, $7.0 million remains outstanding under this loan agreement.

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

7.    RELATED PARTIES

In addition to the affiliated debt and lease agreements, Wise is engaged in various transactions with Borden and its affiliated companies in the ordinary course of business. A subsidiary of Borden provides certain administrative services to Wise at negotiated fees. These services include: processing of payroll and active and retiree group insurance claims. Wise reimburses the Borden subsidiary for payments for general disbursements, and general and group insurance and retirement benefit claims. The amount owed by Wise for these services is included in affiliated payables and was $615 and $1,467 at June 30, 1998 and December 31, 1997, respectively.

Wise is generally self-insured for general insurance claims and post-employment benefits other than pensions. The liabilities for these obligations are included in Wise's financial statements.

The following table summarizes the charges to Wise for these costs.

                                                   Quarter ended         Six months ended
                                                     June 30,                June 30,
                                                  1998       1997         1998       1997
-------------------------------------------------------------------------------------------
Employee benefits                                $  385     $  562       $  949     $1,033
Group and general insurance                       1,023      1,543        1,784      2,783
Information services                                 37         52          102        100
Corporate staff departments and overhead            395        394          909        756
                                                 ------     ------       ------     ------
                                                 $1,840     $2,551       $3,744     $4,672
                                                 ======     ======       ======     ======
-------------------------------------------------------------------------------------------

Effective July 1, 1997, Wise secured the services of a third party for its general insurance needs related to losses that occur after the effective date, and makes payments directly to a third party vendor.

Wise also invests excess cash with Borden in one-day investments that totaled $4,300 and $2,350 at June 30, 1998 and December 31, 1997, respectively which is included as a component of cash.

8.    BUSINESS DIVESTITURE

On May 11, 1998, Wise sold its subsidiary, Caribbean Snacks, Inc. for $2,107 resulting in a pretax loss of approximately $250, subject to final settlement of working capital adjustments.