Form 10-Q
period 1998-09-30
BORDEN INC
filed 1998-11-13
CIK 13239

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q



X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-    EXCHANGE ACT OF 1934.

For the quarterly period ended             September 30, 1998
                              -----------------------------------------


Commission file number                   I-71
                      --------------------------------------------------

                                  BORDEN, INC.



          New Jersey                                        13-0511250
----------------------------------                ------------------------------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.)


                    180 East Broad Street, Columbus, OH 43215
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (614) 225-4000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


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

Number of shares of common stock, $0.01 par value, outstanding as of the close of business on November 12, 1998: 198,974,994

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

                                  BORDEN, INC.

                                      INDEX



PART I - FINANCIAL INFORMATION

BORDEN, INC. ("BORDEN")  CONDENSED  CONSOLIDATED AND
BORDEN, INC. AND AFFILIATES CONDENSED COMBINED FINANCIAL STATEMENTS

     Condensed Consolidated Statements of Operations and Comprehensive Income,
         three months ended September 30, 1998 and 1997..................................................  4
         nine months ended September 30, 1998 and 1997...................................................  6
     Condensed Consolidated Balance Sheets, September 30, 1998, and December 31, 1997....................  8
     Condensed Consolidated Statements of Cash Flows,
         nine months ended September 30, 1998 and 1997................................................... 10
     Condensed Consolidated Statement of Shareholders' Equity,
         nine months ended September 30, 1998............................................................ 12
     Condensed Combined Statements of Operations and Comprehensive Income,
         three months ended September 30, 1998 and 1997.................................................. 13
         nine months ended September 30, 1998 and 1997................................................... 14
     Condensed Combined Balance Sheets, September 30, 1998, and December 31, 1997........................ 15
     Condensed Combined Statements of Cash Flows, nine months ended September 30, 1998 and 1997.......... 17
     Condensed Combined Statement of Shareholders' Equity, nine months ended September 30, 1998.......... 19
     Notes to Condensed Consolidated and Combined Financial Statements................................... 20


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................... 25


PART II - OTHER INFORMATION

Item 1. Legal Proceedings ............................................................................... 35

Item 6. Exhibits, Guarantor Financial Statement Schedules and Reports on Form 8-K........................ 35

--------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (UNAUDITED)
BORDEN, INC.                                                                         Three Months Ended
                                                                                        September 30,
(In millions, except per share data)                                             1998                  1997
--------------------------------------------------------------------------------------------------------------------

Net sales                                                                            $ 335.6                $ 371.5
Cost of goods sold                                                                     237.2                  279.6
                                                                             ---------------       ----------------

Gross margin                                                                            98.4                   91.9
                                                                             ---------------       ----------------

Distribution expense                                                                    12.5                   13.7
Marketing expense                                                                       20.6                   24.3
General & administrative expense                                                        30.0                   24.2
                                                                             ---------------       ----------------

Operating income                                                                        35.3                   29.7
                                                                             ---------------       ----------------

Interest expense                                                                        15.6                   23.4
Affiliated interest expense (income), net of affiliated interest
   income of $0.4 and $6.2, respectively                                                 5.9                   (5.4)
Interest income and other                                                               (7.2)                  (5.3)
                                                                             ---------------       ----------------

Income from continuing operations
before income tax                                                                       21.0                   17.0
Income tax expense                                                                       9.3                    5.4
                                                                             ---------------       ----------------

Income from continuing operations                                                       11.7                   11.6
                                                                             ---------------       ----------------

Discontinued operations:
Income from operations, net of tax                                                       -                      6.9
Income from disposal, net of tax                                                         5.3                  154.4
                                                                             ---------------       ----------------

Net income                                                                              17.0                  172.9

Preferred stock dividends                                                              (18.4)                 (18.4)
                                                                             ---------------       ----------------

Net (loss) income applicable to common stock                                          $ (1.4)               $ 154.5
                                                                             ===============       ================


Comprehensive income (See Note 6)                                                     $ 17.1                $ 167.8
                                                                             ===============       ================

--------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (UNAUDITED) (continued)
BORDEN, INC.
                                                                                       Three Months Ended
                                                                                          September 30,
(In millions, except per share data)                                             1998                     1997
-------------------------------------------------------------------------------------------------------------------
Basic and Diluted Per Share Data
--------------------------------

Income from continuing operations                                                      $ 0.05                $ 0.06
Discontinued operations:
 Income from operations                                                                     -                  0.03
 Income from disposal                                                                    0.03                  0.78
                                                                              ---------------      ----------------


Net income                                                                               0.08                  0.87
Preferred stock dividends                                                               (0.09)                (0.09)
                                                                              ---------------      ----------------

Net (loss) income applicable to common stock                                           $(0.01)               $ 0.78
                                                                              ===============      ================

Dividends per common share                                                             $ 0.06                $ 0.06
Dividends per preferred share                                                          $ 0.75                $ 0.75

Average number of common shares outstanding
during the period                                                                       199.0                 199.0
-------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Combined Financial Statements

--------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (UNAUDITED)
BORDEN, INC.                                                                           Nine Months Ended
                                                                                         September 30,
(In millions, except per share data)                                             1998                    1997
--------------------------------------------------------------------------------------------------------------------

Net sales                                                                           $ 1,071.1             $ 1,120.3
Cost of goods sold                                                                      771.9                 845.1
                                                                             ----------------      ----------------

Gross margin                                                                            299.2                 275.2
                                                                             ----------------      ----------------

Distribution expense                                                                     39.0                  40.0
Marketing expense                                                                        63.2                  68.0
General & administrative expense                                                         98.7                  85.6
Business realignment                                                                      5.5                   -
(Gain) on divestiture of business                                                        (8.3)                  -
                                                                             ----------------      ----------------

Operating income                                                                        101.1                  81.6
                                                                             ----------------      ----------------

Interest expense                                                                         47.8                  71.2
Affiliated interest expense (income), net of affiliated interest
   income of $2.0 and $19.7, respectively                                                16.1                 (17.0)
Interest income and other                                                               (20.6)                 (5.2)
                                                                             ----------------      ----------------

Income from continuing operations
   before income tax                                                                     57.8                  32.6
Income tax expense                                                                       25.8                  13.2
                                                                             ----------------      ----------------

Income from continuing operations                                                        32.0                  19.4
                                                                             ----------------      ----------------

Discontinued operations:
   Income from operations, net of tax                                                     2.3                  26.5
   Income from disposal, net of tax                                                      31.3                 154.4
                                                                             ----------------      ----------------

Net income                                                                               65.6                 200.3

Preferred stock dividends                                                               (55.3)                (55.3)
                                                                             ----------------      ----------------

Net income applicable to common stock                                                  $ 10.3               $ 145.0
                                                                             ================      ================


Comprehensive income (See Note 6)                                                      $ 60.1               $ 186.2
                                                                             ================      ================

--------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (UNAUDITED) (continued)
BORDEN, INC.
                                                                                         Nine Months Ended
                                                                                            September 30,
(In millions, except per share data)                                                   1998                 1997
--------------------------------------------------------------------------------------------------------------------
Basic and Diluted Per Share Data
--------------------------------

Income from continuing operations                                                      $ 0.16                $ 0.10
Discontinued operations:
 Income from operations                                                                  0.01                  0.13
 Income from disposal                                                                    0.16                  0.78
                                                                              ---------------      ----------------


Net income                                                                               0.33                  1.01
Preferred stock dividends                                                               (0.28)                (0.28)
                                                                              ---------------      ----------------

Net income applicable to common stock                                                  $ 0.05                $ 0.73
                                                                              ===============      ================

Dividends per common share                                                             $ 0.24                $ 0.19
Dividends per preferred share                                                          $ 2.25                $ 2.25

Average number of common shares outstanding
 during the period                                                                      199.0                 199.0
--------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Combined Financial Statements

----------------------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
BORDEN, INC.

(In millions)
                                                                                           September 30,           December 31,
ASSETS                                                                                         1998                    1997
----------------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
      Cash and equivalents                                                                     $  701.0               $  183.6
      Accounts receivable (less allowance for doubtful accounts of $10.1
        and $9.4, respectively)                                                                   230.2                  242.2
      Amount due from unconsolidated affiliate                                                      3.9                    -
      Inventories:
        Finished and in-process goods                                                              64.7                   74.8
        Raw materials and supplies                                                                 43.3                   54.3
      Deferred income taxes                                                                        92.6                  106.1
      Other current assets                                                                         20.7                   34.9
      Net assets of discontinued operations (See Note 5)                                            -                    165.2
                                                                                         --------------      -----------------
                                                                                                1,156.4                  861.1
                                                                                         --------------      -----------------

INVESTMENTS AND OTHER ASSETS
      Investments                                                                                 111.3                  109.5
      Deferred income taxes                                                                        64.1                  170.4
      Prepaid pension assets                                                                      136.2                  140.2
      Other assets                                                                                 29.6                   34.3
      Assets sold under contractual arrangement (net of allowance
       of $62.1 and $609.6, respectively) (See Note 2)                                             47.2                  302.1
                                                                                         --------------      -----------------
                                                                                                  388.4                  756.5
                                                                                         --------------      -----------------

PROPERTY AND EQUIPMENT
      Land                                                                                         23.2                   23.5
      Buildings                                                                                    93.5                  106.8
      Machinery and equipment                                                                     679.0                  738.4
                                                                                         --------------      -----------------
                                                                                                  795.7                  868.7
      Less accumulated depreciation                                                              (322.3)                (360.8)
                                                                                         --------------      -----------------
                                                                                                  473.4                  507.9

INTANGIBLES                                                                                        67.9                   80.4
                                                                                         --------------      -----------------

TOTAL ASSETS                                                                                   $2,086.1               $2,205.9
                                                                                         ==============      =================

----------------------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Combined Financial Statements

-------------------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
BORDEN, INC.

(In millions, except share data)
                                                                                           September 30,           December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                           1998                    1997
-------------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
      Debt payable within one year                                                           $   20.3               $    6.9
      Accounts and drafts payable                                                               114.0                  137.3
      Income taxes payable                                                                      279.0                  309.6
      Loans payable with affiliates                                                             430.7                    4.0
      Other current liabilities                                                                 257.5                  328.8
                                                                                   ------------------      -----------------
                                                                                              1,101.5                  786.6
                                                                                   ------------------      -----------------

OTHER LIABILITIES
      Liabilities sold under contractual arrangement                                             41.6                  230.1
      Long-term debt                                                                            553.6                  788.3
      Non-pension post-employment benefit obligations                                           201.6                  226.3
      Other long-term liabilities                                                                84.6                   94.9
                                                                                   ------------------      -----------------
                                                                                                881.4                1,339.6
                                                                                   ------------------      -----------------
      Commitments and contingencies (See Note 8)

SHAREHOLDERS' EQUITY
      Preferred stock - Issued 24,574,751 shares                                                614.4                  614.4
      Common stock - $0.01 par value: authorized 300,000,000 shares,
        Issued 198,974,994 shares                                                                 2.0                    2.0
      Paid in capital                                                                           365.2                  384.0
      Receivable from parent                                                                   (426.6)                (464.1)
      Accumulated other comprehensive income                                                    (53.5)                 (48.0)
      Accumulated deficit                                                                      (398.3)                (408.6)
                                                                                   ------------------      -----------------
                                                                                                103.2                   79.7
                                                                                   ------------------      -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $2,086.1               $2,205.9
                                                                                   ==================      =================
-------------------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Combined Financial Statements

-----------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
BORDEN, INC.                                                                                  Nine Months Ended
                                                                                                 September 30,
(In millions)                                                                             1998                 1997
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
      Net income                                                                          $  65.6              $ 200.3
      Adjustments to reconcile net income to net
      cash from (used in) operating activities:
        (Gain) on disposal of discontinued operations                                      (102.7)              (248.2)
        (Gain) on divestiture of business                                                    (8.3)                 -
        Deferred tax provision                                                              116.9                181.8
        Depreciation and amortization                                                        37.7                 27.1
        Unrealized (gain) on interest rate swap                                              (1.1)                (3.4)
        Loss on net assets sold under contractual arrangement                                 1.1                  -
        Business realignment                                                                  5.5                  -
      Net change in assets and liabilities:
        Trade receivables                                                                   (23.9)               (16.9)
        Inventories                                                                          (1.5)                 3.2
        Trade payables                                                                      (11.4)                 6.3
        Due from affiliate                                                                   (3.9)                 -
        Income taxes                                                                        (10.3)               (42.0)
        Other assets                                                                         43.8                 (9.8)
        Other liabilities                                                                   (85.5)              (145.6)
        Discontinued operations working capital                                               3.0                 (0.2)
                                                                                 ----------------     ----------------
                                                                                             25.0                (47.4)
                                                                                 ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                                                  (39.2)               (97.2)
      Proceeds from the divestiture of businesses                                           335.9                419.1
      Purchase of business                                                                  (14.4)                (4.2)
      Proceeds from the sale of fixed assets                                                                       5.5
      Return on investment in affiliate                                                      65.3                  9.2
                                                                                 ----------------     ----------------
                                                                                            347.6                332.4
                                                                                 ----------------     ----------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
      Net short-term debt borrowings                                                          8.7                 16.4
      Borrowings of long-term debt                                                            -                  362.4
      Repayment of long-term debt                                                          (235.3)              (642.8)
      Affiliated borrowings                                                                 426.7                  -
      Interest received from parent                                                          47.4                 38.1
      Common stock dividends paid                                                           (47.4)               (38.1)
      Preferred stock dividends paid                                                        (55.3)               (55.3)
                                                                                 ----------------     ----------------
                                                                                            144.8               (319.3)
                                                                                 ----------------     ----------------
-----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)
BORDEN, INC.
                                                                                                      Nine Months Ended
                                                                                                         September 30,
(In millions)                                                                                    1998                 1997
----------------------------------------------------------------------------------------------------------------------------------
      Increase (decrease) in cash and equivalents                                                    $ 517.4              $ (34.3)
      Cash and equivalents at beginning
        of period                                                                                      183.6                125.0
                                                                                            ----------------     ----------------
      Cash and equivalents at end
        of period                                                                                    $ 701.0              $  90.7
                                                                                            ================     ================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid:
        Interest, net                                                                                $  31.0              $  25.2
        Taxes                                                                                           13.5                 21.0
      Non-cash activity:
            Distribution of note receivable from Company's parent
                to cancel options                                                                       28.5                  -
            Investment retained in Decorative Products                                                  10.5                  -
            Capital contribution by parent                                                              34.5                 18.1
            Additional proceeds on Foods sale                                                            -                   20.0
            Reclassification of minimum pension liability adjustment to
               prepaid pension cost                                                                      -                   97.7
----------------------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Combined Financial Statements

-----------------------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
BORDEN, INC.

(In millions)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        Accumulated
                                        Preferred     Common    Paid-in   Receivable       Other       Accumulated
                                          Stock       Stock     Capital      from      Comprehensive     Deficit         Total
                                                                            Parent         Income
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997               $ 614.4       $ 2.0   $ 384.0    $ (464.1)       $ (48.0)      $ (408.6)        $ 79.7
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                  65.6           65.6

Cash dividends-preferred stock                                                                             (55.3)         (55.3)

Cash dividends-common stock                                      (47.0)                                                   (47.0)

Translation adjustments and other                                                            (5.5)                         (5.5)

Interest accrued on notes from parent                             23.1         9.0                                         32.1

Capital contribution from parent                                  34.5                                                     34.5

Cancel option on Decorative Products                             (29.4)       28.5                                         (0.9)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 1998              $ 614.4       $ 2.0   $ 365.2    $ (426.6)       $ (53.5)      $ (398.3)       $ 103.2
-----------------------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Combined Financial Statements

-------------------------------------------------------------------------------------------------------------------
CONDENSED COMBINED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (UNAUDITED)
BORDEN, INC. AND AFFILIATES                                                           Three Months Ended
                                                                                         September 30,
(In millions)                                                                     1998                 1997
-------------------------------------------------------------------------------------------------------------------
Net sales                                                                            $ 536.2               $ 835.6
Cost of goods sold                                                                     351.9                 555.9
                                                                             ---------------      ----------------

Gross margin                                                                           184.3                 279.7
                                                                             ---------------      ----------------

Distribution expense                                                                    28.8                  44.4
Marketing expense                                                                       75.2                 117.8
General & administrative expense                                                        51.5                  66.3
Business realignment                                                                    17.0                   -
(Gain) on divestiture of businesses                                                    (18.6)                  -
                                                                             ---------------      ----------------

Operating income                                                                        30.4                  51.2
                                                                             ---------------      ----------------

Interest expense                                                                        15.9                  20.1
Affiliated interest expense                                                              2.1                   0.1
Interest income and other                                                               (8.0)                 (1.5)
                                                                             ---------------      ----------------

Income from continuing operations
  before income tax                                                                     20.4                  32.5
Income tax expense                                                                       9.3                  22.1
                                                                             ---------------      ----------------

Income from continuing operations                                                       11.1                  10.4
                                                                             ---------------      ----------------

Discontinued operations:
  Income from operations, net of tax                                                     -                     6.9
  Income from disposal, net of tax                                                       5.3                 154.4
                                                                             ---------------      ----------------

Net income                                                                              16.4                 171.7

Affiliate's share of income                                                             (1.0)                  -

Preferred stock dividends                                                              (18.4)                (18.4)
                                                                             ---------------      ----------------

Net (loss) income applicable to common stock                                         $  (3.0)              $ 153.3
                                                                             ===============      ================


Comprehensive income (See Note 6)                                                    $  14.2               $ 153.6
                                                                             ===============      ================
-------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Combined Financial Statements

-------------------------------------------------------------------------------------------------------------------
CONDENSED COMBINED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (UNAUDITED)
BORDEN, INC. AND AFFILIATES                                                          Nine Months Ended
                                                                                       September 30,
(In millions)                                                                    1998                 1997
-------------------------------------------------------------------------------------------------------------------
Net sales                                                                          $ 1,762.3             $ 2,557.3
Cost of goods sold                                                                   1,186.8               1,717.7
                                                                             ---------------      ----------------

Gross margin                                                                           575.5                 839.6
                                                                             ---------------      ----------------

Distribution expense                                                                    93.2                 130.2
Marketing expense                                                                      246.2                 416.3
General & administrative expense                                                       167.0                 187.8
Business realignment                                                                    22.5                   -
(Gain) on divestiture of businesses                                                   (329.4)                  -
                                                                             ---------------      ----------------

Operating income                                                                       376.0                 105.3
                                                                             ---------------      ----------------

Interest expense                                                                        48.7                  68.5
Affiliated interest expense                                                              3.3                   0.2
Interest income and other                                                              (23.7)                 (8.8)
                                                                             ---------------      ----------------

Income from continuing operations
  before income tax                                                                    347.7                  45.4
Income tax expense                                                                      99.7                  28.4
                                                                             ---------------      ----------------

Income from continuing operations                                                      248.0                  17.0
                                                                             ---------------      ----------------

Discontinued operations:
  Income from operations, net of tax                                                     2.3                  26.5
  Income from disposal, net of tax                                                      31.3                 154.4
                                                                             ---------------      ----------------

Net income                                                                             281.6                 197.9

Affiliate's share of income                                                           (131.0)                  -

Preferred stock dividends                                                              (55.3)                (55.3)
                                                                             ---------------      ----------------

Net income applicable to common stock                                              $    95.3             $   142.6
                                                                             ===============      ================


Comprehensive income (See Note 6)                                                  $   265.6             $   151.8
                                                                             ===============      ================
-------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Combined Financial Statements

-----------------------------------------------------------------------------------------------------------------------------------
CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)
BORDEN, INC. AND AFFILIATES

(In millions)
                                                                                              September 30,            December 31,
ASSETS                                                                                             1998                    1997
-----------------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
      Cash and equivalents                                                                      $   723.4               $   198.6
      Accounts receivable (less allowance for doubtful accounts of $13.7
        and $16.7, respectively)                                                                    304.8                   425.6
      Inventories:
        Finished and in-process goods                                                               123.3                   192.1
        Raw materials and supplies                                                                   64.3                   101.2
      Deferred income taxes                                                                         142.3                   149.3
      Other current assets                                                                           35.2                    67.1
      Net assets of discontinued operation (See Note 5)                                               -                     165.2
                                                                                        -----------------       -----------------
                                                                                                  1,393.3                 1,299.1
                                                                                        -----------------       -----------------

INVESTMENTS AND OTHER ASSETS
      Investments                                                                                   111.3                   109.5
      Deferred income taxes                                                                          78.6                   223.6
      Prepaid pension assets                                                                        147.1                   151.2
      Other assets                                                                                   32.8                    38.7
                                                                                        -----------------       -----------------
                                                                                                    369.8                   523.0
                                                                                        -----------------       -----------------

PROPERTY AND EQUIPMENT
      Land                                                                                           37.2                    42.2
      Buildings                                                                                     194.7                   255.1
      Machinery and equipment                                                                     1,008.8                 1,227.9
                                                                                        -----------------       -----------------
                                                                                                  1,240.7                 1,525.2
      Less accumulated depreciation                                                                (567.9)                 (731.8)
                                                                                        -----------------       -----------------
                                                                                                    672.8                   793.4

INTANGIBLES                                                                                         394.9                   434.2
                                                                                        -----------------       -----------------

TOTAL ASSETS                                                                                    $ 2,830.8               $ 3,049.7
                                                                                        =================       =================
-----------------------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Combined Financial Statements

-----------------------------------------------------------------------------------------------------------------------------
CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)
BORDEN, INC. AND AFFILIATES

(In millions)
                                                                                           September 30,      December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                          1998                1997
-----------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
      Debt payable within one year                                                          $    26.3             $    28.0
      Accounts and drafts payable                                                               183.2                 248.6
      Income taxes payable                                                                      301.6                 353.0
      Loans with affiliates                                                                     135.0                   4.0
      Other current liabilities                                                                 470.6                 486.5
                                                                                     ----------------      ----------------
                                                                                              1,116.7               1,120.1
                                                                                     ----------------      ----------------

OTHER LIABILITIES
      Long-term debt                                                                            558.2                 794.9
      Non-pension post-employment
        benefit obligations                                                                     219.9                 245.5
      Other long-term liabilities                                                               116.8                 135.2
                                                                                     ----------------      ----------------
                                                                                                894.9               1,175.6
                                                                                     ----------------      ----------------
      Commitments and contingencies (See Note 8)

SHAREHOLDERS' EQUITY
      Preferred stock                                                                           614.4                 614.4
      Common stock                                                                                2.0                   2.0
      Paid in capital                                                                           658.8                 666.5
      Receivable from parent                                                                   (426.6)               (464.1)
      Affiliate's interest in subsidiary                                                         51.0                 203.3
      Accumulated other comprehensive income                                                    (88.8)               (181.2)
      Retained earnings (deficit)                                                                 8.4                 (86.9)
                                                                                     ----------------      ----------------
                                                                                                819.2                 754.0
                                                                                     ----------------      ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                  $ 2,830.8             $ 3,049.7
                                                                                     ================      ================
-----------------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Combined Financial Statements

----------------------------------------------------------------------------------------------------------------------
CONDENSED COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
BORDEN, INC. AND AFFILIATES
                                                                                            Nine Months Ended
                                                                                              September 30,
(In millions)                                                                            1998                 1997
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
      Net income                                                                         $ 281.6              $ 197.9
      Adjustments to reconcile net income to net
      cash from (used in) operating activities:
        (Gain) on disposal of discontinued operations                                     (102.7)              (248.2)
        (Gain) on divestiture of businesses                                               (329.4)                 -
        Deferred tax provision                                                             144.9                189.9
        Depreciation and amortization                                                       64.4                 70.7
        Unrealized (gain) on interest rate swap                                             (1.1)                (3.4)
        Business realignment                                                                22.5                  -
      Net change in assets and liabilities:
        Trade receivables                                                                   30.5                 (5.3)
        Inventories                                                                         20.1                 (3.1)
        Trade payables                                                                     (35.1)               (20.8)
        Income taxes                                                                       (30.2)               (87.6)
        Other assets                                                                        85.4                 (7.5)
        Other liabilities                                                                  (74.3)              (132.1)
        Discontinued operations working capital                                              3.0                 (0.2)
                                                                                ----------------     ----------------
                                                                                            79.6                (49.7)
                                                                                ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                                                 (66.4)              (125.1)
      Proceeds from the divestiture of businesses                                        1,063.2                419.1
      Proceeds from the sale of fixed assets                                                15.8                 16.2
      Purchase of business                                                                 (14.4)                (5.3)
                                                                               -----------------    ----------------
                                                                                           998.2                304.9
                                                                                ----------------    ----------------

CASH FLOWS (USED IN) FINANCING ACTIVITIES
      Net short-term debt borrowings                                                        10.5                 22.5
      Borrowings of long-term debt                                                           -                  362.4
      Repayment of long-term debt                                                         (236.0)              (643.4)
      Distribution to affiliates                                                          (272.2)                 -
      Interest received from parent                                                         47.4                 38.1
      Common stock dividends paid                                                          (47.4)               (38.1)
      Preferred stock dividends paid                                                       (55.3)               (55.3)
                                                                                ----------------     ----------------
                                                                                          (553.0)              (313.8)
                                                                                ----------------     ----------------
----------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
CONDENSED COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
BORDEN, INC. AND AFFILIATES
                                                                                             Nine Months Ended
                                                                                                September 30,
(In millions)                                                                            1998                 1997
--------------------------------------------------------------------------------------------------------------------------
      Increase (decrease) in cash and equivalents                                             $ 524.8             $ (58.6)
      Cash and equivalents at beginning
        of period                                                                               198.6               160.2
                                                                                     ----------------     ---------------
      Cash and equivalents at end
        of period                                                                             $ 723.4             $ 101.6
                                                                                     ================     ===============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid:
        Interest, net                                                                         $  32.9             $  65.6
        Taxes                                                                                    76.5                40.5
      Non-cash activity:
            Distribution of note receivable from Company's parent
                to cancel options                                                                28.5
            Investment retained in Decorative Products                                           10.5
            Capital contribution by parent                                                       34.5                18.1
            Affiliate's share of income                                                         131.0
            Additional proceeds on Foods sale                                                     -                  20.0
            Reclassification of minimum pension liability adjustment to
               prepaid pension cost                                                               -                  97.7
--------------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Combined Financial Statements

-----------------------------------------------------------------------------------------------------------------------------------
CONDENSED COMBINED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
BORDEN, INC. AND AFFILIATES

(In millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Accumulated
                                       Preferred   Common   Paid-in    Receivable  Affiliate's      Other      Retained
                                         Stock     Stock    Capital       from     Interest in  Comprehensive  Earnings     Total
                                                                         Parent    Subsidiary      Income     (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997             $ 614.4      $ 2.0    $ 666.5   $ (464.1)    $ 203.3        $ (181.2)     $ (86.9)  $ 754.0

------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                         281.6     281.6

Cash dividends-preferred                                                                                           (55.3)    (55.3)

Cash dividends-common stock                                    (47.0)                                                        (47.0)

Translation adjustments and other                                                                      92.4                   92.4

Interest accrued on notes from parent                           23.1        9.0                                               32.1

Cancel option on Decorative Products                           (29.4)      28.5                                               (0.9)

Capital contribution from parent                                34.5                                                          34.5

Affiliate's interest in subsidiary                              11.1                 (152.3)                      (131.0)   (272.2)
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998            $ 614.4      $ 2.0    $ 658.8   $ (426.6)     $ 51.0         $ (88.8)       $ 8.4   $ 819.2
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

     The Company's principal lines of business formerly included Foods and Wise. Subsidiaries of BW Holdings, LLC ("BWHLLC"), an affiliate of the Company's parent, together with subsidiaries of Wise Holdings, Inc. ("Wise Holdings") and subsidiaries of Borden Foods Holdings Corporation ("Foods Holdings,") purchased Wise and Foods on July 2, 1996 and October 1, 1996, respectively. As a result of these sales, Wise and Foods, as of their respective sale dates, are no longer legally part of Borden, Inc. (the "Registrant") on a consolidated basis. However, management of the Registrant continues to exercise significant operating and financial control over Wise and Foods. In addition, Wise Holdings and Foods Holdings provide financial guarantees to obligations under the Company's credit facility and all of the Company's outstanding publicly held debt. Because of the aforementioned control and guarantees, the Company has included, supplementally in this filing, the Combined Companies financial condition and results of operations and cash flows. The Combined Companies present financial information on a basis consistent with that upon which credit was originally extended to the Company.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ASSETS AND LIABILITIES HELD UNDER CONTRACTUAL ARRANGEMENTS - Management of the Company exercises significant control over and has provided financing to Wise and Foods. Becuase of this continuing financial interest, the assets and liabilities of Wise and Foods, as of their respective sale dates, were classified as "sold under contractual arrangements" in the consolidated financial statements. In addition, losses incurred by Wise and Foods were recorded in the consolidated financial statements to the extent of the Company's net investment in Wise and Foods. During the first quarter of 1998, Foods Holdings repaid its note to the Company relating to the October 1, 1996, purchase of Foods. This allowed the Company to treat the transaction as a divestiture, and as such the investment in Foods is no longer carried on the consolidated balance sheet. At September 30, 1998, the Company's net investment in Wise was $5.6. The December 31, 1997, net investment totaled $6.5 for Wise and $65.5 for Foods. For the nine months ended September 30, 1998, the Company recorded losses on the continuing investment totaling $1.1. The losses are recorded as other non-operating expense in the consolidated results of operations.

     The Combined Companies continue to report Wise and Foods at the Company's historical values since they remain members of the controlled group and since in management's best estimate, future operating cash flows from Wise and Foods are expected to exceed the historical carrying values of the businesses.

     RECENTLY ISSUED ACCOUNTING STATEMENTS - Recently, the Financial Accounting Standards Board has issued Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information," Financial Accounting Standard No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," and Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is currently considering the impact of these pronouncements.

     RECLASSIFICATION - Certain prior year amounts have been reclassified to conform with the 1998 presentation.

3.   BUSINESS REALIGNMENT, ACQUISITIONS AND DIVESTITURES

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

     On May 22, 1998, the Combined Companies sold a distributor in Puerto Rico. Proceeds were $8.8 million, and a pre-tax gain of $1.1 was recorded on the sale ($0.2 after tax.)

     On June 30, 1998, the Company sold a plastic films business in Latin America for cash proceeds of $15.5. The Company recorded a pre-tax gain of $8.3 on the sale ($6.0 after tax.)

     Included in the Combined Companies' other current liabilities at September 30, 1998, is approximately $124.3 of divestiture reserves related to the sales of Foods Unaligned businesses. Of this amount, approximately $26.0 relates to non-cash charges associated with assets to be sold. In the third quarter of 1998, the Combined Companies recorded gains of $18.6 ($11.2 after tax) related to a change in estimate to settle certain outstanding liabilities related to the sales of Foods Unaligned businesses.

     In the third quarter of 1998, the Combined Companies recorded a $23.1 charge related to consolidation of the pasta business, including a $6.1 charge recorded in cost of goods sold related to an adjustment of an inventory purchase commitment to fair market value.

4.   AFFILIATE'S SHARE OF INCOME

     In association with the divestiture of the Signature Flavor businesses, an affiliate of the Company's parent (the "Affiliate") was allocated income of $130.0 (see accompanying combined statements of operations) in accordance with the limited partnership agreement between Foods and the Affiliate. In the second quarter of 1998, $272.2 was distributed to the Affiliate.

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

     Decorative Products
     -------------------
     On March 13, 1998, the Company completed the sale of its Decorative Products business. Proceeds consisted of $304.8 in cash plus a retained equity interest of 11 percent. The Company recorded a pre-tax gain of $90.7 ($26.0 after tax) in discontinued operations during the first quarter of 1998. In the third quarter of 1998, the Company recorded an additional gain of $12.0 ($5.3 after tax) related to the final settlement of the sale price.

     Immediately prior to the transaction the Company canceled options on all of the common stock of the Decorative Products business. The options were issued in 1996 to BWHLLC for $31.0 in exchange for notes receivable from the Company's parent. The cancellation payment of $28.5, also made in notes receivable from the Company's parent, was based on an independent valuation.

     Dairy
     -----
     On September 4, 1997, the Company completed the sale of its dairy operations.

     The results included in the statement of operations for Decorative Products and Dairy discontinued operations follow:

                                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                                              --------------------------------
                                                                                     1998                1997
---------------------------------------------------------------------------------------------------------------
     Net sales                                                                      $  -            $ 215.6
     Income before income taxes                                                        -               10.4
     Income tax expense                                                                -                3.5
     Income from discontinued operations                                               -                6.9
---------------------------------------------------------------------------------------------------------------

                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                -------------------------------
                                                                                     1998                1997
---------------------------------------------------------------------------------------------------------------
     Net sales                                                                   $  73.2           $  827.0
     Income before income taxes                                                      3.5               44.1
     Income tax expense                                                              1.2               17.6
     Income from discontinued operations                                             2.3               26.5
---------------------------------------------------------------------------------------------------------------

6.   COMPREHENSIVE INCOME

     Comprehensive income was computed as follows:

                                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                                              --------------------------------
                                                                          CONSOLIDATED                   COMBINED
                                                                         --------------              --------------
                                                                         1998      1997              1998      1997
---------------------------------------------------------------------------------------------------------------------
     Net income                                                        $ 17.0   $  172.9            $  16.4  $  171.7
     Foreign currency translation adjustments                             0.1       (5.1)              (2.2)    (18.1)
                                                                       ------   --------            -------  --------
     Comprehensive income                                              $ 17.1   $  167.8            $  14.2  $  153.6
---------------------------------------------------------------------------------------------------------------------

                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                              -------------------------------
                                                                          CONSOLIDATED                   COMBINED
                                                                         --------------              --------------
                                                                         1998      1997              1998      1997
---------------------------------------------------------------------------------------------------------------------
     Net income                                                       $  65.6   $  200.3           $  281.6  $  197.9
     Foreign currency translation adjustments                            (5.5)     (14.1)              92.4     (46.1)
     Less:  Reclassification adjustments                                    -          -             (108.4)       -
                                                                      -------   --------           --------  --------
     Comprehensive income                                             $  60.1   $  186.2           $  265.6  $  151.8
---------------------------------------------------------------------------------------------------------------------

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

     The Company is engaged in various transactions with Foods in the ordinary course of business. These transactions include the processing of payroll and active and retiree group claims. Foods reimburses the Company for payments for general disbursements and group insurance. The amount due from Foods at September 30, 1998, was $3.9.

     In addition, Foods and BWHLLC, an affiliate of the Company's parent, invested cash not used in operations with the Company. At September 30, 1998, Foods had $295.7 invested with the Company and BWHLLC had $135.0 invested with the Company. This is reflected as net loans payable to unconsolidated affiliates in the consolidated balance sheet. The Foods investment eliminates in the Combined Companies' financial statements.

     The Company provides infrastructure management services to Foods and Wise. Fees received for these services are offset against the Company's general and administrative expenses. The fees from Foods and Wise offsetting the Company's general and administrative expenses for the three months ended September 30, 1998 and September 30, 1997 approximated $4.1 and $5.7, respectively. The amount of revenue from Foods and Wise offsetting the Company's general and administrative expenses for the nine months ended September 30, 1998 and September 30, 1997 approximated $12.3 and $17.2, respectively.

8.   COMMITMENTS AND CONTINGENCIES

     ENVIRONMENTAL MATTERS - The Company and Combined Companies, like others in similar businesses, are subject to extensive federal, state and local environmental laws and regulations. Although the Company's and Combined Companies' environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent regulation could require the Company and Combined Companies to make additional unforeseen environmental expenditures.

     Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Environmental accruals are routinely reviewed on an interim basis as events and developments warrant and are subjected to a comprehensive review annually during the fiscal fourth quarter. The Company and the Combined Companies have each accrued approximately $19.0 and $23.0 at September 30, 1998, and December 31, 1997, respectively, for probable environmental remediation and restoration liabilities. This is management's best estimate of these liabilities, based on currently available information and analysis. The Company and Combined Companies believe that it is reasonably possible that costs associated with such liabilities may exceed current reserves by amounts that may prove insignificant, or by amounts, in the aggregate, of up to approximately $12.0.

     LEGAL MATTERS - The Company and Combined Companies have recorded liabilities of $20.2 and $34.8, respectively, at September 30, 1998, for legal costs that management believes are probable and reasonably estimable. These liabilities at December 31, 1997, totaled $21.0 on a consolidated basis and $35.8 on a combined basis. Actual costs are not expected to exceed these amounts. In addition, the Company and Combined Companies may be held responsible for certain environmental liabilities incurred at Borden Chemicals and Plastics Limited Partnership facilities, which were previously owned by the Company. The Company and Combined Companies believe, based upon the information management currently possesses, and taking into account established reserves for estimated liability and insurance coverage, that the ultimate outcome of the foregoing proceedings and actions is unlikely to have a material adverse effect on the Company's or Combined Companies' financial position or operating results.

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

(Dollars in millions)

-----------------------------------------------------------------------------------------------------
                                    THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                    --------------------------------  -------------------------------
NET SALES                                 1998           1997               1998             1997
---------                                 ----           ----               ----             ----
   Chemical                             $  306.3       $  318.6          $    949.7       $    965.0
   Consumer Products
     and Services                           29.3           27.0                84.6             75.9
   Businesses Held for Sale                  --            25.9                36.8             79.4
                                        --------       --------          ----------       ----------
   CONSOLIDATED NET SALES               $  335.6       $  371.5          $  1,071.1       $  1,120.3

   Foods ongoing                           133.9          149.0               410.4            528.5
   Foods Unaligned                          11.1          253.8               110.1            727.9
                                        --------       --------          ----------       ----------
     Total Foods                           145.0          402.8               520.5          1,256.4
   Wise                                     55.6           61.3               170.7            180.6
                                        --------       --------          ----------       ----------
   COMBINED NET SALES                   $  536.2       $  835.6          $  1,762.3       $  2,557.3
                                        ========       ========          ==========       ==========

OPERATING INCOME
   Chemical                             $   37.8       $   30.2          $    113.0       $     95.2
   Consumer Products
     and Services                            1.3            0.5                 5.4              4.3
   Corporate                                (3.8)          (1.8)              (15.9)           (20.7)
                                        --------       --------          ----------       ----------
     Subtotal                               35.3           28.9               102.5             78.8
   Businesses Held for Sale                  --             0.8                (1.4)             2.8
                                        --------       --------          ----------       ----------
   CONSOLIDATED OPERATING INCOME        $   35.3       $   29.7          $    101.1       $     81.6

   Foods ongoing                           (22.5)          (9.3)              (42.1)           (34.0)
   Gain on sale                             18.6            --                321.1              --
   Foods Unaligned                          (1.6)          28.3                (1.8)            56.9
                                        --------       --------          ----------       ----------
     Total Foods                            (5.5)          19.0               277.2             22.9
    Wise                                     0.6            2.5                (1.5)             0.8
     Combining adjustments                   --             --                 (0.8)             --
                                        --------       --------          ----------       ----------
   COMBINED OPERATING INCOME            $   30.4       $   51.2          $    376.0       $    105.3
                                        ========       ========          ==========       ==========
-----------------------------------------------------------------------------------------------------

CONSOLIDATED AND COMBINED THREE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 1997

Consolidated Summary
--------------------
Consolidated net sales declined $35.9 million or 10% from 1997 to $335.6 million. The majority of this decline was caused by the sale of the Company's commercial and industrial wallcoverings business (formerly classified as "Businesses Held for Sale") in April 1998. Lower Chemical sales, caused by the negative impact of foreign exchange rates in Asia and Latin America, also contributed to the decline.

Consolidated operating income increased $5.6 million or 19% from 1997 to $35.3 million. This improvement reflects income from recently acquired Chemical businesses, as well as slightly higher margins in the forest products business, partially offset by lower contributions from Chemical businesses in Latin America and Asia.

Combined Summary
----------------
Combined sales declined $299.4 million or 36%, primarily reflecting the sale of Foods Unaligned businesses in 1998 and late 1997 and the exit from unprofitable private label sales in the Foods ongoing businesses, as well as the factors described for the Consolidated Company. Operating income declined $20.8 million or 41%, due mainly to the absence of $29.9 million of income from divested businesses and charges of $23.1 million taken in the third quarter for capacity reduction in the pasta businesses, partially offset by improvements in the ongoing Foods businesses, a gain of $18.6 million related to a change in estimate to settle certain outstanding liabilities related to the sales of Foods Unaligned businesses and the $5.6 million improvement described for the Consolidated Company.

Chemical
--------
Chemical sales declined $12.3 million or 4% from 1997. This decrease reflects the approximate $12.0 million negative impact of currency exchange rates in Canada, Latin America and, most significantly, Asia Pacific, with lower pricing and European and Latin America sales declines offset by incremental sales from the new melamine and derivatives product line acquired within the last year.

The unfavorable impact of lower pricing compared to 1997 was approximately $15 million and reflects highly competitive market conditions and contractual arrangements with customers that provide for the pass-through of significantly lower raw material costs, primarily for methanol, phenol and urea.

A modest overall increase in volume, consisting primarily of improvement in North America that was partially offset by a substantial decline in Latin America, had a positive impact on sales of approximately $6 million.

The melamine and derivatives product line includes Melamine Chemicals and the resins and compounds business of Sun Coast Industries, purchased in late 1997 and early 1998, respectively. This product line provided incremental sales of approximately $17 million in third quarter 1998 in response to strong pricing and market demand. Management expects these favorable conditions to continue throughout the remainder of 1998.

The closure of a European operation and the sale of the Latin America plastic films business accounted for most of the remaining sales decline from 1997.

Operating income increased $7.6 million or 25% from 1997. This improvement is due primarily to the melamine and derivatives businesses purchased in late 1997. Improved margins in North America, due to lower raw materials costs in the forest products business, also contributed to increased operating income. Operating income in Latin America declined significantly from the prior year due to poor economic conditions in the region that have resulted in receivable write-offs and increased inventory carrying costs due to slow sales.

Consumer Products and Services
------------------------------
Consumer Products and Services sales increased $2.3 million or 9% from 1997 to $29.3 million. The increase was the result of infrastructure management services revenues from businesses outside the Combined Companies, as well as slightly higher seasonal sales in the consumer adhesives business. Operating income increased $0.8 million to $1.3 million. The increase was the result of improved sales of higher margin products in the consumer adhesives business, partially offset by administrative costs in the infrastructure management services business.

Corporate
---------
Corporate general and administrative expenses increased by $2.0 million from $1.8 million of expenses in 1997 to $3.8 million in 1998. This increase was due mainly to timing differences in normal business expenses.

Foods
-----
Foods sales from ongoing businesses decreased $15.1 million or 10% from 1997. This decline was the expected result of a reduction in pasta volume due to management's strategic decisions to exit the unprofitable private label business and unprofitable markets, and to eliminate low margin product lines and brands. The impact of these strategic decisions began to affect sales in the last four months of 1997.

Sales for Foods Unaligned businesses fell $242.7 million from 1997, reflecting the sale of most of these businesses in early 1998 and late 1997.

Foods operating results from ongoing operations declined $13.2 million to a loss of $22.5 million. This loss was due primarily to charges of $23.1 million during the third quarter related to consolidation of pasta production, including a $6.1 million charge recorded in cost of goods sold related to an adjustment of an inventory purchase commitment to fair market value . Excluding these nonrecurring expenses, ongoing operating results improved by $9.9 million to income of $0.6 million, primarily driven by lower corporate general and administrative expenses, the favorable net impact of exiting the unprofitable businesses described above, and improved manufacturing and trade promotion costs and efficiencies.

Foods Unaligned businesses' results declined $29.9 million from 1997 due to the sale of most of these businesses in early 1998 and late 1997. In addition, Foods recorded gains of $18.6 million during the third quarter of 1998 related to a change in estimate to settle certain outstanding liabilities related to the sales of Foods Unaligned businesses.

Wise
----
Wise sales decreased $5.7 million or 9% from 1997 to $55.6 million. This decrease is due primarily to the absence of sales of $4.3 million from a business divested in 1998, augmented by a loss in volume due to competitors' ongoing pricing promotions and new product introductions. Operating income declined $1.9 million from 1997 to $0.6 million. This was primarily the result of reduced gross margins and sales volume declines.

CONSOLIDATED AND COMBINED NINE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1997

Consolidated Summary
--------------------
Consolidated net sales declined $49.2 million or 4% from 1997 to $1,071.1 million. The majority of this decline was caused by the sale of the Company's commercial and industrial wallcoverings business (formerly classified as "Businesses Held for Sale") in April 1998. Lower Chemical sales also contributed to the decline, caused primarily by the negative impact of foreign exchange rates in Asia and Latin America, and by unfavorable pricing, partially offset by incremental sales from new businesses and other volume improvements.

Consolidated operating income increased $19.5 million or 24% from 1997 to $101.1 million. This improvement reflects income from recently acquired Chemical businesses, as well as slightly higher margins in the forest products business. Management and settlement of assets and liabilities relating to businesses sold in prior years also improved. These improvements were partially offset by lower contributions from Chemical businesses in Latin America and Asia than in 1997.

Combined Summary
----------------
Combined sales declined $795.0 million or 31%, reflecting the sale of Foods Unaligned businesses in 1998 and late 1997 and the exit from unprofitable private label sales in the Foods ongoing businesses, as well as the factors described for the Consolidated Company. Operating income improved $270.7 million, due mainly to gains of $321.1 on the sale of certain Foods Unaligned businesses. Excluding this gain, operating results declined $50.4 million, reflecting the absence of $58.7 million of income from divested businesses, charges of $23.1 million taken in the third quarter for capacity reduction in the pasta business offset by improvements in the ongoing Foods business, and the factors described for the Consolidated Company.

Chemical
--------
Chemical sales declined $15.3 million or 2% from 1997. The impact on sales of unfavorable Canada, Latin America and Asia Pacific currency exchange rates was approximately $36 million, with half of the impact coming from Asia Pacific. Excluding this impact, Chemical sales were up over $20 million.

The unfavorable impact of lower pricing compared to 1997 was approximately $30 million and reflects highly competitive market conditions and contractual arrangements with customers that provide for the pass-through of significantly lower raw material costs, primarily for methanol, phenol and urea.

A modest overall increase in volume, consisting primarily of improvement in North America that was partially offset by substantial decline in Latin America, had a positive impact on sales of approximately $9 million.

The melamine and derivatives product line includes Melamine Chemicals and the resins and compounds business of Sun Coast Industries, purchased in late 1997 and early 1998, respectively. This product line provided incremental sales of approximately $51 million in 1998 in response to strong pricing and market demand. Management expects these favorable conditions to continue throughout the remainder of 1998.

The closure of a European operation and the sale of the Latin America plastic films business accounted for most of the remaining sales decline from 1997.

Operating income increased $17.8 million or 19% from 1997. This improvement is due primarily to the melamine and derivatives businesses purchased within the past year. Improved margins in North America, due primarily to lower raw materials costs in the forest products business, also contributed to increased operating income. Operating income in Latin America declined significantly from the prior year due to poor economic conditions in the region that have resulted in receivable write-offs and increased inventory carrying costs due to slow sales. Also, the second quarter sale of a Latin American plastic films business produced a gain of $8.3 million, which was partially offset by a $5.5 million severance charge related to the closure of a European operation.

Consumer Products and Services
------------------------------
Consumer Products and Services sales increased $8.7 million or 11% from 1997 to $84.6 million. This increase is primarily from improved seasonal sales in the consumer adhesives business and infrastructure management services revenues from businesses outside the Company. Operating income increased $1.1 million or 26% to $5.4 million, reflecting improved sales of higher margin products in the consumer adhesives business, partially offset by higher administrative costs in the infrastructure management services business.

Corporate
---------
Corporate general and administrative expenses improved $4.8 million or 23% from 1997 to a loss of $15.9 million. This improvement was primarily the result of improved settlement of assets and liabilities relating to businesses sold in prior years and other one-time administrative charges. The remainder of the fluctuation is attributable to timing differences in normal business expenses.

Foods
-----
Foods sales from ongoing businesses decreased $118.1 million or 22% from 1997. This decline was the expected result of a reduction in pasta volume due to management's strategic decisions to exit the unprofitable private label business and unprofitable markets, and to eliminate low margin product lines and brands. The impact of these strategic decisions began to affect sales in the last four months of 1997.

Sales for Foods Unaligned businesses declined $617.8 million, reflecting the sale of most of these businesses in 1998 and late 1997.

Foods operating results from ongoing operations declined $8.1 million to a loss of $42.1 million. This decline was the result of charges of $23.1 million in 1998 related to consolidation of pasta production, including a $6.1 million charge recorded in cost of goods sold related to an adjustment of an inventory purchase commitment to fair market value. Higher raw material costs also affected operating results, but were more than offset by lower general and administrative expenses, the favorable net impact of exiting the unprofitable businesses described above, and improved manufacturing and trade promotion costs and efficiencies.

Foods Unaligned businesses' operating income declined $58.7 million due to the sale of most of these businesses in early 1998 and late 1997. Foods recorded gains of $321.1 million in the first nine months of 1998 on the sale of Unaligned businesses.

Wise
----
Wise sales decreased $9.9 million or 5% from 1997 to $170.7 million. This decline is due primarily to the absence of sales of $7.3 million from a business divested in 1998, augmented by a loss in volume due to competitors' ongoing pricing promotions and new product introductions. Operating results declined $2.3 million from 1997 to a loss of $1.5 million. This decline was due primarily to the $1.3 million loss on the sale of a business, and lower sales volume.

NON-OPERATING EXPENSES AND INCOME TAXES
---------------------------------------

Following is a comparison of non-operating expenses for the three months ended September 30, 1998 and 1997.

                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                                    --------------------------------
                                                              CONSOLIDATED                         COMBINED
                                                              ------------                         --------
(Dollars in millions)                                         1998      1997                   1998       1997
------------------------------------------------------------------------------------------------------------------
Interest expense                                            $  15.6   $  23.4                $  15.9     $  20.1
Affiliated interest expense (income), net                       5.9      (5.4)                   2.1         0.1
Interest income and other                                      (7.2)     (5.3)                  (8.0)       (1.5)
                                                            -------   -------                -------     -------
                                                            $  14.3   $  12.7                $  10.0     $  18.7
------------------------------------------------------------------------------------------------------------------

Following is a comparison of non-operating expenses for the nine months ended September 30, 1998 and 1997.

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                       -------------------------------
                                                                CONSOLIDATED                       COMBINED
                                                                ------------                       --------
(Dollars in millions)                                         1998      1997                    1998      1997
-----------------------------------------------------------------------------------------------------------------
Interest expense                                            $  47.8   $  71.2                $  48.7    $  68.5
Affiliated interest expense (income), net                      16.1     (17.0)                   3.3        0.2
Interest income and other                                     (20.6)     (5.2)                 (23.7)      (8.8)
                                                            -------   -------                -------    -------
                                                            $  43.3   $  49.0                $  28.3    $  59.9
------------------------------------------------------------------------------------------------------------------

The favorable fluctuations in non-affiliated interest expense for the Company and the Combined Companies, for both the three months and nine months ended September 30, 1998, are primarily attributable to cash proceeds from the sale of the Decorative Products business unit used to pay down debt.

Consolidated non-operating expense for the three months ended September 30, 1998, increased by $1.6 million. The decrease in non-affiliated interest expense was offset by a $11.3 million decrease in net affiliated interest income due to Foods' repayment of debt to the Company using proceeds from the sale of its Unaligned businesses.

Consolidated non-operating expense for the nine months ended September 30, 1998, decreased $5.7 million to $43.3 million. In addition to the decrease in non-affiliated interest expense, the Company received $15.4 million more interest income, primarily from the investment of proceeds from the sale of certain Foods Unaligned businesses in short term investments. This improvement was partially offset by a $33.1 million decrease in net affiliated interest income, due primarily to Foods' repayment of debt to the Company using proceeds from the sale of its Unaligned businesses, and interest expense on amounts loaned by Foods and BWHLLC, an affiliate of the Company's parent.

Combined non-operating expense for the three months ended September 30, 1998, improved $8.7 million to $10.0 million. This change reflects the decrease in non-affiliated interest expense, augmented by a $6.5 million increase in interest income from the investment of proceeds from the sale of certain Foods Unaligned businesses in short term investments. The increase in affiliated interest expense is due to amounts loaned by BWHLLC, an affiliate of the Company's parent.

Combined non-operating expense for the nine months ended September 30, 1998, improved $31.6 million to $28.3 million. This change reflects the decrease in non-affiliated interest expense, augmented by an $14.9 million increase in interest income, primarily from the investment of proceeds from the sale of certain Foods Unaligned businesses in short term investments. The increase in affiliate interest expense is due to amounts loaned by BWHLLC, an affiliate of the Company's parent.

Following is a comparison of income tax provision related effective tax rates for the three and nine months ended September 30, 1998.

                                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                                        --------------------------------
                                                                CONSOLIDATED                       COMBINED
                                                                ------------                       --------
(Dollars in millions)                                           1998     1997                    1998      1997
----------------------------------------------------------------------------------------------------------------
Income tax expense                                              9.3       5.4                     9.3      22.1
Effective tax rate                                              44%       32%                     46%       68%
----------------------------------------------------------------------------------------------------------------

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                       -------------------------------
                                                                 CONSOLIDATED                       COMBINED
                                                                 ------------                       --------
(Dollars in millions)                                           1998      1997                    1998      1997
----------------------------------------------------------------------------------------------------------------
Income tax expense                                              25.8      13.2                    99.7      28.4
Effective tax rate                                               45%       40%                      29%      63%
----------------------------------------------------------------------------------------------------------------

The 1998 consolidated effective income tax rate reflects the effect of non-deductible international charges for the closure of a European operation. The combined effective tax rate for the three months ended September 30, 1998, reflects changes in estimates on taxes related to businesses sold in the first quarter of 1998, as well as a change in the estimated annual effective tax rate. The Foods Unaligned business divestitures led to a lower effective tax rate for the Combined Companies for the nine months ended September 30, 1998, as a portion of the gain is not subject to corporate tax. The unusually high tax rate in 1997 for the Combined Companies is attributable to the finalization of the Foods purchase price leading to a $30.0 million adjustment in the tax basis of certain intangible assets.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Operating Activities
--------------------
For the nine months ended September 30, 1998, operating cash flows generated by the Company and the Combined Companies were $25.0 million and $79.6 million compared to cash used by the Company and the Combined Companies of $47.4 million and $49.7 million during the first nine months of 1997. The Company's $72.4 million increase is attributable to incremental cash inflows of $19.5 million from Chemical businesses purchased within the past 12 months. Also, the first nine months of 1997 included an outflow of approximately $40.0 million for the settlement of litigation.

The Combined Companies' $129.3 million improvement in cash flows is attributable to the factors noted above and primarily an improvement in cash flow relating to Foods accounts receivable and inventories. The improved Foods inventory and receivable flows occurred prior to and in anticipation of the divestiture of certain businesses.

Investing Activities
--------------------
Consolidated investing activities generated $347.6 million cash in the first nine months of 1998 compared to $332.4 million in the first nine months of 1997, due primarily to divestiture activity. 1998 proceeds from divestitures include $304.8 million from the sale of Decorative Products, $15.5 million from the sale of a Latin American plastic films business, and $15.6 million from the sale of the commercial and industrial wallcoverings business. 1997 proceeds from divestitures included $405.2 million from the sale of the Company's Dairy business. For 1998, investing activity also reflects $65.3 million relating to net repayments of affiliated borrowings by Foods and Wise, partially offset by the acquisition of a resins and compounds business from Sun Coast Industries for $14.4 million.

In addition to the above, the Combined Companies' divestiture activity reflects $725.1 million of proceeds from the sale of Foods Unaligned businesses. The Combined Companies sold certain unaligned product lines for $376.5 million; its worldwide KLIM milk powder business, a non-dairy creamer business in South Africa and an ice cream business in Puerto Rico for $335.7 million; and a distribution business in Puerto Rico for proceeds of $8.8 million. In the third quarter of 1998, Foods received proceeds of $4.1 million related to its sales of Ireland and Puerto Rico businesses. The $65.3 million return on investment in the consolidated investing flows is eliminated in the combined flows as the Foods and Wise operations are included in the Combined Companies.

Capital expenditures for the Company and the Combined Companies decreased $58.0 million and $58.7 million, respectively. This is mainly a result of reduced Chemical capital expenditures of $33.7 million due to reduced plant additions and improvements and reduced capitalized system implementation costs, the divested Dairy business in the third quarter of 1997, and the Decorative Products business in March 1998.

Financing Activities
--------------------
Consolidated financing activities generated $144.8 million cash in the first nine months of 1998, compared with the use of $319.3 million in the first nine months of 1997. In 1998, the Company borrowed $426.7 million from Foods related to proceeds from the sale of Foods Unaligned businesses. The inflow was partially offset by repayment of the $235.3 million outstanding balance on the revolving line of credit, and payment of preferred dividends. The use of cash in 1997 related to the net repayment of long-term debt using proceeds from the sale of businesses.

Combined financing activities represent the above with the exception of the affiliated borrowings with Foods, which are eliminated. Also, the Combined financing activities include a $272.2 million distribution from Foods to an affiliate that is not within the Combined Companies controlled group, but has an ownership interest in the trademarks that were sold with the divested businesses.

In the second quarter of 1998, the Company's revolving credit facility was reduced as a result of the sales of certain Foods Unaligned businesses in accordance with the terms of the agreement. As a result of this reduction, the $50.0 million 364-day revolving credit facility was canceled, and the $950.0 million five year revolving credit facility was reduced to $895.0 million.

YEAR 2000 UPDATE
----------------

Overview
--------
The year 2000 issue is the result of computer programs written using two digits rather than four to define the applicable year. Any of the Company's and Combined Companies' computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. If not addressed, the Year 2000 issue could have a material adverse impact on the business operations and financial results of the Company and Combined Companies.

To address this issue, the Company's and Combined Companies' Year 2000 Program is a risk-based plan divided into three phases that are being executed by both internal and external resources. These phases are: Phase I - an inventory of all systems, assigning a business priority for each system and performing a preliminary assessment of Year 2000 susceptibility; Phase II - completion of a detailed Year 2000 susceptibility analysis and development of remediation plans and contingency plans; and Phase III - implementation of the remediation and, if necessary, contingency plan(s) and completing final system testing.

The Year 2000 efforts are divided into three areas that include, (1) systems being replaced by new enterprise-wide system implementations; (2) systems that will not be replaced by the new enterprise-wide system implementations, including non-information technology systems such as plant process controls; and
(3) external suppliers and customers. A discussion of each area of activity relative to the three phased approaches follows.

Enterprise-Wide Systems
-----------------------
The comprehensive new enterprise-wide system implementations being implemented by each of the Company's businesses and the Combined Companies will replace most business and accounting systems. The enterprise-wide system versions are warranted by the vendors to be Year 2000 compliant and include SAP, PeopleSoft and J.D. Edwards. Due to the relative complexity and importance of the existing business and accounting systems to ongoing operations, the new enterprise-wide system implementations will address the significant majority of the Company's and Combined Companies' internal Year 2000 risk. Implementations of these various new systems are underway with Phase I and II complete except for the development of certain contingency plans. Phase III has begun and is expected to be completed by June 30, 1999.

Other Systems
-------------
For the systems not to be replaced by enterprise-wide implementations, Phase I is complete, Phase II is substantially complete, and Phase III remediation has begun. The Company and Combined Companies plan to substantially complete in 1998 the remediation of systems not to be replaced by new enterprise-wide systems. System remediation not completed in 1998 and all system testing activities are planned to be completed by June 30, 1999.

Suppliers and Customers
-----------------------
The Company and Combined Companies are in Phase I of the plan to assess and address the risks related to third party suppliers and customers. As a result of initial inquiries, supplier and customer responses have been received. These responses will be evaluated and appropriate procedures will be performed to determine the extent to which the Company and Combined Companies may be vulnerable to the failure of third parties to resolve their own Year 2000 issues. Efforts related to suppliers and customers, including development of contingency plans where appropriate, are targeted for completion by June 30, 1999. Although the Company's and Combined Companies' systems do not rely significantly on systems of other companies, the Company and Combined Companies cannot provide assurance that failure of third parties to address the Year 2000 issue will not have an adverse impact on business operations and results.

Costs
-----
Significant investments in enterprise-wide information systems have been made since 1996 that will total approximately $72 million for the Company and $112 million for the Combined Companies by the year 2000. The cost to make the remaining systems Year 2000 compliant is estimated to be $8 million for the Company and $20 million for the Combined Companies. As of September 30, 1998, the Company and Combined Companies had incurred costs of approximately $60 million and $64 million, respectively, for enterprise-wide systems and approximately $2 million and $4 million, respectively, for other systems and efforts.

Risks
-----
Due to the general uncertainty inherent in the Year 2000 problem, including the uncertainty associated with suppliers and customers, the potential effect on the financial results and condition of the Company and Combined Companies has not been measured. The Company and Combined Companies intend the Year 2000 Program to be completed on a timely basis so as to significantly reduce the level of uncertainty and the impact on business operations and financial results. Contingency plans have been and will continue to be developed and implemented to mitigate Year 2000 risks and the effect of Year 2000 issues. To date, these contingency plans generally include remediation of legacy systems in the event the enterprise-wide implementations are delayed. To date, several of these plans are now being implemented to reduce the risk of potential delays in enterprise-wide system implementations.

Readers are cautioned that Forward-looking statements contained in the Year 2000 Update should be read in conjunction with the disclosure under the heading:
"Forward-Looking and Cautionary Statements".

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

c.       Reports on Form 8-K

There were no reports on Form 8-K issued during the third quarter of 1998.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BORDEN, INC.
Date November 12, 1998            By  /s/ William H. Carter
                                     --------------------------------------
                                  William H. Carter
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (Principal Financial Officer and
                                  Principal Accounting Officer)

         BORDEN FOODS HOLDINGS CORPORATION

         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE MONTHS AND YEAR TO DATE ENDED
         SEPTEMBER 30, 1998 AND 1997







                                      BFH1

---------------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (UNAUDITED)

BORDEN FOODS HOLDINGS CORPORATION
                                                      Three Months Ended           Nine Months Ended
                                                        September 30,                September 30,
($ in thousands)                                     1998          1997           1998            1997
----------------------------------------------------------------------------------------------------------
Net sales                                          $ 145,065    $ 402,832      $ 520,585      $ 1,256,456
Cost of goods sold                                    78,932      240,510        297,689          757,698
                                                   ---------    ---------      ---------      -----------

Gross margin                                          66,133      162,322        222,896          498,758
                                                   ---------    ---------      ---------      -----------

Distribution expense                                   9,255       23,428         33,002           70,012
Marketing expense                                     45,495       84,565        155,302          317,805
General & administrative expense                      15,461       36,510         47,620           86,364
Gain on divestiture                                  (18,600)          --       (200,171)              --
Business realignment                                  11,750           --         17,868               --
                                                   ---------    ---------      ---------      -----------

Operating income                                       2,772       17,819        169,275           24,577
                                                   ---------    ---------      ---------      -----------

Interest expense                                         422        5,712          2,400           19,121
Interest income                                       (4,513)      (4,357)       (15,341)          (8,313)
Other (income) expense, net                             (650)       2,489         (1,256)           1,819
                                                   ---------    ---------      ---------      -----------

Income before income tax                               7,513       13,975        183,472           11,950
Income tax expense                                     4,851        7,982         52,801            5,852
                                                   ---------    ---------      ---------      -----------

Net income                                             2,662        5,993        130,671            6,098

Affiliate's share of income                             (958)          --       (131,027)              --
                                                   ---------    ---------      ---------      -----------

Net income (loss) applicable to common stock           1,704        5,993      $    (356)           6,098
                                                   =========    =========      =========      ===========

Comprehensive income (loss) Note 7                 $   3,448    $  (8,183)     $ 127,046      $   (25,888)
                                                   =========    =========      =========      ===========


Basic and diluted income (loss) per common share   $      17    $      60      $      (4)     $        61

Average number of common shares outstanding
 during the period                                       100          100            100              100

----------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements



                                      BFH2

---------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

BORDEN FOODS HOLDINGS CORPORATION

($ in thousands)
                                                           September 30,   December 31,
ASSETS                                                        1998           1997
---------------------------------------------------------------------------------------
CURRENT ASSETS
      Cash and equivalents                                 $ 316,867      $  28,736
      Accounts receivable (less allowance for doubtful
       accounts of $1,453 and $4,821, respectively)           50,710        138,751
      Other receivables                                        3,821         21,526
      Inventories:
       Finished and in-process goods                          55,519        112,669
       Raw materials and supplies                             17,285         43,112
      Deferred income taxes                                   42,086         41,290
      Other current assets                                    26,564         50,050
                                                           ---------      ---------
                                                             512,852        436,134


OTHER ASSETS                                                  14,220         14,981

PROPERTY AND EQUIPMENT
      Land                                                    10,189         19,199
      Buildings                                               40,536         64,908
      Machinery and equipment                                124,147        208,504
                                                           ---------      ---------
                                                             174,872        292,611
      Less accumulated depreciation                          (28,597)       (50,878)
                                                           ---------      ---------
                                                             146,275        241,733

INTANGIBLES
      Goodwill                                                48,115        151,264
      Trademarks and other intangibles                        85,389        155,511
                                                           ---------      ---------
                                                             133,504        306,775
                                                           ---------      ---------

TOTAL ASSETS                                               $ 806,851      $ 999,623
                                                           =========      =========

---------------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements



                                      BFH3

---------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

BORDEN FOODS HOLDINGS CORPORATION

($ in thousands)
                                                         September 30,     December 31,
LIABILITIES AND SHAREHOLDER'S EQUITY                         1998             1997
---------------------------------------------------------------------------------------
CURRENT LIABILITIES
      Debt payable within one year                         $   5,788        $  22,087
      Loans due to affiliates                                     --           27,914
      Accounts and drafts payable                             55,810           98,718
      Income taxes payable                                    34,113           30,158
      Accrued customer allowances                             28,454           32,106
      Other amounts due affiliates                            12,399            6,020
      Other current liabilities                              191,116          123,706
                                                           ---------        ---------
                                                             327,680          340,709
                                                           ---------        ---------

OTHER LIABILITIES
      Long-term debt payable to Borden, Inc.                      --           47,616
      Other long-term debt                                     4,626            5,438
      Deferred income taxes                                   37,474           25,821
      Non-pension postemployment benefit obligations           8,681            9,279
      Other long-term liabilities                             16,402           20,894
                                                           ---------        ---------
                                                              67,183          109,048
                                                           ---------        ---------

      Commitments and Contingencies Note 10

SHAREHOLDER'S EQUITY
      Common stock - $0.01 par value; 100 shares                  --               --
      Shareholder's investment in affiliate                   50,971          203,297
      Paid in capital                                        384,868          366,439
      Accumulated other comprehensive income                 (12,646)          (9,021)
      Retained deficit                                       (11,205)         (10,849)
                                                           ---------        ---------
                                                             411,988          549,866
                                                           ---------        ---------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                 $ 806,851        $ 999,623
                                                           =========        =========

---------------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements



                                      BFH4

-----------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

BORDEN FOODS HOLDINGS CORPORATION                                   Nine Months Ended
                                                                      September 30,
($ in thousands)                                                  1998             1997
-----------------------------------------------------------------------------------------
CASH FLOWS USED IN OPERATING ACTIVITIES
      Net income                                                $ 130,671        $  6,098
      Adjustments to reconcile net income to net
      cash used in operating activities:
       Deferred tax provision                                      10,045          15,903
       Depreciation and amortization                               13,061          36,970
       Gain on divestiture of businesses                         (200,171)             --
      Net change in assets and liabilities:
       Trade receivables                                           49,723          13,382
       Other receivables                                           14,868             151
       Inventories                                                 20,049          (7,311)
       Trade payables                                             (19,297)        (29,268)
       Accrued customer allowances                                 (3,652)        (21,884)
       Income taxes                                               (19,987)         (7,412)
       Other amounts due to/from affiliates                          (894)         (1,348)
       Other current assets and liabilities                       (62,185)          3,877
       Long-term assets and liabilities                            (3,061)         (8,501)
       Other, net                                                   3,451         (35,685)
                                                                ---------        --------
                                                                  (67,379)        (35,028)
                                                                ---------        --------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
      Capital expenditures                                        (20,722)        (24,356)
      Proceeds from the divestiture of businesses                 725,226              --
      Proceeds from the sale of fixed assets                       15,852          11,089
                                                                ---------        --------
                                                                  720,356         (13,267)
                                                                ---------        --------

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES
      (Decrease) increase short-term debt                         (16,299)          4,565
      (Decrease) increase in loans due to/from affiliates         (27,914)         19,713
      Unitholder distributions paid                              (272,205)             --
      Repayment of long-term debt to Borden, Inc.                 (47,616)             --
      (Decrease) increase in other long-term debt                    (812)            399
                                                                ---------        --------
                                                                 (364,846)         24,677
                                                                ---------        --------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                       288,131         (23,618)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                        28,736          33,234
                                                                ---------        --------

CASH AND EQUIVALENTS AT END OF PERIOD                           $ 316,867        $  9,616
                                                                =========        ========

-----------------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements



                                      BFH5

---------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (CONTINUED)

BORDEN FOODS HOLDINGS CORPORATION
                                                            Nine Months Ended
($ in thousands)                                             September 30,
                                                         1998             1997
---------------------------------------------------------------------------------



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid:
      Interest                                          $   2,590       $ 26,296
      Taxes                                                62,743          7,245


NON-CASH ACTIVITY:

      Minority interest (Note 6)                         (131,027)
      Affiliate's share of income (Note 6)                131,027

      Capital contribution by Parent                                      20,000
      Additional proceeds from Foods sale                                (20,000)

---------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements



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


2. NATURE OF OPERATIONS

BFC is a manufacturer and distributor of food products worldwide, including pasta, pasta sauce, soups and bouillon. BFC's operations include 13 production facilities, 7 of which are located in North America. The remaining facilities are located primarily in Europe. Management expects to divest or close 5 of these facilities in 1998 as part of the business realignment (Note 5).


3. BASIS OF PRESENTATION

As a result of the financial guarantee and in accordance with Regulation S-X rule 3-10, Borden includes in its filings with the Securities and Exchange Commission separate condensed financial statements for Foods Holdings as if it were a registrant. The accompanying condensed financial statements for the three months and nine months ended September 30, 1998 and 1997 were prepared on a purchase accounting basis which allocated approximately $750,000, plus cash retained, less debt assumed, of the December 1994 KKR purchase price to Foods Holdings. The purchase price was allocated to tangible and intangible assets and liabilities of Foods based on independent appraisals and management estimates.

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

RECENTLY ISSUED ACCOUNTING STATEMENTS - Recently, the Financial Accounting Standards Board issued Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information," Financial Accounting Standard No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," and Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." BFC is currently considering the impact of these pronouncements.

RECLASSIFICATION - Certain prior year amounts have been reclassified to conform with the 1998 presentation.



                                      BFH8

5. BUSINESS REALIGNMENT

In March 1997, BFC announced its intention to sell certain businesses from its current portfolio, which are not considered to be aligned with its grain-based meal solution strategy. Among the unaligned businesses were milk powder (KLIM), sweetened condensed milk and reconstituted lemon juice (Signature Flavor), and processed cheese.

On January 24, 1998 BFC and Investment LP completed the sale of its Signature Flavor business. The sale generated proceeds of $376,500 and an after tax gain of $166,565, of which $1,380 was recorded in the third quarter relating to a change in estimate to settle certain outstanding liabilities.

BFC and Investment LP sold the KLIM business, including the KLIM milk powder business in Latin America and Asia, the non-dairy coffee creamer operations in South Africa, and the ice cream business in Puerto Rico. BFC received $339,882 for the sale of these operations. An accrued after tax loss of $9,254 was recorded in the 1997 financial statements. An additional after tax loss of $19,542 was recorded in the nine month period ended September 30, 1998, which includes an after tax gain of $9,000 recorded in the third quarter relating to a change in estimate to settle certain outstanding liabilities.

On May 22, 1998 BFC sold its Puerto Rican distributor. The sale generated proceeds of $8,844 and an after tax loss of $1,532, which includes an after tax gain of $600 recorded in the third quarter.

Included in other current liabilities at September 30, 1998 is approximately $135,000 of divestiture reserves. Of this amount, approximately $40,000 relates to non-cash charges associated with assets to be sold.

On September 17, 1998, BFC announced the closing of the Tolleson, Arizona pasta plant due to the consolidation of pasta production into other BFC pasta facilities. The plant is expected to cease production during the fourth quarter. An after tax loss of $9,779 resulting from the plant closure was recorded during the three month period ended September 30, 1998 (including a $6,118 charge, related to an adjustment of an inventory purchase commitment to fair market value, recorded in cost of goods sold). Reserves in the accompanying balance sheet for severance and assets to be sold are $16,300 before tax at September 30, 1998, including non-cash charges of $12,513 for assets to be sold. Additionally, two pasta lines were shut down during the third quarter resulting in a pre tax, non-cash charge of $1,669.


6. AFFILIATE'S SHARE OF INCOME

The LLC was allocated an affiliate's share of income (see accompanying consolidated statement of operations) of $131,027 primarily in association with the divestiture of the Signature Flavor business. In accordance with Investment LP's limited partnership agreement with BFC and the LLC, the first allocation of the trademark gain is to BFC's priority return which is generally based on a 10% return to BFC based on BFC's net capital contributions. The allocation of the remaining gain, computed on a tax basis, is 10% to BFC and 90% to the LLC. In the second quarter of 1998, $272,205 was distributed to the LLC.


7.  COMPREHENSIVE INCOME

Comprehensive income is computed as follows:

----------------------------------------------------------------------------------------------
                                             Three months ended        Nine months ended
                                                September 30,              September 30,
                                             -------------------      ------------------------
                                              1998        1997          1998           1997
                                             ------     --------      ---------      --------
Net income                                   $2,662     $  5,993      $ 130,671      $  6,098

Foreign currency translation adjustments        786      (14,176)        (3,921)      (31,986)
Less: Reclassification adjustments               --           --            296            --
                                             ------     --------      ---------      --------

Comprehensive income (loss)                  $3,448     $ (8,183)     $ 127,046      $(25,888)

----------------------------------------------------------------------------------------------



                                      BFH9

The reclassification adjustment represents the accumulated translation adjustment recognized on the sale of the KLIM business offset by a reclassification to paid in capital.



8. RELATED PARTIES

BFC is engaged in various transactions with Borden and its affiliates in the ordinary course of business. A subsidiary of Borden provides administrative services to BFC at negotiated fees. These services include processing of payroll and active and retiree group insurance claims. BFC reimburses the Borden subsidiary for payments for general disbursements and group insurance and postemployment benefit claims. The amount owed by BFC for reimbursement of payments and for services was $12,399 and $4,746 as of September 30, 1998 and December 31, 1997, respectively.

BFC is generally self-insured for general insurance claims and postemployment benefits other than pensions. The liabilities for these obligations are included in Foods Holdings' financial statements. By agreement, Borden has retained the obligation for active group insurance claims incurred prior to 1997.

Employee pension benefits are provided under the Borden domestic pension plans to which BFC contributes. The U.S. employees participate in the Borden retirement savings plan. Borden also provides certain health and life insurance benefits for eligible employees. BFC has recognized expenses associated with these benefits, certain of which are determined and allocated by Borden's actuary. BFC has assumed an actuarially-determined portion of Borden's U.S. net pension liability, however this amount is considered to be an amount due to affiliate since Borden retains the legal obligation for these benefits. Amounts payable by BFC for its portion of the net pension liability were $7,433 and $7,764 as of September 30, 1998 and December 31, 1997, respectively.

BFC invested cash not used in operations with Borden. BFC's investment balance was $295,651 and $15,043 with Borden as of September 30, 1998 and December 31, 1997, respectively. The funds are invested overnight earning a rate set by Borden which generally approximates money market rates. Amounts receivable for interest were $14,399 and $0 as of September 30, 1998 and December 31, 1997, respectively.

BFC performs certain administrative services on behalf of other Borden affiliates. These services include sales administration, promotion, purchasing, and research and development. BFC charged these affiliates $295 and $1,328 for such services for the three month periods ended September 30, 1998 and 1997, respectively, and $2,024 and $4,820 for the nine month periods ended September 30, 1998 and 1997, respectively. The receivable for services, merchandise sales, and other transactions related to the purchase of Foods' assets was $1,642 and $8,768 at September 30, 1998 and December 31, 1997, respectively.

Borden continues to provide executive, financial and strategic management to BFC for which it charges a quarterly fee of $250.


9. AFFILIATED DEBT

Cash balances in international businesses which are not repatriated to the U.S. can be loaned to other Borden affiliates at a variable rate for generally a 90 day period. Net lendings or borrowings by international



                                     BFH10
businesses are included in loans due from or to affiliates. Net short-term loans due to international affiliates were $0 at September 30, 1998 and $27,914 at December 31, 1997 at a weighted average variable rate of 6.7%.

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

As an affiliate guarantor, Foods Holdings' liability shall not exceed the greater of its outstanding affiliated borrowings or 95% of its adjusted net assets while Borden or any other obligated parties have obligations outstanding. Borden's outstanding credit facility and public borrowings amounted to approximately $548,480 and $783,480 at September 30, 1998 and December 31, 1997, respectively. In connection with this guarantee, Foods Holdings charges Borden an annual fee of $1,050.

As a result of the October 1, 1996 transaction, BFC issued $166,990 in long-term notes to Borden. Effective January 1, 1997, the interest rate on the long-term notes to Borden was changed from 12.0 % to 10.3%. The loan principal outstanding on the long-term notes was $47,616 at December 31, 1997 and was paid off in February 1998. Interest expense on the long term notes was $0 and $4,278 for the three months ended September 30, 1998 and 1997, respectively, and $575 and $12,834 for the nine months ended September 30, 1998 and 1997, respectively. Amounts payable for such charges were $37 and $1,274 as of September 30, 1998 and December 31, 1997, respectively.


10. COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS - There were no material developments during the third quarter related to the Helm Tomatoes litigation. A new trial is scheduled to begin during February of 1999. Details of first quarter events are discussed in the report filed for the three months ended March 31, 1998.

BFC is involved in certain other legal proceedings arising through the normal course of business. Management is of the opinion that the final outcomes of such proceedings should not have a material impact on BFC's results of operations or financial position.

OTHER CONTINGENCIES - The Year 2000 issue is the result of computer programs written using two rather than four digits to define the applicable year. Many of BFC's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. If not addressed, the Year 2000 issue could have a negative material impact on the business operations and financial results of BFC.

BFC's Year 2000 Program is a risk-based plan divided into three phases that are being executed by both internal and external resources. These phases are: (I) an inventory of all systems, assigning a business priority for each system and performing a preliminary assessment of Year 2000 susceptibility, (II) completion of a detailed Year 2000 susceptibility analysis and development of remediation plans and contingency plans, and (III) implementation of the remediation and, if necessary, contingency plans and completing final system testing.



                                     BFH11

The Year 2000 efforts are divided into three categories: (1) systems being replaced by new enterprise-wide system implementation, (2) systems that will not be replaced by the new enterprise-wide system implementation, including non-information technology systems such as plant process controls, and (3) external suppliers and customers.

The comprehensive new enterprise-wide system being implemented by BFC will replace most business and accounting systems. The enterprise-wide system versions are warranted by the vendor to be Year 2000 compliant by utilizing a four digit standard, including PeopleSoft, Vista and I2. Due to the relative complexity and importance of the business and accounting systems to ongoing operations, the new enterprise-wide system implementation will address the significant majority of BFC's internal Year 2000 risk. Implementation of the new system is underway and expected to be completed no later than June 30, 1999.

BFC plans to substantially complete the remediation of systems not to be replaced by the enterprise-wide system in 1998. For these systems not to be replaced by the enterprise-wide implementation, Phase I is complete, Phase II is substantially complete, and Phase III has begun. BFC expects to complete system remediation and all system testing activities by June 30, 1999.

The Year 2000 Program also includes procedures to assess the risks related to suppliers and customers. As a result of initial inquiries, supplier and customer responses have been received. These responses will be evaluated and appropriate procedures will be performed to determine the extent to which BFC may be vulnerable to such parties' failure to resolve their own Year 2000 issues. Efforts related to suppliers and customers, including development of contingency plans where appropriate, are targeted for completion by June 30, 1999. Although BFC's systems do not rely significantly on systems of other companies, BFC cannot provide assurance that failure of third parties to address the Year 2000 issue will not have an adverse impact on business operations and results.

Significant investments in an enterprise-wide information system and Year 2000 program expenses addressing non-compliance across all areas of the company will total approximately $43,200 by the year 2000. This amount consists of $34,000 for the enterprise-wide information system and $9,200 of total Y2K costs and write-offs. Y2K costs and write-offs are comprised of $4,900 for business remediation, $2,600 for other related areas and program management, and $1,800 in write-offs of non-compliant hardware and systems. As of September 30, 1998, BFC has incurred expense and capital of approximately $6,900 for the enterprise-wide system and approximately $1,400 for Year 2000 compliance.

Due to the general uncertainty inherent in the Year 2000 problem, including the uncertainty associated with suppliers and customers, the potential effect on the financial results and condition of BFC has not been measured. BFC intends the Year 2000 Program to be completed on a timely basis so as to significantly reduce the level of uncertainty and the impact on business operations and financial results. Contingency plans have been and will continue to be developed and implemented to mitigate Year 2000 risks and the effect of Year 2000 issues. To date, contingency plans are being implemented to reduce the risk of potential delays in the enterprise-wide system implementation.



                                     BFH12

            [LOGO] WISE HOLDINGS, INC. AND SUBSIDIARIES


                   CONDENSED CONSOLIDATED FINANCIAL
                   STATEMENTS FOR THE THREE AND NINE MONTHS ENDED
                   SEPTEMBER 30, 1998 AND 1997

------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
WISE HOLDINGS, INC. AND SUBSIDIARIES

                                                          THREE MONTHS ENDED
                                                            SEPTEMBER 30,
(Dollars in thousands)                                  1998           1997
------------------------------------------------------------------------------
Net sales                                              $55,478       $ 61,296
Cost of goods sold                                      34,382         37,279
                                                       -------       --------

Gross margin                                            21,096         24,017

Distribution expense                                     7,053          7,283
Marketing expense                                        9,111          8,929
General & administrative expense                         4,128          5,250
                                                       -------       --------

Operating income                                           804          2,555

Interest expense                                           129            222
Other expense(income)                                       55            (17)
                                                       -------       --------

Income before income taxes                                 620          2,350

Income tax expense                                         247            910
                                                       -------       --------

Net income                                             $   373       $  1,440
                                                       =======       ========

Per Share Data

Basic and diluted income (loss) per common share       $  5.33       $  20.57
Average number of common shares outstanding
       during the period                                    70             70


------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements

---------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
WISE HOLDINGS, INC. AND SUBSIDIARIES

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
(Dollars in thousands)                                  1998             1997
---------------------------------------------------------------------------------
Net sales                                             $ 170,630        $ 180,579
Cost of goods sold                                      106,814          114,275
                                                      ---------        ---------

Gross margin                                             63,816           66,304

Distribution expense                                     21,192           20,156
Marketing expense                                        27,744           30,610
General & administrative expense                         15,009           14,481
                                                      ---------        ---------

Operating income(loss)                                     (129)           1,057

Interest expense                                            361              725
Other expense (income)                                       72             (112)
                                                      ---------        ---------

Income(Loss) before income taxes                           (562)             444

Income tax expense(benefit)                                (213)             150
                                                      ---------        ---------

Net Income(loss)                                      $    (349)       $     294
                                                      =========        =========

Per Share Data

Basic and diluted income(loss) per common share       $   (4.99)       $    4.20
Average number of common shares outstanding
       during the period                                     70               70


---------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
WISE HOLDINGS, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share amounts)
                                                                  SEPTEMBER 30, DECEMBER 31,
ASSETS                                                               1998          1997
--------------------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and equivalents                                              $ 4,947       $ 3,604
  Accounts receivable (less allowance for doubtful accounts
    of $2,123 and $2,498, respectively)                              20,040        23,131
  Affiliated receivables                                                219         1,204
  Inventories:
    Finished goods                                                    3,088         4,621
    Raw materials and supplies                                        3,739         3,841
  Deferred income taxes, net                                          1,733         2,825
  Prepaid and other current assets                                    4,711         4,509
                                                                    -------       -------
                                                                     38,477        43,735
                                                                    -------       -------

PROPERTY AND EQUIPMENT
  Land                                                                1,407         1,347
  Buildings and improvements                                          5,144         5,585
  Machinery and equipment                                            43,266        38,592
                                                                    -------       -------
                                                                     49,817        45,524
  Less accumulated depreciation                                      19,429        16,442
                                                                    -------       -------
                                                                     30,388        29,082
                                                                    -------       -------

INTANGIBLES AND OTHER ASSETS
  Trademarks (net of accumulated
    amortization of $1,764 and $1,410, respectively)                 17,047        17,401
  Other assets                                                          823           889
                                                                    -------       -------
                                                                     17,870        18,290
                                                                    -------       -------


TOTAL ASSETS                                                        $86,735       $91,107
                                                                    =======       =======

--------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements

----------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
WISE HOLDINGS, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share amounts)

                                                       SEPTEMBER, 30      DECEMBER 31,
LIABILITIES AND SHAREHOLDER'S EQUITY                       1998               1997
--------------------------------------------------------------------------------------
CURRENT LIABILITIES
  Debt payable within one year                            $   267           $   270
  Accounts and drafts payable                              13,377            12,570
  Affiliated payables                                       1,571             1,467
  Accrued liabilities                                      12,021            15,735
                                                          -------           -------
                                                           27,236            30,042
                                                          -------           -------
OTHER LIABILITIES
  Long-term debt payable to Borden, Inc.                    7,000             7,000
  Deferred income taxes, net                                1,639             2,522
  Non-pension postemployment
    benefit obligations                                     9,596             9,960
  Affiliated employee benefit obligation                    1,893             1,817
  Other long-term liabilities                                 434               371
  Minority interest                                           721               830
                                                          -------           -------
                                                           21,283            22,500
                                                          -------           -------


Commitments and Contingencies (Note 6)

SHAREHOLDER'S EQUITY
  Common stock - $0.01 par value
    70 shares authorized,
    issued and outstanding                                     --                --
  Preferred stock - $0.01 par value
    30 shares authorized,
    none issued and outstanding                                --                --
  Paid in capital                                          34,980            34,980
  Retained earnings                                         3,236             3,585
                                                          -------           -------
                                                           38,216            38,565
                                                          -------           -------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                $86,735           $91,107
                                                          =======           =======


--------------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements

---------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
WISE HOLDINGS, INC. AND SUBSIDIARIES

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
(Dollars in thousands)                                              1998           1997
---------------------------------------------------------------------------------------------
Cash Flows From (Used In) Operating Activities
  Net loss                                                          $  (349)       $   294
  Adjustments to reconcile net loss to net cash
    from operating activities
    Minority interest's share in income                                  (6)             9
    Depreciation                                                      4,162          4,771
    Amortization                                                        354            353
    Other non-cash                                                       82            400
  Net change in assets and liabilities:
    Accounts receivable                                               1,596         (1,040)
    Affiliated receivables                                              985            413
    Inventories                                                         643          1,028
    Prepaid and other current assets                                   (850)           238
    Other assets                                                      1,158            285
    Accounts and drafts payable                                       2,239           (216)
    Affiliated payables                                                 104           (295)
    Accrued liabilities                                              (3,638)         2,416
    Post-employment benefits other than pensions                       (192)            62
    Affiliated employee benefit obligation                               76            320
    Other long-term liabilities                                        (820)           134
                                                                    -------        -------
                                                                      5,544          9,172
                                                                    -------        -------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Capital expenditures                                               (6,388)        (3,571)
  Acquisition of business                                                --         (1,037)
  Divestiture of business                                             2,107             --
  Proceeds from sales of equipment                                       83            332
                                                                    -------        -------
                                                                     (4,198)        (4,276)
                                                                    -------        -------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Short-term borrowings                                                 267            742
  Repayment of short-term borrowings                                   (270)          (175)
  Minority interest's equity contribution                                               40
                                                                    -------        -------
                                                                         (3)           607
                                                                    -------        -------

INCREASE IN CASH AND EQUIVALENTS                                      1,343          5,503
  Cash and equivalents at beginning of period                         3,604          3,027
                                                                    -------        -------
  Cash and equivalents at end of period                             $ 4,947        $ 8,530
                                                                    =======        =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Exchange of Accounts Receivable for Assets of Business           $     --        $   878
  Cash paid for interest:                                               388            922
  Cash paid for taxes:                                                  152             --
---------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements

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

The condensed consolidated financial statements of Wise collectively include the financial position of Wise Holdings, Inc. and subsidiaries as of September 30, 1998 and December 31, 1997. These financial statements also include the statements of operations of Wise for the three and nine months ended September 30, 1998 and 1997 and cash flows of Wise for the nine months ended September 30, 1998 and 1997. These unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results for the interim periods presented.

Reclassifications
-----------------
Certain prior year amounts have been reclassified to conform with the 1998 presentation.

Per Share Information
---------------------
Basic and diluted loss per common share at September 30, 1998 and 1997 is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period ended September 30, 1998 and 1997, respectively. On April 24, 1998 the number of shares authorized and outstanding were reduced for administrative and tax purposes. The Per Share information for September 30, 1998 and 1997 is computed based on the adjusted shares outstanding. Options issued by subsidiaries that enable the holder to obtain stock of the subsidiary were not assumed exercised because they were antidilutive for both 1998 and 1997. Wise has no other potentially dilutive securities.

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

4. ACCRUED LIABILITIES

   Accrued liabilities were as follows:
                                             September 30,        December 31,
                                                 1998                 1997
-------------------------------------------------------------------------------
   Compensation                                 $   875             $  2,758
   General insurance                              5,164                5,627
   Advertising and promotion                      2,883                3,591
   Other                                          2,589                3,759
                                                -------             --------
   Total                                        $11,511             $ 15,735
                                                =======             ========
-------------------------------------------------------------------------------

5. AFFILIATED LONG-TERM DEBT

In conjunction with the Incorporation, Wise entered into a long-term loan agreement (the "Loan Agreement") to borrow funds from Borden.

Revolving Loan
--------------
The Loan Agreement provides for a revolving loan facility of up to $5 million maturing in December 1998, at a variable interest rate equal to Borden's cost of funds for 30 day LIBOR borrowings plus 0.25%. A commitment fee based on a variable rate tied to Borden's leverage is charged on the unused portion of the revolving loan facility. Wise had no borrowings under the revolving agreement at September 30, 1998 and December 31, 1997.

Long-Term Loan
--------------
The Loan Agreement also provides for a $10.145 million term loan with a fixed interest rate of 11% maturing in November, 1999, payable in full at the maturity date. At September 30, 1998 and December 31, 1997, $7.0 million remains outstanding under this loan agreement.

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

7. RELATED PARTIES

Wise is engaged in various transactions with Borden and its affiliated companies in the ordinary course of business. A subsidiary of Borden provides certain administrative services to Wise at negotiated fees. These services include: processing of payroll and active and retiree group insurance claims. Wise reimburses the Borden subsidiary for payments for general disbursements, and general and group insurance and retirement benefit claims. The amount owed by Wise for these services is included in affiliated payables and was $1,571 and $1,467 at September 30, 1998 and December 31, 1997, respectively.

Wise is generally self-insured for general insurance claims and post-employment benefits other than pensions. The liabilities for these obligations are included in Wise's financial statements.

The following table summarizes the charges to Wise for these costs.

                                                               Quarter ended                Nine months ended
                                                                September 30,                 September 30,
                                                            1998            1997          1998             1997
-----------------------------------------------------------------------------------------------------------------
Employee benefits                                        $  447           $  493         $1,396          $1,526
Group and general insurance                               1,161              846          2,945           3,629
Information services                                         54               56            156             156
Corporate staff departments and overhead                    221              646          1,130           1,402
                                                         ------           ------         ------          ------
                                                         $1,883           $2,041         $5,627          $6,713
                                                         ======           ======         ======          ======

-----------------------------------------------------------------------------------------------------------------

Effective July 1, 1997, Wise secured the services of a third party for its general insurance needs related to losses that occur after the effective date, and makes payments directly to a third party vendor.

Wise also invests excess cash with Borden in one-day investments that totaled $3,700 and $2,350 at September 30, 1998 and December 31, 1997, respectively which is included as a component of cash.

8. BUSINESS DIVESTITURE

On May 11, 1998, Wise sold its subsidiary, Caribbean Snacks, Inc. for $2,107 resulting in a pretax loss of $438 (after tax loss $267).