Form 10-K405
period 1998-12-31
BORDEN INC
filed 1999-03-31
CIK 13239

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended: December 31, 1998 Commission file number: 1-71
                                -----------------                         ----

                                  BORDEN, INC.


    New Jersey                                           13-0511250
    ----------                                           ----------
(State of incorporation)                     (I.R.S.Employer Identification No.)

 180 East Broad St., Columbus, OH  43215                 614-225-4000
 ---------------------------------------                 ------------
(Address of principal executive offices)        (Registrant's telephone number)


          SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

  Title of each class                 Name of each exchange on which registered
  -------------------                 -----------------------------------------
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

Aggregate market value in thousands of the voting stock held by nonaffiliates of the Registrant based upon the average bid and asked prices of such stock on March 30, 1999: $0.

Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on March 30, 1999: 198,974,994

                       DOCUMENTS INCORPORATED BY REFERENCE

    Document                                                 Incorporated
    --------                                                 ------------
     none                                                       none

================================================================================

     The Exhibit Index is Located herein at sequential pages 86 through 88.

BORDEN, INC.



INTRODUCTION
------------

The following filing with the Securities and Exchange Commission ("SEC") by Borden, Inc. ("the Company") presents four separate financial statements:
Borden, Inc. Consolidated Financial Statements, Borden, Inc. and Affiliates Combined Financial Statements, the Financial Statements of Wise Holdings, Inc. ("Wise Holdings") and the Financial Statements of Borden Foods Holdings Corporation ("Foods Holdings"). The consolidated statements present the Company after the effect of the sale of (i) the Company's former salty snacks business ("Wise") to Wise Holdings and its subsidiaries and (ii) the Company's former domestic and international foods business ("Foods") to Foods Holdings and its subsidiaries, as explained in Notes 1, 4 and 6 to the consolidated and combined financial statements. The Company, Wise Holdings and Foods Holdings are controlled by BW Holdings, LLC ("BWHLLC"). The consolidated financial statements are those of the Company, which is the SEC Registrant.

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




                                  BORDEN, INC.

                                      INDEX

PART I
Item     1  - Business.............................................................................     4
Item     2  - Properties...........................................................................     9
Item     3  - Legal Proceedings....................................................................     9
Item     4  - Submission of Matters to a Vote of Security Holders..................................    11

PART II
Item     5  - Market for the Registrant's Common Stock and Related Stockholder Matters.............    12
Item     6  - Selected Financial Data..............................................................    12
Item     7  - Management's Discussion and Analysis of Financial Condition
                          and Results of Operations................................................    13
Item     7A - Quantitative and Qualitative Disclosures about Market Risk...........................    27
Item     8  - Financial Statements and Supplementary Data
         BORDEN, INC. CONSOLIDATED ("THE REGISTRANT") AND BORDEN, INC. AND AFFILIATES
         COMBINED FINANCIAL STATEMENTS
             Consolidated Statements of Operations,
                years ended December 31, 1998, 1997 and 1996.......................................    28
             Consolidated Balance Sheets, December 31, 1998 and 1997...............................    30
             Consolidated Statements of Cash Flows, years ended December 31, 1998,
                1997 and 1996......................................................................    32
             Consolidated Statements of Shareholders' Equity, years ended December 31, 1998,
                1997 and 1996......................................................................    34
             Combined Statements of Operations,
                years ended December 31, 1998, 1997 and 1996.......................................    36
             Combined Balance Sheets, December 31, 1998 and 1997...................................    37
             Combined Statements of Cash Flows, years ended December 31, 1998,
                1997 and 1996......................................................................    39
             Combined Statements of Shareholders' Equity, years ended December 31, 1998,
                1997 and 1996......................................................................    41
             Notes to Consolidated and Combined Financial Statements...............................    43
             Independent Auditors' Reports.........................................................    71

Item     9  - Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure...........................................................    73

PART III
Item    10  - Directors and Executive Officers of the Registrant...................................    73
Item    11  - Executive Compensation...............................................................    76
Item    12  - Security Ownership of Certain Beneficial Owners and Management.......................    80
Item    13  - Certain Relationships and Related Transactions.......................................    82


PART IV
Item    14  - Exhibits, Financial Statement Schedules and Reports on Form 8-K......................    83


                                     PART I

ITEM 1.   BUSINESS
-------   --------

The Company was incorporated on April 24, 1899. The Company is engaged primarily in manufacturing, processing, purchasing and distributing specialty chemicals and consumer adhesives, and providing infrastructure management services. The Combined Companies includes the specialty chemicals, consumer adhesives, infrastructure management services, Wise and Foods businesses. Corporate departments provide certain governance functions for all business units. The Company's executive and administrative offices are located in Columbus, Ohio. Production facilities are located throughout the United States and in many foreign countries.

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

In 1995, the Company began the process of redesigning its operating structure. As a result of this redesign, management decided to divest certain businesses that did not fit into the Company's long-term strategic plan. Businesses included in the classification "businesses held for sale" for the segment data were Wise (see discussion above) the packaging and plastic films business, the commercial and industrial wallcoverings business, a European bakery business, and an equity interest in a Spanish food company (see Note 4 to the consolidated and combined financial statements). During the first quarter of 1996, the Company sold its interest in the Spanish food company. During the fourth quarter of 1996, the Company sold its packaging and plastic films business and the European bakery business.

On September 4, 1997, the Company sold its Borden/Meadow Gold Dairies business ("Dairy"). On March 13, 1998, the Company sold its Decorative Products business. Both businesses are included in discontinued operations for all periods presented.

PRODUCTS
The Company's Chemical business includes formaldehyde, melamine, resins, coatings and other specialty and industrial chemicals. The Company's consumer adhesives and infrastructure management services businesses are included in the "Corporate and Other" heading for business segment information and Management's Discussion and Analysis (Item 7).
                                       4

The Combined Companies includes the Company and its subsidiaries, together with the Foods and Wise businesses. In 1996, Foods management announced its strategy to focus on grain-based meal solutions and, therefore, its intent to divest all businesses not aligned with this strategy (the "Unaligned" businesses). The ongoing Foods business includes pasta and sauces, bouillon and dehydrated soups. Foods' principal Unaligned businesses included processed cheese, candy coated popcorn, non-dairy creamer, sweetened condensed milk, reconstituted lemon and lime juices, and milk powder. Certain of these principal Unaligned businesses were sold in December 1997, with the remaining sales occurring early in 1998. The Wise business manufactures salty snacks, including potato chips, pretzels and corn snacks and chips.

MARKETING AND DISTRIBUTION
Domestic products for the Chemical and the consumer adhesives businesses are sold throughout the United States to industrial users, and by in-house and independent sales forces to distributors, wholesalers, jobbers and retailers. To the extent practicable, international distribution techniques parallel those used in the United States. However, raw materials, production considerations, pricing competition, government policy toward industry and foreign investment, and other factors may vary substantially from country to country.

The domestic Foods and Wise products are marketed primarily through food brokers and distributors, and directly to wholesalers, retail stores, food service businesses, food processors, institutions and government agencies. To the extent practicable, international distribution techniques parallel those used in the United States. Raw materials, production considerations, pricing, competition, government policy toward industry and foreign investment, and other factors may vary substantially from country to country.

COMPETITION
Chemical is the leading global producer of thermosetting resins for the forest products industry and a leading producer of thermosetting resins for foundry and industrial applications. These resins are used to bind or coat other materials during the manufacturing process. UV coatings and specialty inks are produced for applications in a variety of industries. The business is also the world's largest producer of formaldehyde and a leading producer of melamine crystal. Much of the formaldehyde and melamine crystal materials are consumed internally to produce thermosetting resins, with the remainder sold to third parties. The business manufactures and distributes products in North America, the United Kingdom, Latin America, Australia and east Asia and, generally, holds a leading market position in the areas it competes. Chemical resins are provided to a wide variety of customers for use in the manufacture of, among other products, plywood, particle board, laminate veneers, insulation binders and automotive brakes, and to coat cores and molds in the metal casting process. The major competitors of Chemical are Ashland Chemical, Georgia Pacific, Neste, Perstorp, and several regional international competitors. Product performance, customer service and price are the primary areas in which Chemical competes.

Foods is the second largest manufacturer and marketer of dry pasta in the United States and Canada, holds the number one position in the United States and Canada premium pasta sauce market, and holds the number one position in the United States bouillon market. Foods also competes in the total United States and Canada sauce markets, holding the fourth and first positions, respectively. Other markets in which Foods competes include United States dry soups and dry pasta in Italy. The pasta, sauces, bouillon and soups businesses are highly competitive, with competition taking place primarily on the basis of price. The two primary competitors of pasta products are New World Pasta and CPC International in the United States, and Nabisco Brands and Unico in Canada. Primary sauce competitors are Unilever plc, Campbell Soup and ConAgra, Inc. Bouillon competitors include Best Foods and Hormel.

Wise operates its salty snacks business in the eastern United States. Frito-Lay holds the dominant number one position throughout the United States as well as the eastern United States with a market share in excess of 50%. Wise holds an approximate 6% market share in the eastern United States market in which it operates. The intense competition in the salty snacks business is primarily based on price.

The consumer adhesives business is the leading United States producer of household and school glues and manufactures a full line of consumer adhesives, including home repair products, caulks and sealants. The business enjoys the dominant number one position in its market. Competition is primarily on the basis of brand equity.

MANUFACTURING AND RAW MATERIALS
The primary raw materials used by Chemical are methanol, phenol, urea and formaldehyde. The primary raw materials used by the consumer adhesives business are methanol and polyvinyl alcohol. Raw materials are generally available from numerous sources in sufficient quantities, but are subject to price fluctuations which cannot always be passed on to the Company's customers. The primary raw materials used by the Foods and Wise businesses are flour, tomato products, oil and potatoes.

Long-term purchase agreements are used in certain circumstances to assure availability of adequate raw material supplies at guaranteed prices, for both the Company and the Combined Companies.

CUSTOMERS
The Company and the Combined Companies do not depend on any single customer nor is their business limited to a group of customers, the loss of which would have a material adverse effect on their businesses. The primary customers consist of food brokers and distributors, retail stores and manufacturers.

PATENTS AND TRADEMARKS
The Company and the Combined Companies own various patents, trademark registrations, and patent and trademark applications around the world, which are held for use or currently used in their operations. A majority of the patents relate to the development of new products and processes for manufacturing and use thereof, and will expire at various times between 1999 and 2005. No individual patent is considered to be material.

RESEARCH AND DEVELOPMENT
Research and development expenditures were $18.7 million, $24.9 million and $26.5 million in 1998, 1997, and 1996 for the Company and $39.0 million, $44.4 million and $49.2 million for the Combined Companies. Development and marketing of new products are carried out at the operating unit level and integrated with quality control for existing product lines.

WORKING CAPITAL
Working capital for all segments is generally funded through operations and borrowings under the Company's credit facility.

EMPLOYEES
At December 31, 1998, the Company had approximately 4,200 employees. The Combined Companies had approximately 8,200 employees. Relationships with union and non-union employees are generally good.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS
In 1998 the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires an enterprise to report financial and descriptive information about its operating segments. In accordance with SFAS 131, the Company determined its operating segments on the same basis that is used internally to evaluate segment performance and allocate resources.

The Company and Combined Companies have a decentralized organization structure with stand-alone businesses. Each of the business units has a separate management team and infrastructure, and offers different products. The businesses within the Company include a chemical business and a consumer adhesives business. The Combined Companies also include the Foods and Wise businesses.

In accordance with SFAS 131, each business is an operating segment that is not aggregated with another business because the economic characteristics between the businesses differ. Because the consumer adhesives business does not meet the quantitative thresholds given in SFAS 131, it is combined with corporate functional departments in the "Corporate and other" category.

In the consolidated financial information that follows, the Foods segment is shown as a discontinued operation in both the Depreciation and Amortization Expense chart and the Capital Expenditures chart, prior to its October 1, 1996, sale. The Foods segment, consistent with treatment as a discontinued operation, is excluded from the Sales to Unaffiliated Customers and Operating EBITDA charts. The Dairy and Decorative Products businesses were discontinued in 1997, and all periods presented have been restated to reflect this accounting treatment. Therefore, Dairy and Decorative Products results are excluded from statements of operations related tables that follow.

In the consolidated and combined financial information that follows, the businesses held for sale classification prior to 1997 includes the European bakery business, the packaging and plastic films businesses and an equity interest in a Spanish food company. The Wise business is included in the businesses held for sale classification in the consolidated financial information through July 2, 1996, the date of its sale to Wise Holdings. Certain other non-food operations are included in this category for all periods presented. The Wise business is presented separately for all periods in the combined financial information.

Operating EBITDA information (as defined below) is presented because it is the primary measure used by the chief operating decision maker to evaluate operating results.


OPERATING SEGMENTS:
-------------------

SALES TO UNAFFILIATED CUSTOMERS:
------------------------------------------------------------------------------------------------------------------------------------
                                                   CONSOLIDATED                                COMBINED
                                         ---------------------------------          ------------------------------
(Dollars in millions)                        1998       1997         1996             1998       1997         1996
------------------------------------------------------------------------------------------------------------------------------------
     Foods ongoing                                                                  $  586.3   $  724.2   $  808.9
     Foods Unaligned                                                                   119.8    1,027.5    1,140.9
     Wise                                                                              228.7      242.2      245.6
     Chemical                              $1,260.3   $1,290.8    $1,174.2           1,260.3    1,290.8    1,174.2
     Corporate and other                      102.7       92.6        84.7             102.7       92.6       84.7
     Businesses held for sale                  36.7      104.3     1,129.1              36.7      104.3    1,002.5
                                         ----------  ---------   ---------         ---------  ---------   --------
                                           $1,399.7   $1,487.7    $2,388.0          $2,334.5   $3,481.6   $4,456.8
------------------------------------------------------------------------------------------------------------------------------------



OPERATING EBITDA:
------------------------------------------------------------------------------------------------------------------------------------
                                                    CONSOLIDATED                                COMBINED
                                          --------------------------------         --------------------------------
(Dollars in millions)                        1998       1997         1996             1998       1997         1996
------------------------------------------------------------------------------------------------------------------------------------
     Foods ongoing                                                                 $  11.4      $  (5.8)    $  (6.9)
     Foods Unaligned                                                                  (1.7)       113.5        58.7
     Wise                                                                              7.7         10.6         4.0
     Chemical                             $   185.9   $  154.4   $   150.6           185.9        154.4       150.6
     Corporate and other                       (0.9)      (7.0)      (13.1)           (1.7)        (7.0)       (7.0)
     Businesses held for sale                   0.5        7.0        78.2             0.5          7.0        74.9
                                          ---------   --------   ---------         -------      -------     -------
     Adjusted Operating EBITDA (1)            185.5      154.4       215.7           202.1        272.7       274.3


     Significant or Unusual Items(2)            5.8      (16.0)       62.0           351.0        124.9        55.9
                                          ---------   --------   ---------         -------      -------     -------
     Operating EBITDA                         191.3      138.4       277.7           553.1        397.6       330.2


     Depreciation & Amortization              (50.9)     (38.9)      (81.3)          (86.6)       (96.3)     (134.1)
                                          ---------   --------   ---------         -------      -------     -------
     Operating Income                     $   140.4   $   99.5   $   196.4         $ 466.5      $ 301.3     $ 196.1
------------------------------------------------------------------------------------------------------------------------------------

(1) Adjusted Operating EBITDA represents net income (loss), excluding discontinued operations, non-operating income and expense, interest, taxes, depreciation, amortization and Significant or Unusual Items.
(2) Includes Significant or Unusual Items shown on page 8 and page 18 of Management's Discussion and Analysis of Financial Condition and Results of Operations.



SIGNIFICANT OR UNUSUAL
     ITEMS AFFECTING COMPARABILITY OF OPERATING EBITDA:  (1)
------------------------------------------------------------------------------------------------------------------------------------
                                                     CONSOLIDATED                              COMBINED
                                        -----------------------------------       ---------------------------------
(Dollars in millions)                        1998       1997         1996             1998       1997         1996
------------------------------------------------------------------------------------------------------------------------------------
     Foods ongoing                                                                $   (23.3)    $  3.1     $  (26.0)
     Foods Unaligned                                                                  371.7      137.8          3.2
     Wise                                                                              (3.2)        -           -
     Chemical                           $       5.8  $   (16.0)                         5.8      (16.0)         -
     Corporate and other                        -          -     $     62.0              -            -        78.7
                                        ----------- ----------    ---------       ---------   -----------    --------
                                        $       5.8  $   (16.0)  $     62.0       $   351.0     $124.9     $   55.9
------------------------------------------------------------------------------------------------------------------------------------

(1) See page 18 of the Management's Discussion and Analysis of Financial Condition and Results of Operations for further information concerning these items.


TOTAL ASSETS AT YEAR END:
------------------------------------------------------------------------------------------------------------------------------------
                                                     CONSOLIDATED                                COMBINED
                                           -------------------------------          ------------------------------
(Dollars in millions)                        1998                    1997             1998                    1997
------------------------------------------------------------------------------------------------------------------------------------
     Foods ongoing                                                                  $  908.5              $  751.4
     Foods Unaligned                                                                    37.5                 306.3
     Wise                                                                              100.0                 116.3
     Chemical                              $  878.5               $  905.9             878.5                 905.9
     Businesses held for sale                   4.4                  110.6               4.4                 110.6
     Net assets of discontinued operations      -                    165.2               -                   165.2
     Elimination of intercompany accounts      (6.9)                 (15.2)           (288.3)                (42.6)
     Corporate and other                    1,136.2                1,008.8           1,081.3                 706.1
                                          ---------              ---------          --------              --------
                                           $2,012.2               $2,175.3          $2,721.9              $3,019.2
------------------------------------------------------------------------------------------------------------------------------------




DEPRECIATION AND AMORTIZATION EXPENSE:
------------------------------------------------------------------------------------------------------------------------------------
                                                     CONSOLIDATED                                COMBINED
                                             -----------------------------          ------------------------------
(Dollars in millions)                          1998       1997       1996               1998       1997       1996
------------------------------------------------------------------------------------------------------------------------------------
     Foods ongoing                                                                  $   28.1   $   34.1    $  34.3
     Foods Unaligned                                                                     0.9       16.3       15.0
     Wise                                                                                6.7        7.0        6.8
     Chemical                                $  41.9   $   28.6    $  23.4              41.9       28.6       23.4
     Businesses held for sale                    1.9        5.2       53.9               1.9        5.2       50.6
     Discontinued operations                     2.0       19.9       57.6               2.0       19.9       21.3
     Corporate and other                         7.1        5.1        4.0               7.1        5.1        4.0
                                           --------- ----------    -------          --------   --------   --------
                                             $  52.9   $   58.8    $ 138.9          $   88.6   $  116.2    $ 155.4
------------------------------------------------------------------------------------------------------------------------------------





CAPITAL EXPENDITURES:
------------------------------------------------------------------------------------------------------------------------------------
                                                      CONSOLIDATED                               COMBINED
                                             -----------------------------           -----------------------------

(Dollars in millions)                          1998       1997       1996               1998       1997       1996
------------------------------------------------------------------------------------------------------------------------------------
     Foods ongoing                                                                   $  36.4   $   19.7  $    33.4
     Foods Unaligned                                                                     1.6       15.6       16.8
     Wise                                                                                9.7        5.2        5.8
     Chemical                                $  39.6  $    80.8   $   92.8              39.6       80.8       92.8
     Businesses held for sale                    1.7        3.6       61.0               1.7        3.6       59.6
     Discontinued operations                     1.1       29.3       81.9               1.1       29.3       50.0
     Corporate and other                        10.1       16.0        6.8              10.1       16.0        6.8
                                           ---------  --------- ----------          --------   -------------------
                                             $  52.5  $   129.7   $  242.5           $ 100.2   $  170.2   $  265.2
------------------------------------------------------------------------------------------------------------------------------------



GEOGRAPHIC AREAS:
-----------------

SALES TO UNAFFILIATED CUSTOMERS:  (1)
------------------------------------------------------------------------------------------------------------------------------------
                                                     CONSOLIDATED                               COMBINED
                                           -------------------------------          ------------------------------
(Dollars in millions)                          1998       1997      1996                1998       1997       1996
------------------------------------------------------------------------------------------------------------------------------------
     United States                         $   942.1   $  969.0   $1,167.1          $1,649.8   $2,340.9   $2,583.5
     Canada                                    141.9      143.3      135.7             241.4      292.8      295.8
     Other international                       315.7      375.4    1,085.2             443.3      847.9    1,577.5
                                           ---------   --------  ---------         --------- ----------  ---------
     Total                                 $ 1,399.7   $1,487.7   $2,388.0          $2,334.5   $3,481.6   $4,456.8
------------------------------------------------------------------------------------------------------------------------------------

(1)For purposes of geographic area disclosures, sales are attributed to the country in which individual business locations reside.



LONG-LIVED ASSETS:  (2)
------------------------------------------------------------------------------------------------------------------------------------
                                                     CONSOLIDATED                              COMBINED
                                            ------------------------------         -------------------------------
(Dollars in millions)                          1998                 1997                1998                  1997
------------------------------------------------------------------------------------------------------------------------------------
     United States                          $  344.1             $   374.1         $   492.6             $   555.4
     Canada                                     40.8                  43.1              77.9                  82.6
     Other international                        86.0                  90.7             109.0                 155.4
                                          ----------            ----------          --------             ---------
     Total                                  $  470.9             $   507.9         $   679.5             $   793.4
------------------------------------------------------------------------------------------------------------------------------------

(2) Long-lived assets includes property, plant and equipment, net of accumulated depreciation.

ITEM 2.   PROPERTIES
-------   ----------

As of December 31, 1998, the Company operated 29 domestic Chemical production and manufacturing facilities in 17 states, the most significant being the Chemical plant in Kentucky. In addition, the Company operated 25 foreign Chemical production and manufacturing facilities primarily in Canada, South America, Great Britain, Australia and the Far East.

As of December 31, 1998, the Company operated one domestic facility in New York for producing and manufacturing household, school and consumer glues.

As of December 31, 1998, the Foods and Wise businesses operated eight domestic food manufacturing facilities in six states. In addition, the Foods business operated seven foreign food manufacturing and processing facilities located principally in Canada and Western Europe.

The Company's and the Combined Companies' manufacturing and processing facilities are generally well maintained and effectively utilized. Substantially all facilities are owned.

The Company and the Combined Companies are actively engaged in complying with environmental protection laws, as well as various federal and state statutes and regulations relating to manufacturing, processing and distributing their many products. In connection with this, the Company incurred capital expenditures of $2.8 million in 1998, $8.3 million in 1997 and $6.5 million in 1996. The Company estimates that it will spend $6.7 million for environmental control facilities during 1999. The Combined Companies incurred environmental capital expenditures of $3.7 million 1998, $12.0 million in 1997 and $6.9 million in 1996. The Combined Companies estimate $6.9 million will be spent in 1999 relating to environmental control facilities.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

Environmental Proceedings
-------------------------

The Company has been notified that it is or may be a potentially responsible party with respect to the cleanup of 49 waste sites in proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state environmental laws. The Company's ultimate liability will depend on many factors including its volumetric share of waste, the financial viability of other responsible parties, the remediation methods and technology used, the amount of time necessary to accomplish remediation, and the availability of insurance coverage. While the Company cannot predict with certainty the total cost of such cleanup, the Company has recorded approximately $19.6 million of liabilities for environmental remediation costs for these and other sites in amounts that it believes are probable and reasonably estimable. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may exceed current reserves by amounts that may prove insignificant or by amounts, in the aggregate, of up to approximately $11 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Company among the range of reasonably possible outcomes were used. In estimating both its current reserves for environmental remediation and the possible range of additional costs, the Company has not assumed that it will bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, based generally on the parties' probable contribution on a per site basis. No attempt has been made to discount the estimated amounts to net present value, and no amounts have been recorded for potential recoveries from insurance carriers.

Private actions against the Company and numerous other defendants are pending in U.S. District Court in Baton Rouge, Louisiana, alleging personal injuries and property damage in connection with a waste disposal site in Louisiana. Similar actions are pending in state court in Camden, New Jersey, in connection with a waste disposal site in New Jersey and in state court in Los Angeles, California, in connection with a landfill site in Monterey Park, California.

The U.S. Environmental Protection Agency ("EPA") issued a Notice of Violation in September 1997 to a Borden Chemical plant in Aurora, Illinois, alleging violations of the Clean Air Act and seeking an administrative penalty.

Borden Chemicals and Plastics Limited Partnership
-------------------------------------------------

In 1987 the Company's basic chemical and polyvinyl chloride resin businesses located at Geismar, Louisiana, and Illiopolis, Illinois, were acquired by the Borden Chemicals and Plastics Limited Partnership ("BCP"). BCP Management, Inc., ("BCPM"), a wholly owned subsidiary of the Company, serves as general partner of BCP and has certain fiduciary responsibilities to BCP's unitholders. Under an Environmental Indemnity Agreement ("EIA"), the Company has agreed, subject to certain conditions and limitations, to indemnify BCP from certain environmental liabilities arising from facts or circumstances that existed and requirements in effect prior to November 30, 1987, and share on an equitable basis those arising from facts or circumstances existing and requirements in effect both prior to and after such date. No claim can be made by BCP under the EIA after November 30, 2002.

In 1985 the Louisiana Department of Environmental Quality ("LDEQ") and the Company entered into a settlement agreement that called for the implementation of a long-term groundwater and soil remediation program at the Geismar complex to address contaminants. The Company and BCP implemented the Settlement Agreement, and worked in cooperation with the LDEQ to remediate the groundwater and soil contamination. Any further remediation will be done pursuant to the March 1998 Consent Decree with the U.S. Department of Justice ("DOJ"), described below.

On October 27, 1994, the DOJ acting on behalf of the EPA, filed an action against BCP and its General Partner, BCPM, in U.S. District Court for the Middle District of Louisiana. The complaint sought civil penalties and corrective action for alleged violations of the Resource Conservation and Recovery Act ("RCRA"), CERCLA and the Clean Air Act at the Geismar, Louisiana, facility. In March 1998, BCP and the DOJ signed a Consent Decree to resolve the enforcement action brought by the DOJ against BCP, and in June 1998 the U.S. District Court accepted the Consent Decree into record, which closed the proceeding. The Consent Decree provides for payment of a civil penalty by BCP of $3.6 million and funding of $0.4 million for community based environmental programs, but it does not include any admission of wrongdoing. The Consent Decree also provides for a specific and detailed program of groundwater and other remediation at the Geismar facility that is consistent with various actions undertaken previously, currently being undertaken, and planned to be undertaken in the future, by BCP. Under certain circumstances, EPA and LDEQ may require investigation and remediation beyond the specific terms of the Consent Decree. BCP, however, believes that the technical information and facts known to it regarding the nature of contamination at the site, and the need for remediation, make it unlikely that investigation and remediation beyond that which BCP has already planned and accounted for will be required. The Consent Decree also provides that BCP will undertake a Supplemental Environmental Project to decommission its underground injection wells and instead subject the waste to innovative source reduction. BCP also agreed to apply for a RCRA permit for its VCR unit and related tanks. Under the EIA, the Company will reimburse BCP for the costs incurred in connection with the remediation program.

In February 1993, an EPA Administrative Law Judge held that the Illiopolis, Illinois, facility had violated CERCLA and the Emergency Planning and Community Right to Know Act by failing to report certain relief valve releases that occurred between February 1987 and July 1989. By a Consent Order with the EPA dated August 4, 1998, this matter was settled. BCP agreed to pay $51,000 in cash to two governmental entities, to purchase $34,000 worth of equipment for the Illiopolis Fire Department, and to install a tertiary vinyl chloride recovery system within 20 months.

In connection with a federal grand jury investigation in the U.S. District Court in New Jersey, the Company provided documents and other information with respect to partially depleted mercuric chloride catalyst shipped to Thor Chemicals S.A.
(PTY) Limited in South Africa for recovery of mercury. In February 1999, the DOJ declined to bring charges against BCP or its agents as a result of the grand jury investigation and the grand jury investigation was closed.

Other Legal Proceedings
-----------------------

The State of Louisiana has a suit pending against the Company (filed October
1996) alleging antitrust violations in connection with the sale of milk to schools in certain school districts in Louisiana. A private antitrust suit filed in 1993 alleging price fixing of wholesale/retail accounts in Florida was dismissed and is on appeal.

On July 19, 1995, a Fresno, California, jury returned a verdict against the Combined Companies' Foods business for approximately $11.5 million for wrongful termination of a tomato packing agreement. Foods contested the verdict and a settlement was reached during the first quarter of 1999, involving payments by Foods in May 1999 and May 2000, totaling $6.7 million, to Helm Tomatoes, Inc.

The Company and the Combined Companies are involved in other litigation throughout the United States, which is considered to be in the ordinary course of their business.

Anticipated Impact
------------------

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------    ---------------------------------------------------

The Company's Annual Shareholder Meeting was held October 27, 1998. The Company's Board of Directors was re-elected in its entirety by unanimous vote of the 198,974,994 shares of the Company's common stock outstanding.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY
-------   -----------------------------------------
          AND RELATED STOCKHOLDER MATTERS
          -------------------------------

As a result of the Merger on March 14, 1995, all common stock was canceled and retired and was de-listed from trading on exchanges in the United States, Japan and Switzerland. The Company's authorized common stock consists of 300,000,000 shares with a par value of $0.01 per share, 198,974,994 of which are issued and outstanding and controlled by affiliates of KKR. No shares of such common stock trade on any exchange. The Company declared $59.5 million in dividends on common stock during 1998, $51.4 million during 1997, and $16.5 million during 1996. The Company's ability to pay dividends on its common stock is restricted by its credit agreement with certain banks. See Notes 10 and 14 to the Consolidated and Combined Financial Statements.

ITEM 6.    SELECTED FINANCIAL DATA
-------    -----------------------

------------------------------------------------------------------------------------------------------------------------------------
FIVE YEAR SELECTED FINANCIAL DATA
(All dollar and share amounts in millions, except per share data)

The following represents five year selected financial data for the Company and the Combined Companies, restated for discontinued operations. See pages 8 and 18 for items impacting comparability between years.

CONSOLIDATED                        FOR THE YEARS         1998         1997        1996          1995          1994
------------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF EARNINGS
Net sales                                              $1,399.7     $1,487.7    $2,388.0      $2,902.1      $3,270.4
Income (loss) from continuing operations                   23.6         17.2        44.7        (428.2)       (505.0)
(Loss) income applicable to common stock                  (11.1)       147.6      (333.1)       (424.9)       (597.7)
------------------------------------------------------------------------------------------------------------------------------------
Basic and diluted income (loss) per common share
        from continuing operations                     $   0.12     $   0.09    $   0.23      $  (2.22)     $  (3.51)
Basic and diluted (loss) income per common share          (0.06)        0.74       (1.67)        (2.21)        (4.16)
------------------------------------------------------------------------------------------------------------------------------------
Dividends per share
        Common share                                   $   0.30     $   0.26    $   0.08                    $   0.25
        Preferred series A                                 3.00         3.00        3.13      $   2.39
        Preferred series B                                                                                      1.32
------------------------------------------------------------------------------------------------------------------------------------
Average number of common shares
outstanding during the year                               199.0        199.0       199.0         192.3         143.7
------------------------------------------------------------------------------------------------------------------------------------
FINANCIAL STATISTICS
Total assets                                           $2,012.2     $2,175.3    $2,490.0      $3,207.9      $3,670.0
Long-term debt                                            552.0        788.3       567.2       1,200.1       1,368.0
------------------------------------------------------------------------------------------------------------------------------------
Operating EBITDA(1)                                    $  191.3     $  138.4    $  277.7      $ (148.3)     $    0.2
Adjusted Operating EBITDA(1)                              185.5        154.4       215.7          82.6          57.7


COMBINED                            FOR THE YEARS         1998         1997        1996          1995          1994
------------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF EARNINGS
Net sales                                              $2,334.5     $3,481.6    $4,456.8      $4,741.0      $5,092.6
Income (loss) from continuing operations                  271.3         93.1        45.0        (469.2)       (466.9)
Income (loss) applicable to common stock                   94.6        131.1         5.1        (424.9)       (597.7)
------------------------------------------------------------------------------------------------------------------------------------
FINANCIAL STATISTICS
Total assets                                           $2,721.9     $3,019.2    $3,084.7      $3,617.9      $3,911.8
Long-term debt                                            554.6        794.9       581.8       1,210.7       1,377.8
------------------------------------------------------------------------------------------------------------------------------------
Operating EBITDA(1)                                    $  553.1     $  397.6    $  330.2      $ (162.2)     $  106.7
Adjusted Operating EBITDA(1)                              202.1        272.7       274.3         108.3         187.6

(1) Operating EBITDA represents net income (loss), excluding discontinued operations, non-operating income and expense, interest, taxes, depreciation and amortization. Adjusted operating EBITDA excludes the effects of Significant or Unusual Items included on page 8 and page 18 of Management's Discussion and Analysis of Financial Condition and Results of Operations. Operating EBITDA is presented because management understands that such information is considered by certain investors to be an additional basis for evaluating the ability to pay interest and repay debt. Operating EBITDA should not be considered an alternative to measures of operating performance as determined in accordance with generally accepted accounting principles, including net income, as a measure of operating results and cash flows or as a measure of liquidity. Because operating EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to other similarly titled measures of other companies.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------   -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

                                                        CONSOLIDATED                              COMBINED
                                                        ------------                              --------
(Dollars in millions)                          1998       1997       1996                1998       1997       1996
------------------------------------------------------------------------------------------------------------------------------------
NET SALES
Ongoing businesses                          $1,363.0   $1,383.4   $1,258.9            $2,178.0   $2,349.8   $2,313.4
Businesses held for sale
      and Foods Unaligned businesses            36.7      104.3    1,129.1               156.5    1,131.8    2,143.4
                                            --------   --------   --------            --------   --------   --------
Total                                       $1,399.7   $1,487.7   $2,388.0            $2,334.5   $3,481.6   $4,456.8
                                            ========   ========   ========            ========   ========   ========
OPERATING INCOME
Ongoing businesses and corporate            $  141.8   $   97.7   $  172.1            $   98.8   $   64.5   $  124.9
   Businesses held for sale
      and Foods Unaligned  businesses           (1.4)       1.8       24.3               367.7      236.8       71.2
                                            --------   --------   --------            --------   --------   --------
 Total                                      $  140.4   $   99.5   $  196.4            $  466.5   $  301.3   $  196.1
                                            ========   ========   ========            ========   ========   ========
------------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED  SUMMARY

Net Sales
---------
Consolidated sales declined $88.0 million or 6% in 1998 to $1,399.7 million from $1,487.7 million in 1997. The sales decline was primarily the result of the divestiture of the Company's commercial and industrial wallcoverings business in 1998 recorded in the businesses held for sale category. Sales for the Company's ongoing businesses also declined in 1998 by $20.4 million, due primarily to unfavorable exchange rate fluctuations and lower pricing in the Chemical business, partially offset by higher domestic volume and newly acquired businesses.

Operating Income
----------------
The Company's total operating income increased $40.9 million or 41% from $99.5 million in 1997 to $140.4 million in 1998. The improvement is due to higher volume and improved margins in the Chemical North American operations, as well as the results of businesses acquired in late 1997 and early 1998. The improvement also reflects the absence of a $16.0 million charge for the closure of a European operation in 1997, and a gain of $8.3 million on the sale of a Latin American business in 1998.

COMBINED SUMMARY
----------------

Net Sales
---------
Combined sales declined $1,147.1 million, or 33%, from $3,481.6 million in 1997 to $2,334.5 million in 1998. The decrease is primarily due to divestitures of the Combined Companies' Foods Unaligned businesses. Ongoing businesses' sales decreased by $171.8 million or 7%. This decrease was primarily due to the elimination of certain unprofitable volume in the Foods business in late 1997 and 1998 and the sales decline described above for the Chemical business.

Operating Income
----------------
Combined operating income improved $165.2 million or 55% from $301.3 million in 1997 to $466.5 million in 1998. The increase was primarily due to gains on the sale of Foods Unaligned businesses of $371.7 million in 1998, compared to $122.6 million in 1997. This improvement was partially offset by a decline of $115.0 million in Foods Unaligned operating income, primarily due to the divestiture of these businesses. The remainder of the Combined Companies' improvement relates primarily to improvements in the Chemical business as described above.


RESULTS OF OPERATIONS BY BUSINESS UNIT:
---------------------------------------

Following is a comparison of net sales and operating income (loss) by operating segment for both the Company and the Combined Companies:

(Dollars in millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  Year ended December 31,
                                                                                  -----------------------
NET SALES                                                            1998                  1997                1996
                                                                     ----                  ----                ----

Chemical                                                           $1,260.3              $1,290.8            $1,174.2
Corporate and other                                                   102.7                  92.6                84.7
Businesses held for sale (1)                                           36.7                 104.3             1,129.1
                                                                   --------              --------            --------
CONSOLIDATED NET SALES                                              1,399.7               1,487.7             2,388.0
                                                                   --------              --------            --------

Foods ongoing businesses                                              586.3                 724.2               808.9
Foods Unaligned businesses                                            119.8               1,027.5             1,140.9
                                                                   --------              --------            --------
     Total Foods                                                      706.1               1,751.7             1,949.8
Wise (2)                                                              228.7                 242.2               245.6
Combining adjustments (3)                                                -                    -                (126.6)
                                                                   --------              --------            --------
COMBINED NET SALES                                                 $2,334.5              $3,481.6            $4,456.8
                                                                   ========              ========            ========





                                                                                  Year ended December 31,
                                                                                  -----------------------
OPERATING INCOME (LOSS)                                              1998                   1997               1996
                                                                     ----                   ----               ----
Chemical                                                           $  149.8              $  109.8            $  127.2
Corporate and other                                                    (8.0)                (12.1)               44.9
Businesses held for sale (1)                                           (1.4)                  1.8                24.3
                                                                   ---------             --------            --------
CONSOLIDATED OPERATING INCOME                                         140.4                  99.5               196.4
                                                                   --------              --------            --------
Foods ongoing businesses                                              (40.0)                (36.8)              (67.2)
Gains on sale of Foods Unaligned businesses                           371.7                 122.6                 3.2
Foods Unaligned businesses                                             (2.6)                112.4                43.7
                                                                   --------              --------            --------
  Total Foods                                                         329.1                 198.2               (20.3)
Wise (2)                                                               (2.2)                  3.6                (2.8)
Combining adjustments (3)                                              (0.8)                  -                  22.8
                                                                   --------              -------             --------
COMBINED OPERATING INCOME                                          $  466.5              $  301.3            $  196.1
                                                                   ========              ========            ========
------------------------------------------------------------------------------------------------------------------------------------

(1) Includes Wise results prior to sale to affiliate on July 2, 1996. See page 4 for other businesses included in this classification.
(2)  Represents 100% of Wise results for the applicable period presented.
(3) The 1996 adjustment represents an adjustment to exclude the Wise results included with consolidated results and the loss on the sale of Wise, which is eliminated in the Combined Companies' results. The 1998 operating income adjustment represents corporate expenses recorded by the Combined Companies that did not apply to the Company.

1998 VS. 1997

Chemical
--------
Chemical sales were down $30.5 million or 2% from 1997. The decline reflects unfavorable currency exchange rates in Canada, Latin America and Asia Pacific, substantially lower pricing, the mid-year shutdown of a European operation, and the mid-year sale of a plastic films business in Latin America, all partially offset by improved volume in North America and incremental sales provided by the melamine and derivatives businesses acquired in late 1997 and early 1998.

The combined impact on sales of unfavorable currency exchange rates was approximately $47 million, with nearly half of the impact coming from Asia Pacific.

The significant unfavorable impact of lower pricing was approximately $46 million and reflects highly competitive market conditions and contractual arrangements that necessitated the pass-through of significantly lower raw material costs, primarily for methanol, phenol and urea.

Volume improvement of 4% in North America, excluding the melamine and derivatives acquisitions, had a positive impact on sales of approximately $32 million but was partially offset by a 10% decline in Latin America volume that had a $12.1 million negative impact on sales. The improved volume in North America was driven by low interest rates and strong housing activity throughout 1998 while the decline in Latin America reflects the region's struggling economy.

The melamine and derivatives product line includes Melamine Chemicals acquired in November 1997 and the resins and compounds business of Sun Coast Industries acquired in February 1998. The addition of Melamine Chemicals secured a supply of a crucial raw material for the Company's current business and allowed the Company to expand in the growing specialty business of melamine resins. The February 1998 acquisition of a Sun Coast Industries, Inc. division that manufactures melamine-based products has further expanded the Company's growth in this market. This product line provided incremental sales of approximately $60 million in 1998 and had very good operating results, reflecting strong pricing and market demand throughout the year.

The mid-year closure of a European operation and sale of the Latin America plastic films business resulted in sales declines of approximately $8 million and $9 million, respectively, compared to the prior year.

Operating income increased $40.0 million or 36% from 1997. This significant improvement reflects the absence of a $16 million charge recorded in the fourth quarter of 1997 to accrue the estimated cost to close a European operation. The remainder of the increase in operating income reflects primarily the impact of volume improvement in North America, substantially lower raw material costs, and the acquisition of the melamine and derivatives businesses, all partially offset by substantially lower selling prices, higher general and administrative costs, and unfavorable currency exchange rates. Chemical general and administrative expenses increased approximately $21 million from 1997 to 1998 due primarily to additional expenses from newly acquired businesses, consulting fees, bad debt write-offs, and environmental expenses. Operating income in Latin America was down significantly from the prior year due to poor economic conditions in the region, resulting in late payments by customers and debt write-offs of $2.5 million.

The second quarter sale of the Latin American plastic films business produced a gain of $8.3 million, which was partially offset by a charge of $2.5 million for additional costs related to the closure of the European operation.

Corporate and other
-------------------
Corporate and other results improved $4.1 million or 34% from a 1997 loss of $12.1 million to a loss of $8.0 million in 1998. The difference is primarily due to a gain of $9.5 million related to the settlement of the majority of the Company's workers compensation liability and a gain of $3.0 million related to the favorable settlement of a note receivable from the sale of the German Bakery in 1996. These gains represented an improvement of $3.9 million from 1997, when similar gains of approximately $8.6 million were recorded.

Businesses held for sale
------------------------
The remaining businesses classified as businesses held for sale were divested in 1998, leading to the reported declines in net sales and operating income.

Foods
-----
Foods' sales during 1998 decreased 60% to $706.1 million from $1,751.7 million in 1997. Of this $1,045.6 decrease, $907.7 million was related to the sales of Foods' Unaligned businesses in late 1997 and early 1998. Sales from ongoing businesses declined $137.9 million as a result of reductions in pasta volume due to management's strategic decisions to exit the unprofitable private label business and unprofitable markets, and to eliminate low margin product lines and brands. The impact of these strategic decisions began to affect sales in the last four months of 1997.

Foods operating income improved $130.9 million or 66% to $329.1 million in 1998 from $198.2 million in 1997. The improvement is primarily due to increased gains on the sale of Foods Unaligned businesses. The $371.7 million recorded gain in 1998 primarily related to the sales of its Signature Flavors and milk powder businesses. Operating results from ongoing businesses declined by $3.2 million or 9% during 1998 to an operating loss of $40.0 million, down from an operating loss of $36.8 million in 1997. Operating income improvements driven by exiting unprofitable private markets and the private label pasta business, reducing production and distribution costs, and lowering administrative costs, were more than offset by reductions of pasta volumes, business realignment charges of $23.3 million and non-capitalizable systems implementation and Year 2000 expenses of $12.5 million. The business realignment charges included $6.1 million recorded in cost of goods sold, and $17.2 million related to the closure of one plant and impairment of assets at two others.

Wise
----
Wise sales declined $13.5 million or 6% from 1997 to 1998. This sales decline is primarily the result of the sale of the Caribbean based distributorship and increased domestic competitive pressures. Absent the reduced sales due to the divestiture, 1998 sales decreased approximately $1.5 million from 1997.

Operating income fell from $3.6 million in 1997 to a loss of $2.2 million in 1998. The lower sales volume, charges of $1.9 million primarily related to downsizing of Wise's research facility, and a recorded loss of $1.3 million on the sale of the Caribbean business were the primary causes for the operating income decline.

1997 VS. 1996

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

Chemical sales increased $116.6 million or 10% in 1997. Modest selling price increases contributed $6.2 million to this improvement. The remainder was primarily due to volume increases in virtually all product lines. Demand was particularly strong for plywood and oriented strand board due to continued strong U.S. housing starts. Volume also improved for sales of formaldehyde as a result of increased capacity from the start-up of a new formaldehyde plant in 1997 and two other plant expansions. This increased capacity allowed Chemical to meet existing customer demand. Also contributing $7.4 million to the increased sales was the acquisition of Melamine Chemicals in November 1997.

The addition of Melamine Chemicals secured a supply of a crucial raw material for the Company's current business and allowed the Company to expand in the growing specialty business of melamine resins. In February 1998, the Chemical business also acquired a Sun Coast Industries, Inc. division that manufactures melamine-based products, which will further expand the Company's growth in this market.

Operating income for the Chemical business decreased $17.4 million or 14% for 1997, despite 10% sales growth. The decline was mainly the result of a $16.0 million impairment charge related to certain international operations, offset in part by the absence of non-recurring charges and improved business processes in Latin America. The remaining decline was due to lower margins, caused by a steep rise in raw materials costs. Efforts to pass on the cost increase to customers were only partially successful because of intense industry competition coupled with customers' resistance to large price increases because of difficult operating conditions facing them in the forest products industry. Also contributing to the operating income decline were infrastructure costs incurred to implement worldwide information systems and plant consolidation costs. Both investments were made to improve operating efficiency and synergies, allowing Chemical to further its global focus strategy.

Corporate and other
-------------------
Corporate and other operating results declined $57.0 million in 1997 to a loss of $12.1 million. This change was caused primarily by two large one-time income items in 1996, when the Company recorded a net gain of $62.0 million on the sales of a) the salty snacks business to Wise Holdings, Inc., an affiliate of the Company's parent, and b) an equity interest in a Spanish food company to a third party. With the effects of these items removed, corporate and other operating loss of $12.1 million shows a $5.0 million improvement from a $17.1 million loss in 1996. This improvement is the result of improvements of approximately $8.6 million related to management and settlement of assets and liabilities retained from business units that were sold in prior years.

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

Foods
-----
Foods sales decreased $198.1 million or 10% from 1996 due to a $84.7 million decline in ongoing business sales and a $113.4 million decline in sales of Unaligned businesses. Sales from ongoing businesses declined as expected due to a reduction in pasta volume caused by management's decision to exit unprofitable markets and the private label pasta business, and by the elimination of low margin product lines. Sales from the Unaligned businesses declined due to softer volumes resulting from reduced trade promotion and couponing in the cheese and non-dairy creamer product lines.

Operating income improved from a $20.3 million operating loss in 1996 to $198.2 million of operating income. Factors contributing to this $218.5 million improvement include improved results in both ongoing and Unaligned businesses and gains on business divestitures. Ongoing business improvement was primarily in the pasta business, where lower raw material costs and elimination of unprofitable sales volume, coupled with improved promotional and trade management, reduced operating losses by $30.4 million or 45% from a $67.2 million operating loss in 1996 to a $36.8 million operating loss in 1997. $3.1 million of the improvement relates to a change in estimate of required trade promotion reserves. Operating income from Unaligned businesses increased $188.1 million from 1996 due to a $122.6 million gain on the sale of divested businesses and higher margins achieved from increases in selling prices, reduced trade promotion spending and a $15.2 million reduction in estimates for required trade promotion reserves as a result of improved trade spending management.

The $122.6 million gain on sale of Unaligned food businesses primarily includes gains related to the sales of the Foods domestic cheese business and Cracker Jack business, each completed in December 1997.

Wise
----
Wise sales declined $3.4 million or 1% from 1996 to 1997. This sales decline was the result of lower volume due to a program to decrease promotional spending that began in the second half of 1996. Some of the lost volume was regained in the second half of 1997, when sales rose to $122.9 million from $119.3 million in the first half.

Operating income for Wise improved to $3.6 million in 1997 from a loss in 1996. This improvement reflected reductions in trade spending and material costs, offset in part by higher administrative expenses.



SIGNIFICANT OR UNUSUAL ITEMS INCLUDED IN OPERATING INCOME
---------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

                                                         CONSOLIDATED                                COMBINED
                                                 --------------------------                --------------------------

(Dollars in millions)                            1998       1997       1996                1998       1997       1996
-----------------------------------------------------------------------------------------------------------------------------------

Gain on disposal of businesses, net            $  8.3               $  62.0             $ 378.7    $ 122.6    $  81.9
Business redesign                                (2.5)  $  (16.0)       -                 (27.7)     (16.0)     (26.0)
Changes in estimate                               -          -          -                   -         18.3        -
                                               ------   --------    --------            --------   -------    --------
                                               $  5.8   $  (16.0)   $  62.0             $ 351.0    $ 124.9    $  55.9
-----------------------------------------------------------------------------------------------------------------------------------

1998
The Company's gain on disposal of businesses relates to the sale of a non-strategic Chemical business in Latin America. The Combined Companies' gain on disposal of businesses reflects the Chemical gain as well as gains of $371.7 million on the sale of Foods Unaligned businesses and a loss of $1.3 million on the sale of a snacks business.

The Company's business redesign charge of $2.5 million relates to the closure of a European Chemical operation. The Combined Companies' business redesign charges include the Chemical charge as well as charges for the closure of a Foods plant and impairment of assets of two other Foods plants, totaling $23.3 million and charges for the downsizing of Wise's research facility of $1.9 million.

1997
The Company's and Combined Companies' $16.0 million business redesign charge related to the closure of a European Chemical operation. In addition to the $122.6 million net gain on the sale of Foods Unaligned businesses, Foods reduced prior year accruals for trade promotions in the combined financial statements by $18.3 million. Due to better management of trade spending, these redemptions were significantly lower than management had anticipated.

1996
The Company's 1996 gain on disposal of businesses of $62.0 million includes primarily the sale of an equity interest in a Spanish food company, partially offset by a loss of $16.7 million on the sale of Wise.

The Combined Companies' $81.9 million gain on disposal in 1996 reflects the transactions recorded by the Company less the $16.7 million loss on the sale of Wise, which is eliminated in the Combined Companies, and a gain of $3.2 million on the sale of a Foods business late in 1996. In addition, the Combined Companies recognized a $26.0 million charge for the closure of certain domestic Foods plants in 1997.



NON-OPERATING EXPENSES AND INCOME TAX EXPENSE:
----------------------------------------------

NON-OPERATING EXPENSES
                                                      CONSOLIDATED                               COMBINED
                                              --------------------------                ---------------------------
(Dollars in millions)                         1998       1997       1996                1998       1997        1996
---------------------------------------------------------------------------------------------------------------------
Interest expense                              $  64.4     $ 93.0    $ 112.8            $ 65.5     $ 93.3    $ 116.4
Affiliated interest expense (income)             22.8      (26.5)      (4.0)              5.4        -          -
Interest income and other                       (30.9)      (6.4)      (7.7)            (34.8)      (9.1)     (16.7)
Impairment of equity investment                  26.7        -          -                26.7        -          -
                                              -------     ------    -------            ------     ------    -------
                                              $  83.0     $ 60.1    $ 101.1            $ 62.8     $ 84.2    $  99.7
---------------------------------------------------------------------------------------------------------------------

1998 vs. 1997
-------------
Consolidated non-operating expense for the year ended December 31, 1998, totaled $83.0 million, up $22.9 million from the 1997 total of $60.1 million. The increase is attributable to a $26.7 million charge for the impairment of the Company's equity investment in AEP Industries ("AEPI"). (See Note 9 to the Consolidated and Combined Financial Statements.) Interest expense decreased from $93.0 million to $64.4 million due to the paydown of the Company's line of credit using proceeds from the sale of the Decorative Products business. The interest expense decrease was more than offset by the $49.3 million increase in affiliated interest expense on amounts loaned by Foods and BWHLLC, an affiliate of the Company's parent. Interest income and other increased $24.5 million, primarily from the investment of proceeds from the sale of certain Foods Unaligned businesses in short-term investments.

Combined non-operating expense decreased $21.4 million from $84.2 million to $62.8 million. The decrease is primarily attributable to the $27.8 million decrease in interest expense, augmented by a $25.7 million increase in interest income and other, due to the use and investment of proceeds from the sale of Decorative Products and Foods Unaligned businesses as described above. These improvements were partially offset by a $26.7 million charge for the impairment of the Company's equity investment in AEPI and affiliated interest expense on amounts loaned by BWHLLC.

1997 vs. 1996
-------------
Consolidated non-operating expense for the year ended December 31, 1997, totaled $60.1 million, down $41.0 million from the 1996 total of $101.1 million. The decrease is attributable to a reduction in interest expense and an increase in affiliated interest income. Interest expense, as a result of lower debt levels, decreased $19.8 million from the 1996 total and affiliated interest income increased $22.5 million as a note receivable for the Foods operations was outstanding for twelve months in 1997 versus only three months in 1996. Combined non-operating expense decreased by the factors noted above with the exception of affiliated interest income.


 INCOME TAX EXPENSE
                                                         CONSOLIDATED                                 COMBINED
                                                 --------------------------               ---------------------------
 (Dollars in millions)                          1998       1997       1996                1998       1997        1996
-----------------------------------------------------------------------------------------------------------------------------------
Income tax expense                            $  33.8    $  22.2     $ 50.6            $  132.4   $  124.0    $  51.4
Effective tax rate                                59%        56%        53%                 33%        57%        53%
-----------------------------------------------------------------------------------------------------------------------------------

Consolidated
------------
Greater income tax expense was incurred by the Company in 1998 when compared to 1997. This was primarily the result of higher earnings before income taxes. The effective rate in 1998 reflects repatriation from foreign countries of earnings that became subject to U.S. taxes.

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

Combined
--------
Greater income tax expense was incurred by the Combined Companies in 1998 when compared to 1997. This was primarily the result of substantially higher earnings before income taxes. The lower effective rate in 1998 is primarily due to an affiliate's share of gains on the sale of certain Foods Unaligned businesses that are not subject to corporate tax, offset in part by the repatriation of foreign earnings discussed above.

Combined income tax expense increased in 1997 when compared to 1996 primarily as a result of higher earnings before taxes and higher effective tax rate. The effective tax rate in 1997 primarily reflects the write-off of assets with lower tax basis than book basis. The 1996 rate reflects the write-off of assets with lower tax basis than book basis as well as foreign tax rate differentials.

CASH FLOWS:
-----------

OPERATING

1998 vs 1997
------------
Operating cash flows generated by the Company were $46.0 million in 1998 compared to cash used of $97.0 million in 1997. Over half of the $143 million improvement was due to the absence in 1998 of a $75.0 million tax settlement payment. Also contributing to the improvement were lower net cash interest payments of $36.9 million and cash generated from higher operating income before divestitures. Cash interest paid was lower as net proceeds from a late 1997 divestiture and early 1998 divestiture were used to repay outstanding debt resulting in lower average debt outstanding when compared to 1997. Higher operating income before divestiture gains resulted primarily from improved gross margins in the Company's Chemical business.

Operating cash flows used by the Combined Companies were $33.6 million in 1998 compared to $52.6 million in 1997. The $19.0 million improvement from 1997 resulted from: the non-recurrence of the $75.0 million tax payment partially offset by a $31.3 million increase in taxes paid related to gains on divested businesses, an improvement in Foods' net working capital occurring in anticipation of and as a result of the divestiture of certain businesses, net working capital improvements in Foods' continuing operations, and lower net cash interest payments of $48.3 million. Partially offsetting these net improvements was a decline in operating income before divestiture gains. This decline was directly attributable to the absence of operating results of the Foods Unaligned businesses in 1998.

1997 vs. 1996
-------------
Operating cash flows used by the Company and the Combined Companies were $97.0 million and $52.6 million during 1997 compared to cash provided by the Company and Combined Companies of $92.9 million and $165.6 million during 1996. The decreases from 1996 are attributable to the absence of cash flows from businesses that were divested in 1997 and late in 1996, the payment of certain taxes, and the settlement of various litigation and benefit related liabilities. Divestitures include the packaging and plastic films business, which was divested in the fourth quarter of 1996, and the dairy business, which was sold in the third quarter of 1997. The 1997 cash flows also include a $75.0 million outflow relating to certain taxes and interest reflecting the Company's and the Combined Companies' reduction of claimed capital losses in the 1989 to 1993 tax returns. The Company agreed to an approximate $100.0 million payment, the remainder to be paid in 1998, partially offset by a tax refund owed to Borden by the federal government. The $100.0 million tax liability was fully accrued in a prior year. Also included in the 1997 use of cash was approximately $40.0 million relating to the settlement of various litigation and approximately $23.0 million of payments for self-insured liabilities, primarily workers compensation claims.

INVESTING

1998 vs. 1997
-------------
The $336.6 million of cash generated by the Company from investing activities in 1998 was a $94.2 million decline from the $430.8 million generated in 1997. The decline is primarily due to reduced business divestiture proceeds and reduced affiliated debt repayments from Foods, which had repaid most of its outstanding affiliated debt balance in 1997. These 1998 inflow reductions from 1997 levels were partially offset by reduced 1998 capital expenditures and a reduction of 1998 funds used for business purchases.

The $335.9 million in 1998 proceeds from business divestitures of the Company consisted of: $304.8 million from the sale of Decorative Products, $15.5 million from the sale of a Latin American plastic films business and $15.6 from the sale of the commercial and industrial wallcoverings business.

The $972.4 million of cash generated by the Combined Companies from investing activities in 1998 was a $611.5 million improvement over 1997. This improvement is primarily due to increased proceeds from the sale of businesses and reduced expenditures for business purchases.

In addition to the business divestiture proceeds listed above for the Company, the Combined Companies 1998 business divestiture proceeds included $733.2 million from the sale of Foods Unaligned businesses, and $2.1 million from the sale of the Wise Caribbean business.

Capital expenditures in 1998 for the Company and Combined Companies decreased $77.2 million and $70.0 million, respectively, compared to 1997. This is mainly the result of reduced Chemical expenditures of $41.3 million related to reduced plant additions and improvements and reduced capitalized computer system implementation costs, and the absence of capital expenditures in 1998 of businesses divested in late 1997 and early 1998.

The Company's and Combined Companies' planned 1999 capital expenditures are approximately $120.0 million and $192.0 million, respectively. The budgeted capital expenditures include plans to increase capacity in the Chemical operations, improve manufacturing efficiencies and to complete implementation of enterprise-wide system implementations. The capital expenditures will be financed through operations and the available line of credit.

1997 vs. 1996
-------------
The consolidated investing activities generated cash of $430.8 million in 1997 compared to $312.6 million in 1996. The increase is attributable to a decline in the Company's capital expenditures of $112.8 million, as net acquisition and divestiture activity yielded comparable results from year to year. The decline in capital expenditures relates to businesses divested in 1996. The net acquisition and divestiture activity in 1997 and 1996 totaled $560.5 million and $555.1 million, respectively.

The 1997 net acquisition/divestiture activity reflects the following: total proceeds from the sale of the Company's dairy business of $435.0 million ($405.2 million net of expenses), $40.0 million from the sale of a trademark, $13.4 million from the collection of a receivable on a 1996 divestiture, $186.1 million return of investment in affiliate as Foods repaid affiliated debt using proceeds from sales of two of its Unaligned businesses (see Combined Companies below), partially offset by funds used of $90.9 million (net of approximately $30.0 million of cash acquired) primarily to acquire Melamine Chemicals in the fourth quarter of 1997.

The Combined Companies' investing activities generated cash of $360.9 million in 1997 compared to $235.0 million in 1996. Again, the increase is primarily attributable to a decline in capital expenditures resulting from divested businesses in 1996, while other investing activity remained constant. The Combined Companies investing cash inflows for 1997 reflect the above mentioned factors for the Company and Foods' two divestitures (Cracker Jack and the domestic cheese business) made in late 1997, which generated proceeds of $185.0 million, and the sale of two plants, which generated $10.0 million in cash.

The 1996 investing cash inflow reflects $478.6 million from the divestiture of the Company's packaging and plastic films business, the European bakery business and certain other food and non-food operations, and $76.5 million repayment of affiliate debt from Foods.

The Company's and the Combined Companies' capital expenditures were consistent with 1996, taking into consideration businesses that were divested during 1997 and 1996.

FINANCING

1998 vs. 1997
-------------
Financing activity for the Company generated cash of $105.9 million while the Combined Companies, financing activities used cash of $441.9 million. In 1998 the Company borrowed a total of $411.8 million from Foods, which Foods had received as proceeds from the sale of its Unaligned businesses, and BWHLLC. The inflow to the Company was partially offset by debt repayment of the $236.0 million. The Company received $60.4 million of interest on a note receivable from the Company's parent, funded by $60.4 million in common stock dividends. The Company also declared and paid preferred stock dividends of $73.7 million.

Combined Companies' financing activities in 1998 included the above with the exception of the affiliated borrowings from Foods which are eliminated. The Combined Companies' financing activities also included a $272.2 million distribution from Foods to an affiliate that is not within the Combined Companies controlled group, but has an ownership interest in the trademarks that were sold with the Foods Unaligned businesses.

1997 vs. 1996
-------------
1997 financing activities used $259.7 million on a consolidated basis and $254.4 million on a combined basis. Cash from investing activities was primarily used to repay debt and pay preferred dividends. The Company received $50.8 million of interest on a note receivable from the Company's parent, funded by $50.8 million in common stock dividends.

The Company's and the Combined Companies' 1996 financing cash outflows of $370.2 million and $378.7 million, respectively, reflect debt and dividend payments.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

As of December 31, 1998, the Company and the Combined Companies had $895.0 million in contractually committed lines of credit (the "Credit Agreement") of which $764.6 million (net of $130.4 million in letters of credit) was available. The cash held by the Company of $672.1 million and the Combined Companies of $695.5 million as of December 31, 1998, and the cash available under the Credit Agreement may be used for acquisitions and to fund working capital needs and capital expenditures.

As part of the common control exercised over the Company and Combined Companies, procedures are established to enter into borrowings between the business units at market interest rates.

The Company and Combined Companies expect to have enough liquidity to fund working capital requirements, support capital expenditures and pay preferred dividends during 1999 and in future years due to cash from operations and amounts available under the Credit Agreement.

As of December 31, 1998, the Company and the Combined Companies had $162.2 million and $167.5 million, respectively, in deferred tax assets that related to foreign and alternative minimum tax credits as well as net operating loss carryforwards. These credits and carryforwards, net of valuation allowances of $38.4 million and $43.7 million, respectively, are expected to reduce future tax liabilities.


RISK MANAGEMENT:
----------------

The Company and Combined Companies enter into various financial instruments, primarily to hedge interest rate risk and foreign currency exchange risk.

FOREIGN EXCHANGE RISK

In 1998, international operations accounted for approximately 33% and 29% of the Company's and Combined Companies' sales, respectively. As a result, there is exposure to foreign exchange risk on transactions that are denominated in a currency other than the business unit's functional currency. Such transactions include foreign currency denominated imports and exports of raw materials and finished goods (both intercompany and third party), and loan payments (both intercompany and third party). In almost all cases, the functional currency is the unit's local currency.

It is the Company's and Combined Companies' policy to reduce foreign currency cash flow exposure due to exchange rate fluctuations by hedging firmly committed foreign currency transactions wherever economically feasible. The use of forward contracts protects cash flows against unfavorable movements in exchange rates, to the extent of the amount under contracts. The Company and Combined Companies do not hedge foreign currency exposure in a manner that would entirely eliminate the effect of changes in foreign currency exchange rates on net income and cash flow. The Company and Combined Companies do not speculate in foreign currency and do not hedge foreign currency translation or foreign currency net assets and liabilities. The counterparties to the forward contracts are financial institutions with investment grade credit ratings.

Foreign exchange risk is also mitigated because the Company and Combined Companies operate in many foreign countries, reducing the concentration of risk in any one currency. In addition, foreign operations have limited imports and exports, reducing the potential impact of foreign currency exchange rate fluctuations. With other factors being equal, such as the performance of individual foreign economies, an average 10% foreign exchange increase or decrease in all countries would not materially impact operating results or cash flow. The significant weakening of the Brazilian currency in the first quarter of 1999 is also not expected to have a material impact on 1999 results.

In accordance with current accounting standards, the Company and the Combined Companies defer unrealized gains and losses arising from contracts that hedge existing and identified foreign currency exposure against commitments until the related transactions occur. Gains and losses arising from contracts that hedge existing transactions are offset against gains or losses arising from the transactions being hedged.

A summary of forward currency contracts outstanding as of December 31, 1998, follows. All contracts summarized are entered into by the Combined Companies. Fair values are determined from quoted market prices at December 31, 1998.

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Fair Value
                                  Average Days                 Average               Forward Position             Gain/(Loss)
                                  to Maturity               Contract Rate             (in millions)              (in millions)
                                  -----------               -------------             -------------              -------------
     Currency to buy
    with U.S. Dollars
    -----------------
Canadian Dollars                        4                      1.55                       $ 26.8                    $  0.2
Japanese Yen                           96                     114.6                          1.9                       0.0

   Currency to sell for
       U.S. Dollars
       ------------
Australian Dollars                     57                       .61                          2.0                       0.0
Canadian Dollars                       56                      1.53                          9.0                       0.1
Italian Lire                           29                     1,683                         16.1                      (0.3)
--------------------------------------------------------------------------------------------------------------------------------

INTEREST RATE RISK

The Company has historically utilized interest rate swaps to lower funding costs or to alter interest rate exposures between fixed and floating rates on long-term debt. The Company does not enter into speculative swaps or other financial contracts. As of December 31, 1998, two interest rate swaps were outstanding with a combined notional value of $224.3 million. Although originally entered into as a hedge, an interest rate swap having a notional amount of $200 million no longer met the criteria for hedge accounting during the first quarter of 1995. Since then, the swap has been marked to market.

Fair values of the swaps are independently provided using estimated mid-market levels. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between the fixed rate and floating rate interest amounts calculated by reference to the agreed notional principal amount. On average, the Company paid 10.4% and received 5.6% on the swaps in 1998. These swaps mature on September 1, 2000, and December 1, 2002. A 1% increase or decrease in market interest rates would result in a $2.2 million increase or decrease, respectively, in the fair value of the interest rate swap agreements. The Company is exposed to credit related losses in the event of nonperformance by the counterparties to these swaps, although no such losses are expected as the counterparties are financial institutions having an investment grade credit rating.

A summary of interest rate swaps for both the Company and Combined Companies as of December 31, 1998, follows.

--------------------------------------------------------------------------------------------------------------------------------
      Notional                                                             1998                1998                  Fair
       Amount                  Trade              Termination             Fixed              Average                Value
    (in millions)               Date                  Date              Pay Rate          Receive Rate          (in millions)
     -----------           ----------             ----------             --------          ------------          -------------
         $  24.3             12/1/92                12/1/02              13.7 %               5.9 %              $  (7.3)
           200.0             9/17/85                 9/1/00              10.0 %               5.5 %                (21.4)
---------------------- --------------------- --------------------- -------------------- ------------------ -------------------------


The interest rate on most debt agreements is fixed or essentially fixed through the use of interest rate swaps discussed above. A 10% increase or decrease in the interest rate of the variable debt agreements would have an immaterial effect on the Company's and Combined Companies' net income. A summary of outstanding debt as of December 31, 1998, follows. Fair values are determined from quoted market interest rates at December 31, 1998.

                                              CONSOLIDATED                                              COMBINED
                           ----------------------------------------------------- --------------------------------------------------
                                                Weighted             Fair                               Weighted           Fair
                                Debt             Average            Value              Debt             Average           Value
Year                       (in millions)      Interest Rate     (in millions)      (in millions)     Interest Rate    (in millions)
------------------------- ----------------- ------------------ ----------------- ------------------ ----------------- -------------
1999                         $  16.1               5.8%             $  16.1           $  23.1             6.3%             $  23.1
2000                            10.3               7.2%                10.6              10.3             7.2%                10.6
2001                             1.8               9.4%                 1.8               2.4             6.9%                 2.4
2002                             3.9               8.4%                 4.1               4.6             7.2%                 4.7
2003                             -                 -                    -                 0.7             0.0%                 0.5
2004 and thereafter            536.0               8.1%               534.4             536.6             8.1%               534.8
                            --------                                 ------           -------                              -------
                             $ 568.1                                $ 567.0           $ 577.7                              $ 576.1
                             =======                                =======           =======                              =======
--------------------------------------------------------------------------------------------------------------------------------

The Company and Combined Companies do not use derivative financial instruments in investment portfolios. Cash equivalent investments are placed with instruments that meet credit quality standards. These standards are established within the Company's investment policies, which also limit the exposure to any one issue. At December 31, 1998, approximately $661.6 million for the Company and $671.4 million for the Combined Companies was invested primarily in commercial paper and money market funds. At December 31, 1998, the average maturity period of the commercial paper investments was eighteen days, with an average interest rate of 5.3%. The average rate on December 31, 1998 of the money market fund investments was 5.1%. Due to the short maturity of the Company's cash equivalents, the carrying value on these investments approximates fair value and the interest rate risk is not significant. A 10% increase or decrease in interest returns on invested cash would have an immaterial effect on the Company's and Combined Companies' net income and cash flow.

COMMODITY FUTURES RISK

The Combined Companies use commodity futures contracts to hedge the price risks associated with raw materials used in production. The Combined Companies defer the impact of changes in the market value of these contracts until the hedged transaction is completed. Changes in market value of the commodity futures contracts are included in the measurement amounts of qualifying subsequent purchases of raw materials. The Combined Companies do not enter into these contracts for speculative purposes. These contracts generally mature in less than one year. As of December 31, 1998, no commodity futures contracts were outstanding.

EQUITY PRICE RISK

As partial consideration for two divested business units, the Company and Combined Companies received and hold as of December 31, 1998, a 33% equity investment in AEPI and an 11% equity investment in IHDG. As of December 31, 1998, the Company and Combined Companies reduced the carrying amount of the AEPI investment to the closing December 31, 1998, market stock price, as stated on the NASDAQ, to reflect the drop in market price in 1998. The carrying value of the IHDG investment is not material and quoted market prices are not available.

A summary of the AEPI investment as of December 31, 1998, follows.

--------------------------------------------------------------------------------------------------------------------------------
                                                                             Carrying                          Fair
                                              Date                            Value                           Value
          Description                       Acquired                      (in millions)                   (in millions)
          -----------                       --------                      -------------                   -------------
       AEPI common stock                    10/11/96                          $ 52.5                          $ 52.5
--------------------------------------------------------------------------------------------------------------------------------

Readers are cautioned that forward-looking statements contained under the heading of "Risk Management" should be read in conjunction with the disclosure under the heading: "Forward-Looking and Cautionary Statements."

IMPACT OF THE YEAR 2000 ISSUE:
------------------------------

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

To address this issue, the Company's and Combined Companies' Year 2000 Program is a risk-based plan divided into three phases that are being executed by both internal and external resources. These phases are: Phase I - an inventory of all systems, assigning a business priority for each system and performing a preliminary assessment of Year 2000 susceptibility; Phase II - completion of a detailed Year 2000 susceptibility analysis and development of remediation plans and contingency plans; and Phase III implementation of the remediation plans and, if necessary, contingency plan(s) and completing final system testing.

The Year 2000 efforts are divided into three areas that include, (1) systems being replaced by new enterprise-wide system implementations; (2) systems that will not be replaced by the new enterprise-wide system implementations, including non-information technology systems such as plant process controls; and
(3) external suppliers and customers. A discussion of each area of activity relative to the three phased approach follows.

Enterprise-Wide Systems
-----------------------
The comprehensive new enterprise-wide system implementations being implemented by each of the Company's businesses and the Combined Companies will replace most business and accounting systems. The enterprise-wide system versions are said to be Year 2000 compliant by the vendors and include SAP, PeopleSoft and J.D. Edwards. Due to the relative complexity and importance of the existing business and accounting systems to ongoing operations, the new enterprise-wide system implementations will address the significant majority of the Company's and Combined Companies' internal Year 2000 risk. Implementations of these various new systems are underway with Phase I and II complete, except for the development of certain contingency plans. Phase III has begun and is expected to be substantially completed by June 30, 1999.

Other Systems
-------------
For the systems not to be replaced by enterprise-wide implementations, Phase I is complete, Phase II is substantially complete, and Phase III remediation has begun. As of December 31, 1998, the Company and Combined Companies have completed approximately 60% of the needed remediation work for these other systems. The remaining remediation work and all system testing activities are planned to be completed by June 30, 1999.

Suppliers and Customers
-----------------------
The Company and Combined Companies are in Phase I of the plan to assess and address the risks related to third party suppliers and customers. As a result of initial inquiries, supplier and customer responses have been received. These responses are being evaluated and appropriate procedures will be performed to determine the extent to which the Company and Combined Companies may be vulnerable to the failure of third parties to resolve their own Year 2000 issues. Efforts related to suppliers and customers, including development of contingency plans where appropriate, are targeted for completion by June 30, 1999. Although the Company's and Combined Companies' systems do not rely significantly on systems of other companies, the Company and Combined Companies cannot provide assurance that failure of third parties to address the Year 2000 issue will not have an adverse impact on business operations and results.

Costs
-----
Significant investments in enterprise-wide information systems have been made since 1996 that will total approximately $74 million for the Company and $116 million for the Combined Companies by the year 2000. The cost to make the remaining systems Year 2000 compliant is estimated to be $7 million for the Company and $18 million for the Combined Companies. As of December 31, 1998, the Company and Combined Companies had incurred costs of approximately $62 million and $86 million, respectively, for enterprise-wide systems and approximately $3 million and $8 million, respectively, for other systems and efforts.

Risks
-----
Due to the general uncertainty inherent in the Year 2000 problem, including the uncertainty associated with suppliers and customers, the potential effect of the Year 2000 issue on the financial results and condition of the Company and Combined Companies has not been measured. The Company and Combined Companies intend the Year 2000 Program, as described above, to be completed on a timely basis so as to significantly reduce the level of uncertainty and the impact on business operations and financial results. Contingency plans have been and will continue to be developed and implemented to mitigate Year 2000 risks and the effect of Year 2000 issues. These contingency plans generally include remediation of existing business systems in the event the enterprise-wide implementations are delayed. To date, several of these contingency plans have been implemented to reduce the risk of potential delays in enterprise-wide system implementations.

Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the disclosure under the heading:
"Forward-Looking and Cautionary Statements".

RECENTLY ISSUED ACCOUNTING STANDARDS:
------------------------------------

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The Company and Combined Companies elected to defer implementation of this pronouncement until January 1, 1999. When implemented, reported financial results will not be significantly impacted.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires all derivatives be measured at fair value and recorded on a company's balance sheet as an asset or liability, depending upon the company's underlying rights or obligations associated with the derivative instrument. The Company is investigating the impact of this pronouncement, but does not expect it to have a material impact on the Company's results of operations, financial position or cash flows.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS
-----------------------------------------

The Company, Combined Companies and their officers may, from time to time, make written or oral statements regarding the future performance of the Company or Combined Companies including statements contained in the filings with the Securities and Exchange Commission. Investors should be aware that these statements are based on currently available financial, economic and competitive data and on current business plans. Such statements are inherently uncertain and investors should recognize that events could cause the Company's and/or Combined Companies' actual results to differ materially from those projected in forward-looking statements made by or on behalf of the Company and/or Combined Companies. Such risks and uncertainties are primarily in the areas of results of operations by business unit, liquidity, legal, environmental liabilities, Year 2000 compliance and risk management.


ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

Refer to the "Risk Management" section included in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
BORDEN, INC.
                                                                           Year ended December 31,
(In millions, except per share data)                           1998                  1997                  1996
-------------------------------------------------------------------------------------------------------------------------

Net sales                                                      $ 1,399.7             $ 1,487.7             $ 2,388.0
Cost of goods sold                                               1,008.2               1,124.5               1,728.1
                                                               ----------            ----------            ----------

Gross margin                                                       391.5                 363.2                 659.9
                                                               ----------            ----------            ----------

Distribution expense                                                51.0                  52.8                 111.9
Marketing expense                                                   78.9                  87.2                 272.0
General & administrative expense                                   127.0                 107.7                 141.6
Business realignment                                                 2.5                  16.0                   -
Gain on divestiture, net                                            (8.3)                  -                   (62.0)
                                                               ----------            ----------            ----------

Operating income                                                   140.4                  99.5                 196.4
                                                               ----------            ----------            ----------

Interest expense                                                    64.4                  93.0                 112.8
Affiliated interest expense (income), net of affiliated
   interest income of $2.2, $27.1 and $7.8, respectively            22.8                 (26.5)                 (4.0)
Interest income and other                                          (30.9)                 (6.4)                 (7.7)
Impairment of equity investment                                     26.7                   -                     -
                                                               ----------            ----------            ----------

Income from continuing operations
   before income tax                                                57.4                  39.4                  95.3
Income tax expense                                                  33.8                  22.2                  50.6
                                                               ----------            ----------            ----------

Income from continuing operations                                   23.6                  17.2                  44.7
                                                               ----------            ----------            ----------

Discontinued operations:
   Income from operations, net of tax                                2.3                  30.7                  29.7
   Gain (loss) on disposal, net of tax                              36.7                 173.4                (330.7)
                                                               ----------            ----------            ----------

Net income (loss)                                                   62.6                 221.3                (256.3)

Preferred stock dividends                                          (73.7)                (73.7)                (76.8)
                                                               ----------            ----------            ----------

Net (loss) income applicable to common stock                   $   (11.1)            $   147.6             $  (333.1)
                                                               ==========            ==========            ==========
-------------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated and Combined Financial Statements


-------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
(continued)
BORDEN, INC.

                                                                                 Year ended December 31,
(In millions, except per share data)                               1998                  1997                  1996
-------------------------------------------------------------------------------------------------------------------------

Basic and Diluted Per Share Data
--------------------------------
Income from continuing operations                               $  0.12                $ 0.09                $ 0.23
Discontinued operations:
   Income from operations                                          0.01                  0.15                  0.15
   Gain (loss) on disposal, net of tax                             0.18                  0.87                 (1.66)
                                                                -------                ------                 -----


Net income (loss)                                                  0.31                  1.11                 (1.28)
Preferred stock dividends                                         (0.37)                (0.37)                (0.39)
                                                                -------                ------                 -----

Net (loss) income applicable to common stock                    $ (0.06)               $ 0.74                $(1.67)
                                                                =======                ======                ======

Dividends per common share                                      $  0.30                $ 0.26                $ 0.08
Dividends per preferred share                                   $  3.00                $ 3.00                $ 3.13

Average number of common shares outstanding
   during the period                                              199.0                 199.0                 199.0


-------------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated and Combined Financial Statements



----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
BORDEN, INC.

(In millions)
                                                                                           December 31,            December 31,
ASSETS                                                                                         1998                    1997
----------------------------------------------------------------------------------------------------------------------------------

Current Assets
  Cash and equivalents                                                                   $   672.1              $   183.6
  Accounts receivable (less allowance for doubtful accounts of $10.4
   and $9.4)                                                                                 210.7                  242.2
  Inventories:
   Finished and in-process goods                                                              61.9                   74.8
   Raw materials and supplies                                                                 50.6                   54.3
  Deferred income taxes                                                                       73.3                  106.1
  Other current assets                                                                        18.4                   34.9
  Net assets of discontinued operations (See Note 6)                                           -                    165.2
                                                                                         ---------              ---------
                                                                                           1,087.0                  861.1
                                                                                         ---------              ---------

Investments and Other Assets
   Investments                                                                                81.3                  109.5
   Deferred income taxes                                                                      89.4                  139.8
   Prepaid pension assets                                                                    133.3                  140.2
   Other assets                                                                               38.0                   34.3
   Assets sold under contractual arrangement (net of allowance
    of $62.6 and $609.6) (See Note 4)                                                         46.0                  302.1
                                                                                         ---------              ---------
                                                                                             388.0                  725.9
                                                                                         ---------              ---------

Property and Equipment
   Land                                                                                       25.7                   23.5
   Buildings                                                                                  93.2                  106.8
   Machinery and equipment                                                                   676.0                  738.4
                                                                                         ---------              ---------
                                                                                             794.9                  868.7
   Less accumulated depreciation                                                            (324.0)                (360.8)
                                                                                         ---------              ----------
                                                                                             470.9                  507.9

Intangibles
   Net of accumulated amortization of $24.6 and $16.9                                         66.3                   80.4
                                                                                         ---------              ---------

Total Assets                                                                             $ 2,012.2              $ 2,175.3
                                                                                         =========              =========
----------------------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated and Combined Financial Statements



----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
BORDEN, INC.

(In millions, except share data)
                                                                                December 31,            December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                1998                    1997
----------------------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
      Debt payable within one year                                               $   16.1                    $    6.9
      Accounts and drafts payable                                                   113.5                       137.3
      Income taxes payable                                                          284.7                       279.0
      Loans payable with affiliates                                                 415.8                         4.0
      Other current liabilities                                                     208.2                       328.8
                                                                                 --------                    --------
                                                                                  1,038.3                       756.0
                                                                                 --------                    --------

OTHER LIABILITIES
      Liabilities sold under contractual arrangement                                 41.6                       230.1
      Long-term debt                                                                552.0                       788.3
      Non-pension post-employment benefit obligations                               197.3                       226.3
      Other long-term liabilities                                                    93.7                        94.9
                                                                                 --------                    --------
                                                                                    884.6                     1,339.6
                                                                                 --------                    --------
      Commitments and contingencies (See Note 20)

SHAREHOLDERS' EQUITY
      Preferred stock - Issued 24,574,751 shares                                    614.4                       614.4
      Common stock - $0.01 par value: authorized 300,000,000 shares,
          Issued 198,974,994 shares                                                   2.0                         2.0
      Paid in capital                                                               358.9                       384.0
      Receivable from parent                                                       (415.3)                     (464.1)
      Accumulated other comprehensive income                                        (51.0)                      (48.0)
      Accumulated deficit                                                          (419.7)                     (408.6)
                                                                                 --------                    --------
                                                                                     89.3                        79.7
                                                                                 --------                    --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $2,012.2                    $2,175.3
                                                                                 ========                    ========
----------------------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated and Combined Financial Statements



-----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
BORDEN, INC.
                                                                                     Year ended December 31,
(In millions)                                                            1998                  1997                 1996
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
     Net income (loss)                                                $   62.6             $   221.3           $   (256.3)
     Adjustments to reconcile net income (loss) to net
     cash from (used in) operating activities:
       (Gain) loss on disposal of discontinued operations               (111.6)               (308.2)               263.5
       Gain on divestiture of business, net                               (8.3)                  -                  (62.0)
       Deferred tax provision                                             84.5                  70.8                  3.1
       Depreciation and amortization                                      50.9                  38.9                 81.3
       Unrealized gain on interest rate swap                              (4.1)                 (4.1)               (12.1)
       Business realignment                                                2.5                  16.0                  -
       Impairment of equity investment                                    26.7                   -                    -
     Net change in assets and liabilities:
       Trade receivables                                                  (0.9)                 (9.4)               (25.0)
       Inventories                                                        (5.8)                  1.8                 (7.0)
       Trade payables                                                     (8.9)                (14.2)                18.0
       Income taxes                                                       27.3                 (50.8)                22.4
       Other assets                                                       44.8                  12.0                 (1.9)
       Other liabilities                                                (116.7)               (132.4)               (69.3)
       Discontinued operations working capital                             3.0                  61.3                138.2
                                                                      --------             ---------           ----------
                                                                          46.0                 (97.0)                92.9
                                                                      --------             ---------           ----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
     Capital expenditures                                                (52.5)               (129.7)              (242.5)
     Proceeds from the divestiture of businesses                         335.9                 458.6                478.6
     Purchase of businesses, net of cash acquired                        (14.4)                (90.9)                 -
     Proceeds from the sale of fixed assets                                -                     6.7                  -
     Return of investment in affiliate                                    67.6                 186.1                 76.5
                                                                      --------             ---------           ----------
                                                                         336.6                 430.8                312.6
                                                                      --------             ---------           ----------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
     Net short-term debt borrowings                                       3.8                   2.8                (11.6)
     Borrowings of long-term debt                                         -                   235.0                  -
     Repayment of long-term debt                                       (236.0)               (423.8)              (274.7)
     Increase in minority interest                                        -                     -                    9.0
     Purchase of TMI interest                                             -                     -                  (19.2)
     Affiliated borrowings                                              411.8                   -                    -
     Interest received from parent                                       60.4                  50.8                  3.8
     Common stock dividends paid                                        (60.4)                (50.8)                (3.8)
     Preferred stock dividends paid                                     (73.7)                (73.7)               (73.7)
                                                                      -------              --------            ---------
                                                                        105.9                (259.7)              (370.2)
                                                                      -------              --------            ---------
------------------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
BORDEN, INC.

                                                                                        Year ended December 31,
(In millions)                                                                1998                1997                 1996
--------------------------------------------------------------------------------------------------------------------------------

      Increase in cash and equivalents                                     $ 488.5              $  74.1             $  35.3
      Cash and equivalents at beginning
        of year                                                              183.6                109.5                74.2
                                                                           -------              -------             -------
      Cash and equivalents at end
        of year                                                            $ 672.1              $ 183.6             $ 109.5
                                                                           =======              =======             =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid:
        Interest, net                                                      $  47.6              $  84.5             $  82.3
        Taxes                                                                 21.2                111.6                25.8
      Non-cash activity:
        Distribution of note receivable from Company's parent
          to cancel options                                                   39.2                  -                   -
        Investment in AEPI common stock                                        -                    -                  80.0
        Investment retained in IHDG                                           10.5                  -                   -
        Capital contribution by parent                                        42.9                 24.5                31.0
        Reclassification of note from long-term to short-term                  -                    -                 305.3
        Non-cash proceeds relating to the Foods sale                           -                   20.0               521.8
        Non-cash proceeds relating to the Wise sale                            -                    -                  44.3
        Non-cash proceeds from the sale of options recorded in equity          -                    -                  44.0
        Proceeds from the sale of European bakery                              -                    -                  30.1
        Reclassification of minimum pension liability adjustment
          (to)/from shareholders' equity                                      (3.6)               109.2                (1.3)
------------------------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated and Combined Financial Statements



------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
BORDEN, INC.

(In millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Accumulated
                                               Preferred   Common      Paid-in     Receivable       Other      Accumulated
                                                 Stock      Stock      Capital        from      Comprehensive    Deficit    Total
                                                                                     Parent        Income
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                     $ 614.4     $ 2.0      $ 312.7        $ -          $ (237.5)   $ (223.1)     $ 468.5
----------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                                        (256.3)     (256.3)

Translation adjustments and other                                                                    102.4                   102.4

Minimum pension liability (net of $0.8 tax)                                                           (1.3)                   (1.3)
                                                                                                                      -------------

COMPREHENSIVE INCOME                                                                                                        (155.2)
                                                                                                                      -------------

Preferred stock dividends                                                                                        (76.8)      (76.8)

Common stock dividends                                                  (16.5)                                               (16.5)

Note receivable from Wise for stock
   issuance                                                                          (34.2)                                  (34.2)

Options sold to parent                                                   44.0        (44.0)                                    -

Notes receivable from Foods
   transaction                                                                      (345.9)                                 (345.9)

Interest accrued on notes from parent                                     8.7        (19.5)                                  (10.8)

Capital contribution from parent                                         31.0                                                 31.0

----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                     $ 614.4     $ 2.0      $ 379.9     $ (443.6)       $ (136.4)   $ (556.2)   $ (139.9)
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                       221.3       221.3

Translation adjustments and other                                                                    (20.8)                  (20.8)

Minimum pension liability (net of $69.8 tax)                                                         109.2                   109.2
                                                                                                                     -------------

COMPREHENSIVE INCOME                                                                                                         309.7
                                                                                                                     -------------

Preferred stock dividends                                                                                        (73.7)      (73.7)

Common stock dividends                                                  (51.4)                                               (51.4)

Interest accrued on notes from parent                                    31.0         (0.5)                                   30.5

Capital contribution from parent                                         24.5                                                 24.5

Additional note from Foods
   transaction                                                                       (20.0)                                  (20.0)
----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                     $ 614.4     $ 2.0      $ 384.0     $ (464.1)        $ (48.0)   $ (408.6)     $ 79.7
----------------------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated and Combined Financial Statements



-----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
BORDEN, INC.

(In millions)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Accumulated
                                              Preferred   Common    Paid-in   Receivable     Other        Accumulated
                                               Stock       Stock    Capital      from      Comprehensive     Deficit     Total
                                                                                           Parent         Income
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                   $ 614.4      $ 2.0     $ 384.0    $ (464.1)    $ (48.0)      $ (408.6)      $ 79.7

-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                    62.6         62.6

Translation adjustments and other                                                               0.6                         0.6

Minimum pension liability (net of $2.0 tax)                                                    (3.6)                       (3.6)
                                                                                                                     -----------

COMPREHENSIVE INCOME                                                                                                       59.6
                                                                                                                     -----------

Preferred stock dividends                                                                                    (73.7)       (73.7)

Common stock dividends                                                (59.5)                                              (59.5)

Interest accrued on notes from parent                                  30.7         9.6                                    40.3

Capital contribution from parent                                       42.9                                                42.9

Cancel option on Decorative Products                                  (39.2)       39.2                                       -
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                   $ 614.4      $ 2.0     $ 358.9    $ (415.3)    $ (51.0)      $ (419.7)      $ 89.3
-----------------------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated and Combined Financial Statements



------------------------------------------------------------------------------------------------------------------------------------
COMBINED STATEMENTS OF OPERATIONS
BORDEN, INC. AND AFFILIATES

                                                                              Year ended December 31,
(In millions)                                                    1998                  1997                  1996
------------------------------------------------------------------------------------------------------------------------------------

Net sales                                                          $ 2,334.5             $ 3,481.6             $ 4,456.8
Cost of goods sold                                                   1,548.6               2,302.1               3,001.6
                                                                   ----------            ----------            ----------

Gross margin                                                           785.9               1,179.5               1,455.2
                                                                   ----------            ----------            ----------

Distribution expense                                                   124.3                 175.7                 231.4
Marketing expense                                                      327.1                 557.6                 837.0
General & administrative expense                                       225.1                 251.5                 246.6
Business realignment                                                    21.6                  16.0                  26.0
Gain on divestiture of businesses, net                                (378.7)               (122.6)                (81.9)
                                                                   ----------            ----------            ----------

Operating income                                                       466.5                 301.3                 196.1
                                                                   ----------            ----------            ----------

Interest expense                                                        65.5                  93.3                 116.4
Affiliated interest expense                                              5.4                   -                     -
Interest income and other                                              (34.8)                 (9.1)                (16.7)
Impairment of equity investment                                         26.7                   -                     -
                                                                   ----------            ----------            ----------

Income from continuing operations
    before income tax                                                  403.7                 217.1                  96.4
Income tax expense                                                     132.4                 124.0                  51.4
                                                                   ----------            ----------            ----------

Income from continuing operations                                      271.3                  93.1                  45.0
                                                                   ----------            ----------            ----------

Discontinued operations:
    Income from operations, net of tax                                   2.3                  30.7                  36.9
    Gain on disposal, net of tax                                        36.7                 154.4                   -
                                                                   ----------            ----------            ----------

Net income                                                             310.3                 278.2                  81.9

Affiliate's share of income                                           (142.0)                (73.4)                  -

Preferred stock dividends                                              (73.7)                (73.7)                (76.8)
                                                                   ----------            ----------            ----------

Net income applicable to common stock                              $    94.6             $   131.1             $     5.1
                                                                   ==========            ==========            ==========
------------------------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated and Combined Financial Statements



-----------------------------------------------------------------------------------------------------------------------------------
COMBINED BALANCE SHEETS
BORDEN, INC. AND AFFILIATES

(In millions)
                                                                                 December 31,            December 31,
ASSETS                                                                               1998                    1997
-----------------------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
      Cash and equivalents                                                       $   695.5               $   198.6
      Accounts receivable (less allowance for doubtful accounts of $13.8
       and $16.7)                                                                    291.7                   425.6
      Inventories:
       Finished and in-process goods                                                 108.9                   192.1
       Raw materials and supplies                                                     81.3                   101.2
      Deferred income taxes                                                           99.2                   149.3
      Other current assets                                                            33.3                    67.1
      Net assets of discontinued operation (See Note 6)                                -                     165.2
                                                                                 ---------               ---------
                                                                                   1,309.9                 1,299.1
                                                                                 ---------               ---------

INVESTMENTS AND OTHER ASSETS
      Investments                                                                     81.3                   109.5
      Deferred income taxes                                                           89.4                   193.1
      Prepaid pension assets                                                         140.8                   151.2
      Other assets                                                                    34.8                    38.7
                                                                                 ---------               ---------
                                                                                     346.3                   492.5
                                                                                 ---------               ---------

PROPERTY AND EQUIPMENT
      Land                                                                            39.4                    42.2
      Buildings                                                                      194.3                   255.1
      Machinery and equipment                                                      1,000.4                 1,227.9
                                                                                 ---------               ---------
                                                                                   1,234.1                 1,525.2
      Less accumulated depreciation                                                 (554.6)                 (731.8)
                                                                                 ---------               ---------
                                                                                     679.5                   793.4

INTANGIBLES
      Net of accumulated amortization of $144.3 and $120.6                           386.2                   434.2
                                                                                 ---------               ---------

TOTAL ASSETS                                                                     $ 2,721.9               $ 3,019.2
                                                                                 =========               =========

--------------------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated and Combined Financial Statements



-----------------------------------------------------------------------------------------------------------------------------
COMBINED BALANCE SHEETS
BORDEN, INC. AND AFFILIATES

(In millions)
                                                                                 December 31,       December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                1998               1997
-----------------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
      Debt payable within one year                                               $    23.1             $    28.0
      Accounts and drafts payable                                                    185.4                 248.6
      Income taxes payable                                                           279.8                 322.5
      Loans with affiliates                                                          138.2                   4.0
      Other current liabilities                                                      362.6                 486.5
                                                                                 ---------             ---------
                                                                                     989.1               1,089.6
                                                                                 ---------             ---------

OTHER LIABILITIES
      Long-term debt                                                                 554.6                 794.9
      Non-pension post-employment
         benefit obligations                                                         214.6                 245.5
      Other long-term liabilities                                                    129.7                 135.2
                                                                                 ---------             ---------
                                                                                     898.9               1,175.6
                                                                                 ---------             ---------
      Commitments and contingencies (See Note 20)

SHAREHOLDERS' EQUITY
      Preferred stock                                                                614.4                 614.4
      Common stock                                                                     2.0                   2.0
      Paid in capital                                                                653.5                 666.5
      Receivable from parent                                                        (415.3)               (464.1)
      Affiliate's interest in subsidiary                                              60.8                 203.3
      Accumulated other comprehensive income                                         (89.2)               (181.2)
      Retained earnings (deficit)                                                      7.7                 (86.9)
                                                                                 ---------             ---------
                                                                                     833.9                 754.0
                                                                                 ---------             ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 2,721.9             $ 3,019.2
                                                                                 =========             =========
-----------------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated and Combined Financial Statements


-----------------------------------------------------------------------------------------------------------------------------------
COMBINED STATEMENTS OF CASH FLOWS
BORDEN, INC. AND AFFILIATES

                                                                                               Year ended December 31,
                                                                                   ----------------------------------------------
(In millions)                                                                      1998                1997                  1996
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
      Net income                                                                $ 310.3              $ 278.2               $ 81.9
      Adjustments to reconcile net income to net
       cash from (used in) operating activities:
          (Gain) on disposal of discontinued operations                          (111.6)              (248.2)                 -
          (Gain) on divestiture of businesses                                    (378.7)              (122.6)               (81.9)
          Deferred tax provision (benefit)                                        157.0                 30.3                (75.9)
          Depreciation and amortization                                            86.6                 96.3                134.0
          Unrealized (gain) on interest rate swap                                  (4.1)                (4.1)               (12.1)
          Business realignment                                                     27.7                 17.0                 26.0
          Impairment of equity investment                                          26.7                  -                    -
      Net change in assets and liabilities:
          Trade receivables                                                        51.8                  4.9                (12.9)
          Inventories                                                              15.7                 24.1                (25.7)
          Trade payables                                                          (29.8)               (61.7)                 8.4
          Income taxes                                                            (21.4)                48.4                110.8
          Other assets                                                             75.7                (35.6)                36.8
          Other liabilities                                                      (242.5)              (115.9)               (86.0)
          Discontinued operations working capital                                   3.0                 36.3                 62.2
                                                                                -------               ------               ------
                                                                                  (33.6)               (52.6)               165.6
                                                                                -------               ------               ------

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES
      Capital expenditures                                                       (100.2)              (170.2)              (265.2)
      Proceeds from the divestiture of businesses                               1,071.2                603.6                500.2
      Proceeds from the sale of fixed assets                                       15.8                 19.4                  -
      Purchase of business                                                        (14.4)               (91.9)                 -
                                                                                -------               ------               ------
                                                                                  972.4                360.9                235.0
                                                                                -------               ------               ------

CASH FLOWS (USED IN) FINANCING ACTIVITIES
      Net short-term debt borrowings                                                6.4                 15.9                (19.7)
      Borrowings of long-term debt                                                  -                  235.0                  -
      Repayment of long-term debt                                                (236.7)              (431.6)              (281.1)
      Increase in minority interest                                                 -                    -                   15.0
      Purchase of TMI interest                                                      -                    -                  (19.2)
      Affiliated borrowings                                                       134.3                  -                    -
      Distribution to affiliate                                                  (272.2)                 -                    -
      Interest received from parent                                                60.4                 50.8                  3.8
      Common stock dividends paid                                                 (60.4)               (50.8)                (3.8)
      Preferred stock dividends paid                                              (73.7)               (73.7)               (73.7)
                                                                                -------               ------               ------
                                                                                 (441.9)              (254.4)              (378.7)
                                                                                -------               ------               ------
-----------------------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------------
COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)
BORDEN, INC. AND AFFILIATES

                                                                                         Year ended December 31,
(In millions)                                                                 1998                 1997                1996
----------------------------------------------------------------------------------------------------------------------------------

      Increase in cash and equivalents                                       $ 496.9             $  53.9              $  21.9
      Cash and equivalents at beginning
        of year                                                                198.6               144.7                122.8
                                                                             -------             -------              -------
      Cash and equivalents at end
        of year                                                              $ 695.5             $ 198.6              $ 144.7
                                                                             =======             =======              =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid:
        Interest, net                                                        $  32.0             $  80.3              $  83.1
        Taxes                                                                   89.0               132.7                 37.2
      Non-cash activity:
        Distribution of note receivable from Company's parent
          to cancel options                                                     39.2                 -                    -
        Reclassification of note from long-term to short-term                    -                   -                  305.3
        Proceeds relating to the Wise stock sale                                 -                   -                   34.2
        Proceeds relating to the Foods stock sale                                -                  20.0                264.9
        Proceeds from the sale of interest in subsidiary to affiliate            -                   -                  109.4
        Non-cash proceeds from the sale
            of options recorded in equity                                        -                   -                   44.0
        Investment in AEPI common stock                                          -                   -                   80.0
        Investment retained in IHDG                                             10.5                 -                    -
        Capital contribution by parent                                          42.9                44.5                 31.0
        Proceeds from the sale of European bakery                                -                   -                   30.1
        Affiliate's share of income                                            142.0                73.4
        Reclassification of minimum pension liability adjustment
           (to)/from shareholders' equity                                       (5.4)              109.2                 (1.3)
----------------------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated and Combined Financial Statements


-----------------------------------------------------------------------------------------------------------------------------------
COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY
BORDEN, INC. AND AFFILIATES

(In millions)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Accumulated
                                  Preferred    Common       Paid-in     Receivable  Affiliate's     Other       Accumulated
                                   Stock       Stock        Capital       from     Interest in   Comprehensive    Deficit    Total
                                                                         Parent     Subsidiary      Income
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995        $ 614.4        $ 2.0     $ 312.7        $ -         $ -         $ (237.5)    $ (223.1)    $ 468.5
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                         81.9        81.9

Translation adjustments and other                                                                      8.4                      8.4

Minimum pension liability
 (net of $0.8 tax)                                                                                    (1.3)                    (1.3)
                                                                                                                           --------

COMPREHENSIVE INCOME                                                                                                           89.0
                                                                                                                           --------
Preferred stock dividends                                                                                         (76.8)      (76.8)

Common stock dividends                                       (16.5)                                                           (16.5)

Note receivable from Wise for stock
   issuance                                                   34.2        (34.2)                                                 -

Options sold to parent                                        44.0        (44.0)                                                 -

Notes receivable from Foods
   transaction                                                           (345.9)                                             (345.9)

Issuance of Foods common stock                               264.9                                                            264.9

Interest accrued on notes from parent                         12.8        (19.5)                                               (6.7)

Capital contribution from parent                              31.0                                                             31.0

Affiliate's interest in subsidiary                                                      87.9                                   87.9
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996        $ 614.4        $ 2.0     $ 683.1     $ (443.6)      $ 87.9      $ (230.4)    $ (218.0)    $ 495.4
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                        278.2       278.2

Translation adjustments and other                                                                    (60.0)                   (60.0)

Minimum pension liability                                                                            109.2                    109.2
  (net of $69.8 tax)                                                                                                       --------

COMPREHENSIVE INCOME                                                                                                          327.4
                                                                                                                           --------

Preferred stock dividends                                                                                         (73.7)      (73.7)

Common stock dividends                                       (51.4)                                                           (51.4)

Interest accrued on notes from parent                         31.0         (0.5)                                               30.5

Additional note from Foods
   transaction                                                            (20.0)                                              (20.0)

Capital contribution from parent                              44.5                                                             44.5

Affiliate's interest in subsidiary                           (40.7)                    115.4                      (73.4)        1.3
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997        $ 614.4        $ 2.0     $ 666.5     $ (464.1)     $ 203.3      $ (181.2)     $ (86.9)    $ 754.0
-----------------------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated and Combined Financial Statements



-----------------------------------------------------------------------------------------------------------------------------------
COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY
BORDEN, INC. AND AFFILIATES

(In millions)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Accumulated
                                        Preferred   Common   Paid-in   Receivable  Affiliate's      Other         Retained
                                           Stock     Stock    Capital      from     Interest in   Comprehensive   Earnings   Total
                                                                          Parent     Subsidiary      Income       (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997               $ 614.4     $ 2.0   $ 666.5   $ (464.1)     $ 203.3       $ (181.2)       $ (86.9)  $ 754.0

-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                           310.3     310.3

Translation adjustments and other                               (0.2)                                  97.4                     97.2

Minimum pension liability
 (net of $3.0 tax)                                                                                     (5.4)                   (5.4)
                                                                                                                           --------
COMPREHENSIVE INCOME                                                                                                          402.1
                                                                                                                           --------
Preferred stock dividends                                                                                            (73.7)   (73.7)

Common stock dividends                                         (59.5)                                                         (59.5)

Interest accrued on notes from parent                           30.7         9.6                                               40.3

Cancel option on Decorative Products                           (39.2)       39.2                                                -

Capital contribution from parent                                42.9                                                           42.9

Affiliate's interest in subsidiary                              12.3                  (142.5)                       (142.0)  (272.2)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998               $ 614.4     $ 2.0   $ 653.5    $ (415.3)     $ 60.8        $ (89.2)         $ 7.7   $ 833.9
-----------------------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated and Combined Financial Statements

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in millions except per share data)

1.    BACKGROUND

In September 1994, Borden, Inc. (the "Company", the "Registrant") entered into a merger agreement providing for the acquisition ("the Acquisition") of all of the Company's outstanding common stock by an affiliate of Kohlberg Kravis Roberts & Co. ("KKR"). The Acquisition was completed on March 14, 1995. An affiliate of KKR owns 100% of the Company's outstanding common stock. The Company is a Registrant under the Securities and Exchange Commission Rules and Regulations as a result of public debt outstanding prior to the Acquisition and therefore elected not to apply push-down accounting in its consolidated financial statements.

At the time of the Acquisition, the Company's principal lines of business included international and domestic food operations ("Foods") and a salty snacks business ("Wise"), as well as those described in Note 2, below, under Nature of Operations. Subsidiaries of BW Holdings, LLC ("BWHLLC"), Wise Holdings, Inc. ("Wise Holdings") and Borden Foods Holdings Corporation ("Foods Holdings"), purchased Wise and Foods on July 2, 1996, and October 1, 1996, respectively (See Notes 4 and 6 respectively). As a result of these sales, Wise and Foods, as of their respective sales dates, are no longer legally part of the Company on a consolidated basis. However, management of the Company continues to exercise significant operating and financial control over Wise and Foods. In addition, Wise Holdings and Foods Holdings provide financial guarantees to obligations under the Company's credit facility and all of the Company's outstanding publicly held debt. Because of the aforementioned control and guarantees, the Company has included, supplementally in this filing, combined financial statements of Borden, Inc. and Affiliates (the "Combined Companies") which present the financial condition and results of operations and cash flows of the Company combined with the financial condition and results of operations and cash flows of Wise and Foods. The Combined Companies' financial statements do not reflect push-down accounting and therefore present financial information on a basis consistent with that upon which credit was originally extended to the Company.

2.    NATURE OF OPERATIONS

The Company is engaged primarily in manufacturing, processing, purchasing and distributing a broad range of products worldwide. The Company's principal line of business is chemicals, including formaldehyde, melamine, resins, coatings and other specialty and industrial chemicals. The Company also produces and sells consumer adhesives and provides infrastructure management services. Prior to 1998, the Company also engaged in a decorative products business, a dairy business, a foods business and a salty snacks business. These businesses were sold on March 13, 1998, September 4, 1997, October 1, 1996, and July 2, 1996, respectively. The operating results for each of these business units, except the salty snacks business, are included in the Company's discontinued operations for all periods presented, consistent with the Company's ownership.

In addition to the Company's businesses, the Combined Companies includes the Foods and Wise businesses, which are engaged primarily in manufacturing, processing and distributing food products.

Domestic products for the chemical business are sold throughout the United States to industrial users. To the extent practicable, international distribution techniques parallel those used in the United States and are concentrated in Canada, Western Europe, Latin America and the Far East. The Foods and Wise products included in the Combined Companies are marketed primarily through food brokers and distributors.

Approximately half of the Company's and the Combined Companies' manufacturing and processing facilities are located in the United States and the other half are located in foreign countries. The majority of the long-lived assets of the Company and the Combined Companies are located in the United States.

Information about the Company's operating and geographic segments is provided in
Item 1 on pages 6 to 8 and is an integral part of the Consolidated and Combined Financial Statements

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed by the Company, as summarized below, are in conformity with generally accepted accounting principles. The Combined Companies' policies are consistent with those of the Company.

PRINCIPLES OF CONSOLIDATION AND COMBINATION - The consolidated financial statements include the accounts of Borden, Inc. and its subsidiaries, after elimination of intercompany accounts and transactions. The combined financial statements include the accounts of Borden, Inc., Foods and Wise, after the elimination of intercompany accounts and transactions. The Company's share of the net earnings of 20% to 50% owned companies is included in income on an equity basis. The carrying value in excess of the applicable reporting entity's interest in the companies' underlying net assets is amortized to reduce its proportionate share of net earnings.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates included in the financial statements include valuation of the Foods and Wise businesses, reserves for expenses used to determine gains and losses on disposals of certain operations, valuation allowances for deferred tax assets and general insurance liabilities. Other significant estimates include accruals for trade promotion, litigation and environmental remediation. Actual results could differ from those estimates.

CASH AND EQUIVALENTS - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Included in the Company's cash equivalents are interest bearing time deposits of $16.8 in 1998 and $138.7 in 1997. The Combined Companies' cash equivalents included interest bearing time deposits of $26.5 in 1998 and $142.3 in 1997. The effect of exchange rate changes on cash is not material.

INVENTORIES - Inventories are stated at lower of cost or market. Cost is determined using the average cost and first-in, first-out methods.

PROPERTY AND EQUIPMENT - Land, buildings, and machinery and equipment are carried at cost. Depreciation is recorded on the straight-line basis by charges to expense at rates based on estimated useful lives of properties (average rates for buildings 3%; machinery and equipment 5%). Major renewals and betterments are capitalized. Capitalized interest costs for the Company aggregated $0.8 ($1.1 for the Combined Companies) and $1.7 for the years ended December 31, 1997 and 1996, respectively. The Combined Companies had capitalized interest costs of $0.2 in 1998. Capitalized interest costs relate to the purchase and construction of long-term assets and are amortized over the respective useful lives of the related assets. Maintenance, repairs and minor renewals are expensed as incurred.

INTANGIBLES - The excess of purchase price over net tangible assets of businesses acquired ("goodwill") is carried as intangibles in the consolidated and combined balance sheets. It is the Company's and Combined Companies' policy to carry goodwill arising prior to November 1, 1970, at cost, while goodwill arising after that date is amortized on a straight-line basis over not more than 40 years. Also, included in intangibles are certain trademarks, patents and other intangible assets used in the operations of the businesses which amounted to $9.3 and $11.4 for the Company ($26.6 and $29.6 for the Combined Companies) at December 31, 1998 and 1997, respectively. These intangibles are amortized on a straight-line basis over the shorter of the legal or useful life of the asset.

IMPAIRMENT - The Company and Combined Companies periodically evaluate the recoverability of property, equipment and intangibles by assessing whether the carrying value can be recovered over its remaining useful life through the expected future undiscounted operating cash flows of the underlying business. Any impairment loss required is determined by comparing the carrying value of the asset to operating cash flows on a discounted basis. (See Notes 4 and 9.)

REVENUE RECOGNITION - Revenues are recognized when products are shipped.

ADVERTISING AND PROMOTION EXPENSE - Production costs of future media advertising are deferred until the advertising first occurs. All other advertising costs are expensed when incurred. Promotional expenses are generally expensed ratably over the year in relation to revenues or other performance measures.

FOREIGN CURRENCY TRANSLATIONS - Assets and liabilities of foreign affiliates, other than those located in highly inflationary economies, are translated at the exchange rates in effect at the balance sheet date, and the related translation adjustments are reported as a component of shareholders' equity. Income and expenses are translated at average exchange rates prevailing during the year

The Company and the Combined Companies incurred realized and unrealized net foreign exchange (gains) losses aggregating ($0.3) and $1.5, respectively, in 1998, $1.0 and $3.4 in 1997, and $1.4 and $2.0 in 1996.

INCOME TAXES - Income tax is based on reported results of operations before income taxes. Deferred income taxes reflect the temporary difference between amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Deferred tax balances are adjusted to reflect tax rates, based on current tax laws, that will be in effect in the years in which temporary differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

In addition to the above, the Combined Companies use commodity futures contracts to hedge the price risks associated with raw materials used in production. The Combined Companies defer the impact of changes in the market value of these contracts until the hedged transaction is completed. Changes in market value of the commodity futures contracts are included in the measurement amounts of qualifying subsequent purchases of raw materials. The Combined Companies do not enter into these contracts for speculative purposes. These contracts generally mature in less than one year.

EARNINGS PER SHARE - Basic and diluted net income attributable to common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Options issued by subsidiaries that enable the holder to obtain stock of the subsidiary were assumed to be exercised if they were dilutive.

At December 31, 1998, there were 5.6 million options to purchase subsidiary stock outstanding, of which none were considered dilutive to EPS. At December 31, 1997, there were 6.9 million options to purchase subsidiary stock outstanding, of which 1.3 million were considered dilutive to EPS. At December 31, 1996, there were 7.1 million options to purchase subsidiary common stock outstanding, of which 2.3 million were considered dilutive to EPS.

The Company's diluted earnings per share is calculated as follows:

                                                              1998                        1997                     1996
-------------------------------------------------- -------------------------- ------------------------ ---------------------
Net income available to common shareholders              $  (11.1)                     $ 147.6                $ (333.1)
Effect of dilutive options in subsidiary stock                -                           (0.6)                   (0.1)
                                                         -----------                  ---------               ---------

Diluted EPS - Numerator                                  $  (11.1)                     $ 147.0                $ (333.2)
                                                         =========                     =======                =========

Weighted average shares - Denominator                       199.0                        199.0                   199.0
                                                         =========                    ========               ==========

Diluted EPS                                              $  (0.06)                    $   0.74               $   (1.67)
                                                         =========                    ========               ==========
-------------------------------------------------------------------------------------------------------------------------------


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

RECENTLY ISSUED ACCOUNTING STANDARDS - In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company and Combined Companies elected to defer implementation of this pronouncement until January 1, 1999. When implemented, reported financial results will not be significantly impacted.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires all derivatives be measured at fair value and recorded on a company's balance sheet as an asset or liability, depending upon the company's underlying rights or obligations associated with the derivative instrument. The Company is investigating the impact of this pronouncement, but does not expect it to have a material impact on the Company's results of operations, financial position or cash flows. The Company plans to implement this standard January 1, 2000.

RECLASSIFICATION - Certain prior year amounts have been reclassified to conform with the 1998 presentation.

4.     BUSINESS REDESIGN

In 1995, the Company began the process of redesigning its operating structure. As a result of this redesign, the Company and the Combined Companies proceeded to divest certain businesses that did not fit into management's long-term strategic plan. While management intends to continue building its core businesses through strategic acquisitions and investments in the existing businesses, the divestiture phase of this redesign was substantially complete by year-end 1998.

Acquisitions
------------
On February 6, 1998, the Company acquired the resins and compounds division ("PMC") of Sun Coast Industries, Inc. for $14.4 in cash. The acquisition of this business further expanded the Company's growth in the melamine market. The acquisition was accounted for using the purchase method and accordingly its results of operations have been included from the date of acquisition.

On November 14, 1997, the Company completed the acquisition of Melamine Chemicals, Inc. in a cash tender offer for $20.50 per share, totaling approximately $120.0 including cash acquired of $30.0. Melamine Chemicals produces and markets melamine crystal, which is used to make resins for various adhesive, laminate, and coatings applications, and is a complementary material to the existing range of products. The acquisition was accounted for using the purchase method and, accordingly, its results of operations have been included from the date of acquisition.

Divestitures
------------
The Company's business realignment began in 1996 with the divestiture of the salty snacks and Foods businesses to an affiliate of the Company's parent. Also divested in 1996 was the packaging and plastic films business, the European bakery operation and an equity interest in a Spanish foods company. The Company's realignment continued through 1997 and 1998 with the sale of the Dairy, Decorative Products, commercial and industrial wallcovering, and Latin American films businesses.

In addition to cash proceeds, consideration received on the sale of the packaging and plastic films and Decorative Products businesses included a retained equity interest in the buyer. See Note 9.

Foods began divesting businesses in 1996 with the sale of the Maple Syrups businesses. In late 1997, CrackerJack and the domestic cheese business were sold. Foods substantially completed its realignment with the divestiture of the KLIM operations and the Signature Flavors businesses and the sale of two international Foods operations in 1998.

The following schedule summarizes the cash proceeds and pre-tax gains associated with these business realignment activities over the last three years.

-----------------------------------------------------------------------------------------------------------------------------------
                                          NET CASH PROCEEDS                       PRE-TAX GAIN/(LOSS)
                                          -----------------                       -------------------
                                    1998         1997          1996         1998         1997         1996
                                 ---------    ---------     ---------    ---------    ---------    ----------
CONTINUING OPERATIONS
  Commercial & industrial
         wallcoverings (1)         $  15.6
  Latin America films                 15.5                                  $  8.3
  Packaging and plastic films (1)                              $254.8
  Wise salty snacks                                                                                   $ (16.7)
  European bakery                                                93.6                                     2.0
  Spanish food company                          $  13.4         125.5                                    82.9
  Other                                                           4.7                                    (6.2)
                                   -------      -------        ------        -----      -------      --------
TOTAL CONSOLIDATED                    31.1         13.4         478.6          8.3        -              62.0
                                   -------      -------        ------        -----      -------      --------

  KLIM                               339.9                                    55.9       $  1.5
  Signature flavors                  376.5                                   304.5
  CrackerJack&Domestic cheese                     185.0                        5.7        121.1
  Other  (2)                          18.9                       21.6          4.3                       19.9
                                   -------      -------        ------        -----      -------      --------
TOTAL COMBINED                     $ 766.4      $ 198.4        $500.2       $378.7       $122.6       $  81.9
                                   =======      =======        ======        =====      =======      ========

DISCONTINUED OPERATIONS (NOTE 6)
  Decorative Products              $ 304.8                                  $102.7
  Dairy                                         $ 405.2                        8.9       $248.2
                                   -------      -------        ------        -----      -------      --------
TOTAL COMBINED                       304.8        405.2         -            111.6        248.2         -
                                   -------      -------        ------        -----      -------      --------
  Borden Foods (3)                                 40.0                                    60.0       $(263.5)
                                   -------      -------        ------        -----      -------      --------
TOTAL CONSOLIDATED                 $ 304.8      $ 445.2         -           $111.6       $308.2       $(263.5)
                                   =======      =======        ======        =====      =======      ========
COMBINED AFTER-TAX GAIN                                                     $ 36.7       $154.4         -
                                                                             =====      =======      ========
CONSOLIDATED AFTER-TAX GAIN/(LOSS)                                          $ 36.7       $173.4       $(330.7)
                                                                             =====      =======      ========

-----------------------------------------------------------------------------------------------------------------------------------

(1) Losses on the sales of these businesses were accrued in a period prior to January 1, 1996.
(2) Includes a combining adjustment in 1996 to eliminate the $16.7 loss on the sale of the salty snacks business in the combined financial statements.
(3) See discussion of the Borden Foods transactions in the section titled "Foods and Wise Transactions" below.

The Foods and Wise Transactions
-------------------------------

Sale of Borden Foods

On October 1, 1996, the Company sold the Foods business to Foods Holdings (an affiliate of the Company's parent) for $550.0 less assets transferred plus liabilities assumed. The purchase price of the business was determined by an independent valuation, subject to adjustment based on a valuation associated with Foods management's intent to realign its then current portfolio of businesses. A loss on disposal of $330.7 ($263.5 pre-tax) was recorded as a loss on discontinued operations in the consolidated financial statements in the third quarter of 1996. Upon finalization of the independent valuation in September 1997, additional proceeds of $20.0 consisting of receivables from the Company's parent previously held by Foods Holdings were transferred to the Company and recorded as additional income from disposals. Tax expense of $25.0 was provided to adjust for the additional proceeds and the estimated impact on the tax provision related to the sales of the Foods Unaligned businesses.

Because management of the Company exercises significant control over Foods, the assets and liabilities, at the date of sale, were classified as "sold under contractual arrangement" in the consolidated financial statements to the extent of the Company's net investment in Foods, which was $65.5 at December 31, 1997. During 1998, Foods Holdings repaid its note receivable to the Company that stemmed from its October 1, 1996, purchase of Foods. As a result, the Company has eliminated the assets and liabilities held under contractual arrangements in the December 31, 1998, consolidated balance sheet. See Note 19 for additional information on the Company's transactions with Foods.

On December 31, 1997, the Company sold a trademark right that it had previously licensed to Foods Holdings for five years to a third party ad infinitum. This was done in connection with the Combined Companies sale of its domestic cheese business. As a result, the Company recorded a pre-tax gain of $40.0 ($24.0 after-tax), in discontinued operations. For the Combined Companies, the $40.0 is recorded as proceeds and gains related to continuing operations.

Sale of Wise Salty Snacks

On July 2, 1996, the Company sold the Wise salty snacks business to Wise Holdings (an affiliate of the Company's parent) for $45.0. The purchase price of the business was determined based upon an independent valuation by an investment banking firm. The excess of the book value over the proceeds of $16.7 was recorded as a loss on divestiture in the consolidated financial statements.

Because management of the Company exercises significant control over Wise and a continued creditor relationship exists, the assets and liabilities, as of the sale date, were classified as "sold under contractual arrangement" in the consolidated financial statements to the extent of the Company's net investment in Wise. The Company's net investment in Wise was $4.4 and $6.5 as of December 31, 1998 and 1997. See Note 19.

Other Business Redesign
-----------------------
In September 1998, the Combined Companies approved the closure of a domestic pasta plant in order to reduce manufacturing capacity. In September 1998, the Combined Companies recorded a $17.2 charge related to the closure of the plant and an additional charge of $6.1 to cost of goods sold for the write-down of inventory. The plant ceased operations in the fourth quarter of 1998.

In December 1997, the Company committed to exit a European Chemical operation and accrued an impairment charge on this business in 1997 of $16.0. During 1998, the exit of this business was completed, and a pre-tax charge of $2.5 was recorded in 1998 for additional expenses incurred to exit this business, primarily severance.

In December 1996, the Combined Companies approved the closure of five domestic pasta plants in order to reduce product line complexity and manufacturing capacity. During 1997 three of these plants ceased operations, and the other two facilities were sold for aggregate proceeds of approximately $10.0. During 1996 the Combined Companies took a $26.0 impairment charge related to the closure of these plants.

5.    AFFILIATE'S SHARE OF INCOME

In association with the sale of trademarks of Foods Unaligned businesses, an affiliate of the Company's parent (the "Affiliate") was allocated income of $142.0 and $73.4 in 1998 and 1997, respectively (see accompanying combined statements of operations), in accordance with the limited partnership agreement between Foods and the Affiliate. In addition, a $272.2 cash distribution of a portion of the sale proceeds was made to the Affiliate in 1998.

6.    DISCONTINUED OPERATIONS

The Decorative Products, Dairy and Foods operations were separate segments of the Company's business as defined by generally accepted accounting principles and have been reclassified to discontinued operations in the 1998, 1997 and 1996 statements of operations and cash flows. In addition, net assets relating to these businesses of $165.2 were reclassified to discontinued operations in the 1997 balance sheet. Net assets of discontinued operations included $77.6 of current net assets in 1997.

The results indicated below for Decorative Products, Dairy and Foods are reported separately as discontinued operations in the consolidated statements of operations. Decorative Products is included in the 1998, 1997 and 1996 results, Dairy is included in 1997 and 1996 results, and Foods is included in the 1996 results only.

CONSOLIDATED                                                1998            1997              1996
-------------------------------------------------------------------------------------------------------------------
Net sales                                                  $73.2          $910.0          $ 2,652.5
Income before income taxes                                   3.5            51.9               40.9
Income tax expense                                           1.2            21.2               11.2
Income from discontinued operations                          2.3            30.7               29.7
-------------------------------------------------------------------------------------------------------------------

The results indicated below for Dairy and Decorative Products are reported separately as discontinued operations in the combined statements of operations.

COMBINED                                                    1998             1997             1996
-------------------------------------------------------------------------------------------------------------------
Net sales                                                  $73.2          $910.0           $1,275.9
Income before income taxes                                   3.5            51.9               60.4
Income tax expense                                           1.2            21.2               23.5
Income from discontinued operations                          2.3            30.7               36.9
-------------------------------------------------------------------------------------------------------------------

7.     COMPREHENSIVE INCOME

Comprehensive income included the following reclassifications:

                                                       CONSOLIDATED                             COMBINED
                                              -------------------------------       --------------------------------
                                               1998        1997         1996         1998         1997         1996
--------------------------------------------------------------------------------------------------------------------
Foreign currency translation adjustments      $  0.6      $(20.8)      $ (3.1)      $(11.0)      $(60.0)      $ (0.1)
Reclassification adjustments                     --          --         105.5        108.4         --            8.5
                                              ------      ------       ------       ------       ------       ------
                                              $  0.6      $(20.8)      $102.4       $ 97.4       $(60.0)      $  8.4
                                              ======      ======       ======       ======       ======       ======
--------------------------------------------------------------------------------------------------------------------

The reclassification adjustment in 1998 reflects the accumulated translation adjustment recognized on the sale of the Combined Companies' KLIM business. The Company's reclassification adjustment of $105.5 in 1996 reflects the accumulated translation adjustment recognized on the sale of Foods to Foods Holdings and the sales of the European bakery business, the equity interest in the Spanish food company and the packaging and plastic films business. The Combined Companies' reclassification adjustment of $8.5 relates to the sales of the European bakery business, the equity interest in the Spanish food company, and the packaging and plastic films business.

During the first quarter of 1999, the Company recorded a foreign currency translation adjustment of approximately $22 to reflect the devaluation of the Brazil currency. The adjustment was recorded as a reduction of equity and comprehensive income. The need for future translation adjustments related to the Brazil currency is unknown.

8.     CHANGE IN ACCOUNTING ESTIMATE

In 1997, Foods reduced accruals and marketing expense for trade promotions in the Combined financial statements by $18.3. These accruals had been provided in earlier years for anticipated customer redemptions in the ordinary course of business. Due to a concerted effort to better manage trade spending, these redemptions were significantly lower than management had previously estimated. This change in estimate has no effect on the consolidated statements of operations.

9.     INVESTMENTS

On October 11, 1996, the Company completed the sale of its packaging and plastic films business to AEP Industries Inc. ("AEPI"). AEPI is a manufacturer of a wide range of plastic film products that are used in a number of industrial, commercial and agricultural operations and sold throughout the United States, Europe and the Far East. The packaging and plastic films purchase price included 2,412,818 shares of newly issued AEPI common stock valued at $80.0, (approximately 33% of AEPI) its value at June 30, 1996, the date of the definitive agreement. The carrying value of this investment at December 31, 1997, was $81.7. In December 1998, the Company recorded a $26.7 impairment loss on this investment. A significant decline in the quoted market price of the AEPI investment was judged by Company management to be "other than temporary." At December 31, 1998 and 1997, the unamortized excess of the Company's investments over its equity in the underlying net assets of AEPI was $17.0 and $44.9, respectively.

As a portion of the proceeds from the Decorative Products sale (discussed in Note 4) the Company retained an 11% interest, accounted for using the cost method, in Imperial Home Decor Group ("IHDG"). The Company's investments also include certain other partnership and subsidiary interests.

10.    DEBT, LEASE OBLIGATIONS AND RELATED COMMITMENTS

Debt outstanding at December 31, 1998 and 1997 is as follows:

                                                                1998                          1997
                                                     ---------------------------    -------------------------
                                                                      DUE WITHIN                  DUE WITHIN
                                                     LONG-TERM         ONE YEAR     LONG-TERM      ONE YEAR
-------------------------------------------------------------------------------------------------------------
Borrowings under credit line (at
  an average rate of 7.0%)                                                       $  235.0

9.2% Debentures due 2021                              $  117.1                      117.1


7.875% Debentures due 2023                               250.0                      250.0

Sinking fund debentures:
  8-3/8% due 2016                                         78.5                       78.5
  9-1/4% due 2019                                         48.7                       48.7

Industrial Revenue Bonds (at an average
  rate of 8.5% and 8.4%, respectively)                    53.5                       53.9             $  0.3

Other (at an average rate of 4.5% and 10.0%,
  respectively)                                            4.2       $   4.9          5.1
-------------------------------------------------------------------------------------------------------------

Total current maturities
      of long-term debt                                                  4.9                             0.3
Short-term debt (primarily foreign bank loans
       at an average rate of  8.3% for both years)                      11.2                             6.6
-------------------------------------------------------------------------------------------------------------
Total debt - Consolidated                             $  552.0       $  16.1      $  788.3            $  6.9
-------------------------------------------------------------------------------------------------------------
Other Foods debt (at an average rate of 3.0%
     and 8.2%, respectively)                               2.6           1.7           6.6               0.1

Foods and Wise short-term debt (primarily foreign
       bank loans at an  average rate of  7.3%
       and 6.1%, respectively)                                           5.3                            21.0
-------------------------------------------------------------------------------------------------------------
Total debt - Combined                                 $  554.6       $  23.1     $   794.9            $ 28.0
-------------------------------------------------------------------------------------------------------------

As of December 31, 1998, the Company and Combined Companies had contractually committed lines of credit (the "Credit Agreement"). In the second quarter of 1998, the Credit Agreement was reduced as a result of the sales of certain Foods Unaligned businesses in accordance with the terms of the Credit Agreement. The $950.0 five year revolver (maturing July 13, 2002) was reduced to $895.0, and the $50.0 364-day convertible revolver was canceled. Current pricing under the LIBOR based borrowing option is LIBOR plus 25 basis points. In 1997, pricing was LIBOR plus 60 basis points. The commitment fee on the unused portion of the facility is 10 basis points.

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

At December 31, 1998, there was no outstanding debt balance under the Credit Agreement. Provisions under the Credit Agreement require Foods Holdings and Wise Holdings to guarantee the Company's obligations under the Credit Agreement.

Aggregate maturities of total debt and minimum annual rentals under operating leases at December 31, 1998, for the Company and the Combined Companies are as follows:

                         CONSOLIDATED                       COMBINED
                     ------------------------         ---------------------------
                                 MINIMUM                            MINIMUM
                               RENTALS UNDER                       RENTALS UNDER
                      DEBT   OPERATING LEASES          DEBT      OPERATING LEASES
---------------------------------------------------------------------------------
1999                $ 16.1       $ 21.8             $  23.1          $ 29.0
2000                  10.3         20.8                10.3            27.1
2001                   1.8         19.5                 2.4            24.4
2002                   3.9         18.0                 4.6            22.3
2003                   --          15.3                 0.7            17.7
2004 and thereafter  536.0          2.1               536.6             2.6
                    ------                           ------
                    $568.1                           $577.7
---------------------------------------------------------------------------------

The Company had $764.6 (net of $130.4 in letters of credit) available for borrowing under its Credit Agreement at December 31, 1998, and incurred $0.9 of commitment fees during 1998. Consolidated rental expense amounted to $17.3, $16.8 and $37.1 in 1998, 1997 and 1996. Combined rental expense amounted to $26.1, $27.0 and $44.7 in 1998, 1997 and 1996.

11.   INCOME TAXES

Comparative analysis of the Company's provision (benefit) for income taxes from continuing operations follows:

                                  CURRENT                            DEFERRED
                       ----------------------------         -------------------------
                         1998       1997      1996          1998       1997     1996
-------------------------------------------------------------------------------------
Federal                $ (58.3)   $ (58.2)   $ (6.3)        $75.2     $ 62.6   $ 26.7
State and Local            1.6       (7.6)      1.5           1.2       11.3      4.7
Foreign                    6.0       17.2      52.3           8.1       (3.1)   (28.3)
                       -------    -------    ------         -----     ------   ------
                       $ (50.7)   $ (48.6)   $ 47.5         $84.5     $ 70.8   $  3.1
-------------------------------------------------------------------------------------

The Company's income tax expense from discontinued operations' operating results was $1.2, $21.2, and $11.2 in 1998, 1997 and 1996. The income tax expense from discontinued operations' loss on disposal was $74.9, $134.8 and $67.2 in 1998, 1997 and 1996.

The Combined Companies' provision (benefit) for income taxes from continuing operations is as follows:

                                 CURRENT                           DEFERRED
                     ------------------------------      -----------------------------
                      1998        1997        1996        1998        1997        1996
---------------------------------------------------------------------------------------
Federal              $(40.6)     $ 57.7      $ 66.5      $137.7      $ 25.1      $(50.3)
State and Local         5.8         8.5         0.5        12.6         4.3         4.7
Foreign                 9.8        27.5        60.3         7.1         0.9       (30.3)
                     ------      ------      ------      ------      ------      ------
                     $(25.0)     $ 93.7      $127.3      $157.4      $ 30.3      $(75.9)
---------------------------------------------------------------------------------------

The Combined Companies' income tax expense from discontinued operations' operating results was $1.2, $21.2 and $23.5 in 1998, 1997 and 1996. The income tax expense from discontinued operations' loss on disposal was $74.9 and $93.8 in 1998 and 1997.

Reconciliations of the Company's and the Combined Companies' differences between income taxes computed at Federal statutory tax rates and provisions for income taxes are as follows:

                                                     CONSOLIDATED                       COMBINED
                                             -----------------------------      ---------------------------
                                               1998       1997       1996       1998       1997       1996
-----------------------------------------------------------------------------------------------------------
Income taxes computed at
     Federal statutory tax rate               $ 20.1    $ 13.8      $ 33.3      $141.3    $ 76.0     $ 33.8
State tax provision, net of
     Federal benefits                            2.3       2.4         4.8        12.4       8.3        3.5
Foreign tax differentials                       (2.5)      6.6         4.5         1.6       6.9        3.8
Foreign source income subject
     to U.S. taxation                            8.8       -          -            8.8       -          -
Write-offs of assets with lower
     tax bases and differences
     in tax rates                                -         0.8        14.3         -        38.7       10.2
Gains not subject
     to corporate tax                            -         -          -          (35.7)     (8.0)         -
Losses and other expenses
     not deductible for tax                      2.1       0.5         0.6         5.1       0.9        0.9
Adjustment of prior estimates                    3.0      (1.9)       (6.9)       (1.1)      1.2       (0.8)
                                              ------    ------      ------       ------    ------     ------
Provision for income taxes                    $ 33.8    $ 22.2      $ 50.6      $132.4    $124.0     $ 51.4
-----------------------------------------------------------------------------------------------------------

The domestic and foreign components of the Company's and the Combined Companies' income from continuing operations before income taxes are as follows:

                                                  CONSOLIDATED                        COMBINED
                                           ----------------------------      ------------------------------
                                           1998       1997       1996        1998        1997        1996
-----------------------------------------------------------------------------------------------------------
Domestic                                  $ 35.4     $ 10.6     $ 38.3      $385.2      $149.5      $ 15.9
Foreign                                     22.0       28.8       57.0        18.5        67.6        80.5
                                          ------     ------     ------      ------      ------      ------
                                          $ 57.4     $ 39.4     $ 95.3      $403.7      $217.1      $ 96.4
----------------------------------------------------------------------------------------------------------

The net current and non-current components of the Company's and the Combined Companies' deferred income taxes recognized in the balance sheets at December 31, 1998 and 1997, follow:

                                                                   CONSOLIDATED              COMBINED
                                                               --------------------    --------------------
(Dollars in millions)                                             1998        1997        1998        1997
-----------------------------------------------------------------------------------------------------------
Net current asset                                              $   70.7    $   72.8    $   96.7    $  116.0
Net non-current asset                                              82.8       163.3        53.4       188.6
                                                               --------    --------    --------    --------
Net asset                                                      $  153.5    $  236.1    $  150.1    $  304.6
-----------------------------------------------------------------------------------------------------------

The tax effects of the Company's and the Combined Companies' significant temporary differences, and loss and credit carryforwards, which comprise the deferred tax assets and liabilities at December 31, 1998 and 1997, follow:

                                                              CONSOLIDATED                           COMBINED
                                                      --------------------------            --------------------------
                                                          1998           1997                1998              1997
----------------------------------------------------------------------------------------------------------------------
ASSETS
Non-pension postemployment benefit
     obligations                                         $  65.2       $   88.6             $  72.6           $  97.0
Divestiture reserve                                         17.8           33.8                41.9              39.7
Accrued expenses and other expenses                         68.9          120.6                76.7             158.7
Foreign property, plant and equipment                        0.9            6.3                 0.9               6.5
Loss and credit carryforwards                              162.2          190.8               167.5             196.0
                                                         -------       --------             -------           -------
Gross deferred tax assets                                  315.0          440.1               359.6             497.9
Valuation allowance                                        (38.4)         (34.8)              (43.7)            (40.0)
                                                         -------       --------             -------           -------
                                                           276.6          405.3               315.9             457.9
LIABILITIES
Property, plant, equipment, and intangibles                 63.4           75.1                87.2              44.9
Foreign property, plant, equipment/other                     6.8           18.2                20.9              33.7
Certain foreign intangibles                                 (1.2)           8.2                (1.2)              8.5
Pension liability                                           45.8           50.1                45.8              48.6
Deferred gain on sale of partnership interest                8.1           17.6                 8.1              17.6
Other prepaids                                               0.2              -                 5.0               -
                                                         -------       --------             -------           -------
Gross deferred tax liabilities                             123.1          169.2               165.8             153.3

----------------------------------------------------------------------------------------------------------------------
     Net asset                                            $153.5         $236.1              $150.1            $304.6
----------------------------------------------------------------------------------------------------------------------

The Company's net change of $3.6 in valuation allowance in 1998 is primarily related to current year losses from foreign operations, which are not likely to be utilized in the future.

The Combined Companies' net change in valuation allowance of $3.7 in 1998 is primarily related to current year losses from foreign operations, which are not likely to be utilized in the future.

The Company's net deferred tax asset at December 31, 1998, was $153.5. Of this amount, $161.0 represents net domestic deferred tax assets related to future tax benefits. Included in the domestic deferred tax asset is $6.8 of net operating loss carryforward for U.S. federal tax purposes, which begins expiring in 2013. Realization of the domestic net operating loss is dependent upon generation of approximately $19.6 of future income before the expiration date of 2013. Realization of the entire domestic deferred tax asset is dependent upon generation of approximately $460.0 of future income. Also included within the domestic deferred tax asset is $67.5 of foreign tax credits generated in 1998, which begin expiring in 2004.

The Combined Companies' net deferred tax asset at December 31, 1998, was $150.1. Of this amount, $185.1 represents net domestic deferred tax assets related to future tax benefits. Included in the domestic deferred tax asset is $6.8 of net operating loss carryforward for U.S. federal tax purposes, which begin expiring in 2013. Realization of the domestic net operating loss is dependent upon generation of approximately $19.6 of future income before the expiration date of 2013. Realization of the entire net domestic deferred tax asset is dependent on generation of approximately $528.9 of future taxable income. Also included within the domestic deferred tax asset is $67.5 of foreign tax credits generated in 1998, which begin expiring in 2004.

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

The Company has not recorded income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. Undistributed earnings indefinitely reinvested amounted to $138.2 at December 31, 1998. The determination of the tax effect relating to such earnings is not practicable.

12.    PENSION AND RETIREMENT SAVINGS PLANS

Most U.S. employees of the Company and the Combined Companies are covered under a non-contributory defined benefit plan ("the Borden, Inc. Plan"). The Borden, Inc. Plan provides benefits for salaried employees based on eligible compensation and years of credited service and for hourly employees based on years of credited service. Certain employees in other countries are covered under contributory and non-contributory defined benefit foreign plans. Additionally, eligible salaried and hourly employees may contribute up to 5% of their pay (7% for certain longer service salaried employees), which is currently matched by the Company at a range of 50-75%. The Company has the option to match up to 100% of this amount and in certain cases the Company may match up to 125%, based on financial performance. Charges to operations for matching contributions under the Company's retirement savings plans in 1998, 1997 and 1996 amounted to $5.3, $7.3 and $7.6, respectively. Charges for matching contributions under the Combined Companies retirement savings plans in 1998, 1997, and 1996 amounted to $7.4, $10.3 and $10.5, respectively.

1998 and 1997 Foods and Wise domestic plan pension expense was $3.2 in both years. 1998 and 1997 Foods foreign plan pension expense (income) was ($0.6) and $0.5, respectively. Foods and Wise reimbursed the Company for these expenses. There were no material differences in the domestic and foreign net pension expense between the Company and the Combined Companies during 1996.

The weighted average rates used to determine net pension expense for both the Company and the Combined Companies were as follows:

                                                      DOMESTIC                                     FOREIGN
                                             ---------------------------                   --------------------------
                                             1998       1997        1996                   1998       1997       1996
-------------------------------------------------------------------------------------------------------------------------
Discount rate                                  7.3%        7.5%      6.8%                    7.7%      8.3%        8.4%
Rate of increase in future
     compensation levels                       4.4%        4.5%      4.3%                    4.1%      4.7%        4.9%
Expected long-term rate of
     return on plan assets                     8.3%        8.5%      7.8%                    8.7%      9.3%        9.6%
-------------------------------------------------------------------------------------------------------------------------

The weighted average discount rates and rates of increase in future compensation levels used in determining the projected benefit obligation for consolidated and combined domestic plans were 6.8% and 4.3%, respectively, as of December 31, 1998, and 7.3% and 4.4% as of December 31, 1997. The foreign plans' weighted average discount rates and rates of increase in future compensation levels were 6.1% and 3.1%, respectively as of December 31, 1998 and 7.7% and 4.1% as December 31, 1997. These rates were the same for both consolidated and combined reporting.

The combined funded status of the foreign plans represents the combined plans including Foods foreign plans. The funded status of these plans was as follows:

                                                                CONSOLIDATED                COMBINED
                                                            --------------------      --------------------
FOREIGN PLANS                                                1998          1997        1998          1997
----------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                      $145.0       $127.0       $171.7       $153.2

Service cost                                                    3.2          3.6          3.8          4.3
Interest cost                                                  10.1         10.2         11.7         12.2
Contributions by plan participants                              0.3          1.8          0.3          1.8
Actuarial losses                                                1.1         15.5          2.4         17.5
Foreign currency exchange rate changes                         (1.5)        (4.2)        (2.8)        (6.8)
Benefits paid                                                  (2.5)        (9.3)        (4.3)       (10.9)
Plan amendments                                                --            0.4         --            0.4
Settlements                                                  (149.7)        --         (155.9)        --
                                                             ------       ------       ------       ------
                                                             $  6.0       $145.0       $ 26.9       $171.7
                                                             ------       ------       ------       ------
CHANGE IN PLAN ASSETS

Fair value of plan assets
     at beginning of year                                    $150.8       $128.5       $181.1       $160.4
Actual return on plan assets                                    4.6         29.3          6.1         31.6
Foreign currency exchange rate changes                         (0.9)        (5.2)        (2.6)        (7.8)
Employer contribution                                           3.1          5.7          3.3          6.0
Contributions by  plan participants                             0.3          1.8          0.3          1.8
Benefits paid                                                  (2.5)        (9.3)        (4.3)       (10.9)
Settlements                                                  (150.3)        --         (155.3)        --
                                                             ------       ------       ------       ------
Fair value of plan assets at end of year                     $  5.1       $150.8       $ 28.6       $181.1
                                                             ------       ------       ------       ------

Funded Status                                                  (0.9)         5.8          1.7          9.4

Unrecognized net actuarial loss                                 2.1         16.5          8.8         20.1
Unrecognized initial transition loss                           --            0.1         --            0.3
Unrecognized prior service cost                                --            0.6          0.1          0.6
                                                             ------       ------       ------       ------
Prepaid pension asset                                        $  1.2       $ 23.0       $ 10.6       $ 30.4
----------------------------------------------------------------------------------------------------------

                                                                CONSOLIDATED                COMBINED
AMOUNTS RECOGNIZED IN THE STATEMENT                         --------------------      --------------------
         OF FINANCIAL POSITION CONSIST OF:                   1998          1997        1998          1997
----------------------------------------------------------------------------------------------------------
Prepaid benefit cost                                         $ 0.1         $26.4       $ 7.6       $37.4
Accrued benefit liability                                     (0.7)         (3.4)       (1.6)       (7.0)
Accumulated other comprehensive income                         1.8           --          4.6          --
                                                             -----         -----       -----       -----
                                                             $ 1.2         $23.0       $10.6       $30.4
----------------------------------------------------------------------------------------------------------

At December 31, 1997, a prepaid pension asset of $18.8 was included in net assets of discontinued operations.

Following are the components of foreign net pension expense recognized by the Company and Combined Companies.

                                                           CONSOLIDATED                        COMBINED
                                                 -----------------------------      -------------------------------
                                                  1998         1997       1996       1998         1997       1996
-------------------------------------------------------------------------------------------------------------------
Service cost                                     $ 3.2       $  3.6      $  3.9     $  3.8       $   4.3     $  4.0
Interest cost on projected benefit obligation     10.0         10.2        11.1       11.7          12.2       11.9
Expected return on assets                         (8.2)       (11.4)      (11.7)     (10.3)        (13.9)     (13.0)
Amortization of prior service cost                (2.1)         0.1         0.1       (2.1)          0.1        0.1
Amortization of initial transition asset          (0.1)        (0.2)       (0.3)      (0.1)         (0.2)      (0.3)
Recognized actuarial loss                          1.3          1.2         2.4        1.5           1.5        2.7
Settlement/curtailment loss (gain)                25.7           --        (0.2)      23.6           --        (0.2)
                                                 -----        -----       -----      -----       -------     -------
Net pension expense                              $29.8        $ 3.5       $ 5.3      $28.1       $   4.0     $  5.2
----------------------------------------------------------------------------------------------------------------------

The projected benefit obligation and fair value of plan assets for the Company's foreign pension plans with accumulated benefit obligations in excess of plan assets were $5.5 and $4.0 respectively, as of December 31, 1998, and $26.1 and $21.1, respectively, as of December 31, 1997.

The projected benefit obligation and fair value of plan assets for the Combined Companies' foreign plans with accumulated benefit obligations in excess of plan assets were $13.0 and $10.9, respectively, as of December 31, 1998, and $28.8 and $21.5, respectively, as of December 31, 1997.

Most employees not covered by the Company's plans are covered by collectively bargained agreements, which are generally effective for five years. Under Federal pension law, there would be continuing liability to these pension trusts if the Company ceased all or most participation in any such trust, and under certain other specified conditions. The consolidated financial statements include charges of $1.0, $1.2, and $7.0 in 1998, 1997, and 1996 for payments to pension trusts on behalf of employees not covered by the Company's plans. The Combined financial statements include charges of $1.9, $2.7, and $7.3 in 1998, 1997, and 1996.

The Company's and the Combined Companies' funding of their pension plans equals or exceeds the minimum funding requirements imposed by Federal and foreign laws and regulations. There were no material differences in the domestic plans' funded status between the Company and the Combined Companies. The funded status of the domestic plans was as follows:

DOMESTIC PLANS                                             1998          1997
---------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION

Benefit obligation at beginning of year                   $ 352.2       $ 408.8
Service cost                                                  5.5           7.0
Interest cost                                                24.6          27.7
Actuarial losses                                              6.4          17.3
Benefits paid                                               (44.2)        (51.5)
Plan amendments                                               1.6           0.5
Divestitures                                                 --           (58.0)
Curtailments                                                 --             0.4
                                                          -------       -------
Benefit obligation end of year                              346.1         352.2
                                                          -------       -------

CHANGE IN PLAN ASSETS

Fair value of plan assets at beginning of year              385.2         393.6
Actual return on plan assets                                (12.7)        100.7
Employer contribution                                        14.4           0.4
Benefits paid                                               (44.2)        (51.5)
Divestitures                                                 --           (58.0)
                                                          -------       -------
Fair value of plan assets at end of year                    342.7         385.2
                                                          -------       -------

Funded status                                                (3.4)         33.0

Unrecognized net actuarial loss                             129.5          91.0
Unrecognized initial transition gain                         (0.8)         (3.0)
Unrecognized prior service cost                               5.0           4.4
                                                          -------       -------
Prepaid pension asset                                     $ 130.3       $ 125.4
---------------------------------------------------------------------------------

DOMESTIC AMOUNTS RECOGNIZED IN THE STATEMENT OF
     FINANCIAL POSITION CONSIST OF:                        1998          1997
---------------------------------------------------------------------------------
Prepaid benefit cost                                      $ 133.2       $ 132.6
Accrued benefit liability                                    (6.7)         (7.2)
Accumulated other comprehensive income                        3.8          --
                                                          -------       -------
                                                          $ 130.3       $ 125.4
---------------------------------------------------------------------------------

Following are the components of domestic net pension expense recognized by the Combined Companies.

                                                    1998       1997        1996
---------------------------------------------------------------------------------
Service cost                                       $ 5.5       $ 7.0       $ 7.9
Interest cost on projected benefit obligation       24.6        27.7        27.6
Expected return on assets                          (26.7)      (30.9)      (32.6)
Amortization of prior service cost                   --         (1.9)       (2.1)
Amortization of initial transition asset            (2.2)       (2.8)       (2.9)
Recognized actuarial loss                           10.0        11.8         9.5
Settlement/curtailment loss                          0.6        25.5        --
                                                   -----       -----       -----
                                                   $11.8       $36.4       $ 7.4
---------------------------------------------------------------------------------

Plan assets consist primarily of equity securities and corporate obligations.

13.    NON-PENSION POSTRETIREMENT BENEFIT

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

                                                           CONSOLIDATED                         COMBINED
                                                   ----------------------------       -----------------------------
(In millions)                                      1998                    1997       1998                     1997
-------------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION

Benefit obligation at beginning of year         $131.8                 $157.9       $147.7                   $177.3
Service cost                                      --                      0.1          0.1                      0.2
Interest cost                                      9.2                   10.9         10.5                     12.3
Contributions by plan participants                 1.6                    2.2          2.0                      2.4
Actuarial gains                                  (13.8)                  --          (15.3)                    (1.2)
Benefits paid                                    (12.4)                 (16.3)       (14.9)                   (17.7)
Divestitures                                      (9.4)                 (23.0)        (9.4)                   (25.6)
                                                ------                 ------       ------                   ------

Benefits obligation end of year                  107.0                  131.8        120.7                    147.7

Unrecognized net actuarial gain                   44.8                   38.2         45.4                     38.2
Unrecognized prior service benefit                31.1                   42.1         31.1                     42.1
                                                ------                 ------       ------                   ------
Accrued postretirement
   obligation at end of year                    $182.9                 $212.1       $197.2                   $228.0
-------------------------------------------------------------------------------------------------------------------

The discount rate used in determining the accumulated postretirement benefit at December 31, 1998 and 1997, was 6.8% and 7.3%, respectively. For measurement purposes, health care costs are assumed to increase 7.7% in 1999 grading down gradually to a constant 4.8% annual increase for both pre-65 and post-65 benefits by the year 2004. The comparable assumptions for the prior year were 8.8% and 5.3% by the year 2004.

Following are the components of net postretirement benefit recognized for 1998, 1997 and 1996.

                                                           CONSOLIDATED                         COMBINED
                                                   ----------------------------       -----------------------------
(In millions)                                      1998        1997        1996        1998       1997        1996
-------------------------------------------------------------------------------------------------------------------
Service cost                                                   $ 0.1      $ 0.2       $ 0.1       $ 0.2       $ 0.2
Interest cost on projected benefit obligation      $ 9.2        10.9       11.3        10.5        12.3        11.8
Amortization of prior service benefit               (9.5)      (11.1)     (10.9)       (9.5)      (11.1)      (11.0)
Recognized actuarial gain                           (1.8)       (2.1)      (2.8)       (2.1)       (2.4)       (2.8)
Settlement/curtailment gain                         (6.1)      (15.2)      --          (6.6)      (15.2)       --
                                                   -----       -----       -----       -----       -----       -----
Net postretirement benefit                         $(8.2)     $(17.4)     $(2.2)      $(7.6)     $(16.2)      $(1.8)
-------------------------------------------------------------------------------------------------------------------

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

-------------------------------------------------------------------------------------------------
                                                                     1% INCREASE      1% DECREASE
                                                                     -----------      -----------
Effect on total service cost and interest cost components           $      0.8         $    (0.7)
Effect on postretirement benefit obligation                               10.2              (9.1)
-------------------------------------------------------------------------------------------------

14.   SHAREHOLDERS' EQUITY

Preferred Stock
---------------
The Company has 24,574,751 shares of series A Cumulative Preferred Stock ("Preferred Stock") outstanding with a total of 100,000,000 shares authorized. Each share has a liquidation preference of $25 and is entitled to cumulative dividends at an annual rate of 12% payable quarterly in arrears. These shares are redeemable, in whole or in part, at the Company's discretion at any date after June 26, 1998. The redemption price is 107% of the issuance price in the first twelve months after such date, declining ratably in each year to par at June 26, 2005. At this time, the Company has no plans to redeem these shares.

Common Stock
------------
The Company has 198,974,994 shares of $0.01 par value common stock issued and outstanding and 300,000,000 total shares authorized. Foods Holdings and Wise Holdings are capitalized with 100 and 70 shares of $.01 par value common stock, respectively.

Other Shareholders' Equity
--------------------------
At December 31, 1998, the Company held $404.9 of notes receivable from its parent, which accrue interest at 12% per year, payable quarterly. The notes were received from an affiliate of the Company's parent as proceeds from the sales of Wise ($34.2) and Foods ($365.9) and the issuance of options on the common stock of Elmer's Holdings, Inc. and Borden Decorative Products Holdings, Inc. ($44.0). As described below, notes totaling $39.2 were transferred to BWHLLC in 1998. Interest is received quarterly at 12%, and the notes mature on September 29, 2005. At December 31, 1998, Other Shareholders' Equity included accrued interest of $10.4. See Notes 4 and 6 for additional information on the sale of Wise and Foods.

During 1996 the Company sold options to BWHLLC on all of the common stock of Elmer's Holdings, Inc. and Borden Decorative Products Holdings, Inc. for 110% of the August 16, 1996, fair market value of the common stock. The options were issued at fair value with a five-year expiration. The exercise price of the option for Elmer's Holdings, Inc is $54.1. The option on the common stock of Borden Decorative Products Holdings, Inc. was cancelled prior to the March 13, 1998, sale of the business. In settlement of this early cancellation, the Company transferred $39.2 of notes receivable from the Company's parent to BWHLLC, representing the fair value of the options at March 13, 1998.

The Combined Companies' equity includes $62.0 and $203.3 of affiliate's interest in subsidiary at December 31, 1998 and 1997, respectively, representing the 30% interest held by an affiliate in a consolidated subsidiary of Foods. See Note 5 for additional information.

The Company declared common stock dividends of $59.5, $51.4 and $16.5 during 1998, 1997, and 1996 respectively. The dividends were recorded as a charge to paid-in capital to reflect a return of capital to the Company's parent.

In addition, $42.9 and $24.5 were recorded during 1998 and 1997, respectively, as a credit to paid-in capital representing tax benefits contributed to the Company by its parent. The Company is included in its parent's tax return and a portion of the interest expense on the parent's notes payable reduces the Company's tax liability.

During 1998, the Company recorded a minimum pension liability adjustment of $3.6 ($5.4 for the Combined Companies) relating to underfunded pension plans, which is reflected in accumulated other comprehensive income.

15.   STOCK OPTION PLANS AND OTHER STOCK BASED COMPENSATION

Unit Appreciation Rights
------------------------
Effective January 1, 1996, key employees of Foods and Borden, Inc. were offered units and unit appreciation rights ("UAR's") in their respective holding companies. During 1997, as part of the UAR Plan, additional employees of Borden, Inc. were offered UAR's in BWHLLC. They vest over 5 years, and any compensation expense incurred in conjunction with the UAR's will be charged to the Company or the Combined Companies. During 1998, 1997 and 1996, there was no compensation expense attributable to the UAR's. There were 18,197,220 UAR's outstanding in the aggregate at December 31, 1998, and 6,653,220 UAR's available for future grants.

Stock Options
-------------
Subsidiaries and affiliates of the Company and Combined Companies have issued stock options under their individual stock option plans. Under these plans, equity in the Dairy, Wise, Elmer's, Decorative Products and Chemical business units was sold to key management personnel. Fixed stock options were granted to purchase additional shares at exercise prices of $5 and $10. The options were issued at or above fair value, vest over five years and expire ten years from the date of the grant. There are 5,624,155 options currently outstanding among the companies and 740,845 options available for future grants.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Under the provisions of APB 25, "Accounting for Stock Issued to Employees," compensation cost of $2.3, of which $1.6 relates to the sale of Decorative Products, has been recognized for the stock option plan in 1998. Compensation cost of $16.6 was recorded in 1997 in conjunction with the Dairy sale. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income (loss) and basic and diluted net income (loss) per share would have been the amounts presented below:

                                                                           1998             1997             1996
------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common stock- as reported               $ (11.1)          $ 147.6         $ (333.1)
Net income (loss) - applicable to common stock-pro forma                  (10.7)            156.2           (332.0)
Basic and diluted net income (loss) per share - as reported                (.06)             0.74            (1.67)
Basic and diluted net income (loss) per share - pro forma                  (.05)             0.78            (1.67)
-------------------------------------------------------------------------------------------------------------------

Pro forma net income applicable to common stock for the Combined Companies is $95.0 in 1998, $139.7 in 1997 and $4.0 in 1996.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with risk free interest rates of 4.7% and expected lives ranging from five to ten years.

Information regarding the management stock option plans is as follows:

                                                      1998                         1997                       1996
---------------------------------------------------------------------------------------------------------------------------
                                                           Weighted                     Weighted                   Weighted
                                                            Average                      Average                    Average
                                                           Exercise                     Exercise                   Exercise
                                             Shares          Price         Shares         Price        Shares        Price
                                             ------          -----         ------         -----        ------        -----
Options outstanding, beginning of year      6,912,405       $  5.18       7,082,034     $  5.18
     Options exercised                     (1,306,250)         5.00      (1,047,284)       5.00
     Options granted                        1,203,000          5.00       1,242,655        5.15      7,177,034     $ 5.18
     Options forfeited                     (1,185,000)         5.92        (365,000)       5.00        (95,000)      5.00
                                           ----------                    ----------                  ---------
Options outstanding end of year             5,624,155          5.07       6,912,405        5.18      7,082,034       5.18
---------------------------------------------------------------------------------------------------------------------------

Most of the options exercised in 1997 were in conjunction with the September 4, 1997, sale of the dairy business. The options exercised in 1998 related to the sale of the Decorative Products business.

The following table summarizes information about fixed-price stock options at December 31, 1998:

                                              OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
                 ------------------------------------------------------------------------------- -----------------------------
    Average        Weighted Average
    Exercise         Fair Value            Number      Weighted Average     Weighted Average       Number         Weighted
     Price            At Grant          Outstanding     Remaining Life       Exercise Price      Exercisable   Exercise Price
-------------------------------------------------------------------------------------------------------------------------------
      $  5.00         $  1.13              5,542,155       4 years               $  5.00         1,512,131         $  5.00
        10.00            0.01                 82,000       3 years                 10.00            26,400           10.00
-------------------------------------------------------------------------------------------------------------------------------

There were 1,133,950 options exercisable at December 31, 1997 with a weighted average exercise price of $5.23, and no options exercisable at December 31, 1996.

16.    DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps
-------------------
The Company enters into interest rate swaps to lower funding costs or to alter interest rate exposures between fixed and floating rates on long-term debt. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. The notional amount of interest rate swaps was $224.3 at December 31, 1998 and 1997. These swaps have maturities ranging from 2000 to 2002. The net impact of interest rate swaps was an increase for the Company's and the Combined Companies' interest expense of $10.7 in 1998, $10.5 in 1997 and $10.7 in 1996.

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

                                              1998       1997       1996
------------------------------------------------------------------------------
         Receive fixed swaps
              Average rate received           N/A         N/A        8.0%
              Average rate paid               N/A         N/A        5.7%

         Pay fixed swaps
              Average rate paid              10.4%       10.4%      10.4%
              Average rate received           5.6%        5.7%       5.5%
------------------------------------------------------------------------------

An interest rate swap, having a notional amount of $200.0, no longer met the criteria for hedge accounting and was marked to market during the first quarter of 1995. The unrealized gains on this instrument of $4.1, $4.1 and $12.1 in 1998, 1997 and 1996, respectively, were included in the consolidated and combined statements of operations and other long-term liabilities. The remaining swap is not marked to market, as it meets the requirements of hedge accounting. The year-end fair value of the interest rate swaps was a loss of $28.7 in 1998 and $33.3 in 1997. The Company does not hold or issue derivative financial instruments for trading purposes.

Foreign Exchange Contracts
--------------------------
International operations account for a significant portion of the Company's revenue and operating income. With the divestiture of almost all Foods Unaligned international businesses in 1997 and 1998, the portion of the Combined Companies' revenue and operating income derived from the international operations is reduced. The Company is exposed to foreign exchange risk on transactions that are denominated in a currency other than the operating unit's functional currency. It is the Company's policy to reduce foreign currency cash flow exposure due to exchange rate fluctuations by hedging anticipated and firmly committed transactions wherever economically feasible (within the risk limits established in the Company's policy).

The Company closely monitors its foreign currency cash flow transactions and enters into forward contracts to buy and sell foreign currencies only to reduce its foreign exchange exposure and protect the U.S. dollar value of such transactions to the extent of the amount under contract.

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

At December 31, 1998 and 1997, the Company had $39.7 and $33.5 of notional value respectively, of forward foreign currency exchange contracts outstanding. The Combined Companies had $55.8 and $129.5 of notional value of forward foreign exchange contracts outstanding at December 31, 1998 and 1997, respectively. These contracts are part of a worldwide program to minimize foreign currency exchange operating income and balance sheet exposure. The unsecured contracts mature within 12 months and are principally with banks. The Company is exposed to credit loss in the event of non-performance by the other parties to the contracts. The Company evaluates the creditworthiness of the counterparties' financial condition and does not expect default by the counterparties.

Commodity Futures
-----------------
The Company and Combined Companies are exposed to risk from fluctuating prices for commodities used primarily to produce specialty resins, pasta and salty snacks. Some risk is hedged by the Combined Companies through commodity futures executed over the counter with various brokers. These commodity futures are used to effectively fix the prices over the life of the contract, which is generally less than one year. Cost of products sold reflects the commodity cost including the effects of the commodity futures. The maturity of the contracts highly correlates to the actual purchases of the commodity. As of December 31, 1998, no commodity futures were outstanding, and $0.9 of commodity futures were outstanding as of December 31, 1997. The fair value of commodity futures as of December 31, 1997 was unfavorable $0.1 based on dealer quotes. The Combined Companies defer the impact of changes in the market value of these contracts until the hedge transaction is completed.

17.     FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying or notional amounts and fair values of the Company's financial instruments at December 31, 1998 and 1997. The fair value of a financial instrument is the estimated amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair values are determined from quoted market prices where available or other independent valuation methods. The fair value and carrying value of the 11% equity interest retained with the sale of the Decorative Products business are not material, and quoted market prices are not available.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other accruals are considered reasonable estimates of their fair values.

                                                        1998                    1997
-----------------------------------------------------------------------------------------------
                                               Carrying      Fair       Carrying      Fair
     NONDERIVATIVES                             Amount       Value       Amount       Value
                                               --------      -----      --------      ------
     Assets
       Investment securities                    $ 52.5      $ 52.5       $ 81.7      $ 74.5
     Liabilities
       Debt                                      568.1       567.0        795.2       808.7


                                               Notional      Fair       Notional      Fair
                                                Amount       Value       Amount       Value
                                               --------      -----      --------      ------
     DERIVATIVES RELATING TO:
     Foreign currency contracts - gain          $ 32.3      $  0.3       $ 20.8      $  0.5
     Foreign currency contracts - loss             7.4        --           12.7        (0.1)
     Interest rate swap - loss                   224.3       (28.7)       224.3       (33.3)
-----------------------------------------------------------------------------------------------

The carrying or notional amounts of the Combined Companies' financial instruments and their related fair values based on dealer quotes are as follows:

                                                        1998                    1997
-----------------------------------------------------------------------------------------------
                                               Carrying      Fair       Carrying      Fair
     NONDERIVATIVES                             Amount       Value       Amount       Value
                                               --------      -----      --------      ------
     Assets
       Investment securities                   $  52.5     $  52.5      $  81.7      $ 74.5
     Liabilities
       Debt                                      577.7       576.1        822.9       836.5


                                               Notional      Fair       Notional      Fair
                                                Amount       Value       Amount       Value
                                               --------      -----      --------      ------
     DERIVATIVES RELATING TO:
     Foreign currency contracts - gain         $  32.3     $   0.3      $  62.3      $  2.6
     Foreign currency contracts - loss            23.5        (0.3)        67.2        (3.2)
     Interest rate swap - loss                   224.3       (28.7)       224.3       (33.3)
     Commodity futures - loss                                               0.9        (0.1)
-----------------------------------------------------------------------------------------------


18.    SUPPLEMENTAL INFORMATION

                                      CONSOLIDATED                               COMBINED
                              --------------------------             ---------------------------------
                              1998       1997       1996                1998       1997       1996
------------------------------------------------------------------------------------------------------
Depreciation                  $ 47.5     $ 35.8     $ 79.3              $ 72.4     $ 81.9     $116.5
Amortization                     3.4        3.1        2.0                14.2       14.4       17.5
Advertising                      2.9        4.4       10.3                13.6       48.9       67.3
Promotions                      21.1       20.7       59.2               195.6      318.3      422.5
Research and development        18.7       24.9       26.5                39.0       44.4       49.2
------------------------------------------------------------------------------------------------------

Other current liabilities include the following amounts:

                                                       CONSOLIDATED                                COMBINED
                                                ---------------------------              ----------------------------
                                                 1998                 1997                 1998                 1997
---------------------------------------------------------------------------------------------------------------------
     General insurance accruals                $ 20.7                $ 52.4              $ 34.9               $  71.1
     Reserves for sale of businesses             28.0                  83.6                99.7                  98.8
---------------------------------------------------------------------------------------------------------------------

19.   RELATED PARTY TRANSACTIONS

Foods and Wise
--------------
Wise and Foods were sold to affiliates of the Company during 1996. Because of the Company's continuing control over Wise and Foods, their assets and liabilities, at the date of sale, are classified as "sold under contractual arrangements" in the consolidated financial statements, as long as the Company has a net affiliated receivable from Wise or Foods. The Company's net investment balance in Wise was $4.4 and $6.5 at December 31, 1998 and 1997, respectively. The Company's net investment balance in Foods was $65.5 at December 31, 1997. In 1998, Foods repaid their term loan with the Company. This repayment ended the Company's remaining financial interest in Foods and therefore, at December 31, 1998, transactions with Foods are reflected as unconsolidated affiliated balances, not as an investment. See Notes 1, 4 and 6 for additional information.

The net investment in Wise included a term loan receivable of $5.0 and $7.0 at December 31, 1998 and 1997, respectively, at an interest rate of 11%, maturing November 30, 2000. The Foods investment included a $47.6 term loan receivable at December 31, 1997, at an interest rate of 10.25%, which was repaid during 1998. Affiliated interest income of $0.6, $1.0 and $0.6, net of amounts paid for overnight investments, was accrued related to Wise during 1998, 1997 and 1996, respectively. The Company recorded affiliated interest (expense) / income of ($18.0), $25.5 and $3.4 related to Foods during 1998, 1997 and 1996, respectively. Foods also had a net loan outstanding from other international affiliates of the Company of $27.9 at December 31, 1997.

The Loan Agreement with Foods and Wise provides a revolving loan feature. During 1997, the revolving loan facility for Foods was $100.0. Effective December 30, 1997, the revolving loan facility was reduced to $50.0 with a maturity date of December 31, 1998. As of December 31, 1998, this facility has been extended to November 30, 1999. The Wise revolving loan facility provides for borrowings up to $5.0 maturing November 30, 1999. The Foods and Wise variable interest rate is equal to the Company's cost of funds for 30 day LIBOR borrowings plus 0.25%. Neither Foods nor Wise had any borrowings outstanding under these facilities at December 31, 1998.

Foods and Wise invest cash overnight at an interest rate set by the Company, which generally approximates money market rates. Foods had $277.6 invested at December 31, 1998, which is included in loans payable with affiliates, and $15.0 invested at December 31, 1997, which is included in assets sold under contractual arrangements. Wise had $1.7 and $2.3 invested at December 31, 1998 and 1997, respectively, and classified in assets sold under contractual arrangements.

The Company provides infrastructure management services to Foods and Wise. Fees received for these services are offset against the Company's general and administrative expenses, and totaled $15.1 and $20.1 for the years ended December 31, 1998 and 1997, respectively.

Included in consolidated accounts receivable at December 31, 1998, is a $1.0 net receivable from Foods primarily related to the infrastructure management services provided by the Company. Included in other assets is a $7.9 receivable from Foods for its portion of the Combined Companies' pension liability. The effects of transactions among Wise, Foods and the Company have been eliminated in the Combined financial statements.

Other Related Parties
---------------------
BWHLLC's invested cash with the Company was $138.2 and $4.0 at December 31, 1998 and 1997, which accrues interest at rates that generally approximate market. The Company recorded $5.4 of interest expense on amounts invested by BWHLLC during 1998. Included in other current liabilities at December 31, 1998, was $1.7 of affiliated interest payable related to these amounts.

During 1998, an affiliate of the Company's parent acquired a controlling interest in Corning Consumer Products Company ("CCPC") from Corning Incorporated in a recapitalization transaction valued at approximately $603. In connection with this transaction, the Company loaned $346.0 to CCPC on a short-term basis at rates, which approximated market conditions. The Company recorded $1.2 of interest income related to this loan, which is reflected in interest income and other in the 1998 consolidated and combined Statements of Operations. CCPC repaid the loan in 1998.

The Company renders management, consulting and financial services to CCPC for an annual fee of $1.5, payable monthly in arrears.

KKR renders management, consulting and financial services to the Company and its businesses for an annual fee of $10.0, payable quarterly in arrears.

During 1998, 1997 and 1996, the Company purchased $66.4, $108.9 and $109.9 of raw materials from Borden Chemicals and Plastics Limited Partnership, of which the Company is the general partner.

20.    COMMITMENTS AND CONTINGENCIES

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

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Environmental accruals are routinely reviewed on an interim basis as events and developments warrant and are subjected to a comprehensive review annually during the fiscal fourth quarter. The Company and the Combined Companies have each accrued approximately $20 at December 31, 1998, for probable environmental remediation and restoration liabilities. These liabilities at December 31, 1997, totaled approximately $23. This is management's best estimate of these liabilities. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such liabilities may exceed current reserves by amounts that may prove insignificant, or by amounts, in the aggregate, of up to approximately $11.0.

LEGAL MATTERS - The Company and Combined Companies have recorded $17.6 and $32.1 in liabilities at December 31, 1998, for legal costs in amounts that management believes are probable and reasonably estimable. These liabilities at December 31, 1997, totaled $21.0 on a consolidated basis and $35.8 on a combined basis. Actual costs are not expected to exceed these amounts. During the third quarter of 1997, the Company settled a lawsuit with Quaker Oats Company ("Quaker") in connection with the 1994 sale to Quaker of the Company's Brazilian pasta business. The settlement amount was fully accrued in a prior year. In addition, the Company may be held responsible for certain environmental liabilities incurred at Borden Chemicals and Plastics Limited Partnership facilities, which were previously owned by the Company. The Company has resolved litigation with the Internal Revenue Service on proposed adjustments to the utilization of certain capital losses in the Company's tax returns for the period 1989 to 1993. The Company has agreed to the payment of certain taxes and interest of approximately $100.0 resulting from the reduction of capital losses on such tax returns. During 1997, $75.0 was paid. The settlement was fully accrued by the Company in a prior year. The Company believes, based upon the information it currently possesses, and taking into account its established reserves for estimated liability and its insurance coverage, that the ultimate outcome of the foregoing proceedings and actions is unlikely to have a material adverse effect on the Company's financial position or operating results.

OTHER COMMITMENTS - A wholly owned subsidiary serving as general partner of Borden Chemicals and Plastics Limited Partnership ("BCP") has certain fiduciary responsibilities to BCP's unitholders. The Company believes that such responsibilities will not have a material adverse effect on its financial statements.

21.    QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents Quarterly Financial Data for the Company:

1998 QUARTERS                                                     FIRST           SECOND             THIRD          FOURTH (1)
-------------------------------------------------------------------------------------------------------------------------------
Net sales                                                       $ 367.1          $ 368.4           $ 335.6         $ 328.6
-------------------------------------------------------------------------------------------------------------------------------
Gross profit(3)                                                    80.0             94.2              85.9            80.4
-------------------------------------------------------------------------------------------------------------------------------
Gain on sale of business                                              -              8.3                 -               -
Income (loss) from continuing operations                            5.8             14.4              11.7           (8.3)
-------------------------------------------------------------------------------------------------------------------------------
Discontinued operations:
   Income from operations                                           2.3                -                 -               -
   Income from disposal                                            26.0                -               5.3             5.4
-------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                  34.1             14.4              17.0            (2.9)
-------------------------------------------------------------------------------------------------------------------------------
Preferred stock dividends                                          18.4             18.4              18.4            18.5
-------------------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common stock                       15.7             (4.0)             (1.4)          (21.4)
-------------------------------------------------------------------------------------------------------------------------------
Basic and diluted, per share of common stock:
   Income (loss) from continuing operations                        0.03             0.07              0.05          (0.03)
Discontinued operations:
   Income from operations                                          0.01                -                 -               -
   Gain on disposal                                                0.13                -              0.03            0.02
Net income (loss) applicable to common stock                       0.08            (0.02)            (0.01)          (0.11)
Dividends per common share                                         0.07             0.10              0.06            0.07
Dividends per preferred share                                      0.75             0.75              0.75            0.75
Average number of common shares outstanding                       199.0            199.0             199.0           199.0
-------------------------------------------------------------------------------------------------------------------------------

1997 QUARTERS                                                     FIRST           SECOND             THIRD           FOURTH (2)
-------------------------------------------------------------------------------------------------------------------------------
Net sales                                                       $ 361.8          $ 387.0           $ 371.5         $ 367.4
-------------------------------------------------------------------------------------------------------------------------------
Gross profit(3)                                                    74.2             82.8              78.2            75.2
-------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations                           (1.8)             9.6              11.6            (2.2)
-------------------------------------------------------------------------------------------------------------------------------
Discontinued operations:
   Income from operations                                           7.1             12.5               6.9             4.2
   Income from disposal                                               -                -             154.4            19.0
-------------------------------------------------------------------------------------------------------------------------------
Net income                                                          5.3             22.1             172.9            21.0
-------------------------------------------------------------------------------------------------------------------------------
Preferred stock dividends                                          18.4             18.4              18.4            18.5
-------------------------------------------------------------------------------------------------------------------------------
Net (loss) income applicable to common stock                      (13.1)             3.7             154.5             2.5
-------------------------------------------------------------------------------------------------------------------------------
Basic and diluted, per share of common stock:
   (Loss) income from continuing operations                       (0.01)            0.05              0.06           (0.01)
   Discontinued operations:
     Income from operations                                        0.04             0.06              0.03            0.02
     Gain on disposal                                                 -                -              0.78            0.09
   Net (loss) income applicable to common stock                   (0.07)            0.02              0.78            0.01
     Dividends per common share                                    0.06             0.06              0.06            0.08
Dividends per preferred share                                      0.75             0.75              0.75            0.75
Average number of common shares outstanding                       199.0            199.0             199.0           199.0
-------------------------------------------------------------------------------------------------------------------------------

(1) - As discussed in Note 9, the Company's fourth quarter 1998 results reflect a $26.7 impairment charge on an investment.

(2) - As discussed in Note 4, the Company's fourth quarter results reflect a $40.0 pre tax gain on the sale of a trademark, $20.0 of income from disposals relating to the finalization of the Foods valuation, $25.0 of additional expense for the estimated impact on the tax provision relating to the sales of certain Foods businesses and the finalization of the Foods valuation, and a $16.0 impairment charge for the closure of a European Chemical operation.

(3) - Gross profit is defined as gross margin less distribution expense.

The following represents Quarterly Financial Data for the Combined Companies:

1998 QUARTERS                                                    FIRST           SECOND             THIRD          FOURTH  (1)
------------------------------------------------------------------------------------------------------------------------------
Net sales                                                       $ 643.6          $ 582.5            $ 536.2          $ 572.2
------------------------------------------------------------------------------------------------------------------------------
Gross profit(3)                                                   167.7            159.0              155.5            179.4
Gain on sale of businesses                                        301.4              9.4               18.6             49.3
------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                          242.8             (5.9)              11.1             23.3
------------------------------------------------------------------------------------------------------------------------------
Discontinued operations:
   Income from operations                                           2.3                -                 -                -
   Gain on disposal                                                26.0                -                5.3              5.4
------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                 271.1             (5.9)              16.4             28.7
------------------------------------------------------------------------------------------------------------------------------
Affiliate's share of income                                       128.7              1.3                1.0             11.0
Preferred stock dividends                                          18.4             18.4               18.4             18.5
------------------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common stock                    $ 124.0          $ (25.6)           $  (3.0)         $  (0.8)
------------------------------------------------------------------------------------------------------------------------------

1997 QUARTERS                                                     FIRST           SECOND             THIRD          FOURTH (2)
------------------------------------------------------------------------------------------------------------------------------
Net sales                                                       $ 836.8        $   884.8            $ 835.6          $ 924.4
------------------------------------------------------------------------------------------------------------------------------
Gross profit(3)                                                   226.0            248.0              235.4            294.4
Gain on sale of businesses                                            -                -                  -            122.6
------------------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations                           (1.2)             7.8               10.4             76.1
Discontinued operations:
   Income from operations                                           7.1             12.5                6.9              4.2
   Gain on disposal                                                   -                -              154.4                -
------------------------------------------------------------------------------------------------------------------------------
Net income                                                          5.9             20.3              171.7             80.3
Affiliate's share of income                                           -                -                  -             73.4
------------------------------------------------------------------------------------------------------------------------------
Preferred stock dividends                                          18.4             18.4               18.4             18.5
------------------------------------------------------------------------------------------------------------------------------
Net (loss) income applicable to common stock                    $ (12.5)       $     1.9            $ 153.3          $ (11.6)
------------------------------------------------------------------------------------------------------------------------------

(1) - The Combined Companies' fourth quarter 1998 results reflect a pre-tax gain of $21.0 for additional proceeds on the sale of a business, a change in estimate of $28.3 for costs related to certain divestitures, and a $26.7 impairment charge on an investment.

(2) - As discussed in Note 4, the Combined Companies' fourth quarter results reflect a $122.6 pre-tax gain on the sale of certain Foods businesses, $25.0 of additional expense for the estimated impact on the tax provision relating to the sales of certain Foods businesses, and a $16.0 impairment charge for the closure of a European Chemical operation.

(3) - Gross profit is defined as gross margin less distribution expense.

                          INDEPENDENT AUDITORS' REPORT






To the Board of Directors
and Shareholders of Borden, Inc.


We have audited the accompanying consolidated balance sheets of Borden, Inc. and subsidiaries (a wholly owned subsidiary of Borden Holdings, Inc.) as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Borden, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Columbus, Ohio
February 12, 1999

                          INDEPENDENT AUDITORS' REPORT






To the Board of Directors
and Shareholders of Borden, Inc.


We have audited the accompanying combined balance sheets of Borden, Inc. and subsidiaries, Borden Foods Holdings Corporation and subsidiaries and Wise Holdings, Inc. and subsidiaries (affiliated corporations), all of which are under common ownership and common management, as of December 31, 1998 and 1997, and the related combined statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the combined financial position of Borden, Inc., Borden Foods Holdings Corporation and Wise Holdings, Inc. (affiliated corporations) at December 31, 1998 and 1997, and the combined results of their operations and their combined cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Columbus, Ohio
February 12, 1999

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
-------         ---------------------------------------------
                ON ACCOUNTING AND FINANCIAL DISCLOSURE
                --------------------------------------

                None





                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------     --------------------------------------------------

Set forth below are the names and ages of the Directors and Executive Officers of the Company as of December 31, 1998, and the positions and offices with the Company held by each of them. Their terms of office extend to the next Annual Meeting of the Board of Directors or until their earlier resignation or replacement.

                                                                                                          Served in
                                                                                            Age on         Present
                                                                                           Dec. 31,       Position
               Name                                 Position & Office                        1998           Since
------------------------------- ----------------------------------------------------- -------------- ---------------
C.R. Kidder                     Chairman of the Board, Director
                                     Chief Executive Officer and President                    54            1995
H.R. Kravis                     Director                                                      54            1995
A. Navab                        Director                                                      33            1995
C.S. Robbins                    Director                                                      40            1995
G.R. Roberts                    Director                                                      55            1995
S. M. Stuart                    Director                                                      39            1995
W.H. Carter                     Executive Vice President and
                                      Chief Financial Officer                                 45            1995
N.A. Reardon                    Senior Vice President-Human Resources
                                      and Corporate Affairs                                   46            1997
J.M. Saggese                    Executive Vice President                                      67            1990
R.P. Starkman                   Senior Vice President and Treasurer                           44            1995
W.F. Stoll, Jr.                 Senior Vice President and General Counsel                     50            1996

C. Robert Kidder was elected a Director, Chairman of the Board and Chief Executive Officer of the Company on January 10, 1995. He was Chairman of the Board of Duracell International, Inc. and Duracell, Inc. from August 1991 through October 1995 and served as Chairman of the Board and Chief Executive Officer of both companies from April 1992 through September 30, 1995, Chairman of the Board, President and Chief Executive Officer of both companies from August 1991 until April 1992, and President and Chief Executive Officer of both companies from June 1988 until August 1991. He is also a director of Electronic Data Systems Corporation, AEP Industries Inc. and Morgan Stanley Dean Witter & Co. He is a member of the Executive and Compensation Committees of the Borden Board.

Henry R. Kravis acted as Chairman of the Board of the Company from December 21, 1994, to January 10, 1995. He has been a member of KKR & Co., LLC since 1996, was a General Partner of Kohlberg Kravis Roberts & Co. from its establishment through 1995 and has been a General Partner of KKR Associates, L.P. since its establishment. He is also a Director of Accuride Corporation, Amphenol Corporation, Bruno's, Inc., The Boyds Collection, Ltd., Evenflo Company Inc., The Gillette Company, IDEX Corporation, KinderCare Learning Centers, Inc. KSL Recreation Corporation, Newsquest PLC, Owens-Illinois, Inc., PRIMEDIA Inc., Randall's Food Markets, Inc., Regal Cinemas, Inc., RELTEC Corporation, Safeway, Inc., Sotheby's Holdings, Inc., and Spalding Holdings Corporation. He is a member of the Executive Committee of the Borden Board. Messrs. Kravis and Roberts are first cousins.

Alexander Navab has been an Executive of Kohlberg Kravis Roberts & Co. since June 1993. He was employed by James D. Wolfensohn Incorporated, an investment banking firm, from September 1991 to June 1993. He is also a Director of KAMAZ, Inc., KSL Recreation Corporation, Newsquest PLC, Regal Cinemas, Inc., RELTEC Corporation, and World Color Press, Inc. He is a member of the Audit Committee of the Borden Board.

Clifton S. Robbins has been a member of KKR & Co., LLC since 1996, was a General Partner of Kohlberg Kravis Roberts & Co. and has been a General Partner of KKR Associates, L.P. since January 1995. He began as an Executive with Kohlberg Kravis Roberts & Co. in 1987. He is also a Director of AEP Industries, Inc., IDEX Corporation, KinderCare Learning Centers, Inc., Newsquest PLC, and Regal Cinemas, Inc. He is Chairman of the Compensation Committee and a member of the Executive Committee of the Borden Board.

George R. Roberts has been a member of KKR & Co., LLC since 1996, was a General Partner of Kohlberg Kravis Roberts & Co. from its establishment through 1995, and has been a General Partner of KKR Associates, L.P. since its establishment. He is also a Director of Accuride Corporation, Amphenol Corporation, Bruno's Inc., The Boyds Collection, Ltd., Evenflo Company Inc., IDEX Corporation, KinderCare Learning Centers, Inc., KSL Recreation Corporation, Owens-Illinois, Inc., PRIMEDIA Inc., Randall's Food Markets, Inc., Regal Cinemas, Inc., RELTEC Corporation, Safeway, Inc., and Spalding Holdings Corporation. Messrs. Kravis and Roberts are first cousins.

Scott M. Stuart has been a member of KKR & Co., LLC since 1996, was a General Partner of Kohlberg Kravis Roberts & Co. and has been a General Partner of KKR Associates, L.P. since January 1995. He began as an Executive with Kohlberg Kravis Roberts & Co. in 1986. He is also a Director of AEP Industries, Inc., The Boyds Collection, Ltd., KSL Recreation Corporation, Newsquest PLC, and World Color Press, Inc. He is Chairman of the Audit Committee and a member of the Executive and Compensation Committees of the Borden Board.

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

Joseph M. Saggese has served since July 1990 as Chairman, President and Chief Executive Officer of BCP Management, Inc., a wholly owned subsidiary of the Company and General Partner of Borden Chemicals and Plastics Limited Partnership. He was, through December 31, 1998, an Executive Vice President of the Company and Chairman and Chief Executive Officer of Borden Chemical, Inc. Previously he served as President of the Worldwide Packaging and Industrial Products division of the Company since July 1, 1990.

Ronald P. Starkman was elected Senior Vice President and Treasurer of the Company effective November 20, 1995. He was Senior Managing Director of Claremont Capital Group, Inc. from December 1994 to November 1995. Prior to that he was Senior Vice President-Investment Banking for Lehman Brothers from 1993 to 1994, and Vice President and Assistant Treasurer at American Express from 1986 to 1993.

William F. Stoll, Jr. was elected Senior Vice President and General Counsel effective July 1, 1996. Prior to joining the Company, he was a Vice President of Westinghouse Electric Corporation since 1993, and served as its Deputy General Counsel from 1988 to 1996.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------
The following table provides certain summary information concerning compensation of the Company's Chief Executive Officer and the four other most highly compensated Executive Officers as of December 31, 1998 (the "Named Executive Officers") for the periods indicated.

                                                     SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------------------------

                                             ANNUAL COMPENSATION                  LONG TERM COMPENSATION
                                     ----------------------------------- ------------------------------------------
                                                                                AWARDS                PAYOUTS
                                                                         ------------------------   ---------------
                                                              OTHER      RESTRICTED    SECURITIES      LONG TERM        (1)ALL
NAME AND                                                      ANNUAL       STOCK       UNDERLYING    INCENTIVE PLAN      OTHER
PRINCIPAL                                                   COMPENSATION  AWARD(S)    OPTIONS/LSAR       (LTIP)      COMPENSATION
POSITION                       YEAR  SALARY($)     BONUS($)     ($)        ($)            (#)           PAYOUTS($)        ($)
---------------------------  ------  ---------     -------  ------------ ----------   ------------   --------------  ------------

C.R. Kidder                    1998  1,100,000      547,470   (1) 92,467      NONE              (5)          NONE          96,731
Chairman, President &          1997  1,000,000      742,500   (2)121,900      NONE              (5)          NONE          87,255
Chief Executive Officer        1996    950,000      912,000   (3)160,655      NONE              (5)          NONE         199,576

W.H. Carter                    1998    415,000      150,000            0      NONE              (5)          NONE          31,238
Executive Vice President &     1997    395,667      180,000            0      NONE              (5)          NONE          28,589
Chief Financial Officer        1996    370,000      250,137   (6)  5,753      NONE              (5)          NONE          16,319

N.A. Reardon                   1998    345,250      107,973            0      NONE              (5)          NONE          17,747
Senior Vice President          1997    277,750      128,000   (6) 31,223      NONE              (5)          NONE          40,262
Human Resources and
Corporate Affairs

J.M. Saggese                   1998    496,461      240,210            0      NONE              (5)          NONE      (4)247,223
Executive Vice President       1997    476,667            0            0      NONE              (5)          NONE          18,958
Chairman & Chief Executive     1996    450,000       25,000   (7) 59,006      NONE              (5)          NONE          29,640
Officer, Borden Chemical

W.F. Stoll, Jr.                1998    335,500      106,453            0      NONE              (5)          NONE          17,906
Senior Vice President and      1997    310,500      142,000   (6)  1,200      NONE              (5)          NONE          45,623
General Counsel                1996    150,000   (8)168,863   (6) 82,624      NONE              (5)          NONE           9,422


(1) Includes $60,000 pursuant to the Executive Perquisite Benefit Plan and $31,842 not paid to Mr. Kidder but allocable to his personal use of company aircraft.
(2) Includes $60,000 pursuant to the Executive Perquisite Benefit Plan and $61,900 not paid to Mr. Kidder but allocable to his personal use of company aircraft.

(3) Includes $60,000 pursuant to the Executive Perquisite Benefit Plan, $36,800 not paid to Mr. Kidder but allocable to his personal use of Company aircraft, and $59,355 in tax gross-ups.

(4) All other compensation is identified and quantified in the table below and in footnote (9):

     (a) RSP and ESP refer to the Company's Retirement Savings Plan and the executive supplemental benefit plans.

                                        MATCHING
                                     CONTRIBUTIONS       RELOCATION
                      YEAR          (RSP AND ESP)(a)      EXPENSE         TOTAL
                      ----          ---------------       -------         -----
C.R. Kidder           1998               96,731                0          96,731
                      1997               87,255                0          87,255
                      1996               45,850          153,726         199,576

W.H. Carter           1998               31,238             N/A           31,238
                      1997               28,589                           28,589
                      1996               16,319                           16,319

N.A. Reardon          1998               17,747                0          17,747
                      1997               10,415           29,849          40,262

J.M. Saggese          1998               24,823             N/A       (9)247,223
                      1997               18,958                           18,958
                      1996               29,640                           29,640

W.F. Stoll            1998               17,906                0          17,906
                      1997               11,873           33,750          45,623
                      1996                  750            8,672           9,422

(5) No Executive Officer of the Company owns any stock of Borden, Inc., or options to acquire stock in Borden, Inc. For information on equity securities of Borden's parent or subsidiary entities owned by management, see Item 12.

(6) Tax gross-up payments.

(7) Includes $40,000 pursuant to the Executive Perquisite Benefit Plan, $17,000 as compensation for discontinued perquisites, and $1,006 in tax gross-ups.

(8) Includes $82,500 paid pursuant to terms of employment.

(9) In addition to amounts identified in footnote (4) for Mr. Saggese, all other compensation also includes a $222,400 cash payment to Mr. Saggese for his sale of stock and exercise of options in Borden Decorative Products Holdings in connection with the sale of the Decorative Products business, based upon his investment of $100,000.

The following table provides information on option/SAR exercises during 1998 by the Named Executive Officers and the value of their unexercised options/SARS at December 31, 1998.

         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES
-----------------------------------------------------------------------------------------------------------
                                              # OF SECURITIES UNDERLYING         VALUE OF UNEXERCISED IN-THE-
                 SHARES                      UNEXERCISED OPTIONS/SARS AT         MONEY OPTIONS/SARS AT FISCAL
               ACQUIRED ON     VALUE              FISCAL YEAR END                       YEAR END ($)
                EXERCISE      REALIZED     ------------------------------      ------------------------------
NAME              (#)           ($)         EXERCISABLE     UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
-----------------------------------------------------------------------------------------------------------
C. R. KIDDER      N/A                          0           7,391,380(4)          0                  0

W. H. CARTER      N/A                          0           1,686,740(4)          0                  0

N. A. REARDON     N/A                          0           1,686,740(4)          0                  0

J. M. SAGGESE   100,000(1)   102,000(1)    240,000(2)        160,000(2)       50,400(3)          33,600(3)

W. F. STOLL       N/A                          0           1,204,800(3)          0                  0

(1) Represents options on shares of Borden Decorative Products Holdings, Inc. exercised in connection with the sale of the Borden Decorative Products Business.

(2)  Represents options on shares of Borden Chemical Holdings, Inc.

(3) Based on book value of $5.21 at 12/31/98 for options in Borden Chemical Holdings, Inc. with exercise price of $5.00.

(4)  Represents unit appreciation rights in BW Holdings, LLC.

The Long-Term Incentive Plans-Awards In Last Fiscal Year table has been eliminated since the Registrant has no long-term incentive plan.

The Option/SAR Grants In Last Fiscal Year table has been omitted since there were no grants of options to acquire stock of Borden, Inc. or its subsidiaries during 1998 to the Named Executive Officers.

Retirement Benefits
-------------------

The Borden Employees Retirement Income Plan ("ERIP") for salaried employees was amended as of January 1, 1987, to provide benefit credits of 3% of earnings which are less than the Social Security wage base. Earnings include annual incentive awards paid currently but exclude any long-term incentive awards. Benefits for service through December 31, 1986, are based on the plan formula then in effect and have been converted to opening balances under the plan. Both opening balances and benefit credits receive interest credits at one-year Treasury bill rates until the participant commences receiving benefit payments. For the year 1998, the interest rate was 5.46%. Benefits vest after completion of five years of employment for employees hired on or after July 1, 1990.

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

The total projected annual benefits payable under the formulas of the ERIP at age 65 without regard to the Section 415 or 401(a)(17) limits and recognizing supplemental pensions as described above, are as follows for the Named Executive Officers of the Company in 1998: W. H. Carter - $110,327, C. R. Kidder - $158,042, N. A. Reardon-$38,096, J. M. Saggese $343,026 (as of 12/31/99), and
W.F. Stoll - $53,005.

In addition, certain Executive Officers receive Company matching contributions on the first 7% of contributions to the Retirement Savings Plan. Company matching contributions on employee contributions in excess of 5% are provided under the supplemental plans. This benefit is not provided if the executive has any other pension benefit guarantee.

Compensation of Directors
-------------------------

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

Employment, Termination and Change in Control Arrangements
----------------------------------------------------------

Pursuant to a separation agreement dated November 7, 1997, with Douglas A. Smith, Former Chairman and CEO of Borden Foods Corporation and Executive Vice President of the Company, Mr. Smith continues to receive monthly payments until November 1, 1999, outplacement services, and the continuation of executive and other employee benefits and perquisites.

The Company has a special retirement arrangement with William F. Stoll, Jr., Senior VP and General Counsel. Under this arrangement the Company will calculate the benefit Mr. Stoll would have received from his former employer, using predetermined assumptions, and deduct from this amount the retirement benefits accrued under the Borden Retirement Programs. Any shortfall in benefits will be paid by the Company as a non-qualified benefit. Special provisions also apply in the event of death or disability.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

Messrs. Robbins and Stuart are members of the Company's Compensation Committee. Both are general partners of KKR Associates, L.P. See "Certain Relationships and Related Transactions". Mr. Kidder, Chairman and Chief Executive Officer of the Company, is also a member of the Compensation Committee.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
--------    ----------------------------------------
            OWNERS AND MANAGEMENT
            ---------------------

The following table sets forth certain information regarding the beneficial ownership of the Registrant's Common Stock and other equity securities issued by affiliated entities, as of March 12, 1999, by (a) persons known to the Registrant to be the beneficial owners of more than five percent of the outstanding voting stock of the Registrant, (b) each director of the Registrant,
(c) each of the Named Executive Officers of the Registrant during the 1998 fiscal year of the Registrant and (d) all directors and executive officers of the Registrant as a group. Except as otherwise noted, the persons named in the table below have sole voting and investment power with respect to all securities shown as beneficially owned by them.

      Name of                                                                Beneficial Ownership
  Beneficial Owner                                                           of Equity Securities
--------------------------------                                       ------------------------------
                                                                       Shares/Units           Percent
KKR Associates (1)                                                       198,974,994             100.0
   9 West 57th Street
   New York, New York 10019
C. Robert Kidder                                                                 (2)                 *
Henry R. Kravis (1)                                                               --                 *
George R. Roberts (1)                                                             --                 *
Clifton R. Robbins (1)                                                            --                 *
Scott M. Stuart (1)                                                               --                 *
Alexander Navab                                                                   --                 *
William H. Carter                                                                (2)                 *
Nancy A. Reardon                                                                 (2)                 *
Joseph M. Saggese                                                                (3)                 *
William F. Stoll, Jr.                                                            (2)                 *
All Directors and Executive Officers
   as a group (4)                                                            See (4)                 *

* Beneficial ownership does not exceed 1.0% of the respective class of securities.

(1) The Borden Common Stock shown as beneficially owned by KKR Associates is directly held by Borden Holdings, Inc., a Delaware corporation which is wholly owned by BW Holdings, LLC, a Delaware limited liability company, the managing member of which is a limited partnership, of which KKR Associates is the sole general partner and as to which it possesses sole voting and investment power. KKR Associates is also the beneficial owner of 632,000,000 units of BW Holdings, LLC. KKR Associates is a limited partnership of which Messrs. Edward A. Gilhuly, Perry Golkin, James H. Greene, Jr., Henry R. Kravis, Robert I. MacDonnell, Michael W. Michelson, Paul E. Raether, Clifton S. Robbins, George R. Roberts, Scott M. Stuart and Michael T. Tokarz are the general partners. Such persons may be deemed to share beneficial ownership of the shares shown as owned by KKR Associates. The foregoing persons disclaim beneficial ownership of any such shares.

(2) Units of BW Holdings, LLC are beneficially owned by these executive officers as follows: C.R. Kidder-369,569, W.H. Carter-84,337, N.A. Reardon-84,337, W.F. Stoll-60,240.

(3) Mr. Saggese beneficially owns 320,000 common shares of Borden Chemical Holdings, Inc. including 240,000 shares subject to currently exercisable options.

(4) Equity securities beneficially owned by all directors and executive officers as a group consist of: 634,627 units of BW Holdings, LLC; and 320,000 shares of Borden Chemical Holdings, Inc. including 240,000 shares subject to currently exercisable options. No director or executive officer owns directly any stock of the Registrant or options to acquire such stock.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------      ----------------------------------------------

All of the Company's common stock is owned by a holding company which is owned by an affiliate of KKR Associates, a New York limited partnership of which Messrs. Edward A. Gilhuly, Perry Golkin, James H. Greene, Henry R. Kravis, Robert I. MacDonnell, Michael W. Michelson, Paul E. Raether, Clifton S. Robbins, George R. Roberts, Scott M. Stuart and Michael T. Tokarz are the general partners. KKR Associates has sole voting and investment power with respect to such shares. Messrs. Kravis, Robbins, Roberts and Stuart are directors of the Company.

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

        1.    Financial Statements
              ____________________

              All financial statements of the registrant are set forth under
              Item 8 of this Report on Form 10-K.

        2.    Financial Statement Schedules
              _____________________________

              Report of Independent auditors (page 84)

              For the two years ended December 31, 1988: Schedule II-

                 Valuation and Qualifying Accounts (page 85)


        3.    Exhibits (page 86)

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Borden, Inc.


We have audited the consolidated financial statements of Borden, Inc. and subsidiaries (a wholly owned subsidiary of Borden Holdings, Inc.) as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 12, 1999; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Borden, Inc. and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Columbus, Ohio
February 12, 1999

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS:


                            Balance           Charged to                           Balance
                       December 31, 1997        Expense       Write-offs      December 31, 1998
                     ---------------------- ---------------- -------------- ----------------------
Allowance for
doubtful accounts            $ 9.4               $ 2.9          $ (1.9)            $ 10.4
-------------------- ---------------------- ---------------- -------------- ----------------------

                            Balance           Charged to                           Balance
                       December 31, 1996        Expense       Write-offs      December 31, 1997
                     ---------------------- ---------------- -------------- ----------------------
Allowance for
doubtful accounts            $11.7               $ 1.0          $ (3.3)             $ 9.4
-------------------- ---------------------- ---------------- -------------- ----------------------

EXHIBITS

              Management contracts, compensatory plans and arrangements are listed herein at Exhibits (10)(vii) through (10) (xvii).

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

                                  (10)(i)    Recapitalization Agreement, dated
                                             as of October 14, 1997, among
                                             Borden, Inc., a New Jersey
                                             corporation, Borden Decorative
                                             Products Holdings, Inc., a Delaware
                                             Corporation and an indirect wholly
                                             owned subsidiary of Borden, and
                                             BDPI Holdings Corporation, a
                                             Delaware corporation, incorporated
                                             herein by reference from Exhibit
                                             10(i) to the 1997 Form 10-K Annual
                                             Report.

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

                                    (iii)    364-Day Credit Agreement dated as
                                             of July 14, 1997, incorporated
                                             herein by reference to Exhibit
                                             10(iii) to the June 30, 1997, Form
                                             10-Q.

                                    (iv)     Stock Purchase and Merger Agreement
                                             dated as of May 22, 1997, among
                                             Mid-America Dairymen, Inc., BDH
                                             Two, Inc. and Borden, Inc.
                                             incorporated herein by reference to
                                             Exhibit 10(i) to the June 30, 1997,
                                             Form 10-Q.

                                    (v)      Stockholders Agreement, dated as of
                                             June 20, 1996, by and among Borden,
                                             Inc. and J. Brendan Barba, Paul M.
                                             Feeny, David MacFarland, Robert
                                             Cron, Kenneth J. Avia, Melanie K.
                                             Barba, John Powers, Lauren Powers,
                                             Carolyn Vegliante and Lawrence
                                             Noll, incorporated herein by
                                             reference to Exhibit 2 to Schedule
                                             13D, dated July 1, 1996. File No.
                                             005-37385.

                                    (vi)     Governance Agreement, dated as of
                                             June 20, 1996, between Borden, Inc.
                                             and AEP Industries Inc.,
                                             incorporated herein by reference to
                                             Exhibit 5 to Schedule 13D, dated
                                             July 1, 1996, File No. 005-37385.

                                    (vii)    Amended and Restated 1996 Unit
                                             Incentive Plan for Key Employees of
                                             Borden, Inc. and Associated
                                             Persons.

                                    (viii)   Descriptions of 1997 Management
                                             Incentive Plans for (a) BCMP; (b)
                                             Borden Foods; and (c) Borden
                                             Chemical, incorporated by reference
                                             to Exhibit 10(xiv) to the 1997 Form
                                             10-K Annual Report.

                                    (ix)     Descriptions of 1998 Management
                                             Incentive Plans for BCMP and Borden
                                             Chemical.

                                    (x)      1994 Management Incentive Plan
                                             incorporated by reference to
                                             Exhibit 10(iv) to the 1993 Form
                                             10-K Annual Report.

                                    (xi)     Amendment to 1994 Management
                                             Incentive Plan, incorporated by
                                             reference to Exhibit 10(xii) to the
                                             Company's 1995 Form 10-K Annual
                                             Report.

                                    (xii)    1994 Stock Option Plan incorporated
                                             by reference to Exhibit 10(v) to
                                             the 1993 Form 10-K Annual Report.

                                    (xiii)   Executive Supplemental Pension Plan
                                             Amended and Restated as of January,
                                             1996.

                                    (xiv)    Advisory Directors Plan,
                                             incorporated herein by reference
                                             from Exhibit 10(viii) to the 1989
                                             Form 10-K Annual Report.

                                    (xv)     Advisory Directors Plan Trust
                                             Agreement, incorporated herein by
                                             reference from Exhibit 10(ix) to
                                             the 1988 Form 10-K Annual Report.

                                    (xvi)    MANAGEMENT AGREEMENTS

                                             (a) Agreement with R. L. de Ney,
                                             incorporated herein by reference to
                                             Exhibit 10 to the June 30, 1998
                                             Form 10-Q.

                                             (b) Employment Agreement with W. F.
                                             Stoll, Jr., dated June 6, 1996,
                                             incorporated by reference to
                                             Exhibit 10(vi) to the June 30, 1996
                                             Form 10-Q.

                                             (c) Summary of Terms of Employment
                                             for D.A. Smith, incorporated by
                                             reference to Exhibit 10(xx)(i) to
                                             the 1996 Form 10-K Annual Report.

                                             (d) Agreement with D.A. Smith dated
                                             November 6, 1997, incorporated by
                                             reference to Exhibit 10(xxiii)(k)
                                             to the 1997 Form 10-K Annual
                                             Report.


                                    (xvii)   Executive Perquisite Benefits Plan
                                             dated January 1, 1996, incorporated
                                             by reference to Exhibit 10(xxiv) to
                                             the 1995 Form 10-K Annual Report.

                                    (xviii)  Consulting Agreement dated August
                                             21, 1995, incorporated herein by
                                             reference to Exhibit 10 to the
                                             September 30, 1995, Form 10-Q.

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

(b)   Reports on Form 8-K
      ___________________

No reports on Form 8-K were filed by the Company during the fourth quarter of 1998.

                                   SIGNATURES



           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         BORDEN, INC.

                         By /s/ William H. Carter
                           -----------------------------------------
                         William H. Carter, Executive Vice President
                         and Chief Financial Officer
                         (Principal Financial and Principal Accounting Officer)


Date:  March 30, 1999


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on the date set forth above.


Signature                                      Title

      /s/ C. Robert Kidder
-----------------------------------     Chairman of the Board and
       (C. Robert Kidder)               Chief Executive Officer

      /s/ Henry R. Kravis
-----------------------------------     Director
       (Henry R. Kravis)

     /s/ George R. Roberts
-----------------------------------     Director
      (George R. Roberts)

     /s/ Clifton S. Robbins
-----------------------------------     Director
      (Clifton S. Robbins)

     /s/ Scott M. Stuart
-----------------------------------     Director
      (Scott M. Stuart)

     /s/ Alexander Navab
-----------------------------------     Director
      (Alexander Navab)

BORDEN FOODS HOLDINGS CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS IN THE PERIOD ENDED
DECEMBER 31, 1998

































                                      BFHI

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
         And Shareholder of Borden Foods Holdings Corporation


We have audited the accompanying consolidated balance sheets of Borden Foods Holdings Corporation and subsidiaries (a wholly owned subsidiary of Borden Foods Holdings, LLC) as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Borden Foods Holdings Corporation and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP

Columbus, Ohio
February 12, 1999

                                      BFH2

---------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS

BORDEN FOODS HOLDINGS CORPORATION

(In thousands, except per share and share amounts)            Year ended December 31,
                                                        1998           1997           1996
----------------------------------------------------------------------------------------------
Net sales                                            $   706,088    $ 1,751,683    $ 1,949,841
Cost of goods sold                                       393,062      1,026,214      1,195,672
                                                     -----------    -----------    -----------

Gross margin                                             313,026        725,469        754,169
                                                     -----------    -----------    -----------

Distribution expense                                      44,947         96,760        106,612
Marketing expense                                        211,430        430,938        546,360
General & administrative expense                          69,185        116,208         93,157
Gain on divestiture of businesses                       (243,845)       (68,067)          --
Business realignment                                       9,003          3,794         27,817
                                                     -----------    -----------    -----------

Operating income (loss)                                  222,306        145,836        (19,777)
                                                     -----------    -----------    -----------

Interest expense                                           2,475         26,065         34,359
Interest income                                          (20,293)        (3,409)       (23,407)
Other expense, net                                         2,013          3,458            851
                                                     -----------    -----------    -----------

Income (loss) before income tax                          238,111        119,722        (31,580)
Income tax expense (benefit)                              54,175         59,453        (16,347)
                                                     -----------    -----------    -----------

Net income (loss)                                        183,936         60,269        (15,233)

Affiliate's share of income                             (142,033)       (73,446)          --
                                                     -----------    -----------    -----------

Net income (loss) applicable to common shares        $    41,903    $   (13,177)   $   (15,233)
                                                     ===========    ===========    ===========


Basic and diluted earnings (loss) per common share   $   419,030    $  (131,770)   $  (152,330)

Average number of common shares outstanding
  during the year                                            100            100            100


----------------------------------------------------------------------------------------------------

See accompanying Notes to the Consolidated Financial Statements.

                                     BFH 3

-------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS

BORDEN FOODS HOLDINGS CORPORATION

(In thousands)
                                                             December 31,
ASSETS                                                     1998         1997
-------------------------------------------------------------------------------

CURRENT ASSETS
     Cash and equivalents                                $ 300,104    $  28,736
     Accounts receivable (less allowance for doubtful
       accounts of $1,391 and $4,821, respectively)         47,339      138,751
     Other receivables                                      12,513       21,526
     Inventories:
       Finished and in-process goods                        42,933      112,669
       Raw materials and supplies                           26,853       43,112
     Deferred income taxes                                  24,181       41,290
     Amounts due from affiliates                             2,130        8,768
     Other current assets                                   11,076       41,282
                                                         ---------    ---------
                                                           467,129      436,134


OTHER ASSETS                                                 9,138        9,477


PROPERTY AND EQUIPMENT
     Land                                                   10,879       19,199
     Buildings                                              44,094       64,908
     Machinery and equipment                               147,720      208,504
                                                         ---------    ---------
                                                           202,693      292,611
     Less accumulated depreciation                         (59,535)     (50,878)
                                                         ---------    ---------
                                                           143,158      241,733

INTANGIBLES
     Goodwill                                               15,658       85,297
     Trademarks and other intangibles                      110,987      221,478
                                                         ---------    ---------
                                                           126,645      306,775
                                                         ---------    ---------

TOTAL ASSETS                                             $ 746,070    $ 994,119
                                                         =========    =========

--------------------------------------------------------------------------------

See accompanying Notes to the Consolidated Financial Statements.

                                     BFH 4

-------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS

BORDEN FOODS HOLDINGS CORPORATION

(In thousands, except per share and share amounts)
                                                               December 31,
LIABILITIES AND SHAREHOLDER'S EQUITY                       1998         1997
--------------------------------------------------------------------------------
CURRENT LIABILITIES
        Debt payable within one year                     $   6,824    $  22,087
        Loans due to affiliates                               --         27,914
        Accounts and drafts payable                         55,847       98,718
        Income tax payable                                   5,418       30,158
        Other amounts due to affiliates                      2,948        6,020
        Accrued customer allowances                         19,600       32,106
        Other current liabilities                          116,349      123,706
                                                         ---------    ---------
                                                           206,986      340,709

OTHER LIABILITIES
        Long-term debt payable to affiliates                  --         47,616
        Other long-term debt                                 2,602        5,438
        Deferred income taxes                               38,823       20,317
        Other long-term liabilities                         22,899       30,173
                                                         ---------    ---------
                                                            64,324      103,544

        Commitments and Contingencies (See Note 18)

SHAREHOLDER'S EQUITY
        Common stock - $0.01 par value; 100 shares
          authorized, issued, and outstanding                 --           --
        Shareholder's investment in affiliates              60,824      203,297
        Paid in capital                                    390,988      401,057
        Accumulated translation adjustments                 (8,106)     (43,639)
        Retained earnings (deficit)                         31,054      (10,849)
                                                         ---------    ---------
                                                           474,760      549,866
                                                         ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY               $ 746,070    $ 994,119
                                                         =========    =========

-------------------------------------------------------------------------------
See accompanying Notes to the Consolidated Financial Statements.



                                     BFH 5

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS

BORDEN FOODS HOLDINGS CORPORATION

(In thousands)                                                   Year ended December 31,
                                                             1998         1997        1996
------------------------------------------------------------------------------------------------
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES
     Net income (loss)                                    $ 183,936    $  60,269    $ (15,233)
     Adjustments to reconcile net income (loss)
     to net cash (used in) from operating activities:
       Depreciation                                          13,422       37,342       36,351
       Amortization                                           3,887        9,644        9,724
       Deferred tax provision                                11,301       22,442         --
       Gain on divestiture of businesses                   (243,845)     (68,067)        --
       Business realignment                                   9,003       (1,000)      27,817
     Net change in assets and liabilities:
       Trade receivables                                     49,564       13,672        6,607
       Other receivables                                      8,054       (2,963)       3,021
       Inventories                                           21,394       44,194      (15,738)
       Trade payables                                       (16,600)     (46,645)      (6,136)
       Accrued customer allowances                          (11,006)     (40,341)         903
       Current tax payable                                  (24,912)      17,022       12,383
       Other current assets and liabilities                 (78,707)     (21,954)       4,274
       Other long-term assets and liabilities                (6,927)      (2,774)       5,614
       Other, net                                             7,248      (13,778)     (15,944)
                                                          ---------    ---------    ---------
                                                            (74,188)       7,063       53,643
                                                          ---------    ---------    ---------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
     Capital expenditures                                   (37,952)     (35,153)     (49,901)
     Proceeds from the sale of fixed assets                  15,852       11,915         --
     Proceeds from the divestiture of businesses            733,226      145,067       13,480
     Acquisition of assets from Borden                         --           --         (5,323)
                                                          ---------    ---------    ---------
                                                            711,126      121,829      (41,744)
                                                          ---------    ---------    ---------

CASH FLOWS (USED IN) FINANCING ACTIVITIES
     Net short-term debt payments                           (15,263)       6,380       (7,818)
     Repayment of loans due to affiliates                   (27,914)     (19,133)        --
     Repayment of long-term debt payable to affiliates      (47,616)    (119,374)        --
     Repayment of other long-term debt                       (2,572)      (1,263)      (3,929)
     Distribution to affiliate                             (272,205)        --           --
     Management contribution                                   --           --          5,323
     Other changes in Shareholder's Equity /
        Owner's Investment                                     --           --        (21,776)
                                                          ---------    ---------    ---------
                                                           (365,570)    (133,390)     (28,200)
                                                          ---------    ---------    ---------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                 271,368       (4,498)     (16,304)

CASH AND EQUIVALENTS AT BEGINNING
  OF YEAR                                                    28,736       33,234       49,538
                                                          ---------    ---------    ---------

CASH AND EQUIVALENTS AT END
  OF YEAR                                                 $ 300,104    $  28,736    $  33,234
                                                          =========    =========    =========

--------------------------------------------------------------------------------
See accompanying Notes to the Consolidated Financial Statements.


                                     BFH 6

--------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS  (continued)

BORDEN FOODS HOLDINGS CORPORATION

(In thousands)                                                          For the year ended December 31,
                                                                         1998      1997         1996
--------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash paid:
           Interest                                                    $ 3,619    $45,640      $ 13,510
           Income Taxes                                                 67,614     19,989         6,525


     Non-cash activity:
           Issuance of Class B units in exchange for notes
                of principal unitholder (See Note 1)                              $20,000     $ 345,900

           Interest on notes of principal unitholder (See Note 8)                                 8,878

           Issuance of notes payable to finance purchase
                of Foods' assets (See Note 1)                                                   166,990

           Management contribution (See Note 1)                                                   5,323

           Acquisition of Foods' net assets (See Note 1)                          (20,000)     (345,900)

           Minority interest (See Note 6)                           $ (142,033)   (73,446)

           Affiliate's share of income (See Note 6)                    142,033     73,446

--------------------------------------------------------------------------------------------------------

See accompanying Notes to the Consolidated Financial Statements.


                                     BFH 7

-----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

BORDEN FOODS HOLDINGS CORPORATION

(In thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                         |--- Owner's Investment -------|          Shareholder's  Retained  Accumulated
                                            Intercompany   Intercompany   Paid in  Investment     Earnings  Translation
                                                Balances      Loans       Capital  in Affiliate   (Deficit) Adjustments     Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1996                     $ 876,713   $ (130,950)   $      -   $       -    $       -  $    921     $  746,684

-----------------------------------------------------------------------------------------------------------------------------------

Net loss prior to September 30, 1996             (17,561)                                                                   (17,561)
Net income subsequent to October 1, 1996                                                             2,328                    2,328
Foreign currency translation adjustments                                                                      (5,312)        (5,312)
                                                                                                                         ----------
COMPREHENSIVE INCOME                                                                                                        (20,545)
                                                                                                                         ==========
Net collections made by Borden on
  Foods behalf                                     8,604                                                                      8,604
Net transfer of balances to Foods from                                                                                            -
  Borden and affiliates                          (76,242)                                                                   (76,242)
Translation adjustments and other                                                                                                 -
Short-term borrowings from Borden                307,500                                                                    307,500
Repayments of short-term borrowings             (224,600)                                                                  (224,600)
Other intercompany changes                       (33,000)                                                                   (33,000)
Intercompany dividend to affiliate               (89,016)      89,016                                                             -

Recapitalization:
  Management contribution                         (5,323)                               5,323                                     -
  Issuance of Class B units in exchange
   for notes of principal unitholder            (345,900)                 264,900      81,000                                     -
  Excess of owner's investment over
    recapitalization                            (114,022)                 114,022                                                 -
  Equity income in affiliate                      (1,536)                               1,536                                     -
  Issuance of notes payable to finance
    purchase of Foods' net assets               (166,990)                                                                  (166,990)
  Amounts due to/from affiliate                  (81,930)      41,934                                                       (39,996)
  Deferred taxes                                 (36,697)                                                                   (36,697)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                   $       -   $        -    $378,922   $  87,859    $   2,328  $ (4,391)    $  464,718
-----------------------------------------------------------------------------------------------------------------------------------

Net income                                                                                          60,269                   60,269
Foreign currency translation adjustments                                                                     (39,248)       (39,248)
                                                                                                                         ----------
COMPREHENSIVE INCOME                                                                                                         21,021
                                                                                                                         ==========
Reallocation of consideration from BFC
  to Investment LP                                                        (40,710)     40,710                                     -
Affiliate's share of income                                                            74,728      (73,446)                   1,282
Increase in tax basis related to adjustment                                                                                       -
  of purchase price allocation                                             67,383                                            67,383
Other                                                                      (4,538)                                           (4,538)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                   $       -   $        -    $401,057   $ 203,297    $ (10,849) $(43,639)    $  549,866
-----------------------------------------------------------------------------------------------------------------------------------

Net income                                                                                         183,936                  183,936
Foreign currency translation adjustments                                                                      (4,409)        (4,409)
Reclassification adjustment                                                                                   39,942         39,942
                                                                                                                         ----------
COMPREHENSIVE INCOME                                                                                                        219,469
                                                                                                                         ==========
Reallocation of consideration to BFC
  from Investment LP                                                       12,301     (12,301)                                    -
Affiliate's share of income                                                           142,033     (142,033)                       -
Distribution to affiliate                                                            (272,205)                             (272,205)
Decrease in tax basis related to
  finalization of purchase price allocation                               (24,314)                                          (24,314)
Contribution from affiliate                                                 1,944                                             1,944
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                   $       -   $        -    $390,988   $  60,824    $  31,054  $ (8,106)    $  474,760
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to the Consolidated Financial Statements.

                                     BFH 8

BORDEN FOODS HOLDINGS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)



1.  BACKGROUND

In September 1994, Borden, Inc. ("Borden") entered into a merger agreement providing for the acquisition ("Acquisition") of all of Borden's outstanding common stock by affiliates of Kohlberg Kravis Roberts & Co. ("KKR"). The Acquisition was completed on March 14, 1995. Borden, a public registrant as a result of public debt that was outstanding prior to the Acquisition, elected not to apply push down accounting in its consolidated financial statements and as such Borden's financial statements (including Borden Foods through October 1,
1996) are reported on Borden's historical cost basis. As discussed in the basis of presentation, the accompanying financial statements have been prepared on a purchase accounting basis from the date of KKR's acquisition of Borden.

In 1996, Borden Foods Corporation ("BFC") was formed for the purposes of acquiring and operating certain of Borden's food businesses ("Foods"). Borden Foods Holdings Corporation ("Foods Holdings"), a wholly owned subsidiary of Borden Foods Holdings, LLC ("LLC"), owns approximately 98% of BFC; the remaining interest in BFC is owned directly by the LLC. LLC is controlled by BW Holdings, LLC. BFC Investments LP (the "Investment LP"), which is owned by BFC and LLC, was formed for the purposes of acquiring, holding, and sub-licensing certain trademarks associated with the operation of Foods. In certain circumstances (see
Note 6), allocation of income and gains may differ from the ownership percentages indicated.

In connection with the formation of Foods Holdings, LLC issued approximately
73.6 million Class B units in exchange for $368,100 of notes from BW Holdings, LLC. In addition, LLC issued approximately 1.1 million Class A units to certain management employees of BFC in exchange for cash of $5,323. LLC transferred notes of $256,345 to Foods Holdings in exchange for 100 shares of common stock. Foods Holdings used the notes to acquire a 98% interest in BFC. LLC contributed $5,323 of cash to BFC in exchange for the remaining 2% interest in BFC.

Effective October 1, 1996, Borden, in a taxable transaction, sold Foods and certain trademarks to BFC and Investment LP, respectively, for $570,000 less assets transferred plus liabilities assumed. The purchase price was based on an independent valuation of Foods. There was no change in the book basis of Foods' assets and liabilities as of October 1, 1996 because the sale was between related parties and Borden's principal stockholders will continue to control BFC. BFC issued $166,990 of long-term debt (see Note 10) along with nominal cash and interest to finance the purchase of Foods' net assets (excluding trademarks). As a result of the sale, Foods Holdings has fully and unconditionally guaranteed obligations under Borden's Credit Agreement and all of Borden's publicly held debt on a pari passu basis (see Note 10).

In a series of transactions in 1996 and 1997, BFC used $255,288 of consideration to purchase a 70% interest in Investment LP and LLC used $109,409 of consideration to acquire a 30% interest in Investment LP. Investment LP transferred $371,447 of consideration to Borden in exchange for Foods' trademarks. As a result of transactions concluded in 1998, including a transfer of tax basis from BFC to Investment LP, shareholder's investment in affiliate was increased $28,409.


                                      BFH9

2.  NATURE OF OPERATIONS

BFC is a manufacturer and distributor of a variety of food products worldwide, including pasta, pasta sauce, soups and bouillon. At December 31, 1998, BFC's operations included 11 production facilities, 4 of which are located in the United States. The remaining facilities are located primarily in Canada and Europe.


3.  BASIS OF PRESENTATION

As a result of the financial guarantee and in accordance with Regulation S-X rule 3-10, Borden is required to include in its filings with the Securities and Exchange Commission separate financial statements for Foods Holdings as if it were a registrant. The accompanying financial statements were prepared on a purchase accounting basis, which allocates approximately $750,000, plus cash retained, less debt assumed, of the KKR purchase price to Foods. The purchase price has been allocated to tangible and intangible assets and liabilities of Foods based on independent appraisals and management estimates.

Prior to October 1, 1996, Foods was managed as a division of Borden. Under this structure, Borden incurred various costs related to Foods, which included corporate and administrative expenses (see Note 8). The allocation of these costs, as well as intercompany purchases and sales, cash infusions and withdrawals, and other transactions are reflected in Shareholder's Equity/Owner's Investment through September 30, 1996. In connection with the formation of Foods Holdings and the October 1, 1996 sale, the net assets of Foods Holdings have been recapitalized to reflect the resulting capital structure.

The financial statements include the accounts of Foods Holdings after elimination of material intercompany accounts and transactions. Minority interest reflects the consolidation of international operations in which BFC owns more than a 50% interest but less than a 100% interest. Minority interest is included in other long-term liabilities in the accompanying balance sheet. The portion of BFC and Investment LP directly owned by LLC is recorded in Shareholder's Investment in Affiliates.


4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in the accompanying financial statements are the accruals for trade and consumer promotions, reserves for expenses on businesses sold, allocation of tax basis between Investment LP and BFC, litigation, general insurance liabilities, and corporate allocations. Actual results could differ from those estimates.

REVENUE RECOGNITION - Net sales are generally recognized when products are shipped to customers. Reserves for estimated returns, allowances and consumer and trade discounts are established when revenues are recognized.

ADVERTISING AND PROMOTION COSTS - Production costs of future media advertising are expensed on the first air-date or print release date of the advertising. All other advertising costs are charged to marketing expense as incurred. Advertising costs were $10,130, $42,648 and $56,411 in 1998, 1997 and 1996, respectively. Promotion expenses are generally expensed ratably over the year in relation to revenues or other performance measures. Promotion costs were $152,037, $277,032 and $354,060 in 1998, 1997 and 1996, respectively.

                                      BFH10

RESEARCH AND DEVELOPMENT COSTS - Significant funds are committed to the research and development of new, innovative products that are expected to contribute to operating profits in future years. All cost associated with research and development are charged to expense as incurred. Research and development costs were $18,643, $17,704 and $21,867 in 1998, 1997 and 1996, respectively.

CASH AND EQUIVALENTS - Cash and equivalents consist of highly liquid investments purchased with an original maturity of three months or less. Included in cash equivalents are overnight investments with Borden (see Note 8).

INVENTORIES - Finished goods inventories are stated at the lower of cost or market with cost being determined using the average cost and first-in, first-out methods. Raw materials are stated at actual costs.

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

INTANGIBLES - The excess of purchase price over the value of net tangible assets of Foods is carried as intangibles in the balance sheet. Trademarks and patents are amortized on a straight-line basis over the shorter of their legal or useful lives; goodwill is amortized on a straight-line basis over 40 years. Accumulated amortization of intangibles was $14,672 and $29,092 at December 31, 1998 and 1997, respectively.

IMPAIRMENT - BFC periodically evaluates the recoverability of property, equipment and intangibles by assessing whether the net book value of the assets can be recovered through expected future cash flows (undiscounted and before interest) of the underlying business. The amount of impairment loss is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

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

FOREIGN CURRENCY TRANSLATIONS - The local currency is the functional currency for international subsidiaries and, as such, assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Income and expenses are translated at average exchange rates prevailing during the year. Translation adjustments resulting from changes in exchange rates are reported as a separate component of shareholder's equity. BFC realized net foreign exchange losses of $1,773, $2,442 and $622 in 1998, 1997 and 1996, respectively.

RECLASSIFICATION ADJUSTMENTS WITHIN COMPREHENSIVE INCOME - Adjustments shall be made to reflect comprehensive income items that are included in net income during the current period. The reclassification adjustment in 1998 represents the accumulated translation adjustment recognized on the sale of the KLIM and Belgium Foods businesses.


                                      BFH11

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

UNITS AND UNIT APPRECIATION RIGHTS ("UAR") - The Financial Accounting Standards Board ("FASB") issued SFAS No. 123, Accounting for Stock-Based Compensation, which was adopted for disclosure only by Foods Holdings, effective January 1, 1996. As permitted by SFAS No. 123, Foods Holdings will continue to apply its current accounting policy of the intrinsic value method under Accounting Principles Board Opinion No. 25 and will include the additional disclosures required by SFAS No. 123.

PER SHARE INFORMATION - Basic and diluted earnings or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the year ended December 31, 1998 and 1997 and the period from October 1, 1996 to December 31, 1996, and assuming these shares were outstanding for the nine month period ended September 30, 1996.

RECENTLY ISSUED ACCOUNTING STATEMENTS - Recently, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. SFAS No. 133 is effective for both interim and annual periods beginning after June 15, 1999. Foods Holdings is currently considering the impact of this pronouncement.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on the capitalization of costs incurred for computer software developed or obtained for internal use. BFC has adopted SOP 98-1 as of January 1, 1999, with an estimated impact of approximately $1,325 in costs being capitalized that would have been expensed prior to adoption.

RECLASSIFICATION - Certain prior year amounts have been reclassified to conform with the 1998 presentation.


                                      BFH12

5.  BUSINESS REALIGNMENT

RESTRUCTURING OF ALIGNED BUSINESSES

In December 1996, management approved the closure of five domestic pasta plants in order to reduce its SKU complexity and manufacturing capacity. A pre-tax charge of $27,817 had been provided in 1996 to write down the facilities to their net realizable value, based upon third-party estimates of fair value. Additional pre-tax charges of $3,794, primarily for severance, pension settlements and other employee related benefits, were recorded in 1997. In 1998, the loss was decreased by $2,646, as net proceeds from the sale of facilities were greater than previously estimated. During 1997, three facilities were sold for proceeds of approximately $10,000. Another facility, as well as the machinery and equipment at the remaining facility, was sold for proceeds of approximately $15,892 in 1998. The remaining facility was sold on January 5, 1999 for proceeds of $2,424.

On September 17, 1998, BFC announced the closing of the Tolleson, Arizona pasta plant due to the consolidation of production into other pasta facilities and recorded pre-tax charges of $16,300. These charges included (a) $8,195 non-cash charge to write down the facility to its net realizable value, (b) $6,118 fair market value adjustment of an inventory purchase commitment (recorded in cost of goods sold), and (c) $1,987 for severance, pension settlements and other employee related benefits.

As of December 31, 1998 and 1997, reserves related to the restructuring of aligned businesses of $7,570, primarily for an inventory purchase commitment, and $1,487, respectively, remained in other current liabilities. It is anticipated that the remaining balance will be disbursed by the end of fiscal 1999.


DIVESTED BUSINESSES

In March 1997, BFC announced its intention to sell certain businesses from its current portfolio, which were not considered to be aligned with its grain-based meal solution strategy. Among the unaligned businesses were the milk powder, sweetened condensed milk, reconstituted lemon juice, candy popcorn and processed cheese businesses.

On December 31, 1997, BFC and Investment LP completed the sale of the domestic Cracker Jack candy popcorn business to Recot, Inc., a subsidiary of Frito-Lay which is a Texas based unit of PepsiCo, Inc., and the domestic FunCheese business to Mid-America Dairymen, Inc., a dairy marketing co-op headquartered in Missouri.

On January 24, 1998, BFC and Investment LP completed the sale of the Signature Flavor business to Eagle Family Foods, Inc. a newly formed entity managed by GE Investments and Warburg, Pincus & Co. LLC. Signature Flavor grocery brands included Eagle Brand, Cremora, ReaLemon, Kava, and None Such.

On February 12, 1998, BFC and Investment LP completed the sale of the KLIM business, including the KLIM milk powder business in Latin America and Asia, the non-dairy coffee creamer operations in South Africa and the ice cream business in Puerto Rico, to Nestle, S.A. An estimated after tax loss from the sale was recorded in 1997.

On May 22, 1998, BFC completed the sale of Borden Foods Puerto Rico, Inc., a Puerto Rican foods distributor. BFC and Investment LP also completed the sale of Belgium Foods to Meroso Invest N.V. on November 13, 1998.

                                      BFH13

The proceeds, gains and taxes related to the divestitures in 1998 and 1997 were as follows:
-------------------------------------------------------------------------------

            DIVESTED BUSINESS                  PROCEEDS                 PRE-TAX GAIN (LOSS)
            -----------------                  --------                 -------------------
                                          1998          1997             1998          1997
                                          ----          ----             ----          ----
            Cracker Jack & FunCheese                   $ 145,067        $   7,385     $  52,972
            Signature Flavor             $ 376,500                        209,447
            KLIM                           339,882                         32,700        15,095
            Borden Foods Puerto Rico         8,844                           (683)
            Belgium Foods                    8,000                         (5,004)
                                      ------------  ------------     -------------    ---------
                 TOTAL                   $ 733,226     $ 145,067        $ 243,845     $  68,067
                                      ============  ============

                                                     TAX EXPENSE          (55,247)      (34,821)
                                                                     ------------     ---------
                                                  AFTER TAX GAIN        $ 188,598     $  33,246
                                                                     =============    =========

------------------------------------------------------------------------------

The unaligned businesses generated a combined operating loss of $323 from net trade sales of $119,802 in 1998 and combined operating income of $115,218 and $50,390 from net sales of $1,027,542 and $1,140,921 in 1997 and 1996, respectively.

During 1998 and 1997, BFC established reserves of $134,811 and $15,210, respectively, for work-force reductions, closure of facilities, selling and legal fees, contract terminations, transition services and other costs related to the divestiture of unaligned businesses. Of the 1998 amount, $19,317 related to non-cash charges associated with remaining assets to be sold.

Activities related to divestiture reserves during 1998 and 1997, which were recorded as other current liabilities, were as follows:
------------------------------------------------------------------------------

                                                                          Business &        Selling,
                                                        Work-Force       Contractual         Legal &
                                                      Reductions(1)     Obligations(2)       Other(3)          TOTAL
                                                     ----------------- ----------------- ---------------- -----------------
Provided on December 31, 1997                                $  1,515          $  2,867        $  10,828         $  15,210

Provided                                                       23,682            47,430           44,382           115,494
Utilized                                                      (17,087)          (13,426)         (33,406)          (63,919)
Other(4)                                                       (1,000)           (1,800)          (2,093)           (4,893)
                                                     ----------------- ----------------- ---------------- -----------------

Balance at December 31, 1998                                 $  7,110         $  35,071        $  19,711         $  61,892
                                                     ================= ================= ================ =================

-------------------------------------------------------------------------------
(1) Includes severance and other employee related benefits.
(2) Includes charges related to the termination of leases, distributor arrangements, and other contractual agreements.
(3) Includes selling and legal fees, facility closings, and other miscellaneous costs.
(4) Changes in estimates.

-------------------------------------------------------------------------------
                                     BFH14

6.  AFFILIATE'S SHARE OF INCOME

In accordance with Investment LP's limited partnership agreement with BFC and LLC, the first allocation of a trademark gain is to BFC's priority return, which is a return of 10% per annum, cumulative and compounded annually on BFC's net capital contributions. The allocation of the remaining gain, computed on a tax basis, is 10% to BFC and 90% to LLC.

Primarily in association with the divestitures of the candy popcorn, domestic processed cheese, Signature Flavor and KLIM businesses, LLC was allocated an affiliate's share of income (see accompanying consolidated statements of operations) of $142,033 and $73,446 in 1998 and 1997, respectively. During the second quarter of 1998, a $272,205 distribution of a portion of the sale proceeds was made to LLC.


7.  CHANGE IN ACCOUNTING ESTIMATE

BFC reduced accruals corresponding to trade spending by approximately $5,700 and $18,300 during 1998 and 1997, respectively. These accruals had been provided in earlier years for anticipated customer settlements in the ordinary course of business. Due to a concerted effort to improve the management of trade spending, the settlements have been significantly lower than management had previously estimated.

Of the adjusted amounts, approximately $1,500 in 1998 and $15,200 in 1997 related to BFC's divested businesses, which were sold at the end of 1997 and during the first quarter of 1998. The remaining $4,200 in 1998 and $3,100 in 1997 relate to ongoing operations. The income recognized for the change in estimates is included in marketing expense.


8.  RELATED PARTIES

Borden and a subsidiary of Borden provide certain administrative services to BFC at negotiated fees. These services include processing of payroll, active and retiree group insurance claims, administration of workers' compensation claims (through June 1997), securing insurance coverage for catastrophic claims, and information systems support. BFC reimburses the Borden subsidiary for payments for general disbursements, group insurance (through June 1997), and post-employment benefit claims. The amount owed by BFC for reimbursement of payments, services, and other liabilities was $2,935 and $4,746 as of December 31, 1998 and 1997, respectively.

Effective July 1, 1997, BFC procured its own group insurance coverage. By agreement, Borden has retained the obligation for active group insurance claims incurred in 1996 and paid in 1997. Subsequent to January 1, 1997, BFC is funding all group insurance claims incurred.

Eligible U.S. employees are provided employee pension benefits under the Borden domestic pension plan to which BFC contributes, and can participate in the Borden retirement savings plan. BFC has recognized expenses associated with these benefits, certain of which are determined by Borden's actuary. The liabilities for these obligations are included in BFC's financial statements.


                                     BFH15

The following summarizes the affiliate charges in 1998, 1997 and 1996:
-------------------------------------------------------------------------------

                                               Year ended December 31,
                                     ------------------------------------------
                                        1998             1997           1996
                                        ----             ----           ----
     Employee benefits                $   3,365      $     8,385      $   4,931
     Group and general insurance          4,688            3,875         12,947
     Administrative services             12,984           16,363         16,728
                                      ---------        ---------      ---------
                                      $  21,037        $  28,623      $  34,606
                                      =========        =========      =========

-------------------------------------------------------------------------------

BFC performs certain administrative services on behalf of other Borden affiliates. These services include sales administration, promotion, purchasing and research and development. BFC charged these affiliates $1,122, $1,749 and $2,105 for such services in 1998, 1997 and 1996, respectively. BFC also sold certain merchandise to Borden affiliates totaling $119, $4,506 and $7,625 in 1998, 1997 and 1996, respectively. The receivable for services, merchandise sales, and other transactions related to the purchase of Foods' assets was $505 and $8,768 at December 31, 1998 and 1997, respectively.

BFC invests cash not used in operations with Borden. BFC's investment balance was $277,591 and $15,043 at December 31, 1998 and 1997, respectively. The funds are invested overnight earning a rate set by Borden that generally approximates money market rates. BFC earned interest income of $19,423, $516 and $7,318 on these funds during 1998, 1997 and 1996, respectively. Amounts receivable for interest were $1,625 and $0 at December 31, 1998 and 1997, respectively.

Gross interest of $8,878 was recorded in the 1996 statement of operations relating to notes due from BW Holdings, an LLC affiliate which were contributed to Foods Holdings on July 2, 1996, and which were contributed to Borden in connection with purchase of Foods on October 1, 1996.

Borden continues to provide executive, financial and strategic management to BFC for which it charges an annual fee of $1,000.


9.  DEBT

Debt outstanding at December 31, 1998 and 1997 consisted of the following:
-------------------------------------------------------------------------------

                                                            1998                                    1997
                                            -------------------------------------   -------------------------------------
                                                                      Due                                     Due
                                                                    within                                  within
                                               Long-term           one year            Long-term           one year
                                            -----------------  ------------------   ----------------   ------------------
     Borrowings under loan agreement
       with Borden, Inc. (see Note 10)                                               $       47,616
     Loans due to affiliates (see Note 10)                                                              $         27,914
     Domestic bank loans                                                                                             537
     Foreign bank loans                                         $          6,824              2,639               21,550
     Industrial Revenue Bonds                $         2,602                                  2,799
                                             ----------------  ------------------   ----------------   ------------------
       Total debt                            $         2,602    $          6,824     $       53,054     $         50,001
                                             ================  ==================   ================   ==================


                                     BFH16

The foreign bank loans bear interest at rates ranging from 3% to 14.4%. Fixed assets with a net book value of $7,314 and $8,040 at December 31, 1998 and 1997, respectively, have been pledged as collateral on these loans. The Industrial Revenue Bonds do not bear interest.

Maturities of debt for the next five years are as follows:

------------------------------------------------------------------------------

                1999                         $   6,824
                2000                               -
                2001                               325
                2002                               325
                2003                               650
                Thereafter                       1,302
                                             ---------
                                             $   9,426
                                             =========

------------------------------------------------------------------------------


10.  AFFILIATED CREDIT FACILITIES

As a result of the October 1, 1996 transaction, BFC issued $166,990 in long-term notes to Borden. Effective January 1, 1997, the interest rate on the long-term notes to Borden was changed from 12% to 10.3%. The loan principal outstanding on the long-term notes was $47,616 at December 31, 1997 and was paid off in February 1998. Interest expense on the long term notes was $575, $19,558 and $19,621 in 1998, 1997 and 1996, respectively.

During 1996, BFC entered into a loan agreement to borrow funds from Borden under a revolving loan facility. The revolving loan facility provided for borrowings up to $250,000 at a variable interest rate equal to prime. Effective December 30, 1997, the revolving loan facility was reduced to $50,000 with a maturity date of December 31, 1998. The loan agreement was renewed through November 30, 1999. Borrowings with three days notice and outstanding at least 30 days incurred interest at Borden's cost of funds for 30 day LIBOR plus 0.25%. Same day borrowings incurred interest at the prime rate. There was no outstanding balance under the revolving loan facility as of December 31, 1998 and 1997. A commitment fee based on a variable rate tied to Borden's leverage is charged on the unused portion of the revolving loan facility. Commitment fees charged on the unused portion of the revolving facility were $52, $416 and $816 for 1998, 1997 and 1996, respectively. By agreement with Borden, 1996 interest and commitment fees under the notes were calculated as if the notes were outstanding as of January 1, 1996. Amounts payable for such charges were $13 and $1,274 as of December 31, 1998 and 1997 respectively.

Cash balances in international businesses, which are not repatriated to the U.S., can be loaned to other Borden affiliates at a variable rate for generally a 90 day period. Net lendings or borrowings by international businesses are included in loans due from or to affiliates. At December 31, 1997 net short term loans due to international affiliates were $27,914 at a weighted average variable rate of 6.7%. BFC did not have any short term loans due from or to international affiliates as of December 31, 1998. Interest expense on these short term loans was $807, $6,022 and $10,319 in 1998, 1997 and 1996, respectively.

During 1998, Borden's Credit Agreement was restructured, as a result of sales of certain businesses in accordance with the terms of the Credit Agreement. The $950,000 five-year revolver (maturing July 13, 2002) was reduced to $895,000, of which $764,600 (net of $130,400 in lines of credit) was available as of December 31, 1998, and the $50,000 364-day convertible revolver was canceled. Foods Holdings has fully and unconditionally guaranteed obligations under Borden's

                                     BFH17

Credit Agreement and all of Borden's publicly held debt on a pari passu basis. As an affiliated guarantor, Foods Holdings' liability shall not exceed the greater of its outstanding affiliated borrowings or 95% of its adjusted net assets while Borden or any other obligated parties have obligations outstanding. Borden's outstanding credit facility and public borrowings amounted to approximately $547,745 and $783,480 at December 31, 1998 and 1997, respectively. In connection with this guarantee, Foods Holdings charges Borden an annual fee of $1,050.

The Credit Agreement, as amended, contains covenants that significantly limit or prohibit, among other things, Foods Holdings and its subsidiaries' ability to incur indebtedness, make prepayments of certain indebtedness, pay dividends, engage in transactions with affiliates, create liens, make changes in its business or control of Foods Holdings, sell assets, engage in mergers and consolidations, and use proceeds from asset sales and certain debt and equity issuances. In addition, the Credit Agreement requires that Food Holdings limit its capital expenditures to certain specified amounts and maintain other financial ratios, including a minimum ratio of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) to interest expense and a maximum ratio of total debt to EBITDA.


11.  LEASES

BFC leases warehouse space, production facilities, office space and vehicles. The future minimum lease payments under these operating lease agreements for the years ending December 31 are as follows:

--------------------------------------------------------------------------------

                                                                 Non-
                                          Affiliated          Affiliated
                                       ----------------     ----------------
                       1999             $        2,008       $        1,954
                       2000                      2,120                1,554
                       2001                      2,232                  442
                       2002                      2,343                  245
                       2003                      1,645                  214
                       Thereafter                                       368
                                       ----------------     ----------------
                                       $        10,348       $        4,777
                                       ================     ================

-------------------------------------------------------------------------------


Total rental expense for operating leases was $4,232, $8,272 and $8,402 for the years ended December 31, 1998, 1997 and 1996, respectively, which includes $1,747, $2,912 and $2,930 for affiliated leases.


12.  INCOME TAXES

Effective October 1, 1996, Foods Holdings is recognized as a separate legal entity for U.S. Federal income tax purposes. Prior to such time, Foods was included with Borden in determining taxable income and all U.S. tax payments were made by Borden. Provisions for income taxes and deferred tax assets and liabilities were determined as though Foods Holdings filed separate U.S. Federal and state corporate income tax returns. Domestic income tax assets and liabilities determined on a separate return basis are included in Shareholder's Equity/Owner's Investment prior to October 1, 1996.

As stated in Note 3, the accompanying financial statements reflect the assets of Foods on a purchase accounting basis from December 31, 1994. The tax basis of Foods' net assets was not affected by the December 1994 KKR acquisition.


                                     BFH18

Deferred tax assets and liabilities at September 30, 1996 reflect the differences between the purchase accounting book basis and the ongoing tax basis of Foods' net assets.

As a result of the October 1, 1996 purchase, the tax basis of Foods Holdings' net assets was increased to reflect the purchase price of $550,000 less assets transferred plus liabilities assumed. The book basis of Foods' net assets did not change as a result of the October 1, 1996 transaction, as the sale was between related parties and Borden's principal stockholders continued to control Foods Holdings. Deferred tax assets and liabilities were adjusted at October 1, 1996 to reflect the change in the tax basis. The net adjustment of $23,126 was included in Shareholder's Equity/Owner's Investment in accordance with Emerging Issues Task Force 94-10, "Accounting by a Company for the Income Tax Effects of Transactions among or with Its Shareholders under FASB Statement No. 109".

Upon finalization of the valuation and purchase price allocation in September 1997, an additional $20,000 of notes held by Investment LP were transferred to Borden. In 1998 and 1997, the initial capitalization and tax basis was reallocated from BFC to Investment LP resulting in additional domestic tax basis. These changes had no impact on the 1998, 1997 or 1996 tax provision. However, the additional domestic tax basis resulted in an increase in deferred tax assets and Shareholder's Equity of $43,069.

Income tax provision (benefit) for the years ended December 31, 1998, 1997 and 1996, consisted of the following:
------------------------------------------------------------------------------

                                                       1998        1997         1996
                                                       ----        ----         ----
 Current:
   Federal                                            $ 32,675    $ 23,050    $ 14,020
   State and local                                       6,167       4,314       2,543
   Foreign                                               4,032       9,647       6,942
                                                      --------    --------    --------
                                                        42,874      37,011      23,505
                                                      --------    --------    --------
 Deferred:
    Federal                                           $ 10,361      14,829     (15,156)
    State and local                                      1,740       2,778      (2,840)
    Foreign                                               (800)      4,835         524
                                                      --------    --------    --------
                                                        11,301      22,442     (17,472)
                                                      --------    --------    --------

Total non-affiliated provision                          54,175      59,453       6,033

Domestic benefit included in Shareholder's Equity /
     Owner's Investment                                   --          --       (22,380)
                                                      --------    --------    --------
                                                      $ 54,175    $ 59,453    $(16,347)
                                                      ========    ========    ========

------------------------------------------------------------------------------


The domestic and foreign components of income (loss) before income taxes were as follows:

-------------------------------------------------------------------------------

                                   1998             1997              1996
                                   ----             ----              ----
Domestic                         $ 241,604          $  78,825         $ (64,051)
Foreign                             (3,493)            40,897            32,471
                                 ---------          ---------         ---------
     Total                       $ 238,111          $ 119,722         $ (31,580)
                                 =========          =========         =========

-------------------------------------------------------------------------------

                                     BFH19

The following table reconciles the maximum statutory U.S. Federal income tax rate multiplied by income before taxes to the recorded income tax expense (benefit):

--------------------------------------------------------------------------------

                                                1998         1997         1996
                                                ----         ----         ----
U.S. Federal income tax at statutory rate      $ 83,339    $ 41,903    $(11,053)
State income tax expense, net of Federal          5,140       4,610      (2,488)
Divestiture tax differential                    (39,304)     13,195        --
Foreign rate differentials                        4,454        (555)     (3,899)
Other                                               546         300       1,093
                                               --------    --------    --------
Income tax expense (benefit)                   $ 54,175    $ 59,453    $(16,347)
                                               ========    ========    ========

--------------------------------------------------------------------------------
The net current and noncurrent components of deferred income taxes recognized in the balance sheet at December 31, 1998 and 1997 were as follows:
--------------------------------------------------------------------------------

                                                       1998               1997
                                                       ----               ----
Net current assets                                   $ 24,181          $ 41,290
Net noncurrent liabilities                            (38,823)          (20,317)
                                                     --------          --------
Net asset (liability)                                $(14,642)         $ 20,973
                                                     ========          ========

--------------------------------------------------------------------------------
Temporary differences are associated with the financial statements' assets and liabilities shown in the table below. Deferred income tax assets and liabilities have been recorded at December 31, 1998 and 1997 as follows:
-------------------------------------------------------------------------------

                                                        1998              1997
                                                        ----              ----
     ASSETS:
     Non-pension post-employment                      $  3,736         $  3,619
     Coupon accrual                                      1,886              284
     Incentive compensation                               --              4,882
     Divestiture reserves                               24,105           34,402
     Other                                                 788            3,851
     Loss carryforwards                                  4,747            5,173
                                                      --------         --------
     Gross deferred tax assets                          35,262           52,211
     Valuation allowance                                (4,747)          (5,173)
                                                      --------         --------
                                                        30,515           47,038
     LIABILITIES:
     Property and equipment                             22,967           25,242
     Trademarks and other intangibles                   20,883              823
     Other                                               1,307             --
                                                      --------         --------
                                                        45,157           26,065
                                                      --------         --------
     NET  ASSET (LIABILITY)                           $(14,642)        $ 20,973
                                                      ========         ========
--------------------------------------------------------------------------------

                                     BFH20

Foods Holdings recorded valuation allowances of $4,747 and $5,173 at December 31, 1998 and 1997, respectively, for the foreign net operating losses, which expire through 2003, due to uncertainty as to whether the deferred tax asset is realizable. The decrease from 1997 is due to the utilization and expiration of operating loss carryforwards relating to operations in Belgium, Costa Rica and Italy.


13.  PENSION AND OTHER BENEFIT PLANS

Most employees of BFC participate in foreign and domestic pension plans. For most salaried employees, benefits under these plans generally are based on compensation and credited service. For most hourly employees, benefits under these plans are based on specified amounts per year of credited service.

Pension benefits to eligible U.S. employees are provided under the Borden domestic pension plan to which BFC contributes. BFC has assumed an actuarially-determined portion of Borden's net pension liability; however, this amount is considered to be an amount due to affiliate since Borden retains the legal obligation for these benefits. Amounts payable by BFC for its portion of the net pension liability were $7,910 and $7,764 as of December 31, 1998 and 1997, respectively, which were recorded in other long-term liabilities.

BFC provides certain health and life insurance benefits for eligible domestic retirees and their dependents. The costs of these benefits are accrued as a form of deferred compensation earned during the period that employees render service. Benefits are funded on a pay-as-you-go basis.

Participants who are not eligible for Medicare are provided with the same medical benefits as active employees, while those who are eligible for Medicare are provided with supplemental benefits. The postretirement medical benefits are contributory for retirements after 1983. The postretirement life insurance benefit is noncontributory.

BFC also provides certain post-employment benefits, primarily medical and life insurance benefits for long-term disabled employees, to qualified former or inactive employees. The cost of benefits provided to former or inactive employees after employment, but before retirement, are accrued when it is probable that a benefit will be provided. The amounts of such charges are not considered significant.


                                     BFH21

A reconciliation of the changes in Borden's domestic pension plan and other postretirement (or post-employment) plans' benefit obligations and fair value of assets over the two-year period ended December 31, 1998, and statements of the funded status as of December 31, 1998 and 1997 were as follows:

--------------------------------------------------------------------------------

                                                                   BORDEN                               BFC
                                                              PENSION BENEFIT                      OTHER BENEFITS
                                                            1998            1997                1998            1997
                                                            ----            ----                ----            ----
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                    $  345,035      $  400,458           $   8,032       $  11,307
Service cost                                                    5,623           7,146                  15              38
Interest cost                                                  24,269          27,275                 744             812
Plan participants' contributions                                    -               -                 330             175
Actuarial loss (gain)                                           5,889          18,368                 491            (548)
Benefits paid                                                 (43,407)        (51,155)             (2,309)         (1,124)
Amendments                                                      1,575             498                   -               -
Divestitures                                                        -         (58,017)                  -          (2,628)
Curtailments                                                        -             462                   -               -
                                                       --------------- ---------------     --------------- ---------------
Benefit obligation at end of year                          $  338,984      $  345,035           $   7,303       $   8,032
                                                       --------------- ---------------     --------------- ---------------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year             $  385,151      $  393,625                   -               -
Actual returns on plan assets                                 (12,708)        100,698                   -               -
Employer contributions                                         13,670               -           $   1,979       $     949
Plan participants' contributions                                    -               -                 330             175
Benefits paid                                                 (43,407)        (51,155)             (2,309)         (1,124)
Divestitures                                                        -         (58,017)                  -               -
                                                       --------------- ---------------     --------------- ---------------
Fair value of plan assets at end of year                   $  342,706      $  385,151           $       0       $       0
                                                       --------------- ---------------     --------------- ---------------

FUNDED STATUS
Funded status at end of year                               $    3,722      $   40,116           $  (7,303)      $  (8,032)
Unrecognized net actuarial loss (gain)                         10,936         (35,744)               (131)           (705)
Unrecognized prior service cost                                 3,732           2,619                   -               -
                                                       --------------- ---------------     --------------- ---------------
Prepaid (accrued) benefit cost at end of year              $   18,390      $    6,991           $  (7,434)      $  (8,737)
                                                       =============== ===============     =============== ===============

--------------------------------------------------------------------------------

The assumptions used in the measurement of the benefit obligations of Borden for the domestic pension plan and of BFC for other postretirement (or post-employment) plans were as follows:

--------------------------------------------------------------------------------


                                                                   BORDEN                               BFC
                                                              PENSION BENEFIT                      OTHER BENEFITS
                                                              ---------------                      --------------
WEIGHTED AVERAGE ASSUMPTIONS AS OF
  DECEMBER 31,                                              1998            1997                1998            1997
                                                            ----            ----                ----            ----
Discount rate                                              6.75%           7.25%               6.75%           7.25%
Expected rate of return on plan assets                     8.00%           8.25%                N/A             N/A
Rate of compensation increase                              4.25%           4.38%                N/A             N/A

--------------------------------------------------------------------------------

                                     BFH22

For measurement purposes, health care costs are assumed to increase 7.67% in 1999. The rate was assumed to decrease gradually until 2004 to a 4.75% annual increase for both pre-65 and post-65 benefits.

The components of net periodic benefit costs for the Borden domestic pension plan and other postretirement (or post-employment) plans provided by BFC for the years ended December 31, 1998, 1997 and 1996 were as follows:
--------------------------------------------------------------------------------

                                                             BORDEN                                      BFC
                                                         PENSION BENEFIT                           OTHER BENEFITS
                                                         ---------------                           --------------
                                                  1998         1997        1996              1998        1997       1996
                                                  ----         ----        ----              ----        ----       ----
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                      $  5,623   $   7,146   $   7,233          $    15     $     38   $   24
Interest cost                                       24,269      27,275      27,371              744          812      762
Expected return on plan assets                     (26,693)    (30,929)    (32,535)               -            -        -
Amortization of prior service cost                     281         288         288                -            -        -
Recognized net actuarial loss (gain)                     -           -        (147)              43           52       25
Settlement / Curtailment loss (gain)                (1,419)      1,528           -             (147)         401        -
                                               ------------ ----------- -----------       ----------  ----------- --------
Net periodic benefit cost                         $  2,061   $   5,308   $   2,210           $  655     $  1,303   $  811
                                               ============ =========== ===========       ==========  =========== ========

--------------------------------------------------------------------------------

Amounts charged to Foods for participation in the Borden domestic pension plan were $855 (including a curtailment gain of $905 due to the divestiture of the Signature Flavor business), $5,660 (including a curtailment loss and settlement loss of $862 and $2,474, respectively, due to the divestiture of the domestic candy popcorn and cheese businesses), and $1,764 for the years ended December 31, 1998, 1997 and 1996, respectively.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rates would have the following effects:

-------------------------------------------------------------------------------

                                                                   1% INCREASE   1% DECREASE
                                                                   -----------   -----------
Effect on total service cost and interest cost components
  of net periodic health care benefit cost                            $  54        $  (48)

Effect on the health care component of the accumulated
  benefit obligation                                                    509          (452)

--------------------------------------------------------------------------------

                                     BFH23

Certain employees of BFC participate in a Canadian pension plan. A reconciliation of the changes in the Canadian pension plan's benefit obligations and fair value of assets over the two-year period ended December 31, 1998, and statements of the funded status as of December 31, 1998 and 1997 were as follows:
--------------------------------------------------------------------------------

                                                                  BFC
                                                            PENSION BENEFIT
                                                            ---------------
                                                          1998            1997
                                                          ----            ----
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                  $ 17,428      $ 15,984
Service cost                                                  369           256
Interest cost                                               1,090         1,215
Actuarial loss                                              1,282         1,827
Benefits paid                                              (1,521)       (1,143)
Reorganization of Plan                                      3,562          --
Adjustment for change in exchange rates                    (1,230)         (711)
                                                         --------      --------
Benefit obligation at end of year                        $ 20,980      $ 17,428
                                                         --------      --------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year           $ 22,419      $ 21,104
Actual returns on plan assets                               1,307         3,456
Benefits paid                                              (1,521)       (1,143)
Reorganization of Plan                                      2,899          --
Adjustment for change in exchange rates                    (1,578)         (998)
                                                         --------      --------
Fair value of plan assets at end of year                 $ 23,526      $ 22,419
                                                         --------      --------

FUNDED STATUS
Funded status at end of year                             $  2,546      $  4,991
Unrecognized net actuarial loss                             2,357            60
Unrecognized prior service cost                                 5             6
                                                         --------      --------
Net amount recognized                                    $  4,908      $  5,057
                                                         ========      ========

--------------------------------------------------------------------------------

The assumptions used in the measurement of BFC's benefit obligation for the Canadian pension plan were as follows:

--------------------------------------------------------------------------------

                                                               BFC
                                                         PENSION BENEFIT
                                                         ---------------
WEIGHTED AVERAGE ASSUMPTIONS AS OF
  DECEMBER 31,                                         1998            1997
                                                       ----            ----
Discount rate                                         6.00%           6.75%
Expected rate of return on plan assets                7.00%           7.75%
Rate of compensation increase                         3.00%           3.75%

--------------------------------------------------------------------------------

                                     BFH24

The components of net periodic benefit costs for BFC's Canadian pension plan for the years ended December 31, 1998, 1997 and 1996 were as follows:

-------------------------------------------------------------------------------

                                                             BFC
                                                       PENSION BENEFIT
                                                       ---------------
                                                1998         1997         1996
                                                ----         ----         ----
COMPONENTS OF NET PERIODIC BENEFIT COST
Service Cost                                  $   369      $   256      $   206
Interest Cost                                   1,090        1,215        1,213
Expected Return On Plan Assets                 (1,676)      (1,844)      (1,860)
Amortization Of Prior Service Cost                  1            1         --
Recognized Net Actuarial Loss                    --           --            241
                                              -------      -------      -------
Net Periodic Benefit Cost                     $  (216)     $  (372)     $  (200)
                                              =======      =======      =======

-------------------------------------------------------------------------------


Certain employees of BFC participate in other international pension plans. These other international pension plans have not been included in the notes to the consolidated financial statements as they are not considered material.

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


14.  RETIREMENT SAVINGS PLAN

Eligible salaried and hourly non-bargaining U.S. employees of BFC may contribute to a Borden sponsored retirement savings plan. BFC provides a 50% matching contribution up to 5% of an employee's pay (7% for certain longer service salaried employees). Amounts incurred by BFC for matching contributions were $1,522, $2,084 and $2,319 for the years ended December 31, 1998, 1997 and 1996, respectively.


15.  DERIVATIVE FINANCIAL INSTRUMENTS

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

In accordance with current accounting standards, gains and losses arising from contracts that hedge future transactions are deferred until the related transactions occur. Those arising from contracts that hedge existing transactions (i.e., outstanding payables denominated in foreign currency), are recorded currently in income and offset the gains and losses that occur as

                                     BFH25
exchange rates change. The cash flows from forward contracts accounted for as hedges of identifiable transactions are classified consistent with the cash flows from the transaction being hedged.

At December 31, 1998 and 1997 BFC had $16,005 and $95,941 of notional value, respectively, of forward foreign currency exchange contracts outstanding. These contracts are part of a worldwide program to minimize foreign currency exchange operating income and balance sheet exposure. The unsecured contracts mature within 12 months and are executed, by an affiliate, with banks. BFC is exposed to credit loss in the event of non-performance by the other parties to the contracts. BFC evaluates the creditworthiness of the counterparties' financial condition and does not expect default by the counterparties.


16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the notional amount and fair value, based on dealer quotes, of BFC's financial instruments at December 31, 1998 and 1997. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The carrying amounts of cash and cash equivalents, accounts receivable and payable, accrued liabilities and debt are considered reasonable estimates of their fair values.


-------------------------------------------------------------------------------

                                                                 1998                           1997
                                                      ----------------------------   -------------------------

                                                        Notional         Fair          Notional         Fair
                                                         Amount         Value           Amount         Value
DERIVATIVES RELATING TO:
   Foreign currency contracts - gains                                                  $ 41,478       $ 2,187
   Foreign currency contracts - losses                    $ 16,005        $ (319)        54,463        (3,014)
                                                      -------------  ------------    ----------     ----------
                                                          $ 16,005        $ (319)      $ 95,941       $  (827)
                                                      =============  ============    ==========     ==========

-----------------------------------------------------------------------------

As discussed in Note 10, Foods Holdings guarantees obligations under Borden's Credit Agreement and all of Borden's outstanding publicly held debt on a pari passu basis. Management does not expect these guarantees to have a material adverse effect on the financial position of Foods Holdings. Fair value was not assigned to these guarantees due to the complexity of the arrangements and the absence of the expected funding and market for these financial instruments.


17.  UNIT INCENTIVE PLAN

In 1996, a Unit Incentive Plan ("Incentive Plan") was formed which provides for the granting of options, UAR's, units and other unit-based equity interests in LLC to key employees of BFC and associated persons at the discretion of the Board of Directors of BFC.

During 1996, LLC sold 1,080,000 Class A units to certain management employees of BFC under the Incentive Plan. The Class A units are generally restricted as to transfer and allow for LLC, at its discretion, to repurchase the units, upon

                                     BFH26
certain conditions including termination of the unitholders' employment, prior to full vesting after five years. LLC sold an additional 20,000 Class A units during 1997 and repurchased 603,000 and 81,000 Class A units from management during 1998 and 1997, respectively. Class A units outstanding at December 31, 1998 and 1997 were 416,000 and 1,019,000, respectively.

In 1999, LLC sold 302,000 Class C units to certain management employees. The Class C units are generally restricted as to transfer and allow for LLC, at its discretion, to repurchase the units, upon certain conditions including termination of the unitholders' employment, prior to full vesting after five years.

Under the Incentive Plan, BFC issued Unit Appreciation Rights (UAR's) to the unitholders. The UAR entitles the unitholder to receive an amount in cash equal to the excess of the market price (as defined in the UAR agreement) of the Class A or Class C unit over the exercise price of the UAR. The UAR's vest ratably over five years and expire upon certain events, including termination of the unitholders' employment, but in no case to exceed ten years. Four UAR's were issued for each Class A unit purchased: one UAR with an exercise price of $10 per unit and three UAR's with an exercise price of $20 per unit. During 1998, the exercise prices were revalued to $5.85 and $15.85, respectively. Four UAR's with an exercise price of $8 per unit were issued for each Class C unit purchased.

At December 31, 1998 there were 416,000 UAR's outstanding (166,400 exercisable) with an exercise price of $5.85 and 1,248,000 UAR's outstanding (499,200 exercisable) with an exercise price of $15.85. The weighted-average remaining contractual life of the UAR's outstanding was approximately 7 years as of December 31, 1998.

Since the exercise price exceeds the underlying value of the UAR's, no compensation expense was recorded in relation to the issuance of UAR's in 1998, 1997 or 1996.

As the UAR's are settled in cash, the change in value of the UAR's is accounted for under the liability method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Due to the cash nature of the award, treatment under SFAS No. 123, "Accounting for Stock Based Compensation," would be synonymous with APB No. 25 and accordingly, no fair market value disclosures are applicable.


18.  COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

In July 1995, a Fresno, California jury returned a verdict against Foods for wrongful termination of a tomato packing agreement. In granting the award for lost profits to Helm Tomatoes, Inc., the jury found that while the business had a legal right to terminate the agreement, it was estopped from doing this by an oral representation made by a former employee. BFC established a reserve in other current liabilities of $14,500 for the verdict, interest and legal costs. On March 31, 1998, the court granted BFC's motion for a new trial concluding, among other things, that the misconduct of the plaintiff's counsel permeated the trial resulting in prejudice to BFC and the evidence of damages was insufficient. In early 1999, BFC and Helm Tomatoes, Inc. reached agreement to settle the claim with payments from BFC of $3,300 in May 1999 and $3,400 in May 2000.

BFC is involved in certain other legal proceedings arising through the normal course of business. Management is of the opinion that the final outcomes of such proceedings should not have a material impact on BFC's results of operations or financial position.

                                     BFH27

INVENTORY COMMITMENTS AND RISKS

Raw materials, such as semolina and tomatoes account for a high percentage of BFC's total production costs. BFC purchases a major portion of these materials under market sensitive supply contracts, and therefore BFC's operating results are subject to short term fluctuations in these raw material market prices. Because of the highly competitive and price sensitive nature of the markets in which BFC operates, BFC's ability to pass these raw material price increases through to the customer is limited and often depends upon BFC's competitors raising their prices as well.


19.  YEAR 2000 (UNAUDITED)

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

The Year 2000 efforts are divided into three categories: (1) ERP - business systems being replaced by new enterprise-wide system implementation, (2) Non-ERP
- business systems that will not be replaced by the new enterprise-wide system implementation, including non-information technology systems such as plant process controls, and (3) Third Parties - external suppliers and customers.

ERP - The comprehensive new enterprise-wide system being implemented by BFC will replace most business and accounting systems. The enterprise-wide system versions are warranted by the vendor to be Year 2000 compliant by utilizing a four digit standard, including PeopleSoft, Vista and I2. Due to the relative complexity and importance of the business and accounting systems to ongoing operations, the new enterprise-wide system implementation will address the significant majority of BFC's internal Year 2000 risk. Implementation of the new system is underway and expected to be completed no later than June 30, 1999.

Non-ERP - BFC plans to substantially complete the remediation of systems not to be replaced by the enterprise-wide system in 1998. For these systems which will not to be replaced by the enterprise-wide implementation, Phase I is complete, Phase II is substantially complete, and Phase III has begun. BFC expects to complete system remediation and all system testing activities by June 30, 1999.

Third Parties - The Year 2000 Program also includes procedures to assess the risks related to suppliers and customers. As a result of initial inquiries, supplier and customer responses have been received. These responses will be evaluated and appropriate procedures will be performed to determine the extent to which BFC may be vulnerable to such parties' failure to resolve their own Year 2000 issues. Efforts related to suppliers and customers, including development of contingency plans where appropriate, are targeted for completion by June 30, 1999. Although BFC's systems do not rely significantly on systems of other companies, BFC cannot provide assurance that failure of third parties to address the Year 2000 issue will not have an adverse impact on business operations and results.


                                     BFH28

Significant investments in an enterprise-wide information system and Year 2000 program expenses addressing non-compliance across all areas of the company will total approximately $43,200 by the year 2000. This amount consists of $33,900 for the enterprise-wide information system and $9,300 of total Year 2000 costs and write-offs. Year 2000 costs and write-offs are comprised of $4,900 for business remediation, $2,800 for other related areas and program management, and $1,600 in write-offs of non-compliant hardware and systems. As of December 31, 1998, BFC has incurred expense and capital of $20,647 for the enterprise-wide system and $4,235 for Year 2000 compliance.

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


                                     BFH29

                   WISE HOLDINGS, INC. AND SUBSIDIARIES


                   CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF DECEMBER 31, 1998 AND 1997
                   AND FOR EACH OF THE THREE YEARS
                   IN THE PERIOD ENDED DECEMBER 31, 1998

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
      and Shareholder of Wise Holdings, Inc.


We have audited the accompanying consolidated balance sheets of Wise Holdings, Inc. and subsidiaries (a wholly owned subsidiary of BW Holdings LLC) as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wise Holdings, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Columbus, Ohio
February 12, 1999

WISE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

(Dollars in thousands)                                            1998                 1997                 1996
-------------------------------------------------------------------------------------------------------------------

Net sales                                                       $ 228,739            $ 242,176            $ 245,619
Cost of goods sold                                                142,153              150,316              161,124
                                                                ---------            ---------            ---------

Gross margin                                                       86,586               91,860               84,495

Distribution expense                                               28,662               27,501               25,864
Marketing expense                                                  36,781               39,459               45,715
General and administrative expense                                 19,181               21,247               15,462
Loss on divestiture of business                                       438
Restructuring expense                                               1,900
                                                                ---------            ---------            ---------

Operating (loss) income                                              (376)               3,653               (2,546)


Interest expense                                                      756                1,146                1,240
Interest income                                                      (257)                (290)                 (22)
Other expense (income)                                                161                 (331)                 307
                                                                ---------            ---------            ---------

(Loss) Income before income tax                                    (1,036)               3,128               (4,071)
Income tax (benefit) expense                                         (179)               1,292                 (490)
                                                                ---------            ---------            ---------

Net (loss) income                                               $    (857)           $   1,836            $  (3,581)
                                                                =========            =========            =========

PER SHARE DATA
Basic and diluted (loss) income per common share                $  (12.24)           $   26.23            $  (51.16)
Average number of common shares outstanding
  during the period                                                    70                   70                   70

-------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

WISE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1998 AND 1997

(Dollars in thousands)                                                  1998                1997
------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
    Cash and equivalents                                            $      2,610        $       3,604
    Accounts receivable (net of allowance for doubtful
    accounts of $1,971 and $2,498, respectively)                          22,181               23,131
    Affiliated receivables                                                    15                1,204
    Inventories:
      Finished goods                                                       4,045                4,621
      Raw materials and supplies                                           3,886                3,841
    Deferred income taxes, net                                             2,651                2,825
    Prepaid and other current assets                                       3,660                4,509
                                                                   ---------------      --------------
                                                                          39,048               43,735
                                                                   ---------------      --------------
PROPERTY AND EQUIPMENT
    Land                                                                   1,412                1,347
    Buildings and improvements                                             5,352                4,888
    Machinery and equipment                                               45,120               38,422
                                                                   ---------------      --------------
                                                                          51,884               44,657
    Less accumulated depreciation                                         19,769               15,575
                                                                   ---------------      --------------
                                                                          32,115               29,082
                                                                   ---------------      --------------
INTANGIBLES AND OTHER ASSETS
    Trademarks (net of accumulated amortization of $1,880 and
         $1,410, respectively)                                            16,931               17,401
    Other assets                                                             808                  889
                                                                   ---------------      --------------
                                                                          17,739               18,290
                                                                   ---------------      --------------

TOTAL ASSETS                                                        $     88,902         $    91,107
                                                                   ===============      ==============

------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

WISE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1998 AND 1997

(Dollars in thousands, except per share and share amounts)         1998                  1997
-------------------------------------------------------------- -------------- ----- ---------------

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
    Debt payable within one year                                  $      168            $       270
    Accounts and drafts payable                                       16,060                 12,570
    Affiliated payables                                                  463                  1,467
    Accrued liabilities                                               14,954                 15,735
                                                               --------------       ---------------
                                                                      31,645                 30,042
                                                               --------------       ---------------
OTHER LIABILITIES
    Long-term debt payable to Borden, Inc.                             5,000                  7,000
    Deferred income taxes, net                                         2,198                  2,522
    Non-pension postemployment benefit obligations                     9,513                  9,960
    Affiliated employee benefit obligations                            2,165                  1,817
    Other long-term liabilities                                          455                    371
    Minority interest                                                    218                    830
                                                               --------------       ---------------
                                                                      19,549                 22,500
                                                               --------------       ---------------
    Commitments and Contingencies (Note 11)
SHAREHOLDER'S EQUITY
    Common stock - $0.01 par value 70 shares authorized,
         issued and outstanding
    Preferred stock - $0.01 par value, 30 shares
         authorized, none issued and outstanding
    Paid in capital                                                   34,980                 34,980
    Retained earnings                                                  2,728                  3,585
                                                               --------------       ---------------
                                                                      37,708                 38,565
                                                               --------------       ---------------

TOTAL LIABILITIES AND SHAREHOLDER'S  EQUITY                      $    88,902            $    91,107
                                                               ==============       ===============

-------------------------------------------------------------- -------------- ----- ---------------

See Notes to Consolidated Financial Statements

WISE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

(Dollars in thousands)                                             1998                  1997                  1996
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
    Net income (loss)                                           $     (857)           $   1,836           $  (3,581)
    Adjustments to reconcile net income (loss) to net cash
    from operating activities:
      Depreciation and Amortization                                  6,031                6,555               6,225
      Provision (benefit) for deferred income taxes                   (150)              (1,455)              1,153
      Restructuring                                                  1,900
      Other non cash                                                   365                  960                 783
      Net change in assets and liabilities:
        Accounts receivable                                           (393)                (569)             (2,076)
        Affiliated receivables                                       1,189                1,778              (2,202)
        Inventories                                                   (461)                 959               1,526
        Prepaid and other current assets                               201                  297                 565
        Other assets                                                    81                  413                 851
        Accounts and drafts payable                                  4,922               (3,354)              1,982
        Affiliated payables                                         (1,004)                (696)              2,163
        Accrued liabilities                                         (2,605)               1,297                (586)
        Non-pension post-employment                                   (275)                  32                (125)
        Affiliated employee benefit obligations                        348                  570                 108
        Other long-term liabilities                                     84                  371
                                                               --------------       ---------------      ---------------
                                                                     9,376                8,994               6,786
                                                               --------------       ---------------      ---------------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
    Capital expenditures                                            (9,770)              (5,359)             (5,847)
    Proceeds on sale of equipment                                      189                  759                 474
    Purchase of business                                              (273)              (1,037)
    Purchase of subsidiary investment                                                                          (655)
    Divestiture of business                                          2,107
                                                               --------------       ---------------      ---------------
                                                                    (7,747)              (5,637)             (6,028)
                                                               --------------       ---------------      ---------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
    Management ownership                                              (521)                  95                 655
    Short-term borrowings                                              365                  742
    Repayment of short-term borrowings                                (467)                (472)
    Payment of affiliated long term debt                            (2,000)              (3,145)
    Other increases in owner's investment                                                                     1,013
                                                               --------------       ---------------      ---------------
                                                                    (2,623)              (2,780)              1,668
                                                               --------------       ---------------      ---------------

  Increase (decrease) in cash and equivalents                         (994)                 577               2,426
  Cash and equivalents at beginning of period                        3,604                3,027                 601
                                                               --------------       ---------------      ---------------
  Cash and equivalents at end of period                          $   2,610            $   3,604           $   3,027
                                                               ==============       ===============      ===============

------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

WISE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

(Dollars in thousands)                                                1998              1997              1996
------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
    Cash Paid:
      Interest                                                     $      581        $    1,474       $     999
      Taxes                                                               152

    Non-cash Activity:
      Exchange of accounts receivable for assets of business
                                                                           62               878
      Change in affiliated tax sharing arrangement                                          780
      Acquisition of Wise net assets                                                                    (44,345)
      Issuance of stock in exchange for notes of principal                                                34,200
         stockholder
      Issuance of note payable to finance purchase of Wise net                                            10,145
         assets


------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

WISE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                             INTER-
                                         COMMON              COMPANY         PAID IN        RETAINED
(Dollars in thousands)                   SHARES              ACCOUNT         CAPITAL        EARNINGS              TOTAL
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                                  $ 49,317                                             $ 49,317
--------------------------------------------------------------------------------------------------------------------------

Net loss through July 1, 1996                                 (5,330)                                              (5,330)

Net cash investment by owner                                   1,013                                                1,013

Recapitalization:

    Issuance of common stock              100                (34,200)        $34,200                                    -

    Issuance of debt to Borden Inc.                          (10,145)                                             (10,145)

    Management contribution                                     (655)                                                (655)

Net income from July 2, 1996                                                                 $1,749                 1,749
--------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                100                      -          34,200          1,749                35,949
--------------------------------------------------------------------------------------------------------------------------

Change in affiliated tax sharing
      arrangement                                                                780                                  780
Net income                                                                                    1,836                 1,836
--------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                100                                 34,980          3,585                38,565
--------------------------------------------------------------------------------------------------------------------------

Change in authorized
      shares outstanding                  (30)
Net (loss)                                                                                     (857)                 (857)
--------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                 70                                $34,980         $2,728              $ 37,708
--------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

WISE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for per share information)

1.    BACKGROUND

In September 1994, Borden, Inc. ("Borden") entered into a merger agreement that provided for the acquisition (the "Acquisition") of all of Borden's outstanding common stock by affiliates of Kohlberg Kravis Roberts & Co. ("KKR"). Borden elected not to apply push down accounting in its consolidated financial statements as a result of public debt that was outstanding prior to the acquisition, and as such Borden's financial statements, including Wise, are reported on Borden's historical cost basis. As discussed in the "Basis of Presentation," Wise's financial statements have been prepared on a purchase accounting basis from the date of KKR's acquisition of Borden. The effective date of the merger agreement was January 1, 1995 for accounting and financial statement presentation purposes.

Effective July 2, 1996, in a taxable transaction (the "Incorporation"), Borden sold its salty snacks business ("Wise operations") to BW Holdings LLC ("BWHLLC"), a KKR affiliate, for $45 million. The purchase price was based on an independent valuation of the business. There was no change in the financial reporting basis of the assets and liabilities as of July 2, 1996 from that described below under "Basis of Presentation" because Borden's principal stockholders will continue to exercise significant financial control over Wise. Wise fully and unconditionally guarantees obligations under Borden's credit facility and all of Borden's publicly held debt on a pari passu basis.
In connection with this guarantee, Wise receives an annual fee of $210.


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

On May 11, 1998 Wise sold its Caribbean Snacks, Inc. subsidiary, which had served as a distribution center throughout Puerto Rico and the Caribbean (See
Note 16 - - Business Acquisitions and Divestitures).


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

The consolidated financial statements of Wise Holdings, Inc. collectively include the financial position, operations and cash flows of Wise Holdings, Inc. and subsidiaries for the period of July 2, 1996 through December 31, 1998, and the salty snack business of Borden, Inc. for the period of January 1, 1996 through July 1, 1996.

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

As a profit center of Borden, essentially all treasury functions including financing for working capital and other cash needs were performed by Borden. For the year ended December 31, 1996, allocation of interest expense associated with this financing was not practical and therefore not included in these financial statements.

The consolidated financial statements include the accounts of Wise and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Wise remains a wholly owned subsidiary of BWHLLC.

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

Revenue Recognition
-------------------
Product revenues are recognized when products are shipped.

Advertising And Promotion Expense
---------------------------------
Production costs of future media advertising are expensed on the first airdate or print release date of the advertising. All other advertising and promotion expenses are expensed as incurred.

General Insurance
-----------------
Wise has insurance policies to cover potential losses and liabilities relating to workers' compensation, health and welfare claims, physical damage to property (other than autos), business interruption and comprehensive general, product and vehicle liability. However, many of these policies have deductibles of $100 and in most cases higher amounts. Losses are accrued for the estimated aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and Wise's experience.

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

Income Taxes
------------
Wise accounts for income taxes pursuant to Statement of Financial Accounting Standard ("SFAS") No. 109, Accounting for Income Taxes, which uses the liability method to calculate deferred income taxes. Subsequent to July 2, 1996, deferred income taxes are recorded to recognize the future effects of temporary differences which arise between financial statement assets and liabilities and their basis for income tax reporting purposes. Prior to July 2, 1996, Wise was included in Borden's consolidated tax return, and accordingly, income tax liabilities and assets determined on a separate return basis are included in equity in the accompanying financial statements.

Earnings Per Share
------------------
Basic and diluted earnings (loss) per common share at December 31, 1998 are computed by dividing net income by the weighted average number of common shares outstanding during the period ended December 31, 1998 and 1997, respectively. On April 24, 1998 the number of shares authorized and outstanding was reduced for administrative and tax purposes. The per share information for December 31, 1998, 1997 and 1996 is computed based on the adjusted shares outstanding. Basic and diluted earnings (loss) per common share at December 31, 1996 are computed assuming that the shares outstanding from July 2, 1996 to December 31, 1996 were outstanding for the entire period ended December 31, 1996. Options issued by subsidiaries that enable the holder to obtain stock of the subsidiary were not assumed exercised because they were anti-dilutive for the three years ending 1998. Wise has no other potentially dilutive securities.

Concentrations Of Credit Risk
-----------------------------
Financial instruments that potentially subject Wise to concentrations of credit risk consist principally of temporary cash investments, marketable securities, and accounts receivable. Wise invests its excess cash with Borden which in turn places temporary cash investments and marketable securities with high quality institutions and performs ongoing evaluations of the financial condition of the institutions. Wise, by policy, limits the amount of credit exposure to any one institution. Concentrations of credit risk with respect to accounts receivable are limited; however, a group of distributors generally under common control comprise approximately 21% of net trade sales. Though Wise generally does not require collateral or other security to support customer receivables, however under some circumstances Wise will obtain collateral to mitigate risk. Wise monitors its exposure to credit losses and maintains allowances for anticipated losses.

Impairment
----------
Periodically and as circumstances warrant Wise evaluates the recoverability of property, plant equipment and intangibles by assessing whether the carrying value can be recovered over its remaining useful life through expected future undiscounted cash flows. In the opinion of management, no such impairment existed at December 31,1998 and 1997.

Stock Options
-------------
The Financial Accounting Standards Board ("FASB") has issued SFAS No. 123, Accounting for Stock-Based Compensation. As permitted by SFAS No. 123, Wise will continue to apply its current accounting policy of the intrinsic value method under Accounting Principles Board Opinion No. 25 and will include the additional disclosures required by SFAS No. 123.

Use Of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates in Wise's financial statements are related to allowance for doubtful accounts, accruals for trade promotions, general and group insurance, income taxes, post-retirement benefits and asset lives. Actual results could differ from those estimates.

Reclassifications
-----------------
Certain prior year amounts have been reclassified to conform with the 1998 presentation.

Recently Issued Accounting Statements
-------------------------------------
In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Wise elected to defer implementation of this pronouncement until January 1, 1999. Wise estimates that internal costs approximating $600 will be eligible for capitalization in 1999 which are currently expensed as incurred.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard is effective for fiscal years beginning after June 15, 1999 and requires all derivatives be measured at fair value and recorded on a company's balance sheet as a asset or liability, depending upon the company's underlying rights or obligations associated with the derivative instrument. Wise is investigating the impact of this pronouncement, but does not expect it to have a material impact on the company's results of operations, financial position or cash flows.


4. ACCRUED LIABILITIES

Accrued liabilities at December 31 were as follows:

--------------------------------------------------------------------------------------
                                                       1998                 1997
                                                  ------------------------------------

Compensation                                        $   2,557            $   2,758
General insurance                                       5,292                5,627
Advertising and promotion                               3,772                3,591
Other                                                   3,333                3,759
                                                  ------------------------------------
Total                                                $ 14,954            $  15,735

--------------------------------------------------------------------------------------

5. AFFILIATED LONG-TERM DEBT

In conjunction with the Incorporation, Wise entered into a loan agreement (the "Loan Agreement") to borrow funds from Borden.

Revolving Loan
--------------
The Loan Agreement, as amended, provides for a revolving loan facility of up to $5 million maturing in November 1999, at a variable interest rate equal to Borden's cost of funds for 30 day LIBOR borrowings plus 0.25%. A commitment fee of 0.10% is paid on the unused portion of the revolving loan. Wise had no borrowings under the revolving agreement at December 31, 1998 and 1997.

Long-term Loan
--------------
The Loan Agreement, as amended, also provides for a $10.145 million term loan with a fixed interest rate of 11% maturing in November 2000, payable in full at the maturity date.

By agreement with Borden, interest charges and commitment fees for fiscal 1996 under the Loan Agreement were calculated as if the borrowings were outstanding from January 1, 1996. Interest charges under the Loan Agreement amounted to $756, $1,146 and $1,218 in 1998, 1997 and 1996 respectively.

The Loan Agreement contains certain restrictions on the activities of Wise and its subsidiaries, including restrictions on liens, the incidence of indebtedness, mergers and consolidations, sales of assets, investments, payment of dividends (requires prior approval from Borden, as creditor), changes in nature of business, prepayments of certain indebtedness, transactions with affiliates, capital expenditures, changes in control of the Company and the use of proceeds from asset sales.


6. RETIREMENT INCOME PLANS

Borden sponsors a defined contribution retirement savings plan in which eligible salaried and hourly non-bargaining employees may contribute up to 5% of their pay (7% of certain longer service salaried employees), which are generally matched 50% by Borden. Charges to operations for matching contributions for Wise employees under Borden's retirement savings plan for 1998, 1997 and 1996 amounted to $708, $726 and $466, respectively.

Most employees of Wise participate in pension plans sponsored by Borden or one of the union-sponsored plans. For most salaried employees, benefits under these plans generally are based on compensation and years of credited service. For most hourly employees, benefits under these plans are based on specified amounts per year of credited service.

A net pension asset or liability, which approximates the portion of the total pension assets or liabilities of Borden that relates to the employees of Wise, has been reflected in Wise's stand-alone balance sheets. The gross pension obligation was allocated to Wise based upon the actuarially determined obligation relating to Wise's employees. The pension expense allocated to Wise for Borden's plans was $556, $511 and $477 during 1998, 1997 and 1996, respectively.

Most Wise employees who are not covered by Borden's plans are covered by collectively bargained agreements, which are generally effective for five years. Under Federal pension law, there would be continuing liability to these pension trusts if Wise or Borden ceased all or most participation in any trust, and under certain other specified conditions. Operations were charged $218, $234, and $236 in 1998, 1997 and 1996, respectively, for payments to pension trusts on behalf of employees not covered by Borden plans.

Borden's funding of its pension plans equals or exceeds the minimum funding requirements imposed by Federal and foreign laws and regulations.

For informational purposes, the funded status of the Borden plan on a purchase accounting basis, at December 31 is as follows:

                                                                            BORDEN INC.
                                                                           Pension Benefit
---------------------------------------------------------------------------------------------------

CHANGE IN BENEFIT OBLIGATIONS                                        1998                  1997
                                                               ------------------------------------
Benefit obligation at beginning of year                              $345,035             $400,458
Service cost                                                            5,623                7,146
Interest cost                                                          24,269               27,275
Actuarial loss                                                          5,889               18,368
Benefits paid                                                         (43,407)             (51,155)
Amendments                                                              1,575                  498
Divestitures                                                                -              (58,017)
Curtailments                                                                -                  462
                                                               ------------------------------------
Benefit obligations at end of year                                    338,984              345,035
                                                               ------------------------------------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year                        385,151              393,625
Actual return on plan assets                                          (12,708)             100,698
Employer contributions                                                 13,670                    -
Benefits paid                                                         (43,407)             (51,155)
Divestitures                                                                -              (58,017)
                                                               ------------------------------------
Fair value of plan assets at end of year                              342,706              385,151
                                                               ------------------------------------

Funded Status                                                           3,722               40,116
Unrecognized net actuarial loss (gain)                                 10,936              (35,744)
Unrecognized prior service cost                                         3,732                2,619
                                                               ------------------------------------
Prepaid pension asset                                                $ 18,390             $  6,991

---------------------------------------------------------------------------------------------------

Assumptions:
  Discount rate                                                          6.75%                7.25%
  Expected return on plan assets                                         8.00%                8.25%
  Rate of compensation increase                                          4.25%                4.38%

Plan assets consist primarily of equity securities and corporate obligations.


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

Participants who are not eligible for Medicare are provided with the same medical benefits as active employees, while those who are eligible for Medicare are provided with supplemental benefits. The postretirement medical benefits are contributory, the postretirement life insurance is noncontributory. Benefits are funded on a pay-as-you-go basis.

---------------------------------------------------------------------------------------------------

CHANGE IN BENEFIT OBLIGATIONS                                       1998                1997
                                                               -------------------------------
Benefit obligation at beginning of year                            $ 7,914             $8,083
Service cost                                                             5                 19
Interest cost                                                          555                582
Plan participants' contributions                                        32                 39
Actuarial gain                                                      (1,954)              (562)
Benefits paid                                                         (186)              (247)
                                                               -------------------------------
Benefit obligations at end of year                                   6,366              7,914
                                                               -------------------------------


CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year                           -                  -
Actual return on plan assets                                             -                  -
Employer contributions                                                 154                208
Plan participants' contributions                                        32                 39
Benefits paid                                                         (186)              (247)
                                                               -------------------------------
Fair value of plan assets at end of year                                 -                  -
                                                               -------------------------------

Funded Status                                                       (6,366)            (7,914)
Unrecognized net actuarial gain                                     (2,407)              (453)
                                                               -------------------------------
Accrued postretirement liability                                   ($8,773)           ($8,367)
----------------------------------------------------------------------------------------------

The discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1998 and 1997 was 6.75% and 7.25%, respectively. For measurement purposes, health care costs are assumed to increase 7.67% in 1999 grading down gradually to a constant level 4.75% annual increase for both pre-65 and post-65 benefits by the year 2005. The comparable assumptions for the prior year were 8.75%, declining to 5.25% by the year 2004.

Components of the net benefit expense for the years ended December 31, 1998, 1997 and 1996 are as follows:

-----------------------------------------------------------------------------------------------------------------
                                                                  1998                 1997                1996
                                                                -------------------------------------------------

 Service cost                                                   $     5               $   19              $     8
 Interest cost                                                      555                  582                  543
 Recognized net actuarial loss                                       32                   37                   18
                                                                -------------------------------------------------
 Net expense                                                    $   592               $  638              $   569
-----------------------------------------------------------------------------------------------------------------

Assumed health care cost rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects as of and for the year ending December 31, 1998:

                                                                              1%            1%
                                                                           INCREASE      DECREASE
                                                                           --------      --------

Effect on total service cost and interest cost components                     $ 37         ($ 33)
Effect on postretirement benefit obligation                                   $442         ($393)

8. FINANCIAL INSTRUMENTS

Futures Contracts
-----------------
Wise is exposed to risk from fluctuating prices for raw materials used in the production of salty snacks. Some of the risk is hedged through commodity futures executed over the counter with various brokers. Wise utilizes commodity futures to effectively fix the price Wise will pay for commodities, which is a principal component in the production process, over the life of the contract. Cost of goods sold reflects the commodity cost including the effects of the commodity futures. As of December 31, 1998 Wise had no outstanding commodity futures. At December 31, 1997 there were $900 of commodity futures outstanding. The maturity of the contracts highly correlates to the actual purchases of the commodity. Under such contracts Wise pays the counterparty at a fixed rate, and receives from the counterparty a floating rate; only the net differential is actually paid or received. The amounts paid or received are calculated based on the notional amounts under the contracts. The use of such commodity futures effectively protects Wise against an increase in the price of the commodity, to the extent of the notional amount under the contract. This hedging strategy also effectively prevents Wise from benefiting in the event of a decrease in the price of the commodity, to the extent of the notional amount under the contract. The fair value of commodity futures as of December 31, 1997 was unfavorable $61 (based on dealer quotes). This amount was deferred by Wise as of December 31, 1997 and was reflected in the cost of the commodity as it was actually purchased. Total deferred losses at December 31, 1997 relating to contracts closed but not yet amortized were $10.

Wise is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments, but it does not expect any counterparties to fail as all counterparties have investment grade credit ratings.

Debt Guarantees
---------------
As discussed in Note 11, Wise guaranteed obligations under Borden's credit facility and all of Borden's outstanding publicly held debt on a pari passu basis. Wise also guarantees outstanding debt for an independent distributor. Management does not expect these guarantees to have a material adverse effect on the consolidated results of operations or financial position of Wise. Fair value was not assigned to these guarantees due to the complexity of the arrangements and both the absence of expected funding and market for these financial instruments.

Assets And Liabilities
----------------------
The carrying amount for cash and cash equivalents, receivables, accounts payable and accrued liabilities approximates fair value due to the short maturities of these instruments. The fair value of long-term debt is estimated based on current rates offered to Wise for debts of like maturities and approximates its carrying value.

9. Income Taxes
---------------

Effective July 2, 1996, Wise is recognized as a separate legal entity for U.S. Federal income tax purposes. Prior to such time, Borden included Wise operations in determining taxable income and Borden made all U.S. tax payments. Provisions for income taxes and deferred tax assets and liabilities were determined as though Wise operations filed separate U.S. Federal and state income tax returns.

The provision (benefit) for income taxes consisted of:

-----------------------------------------------------------------------------------------------------------
                                                       1998                 1997                 1996
                                                  ---------------------------------------------------------
FEDERAL
    Current                                        $    (25)             $ 2,466             $   (469)
    Deferred                                           (129)              (1,307)               1,503
                                                  ---------------------------------------------------------
                                                       (154)               1,159                1,034
                                                  ---------------------------------------------------------

STATE AND LOCAL
    Current                                              (4)                 281                  (53)
    Deferred                                            (21)                (148)                 171
                                                  ---------------------------------------------------------
                                                        (25)                 133                  118
                                                  ---------------------------------------------------------
Total non-affiliated provision                         (179)               1,292                1,152

Affiliated provision included in equity                                        -               (1,642)
                                                  ---------------------------------------------------------
                                                   $   (179)             $ 1,292             $   (490)

-----------------------------------------------------------------------------------------------------------

As discussed in Note 3, deferred tax amounts were recorded in equity prior to July 2, 1996. Accordingly, the tax provision for the first six months of 1996 is also included as a component of shareholder's equity. A reconciliation of the statutory U.S. Federal income tax rate to the Wise effective tax rate is as follows:

-----------------------------------------------------------------------------------------------------------
                                                       1998                 1997                 1996
                                                  ---------------------------------------------------------
Federal income tax at statutory rate                 $  (352)            $  1,094            $  (1,425)
State and local income taxes,
     less federal income tax benefit                     (18)                  94                 (149)
Stock sale of Caribbean Snacks                           151
Meals and entertainment                                   79                   82
Rate differential on tax benefit                                                                   963
Other                                                    (39)                  22                  121
                                                  ---------------------------------------------------------
  Total                                              $  (179)            $  1,292            $    (490)

-----------------------------------------------------------------------------------------------------------

The net current and non-current components of Wise's deferred income taxes recognized in the balance sheets at December 31, 1998 and 1997 follow:

--------------------------------------------------------------------------------------
                                                       1998                 1997
                                                  ------------------------------------
Net current asset                                   $   2,651            $   2,825
Net non-current liability                              (2,198)              (2,522)
                                                  ------------------------------------
Net asset                                           $     453            $     303

--------------------------------------------------------------------------------------

The tax effects of Wise's significant temporary differences and loss carry forwards which comprise the deferred tax assets and liabilities at December 31, 1998 and 1997 follows:

-------------------------------------------------------------------------------------
                                                       1998                  1997
                                                  -----------------------------------
DEFERRED TAX ASSETS:
    Reserve for doubtful accounts                     $     769            $     974
    Employee benefits and related items                   3,937                4,541
    General insurance                                     2,064                2,195
    Other-net                                               253                  528
    Other long term liabilities                             836                  879
    Restructuring reserve                                   640
                                                  -----------------------------------
Total deferred tax assets                             $   8,499            $   9,117
                                                  ===================================


DEFERRED TAX LIABILITIES:
    Parts and samples inventory                       $    (999)           $  (1,027)
    Prepaid and other assets                               (302)                (501)
    Property and equipment                               (6,024)              (6,855)
    Trademarks                                             (721)                (431)
                                                  -----------------------------------
Total deferred tax liabilities                           (8,046)           $  (8,814)
                                                  ===================================

Net deferred tax asset                                $     453            $     303
-------------------------------------------------------------------------------------

The Company's net deferred tax asset at December 31, 1998 was $453. Realization of the entire deferred tax asset is dependent on generation of approximately $1,165 of future taxable income. Management believes that it is more likely than not that sufficient additional income will be earned to fully realize this benefit. Accordingly, no valuation allowance is necessary at December 31, 1998.

In a limited tax sharing arrangement with Borden, Wise was reimbursed for taxes paid subsequent to July 2, 1996 for an aggregate sum of $2,562. At Incorporation Borden agreed to reimburse Wise $1,782 under this arrangement. Upon finalization of Borden's 1996 corporate tax return in 1997, Borden agreed to increase reimbursements by $780. This change in affiliated tax sharing arrangement has been accounted for as a permanent increase to paid-in-capital. During 1998 and 1997 Borden paid taxes on the behalf of Wise under this tax sharing arrangement of $1,101 and $1,461, respectively.

10. MINORITY INTEREST

As part of the Incorporation, Wise sold equity interests in Wise Foods Holdings, Inc. ("Wise Foods"), a subsidiary, to key management personnel for consideration of $655, resulting in an ownership percentage of 1.87%. At that time, options were also issued which vest over five years and allow management to purchase additional shares resulting in an ownership of up to 6% of the subsidiary. In 1998 Wise repurchased equity interests from management in consideration of $521, decreasing the minority ownership percentage to .6% under similar circumstances as described above. Wise Foods imposes significant restrictions on transfers of shares of this common stock. These shares are generally non-transferable prior to the fifth anniversary from the initial purchase of the common stock. In addition, on or prior to full vesting, Wise Foods retains the right, but is not obligated, to repurchase stock from the purchaser for various reasons, but principally upon termination of employment. Management's ownership interest in Wise Foods is recorded in the financial statements of Wise as minority interest and included in Other Expense.

11. COMMITMENTS AND CONTINGENCIES

Lease Obligations
-----------------
Wise leases warehouses, office facilities, motor vehicles and various types of equipment under operating leases. Lease terms generally range from one to eight years.

Future minimum annual rentals under operating leases at December 31, 1998 are as follows:

----------------------------------------------------------------------------------------
                                                                               NON-
                                                     AFFILIATED             AFFILIATED
                                                    ------------------------------------
1999                                                  $   865              $  2,210
2000                                                      640                 1,632
2001                                                      261                 1,624
2002                                                      149                 1,274
2003                                                       98                 1,118
2004 and beyond                                             -                   196
                                                    ------------------------------------
           Total                                      $ 2,013              $  8,054

----------------------------------------------------------------------------------------

The affiliated leases are part of a lease agreement that Borden has with a third party lender. As such, management believes Wise benefits through lower lease payments due to Borden's volume purchasing ability and credit standing with the creditor.

Total rental expense for operating leases in 1998, 1997 and 1996 was $4,710, $4,855 and $4,252, respectively.

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

Debt Guarantees
---------------
As an affiliate guarantor, Wise has guaranteed Borden's credit facility and all of Borden's outstanding publicly held debt on a pari passu basis. Wise's aggregate liability under this guarantee shall not exceed the greater of its outstanding affiliated borrowings, or 95% of its adjusted net assets while Borden or any other obligated parties have obligations outstanding. Borden's outstanding credit facility and outstanding public borrowings amounted to $547,745 at December 31, 1998. Wise also guarantees $602 of outstanding debt for an independent distributor of Wise products.

Management does not expect these guarantees will have a material adverse effect on the consolidated financial statements of Wise.


12. RELATED PARTIES

In addition to the affiliated debt and lease agreements, Wise is engaged in various transactions with Borden and its affiliated companies in the ordinary course of business.

Borden provides certain administrative services to Wise at negotiated fees. These services include: processing of payroll as well as active and retiree group insurance claims, and securing insurance coverage for catastrophic claims. Wise reimburses the Borden subsidiary for payments for general disbursements, and general and group insurance and retirement benefit claims. The amount owed by Wise for these services is included in affiliated payables and was $463 and $1,204 at December 31, 1998 and 1997, respectively. Effective July 1, 1997, Wise secured the services of a third party for its general insurance needs related to losses that occur after the effective date, and makes payments directly to a third party vendor.

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

The following table summarizes the costs to Wise:

----------------------------------------------------------------------------------------------------------
                                                      1998                 1997                1996
                                                  --------------------------------------------------------
Employee benefits                                  $  1,878            $  2,103             $  1,861
Group and general insurance                           4,450               4,193                4,563
Information services                                    219                 240                   40
Corporate staff departments and
   overhead                                           1,585               1,832                2,235
                                                  --------------------------------------------------------
                                                   $  8,132            $  8,368             $  8,699

----------------------------------------------------------------------------------------------------------

Wise also invests excess cash with Borden in one-day investments that totaled $1,700 and $2,350 at December 31, 1998 and 1997, respectively. Interest income from Borden for these one-day investments totaled $169, $148 and $30 for the years ended December 31, 1998, 1997 and 1996, respectively.

On July 1, 1998 Wise entered into an unsecured agreements with a third party to finance insurance premiums of $399. The agreement bears interest at a fixed annual rate of 5.49% and requires monthly payments of principal and interest through the maturity date of July 1, 1999. Borden negotiated the interest rates under these agreements on behalf of the affiliated companies.

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

In 1996, Wise Foods, a subsidiary of Wise, issued a total of 6,971,000 shares of common stock with a par value of $.01 per share. Out of the total shares issued, 131,000 shares were issued to key members of management at $5 per share, along with the grant of options to purchase additional 262,000 shares of common stock at an exercise price of $10 per share (the "1996 Option Plan"). In 1997, Wise Foods issued an additional 19,000 shares which provided for 38,000 options under similar arrangements. The options expire 10 years from the date of grant and vest ratably over 5 years. The options are generally not transferable and exercisability of the options will accelerate upon a change of control. In 1998, Wise Foods repurchased 109,000 shares, which canceled 218,000 options. The remainder of Wise Foods' issued and outstanding shares were held by Wise, its parent.

Information regarding Wise Foods' 1996 Option Plan is summarized below:

--------------------------------------------------------------------------------------
                                                      STOCK               WEIGHTED
                                                     OPTIONS           AVERAGE PRICE
                                                  ------------------------------------
Outstanding at 12/31/95
    Granted                                              262,000               $10
    Exercised
    Canceled
                                                  ------------------------------------
Outstanding at 12/31/96                                  262,000               $10
                                                  ------------------------------------
    Granted                                               38,000               $10
    Exercised
    Canceled
                                                  ------------------------------------
Outstanding at 12/31/97                                  300,000               $10
                                                  ------------------------------------
    Granted
    Exercised
    Canceled                                             218,000               $10
                                                  ------------------------------------
Outstanding at 12/31/98                                   82,000               $10
                                                  ====================================

Exercisable at 12/31/98                                   26,400               $10

--------------------------------------------------------------------------------------

The fixed-price stock options at December 31, 1998 and 1997 have weighted average exercise prices of $10, fair value at date of grant of $.01 per option share and a weighted average remaining life of 3 years. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the impact on the Company's net income would be less than $10 and without impact to reported earnings per share for each of the three years in the period ended December 31, 1998.

14. SUPPLEMENTAL INCOME STATEMENT INFORMATION

----------------------------------------------------------------------------------------------------------
                                                          1998                 1997                1996
                                                  --------------------------------------------------------
Advertising and promotion expenses                     $  23,071            $  22,468           $  29,747
Research and development expenses                          1,705                1,787                 957
Depreciation                                               5,561                6,085               5,755
Amortization                                                 470                  470                 470

----------------------------------------------------------------------------------------------------------

15. RESTRUCTURING

On December 9, 1998, management approved a restructuring plan ("Plan") that will result in the merger of the Marketing Department and Sales Department. The Plan includes the release of certain executives and supporting personnel from Sales and Marketing (total of eleven employees) and the closing of a research facility. A pretax charge to income was accrued in 1998 for $1,900 ($27.14 per share), which includes employee termination benefits of $1,317, net asset writedowns of $533, and miscellaneous charges of $50. The plan is scheduled to be completed during 1999 with cash payments commencing on termination benefits in the first quarter of 1999.

16. BUSINESS ACQUISITION AND DIVESTITURE

On July 31, 1997, for a purchase price of $1,915, Wise acquired certain assets (accounted for under the purchase method) of Quality Foods of North Carolina, an independent distributor of Wise products and other snack food products throughout North and South Carolina. Wise will continue to use the acquired assets for the purpose of distribution of snack foods.

During 1998 Wise acquired the assets of independent distributors in Virginia and Georgia for a purchase price of $335. Wise will continue to use these assets for the purpose of distribution of snack foods in these areas.

On May 11, 1998, Wise sold its subsidiary, Caribbean Snacks, Inc. for $2,107 resulting in a pretax loss of approximately $438, subject to final settlement of working capital adjustments.