Form 10-Q
period 1999-03-31
BORDEN INC
filed 1999-05-14
CIK 13239

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


For the quarterly period ended                 March 31, 1999
                              -------------------------------------------------


Commission file number                               I-71
                     ----------------------------------------------------------

                                  BORDEN, INC.



    New Jersey                                            13-0511250
-------------------------------------                 -------------------------
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                        Identification No.)


                    180 East Broad Street, Columbus, OH 43215
      --------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (614) 225-4000
      --------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
      --------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---   ---

Number of shares of common stock, $0.01 par value, outstanding as of the close of business on May 14, 1999: 198,974,994

BORDEN, INC.


INTRODUCTION

The following filing with the Securities and Exchange Commission ("SEC") by Borden, Inc. ("the Company") presents four separate financial statements:
Borden, Inc. Condensed Consolidated Financial Statements, Borden, Inc. and Affiliates Condensed Combined Financial Statements, the Condensed Financial Statements of Wise Holdings, Inc. ("Wise Holdings") and the Condensed Financial Statements of Borden Foods Holdings Corporation ("Foods Holdings"). The consolidated statements present the Company after the effect of the sales of (i) the Company's former salty snacks business ("Wise") to Wise Holdings and its subsidiaries and (ii) the Company's former domestic and international foods business ("Foods") to Foods Holdings and its subsidiaries, as explained in Note 1 to the consolidated and combined financial statements. The Company, Wise Holdings, and Foods Holdings are controlled by BW Holdings, LLC ("BWHLLC"). The consolidated financial statements are those of the Company, which is the SEC Registrant.

The Borden, Inc. and Affiliates ("the Combined Companies") Condensed Combined Financial Statements are included herein to present the Company on a combined historical basis, including the financial position, results of operations and cash flows of Wise and Foods. The Combined Companies' condensed financial statements are included because management of the Company continues to control significant financial and managerial decisions with respect to Wise Holdings and Foods Holdings. In accordance with rule 3-10 of Regulation S-X, the condensed financial statements of Wise Holdings and Foods Holdings are included in Part II of this Quarterly Report on Form 10-Q because Wise Holdings and Foods Holdings are guarantors of the Company's credit facility and all of the Company's outstanding publicly held debt. The Combined Companies' condensed financial statements do not reflect pushdown accounting and therefore present financial information on a basis consistent with that on which credit was originally extended to the Company.

BORDEN, INC.

INDEX



PART I - FINANCIAL INFORMATION

ITEM 1. BORDEN, INC. ("BORDEN") CONDENSED CONSOLIDATED AND BORDEN, INC. AND AFFILIATES CONDENSED COMBINED FINANCIAL STATEMENTS

     Condensed Consolidated Statements of  Operations and Comprehensive Income,
        three months ended March 31, 1999 and 1998...........................  4
     Condensed Consolidated Balance Sheets, March 31, 1999
        and December 31, 1998................................................  6
     Condensed Consolidated Statements of Cash Flows, three months ended March 31, 1999  and 1998.......................................  8
     Condensed Consolidated Statement of Shareholders' Equity, three months ended March 31, 1999................................................. 10
     Condensed Combined Statements of Operations and Comprehensive Income
        three months ended March 31, 1999 and 1998........................... 11
     Condensed Combined Balance Sheets, March 31, 1999 and
        December 31, 1998.................................................... 12
     Condensed Combined Statements of Cash Flows, three months ended
        March 31, 1999 and 1998.............................................. 14
    Condensed Combined Statement of Shareholders' Equity,
        three months ended March 31, 1999.................................... 16
    Notes to Condensed Consolidated and Condensed Combined
        Financial Statements................................................. 17

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS........................................................ 20

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.................................................... 26
ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...... 26

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)
BORDEN, INC.

                                                            Three months ended March 31,
(In millions)                                                   1999         1998
----------------------------------------------------------------------------------------
Net sales                                                      $ 306.9      $ 367.1
Cost of goods sold                                               211.8        274.8
                                                               -------      -------
Gross margin                                                      95.1         92.3
                                                               -------      -------
Distribution expense                                              12.0         12.3
Marketing expense                                                 15.8         19.4
General & administrative expense                                  31.1         35.4
                                                               -------      -------
Operating income                                                  36.2         25.2
                                                               -------      -------
Interest expense                                                  15.3         16.4
Affiliated interest expense, net of affiliated
   interest income of $1.1 in 1998                                 4.8          4.7
Interest income and other                                         (8.7)        (5.3)
Equity in net loss (income) of unconsolidated subsidiaries         5.3         (0.6)
                                                               -------      -------
Income from continuing operations
  before income tax                                               19.5         10.0
Income tax expense                                                 6.2          4.2
                                                               -------      -------
Income from continuing operations                                 13.3          5.8
                                                               -------      -------
Discontinued operations:
  Income from operations, net of tax                              --            2.3
  Gain on disposal, net of tax                                    --           26.0
                                                               -------      -------
Net income                                                        13.3         34.1

Preferred stock dividends                                        (18.4)       (18.4)
                                                               -------      -------
Net (loss) income applicable to common stock                   $  (5.1)     $  15.7
                                                               =======      =======
Comprehensive income (see Note 3)                              $  (4.4)     $  36.3
                                                               =======      =======
----------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED) (continued)
BORDEN, INC.

                                               Three months ended March 31,
(In millions, except per share data)               1999          1998
--------------------------------------------------------------------------------
Basic and Diluted Per Share Data
--------------------------------

Income from continuing operations                $   0.07      $   0.03
Discontinued operations:
 Income from operations                              --            0.01
 Gain on disposal, net of tax                        --            0.13
                                                 --------      --------
Net income                                           0.07          0.17
Preferred stock dividends                           (0.09)        (0.09)
                                                 --------      --------
Net (loss) income applicable to common stock     $  (0.02)     $   0.08
                                                 ========      ========
Dividends per common share                       $   0.06      $   0.07
Dividends per preferred share                    $   0.75      $   0.75

Average number of common shares outstanding
 during the period                                  199.0         199.0

--------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
BORDEN, INC.
(In millions)

                                                        March 31,  December 31,
ASSETS                                                    1999          1998
--------------------------------------------------------------------------------
CURRENT ASSETS
      Cash and equivalents                              $  617.1      $  672.1
      Accounts receivable (less allowance for doubtful
        accounts of $10.4 in 1999 and 1998)                212.4         210.7
      Inventories:
        Finished and in-process goods                       60.9          61.9
        Raw materials and supplies                          45.4          50.6
      Deferred income taxes                                 55.3          73.3
      Other current assets                                  19.1          18.4
                                                        --------      --------
                                                         1,010.2       1,087.0
                                                        --------      --------
INVESTMENTS AND OTHER ASSETS
      Investments                                           75.8          81.3
      Deferred income taxes                                113.2          89.4
      Prepaid pension assets                               133.1         133.3
      Other assets                                          38.2          38.0
      Assets sold under contractual arrangement (net
       of allowance of $63.3 in 1999 and $62.6 in 1998)     47.8          46.0
                                                        --------      --------
                                                           408.1         388.0
                                                        --------      --------
PROPERTY AND EQUIPMENT
      Land                                                  25.1          25.7
      Buildings                                             90.7          93.2
      Machinery and equipment                              653.3         676.0
                                                        --------      --------
                                                           769.1         794.9
      Less accumulated depreciation                       (307.8)       (324.0)
                                                        --------      --------
                                                           461.3         470.9
INTANGIBLES                                                 65.3          66.3
                                                        --------      --------
TOTAL ASSETS                                            $1,944.9      $2,012.2
                                                        ========      ========

--------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
BORDEN, INC.
(In millions, except share data)


                                                       March 31,   December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                     1999          1998
-------------------------------------------------------------------------------

CURRENT LIABILITIES
      Debt payable within one year                     $   10.5      $   16.1
      Accounts and drafts payable                         113.8         113.5
      Income taxes payable                                277.3         284.7
      Loans payable to affiliates                         418.6         415.8
      Other current liabilities                           180.7         208.2
                                                       --------      --------
                                                        1,000.9       1,038.3
                                                       --------      --------
OTHER LIABILITIES
      Liabilities sold under contractual
        arrangement                                        41.6          41.6
      Long-term debt                                      551.9         552.0
      Non-pension post-employment benefit
        obligations                                       186.0         197.3
      Other long-term liabilities                          94.0          93.7
                                                       --------      --------
                                                          873.5         884.6
                                                       --------      --------
      Commitments and contingencies (See Note 5)

SHAREHOLDERS' EQUITY
      Preferred stock - Issued 24,574,751 shares          614.4         614.4
      Common stock - $0.01 par value: authorized
        300,000,000 shares, Issued 198,974,994
        shares                                              2.0           2.0
      Paid in capital                                     362.5         358.9
      Receivable from parent                             (414.9)       (415.3)
      Accumulated other comprehensive income              (68.7)        (51.0)
      Accumulated deficit                                (424.8)       (419.7)
                                                       --------      --------
                                                           70.5          89.3
                                                       --------      --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $1,944.9      $2,012.2
                                                       ========      ========

-------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
BORDEN, INC.

                                                     Three months ended March 31,
(In millions)                                              1999         1998
---------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
      Net income                                          $  13.3      $  34.1
      Adjustments to reconcile net income to net
       cash from (used in) operating activities:
        Gain on disposal of discontinued operations          --          (90.7)
        Deferred tax provision (benefit)                     (2.9)        61.4
        Depreciation and amortization                        12.0         13.0
        Unrealized gain on interest rate swap                (2.9)        (1.7)
        Equity in net loss (income) of unconsolidated
          subsidiaries                                        5.3         (0.6)
        Due from affiliate                                   --           (6.3)
      Net change in assets and liabilities:
        Trade receivables                                   (11.5)       (13.5)
        Inventories                                           2.5          1.4
        Trade payables                                        1.3          7.0
        Income taxes                                         (6.1)        26.2
        Other assets                                         (2.3)         4.0
        Other liabilities                                   (29.6)       (46.3)
        Discontinued operations working capital              --            3.0
                                                          -------      -------
                                                            (20.9)        (9.0)
                                                          -------      -------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
      Capital expenditures                                   (9.2)       (16.3)
      Proceeds from the divestiture of businesses            --          304.8
      Purchase of businesses, net of cash acquired           --          (14.4)
      Return of investment in affiliate                      (1.8)        66.9
                                                          -------      -------
                                                            (11.0)       341.0
                                                          -------      -------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
      Net short-term debt (repayments) borrowings            (5.6)         5.4
      Repayment of long-term debt                            (0.1)      (235.0)
      Affiliated borrowings                                   1.0        599.7
      Interest received from parent                          12.4         13.3
      Common stock dividends paid                           (12.4)       (13.3)
      Preferred stock dividends paid                        (18.4)       (18.4)
                                                          -------      -------
                                                            (23.1)       351.7
                                                          -------      -------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)
BORDEN, INC.

                                                              Three months ended March 31,
(In millions)                                                       1999         1998
------------------------------------------------------------------------------------------
      (Decrease) increase in cash and equivalents                 $ (55.0)     $ 683.7
      Cash and equivalents at beginning
        of period                                                   672.1        183.6
                                                                  -------      -------
      Cash and equivalents at end
        of period                                                 $ 617.1      $ 867.3
                                                                  =======      =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid:
        Interest, net                                             $  20.4      $  20.4
        Taxes                                                        15.3          2.2
      Non-cash activity:
        Distribution of note receivable from Company's parent
          to cancel options                                          --           28.5
        Investment retained in IHDG                                  --           10.5
        Capital contribution by parent                                8.4          6.1


--------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
BORDEN, INC.
(In millions)

                                                                                     Accumulated
                                                                        Receivable       Other
                                         Preferred  Common   Paid-in       from      Comprehensive   Accumulated
                                           Stock    Stock    Capital       Parent        Income         Deficit         Total
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                $ 614.4   $ 2.0    $ 358.9      $ (415.3)      $ (51.0)      $ (419.7)       $ 89.3
-----------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                 13.3          13.3

Translation adjustments                                                                    (17.7)                       (17.7)

Preferred stock dividends                                                                                 (18.4)        (18.4)

Common stock dividends                                         (12.1)                                                   (12.1)

Interest accrued on notes from parent                            7.3           0.4                                        7.7

Capital contribution from parent                                 8.4                                                      8.4
-----------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999                   $ 614.4   $ 2.0    $ 362.5      $ (414.9)      $ (68.7)      $ (424.8)       $ 70.5
-----------------------------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

--------------------------------------------------------------------------------
CONDENSED COMBINED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)
BORDEN, INC. AND AFFILIATES

                                                           Three months ended March 31,
(In millions)                                                    1999         1998
---------------------------------------------------------------------------------------
Net sales                                                      $ 496.5      $ 643.6
Cost of goods sold                                               313.2        442.1
                                                               -------      -------
Gross margin                                                     183.3        201.5
                                                               -------      -------
Distribution expense                                              28.4         33.8
Marketing expense                                                 81.0         93.3
General & administrative expense                                  44.5         57.3
Gain on divestiture of businesses, net                            (4.4)      (301.4)
                                                               -------      -------
Operating income                                                  33.8        318.5
                                                               -------      -------
Interest expense                                                  15.5         16.9
Affiliated interest expense                                        1.7         --
Interest income and other                                         (9.7)        (7.4)
Equity in net loss (income) of unconsolidated subsidiaries         5.3         (0.6)
                                                               -------      -------
Income from continuing operations
  before income tax                                               21.0        309.6
Income tax expense                                                 7.0         66.8
                                                               -------      -------
Income from continuing operations                                 14.0        242.8
                                                               -------      -------
Discontinued operations:
  Income from operations, net of tax                              --            2.3
  Gain on disposal, net of tax                                    --           26.0
                                                               -------      -------
Net income                                                        14.0        271.1

Affiliate's share of income                                       (0.9)      (128.7)

Preferred stock dividends                                        (18.4)       (18.4)
                                                               -------      -------
Net (loss) income applicable to common stock                   $  (5.3)     $ 124.0
                                                               =======      =======
Comprehensive income (see Note 3)                              $  (5.2)     $ 380.1
                                                               =======      =======

--------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

--------------------------------------------------------------------------------
CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)
BORDEN, INC. AND AFFILIATES
(In millions)


                                                         March 31,   December 31,
ASSETS                                                     1999          1998
---------------------------------------------------------------------------------
CURRENT ASSETS
      Cash and equivalents                             $  635.3      $  695.5
      Accounts receivable (less allowance for doubtful
        accounts of $13.6 in 1999 and $13.8 in 1998)      287.5         291.7
      Inventories:
        Finished and in-process goods                     104.0         108.9
        Raw materials and supplies                         69.2          81.3
      Deferred income taxes                                79.9          99.2
      Other current assets                                 33.0          33.3
                                                       --------      --------
                                                        1,208.9       1,309.9
                                                       --------      --------
INVESTMENTS AND OTHER ASSETS
      Investments                                          75.8          81.3
      Deferred income taxes                               113.2          89.4
      Prepaid pension assets                              140.9         140.8
      Other assets                                         34.7          34.8
                                                       --------      --------
                                                          364.6         346.3
                                                       --------      --------
PROPERTY AND EQUIPMENT
      Land                                                 38.4          39.4
      Buildings                                           189.9         194.3
      Machinery and equipment                             983.3       1,000.4
                                                       --------      --------
                                                        1,211.6       1,234.1
      Less accumulated depreciation                      (541.1)       (554.6)
                                                       --------      --------
                                                          670.5         679.5
INTANGIBLES                                               383.6         386.2
                                                       --------      --------
TOTAL ASSETS                                           $2,627.6      $2,721.9
                                                       ========      ========

--------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

--------------------------------------------------------------------------------
CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)
BORDEN, INC. AND AFFILIATES
(In millions)

                                                           March 31,    December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                          1999          1998
------------------------------------------------------------------------------------
CURRENT LIABILITIES
      Debt payable within one year                        $   17.4      $   23.1
      Accounts and drafts payable                            170.9         185.4
      Income taxes payable                                   286.4         279.8
      Loans payable to affiliate                             140.0         138.2
      Other current liabilities                              307.7         362.6
                                                          --------      --------
                                                             922.4         989.1
                                                          --------      --------
OTHER LIABILITIES
      Long-term debt                                         554.5         554.6
      Non-pension post-employment benefit obligations        202.9         214.6
      Other long-term liabilities                            119.3         129.7
                                                          --------      --------
                                                             876.7         898.9
                                                          --------      --------
      Commitments and contingencies (See Note 5)

SHAREHOLDERS' EQUITY
      Preferred stock                                        614.4         614.4
      Common stock                                             2.0           2.0
      Paid in capital                                        671.3         653.5
      Receivable from parent                                (414.9)       (415.3)
      Affiliate's interest in subsidiary                      61.7          60.8
      Accumulated other comprehensive income                (108.4)        (89.2)
      Retained earnings                                        2.4           7.7
                                                          --------      --------
                                                             828.5         833.9
                                                          --------      --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $2,627.6      $2,721.9
                                                          ========      ========

--------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

--------------------------------------------------------------------------------
CONDENSED COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
BORDEN, INC. AND AFFILIATES

                                                    Three months ended March 31,
(In millions)                                               1999         1998
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
      Net income                                         $  14.0      $ 271.1
      Adjustments to reconcile net income to net
      cash from (used in) operating activities:
       Gain on disposal of discontinued operations          --          (90.7)
       Gain on divestiture of businesses                    (4.4)      (301.4)
       Deferred tax provision (benefit)                     (1.1)        97.2
       Depreciation and amortization                        20.1         23.6
       Unrealized gain on interest rate swap                (2.9)        (1.7)
       Equity in net loss (income) of unconsolidated
         subsidiaries                                        5.3         (0.6)
      Net change in assets and liabilities:
       Trade receivables                                    (2.2)        22.0
       Inventories                                          13.1         11.5
       Trade payables                                       (7.3)       (13.9)
       Income taxes                                         (7.3)        22.7
       Other assets                                          0.6        (29.3)
       Other liabilities                                   (57.4)       (48.1)
       Discontinued operations working capital              --            3.0
                                                         -------      -------
                                                           (29.5)       (34.6)
                                                         -------      -------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
      Capital expenditures                                 (18.4)       (22.5)
      Proceeds from the divestiture of businesses            9.5        994.3
      Proceeds from the sale of fixed assets                 2.4          8.8
      Purchase of business, net of cash acquired            --          (14.4)
                                                         -------      -------
                                                            (6.5)       966.2
                                                         -------      -------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
      Net short-term debt (repayments) borrowings           (5.7)         1.4
      Repayment of long-term debt                           (0.1)      (235.3)
      Interest received from parent                         12.4         13.3
      Common stock dividends paid                          (12.4)       (13.3)
      Preferred stock dividends paid                       (18.4)       (18.4)
                                                         -------      -------
                                                           (24.2)      (252.3)
                                                         -------      -------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
CONDENSED COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
BORDEN, INC. AND AFFILIATES

                                                  Three months ended March 31,
(In millions)                                            1999         1998
------------------------------------------------------------------------------
      (Decrease) increase in cash and equivalents     $ (60.2)     $ 679.3
      Cash and equivalents at beginning
         of period                                      695.5        198.6
                                                      -------      -------
      Cash and equivalents at end
         of period                                    $ 635.3      $ 877.9
                                                      =======      =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid:
         Interest, net                                $  17.0      $  21.2
         Taxes                                           15.4         34.7
      Non-cash activity:
         Distribution of note receivable from
           Company's parent to cancel options            --           28.5
         Investment retained in IHDG                     --           10.5
         Capital contribution by parent                   8.4          6.1
         Affiliate's share of income                      0.9        128.7


--------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

--------------------------------------------------------------------------------
CONDENSED COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
BORDEN, INC. AND AFFILIATES
(In millions)

                                                                                                  Accumulated
                                                                       Receivable  Affiliate's       Other
                                        Preferred  Common   Paid-in       from     Interest in   Comprehensive  Retained
                                          Stock    Stock    Capital       Parent    Subsidiary      Income      Earnings    Total
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998               $ 614.4   $ 2.0    $ 653.5      $ (415.3)    $ 60.8        $ (89.2)     $ 7.7     $ 833.9
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                        14.0        14.0

Translation adjustments                                                                               (19.2)                 (19.2)

Preferred stock dividends                                                                                        (18.4)      (18.4)

Common stock dividends                                        (12.1)                                                         (12.1)

Interest accrued on notes from parent                           7.3           0.4                                              7.7

Capital contribution from parent                                8.4                                                            8.4

Transfer of tax basis among affiliates                         14.2                                                           14.2

Affiliate's interest in subsidiary                                                       0.9                      (0.9)        0.0
----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999                  $ 614.4   $ 2.0    $ 671.3      $ (414.9)    $ 61.7       $ (108.4)     $ 2.4     $ 828.5
----------------------------------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

NOTES TO CONDENSED CONSOLIDATED
AND CONDENSED COMBINED FINANCIAL STATEMENTS
(Dollars in millions except per share amounts and as otherwise indicated)

1.    BASIS OF PRESENTATION

     The Registrant, Borden, Inc. (the "Company"), is engaged primarily in manufacturing, processing, purchasing and distributing a broad range of products worldwide. The Company's principal line of business is chemicals ("Chemical"), including formaldehyde, melamine, resins, coatings and other specialty and industrial chemicals. The Company also produces and sells consumer adhesives and provides infrastructure management services.

     The Company's principal lines of business formerly included its international and domestic foods operations ("Foods") and salty snacks business ("Wise"). Subsidiaries of BWHLLC, an affiliate of the Company's parent, together with subsidiaries of Wise Holdings, Inc. ("Wise Holdings") and subsidiaries of Borden Foods Holdings Corporation ("Foods Holdings") purchased Wise and Foods on July 2, 1996 and October 1, 1996, respectively. As a result of these sales, Wise and Foods, as of their respective sale dates, are no longer legally part of the Company on a consolidated basis. However, management of the Company continues to exercise significant operating and financial control over Wise and Foods. In addition, Wise Holdings and Foods Holdings provide financial guarantees to obligations under the Company's credit facility and all of the Company's outstanding publicly held debt. Because of the aforementioned control and guarantees, the Company has included, supplementally in this filing, the financial condition and results of operations and cash flows for Borden, Inc. and Affiliates (the "Combined Companies"). The Combined Companies present financial information on a basis consistent with that upon which credit was originally extended to the Company.

     The accompanying unaudited interim condensed consolidated and condensed combined financial statements contain all adjustments, consisting only of normal adjustments, which in the opinion of management are necessary for a fair statement of the results for the interim period. Results for the interim period are not necessarily indicative of results for the full year.


2.    DISCONTINUED OPERATION

     The Decorative Products business was sold on March 13, 1998. Since the business was a separate segment of the Company's business as defined by generally accepted accounting principles, the business' results have been reclassified to discontinued operations in the 1998 statements of operations and cash flows. A summary of the results included in these consolidated and combined financial statements follows.

                                              THREE MONTHS ENDED MARCH 31,
                                             1999                    1998
       -------------------------------------------------------------------------
       Net sales                                  -                    $  73.2
       Income before income taxes                 -                        3.5
       Income tax expense                         -                        1.2
       Income from discontinued operations        -                        2.3
       -------------------------------------------------------------------------


3.    COMPREHENSIVE INCOME

     Comprehensive income was computed as follows:

                                              THREE MONTHS ENDED MARCH 31,
                                          CONSOLIDATED              COMBINED
                                        ----------------        ----------------
                                         1999       1998         1999      1998
       -------------------------------------------------------------------------
       Net income                       $ 13.3     $34.1        $ 14.0    $271.1
       Foreign currency translation
         adjustments                     (17.7)      2.2         (19.2)      0.6
       Reclassification adjustment        --         --           --       108.4
                                        ------     -----        ------    ------
                                        $ (4.4)    $36.3        $ (5.2)   $380.1
       -------------------------------------------------------------------------

     The foreign currency translation adjustment in 1999 relates primarily to Latin American Chemical businesses. The reclassification adjustment in 1998 represents the accumulated translation adjustment recognized on the sale of the Combined Companies' KLIM business.

4.    RELATED PARTY TRANSACTIONS

     Foods and BWHLLC, an affiliate of the Company's parent, invest cash not used in operations with the Company. At March 31, 1999, Foods had $278.6 invested with the Company and BWHLLC had $140.0 invested with the Company. These balances are reflected as a net loan payable to an unconsolidated affiliate in the consolidated balance sheet.

     The Company provides infrastructure management services to Foods and Wise. Fees received for these services are offset against the Company's general and administrative expenses, and approximated $2.4 and $3.2 for the three months ended March 31, 1999 and 1998, respectively.

5.     COMMITMENTS AND CONTINGENCIES

     ENVIRONMENTAL MATTERS - The Company and Combined Companies, like others in similar businesses, are subject to extensive federal, state and local environmental laws and regulations. Although environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent regulation could require the Company and Combined Companies to make additional unforeseen environmental expenditures.

     Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Environmental accruals are routinely reviewed on an interim basis as events and developments warrant. The Company and the Combined Companies have each accrued approximately $19.0 and $19.6 at March 31, 1999, and December 31, 1998, respectively, for probable environmental remediation and restoration liabilities. This is management's best estimate of these liabilities, based on currently available information and analysis. The Company and Combined Companies believe that it is reasonably possible that costs associated with such liabilities may exceed current reserves by amounts that may prove insignificant, or by amounts, in the aggregate, of up to approximately $12.0.

     LEGAL MATTERS - The Company and Combined Companies have recorded $16.8 and $23.5, respectively, in liabilities at March 31, 1999, for legal costs that they believe are probable and reasonably estimable. These liabilities at December 31, 1998, totaled $17.6 for the Company and $32.1 for the Combined Companies. Actual costs are not expected to exceed these amounts. In addition, the Company and Combined Companies may be held responsible for certain environmental liabilities incurred at Borden Chemicals and Plastics Limited Partnership facilities, which were previously owned by the Company. Management believes, based upon the information it currently possesses, and taking into account its established reserves for estimated liability and its insurance coverage, that the ultimate outcome of the foregoing proceedings and actions is unlikely to have a material adverse effect on the Company's or Combined Companies' financial position or operating results.

     OTHER COMMITMENTS - A wholly owned subsidiary serving as general partner of Borden Chemicals and Plastics Limited Partnership ("BCP") has certain fiduciary responsibilities to BCP's unitholders. The Company and Combined Companies believe that such responsibilities will not have a material adverse effect on their financial statements.

6.    SEGMENT INFORMATION

     SALES TO UNAFFILIATED CUSTOMERS:
     ----------------------------------------------------------------------------
                                              THREE MONTHS ENDED MARCH 31,
                                        -----------------------------------------
                                           CONSOLIDATED             COMBINED
                                        -----------------       -----------------
                                         1999       1998         1999       1998
     ----------------------------------------------------------------------------
          Foods ongoing                                         $134.0     $149.6
          Foods Unaligned                                          5.6       73.0
          Wise                                                    50.0       53.9
          Chemical                      $285.6     $319.7        285.6      319.7
          Corporate and other             21.3       19.3         21.3       19.3
          Businesses held for sale         -         28.1          -         28.1
                                        ------     ------       ------     ------
                                        $306.9     $367.1       $496.5     $643.6
     ----------------------------------------------------------------------------

     OPERATING EBITDA:
     ----------------------------------------------------------------------------
                                              THREE MONTHS ENDED MARCH 31,
                                        -----------------------------------------
                                           CONSOLIDATED             COMBINED
                                        -----------------       -----------------
                                         1999       1998         1999       1998
     ----------------------------------------------------------------------------
          Foods ongoing                                         $ (1.2)    $  0.1
          Foods Unaligned                                          1.7        3.8
          Wise                                                     0.8       (0.6)
          Chemical                      $ 49.6     $ 44.2         49.6       44.2
          Corporate and other             (1.4)      (7.0)        (1.4)      (7.0)
          Businesses held for sale         -          1.0          -          1.0
          Combining adjustments            -          -            -         (0.8)
                                        ------     ------       ------     ------
          ADJUSTED OPERATING
            EBITDA (1)                    48.2       38.2         49.5       40.7

          Significant unusual
            items (2)                      -          -            4.4      301.4
                                        ------     ------       ------     ------
          OPERATING EBITDA                48.2       38.2         53.9      342.1

          Depreciation and
            amortization                 (12.0)     (13.0)       (20.1)     (23.6)
                                        ------     ------       ------     ------
          OPERATING INCOME              $ 36.2     $ 25.2       $ 33.8     $318.5
     ----------------------------------------------------------------------------

   (1) Adjusted Operating EBITDA represents net income (loss), excluding discontinued operations, non-operating income and expense, interest, taxes, depreciation, amortization and significant unusual items.

   (2) 1999 includes gains on the sale of Foods Unaligned businesses due to additional proceeds and lower than expected exit costs related to the 1998 KLIM sale. 1998 includes gains on the sale of Foods Unaligned businesses.

PART I. FINANCIAL INFORMATION
------- ---------------------

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a comparison of sales and operating income by business unit.

  (Dollars in millions)
----------------------------------------------------------------------------------------------------------------------------
                                                                                          THREE MONTHS ENDED MARCH 31,
                                                                                      --------------------------------------
NET SALES                                                                                  1999                     1998
---------                                                                             --------------         ---------------
     Chemical                                                                            $  285.6                $  319.7
     Businesses held for sale                                                                 -                      28.1
     Corporate and other                                                                     21.3                    19.3
                                                                                      --------------         ---------------
     CONSOLIDATED NET SALES                                                                 306.9                   367.1
                                                                                      --------------         ---------------

     Foods ongoing                                                                          134.0                   149.6
     Foods Unaligned                                                                          5.6                    73.0
                                                                                      --------------         ---------------
             Total Foods                                                                    139.6                   222.6
     Wise                                                                                    50.0                    53.9
                                                                                      --------------         ---------------
     COMBINED NET SALES                                                                  $  496.5                $  643.6
                                                                                      ==============         ===============

OPERATING INCOME
----------------
     Chemical                                                                            $   39.7               $    34.1
     Businesses held for sale                                                                 -                      (0.3)
     Corporate and other                                                                     (3.5)                   (8.6)
                                                                                      --------------         ---------------
     CONSOLIDATED OPERATING INCOME                                                           36.2                    25.2
                                                                                      --------------         ---------------

     Foods ongoing                                                                           (7.5)                   (7.0)
     Foods Unaligned                                                                          1.6                     1.8
     Gain on sale of Foods Unaligned businesses                                               4.4                   301.4
                                                                                      --------------         ---------------
                Total Foods                                                                  (1.5)                  296.2
     Wise                                                                                    (0.9)                   (2.1)
     Combining adjustment                                                                     -                      (0.8)
                                                                                      --------------         ---------------
     COMBINED OPERATING INCOME                                                           $   33.8                $  318.5
                                                                                      ==============         ===============
----------------------------------------------------------------------------------------------------------------------------


CONSOLIDATED AND COMBINED THREE MONTHS ENDED MARCH 31, 1999 VERSUS THREE MONTHS ENDED MARCH 31, 1998

Consolidated Summary
--------------------
Consolidated sales decreased $60.2 million or approximately 16% from $367.1 million in 1998 to $306.9 million in 1999. The sales decline was caused primarily by the 1998 divestiture of the commercial and industrial wallcoverings business, previously classified as "Businesses held for sale," and lower Chemical sales due primarily to unfavorable currency exchange rates and lower unit pricing, partially offset by improved volume in North America Chemical businesses. Operating income improved $11.0 million from $25.2 million in 1998 to $36.2 million in 1999, due primarily to improved volume and margins in the Chemical business and timing differences in corporate expenses.

Combined Summary
----------------
Combined sales decreased $147.1 million or approximately 23% from $643.6 million in 1998 to $496.5 million in 1999. The decline in sales was caused primarily by the divestiture of Foods Unaligned businesses in 1998, reduction in pasta volumes, and the factors described above for consolidated sales. Combined operating income declined $284.7 million primarily due to $301.4 million of gains on divestitures of Foods Unaligned businesses in 1998, compared to $4.4 million in 1999. Absent these gains, operating income improved $12.3 million or approximately 72%, and primarily reflects the consolidated operating income results, as well as a decline in Foods operating results offset by a $7.5 million gain on the favorable settlement of litigation in 1999.

Chemical
--------
Chemical sales were down $34.1 million or approximately 11% from 1998. The decline reflects unfavorable currency exchange rates in Canada and Latin America, substantially lower North America pricing, the 1998 shutdown of a European operation, and the 1998 sales of non-core businesses in North America and Latin America, all partially offset by improved volumes, primarily in the North America forest products resins business.

The impact of unfavorable currency exchange rates on sales was approximately $15 million, with most of the impact coming from Latin America, reflecting the recent currency devaluation in Brazil.

The effect of significantly lower pricing in North America was approximately $20 million and reflects competitive market conditions as well as contractual arrangements that require pass-through of significantly lower raw material costs, primarily for methanol, phenol and urea.

The 1998 closure of a European operation and the 1998 sales of the North America paper resins business and the Latin America plastic films business resulted in a sales decline of approximately $12 million versus the prior year.

Overall volume improvement of 4% had a positive impact on sales of approximately $12 million, with most of the improvement coming from the North America forest products resins business. The improved volume in North America was driven by continued low interest rates and strong housing and construction activity, especially in Canada.

Operating income increased $5.6 million or approximately 16% from 1998. The improvement is due primarily to improved gross margins, which reflect significantly higher volumes, lower raw material costs, and lower manufacturing costs resulting from specific cost reduction and control programs. These improvements were partially offset by higher selling, general and administrative expenses, and unfavorable currency exchange rates in Canada and Latin America. The favorable impact of significantly lower raw materials costs was substantially offset by lower selling prices necessitated by contractual arrangements, under which resin selling prices are tied directly to raw material costs. Operating income in Latin America was down just 10% despite the recent significant currency devaluation in Brazil, as management was able to increase prices to mitigate the effect of higher imported raw material costs.

Corporate and other
-------------------
Corporate and other sales increased $2.0 million or 10% from $19.3 million in 1998 to $21.3 million in 1999 due to improved volumes and sales mix in the consumer adhesives business. Operating income improved $5.1 million from a loss of $8.6 million to a loss of $3.5 million, due primarily to timing differences in normal business expenses.

Foods
-----
Foods sales for the three months ended March 31, 1999, were $139.6 million, down $83.0 million or approximately 37% compared to $222.6 million for the three months ended March 31, 1998. The decrease is due primarily to the absence of sales from Foods Unaligned businesses sold during 1998. Sales from ongoing businesses declined $15.6 million primarily due to lower pasta volumes caused primarily by the timing of promotional programs and customer inventory adjustments.

Foods operating results declined $297.7 million from income of $296.2 million to a loss of $1.5 million in 1999. This decline is primarily due to gains on the sale of Foods Unaligned businesses in 1998. Results from Foods ongoing businesses declined $0.5 million or 7% from a loss of $7.0 million in 1998 to a loss of $7.5 million in 1999. Excluding a $7.5 million gain on the favorable settlement of litigation in 1999, results of ongoing operations decreased $8.0 million. The positive effects of improving gross margins through lower raw materials prices and manufacturing efficiencies were more than offset by the volume decline, increased investment in brands, and $3.8 million additional general and administrative expense related to implementing enterprise-wide information technology systems.

Wise
----
Wise sales declined $3.9 million or approximately 7% from the first quarter of 1998. This sales decline is the result of the sale of the company's Caribbean based distributorship. Operating results improved $1.2 million from a loss of $2.1 million in 1998 to a loss of $0.9 million in 1999. The improvement was primarily due to the absence of a $1.0 million loss recorded on the sale of the company's Caribbean based distributorship in the first quarter of 1998.

NON-OPERATING EXPENSES AND INCOME TAXES
---------------------------------------

Following is a comparison of non-operating expenses for the three months ended March 31, 1999 and 1998.

--------------------------------------------------------------------------------
                                           THREE MONTHS ENDED MARCH 31,
                                    --------------------------------------------
                                       CONSOLIDATED               COMBINED
                                    -------------------      -------------------
(Dollars in millions)                1999        1998         1999        1998
--------------------------------------------------------------------------------
Interest expense                    $  15.3     $  16.4      $  15.5     $  16.9
Affiliated interest expense, net        4.8         4.7          1.7         -
Interest income and other              (8.7)       (5.3)        (9.7)       (7.4)
Equity in net loss (income) of
  unconsolidated subsidiaries           5.3        (0.6)         5.3        (0.6)
                                    -------     -------      -------     -------
                                    $  16.7     $  15.2      $  12.8     $   8.9
--------------------------------------------------------------------------------

Consolidated non-operating expense increased $1.5 million from $15.2 million in 1998 to $16.7 million in 1999. This increase was primarily due to equity in net losses of unconsolidated subsidiaries in 1999 compared to income in 1998, partially offset by greater interest income on a higher average cash balance in 1999 than 1998. Average cash balances were higher in the first quarter of 1999 due to the sale of certain businesses in 1998. The Company's affiliated net interest expense remained flat.

Combined non-operating expense increased $3.9 million from $8.9 million in 1998 to $12.8 million in 1999. The increase resulted primarily from the factors described above for consolidated reporting, adjusted for the elimination of Foods and Wise activity.

Following is comparison of income taxes for the three months ended March 31, 1999 and 1998.

                                        THREE MONTHS ENDED MARCH 31,
                            ----------------------------------------------------
                                 CONSOLIDATED                  COMBINED
                            ------------------------    ------------------------
(Dollars in millions)          1999          1998         1999          1998
--------------------------------------------------------------------------------
Income tax expense             $   6.2      $   4.2       $  7.0       $  66.8
Effective tax rate                  32%          42%          33%           22%
-------------------------------------------------------------------------------


The 1999 consolidated and combined effective tax rates reflect a higher portion of net income derived from foreign operations and the effect of lower tax rates in foreign jurisdictions.

The 1998 consolidated effective income tax rate approximates the statutory rate for the Company. The Foods Unaligned divestitures in 1998 led to a lower effective tax rate for the Combined Companies as a portion of the gains are not subject to corporate tax.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Operating Activities
--------------------
Consolidated cash used in operating activities totaled $20.9 million for the first quarter of 1999 and $9.0 million for the first quarter of 1998. Although there was improvement in 1999 working capital and net income before gain on divestiture, the increase in cash used between years is due primarily to an increase in tax payments of $13.1 million and the payment of approximately $13.0 million to settle certain long term disability claims.

The Combined Companies reduced cash outflows from operating activities by $5.1 million for the first quarter of 1999. Combined operating cash flows reflect the items noted above, a reduction of cash taxes paid by Foods and a reduction of cash generated by Wise operating activities. Higher cash taxes paid by Foods in the first quarter of 1998 related to gains recognized on the sale of certain Foods Unaligned businesses. The reduction in cash generated from Wise's first quarter operating activities is primarily due to the timing of payments.

Investing Activities
--------------------
First quarter consolidated investing activities used cash of $11.0 million in 1999 compared to generating cash of $341.0 million in 1998. The decline of $352.0 million between years is due primarily to the absence of proceeds from business sales in 1998 and reduced affiliated debt repayments from Foods, which repaid its outstanding affiliated debt balance in 1998.

Combined investing cash flows reflect primarily the items noted above excluding the affiliated debt repayments which are eliminated.

Financing Activities
--------------------
Consolidated financing activities used $23.1 million in cash during the first quarter of 1999 compared to $351.7 million generated during the same period in 1998. In the first quarter of 1998, cash generated from investing activities was used to repay the $235.0 million outstanding revolving line of credit balance. The Company's $599.7 million affiliated borrowings in the first quarter of 1998 represent proceeds from the sale of Foods Unaligned businesses, which were in turn invested in cash equivalents.

Combined financing activities primarily reflect the above with the exception of the Foods affiliated borrowing activity which is eliminated.

IMPACT OF THE YEAR 2000 ISSUE
-----------------------------

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

To address this issue, the Company's and Combined Companies' Year 2000 Program is a risk-based plan divided into three phases that are being executed by both internal and external resources. These phases are: Phase I - an inventory of all systems, assigning a business priority for each system and performing a preliminary assessment of Year 2000 susceptibility; Phase II - completion of a detailed Year 2000 susceptibility analysis and development of remediation plans and contingency plans; and Phase III - implementation of the remediation plans and, if necessary, contingency plan(s) and completing final system testing.

The Year 2000 efforts are divided into three areas that include (1) systems being replaced by new enterprise-wide system implementations; (2) systems that will not be replaced by the new enterprise-wide system implementations, including non-information technology systems such as plant process controls; and
(3) external suppliers and customers. A discussion of each area of activity relative to the three phased approach follows.

Enterprise-Wide Systems
-----------------------
The comprehensive new enterprise-wide system being implemented by each of the Company's and the Combined Companies' businesses will replace most business and accounting systems. The enterprise-wide system versions are said to be Year 2000 compliant by the vendors and include SAP, PeopleSoft and J.D. Edwards. Due to the relative complexity and importance of the existing business and accounting systems to ongoing operations, the new enterprise-wide system implementations will address the significant majority of the Company's and Combined Companies' internal Year 2000 risk. Three out of five of these new system implementations were substantially completed by April 30, 1999. All of the new enterprise-wide system implementations are planned to be completed by July 1, 1999.

Other Systems
-------------
For the systems not to be replaced by enterprise-wide implementations, Phase I and Phase II are complete, and Phase III remediation and testing are in process. As of March 31, 1999, the Company and Combined Companies have completed approximately 80% of the needed remediation work for these other systems. The remaining remediation work and all system testing activities are planned to be completed by June 30, 1999.

Suppliers and Customers
-----------------------
The Company and Combined Companies have completed Phase I of the plan to assess and address the risks related to third party suppliers and customers. Supplier and customer responses are being evaluated and appropriate procedures are being performed to determine the extent to which the Company and Combined Companies may be vulnerable to the failure of third parties to resolve their own Year 2000 issues. Efforts related to suppliers and customers, including development of contingency plans where appropriate, are targeted for completion by June 30, 1999. Although the Company's and Combined Companies' systems do not rely significantly on systems of other companies, the Company and Combined Companies cannot provide assurance that failure of third parties to address the Year 2000 issue will not have an adverse impact on business operations and results.

Costs
-----
Significant investments in enterprise-wide information systems have been made since 1996 that will total approximately $74 million for the Company and $118 million for the Combined Companies by the Year 2000. The cost to make the remaining systems Year 2000 compliant is estimated to be $7 million for the Company and $15 million for the Combined Companies. As of March 31, 1999, the Company and Combined Companies had incurred costs of approximately $69 million and $105 million, respectively, for enterprise-wide systems and approximately $4 million and $11 million, respectively, for other systems and efforts.

Risks
-----
Due to the general uncertainty inherent in the Year 2000 problem, including primarily the uncertainty associated with suppliers and customers, the potential effect of the Year 2000 issue on the financial results and condition of the Company and Combined Companies has not been measured. The Company and Combined Companies intend the Year 2000 Program, as described above, to be completed on a timely basis so as to significantly reduce the level of uncertainty and the impact on business operations and financial results. Contingency plans have been and will continue to be developed and implemented to mitigate Year 2000 risks and the effect of Year 2000 issues. Previously, these contingency plans primarily related to remediation of existing business systems in the event the enterprise-wide implementations are delayed beyond the targeted completion dates. Contingency plans will also be developed to address potential Year 2000 incidents and issues, primarily related to third parties, that may occur in 2000.

Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the disclosure under the heading "Forward-Looking and Cautionary Statements."

FORWARD-LOOKING AND CAUTIONARY STATEMENTS
-----------------------------------------

The Company and its officers may, from time to time, make written or oral statements regarding the future performance of the Company, including statements contained in the Company's filings with the Securities and Exchange Commission. Investors should be aware that these statements are based on currently available financial, economic, and competitive data and on current business plans. Such statements are inherently uncertain and investors should recognize that events could cause the Company's actual results to differ materially from those projected in forward-looking statements made by or on behalf of the Company. Such risks and uncertainties are primarily in the areas of results of operations by business unit, liquidity, legal, environmental liabilities, and Year 2000 compliance.

PART II

Item 1:  LEGAL PROCEEDINGS

There have been no material developments in the ongoing legal proceedings that are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

The Company is involved in various litigation throughout the United States, which is considered to be in the ordinary course of the Company's business.

The Company believes, based on the information it presently possesses, and taking into account its established reserves for estimated liability and its insurance coverages, that the ultimate outcome of the foregoing proceedings is unlikely to have a materially adverse effect on the Company's financial position or operating results.

Item 6:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.       Exhibits

         (27)      Financial Data Schedule

b.       Financial Statement Schedules

Included are the separate financial statements of Foods Holdings and Wise Holdings filed in accordance with rule 3-10 of Regulation S-X. Foods Holdings and Wise Holdings are guarantors of the Company's credit facility and all of the Company's outstanding publicly held debt.

c.       Reports on Form 8-K

There were no reports on Form 8-K issued during the first quarter of 1999.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              BORDEN, INC.

Date May 14, 1999                             By /s/ William H. Carter
                                                --------------------------------
                                              William H. Carter
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)

BORDEN FOODS HOLDINGS CORPORATION


CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 1999 AND 1998


                                      BFH 1

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

BORDEN FOODS HOLDINGS CORPORATION

                                                          Three Months Ended
(In thousands except per share and share amounts)              March 31,
                                                          1999           1998
--------------------------------------------------------------------------------
Net sales                                              $ 139,621      $ 222,618
Cost of goods sold                                        68,995        132,053
                                                       ---------      ---------

Gross margin                                              70,626         90,565
                                                       ---------      ---------

Distribution expense                                       9,584         14,555
Marketing expense                                         57,065         64,695
General & administrative expense                           8,739         13,509
Gain on divestiture of businesses                         (3,088)      (187,146)
                                                       ---------      ---------

Operating (loss) income                                   (1,674)       184,952
                                                       ---------      ---------

Interest expense                                             210          1,408
Interest income                                           (3,448)        (6,102)
Other income, net                                           (195)          (213)
                                                       ---------      ---------

Income before income tax                                   1,759        189,859
Income tax expense                                           359         37,310
                                                       ---------      ---------

Net income                                                 1,400        152,549

Affiliate's share of income                                 (866)      (128,745)
                                                       ---------      ---------

Net income applicable to common stock                  $     534      $  23,804
                                                       =========      =========

Comprehensive income (Note 5)                          $  (1,387)     $ 184,384
                                                       =========      =========


Basic and diluted earnings per common share            $   5,340      $ 238,040

Average number of common shares outstanding
  during the period                                          100            100

--------------------------------------------------------------------------------
See accompanying Notes to the Condensed Consolidated Financial Statements.


                                     BFH 2

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

BORDEN FOODS HOLDINGS CORPORATION

(In thousands)

                                                          March 31,  December 31,
ASSETS                                                      1999        1998
--------------------------------------------------------------------------------
   CURRENT ASSETS
        Cash and equivalents                             $ 295,480    $ 300,104
        Accounts receivable (less allowance for doubtful
          accounts of $1,386 and $1,391, respectively)      39,153       47,339
        Other receivables                                   16,949       12,513
        Inventories:
          Finished and in-process goods                     38,923       42,933
          Raw materials and supplies                        20,678       26,853
        Deferred income taxes                               22,165       24,181
        Amounts due from affiliates                          2,063        2,130
        Other current assets                                10,137       11,076
                                                         ---------    ---------
                                                           445,548      467,129

   OTHER ASSETS                                              9,615        9,138

   PROPERTY AND EQUIPMENT
        Land                                                10,262       10,879
        Buildings                                           42,367       44,094
        Machinery and equipment                            151,557      147,720
                                                         ---------    ---------
                                                           204,186      202,693
        Less accumulated depreciation                      (60,640)     (59,535)
                                                         ---------    ---------
                                                           143,546      143,158

   INTANGIBLES
        Goodwill                                            14,177       15,658
        Trademarks and other intangibles                   110,210      110,987
                                                         ---------    ---------
                                                           124,387      126,645
                                                         ---------    ---------

   TOTAL ASSETS                                          $ 723,096    $ 746,070
                                                         =========    =========

--------------------------------------------------------------------------------
See accompanying Notes to the Condensed Consolidated Financial Statements.


                                     BFH 3

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

BORDEN FOODS HOLDINGS CORPORATION

(In thousands except per share and share amounts)

                                                         March 31,   December 31,
LIABILITIES AND SHAREHOLDER'S EQUITY                       1999         1998
--------------------------------------------------------------------------------
CURRENT LIABILITIES
     Debt payable within one year                       $   6,774     $   6,824
     Accounts and drafts payable                           43,321        55,847
     Accrued customer allowances                           17,738        19,600
     Amounts due to affiliates                              3,147         2,948
     Income tax payable                                    17,869         5,418
     Other current liabilities                             94,434       116,349
                                                        ---------     ---------
                                                          183,283       206,986

OTHER LIABILITIES
     Long-term debt                                         2,643         2,602
     Deferred income taxes                                 22,827        38,823
     Other long-term liabilities                           26,141        22,899
                                                        ---------     ---------
                                                           51,611        64,324

     Commitments and Contingencies (Note 8)

SHAREHOLDER'S EQUITY
     Common stock - $0.01 par value; 100 shares
       authorized, issued, and outstanding                   --            --
     Shareholder's investment in affiliates                61,690        60,824
     Paid in capital                                      405,817       390,988
     Accumulated translation adjustment                   (10,893)       (8,106)
     Retained earnings                                     31,588        31,054
                                                        ---------     ---------
                                                          488,202       474,760
                                                        ---------     ---------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY              $ 723,096     $ 746,070
                                                        =========     =========

--------------------------------------------------------------------------------
See accompanying Notes to the Condensed Consolidated Financial Statements.


                                     BFH 4

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

BORDEN FOODS HOLDINGS CORPORATION

                                                           Three Months Ended
(In thousands)                                                  March 31,
                                                            1999         1998
--------------------------------------------------------------------------------
    CASH FLOWS USED IN OPERATING ACTIVITIES
         Net income                                      $   1,400    $ 152,549
         Adjustments to reconcile net income
         to net cash used in operating activities:
            Depreciation and amortization                    3,969        6,201
            Deferred tax provision                             849        3,301
            Gain on divestiture of businesses               (3,088)    (187,146)
         Net change in assets and liabilities:
            Accounts receivable                              8,186       41,773
            Other receivables                                2,164        5,287
            Inventories                                      5,995        9,280
            Accounts and drafts payable                    (12,526)     (17,271)
            Accrued customer allowances                     (1,862)      (4,884)
            Income taxes                                      (488)       4,820
            Other amounts due to/from affiliates               266          666
            Other current assets and liabilities           (10,867)     (34,740)
            Other assets and liabilities                    (3,367)     (11,425)
                                                         ---------    ---------
                                                            (9,369)     (31,589)
                                                         ---------    ---------

    CASH FLOWS FROM INVESTING ACTIVITIES
         Capital expenditures                               (7,105)      (4,711)
         Proceeds from the sale of fixed assets              2,424        8,806
         Proceeds from the sale of businesses                9,476      686,224
                                                         ---------    ---------
                                                             4,795      690,319
                                                         ---------    ---------

    CASH FLOWS USED IN FINANCING ACTIVITIES
         Net short-term debt payments                          (50)      (3,973)
         Repayment of loans with affiliates                   --        (12,962)
         Repayment of long-term debt payable to
           affiliates                                         --        (47,616)
                                                         ---------    ---------
                                                               (50)     (64,551)
                                                         ---------    ---------

    (DECREASE) INCREASE IN CASH AND EQUIVALENTS             (4,624)     594,179

    CASH AND EQUIVALENTS AT BEGINNING
      OF PERIOD                                            300,104       28,736
                                                         ---------    ---------

    CASH AND EQUIVALENTS AT END
      OF PERIOD                                          $ 295,480    $ 622,915
                                                         =========    =========

--------------------------------------------------------------------------------
See accompanying Notes to the Condensed Consolidated Financial Statements.

                                     BFH 5

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (CONTINUED)

BORDEN FOODS HOLDINGS CORPORATION

                                                              Three Months Ended
(In thousands)                                                    March 31,
                                                              1999         1998
--------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash paid:
           Interest                                         $    253    $   1,987
           Taxes                                                 112       32,113


     Non-cash activity:
           Shareholder's investment in affiliates (Note 4)  $    (866)  $(128,745)

           Affiliate's share of income (Note 4)                   866     128,745

--------------------------------------------------------------------------------
See accompanying Notes to the Condensed Consolidated Financial Statements.


                                     BFH 6

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (UNAUDITED)

BORDEN FOODS HOLDINGS CORPORATION

(In thousands)

-----------------------------------------------------------------------------------------------------------------------------------
                                                             Shareholder's                          Accumulated
                                             Paid in           Investment          Retained         Translation
                                             Capital          in Affiliate         Earnings         Adjustments           Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                $ 390,988            $ 60,824          $ 31,054           $ (8,106)        $ 474,760
-----------------------------------------------------------------------------------------------------------------------------------

Net income                                                                            1,400                                1,400

Foreign currency translation adjustments                                                                (2,787)           (2,787)

Affiliate's share of income                                           866              (866)                                   -

Transfer of tax basis among affiliates         14,829                                                                     14,829

-----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999                   $ 405,817            $ 61,690          $ 31,588          $ (10,893)        $ 488,202
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to the Condensed Consolidated Financial Statements.


                                     BFH 7

BORDEN FOODS HOLDINGS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

1.  NATURE OF OPERATIONS

Borden Foods Holdings Corporation ("Foods Holdings"), a wholly owned subsidiary of Borden Foods Holdings, LLC ("LLC"), owns approximately 98% of Borden Foods Corporation ("BFC"). The remaining interest in BFC is owned directly by LLC. BFC is a manufacturer and distributor of a variety of food products worldwide, including pasta, pasta sauce, soups and bouillon. At March 31, 1999, BFC's operations included 11 production facilities, 4 of which are located in the United States. The remaining facilities are located primarily in Canada and Europe.

2.  BASIS OF PRESENTATION

Foods Holdings has fully and unconditionally guaranteed obligations under Borden, Inc.'s ("Borden") Credit Facility and all of Borden's publicly held debt on a pari passu basis. As a result of the financial guarantee and in accordance with Regulation S-X rule 3-10, Borden is required to include in its filings with the Securities and Exchange Commission separate financial statements for Foods Holdings as if it were a registrant. Foods Holdings' financial statements are prepared on a purchase accounting basis. Borden elected not to apply push down accounting in its consolidated or combined financial statements and, as such, Borden's financial statements are reported on a historical cost basis.

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which management believes to be necessary for the fair presentation of operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results for the interim period are subject to seasonal variations and are not necessarily indicative of results for the full year. The interim financial statements should be read in conjunction with Foods Holdings' audited financial statements for the year ended December 31, 1998.

Certain prior year amounts have been reclassified to conform to the 1999 presentation.

3.  BUSINESS REALIGNMENT

Restructuring of Aligned Businesses
-----------------------------------
In 1996, management approved the closure of five domestic pasta plants in order to reduce its SKU complexity and manufacturing capacity. On January 5, 1999, a remaining facility was sold for proceeds of $2,424.

As of March 31, 1999 and December 31, 1998, reserves related to the restructuring of aligned businesses of $1,669 and $7,570, respectively, remained in other current liabilities. It is anticipated that the remaining balance will be disbursed by the end of fiscal 1999.

                                     BFH 8

Divested Businesses
-------------------
During the first quarter of 1999, BFC received proceeds of $9,476 for working capital settlements on the sale of KLIM, of which $8,400 was included in other receivables as of December 31, 1998, and reduced current liabilities by $2,012, as costs were lower than previously estimated.

During the first quarter of 1998, BFC and Investment LP sold the Signature Flavor business to Eagle Family Foods, Inc. for $376,500 and the KLIM business to Nestle, S.A for $330,000. As a result of these divestitures, BFC recorded a pre-tax gain of $187,146, net of charges for work-force reductions, closure of facilities, selling and legal fees, contract terminations, transition services and other miscellaneous costs.

Activities related to the divestiture reserves during the three months ended March 31, 1999, which were recorded in other current liabilities, were as follows:

----------------------------------------------------------------------------------------
                                                Business &       Selling,
                                 Work-Force     Contractual      Legal &
                                Reductions(1)  Obligations(2)    Other(3)        TOTAL
                                --------------------------------------------------------
Balance at December 31, 1998      $  7,110       $ 35,071       $ 19,711       $ 61,892

Utilized                              (536)        (3,815)          (275)        (4,626)
Other(4)                                                          (2,012)        (2,012)
                                  --------       --------       --------       --------

Balance at March 31, 1999         $  6,574       $ 31,256       $ 17,424       $ 55,254
                                  ========       ========       ========       ========
----------------------------------------------------------------------------------------
(1)  Includes severance and other employee related benefits.

(2) Includes charges related to the termination of leases, distributor arrangements, and other contractual agreements.

(3) Includes selling and legal fees, facility closings, and other miscellaneous costs.

(4)  Changes in estimates.
----------------------------------------------------------------------------------------


Subsequent Divestiture
----------------------
On April 30, 1999, BFC sold the milk powder business located in China to Royal Numico for approximately $7.1 million, which resulted in a pre-tax gain of approximately $10.8 million.



                                     BFH 9

4.  AFFILIATE'S SHARE OF INCOME

In accordance with BFC Investment LP's limited partnership agreement with BFC and LLC, LLC was allocated an affiliate's share of income (see accompanying condensed consolidated statements of operations) of $866 and $128,745 during the first quarter of 1999 and 1998, respectively. The 1998 allocation was primarily due to a gain on divestiture of the Signature Flavor business.

5.  COMPREHENSIVE INCOME

Comprehensive income (loss) was computed as follows:

          ------------------------------------------------------------------------------------------
                                                                    Three months ended March 31,
                                                                    1999                  1998
                                                                    ----                  ----
          Net income                                               $ 1,400                $ 152,549
          Foreign currency translation adjustments                  (2,787)                  (3,079)
          Reclassification adjustment                                    -                   34,914
                                                                   -------                ---------
                                                                   $(1,387)               $ 184,384
                                                                   =======                =========

          ------------------------------------------------------------------------------------------

The reclassification adjustment in 1998 represents the accumulated translation adjustment recognized on the sale of the KLIM business.

6.  RELATED PARTIES

Borden and a subsidiary of Borden provide certain administrative services to BFC at negotiated fees. These services include processing of payroll, active and retiree group insurance claims, securing insurance coverage for catastrophic claims, and information systems support. BFC also reimburses the Borden subsidiary for payments for general disbursements and post-employment benefit claims. The amount owed by BFC for reimbursement of payments, services, and other liabilities was $3,135 at March 31, 1999 and $2,935 at of December 31, 1998.

Eligible U.S. employees are provided employee pension benefits under the Borden domestic pension plan to which BFC contributes, and can participate in the Borden retirement savings plan. BFC has recognized expenses associated with these benefits, certain of which are determined by Borden's actuary. The liabilities for these obligations are included in BFC's financial statements.

The following summarizes the affiliate charges for the three months ended March 31, 1999 and 1998:

------------------------------------------------------------------------------------------------------
                                                                     Three months ended March 31,
                                                                      1999                   1998

             Employee benefits                                        $    685               $  1,351
             Group and general insurance                                 1,250                  1,399
             Administrative services                                     3,329                  4,102
                                                                      --------               --------
                                                                      $  5,264               $  6,852
                                                                      ========               ========
------------------------------------------------------------------------------------------------------


                                     BFH 10

BFC performs certain administrative services on behalf of other Borden affiliates. These services include sales administration, promotion, purchasing and research and development. BFC charged affiliates $237 and $285 for such services for the three months ended March 31, 1999 and 1998, respectively. The receivable for these services was $769 at March 31, 1999 and $505 at December 31, 1998.

BFC invests cash not used in operations with Borden. BFC's investment balance was $278,550 at March 31, 1999 and $277,591 at December 31, 1998. The funds are invested overnight earning a rate set by Borden that generally approximates money market rates. BFC earned interest income of $3,257 and $5,815 on these funds for the three months ended March 31, 1999 and 1998, respectively. Amounts receivable for interest were $1,294 and $1,625 as of March 31, 1999 and December 31, 1998, respectively.

Borden continues to provide executive, financial and strategic management to BFC for which it charges a quarterly fee of $250.

7.  UNIT INCENTIVE PLAN

During the first quarter of 1999, LLC sold 389,125 Class C units to certain BFC management employees. The Class C units are generally restricted as to transfer and allow for LLC, at its discretion, to repurchase the units, upon certain conditions including termination of the unitholders' employment, prior to full vesting after five years.

Under the Unit Incentive Plan, BFC issued four UAR's with an exercise price of $8 per unit for each Class C unit purchased. The UAR entitles the unitholder to receive an amount in cash equal to the excess of the market price (as defined in the UAR agreement) of the unit over the exercise price of the UAR. The UAR's vest ratably over five years and expire upon certain events, including termination of the unitholders' employment, but in no case to exceed ten years.

8.  COMMITMENTS AND CONTINGENCIES

Legal Matters
-------------
In early 1999, BFC and Helm Tomatoes, Inc. reached agreement to settle a claim of wrongful termination of a tomato packing agreement with payments from BFC of $3,300 in May 1999 and $3,400 in May 2000. A gain of $7,500, derived from the difference between an initial reserve of $14,500 less the settlement and legal fees, was recorded in general and administrative expense during the first quarter of 1999.

BFC is involved in certain other legal proceedings arising through the normal course of business. Management is of the opinion that the final outcomes of such proceedings should not have a material impact on BFC's results of operations or financial position.

Year 2000
---------
The Year 2000 issue is the result of computer programs written using two rather than four digits to define the applicable year. Many of BFC's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. If not addressed, the Year 2000 issue could have a negative material impact on the business operations and financial results of BFC.


                                     BFH 11

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

Non-ERP - BFC plans to remediate systems not to be replaced by the enterprise-wide system. For these systems, Phase I is complete, Phase II is complete, and Phase III is approximately 75% complete. BFC expects to complete system remediation and all system testing activities by June 30, 1999.

Third Parties - The Year 2000 Program also includes procedures to assess the risks related to suppliers and customers. As a result of initial inquiries, supplier and customer responses have been received. These responses will be evaluated and appropriate procedures will be performed to determine the extent to which BFC may be vulnerable to such parties' failure to resolve their own Year 2000 issues. Efforts related to suppliers and customers, including development of contingency plans where appropriate, are targeted for substantial completion by June 30, 1999. Although BFC's systems do not rely significantly on systems of other companies, BFC cannot provide assurance that failure of third parties to address the Year 2000 issue will not have an adverse impact on business operations and results.

Significant investments in an enterprise-wide information system and Year 2000 program expenses addressing non-compliance across all areas of the company will total approximately $42,700 by the year 2000. This amount consists of $35,500 for the enterprise-wide information system and $7,200 of total Year 2000 costs and write-offs. Year 2000 costs and write-offs are comprised of $4,400 for business remediation, $1,900 for other related areas and program management, and $900 in write-offs of non-compliant hardware and systems. As of March 31, 1999, BFC has incurred expense and capital of $27,110 for the enterprise-wide system and $4,502 for Year 2000 compliance.

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

                                     BFH 12

[LOGO]             WISE HOLDINGS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED FINANCIAL
                   STATEMENTS FOR THE THREE MONTHS ENDED
                   MARCH 31, 1999 AND 1998

                                      WH 1

-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
WISE HOLDINGS, INC. AND SUBSIDIARIES

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
(Dollars in thousands)                                     1999          1998
-------------------------------------------------------------------------------
Net sales                                                $ 49,956      $ 53,881
Cost of goods sold                                         31,415        33,730
                                                         --------      --------

Gross margin                                               18,541        20,151

Distribution expense                                        6,765         6,941
Marketing expense                                           8,136         9,211
General & administrative expense                            4,375         5,242
                                                         --------      --------

Operating loss                                               (735)       (1,243)

Interest expense                                              119           122
Other expense(income)                                          42           (10)
                                                         --------      --------

Loss before income taxes                                     (896)       (1,355)

Income tax benefit                                           (335)         (608)
                                                         --------      --------

Net loss                                                 $   (561)     $   (747)
                                                         ========      ========

Per Share Data

Basic and diluted loss per common share                  $  (8.01)     $ (10.67)
Average number of common shares outstanding
       during the period                                       70            70
-------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements


                                      WH 2

-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
WISE HOLDINGS, INC. AND SUBSIDIARIES

(Dollars in thousands)

                                                              MARCH 31,   DECEMBER 31,
ASSETS                                                          1999         1998
--------------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and equivalents                                           $ 3,271      $ 2,610
  Accounts receivable (less allowance for doubtful accounts
    of $1,789 and $1,971, respectively)                           20,181       22,181
  Affiliated receivables                                              57           15
  Inventories:
    Finished goods                                                 4,151        4,045
    Raw materials and supplies                                     3,177        3,886
  Deferred income taxes, net                                       2,452        2,651
  Prepaid and other current assets                                 3,685        3,660
                                                                 -------      -------
                                                                  36,974       39,048
                                                                 -------      -------

PROPERTY AND EQUIPMENT
  Land                                                             1,412        1,412
  Buildings and improvements                                       5,527        5,352
  Machinery and equipment                                         45,850       45,120
                                                                 -------      -------
                                                                  52,789       51,884
Less accumulated depreciation                                     20,880       19,769
                                                                 -------      -------
                                                                  31,909       32,115
                                                                 -------      -------

INTANGIBLES AND OTHER ASSETS
  Trademarks (net of accumulated
    amortization of $1,999 and $1,880, respectively)              16,812       16,931
  Other assets                                                       657          808
                                                                 -------      -------
                                                                  17,469       17,739
                                                                 -------      -------

TOTAL ASSETS                                                     $86,352      $88,902
                                                                 =======      =======
--------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements


                                      WH 3

----------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
WISE HOLDINGS, INC. AND SUBSIDIARIES

(Dollars in thousands)

                                               MARCH 31,   DECEMBER 31,
LIABILITIES AND SHAREHOLDER'S EQUITY             1999         1998
----------------------------------------------------------------------
CURRENT LIABILITIES
  Debt payable within one year                  $   170      $   168
  Accounts and drafts payable                    13,811       16,060
  Affiliated payables                               500          463
  Accrued liabilities                            13,090       14,954
                                                -------      -------
                                                 27,571       31,645
                                                -------      -------
OTHER LIABILITIES
  Long-term debt payable to Borden, Inc.          7,450        5,000
  Deferred income taxes, net                      1,882        2,198
  Non-pension postemployment
    benefit obligations                           9,475        9,513
  Affiliated employee benefit obligation          2,362        2,165
  Other long-term liabilities                       250          455
  Minority interest                                 215          218
                                                -------      -------
                                                 21,634       19,549
                                                -------      -------

Commitments and Contingencies (Note 6)

SHAREHOLDER'S EQUITY
  Common stock - $0.01 par value
    70 shares authorized,
    issued and outstanding                         --           --
  Preferred stock - $0.01 par value
    30 shares authorized,
    none issued and outstanding                    --           --
  Paid in capital                                34,980       34,980
  Retained earnings                               2,167        2,728
                                                -------      -------
                                                 37,147       37,708
                                                -------      -------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY      $86,352      $88,902
                                                =======      =======
----------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements


                                      WH 4

-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
WISE HOLDINGS, INC. AND SUBSIDIARIES

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
(Dollars in thousands)                                   1999          1998
-------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net loss                                             $  (561)      $  (747)
  Adjustments to reconcile net loss to net cash
    from operating activities
  Minority interest's share in loss                         (3)          (97)
  Depreciation                                           1,429         1,308
  Amortization                                             119           118
  Other non-cash                                           123           164
Net change in assets and liabilities:
  Accounts receivable                                    2,182         2,440
  Affiliated receivables                                   (42)           67
  Inventories                                              603           756
  Prepaid and other current assets                         (25)          179
  Other assets                                             151            52
  Accounts and drafts payable                           (2,249)        2,823
  Affiliated payables                                       37          (472)
  Accrued liabilities                                   (1,447)       (2,284)
  Post-employment benefits other than pensions             (38)          (53)
  Affiliated employee benefit obligation                   197           322
  Other long-term liabilities                             (205)           36
                                                       -------       -------
                                                           271         4,612
                                                       -------       -------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Capital expenditures                                  (2,065)       (1,484)
  Proceeds from sales of equipment                           3             8
                                                       -------       -------
                                                        (2,062)       (1,476)
                                                       -------       -------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Short-term borrowings                                      2          --
  Long-term borrowings                                   2,450
  Repayment of short-term borrowings                      --            (270)
                                                       -------       -------
                                                         2,452          (270)
                                                       -------       -------

INCREASE IN CASH AND EQUIVALENTS                           661         2,866
  Cash and equivalents at beginning of period            2,610         3,604
                                                       -------       -------
  Cash and equivalents at end of period                $ 3,271       $ 6,470
                                                       =======       =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for interest:                              $   175       $  --
  Cash paid for taxes:                                      92          --
-------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements


                                      WH 5

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


                                      WH 6

The condensed consolidated financial statements of Wise collectively include the financial position of Wise Holdings, Inc. and subsidiaries as of March 31, 1999 and December 31, 1998. These financial statements also include the statements of operations of Wise for the three months ended March 31, 1999 and 1998 and cash flows of Wise for the three months ended March 31, 1999 and 1998. These unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results for the interim periods presented.

Reclassifications
-----------------
Certain prior year amounts have been reclassified to conform with the 1999 presentation.

Per Share Information
---------------------
Basic and diluted loss per common share at March 31, 1999 and 1998 is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period ended March 31, 1999 and 1998, respectively. On April 24, 1998 the number of shares authorized and outstanding were reduced for administrative and tax purposes. The Per Share information for March 31, 1999 and 1998 is computed based on the adjusted shares outstanding. Options issued by subsidiaries that enable the holder to obtain stock of the subsidiary were not assumed exercised because they were antidilutive for both 1999 and 1998. Wise has no other potentially dilutive securities.

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

Recently Issued Accounting Statements
-------------------------------------
In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Wise implemented this pronouncement as of January 1, 1999. Wise estimates that internal costs approximating $600 will be eligible for capitalization in 1999 which would have been expensed as incurred.

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


                                      WH 7

4.    ACCRUED LIABILITIES

      Accrued liabilities were as follows:

                                                                      March 31,  December 31,
                                                                        1999        1998
---------------------------------------------------------------------------------------------
     Compensation                                                      $ 1,661      $ 2,557
     General insurance                                                   5,282        5,292
     Advertising and promotion                                           3,560        3,772
     Other                                                               2,587        3,333
                                                                       -------      -------
     Total                                                             $13,090      $14,954
                                                                       =======      =======
---------------------------------------------------------------------------------------------

5.    AFFILIATED LONG-TERM DEBT

In conjunction with the Incorporation, Wise entered into a long-term loan agreement (the "Loan Agreement") to borrow funds from Borden.

Revolving Loan
--------------
The Loan Agreement provides for a revolving loan facility of up to $5 million maturing in December 1999, at a variable interest rate equal to Borden's cost of funds for 30 day LIBOR borrowings plus 0.25%. A commitment fee based on a variable rate tied to Borden's leverage is charged on the unused portion of the revolving loan facility. Wise had no borrowings under the revolving agreement at March 31, 1999 and December 31, 1998.

Long-Term Loan
--------------
The Loan Agreement also provides for a $10 million term loan with a fixed interest rate of 11% maturing in November 2000, payable in full at the maturity date. At March 31, 1999 and December 31, 1998, $7.5 million and $5.0 million respectively remained outstanding under this loan agreement.

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


                                      WH 8

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

7.    RELATED PARTIES

Wise is engaged in various transactions with Borden and its affiliated companies in the ordinary course of business. A subsidiary of Borden provides certain administrative services to Wise at negotiated fees. These services include: processing of payroll and active and retiree group insurance claims. Wise reimburses the Borden subsidiary for payments for general disbursements, and general and group insurance and retirement benefit claims. The amount owed by Wise for these services is included in affiliated payables and was $500 and $463 at March 31, 1999 and December 31, 1998, respectively.

Wise is generally self-insured for general insurance claims and post-employment benefits other than pensions. The liabilities for these obligations are included in Wise's financial statements. The following table summarizes the charges to Wise for these costs.

                                                              Quarter ended
                                                                March 31,
                                                           1999            1998
--------------------------------------------------------------------------------
Employee benefits                                         $  431          $  564
Group and general insurance                                1,164             761
Information services                                         109              65
Corporate staff departments and overhead                     360             514
                                                          ------          ------
                                                          $2,064          $1,904
                                                          ======          ======
--------------------------------------------------------------------------------

Wise also invests excess cash with Borden in one-day investments that totaled $1,950 and $1,700 at March 31, 1999 and December 31, 1998, respectively which is included as a component of cash.


                                      WH 9