Form 10-Q
period 1999-06-30
BORDEN INC
filed 1999-08-10
CIK 13239

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q



X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-   EXCHANGE ACT OF 1934.

For the quarterly period ended                  June 30, 1999
                              --------------------------------------------------

Commission file number                               I-71
                      ----------------------------------------------------------

                                  BORDEN, INC.



     New Jersey                                        13-0511250
--------------------------------------           ------------------------------
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

Number of shares of common stock, $0.01 par value, outstanding as of the close of business on August 10, 1999: 198,974,994

                                  BORDEN, INC.


INTRODUCTION

The following filing with the Securities and Exchange Commission ("SEC") by Borden, Inc. ("the Company") presents four separate financial statements:
Borden, Inc. Condensed Consolidated Financial Statements, Borden, Inc. and Affiliates Condensed Combined Financial Statements, the Condensed Financial Statements of Wise Holdings, Inc. ("Wise Holdings") and the Condensed Financial Statements of Borden Foods Holdings Corporation ("Foods Holdings"). The consolidated statements present the Company after the effect of the sales of (i) the Company's former salty snacks business ("Wise") to Wise Holdings and its subsidiaries and (ii) the Company's former domestic and international foods business ("Foods") to Foods Holdings and its subsidiaries, as explained in Note 1 to the Condensed Consolidated and Condensed Combined financial statements. The Company, Wise Holdings, and Foods Holdings are controlled by BW Holdings, LLC ("BWHLLC"). The consolidated financial statements are those of the Company, which is the SEC Registrant.

The Borden, Inc. and Affiliates ("the Combined Companies") condensed combined financial statements are included herein to present the Company on a combined historical basis, including the financial position, results of operations and cash flows of Wise and Foods. Although not required, the combined financial statements have been included with the Registrants' SEC filings after the 1996 sales of Wise and Foods as supplemental information to the holders of the Company's publicly held debt issued prior to the sale of Wise and Foods and because management of the Company controls significant financial and managerial decisions with respect to Wise and Foods. The Combined Companies condensed financial statements do not reflect pushdown accounting and therefore present financial information on a basis consistent with that on which credit was originally extended to the Company. In accordance with rule 3-10 of Regulation S-X, the condensed financial statements of Wise Holdings and Foods Holdings are included in Part II of this Quarterly Report on Form 10-Q because Wise Holdings and Foods Holdings are guarantors of the Company's credit facility and all of the Company's outstanding publicly held debt.

BORDEN, INC.

INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.  BORDEN, INC. ("BORDEN") CONDENSED CONSOLIDATED AND BORDEN, INC.
AND AFFILIATES CONDENSED COMBINED FINANCIAL STATEMENTS

     Condensed Consolidated Statements of Operations and
         Comprehensive Income, three months ended June 30, 1999 and 1998....   4
         six months ended June 30, 1999 and 1998............................   6
     Condensed Consolidated Balance Sheets, June 30, 1999, and December
         31, 1998...........................................................   8
     Condensed Consolidated Statements of Cash Flows, six months ended
         June 30, 1999 and 1998.............................................  10
     Condensed Consolidated Statement of Shareholders' Equity, six months ended June 30, 1999................................................  12
     Condensed Combined Statements of Operations,
         three months ended June 30, 1999 and 1998..........................  13 six months ended June 30, 1999 and 1998............................  14
     Condensed Combined Balance Sheets, June 30, 1999, and December
         31, 1998...........................................................  15
     Condensed Combined Statements of Cash Flows, six months ended June
         30, 1999 and 1998..................................................  17
     Condensed Combined Statement of Shareholders' Equity, six months ended June 30, 1999................................................  19
     Notes to Condensed Consolidated and Condensed Combined Financial
         Statements.........................................................  20


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.......................................................  25

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........  34


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..................................................  35

ITEM 6.  EXHIBITS, GUARANTOR FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K.................................................................  35

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)
BORDEN, INC.
                                                     Three months ended June 30,
(In millions)                                           1999           1998
--------------------------------------------------------------------------------
Net sales                                              $343.9         $368.4
Cost of goods sold                                      229.9          259.9
                                                       ------         ------

Gross margin                                            114.0          108.5
                                                       ------         ------

Distribution expense                                     14.1           14.3
Marketing expense                                        19.9           23.2
General & administrative expense                         23.9           33.2
Gain on divestiture of business                          --             (8.3)
Business realignment                                     10.0            5.5
                                                       ------         ------

Operating income                                         46.1           40.6
                                                       ------         ------

Interest expense                                         15.7           15.7
Affiliated interest expense, net of affiliated
   interest income of $0.2 in 1999, and $0.5 in 1998      5.2            4.1
Interest income and other                                (8.9)          (7.1)
Equity in net (income) loss of unconsolidated
   subsidiaries                                          (1.4)           1.1
                                                       ------         ------

Income from continuing operations
   before income tax                                     35.5           26.8
Income tax expense                                       12.9           12.4
                                                       ------         ------

Income from continuing operations                        22.6           14.4
                                                       ------         ------

Discontinued operations:
Gain on disposal, net of tax                              0.6           --
                                                       ------         ------


Net income                                               23.2           14.4

Preferred stock dividends                               (18.5)         (18.4)
                                                       ------         ------

Net income (loss) applicable to common stock           $  4.7         $ (4.0)
                                                       ======         ======

Comprehensive income (see Note 4)                      $ 33.5         $  6.6
                                                       ======         ======

--------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Condensed Combined Financial Statements

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED) (continued)
BORDEN, INC.
                                                 Three months ended June 30,
(In millions, except per share data)                 1999           1998
--------------------------------------------------------------------------------
Basic and Diluted Per Share Data

Income from continuing operations                   $ 0.12         $ 0.07
Discontinued operations:
   Income from disposal                               --             --
                                                    ------         ------


Net income                                          $ 0.12         $ 0.07
Preferred stock dividends                            (0.09)         (0.09)
                                                    ------         ------

Net income (loss) applicable to common stock        $ 0.03         $(0.02)
                                                    ======         ======

Dividends per common share                          $ 0.06         $ 0.10
Dividends per preferred share                       $ 0.75         $ 0.75

Average number of common shares outstanding
   during the period                                 199.0          199.0

--------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Condensed Combined Financial Statements

--------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)
BORDEN, INC.
                                                          Six months ended June 30,
(In millions)                                                1999           1998
--------------------------------------------------------------------------------------
Net sales                                                   $650.8         $735.5
Cost of goods sold                                           441.7          534.7
                                                            ------         ------

Gross margin                                                 209.1          200.8
                                                            ------         ------

Distribution expense                                          26.1           26.6
Marketing expense                                             35.7           42.6
General & administrative expense                              55.0           68.6
Gain on divestiture of business                               --             (8.3)
Business realignment                                          10.0            5.5
                                                            ------         ------

Operating income                                              82.3           65.8
                                                            ------         ------

Interest expense                                              31.0           32.1
Affiliated interest expense, net of affiliated
   interest income of $0.4 in 1999, and $1.6 in 1998          10.0            8.9
Interest income and other                                    (17.6)         (12.5)
Equity in net loss of unconsolidated subsidiaries              3.9            0.5
                                                            ------         ------

Income from continuing operations
   before income tax                                          55.0           36.8
Income tax expense                                            19.1           16.5
                                                            ------         ------

Income from continuing operations                             35.9           20.3
                                                            ------         ------

Discontinued operations:
     Income from operations, net of tax                       --              2.3
     Gain on disposal, net of tax                              0.6           26.0
                                                            ------         ------

Net income                                                    36.5           48.6

Preferred stock dividends                                    (36.9)         (36.9)
                                                            ------         ------

Net (loss) income applicable to common stock                $ (0.4)        $ 11.7
                                                            ======         ======

Comprehensive income (see Note 4)                           $ 29.1         $ 43.0
                                                            ======         ======

--------------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Condensed Combined Financial Statements

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED) (continued)
BORDEN, INC.
                                                       Six months ended June 30,
(In millions, except per share data)                      1999            1998
--------------------------------------------------------------------------------
Basic and Diluted Per Share Data

Income from continuing operations                       $  0.18         $  0.10
Discontinued operations:
     Income from operations                                --              0.01
     Income from disposal                                  --              0.13
                                                        -------         -------


Net income                                                 0.18            0.24
Preferred stock dividends                                 (0.18)          (0.19)
                                                        -------         -------

Net income applicable to common stock                   $  --           $  0.05
                                                        =======         =======

Dividends per common share                              $  0.12         $  0.17
Dividends per preferred share                           $  1.50         $  1.50

Average number of common shares outstanding
   during the period                                      199.0           199.0

--------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Condensed Combined Financial Statements

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
BORDEN, INC.
(In millions)
                                                     June 30,       December 31,
ASSETS                                                 1999             1998
--------------------------------------------------------------------------------
CURRENT ASSETS
      Cash and equivalents                           $  580.0         $  672.1
      Accounts receivable (less allowance
       for doubtful accounts of $10.9 in 1999
       and $10.4 in 1998)                               223.8            210.7
      Inventories:
          Finished and in-process goods                  58.8             61.9
          Raw materials and supplies                     45.9             50.6
      Deferred income taxes                              59.4             73.3
      Other current assets                               18.9             18.4
                                                     --------         --------
                                                        986.8          1,087.0
                                                     --------         --------

INVESTMENTS AND OTHER ASSETS
      Investments                                        76.2             81.3
      Deferred income taxes                             109.4             89.4
      Prepaid pension assets                            131.9            133.3
      Other assets                                       40.8             38.0
      Assets sold under contractual
       arrangement (net of allowance
       of $62.8 in 1999 and $62.6 in 1998)               47.9             46.0
                                                     --------         --------
                                                        406.2            388.0
                                                     --------         --------

PROPERTY AND EQUIPMENT
      Land                                               24.6             25.7
      Buildings                                          89.5             93.2
      Machinery and equipment                           686.6            676.0
                                                     --------         --------
                                                        800.7            794.9
      Less accumulated depreciation                    (306.9)          (324.0)
                                                     --------         --------
                                                        493.8            470.9

INTANGIBLES                                              77.9             66.3
                                                     --------         --------

TOTAL ASSETS                                         $1,964.7         $2,012.2
                                                     ========         ========

--------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Condensed Combined Financial Statements

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
BORDEN, INC.
(In millions, except share data)
                                                    June 30,        December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                  1999              1998
--------------------------------------------------------------------------------
CURRENT LIABILITIES
      Accounts and drafts payable                   $  121.3         $  113.5
      Debt payable within one year                      20.4             16.1
      Income taxes payable                             286.8            284.7
      Loans payable to affiliates                      406.6            415.8
      Other current liabilities                        187.4            208.2
                                                    --------         --------
                                                     1,022.5          1,038.3
                                                    --------         --------

OTHER LIABILITIES
      Liabilities sold under contractual
       arrangement                                      41.6             41.6
      Long-term debt                                   541.4            552.0
      Non-pension post-employment benefit
       obligations                                     182.6            197.3
      Other long-term liabilities                       87.4             93.7
                                                    --------         --------
                                                       853.0            884.6
                                                    --------         --------
      Commitments and contingencies (see Note 6)

SHAREHOLDERS' EQUITY
      Preferred stock - Issued 24,574,751 shares       614.4            614.4
      Common stock - $0.01 par value: authorized
       300,000,000 shares, Issued 198,974,994
       shares                                            2.0              2.0
      Paid in capital                                  366.2            358.9
      Receivable from parent                          (414.9)          (415.3)
      Accumulated other comprehensive income           (58.4)           (51.0)
      Accumulated deficit                             (420.1)          (419.7)
                                                    --------         --------
                                                        89.2             89.3
                                                    --------         --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $1,964.7         $2,012.2
                                                    ========         ========

--------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Condensed Combined Financial Statements

-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
BORDEN, INC.
                                                      Six months ended June 30,
(In millions)                                            1999           1998
-------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
      Net income                                        $ 36.5         $ 48.6
      Adjustments to reconcile net income to net
       cash from (used in) operating activities:
          Gain on disposal of discontinued
           operations                                     (0.9)         (90.7)
          Gain on divestiture of business                 --             (8.3)
          Business realignment                            10.0            5.5
          Deferred tax provision (benefit)                (7.4)          88.1
          Depreciation and amortization                   24.2           25.8
          Unrealized gain on interest rate swap           (6.2)          (1.9)
          Equity in net loss of unconsolidated
           subsidiaries                                    3.9            0.5
      Net change in assets and liabilities:
          Trade receivables                              (25.4)         (23.9)
          Inventories                                      4.5           (2.5)
          Accounts and drafts payable                      3.8           (9.7)
          Income taxes                                     7.1            8.9
          Other assets                                     5.2           27.8
          Other liabilities                              (25.1)         (47.8)
          Discontinued operations working capital         --              3.0
                                                        ------         ------
                                                          30.2           23.4
                                                        ------         ------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
      Capital expenditures                               (24.1)         (29.8)
      Proceeds from the divestiture of businesses         --            335.9
      Purchase of businesses, net of cash acquired       (40.2)         (14.4)
      Net investment (in) from affiliate                  (1.9)          66.5
                                                        ------         ------
                                                         (66.2)         358.2
                                                        ------         ------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
      Net short-term debt (repayments) borrowings         (6.0)           4.0
      Repayment of long-term debt                         (0.3)        (235.3)
      Affiliated borrowings (repayments)                 (12.9)         433.6
      Interest received from parent                       24.6           34.1
      Common stock dividends paid                        (24.6)         (34.1)
      Preferred stock dividends paid                     (36.9)         (36.9)
                                                        ------         ------
                                                         (56.1)         165.4
                                                        ------         ------

-------------------------------------------------------------------------------

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED) (continued)
BORDEN, INC.
                                                       Six months ended June 30,
(In millions)                                             1999           1998
--------------------------------------------------------------------------------
      (Decrease) increase in cash and equivalents        $(92.1)        $547.0
      Cash and equivalents at beginning
       of period                                          672.1          183.6
                                                         ------         ------
      Cash and equivalents at end
       of period                                         $580.0         $730.6
                                                         ======         ======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid:
            Interest, net                                $ 24.8         $ 23.5
            Taxes                                          19.4            8.9
      Non-cash activity:
            Distribution of note receivable from
                Company's parent to cancel options         --             28.5
            Investment retained in IHDG                    --             10.5
            Capital contribution by parent                 16.8           12.1

--------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Condensed Combined Financial Statements

-----------------------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
BORDEN, INC.
(In millions)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            Accumulated
                                                                               Receivable      Other
                                         Preferred     Common      Paid-in        from     Comprehensive   Accumulated
                                           Stock       Stock       Capital       Parent        Income        Deficit      Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                 $614.4       $2.0        $358.9      $(415.3)      $(51.0)        $(419.7)     $ 89.3
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                      36.5        36.5

Translation adjustments                                                                         (7.4)                       (7.4)

Preferred stock dividends                                                                                      (36.9)      (36.9)

Common stock dividends                                               (24.3)                                                (24.3)

Interest accrued on notes from parent                                 14.8          0.4                                     15.2

Capital contribution from parent                                      16.8                                                  16.8
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999                     $614.4       $2.0        $366.2      $(414.9)      $(58.4)        $(420.1)     $ 89.2
-----------------------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Condensed Combined Financial Statements

------------------------------------------------------------------------------
CONDENSED COMBINED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)
BORDEN, INC. AND AFFILIATES
                                                   Three months ended June 30,
(In millions)                                         1999           1998
------------------------------------------------------------------------------
Net sales                                            $519.1         $582.5
Cost of goods sold                                    326.1          392.8
                                                     ------         ------

Gross margin                                          193.0          189.7
                                                     ------         ------

Distribution expense                                   30.6           30.7
Marketing expense                                      63.9           77.7
General & administrative expense                       50.0           56.2
Gain on divestiture of businesses                     (10.4)          (9.4)
Business realignment                                   10.0            7.4
                                                     ------         ------

Operating income                                       48.9           27.1
                                                     ------         ------

Interest expense                                       15.8           15.9
Affiliated interest expense                             1.8            1.2
Interest income and other                              (7.9)          (8.7)
Equity in net (income) loss of unconsolidated
 subsidiaries                                          (1.4)           1.1
                                                     ------         ------

Income from continuing operations
 before income tax                                     40.6           17.6
Income tax expense                                     25.8           23.5
                                                     ------         ------

Income (loss) from continuing operations               14.8           (5.9)
                                                     ------         ------

Discontinued operations:
Gain on disposal, net of tax                            0.6           --
                                                     ------         ------

Net income (loss)                                      15.4           (5.9)

Affiliate's share of loss (income)                      0.6           (1.3)

Preferred stock dividends                             (18.5)         (18.4)
                                                     ------         ------

Net loss applicable to common stock                  $ (2.5)        $(25.6)
                                                     ======         ======

Comprehensive income (see Note 4)                    $ 29.7         $(20.3)
                                                     ======         ======

------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Condensed Combined Financial Statements

------------------------------------------------------------------------------------------
CONDENSED COMBINED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)
BORDEN, INC. AND AFFILIATES
                                                         Six months ended June 30,
(In millions)                                              1999             1998
------------------------------------------------------------------------------------------
Net sales                                                $1,015.6         $1,226.2
Cost of goods sold                                          639.2            835.0
                                                         --------         --------

Gross margin                                                376.4            391.2
                                                         --------         --------

Distribution expense                                         59.0             64.5
Marketing expense                                           145.0            171.0
General & administrative expense                             94.6            116.1
Gain on divestiture of businesses                           (14.8)          (310.8)
Business realignment                                         10.0              4.8
                                                         --------         --------

Operating income                                             82.6            345.6
                                                         --------         --------

Interest expense                                             31.4             32.8
Affiliated interest expense                                   3.5              1.2
Interest income and other                                   (17.7)           (16.1)
Equity in net loss of unconsolidated subsidiaries             3.9              0.5
                                                         --------         --------

Income from continuing operations
 before income tax                                           61.5            327.2
Income tax expense                                           32.7             90.4
                                                         --------         --------

Income from continuing operations                            28.8            236.8
                                                         --------         --------

Discontinued operations:
     Income from operations, net of tax                      --                2.3
     Gain on disposal, net of tax                             0.6             26.0
                                                         --------         --------

Net income                                                   29.4            265.1

Affiliate's share of income                                  (0.3)          (130.0)

Preferred stock dividends                                   (36.9)           (36.9)
                                                         --------         --------

Net (loss) income applicable to common stock             $   (7.8)        $   98.2
                                                         ========         ========

Comprehensive income (see Note 4)                        $   24.5         $  359.7
                                                         ========         ========

------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Condensed Combined Financial Statements

--------------------------------------------------------------------------------
CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)
BORDEN, INC. AND AFFILIATES
(In millions)
                                                     June 30,       December 31,
ASSETS                                                 1999             1998
--------------------------------------------------------------------------------
CURRENT ASSETS
      Cash and equivalents                           $  603.5         $  695.5
      Accounts receivable (less allowance for
       doubtful accounts of $14.2 in 1999 and
       $13.8 in 1998)                                   296.9            291.7
      Inventories:
          Finished and in-process goods                 110.0            108.9
          Raw materials and supplies                     61.8             81.3
      Deferred income taxes                              83.9             99.2
      Other current assets                               30.0             33.3
                                                     --------         --------
                                                      1,186.1          1,309.9
                                                     --------         --------

INVESTMENTS AND OTHER ASSETS
      Investments                                        76.2             81.3
      Deferred income taxes                             109.4             89.4
      Prepaid pension assets                            140.2            140.8
      Other assets                                       39.0             34.8
                                                     --------         --------
                                                        364.8            346.3
                                                     --------         --------

PROPERTY AND EQUIPMENT
      Land                                               37.9             39.4
      Buildings                                         185.3            194.3
      Machinery and equipment                         1,024.1          1,000.4
                                                     --------         --------
                                                      1,247.3          1,234.1
      Less accumulated depreciation                    (540.4)          (554.6)
                                                     --------         --------
                                                        706.9            679.5

INTANGIBLES                                             394.1            386.2
                                                     --------         --------

TOTAL ASSETS                                         $2,651.9         $2,721.9
                                                     ========         ========

--------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Condensed Combined Financial Statements

-------------------------------------------------------------------------------
CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)
BORDEN, INC. AND AFFILIATES
(In millions)
                                                    June 30,       December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                  1999             1998
-------------------------------------------------------------------------------
CURRENT LIABILITIES
      Accounts and drafts payable                   $  183.1         $  185.4
      Debt payable within one year                      22.2             23.1
      Income taxes payable                             303.0            279.8
      Loans payable to affiliate                       144.9            138.2
      Other current liabilities                        296.7            362.6
                                                    --------         --------
                                                       949.9            989.1
                                                    --------         --------

OTHER LIABILITIES
      Long-term debt                                   544.1            554.6
      Non-pension post-employment benefit
       obligations                                     199.3            214.6
      Other long-term liabilities                      115.2            129.7
                                                    --------         --------
                                                       858.6            898.9
                                                    --------         --------
      Commitments and contingencies (See Note 6)

SHAREHOLDERS' EQUITY
      Preferred stock                                  614.4            614.4
      Common stock                                       2.0              2.0
      Paid in capital                                  675.0            653.5
      Receivable from parent                          (414.9)          (415.3)
      Affiliate's interest in subsidiary                61.1             60.8
      Accumulated other comprehensive income           (94.1)           (89.2)
      (Accumulated deficit) retained earnings           (0.1)             7.7
                                                    --------         --------
                                                       843.4            833.9
                                                    --------         --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $2,651.9         $2,721.9
                                                    ========         ========

------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Condensed Combined Financial Statements

--------------------------------------------------------------------------------
CONDENSED COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
BORDEN, INC. AND AFFILIATES
                                                       Six months ended June 30,
(In millions)                                            1999             1998
--------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
      Net income                                       $   29.4         $  265.1
      Adjustments to reconcile net income to net
       cash from (used in) operating activities:
          Gain on disposal of discontinued operations      (0.9)           (90.7)
          Gain on divestiture of businesses               (14.8)          (310.8)
          Business realignment                             10.0              4.8
          Deferred tax provision                            0.6            124.8
          Depreciation and amortization                    41.6             43.9
          Unrealized gain on interest rate swap            (6.2)            (1.9)
          Equity in net loss of unconsolidated
           subsidiaries                                     3.9              0.5
      Net change in assets and liabilities:
          Trade receivables                               (29.3)            33.1
          Inventories                                      15.4             19.4
          Accounts and drafts payable                      (6.3)           (27.2)
          Income taxes                                     28.0             (7.8)
          Other assets                                     19.8             43.7
          Other liabilities                               (66.1)           (15.4)
          Discontinued operations working capital          --                3.0
                                                       --------         --------
                                                           25.1             84.5
                                                       --------         --------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
      Capital expenditures                                (52.4)           (46.4)
      Proceeds from the divestiture of businesses          16.5          1,059.1
      Proceeds from the sale of fixed assets                4.6             11.2
      Purchase of business, net of cash acquired          (40.2)           (14.4)
                                                       --------         --------
                                                          (71.5)         1,009.5
                                                       --------         --------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
      Net short-term debt (repayments) borrowings         (11.6)             6.7
      Repayment of long-term debt                          --             (236.0)
      Affiliated borrowings                                 2.9             --
      Distribution to affiliates                           --             (272.2)
      Interest received from parent                        24.6             34.1
      Common stock dividends paid                         (24.6)           (34.1)
      Preferred stock dividends paid                      (36.9)           (36.9)
                                                       --------         --------
                                                          (45.6)          (538.4)
                                                       --------         --------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
CONDENSED COMBINED STATEMENTS OF CASH FLOWS
 (UNAUDITED) (continued)
BORDEN, INC. AND AFFILIATES
                                                       Six months ended June 30,
(In millions)                                             1999           1998
--------------------------------------------------------------------------------
      (Decrease) increase in cash and equivalents        $(92.0)        $555.6
      Cash and equivalents at beginning
       of period                                          695.5          198.6
                                                         ------         ------
      Cash and equivalents at end
       of period                                         $603.5         $754.2
                                                         ======         ======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid:
          Interest, net                                  $ 18.1         $ 15.0
          Taxes                                             4.6           59.6
          Non-cash activity:
               Distribution of note receivable
                from Company's parent to cancel
                options                                    --             28.5
               Investment retained in IHDG                 --             10.5
               Capital contribution by parent              16.8           12.1
               Affiliate's share of income                  0.3          130.0

--------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Condensed Combined Financial Statements

------------------------------------------------------------------------------------------------------------------------------------
CONDENSED COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
BORDEN, INC. AND AFFILIATES
(In millions)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                Accumulated
                                                                     Receivable  Affiliate's       Other
                                      Preferred   Common   Paid-in      from     Interest in   Comprehensive   Accumulated
                                        Stock     Stock    Capital     Parent     Subsidiary       Income        Deficit     Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998              $614.4     $2.0     $653.5    $(415.3)      $60.8         $(89.2)         $ 7.7     $833.9
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                         29.4       29.4

Translation adjustments                                                                             (4.9)                     (4.9)

Preferred stock dividends                                                                                         (36.9)     (36.9)

Common stock dividends                                       (24.3)                                                          (24.3)

Interest accrued on notes from parent                         14.8        0.4                                                 15.2

Capital contribution from parent                              16.8                                                            16.8

Transfer of tax basis among affiliates                        14.2                                                            14.2

Affiliate's interest in subsidiary                                                    0.3                          (0.3)       --
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999                  $614.4     $2.0     $675.0    $(414.9)      $61.1         $(94.1)        $ (0.1)    $843.4
------------------------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Condensed Combined Financial Statements

NOTES TO CONDENSED CONSOLIDATED
AND CONDENSED COMBINED FINANCIAL STATEMENTS
(Dollars in millions except per share amounts and as otherwise indicated)

1.   BASIS OF PRESENTATION

     The Registrant, Borden, Inc. (the "Company") is engaged primarily in manufacturing, processing, purchasing and distributing a broad range of products worldwide. The Company's principal line of business is chemicals ("Chemical"), including formaldehyde, melamine, resins, coatings and other specialty and industrial chemicals. The Company also produces and sells consumer adhesives and provides infrastructure management services.

     The Company's principal lines of business formerly included its international and domestic foods operations ("Foods") and salty snacks business ("Wise"). Subsidiaries of BWHLLC, an affiliate of the Company's parent, together with subsidiaries of Wise Holdings, Inc. ("Wise Holdings") and subsidiaries of Borden Foods Holdings Corporation ("Foods Holdings") purchased Wise and Foods on July 2, 1996 and October 1, 1996, respectively. As a result of these sales, Wise and Foods, as of their respective sale dates, are no longer legally part of the Company on a consolidated basis, although Wise Holdings and Foods Holdings provide financial guarantees to obligations under the Company's credit facility and all of the Company's outstanding publicly held debt. Additionally, management of the Company continues to exercise significant operating and financial control over Wise and Foods. Because of the aforementioned control and guarantees, the Company has included, supplementally in this filing, the financial condition and results of operations and cash flows for Borden, Inc. and Affiliates (the "Combined Companies") consistent with that upon which credit was originally extended to the Company.

     The accompanying unaudited interim Condensed Consolidated and Condensed Combined financial statements contain all adjustments, consisting only of normal adjustments, which in the opinion of management are necessary for a fair statement of the results for the interim periods. Results for the interim periods are not necessarily indicative of results for the full year.

2.   BUSINESS ACQUISITIONS, DIVESTITURES AND REALIGNMENT

     In April, the Combined Companies sold the milk powder business located in China for approximately $7.1, which resulted in a pre-tax gain of approximately $10.8 ($3.5 after tax).

     In May, the Company completed the acquisition of Spurlock Industries, Inc. ("Spurlock"), for $40.2 in cash. Spurlock is a formaldehyde and resins producer primarily for forest products applications, with manufacturing facilities in Waverly, Virginia, Maalvern, Arkansas, and Moreau, New York. The acquisition was accounted for using the purchase method of accounting and, accordingly, its results of operations have been included from the date of acquisition. The excess of purchase price over net tangible assets ("goodwill") was approximately $13.0. The amortization period of the intangible will be finalized in the third quarter.

     In June, the Company finalized a plan for the closure of the Chemical resins operations in the Philippines by the end of 1999. As part of this plan, long-lived assets will be disposed of and have been written down to net realizable value at June 30, 1999 based upon estimated proceeds of $5.0. This resulted in a charge of $10.0 for the three months ended June 30, 1999 which has been classified as business realignment on the Condensed Consolidated and Condensed Combined Statements of Operations. This charge has been reflected as a reduction of accumulated translation adjustments previously recorded on the balance sheet for the Philippines. Severance and other costs related to the closure of the Philippines operations will be recorded when the requirements of EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity", are met, which is anticipated to be by year end 1999.

     Subsequent Event
     ----------------
     Early in the third quarter, the Company completed the acquisition of Blagden Chemicals, Ltd. ("Blagden") for $71.5 in cash. Blagden produces formaldehyde and resins for forest products, foundry, and industrial applications at three manufacturing facilities in the United Kingdom and at a fourth in The Netherlands. The acquisition will be accounted for using the purchase method of accounting and accordingly, its results of operations will be included with those of the Company from the date of acquisition.

3.   DISCONTINUED OPERATIONS

     The Decorative Products business was sold on March 13, 1998. Since the business was a separate segment of the Company's business as defined by generally accepted accounting principles, the business' results have been reclassified to discontinued operations in the 1998 statements of operations and cash flows. A summary of the results included in these Condensed Consolidated and Condensed Combined financial statements is shown below.

                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                JUNE 30,                    JUNE 30,
                                           ------------------          ------------------
                                            1999         1998          1999          1998
     ----------------------------------------------------------------------------------------
     Net sales                              $ --         $ --          $ --         $73.2
     Income before income taxes               --           --            --           3.5
     Income tax expense                       --           --            --           1.2
     Income from discontinued operations      --           --            --           2.3
     ----------------------------------------------------------------------------------------

     In addition to the amount shown above, gains (net of tax) recognized on the sale of the Decorative Products business are included in the discontinued operations of the consolidated and combined financial statements for 1998. The 1999 net of tax gain of $0.6 represents a favorable claim settlement related to the 1997 divestiture of the Dairy business.

4.   COMPREHENSIVE INCOME

     Comprehensive income was computed as follows:

                                                          THREE MONTHS ENDED JUNE 30,
                                                 --------------------------------------------
                                                   CONSOLIDATED                COMBINED
                                                 -----------------        -------------------
                                                  1999        1998         1999         1998
     ----------------------------------------------------------------------------------------
     Net income (loss)                           $23.2       $14.4        $15.4       $ (5.9)
     Foreign currency translation adjustments      0.3        (7.8)         4.3        (14.4)
     Reclassification adjustments                 10.0          --         10.0           --
                                                 -----       -----        -----       ------
                                                 $33.5       $ 6.6        $29.7       $(20.3)
     ----------------------------------------------------------------------------------------

                                                          SIX MONTHS ENDED JUNE 30,
                                                 --------------------------------------------
                                                   CONSOLIDATED                COMBINED
                                                 -----------------        -------------------
                                                  1999        1998         1999         1998
     ----------------------------------------------------------------------------------------
     Net income                                  $ 36.5      $48.6        $ 29.4       $265.1
     Foreign currency translation adjustments     (17.4)      (5.6)        (14.9)       (13.8)
     Reclassification adjustments                  10.0         --          10.0        108.4
                                                 ------      -----        ------       ------
                                                 $ 29.1      $43.0        $ 24.5       $359.7
     ----------------------------------------------------------------------------------------

     The foreign currency translation adjustments in 1999 relate primarily to amounts recorded in the first quarter for the Latin America Chemical businesses. The reclassification adjustment in 1999 represents the accumulated translation adjustment included as part of the charge to close the Chemical Philippines operation. The reclassification adjustment in 1998 represents the accumulated translation adjustment recognized on the sale of the Combined Companies' KLIM business.

5.   RELATED PARTY TRANSACTIONS

     Foods and BWHLLC, an affiliate of the Company's parent, invest cash not used in operations with the Company. At June 30, 1999, Foods had $264.6 invested with the Company and BWHLLC had $142.0 invested with the Company. These balances are reflected as loans payable to unconsolidated affiliates in the consolidated balance sheet. Loans payable to unconsolidated affiliates for the Combined Companies includes $142.0 invested by BWHLLC and $2.9 from an affiliate of the Combined Companies.

     The Company provides infrastructure management services to Foods and Wise. Fees received for these services are offset against the Company's general and administrative expenses and approximated $2.5 and $3.5 for the three months ended June 30, 1999 and 1998, respectively, and $4.9 and $6.6 for the six months ended June 30, 1999 and 1998, respectively.

6.   COMMITMENTS AND CONTINGENCIES

     ENVIRONMENTAL MATTERS - The Company and Combined Companies, like others in similar businesses, are subject to extensive federal, state and local environment laws and regulations. Although environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent regulation could require the Company and Combined Companies to make additional unforeseen environmental expenditures.

     Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Environmental accruals are routinely reviewed on an interim basis as events and developments warrant. The Company and Combined Companies have each accrued approximately $18.7 and $19.6 at June 30, 1999 and December 31, 1998, respectively, for probable environmental remediation and restoration liabilities. This is management's best estimate of these liabilities, based on currently available information and analysis. The Company and Combined Companies believe that it is reasonably possible that costs associated with such liabilities may exceed current reserves by amounts that may prove insignificant, or by amounts, in the aggregate, of up to approximately $12.0.

     LEGAL MATTERS - The Company and Combined Companies have recorded $10.3 and $13.8, respectively, in liabilities at June 30, 1999, for legal costs that they believe are probable and reasonably estimable. These liabilities at December 31, 1998, totaled $17.6 and $32.1 for the Company and Combined Companies, respectively. Actual costs are not expected to exceed these amounts. In addition, the Company and Combined Companies may be held responsible for certain environmental liabilities incurred at Borden Chemical and Plastics Limited Partnership facilities, which were previously owned by the Company. Management believes, based upon the information it currently possesses, and taking into account its established reserves for estimated liability and its insurance coverage, that the ultimate outcome of the foregoing proceedings and actions is unlikely to have a material adverse effect on the Company's or Combined Companies' financial position or operating results.

     OTHER COMMITMENTS - A wholly owned subsidiary serving as general partner of Borden Chemicals and Plastics Limited Partnership ("BCP") has certain fiduciary responsibilities to BCP's unitholders. The Company and Combined Companies believe that such responsibilities will not have a material adverse effect on their financial statements.

7.   SEGMENT INFORMATION

     --------------------------------------------------------------------------------------------------------
                                                                       THREE MONTHS ENDED JUNE 30,
                                                          ---------------------------------------------------
                                                              CONSOLIDATED                     COMBINED
                                                          ---------------------         ---------------------
                                                           1999           1998           1999           1998
     --------------------------------------------------------------------------------------------------------
     NET SALES TO UNAFFILIATED CUSTOMERS:
              Foods ongoing                                 --             --           $111.7         $126.9
              Foods Unaligned                               --             --              4.5           26.0
              Wise                                          --             --             59.0           61.2
              Chemical                                    $307.2         $323.7          307.2          323.7
              Corporate and other                           36.7           36.0           36.7           36.0
              Businesses held for sale                      --              8.7           --              8.7
                                                          ------         ------         ------         ------
              NET SALES TO UNAFFILIATED CUSTOMERS:        $343.9         $368.4         $519.1         $582.5
                                                          ======         ======         ======         ======

       OPERATING EBITDA:
              Foods ongoing                                 --             --           $ (1.2)        $ (5.4)
              Foods Unaligned                               --             --              0.4           (1.7)
              Wise                                          --             --              2.5            1.8
              Chemical                                    $ 56.0         $ 48.9           56.0           48.9
              Corporate and other                           12.3            2.3           12.3            2.3
              Businesses held for sale                      --             (0.6)          --             (0.6)
                                                          ------         ------         ------         ------
              ADJUSTED OPERATING EBITDA (1)                 68.3           50.6           70.0           45.3

              Significant unusual items (2)                (10.0)           2.8            0.4            2.0
                                                          ------         ------         ------         ------
              OPERATING EBITDA                              58.3           53.4           70.4           47.3

              Depreciation and amortization                (12.2)         (12.8)         (21.5)         (20.2)
                                                          ------         ------         ------         ------
              OPERATING INCOME                            $ 46.1         $ 40.6         $ 48.9         $ 27.1
                                                          ======         ======         ======         ======
     --------------------------------------------------------------------------------------------------------

    (1) Adjusted Operating EBITDA represents net income (loss) excluding discontinued operations, non-operating income and expenses, interest, taxes, depreciation, amortization and significant unusual items.
    (2) 1999 Consolidated represents costs associated with realignment of a Chemical business of $10.0. 1999 Combined includes the Chemical realignment charge and gains on the sale of Foods Unaligned businesses due to additional proceeds and lower than expected exit costs related to the 1998 KLIM sale of $10.4. 1998 Consolidated and Combined include a gain on business sale(s) less a business realignment charge(s).

     ----------------------------------------------------------------------------------------------------
                                                                     SIX MONTHS ENDED JUNE 30,
                                                      ---------------------------------------------------
                                                          CONSOLIDATED                  COMBINED
                                                      -------------------       -------------------------
                                                       1999         1998          1999             1998
     ----------------------------------------------------------------------------------------------------
     NET SALES TO UNAFFILIATED CUSTOMERS:
              Foods ongoing                             --           --         $  245.7         $  276.5
              Foods Unaligned                           --           --             10.1             99.0
              Wise                                      --           --            109.0            115.2
              Chemical                                $592.8       $643.4          592.8            643.4
              Corporate and other                       58.0         55.3           58.0             55.3
              Businesses held for sale                  --           36.8           --               36.8
                                                      ------       ------       --------         --------
              SALES TO UNAFFILIATED CUSTOMERS:        $650.8       $735.5       $1,015.6         $1,226.2
                                                      ======       ======       ========         ========

      OPERATING EBITDA:
              Foods ongoing                             --           --         $   (2.4)        $   (5.2)
              Foods Unaligned                           --           --              2.1             (1.5)
              Wise                                      --           --              3.2              2.2
              Chemical                                $105.7       $ 93.1          105.7             93.1
              Corporate and other                       10.8         (4.7)          10.8             (4.7)
              Businesses held for sale                  --            0.4           --                0.4
              Combining Adjustments                     --           --             --               (0.8)
                                                      ------       ------       --------         --------
              ADJUSTED OPERATING EBITDA (1)            116.5         88.8          119.4             83.5


              Significant unusual items (2)            (10.0)         2.8            4.8            306.0
                                                      ------       ------       --------         --------
              OPERATING EBITDA                         106.5         91.6          124.2            389.5

              Depreciation and amortization            (24.2)       (25.8)         (41.6)           (43.9)
                                                      ------       ------       --------         --------
              OPERATING INCOME                        $ 82.3       $ 65.8       $   82.6         $  345.6
                                                      ======       ======       ========         ========
     ----------------------------------------------------------------------------------------------------

     (1) Adjusted Operating EBITDA represents net income (loss) excluding discontinued operations, non-operating income and expenses, interest, taxes, depreciation, amortization and significant unusual items.
     (2) 1999 Consolidated represents costs associated with realignment of a Chemical business of $10.0. 1999 Combined includes the Chemical realignment charge and gains on the sale of Foods Unaligned businesses due to additional proceeds and lower than expected exit costs related to the 1998 KLIM sale of $14.8. 1998 Combined includes primarily gains on the sale of Foods Unaligned businesses.

                          PART 1. FINANCIAL INFORMATION

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a comparison of sales and operating income by business unit.

(Dollars in millions)
-----------------------------------------------------------------------------------------------------------------
                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                 JUNE 30,                        JUNE 30,
                                                          ---------------------         -------------------------
                                                           1999           1998            1999             1998
-----------------------------------------------------------------------------------------------------------------
NET SALES
---------
         Chemical                                         $307.2         $323.7         $  592.8         $  643.4
         Corporate and other                                36.7           36.0             58.0             55.3
         Business held for sale (1)                         --              8.7             --               36.8
                                                          ------         ------         --------         --------
         CONSOLIDATED NET SALES                            343.9          368.4            650.8            735.5

         Foods ongoing                                     111.7          126.9            245.7            276.5
         Foods Unaligned                                     4.5           26.0             10.1             99.0
                                                          ------         ------         --------         --------
                   Total Foods                             116.2          152.9            255.8            375.5
         Wise                                               59.0           61.2            109.0            115.2
                                                          ------         ------         --------         --------
         COMBINED NET SALES                               $519.1         $582.5         $1,015.6         $1,226.2
                                                          ======         ======         ========         ========

OPERATING INCOME
----------------
         Chemical                                         $ 35.6         $ 41.1         $   75.3         $   75.2
         Business held for sale (1)                         --             (1.1)            --               (1.4)
         Corporate and other                                10.5            0.6              7.0             (8.0)
                                                          ------         ------         --------         --------
         CONSOLIDATED OPERATING INCOME                      46.1           40.6             82.3             65.8

         Foods ongoing                                      (8.6)         (12.6)           (16.1)           (19.6)
         Foods Unaligned                                     0.3           (2.1)             1.8             (0.3)
         Gain on sale of Foods Unaligned businesses         10.4            1.1             14.8            302.5
                                                          ------         ------         --------         --------
                    Total Foods                              2.1          (13.6)             0.5            282.6
         Wise                                                0.7            0.1             (0.2)            (2.0)
         Combining adjustments                              --             --               --               (0.8)
                                                          ------         ------         --------         --------
         COMBINED OPERATING INCOME                        $ 48.9         $ 27.1         $   82.6         $  345.6
                                                          ======         ======         ========         ========
-----------------------------------------------------------------------------------------------------------------

(1) Includes the operating results of the commercial and industrial wallcovering business prior to its sale in April 1998.

CONSOLIDATED AND COMBINED THREE MONTHS ENDED JUNE 30, 1999 VERSUS THREE MONTHS ENDED JUNE 30, 1998

Consolidated Summary
--------------------

Consolidated net sales decreased $24.5 million or approximately 7% in 1999 to $343.9 million from $368.4 million in 1998. The net sales decline was primarily due to lower Chemical net sales related to lower unit pricing, unfavorable currency exchange rates and the exit of non-core businesses in 1998, partially offset by improved volumes in the North American Chemical businesses. In addition, the 1998 divestiture of the commercial and industrial wallcoverings business, previously classified as "Business held for sale", contributed to the overall decline in net sales. Operating income improved $5.5 million or approximately 14% to $46.1 million from $40.6 million in 1998, due primarily to improved Chemical volumes, the timing of corporate expenses and favorable settlement of corporate liabilities, partially offset by a $10.0 million charge related to the closure of the Philippines Chemical operations.

Combined Summary
----------------

Combined net sales decreased $63.4 million or 11% to $519.1 million from $582.5 million in 1998. The decline in sales was caused primarily by the divestiture of Foods Unaligned businesses in 1998, reduction in pasta volumes, and the factors described above for consolidated net sales. Combined operating income improved $21.8 million or approximately 80% to $48.9 million from $27.1 million in 1998. The increase is primarily due to gains on the sale of Foods Unaligned businesses, improvements in Foods ongoing operations due to lower raw material costs and promotional spending, as well as the consolidated operating income results.

Chemical
--------

Chemical net sales were down $16.5 million or approximately 5% to $307.2 million from $323.7 million in 1998. The most significant components of the decline are lower pricing, unfavorable currency exchange rates in Latin America, and the prior year exit from certain non-core businesses in North America, Latin America and Europe, all partially offset by improved volumes, primarily in the North America forest products resin business.

Significantly lower pricing, which negatively impacted net sales by approximately $21 million, reflects competitive market conditions as well as contractual arrangements that require pass-through of significantly lower raw material costs, primarily for methanol, phenol and urea.

The unfavorable currency exchange rates in Latin America reflect a significant currency devaluation in Brazil in early 1999 that had an unfavorable impact on 1999 net sales of approximately $12 million versus the prior year.

The 1998 sale of the North America paper resins business and the Latin America plastic films business and the closure of a European operation resulted in a net sales decline of approximately $11 million versus the prior year. This decline in net sales was partially offset by the acquisition of Spurlock Industries in May 1999, which contributed net sales of approximately $4 million.

Overall volume improvement of 11% had a positive impact on net sales of approximately $27 million, with most of the improvement coming from a $17 million increase in the North America forest products resin business. The improved volume in North America was driven by continued low interest rates and strong housing and construction activity.

Operating income decreased $5.5 million or approximately 13% to $35.6 million from $41.1 million in 1998. The decline is primarily the result of a $10.0 million charge related to the closure of a plant in the Philippines. Excluding this charge, operating results for the second quarter increased $4.5 million or approximately 11% from the second quarter of 1998. The improvement is due primarily to improved volumes and unit margins that reflect significantly lower raw material costs. These improvements were partially offset by higher selling, general and administrative expenses and the effect of unfavorable currency exchange rates in Canada and Latin America. The favorable impact of significantly lower raw material costs was substantially offset by lower prices.

Foods
-----

Foods net sales for the three months ended June 30, 1999 decreased $36.7 million or approximately 24% to $116.2 million from $152.9 million in 1998. Sales of Foods Unaligned businesses during 1999 and 1998 accounted for $21.5 million or approximately 59% of the decline. Net sales from ongoing businesses declined $15.2 million resulting primarily from reductions in pasta and sauce volumes of approximately $11.6 million due to customer inventory reductions as well as product category and market share declines. Additionally, lower pasta unit pricing resulted in net sales declines of $2.6 million. As part of lowering pasta unit pricing, promotion spending was also reduced.

Foods operating results improved $15.7 million from a loss of $13.6 million to income of $2.1 million in 1999. This increase was largely due to increased gains on the sale of Foods Unaligned businesses in 1999 of $9.3 million. Results of Foods Unaligned business operations improved $2.4 million. Results from Foods ongoing operations improved $4.0 million or approximately 32% to a loss of $8.6 million in 1999 from a loss of $12.6 million in 1998. Despite lower sales, gross margin remained the same due to lower raw material prices and manufacturing improvements. Additionally, promotion spending was lower. These operating improvements were partially offset by higher general and administrative expenses related to enterprise-wide information technology systems implementation and start-up costs.

Wise
----

Wise net sales in the second quarter declined $2.2 million or approximately 4% to $59.0 million from $61.2 million in the second quarter of 1998. This net sales decline is primarily the result of the sale of the Caribbean based distributorship in May of 1998. Operating income in the second quarter increased $0.6 million to $0.7 million from $0.1 million in 1998. The improvement was primarily the result of reduced manufacturing, marketing and administrative expenses compared to the same period last year.

Corporate and other
-------------------

Corporate and other net sales for the three months ended June 30, 1999 increased $0.7 million or approximately 2%, to $36.7 million from $36.0 million in 1998. This increase is primarily due to higher volumes and improved mix in the consumer adhesives business.

Operating income for the three months ended June 30, 1999 increased $9.9 million to $10.5 million from $0.6 million in 1998, principally due to reduced general and administrative expenses. Lower expenses in 1999 are primarily due to gains on disposal of property in 1999 compared with losses in 1998 ($1.9 million), improved cost management resulting in lower salary costs ($1.8 million), and favorable settlement of corporate liabilities ($4.8 million). Lower expenses were also attributable, in part to a net $0.8 million reduction in 1999 due to the timing of various corporate and administrative expenses. Performance in the consumer adhesives business also improved.

CONSOLIDATED AND COMBINED SIX MONTHS ENDED JUNE 30, 1999 VERSUS SIX MONTHS ENDED JUNE 30, 1998

Consolidated Summary
--------------------

Consolidated net sales for the six months ended June 30, 1999 decreased $84.7 million or approximately 12% to $650.8 million from $735.5 million in 1998. The net sales decline was primarily due to lower Chemical net sales related to lower unit pricing, unfavorable currency exchange rates and the exit of non-core businesses in 1998, partially offset by improved volumes in the North America Chemical businesses. In addition, the 1998 divestiture of the commercial and industrial wallcoverings business, previously classified as "Business held for sale", contributed to the overall decline in net sales. Operating income improved $16.5 million or approximately 25% to $82.3 million from $65.8 million in 1998, due primarily to improved Chemical volumes, timing differences in corporate expenses and favorable settlement of corporate liabilities, partially offset by a $10.0 million charge related to the closure of the Philippines Chemical operations.

Combined Summary
----------------

Combined net sales decreased $210.6 million or approximately 17% to $1,015.6 million from $1,226.2 million in 1998. The decline in net sales was caused primarily by the divestiture of Foods Unaligned businesses in 1998, reduction in pasta volumes, and the factors described above for consolidated net sales. Combined operating income declined $263.0 million or 76% to $82.6 million from $345.6 million in 1998. The decrease is primarily due to gains on the sale of Foods Unaligned businesses in 1998 of $302.5 million versus $14.8 million in 1999, and the consolidated operating income results described above.

Chemical
--------

Chemical net sales in the first half of 1999 were down $50.6 million, or approximately 8% to $592.8 from $643.4 in 1998. The most significant components of the decline are lower pricing, unfavorable currency exchange rates in Latin America, and the prior year exit from certain non-core businesses in North America, Latin America and Europe, all partially offset by improved volumes, primarily in the North America forest products resins business.

Significantly lower pricing, which negatively impacted net sales by approximately $40 million, reflects competitive market conditions as well as contractual arrangements that require pass-through of significantly lower raw material costs, primarily for methanol, phenol and urea.

The unfavorable currency exchange rates in Latin America reflect a significant currency devaluation in Brazil in early 1999 that had an unfavorable impact on 1999 net sales of approximately $25 million versus the prior year.

The 1998 net sales of the North America paper resins business and the Latin America plastic films business and the closure of a European operation resulted in a net sales decline of approximately $22 million versus the prior year. This decline in net sales was partially offset by the acquisition of Spurlock Industries, Inc. in May 1999, which contributed sales of approximately $4 million to the first half of 1999.

Overall volume improvement of approximately 8% had a positive impact on net sales of approximately $39 million, with most of the improvement coming from a $26 million increase in the North America forest products resins business. The improved volume in North America was driven by continued low interest rates and strong housing and construction activity.

Operating income in 1999 increased $0.1 million or less than 1% from 1998.
An increase in operating results was almost completely offset by a $10.0 million charge related to the closure of a plant in the Philippines. Excluding this charge, operating results for the first half of 1999 increased $10.1 million or approximately 13% from 1998. The improvement is due primarily to improved volumes and unit margins that reflect both significantly lower raw material costs and lower manufacturing overhead costs resulting from specific cost reduction and control programs. The favorable impact of significantly lower raw material costs were substantially offset by lower unit selling prices. These improvements were partially offset by higher selling, general and administrative expenses and the effect of unfavorable currency exchange rates in Canada and Latin America.

Foods
-----

Foods net sales for the six months ended June 30, 1999 decreased $119.7 million or approximately 32% to $255.8 million from $375.5 million in 1998. The sale of Foods Unaligned businesses during 1999 and 1998 accounted for $88.9 million of the decrease. Net sales from ongoing businesses declined $30.8 million resulting primarily from lower pasta and sauce volumes due to customer inventory reductions of $13.0 million. In addition, pasta product category and market share declines resulted in reductions of approximately $11.5 million. Lower pasta unit pricing of $3.8 million also contributed to the overall decrease in net sales. As part of lowering pasta unit pricing, promotion spending has also been reduced.

Foods operating results declined $282.1 million to $0.5 million in 1999 from $282.6 million in 1998. Of this decline, $287.7 million was due to higher gains on the sale of the Foods Unaligned businesses in 1998. Foods Unaligned business results improved $2.1 million. Results from Foods ongoing operations improved $3.5 million for the six months ended June 30, 1999 to a loss of $16.1 million from a loss of $19.6 million in 1998. Excluding a $7.5 million gain on the favorable settlement of litigation in 1999, results of ongoing operations decreased $4.0 million. Lower raw material prices and improved manufacturing operations substantially offset pricing reductions. Reductions in trade promotion spending were more than offset by volume declines, increased investment in brands and additional general and administrative expense related to enterprise-wide information technology systems implementation and start-up costs.

Wise
----

Wise year to date net sales declined $6.2 million or approximately 5% to $109.0 million from $115.2 million in 1998. This net sales decline is primarily the result of the sale of the Caribbean based distributorship in May of 1998. Operating results in the first half of 1999 improved $1.8 million to a loss of $0.2 million from a loss of $2.0 million in 1998. The improvement was primarily due to the absence of a $1.0 million loss recorded on the sale of the Caribbean based distributorship in 1998 and reduced manufacturing, marketing and administrative expenses compared to the same period last year.

Corporate and other
-------------------

Corporate and other net sales for the six months ended June 30, 1999 increased $2.7 million or approximately 5% to $58.0 million from $55.3 million in 1998. This increase is primarily due to higher volumes and improved mix in the consumer adhesives business.

Operating income for the six months ended June 30, 1999 increased $15.0 million to $7.0 million from a loss of $8.0 million in 1998, principally due to reduced general and administrative expenses. Lower net expense in 1999 is primarily due to gains on disposal of property in 1999 compared with losses in 1998 ($1.9 million), improved cost management resulting in lower salary costs ($2.0 million), and favorable settlement of corporate liabilities ($4.3 million). Lower expenses were also attributable, in part to a net $2.9 million reduction in 1999 due to the timing of various corporate and administrative expenses. Performance in the consumer adhesives business also improved.

NON-OPERATING EXPENSES AND INCOME TAXES
---------------------------------------

Following is a comparison of non-operating expenses for the three months ended June 30, 1999 and 1998.

                                           THREE MONTHS ENDED JUNE 30,
                                    -------------------------------------------
                                        CONSOLIDATED             COMBINED
                                    -------------------     -------------------
(Dollars in millions)                 1999         1998      1999          1998
-------------------------------------------------------------------------------
Interest expense                     $15.7        $15.7     $15.8         $15.9
Affiliated interest expense, net       5.2          4.1       1.8           1.2
Interest income and other             (8.9)        (7.1)     (7.9)         (8.7)
Equity in net loss (income) of
   unconsolidated subsidiaries        (1.4)         1.1      (1.4)          1.1
                                     -----        -----     -----         -----
                                     $10.6        $13.8     $ 8.3         $ 9.5
-------------------------------------------------------------------------------

Consolidated non-operating expense decreased $3.2 million for the three months ended June 30, 1999 compared with the three months ended June 30, 1998. The decrease was primarily attributable to equity in net income of unconsolidated subsidiaries in 1999 compared with losses in 1998. The decrease was also attributable, in part, to higher interest income on higher cash balances in 1999 compared with 1998, partly offset by increased affiliated interest expense.

Combined non-operating expense decreased by $1.2 million for the three months ended June 30, 1999 compared with the three months ended June 30, 1998. The decrease was primarily attributable to equity in net income of unconsolidated subsidiaries compared with net losses in 1998, partly offset by an increase in affiliated interest expense.

Following is a comparison of non-operating expenses for the six months ended June 30, 1999 and 1998.

                                             SIX MONTHS ENDED JUNE 30,
                                     ------------------------------------------
                                      CONSOLIDATED                COMBINED
                                     -------------------    -------------------
(Dollars in millions)                 1999         1998      1999         1998
-------------------------------------------------------------------------------
Interest expense                     $ 31.0       $ 32.1    $ 31.4       $ 32.8
Affiliated interest expense, net       10.0          8.9       3.5          1.2
Interest income and other             (17.6)       (12.5)    (17.7)       (16.1)
Equity in net loss of
   unconsolidated subsidiaries          3.9          0.5       3.9          0.5
                                     ------       ------    ------       ------
                                     $ 27.3       $ 29.0    $ 21.1       $ 18.4
-------------------------------------------------------------------------------

For the six months ended June 30, 1999, consolidated non-operating expense decreased by $1.7 million compared with the corresponding period in the previous year. The decrease was primarily attributable to increased interest and other income related to an increase in the unrealized gain on an interest rate swap which is marked to market, offset in large part by increased affiliated interest expense and increased equity in net losses of unconsolidated subsidiaries.

For the six months ended June 30, 1999, combined non-operating expense increased by $2.7 million compared with the corresponding period in the prior year. The increase was partly attributable to increased equity in net losses of unconsolidated subsidiaries and also, in part, to increased affiliated interest expense. The increase was offset, in part, by decreased interest expense and increased interest income.

Following is a comparison of income tax provision related effective tax rates for the three and six months ended June 30, 1999 and 1998.

                                            THREE MONTHS ENDED JUNE 30,
                                     ----------------------------------------
                                       CONSOLIDATED              COMBINED
                                     ----------------       -----------------
(Dollars in millions)                 1999       1998        1999       1998
-----------------------------------------------------------------------------
Income tax expense                   $12.9      $12.4       $25.8      $23.5
Effective tax rate                      36%        46%         64%       N/M
-----------------------------------------------------------------------------

                                             SIX MONTHS ENDED JUNE 30,
                                     ----------------------------------------
                                       CONSOLIDATED             COMBINED
                                     ----------------       -----------------
(Dollars in millions)                 1999       1998        1999       1998
-----------------------------------------------------------------------------
Income tax expense                   $19.1      $16.5       $32.7      $90.4
Effective tax rate                      35%        45%         53%        28%
-----------------------------------------------------------------------------

The 1999 consolidated effective tax rates reflect a higher portion of net income derived from foreign operations and the effect of lower tax rates in foreign jurisdictions. The 1999 combined effective tax rates reflect a higher portion of net income derived from foreign operations and the effect of lower tax rates in foreign jurisdictions. It also includes the tax effect of the disposal of Borden Foods Corporation's Chinese subsidiary, which had substantial differences in its net book value and tax basis.

The 1998 consolidated effective income tax rate reflects the effect of certain non-deductible charges taken during the three months ended June 30, 1998. The combined effective tax rate for the three months ended June 30, 1998 reflects changes in estimates on taxes related to businesses sold in the first quarter of 1998, as well as a change in the estimated annual effective tax rate. The Unaligned Foods business divestitures led to a lower effective tax rate for the Combined Companies for the six months ended June 30, 1998 as a portion of the gain is not subject to corporate tax.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Operating Activities
--------------------

Consolidated cash provided by operating activities totaled $30.2 million for the first six months of 1999, and $23.4 million for the comparable period in 1998. The most significant components of the $6.8 million improvement include an increase of $13.5 million due to the timing of trade payments, partially offset by an increase in taxes paid of $10.5 million.

The Combined Companies cash provided from operations of $25.1 million for the first six months of 1999 decreased $59.4 million compared to the same period in 1998. The change in cash flows is primarily attributable to reduced 1999 operating EBITDA, after adjusting for divestitures, of approximately $36 million, reduced Foods working capital inflows and normal business activities, partially offset by reduced taxes paid in 1999 of approximately $55 million. Higher receivable Foods inflows in 1998 resulted from collections outpacing new receivables as Foods was in the process of divesting its Unaligned businesses. Cash from inventories was also higher in 1998 as a result of planned reductions in anticipation of the sale of Foods Unaligned businesses.

Investing Activities
--------------------

Consolidated investing activities used $66.2 million cash for the six months ended June 30, 1999 compared to cash generated of $358.2 million in 1998. Investing activities in 1999 include the purchase of Spurlock by Chemical using $40.2 million while 1998 divestiture proceeds include $304.8 million from the sale of Decorative Products, $15.5 million from the sale of a Latin American plastic films business, and $15.6 million from the sale of the commercial and industrial wallcoverings business. Investing activity in 1998 also includes $66.5 million relating to net repayments of affiliated borrowings by Foods and Wise, partially offset by the acquisition of a resins and compounds business acquired from Sun Coast Industries, Inc. for $14.4 million.

The Combined Companies investing activity used $71.5 million in 1999 compared to generating cash of $1,009.5 million in 1998. In addition to the above, the Combined Companies' 1999 divestiture activity reflects $16.5 million of proceeds from the sale of Foods Unaligned businesses compared to $721.1 million in 1998. The $66.5 million return on investment in the consolidated investing flows is eliminated in the combined flows as the Foods and Wise operations are included in the Combined Companies.

Financing Activities
--------------------

Consolidated financing activities used $56.1 million cash in 1999 compared to cash generated of $165.4 million in 1998. Cash used in 1999 primarily includes preferred stock dividend payments and repayment of Foods borrowings. The 1998 inflow primarily represented $433.6 million of Foods affiliated borrowings representing proceeds from the sale of Foods Unaligned businesses, partially offset by the repayment of the $235.3 million revolving line of credit and payment of preferred dividends.

Combined financing activities used $45.6 million in 1999 compared to $538.4 million used in 1998. The 1998 use of cash was primarily due to repayment of bank debt from proceeds of Foods divestitures and a $272.2 million distribution to an affiliate that is not within the Combined Companies controlled group, but has an ownership interest in the trademarks that were sold with the Foods Unaligned businesses.

Early in the third quarter of 1999, the Company completed the acquisition of Blagden Chemicals, Ltd. for $71.5 million in cash.

As part of definitive merger agreements reached August 2, 1999 and August 5, 1999 between CCPC Acquisition Corporation ("CCPC") and General Housewares Corporation and EKCO Group, Inc. ("EKCO"), respectively, Borden Inc. has provided financial guarantees of certain CCPC obligations in connection with the acquisition by CCPC of General Housewares for approximately $145 million and of EKCO for approximately $300 million. Although the financial structures of the transactions are not finalized, the Company may loan some of its cash or cash available under its Credit Agreement to CCPC or one of its affiliates to provide temporary financing to complete the acquisitions. Upon completion of the sales to its subsidiary(ies), it also is anticipated that CCPC will repay the loan from the Company.

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

To address this issue, the Company's and Combined Companies' Year 2000 Program is a risk-based plan divided into three phases that are being executed by both internal and external resources. These phases are: Phase I - an inventory of all systems, assigning a business priority for each system and performing a preliminary assessment of Year 2000 susceptibility; Phase II - completion of detailed Year 2000 susceptibility analyses and development of remediation plans and contingency plans; and Phase III - completion of the remediation plans, system testing, and contingency planning.

The Year 2000 efforts are divided into three areas that include (1) systems being replaced by new enterprise-wide system implementations; (2) systems that will not be replaced by new enterprise-wide system implementations, including non-information technology systems such as plant process controls; and (3) external suppliers and customers. Implementations of the new enterprise-wide systems are substantially complete. Remediation and testing of other systems is substantially complete. Third party and contingency planning efforts are in progress. A discussion of each area of activity relative to the three phased approach follows.

Enterprise-Wide Systems
-----------------------

Phases I & II are completed for enterprise-wide systems and Phase III is substantially complete. Comprehensive new enterprise-wide systems have been implemented by each of the Company's and the Combined Companies' businesses to replace most business and accounting systems. One newly acquired business will be converted to an enterprise-wide system in September, 1999. The enterprise-wide system versions are said to be Year 2000 compliant by the vendors and include SAP, PeopleSoft and J.D. Edwards. Testing of these new systems is substantially complete. Due to the relative complexity and importance of the business and accounting systems to ongoing operations of the Company and Combined Companies, the new enterprise-wide system implementations address the significant majority of the Company's and Combined Companies' internal Year 2000 risk.

Other Systems
-------------

For the systems not to be replaced by enterprise-wide implementations, Phase I and Phase II are complete, and Phase III remediation and testing are substantially complete. Some work remains to address newly acquired businesses and is scheduled to be completed in September 1999.

Suppliers and Customers
-----------------------

The Company and Combined Companies have completed Phase I and much of Phase II to assess and address the risks related to third party suppliers and customers. Supplier and customer responses continue to be evaluated and appropriate procedures are being performed to determine the extent to which the Company and Combined Companies may be vulnerable to the failure of third parties to resolve their own Year 2000 issues. Contingency planning is in process. Efforts related to suppliers and customers, including development of contingency plans where appropriate, are targeted for completion by August 31, 1999. Although the Company's and Combined Companies' systems do not rely significantly on systems of other companies, the Company and Combined Companies cannot provide assurance that failure of third parties to address the Year 2000 issue will not have an adverse impact on business operations and results.

Costs
-----

Significant investments in enterprise-wide information systems have been made since 1996 that will total approximately $74 million for the Company and $120 million for the Combined Companies by the Year 2000. The cost to make the remaining systems Year 2000 compliant is estimated to be $7 million for the Company and $15 million for the Combined Companies. As of June 30, 1999, the Company and Combined Companies had incurred costs of approximately $70 million and $115 million, respectively, for enterprise-wide systems and approximately $6 million and $14 million, respectively, for other systems and efforts.

Risks
-----

Due to the general uncertainty inherent in the Year 2000 problem, including primarily the uncertainty associated with suppliers and customers, the potential effect of the Year 2000 issue on the financial results and condition of the Company and Combined Companies has not been measured. The Company and Combined Companies intend the Year 2000 Program, as described above, to be completed on a timely basis so as to significantly reduce the level of uncertainty and the impact on business operations and financial results. Work performed to date on the internal systems has reduced the risk to the Company and Combined Companies, although complete assurances cannot be provided. Contingency plans have been and will continue to be developed and implemented to mitigate Year 2000 risks and the effect of Year 2000 issues. The plans will address third party risks as well as internal system risks.

Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the disclosure under the heading "Forward-Looking and Cautionary Statements".

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 133 requires all derivatives be measured at fair value and recorded on a company's balance sheet as an asset or liability, depending on the company's underlying rights or obligations associated with the derivative instrument. The Company is investigating the impact of this pronouncement, but does not expect it to have a material impact on the company's results of operations, financial position or cash flows.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS
-----------------------------------------

The Company and its officers may, from time to time, make written or oral statements regarding the future performance of the Company, including statements contained in the Company's filings with the Securities and Exchange Commission. Investors should be aware that these statements are based on currently available financial, economic, and competitive data and on current business plans. Such statements are inherently uncertain and investors should recognize that events could cause the Company's actual results to differ materially from those projected in forward-looking statements made by or on behalf of the Company. Such risks and uncertainties are primarily in the areas of results of operations by business unit, liquidity, legal and environmental liabilities, Year 2000 update, and market risk.

Item 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company and Combined Companies continue to enter into various financial instruments, primarily to hedge interest rate risk and foreign currency exchange risk. In the first six months of 1999, the nature and amounts of these instruments have not significantly changed from the 1998 Borden, Inc. Form 10K, except for an increase in forward currency contracts.

The notional amount of forward currency contracts for the Company increased $128.4 million from $39.7 million at December 31, 1998 to $168.1 million for the period ended June 30, 1999. The notional amount of outstanding forward currency contracts for the Combined Companies increased $156.7 million from $55.8 million at December 31, 1998 to $212.5 million for the period ended June 30, 1999. The increase primarily represents the anticipated transfer by Chemical of approximately $71 million to a foreign affiliate to finance the acquisition of Blagden Chemicals, Ltd. (see Note 2 to the Condensed Consolidated and Condensed Combined Financial Statements) and the anticipated subsequent repayment of the amount by the foreign affiliate. The net fair value of the losses related to the contracts outstanding at the period ended June 30, 1999, as determined from quoted market prices at June 30, 1999, was approximately $0.3 million for the Company and approximately $0.1 million for the Combined Companies.

PART II

Item 1:  LEGAL PROCEEDINGS

There have been no material developments during the second quarter of 1999 in the ongoing legal proceedings that are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and the quarterly report on Form 10-Q for the period ended March 31, 1999.

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

Item 6:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a.       Exhibits

        (10)    Kevin M. Kelley Summary of Terms of Employment
        (27)    Financial Data Schedule

b.       Financial Statement Schedules

Included are the separate financial statements of Foods Holdings and Wise Holdings filed in accordance with rule 3-10 of Regulation S-X. Foods Holdings and Wise Holdings are guarantors of the Company's credit facility and all of the Company's outstanding publicly held debt.

c.       Reports on Form 8-K

There were no reports on Form 8-K issued during the second quarter of 1999.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             BORDEN, INC.
Date August 10, 1999                         By /s/ William H. Carter
                                                -----------------------------
                                             William H. Carter
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)

BORDEN FOODS HOLDINGS CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 1999 AND 1998

                                      BFH1

--------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

BORDEN FOODS HOLDINGS CORPORATION
                                                         Three Months Ended                   Six Months Ended
(In thousands except per share and share amounts)              June 30,                           June 30,
                                                      1999               1998             1999               1998
--------------------------------------------------------------------------------------------------------------------
Net sales                                           $116,202          $ 152,902         $255,823          $ 375,520
Cost of goods sold                                    58,767             92,478          127,762            224,754
                                                    --------          ---------         --------          ---------

Gross margin                                          57,435             60,424          128,061            150,766
                                                    --------          ---------         --------          ---------

Distribution expense                                   9,270              9,536           18,854             23,868
Marketing expense                                     35,371             45,112           92,436            109,807
General & administrative expense                      19,496             18,650           28,235             32,159
Loss (gain) on divestiture of businesses             (10,383)             5,575          (13,471)          (181,571)
                                                    --------          ---------         --------          ---------

Operating income (loss)                                3,681            (18,449)           2,007            166,503
                                                    --------          ---------         --------          ---------

Interest expense                                         118                570              328              1,978
Interest income                                       (3,554)            (4,726)          (7,002)           (10,828)
Other income, net                                       (128)              (393)            (323)              (606)
                                                    --------          ---------         --------          ---------

Income before income tax                               7,245            (13,900)           9,004            175,959
Income tax expense                                    13,361             10,640           13,720             47,950
                                                    --------          ---------         --------          ---------

Net (loss) income                                     (6,116)           (24,540)          (4,716)           128,009

Affiliate's share of loss (income)                       601             (1,324)            (265)          (130,069)
                                                    --------          ---------         --------          ---------

Net loss applicable to common stock                 $ (5,515)         $ (25,864)        $ (4,981)         $  (2,060)
                                                    ========          =========         ========          =========

Comprehensive income (Note 5)                       $ (5,044)         $ (29,052)        $ (6,431)         $ 155,332
                                                    ========          =========         ========          =========


Basic and diluted loss per common share             $(55,150)         $(258,640)        $(49,810)         $ (20,600)

Average number of common shares
  outstanding during the period                          100                100              100                100

--------------------------------------------------------------------------------------------------------------------

See accompanying Notes to the Condensed Consolidated Financial Statements.

                                      BFH2

----------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

BORDEN FOODS HOLDINGS CORPORATION

(In thousands)
                                                            June 30,        December 31,
ASSETS                                                        1999              1998
----------------------------------------------------------------------------------------
CURRENT ASSETS
    Cash and equivalents                                    $287,693          $300,104
    Accounts receivable (less allowance for doubtful
      accounts of $1,642 and $1,391, respectively)            50,196            47,339
    Other receivables                                            782            12,513
    Inventories:
      Finished and in-process goods                           47,181            42,933
      Raw materials and supplies                              12,856            26,853
    Deferred income taxes                                     22,306            24,181
    Amounts due from affiliates                                2,207             2,130
    Other current assets                                       7,283            11,076
                                                            --------          --------
                                                             430,504           467,129

OTHER ASSETS                                                  11,781             9,138

PROPERTY AND EQUIPMENT
    Land                                                       9,795            10,879
    Buildings                                                 38,829            44,094
    Machinery and equipment                                  163,830           147,720
                                                            --------          --------
                                                             212,454           202,693
    Less accumulated depreciation                            (61,192)          (59,535)
                                                            --------          --------
                                                             151,262           143,158

INTANGIBLES
    Goodwill                                                  13,431            15,658
    Trademarks and other intangibles                         109,433           110,987
                                                            --------          --------
                                                             122,864           126,645
                                                            --------          --------

TOTAL ASSETS                                                $716,411          $746,070
                                                            ========          ========

----------------------------------------------------------------------------------------

See accompanying Notes to the Condensed Consolidated Financial Statements.

                                      BFH3

-----------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

BORDEN FOODS HOLDINGS CORPORATION

(In thousands except per share and share amounts)
                                                       June 30,        December 31,
LIABILITIES AND SHAREHOLDER'S EQUITY                     1999              1998
-----------------------------------------------------------------------------------
CURRENT LIABILITIES
     Accounts and drafts payable                       $ 45,142          $ 55,847
     Accrued customer allowances                         14,938            19,600
     Amounts due to affiliates                            1,120             2,948
     Debt payable within one year                         1,655             6,824
     Loans payable to affiliate                           2,968              --
     Income tax payable                                  25,097             5,418
     Other current liabilities                           87,759           116,349
                                                       --------          --------
                                                        178,679           206,986

OTHER LIABILITIES
     Long-term debt                                       2,732             2,602
     Deferred income taxes                               29,150            38,823
     Other long-term liabilities                         22,692            22,899
                                                       --------          --------
                                                         54,574            64,324

     Commitments and Contingencies (Note 8)

SHAREHOLDER'S EQUITY
     Common stock - $0.01 par value; 100 shares
       authorized, issued, and outstanding                 --                --
     Paid in capital                                    405,817           390,988
     Shareholder's investment in affiliates              61,089            60,824
     Accumulated translation adjustment                  (9,821)           (8,106)
     Retained earnings                                   26,073            31,054
                                                       --------          --------
                                                        483,158           474,760
                                                       --------          --------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY             $716,411          $746,070
                                                       ========          ========

-----------------------------------------------------------------------------------

See accompanying Notes to the Condensed Consolidated Financial Statements.

                                      BFH4

---------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

BORDEN FOODS HOLDINGS CORPORATION
                                                                 Six Months Ended
(In thousands)                                                       June 30,
                                                              1999              1998
---------------------------------------------------------------------------------------
CASH FLOWS USED IN OPERATING ACTIVITIES
    Net (loss) income                                       $ (4,716)         $128,009
    Adjustments to reconcile net (loss) income
    to net cash used in operating activities:
       Depreciation and amortization                           9,138             9,010
       Deferred tax provision                                  6,159            13,382
       Gain on divestiture of businesses                     (13,471)         (181,571)
    Net change in assets and liabilities:
       Accounts receivable                                    (2,857)           55,188
       Other receivables                                       3,331             4,890
       Inventories                                             9,749            20,194
       Accounts and drafts payable                           (10,705)          (22,559)
       Accrued customer allowances                            (4,662)           (5,883)
       Income taxes                                           21,740           (16,098)
       Other amounts due to/from affiliates                   (1,905)           (1,190)
       Other current assets and liabilities                  (14,885)          (57,984)
       Other assets and liabilities                           (5,229)           (4,567)
                                                            --------          --------
                                                              (8,313)          (59,179)
                                                            --------          --------

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES
    Capital expenditures                                     (23,112)          (12,456)
    Proceeds from the sale of fixed assets                     4,627            11,244
    Proceeds from the sale of businesses                      16,588           721,079
                                                            --------          --------
                                                              (1,897)          719,867
                                                            --------          --------

CASH FLOWS USED IN FINANCING ACTIVITIES
    Net short-term debt payments                              (5,169)          (14,979)
    Repayment of loans payable to affiliates                    --             (12,760)
    Repayment of long-term debt payable to affiliate            --             (47,616)
    Repayment of other long-term debt                           --                (734)
    Proceeds from loans payable to affiliate                   2,968              --
    Distribution to affiliate                                   --            (272,205)
                                                            --------          --------
                                                              (2,201)         (348,294)
                                                            --------          --------

(DECREASE) INCREASE IN CASH AND EQUIVALENTS                  (12,411)          312,394

CASH AND EQUIVALENTS AT BEGINNING
  OF PERIOD                                                  300,104            28,736
                                                            --------          --------

CASH AND EQUIVALENTS AT END
  OF PERIOD                                                 $287,693          $341,130
                                                            ========          ========

---------------------------------------------------------------------------------------

See accompanying Notes to the Condensed Consolidated Financial Statements.

                                      BFH5

--------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (CONTINUED)

BORDEN FOODS HOLDINGS CORPORATION
                                                                      Six Months Ended
(In thousands)                                                            June 30,
                                                                   1999              1998
--------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    Cash paid (received):
          Interest                                               $    340         $   3,286
          Taxes, net of refunds                                   (14,888)           50,666


    Non-cash activity:
          Shareholder's investment in affiliates (Note 4)        $   (265)        $(130,069)

          Affiliate's share of income (Note 4)                        265           130,069

--------------------------------------------------------------------------------------------

See accompanying Notes to the Condensed Consolidated Financial Statements.

                                      BFH6

----------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (UNAUDITED)

BORDEN FOODS HOLDINGS CORPORATION

(In thousands)

----------------------------------------------------------------------------------------------------------------
                                                             Shareholder's  Accumulated
                                                   Paid in    Investment    Translation    Retained
                                                   Capital   in Affiliate   Adjustments    Earnings      Total
----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                       $390,988     $60,824       $(8,106)      $31,054    $474,760
----------------------------------------------------------------------------------------------------------------

Net loss                                                                                     (4,716)     (4,716)

Foreign currency translation adjustments                                       (1,715)                   (1,715)

Affiliate's share of income                                         265                        (265)        --

Increase in tax basis related to finalization
  of purchase price allocation                       14,829                                              14,829

----------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                           $405,817     $61,089       $(9,821)      $26,073    $483,158
----------------------------------------------------------------------------------------------------------------

See accompanying Notes to the Condensed Consolidated Financial Statements.

                                      BFH7

BORDEN FOODS HOLDINGS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)


1.  NATURE OF OPERATIONS

Borden Foods Holdings Corporation ("Foods Holdings"), a wholly owned subsidiary of Borden Foods Holdings, LLC ("LLC"), owns approximately 98% of Borden Foods Corporation ("BFC"). The remaining interest in BFC is owned directly by LLC. BFC is a manufacturer and distributor of a variety of food products worldwide, including pasta, pasta sauce, soups and bouillon. At June 30, 1999, BFC's operations included 9 production facilities, 4 of which are located in the United States. The remaining facilities are located primarily in Canada and Europe.


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

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which management believes to be necessary for the fair presentation of operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results for the interim periods are subject to seasonal variations and are not necessarily indicative of results for the full year. The interim financial statements should be read in conjunction with Foods Holdings' audited financial statements for the year ended December 31, 1998.

Certain prior year amounts have been reclassified to conform to the 1999 presentation.


3.  BUSINESS REALIGNMENT

Restructuring of Aligned Businesses
-----------------------------------
In 1996, management approved the closure of five domestic pasta plants in order to reduce its SKU complexity and manufacturing capacity. On January 5, 1999, a remaining facility was sold for proceeds of $2,424.

As of June 30, 1999 and December 31, 1998, reserves related to the restructuring of aligned businesses of $328 and $7,570, respectively, remained in other current liabilities. It is anticipated that the remaining balance will be disbursed by the end of fiscal 1999.

                                      BFH8

Divested Businesses
-------------------
During the first quarter of 1999, BFC received proceeds of $9,476 for working capital settlements on the sale of KLIM, of which $8,400 was included in other receivables as of December 31, 1998, and reduced current liabilities by $2,012, as costs were lower than previously estimated.

On April 30, 1999, BFC sold the milk powder business located in China to Royal Numico. The sale generated proceeds of $7,112, resulting in a pre-tax gain of $10,838 and an after tax gain of $3,528. BFC had previously elected to exit the milk powder business and sold significant operations, excluding China, to Nestle, S.A. in 1998. At that time, BFC established divestiture reserves of $4,289 for costs to close operations in China, and recorded $12,794 to write-down assets to estimated net realizable value. As a result of the sale, certain remaining liabilities for closure costs of $3,112 were no longer required.

In 1998, BFC and Investment LP sold the Signature Flavor business to Eagle Family Foods, Inc. for $376,500 and the KLIM business to Nestle, S.A for $335,735. As a result of these divestitures, BFC recorded a pre-tax gain of $183,254, net of charges for work-force reductions, closure of facilities, selling and legal fees, contract terminations, transition services and other miscellaneous costs.

On May 22, 1998, BFC sold its Puerto Rican distributor. The sale generated proceeds of $8,844 and a pre-tax loss of $1,683.

Activities related to the divestiture reserves during the three and six months ended June 30, 1999, which were recorded in other current liabilities, were as follows:

--------------------------------------------------------------------------------------------
                                                  Business &        Selling,
                                   Work-Force     Contractual       Legal &
                                  Reductions(1)  Obligations(2)     Other(3)         TOTAL
                                  ----------------------------------------------------------
Balance at December 31, 1998        $ 7,110         $35,071         $19,711         $61,892

Utilized                               (536)         (3,815)           (275)         (4,626)
Other(4)                                                             (2,012)         (2,012)
                                    --------------------------------------------------------

Balance at March 31, 1999           $ 6,574         $31,256         $17,424         $55,254

Utilized                               (900)           (128)         (4,921)         (5,949)
Other(4)                             (1,343)           (224)         (1,545)         (3,112)
                                    --------------------------------------------------------

Balance at June 30, 1999            $ 4,331         $30,904         $10,958         $46,193
                                    ========================================================

--------------------------------------------------------------------------------------------

(1)  Includes severance and other employee related benefits.
(2) Includes charges related to the termination of leases, distributor arrangements, and other contractual agreements.
(3) Includes selling and legal fees, facility closings, and other miscellaneous costs.
(4)  Changes in estimates.

                                      BFH9

Subsequent Divestiture
----------------------
On July 14, 1999, BFC sold the chocolate milk business located in Denmark. The sale generated proceeds of $6,692 and a pre-tax gain of approximately $1,200.


4.  AFFILIATE'S SHARE OF INCOME

In accordance with BFC Investment LP's limited partnership agreement with BFC and LLC, LLC was allocated an affiliate's share of income (see accompanying condensed consolidated statements of operations) of $265 and $130,069 during the first six months of 1999 and 1998, respectively. The 1998 allocation was primarily due to a gain on divestiture of the Signature Flavor business. In the second quarter of 1998, $272,205 was distributed to the LLC.


5.  COMPREHENSIVE INCOME

Comprehensive income (loss) was computed as follows:

--------------------------------------------------------------------------------------------------------------

                                               Three months ended June 30,         Six months ended June 30,
                                                  1999             1998             1999              1998
                                                  ----             ----             ----              ----
Net (loss) income                               $(6,116)         $(24,540)        $(4,716)          $128,009
Foreign currency translation adjustments          1,072            (4,512)         (1,715)            (7,591)
Reclassification adjustment                        --                --              --               34,914
                                                -------          --------         -------           --------
                                                $(5,044)         $(29,052)        $(6,431)          $155,332
                                                =======          ========         =======           ========

--------------------------------------------------------------------------------------------------------------

The reclassification adjustment in 1998 represents the accumulated translation adjustment recognized on the sale of the KLIM business.


6.  RELATED PARTIES

Borden and a subsidiary of Borden provide certain administrative services to BFC at negotiated fees. These services include processing of payroll, active and retiree group insurance claims, securing insurance coverage for catastrophic claims, and information systems support. BFC also reimburses the Borden subsidiary for payments for general disbursements and post-employment benefit claims. The amount owed by BFC for reimbursement of payments, services, and other liabilities was $1,107 at June 30, 1999 and $2,935 at of December 31, 1998.

Eligible U.S. employees are provided employee pension benefits under the Borden domestic pension plan to which BFC contributes, and can participate in the Borden retirement savings plan. BFC has recognized expenses associated with these benefits, certain of which are determined by Borden's actuary. The liabilities for these obligations are included in BFC's financial statements.

                                     BFH10

The following summarizes the affiliate charges for the three and six months ended June 30, 1999 and 1998:

---------------------------------------------------------------------------------------

                                    Three months ended              Six months ended
                                         June 30,                       June 30,
                                    1999          1998            1999           1998
                                    ----          ----            ----           ----
Employee benefits                  $  678        $  887         $ 1,363        $ 2,238
Group and general insurance           841         1,248           2,091          2,647
Administrative services             4,078         2,883           7,407          6,985
                                   ------        ------         -------        -------
                                   $5,597        $5,018         $10,861        $11,870
                                   ======        ======         =======        =======

---------------------------------------------------------------------------------------

BFC performs certain administrative services on behalf of other Borden affiliates. These services include sales administration, promotion, purchasing and research and development. BFC charged affiliates $168 and $297 for such services for the three months ended June 30, 1999 and 1998, respectively, and $405 and $582 for the six months ended June 30, 1999 and 1998, respectively. The receivable for these services was $942 at June 30, 1999 and $505 at December 31, 1998.

BFC invests cash not used in operations with Borden. BFC's investment balance was $264,650 at June 30, 1999 and $277,591 at December 31, 1998. The funds are invested overnight earning a rate set by Borden that generally approximates money market rates. BFC earned interest income of $3,402 and $4,601 on these funds for the three months ended June 30, 1999 and 1998, respectively, and $6,659 and $10,416 for the six months ended June 30, 1999 and 1998, respectively. Amounts receivable for interest were $1,265 and $1,625 as of June 30, 1999 and December 31, 1998, respectively.

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

                                     BFH11

8.  COMMITMENTS AND CONTINGENCIES

Legal Matters
-------------
BFC and Helm Tomatoes, Inc. reached agreement to settle a claim of wrongful termination of a tomato packing agreement with payments from BFC of $3,300 in May 1999 and $3,400 in May 2000. A gain of $7,500, derived from the difference between an initial reserve of $14,500 less the settlement and legal fees, was recorded in general and administrative expense during the first quarter of 1999.

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

BFC's Year 2000 Program is a risk-based plan divided into three phases that are being executed by both internal and external resources. These phases are: (I) an inventory of all systems, assigning a business priority for each system and performing a preliminary assessment of Year 2000 susceptibility, (II) completion of a detailed Year 2000 susceptibility analysis and development of remediation plans and contingency plans, and (III) implementation of the remediation, contingency planing and completing final system testing.

The Year 2000 efforts are divided into three categories: (1) ERP - business systems replaced by new enterprise-wide system implementation, (2) Non-ERP - business systems that were not replaced by the new enterprise-wide system implementation, including non-information technology systems such as plant process controls, and (3) Third Parties - external suppliers and customers.

ERP - The comprehensive new enterprise-wide system implemented by BFC replaced most business and accounting systems. The enterprise-wide system versions are warranted by the vendor to be Year 2000 compliant by utilizing a four digit standard. These vendors include PeopleSoft, Vista and I2. Due to the relative complexity and importance of the business and accounting systems to ongoing operations, the new enterprise-wide system implementation addresses the significant majority of BFC's internal Year 2000 risk. Implementation of the new system was completed and tested as of June 30, 1999.

Non-ERP - BFC substantially completed system remediation and system testing activities as of June 30, 1999. Contingency plans are in place for those systems for which remediation and testing is planned, but work was not yet completed.

Third Parties - The Year 2000 Program included procedures to assess the risks related to suppliers and customers. As a result of initial inquiries, supplier and customer responses have been received. These responses were evaluated and appropriate procedures were performed to determine the extent to which BFC may be vulnerable to such parties' failure to resolve their own Year 2000 issues. Efforts related to suppliers and customers, including development of contingency plans where appropriate, were substantially completed as of June 30, 1999. Third Party work included validation of supplier Year 2000 programs through site visits to mission critical suppliers, extensive phone interviews to critical suppliers, and documented questionnaire responses from suppliers rated as

                                     BFH12
important and marginal. Although BFC's systems do not rely significantly on systems of other companies, BFC cannot provide assurance that failure of third parties to address the Year 2000 issue will not have an adverse impact on business operations and results.

Business Contingency Planning is in process to minimize exposure (spread and duration) from internal and external events and to mitigate the financial impact of Year 2000 events. Examples of these plans are the pre-building of key inputs and critical finished goods inventory, plant shut downs over the millennium with staggered startups, and the establishment of a war room as a communications focal point. Testing of the plans will be completed by September 30, 1999.

Significant investments in an enterprise-wide information system and Year 2000 program expenses addressing non-compliance across all areas of the company will total approximately $43,200 by the year 2000. This amount consists of $36,200 for the enterprise-wide information system and $7,000 of total Year 2000 costs and write-offs. Year 2000 costs and write-offs are comprised of $3,900 for business remediation, $2,300 for other related areas and program management, and $800 in write-offs of non-compliant hardware and systems.

Due to the general uncertainty inherent in the Year 2000 problem, including the uncertainty associated with suppliers and customers, the potential effect on the financial results and condition of BFC has not been measured. BFC has substantially completed the Year 2000 Program on a timely basis so as to significantly reduce the level of uncertainty and the impact on business operations and financial results. Contingency plans have been and continue to be developed and implemented to mitigate Year 2000 risks and the effect of Year 2000 issues.

                                     BFH13

                [WISE LOGO] WISE HOLDINGS, INC. AND SUBSIDIARIES

                            CONDENSED CONSOLIDATED FINANCIAL
                            STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998





                                      WH 1

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
WISE HOLDINGS, INC. AND SUBSIDIARIES

                                                                     THREE MONTHS ENDED
                                                                          JUNE 30,
(Dollars in thousands)                                                1999        1998
----------------------------------------------------------------------------------------
Net sales                                                            $59,016     $61,271
Cost of goods sold                                                    36,572      38,702
                                                                     -------     -------

Gross margin                                                          22,444      22,569

Distribution expense                                                   7,260       7,198
Marketing expense                                                      8,661       9,422
General & administrative expense                                       5,488       5,639
                                                                     -------     -------

Operating income                                                       1,035         310

Interest expense                                                         166         110
Other expense                                                            133          27
                                                                     -------     -------

Income before income taxes                                               736         173

Income tax expense                                                       311         148
                                                                     -------     -------

Net income                                                           $   425     $    25
                                                                     =======     =======

Per Share Data
--------------

Basic and diluted income per common share                            $  6.07     $  0.36
Average number of common shares outstanding
       during the period                                                  70          70

----------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements



                                      WH 2

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
WISE HOLDINGS, INC. AND SUBSIDIARIES

                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
(Dollars in thousands)                                                  1999          1998
---------------------------------------------------------------------------------------------
Net sales                                                            $ 108,972      $ 115,152
Cost of goods sold                                                      67,987         72,432
                                                                     ---------      ---------

Gross margin                                                            40,985         42,720

Distribution expense                                                    14,025         14,139
Marketing expense                                                       16,797         18,633
General & administrative expense                                         9,863         10,881
                                                                     ---------      ---------

Operating income (loss)                                                    300           (933)

Interest expense                                                           285            232
Other expense                                                              175             17
                                                                     ---------      ---------

Loss before income taxes                                                  (160)        (1,182)

Income tax benefit                                                         (24)          (460)
                                                                     ---------      ---------

Net loss                                                             $    (136)     $    (722)
                                                                     =========      =========

Per Share Data
--------------

Basic and diluted loss per common share                              $   (1.94)     $  (10.31)
Average number of common shares outstanding
  during the period                                                         70             70

---------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements




                                      WH 3

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
WISE HOLDINGS, INC. AND SUBSIDIARIES

(Dollars in thousands)
                                                             JUNE 30,   DECEMBER 31,
ASSETS                                                         1999         1998
------------------------------------------------------------------------------------
CURRENT ASSETS
 Cash and equivalents                                         $ 2,802     $ 2,610
 Accounts receivable (less allowance for doubtful accounts
  of $1,675 and $1,971, respectively)                          22,111      22,181
 Affiliated receivables                                           104          15
 Inventories:
  Finished goods                                                4,073       4,045
  Raw materials and supplies                                    3,068       3,886
 Deferred income taxes, net                                     2,414       2,651
 Prepaid and other current assets                               3,687       3,660
                                                              -------     -------
                                                               38,259      39,048
                                                              -------     -------

PROPERTY AND EQUIPMENT
 Land                                                           1,412       1,412
 Buildings and improvements                                     5,335       5,352
 Machinery and equipment                                       48,656      45,120
                                                              -------     -------
                                                               55,403      51,884
 Less accumulated depreciation                                 21,949      19,769
                                                              -------     -------
                                                               33,454      32,115
                                                              -------     -------

INTANGIBLES AND OTHER ASSETS
 Trademarks (net of accumulated
  amortization of $2,116 and $1,880, respectively)             16,696      16,931
 Other assets                                                     766         808
                                                              -------     -------
                                                               17,462      17,739
                                                              -------     -------


TOTAL ASSETS                                                  $89,175     $88,902
                                                              =======     =======

------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements





                                      WH 4

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
WISE HOLDINGS, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share amounts)
                                                             JUNE 30,     DECEMBER 31,
LIABILITIES AND SHAREHOLDER'S EQUITY                           1999          1998
--------------------------------------------------------------------------------------
CURRENT LIABILITIES
 Debt payable within one year                                 $   107       $   168
 Accounts and drafts payable                                   16,712        16,060
 Affiliated payables                                              356           463
 Accrued liabilities                                           11,114        14,954
                                                              -------       -------
                                                               28,289        31,645
                                                              -------       -------
OTHER LIABILITIES
 Long-term debt payable to Borden, Inc.                         7,450         5,000
 Deferred income taxes, net                                     2,583         2,198
 Non-pension postemployment
   benefit obligations                                          9,529         9,513
 Affiliated employee benefit obligation                         2,559         2,165
 Other long-term liabilities                                      269           455
 Minority interest                                                217           218
                                                              -------       -------
                                                               22,607        19,549
                                                              -------       -------


Commitments and Contingencies (Note 6)

SHAREHOLDER'S EQUITY
 Common stock - $0.01 par value
  70 shares authorized,
  issued and outstanding                                           --            --
 Preferred stock - $0.01 par value
  30 shares authorized,
  none issued and outstanding                                      --            --
 Paid in capital                                               34,980        34,980
 Retained earnings                                              3,299         2,728
                                                              -------       -------
                                                               38,279        37,708
                                                              -------       -------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                    $89,175       $88,902
                                                              =======       =======

--------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements



                                      WH 5

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
WISE HOLDINGS, INC. AND SUBSIDIARIES

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
(Dollars in thousands)                                                1999          1998
------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
 Net loss                                                           $  (136)      $  (722)
 Adjustments to reconcile net loss to net cash
   from operating activities
  Minority interest's share in income                                    (1)          (13)
  Depreciation                                                        2,903         2,688
  Amortization                                                          235           237
  Other non-cash                                                        160          (116)
 Net change in assets and liabilities:
   Accounts receivable                                                  366          (489)
   Affiliated receivables                                               (89)        1,065
   Inventories                                                          790           478
   Prepaid and other current assets                                     (27)         (246)
   Other assets                                                          42            32
   Accounts and drafts payable                                          652         5,398
   Affiliated payables                                                 (107)         (429)
   Accrued liabilities                                               (1,977)       (4,583)
   Post-employment benefits other than pensions                          16          (157)
   Affiliated employee benefit obligation                               394           931
   Other long-term liabilities                                         (186)        1,036
                                                                    -------       -------
                                                                      3,035         5,110
                                                                    -------       -------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
 Capital expenditures                                                (5,250)       (4,139)
 Divestiture of business                                                 --         2,107
 Proceeds from sales of equipment                                        18            44
                                                                    -------       -------
                                                                     (5,232)       (1,988)
                                                                    -------       -------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
 Borrowings under affiliated long term loan agreement                 2,450            --
 Repayment of short-term borrowings                                     (61)         (270)
                                                                    -------       -------
                                                                      2,389          (270)
                                                                    -------       -------

 INCREASE IN CASH AND EQUIVALENTS                                       192         2,852
 Cash and equivalents at beginning of period                          2,610         3,604
                                                                    -------       -------
 Cash and equivalents at end of period                              $ 2,802       $ 6,456
                                                                    =======       =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid for interest:                                            $   345       $   194
 Cash paid for taxes:                                                   101            --

------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements



                                      WH 6

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





                                      WH 7

The condensed consolidated financial statements of Wise collectively include the financial position of Wise Holdings, Inc. and subsidiaries as of June 30, 1999 and December 31, 1998. These financial statements also include the statements of operations of Wise for the three and six months ended June 30, 1999 and 1998 and cash flows of Wise for the six months ended June 30, 1999 and 1998. These unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results for the interim periods presented.

Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform with the 1999 presentation.

Per Share Information
---------------------

Basic and diluted loss per common share at June 30, 1999 and 1998 is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period ended June 30, 1999 and 1998, respectively. On April 24, 1998 the number of shares authorized and outstanding were reduced for administrative and tax purposes. The Per Share information for June 30, 1999 and 1998 is computed based on the adjusted shares outstanding. Options issued by subsidiaries that enable the holder to obtain stock of the subsidiary were not assumed exercised because they were antidilutive for both 1999 and 1998. Wise has no other potentially dilutive securities.

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

Recently Issued Accounting Statements
-------------------------------------

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Wise implemented this pronouncement as of January 1, 1999. Wise estimates that internal costs approximating $400 will be eligible for capitalization in 1999 which would have been expensed as incurred.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS 137, which deferred the effective date of SFAS No. 133 to Fiscal years beginning after June 15, 2000 and requires all derivatives be measured at fair value and recorded on a company's balance sheet as a asset or liability, depending upon the company's underlying rights or obligations associated with the derivative instrument. Wise is investigating the impact of this pronouncement, but does not expect it to have a material impact on the company's results of operations, financial position or cash flows.





                                      WH 8

4. ACCRUED LIABILITIES

   Accrued liabilities were as follows:

                                                                 June 30,                December 31,
                                                                   1999                     1998
-----------------------------------------------------------------------------------------------------
   Compensation                                                  $   1,452                 $  2,557
   General insurance                                                 5,318                    5,292
   Advertising and promotion                                         3,096                    3,772
   Other                                                             1,248                    3,333
                                                                 ---------                 --------
   Total                                                         $  11,114                 $ 14,954
                                                                 =========                 ========
-----------------------------------------------------------------------------------------------------


5. AFFILIATED LONG-TERM DEBT

In conjunction with the Incorporation, Wise entered into a long-term loan agreement (the "Loan Agreement") to borrow funds from Borden.

Revolving Loan
--------------

The Loan Agreement provides for a revolving loan facility of up to $5 million maturing in December 1999, at a variable interest rate equal to Borden's cost of funds for 30 day LIBOR borrowings plus 0.25%. A commitment fee based on a variable rate tied to Borden's leverage is charged on the unused portion of the revolving loan facility. Wise had no borrowings under the revolving agreement at June 30, 1999 and December 31, 1998.

Long-Term Loan
--------------

The Loan Agreement also provides for a $10 million term loan with a fixed interest rate of 11% maturing in November 2000, payable in full at the maturity date. At June 30, 1999 and December 31, 1998, $7.5 million and $5.0 million, respectively, remained outstanding under this loan agreement.

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



                                      WH 9

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

7. RELATED PARTIES

Wise is engaged in various transactions with Borden and its affiliated companies in the ordinary course of business. A subsidiary of Borden provides certain administrative services to Wise at negotiated fees. These services include: processing of payroll and active and retiree group insurance claims. Wise reimburses the Borden subsidiary for payments for general disbursements, and general and group insurance and retirement benefit claims. The amount owed by Wise for these services is included in affiliated payables and was $356 and $463 at June 30, 1999 and December 31, 1998, respectively.

The liabilities for these obligations are included in Wise's financial statements. The following table summarizes the charges to Wise for these costs.

                                                              Quarter ended                  Six months ended
                                                                 June 30,                        June 30,
                                                           1999            1998            1999           1998
----------------------------------------------------------------------------------------------------------------------
Employee benefits                                        $   431         $   385         $   862        $   949
Group and general insurance                                  964           1,023           2,128          1,784
Information services                                         126              37             235            102
Corporate staff departments and overhead                     190             395             550            909
                                                         -------         -------         -------        -------
                                                         $ 1,711         $ 1,840         $ 3,775        $ 3,744
                                                         =======         =======         =======        =======
----------------------------------------------------------------------------------------------------------------------

Wise also invests excess cash with Borden in one-day investments that totaled $2,350 and $1,700 at June 30, 1999 and December 31, 1998, respectively which is included as a component of cash.







                                     WH 10