Form 10-Q
period 1999-09-30
BORDEN INC
filed 1999-11-15
CIK 13239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q



X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended               September 30, 1999
                                             ------------------


Commission file number                    I-71
                                          ----


                                  BORDEN, INC.



     New Jersey                                    13-0511250
     -------------------------------               -----------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)                Identification No.)


                    180 East Broad Street, Columbus, OH  43215
                    ------------------------------------------
                     (Address of principal executive offices)

                              (614)225-4000
                              -------------
              (Registrant's telephone number, including area code)

                              Not Applicable
                              --------------
               (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes X     No
   ---      ---

Number of shares of common stock, $0.01 par value, outstanding as of the close of business on November 15, 1999: 198, 974, 994

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


                                              BORDEN, INC.

                                                  INDEX



PART I - FINANCIAL INFORMATION

ITEM 1.  BORDEN, INC. ("BORDEN")  CONDENSED  CONSOLIDATED AND  BORDEN, INC. AND AFFILIATES CONDENSED
    COMBINED FINANCIAL STATEMENTS

 Condensed Consolidated Statements of Operations and Comprehensive Income,
   three months ended September 30, 1999 and 1998. . . . . . . . . . . . . . . . . . . .  . . . . . .  4
   nine months ended September 30, 1999 and 1998. . . . . . . . . . . . . . . . . . . . . . . . . . .  6
 Condensed Consolidated Balance Sheets, September 30, 1999, and December 31, 1998.. . . . . . . . . .  8
 Condensed Consolidated Statements of Cash Flows, nine months ended September 30, 1999 and 1998  . .  10
 Condensed Consolidated Statement of Shareholders' Equity, nine months ended September 30, 1999. . .  12
 Condensed Combined Statements of Operations and Comprehensive Income,
   three months ended September 30, 1999 and 1998. . . . . . . . . . . . . . . . . . . . . . . . . .  13
   nine months ended September 30, 1999 and 1998 . . . . . . . . . . . . . . . . . . . . . . . . . .  14
 Condensed Combined Balance Sheets, September 30, 1999, and December 31, 1998. . . . . . . . . . . .  15
 Condensed Combined Statements of Cash Flows, nine months ended September 30, 1999 and 1998 . . . . . 17
 Condensed Combined Statement of Shareholders' Equity, nine months ended September 30, 1999. . . . .  19
 Notes to Condensed Consolidated and Combined Financial Statements . . . . . . . . . . . . . . . . .  20


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . .  26

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . . . . . . . . . . . . . . . .  35

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  36

ITEM 6. EXHIBITS, GUARANTOR FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K . . . . . . . . . . 36


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)
BORDEN, INC.
                                                Three months ended September 30,
(In millions)                                               1999     1998
--------------------------------------------------------------------------------
     Net sales                                             $350.7   $335.6
     Cost of goods sold                                     241.3    237.2
                                                           -------  -------

     Gross margin                                           109.4     98.4
                                                           -------  -------

     Distribution expense                                    14.4     12.5
     Marketing expense                                       20.6     20.6
     General & administrative expense                        31.1     30.0
     Business realignment and asset write-offs               21.6        -
                                                           -------  -------

     Operating income                                        21.7     35.3
                                                           -------  -------

     Interest expense                                        15.6     15.6
     Affiliated interest expense, net of affiliated
       interest income of $0.3 in 1999 and $0.4 in 1998       4.5      5.9
     Interest income and other                               (6.5)    (6.9)
     Equity in net income of unconsolidated subsidiaries     (1.3)    (0.3)
                                                           -------  -------

     Income from continuing operations
       before income tax                                      9.4     21.0
     Income tax expense                                       5.6      9.3
                                                           -------  -------

     Income from continuing operations                        3.8     11.7
                                                           -------  -------

     Discontinued operations:
       Gain on disposal, net of tax                             -      5.3
                                                           -------  -------

     Net income                                               3.8     17.0

     Preferred stock dividends                              (18.4)   (18.4)
                                                           -------  -------

     Net  loss applicable to common stock                  $(14.6)  $ (1.4)
                                                           =======  =======

     Comprehensive income (see Note 4)                     $  4.9   $ 17.1
                                                           =======  =======
--------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Condensed Combined Financial Statements


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED) (CONTINUED)
BORDEN, INC.

                                            Three months ended September 30,
(In millions, except per share data)                1999     1998
--------------------------------------------------------------------------------
     Basic and Diluted Per Share Data
     --------------------------------

     Income from continuing operations             $ 0.02   $ 0.05
     Discontinued operations:
       Income from disposal                             -     0.03
                                                   -------  -------


     Net income                                    $ 0.02   $ 0.08
     Preferred stock dividends                      (0.10)   (0.09)
                                                   -------  -------

     Net loss applicable to common stock           $(0.08)  $(0.01)
                                                   =======  =======

     Dividends per common share                    $ 0.14   $ 0.06
     Dividends per preferred share                 $ 0.75   $ 0.75

     Average number of common shares outstanding
       during the period                            199.0    199.0

--------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Condensed Combined Financial Statements


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)
BORDEN, INC.
                                                  Nine months ended September 30,
(In millions)                                               1999       1998
--------------------------------------------------------------------------------
     Net sales                                            $1,001.5   $1,071.1
     Cost of goods sold                                      683.0      771.9
                                                          ---------  ---------

     Gross margin                                            318.5      299.2
                                                          ---------  ---------

     Distribution expense                                     40.5       39.0
     Marketing expense                                        56.3       63.2
     General & administrative expense                         86.1       98.7
     Gain on divestiture of business                             -       (8.3)
     Business realignment and asset write-offs                31.6        5.5
                                                          ---------  ---------

     Operating income                                        104.0      101.1
                                                          ---------  ---------

     Interest expense                                         46.6       47.8
     Affiliated interest expense, net of affiliated
       interest income of $0.7 in 1999 and $2.0 in 1998       14.5       16.1
     Interest income and other                               (24.1)     (22.2)
     Equity in net loss of unconsolidated subsidiaries         2.6        1.6
                                                          ---------  ---------

     Income from continuing operations
       before income tax                                      64.4       57.8
     Income tax expense                                       24.7       25.8
                                                          ---------  ---------

     Income from continuing operations                        39.7       32.0
                                                          ---------  ---------

     Discontinued operations:
       Income from operations, net of tax                        -        2.3
       Gain on disposal, net of tax                            0.6       31.3
                                                          ---------  ---------

     Net income                                               40.3       65.6

     Preferred stock dividends                               (55.3)     (55.3)
                                                          ---------  ---------

     Net (loss) income applicable to common stock         $  (15.0)  $   10.3
                                                          =========  =========

     Comprehensive income (see Note 4)                    $   34.0   $   60.1
                                                          =========  =========
--------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Condensed Combined Financial Statements


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED) (CONTINUED)
BORDEN, INC.

                                              Nine months ended September 30,
(In millions, except per share data)                 1999     1998
--------------------------------------------------------------------------------
     Basic and Diluted Per Share Data
    ---------------------------------

     Income from continuing operations              $ 0.20   $ 0.16
     Discontinued operations:
       Income from operations                            -     0.01
       Income from disposal                              -     0.16
                                                    -------  -------


     Net income                                     $ 0.20   $ 0.33
     Preferred stock dividends                       (0.28)   (0.28)
                                                    -------  -------

     Net (loss) income applicable to common stock   $(0.08)  $ 0.05
                                                    =======  =======

     Dividends per common share                     $ 0.26   $ 0.24
     Dividends per preferred share                  $ 2.25   $ 2.25

     Average number of common shares outstanding
       during the period                             199.0    199.0

--------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Condensed Combined Financial Statements


CONDENSED CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
BORDEN, INC.

(In millions)

                                                          September 30,    December 31,
ASSETS                                                        1999             1998
----------------------------------------------------------------------------------------
CURRENT ASSETS
     Cash and equivalents                                $        194.6   $       672.1
     Accounts receivable (less allowance for doubtful
        accounts of $11.7 in 1999 and $10.4 in 1998)              230.6           210.7
     Loan receivable from affiliate                               132.6               -
     Inventories:
       Finished and in-process goods                               58.4            61.9
       Raw materials and supplies                                  45.3            50.6
     Deferred income taxes                                         45.7            73.3
     Other current assets                                          20.4            18.4
                                                         ---------------  --------------
                                                                  727.6         1,087.0
                                                         ---------------  --------------

INVESTMENTS AND OTHER ASSETS
     Investments                                                   77.2            81.3
     Deferred income taxes                                        107.6            89.4
     Prepaid pension assets                                       131.3           133.3
     Other assets                                                  45.7            38.0
     Assets sold under contractual arrangement (net
      of allowance of $62.6 in 1999 and 1998)                     51.1            46.0
                                                         ---------------  --------------
                                                                  412.9           388.0
                                                         ---------------  --------------

PROPERTY AND EQUIPMENT
     Land                                                          24.6            25.7
     Buildings                                                     98.5            93.2
     Machinery and equipment                                      777.9           676.0
                                                         ---------------  --------------
                                                                  901.0           794.9
     Less accumulated depreciation                               (356.0)         (324.0)
                                                         ---------------  --------------
                                                                  545.0           470.9

INTANGIBLES                                                        93.3            66.3
                                                         ---------------  --------------

TOTAL ASSETS                                             $      1,778.8   $     2,012.2
                                                         ===============  ==============
----------------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Condensed Combined Financial Statements


CONDENSED CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
BORDEN, INC.

(In millions, except share data)
                                                                       September 30,    December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                       1999             1998
----------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
     Accounts and drafts payable                                      $        130.3   $       113.5
     Debt payable within one year                                               25.3            16.1
     Income taxes payable                                                      262.1           284.7
     Loans payable to affiliates                                               243.4           415.8
     Other current liabilities                                                 208.1           208.2
                                                                      ---------------  --------------
                                                                               869.2         1,038.3
                                                                      ---------------  --------------

OTHER LIABILITIES
     Liabilities sold under contractual arrangement                             41.6            41.6
     Long-term debt                                                            541.3           552.0
     Non-pension post-employment benefit obligations                           179.3           197.3
     Other long-term liabilities                                                85.3            93.7
                                                                      ---------------  --------------
                                                                               847.5           884.6
                                                                      ---------------  --------------
     Commitments and contingencies (see Note 6)

SHAREHOLDERS' EQUITY
     Preferred stock - Issued 24,574,751 shares                                614.4           614.4
     Common stock - $0.01 par value: authorized 300,000,000 shares,
     Issued 198,974,994 shares                                                   2.0             2.0
     Paid in capital                                                           352.6           358.9
     Receivable from parent                                                   (414.9)         (415.3)
     Accumulated other comprehensive income                                    (57.3)          (51.0)
     Accumulated deficit                                                      (434.7)         (419.7)
                                                                      ---------------  --------------
                                                                                62.1            89.3
                                                                      ---------------  --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $      1,778.8   $     2,012.2
                                                                      ===============  ==============
-----------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Condensed Combined Financial Statements


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
BORDEN, INC.
                                              Nine months ended September 30,
(In millions)                                           1999      1998
--------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net income                                            $  40.3   $  65.6
Adjustments to reconcile net income to net
 cash from operating activities:
  Gain on disposal of discontinued operations            (0.9)   (102.7)
  Gain on divestiture of business                           -      (8.3)
  Business realignment and asset write-offs              31.6       5.5
  Deferred tax provision                                  2.8     116.9
  Depreciation and amortization                          38.6      37.7
  Unrealized gain on interest rate swap                  (8.1)     (1.1)
  Equity in net loss of unconsolidated subsidiaries       2.6       1.6
Net change in assets and liabilities:
  Trade receivables                                     (21.6)    (23.9)
  Inventories                                             9.9      (1.5)
  Accounts and drafts payable                             5.2     (17.3)
  Income taxes                                          (12.0)    (10.3)
  Other assets                                            0.1      39.4
  Other liabilities                                     (53.3)    (79.6)
  Discontinued operations working capital                   -       3.0
                                                      --------  --------
                                                         35.2      25.0
                                                      --------  --------

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES
  Capital expenditures                                  (40.4)    (39.2)
  Proceeds from the divestiture of businesses               -     335.9
  Proceeds from the sale of fixed assets                  5.5         -
  Purchase of businesses, net of cash acquired         (110.5)    (14.4)
  Net investment (in) from affiliate                     (5.1)     65.3
                                                      --------  --------
                                                       (150.5)    347.6
                                                      --------  --------

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES
  Net short-term debt (repayments) borrowings            (1.0)      8.7
  Repayment of long-term debt                            (0.4)   (235.3)
  Affiliated borrowings (repayments/loans)             (305.5)    426.7
  Interest received from parent                          36.7      47.4
  Common stock dividends paid                           (36.7)    (47.4)
  Preferred stock dividends paid                        (55.3)    (55.3)
                                                      --------  --------
                                                       (362.2)    144.8
                                                      --------  --------
--------------------------------------------------------------------------------


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
BORDEN, INC.

                                                     Nine months ended September 30,
(In millions)                                                    1999     1998
--------------------------------------------------------------------------------
     (Decrease) increase in cash and equivalents               $(477.5)  $517.4
     Cash and equivalents at beginning
       of period                                                 672.1    183.6
                                                               --------  ------
     Cash and equivalents at end
       of period                                               $ 194.6   $701.0
                                                               ========  ======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid:
       Interest, net                                           $  48.2   $ 31.0
       Taxes                                                      33.9     13.5
     Non-cash activity:
       Distribution of note receivable from Company's parent
         to cancel options                                           -     28.5
       Investment retained in IHDG                                   -     10.5
       Capital contribution by parent                             19.0     34.5
--------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Condensed Combined Financial Statements


CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
BORDEN, INC.

(In millions)
----------------------------------------------------------------------------------------------------------------------------
                                                                                       Accumulated
                                                                        Receivable        Other
                                       Preferred   Common    Paid-in       from       Comprehensive    Accumulated
                                         Stock      Stock    Capital      Parent         Income          Deficit      Total
----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998               $614.4     $2.0     $358.9      $(415.3)        $(51.0)        $(419.7)     $89.3
----------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                 40.3       40.3

Translation adjustments                                                                     (6.3)                     (6.3)

Preferred stock dividends                                                                                 (55.3)     (55.3)

Common stock dividends                                        (51.9)                                                 (51.9)

Interest accrued on notes from parent                          26.6          0.4                                      27.0

Capital contribution from parent                               19.0                                                   19.0
----------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999              $614.4     $2.0     $352.6      $(414.9)        $(57.3)        $(434.7)     $62.1
----------------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Condensed Combined Financial Statements


CONDENSED COMBINED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)
BORDEN, INC. AND AFFILIATES

                                                Three months ended September 30,
(In millions)                                               1999     1998
--------------------------------------------------------------------------------
     Net sales                                             $531.6   $536.2
     Cost of goods sold                                     334.2    351.9
                                                           -------  -------

     Gross margin                                           197.4    184.3
                                                           -------  -------

     Distribution expense                                    31.5     28.8
     Marketing expense                                       73.5     75.2
     General & administrative expense                        51.2     51.5
     Gain on divestiture of businesses                      (32.7)   (18.6)
     Business realignment and asset write-offs               21.6     17.0
                                                           -------  -------

     Operating income                                        52.3     30.4
                                                           -------  -------

     Interest expense                                        15.3     15.9
     Affiliated interest expense                              1.6      2.1
     Interest income and other                               (5.9)    (7.9)
     Equity in net income of unconsolidated subsidiaries     (1.3)    (0.1)
                                                           -------  -------

     Income from continuing operations
       before income tax                                     42.6     20.4
     Income tax expense                                      20.4      9.3
                                                           -------  -------

     Income from continuing operations                       22.2     11.1
                                                           -------  -------

     Discontinued operations:
     Gain on disposal, net of tax                               -      5.3
                                                           -------  -------

     Net income                                              22.2     16.4

     Affiliate's share of income                             (0.5)    (1.0)

     Preferred stock dividends                              (18.4)   (18.4)
                                                           -------  -------

     Net income (loss) applicable to common stock          $  3.3   $ (3.0)
                                                           =======  =======

     Comprehensive income (see Note 4)                     $ 23.5   $ 14.2
                                                           =======  =======
--------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Condensed Combined Financial Statements


CONDENSED COMBINED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)
BORDEN, INC. AND AFFILIATES
                                                 Nine months ended September 30,
(In millions)                                              1999       1998
--------------------------------------------------------------------------------
     Net sales                                           $1,547.2   $1,762.3
     Cost of goods sold                                     973.4    1,186.8
                                                         ---------  ---------

     Gross margin                                           573.8      575.5
                                                         ---------  ---------

     Distribution expense                                    90.5       93.2
     Marketing expense                                      218.5      246.2
     General & administrative expense                       145.8      167.0
     Gain on divestiture of businesses                      (47.5)    (329.4)
     Business realignment and asset write-offs               31.6       22.5
                                                         ---------  ---------

     Operating income                                       134.9      376.0
                                                         ---------  ---------

     Interest expense                                        46.7       48.7
     Affiliated interest expense                              5.1        3.3
     Interest income and other                              (23.6)     (24.1)
     Equity in net loss of unconsolidated subsidiaries        2.6        0.4
                                                         ---------  ---------

     Income from continuing operations
       before income tax                                    104.1      347.7
     Income tax expense                                      53.1       99.7
                                                         ---------  ---------

     Income from continuing operations                       51.0      248.0
                                                         ---------  ---------

     Discontinued operations:
       Income from operations, net of tax                       -        2.3
       Gain on disposal, net of tax                           0.6       31.3
                                                         ---------  ---------

     Net income                                              51.6      281.6

     Affiliate's share of income                             (0.8)    (131.0)

     Preferred stock dividends                              (55.3)     (55.3)
                                                         ---------  ---------

     Net (loss) income applicable to common stock        $   (4.5)  $   95.3
                                                         =========  =========

     Comprehensive income (see Note 4)                   $   48.0   $  374.0
                                                         =========  =========
--------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Condensed Combined Financial Statements


CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)
BORDEN, INC. AND AFFILIATES

(In millions)
                                                         September 30,    December 31,
ASSETS                                                       1999             1998
---------------------------------------------------------------------------------------
CURRENT ASSETS
     Cash and equivalents                               $        225.3   $       695.5
     Accounts receivable (less allowance for doubtful
      accounts of $15.7 in 1999 and $13.8 in 1998)               305.4           291.7
     Loan receivable from affiliate                              132.6               -
     Inventories:
       Finished and in-process goods                             108.3           108.9
       Raw materials and supplies                                 68.2            81.3
     Deferred income taxes                                        55.8            99.2
     Other current assets                                         35.6            33.3
                                                        ---------------  --------------
                                                                 931.2         1,309.9
                                                        ---------------  --------------

INVESTMENTS AND OTHER ASSETS
     Investments                                                  77.2            81.3
     Deferred income taxes                                       107.6            89.4
     Prepaid pension assets                                      139.5           140.8
     Other assets                                                 42.8            34.8
                                                        ---------------  --------------
                                                                 367.1           346.3
                                                        ---------------  --------------

PROPERTY AND EQUIPMENT
     Land                                                         37.7            39.4
     Buildings                                                   192.0           194.3
     Machinery and equipment                                   1,111.3         1,000.4
                                                        ---------------  --------------
                                                               1,341.0         1,234.1
     Less accumulated depreciation                              (580.9)         (554.6)
                                                        ---------------  --------------
                                                                 760.1           679.5

INTANGIBLES                                                      405.0           386.2
                                                        ---------------  --------------

TOTAL ASSETS                                            $      2,463.4   $     2,721.9
                                                        ===============  ==============
---------------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Condensed Combined Financial Statements


CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)
BORDEN, INC. AND AFFILIATES

(In millions)
                                                        September 30,    December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                        1999             1998
-------------------------------------------------------------------------------------
CURRENT LIABILITIES
     Accounts and drafts payable                       $        184.8   $       185.4
     Debt payable within one year                                26.3            23.1
     Income taxes payable                                       278.4           279.8
     Loan payable to affiliate                                    2.9           138.2
     Other current liabilities                                  284.5           362.6
                                                       ---------------  --------------
                                                                776.9           989.1
                                                       ---------------  --------------

OTHER LIABILITIES
     Long-term debt                                             543.9           554.6
     Non-pension post-employment benefit obligations            195.7           214.6
     Other long-term liabilities                                112.0           129.7
                                                       ---------------  --------------
                                                                851.6           898.9
                                                       ---------------  --------------
     Commitments and contingencies (See Note 6)

SHAREHOLDERS' EQUITY
     Preferred stock                                            614.4           614.4
     Common stock                                                 2.0             2.0
     Paid in capital                                            661.4           653.5
     Receivable from parent                                    (414.9)         (415.3)
     Affiliate's interest in subsidiary                          61.6            60.8
     Accumulated other comprehensive income                     (92.8)          (89.2)
     Retained earnings                                            3.2             7.7
                                                       ---------------  --------------
                                                                834.9           833.9
                                                       ---------------  --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $      2,463.4   $     2,721.9
                                                       ===============  ==============
--------------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Condensed Combined Financial Statements


CONDENSED COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
BORDEN, INC. AND AFFILIATES

                                                   Nine months ended September 30,
(In millions)                                                1999      1998
--------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
     Net income                                            $  51.6   $  281.6
     Adjustments to reconcile net income to net
       cash from operating activities:
       Gain on disposal of discontinued operations            (0.9)    (102.7)
       Gain on divestiture of businesses                     (47.5)    (329.4)
       Business realignment and asset write-offs              31.6       22.5
       Deferred tax provision                                 23.6      144.9
       Depreciation and amortization                          65.6       64.4
       Unrealized gain on interest rate swap                  (8.1)      (1.1)
       Equity in net loss of unconsolidated subsidiaries       2.6        0.4
     Net change in assets and liabilities:
       Trade receivables                                     (25.3)      30.5
       Inventories                                            11.3       20.1
       Accounts and drafts payable                           (12.2)     (34.8)
       Income taxes                                            9.0      (30.2)
       Other assets                                           15.3       85.0
       Other liabilities                                     (97.0)     (74.6)
       Discontinued operations working capital                   -        3.0
                                                           --------  ---------
                                                              19.6       79.6
                                                           --------  ---------

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES
     Capital expenditures                                    (82.6)     (66.4)
     Proceeds from the divestiture of businesses              23.6    1,063.2
     Proceeds from the sale of fixed assets                   10.5       15.8
     Purchase of business, net of cash acquired             (110.5)     (14.4)
                                                           --------  ---------
                                                            (159.0)     998.2
                                                           --------  ---------

CASH FLOWS USED IN (FROM) FINANCING ACTIVITIES
     Net short-term debt (repayments) borrowings              (7.2)      10.5
     Repayment of long-term debt                              (0.3)    (236.0)
     Affiliated borrowings (repayments/ loans)              (268.0)         -
     Distribution to affiliates                                  -     (272.2)
     Interest received from parent                            36.7       47.4
     Common stock dividends paid                             (36.7)     (47.4)
     Preferred stock dividends paid                          (55.3)     (55.3)
                                                           --------  ---------
                                                            (330.8)    (553.0)
                                                           --------  ---------
--------------------------------------------------------------------------------


CONDENSED COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
BORDEN, INC. AND AFFILIATES

                                                     Nine months ended September 30,
(In millions)                                                  1999     1998
--------------------------------------------------------------------------------
     (Decrease) increase in cash and equivalents             $(470.2)  $524.8
     Cash and equivalents at beginning
       of period                                               695.5    198.6
                                                             --------  ------
     Cash and equivalents at end
       of period                                             $ 225.3   $723.4
                                                             ========  ======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid:
       Interest, net                                         $  38.1   $ 32.9
       Taxes                                                    19.2     76.5
     Non-cash activity:
       Distribution of note receivable from Company's parent
         to cancel options                                         -     28.5
       Investment retained in IHDG                                 -     10.5
       Capital contribution by parent                           19.0     34.5
       Affiliate's share of income                               0.8    131.0
--------------------------------------------------------------------------------

See Notes to Condensed Consolidated and Condensed Combined Financial Statements


CONDENSED COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
BORDEN, INC. AND AFFILIATES

(In millions)
----------------------------------------------------------------------------------------------------------------------
                                                                                         Accumulated
                                                                 Receivable  Affiliate's     Other
                                    Preferred  Common    Paid in    from     Interest in Comprehensive Retained
                                        Stock   Stock    Capital    Parent   Subsidiary    Income      Earnings   Total
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998              $614.4   $2.0    $653.5    $(415.3)     $60.8     $(89.2)       $7.7     $833.9
-----------------------------------------------------------------------------------------------------------------------
Net income                                                                                              51.6       51.6

Translation adjustments                                                                     (3.6)                  (3.6)

Preferred stock dividends                                                                              (55.3)     (55.3)

Common stock dividends                                    (51.9)                                                  (51.9)

Interest accrued on notes from parent                      26.6        0.4                                         27.0

Capital contribution from parent                           19.0                                                    19.0

Transfer of tax basis among affiliates                     14.2                                                    14.2

Affiliate's interest in subsidiary                                                0.8                   (0.8)        -
-----------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999             $614.4   $2.0    $661.4    $(414.9)     $61.6     $(92.8)       $3.2     $834.9
-----------------------------------------------------------------------------------------------------------------------

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

2.     BUSINESS ACQUISITIONS, DIVESTITURES, AND OTHER CHANGES

Consolidated
------------

In May, the Company completed the acquisition of Spurlock Industries, Inc. ("Spurlock"), for $40.2 in cash as reported in the Company's Form 10-Q for the quarter ended June 30, 1999. Based on a preliminary allocation, the approximate $13 of excess purchase price over net tangible assets ("goodwill") associated with the transaction has been classified as goodwill and will be amortized over a period of 40 years.

In June, the Company finalized a plan for the closure of the Chemical resins operations in the Philippines by the end of 1999. As part of this plan, long-lived assets will be disposed of and were written down to net realizable value as of June 30, 1999 based upon estimated proceeds of $5.0. This resulted in a second quarter 1999 charge of $10.0 which is classified as business realignment on the Condensed Consolidated and Condensed Combined Statements of Operations, and as a reduction of accumulated translation adjustments previously recorded on the balance sheet for the Philippines. In the third quarter 1999, severance and other costs totaling $3.0 related to the closure of the Philippines operations were recorded in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity".

Early in the third quarter, the Company completed the acquisition of Blagden Chemicals, Ltd. ("Bladgen") for $71.5 in cash. Blagden produces formaldehyde and resins for the forest products, foundry, and industrial applications at three manufacturing facilities in the United Kingdom and a fourth in the Netherlands. The acquisition was accounted for using the purchase method of accounting and, accordingly, its results of operations have been included from the date of acquisition. Goodwill, based on a preliminary allocation at the end of September,approximates $16 and will be amortized over 40 years.

Also in the third quarter 1999, management approved a plan to close a Brazil Chemical operation and Uruguay Chemical business. As a result, a charge of $3.6 was recorded and is classified as business realignment on the Condensed Consolidated and Condensed Combined Statements of Operations. The charge relates primarily to fixed assets.

In the third quarter, management of the Company discontinued a plant expansion project. The Company has written off approximately $15.0 of engineering, equipment and other costs which have been classified in business realignment and asset write-offs on the Condensed Consolidated and Condensed Combined Statements of Operations. Management is in the process of reviewing the recovery of additional commitments related to the plant expansion project.

Combined
--------

In April, the Combined Companies sold the milk powder business located in China for approximately $7.1, which resulted in a pre-tax gain of approximately $10.8 ($3.5 after tax).

In July 1999, the Combined Companies sold the chocolate milk business located in Denmark. The sale generated proceeds of $6.7 and an after tax gain of $1.2 ($1.9 gain before tax). These amounts have been classified as gain on divestiture of businesses in the Condensed Combined Statements of Operations.

In a prior year, the Combined Companies sold the KLIM business, recognizing an after tax loss of $19.1 ($1.5 gain before tax). In the third quarter of 1999, $30.8 of additional pre-tax gain was recorded due to additional proceeds and lower than expected exit costs related to the KLIM sale. This amount has been classified as gain on divestiture of businesses in the Condensed Combined Statements of Operations.

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

                                 THREE MONTHS ENDED   NINE MONTHS ENDED
                                     SEPTEMBER 30,     SEPTEMBER 30,
                                    -------------     --------------
                                     1999   1998        1999   1998
                                     -----  -----       -----  -----
Net sales                            $   -  $   -       $   -  $73.2
Income before income taxes               -      -           -    3.5
Income tax expense                       -      -           -    1.2
Income from discontinued operations      -      -           -    2.3
---------------------------------------------------------------------------


In addition to the amount shown above, gains (net of tax) recognized on the sale of the Decorative Products business are included in the discontinued operations of the consolidated and combined financial statements for 1998. The recorded 1999 net of tax gain from discontinued operations of $0.6 represents a favorable claim settlement related to the 1997 divestiture of the Dairy business.

4.     COMPREHENSIVE INCOME

Comprehensive income was computed as follows:

                                           THREE MONTHS ENDED SEPTEMBER 30,
                                          ---------------------------------
                                          CONSOLIDATED          COMBINED
                                          ------------       --------------
                                          1999   1998         1999    1998
                                          -----  -----       ------  ------
Net income                                $ 3.8  $17.0       $22.2   $16.4
Foreign currency translation adjustments    1.1    0.1         2.5    (2.2)
Reclassification adjustments                  -      -        (1.2)      -
                                          -----  -----       ------  ------
                                          $ 4.9  $17.1       $23.5   $14.2
--------------------------------------------------------------------------------

                                              NINE MONTHS ENDED SEPTEMBER 30,
                                          -------------------------------------
                                           CONSOLIDATED            COMBINED
                                          ---------------       ---------------
                                           1999     1998         1999     1998
                                          -------  ------       -------  -------
Net income                                $ 40.3   $65.6        $ 51.6   $281.6
Foreign currency translation adjustments   (16.3)   (5.5)        (12.4)   (16.0)
Reclassification adjustments                10.0       -           8.8    108.4
                                          -------  ------       -------  -------
                                          $ 34.0   $60.1        $ 48.0   $374.0
--------------------------------------------------------------------------------

The foreign currency translation adjustments in 1999 relate primarily to amounts recorded in the first quarter for the Latin America Chemical businesses. The reclassification adjustment in 1999 represents the accumulated translation adjustment included as part of the charge to close the Chemical operations in the Philippines, Brazil and Uruguay. The reclassification adjustment in 1998 represents the accumulated translation adjustment recognized on the sale of the Combined Companies' KLIM business.

5.     RELATED PARTY TRANSACTIONS

Foods and BWHLLC, an affiliate of the Company's parent, invest cash not used in operations with the Company. At September 30, 1999, Foods had $243.4 invested with the Company. This balance is reflected as a loan payable to unconsolidated affiliates in the consolidated balance sheet. Loans payable to unconsolidated affiliates for the Combined Companies includes $2.9 from an affiliate of the Combined Companies. In September 1999, the Company repaid its $138.2 loan plus accrued interest to BWHLLC.

The Company provides infrastructure management services to Foods and Wise. Fees received for these services are offset against the Company's general and administrative expenses and approximated $1.6 and $4.3 for the three months ended September 30, 1999 and 1998, respectively, and $6.5 and $12.3 for the nine months ended September 30, 1999 and 1998, respectively.

At September 30, 1999 the Company had loaned $132.6 in the form of demand notes to CCPC Acquisition Corp., ("CCPC"), an affiliate, to provide temporary financing to complete the acquisitions of EKCO Group, Inc. and General Housewares Corporation. The loan bears variable interest at the monthly prime rate as quoted by The Wall Street Journal. Early in the fourth quarter, the Company loaned an additional $46.4 at the monthly prime rate and loaned an additional $71.5 to CCPC Holding Company, Inc., a subsidiary of CCPC at LIBOR plus 4%, to provide further temporary financing for the acquisitions. The two loans mature on December 31, 1999. To date, $87.4 of the total loaned amounts have been repaid. The Company anticipates repayment of the remaining amounts when permanent financing arrangements are completed by its affiliates and upon the sale of two business units acquired with EKCO Group, Inc. that are held by CCPC for sale. Additionally, early in the fourth quarter, the Company made a $50.0 equity investment in CCPC Holding Company, Inc., in the form of 16% cumulative junior preferred stock.

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

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Environmental accruals are routinely reviewed on an interim basis as events and developments warrant. The Company and Combined Companies have accrued approximately $17.5 and $17.6, respectively, at September 30, 1999, for probable environmental remediation and restoration liabilities. The Company and Combined Companies had each accrued approximately $19.6 at December 31, 1998, for these liabilities. This is management's best estimate of these liabilities, based on currently available information and analysis. The Company and Combined Companies believe that it is reasonably possible that costs associated with such liabilities may exceed current reserves by amounts that may prove insignificant, or by amounts, in the aggregate, of up to approximately $12.0.

LEGAL MATTERS - The Company and Combined Companies have recorded liabilities of $5.3 and $8.7, respectively, at September 30, 1999, for legal costs that they believe are probable and reasonably estimable. These liabilities at December 31, 1998, totaled $17.6 and $32.1 for the Company and Combined Companies, respectively. The decrease in liabilities is primarily related to favorable settlements of legal matters pending at December 31, 1998. Actual costs are not expected to exceed the amounts accrued at September 30, 1999. In addition, the Company and Combined Companies may be held responsible for certain environmental liabilities incurred at Borden Chemical and Plastics Limited Partnership facilities, which were previously owned by the Company. Management believes, based upon the information management currently possesses, and taking into account established reserves for estimated liability and insurance coverage, that the ultimate outcome of the foregoing proceedings and actions is unlikely to have a material adverse effect on the Company's or Combined Companies' financial position or operating results.

OTHER COMMITMENTS - A wholly owned subsidiary serving as general partner of Borden Chemical and Plastics Limited Partnership ("BCP") has certain fiduciary responsibilities to BCP's unitholders. The Company and Combined Companies believe that such responsibilities will not have a material adverse effect on their financial statements.

7.     SEGMENT INFORMATION

                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                   ----------------------------------
                                                     CONSOLIDATED        COMBINED
                                                   ----------------  ----------------
                                                    1999     1998     1999     1998
                                                   -------  -------  -------  -------
NET SALES TO UNAFFILIATED CUSTOMERS:
             Foods ongoing                              -        -   $121.9   $133.9
             Foods Unaligned                            -        -      1.0     11.2
             Wise                                       -        -     58.0     55.5
             Chemical                              $317.8   $306.3    317.8    306.3
             Corporate and other                     32.9     29.3     32.9     29.3
                                                   -------  -------  -------  -------
             NET SALES TO UNAFFILIATED CUSTOMERS   $350.7   $335.6   $531.6   $536.2
                                                   =======  =======  =======  =======

OPERATING EBITDA:
             Foods ongoing                              -        -   $  3.4   $ (9.6)
             Foods Unaligned                            -        -      0.7     15.7
             Wise                                       -        -      3.4      2.1
             Chemical                              $ 57.2   $ 47.6     57.2     47.6
             Corporate and other                      0.5     (0.4)     0.5     (0.4)
                                                   -------  -------  -------  -------
            ADJUSTED OPERATING EBITDA (1)            57.7     47.2     65.2     55.4

             Significant unusual items (2)          (21.6)       -     11.1     (4.5)
                                                   -------  -------  -------  -------
             OPERATING EBITDA                        36.1     47.2     76.3     50.9

             Depreciation and amortization          (14.4)   (11.9)   (24.0)   (20.5)
                                                   -------  -------  -------  -------
             OPERATING INCOME                      $ 21.7   $ 35.3   $ 52.3   $ 30.4
                                                   =======  =======  =======  =======
-------------------------------------------------------------------------------------

(1)     Adjusted Operating EBITDA represents net income excluding discontinued
        operations, non-operating income and expenses, interest, taxes, depreciation, amortization and significant unusual items.
(2)     1999 Consolidated represents costs associated with realignment of a Chemical business of $6.6 and Chemical plant asset write-offs of $15.0. 1999 Combined includes the Chemical charges and gains on the sale of Foods Unaligned businesses due to additional proceeds and lower than expected exit costs related to the 1998 KLIM sale of $32.7. 1998 Combined includes gains on the sale of Foods Unaligned businesses of
        $18.6 less business realignment charges related to the consolidation of the pasta business of $23.1 (which includes a $6.1 inventory adjustment recorded in cost of goods sold).

                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                               ------------------------------------------
                                                  CONSOLIDATED          COMBINED
                                               -------------------   --------------------
                                                 1999       1998       1999       1998
                                               ---------  ---------  ---------  ---------
NET SALES TO UNAFFILIATED CUSTOMERS:
             Foods ongoing                            -          -   $  367.6   $  410.4
             Foods Unaligned                          -          -       11.1      110.1
             Wise                                     -          -      167.0      170.7
             Chemical                          $  910.6   $  949.7      910.6      949.7
             Corporate and other                   90.9       84.6       90.9       84.6
             Businesses held for sale                 -       36.8          -       36.8
                                               ---------  ---------  ---------  ---------
             SALES TO UNAFFILIATED CUSTOMERS   $1,001.5   $1,071.1   $1,547.2   $1,762.3
                                               =========  =========  =========  =========

OPERATING EBITDA:
             Foods ongoing                            -          -   $    1.0   $  (14.8)
             Foods Unaligned                          -          -        2.8       15.9
             Wise                                     -          -        6.6        4.3
             Chemical                          $  162.9   $  140.7      162.9      140.7
             Corporate and other                   11.3       (5.1)      11.3       (5.1)
             Businesses held for sale                 -        0.4          -        0.4
             Combining Adjustments                    -          -          -       (0.8)
                                               ---------  ---------  ---------  ---------
             ADJUSTED OPERATING EBITDA (1)        174.2      136.0      184.6      140.6

             Significant unusual items (2)        (31.6)       2.8       15.9      299.8
                                               ---------  ---------  ---------  ---------
             OPERATING EBITDA                     142.6      138.8      200.5      440.4

             Depreciation and amortization        (38.6)     (37.7)     (65.6)     (64.4)
                                               ---------  ---------  ---------  ---------
             OPERATING INCOME                  $  104.0   $  101.1   $  134.9   $  376.0
                                               =========  =========  =========  =========
-----------------------------------------------------------------------------------------
(1) Adjusted Operating EBITDA represents net income excluding discontinued
    operations, non-operating income and expenses, interest, taxes, depreciation, amortization and significant unusual items.
(2) 1999 Consolidated represents costs associated with realignment of Chemical businesses of $16.6 and Chemical plant asset write-offs of $15.0. 1999 Combined includes the Chemical charges and gains on the sale of Foods Unaligned businesses due to additional proceeds and lower than expected exit costs related to the 1998 KLIM sale of
    $47.5. 1998 Combined includes primarily gains on the sale of Foods Unaligned businesses.

PART I - FINANCIAL INFORMATION
----------------------------

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is a comparison of sales and operating income by business unit.

(In millions)
------------------------------------------------------------------------------------------------
                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER 30,        SEPTEMBER 30,
------------------------------------------------------------------------------------------------
                                                           1999     1998      1999       1998
                                                          -------  -------  ---------  ---------
NET SALES
             Chemical                                     $317.8   $306.3   $  910.6   $  949.7
             Corporate and other                            32.9     29.3       90.9       84.6
             Business held for sale (1)                        -        -          -       36.8
                                                          -------  -------  ---------  ---------
             CONSOLIDATED NET SALES                       $350.7   $335.6   $1,001.5   $1,071.1

             Foods ongoing                                 121.9    133.9      367.6      410.4
             Foods Unaligned                                 1.0     11.2       11.1      110.1
                                                          -------  -------  ---------  ---------
                Total Foods                                122.9    145.1      378.7      520.5
             Wise                                           58.0     55.5      167.0      170.7
                                                          -------  -------  ---------  ---------
             COMBINED NET SALES                           $531.6   $536.2   $1,547.2   $1,762.3
                                                          =======  =======  =========  =========

OPERATING INCOME
             Chemical                                     $ 23.4   $ 37.8   $   98.7   $  113.0
             Corporate and other                            (1.7)    (2.5)       5.3      (10.5)
             Business held for sale (1)                        -        -          -       (1.4)
                                                          -------  -------  ---------  ---------
             CONSOLIDATED OPERATING INCOME                $ 21.7   $ 35.3   $  104.0   $  101.1

             Foods ongoing                                  (4.3)   (22.5)     (20.4)     (42.1)
             Foods Unaligned                                 0.8     (1.6)       2.6       (1.8)
             Gain on sale of Foods Unaligned businesses     32.7     18.6       47.5      321.1
                                                          -------  -------  ---------  ---------
                Total Foods                                 29.2     (5.5)      29.7      277.2
             Wise                                            1.4      0.6        1.2       (1.5)
             Combining adjustments                             -        -          -       (0.8)
                                                          -------  -------  ---------  ---------
             COMBINED OPERATING INCOME                    $ 52.3   $ 30.4   $  134.9   $  376.0
                                                          =======  =======  =========  =========
------------------------------------------------------------------------------------------------

(1) Includes the operating results of the commercial and industrial wallcovering business prior to its sale in April, 1998.

CONSOLIDATED AND COMBINED THREE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 1998

Consolidated Summary
--------------------

Consolidated net sales increased $15.1 million or approximately 4% in 1999 to $350.7 million from $335.6 million in 1998. The net sales increase was primarily attributable to higher Chemical net sales resulting from improved sales volume and sales contributed by two businesses acquired in 1999.
Increased Chemical unit volumes were partly offset by lower pricing, unfavorable currency exchange rates in Latin America and the exit from certain non-core businesses. Operating income decreased $13.6 million or approximately 39% to $21.7 million from $35.3 million in 1998. The decrease was primarily attributable to $6.6 million charged for the closure of Chemical operations in the Philippines, Brazil and Uruguay and $15.0 million charged for plant asset write-offs, partially offset by increased Chemical operating income from ongoing operations due primarily to higher sales volume.

Combined Summary
----------------

Combined net sales decreased $4.6 million or approximately 1% to $531.6 million from $536.2 million in 1998. The decrease was caused primarily by the divestiture of the Foods Unaligned businesses in 1998 and a reduction in volumes for pasta and sauce offset, in part, by the factors described above for consolidated net sales. Combined operating income improved $21.9 million or approximately 72% to $52.3 million from $30.4 million in 1998. The increase is primarily due to gains on the sale of Foods Unaligned businesses, a 1998 non-recurring charge, declines in Foods ongoing operations due primarily to lower volumes offset by lower raw material costs and manufacturing improvements, and the factors described above in the consolidated summary.

Chemical
--------

Chemical sales increased $11.5 million or approximately 4% to $317.8 million from $306.3 million. The most significant components of the increase were improved volumes, primarily in the North America forest products resins and UV coatings businesses, and two acquisitions in the U.S. and Europe, partially offset by generally lower pricing, unfavorable currency exchange rates in Latin America, and the prior year exit from certain non-core businesses in North America and Europe.

Overall volume improvement of approximately 11%, excluding the effect of acquisitions and divestitures, had a positive impact on sales of approximately $28.2 million, with most of the improvement coming from the North America forest products resins and UV coatings businesses. The improved volume in North America forest products resins is driven by continued low interest rates and strong housing and construction activity. The improved volume in UV coatings reflects significant demand for optical fiber.

The second quarter acquisition of Spurlock Industries, Inc. and the third quarter acquisition of Blagden Chemicals, Ltd. contributed sales of approximately $7.4 million and $14.9 million, respectively. The 1998 sales of the North America paper resins business and the closure of a European operation resulted in a sales decline of approximately $4.2 million compared with the prior year.

Significantly lower pricing, which negatively impacted quarterly sales by approximately $21.8 million, reflects competitive market conditions as well as contractual arrangements, primarily in North America, that require pass-through of significantly lower raw material costs, primarily for methanol, phenol and urea.

The unfavorable currency exchange rates in Latin America reflect the significant currency devaluation in Brazil in early 1999 that had an unfavorable impact on quarterly sales of approximately $12.8 million compared with the prior year.

Excluding business realignment charges of $6.6 million and plant asset write-offs of $15.0 million, as described in Note 2 to the Condensed financial statements, operating income increased $7.2 million, or approximately 19%, from 1998. The improvement is primarily due to significantly higher sales volume. The impact of significantly lower raw material costs was offset by lower selling prices. Negatively impacting operating income are higher selling, general and administrative expenses and the effect of unfavorable currency exchange rates in Latin America.

Foods
-----

Foods' sales for the three months ended September 30, 1999 decreased $22.2 million or approximately 15% to $122.9 million from $145.1 million in 1998. Sales of Foods Unaligned businesses during 1999 and 1998 accounted for $10.2 million or approximately 46% of the decline. Net sales from ongoing businesses declined $12.0 million resulting primarily from lower pasta volumes due primarily to overall product category declines, market share declines due to exiting certain non-core brands and reductions in customer inventory levels. Lower pasta unit pricing, in conjunction with reduced promotional spending, also contributed to pasta sales decreases.

Foods' operating results improved $34.7 million from a loss of $5.5 million to income of $29.2 million in 1999. Gains on the sale of Foods Unaligned businesses in 1999 improved $14.1 million due to lower than expected exit costs and additional proceeds related to the 1998 KLIM sale. Results of Foods Unaligned business operations improved $2.4 million. Results from Foods' ongoing operations improved $18.2 million or approximately 81% to a loss of $4.3 million in 1999 from a loss of $22.5 million in 1998. Excluding a nonrecurring charge of $23.1 million in 1998 related to the consolidation of the pasta business (which includes a $6.1 million inventory adjustment recorded in cost of goods sold), and a $1.8 million gain on the favorable settlement of litigation in 1999, results of ongoing operations declined $6.7 million. Gross margin declined primarily due to volume declines and lower unit pricing, substantially offset by lower pasta raw material costs and improved manufacturing operations. Additionally, reduced trade spending was more than offset by higher general and administrative expense related to product development, enterprise-wide information technology systems and start-up costs.


Wise
----

Wise net sales increased by $2.5 million or approximately 5% to $58.0 million from $55.5 million in 1998. The increase was primarily attributable to improved sales volume resulting from increased promotional spending in key market areas. Operating income improved $0.8 million to $1.4 million from $0.6 million in 1998. The improvement resulted primarily from higher sales volume and lower raw material costs.

Corporate and other
-------------------

Corporate and other net sales increased $3.6 million or approximately 12% to $32.9 million from $29.3 million in 1998. The increase is primarily due to higher volumes and improved mix in the consumer adhesives business.

Operating income improved by $0.8 million to a loss of $1.7 million from a loss of $2.5 million in 1998. The improvement is primarily due to improved performance in the consumer adhesives business.

CONSOLIDATED AND COMBINED NINE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1998

Consolidated Summary
--------------------

Consolidated net sales decreased $69.6 million or approximately 6% to $1,001.5 million from $1,071.1 million in 1998. The decrease was primarily due to lower Chemical net sales related to lower pricing, unfavorable currency exchange rates and the exit of non-core businesses in 1998, partially offset by improved volumes in the North America Chemical businesses and from two acquisitions in 1999. In addition, the 1998 divestiture of the commercial and industrial wallcoverings business, previously classified as "Business held for sale", contributed to the overall decrease in net sales. Operating income increased $2.9 million or approximately 3% to $104.0 million from $101.1 million in 1998. The improvement is primarily due to improved Chemical volumes and gross margins and timing differences in corporate expenses partly offset by $16.6 million charged related to the closure of Chemical operations in the Philippines, Brazil and Uruguay and $15.0 million charged related to Chemical plant asset write-offs.

Combined Summary
----------------

Combined net sales decreased $215.1 million or approximately 12% to $1,547.2 million from $1,762.3 million in 1998. The decrease in net sales was caused primarily by the divestiture of Foods Unaligned businesses in 1998, reduction in pasta and sauce volumes, and the factors described above for consolidated net sales. Combined operating income decreased $241.1 million to $134.9 million from $376.0 million in 1998. The decrease was primarily due to gains on the sale of Foods Unaligned businesses in 1998 of $321.1 million versus $47.5 million in 1998, a decline in ongoing Foods results due primarily to reduced volumes partly offset by certain non-recurring Foods amounts, and the consolidated operating income results described above.

Chemical
--------

Chemical sales decreased $39.1 million, or approximately 4% to $910.6 million from $949.7 million. The most significant components of the decline are generally lower pricing, unfavorable currency exchange rates in Latin America, and the prior year exit from certain non-core businesses in North America, Europe and Latin America, all partially offset by improved volumes, primarily in the North America forest products resins and UV coatings businesses, and acquisitions in the U.S. and Europe.

Significantly lower pricing, which negatively impacted sales by $61.4 million, reflects competitive market conditions as well as contractual arrangements, primarily in North America, that require pass-through of significantly lower raw material costs, primarily for methanol, phenol and urea.

The unfavorable currency exchange rates in Latin America reflect a significant currency devaluation in Brazil in early 1999 that had an unfavorable impact on 1999 sales of $40.1 million compared to the prior year.

The 1998 sales of a North America paper resins business and a Latin America plastic films business and the closure of a European operation resulted in a sales decline of $28.2 million versus the prior year. The second quarter 1999 acquisition of Spurlock Industries, Inc. and the third quarter 1999 acquisition of Blagden Chemicals, Ltd. contributed 1999 sales of $11.4 million and $14.9 million, respectively.

Overall volume improvement of approximately 9%, excluding the effect of acquisitions and divestitures, had a positive impact on sales of $67.0 million, with most of the improvement coming from the North America forest products resins and UV coatings businesses. The improved volume in North America forest products resins is driven by continued low interest rates and strong housing and construction activity. The improved volume in UV coatings reflects significant demand for optical fiber.

Excluding business realignment charges of $16.6 million, and plant asset write-offs of $15.0 million, as described in Note 2 to the Condensed financial statements, operating income increased $17.3 million, or approximately 15%, from 1998. The improvement is due primarily to the significantly higher volume but also reflects overall gross margin improvement. Negatively impacting operating income are higher selling, general and administrative expenses, and the effect of unfavorable currency exchange rates in Latin America and Canada. The gross margin improvement reflects both significantly lower raw material costs and manufacturing cost improvements. The impact of lower raw material costs, however, is substantially offset by lower selling prices that reflect both contractual arrangements, under which pricing is tied directly to raw material costs, as well as continuing competitive pressures in the market. Manufacturing cost improvements reflect the impact of specific programs to improve manufacturing processes and other manufacturing cost reduction and control programs.


Foods
-----

Foods' sales for the nine months ended September 30, 1999 decreased $141.8 million or approximately 27% to $378.7 million from $520.5 million in 1998. The sale of Foods Unaligned businesses during 1999 and 1998 accounted for $99.0 million or approximately 70% of the decrease. Net sales from ongoing businesses declined $42.8 million. The decline is primarily due to lower pasta volumes due to overall product category declines, market share declines due primarily to exiting certain non-core brands, competitive pressures in the foodservice business and reductions in customer inventory levels. Lower pasta unit pricing, in conjunction with reduced promotional spending, also contributed to pasta sales decreases. Lower sauce volumes were due primarily to customer inventory reductions, slightly offset by product category increases. To a lesser extent, Soups and Bouillon sales were down due primarily to reduced market share caused by competitive market pressures.

Foods' operating results declined $247.5 million to $29.7 million in 1999 from $277.2 million in 1998. Of this decline, $273.6 million was due to higher gains on the sale of Foods Unaligned businesses in 1998. Results of Foods Unaligned business operations improved $4.4 million. Results from Foods' ongoing operations improved $21.7 million to a loss of $20.4 million in 1999 from a loss of $42.1 million in 1998. Excluding a nonrecurring charge of $23.1 million in 1998 related to the consolidation of the pasta business (which includes a $6.1 million inventory adjustment recorded in cost of goods sold), and a $9.3 million gain on the favorable settlements of litigation in 1999, results of ongoing operations declined $10.7 million. Gross margin declined primarily due to volume declines and lower unit pricing, substantially offset by lower raw material costs and improved pasta manufacturing operations. Additionally, reduced trade spending was more than offset by higher general and administrative expense related to product development, enterprise-wide information technology systems and start-up costs.

Wise
----

Wise net sales decreased $3.7 million or approximately 2% to $167.0 million from $170.7 million in 1998. The net sales decrease is primarily the result of the sale of the Caribbean based distributorship in May of 1998. Operating income improved $2.7 million to $1.2 million from a loss of $1.5 million last year.
The improvement was primarily due to the absence of a $1.0 million loss recorded on the sale of the Caribbean based distributorship in 1998 and reduced manufacturing, marketing and administrative expenses compared to the same period last year.

Corporate and other
-------------------

Corporate and other net sales increased $6.3 million or approximately 7% to $90.9 million from $84.6 million in 1998. The improvement was primarily due to higher volumes and improved mix in the consumer adhesives business.

Operating income improved by $15.8 million to $5.3 million from a loss of $10.5 million in 1998, principally due to reduced general and administrative expenses. Lower net expense in 1999 is primarily due to gains on disposal of property in 1999 compared with losses in 1998 ($2.1 million) and improved cost management resulting in lower salary costs ($1.9 million). Other items that contributed to the improvement that are generally non-recurring and related to businesses previously sold include favorable settlements of corporate liabilities ($3.6 million) and lower pension and related costs due to growth in their supporting assets ($3.8 million). Lower expenses were also attributable, in part, to a net $1.9 million reduction in 1999 due to the timing of various corporate and administrative expenses. Performance in the consumer adhesives business also improved.

NON-OPERATING EXPENSES AND INCOME TAXES
---------------------------------------

Following is a comparison of non-operating expenses for the three months ended September 30, 1999 and 1998.

                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                      ---------------------------------
                                                       CONSOLIDATED          COMBINED
                                                      --------------      -------------
(In millions)                                          1999    1998       1999    1998
---------------------------------------------------------------------------------------
Interest expense                                      $15.6   $15.6      $15.3   $15.9
Affiliated interest expense, net                        4.5     5.9        1.6     2.1
Interest income and other                              (6.5)   (6.9)      (5.9)   (7.9)
Equity in net income of unconsolidated subsidiaries    (1.3)   (0.3)      (1.3)   (0.1)
                                                      ------  ------     ------  ------
                                                      $12.3   $14.3      $ 9.7   $10.0
---------------------------------------------------------------------------------------


Consolidated non-operating expense decreased $2.0 million for the three months ended September 30, 1999 compared with the three months ended September 30, 1998. The decrease was partly attributable to increased equity in net income of unconsolidated subsidiaries in 1999. The decrease was also caused, in part, by lower affiliated interest expense resulting from lower average affiliated loan balances in 1999.

Combined non-operating expense decreased by $0.3 million for the three months ended September 30, 1999, compared with the three months ended September 30, 1998. The decrease reflects increased equity in net income of unconsolidated subsidiaries and lower interest expense in 1999 offset, in large part, by lower interest income in 1999. Lower interest expense and interest income resulted from lower average balances for loans outstanding and assets invested in 1999 compared with 1998.

Following is a comparison of non-operating expenses for the nine months ended September 30, 1999 and 1998.

                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                    -----------------------------------
                                                      CONSOLIDATED         COMBINED
                                                    ----------------     --------------
(In millions)                                        1999     1998       1999     1998
---------------------------------------------------------------------------------------
Interest expense                                    $ 46.6   $ 47.8     $ 46.7   $ 48.7
Affiliated interest expense, net                      14.5     16.1        5.1      3.3
Interest income and other                            (24.1)   (22.2)     (23.6)   (24.1)
Equity in net loss of unconsolidated subsidiaries      2.6      1.6        2.6      0.4
                                                    -------  -------    -------  -------
                                                    $ 39.6   $ 43.3     $ 30.8   $ 28.3
----------------------------------------------------------------------------------------


For the nine months ended September 30, 1999, consolidated non-operating expenses decreased $3.7 million compared with the nine months ended September 30, 1998. The decrease was partly attributable to lower interest expense related to lower average loan balances outstanding this year and, in part, to increased interest and other income related to an increase in the unrealized gain on an interest rate swap which is marked to market. The decrease was partly offset by increased equity in net losses of unconsolidated subsidiaries.

For the nine months ended September 30, 1999, combined non-operating expenses increased $2.5 million compared with the nine months ended September 30, 1998. The increase was primarily attributable to increased equity in net losses of unconsolidated subsidiaries.

Following is a comparison of income tax provision related effective tax rates for the three and nine months ended September 30, 1999 and September 30, 1998.

                                   THREE MONTHS ENDED SEPTEMBER 30,
                                   -----------------------------------
                                     CONSOLIDATED          COMBINED
                                   ---------------      --------------
(In millions)                      1999      1998        1999    1998
-----------------------------------------------------------------------
Income tax expense                 $ 5.6    $ 9.3      $20.4   $ 9.3
Effective tax rate                   60%      44%        48%     46%
-----------------------------------------------------------------------


                                     NINE MONTHS ENDED SEPTEMBER 30,
                                   -----------------------------------
                                     CONSOLIDATED          COMBINED
                                   ---------------      --------------
(In millions)                      1999      1998        1999    1998
-----------------------------------------------------------------------
Income tax expense                 $24.7   $25.8        $53.1   $99.7
Effective tax rate                   38%     45%          51%     29%
------------------------------------------------------------------------


The 1999 consolidated effective income tax rate for the three months ended September 30, 1999 reflects minor changes in estimates for foreign jurisdictions as well as amounts identified in the filing of the Company's 1998 tax returns. The 1999 consolidated effective income tax rate for the nine months ended September 30, 1999 reflects the effect of a higher portion of net income derived from foreign operations and the effect of lower tax rates in foreign jurisdictions. The 1999 combined effective tax rate for the nine months ended September 30, 1999, includes the tax effect of the disposal of Borden Foods Corporation Chinese subsidiary, which has substantial differences in its net book value and tax basis. In addition, in 1998, the Unaligned Foods business divestitures led to a lower effective tax rate for the Combined Companies for the nine months ended September 30, 1998 as a portion of the gain was not subject to corporate tax.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

Operating Activities
--------------------

Consolidated cash provided by operating activities totaled $35.2 million for the first nine months of 1999, and $25.0 million for the comparable period in 1998. The most significant components of the $10.2 million improvement include an overall improvement in operating EBITDA, after adjusting for divestitures, of $38.2 million, an increase of $11.4 million due to lower inventories primarily in the Chemical business caused by reduced raw material costs and intentional inventory reduction programs, and improvements due to the timing of trade payments, all partially offset by higher net interest and tax payments of $37.6 million.

The Combined Companies cash provided by operating activities was $19.6 million for the first nine months of 1999, a decrease of $60.0 million compared to the same period in 1998. The change in cash flows is primarily attributable to reduced Foods net trading capital inflows and normal business activities, partially offset by reduced taxes paid in 1999 of approximately $57 million. Higher receivable Foods inflows in 1998 resulted from collections outpacing new receivables as Foods was in the process of divesting its Unaligned businesses. Cash flow from inventories was also higher in 1998 as a result of planned reductions in anticipation of the sale of Foods Unaligned businesses. Reduced 1999 tax payments resulted from higher 1998 income due to gains on business divestitures.

Investing Activities
--------------------

Consolidated investing activities used $150.5 million cash for the nine months ended September 30, 1999 compared to cash generated of $347.6 million in 1998. Investing activities in 1999 include the purchases of Spurlock and Blagden by Chemical using $110.5 million while 1998 divestiture proceeds include $304.8 million from the sale of Decorative Products, $15.5 million from the sale of a Latin American plastic films business, and $15.6 million from the sale of the commercial and industrial wallcoverings business. Investing activity in 1998 also includes $65.3 million relating to net repayments of affiliated borrowings by Foods and Wise, partially offset by the acquisition of a resins and compounds business acquired from Sun Coast Industries, Inc. for $14.4 million.

The Combined Companies investing activity used $159.0 million in 1999 compared to generating cash of $998.2 million in 1998. In addition to the above, the Combined Companies' 1999 divestiture activity reflects $23.6 million of proceeds from the sale of Foods Unaligned businesses compared to $725.1 million in 1998. The 1998 return on investment of $65.3 million in the consolidated investing flows is eliminated in the combined flows as the Foods and Wise operations are included in the Combined Companies.

Financing Activities
--------------------

Consolidated financing activities used $362.2 million cash in 1999 compared to cash generated of $144.8 million in 1998. Cash used in 1999 primarily includes preferred stock dividend payments, the repayment of affiliated borrowings from BWHLLC, an affiliate of the Company's parent, and Foods totaling $172.9 million and a loan of $132.6 million to CCPC Acquisition Corp. to provide temporary financing for two acquisitions as described in Note 5. The 1998 cash inflow primarily represented $426.7 million of affiliated borrowings from Foods in 1998 representing proceeds from the sale of Foods Unaligned businesses, partially offset by the repayment of the $235.3 million revolving line of credit and the payment of preferred dividends.

Combined financing activities used $330.8 million in 1999 compared to $553.0 million used in 1998. The increased use of cash in 1998 was primarily due to repayment of bank debt from proceeds of Foods divestitures and a $272.2 million distribution to an affiliate that is not within the Combined Companies controlled group, but has an ownership interest in the trademarks that were sold with the Foods Unaligned businesses. The 1999 use of cash reflects repayment of the $138.2 million loan from BWHLLC and a temporary loan of $132.6 million provided to CCPC Acquisition Corp.

Subsequent Events
-----------------

Early in the fourth quarter of 1999, the Company loaned an additional $46.4 million to CCPC Acquisition Corp. and made an additional loan to CCPC Holding Company, Inc., a subsidiary of CCPC Acquisition Corp., of $71.5 million to provide additional temporary financing to complete the acquisitions of EKCO Group, Inc. and General Housewares Corporation. To date, $87.4 million of the total loaned amounts have been repaid. The Company anticipates repayment of the remaining amounts when permanent financing arrangements are completed by CCPC Holding Company, Inc. and upon the sale of two business units acquired with EKCO Group, Inc. that are held by CCPC Acquisition Corp. Additionally, early in the fourth quarter the Company made a $50 million equity investment in the form of 16% cumulative junior preferred stock in CCPC Holding Company, Inc.


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

The Year 2000 efforts are divided into three areas that include (1) systems being replaced by new enterprise-wide system implementations; (2) systems that will not be replaced by new enterprise-wide system implementations, including non-information technology systems such as plant process controls; and (3) external suppliers and customers. Implementations of the new enterprise-wide systems and remediation and testing of other systems are complete. Third party and contingency planning efforts are substantially complete. A discussion of each area of activity relative to the three phased approach follows.

Enterprise-Wide Systems
-----------------------

Phases I & II are completed for enterprise-wide systems and Phase III is substantially complete. Comprehensive new enterprise-wide systems have been implemented by each of the Company's and the Combined Companies' businesses to replace the business and accounting systems that were planned to be replaced by enterprise-wide systems. The enterprise-wide system versions are said to be Year 2000 compliant by the vendors and include SAP, PeopleSoft and J.D. Edwards. Testing of these new systems is complete. Due to the relative complexity and importance of the business and accounting systems to ongoing operations of the Company and Combined Companies, the new enterprise-wide system implementations address the significant majority of the Company's and Combined Companies' internal Year 2000 risk.

Other Systems
-------------

For the systems not to be replaced by enterprise-wide implementations, all three phases of the Year 2000 Program are complete.

Suppliers and Customers
-----------------------

The Company and Combined Companies have completed Phase I and Phase II to assess and address the risks related to third party suppliers and customers. Supplier and customer responses continue to be evaluated and appropriate procedures are being performed to determine the extent to which the Company and Combined Companies may be vulnerable to the failure of third parties to resolve their own Year 2000 issues. Initial contingency planning is substantially complete and will continue to be re-evaluated throughout 1999. Although the Company's and Combined Companies' systems do not rely significantly on systems of other companies, the Company and Combined Companies cannot provide assurance that failure of third parties to address the Year 2000 issue will not have an adverse impact on business operations and results.



Costs
-----

Significant investments in enterprise-wide information systems have been made since 1996 that will total approximately $75 million for the Company and $120 million for the Combined Companies by the Year 2000. The cost to make the remaining systems Year 2000 compliant is estimated to be $7 million for the Company and $15 million for the Combined Companies. As of September 30, 1999, The Company and Combined Companies had incurred costs of approximately $70 Million and $115 million, respectively, for enterprise-wide systems. The costs for other systems and efforts was substantially spent.


Risks
-----

Due to the general uncertainty inherent in the Year 2000 problem, including primarily the uncertainty associated with suppliers and customers, the potential effect of the Year 2000 issue on the financial results and condition of the Company and Combined Companies has not been measured. Work performed to date on the internal systems has reduced the risk to the Company and Combined Companies, although complete assurances cannot be provided. Contingency plans have been and will continue to be developed and implemented to mitigate Year 2000 risks and the effect of Year 2000 issues. Because of the difficulty of assessing the Year 2000 readiness of third parties, the Company and Combined Companies consider the potential disruptions caused by such parties to be the most reasonably likely worst case scenarios.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company and Combined Companies continue to enter into various financial instruments, primarily to hedge interest rate risk and foreign currency exchange risk. In the first nine months of 1999, the nature and amounts of these instruments have not significantly changed from the 1998 Borden, Inc. Form 10-K, except for an increase in options and forward currency contracts.

The notional amount of options and forward currency contracts for the Company and Combined Companies increased approximately $194 million from $39.7 million and $55.8 million, respectively, at December 31, 1998. The increase primarily represents the anticipated repayment by and related interim transactions with, an affiliate of Chemical for the acquisition of Blagden Chemicals, Ltd. (see
Note 2 to the Condensed Consolidated and Condensed Combined Financial Statements). The net fair value of the losses related to the contracts outstanding at the period ended September 30, 1999, as determined from quoted market prices at September 30, 1999, was approximately $1.9 million for the Company and the Combined Companies.

PART II

Item 1:  LEGAL PROCEEDINGS

There have been no material developments during the third quarter of 1999 in the ongoing legal proceedings that are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

c.     Reports on Form 8-K

There were no reports on Form 8-K issued during the third quarter of 1999.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             BORDEN, INC.

Date November 15, 1999                       By/s/William H. Carter

                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)

                 BORDEN FOODS HOLDINGS CORPORATION

             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE AND NINE MONTHS ENDED
                     SEPTEMBER 30, 1999 AND 1998














                                   BFH 1

---------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

BORDEN FOODS HOLDINGS CORPORATION
                                                   Three Months Ended      Nine Months Ended
(In thousands except per share and share amounts)      September 30,        September 30,
                                                     1999       1998       1999        1998
---------------------------------------------------------------------------------------------
Net sales                                          $122,850   $145,065   $378,673   $ 520,585
Cost of goods sold                                   57,431     78,419    185,193     303,173
                                                   ---------  ---------  ---------  ----------

Gross margin                                         65,419     66,646    193,480     217,412
                                                   ---------  ---------  ---------  ----------

Distribution expense                                  9,666      9,768     28,520      33,636
Marketing expense                                    43,682     45,495    136,118     155,302
General & administrative expense                     14,323     15,461     42,558      47,620
Gain on divestiture of businesses                   (30,609)   (18,600)   (44,080)   (200,171)
Business realignment                                      -     11,750          -      11,750
                                                   ---------  ---------  ---------  ----------

Operating income                                     28,357      2,772     30,364     169,275
                                                   ---------  ---------  ---------  ----------

Interest expense                                         73        422        401       2,400
Interest income                                      (3,791)    (4,513)   (10,793)    (15,341)
Other income, net                                        (9)      (650)      (332)     (1,256)
                                                   ---------  ---------  ---------  ----------

Income before income tax                             32,084      7,513     41,088     183,472
Income tax expense                                   12,825      4,851     26,545      52,801
                                                   ---------  ---------  ---------  ----------

Net income                                           19,259      2,662     14,543     130,671

Affiliate's share of income                            (562)      (958)      (827)   (131,027)
                                                   ---------  ---------  ---------  ----------

Net income (loss) applicable to common stock       $ 18,697   $  1,704   $ 13,716   $    (356)
                                                   =========  =========  =========  ==========

Comprehensive income (Note 5)                      $ 19,370   $  3,448   $ 12,939   $ 158,780
                                                   =========  =========  =========  ==========


Basic and diluted income (loss) per common share   $186,970   $ 17,040   $137,160   $  (3,560)

Average number of common shares
  outstanding during the period                         100        100        100         100

---------------------------------------------------------------------------------------------

See accompanying Notes to the Condensed Consolidated Financial Statements.

                                          BFH 2


CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

BORDEN FOODS HOLDINGS CORPORATION

(In thousands)
                                                        September 30,    December 31,
ASSETS                                                      1999             1998
----------------------------------------------------------------------------------------
  CURRENT ASSETS
    Cash and equivalents                               $      272,606   $     300,104
    Accounts receivable (less allowance for doubtful
      accounts of $1,820 and $1,391, respectively)             49,336          47,339
    Other receivables                                           2,766          12,513
    Inventories:
      Finished and in-process goods                            45,889          42,933
      Raw materials and supplies                               19,251          26,853
    Deferred income taxes                                      13,944          24,181
    Amounts due from affiliates                                 4,229           2,130
    Other current assets                                       11,406          11,076
                                                       ---------------  --------------
                                                              419,427         467,129

  OTHER ASSETS                                                 11,125           9,138

  PROPERTY AND EQUIPMENT
    Land                                                        9,436          10,879
    Buildings                                                  39,638          44,094
    Machinery and equipment                                   169,972         147,720
                                                       ---------------  --------------
                                                              219,046         202,693
    Less accumulated depreciation                             (60,912)        (59,535)
                                                       ---------------  --------------
                                                              158,134         143,158

  INTANGIBLES
    Goodwill                                                   11,085          15,658
    Trademarks and other intangibles                          108,656         110,987
                                                       ---------------  --------------
                                                              119,741         126,645
                                                       ---------------  --------------

  TOTAL ASSETS                                         $      708,427   $     746,070
                                                       ===============  ==============
----------------------------------------------------------------------------------------

See accompanying Notes to the Condensed Consolidated Financial Statements.

                                       BFH 3


CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

BORDEN FOODS HOLDINGS CORPORATION

(In thousands except per share and share amounts)
                                                  September 30,    December 31,
LIABILITIES AND SHAREHOLDER'S EQUITY                  1999             1998
--------------------------------------------------------------------------------
  CURRENT LIABILITIES
    Accounts and drafts payable                  $       41,545   $      55,847
    Accrued customer allowances                          15,634          19,600
    Amounts due to affiliates                             1,580           2,948
    Debt payable within one year                            767           6,824
    Loans payable to affiliate                            2,884               -
    Income tax payable                                   27,892           5,418
    Other current liabilities                            60,683         116,349
                                                 ---------------  --------------
                                                        150,985         206,986

  OTHER LIABILITIES
    Long-term debt                                        2,714           2,602
    Deferred income taxes                                29,644          38,823
    Other long-term liabilities                          22,274          22,899
                                                 ---------------  --------------
                                                         54,632          64,324

    Commitments and Contingencies (Note 8)

  SHAREHOLDER'S EQUITY
    Common stock - $0.01 par value; 100 shares
      authorized, issued, and outstanding                     -               -
    Paid in capital                                     405,817         390,988
    Shareholder's investment in affiliates               61,651          60,824
    Accumulated translation adjustment                   (9,428)         (8,106)
    Retained earnings                                    44,770          31,054
                                                 ---------------  --------------
                                                        502,810         474,760
                                                 ---------------  --------------

  TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY     $      708,427   $     746,070
                                                 ===============  ==============
--------------------------------------------------------------------------------

See accompanying Notes to the Condensed Consolidated Financial Statements.

                                   BFH 4


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

BORDEN FOODS HOLDINGS CORPORATION
                                                         Nine Months Ended
(In thousands)                                             September 30,
                                                        1999        1998
---------------------------------------------------------------------------
  CASH FLOWS USED IN OPERATING ACTIVITIES
    Net income                                        $ 14,543   $ 130,671
    Adjustments to reconcile net income
    to net cash used in operating activities:
       Depreciation and amortization                    14,913      13,061
       Deferred tax provision                           15,886      10,045
       Gain on divestiture of businesses               (44,080)   (200,171)
    Net change in assets and liabilities:
       Accounts receivable                              (1,997)     49,723
       Other receivables                                  (202)     14,868
       Inventories                                      (1,096)     20,049
       Accounts and drafts payable                     (14,302)    (19,297)
       Accrued customer allowances                      (3,966)     (3,652)
       Income taxes                                     24,535     (19,987)
       Other amounts due to/from affiliates             (3,467)       (894)
       Other current assets and liabilities            (11,444)    (62,185)
       Other assets and liabilities                     (6,744)        390
                                                      ---------  ----------
                                                       (17,421)    (67,379)
                                                      ---------  ----------

  CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES
    Capital expenditures                               (34,941)    (20,722)
    Proceeds from the sale of fixed assets               4,466      15,852
    Proceeds from the sale of businesses                23,571     725,226
                                                      ---------  ----------
                                                        (6,904)    720,356
                                                      ---------  ----------

  CASH FLOWS USED IN FINANCING ACTIVITIES
    Net short-term debt payments                        (6,057)    (16,299)
    Repayment of loans payable to affiliates                 -     (27,914)
    Repayment of long-term debt payable to affiliate         -     (47,616)
    Repayment of other long-term debt                        -        (812)
    Proceeds from loans payable to affiliate             2,884           -
    Distribution to affiliate                                -    (272,205)
                                                      ---------  ----------
                                                        (3,173)   (364,846)
                                                      ---------  ----------

  (DECREASE) INCREASE IN CASH AND EQUIVALENTS          (27,498)    288,131

  CASH AND EQUIVALENTS AT BEGINNING
    OF PERIOD                                          300,104      28,736
                                                      ---------  ----------

  CASH AND EQUIVALENTS AT END
    OF PERIOD                                         $272,606   $ 316,867
                                                      =========  ==========
---------------------------------------------------------------------------

See accompanying Notes to the Condensed Consolidated Financial Statements.

                                      BFH 5


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (CONTINUED)
--------------------------------------------------------------------------
BORDEN FOODS HOLDINGS CORPORATION
                                                       Nine Months Ended
(In thousands)                                           September 30,
                                                       1999        1998
                                                     ---------  ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid:
    Interest                                         $    424   $   2,590
    Taxes, net of refunds                             (14,952)     62,743


  Non-cash activity:
    Shareholder's investment in affiliates (Note 4)  $   (827)  $(131,027)
    Affiliate's share of income (Note 4)                  827     131,027
--------------------------------------------------------------------------

See accompanying Notes to the Condensed Consolidated Financial Statements.

                                      BFH 6


CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (UNAUDITED)

BORDEN FOODS HOLDINGS CORPORATION

(In thousands)
------------------------------------------------------------------------------------------------------------
                                                         Shareholder's    Accumulated
                                               Paid in     Investment     Translation    Retained
                                               Capital    in Affiliate    Adjustments    Earnings     Total
------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                   $390,988     $60,824        $(8,106)      $31,054   $474,760
------------------------------------------------------------------------------------------------------------
Net income                                                                                14,543     14,543

Foreign currency translation adjustments                                    (1,322)                  (1,322)

Affiliate's share of income                                     827                         (827)         -

Increase in tax basis related to finalization
  of purchase price allocation                   14,829                                              14,829


------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999                  $405,817    $ 61,651        $(9,428)      $44,770   $502,810
------------------------------------------------------------------------------------------------------------

See accompanying Notes to the Condensed Consolidated Financial Statements.

                                                  BFH 7

BORDEN FOODS HOLDINGS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)


1.  NATURE OF OPERATIONS

Borden Foods Holdings Corporation ("Foods Holdings"), a wholly owned subsidiary of Borden Foods Holdings, LLC ("LLC"), owns approximately 98% of Borden Foods Corporation ("BFC"). The remaining interest in BFC is owned directly by LLC. BFC is a manufacturer and distributor of a variety of food products worldwide, including pasta, pasta sauce, soups and bouillon. At September 30, 1999, BFC's operations included 8 production facilities, 4 of which are located in the United States. The remaining facilities are located in Canada and Europe.


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

On September 17, 1998, BFC announced the closing of the Tolleson, Arizona pasta plant due to the consolidation of production into other pasta facilities and recorded pre-tax charges of $16,300, which included a $6,118 fair market value adjustment of inventory purchase commitments (recorded in cost of goods sold).

As of September 30, 1999 and December 31, 1998, reserves related to the restructuring of aligned businesses of $0 and $7,570, respectively, remained in other current liabilities.

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

On July 14, 1999, BFC sold the chocolate milk business located in Denmark. The sale generated proceeds of $6,692 and a pre-tax gain of $1,667. Also during the third quarter of 1999, BFC reduced current liabilities by $29,767 for the resolution of divestiture related severance and lower than expected exit costs.

In 1998, BFC and Investment LP sold the Signature Flavor business to Eagle Family Foods, Inc. for $376,500 and the KLIM business to Nestle, S.A for $339,882. As a result of these divestitures, BFC recorded a pre-tax gain of $200,854, net of charges for work-force reductions, closure of facilities, selling and legal fees, contract terminations, transition services and other miscellaneous costs. In addition, BFC sold its Puerto Rican distributor during the second quarter of 1998. The sale generated proceeds of $8,844 and a pre-tax loss of $683.

Activities related to the divestiture reserves during the three and nine months ended September 30, 1999, which were recorded in other current liabilities, were as follows:

------------------------------------------------------------------------------------
                                                Business &       Selling,
                                 Work-Force     Contractual      Legal &
                                Reductions(1)   Obligations(2)   Other(3)     TOTAL
                                --------------  ---------------  ---------  ---------
Balance at December 31, 1998    $       7,110   $       35,071   $ 19,711   $ 61,892

Utilized                               (1,436)          (3,943)    (5,196)   (10,575)
Other(4)                               (1,343)            (224)    (3,557)    (5,124)
                                --------------  ---------------  ---------  ---------

Balance at June 30, 1999        $       4,331   $       30,904   $ 10,958   $ 46,193

Utilized                               (2,014)             (91)       (34)    (2,139)
Other(4)                                   10          (22,062)    (7,715)   (29,767)
                                --------------  ---------------  ---------  ---------

Balance at September 30, 1999   $       2,327   $        8,751   $  3,209   $ 14,287
                                ==============  ===============  =========  =========

-------------------------------------------------------------------------------------
(1)  Includes severance and other employee related benefits.
(2)  Includes charges related to the termination of leases, distributor arrangements, and other contractual agreements.
(3)  Includes selling and legal fees, facility closings, and other miscellaneous costs.
(4)  Changes in estimates.

                                      BFH 9

4.  AFFILIATE'S SHARE OF INCOME

In accordance with BFC Investment LP's limited partnership agreement with BFC and LLC, LLC was allocated an affiliate's share of income (see accompanying condensed consolidated statements of operations) of $827 and $131,027 during the first nine months of 1999 and 1998, respectively. The 1998 allocation was primarily due to a gain on divestiture of the Signature Flavor business. In the second quarter of 1998, $272,205 was distributed to the LLC.

5.  COMPREHENSIVE INCOME

Comprehensive income was computed as follows:

                                                 Three months ended          Nine months ended
                                                    September 30,              September 30,
                                                  1999        1998           1999         1998
----------------------------------------------------------------------------------------------------
Net income                                 $   19,259   $   2,662         $   14,543     $  130,671
Foreign currency translation adjustments          393         786             (1,322)        (6,805)
Reclassification adjustment                      (282)          -               (282)        34,914
                                           -----------  ----------          -----------  -----------
                                           $   19,370   $   3,448         $   12,939     $  158,780
                                           ===========  =========            ==========  ===========
----------------------------------------------------------------------------------------------------

The reclassification adjustments in 1999 and 1998 represent the accumulated translation adjustment recognized on the sale of the chocolate milk business located in Denmark and the KLIM business, respectively.

6.  RELATED PARTIES

Borden and a subsidiary of Borden provide certain administrative services to BFC at negotiated fees. These services include processing of payroll, active and retiree group insurance claims, securing insurance coverage for catastrophic claims, and information systems support. BFC also reimburses the Borden subsidiary for payments for general disbursements and post-employment benefit claims. The amount owed by BFC for reimbursement of payments, services, and other liabilities was $1,567 as of September 30, 1999 and $2,935 as of December 31, 1998.

Eligible U.S. employees are provided employee pension benefits under the Borden domestic pension plan to which BFC contributes, and can participate in the Borden retirement savings plan. BFC has recognized expenses associated with these benefits, certain of which are determined by Borden's actuary. The liabilities for these obligations are included in BFC's financial statements.

                                  BFH 10

The following summarizes the affiliate charges for the three and nine months ended September 30, 1999 and 1998:

                                   Three months ended       Nine months ended
                                        September 30,         September 30,
                                  1999            1998        1999       1998
--------------------------------------------------------------------------------
Employee benefits            $     739     $    1,780      $  2,102    $ 4,018
Group and general insurance      1,133          1,340         3,224      3,987
Administrative services          3,259          5,640        10,666     12,625
                             ----------    ----------     ---------    --------
                             $   5,131     $    8,760      $ 15,992    $20,630
                             ===========   ==========     =========    =========

--------------------------------------------------------------------------------


BFC performs certain administrative services on behalf of other Borden affiliates. These services include sales administration, promotion, purchasing and research and development. BFC charged affiliates $128 and $228 for such services for the three months ended September 30, 1999 and 1998, respectively, and $533 and $810 for the nine months ended September 30, 1999 and 1998, respectively. The receivable for these services was $1,110 at September 30, 1999 and $505 at December 31, 1998.

BFC invests cash not used in operations with Borden. BFC's investment balance was $243,350 at September 30, 1999 and $277,591 at December 31, 1998. The funds are invested overnight earning a rate set by Borden that generally approximates money market rates. BFC earned interest income of $3,421 and $4,187 on these funds for the three months ended September 30, 1999 and 1998, respectively, and $10,080 and $14,603 for the nine months ended September 30, 1999 and 1998, respectively. Amounts receivable for interest were $1,351 and $1,625 as of September 30, 1999 and December 31, 1998, respectively.

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

Under the Unit Incentive Plan, BFC issued four UAR's with an exercise price of $8 per unit for each Class C unit purchased and 590,500 UAR's to non-unitholders. The UAR entitles the holder to receive an amount in cash equal to the excess of the market price (as defined in the UAR agreement) of the unit over the exercise price of the UAR. The UAR's vest ratably over five years and expire upon certain events, including termination of the unitholders'
employment, but in no case to exceed ten years.   Compensation expense is
accrued in other current liabilities and shall be adjusted in subsequent periods up to the measurement date for changes, increase or decreases, in the market price of the UAR's.

                                  BFH 11

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

The Year 2000 efforts are divided into three categories: (I) ERP - business systems replaced by new enterprise-wide system implementation, (II) Non-ERP - business systems that were not replaced by the new enterprise-wide system implementation, including non-information technology systems such as plant process controls, and (III) Third Parties - external suppliers and customers.

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

Non-ERP - BFC substantially completed system remediation and system testing
activities as of September 30, 1999.   Contingency plans are in place for those
systems for which remediation and testing is planned, but work was not yet completed.

Third Parties - The Year 2000 Program included procedures to assess the risks related to suppliers and customers. As a result of initial inquiries, supplier and customer responses have been received. These responses were evaluated and appropriate procedures were performed to determine the extent to which BFC may be vulnerable to such parties' failure to resolve their own Year 2000 issues. Efforts related to suppliers and customers, including development of contingency plans where appropriate, were substantially completed as of September 30, 1999. Third Party work included validation of supplier Year 2000 programs through site visits to mission critical suppliers, extensive phone interviews to critical suppliers, and documented questionnaire responses from suppliers rated as important and marginal. Although BFC's systems do not rely significantly on


                                BFH 12
systems of other companies, BFC cannot provide assurance that failure of third parties to address the Year 2000 issue will not have an adverse impact on business operations and results.

Business Contingency Planning is in process to minimize exposure (spread and duration) from internal and external events and to mitigate the financial impact of Year 2000 events. Examples of these plans are the pre-building of key inputs and critical finished goods inventory, plant shut downs over the millennium with staggered startups, and the establishment of a war room as a communications focal point. Testing of the plans are substantially completed as of September 30, 1999.

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

                                BFH 13

                     WISE HOLDINGS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED FINANCIAL
                 STATEMENTS FOR THE THREE AND NINE MONTHS ENDED
                          SEPTEMBER 30, 1999 AND 1998















                                  WH 1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
WISE HOLDINGS, INC. AND SUBSIDIARIES
                                                             THREE MONTHS ENDED
                                                                SEPTEMBER 30,
(Dollars in thousands)                                         1999        1998
----------------------------------------------------------------------------------
Net sales                                                 $   58,062    $  55,478
Cost of goods sold                                            35,152       34,382
                                                           -----------    --------

Gross margin                                                  22,910       21,096

Distribution expense                                           7,397        7,053
Marketing expense                                              9,270        9,111
General & administrative expense                               4,772        4,128
                                                           -----------    --------

Operating income                                               1,471          804

Interest expense                                                 236          129
Other expense                                                     18           55
                                                           -----------    --------

Income before income taxes                                     1,217          620

Income tax expense                                               489          247
                                                           -----------    --------

Net income                                                  $    728      $   373
                                                          ============    ========

Per Share Data
--------------
Basic and diluted income per common share                   $  10.40      $  5.33
Average number of common shares outstanding
       during the period                                          70           70
----------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements


                                   WH 2


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
WISE HOLDINGS, INC. AND SUBSIDIARIES
                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
(Dollars in thousands)                                    1999           1998
----------------------------------------------------------------------------------
Net sales                                               $  167,034     $  170,630
Cost of goods sold                                         103,139        106,814
                                                        ----------       ---------

Gross margin                                                63,895         63,816

Distribution expense                                        21,422         21,192
Marketing expense                                           26,067         27,744
General & administrative expense                            14,635         15,009
                                                        ----------       ---------

Operating income (loss)                                     1,771           (129)

Interest expense                                               521            361
Other expense                                                  193             72
                                                       -----------       ---------

Income (loss) before income taxes                            1,057           (562)

Income tax expense (benefit)                                   465           (213)
                                                         ----------      ---------

Net income (loss)                                          $   592       $   (349)
                                                         ==========      =========

Per Share Data
--------------
Basic and diluted income (loss) per common share           $  8.46       $  (4.99)
Average number of common shares outstanding
       during the period                                        70             70
----------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements

                                    WH 3


CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
WISE HOLDINGS, INC. AND SUBSIDIARIES

(Dollars in thousands)
                                                    SEPTEMBER 30,    DECEMBER 31,
ASSETS                                                  1999             1998
----------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and equivalents                                  $   2,930       $   2,610
  Accounts receivable (less allowance for doubtful
    accounts of $2,220 and $2,427, respectively)           22,672          22,181
  Affiliated receivables                                      159              15
  Inventories:
    Finished goods                                          4,068           4,045
    Raw materials and supplies                              3,648           3,886
  Deferred income taxes, net                                2,583           2,651
  Prepaid and other current assets                          3,826           3,660
                                                    ---------------  --------------
                                                           39,886          39,048
                                                    ---------------  --------------

PROPERTY AND EQUIPMENT
  Land                                                      1,412           1,412
  Buildings and improvements                                5,335           5,352
  Machinery and equipment                                  50,679          45,120
                                                   ---------------  --------------
                                                           57,426          51,884
  Less accumulated depreciation                           (23,576)        (19,769)
                                                   ---------------  --------------
                                                           33,850          32,115
                                                   ---------------  --------------

INTANGIBLES AND OTHER ASSETS
  Trademarks (net of accumulated
  amortization of $2,240 and $1,880, respectively)         16,571          16,931
  Other assets                                                804             808
                                                   ---------------  --------------
                                                           17,375          17,739
                                                   ---------------  --------------


TOTAL ASSETS                                       $       91,111   $      88,902
                                                   ===============  ==============
----------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements


                                WH 4


CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
WISE HOLDINGS, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share amounts)
                                                       SEPTEMBER 30,   DECEMBER 31,
LIABILITIES AND SHAREHOLDER'S EQUITY                        1999          1998
----------------------------------------------------------------------------------
CURRENT LIABILITIES
  Debt payable within one year                      $          183  $         168
  Accounts and drafts payable                               12,972         16,060
  Affiliated payables                                          302            463
  Accrued liabilities                                       14,260         14,954
                                                     --------------  -------------
                                                            27,717         31,645
                                                     --------------  -------------
OTHER LIABILITIES
  Long-term debt payable to Borden, Inc.                     9,450          5,000
  Deferred income taxes, net                                 1,799          2,198
  Non-pension post-employment
    benefit obligations                                      9,691          9,513
  Affiliated employee benefit obligation                     2,757          2,165
  Other long-term liabilities                                  299            455
  Minority interest                                          1,098            218
                                                     --------------  -------------
                                                            25,094         19,549
                                                     --------------  -------------
Commitments and Contingencies (Note 6)

SHAREHOLDER'S EQUITY
  Common stock - $0.01 par value
  70 shares authorized,
  issued and outstanding                                       -              -
  Preferred stock - $0.01 par value
  30 shares authorized,
  none issued and outstanding                                  -              -
  Paid in capital                                           34,980         34,980
  Retained earnings                                          3,320          2,728
                                                     --------------  -------------
                                                            38,300         37,708
                                                     --------------  -------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY           $      91,111  $      88,902
                                                     ==============  =============
----------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements


                                 WH 5


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
WISE HOLDINGS, INC. AND SUBSIDIARIES
                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30,
(Dollars in thousands)                                      1999          1998
----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                           $     592    $  (349)
  Adjustments to reconcile net income (loss) to
  net cash from operating activities:
    Minority interest's share in income                            12         (6)
    Depreciation                                                4,573      4,162
    Amortization                                                  360        354
    Other non-cash                                                164         82
  Net change in assets and liabilities:
    Accounts receivable                                          (284)     1,596
    Affiliated receivables                                       (144)       985
    Inventories                                                   215        643
    Prepaid and other current assets                             (166)      (850)
    Other assets                                                    4      1,158
    Accounts and drafts payable                                (3,088)     2,239
    Affiliated payables                                          (161)       104
    Accrued liabilities                                          (160)    (3,638)
    Post-employment benefits other than pensions                  178       (192)
    Affiliated employee benefit obligation                        592         76
    Other long-term liabilities                                  (487)      (820)
                                                       ---------------   --------
                                                                2,200      5,544
                                                       ---------------   --------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Capital expenditures                                         (7,272)    (6,388)
  Divestiture of business                                           -      2,107
  Proceeds from sales of equipment                                 59         83
                                                       ---------------   --------
                                                               (7,213)    (4,198)
                                                       ---------------   --------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Short-term borrowings                                           331        267
  Repayment of short-term borrowings                             (316)      (270)
  Borrowings under affiliated long-term loan agreement          4,450         -
  Management contributions                                        868         -
                                                       ---------------   --------
                                                                5,333         (3)
                                                       ---------------   --------

  Increase in cash and equivalents                                320      1,343
  Cash and equivalents at beginning of period                   2,610      3,604
                                                       ---------------   --------
  Cash and equivalents at end of period                $        2,930    $ 4,947
                                                       ===============   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for interest                               $          604    $   388
  Cash paid for taxes                                  $          269    $   152
----------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements

                                   WH 6

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

Effective July 2, 1996, in a taxable transaction (the "Incorporation"), Borden sold its salty snacks business ("Wise operations") to Wise Holdings, Inc. ("Wise"), a KKR affiliate, for $45 million. The purchase price was based on an independent valuation of the business. There was no change in the financial reporting basis of the assets and liabilities as of July 2, 1996 from that described below under "Basis of Presentation" because Borden's principal stockholders continue to exercise significant financial control over Wise. Wise fully and unconditionally guarantees obligations under Borden's credit facility and all of Borden's publicly held debt on a pari passu basis. In connection with this guarantee, Wise receives an annual fee of $210.

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

The condensed consolidated financial statements of Wise collectively include the financial position of Wise Holdings, Inc. and subsidiaries as of September 30, 1999 and December 31, 1998. These financial statements also include the statements of operations of Wise for the three and nine months ended September 30, 1999 and 1998 and cash flows of Wise for the nine months ended September 30, 1999 and 1998. These unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results for the interim periods presented.

Reclassifications
-----------------
Certain prior year amounts have been reclassified to conform with the 1999 presentation.

Per Share Information
---------------------
Basic and diluted loss per common share at September 30, 1999 and 1998 is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period ended September 30, 1999 and 1998, respectively. On April 24, 1998 the number of shares authorized and outstanding were reduced for administrative and tax purposes. The Per Share information for September 30, 1999 and 1998 is computed based on the adjusted shares outstanding. Options issued by subsidiaries that enable the holder to obtain stock of the subsidiary were not assumed exercised because they were antidilutive for both 1999 and 1998. Wise has no other potentially dilutive securities.

                                    WH 7

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

Recently Issued Accounting Statements
-------------------------------------
In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Wise implemented this pronouncement as of January 1, 1999. Wise estimates that internal costs approximating $384 will be eligible for capitalization in 1999 which would have been expensed as incurred.

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


4.   ACCRUED LIABILITIES

Accrued liabilities were as follows:

                                       September 30,           December 31,
                                           1999                    1998
                                       -------------           ------------
Compensation                              $ 1,433                $ 2,557
General insurance                           5,466                  5,292
Advertising and promotion                   4,059                  3,772
Other                                       3,302                  3,333
                                       -------------           ------------
Total                                     $14,260                $14,954
                                       =============           ============


5.   AFFILIATED LONG-TERM DEBT

In conjunction with the Incorporation, Wise entered into a long-term loan agreement (the "Loan Agreement") to borrow funds from Borden.

Revolving Loan
--------------
The Loan Agreement provides for a revolving loan facility of up to $5 million maturing in December 1999, at a variable interest rate equal to Borden's cost of funds for 30 day LIBOR borrowings plus 0.25%. A commitment fee based on a variable rate tied to Borden's leverage is charged on the unused portion of the revolving loan facility. Wise had no borrowings under the revolving agreement at September 30, 1999 and December 31, 1998.

Long-Term Loan
--------------
The Loan Agreement also provides for a $10 million term loan with a fixed interest rate of 11% maturing in November 2000, payable in full at the maturity date. At September 30, 1999 and December 31, 1998, $9.5 million and $5.0 million, respectively, remained outstanding under this loan agreement.

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

                                      WH 8

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

7.   RELATED PARTIES

Wise is engaged in various transactions with Borden and its affiliated companies in the ordinary course of business. A subsidiary of Borden provides certain administrative services to Wise at negotiated fees. These services include: processing of payroll and active and retiree group insurance claims. Wise reimburses the Borden subsidiary for payments for general disbursements, and general and group insurance and retirement benefit claims. The amount owed by Wise for these services is included in affiliated payables and was $302 and $463 at September 30, 1999 and December 31, 1998, respectively.

The liabilities for these obligations are included in Wise's financial statements. The following table summarizes the charges to Wise for these costs.

                                                 Three months ended     Nine months ended
                                                 1999          1998          1999   1998
                                               --------      --------     -------- -------
Employee benefits                               $  431        $  484        $1,292  $1,433
Group and general insurance                      1,177         1,228         3,306   3,012
Information services                                89            54           324     156
Corporate staff departments and overhead           246           269           796   1,178
                                                -------      --------     -------- -------
                                                $1,943        $2,035        $5,718  $5,779
==========================================================================================

Wise also invests excess cash with Borden in one-day investments that totaled $1,500 and $1,700 at September 30, 1999 and December 31, 1998, respectively, which is included as a component of cash.



                                        WH 9