Form 10-K
period 1999-12-31
BORDEN INC
filed 2000-03-17
CIK 13239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

  For the fiscal year ended:December 31, 1999   Commission file number:    1-71
                            -----------------                             ------

                                  BORDEN, INC.


    New Jersey                               13-0511250
------------------                           ----------
(State of incorporation)           (I.R.S. Employer Identification No.)

180 East Broad St., Columbus, OH  43215               614-225-4000
----------------------------------------     ------------------------------
(Address of principal executive offices)      (Registrant's telephone number)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class                   Name of each exchange on which registered
-------------------                   ----------------------------------------
 8 3/8% Sinking Fund Debentures                   New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes    X      No____
                                              ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in any amendment to this Form 10-K. [x].

Aggregate market value in thousands of the voting stock held by nonaffiliates of the Registrant based upon the average bid and asked prices of such stock on March 17, 2000: $0.

Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on March 17, 2000: 198,974,994

                       DOCUMENTS INCORPORATED BY REFERENCE

     Document                                               Incorporated
     --------                                               ------------
       none                                                      none
--------------------------------------------------------------------------------
The Exhibit Index is Located herein at sequential pages 87 through 89.

BORDEN, INC.



INTRODUCTION
------------

The following filing with the Securities and Exchange Commission ("SEC") by Borden, Inc. ("the Company") presents four separate financial statements:
Borden, Inc. Consolidated Financial Statements, Borden, Inc. and Affiliates Combined Financial Statements, the Financial Statements of Wise Holdings, Inc. ("Wise Holdings") and the Financial Statements of Borden Foods Holdings Corporation ("Foods Holdings"). The consolidated statements present the Company after the effect of the sale of (i) the Company's former salty snacks business ("Wise") to Wise Holdings and its subsidiaries and (ii) the Company's former domestic and international foods business ("Foods") to Foods Holdings and its subsidiaries, as explained in Notes 1 and 4 to the consolidated and combined financial statements. The Company, Wise Holdings and Foods Holdings are controlled by BW Holdings, LLC ("BWHLLC"). The consolidated financial statements are those of the Company, which is the SEC Registrant.

The Borden, Inc. and Affiliates ("the Combined Companies") combined financial statements are included herein to present the Company on a combined historical basis, including the financial position, results of operations and cash flows of Wise and Foods. The Combined Companies' financial statements are included, supplementally, to present financial information on a basis consistent with that on which credit was originally extended to the Company (prior to push down accounting) and because management of the Company will continue to control significant financial and managerial decisions with respect to Wise Holdings and Foods Holdings. Also, in accordance with rule 3-10 of Regulation S-X, the financial statements of Wise Holdings and Foods Holdings are included in Part IV of this Registration Statement on Form 10-K because Wise Holdings and Foods Holdings are guarantors of the Company's credit facility and all of the Company's outstanding publicly held debt. The financial statements for Wise Holdings and Foods Holdings are prepared on a purchase accounting basis.

                                  BORDEN, INC.

                                      INDEX







PART I
Item 1 - Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
Item 2 - Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
Item 3 - Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
Item 4 - Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . .  10

PART II
Item 5 - Market for the Registrant's Common Stock and Related Stockholder Matters . . . . . . . . . .  10
Item 6 - Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
Item 7 - Management's Discussion and Analysis of Financial Condition
                         and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . .  12
Item 7A - Quantitative and Qualitative Disclosures about Market Risk. . . . . . . . . . . . . . . . .  25
Item 8 - Financial Statements and Supplementary Data. . . . . . . . . . . . . . . . . . . . . . . . .  26

         BORDEN, INC. ("BORDEN") CONSOLIDATED AND  BORDEN, INC. AND AFFILIATES
         COMBINED FINANCIAL STATEMENTS
         Consolidated Statements of Operations,
                 years ended December 31, 1999, 1998 and 1997 . . . . . . . . . . . . . . . . . . . .  26
         Consolidated Balance Sheets, December 31, 1999 and 1998. . . . . . . . . . . . . . . . . . .  28
         Consolidated Statements of Cash Flows, years ended December 31, 1999, 1998 and 1997. . . . .  30
         Consolidated Statement of Shareholders' Equity, years ended December 31, 1999, 1998 and 1997  32
         Combined Statements of Operations,
                 years ended December 31, 1999, 1998 and 1997 . . . . . . . . . . . . . . . . . . . .  34
         Combined Balance Sheets, December 31, 1999 and 1998. . . . . . . . . . . . . . . . . . . . .  35
         Combined Statements of Cash Flows, years ended December 31, 1999, 1998 and 1997. . . . . . .  37
         Combined Statement of Shareholders' Equity, years ended December 31, 1999, 1998 and 1997 . .  39
         Notes to Consolidated and Combined Financial Statements. . . . . . . . . . . . . . . . . . .  41
         Independent Auditors' Reports. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  67
Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . .  69

PART III
Item 10 - Directors and Executive Officers of the Registrant. . . . . . . . . . . . . . . . . . . . .  69
Item 11 - Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  72
Item 12 - Security Ownership of Certain Beneficial Owners and Management. . . . . . . . . . . . . . .  78
Item 13 - Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . . . . . . . .  79

PART IV
Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K . . . . . . . . . . . . . .  80

                                     PART I

ITEM 1.   BUSINESS
-------   --------

The Company was incorporated on April 24, 1899. The Company is engaged primarily in manufacturing, processing, purchasing and distributing specialty chemicals and consumer adhesives. The Combined Companies primarily includes the specialty chemicals, consumer adhesives, Wise and Foods businesses. Corporate departments provide certain governance functions for all business units. The Company's executive and administrative offices are located in Columbus, Ohio. Production facilities are located throughout the United States and in many foreign countries.

As a result of a merger completed on March 14, 1995, the Company is controlled by affiliates of Kohlberg Kravis Roberts & Co. ("KKR").

In 1996, the Company sold its Wise business to Wise Holdings and sold its Foods business to Foods Holdings. Management of the Company continues to exercise significant financial and managerial control with respect to Wise Holdings and Foods Holdings. In addition, Wise Holdings and Foods Holdings have guaranteed the Company's obligations under its credit facility and its outstanding publicly held debt securities.

In 1995, the Company began the process of redesigning its operating structure. As a result, management decided to divest certain businesses that did not fit into the Company's long-term strategic plan. The business included in the classification "business held for sale" for the segment data is the commercial and industrial wallcoverings business sold in 1998 (see Note 4 to the consolidated and combined financial statements).

On September 4, 1997, the Company sold its Borden/Meadow Gold Dairies business ("Dairy"). On March 13, 1998, the Company sold its Decorative Products business. Both businesses are included in discontinued operations for all periods presented.

PRODUCTS
The Company's Chemical business ("Chemical") includes formaldehyde, melamine, resins, coatings and other specialty and industrial chemicals. The Company's consumer adhesives and infrastructure management services businesses are included in the "Corporate and Other" heading for business segment information and Management's Discussion and Analysis (Item 7).

The Combined Companies includes the Company and its subsidiaries, together with the Foods and Wise businesses. In 1996, Foods management announced its strategy to focus on grain-based meal solutions and, therefore, its intent to divest all businesses not aligned with this strategy (the "Unaligned" businesses). The ongoing Foods business includes pasta and sauces, bouillon and dehydrated soups. Foods' principal Unaligned businesses included processed cheese, candy coated popcorn, non-dairy creamer, sweetened condensed milk, reconstituted lemon and lime juices, and milk powder. Certain of these principal Unaligned businesses were sold in December 1997, with the significant remaining businesses sold in early 1998 and all Unaligned business sales completed in 1999. The Wise business manufactures salty snacks, including potato chips, pretzels and corn snacks and chips. Its Caribbean based distributorship was sold in 1998.

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

COMPETITION
Chemical is the leading global producer of thermosetting resins for the forest products industry and a leading producer of thermosetting resins for foundry and industrial applications. These resins are used to bind or coat other materials during the manufacturing process. UV coatings and specialty inks are produced for applications in a variety of industries. Chemical is also the world's largest producer of formaldehyde and a leading producer of melamine crystal. Much of the formaldehyde and melamine crystal materials are consumed internally to produce thermosetting resins, with the remainder sold to third parties. Chemical manufactures and distributes products in North America, Europe, Latin America, Australia and east Asia and, generally, holds a leading market position in the areas it competes. Chemical resins are provided to a wide variety of customers for use in the manufacture of, among other products, plywood, particle board, laminate veneers, insulation binders and automotive brakes, and to coat cores and molds in the metal casting process. The major competitors of Chemical are Ashland Chemical, Georgia Pacific, Neste, and several regional international competitors. Product performance, customer service and price are the primary areas in which Chemical competes.

Foods is the second largest manufacturer and marketer of dry pasta in the United States and Canada, holds the number one position in the United States and Canada premium pasta sauce market, and holds the number one position in the United States bouillon market. Foods also competes in the total United States and Canada sauce markets, holding the third and first positions, respectively. Other markets in which Foods competes include United States dry soups and dry pasta in Italy. The pasta, sauces, bouillon and soups businesses are highly competitive, with competition taking place primarily on the basis of price. The primary competitors of pasta products are New World Pasta, CPC International, and Barilla in the United States, and Nabisco Brands and Ital in Canada. Primary sauce competitors are Unilever plc, Campbell Soup and ConAgra, Inc. Bouillon competitors include Best Foods and Hormel.

Wise operates its salty snacks business in the eastern United States. Frito-Lay holds the leading market position throughout the United States as well as the eastern United States with a market share in excess of 50%. Wise holds the number two position in the eastern United States market in which it operates and is the largest regional snacks company in the United States.
The salty snacks business is a competitively priced category.

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

PATENTS AND TRADEMARKS
The Company and the Combined Companies own various patents, trademark registrations, and patent and trademark applications around the world, which are held for use or currently used in their operations. A majority of the patents relate to the development of new products and processes for manufacturing and use thereof, and will expire at various times between 2000 and 2005. No individual patent is considered to be material.

RESEARCH AND DEVELOPMENT
Research and development expenditures were $23.8 million, $18.7 million and $24.9 million in 1999, 1998 and 1997, respectively, for the Company and $43.8 million, $39.0 million and $44.4 million for the Combined Companies. Development and marketing of new products are carried out at the business unit level and integrated with quality control for existing product lines.

WORKING CAPITAL
Working capital for all segments is generally funded through operations and borrowings under the Company's credit facility.

EMPLOYEES
At December 31, 1999, the Company had approximately 4,000 employees. The Combined Companies had approximately 7,600 employees. Relationships with union and non-union employees are generally good.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS
In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), the Company and Combined Companies determined their operating segments on the same basis that is used internally to evaluate segment performance and allocate resources.

The Company and Combined Companies have a decentralized organization structure with stand-alone businesses. Each of the business units has a separate management team and infrastructure, and offers different products. The businesses within the Company include a chemical business and a consumer adhesives business. The Combined Companies also include the Foods and Wise businesses.

In accordance with SFAS 131, each business is an operating segment that is not aggregated with another business because the economic characteristics between the businesses differ. Because the consumer adhesives business does not meet the quantitative thresholds of SFAS 131, it is combined with corporate functional departments and infrastructure management services in the "Corporate and other" category.

In the consolidated and combined financial information that follows, the Dairy and Decorative Products businesses are shown as discontinued operations in both the Depreciation and Amortization Expense chart and the Capital Expenditures chart, prior to their sales on September 4, 1997 and March 13, 1998, respectively. These businesses, consistent with treatment as discontinued operations, are excluded from the Sales to Unaffiliated Customers and Adjusted operating EBITDA charts.

In the consolidated and combined financial information that follows, the business held for sale classification includes the commercial and industrial wallcoverings business through the date of its sale on March 13, 1998.

Adjusted operating EBITDA information (as defined on page 7) is presented because it is the primary measure used by the chief operating decision maker to evaluate operating results.

------
OPERATING SEGMENTS:
-------------------

SALES TO UNAFFILIATED CUSTOMERS:

-------------------------------------------------------------------------------------------------------
                                     CONSOLIDATED                                 COMBINED
                           -----------------------------------         --------------------------------
(Dollars in millions)          1999         1998        1997             1999      1998        1997
-------------------------------------------------------------------------------------------------------
Foods ongoing                                                        $    536.8  $    586.3  $    724.2
Foods Unaligned                                                            11.1       119.8     1,027.5
Wise                                                                      229.0       228.7       242.2
Chemical                   $  1,249.6   $  1,260.3   $  1,290.8         1,249.6     1,260.3     1,290.8
Corporate and other             110.6        102.7         92.6           110.6       102.7        92.6
Business held for sale              -         36.7        104.3               -        36.7       104.3
                             --------     --------     --------        ---------   --------     -------
                           $  1,360.2   $  1,399.7   $  1,487.7      $  2,137.1  $  2,334.5  $  3,481.6
-------------------------------------------------------------------------------------------------------

TOTAL ASSETS AT YEAR END:

-------------------------------------------------------------------------------------------
                                            CONSOLIDATED                  COMBINED
                                       ----------------------      ------------------------
(Dollars in millions)                      1999        1998           1999       1998
-------------------------------------------------------------------------------------------
  Foods ongoing                                                    $   924.8    $    908.5
  Foods Unaligned                                                          -          37.5
  Wise                                                                 101.3         100.0
  Chemical                             $    999.7   $   878.5          999.7         878.5
  Business held for sale                        -         4.4              -           4.4
  Elimination of intercompany accounts       (0.2)       (6.9)        (255.2)       (288.3)
  Corporate and other                       727.9     1,128.7          660.7       1,073.8
                                         ---------   ---------      ---------     ---------
                                       $  1,727.4   $  2,004.7     $  2,431.3   $  2,714.4
-------------------------------------------------------------------------------------------

ADJUSTED OPERATING EBITDA:

---------------------------------------------------------------------------------------------------------
                                                   CONSOLIDATED                         COMBINED
                                          ----------------------------        ---------------------------
(Dollars in millions)                     1999        1998      1997           1999       1998     1997
---------------------------------------------------------------------------------------------------------
   Foods ongoing                                                               $  13.5  $  11.4  $  (5.8)
   Foods Unaligned                                                                 1.6     (1.7)   113.5
   Wise                                                                           11.8      7.7     10.6
   Chemical                              $ 216.9    $ 185.9     $ 154.4          216.9    185.9    154.4
   Corporate and other                      (2.0)      (0.9)       (7.0)          (3.1)    (1.7)    (7.0)
   Business held for sale                      -        0.5         7.0              -      0.5      7.0
                                          -------    -------     -------        -------  -------  -------
   ADJUSTED OPERATING EBITDA (1)           214.9      185.5       154.4          240.7    202.1    272.7

   Significant or unusual items (2)        (34.2)       5.8       (16.0)          14.2    351.0    124.9
                                          -------    -------     -------       -------  -------  -------
   OPERATING EBITDA                        180.7      191.3       138.4          254.9    553.1    397.6

   Depreciation and amortization           (54.2)     (50.9)      (38.9)         (92.1)   (86.6)   (96.3)
                                          -------    -------     -------        -------  -------  -------
   OPERATING INCOME                      $ 126.5    $ 140.4     $  99.5        $ 162.8  $ 466.5  $ 301.3
----------------------------------------------------------------------------------------------------------

(1)  Adjusted Operating EBITDA represents net income, excluding discontinued operations, cumulative effect of change in accounting principle, non-operating income and expense, interest, taxes, depreciation, amortization and Significant or
Unusual Items (see page 8).
(2)  Includes Significant or Unusual Items shown on page 8 and page 16 of Management's Discussion and Analysis of
Financial Condition and Results of Operations.

SIGNIFICANT OR UNUSUAL
ITEMS AFFECTING COMPARABILITY OF OPERATING EBITDA: (1)

----------------------------------------------------------------------------------------------------
                                       CONSOLIDATED                             COMBINED
                               -------------------------           ---------------------------------
(Dollars in millions)          1999       1998      1997              1999       1998      1997
----------------------------------------------------------------------------------------------------
Foods ongoing                                                      $    -       $(23.3)     $  3.1
Foods Unaligned                                                      50.5        371.7       137.8
Wise                                                                 (0.7)        (3.2)          -
Chemical                      $(41.6)      $ 5.8     $(16.0)        (41.6)         5.8       (16.0)
Corporate and other (2)          7.4           -          -           6.0            -           -
                              -------     -------     -------      -------      -------     -------
                              $(34.2)      $ 5.8     $(16.0)       $ 14.2       $351.0      $124.9
-----------------------------------------------------------------------------------------------------

(1) See page 16 of the Management's Discussion and Analysis of Financial Condition and Results of Operations
for further information concerning these items.
(2) Consolidated includes gains eliminated in Combined.

DEPRECIATION AND AMORTIZATION EXPENSE:

---------------------------------------------------------------------------------------------------------
                                             CONSOLIDATED                             COMBINED
                                    -----------------------------           -----------------------------
(Dollars in millions)                  1999       1998      1997              1999       1998      1997
---------------------------------------------------------------------------------------------------------
Foods ongoing                                                             $ 30.2      $ 28.1      $ 34.1
Foods Unaligned                                                              0.2         0.9        16.3
Wise                                                                         7.5         6.7         7.0
Chemical                                $46.1     $41.9     $ 28.6          46.1        41.9        28.6
Business held for sale                      -       1.9        5.2             -         1.9         5.2
Discontinued operations                     -       2.0       19.9             -         2.0        19.9
Corporate and other                       8.1       7.1        5.1           8.1         7.1         5.1
                                        -----      -----     ------        ------     ------       ------
                                        $54.2     $52.9     $ 58.8        $ 92.1      $ 88.6     $ 116.2
---------------------------------------------------------------------------------------------------------

CAPITAL EXPENDITURES:

---------------------------------------------------------------------------------------------------------
                                            CONSOLIDATED                             COMBINED
                                    -----------------------------           -----------------------------
(Dollars in millions)                  1999       1998      1997              1999       1998      1997
---------------------------------------------------------------------------------------------------------
Foods ongoing                                                             $ 58.1      $ 36.4      $ 19.7
Foods Unaligned                                                              0.1         1.6        15.6
Wise                                                                         8.9         9.7         5.2
Chemical                                $66.3     $39.6     $ 80.8          66.3        39.6        80.8
Business held for sale                      -       1.7        3.6             -         1.7         3.6
Discontinued operations                     -       1.1       29.3             -         1.1        29.3
Corporate and other                       8.5      10.1       16.0           8.5        10.1        16.0
                                        -----      -----     ------        ------     ------       ------
                                        $74.8     $52.5     $129.7        $141.9      $100.2      $170.2
---------------------------------------------------------------------------------------------------------

GEOGRAPHIC AREAS:
-----------------

SALES TO UNAFFILIATED CUSTOMERS: (3)

------------------------------------------------------------------------------------------------
                                 CONSOLIDATED                          COMBINED
                         ------------------------------       ----------------------------
(Dollars in millions)      1999       1998      1997             1999      1998     1997
------------------------------------------------------------------------------------------------
United States            $  910.3   $  942.1   $  969.0        $1,545.4  $1,649.8  $2,340.9
Canada                      150.4      141.9      143.3           253.4     241.4     292.8
Other International         299.5      315.7      375.4           338.3     443.3     847.9
                          --------   --------   --------        --------  --------  --------
Total                    $1,360.2   $1,399.7   $1,487.7        $2,137.1  $2,334.5  $3,481.6
------------------------------------------------------------------------------------------------

(3) For purposes of geographic area disclosures, sales are attributed to the country in which individual business locations reside.

LONG-LIVED ASSETS:  (1)

--------------------------------------------------------------------------------
                             CONSOLIDATED                 COMBINED
                          -------------------       -------------------
(Dollars in millions)      1999        1998          1999        1998
--------------------------------------------------------------------------------
United States              $374.2      $344.1        $557.1     $492.6
Canada                       41.9        40.8          83.8       77.9
Other International         122.7        86.0         130.4      109.0
                           ------      ------        ------     ------
Total                      $538.8      $470.9        $771.3     $679.5
--------------------------------------------------------------------------------

(1) Long-lived assets include property, plant and equipment, net of accumulated depreciation.



ITEM 2.   PROPERTIES
------    ----------

As of December 31, 1999, the Company operated 32 domestic Chemical production and manufacturing facilities in 19 states, the most significant being the Chemical plant in Louisville, Kentucky. In addition, the Company operated 25 foreign Chemical production and manufacturing facilities primarily in Canada, South America, Europe, Australia and the Far East.

As of December 31, 1999, the Company operated one domestic facility in New York for producing and manufacturing household, school and consumer glues.

As of December 31, 1999, the Foods and Wise businesses operated 8 domestic food manufacturing facilities in 7 states. In addition, the Foods business operated 4 foreign food manufacturing and processing facilities located in Canada and Italy.

The Company's and the Combined Companies' manufacturing and processing facilities are generally well maintained and effectively utilized. Substantially all facilities are owned.

The Company and the Combined Companies are actively engaged in complying with environmental protection laws, as well as various federal and state statutes and regulations relating to manufacturing, processing and distributing their many products. In connection with this, the Company incurred capital expenditures of $2.7 million in 1999, $2.8 million in 1998, and $8.3 million in 1997. The Company estimates that it will spend $2.5 million for environmental control facilities during 2000. The Combined Companies incurred environmental capital expenditures of $3.3 million in 1999, $3.7 million in 1998, and $12.0 million 1997. The Combined Companies estimate $2.8 million will be spent in 2000 relating to environmental control facilities.

ITEM 3.  LEGAL PROCEEDINGS
------   -----------------

Environmental Proceedings
-------------------------

The Company has been notified that it is or may be a potentially responsible party with respect to the cleanup of 51 waste sites in proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state environmental laws. The Company's ultimate liability will depend on many factors including its volumetric share of waste, the financial viability of other responsible parties, the remediation methods and technology used, the amount of time necessary to accomplish remediation, and the availability of insurance coverage. While the Company cannot predict with certainty the total cost of such cleanup, the Company has recorded approximately $22 million of liabilities for environmental remediation costs for these and other sites in amounts that it believes are probable and reasonably estimable. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may exceed current reserves by amounts that may prove insignificant or by amounts, in the aggregate, of up to approximately $13 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Company among the range of reasonably possible outcomes were used. In estimating both its current reserves for environmental remediation and the possible range of additional costs, the Company has not assumed that it will bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially
                                           9
responsible parties to participate has been taken into account, based generally on the parties' probable contributions on a per site basis. No attempt has been made to discount the estimated amounts to net present value, and no amounts have been recorded for potential recoveries from insurance carriers.

Private actions against the Company and numerous other defendants are pending in a U.S. District Court in Baton Rouge, Louisiana, alleging personal injuries and property damage in connection with a waste disposal site in Louisiana. A similar action is pending in a Los Angeles, California state court in connection with a landfill site in Monterey Park, California.

On April 2, 1999, Borden Chemical settled allegations of violations of the Clean Air Act at its Aurora, Illinois plant by payment to the United States Environmental Protection Agency of a penalty in the amount of approximately $0.2 million.

Borden Chemicals and Plastics Limited Partnership
-------------------------------------------------

In 1987 the Company's chemical and polyvinyl chloride resin businesses located at Geismar, Louisiana, and Illiopolis, Illinois, were acquired by the Borden Chemicals and Plastics Limited Partnership ("BCP"). BCP Management, Inc., ("BCPM"), a wholly owned subsidiary of the Company serves as general partner of BCP and has certain fiduciary responsibilities to BCP's unitholders. Under an Environmental Indemnity Agreement ("EIA"), the Company has agreed, subject to certain conditions and limitations, to indemnify BCP from certain environmental liabilities arising from facts or circumstances that existed and requirements in effect prior to November 30, 1987, and share on an equitable basis those arising from facts or circumstances existing and requirements in effect both prior to and after such date. No claim can be made by BCP under the EIA after November 30, 2002.

Other Legal Proceedings
-----------------------

The Company and Combined Companies are involved in other litigation throughout the United States, which is considered to be in the ordinary course of business.

Anticipated Impact
------------------

Management believes, based upon the information it currently possesses, and taking into account its established reserves for estimated liability, that the ultimate outcome of the foregoing environmental and legal proceedings and actions is unlikely to have a material adverse effect on the financial position or results of operations of the Company or Combined Companies.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------    ---------------------------------------------------

The Company's Annual Shareholder Meeting was held December 2, 1999. The Company's Board of Directors was re-elected in its entirety by unanimous vote of the 198,974,994 shares of the Company's common stock outstanding.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
------   -----------------------------------------
         AND RELATED STOCKHOLDER MATTERS
         -------------------------------
As a result of the merger on March 14, 1995, all common stock was canceled and retired and was de-listed from trading on exchanges in the United States, Japan and Switzerland. The Company's authorized common stock consists of 300,000,000 shares with a par value of $0.01 per share, 198,974,994 of which are issued and outstanding and controlled by affiliates of KKR. No shares of such common stock trade on any exchange. The Company declared $64.1 million in dividends on common stock during 1999, $59.5 million in dividends on common stock during 1998, and $51.4 million during 1997. The Company's ability to pay dividends on its common stock is restricted by its credit agreement with certain banks. See Notes 10 and 14 to the Consolidated and Combined Financial Statements.

ITEM 6.   SELECTED FINANCIAL DATA
-------   -----------------------

--------------------------------------------------------------------------------------------------------------
FIVE YEAR SELECTED FINANCIAL DATA
(All dollar and share amounts in millions, except per share data)

The following represents five year selected financial data for the Company and the Combined Companies, restated for discontinued operations. See pages 8 and 16 for items impacting comparability between 1999, 1998 and 1997.

--------------------------------------------------------------------------------------------------------------
CONSOLIDATED                      FOR THE YEARS         1999        1998        1997        1996       1995
--------------------------------------------------------------------------------------------------------------
SUMMARY OF EARNINGS
Net Sales                                          $      1,360.2   $1,399.7   $1,487.7  $2,388.0   $2,902.1
Income (loss) from continuing operations                     55.3       23.6       17.2      44.7     (428.2)
(Loss) income applicable to common stock                    (20.8)     (11.1)     147.6    (333.1)    (424.9)

--------------------------------------------------------------------------------------------------------------
Basic and diluted income (loss) per common share
from continuing operations                         $         0.28   $   0.12   $   0.09  $   0.23   $  (2.22)
Basic and diluted (loss) income per common share            (0.10)     (0.06)      0.74     (1.67)     (2.21)
--------------------------------------------------------------------------------------------------------------
Dividends per share
Common share                                       $         0.32   $   0.30   $   0.26  $   0.08
Preferred series A                                           3.00       3.00       3.00      3.13   $   2.39
Average number of common shares
outstanding during the year                                 199.0      199.0      199.0     199.0      192.3
--------------------------------------------------------------------------------------------------------------
FINANCIAL STATISTICS
Total Assets                                       $      1,727.4   $2,004.7   $2,175.3  $2,490.0   $3,207.9
Long-term debt                                              541.1      552.0      788.3     567.2    1,200.1

--------------------------------------------------------------------------------------------------------------
Operating EBITDA (1)                               $        180.7   $  191.3   $  138.4  $  277.7   $ (148.3)
Adjusted Operating EBITDA (1)                               214.9      185.5      154.4     215.7       82.6

--------------------------------------------------------------------------------------------------------------

COMBINED                           FOR THE YEARS        1999        1998         1997        1996      1995
--------------------------------------------------------------------------------------------------------------
SUMMARY OF EARNINGS
Net Sales                                          $      2,137.1   $2,334.5   $3,481.6  $4,456.8   $4,741.0
Income (loss) from continuing operations                     92.2      271.3       93.1      45.0     (469.2)
Income (loss) applicable to common stock                     7.1       94.6      131.1       5.1      (424.9)
--------------------------------------------------------------------------------------------------------------
FINANCIAL STATISTICS
Total Assets                                       $      2,431.3   $2,714.4   $3,019.2  $3,084.7   $3,617.9
Long-term debt                                              544.1      554.6      794.9     581.8    1,210.7
--------------------------------------------------------------------------------------------------------------
Operating EBITDA (1)                               $        254.9   $  553.1   $  397.6  $  330.2   $ (162.2)
Adjusted Operating EBITDA (1)                               240.7      202.1      272.7     274.3      108.3
--------------------------------------------------------------------------------------------------------------

(1) Operating EBITDA represents net income, excluding discontinued operations, cumulative effect of change in accounting principle, non-operating income and expense, interest, taxes, depreciation and amortization. Adjusted operating EBITDA is comprised of operating EBITDA excluding the effects of Significant or Unusual Items as shown on page 8 and page 16 of Management's Discussion and Analysis for the years 1999, 1998 and 1997. EBITDA information is presented because it is the primary measure used by the chief operating decision maker to evaluate operating results and because management understands that such information is considered by certain investors to be an additional basis for evaluating the ability to pay interest and repay debt. EBITDA should not be considered an alternative to measures of operating performance as determined in accordance with generally accepted accounting principles, including net income, as a measure of the Company's operating results and cash flows or as a measure of the Company's liquidity. Because EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to other similarly titled measures of other companies.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

RESULTS OF OPERATIONS BY BUSINESS UNIT:
--------------------------------------

Following is a comparison of net sales and adjusted operating EBITDA by operating segment for both the Company and the Combined Companies:

SALES TO UNAFFILIATED CUSTOMERS:

------------------------------------------------------------------------------------------------
                                       CONSOLIDATED                          COMBINED
                            ---------------------------------         --------------------------
(Dollars in millions)           1999        1998      1997              1999     1998      1997
------------------------------------------------------------------------------------------------
Foods ongoing                                                      $  536.8  $  586.3  $  724.2
Foods Unaligned                                                        11.1     119.8   1,027.5
Wise                                                                  229.0     228.7     242.2
Chemical                    $1,249.6      $1,260.3   $1,290.8       1,249.6   1,260.3   1,290.8
Corporate and other            110.6         102.7       92.6         110.6     102.7      92.6
Business held for sale (1)         -          36.7      104.3             -      36.7     104.3
                            --------      --------    --------     --------  --------  --------
                            $1,360.2      $1,399.7   $1,487.7      $2,137.1  $2,334.5  $3,481.6
------------------------------------------------------------------------------------------------

OPERATING INCOME:

---------------------------------------------------------------------------------------------------------
                                                 CONSOLIDATED                          COMBINED
                                        ------------------------------       ----------------------------
(Dollars in millions)                    1999         1998      1997          1999      1998    1997
---------------------------------------------------------------------------------------------------------
Adjusted Operating EBITDA
--------------------------
Foods ongoing                                                                  $ 13.5   $ 11.4   $ (5.8)
Foods Unaligned                                                                   1.6     (1.7)   113.5
Wise                                                                             11.8      7.7     10.6
Chemical                                 $216.9      $185.9     $154.4          216.9    185.9    154.4
Corporate and other                        (2.0)       (0.9)      (7.0)          (3.1)    (1.7)    (7.0)
Business held for sale (1)                    -         0.5        7.0              -      0.5      7.0
                                         -------     -------    -------        -------  -------  -------
Total Adjusted Operating
EBITDA (2)                                214.9       185.5      154.4          240.7    202.1    272.7

Significant or unusual items (3)          (34.2)        5.8      (16.0)          14.2    351.0    124.9
Depreciation and amortization  (4)        (54.2)      (50.9)     (38.9)         (92.1)   (86.6)   (96.3)
                                         -------     -------    -------        -------  -------  -------
OPERATING INCOME                         $126.5      $140.4     $ 99.5         $162.8   $466.5   $301.3
----------------------------------------------------------------------------------------------------------

(1)     See page 4 for the business included in this classification.
(2)     Adjusted Operating EBITDA represents net income, excluding discontinued
        operations, cumulative effect of change in accounting principle, non-operating income and expense, interest, taxes, depreciation, amortization and Significant or Unusual Items (see below).
(3)     Includes Significant or Unusual Items shown on page 8 and page 16 of
        Management's Discussion and Analysis of Financial Condition and Results of
        Operations.
(4)     The increase in Consolidated depreciation and amortization in 1999 and
        1998 resulted primarily from Chemical acquisitions. Combined Companies'
        depreciation and amortization changes reflect that described for Consolidated, and the sale of Foods Unaligned businesses in 1997, 1998 and 1999.

CONSOLIDATED SUMMARY

Net Sales
---------
Consolidated net sales decreased $39.5 million, or approximately 3%, to $1,360.2 million from $1,399.7 million in 1998. The sales decline was primarily the result of the 1998 divestiture of the commercial and industrial wallcoverings business recorded in businesses held for sale. Chemical net sales also declined $10.7 million or approximately 1% due to lower pricing, unfavorable currency exchange rates and the exit of non-core businesses in 1998, partially offset by improved volumes in the North America Chemical businesses and increased sales from two acquisitions in 1999.

Operating Income
----------------
Adjusted operating EBITDA increased $29.4 million, or approximately 16%, to $214.9 million from $185.5 million in 1998. The increase is due to substantially higher Chemical volumes, as well as overall gross margin improvements, partially offset by higher selling, general, and administrative expenses. Significant and unusual items include $16.6 million charged in 1999 related to the closure of Chemical operations in the Philippines, Brazil and Uruguay and $25.0 million charged in 1999 related to Chemical plant asset write-offs.

COMBINED SUMMARY

Net Sales
---------
Combined net sales decreased $197.4 million, or approximately 8%, to $2,137.1 million from $2,334.5 million in 1998. The decrease in net sales was caused primarily by the divestiture of Foods Unaligned businesses in 1998, reduction in pasta and sauce volumes, and the factors described above for consolidated net sales.

Operating Income
----------------
Combined adjusted operating EBITDA increased $38.6 million, or approximately 19%, to $240.7 million from $202.1 million in 1998. The increase is due to improved results of operations in the Foods' unaligned businesses and favorable settlements of Foods litigation, partially offset by reduced Foods volumes and pricing, as well as the consolidated results described above. Comparative significant or unusual items include gains on the sale of Foods Unaligned businesses in 1998 of $371.7 million versus $50.5 million in 1999.

1999 VS. 1998

Chemical
--------
Chemical sales in 1999 were down $10.7 million, or approximately 1%, from the prior year. The most significant items that negatively impacted 1999 sales were generally lower pricing, unfavorable currency exchange rates in Latin America, and the prior year exit from certain non-core businesses in North America, Europe and Latin America. These declines were substantially offset by improved volumes, primarily in the North America forest products resins and UV coatings businesses, and two acquisitions in the United States and Europe.

Significantly lower pricing, which negatively impacted sales by $76.5 million, reflects competitive market conditions as well as contractual arrangements, primarily in North America, that require pass-through of significantly lower raw material costs, primarily for methanol, phenol and urea.

Unfavorable currency exchange rates, due primarily to the significant currency devaluation in Brazil in early 1999, had an unfavorable impact on 1999 sales of $58.0 million.

The 1998 divestitures of the North America paper resins business and Latin America plastic films business and the 1998 closure of a European operation caused 1999 sales to be $30.7 million lower versus the prior year. The second quarter acquisition of Spurlock Industries, Inc. and the third quarter acquisition of Blagden Chemicals, Ltd. contributed incremental 1999 sales of $17.5 million and $34.1 million, respectively.

Overall volume improvement of approximately 10%, excluding the effect of acquisitions and divestitures, had a positive impact on 1999 sales of $104.9 million, with most of the improvement coming from the North America forest products resins and UV coatings businesses. The improved volume in North America forest products resins is driven by continued low interest rates and strong housing and construction activity. The improved volume in UV coatings reflects significant demand for optical fiber.

Adjusted operating EBITDA increased $31.0 million, or approximately 17%, from 1998. The improvement is due primarily to the significantly higher volume, including increased volume from acquisitions, but also reflects overall gross margin improvement. Negatively impacting adjusted operating EBITDA are higher selling, general and administrative expenses and the effect of unfavorable currency exchange rates, primarily in Latin America. The gross margin improvement reflects significantly lower raw material costs, which were substantially offset by lower selling prices that reflect both contractual arrangements, under which pricing is tied directly to raw material costs, and continuing competitive pressures in the market. As a result of specific programs to improve manufacturing processes and other manufacturing cost reduction and control programs, overall plant processing costs were flat compared to prior year.

Corporate and other
-------------------
Corporate and other net sales increased $7.9 million, or approximately 8%, to $110.6 million from $102.7 million. The improvement was primarily due to higher volumes and improved mix in the consumer adhesives business.

Adjusted operating EBITDA declined $1.1 million, to a loss of $2.0 million in 1999 from a loss of $0.9 million in 1998, principally due to higher general and administrative expense. Lower net expense of $1.8 million due to gains on disposal of property in 1999 compared to losses in 1998 and improved cost management resulting in lower 1999 salary costs of $1.8 million were more than offset by a net increase in 1999 related to settlement of various corporate liabilities and administrative expenses.

Business held for sale
----------------------
The commercial and industrial wallcoverings business classified as business held for sale was divested in 1998, resulting in no reported sales or adjusted operating EBITDA in 1999 compared to sales and adjusted operating EBITDA of $36.7 million and $0.5 million, respectively, in 1998.

Foods
-----
Foods' sales for the year ended December 31, 1999 decreased $158.2 million, or approximately 22%, to $547.9 million from $706.1 million in 1998. The Foods Unaligned businesses sold during 1999 and 1998 accounted for $108.7 million or approximately 69% of the decline. Net sales from ongoing businesses decreased $49.5 million. The decline was driven by four key factors: 1) Management decision to shift its promotion strategy on a portion of its pasta line to Every Day Low Pricing, which reduced sales offset by a reduction in promotion spending; 2) reduction in customer inventories, especially in pasta;
3) management decision to de-emphasize non-core, lower profit pasta brands and channels; 4) increased competition in the foodservice and soup and bouillon businesses.

Foods' adjusted operating EBITDA increased $5.4 million, or approximately 56%, to $15.1 million in 1999 from $9.7 million in 1998. This increase is attributed to the $3.3 million improvement of Foods Unaligned businesses and an improvement in Foods' ongoing operations of $2.1 million. Most of the Foods Unaligned businesses were sold in 1998 with all Foods Unaligned business sales completed in 1999. When excluding $9.3 million of gains on the favorable settlements of litigation in 1999, ongoing operating results declined $7.2. Lower raw material costs and improved pasta manufacturing operations were offset by costs associated with the implementation of new systems. Additionally, incremental marketing investments primarily related to new products and previously mentioned reduced volumes, contributed to the decline.

Wise
----
Excluding decreased sales of $5.7 million due to the sale of its Caribbean based distributorship in May of 1998, Wise sales increased $6.0 million, or approximately 3%, from 1998 to 1999. The improvement reflects increased volumes in northern and southern regions, small bag sales and private label. Adjusted operating EBITDA increased from $7.7 million in 1998 to $11.8 million in 1999 due primarily to increased volume and manufacturing and distribution efficiencies, partially offset by higher 1999 general and administrative costs.

1998 VS. 1997

Chemical
--------
Chemical sales were down $30.5 million, or approximately 2%, from 1997. The decline reflects unfavorable currency exchange rates in Canada, Latin America and Asia Pacific, substantially lower pricing, the mid-year shutdown of a European operation, and the mid-year sale of a plastic films business in Latin America, all partially offset by improved volume in North America and incremental sales provided by the melamine and derivatives businesses acquired in late 1997 and early 1998.

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

The melamine and derivatives product line includes Melamine Chemicals acquired in November 1997 and the resins and compounds business of Sun Coast Industries acquired in February 1998. The addition of Melamine Chemicals secured a supply of a crucial raw material for the Company's current business and allowed the Company to expand in the growing specialty business of melamine resins. The February 1998 acquisition of a Sun Coast Industries, Inc. division that manufactures melamine-based products has further expanded the Company's growth in this market. These acquisitions provided incremental sales of approximately $60 million in 1998 and had very good operating results, reflecting strong pricing and market demand throughout the year.

The mid-year closure of a European operation and sale of the Latin America plastic films business resulted in sales declines of approximately $8 million and $9 million, respectively, compared to the prior year.

Adjusted operating EBITDA increased $31.5 million, or approximately 20%, from 1997. The increase in adjusted operating EBITDA reflects primarily the impact of volume improvement in North America, substantially lower raw material costs, and the acquisition of the melamine and derivatives businesses, all partially offset by substantially lower selling prices, higher general and administrative costs, and unfavorable currency exchange rates. Chemical general and administrative expenses increased approximately $20 million from 1997 to 1998 due primarily to additional expenses from newly acquired businesses, consulting fees, bad debt write-offs, and environmental expenses. Adjusted operating EBITDA in Latin America was down significantly from the prior year due to poor economic conditions in the region, resulting in late payments by customers and debt write-offs of $2.5 million.

Corporate and other
-------------------
Corporate and other adjusted operating EBITDA improved $6.1 million from a 1997 loss of $7.0 million to a loss of $0.9 million in 1998. The difference is primarily due to a gain of $9.5 million related to the 1998 settlement of the majority of the Company's workers compensation liability and a gain of $3.0 million related to the 1998 favorable settlement of a note receivable from the 1996 sale of the German bakery business. These gains represented an improvement of $3.9 million from 1997, when similar gains of approximately $8.6 million were recorded.

Business held for sale
----------------------
The remaining business classified as business held for sale was divested in 1998, leading to the reported declines in net sales and adjusted operating EBITDA.

Foods
-----
Foods' sales during 1998 decreased approximately 60% to $706.1 million from $1,751.7 million in 1997. Of this $1,045.6 million decrease, $907.7 million was related to sales of Foods' Unaligned businesses in late 1997 and early 1998. Sales from ongoing businesses declined $137.9 million as a result of reductions in pasta volume due to management's strategic decisions to exit the unprofitable private label business and unprofitable markets, and to eliminate low margin product lines and brands. The impact of these strategic decisions began to affect sales in the last four months of 1997.

Foods adjusted operating EBITDA declined $98.0 million, or approximately 91%, to $9.7 million in 1998 from $107.7 million in 1997. Adjusted operating EBITDA from ongoing businesses improved by $17.2 million during 1998 to adjusted operating EBITDA of $11.4 million, from adjusted operating EBITDA loss of $5.8 million in 1997. Operating income improvements driven by exiting unprofitable markets and the private label pasta business, reducing production and distribution costs, and lowering administrative costs, were partially offset by reductions of pasta volumes and non-capitalizable systems implementation and Year 2000 expenses.

Adjusted operating EBITDA from Foods Unaligned businesses declined $115.2 million, as most of the businesses were sold in 1997 and early 1998.

Wise
----
Wise sales declined $13.5 million, or approximately 6%, from 1997 to 1998. This sales decline is primarily the result of the sale of the Caribbean based distributorship and increased domestic competitive pressures. Absent the reduced sales due to the divestiture, 1998 sales decreased approximately $1.5 million from 1997.

Adjusted operating EBITDA fell from $10.6 million in 1997 to $7.7 million in 1998. The lower sales volume, increased commodity prices and new information system costs were the primary reasons for the operating EBITDA decline.

SIGNIFICANT OR UNUSUAL ITEMS EXCLUDED FROM ADJUSTED OPERATING EBITDA:
---------------------------------------------------------------------

------------------------------------------------------------------------------------------------
                                              CONSOLIDATED                   COMBINED
                                       -----------------------        --------------------------
(Dollars in millions)                   1999     1998     1997         1999      1998     1997
------------------------------------------------------------------------------------------------
Gain on disposal of businesses, net    $  7.4   $ 8.3                 $ 56.5   $378.7   $122.6
Business realignment and asset
    write-offs                          (41.6)   (2.5)  $(16.0)        (42.3)   (27.7)   (16.0)
Changes in estimate                         -       -        -             -        -     18.3
                                       -------  ------  -------       -------  -------  -------
                                       $(34.2)  $ 5.8   $(16.0)       $ 14.2   $351.0   $124.9
-------------------------------------------------------------------------------------------------
Note: See also the Significant or Unusual Items on page 8.

1999
The Company and Combined Companies' business realignment charges of $41.6 million and $42.3 million, respectively, primarily include a Chemical plant expansion project that was cancelled resulting in the write-off of engineering, equipment and other costs of $25.0 million. In addition, certain Chemical operations in the Philippines, Brazil, and Uruguay were closed as part of an effort to consolidate its operations, resulting in a total charge of $16.6 million.

The Company's 1999 gain on disposal of businesses primarily relates to gains on the sale of the commercial and industrial wallcoverings business. In addition to the Company's gain, the Combined Companies' 1999 gain on disposal of businesses primarily includes gains of $48.6 million on the sale of Foods Unaligned businesses due to additional proceeds and lower than expected exit costs related to the 1998 KLIM sale.

1998
The Company's gain on disposal of businesses relates to the sale of a non-strategic Chemical business in Latin America. The Combined Companies' gain on disposal of businesses reflects the Chemical gain as well as gains of $371.7 million on the sale of Foods Unaligned businesses and a loss of $1.3 million on the Wise sale of its Caribbean based distributorship.

The Company's business realignment charge of $2.5 million relates to the closure of a European Chemical operation. The Combined Companies' business realignment charges include the Chemical charge as well as charges for the closure of a Foods plant and impairment of assets of two other Foods plants totaling $23.3 million, and charges for the downsizing of Wise's research facility of $1.9 million.

1997
The Company's and Combined Companies' $16.0 million business realignment charge related to the closure of a European Chemical operation. In addition to the $122.6 million net gain on the sale of Foods Unaligned businesses, Foods reduced prior year accruals for trade promotions in the combined financial statements by $18.3 million. Due to better management of trade spending, these redemptions were significantly lower than management had anticipated.

NON-OPERATING EXPENSES AND INCOME TAX EXPENSE:
----------------------------------------------
NON-OPERATING EXPENSES

----------------------------------------------------------------------------------------------------
                                                  CONSOLIDATED                     COMBINED
                                       -------------------------------      ------------------------
 (Dollars in millions)                      1999      1998      1997         1999     1998     1997
----------------------------------------------------------------------------------------------------
 Interest expense                      $     63.1   $    64.4   $ 93.0      $ 63.2   $ 65.5   $93.3
 Affiliated interest expense (income)        19.1        22.8    (26.5)        5.3      5.4       -
 Interest income and other                  (34.8)      (30.9)    (6.4)      (33.8)   (34.8)   (9.1)
 Impairment of investments                    3.0        26.7        -         3.0     26.7       -
                                       -----------  ----------  -------     -------  -------  ------
                                       $     50.4   $    83.0   $ 60.1      $ 37.7   $ 62.8   $84.2
----------------------------------------------------------------------------------------------------

1999 vs. 1998
-------------
Consolidated non-operating expenses decreased $32.6 million for the year ended December 31, 1999 to $50.4 million from $83.0 million. The decrease is primarily attributable to reduced impairment charges on investments. The 1999 impairment charge of $3.0 relates to the Company's investment in Imperial Home Decor Group ("IHDG"). (See Note 9 to the Consolidated and Combined Financial Statements.) Interest income and other increased $3.9 million primarily due to the unrealized gain on an interest rate swap which is marked to market, offset partially by lower average cash balances in 1999.

Combined non-operating expenses decreased $25.1 million for the year ended December 31, 1999 to $37.7 million from $62.8 million. The decrease is primarily attributable to the reduced impairment charges on investments discussed above.

1998 vs. 1997
-------------
Consolidated non-operating expenses for the year ended December 31, 1998 totaled $83.0 million, up $22.9 million from the 1997 total of $60.1 million. The net increase is primarily attributable to a $26.7 million charge for the impairment of the Company's equity investment in AEP Industries ("AEPI"). (See Note 9 to the Consolidated and Combined Financial Statements.) Interest expense decreased from $93.0 million to $64.4 million due to the paydown of the Company's line of credit using proceeds from the sale of the Decorative Products business. The interest expense decrease was more than offset by the $49.3 million increase in affiliated interest expense on amounts loaned by Foods and BWHLLC. Interest income and other increased $24.5 million, primarily from the investment of proceeds from the sale of certain Foods Unaligned businesses in short-term investments.

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

INCOME TAX EXPENSE

----------------------------------------------------------------------------------------
                                CONSOLIDATED                       COMBINED
                           ----------------------          -----------------------------
(Dollars in millions)      1999    1998     1997           1999      1998     1997
----------------------------------------------------------------------------------------
Income tax expense        $20.8    $33.8     $22.2         $32.9   $132.4   $124.0
Effective tax rate          27%      59%       56%           26%      33%      57%
-----------------------------------------------------------------------------------------

1999 vs. 1998
-------------
The lower 1999 consolidated effective tax rate reflects net income derived from foreign operations, offset by foreign tax credits on foreign taxes paid at significantly higher rates than the Company's effective tax rate in the United States.

In addition to the discussion above for consolidated tax rates, the 1999 combined effective tax rate primarily reflects lower net tax rates primarily applicable to foreign divestitures.


                                     17
1998 vs. 1997
-------------
Greater income tax expense was incurred by the Company in 1998 when compared to 1997. This was primarily the result of higher earnings before income taxes. The high effective rate in 1998 primarily reflects repatriation from foreign countries of earnings that became subject to U.S. taxes.

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

CASH FLOWS:
-----------

OPERATING

1999 vs. 1998
-------------
Consolidated cash provided by operating activities totaled $71.7 million in 1999 and $46.0 million in 1998, an increase of $25.7 million. The most significant components of the increase include an overall improvement in adjusted operating EBITDA of $29.4 million (see page 12), an increase of $5.4 million due to a smaller increase in inventories in 1999 primarily in the Chemical business caused by reduced raw material costs and inventory reduction programs, and improvements due to the timing of trade payments of $31.3 million, all partially offset by higher net interest and tax payments of $32.4 million.

Combined cash provided by operating activities totaled $78.5 million in 1999, compared to cash used in operations of $33.6 million in 1998. The $112.1 million improvement consisted primarily of an overall improvement in adjusted operating EBITDA of $38.6 million (see page 12), improvements due to the timing of trade payments of $34.7 million and lower net interest and tax payments of $58.7 million. These improvements were all partially offset by net reduced operating cash inflows related to divested businesses and an increase in 1999 inventories of $13.0 million to take advantage of favorable supplier pricing.

1998 vs 1997
------------
Operating cash flows generated by the Company were $46.0 million in 1998 compared to cash used of $97.0 million in 1997. Over half of the $143.0 million improvement was due to the absence in 1998 of a $75.0 million tax settlement payment. Also contributing to the improvement were lower net cash interest payments of $36.9 million and cash generated from improved adjusted operating EBITDA of $31.1 million (see page 12). Cash interest paid was lower as divestiture proceeds were used to repay debt resulting in lower average debt outstanding and interest costs when compared to 1997. Higher adjusted operating EBITDA (see page 12) is due primarily to improved gross margins in the Company's Chemical business.

Operating cash flows used by the Combined Companies were $33.6 million in 1998 compared to $52.6 million in 1997. The $19.0 million improvement from 1997 resulted from: the non-recurrence of the $75.0 million tax payment partially offset by a $31.3 million increase in taxes paid related to gains on divested businesses, an improvement in Foods' net working capital occurring in anticipation of and as a result of the divestiture of certain businesses, net working capital improvements in Foods' continuing operations, and lower net cash interest payments of $48.3 million. Partially offsetting these net improvements was a decline in adjusted operating EBITDA (see page 12) directly attributable to the absence of operating results of the Foods Unaligned businesses in 1998.

INVESTING

1999 vs. 1998
-------------
Consolidated investing activities used $229.5 million cash in 1999 compared to cash generated of $336.6 million in 1998, a decrease of $566.1 million. The purchases of Spurlock, Blagden and the resins manufacturing plant in Minnesota by Chemical used $119.6 million in 1999 compared to $14.4 million used to purchase Sun Coast Industries, Inc. in 1998. The divestiture proceeds in 1999 include $7.6 million from the sale of Chemical's molding compounds business compared to divestiture proceeds in 1998 of $304.8 million from the sale of Decorative Products, $15.5 million from the sale of a Latin American plastic films business, and $15.6 million from the sale of the commercial and industrial wallcoverings business. Investing activity in 1998 also includes $67.6 million relating to net repayments of affiliated borrowings by Foods and Wise, compared to net Foods and Wise 1999 affiliated borrowings of $2.3 million and a 1999 $50.0 million investment in the form of 16% cumulative junior preferred stock in WKI Holding Company, Inc. ("World Kitchen"), an affiliate of the Company's parent.

The Combined Companies investing activity used $266.1 million in 1999 compared to generating cash of $972.4 million in 1998, a decrease of $1,238.5 million. In addition to the above, the Combined Companies' 1999 divestiture activity reflects $23.6 million of proceeds from the sale of Foods Unaligned businesses compared to $733.2 million in 1998. The 1999 and 1998 (loss) return on investment of ($2.3) million and $67.6 million, respectively, in the consolidated investing flows is eliminated in the combined flows as the Foods and Wise operations are included in the Combined Companies.

Capital expenditures for the Company in 1999 increased $22.3 million to $74.8 million in 1999 from $52.5 million in 1998. Capital expenditures for the Combined Companies increased $41.7 million to $141.9 million in 1999 from $100.2 million in 1998. The increase is the result of plant expansion projects to increase capacity in the Chemical operations, the implementation of an enterprise-wide system and new product manufacturing line investments in the Foods business.

The Company's and Combined Companies' planned 2000 capital expenditures are approximately $108 million and $186 million, respectively. The budgeted capital expenditures include plans to continue to increase capacity in the Chemical operations and to further invest in new product manufacturing lines in the Foods business. The capital expenditures will be financed through operations and, potentially, the available line of credit.

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

The $335.9 million in 1998 proceeds from business divestitures of the Company consisted of: $304.8 million from the sale of Decorative Products, $15.5 million from the sale of a Latin American plastic films business and $15.6 million from the sale of the commercial and industrial wallcoverings business. The 1997 divestiture proceeds of $458.6 million included $405.2 million for the dairy business, $40.0 million from the sale of a trademark and $13.4 million of additional proceeds related to the sale of a Spanish food company.

The $972.4 million of cash generated by the Combined Companies from investing activities in 1998 was a $611.5 million improvement over 1997. This improvement is primarily due to increased proceeds from the sale of businesses and reduced expenditures for business purchases.

In addition to the business divestiture proceeds listed above for the Company, the Combined Companies' 1998 business divestiture proceeds included $733.2 million from the sale of Foods Unaligned businesses, and $2.1 million from the sale of the Wise Caribbean based distributorship. The Combined Companies' 1997 business sales included the sale of Foods' Cracker Jack and domestic cheese businesses.

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

FINANCING

1999 vs. 1998
-------------
Consolidated financing activities used $319.1 million cash in 1999 compared to cash generated of $105.9 million in 1998. The difference of $425.0 million is primarily due to $411.8 million of 1998 affiliated borrowings from Foods, representing proceeds from the sale of Foods Unaligned businesses, and BWHLLC, compared to 1999 net affiliated repayments/loans of $225.5 million. The 1999 affiliated activity includes repayments to BWHLLC and Foods of $169.3 million and a short-term loan of $56.2 million to CCPC Acquisition Corp., an affiliate of the Company's parent, as described in Note 19. The 1998 borrowings from Foods were partially offset by repayment of a $236.0 million revolving line of credit.

Combined financing activities used $279.5 million in 1999 compared to $441.9 million used in 1998. The $162.4 million increased use of cash in 1998 was primarily due to $236.7 million repayment of a revolving line of credit using business divestiture proceeds and a $272.2 million distribution to a Foods affiliate, partially offset by 1998 borrowings from BWHLLC of $134.3 million. The 1999 financing activities include net repayment of affiliated borrowings from BWHLLC of $123.4 million and a short-term loan of $56.2 million provided to CCPC Acquisition Corp. (See Note 19 to the Consolidated and Combined Financial Statements).

1998 vs. 1997
-------------

Financing activity for the Company generated cash of $105.9 million in 1998 compared to using cash of $259.7 million in 1997. The difference of $365.6 million is due primarily to the net debt repayments and affiliated borrowings. In 1998 the Company borrowed a total of $411.8 million from Foods, which Foods had received as proceeds from the sale of its Unaligned businesses, and BWHLLC, of which $236.0 was used to repay a revolving line of credit. The 1997 financing activities included long-term debt net repayments of $188.8 million and no affiliated borrowings or repayments.

Combined Companies' financing activities in 1998 used $441.9 million compared to a use of $254.4 million in 1997. The Combined Companies financing activities include the above with the exception of the affiliated borrowings from Foods which are eliminated. The Combined Companies' financing activities also included a $272.2 million distribution from Foods to an affiliate that is not within the Combined Companies controlled group, but has an ownership interest in the trademarks that were sold with the Foods Unaligned businesses.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

As of December 31, 1999, the Company and the Combined Companies had $895.0 million in contractually committed lines of credit (the "Credit Agreement") of which $797.1 million (net of $97.9 million in letters of credit) was available. The cash held by the Company of $195.2 million and the Combined Companies of $228.4 million as of December 31, 1999 and the cash available under the Credit Agreement may be used for acquisitions and to fund working capital needs and capital expenditures.

As part of the common control exercised over the Company and Combined Companies, procedures are established to enter into borrowings between the business units at market interest rates.

The Company and Combined Companies expect to have enough liquidity to fund working capital requirements, support capital expenditures and pay preferred dividends during 2000 and in future years due to cash from operations and amounts available under the Credit Agreement.

As of December 31, 1999, the Company and the Combined Companies had $180.6 million and $192.5 million, respectively, in deferred tax assets that related to foreign and alternative minimum tax credits as well as net operating loss carryforwards. These credits and carryforwards, net of valuation allowances of $37.7 million and $43.0 million for the Company and Combined Companies, respectively, are expected to reduce future tax liabilities.

RISK MANAGEMENT:
----------------

The Company and Combined Companies enter into various financial instruments, primarily to hedge interest rate risk and foreign currency exchange risk. The Company and Combined Companies also enter into raw materials purchasing contracts and contracts with customers to mitigate commodity price risks.

FOREIGN EXCHANGE RISK
---------------------

In 1999 and 1998, international operations accounted for approximately 33% and 28% of the Company's and Combined Companies' sales, respectively. As a result, there is exposure to foreign exchange risk on transactions that are denominated in a currency other than the business unit's functional currency. Such transactions include foreign currency denominated imports and exports of raw materials and finished goods (both intercompany and third party), and loan payments (both intercompany and third party). In almost all cases, the functional currency is the unit's local currency.

It is the Company's and Combined Companies' policy to reduce foreign currency cash flow exposure due to exchange rate fluctuations by hedging firmly committed foreign currency transactions wherever economically feasible. The use of forward and option contracts protects cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract. The Company and Combined Companies do not hedge foreign currency exposure in a manner that would entirely eliminate the effect of changes in foreign currency exchange rates on net income and cash flow. The Company and Combined Companies do not speculate in foreign currency and do not hedge foreign currency translation or foreign currency net assets and liabilities. The counterparties to the forward contracts are financial institutions with investment grade credit ratings.

Foreign exchange risk is also mitigated because the Company and Combined Companies operate in many foreign countries, reducing the concentration of risk in any one currency. In addition, foreign operations have limited imports and exports, reducing the potential impact of foreign currency exchange rate fluctuations. With other factors being equal, such as the performance of individual foreign economies, an average 10% foreign exchange increase or decrease in any one country would not materially impact operating results or cash flow, except for Canada which would significantly impact the Company's operating results. Although considered unlikely, an average 10% foreign exchange increase or decrease in all countries may materially impact operating results of the Company and Combined Companies.

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

A summary of forward currency and option contracts outstanding as of December 31, 1999 and 1998, follows. All contracts summarized for 1999 are entered into by the Company and Combined Companies except the European Monetary Unit which relates only to the Combined Companies. All contracts summarized for 1998 were entered into by the Company and Combined Companies except the Italian Lire which relates only to the Combined Companies. Fair values are determined from quoted market prices at December 31, 1999 and 1998.

-------------------------------------------------------------------------------------------------------------------
                                       1999                                             1998
--------------------------------------------------  ----------------------------------------------
  AVERAGE     AVERAGE    FORWARD      FAIR VALUE     AVERAGE    AVERAGE  FORWARD      FAIR VALUE
   DAYS      CONTRACT    POSITION     GAIN/(LOSS)     DAYS     CONTRACT  POSITION    GAIN/ (LOSS)
TO MATURITY    RATE    (IN MILLIONS) (IN MILLIONS)  TO MATURITY  RATE   (IN MILLIONS)(IN MILLIONS)
  --------  --------- -------------- ------------- ------------ -------- -----------  ------------
CURRENCY TO BUY
WITH U.S. DOLLARS
--------------------
Canadian Dollars         -          -         -             -          4           1.55  $     26.8      $ 0.2
Japanese Yen (1)         29    112.42  $    3.7  $        0.4         96          114.6         1.9          -

CURRENCY TO SELL
 FOR U.S. DOLLARS
---------------------
Australian Dollars       11      0.65       0.5             -         57            .61         2.0          -
British Pound            35      1.61      73.1          (0.3)         -              -           -          -
Canadian Dollars         56      1.46       0.3             -         56           1.53         9.0        0.1
European Monetary Unit   60      1.01      14.1           0.1          -              -           -          -
Italian Lire              -         -         -             -         29        1,682.6        16.1       (0.3)
----------------------------------------------------------------------------------------------------------------

(1) At December 31, 1999, amounts include option contracts of $2.5 million, with 38 average days to maturity, 111.39 average contract rate and fair value gain of $0.2 million. There were no option contracts outstanding at December 31, 1998.

INTEREST RATE RISK

The Company has historically utilized interest rate swaps to lower funding costs or to alter interest rate exposures between fixed and floating rates on long-term debt. The Company does not enter into speculative swaps or other financial contracts. As of December 31, 1999 and 1998, two interest rate swaps were outstanding with a combined notional value of $224.3 million. Although originally entered into as a hedge, an interest rate swap having a notional amount of $200 million no longer meets the criteria for hedge accounting and is marked to market.

Fair values of the swaps are independently provided using estimated mid-market levels. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between the fixed rate and floating rate interest amounts calculated by reference to the agreed notional principal amount. On average, the Company paid 10.4% and received 5.2% on the swaps in 1999 and paid 10.4% and received 5.6% in 1998. These swaps mature on September 1, 2000, and December 1, 2002. A 1% increase or decrease in market interest rates would result in a $2.2 million increase or decrease, respectively, in the fair value of the interest rate swap agreements at December 31, 1999 and 1998. The Company is exposed to credit related losses in the event of nonperformance by the counterparties to these swaps, although no such losses are expected as the counterparties are financial institutions having an investment grade credit rating.

A summary of interest rate swaps for both the Company and Combined Companies as of December 31, 1999 and 1998 follows:

-----------------------------------------------------------------------------------------------------------
                                                  1999                                 1998
                                     ---------------------------------   ----------------------------------
   NOTIONAL                                     AVERAGE      FAIR                  AVERAGE       FAIR
   AMOUNT       TRADE   TERMINATION    FIXED    RECEIVE      VALUE        FIXED    RECEIVE       VALUE
(IN MILLIONS)    DATE       DATE      PAY RATE   RATE    (IN MILLIONS)  PAY RATE     RATE    (IN MILLIONS)
------------  -------  -----------  ---------  --------  -------------  ---------  --------  --------------
$24.3          12/1/92     12/01/02     13.65%    5.4%        (4.4)      13.65 %     5.9 %        (7.3)
200.0          9/17/85      9/01/00     10.00%    5.2%       (10.6)      10.00 %     5.5 %       (21.4)
-----------------------------------------------------------------------------------------------------------

The interest rate on most debt agreements is fixed or essentially fixed through the use of interest rate swaps discussed above. A 10% increase or decrease in the interest rate of the variable debt agreements would have an immaterial effect on the Company's and Combined Companies' net income. The fair value of publicly held debt is based on the price at which the bonds are trading at December 31, 1999 and 1998. All other debt fair values are determined from quoted market interest rates at December 31, 1999 and 1998.

A summary of the Company's outstanding debt as of December 31, 1999 and 1998 follows:

----------------------------------------------------------------------------------------------------------------------
                                            1999                                         1998 (1)
                       ---------------------------------------------   ----------------------------------------------
                                         Weighted          Fair                           Weighted         Fair
                           Debt           Average          Value            Debt          Average          Value
Year                  (in millions)    Interest Rate   (in millions)   (in millions)   Interest Rate   (in millions)
--------------------  --------------  ---------------  --------------  --------------  --------------  --------------
2000                         $  17.7             8.3%         $  17.7         $  10.3            7.2%        $   10.6
2001                             1.8             9.5%             1.8             1.8            9.4%             1.8
2002                             3.3             8.1%             3.3             3.9            8.4%             4.1
2003                               -               -                -               -              -                -
2004                               -               -                -               -              -                -
2005 and thereafter            536.0             8.4%           451.1           536.0            8.1%           534.4
                             -------                          -------         -------                        --------
                            $  558.8                          $ 473.9         $ 552.0                        $  550.9
----------------------------------------------------------------------------------------------------------------------


(1) December 31, 1998 amounts reflect outstanding debt for years shown.


A summary of the Combined Companies' outstanding debt as of December 31, 1999 and 1998 follows:

---------------------------------------------------------------------------------------------------------------------
                                        1999                                              1998 (1)
                       ----------------------------------------------  ---------------------------------------------
                                          Weighted          Fair                          Weighted          Fair
                           Debt           Average          Value            Debt          Average          Value
Year                  (in millions)    Interest Rate   (in millions)   (in millions)   Interest Rate   (in millions)
--------------------  --------------  ---------------  --------------  --------------  --------------  --------------
2000                        $   18.1             8.2%        $   18.2         $  10.3            7.2%         $  10.6
2001                             2.1             7.9%             2.1             2.4            6.9%             2.4
2002                             3.6             7.3%             3.7             4.6            7.2%             4.7
2003                             0.7             0.2%             0.7             0.7            0.0%             0.5
2004                             0.8             0.2%             0.8             0.6            0.0%             0.5
2005 and thereafter            536.9             8.4%           451.8           536.0            8.1%           534.3
                       --------------                   --------------  --------------                  -------------
                             $ 562.2                         $  477.3         $ 554.6                         $ 553.0
---------------------------------------------------------------------------------------------------------------------

(1) December 31, 1998 amounts reflect outstanding debt for years shown.

The Company and Combined Companies do not use derivative financial instruments in investment portfolios. Cash equivalent investments are placed with instruments that meet credit quality standards. These standards are established within the Company's investment policies, which also limit the exposure to any one issue. At December 31, 1999 and 1998, approximately $73.3 million and $661.6 million, respectively, for the Company and $73.3 million and $671.4 million, respectively, for Combined Companies was invested primarily in commercial paper and money market funds. At December 31, 1999 and 1998, the average maturity period of the commercial paper investments was 25 days and 18 days, respectively, with an average interest rate of 6.2% and 5.3%, respectively. The average rate on December 31, 1999 and 1998 of the money market fund investments was 5.7% and 5.1%, respectively. Due to the short maturity of the Company's cash equivalents, the carrying value on these investments approximates fair value and the interest rate risk is not significant. A 10% increase or decrease in interest returns on invested cash would have an immaterial effect on the Company's and Combined Companies' net income and cash flow at December 31, 1999 and 1998.

The $56.2 million carrying value of the Company and Combined Companies' loan receivable from affiliate approximates fair value as the loan bears interest at a market interest rate.

COMMODITY RISK
--------------

The Company is exposed to price risks associated with raw materials purchases, most significantly with methanol, phenol and urea. For these commodity raw materials, the Company has supply contracts, with periodic price adjustment provisions. The commodity risk is significantly moderated through use of customer contracts with selling price provisions that are indexed to publicly available indices for these commodity raw materials. There are no active futures markets for the major raw materials used by the Company.

In addition to that described above for the Company, the Combined Companies enter into contracts with suppliers with specified prices and volumes. Except for vegetable oils and corn, there are no active futures markets for major commodities used by the Combined Companies. In the case of oils and corn used by Wise, the futures markets are used to determine prices contracted with suppliers.

EQUITY PRICE RISK
-----------------

As partial consideration for two divested business units, the Company and Combined Companies received and hold as of December 31, 1999, a 33% investment in AEPI and an 11% investment in IHDG (see Note 9 to the Consolidated and Combined Financial Statements). As of December 31, 1998, the Company and Combined Companies reduced the carrying amount of the AEPI investment by $26.7 million to the closing December 31, 1998, market stock price, as stated on the NASDAQ, to reflect the drop in market price in 1998 which was judged by management to be "other than temporary". In 1999, the Company and Combined Companies recorded a charge of $3.0 million to reduce the carrying value of the IHDG investment to zero due to the significant declines in the business, which were judged by management to be "other than temporary". Shares of IHDG are not publicly traded.

The carrying value of the Company's and Combined Companies' $50.0 million investment in World Kitchen preferred stock is considered by management to equal the fair value as a result of World Kitchen's recent fourth quarter 1999 acquisitions to which the investment relates.

A summary of the AEPI investment as of December 31, 1999 and 1998 follows:

-------------------------------------------------------------------------------------------

                                         1999                             1998
                             -----------------------------  ------------------------------
                               CARRYING          FAIR          CARRYING          FAIR
                    DATE        VALUE           VALUE           VALUE           VALUE
   DESCRIPTION    ACQUIRED   (IN MILLIONS)   (IN MILLIONS)   (IN MILLIONS)   (IN MILLIONS)
-----------------  --------  --------------  --------------  --------------  --------------
AEPI common stock  10/11/96  $         47.0  $         62.1  $         52.5  $         52.5
-------------------------------------------------------------------------------------------

Readers are cautioned that forward-looking statements contained under the heading of "Risk Management" should be read in conjunction with the disclosure under the heading: "Forward-Looking and Cautionary Statements".

IMPACT OF THE YEAR 2000 ISSUE:
------------------------------

The Company and Combined Companies completed their Year 2000 preparedness program on a timely basis. Costs to complete the program included investments in enterprise-wide information systems of approximately $73 million and $120 million for the Company and Combined Companies, respectively, and an approximate $7 million and $15 million for the Company and Combined Companies, respectively, to make the remaining systems Year 2000 compliant. Since the rollover to January 1, 2000, the Year 2000 issue has not significantly impacted the operations or results of the Company or Combined Companies, or their significant suppliers and customers. Although management cannot provide assurances regarding the impact of the Year 2000 issue on suppliers and customers, the potential future disruption caused by such parties, if any, are expected to be isolated and not materially impact the financial condition or results of the Company or Combined Companies.

Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the disclosure under the heading:
"Forward-Looking and Cautionary Statements".

RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard requires all derivatives be measured at fair value and recorded on a company's balance sheet as an asset or liability, depending upon the company's underlying rights or obligations associated with the derivative instrument. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This statement defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company and Combined Companies continue to investigate the impact of this pronouncement.

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

ITEM 7A:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------   -----------------------------------------------------------

Refer to the "Risk Management" section included in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

--------------------------------------------------------------------------------------------
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
BORDEN, INC.
                                                                  Year ended December 31,
(In millions, except per share data)                           1999        1998       1997
--------------------------------------------------------------------------------------------
  Net sales                                                   $1,360.2   $1,399.7   $1,487.7
  Cost of goods sold                                             936.0    1,008.2    1,124.5
                                                              ---------  ---------  ---------

  Gross margin                                                   424.2      391.5      363.2
                                                              ---------  ---------  ---------

  Distribution expense                                            56.0       51.0       52.8
  Marketing expense                                               75.4       78.9       87.2
  General & administrative expense                               132.1      127.0      107.7
  Business realignment and asset write-offs                       41.6        2.5       16.0
  Gain on divestiture of businesses                               (7.4)      (8.3)         -
                                                              ---------  ---------  ---------

  Operating income                                               126.5      140.4       99.5
                                                              ---------  ---------  ---------

  Interest expense                                                63.1       64.4       93.0
  Affiliated interest expense (income), net of affiliated
       interest income of $0.9, $2.2 and $27.1, respectively      19.1       22.8      (26.5)
  Interest income and other                                      (34.8)     (30.9)      (6.4)
  Impairment of investments                                        3.0       26.7          -
                                                              ---------  ---------  ---------

  Income from continuing operations
       before income tax                                          76.1       57.4       39.4
  Income tax expense                                              20.8       33.8       22.2
                                                              ---------  ---------  ---------

  Income from continuing operations                               55.3       23.6       17.2
                                                              ---------  ---------  ---------

  Discontinued operations:
       (Loss) income from operations, net of tax                  (0.4)       2.3       30.7
       (Loss) gain on disposal, net of tax                        (2.0)      36.7      173.4
                                                              ---------  ---------  ---------

  Net income                                                      52.9       62.6      221.3

  Preferred stock dividends                                      (73.7)     (73.7)     (73.7)
                                                              ---------  ---------  ---------

  Net (loss) income applicable to common stock                $  (20.8)  $  (11.1)  $  147.6
                                                              =========  =========  =========
---------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
(CONTINUED)
BORDEN, INC.

                                                 Year ended December 31,
(In millions, except per share data)             1999     1998    1997
--------------------------------------------------------------------------

     Basic and Diluted Per Share Data
     --------------------------------
  Income from continuing operations             $ 0.28   $ 0.12   $ 0.09
  Discontinued operations:
       Income from operations                        -     0.01     0.15
       (Loss) gain on disposal, net of tax       (0.01)    0.18     0.87
                                                -------  -------  -------


  Net income                                      0.27     0.31     1.11
  Preferred stock dividends                      (0.37)   (0.37)   (0.37)
                                                -------  -------  -------

  Net (loss) income applicable to common stock  $(0.10)  $(0.06)  $ 0.74
                                                =======  =======  =======

  Dividends per common share                    $ 0.32   $ 0.30   $ 0.26
  Dividends per preferred share                 $ 3.00   $ 3.00   $ 3.00

  Average number of common shares outstanding
       during the period                         199.0    199.0    199.0
--------------------------------------------------------------------------
See Notes to Consolidated and Combined Financial Statements

---------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
BORDEN, INC.

(In millions)

                                                          December 31,    December 31,
ASSETS                                                        1999            1998
---------------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and equivalents                                   $       195.2   $       672.1
  Accounts receivable (less allowance for doubtful
      accounts of $11.8 in 1999 and $10.4 in 1998)               215.0           210.7
  Loan receivable from affiliate                                  56.2               -
  Inventories:
      Finished and in-process goods                               62.8            61.9
      Raw materials and supplies                                  50.4            50.6
  Deferred income taxes                                           42.4            58.2
  Other current assets                                            15.3            18.4
                                                         --------------  --------------
                                                                 637.3         1,071.9
                                                         --------------  --------------

INVESTMENTS AND OTHER ASSETS
  Investments                                                     64.0            73.8
  Investment in affiliate                                         51.5               -
  Deferred income taxes                                          109.5           104.5
  Prepaid pension assets                                         129.7           133.3
  Other assets                                                    36.3            38.0
  Assets sold under contractual arrangement (net of
      allowance of $62.6 in 1999 and 1998) (See Note 4)           48.2            46.0
                                                         --------------  --------------
                                                                 439.2           395.6
                                                         --------------  --------------

PROPERTY AND EQUIPMENT
  Land                                                            25.6            25.7
  Buildings                                                       97.9            93.2
  Machinery and equipment                                        739.1           676.0
                                                         --------------  --------------
                                                                 862.6           794.9
  Less accumulated depreciation                                 (323.8)         (324.0)
                                                         --------------  --------------
                                                                 538.8           470.9

INTANGIBLES
  Net of accumulated amortization of $16.1 in 1999 and
       $12.3 in 1998                                             112.1            66.3
                                                         --------------  --------------

TOTAL ASSETS                                             $     1,727.4   $     2,004.7
                                                         ==============  ==============
---------------------------------------------------------------------------------------
See Notes to Consolidated and Combined Financial Statements

------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
BORDEN, INC.

(In millions, except share data)
                                                                December 31,   December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                1999          1998
------------------------------------------------------------------------------------------



CURRENT LIABILITIES
  Accounts and drafts payable                                      $  137.4   $  113.5
  Debt payable within one year                                         17.7       16.1
  Income taxes payable                                                244.1      284.7
  Loans payable with affiliates                                       246.6      415.8
  Other current liabilities                                           178.6      200.7
                                                                   ---------  ---------
                                                                      824.4    1,030.8
                                                                   ---------  ---------

OTHER LIABILITIES
  Liabilities sold under contractual arrangement                       41.6       41.6
  Long-term debt                                                      541.1      552.0
  Non-pension post-employment benefit obligations                     176.1      197.3
  Other long-term liabilities                                          80.0       93.7
                                                                   ---------  ---------
                                                                      838.8      884.6
                                                                   ---------  ---------
COMMITMENTS AND CONTINGENCIES (SEE NOTE 20)

SHAREHOLDERS' EQUITY
  Preferred stock - Issued 24,574,751 shares                          614.4      614.4
  Common stock - $0.01 par value: authorized 300,000,000 shares,
     Issued 198,974,994 shares                                          2.0        2.0
  Paid in capital                                                     355.7      358.9
  Receivable from parent                                             (414.9)    (415.3)
  Accumulated other comprehensive income                              (52.5)     (51.0)
  Accumulated deficit                                                (440.5)    (419.7)
                                                                   ---------  ---------
                                                                       64.2       89.3
                                                                   ---------  ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $1,727.4   $2,004.7
                                                                   =========  =========

------------------------------------------------------------------------------------------
See Notes to Consolidated and Combined Financial Statements


----------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
BORDEN, INC.
                                                          Year ended December 31,
(In millions)                                           1999       1998      1997
----------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES

  Net income                                            $  52.9   $  62.6   $ 221.3
  Adjustments to reconcile net income to net
   cash from (used in) operating activities:
   Loss (gain) on disposal of discontinued operations       3.1    (111.6)   (308.2)
   Gain on divestiture of businesses                       (7.4)     (8.3)        -
   Deferred tax provision                                   4.5      84.5      70.8
   Depreciation and amortization                           54.2      50.9      38.9
   Unrealized gain on interest rate swap                  (10.8)     (4.1)     (4.1)
   Business realignment and asset write-offs               41.6       2.5      16.0
   Impairment of investment                                 3.0      26.7         -
  Net change in assets and liabilities:
   Trade receivables                                        3.9      (0.9)     (9.4)
   Inventories                                             (0.4)     (5.8)      1.8
   Trade payables                                          13.5     (17.8)    (14.2)
   Income taxes                                           (30.6)     27.3     (50.8)
   Other assets                                            (6.3)     44.8      12.0
   Other liabilities                                      (49.5)   (107.8)   (132.4)
   Discontinued operations working capital                    -       3.0      61.3
                                                        --------  --------  --------
                                                           71.7      46.0     (97.0)
                                                        --------  --------  --------

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES
  Capital expenditures                                   (74.8)    (52.5)   (129.7)
  Proceeds from the divestiture of businesses              7.6     335.9     458.6
  Purchase of businesses, net of cash acquired          (119.6)    (14.4)    (90.9)
  Proceeds from the sale of fixed assets                   9.6         -       6.7
  Return from (investment in) affiliate                  (52.3)     67.6     186.1
                                                       --------  --------  --------
                                                        (229.5)    336.6     430.8
                                                       --------  --------  --------

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES
  Net short-term debt (repayments) borrowings             (3.8)      3.8       2.8
  Borrowings of long-term debt                               -         -     235.0
  Repayment of long-term debt                             (0.6)   (236.0)   (423.8)
  Affiliated borrowings (repayments/ loans)             (225.5)    411.8         -
  Interest received from parent                           48.9      60.4      50.8
  Common stock dividends paid                            (64.4)    (60.4)    (50.8)
  Preferred stock dividends paid                         (73.7)    (73.7)    (73.7)
                                                       --------  --------  --------
                                                        (319.1)    105.9    (259.7)
                                                       --------  --------  --------

-----------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
BORDEN, INC.

                                                                  Year ended December 31,
(In millions)                                                     1999      1998      1997
--------------------------------------------------------------------------------------------
  (Decrease) increase in cash and equivalents                  $(476.9)  $488.5      $ 74.1
  Cash and equivalents at beginning
    of year                                                      672.1    183.6       109.5
                                                              --------  -------      ------
  Cash and equivalents at end
    of year                                                    $ 195.2   $672.1      $183.6
                                                              ========  =======      ======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid:
    Interest, net                                              $  55.1   $ 47.6      $ 84.5
    Taxes                                                         46.1     21.2       111.6
  Non-cash activity:
    Distribution of note receivable from Company's parent
        to cancel options                                            -     39.2           -
    Investment retained in IHDG                                      -      3.0           -
    Capital contribution by parent                                26.4     42.9        24.5
    Non-cash proceeds relating to the Foods sale                     -        -        20.0
    Accrued dividends on investment in affiliate                   1.5        -           -
    Reclassification of minimum pension liability adjustment
        from/(to) shareholders' equity                             1.5     (3.6)      109.2
-------------------------------------------------------------------------------------------
See Notes to Consolidated and Combined Financial Statements

------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
BORDEN, INC.

(In millions)
------------------------------------------------------------------------------------------------------------------------
                                                                                          Accumulated
                                                     Preferred  Common  Paid-in Receivable    Other    Accumulated
                                                        Stock    Stock  Capital   from    Comprehensive Deficit   Total
                                                                                 Parent      Income
------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                                $614.4  $2.0  $379.9   $(443.6)  $(136.4)  $(556.2)  $(139.9)
------------------------------------------------------------------------------------------------------------------------
Net income                                                                                             221.3     221.3

Translation adjustments and other                                                            (20.8)              (20.8)

Minimum pension liability (net of $69.8 tax)                                                 109.2               109.2
                                                                                                               --------

COMPREHENSIVE INCOME                                                                                             309.7
                                                                                                               --------

Preferred stock dividends                                                                              (73.7)    (73.7)

Common stock dividends                                                   (51.4)                                  (51.4)

Interest accrued on notes from parent (net of $20.0 tax)                  31.0      (0.5)                         30.5

Capital contribution from parent                                          24.5                                    24.5

Additional note from Foods
transaction                                                                        (20.0)                        (20.0)
------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                                $614.4  $2.0  $384.0   $(464.1)  $ (48.0)  $(408.6)  $  79.7
------------------------------------------------------------------------------------------------------------------------
Net income                                                                                              62.6      62.6

Translation adjustments and other                                                              0.6                 0.6

Minimum pension liability (net of $2.0 tax)                                                   (3.6)               (3.6)
                                                                                                               --------

COMPREHENSIVE INCOME                                                                                              59.6
                                                                                                               --------

Preferred stock dividends                                                                              (73.7)    (73.7)

Common stock dividends                                                   (59.5)                                  (59.5)

Interest accrued on notes from parent (net of $19.9 tax)                  30.7       9.6                          40.3

Capital contribution from parent                                          42.9                                    42.9

Cancel option on Decorative Products                                     (39.2)     39.2                             -
------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                                $614.4  $2.0  $358.9   $(415.3)  $ (51.0)  $(419.7)  $  89.3
------------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated and Combined Financial Statements

----------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
BORDEN, INC.

(In millions)
----------------------------------------------------------------------------------------------------------------------
                                                                                         Accumulated
                                                    Preferred  Common  Paid-in  Receivable  Other   Accumulated
                                                       Stock   Stock   Capital    from  Comprehensive Deficit   Total
                                                                                  Parent     Income
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                                $614.4  $2.0  $358.9   $(415.3)  $(51.0)   $(419.7)   $89.3
----------------------------------------------------------------------------------------------------------------------

Net income                                                                                              52.9     52.9

Translation adjustments and other                                                             (3.0)              (3.0)

Minimum pension liability (net of $0.8 tax)                                                    1.5                1.5
                                                                                                               -------

COMPREHENSIVE INCOME                                                                                             51.4
                                                                                                               -------

Preferred stock dividends                                                                              (73.7)   (73.7)

Common stock dividends                                                   (64.1)                                 (64.1)

Interest accrued on notes from parent (net of $14.0 tax)                  34.5       0.4                         34.9

Capital contribution from parent                                          26.4                                   26.4
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                                $614.4  $2.0  $355.7   $(414.9)  $ (52.5)  $(440.5)  $ 64.2
----------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated and Combined Financial Statements

--------------------------------------------------------------------------------------
COMBINED STATEMENTS OF OPERATIONS
BORDEN, INC. AND AFFILIATES

                                                          Year ended December 31,
(In millions)                                            1999       1998       1997
--------------------------------------------------------------------------------------
  Net sales                                            $2,137.1   $2,334.5   $3,481.6
  Cost of goods sold                                    1,342.8    1,548.6    2,302.1
                                                       ---------  ---------  ---------

  Gross margin                                            794.3      785.9    1,179.5
                                                       ---------  ---------  ---------

  Distribution expense                                    127.6      124.3      175.7
  Marketing expense                                       309.5      327.1      557.6
  General & administrative expense                        208.6      225.1      251.5
  Business realignment and asset write-offs                42.3       21.6       16.0
  Gain on divestiture of businesses                       (56.5)    (378.7)    (122.6)
                                                       ---------  ---------  ---------

  Operating income                                        162.8      466.5      301.3
                                                       ---------  ---------  ---------

  Interest expense                                         63.2       65.5       93.3
  Affiliated interest expense                               5.3        5.4          -
  Interest income and other                               (33.8)     (34.8)      (9.1)
  Impairment of investments                                 3.0       26.7          -
                                                       ---------  ---------  ---------

  Income from continuing operations
     before income tax                                    125.1      403.7      217.1
  Income tax expense                                       32.9      132.4      124.0
                                                       ---------  ---------  ---------

  Income from continuing operations                        92.2      271.3       93.1
                                                       ---------  ---------  ---------

  Discontinued operations:
     (Loss) income from operations, net of tax             (0.4)       2.3       30.7
     (Loss) gain on disposal, net of tax                   (3.1)      36.7      154.4
                                                       ---------  ---------  ---------

  Income before cumulative effect of change
     in accounting principle                               88.7      310.3      278.2

  Cumulative effect of change in accounting principle      (2.8)         -          -
                                                       ---------  ---------  ---------

  Net income                                               85.9      310.3      278.2

  Affiliate's share of income                              (5.1)    (142.0)     (73.4)

  Preferred stock dividends                               (73.7)     (73.7)     (73.7)
                                                       ---------  ---------  ---------

  Net income applicable to common stock                $    7.1   $   94.6   $  131.1
                                                       =========  =========  =========
--------------------------------------------------------------------------------------
See Notes to Consolidated and Combined Financial Statements


-----------------------------------------------------------------------------------------------------
COMBINED BALANCE SHEETS
BORDEN, INC. AND AFFILIATES

(In millions)
                                                                        December 31,    December 31,
ASSETS                                                                      1999            1998
-----------------------------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and equivalents                                                 $       228.4   $       695.5
  Accounts receivable (less allowance for doubtful accounts of $15.4
     in 1999 and $13.8 in 1998)                                                296.9           291.7
  Loan receivable from affiliate                                                56.2               -
  Inventories:
     Finished and in-process goods                                             114.8           108.9
     Raw materials and supplies                                                 84.3            81.3
  Deferred income taxes                                                         60.8            84.1
  Other current assets                                                          24.0            33.3
                                                                       --------------  --------------
                                                                               865.4         1,294.8
                                                                       --------------  --------------

INVESTMENTS AND OTHER ASSETS
  Investments                                                                   64.0            73.8
  Investment in affiliate                                                       51.5               -
  Deferred income taxes                                                         82.1           104.5
  Prepaid pension assets                                                       140.8           140.8
  Other assets                                                                  32.7            34.8
                                                                       --------------  --------------
                                                                               371.1           353.9
                                                                       --------------  --------------

PROPERTY AND EQUIPMENT
  Land                                                                          38.8            39.4
  Buildings                                                                    192.6           194.3
  Machinery and equipment                                                    1,088.1         1,000.4
                                                                       --------------  --------------
                                                                             1,319.5         1,234.1
  Less accumulated depreciation                                               (548.2)         (554.6)
                                                                       --------------  --------------
                                                                               771.3           679.5

INTANGIBLES
  Net of accumulated amortization of $146.9 in 1999 and
     $132.0 in 1998                                                            423.5           386.2
                                                                       --------------  --------------

TOTAL ASSETS                                                           $     2,431.3   $     2,714.4
                                                                       ==============  ==============

-----------------------------------------------------------------------------------------------------
See Notes to Consolidated and Combined Financial Statements



----------------------------------------------------------------------------
COMBINED BALANCE SHEETS
BORDEN, INC. AND AFFILIATES

(In millions)

                                              December 31,    December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY              1999            1998
----------------------------------------------------------------------------
CURRENT LIABILITIES
  Accounts and drafts payable                $       197.3   $       185.4
  Debt payable within one year                        18.1            23.1
  Income taxes payable                               255.8           279.8
  Loans with affiliates                               14.5           138.2
  Other current liabilities                          257.7           355.1
                                             --------------  --------------
                                                     743.4           981.6
                                             --------------  --------------

OTHER LIABILITIES
  Long-term debt                                     544.1           554.6
  Non-pension post-employment
     benefit obligations                             193.9           214.6
  Other long-term liabilities                         87.1           129.7
                                             --------------  --------------
                                                     825.1           898.9
                                             --------------  --------------
COMMITMENTS AND CONTINGENCIES (SEE NOTE 20)

SHAREHOLDERS' EQUITY
  Preferred stock                                    614.4           614.4
  Common stock                                         2.0             2.0
  Paid in capital                                    664.4           653.5
  Receivable from parent                            (414.9)         (415.3)
  Affiliate's interest in subsidiary                  66.2            60.8
  Accumulated other comprehensive income             (84.1)          (89.2)
  Retained earnings                                   14.8             7.7
                                             --------------  --------------
                                                     862.8           833.9
                                             --------------  --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $     2,431.3   $     2,714.4
                                             ==============  ==============

----------------------------------------------------------------------------
See Notes to Consolidated and Combined Financial Statements

------------------------------------------------------------------------------------
COMBINED STATEMENTS OF CASH FLOWS
BORDEN, INC. AND AFFILIATES

                                                         Year ended December 31,
(In millions)                                           1999      1998       1997
------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net income                                             $  85.9   $  310.3   $ 278.2
  Adjustments to reconcile net income to net
    cash from (used in) operating activities:
    Loss (gain) on disposal of discontinued operations       4.9     (111.6)   (248.2)
    Gain on divestiture of businesses                      (56.5)    (378.7)   (122.6)
    Deferred tax provision                                  24.4      157.0      30.3
    Depreciation and amortization                           92.1       86.6      96.3
    Unrealized gain on interest rate swap                  (10.8)      (4.1)     (4.1)
    Business realignment and asset write-offs               42.3       27.7      17.0
    Impairment of investment                                 3.0       26.7         -
  Net change in assets and liabilities:
    Trade receivables                                       (5.5)      51.8       4.9
    Inventories                                            (12.0)      15.7      24.1
    Trade payables                                           1.5      (33.2)    (61.7)
    Income taxes                                           (16.6)     (21.4)     48.4
    Other assets                                            13.9       75.7     (35.6)
    Other liabilities                                      (88.1)    (239.1)   (115.9)
    Discontinued operations working capital                    -        3.0      36.3
                                                         --------  ---------  --------
                                                            78.5      (33.6)    (52.6)
                                                         --------  ---------  --------

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES
  Capital expenditures                                    (141.9)    (100.2)   (170.2)
  Proceeds from the divestiture of businesses               31.2    1,071.2     603.6
  Purchase of businesses                                  (119.6)     (14.4)    (91.9)
  Proceeds from the sale of fixed assets                    14.2       15.8      19.4
  Investment in affiliate                                  (50.0)         -         -
                                                         --------  --------   --------
                                                          (266.1)     972.4     360.9
                                                         --------  ---------  --------

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES
  Net short-term debt (repayments) borrowings              (10.5)       6.4      15.9
  Borrowings of long-term debt                                 -          -     235.0
  Repayment of long-term debt                               (0.2)    (236.7)   (431.6)
  Affiliated borrowings (repayments/ loans)               (179.6)     134.3         -
  Distribution to affiliate                                    -     (272.2)        -
  Interest received from parent                             48.9       60.4      50.8
  Common stock dividends paid                              (64.4)     (60.4)    (50.8)
  Preferred stock dividends paid                           (73.7)     (73.7)    (73.7)
                                                         --------  ---------  --------
                                                          (279.5)    (441.9)   (254.4)
                                                         --------  ---------  --------
--------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)
BORDEN, INC. AND AFFILIATES

                                                                   Year ended December 31,
(In millions)                                                      1999     1998      1997
-------------------------------------------------------------------------------------------
  (Decrease) increase in cash and equivalents                     $(467.1)  $496.9   $ 53.9
  Cash and equivalents at beginning
       of year                                                      695.5    198.6    144.7
                                                                  --------  -------  ------
  Cash and equivalents at end
       of year                                                    $ 228.4   $695.5   $198.6
                                                                  ========  =======  ======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid:
       Interest, net                                              $  40.8   $ 32.0   $ 80.3
       Taxes                                                         21.5     89.0    132.7
  Non-cash activity:
        Distribution of note receivable from Company's parent
            to cancel options                                           -     39.2        -
        Proceeds relating to the Foods stock sale                       -        -     20.0
        Investment retained in IHDG                                     -      3.0        -
        Capital contribution by parent                               26.4     42.9     44.5
        Affiliate's share of income                                   5.1    142.0     73.4
        Accrued dividends on investment in affiliate                  1.5        -        -
        Reclassification of minimum pension liability adjustment
           from/(to) shareholders' equity                             3.3     (5.4)   109.2
-------------------------------------------------------------------------------------------
See Notes to Consolidated and Combined Financial Statements


COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY
BORDEN, INC. AND AFFILIATES

(In millions)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Accumulated
                                                                               Receivable Affiliate's Other     Retained
                                                     Preferred Common   Paid-in  from  Interest in Comprehensive Earnings
                                                         Stock   Stock  Capital Parent Subsidiary   Income     (Deficit)  Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                                $614.4  $2.0  $683.1   $(443.6)   $87.9     $(230.4) $(218.0)  $495.4
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                       278.2     278.2

Translation adjustments and other                                                                      (60.0)              (60.0)

Minimum pension liability (net of $69.8 tax)                                                           109.2               109.2
                                                                                                                         --------

COMPREHENSIVE INCOME                                                                                                       327.4
                                                                                                                         --------

Preferred stock dividends                                                                                        (73.7)    (73.7)

Common stock dividends                                                   (51.4)                                            (51.4)

Interest accrued on notes from parent (net of $20.0 tax)                  31.0      (0.5)                                   30.5

Additional note from Foods
transaction                                                                        (20.0)                                  (20.0)

Capital contribution from parent                                          44.5                                              44.5

Affiliate's interest in subsidiary                                       (40.7)              115.4               (73.4)      1.3
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                                $614.4  $2.0  $666.5   $(464.1)   $203.3   $(181.2)  $ (86.9)  $ 754.0
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                       310.3     310.3

Translation adjustments and other                                         (0.2)                         97.4                97.2

Minimum pension liability (net of $3.0 tax)                                                             (5.4)               (5.4)
                                                                                                                         --------

COMPREHENSIVE INCOME                                                                                                       402.1
                                                                                                                         --------

Preferred stock dividends                                                                                        (73.7)    (73.7)

Common stock dividends                                                   (59.5)                                            (59.5)

Interest accrued on notes from parent (net of $19.9 tax)                  30.7       9.6                                    40.3

Cancel option on Decorative Products                                     (39.2)     39.2                                       -

Capital contribution from parent                                          42.9                                              42.9

Affiliate's interest in subsidiary                                        12.3              (142.5)             (142.0)   (272.2)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                                $614.4  $2.0  $653.5   $(415.3)  $  60.8   $ (89.2)  $   7.7   $ 833.9
----------------------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated and Combined Financial Statements


                                                            39
















-----------------------------------------------------------------------------------------------------------------------------
COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY
BORDEN, INC. AND AFFILIATES

(In millions)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                  Accumulated
                                                                          Receivable  Affiliate's    Other
                                           Preferred   Common    Paid-in     from     Interest in Comprehensive Retained
                                               Stock   Stock     Capital     Parent   Subsidiary    Income      Earnings Total
------------------------------------------------------------------------------------------------------------------------------
   Balance, December 31, 1998                    $614.4    $2.0    $653.5      $(415.3)      $60.8    $(89.2)    $7.7   $833.9
------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                       85.9     85.9

Translation adjustments and other                                                                        1.8               1.8

Minimum pension liability (net of $1.7 tax)                                                              3.3               3.3
                                                                                                                        -------

COMPREHENSIVE INCOME                                                                                                      91.0
                                                                                                                        -------

Preferred stock dividends                                                                                       (73.7)   (73.7)

Common stock dividends                                              (64.1)                                               (64.1)

Interest accrued on notes from parent (net of $14.0 tax)             34.5          0.4                                    34.9

Capital contribution from parent                                     26.4                                                 26.4

Increase in foreign tax basis and other                              14.1                      0.3                        14.4

Affiliate's interest in subsidiary                                                             5.1               (5.1)       -
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                       $614.4    $2.0    $664.4      $(414.9)      $66.2    $(84.1)  $ 14.8   $862.8
-------------------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated and Combined Financial Statements

                                                               40











































NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Dollars in millions except per share data)

1.     BACKGROUND

As a result of a merger completed on March 14, 1995, Borden, Inc. (the "Company", the "Registrant") is controlled by affiliates of Kohlberg Kravis Roberts & Co. ("KKR"). The Company is a Registrant under the Securities and Exchange Commission Rules and Regulations as a result of public debt outstanding prior to the merger and therefore elected not to apply push-down accounting in its consolidated financial statements.

At the time of the merger, the Company's principal lines of business included international and domestic food operations ("Foods") and a salty snacks business ("Wise"), as well as those described in Note 2, below, under Nature of Operations. Subsidiaries of BW Holdings, LLC ("BWHLLC", an affiliate of KKR), Wise Holdings, Inc. ("Wise Holdings") and Borden Foods Holdings Corporation ("Foods Holdings"), purchased Wise and Foods on July 2, 1996, and October 1, 1996, respectively (See Note 4). As a result of these sales, Wise and Foods, as of their respective sales dates, are no longer legally part of the Company on a consolidated basis. However, management of the Company continues to exercise significant operating and financial control over Wise and Foods. In addition, Wise Holdings and Foods Holdings provide financial guarantees to obligations under the Company's credit facility and all of the Company's outstanding publicly held debt. Because of the aforementioned control and guarantees, the Company has included, supplementally in this filing, combined financial statements of Borden, Inc. and Affiliates (the "Combined Companies") which present the financial condition and results of operations and cash flows of the Company combined with the financial condition and results of operations and cash flows of Wise and Foods. The Combined Companies' financial statements do not reflect push-down accounting and therefore present financial information on a basis consistent with that upon which credit was originally extended to the Company.

2.     NATURE OF OPERATIONS

The Company is engaged primarily in manufacturing, processing, purchasing and distributing primarily forest products and industrial resins, formaldehyde, melamine crystal and other specialty and industrial chemicals worldwide as well as consumer glues and adhesives in North America. The Company also provides infrastructure management services (see Note 21). Prior to 1998, the Company engaged in a Decorative Products business and a Dairy business. These businesses were sold on March 13, 1998 and September 4, 1997, respectively. The operating results for each of these business units are included in the Company's discontinued operations for all periods presented, consistent with the Company's ownership.

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

Approximately 55% of the Company's and the Combined Companies' manufacturing and processing facilities are located in the United States and the remainder are located in foreign countries. The majority of the long-lived assets of the Company and the Combined Companies are located in the United States. Approximately 33% and 28% of the Company and Combined Companies' sales are generated in foreign countries.

Information about the Company's operating and geographic segments is provided in
Item 1 on pages 6 to 9 and is an integral part of the Consolidated and Combined Financial Statements.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed by the Company, as summarized below, are in conformity with generally accepted accounting principles. The Combined Companies' policies are consistent with those of the Company.

PRINCIPLES OF CONSOLIDATION AND COMBINATION - The consolidated financial statements include the accounts of Borden, Inc. and its subsidiaries, after elimination of intercompany accounts and transactions. The combined financial statements include the accounts of Borden, Inc., Foods and Wise, after the elimination of intercompany accounts and transactions. The Company's share of the net earnings of 20% to 50% owned companies is included in income on an equity basis. The Company amortizes any excess of cost over the underlying equity in net assets of an equity investment.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates included in the financial statements include reserves for expenses related to the business redesign initiated in 1996, valuation allowances for deferred tax assets and general insurance liabilities. Other significant estimates include accruals for trade promotion, litigation and environmental remediation. Actual results could differ from those estimates.

CASH AND EQUIVALENTS - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Included in the Company's cash equivalents are interest bearing time deposits of $100.6 in 1999 and $16.8 in 1998. The Combined Companies' cash equivalents included interest bearing time deposits of $107.6 in 1999 and $26.5 in 1998. The effect of exchange rate changes on cash is not material.

INVENTORIES - Inventories are stated at lower of cost or market. Cost is determined using the average cost and first-in, first-out methods.

PROPERTY AND EQUIPMENT - Land, buildings, and machinery and equipment are carried at cost. Depreciation is recorded on the straight-line basis by charges to expense at rates based on estimated useful lives of properties (average rates for buildings 4%; machinery and equipment 7%). Major renewals and betterments are capitalized. Capitalized interest costs for the Company aggregated $0.8 for the year ended December 31, 1997. The Combined Companies capitalized interest costs of $0.2 and $1.1 for the years ended December 31, 1998 and 1997, respectively. No interest costs were capitalized for the Company or Combined Companies for the year ended December 31, 1999 or for the Company for the year ended December 31, 1998. Capitalized interest costs relate to the purchase and construction of long-term assets and are amortized over the respective useful lives of the related assets. Maintenance, repairs and minor renewals are expensed as incurred.

INTANGIBLES - The excess of purchase price over net tangible assets of businesses acquired ("goodwill") is carried as intangibles in the consolidated and combined balance sheets. It is the Company's and Combined Companies' policy to carry goodwill arising prior to November 1, 1970, at cost, while goodwill arising after that date is amortized on a straight-line basis over not more than 40 years. Also included in intangibles are certain trademarks, patents and other intangible assets used in the operations of the businesses which amounted to $7.9 and $9.3 for the Company ($23.3 and $26.6 for the Combined Companies) at December 31, 1999 and 1998, respectively. These intangibles are amortized on a straight-line basis over the shorter of the legal or useful life of the asset.

IMPAIRMENT - The Company and Combined Companies periodically evaluate the recoverability of property, equipment, investments and intangibles by assessing whether the carrying value can be recovered over its remaining useful life through the expected future undiscounted operating cash flows of the underlying business. Any impairment loss required is determined by comparing the carrying value of the asset to operating cash flows on a discounted basis (See Notes 4 and 9).

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

The Company and the Combined Companies incurred realized and unrealized net foreign exchange (gains) losses aggregating ($0.7) and ($2.5), respectively, in 1999, ($0.3) and $1.5 in 1998, and $1.0 and $3.4 in 1997.

INCOME TAXES - Income tax expense is based on reported results of operations before income taxes. Deferred income taxes reflect the temporary difference between amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Deferred tax balances are adjusted to reflect tax rates, based on current tax laws, that will be in effect in the years in which temporary differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

DERIVATIVE FINANCIAL INSTRUMENTS - The Company primarily uses two types of derivatives: interest rate swaps (which effectively convert a portion of the Company's variable rate obligations to fixed) and forward exchange contracts (which reduce the Company's cash flow exposure to changes in foreign exchange rates). The Company enters into interest rate swaps to lower funding costs or to alter interest rate exposures between fixed and floating rates on long-term debt. Under interest rate swaps, the Company agrees with other parties to exchange, at specific intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. Interest rate swaps that are in excess of outstanding obligations are marked to market through other income and expense. The fair values of forward exchange contracts that hedge firm third party commitments are deferred and recognized as part of the underlying transactions as they occur, those that hedge existing transactions are recognized in income currently, and offset gains and losses of transactions being hedged.

EARNINGS PER SHARE - Basic and diluted net income attributable to common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Options issued by subsidiaries that enable the holder to obtain stock of the subsidiary were assumed to be exercised if they were dilutive.

At December 31, 1999, there were 6.2 million options to purchase subsidiary stock outstanding, of which 5.0 million were considered dilutive to Earnings Per Share ("EPS"). At December 31, 1998, there were 5.6 million options to purchase subsidiary stock outstanding, none of which were considered dilutive to EPS. At December 31, 1997, there were 6.9 million options to purchase subsidiary stock outstanding, of which 1.3 million were considered dilutive to EPS.

The Company's diluted EPS is calculated as follows:

--------------------------------------------------------------------------------
                                                      1999     1998     1997
                                                     -------  -------  -------
Net (loss) income applicable to common shareholders  $(20.8)  $(11.1)  $147.6
Effect of dilutive options in subsidiary stock         (0.5)       -     (0.6)
                                                     -------  -------  -------
Diluted EPS - Numerator                              $(21.3)  $(11.1)  $147.0
                                                     =======  =======  =======
Weighted average shares - Denominator                 199.0    199.0    199.0
                                                     =======  =======  =======
Diluted EPS                                          $(0.11)  $(0.06)  $ 0.74
                                                     =======  =======  =======
--------------------------------------------------------------------------------

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

RECENTLY ISSUED ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard requires all derivatives be measured at fair value and recorded on a company's balance sheet as an asset or liability, depending upon the company's underlying rights or obligations associated with the derivative instrument. The Company and Combined Companies continue to investigate the impact of this pronouncement. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This statement defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company and Combined Companies plan to implement SFAS No. 133 January 1, 2001.

Also in 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires the costs of opening a new facility, introducing a new product or service, conducting business in a new market, or similar start-up activities to be expensed as incurred. Amounts previously capitalized are to be expensed and reported as a cumulative effect of a change in accounting principle in the year of adoption. Accordingly, the Company and Combined Companies adopted SOP 98-5 in 1999 and the Combined Companies recorded a charge of $2.8 (net of tax expense of $1.8). Adoption of SOP 98-5 had no impact on the Company.

RECLASSIFICATION - Certain prior year amounts have been reclassified to conform with the 1999 presentation.

4.     BUSINESS ACQUISITIONS, DIVESTITURES AND OTHER CHANGES

In 1995, the Company began the process of redesigning its operating structure. As a result of this redesign, the Company and the Combined Companies proceeded to divest certain businesses that did not fit into management's long-term strategic plan. While management has continued to build its core businesses through strategic acquisitions and investments in the existing businesses, the divestiture phase of this redesign was substantially complete by year-end 1998.

Acquisitions
------------
In the fourth quarter of 1999, the Company purchased a resins manufacturing plant in Minnesota for $7.5. The facility produces resins for use in the manufacturing of wood and industrial products. The acquisition was accounted for using the purchase method of accounting and accordingly its results of operations have been included from the date of acquisition. The purchase price approximates the fair value of the assets acquired.

Early in the third quarter of 1999, the Company completed the acquisition of Blagden Chemicals, Ltd. ("Blagden") for $71.5 in cash. Blagden produces formaldehyde and resins for forest products, foundry, and industrial applications at three manufacturing facilities in the United Kingdom and a fourth in the Netherlands. The acquisition was accounted for using the purchase method of accounting and, accordingly, its results of operations have been included from the date of acquisition. Goodwill based on a preliminary allocation approximates $31 and will be amortized over 40 years.

In May 1999, the Company completed the acquisition of Spurlock Industries, Inc. ("Spurlock") for $40.6. Spurlock is a formaldehyde and resins producer primarily for forest products applications with manufacturing facilities in Virginia, Arksansas, and New York. The acquisition was accounted for using the purchase method of accounting and, accordingly, its results of operations have been included from the date of acquisition. Based on preliminary allocation, the approximate $14 of goodwill will be amortized over a period of 40 years.

In February 1998, the Company acquired the resins and compounds division ("PMC") of Sun Coast Industries, Inc. for $14.4 in cash. The acquisition of this business further expanded the Company's growth in the melamine market. The acquisition was accounted for using the purchase method and accordingly its results of operations have been included from the date of acquisition. Goodwill of $4.2 was recorded related to this acquisition and is being amortized over 40 years.

In November 1997, the Company completed the acquisition of Melamine Chemicals, Inc. in a cash tender offer for $20.50 per share, totaling $120.0 including cash acquired of $30.0. Melamine Chemicals produces and markets melamine crystal, which is used to make resins for various adhesive, laminate, and coatings applications, and is a complementary material to the existing Chemical range of products. The acquisition was accounted for using the purchase method and, accordingly, its results of operations have been included from the date of acquisition. Goodwill of $36.2 was recorded related to this acquisition and is being amortized over 40 years.

Divestitures
------------
The Company's realignment which began in 1996 continued through 1997 and 1998 with the sale of the Dairy, Decorative Products, commercial and industrial wallcovering, and Latin American films businesses. In October 1999, the Company sold the molding compounds business, a division of Sun Coast Industries acquired in 1998.

In addition to cash proceeds, consideration received on the sale of the Decorative Products business included a retained interest in the buyer (See
Note 9).

Foods began a redesign of its business in 1996 to focus on grain-based meal solutions. Foods substantially completed its realignment with the divestiture of most of the KLIM operations and the Signature Flavors businesses and the sale of two international Foods operations in 1998. In 1999, Foods sold its China KLIM business for approximately $7.1, which resulted in a pre-tax gain of approximately $10.8 ($3.5 after tax). Also, in 1999, $37.8 of additional pre-tax gain was recorded due primarily to lower than expected exit costs related to the 1998 KLIM sale. The remaining reserves related to the KLIM sale are approximately $5.0.

In July 1999, Foods sold the chocolate milk business located in Denmark. The sale generated proceeds of $6.7 which resulted in a pre-tax gain of $1.9 ($1.2 after tax).

In the fourth quarter of 1999, the Company recorded $7.4 of additional pre-tax gain due to lower than expected exit costs related primarily to the commercial and industrial wallcoverings sale.

The following schedule summarizes the net cash proceeds, pre-tax and after-tax gains and losses associated with business divestiture activities over the last three years.

----------------------------------------------------------------------------------------------------------
                                              NET CASH PROCEEDS                        GAIN (LOSS)
                                   --------------------------------------        -------------------------
                                         1999         1998         1997          1999     1998     1997
----------------------------------------------------------------------------------------------------------
CONTINUING OPERATIONS
 Commercial & industrial
   wallcoverings (1)                                  $ 15.6                       $ 5.5
 Latin America Films                                    15.5                              $  8.3
 Spanish food company (2)                                            $ 13.4
 Molding compounds business               $ 7.6
 Other                                                                               1.9
                                          -----        ------        ------        ------  ------  ------
TOTAL CONSOLIDATED PRE-TAX                $ 7.6        $ 31.1        $ 13.4        $ 7.4   $  8.3       -
                                          -----        ------        ------        ------  ------  ------

KLIM                                       16.9         339.9                       48.6     55.9  $  1.5
 Signature Flavors                                      376.5                               304.5
 Cracker Jack & Domestic Cheese                                       185.0                   5.7   121.1
 Other                                      6.7          18.9                        0.5      4.3
                                          -----        ------        ------        ------  ------  ------
TOTAL COMBINED PRE-TAX                    $31.2        $766.4        $198.4        $56.5   $378.7  $122.6
                                          =====        ======        ======        ======  ======  ======

CONSOLIDATED AFTER-TAX GAIN                                                        $ 4.8   $  6.0  $    -
                                                                                   ======  ======  ======
COMBINED AFTER-TAX GAIN                                                            $45.0   $269.7  $ 79.5
                                                                                   ======  ======  ======

DISCONTINUED OPERATIONS (NOTE 6)
  Decorative Products                                  $304.8                              $102.7
  Dairy                                                              $405.2        $ 0.9      8.9  $248.2
  Other (3)                                                                         (5.8)
                                          -----        ------        ------        ------  ------  ------
TOTAL COMBINED PRE-TAX                        -         304.8         405.2         (4.9)   111.6   248.2
                                          -----        ------        ------        ------  ------  ------
  Borden Foods (4)                                                     40.0          1.8             60.0
                                          -----        ------        ------        ------  ------  ------
TOTAL CONSOLIDATED PRE-TAX                $   -        $304.8        $445.2        $(3.1)  $111.6  $308.2
                                          =====        ======        ======        ======  ======  ======
COMBINED AFTER-TAX GAIN (LOSS)                                                     $(3.1)  $ 36.7  $154.4
                                                                                   ======  ======  ======
CONSOLIDATED AFTER-TAX GAIN (LOSS)                                                 $(2.0)  $ 36.7  $173.4
                                                                                   ======  ======  ======
----------------------------------------------------------------------------------------------------------

(1)  A loss on the sale of the business was accrued in a period prior to 1997.
(2)  Represents partial proceeds received. An additional $125.5 was received in 1996.
(3)  In accordance with equity method accounting, the discontinued operations recorded by the
     Company's investee, AEPI (See Note 9), are presented as if AEPI was a consolidated subsidiary.
(4)  See discussion of the Borden Foods transactions in the section titled "Foods and Wise
     Transactions" below.



The Foods and Wise Transactions
-------------------------------

Sale of Borden Foods

On October 1, 1996, the Company sold the Foods business to Foods Holdings for $550.0 less assets transferred plus liabilities assumed. Upon finalization of the independent valuation in September 1997, additional proceeds of $20.0 consisting of receivables from the Company's parent were transferred to the Company and recorded as additional income from disposals. Tax expense of $25.0 was provided to adjust for the additional proceeds and the estimated impact on the tax provision related to the sales of the Foods Unaligned businesses.

On December 31, 1997, the Company sold a trademark right that it had previously licensed to Foods for five years to a third party ad infinitum. This was done in connection with the Combined Companies sale of its domestic cheese business. As a result, the Company recorded a pre-tax gain of $40.0 ($24.0 after-tax), in discontinued operations. For the Combined Companies, the $40.0 is recorded as proceeds and gains related to continuing operations (See footnote 4 in the table above).

Sale of Wise Salty Snacks

On July 2, 1996, the Company sold the Wise salty snacks business to Wise Holdings. Because management of the Company exercises significant control over Wise and a continued creditor relationship exists, the assets and liabilities, as of the sale date, were classified as "sold under contractual arrangement" in the consolidated financial statements to the extent of the Company's net investment in Wise. The Company's net investment in Wise was $6.6 and $4.4 as of December 31, 1999 and 1998 (See Note 19).

Other Changes
-------------
In June 1999, the Company finalized a plan for the closure of the Chemical resins operations in the Philippines. As part of this plan, long-lived assets will be disposed of and were written down to net realizable value as of June 30, 1999 based upon estimated proceeds of $5.0. This resulted in a 1999 charge of $13.0 which is classified as business realignment on the Consolidated and Combined Statement of Operations and as a reduction of accumulated translation adjustments previously recorded on the balance sheet for the Philippines.

In the third quarter of 1999, management approved a plan to close a Brazil Chemical operation and Uruguay Chemical business. As a result, a charge of $3.6 was recorded which relates primarily to fixed assets and is recorded as business realignment and asset write-offs on the Consolidated and Combined Statements of Operations.

In 1999, management of the Company discontinued a plant expansion project. As a result, the Company has written off $25.0 of engineering, equipment and other costs which are classified under business realignment and asset write-offs for the Consolidated and Combined Statements of Operations.

In September 1998, the Combined Companies approved the closure of a domestic pasta plant in order to reduce manufacturing capacity. As a result, the Combined Companies recorded, and classified as a business realignment and asset write-offs, a $17.2 charge related to the closure of the plant and an additional charge of $6.1 to cost of goods sold for the write-down of inventory. The plant ceased operations in the fourth quarter of 1998.

In December 1997, the Company committed to exit a European Chemical operation and accrued a business realignment charge on this business in 1997 of $16.0. During 1998, the exit of this business was completed, and a pre-tax charge of $2.5 was recorded in 1998 for additional expenses incurred to exit this business, primarily severance.

5.     AFFILIATE'S SHARE OF INCOME

In association with a limited partnership agreement between Foods and an Affiliate of the Company's parent, the affiliate was allocated income and gains on the sale of trademarks of $5.1, $142.0 and $73.4 in 1999, 1998, and 1997, respectively (see accompanying Combined Statements of Operations). In addition, a $272.2 cash distribution of a portion of the sale proceeds was made to the affiliate in 1998.

6.     DISCONTINUED OPERATIONS

The Decorative Products and Dairy operations were separate segments of the Company's and Combined Companies' business as defined by generally accepted accounting principles and have been reclassified to discontinued operations in the 1998 and 1997 statements of operations and cash flows.

The 1999 results below represent the loss from discontinued operations recorded by the Company's investee, AEPI. The results indicated below for Decorative Products and Dairy are reported separately as discontinued operations in the Consolidated and Combined Statements of Operations. Decorative Products is included in the 1998 and 1997 results and Dairy is included in 1997 results only.

---------------------------------------------------------------------
                                             1999     1998       1997
---------------------------------------------------------------------
Net sales                                   $   -     $73.2    $910.0
Income before income taxes                      -       3.5      51.9
Income tax expense                              -       1.2      21.2
(Loss)/income from discontinued operations   (0.4)      2.3      30.7
----------------------------------------------------------------------

In addition to the amounts shown above, losses (net of tax) recognized on the sale of discontinued operations are included in the discontinued operations of the consolidated and combined financial statements (see Note 4). The Consolidated 1999 net of tax loss from discontinued operations of $2.0 represents the loss of $3.7 recorded by the Company's investee, AEPI, offset by a favorable claim settlement related to the 1997 divestiture of Dairy for $0.6, and a gain of $1.1 due to lower than expected exit costs related to the 1996 sale of the Foods business.

The Combined Companies had a 1999 net of tax loss from discontinued operations of $3.1. The losses differ from that of the Company because the $1.1 gain on the sale of Foods business is eliminated in the Combined financial statements.

7.   COMPREHENSIVE INCOME

Comprehensive income included foreign currency translation adjustment reclassifications as shown in the following table:

-------------------------------------------------------------------------------------------------------------
                                                        CONSOLIDATED                       COMBINED
                                               ----------------------------        --------------------------
                                                1999       1998       1997          1999      1998      1997
-------------------------------------------------------------------------------------------------------------
 Foreign currency translation adjustments        $ 10.4     $ 0.6    $(20.8)        $ 11.8   $(11.0)  $(60.0)
 Reclassification adjustments                     (13.4)        -         -          (10.0)   108.4        -
                                                 -------    -----    -------        -------  -------  -------
                                                 $ (3.0)    $ 0.6    $(20.8)        $  1.8   $ 97.4   $(60.0)
                                                 =======    =====    =======        =======  =======  =======
-------------------------------------------------------------------------------------------------------------

The reclassification adjustments in 1999 primarily represent the accumulated translation adjustment included as part of the charge to close the Chemical operations in the Philippines. The reclassification adjustment in 1998 reflects the accumulated translation adjustment recognized on the sale of the Combined Companies' KLIM business.

8.     CHANGE IN ACCOUNTING ESTIMATE

In 1997, Foods reduced accruals and marketing expense for trade promotions in the Combined financial statements by $18.3. These accruals had been provided in earlier years for anticipated customer redemptions in the ordinary course of business. Due to a concerted effort to better manage trade spending, these redemptions were significantly lower than management had previously estimated. This change in estimate has no effect on the Company.

9.      INVESTMENTS

In 1996, the Company completed the sale of its packaging and plastic films business to AEP Industries Inc. ("AEPI") and received 2,412,818 shares of newly issued AEPI common stock valued at $80.0 (approximately 33% of AEPI). The Company accounts for the AEPI investment using the equity method. In December 1998, the Company recorded a $26.7 impairment loss on this investment after a significant decline in the quoted market price of the AEPI investment was judged by Company management to be "other than temporary". As of December 31, 1999 and 1998, the carrying value of this investment was $47.0 and $52.5, respectively. At December 31, 1999 and 1998, the unamortized excess of the Company's investment over its equity in the underlying net assets of AEPI was $16.5 and $17.0, respectively.

As a portion of the proceeds from the decorative products sale (discussed in Note 4), the Company retained an 11% interest, accounted for using the cost method, in Imperial Home Decor Group ("IHDG"). In the fourth quarter of 1999, the Company recorded a charge of $3.0 to reduce the carrying value of this investment to zero due to the significant declines in the business, which were judged by Company management to be "other than temporary".

Early in the fourth quarter of 1999, the Company made a $50.0 investment in WKI Holding Company, Inc. ("World Kitchen"), an affiliate of the Company's parent, in the form of 16% cumulative junior preferred stock.

The Company's investments also include certain other partnership and subsidiary interests.

10.    DEBT, LEASE OBLIGATIONS AND RELATED COMMITMENTS

Debt outstanding at December 31, 1999 and 1998 is as follows:

---------------------------------------------------------------------------------------------------------------
                                                                   1999                            1998
                                                        ------------------------          ---------------------
                                                                      Due Within                     Due Within
                                                         Long-Term     One Year           Long-Term   One Year
                                                         ---------     --------           ----------  ---------
9.2% Debentures due 2021                                  $117.1                           $117.1

7.875% Debentures due 2023                                 250.0                            250.0

Sinking fund debentures:
  8-3/8% due 2016                                           78.5                             78.5
  9-1/4% due 2019                                           48.7                             48.7

Industrial Revenue Bonds (at an average
  rate of 8.5% for both years)                              43.2        $  10.3              53.5

Other (at an average rate of 9.8% and 4.5%,
  respectively)                                              3.6            7.4               4.2         $ 4.9
----------------------------------------------------------------------------------------------------------------
Total current maturities of long-term debt                                 17.7                             4.9
Short-term debt (primarily foreign bank loans
  at an average rate of 8.3%)                                                                              11.2
----------------------------------------------------------------------------------------------------------------
Total debt - Consolidated                                 $541.1         $ 17.7            $552.0         $16.1
----------------------------------------------------------------------------------------------------------------
Other Foods debt (at an average rate of 0.0% and
  3.0%, respectively)                                        3.0                              2.6           1.7

Foods and Wise short-term debt (primarily foreign bank
  loans at an average rate of 6.0%
  and 7.3%, respectively)                                                   0.4                             5.3
----------------------------------------------------------------------------------------------------------------
Total debt - Combined                                     $544.1        $  18.1            $554.6         $23.1
----------------------------------------------------------------------------------------------------------------



As of December 31, 1999, the Company and Combined Companies had contractually committed lines of credit (the "Credit Agreement") of $895.0. In the second quarter of 1998, the Credit Agreement was reduced due to the sales of certain Foods Unaligned businesses in accordance with the terms of the Credit Agreement. As a result, the $950.0 five year revolver (maturing July 13, 2002) was reduced to $895.0, and the $50.0, 364-day convertible revolver was canceled. Current pricing under the LIBOR based borrowing option is LIBOR plus 25 basis points. The commitment fee on the unused portion of the facility is 10 basis points.

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

At December 31, 1999 and 1998, there were no outstanding debt balances under the Credit Agreement. Provisions under the Credit Agreement require Foods and Wise to guarantee the Company's obligations under the Credit Agreement. The Company had $797.1 (net of $97.9 in letters of credit) available for borrowing under its Credit Agreement at December 31, 1999, and incurred commitment fees of $0.8 in 1999 and $0.9 in 1998.

Aggregate maturities of total debt and minimum annual rentals under operating leases at December 31, 1999, for the Company and the Combined Companies are as follows:

------------------------------------------------------------------------------------
                                 CONSOLIDATED                         COMBINED
                            ------------------------        ------------------------
                                          MINIMUM                      MINIMUM
                                      RENTALS UNDER                  RENTALS UNDER
                            DEBT    OPERATING LEASES         DEBT   OPERATING LEASES
                            ----    ----------------        -----   ----------------
2000                       $ 17.7         $23.8             $ 18.1       $30.5
2001                          1.8          22.6                2.1        27.5
2002                          3.3          21.3                3.6        25.1
2003                            -          20.0                0.7        22.4
2004                            -          19.8                0.8        20.3
2005 and thereafter         536.0          12.8              536.9        13.2
                           ------                           -------
                           $558.8                           $562.2
------------------------------------------------------------------------------------


Consolidated rental expense amounted to $22.2, $17.3 and $16.8 in 1999, 1998, and 1997, respectively. Combined rental expense amounted to $28.6, $26.1 and $27.0 in 1999, 1998 and 1997, respectively.

11.     INCOME TAXES

Comparative analysis of the Company's provision (benefit) for income taxes from continuing operations follows:

--------------------------------------------------------------------
                          CURRENT                  DEFERRED
                  ---------------------        ---------------------

                  1999    1998     1997        1999   1998    1997
--------------------------------------------------------------------
Federal          $(2.6)  $(58.3)  $(58.2)      $ 7.1   $75.2  $62.6
State and Local    1.5      1.6     (7.6)       (0.3)    1.2   11.3
Foreign           16.1      6.0     17.2        (1.0)    8.1   (3.1)
                 ------  -------  -------      ------  -----  ------
                 $15.0   $(50.7)  $(48.6)      $ 5.8   $84.5  $70.8
--------------------------------------------------------------------



The Company's income tax expense (benefit) from discontinued operations' operating results was $(0.2), $1.2 and $21.2 in 1999, 1998 and 1997, respectively. The Company's income tax (benefit) expense from discontinued operations' loss/gain on disposal was $(1.1), $74.9 and $134.8 in 1999, 1998 and 1997, respectively.

The Combined Companies' provision (benefit) for income taxes from continuing operations is as follows:

-------------------------------------------------------------------------------------
                                 CURRENT                        DEFERRED
                       -----------------------------       --------------------
                        1999        1998      1997         1999    1998    1997
                       ------     --------   -------       ------ ------- ------
Federal                $(10.5)     $(40.6)     $57.7        $22.3  $137.7  $25.1
State and Local           1.6         5.8        8.5          2.6    12.6    4.3
Foreign                  13.6         9.8       27.5          3.3     7.1    0.9
                       -------     -------     -----        -----  ------  -----
                       $  4.7      $(25.0)     $93.7        $28.2  $157.4  $30.3
-------------------------------------------------------------------------------------


The Combined Companies' income tax expense (benefit) from discontinued operations' operating results was $(0.2), $1.2 and $21.2 in 1999, 1998 and 1997, respectively. The Combined Companies' income tax expense (benefit) from discontinued operations' loss/gain on disposal was $(1.8), $74.9 and $93.8 in 1999, 1998 and 1997, respectively.

The income tax benefit from the cumulative effect of change in accounting principle was $1.8 in 1999.

Reconciliations of the Company's and the Combined Companies' differences between income taxes computed at Federal statutory tax rates and provisions for income taxes are as follows:

----------------------------------------------------------------------------------------------------------
                                                 CONSOLIDATED                             COMBINED
                                       ---------------------------------        --------------------------
                                        1999          1998         1997           1999      1998      1997
----------------------------------------------------------------------------------------------------------
Income taxes computed at
  Federal statutory tax rate            $26.6         $20.1         $13.8         $ 43.8   $141.3   $ 76.0
State tax provision, net of
  Federal benefits                        1.2           2.3           2.4            3.2     12.4      8.3
Foreign tax differentials                 0.2          (2.5)          6.6            1.2      1.6      6.9
Foreign source income subject
  to U.S. taxation                       (7.2)          8.8             -           (7.3)     8.8        -
Asset write-offs and divestiture
  tax rate differentials                    -             -           0.8          (11.0)       -     38.7
Gains not subject
  to corporate tax                          -             -             -              -    (35.7)    (8.0)
Losses and other expenses
  not deductible for tax                    -           2.1           0.5            2.9      5.1      0.9
Adjustment of prior estimates               -           3.0          (1.9)           0.1     (1.1)     1.2
                                        ------        ------        ------        -------  -------  -------
Provision for income taxes              $20.8         $33.8         $22.2         $ 32.9   $132.4   $124.0
-----------------------------------------------------------------------------------------------------------

The domestic and foreign components of the Company's and the Combined Companies' income from continuing operations before income taxes are as follows:

--------------------------------------------------------------------------------
                            CONSOLIDATED                      COMBINED
               --------------------------------       --------------------------
                 1999        1998       1997         1999       1998     1997
--------------------------------------------------------------------------------
Domestic        $33.3       $35.4       $10.6        $ 80.5    $385.2    $149.5
Foreign          42.8        22.0        28.8          44.6      18.5      67.6
                -----       -----       -----        ------    ------    ------
                $76.1       $57.4       $39.4        $125.1    $403.7    $217.1
--------------------------------------------------------------------------------

The tax effects of the Company's and the Combined Companies' significant temporary differences, and loss and credit carryforwards, which comprise the deferred tax assets and liabilities at December 31, 1999 and 1998 follow:

-------------------------------------------------------------------------------------------------
                                                       CONSOLIDATED                  COMBINED
                                                   -------------------          -----------------
                                                     1999        1998            1999      1998
-------------------------------------------------------------------------------------------------

ASSETS
Non-pension postemployment benefit
  obligations                                        $ 58.0      $ 65.2         $ 64.4   $ 72.6
Divestiture reserve                                     9.0        17.8           13.3     41.9
Accrued expenses and other expenses                    65.1        71.6           76.9     77.1
Foreign accrued expenses and other expenses             4.3        (3.4)           0.2     (3.4)
Foreign property, plant and equipment                   0.7         0.9            0.7      0.9
Foreign pensions                                        1.9         0.7            1.9      0.7
Loss and credit carryforwards                         180.6       162.2          192.5    167.5
                                                     -------     -------        -------  -------
Gross deferred tax assets                             319.6       315.0          349.9    357.3
Valuation allowance                                   (37.7)      (38.4)         (43.0)   (43.7)
                                                     -------     -------        -------  -------
                                                      281.9       276.6          306.9    313.6

LIABILITIES
Property, plant, equipment and intangibles             68.6        63.4           89.0     87.2
Foreign property, plant, equipment/other               22.1         6.8           28.8     20.9
Certain foreign intangibles                            (4.3)       (1.2)           3.5     (1.2)
Pension liability                                      41.0        45.8           37.6     43.5
Deferred gain on sale of partnership interest          13.7         8.1           13.7      8.1
Other prepaids                                          0.5         0.2            3.0      5.0
                                                     -------     -------        -------  -------
Gross deferred tax liabilities                        141.6       123.1          175.6    163.5
--------------------------------------------------------------------------------------------------
  Net asset                                          $140.3      $153.5         $131.3   $150.1
--------------------------------------------------------------------------------------------------


The Company and Combined Companies' net change of $0.7 in valuation allowance in 1999 is primarily related to loss carryforwards which expired.

The Company's net deferred tax asset at December 31, 1999 was $140.3. Of this amount, $151.1 represents net domestic deferred tax assets related to future tax benefits. Included in the domestic deferred tax asset is $0.1 of net operating loss carryforward for U.S. federal tax purposes, which begin expiring in 2020. Realization of the domestic net operating loss is dependent upon generation of approximately $0.4 of future income before the expiration dates. Also included within the domestic deferred tax asset is $92.6 of foreign tax credits. This amount consists of $61.8 of foreign tax credit carryover which was generated in 1998 and will begin expiring in 2004 and $30.8 of foreign tax credit which was generated in 1999 and will begin expiring in 2005. Realization of the entire net domestic deferred tax asset is dependent on generation of approximately $431.7 of future taxable income.

The Combined Companies' net deferred tax asset at December 31, 1999 was $131.3. Of this amount, $160.8 represents net domestic deferred tax assets related to future tax benefits. Included in the domestic deferred tax asset is $0.1 of net operating loss carryforward for U.S. federal tax purposes, which begin expiring in 2020. Realization of the domestic net operating loss is dependent upon generation of approximately $0.4 of future income before the expiration dates. Also included within the domestic deferred tax asset is $97.7 of foreign tax credits. This amount consists of $61.8 of foreign tax credit carryover which was generated in 1998 and will begin expiring in 2004 and $35.9 of foreign tax credit which was generated in 1999 and will begin expiring in 2005. Realization of the entire net domestic deferred tax asset is dependent on generation of approximately $459.4 of future taxable income.

The Company has not recorded income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. Undistributed earnings permanently reinvested amounted to $154.9 at December 31, 1999.

12.     PENSION AND RETIREMENT SAVINGS PLANS

Most U.S. employees of the Company and the Combined Companies are covered under a non-contributory defined benefit plan ("the Borden, Inc. Plan"). The Borden, Inc. Plan provides benefits for salaried employees based on eligible compensation and years of credited service and for hourly employees based on years of credited service. Certain employees in other countries are covered under contributory and non-contributory defined benefit foreign plans. Additionally, eligible salaried and hourly employees may contribute up to 5% of their pay (7% for certain longer service salaried employees), which is currently matched by the Company at a range of 50-75%. The Company has the option to match up to 100% of this amount and in certain cases the Company may match up to 125%, based on financial performance. Charges to operations for matching contributions under the Company's retirement savings plans in 1999, 1998 and 1997 amounted to $5.9, $5.3 and $7.3, respectively. Charges for matching contributions under the Combined Companies retirement savings plans in 1999, 1998 and 1997 amounted to $7.7, $7.4 and $10.3, respectively.

The Company's and the Combined Companies' funding of their pension plans equals or exceeds the minimum funding requirements imposed by Federal and foreign laws and regulations. The Consolidated projected benefit obligation and plan assets include the domestic obligation and assets for Foods and Wise. The Company has recorded receivables from Foods and Wise for their actuarially determined liability.

The plan assets and benefit obligation of the plans was as follows:

------------------------------------------------------------------------------------------------------
                                                           CONSOLIDATED                COMBINED
                                                      ---------------------       --------------------
                                                        1999         1998          1999         1998
------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION

Benefit obligation at beginning of year               $351.0         $ 496.7         $373.0   $ 523.9

Service cost                                             5.0             8.6            5.4       9.3
Interest cost                                           22.2            34.7           23.3      36.3
Contributions by plan participants                         -             0.3              -       0.3
Actuarial (gains) losses                                (5.8)            7.1           (7.4)      8.8
Foreign currency exchange rate changes                   0.2            (1.6)           1.3      (2.8)
Benefits paid                                          (42.0)          (46.7)         (44.1)    (48.5)
Plan amendments                                          2.0             1.6            2.0       1.6
Settlements/curtailments                                (0.3)         (149.7)          (0.3)   (155.9)
                                                      -------        --------        -------  --------
                                                      $332.3         $ 351.0         $353.2   $ 373.0
                                                      -------        --------        -------  --------
CHANGE IN PLAN ASSETS

Fair value of plan assets at beginning of year        $347.7         $ 536.0         $371.3   $ 566.3
Actual return on plan assets                            75.4            (8.1)          75.9      (6.6)
Foreign currency exchange rate changes                   0.2            (1.0)           1.6      (2.6)
Employer contribution                                    0.7            17.5            2.4      17.7
Contributions by plan participants                         -             0.3              -       0.3
Benefits paid                                          (42.0)          (46.7)         (44.1)    (48.5)
Settlements/curtailments                                (1.0)         (150.3)          (1.0)   (155.3)
                                                      -------        --------        -------  --------
Fair value of plan assets at end of year              $381.0         $ 347.7         $406.1   $ 371.3
                                                      -------        --------        -------  --------

Plan assets in excess of (less than)
  benefit obligation                                  $ 48.7         $  (3.3)        $ 52.9   $  (1.7)

Unrecognized net actuarial loss                         73.3           130.8           78.5     138.3
Unrecognized initial transition gain                    (0.4)           (0.8)          (0.4)     (0.8)
Unrecognized prior service cost                          6.1             5.1            6.1       5.1
                                                      -------        --------        -------  --------
Prepaid pension asset                                 $127.7         $ 131.8         $137.1   $ 140.9
------------------------------------------------------------------------------------------------------


Amounts recognized in the balance sheets consist of:
----------------------------------------------------------------------------------------------------------
                                                                 1999         1998         1999      1998
----------------------------------------------------------------------------------------------------------
Prepaid benefit cost based on a September 30
  measurement date                                                $129.9      $133.6      $140.9    $140.8
Accrued benefit liability                                           (5.6)       (7.4)       (7.2)     (8.3)
Accumulated other comprehensive income                               3.4         5.6         3.4       8.4
                                                                  -------     -------     -------   -------
                                                                  $127.7      $131.8      $137.1    $140.9
-----------------------------------------------------------------------------------------------------------



Plan assets consist primarily of equity securities and corporate obligations.

Consolidated expense excludes the expenses related to the Foods and Wise domestic pension plan. Following are the components of net pension expense recognized by the Company and Combined Companies:

-----------------------------------------------------------------------------------------------------------------------------
                                                                  CONSOLIDATED                            COMBINED
                                                     -------------------------------------       ----------------------------
                                                       1999          1998           1997           1999      1998     1997
-----------------------------------------------------------------------------------------------------------------------------
Service cost                                          $  3.1         $  6.0         $  8.1         $  5.6   $  9.3   $ 11.3

Interest cost on projected benefit obligation           17.8           29.9           33.2           23.7     36.3     39.9
Expected return on assets                              (22.2)         (29.9)         (37.1)         (29.7)   (37.0)   (44.8)
Amortization of prior service cost                       0.7           (2.0)          (1.3)           0.9     (2.1)    (1.8)
Amortization of initial transition asset                (0.4)          (2.1)          (2.7)          (0.4)    (2.3)    (3.0)
Recognized actuarial loss                                5.4            9.4           11.0            6.9     11.5     13.3
Settlement/curtailment loss (1)                          0.6           27.1           25.5            0.6     24.2     25.5
                                                      -------        -------        -------        -------  -------  --------
Net pension expense                                   $  5.0         $ 38.4         $ 36.7         $  7.6   $ 39.9   $ 40.4
-----------------------------------------------------------------------------------------------------------------------------

(1) Includes $0.1 in 1998 and $14.4 in 1997 related to discontinued operations.

The weighted average rates used to determine net pension expense for both the Company and the Combined Companies were as follows:

-----------------------------------------------------------------------
                                                   1999   1998   1997
-----------------------------------------------------------------------
Discount rate                                       6.7%   7.4%   7.7%
Rate of increase in future compensation levels      4.2%   4.3%   4.6%
Expected long-term rate of return on plan assets    7.9%   8.4%   8.7%
-----------------------------------------------------------------------

In 1999, the Company and Combined Companies elected to update the mortality table used to determine the projected benefit obligation and pension expense. The impact of this change in assumption was an increase in the obligation at December 31, 1999, of approximately $7.0 for the Company and Combined Companies and an estimated increase in expense for fiscal year 2000 of approximately $0.8 and $1.1 for the Company and Combined Companies, respectively.

The projected benefit obligation and fair value of plan assets for the Company's pension plans with benefit obligations in excess of plan assets were $11.6 and $4.5, respectively, as of December 31, 1999, and $11.6 and $4.0, respectively, as of December 31, 1998.

The projected benefit obligation and fair value of plan assets for the Combined Companies' pension plans with benefit obligations in excess of plan assets were $12.0 and $4.5, respectively, as of December 31, 1999, and $20.1 and $10.9, respectively, as of December 31, 1998.

Most employees not covered by the Company's plans are covered by collectively bargained agreements, which are generally effective for five years. Under Federal pension law, there would be continuing liability to these pension trusts if the Company ceased all or most participation in any such trust, and under certain other specified conditions. The consolidated financial statements include charges of $1.3, $1.0 and $1.2 in 1999, 1998 and 1997, respectively, for payments to pension trusts on behalf of employees not covered by the Company's plans. The Combined financial statements include charges of $2.0, $1.9 and $2.7 in 1999, 1998 and 1997, respectively.

13.  NON-PENSION POSTRETIREMENT BENEFIT

The Company provides certain health and life insurance benefits for eligible domestic and Canadian retirees and their dependents. The cost of postretirement benefits is accrued during employees' working careers. Domestic participants who are not eligible for Medicare are provided with the same medical benefits as active employees, while those who are eligible for Medicare are provided with supplemental benefits. Canadian participants are provided with supplemental benefits to the national healthcare plan in Canada. The domestic postretirement medical benefits are contributory; the Canadian medical benefits are non-contributory. The domestic and Canadian postretirement life insurance benefits are noncontributory. Benefits are funded on a pay-as-you-go basis.

---------------------------------------------------------------------------------------------
                                                   CONSOLIDATED                 COMBINED
                                             ---------------------          -----------------
                                                1999         1998             1999      1998
---------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year        $107.0        $131.8         $120.7    $147.7
Service cost                                        -             -              -       0.1
Interest cost                                     6.7           9.2            7.8      10.5
Contributions by plan participants                2.2           1.6            2.8       2.0
Actuarial (gains) losses                          6.4         (13.8)           8.3     (15.3)
Benefits paid                                   (12.4)        (12.4)         (14.8)    (14.9)
Plan amendment                                   (6.5)            -           (6.5)        -
Divestitures                                        -          (9.4)             -      (9.4)
                                               -------       -------        -------   -------

Benefits obligation end of year                 103.4         107.0          118.3     120.7

Unrecognized net actuarial gain                  35.5          44.8           35.6      45.4
Unrecognized prior service benefit               28.9          31.1           28.9      31.1
                                               -------       -------        -------   -------
Accrued postretirement
  obligation at end of year                    $167.8        $182.9         $182.8    $197.2
---------------------------------------------------------------------------------------------


The weighted average discount rate used in determining the postretirement benefit obligation at December 31, 1999 and 1998, was 7.8% and 6.8%, respectively. For measurement purposes, health care costs are assumed to increase 8.1% in 2000 grading down gradually to a constant 5.8% annual increase for both pre-65 and post-65 benefits by the year 2004. The comparable assumptions for the prior year were 7.7% and 4.8% by the year 2004.

In 1999, the Company and Combined Companies elected to update the mortality table used to determine the projected benefit obligation and related expense. The impact of this change in assumption was an increase in the obligation at December 31, 1999 of $3.5 for the Company and Combined Companies, and an estimated increase in the expense for fiscal year 2000 of $0.4 and $0.5 for the Company and Combined Companies, respectively.

Following are the components of net postretirement benefit recognized for 1999, 1998 and 1997:

-------------------------------------------------------------------------------------------------------------------------
                                                                CONSOLIDATED                       COMBINED
                                                      -------------------------------       -------------------------
                                                        1999       1998       1997           1999     1998      1997
-------------------------------------------------------------------------------------------------------------------------
 Service cost                                          $   -      $   -      $  0.1         $   -     $ 0.1    $  0.2

 Interest cost on projected benefit obligation           6.7        9.2        10.9           7.8      10.5      12.3
 Amortization of prior service benefit                  (8.7)      (9.5)      (11.1)         (8.7)     (9.5)    (11.1)
 Immediate recognition of initial
   obligation                                            1.0          -           -           2.2         -         -
 Recognized actuarial gain                              (2.7)      (1.8)       (2.1)         (3.2)     (2.1)     (2.4)
 Settlement/curtailment gain (1)                           -       (6.1)      (15.2)            -      (6.6)    (15.2)
                                                       ------     ------     -------        ------    ------   -------
 Net postretirement benefit                            $(3.7)     $(8.2)     $(17.4)        $(1.9)    $(7.6)   $(16.2)
-------------------------------------------------------------------------------------------------------------------------

(1) Includes $(0.3) in 1998 and $(13.2) in 1997 related to discontinued operations.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

-----------------------------------------------------------------------------------------
                                                           1% increase        1% decrease
                                                           -----------        -----------
Effect on total service cost and interest cost components       $ 0.6            $ (0.5)
Effect on postretirement benefit obligation                       7.2              (6.5)
-----------------------------------------------------------------------------------------


14.     SHAREHOLDERS' EQUITY

Preferred Stock
---------------
The Company has 24,574,751 shares of series A Cumulative Preferred Stock ("Preferred Stock") outstanding with a total of 100,000,000 shares authorized. Each share has a liquidation preference of $25 and is entitled to cumulative dividends at an annual rate of 12% payable quarterly in arrears. These shares are redeemable, in whole or in part, at the Company's discretion. At December 31, 1999, the redemption price is 106% of the issuance price and declines ratably in each year to par at June 26, 2005. At this time, the Company has no plans to redeem these shares.

Common Stock
------------
The Company has 198,974,994 shares of $0.01 par value common stock issued and outstanding and 300,000,000 shares authorized. Foods Holdings and Wise Holdings are capitalized with 100 and 70 shares of $0.01 par value common stock, respectively.

Other Shareholders' Equity
--------------------------
At December 31, 1999, the Company held $404.9 of notes receivable from its parent, which accrue interest at 12% per year, payable quarterly. The notes were received from an affiliate of the Company's parent as proceeds from the sales of Wise ($34.2) and Foods ($365.9) and the issuance of options on the common stock of Elmer's Holdings, Inc. and Borden Decorative Products Holdings, Inc. ($44.0). As described below, notes totaling $39.2 were transferred to BWHLLC in 1998. Interest is received quarterly at 12% and the notes mature on September 29, 2005. At December 31, 1999, Other Shareholders' Equity included accrued interest of $10.0. See Notes 4 and 6 for additional information on the sale of Wise and Foods.

During 1996 the Company sold options to BWHLLC on all of the common stock of Elmer's Holdings, Inc. and Borden Decorative Products Holdings, Inc. for 110% of the August 16, 1996, fair market value of the common stock. The options were issued at fair value with a five-year expiration. The exercise price of the option for Elmer's Holdings, Inc. is $54.1. The option on the common stock of Borden Decorative Products Holdings, Inc. was cancelled prior to the March 13, 1998 sale of the business. In settlement of this early cancellation, the Company transferred $39.2 of notes receivable from the Company's parent to BWHLLC, representing the fair value of the option at March 13, 1998.

The Combined Companies' equity includes $66.2 and $60.8 of affiliate's interest in subsidiary at December 31, 1999 and 1998, respectively, representing the 30% interest held by an affiliate of the Company's parent in a consolidated subsidiary of Foods. See Note 5 for additional information.

The Company declared common stock dividends of $64.1, $59.5 and $51.4 during 1999, 1998 and 1997, respectively. The dividends were recorded as a charge to paid-in capital to reflect a return of capital to the Company's parent.

In addition, $26.4, $42.9 and $24.5 were recorded during 1999, 1998 and 1997, respectively, as a credit to paid-in capital representing tax benefits contributed to the Company by its parent. The Company is included in its parent's tax return and the deductible interest expense on the parent's notes payable reduces the Company's tax liability.

During 1999 and 1998, the Company recorded a minimum pension liability adjustment of $1.5 and $3.6, respectively ($3.3 and $5.4 for the Combined Companies in 1999 and 1998, respectively) relating to underfunded pension plans, which is reflected in accumulated other comprehensive income.


15.   STOCK OPTION PLANS AND OTHER STOCK BASED COMPENSATION

Unit Appreciation Rights
------------------------
Effective January 1, 1996, key employees of the Company and Combined Companies were offered units and unit appreciation rights ("UAR's") in their respective holding companies. Additional UAR's have been granted under these plans in 1999, 1998 and 1997. The UAR's vest over 5 years, and any compensation expense incurred in conjunction with the UAR's will be charged to the Company or the Combined Companies. For 1999, 1998 and 1997, the Company has not recorded any compensation expense attributable to the UAR's. During 1999, Foods recorded $0.9 of compensation expense related to their UAR's. Foods had no compensation expense in 1998 or 1997. There were 25,326,860 UAR's outstanding at December 31, 1999, and 2,576,320 UAR's available for future grants.

Stock Options
-------------
Key subsidiaries of the Company and Combined Companies have issued stock options under their individual Stock Purchase and Option Plans for Key Employees. Under these plans, equity in the Chemical, Wise, Elmer's, infrastructure management services, Decorative Products and Dairy business units was sold to key management personnel. Fixed stock options were granted to purchase additional shares at varying exercise prices between $5 and $10. In addition, each company has granted fixed stock options to employees under their respective broad-based option plans. The options were issued with exercise prices at or above fair value, vest over five years and expire ten years from the date of the grant. As of December 31, 1999 there are 6,774,905 options outstanding among the companies and 1,226,158 options available for future grants.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Under the provisions of Accounting Principles Board ("APB") 25, "Accounting for Stock Issued to Employees", there was no compensation expense attributable to these stock options in 1999. In 1998, compensation cost of $1.6 related to the sale of Decorative Products. Compensation cost of $16.6 was recorded in 1997 in conjunction with the Dairy sale. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income (loss) and basic and diluted net income
(loss) per share would have been the amounts presented below:

--------------------------------------------------------------------------------------------------
                                                                    1999       1998      1997
--------------------------------------------------------------------------------------------------
Net (loss) income applicable to common stock  - as reported         $(20.8)    $(11.1)   $147.6
Net (loss) income applicable to common stock  - pro forma            (22.1)     (10.7)    156.2
Basic and diluted net income (loss) per share - as reported          (0.10)     (0.06)     0.74
Basic and diluted net income (loss) per share - pro forma            (0.11)     (0.05)     0.78
--------------------------------------------------------------------------------------------------

Pro forma net income applicable to common stock for the Combined Companies is $5.6 in 1999, $95.0 in 1998, and $139.7 in 1997.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with a risk free weighted average interest rate of 5.9% and expected lives ranging from five to ten years.

Information regarding the management stock option plans for the Company and Wise is as follows:

--------------------------------------------------------------------------------------------------------------------
                                                  1999                     1998                     1997
--------------------------------------------------------------------------------------------------------------------
                                                      Weighted                   Weighted               Weighted
                                                      Average                    Average                 Average
                                                      Exercise                   Exercise               Exercise
                                          Shares       Price         Shares       Price       Shares      Price
--------------------------------------------------------------------------------------------------------------------
Options outstanding, beginning of year  5,624,155     $5.07        6,912,405    $  5.18     7,082,034     $5.18
   Options exercised                            -                 (1,306,250)      5.00    (1,047,284)     5.00
   Options granted                      1,728,750      8.22        1,203,000       5.00     1,242,655      5.15
   Options forfeited                     (578,000)     5.00       (1,185,000)      5.92      (365,000)     5.00
                                        ----------                -----------              -----------
Options outstanding, end of year        6,774,905      5.88        5,624,155       5.07     6,912,405      5.18
---------------------------------------------------------------------------------------------------------------------

These amounts include outstanding options for Wise of 544,500, 82,000 and 300,000 at December 31, 1999, 1998 and 1997, respectively, with a weighted average exercise price of $10.00.

The options exercised in 1997 were in conjunction with the September 4, 1997, sale of the Dairy business. The options exercised in 1998 related to the sale of the Decorative Products business.

The following table summarizes information about fixed-price stock options at December 31, 1999:

------------------------------------------------------------------------------------------------------------
                                 OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
                 -----------------------------------------------------------------    ----------------------
                 Weighted Average                                                                  Weighted
Range of            Fair Value        Number     Weighted Average  Weighted Average     Number     Exercise
Exercise Price       At Grant       Outstanding   Remaining Life    Exercise Price    Exercisable    Price
------------------------------------------------------------------------------------------------------------
$ 5.00               $  1.12          5,101,155      3 years        $   5.00          2,408,043     $  5.00
$ 7.50-10.00         $  2.03          1,673,750      5 years        $   8.57             76,450     $  9.32
                                   -----------                                       -----------
$ 5.00-10.00         $  1.35          6,774,905      4 years        $   5.88          2,484,493     $  5.13
------------------------------------------------------------------------------------------------------------

There were 1,538,531 options exercisable at December 31, 1998, with a weighted average exercise price of $5.09. There were 1,133,950 options exercisable at December 31, 1997, with a weighted average exercise price of $5.23.

16.     DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps
-------------------
The Company enters into interest rate swaps to lower funding costs or to alter interest rate exposures between fixed and floating rates on long-term debt. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. The notional amount of interest rate swaps was $224.3 at December 31, 1999 and

1998. These swaps have maturities ranging from 2000 to 2002. The net impact of interest rate swaps was an increase in the Company's and the Combined Companies' interest expense of $11.6 in 1999, $10.7 in 1998, and $10.5 in 1997. The
year-end fair value of the interest rate swaps was a loss of $15.0 in 1999 and $28.7 in 1998.

The following table summarizes the weighted average interest rates for the swaps used by the Company and Combined Companies. Variable rates change with market conditions and may vary significantly in the future. A 1% increase in market interest rates would result in a $2.2 increase in the fair value of the interest rate swap agreements. A 1% decline in the interest rates would result in a $2.2 decrease in the fair value of the interest rate swap agreements.

--------------------------------------------------------------------------------
                                          1999            1998         1997
                                          -----          -----         -----
Pay fixed swaps
  Average rate paid                         10.4%         10.4%         10.4%
  Average rate received                      5.2%          5.6%          5.7%
--------------------------------------------------------------------------------


An interest rate swap, having a notional amount of $200.0, no longer meets the criteria for hedge accounting and is marked to market. The unrealized gains on this instrument of $10.8, $4.1 and $4.1 in 1999, 1998 and 1997, respectively, were included in the Consolidated and Combined Statements of Operations and other long-term liabilities. The Company does not hold or issue derivative financial instruments for trading purposes.

Foreign Exchange and Option Contracts
-------------------------------------
International operations account for a significant portion of the Company's revenue and operating income. With the divestiture of almost all Foods Unaligned international businesses in 1997, 1998 and 1999, the portion of the Combined Companies' revenue and operating income derived from the international operations is reduced. It is the policy of the Company and Combined Companies to reduce foreign currency cash flow exposure due to exchange rate fluctuations by hedging anticipated and firmly committed transactions wherever economically feasible (within the risk limits established in the Company's policy). These contracts are part of a worldwide program to minimize foreign currency exchange operating income and balance sheet exposure.

The Company and Combined Companies closely monitor foreign currency cash flow transactions and enter into forward and option contracts to buy and sell foreign currencies only to reduce foreign exchange exposure and protect the U.S. dollar value of such transactions to the extent of the amount under contract.

In accordance with current accounting standards, gains and losses arising from contracts that hedge future transactions are deferred until the related transactions occur. Those arising from contracts that hedge existing transactions (e.g., outstanding payables denominated in foreign currency) are recorded in income and offset the gains and losses that occur as exchange rates change. The cash flows from forward and option contracts accounted for as hedges of identifiable transactions are classified consistent with the cash flows from the transaction being hedged.

At December 31, 1999 and 1998, the Company had $75.1 and $39.7, respectively, of notional value of forward foreign currency exchange contracts outstanding. The Combined Companies had $89.2 and $55.8 of notional value of forward foreign exchange contracts outstanding at December 31, 1999 and 1998, respectively. At December 31, 1999, the Company and Combined Companies had foreign currency option contracts outstanding of $2.5 and no outstanding foreign currency option contracts at December 31, 1998. The unsecured contracts mature within 12 months and are principally with banks. The Company is exposed to credit loss in the event of non-performance by the other parties to the contracts. The Company evaluates the creditworthiness of the counterparties' financial condition and does not expect default by the counterparties.

17.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying or notional amounts and fair values of the Company's financial instruments at December 31, 1999 and 1998. The fair value of a financial instrument is the estimated amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair values are determined from quoted market prices where available or other independent valuation methods.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other accruals are considered reasonable estimates of their fair values. The carrying value of the loans receivable from and payable to affiliates approximates fair values as the loans bear interest at market interest rates.

--------------------------------------------------------------------------------------------------
                                                     1999                           1998
                                           -------------------------        ----------------------
                                           Carrying            Fair           Carrying      Fair
                                            Amount            Value             Amount      Value
                                           --------         --------        ----------    --------
Nonderivatives
Assets
  Investment securities                      $ 47.0           $  62.1          $ 52.5      $ 52.5

Liabilities
  Debt                                        558.8             473.9           568.1       567.0

                                             Notional           Fair           Notional      Fair
                                              Amount            Value            Amount      Value
                                             --------         -------         ----------   -------
Derivatives relating to:
Foreign currency contracts - gain            $  1.7         $     0.2          $ 32.3      $  0.3
Foreign currency contracts - loss              73.4              (0.3)            7.4           -
Option contracts - gain                         2.5               0.2               -           -
Interest rate swaps - loss                    224.3             (15.0)          224.3       (28.7)
--------------------------------------------------------------------------------------------------

The carrying or notional amounts of the Combined Companies' financial instruments and their related fair values based on dealer quotes are as follows:

--------------------------------------------------------------------------------------------------
                                                       1999                            1998
                                            ------------------------         ---------------------
                                            Carrying           Fair           Carrying     Fair
                                             Amount            Value           Amount      Value
                                            --------          -------        ----------  ---------
Nonderivatives
Assets
  Investment securities                      $ 47.0         $    62.1          $ 52.5      $ 52.5

Liabilities
  Debt                                        562.2             477.3           577.7       576.1

                                            Notional           Fair           Notional     Fair
                                              Amount           Value            Amount     Value
                                             --------         --------       ----------  --------
Derivatives relating to:
Foreign currency contracts - gain            $ 15.8         $     0.3          $ 32.3      $  0.3
Foreign currency contracts - loss              73.4              (0.3)           23.5        (0.3)
Option contracts - gain                         2.5               0.2               -           -
Interest rate swaps - loss                    224.3             (15.0)          224.3       (28.7)
--------------------------------------------------------------------------------------------------


The carrying value of the Company's $50.0 investment in World Kitchen is considered to equal the fair value as a result of the recent World Kitchen 1999 fourth quarter acquisitions to which the investment relates.

18.     SUPPLEMENTAL INFORMATION

---------------------------------------------------------------------------------------------
                                           CONSOLIDATED                       COMBINED
                                 -----------------------------          ---------------------
                                 1999         1998        1997          1999    1998    1997
---------------------------------------------------------------------------------------------
Depreciation                    $50.5        $47.5        $35.8        $ 77.2  $ 72.4  $ 81.9
Amortization                      3.7          3.4          3.1          14.9    14.2    14.4
Advertising                       2.1          2.9          4.4          16.3    13.6    48.9
Promotions                       22.1         21.1         20.7         188.0   195.6   318.3
Research and Development         23.8         18.7         24.9          43.8    39.0    44.4
---------------------------------------------------------------------------------------------



Other current liabilities include the following amounts:

---------------------------------------------------------------------------------------------
                                         CONSOLIDATED               COMBINED
                                     -------------------        -----------------
                                      1999         1998          1999       1998
---------------------------------------------------------------------------------------------
General insurance accruals             $20.4        $20.7        $32.3     $34.9
Reserves for sale of businesses          5.3         28.0         16.0      99.7
---------------------------------------------------------------------------------------------


19.     RELATED PARTY TRANSACTIONS

Foods and Wise
--------------
Wise and Foods were sold to affiliates of the Company during 1996. Because of the Company's continuing control over Wise and Foods, their assets and liabilities, at the date of sale, are classified as "sold under contractual arrangements" in the consolidated financial statements, as long as the Company has a net affiliated receivable from Wise or Foods. The Company's net investment balance in Wise was $6.6 and $4.4 at December 31, 1999 and 1998, respectively. In 1998, Foods repaid their term loan with the Company. This repayment ended the Company's remaining financial interest in Foods and therefore, at December 31, 1998, transactions with Foods are reflected as unconsolidated affiliated balances, not as an investment. See Notes 1 and 4 for additional information.

The net investment in Wise included a term loan receivable of $5.0 at December 31, 1998, at an interest rate of 11% which was repaid during 1999. The Foods investment included a $47.6 term loan receivable at December 31, 1997, at an interest rate of 10.25%, which was repaid during 1998. Affiliated interest income of $0.8, $0.6, and $1.0, net of amounts paid for overnight investments, was accrued related to Wise during 1999, 1998 and 1997, respectively. The Company recorded affiliated interest (expense) / income of $(14.7), $(18.0) and $25.5 related to Foods during 1999, 1998 and 1997, respectively.

The Loan Agreement with Foods and Wise provides a revolving loan feature. During 1997, the revolving loan facility for Foods was $100.0. Effective December 30, 1997, the revolving loan facility was reduced to $50.0 with a maturity date of December 31, 1998. As of December 31, 1998, this facility has been extended to December 31, 2000. The Wise revolving loan facility provides for borrowings up to $15.0 maturing December 31, 2000. The Foods and Wise variable interest rate is equal to the Company's cost of funds for 30 day LIBOR borrowings plus 0.25% for Foods and between 0.75% and 1.75% for Wise. Wise had borrowings of $6.5 outstanding under this facility at December 31, 1999. Foods had no borrowings under this facility at December 31, 1999.

Foods and Wise invest cash overnight at an interest rate set by the Company, which generally approximates money market rates. Foods had $234.6 invested at December 31, 1999 and $277.6 invested at December 31, 1998, which is included in loans payable with affiliates. Wise had $1.2 and $1.7 invested at December 31, 1999 and 1998, respectively, which is classified in assets sold under contractual arrangements.

The Company provides infrastructure management services to Foods and Wise. Fees received for these services are offset against the Company's general and administrative expenses, and totaled $12.9, $15.1 and $20.1 for the years ended December 31, 1999, 1998 and 1997, respectively. (See also Note 21).

Included in consolidated accounts payable at December 31, 1999, is a $2.1 net payable to Foods primarily related to interest earned on funds invested overnight with the Company. Included in other assets is a $8.8 receivable from Foods for its portion of the Combined Companies' pension liability. The effects of transactions among Wise, Foods and the Company have been eliminated in the Combined financial statements.

Other Related Parties
---------------------
BWHLLC's invested cash with the Company and Combined Companies was $11.3 and $138.2 at December 31, 1999 and 1998, which accrues interest at rates that generally approximate market. The Company recorded $5.2 and $5.4 of interest expense on amounts invested by BWHLLC during 1999 and 1998, respectively. Included in other current liabilities at December 31, 1999 and 1998, respectively, was $0.1 and $1.7 of affiliated interest payable related to these amounts. Cash invested with the Company and Combined Companies by the Company's parent was $0.7 and $0.0 at December 31, 1999 and 1998, respectively.

During 1998, CCPC Acquisitions Corp., an affiliate of the Company's parent, acquired a controlling interest in Corning Consumer Products Company ("CCPC") from Corning Incorporated in a recapitalization transaction valued at approximately $603. In connection with this transaction, the Company loaned $346.0 to CCPC on a short-term basis at rates which approximated market conditions. The Company recorded $1.2 of interest income related to this loan, which is reflected in interest income and other in the 1998 consolidated and combined Statements of Operations. CCPC repaid the loan in 1998. In 1999, CCPC changed its name to World Kitchen.

At December 31, 1999, the Company had loaned $56.2 in the form of demand notes to CCPC Acquisition Corp., to provide temporary financing to complete the acquisition of EKCO Group. The loan bears variable interest at the monthly prime rate as quoted by The Wall Street Journal and matures on December 31, 2000. The Company anticipates repayment upon the sale of a business unit acquired with EKCO Group, Inc. that is held for sale by CCPC Acquisition Corp. Additionally, early in the fourth quarter, the Company made a $50.0 investment in World Kitchen in the form of 16% cumulative junior preferred stock and has accrued dividends of $1.5.

The Company renders management, consulting and financial services to World Kitchen for an annual fee of $1.5, payable monthly in arrears.

KKR renders management, consulting and financial services to the Company and its businesses for an annual fee of $10.0, payable quarterly in arrears.

During 1999, 1998 and 1997, the Company purchased $64.7, $66.4, and $108.9 of raw materials from Borden Chemicals and Plastics Limited Partnership, of which the Company is the general partner.

20.     COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL MATTERS - The Company and Combined Companies, like others in similar businesses, is subject to extensive Federal, state and local environmental laws and regulations. Although Company and Combined Companies environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent regulation could require the Company and Combined Companies to make additional unforeseen environmental expenditures.

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Environmental accruals are routinely reviewed on an interim basis as events and developments warrant and are subjected to a comprehensive review annually during the fiscal fourth quarter. The Company and the Combined Companies have each accrued approximately $22 at December 31, 1999, for probable environmental remediation and restoration liabilities. These liabilities at December 31, 1998, totaled approximately $20. This is management's best estimate of these liabilities. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such liabilities may exceed current reserves by amounts that may prove insignificant, or by amounts, in the aggregate, of up to approximately $13.

LEGAL MATTERS - The Company and Combined Companies have recorded $5.1 and $8.5 in liabilities at December 31, 1999, for legal costs in amounts that management believes are probable and reasonably estimable. These liabilities at December 31, 1998, totaled $17.6 and $32.1 for the Company and Combined Companies, respectively. Actual costs are not expected to exceed these amounts. The Company may be held responsible for certain environmental liabilities incurred at Borden Chemicals and Plastics Limited Partnership facilities, which were previously owned by the Company. The Company believes, based upon the information it currently possesses, and taking into account its established reserves for estimated liability and its insurance coverage, that the ultimate outcome of the foregoing proceedings and actions is unlikely to have a material adverse effect on the Company's financial position or operating results.

OTHER COMMITMENTS - A wholly owned subsidiary serving as general partner of Borden Chemicals and Plastics Limited Partnership ("BCP") has certain fiduciary responsibilities to BCP's unitholders. The Company believes that such responsibilities will not have a material adverse effect on its financial statements.

21.   SUBSEQUENT EVENT

On February 25, 2000, the Company distributed 100% of its ownership in the infrastructure management services business to its parent. The distribution was treated as a dividend at the recorded net book value of approximately $8 million. Subsequently, substantially all of the assets of the infrastructure management services business were sold to a subsidiary of Interliant, Inc. in exchange for $2.5 million in cash and 1,041,179 shares of Interliant, Inc. stock.

22.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents Quarterly Financial Data for the Company:

1999 QUARTERS                                            FIRST       SECOND             THIRD       FOURTH (1)
------------------------------------------------------------------------------------------------------------
Net Sales                                              $306.9          $343.9          $350.7      $358.7
------------------------------------------------------------------------------------------------------------
Gross profit (2)                                         83.1            99.9            95.0        90.2
------------------------------------------------------------------------------------------------------------
Business realignment and asset write-offs                   -            10.0            21.6        10.0
Gain on divestiture of businesses                           -               -               -         7.4
------------------------------------------------------------------------------------------------------------
Income from continuing operations                        13.3            22.6             3.8        15.6
------------------------------------------------------------------------------------------------------------
Discontinued operations:
  Loss from operations, net of tax                          -               -               -        (0.4)
  Gain (loss) on disposal, net of tax                       -             0.6               -        (2.6)
------------------------------------------------------------------------------------------------------------
Net income                                               13.3            23.2             3.8        12.6
------------------------------------------------------------------------------------------------------------
Preferred stock dividends                                18.4            18.5            18.4        18.4
------------------------------------------------------------------------------------------------------------
Net (loss) income applicable to common stock             (5.1)            4.7           (14.6)       (5.8)
------------------------------------------------------------------------------------------------------------
Basic and diluted, per share of common stock:
  Income (loss) from continuing operations               0.07            0.12            0.02        0.07
Net (loss) income applicable to common stock            (0.02)           0.03           (0.08)      (0.03)
Dividends per common share                               0.06            0.06            0.14        0.06
Dividends per preferred share                            0.75            0.75            0.75        0.75
Average number of common share outstanding              199.0           199.0            199.0      199.0
------------------------------------------------------------------------------------------------------------

1998 QUARTERS                                            FIRST          SECOND          THIRD     FOURTH (3)
------------------------------------------------------------------------------------------------------------
Net Sales                                              $367.1          $368.4          $335.6      $328.6
------------------------------------------------------------------------------------------------------------
Gross profit  (2)                                        80.0            94.2            85.9        80.4
------------------------------------------------------------------------------------------------------------
Gain on sale of business                                    -             8.3               -           -
------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                  5.8            14.4            11.7        (8.3)
------------------------------------------------------------------------------------------------------------
Discontinued operations:
  Income from operations, net of tax                      2.3               -               -           -
  Gain on disposal, net of tax                           26.0               -             5.3         5.4
------------------------------------------------------------------------------------------------------------
Net income (loss)                                        34.1             14.4           17.0        (2.9)
------------------------------------------------------------------------------------------------------------
Preferred stock dividends                                18.4            18.4            18.4        18.5
------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common stock             15.7            (4.0)           (1.4)      (21.4)
------------------------------------------------------------------------------------------------------------
Basic and diluted, per share of common stock:
  Income (loss) from continuing operations               0.03            0.07            0.05       (0.03)
Discontinued operations:
  Income from operations                                 0.01               -               -           -
  Gain on disposal                                       0.13               -            0.03        0.02
Net income (loss) applicable to common stock             0.08           (0.02)          (0.01)      (0.11)
Dividends per common share                               0.07            0.10            0.06        0.07
Dividends per preferred share                            0.75            0.75            0.75        0.75
Average number of common share outstanding              199.0           199.0           199.0       199.0
------------------------------------------------------------------------------------------------------------

(1) - As described in Note 4, the Company's fourth quarter 1999 results include a $10.0 charge related to a plant expansion project that was discontinued.
(2) - Gross profit is defined as gross margin less distribution expense.
(3) - As discussed in Note 9, the Company's fourth quarter 1998 results reflect a $26.7 impairment charge on an investment.

The following represents Quarterly Financial Data for the Combined Companies:

1999 QUARTERS                                          FIRST           SECOND          THIRD       FOURTH (1)
---------------------------------------------------------------------------------------------------------------
Net Sales                                             $496.5           $519.1          $531.6        $589.9
---------------------------------------------------------------------------------------------------------------
Gross profit (2)                                       154.9            162.4           165.9         183.5
---------------------------------------------------------------------------------------------------------------
Business realignment and asset write-offs                  -             10.0            21.6          10.7
Gain on divestiture of businesses                        4.4             10.4            32.7           9.0
---------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                14.0             14.8            22.2          41.2
---------------------------------------------------------------------------------------------------------------
Discontinued operations:
  Loss from operations, net of tax                         -                -               -          (0.4)
  Gain (loss) on disposal, net of tax                      -              0.6               -          (3.7)
---------------------------------------------------------------------------------------------------------------
Cumulative effect of change in accounting
  principle                                                -                -               -          (2.8)
---------------------------------------------------------------------------------------------------------------
Net income                                              14.0             15.4            22.2          34.3
---------------------------------------------------------------------------------------------------------------
Preferred stock dividends                               18.4             18.5            18.4          18.4
---------------------------------------------------------------------------------------------------------------
Net (loss) income applicable to common stock            (5.3)            (2.5)            3.3          11.6
---------------------------------------------------------------------------------------------------------------

1998 QUARTERS                                          FIRST           SECOND           THIRD       FOURTH (3)
---------------------------------------------------------------------------------------------------------------
Net Sales                                             $643.6           $582.5          $536.2        $572.2
---------------------------------------------------------------------------------------------------------------
Gross profit (2)                                       167.7            159.0           155.5         179.4
---------------------------------------------------------------------------------------------------------------
Gain on sale of business                               301.4              9.4            18.6          49.3
--------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations               242.8             (5.9)           11.1          23.3
---------------------------------------------------------------------------------------------------------------
Discontinued operations:
  Income from operations, net of tax                     2.3                -               -             -
  Gain on disposal, net of tax                          26.0                -             5.3           5.4
---------------------------------------------------------------------------------------------------------------
Net income (loss)                                      271.1             (5.9)           16.4          28.7
---------------------------------------------------------------------------------------------------------------
Affiliate's share of income                            128.7              1.3             1.0          11.0
Preferred stock dividends                               18.4             18.4            18.4          18.5
---------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common stock           124.0            (25.6)           (3.0)         (0.8)
---------------------------------------------------------------------------------------------------------------

(1) - As described in Note 4, the Combined Companies fourth quarter 1999 results include a $10.0 charge related to a plant expansion project that was discontinued.
(2) - Gross profit is defined as gross margin less distribution expense.
(3) - The Combined Companies' fourth quarter 1998 results reflect a pre-tax gain of $21.0 for additional proceeds on the sale of a business, a change in estimate of $28.3 for costs related to certain divestitures, and a $26.7 impairment charge on an investment.

     INDEPENDENT AUDITORS' REPORT






To the Board of Directors
and Shareholders of Borden, Inc.


We have audited the accompanying consolidated balance sheets of Borden, Inc. (a wholly owned subsidiary of Borden Holdings, Inc.) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Borden, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Columbus, Ohio
February 11, 2000, except for Note 21 as to which the date is February 25, 2000

                          INDEPENDENT AUDITORS' REPORT






To the Board of Directors
and Shareholders of Borden, Inc.


We have audited the accompanying combined balance sheets of Borden, Inc. and subsidiaries, Borden Foods Holdings Corporation and subsidiaries and Wise Holdings, Inc. and subsidiaries (affiliated corporations), all of which are under common ownership and common management, as of December 31, 1999 and 1998, and the related combined statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the combined financial position of Borden, Inc., Borden Foods Holdings Corporation and Wise Holdings, Inc. (affiliated corporations) at December 31, 1999 and 1998, and the combined results of their operations and their combined cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Columbus, Ohio
February 11, 2000, except for Note 21 as to which the date is February 25, 2000

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
-------        ---------------------------------------------
               ON ACCOUNTING AND FINANCIAL DISCLOSURE
               --------------------------------------

                       None


                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------    --------------------------------------------------

Set forth below are the names and ages of the Directors and Executive Officers of the Company as of March 13, 2000, and the positions and offices with the Company held by each of them. Their terms of office extend to the next Annual Meeting of the Board of Directors or until their earlier resignation or replacement.




                                                                        Served in
                                                               Age on    Present
                                                              Dec. 31,  Position
Name                          Position & Office                 1999      Since
----------------------------------------------------------------------------------
C.R. Kidder      Chairman of the Board, Director
                 Chief Executive Officer and President              55       1995
H.R. Kravis      Director                                           55       1995
A. Navab         Director                                           34       1995
G.R. Roberts     Director                                           56       1995
S. M. Stuart     Director                                           40       1995
W.H. Carter      Executive Vice President and
                 Chief Financial Officer                            46       1995
K.M. Kelley      Executive Vice President Corporate Strategy
                                               & Development        42       1999
N.A. Reardon     Senior Vice President-Human Resources
                 and Corporate Affairs                              47       1997
R.P. Starkman    Senior Vice President and Treasurer                45       1995
W.F. Stoll, Jr.  Senior Vice President and General Counsel          51       1996
----------------------------------------------------------------------------------

C. Robert Kidder was elected a Director, Chairman of the Board and Chief Executive Officer of the Company on January 10, 1995. He was Chairman of the Board of Duracell International, Inc. and Duracell, Inc. from August 1991 through October 1995 and served as Chairman of the Board and Chief Executive Officer of both companies from April 1992 through September 30, 1995, Chairman of the Board, President and Chief Executive Officer of both companies from August 1991 until April 1992, and President and Chief Executive Officer of both companies from June 1984 until August 1991. He is also a director of Electronic Data Systems Corporation and Morgan Stanley Dean Witter & Co. He is a member of the Executive and Compensation Committees of the Borden Board.

Henry R. Kravis acted as Chairman of the Board of the Company from December 21, 1994, to January 10, 1995. He has been a member of KKR & Co., LLC since 1996, was a General Partner of Kohlberg Kravis Roberts & Co. from its establishment through 1995 and has been a General Partner of KKR Associates, L.P. since its establishment. He is also a Director of Accuride Corporation, Amphenol Corporation, The Boyds Collection, Ltd., Evenflo Company Inc., The Gillette Company, IDEX Corporation, KinderCare Learning Centers, Inc. KSL Recreation Corporation, Owens-Illinois, Inc., PRIMEDIA Inc., Regal Cinemas, Inc., Safeway, Inc., Sotheby's Holdings, Inc., Spalding Holdings Corporation and TI Group, PLC. He is a member of the Executive Committee of the Borden Board. Messrs. Kravis and Roberts are first cousins.

Alexander Navab has been an Executive of Kohlberg Kravis Roberts & Co. since June 1993. He was employed by James D. Wolfensohn Incorporated, an investment banking firm, from September 1991 to June 1993. He is also a Director of KSL Recreation Corporation and Regal Cinemas, Inc., CAIS Internet Inc. and Intermedia Communications, Inc. He is Chairman of the Audit Committee and a member of the Compensation Committee of the Borden Board.

George R. Roberts has been a member of KKR & Co., LLC since 1996, was a General Partner of Kohlberg Kravis Roberts & Co. from its establishment through 1995, and has been a General Partner of KKR Associates, L.P. since its establishment. He is also a Director of Accuride Corporation, Amphenol Corporation, The Boyds Collection, Ltd., Evenflo Company Inc., IDEX Corporation, KinderCare Learning Centers, Inc., KSL Recreation Corporation, Owens-Illinois, Inc., PRIMEDIA Inc., Safeway, Inc., and Spalding Holdings Corporation. Messrs. Kravis and Roberts are first cousins.

Scott M. Stuart has been a member of KKR & Co., LLC since 1996, was a General Partner of Kohlberg Kravis Roberts & Co. and has been a General Partner of KKR Associates, L.P. since January 1995. He began as an Executive with Kohlberg Kravis Roberts & Co. in 1986. He is also a Director of AEP Industries, Inc., The Boyds Collection, Ltd. and KSL Recreation Corporation. He is Chairman of the Compensation Committee and a member of the Audit and Executive Committees of the Borden Board.

William H. Carter was elected Executive Vice President and Chief Financial Officer effective April 3, 1995. Prior to that, since 1987, he was a partner in Price Waterhouse LLP.

Kevin M. Kelley was elected Executive Vice President, Corporate Strategy and Development effective April 5, 1999. Prior to that, since April 1996, he was Managing Director of Ripplewood Holdings LLC. From January 1995 to April 1996 he was a Managing Director with Onex Investment Corporation.

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

The following table provides certain summary information concerning compensation of the Company's Chief Executive
Officer and the four other most highly compensated Executive Officers as of December 31, 1999 (the "Named Executive
Officers") for the periods indicated.

                                                SUMMARY COMPENSATION TABLE
                                                --------------------------


                                     ANNUAL COMPENSATION                   LONG TERM COMPENSATION
                             -------------------------------------  ---------------------------------------
                                                                             AWARDS               PAYOUTS
                             -------------------------------------  --------------------------  -----------
                                                         OTHER      RESTRICTED    SECURITIES     LONG TERM      (4) ALL
NAME AND                                                ANNUAL         STOCK      UNDERLYING     INCENTIVE       OTHER
PRINCIPAL                                            COMPENSATION    AWARD(S)    OPTIONS/LSAR   PLAN (LTIP)  COMPENSATION
POSITION               YEAR  SALARY ($)  BONUS ($)        ($)           ($)           (#)       PAYOUTS ($)       ($)
---------------------  ----  ----------  ----------  -------------  -----------  -------------  -----------  -------------

C.R. Kidder            1999   1,171,500   1,054,350      (1)75,608     NONE           (5)          NONE          90,255
Chairman, President &  1998   1,100,000     547,470      (2)92,467     NONE           (5)          NONE          96,731
Chief Executive        1997   1,000,000     742,500     (3)121,900     NONE           (5)          NONE          87,255
Officer
W.H. Carter            1999     437,538     247,541              0     NONE           (5)          NONE          32,815
Executive Vice         1998     415,000     150,000              0     NONE           (5)          NONE          31,238
President & Chief      1997     395,667     180,000              0     NONE           (5)          NONE          28,589
Financial Officer
---------------------
K.M. Kelley            1999     334,327     185,625      (6)13,835     NONE           (5)          NONE          48,957
Executive Vice
President, Corporate
Strategy &
Development
---------------------
N.A. Reardon           1999     365,295     206,575              0     NONE           (5)          NONE          18,754
Senior Vice President  1998     345,250     107,973              0     NONE           (5)          NONE          17,747
Human Resources and    1997     277,750     128,000      (6)31,223     NONE           (5)          NONE          40,264
Corporate Affairs

W.F. Stoll, Jr.        1999     362,425     206,168              0     NONE           (5)          NONE          18,754
Senior Vice President  1998     335,500     106,453              0     NONE           (5)          NONE          17,906
and General Counsel    1997     310,500     142,000       (6)1,200     NONE           (5)          NONE          45,623

(1)     Includes  $60,000  pursuant  to  the  Executive  Perquisite  Benefit  Plan  and $15,608 not paid to Mr. Kidder but allocable  to  his  personal  use  of  company  aircraft.
(2)     Includes  $60,000  pursuant  to  the  Executive  Perquisite  Benefit  Plan  and $31,842 not paid to Mr. Kidder but allocable  to  his  personal  use  of  company  aircraft.
(3)     Includes  $60,000  pursuant  to  the  Executive  Perquisite  Benefit  Plan  and $61,900 not paid to Mr. Kidder but allocable  to  his  personal  use  of  company  aircraft.
(4)     All  other  compensation  is  identified  and  quantified  in  the  table  below
(5)     No  Executive  Officer  of the Company owns any stock of Borden, Inc., or options to acquire stock in Borden, Inc.
        For  information  on  equity  securities  of  Borden's  parent  or  subsidiary  entities owned by management, see
        Item 12.
(6)     Tax  gross-up  payment


   (a)       RSP and ESP refer to the Company's Retirement Savings Plan and the executive supplemental benefit plans.

                             MATCHING
                           CONTRIBUTIONS  RELOCATION
              YEAR      (RSP AND ESP)(a)  EXPENSE       TOTAL
              ----       ----------------  -------      ------
C.R. KIDDER   1999            90,255            0       90,255
              1998            96,731            0       96,731
              1997            87,255            0       87,255

W.H. CARTER   1999            32,815            0       32,815
              1998            31,238            0       31,238
              1997            28,589            0       28,589

K.M. KELLEY   1999            11,250       37,707       48,957

N.A. REARDON  1999            18,754            0       18,754
              1998            17,747            0       17,747
              1997            10,415       29,849       40,264

W.F. STOLL    1999            18,754            0       18,754
              1998            17,906            0       17,906
              1997            11,873       33,750       45,623


                                     73
























































The following table provides information on option/SAR exercises during 1999 by the Named Executive Officers and the value of their unexercised options/SARS at December 31, 1999.

===============================================================================================
   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES
===============================================================================================
                                        # OF SECURITIES UNDERLYING    VALUE OF UNEXERCISED IN-THE-
                                        UNEXERCISED OPTIONS/SARS AT  MONEY OPTIONS/SARS AT FISCAL
                                              FISCAL YEAR END               YEAR  END  ($)
                                        ---------------------------  --------------------------
                  SHARES
               ACQUIRED ON     VALUE
                 EXERCISE    REALIZED
NAME               (#)          ($)     EXERCISABLE  UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
-------------  ------------  ---------  -----------  --------------  -----------  -------------

C. R. KIDDER   N/A           N/A                  0    7,391,380(1)            0              0
-------------  ------------  ---------  -----------  --------------  -----------  -------------

W. H. CARTER   N/A           N/A                  0    2,409,620(1)            0              0
-------------  ------------  ---------  -----------  --------------  -----------  -------------

K. M. KELLEY   N/A           N/A                  0    2,409,620(1)            0              0
-------------  ------------  ---------  -----------  --------------  -----------   ------------

N. A. REARDON  N/A           N/A                  0    2,409,620(1)            0              0
-------------  ------------  ---------  -----------  --------------  -----------  -------------

W. F. STOLL    N/A           N/A                  0    2,409,620(1)            0              0
=============  ============  =========  ===========  ==============  ===========  =============

(1)     Represents  unit  appreciation  rights  in  BW  Holdings,  LLC.


                                          74














































The following table provides information on option/SAR grants during 1999 to the Named Executive Officers.

=============================================================================================================
                                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
=============================================================================================================

                                                                        POTENTIAL REALIZABLE  ALTERNATIVE  TO
                                                                         VALUE  AT  ASSUMED    (F)  AND  (G):
                                                                          ANNUAL RATES OF       GRANT DATE
                       INDIVIDUAL GRANTS                                    STOCK PRICE           VALUE
                                                                           APPRECIATION
                                                                          FOR OPTION TERM
=======================================================================  ===================  ===============
                   # OF
                SECURITIES      % OF TOTAL
                UNDERLYING    OPTIONS/SAR'S
               OPTIONS/SAR'     GRANTED TO    EXERCISE OR
                 S GRANTED     EMPLOYEES IN    BASE PRICE   EXPIRATION                         GRANT DATE (3)
NAME              (#) (1)      FISCAL YEAR     ($/SHARE)       DATE      @ 5% ($)  @ 10% ($)  PRESENT VALUE $
=============  =============  ==============  ============  ===========  ========  =========  ===============

C. R. KIDDER              0               0   N/A           N/A
-------------  -------------  --------------  ------------  -----------  --------  ---------  ----------------

W. H. CARTER        722,880            11.3%           (2)      6/1/09                                 375,898
-------------  -------------  --------------  ------------  -----------  --------  ---------  ----------------

K. M. KELLEY      2,409,620            37.7%           (2)      6/1/09                               1,253,003
-------------  -------------  --------------  ------------  -----------  --------  ---------  ----------------

N. A. REARDON       722,880            11.3%           (2)      6/1/09                                 375,898
-------------  -------------  --------------  ------------  -----------  --------  ---------  ----------------

W. F. STOLL       1,204,820            18.9%           (2)          (4)                                626,507
=============  =============  ==============  ============  ===========  ========  =========  ===============

(1)  Represents  Unit  Appreciation  Rights  in  BW  Holdings,  LLC
(2)  50%  have  a  trigger  price  at  $4.15  and  50%  have  a  trigger  price  at  $5.00
(3)  The  fair  value  of  each  option grant is estimated on the date of grant using the Black-Scholes option pricing  model  with  risk  free  interest  rates  of
     5.8%,  dividend  rates  of  2.9%,  expected  volatility  of  0.1%  and  expected  life  of  five  years.
(4)  481,920  of  Mr. Stoll's UARs have an expiration date of 12/31/05 and 722,900 of Mr. Stoll's UARs have an expiration  date  of  6/1/09.


                                                        75




































The Long-Term Incentive Plans-Awards In Last Fiscal Year table has been omitted since the Registrant has no long-term incentive plan.

Retirement Benefits
-------------------
The Borden Employees Retirement Income Plan ("ERIP") for salaried employees was amended as of January 1, 1987, to provide benefit credits of 3% of earnings which are less than the Social Security wage base for the year plus 6% of earnings in excess of the wage base. Earnings include annual incentive awards paid currently but exclude any long-term incentive awards. Benefits for service through December 31, 1986, are based on the plan formula then in effect and have been converted to opening balances under the plan. Both opening balances and benefit credits receive interest credits at one-year Treasury bill rates until the participant commences receiving benefit payments. For the year 1999, the interest rate was 4.536%. Benefits vest after completion of five years of employment for employees hired on or after July 1, 1990.

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

The total projected annual benefits payable under the formulas of the ERIP at age 65 without regard to the Section 415 or 401(a)(17) limits and recognizing supplemental pensions as described above, are as follows for the Named Executive Officers of the Company in 1999: W. H. Carter - $117,390, C. R. Kidder - $170,075, N. A. Reardon - $41,006, K.M. Kelley - $111,039, and W.F. Stoll -
$57,251.

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

Directors who served prior to March 15, 1995 and who were not employees of the Company are provided, upon attaining age 70, annual benefits through a funded grantor trust equal to their final annual retainer if they served in at least three plan years. Such benefits can continue for up to fifteen years.


                                     76

------
Employment, Termination and Change in Control Arrangements
----------------------------------------------------------
Pursuant to a separation agreement dated November 7, 1997, with Douglas A. Smith, Former Chairman and CEO of Borden Foods Corporation and Executive Vice President of the Company, Mr. Smith received monthly payments until November 1, 1999, outplacement services, and the continuation of executive and other employee benefits and perquisites.

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

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------
Mr. Stuart and Mr. Navab are members of the Company's Compensation Committee. Mr. Stuart is a general partner and Mr. Navab is an executive of KKR Associates, L.P. See "Certain Relationships and Related Transactions." Mr. Kidder, Chairman and Chief Executive Officer of the Company, is also a member of the Compensation Committee.


                                     77

------
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
--------    ----------------------------------------
            OWNERS AND MANAGEMENT
            ---------------------

The following table sets forth certain information regarding the beneficial ownership of the Registrant's Common Stock and other equity securities issued by affiliated entities, as of March 13, 2000, by (a) persons known to the Registrant to be the beneficial owners of more than five percent of the outstanding voting stock of the Registrant, (b) each director of the Registrant, (c) each of the Named Executive Officers of the Registrant during the 1999 fiscal year of the Registrant and (d) all directors and executive officers of the Registrant as a group. Except as otherwise noted, the persons named in the table below have sole voting and investment power with respect to all securities shown as beneficially owned by them.

     Name of                              Beneficial Ownership
  Beneficial Owner                       of Equity Securities
------------------                   ----------------------------
                                        Shares/Units      Percent
                                        ------------      -------
KKR Associates (1)                       198,974,994       100.0
     9 West 57th Street
     New York, New York 10019
C. Robert Kidder                          369,569 (2)          *
Henry R. Kravis (1)                                --          *
George R. Roberts (1)                              --          *
Scott M. Stuart (1)                                --          *
Alexander Navab                                    --          *
William H. Carter                         120,481 (2)          *
Kevin M. Kelley                           120,481 (2)          *
Nancy A. Reardon                          120,481 (2)          *
William F. Stoll, Jr.                     120,481 (2)          *
All Directors and Executive Officers
   as a group (2)                         851,493 (2)          *

 * Beneficial ownership does not exceed 1.0% of the respective class of securities.

(1) The Borden Common Stock shown as beneficially owned by KKR Associates is directly held by Borden Holdings, Inc., a Delaware corporation which is wholly owned by BW Holdings, LLC, a Delaware limited liability company, the managing member of which is a limited partnership, of which KKR Associates is the sole general partner and as to which it possesses sole voting and investment power. KKR Associates is also the beneficial owner of 632,000,000 units of BW Holdings, LLC. KKR Associates is a limited partnership of which Messrs. Edward A. Gilhuly, Perry Golkin, James H. Greene, Jr., Henry R. Kravis, Robert I. MacDonnell, Michael W. Michelson, Paul E. Raether, George R. Roberts, Scott M. Stuart and Michael T. Tokarz are the general partners. Such persons may be deemed to share beneficial ownership of the shares shown as owned by KKR Associates. The foregoing persons disclaim beneficial ownership of any such shares.
(2) Represents units in BW Holdings, LLC. No director or executive officer owns directly any stock of the Registrant or options to acquire such stock.


ITEM  13.      CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
---------      --------------------------------------------------

All of the Company's common stock is owned by a holding company which is owned by an affiliate of KKR Associates, a New York limited partnership of which Messrs. Edward A. Gilhuly, Perry Golkin, James H. Greene, Henry R. Kravis, Robert I. MacDonnell, Michael W. Michelson, Paul E. Raether, George R. Roberts, Scott M.Stuart and Michael T. Tokarz are the general partners. KKR Associates has sole voting and investment power with respect to such shares. Messrs. Kravis, Roberts and Stuart are directors of the Company.

KKR renders management, consulting and financial services to the Company and its businesses for an annual fee of $10 million, payable quarterly in arrears. Messrs. Kravis, Roberts, and Stuart are general partners of KKR, and Mr. Navab, a director of the Company, is an executive of KKR.


                                     PART IV


ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
---------     ------------------------------------------------------------------

(a)     List  of  documents  filed  as  part  of  this  report
        ------------------------------------------------------

     1.     Financial  Statements
            ---------------------

            All financial statements of the registrant are set forth under
            Item 8 of this Report on  Form  10-K.

     2.     Financial Statement Schedules
            -----------------------------

            Report  of  Independent  Auditors  (page  81)

            For the three years ended December 31, 1999:
            Schedule II  -  Valuation and Qualifying Accounts (page 82)

     3.     Exhibits  (page  83)


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Borden, Inc.


We have audited the consolidated financial statements of Borden, Inc. and subsidiaries (a wholly owned subsidiary of Borden Holdings, Inc.) as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 11, 2000, except for
Note 21 as to which the date is February 25, 2000; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Borden, Inc. and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Columbus, Ohio
February 11, 2000


     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                           Balance     Charged to                            Balance
                     December 31, 1996   Expense            Write-offs    December 31, 1997
                     ------------------------------------------------------------------------
Allowance for
doubtful accounts    $   11.7            $   1.0             $    (3.3)    $     9.4
---------------------------------------------------------------------------------------------
                           Balance     Charged to                             Balance
                     December 31, 1997  Expense             Write-offs    December 31, 1998
                     ------------------------------------------------------------------------
Allowance for
doubtful accounts    $    9.4           $   2.9             $    (1.9)    $    10.4
---------------------------------------------------------------------------------------------
                           Balance     Charged to                             Balance
                     December 31, 1998  Expense             Write-offs    December 31, 1999
                     ------------------------------------------------------------------------
Allowance for
doubtful accounts    $   10.4           $   3.3             $    (1.9)    $    11.8
---------------------------------------------------------------------------------------------


     3.     Exhibits
            --------

     Management contracts, compensatory plans and arrangements are listed herein at Exhibits (10)(v) through (10) (xvi).

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

        (ii) Form of Indenture dated as of December 15, 1987, as supplemented by the First Supplemental Indenture dated as of December 15, 1987, and the Second Supplemental Indenture dated as of February 1, 1993, and the Third Supplemental Indenture dated as of June 26, 1996, incorporated herein by reference from Exhibits 4(a) through (d) to Registration Statement on Form S-3, File No. 33-45770, and Exhibit 4(iii) to the June 30, 1996, Form 10-Q, relating to the following Debentures and Notes:

          (a)     The $150,000,000 9-1/4% Sinking Fund Debentures due 2019.

          (b)     The $200,000,000 9-1/5% Debentures due 2021.

          (c)     The $250,000,000 7-7/8% Debentures due 2023.

       (iii) Form of Indenture relating to Senior Securities, incorporated hereinby reference from Exhibit 4.1 to the Company's Registration Statement on Form S-3, File No. 33-57577.

        (iv) Form of Indenture relating to Subordinated Securities incorporated herein by reference from Exhibit 4.2 to the Company's Registration Statement on Form S-3, File No. 33-57577.

     (10)(i) Recapitalization Agreement, dated as of October 14, 1997, among BORDEN, INC., a New Jersey corporation, BORDEN DECORATIVE PRODUCTS HOLDINGS, INC., a Delaware corporation and an indirect wholly owned subsidiary of Borden, and BDPI HOLDINGS CORPORATION, a Delaware corporation incorporated herein by reference to Exhibit (10)(i) to the 1997 Form 10-K Annual Report.

        (ii) Credit Agreement dated as of December 15, 1994 amended and restated as of July 14, 1997, incorporated herein by reference to Exhibit 10(ii) to the June 30, 1997, Form 10-Q.


      (iii) Stockholders Agreement, dated as of June 20, 1996, by and among Borden, Inc. and J. Brendan Barba, Paul M. Feeny, David MacFarland, Robert Cron, Kenneth J. Avia, Melanie K. Barba, John Powers, Lauren Powers, Carolyn Vegliante and Lawrence Noll, incorporated herein by reference to Exhibit 2 to Schedule 13D, dated July 1, 1996. File No. 005-37385.

       (iv) Governance Agreement, dated as of June 20, 1996, between Borden, Inc and AEP Industries Inc., incorporated herein by reference to Exhibit 5 to
Schedule 13D, dated July 1, 1996, File No. 005-37385.

        (v) Amended and Restated 1996 Unit Incentive Plan for Key Employees of Borden, Inc. and Associated Persons, as of June 29, 1999.

(vi) Descriptions of 1998 Management Incentive Plans for Borden Capital Management Partners and Borden Chemical, incorporated by reference to Exhibit 10
(ix) to the 1998 Form 10-K Annual Report.

      (vii) 1994 Management Incentive Plan incorporated by reference to Exhibit 10(iv) to the 1993 Form 10-K Annual Report.

     (viii) Amendment to 1994 Management Incentive Plan, incorporated by reference to Exhibit 10(xii) to the Company's 1995 Form 10-K Annual Report.

       (ix) 1994 Stock Option Plan incorporated by reference to Exhibit 10(v) to the 1993 Form 10-K Annual Report.

        (x) Executive Supplemental Pension Plan Amended and Restated as of January, 1996 incorporated by reference to Exhibit 10(xiii) to the 1998 Form 10-K Annual Report.

       (xi)  Advisory Directors Plan, incorporated herein by reference from
Exhibit 10(viii) to the 1989 Form 10-K Annual Report.

      (xii) Advisory Directors Plan Trust Agreement, incorporated herein by reference from Exhibit 10(ix) to the 1988 Form 10-K Annual Report.

     (xiii)  Management Agreements
             ----------------------

        (a) Agreement with R. L. deNey, incorporated herein by reference to Exhibit 10 to the June 30, 1998 Form 10-Q.

        (b) Employment Agreement with W. F. Stoll, Jr., dated June 6, 1996, incorporated by reference to Exhibit 10(vi) to the June 30, 1996 Form 10-Q.

        (c) Summary of Terms of Employment for Kevin M. Kelley, incorporated herein by reference to Exhibit (10) to the June 30, 1999 Form 10-Q.

      (xiv) Executive Perquisite Benefits Plan dated January 1, 1996, incorporated by reference to Exhibit 10(xxiv) to the 1995 Form 10-K Annual Report.


       (xv) Consulting Agreement dated August 21, 1995, incorporated herein by reference to Exhibit 10 to the September 30, 1995, Form 10-Q.

      (xvi)  1999 Management Incentive Plan for Borden Capital Management
Partners.

       (21)  Subsidiaries of Registrant.

    (23)(i)  Accountants' Consent.

       (27)  Financial Data Schedule


    4.       Financial Statement Schedules
             -----------------------------

The following are the separate financial statements of Foods Holdings and Wise Holdings filed in accordance with rule 3-10 of Regulation S-X. Foods Holdings and Wise Holdings are guarantors of the Company's credit facility and all of the Company's outstanding publicly held debt.

      (b)   Reports  on  Form  8-K
            ----------------------

No reports on Form 8-K were filed by the Company during the fourth quarter of 1999.


SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               BORDEN, INC.

                               By        /s/ William H. Carter
                                      -----------------------------
                               William H. Carter, Executive Vice President
                               and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Date:      March 17, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on the date set forth above.


Signature                              Title
---------                             ------

        /s/ C. Robert Kidder           Chairman of the Board and
-----------------------------          Chief Executive Officer
         (C. Robert Kidder)

        /s/ Henry R. Kravis            Director
-----------------------------
         (Henry R. Kravis)

        /s/ George R. Roberts          Director
-----------------------------
         (George R. Roberts)

        /s/ Scott M. Stuart            Director
-----------------------------
         (Scott M. Stuart)

        /s/ Alexander Navab            Director
-----------------------------
         (Alexander Navab)


                                                                      Exhibit 21
                           BORDEN, INC., CONSOLIDATED

               SUBSIDIARIES OF REGISTRANT AS OF DECEMBER 31, 1999
               --------------------------------------------------

                                        The percentage of State or other
                                        voting securities  jurisdiction of
                                        owned, or other  incorporation
Subsidiaries of Registrant              basis of control  or organization
--------------------------             -----------------  ---------------

BCP Finance Corporation                             100  Delaware
BCP Management, Inc.                                100  Delaware
BDS Two, Inc.                                       100  Delaware
  BDS Three, Inc.                                   100  Delaware
    BDH One, Inc.                                   100  Delaware
      BFE Corp                                      100  Delaware
BDH Two, Inc.                                       100  Delaware
     BDS One, Inc                                   100  Delaware
BFI Ltd., L.P.                                      100  Delaware
Borden Chemical Holdings, Inc.                     95.5  Delaware
  Borden Chemical Investments, Inc.                 100  Delaware
  Borden Chemical, Inc.                             100  Delaware
      Borden Chemical International, Inc.           100  Delaware
      Compania Quimica Borden, S.A.                 100  Panama
      Melamine Chemicals, Inc.                      100  Delaware
        MMP, Inc.                                   100  Delaware
        Melamine Chemicals FSC-V.I., Inc.           100  US V.I.
        Manufacturing Investments, Inc.             100  Louisiana
     Spurlock Industries, Inc.                      100  Virginia
     Spurlock Adhesives, Inc.                       100  Virginia
  Borden Australia (Pty.) Ltd.                      100  Australia
     Borden Australia Superannuation (Pty) Limited  100  Australia
  Borden Chemical Holdings (Panama), S.A.           100  Panama
     Alba Quimica Industria e Comercio Ltda.         99  Brazil
        Alba Amazonia S.A. Industrias Quimicas     99.9  Brazil
        Alba Nordeste Industrias Quimica Ltda.      100  Brazil
        The Wenham Corp., S.A.                      100  Uruguay
     Borden Chemical (M.) Sdn. Bhd.                 100  Malaysia
     Italcolor, S.A.                              39.38  Uruguay
     Quimica Borden Argentina S.A.                 94.2  Argentina
  Borden Chimie, S.A.                               100  France
  Borden International Holdings, Ltd.               100  UK
     Borden Chemical GB, Ltd.                       100  UK
     Borden Chemical U.K. Ltd.                      100  UK
        Borden Bray, Ltd.                           100  Ireland
  Borden International Philippines, Inc.             98  Philippines
  Quimica Borden Espana, S.A.                     95.74  Spain
     Borden Division de Consumo, S.A.               100  Spain
  Compania Quimica Borden Ecuatoriana, S.A.        83.3  Ecuador
  Gun Ei Borden International Resin Co. Ltd.         50  Japan
  Italcolor S.A.                                  60.62  Uruguay
Borden Company Limited, The                         100  Canada
Elmer's Holdings, Inc.                             98.5  Delaware
  Elmer's Products, Inc.                            100  Delaware
  Elmer's Products Canada, Inc.                     100  Canada
  Elmer's Investments, Inc.                         100  Delaware


                           BORDEN, INC., CONSOLIDATED

               SUBSIDIARIES OF REGISTRANT AS OF DECEMBER 31, 1999
               --------------------------------------------------

                                      The percentage of   State or other
                                      voting securities   jurisdiction of
                                       owned, or other    incorporation
Subsidiaries of Registrant            basis of control    or organization
--------------------------            -----------------   ----------------

  Productos Borden, Inc.                       100             New Jersey
  reSource Partner, Inc.                       100             Delaware
  T.M.I. Associates, L.P.                    77.28             Delaware
  Zeelandia Investerings Partnership           100             New York
     T. K. Partner, Inc.                       100             Delaware
     Zip Corporation                           100             Delaware
        Zcan Investments Ltd.                  100             Canada

NOTE:    The above subsidiaries have been included in Borden's Consolidated
Financial Statements on a consolidated or equity basis as appropriate. The names of certain subsidiaries, active and inactive, included in the Consolidated Financial Statements and of certain other subsidiaries not included therein, are omitted since when considered in the aggregate as a single subsidiary they do not constitute a significant subsidiary.


     EXHIBIT 21
     BORDEN, INC.

The following entities are included in the Combined businesses as of December31,
                    1999, but not included in the Registrant

                                        The percentage of        State or other
                                        voting securities        jurisdiction of
                                        owned, or other          incorporation
                                        basis of control         or organization
                                        ----------------         ---------------

Borden Foods Holdings Corporation                   100          Delaware
Borden Foods Corporation                            100          Delaware
   Albadoro S.p.A.                                  100          Italy
      Monder Aliment S.p.A.                         100          Italy
   BF Foods International Corp.                     100          Delaware
      Borden, S.A.                                  100          Panama
      Borden Company Limited, The                   100          Ireland
         Borden Foods Limited                       100          Ireland
         Borden Exports Limited                     100          Ireland
      Borden Foods de El Salvador S.A.             99.8          El Salvador
      Borden International (Europe) Ltd.            100          Delaware
      Codoveca C por A.                             100          Dominican Republic
         BF (Alisa) SDAD LtdA.                      100          Panama
         BFC (Colombia) S.A.                        100          Panama
            BF (Colombia) LLC                       100          Delaware
   BFC One Corporation                              100          Delaware
   BFC Two Corporation                              100          Delaware
   BFC Three Corporation                            100          Delaware
   BFC Four Corporation                             100          Delaware
   BFC Five Corporation                             100          Delaware
   BFC Six Corporation                              100          Delaware
   BFC Seven Corporation                            100          Delaware
   Borden Foods International Corp.                 100          Delaware
        Borden Foods Canada Corporation             100          Canada
   Borden Foods World Trade Corporation             100          Ohio
   Borden International, Inc.                       100          Delaware
   Borden International Foods (Asia-Pacific) Ltd.   100          Hong Kong
   Chef's of the World Ltd.                         100          United Kingdom
Borden Redevelopment Corp.                          100          Missouri
International Gourmet Specialties Company           100          New Jersey
Prince Company, Inc., The                           100          Massachusetts
Qihe Dairy Corp. Ltd.                                62          Republic of China
Qihe Investment Corporation                         100          Delaware
Wise Holdings, Inc.                                 100          Delaware
  Wise Foods Holdings, Inc.                         100          Delaware
    Wise Foods, Inc.                                100          Delaware
    Wise Foods Investments, Inc.                    100          Delaware
Moore's Quality Snack Foods, Inc.                   100          Virginia


                                                                  Exhibit 10 (v)

                              AMENDED AND RESTATED
                            1996 UNIT INCENTIVE PLAN
                              FOR KEY EMPLOYEES OF
                       BORDEN, INC. AND ASSOCIATED PERSONS
                               as of June 29, 1999


1.     Purpose of Plan
       ---------------

     The 1996 Unit Incentive Plan for Key Employees of Borden, Inc. and Associated Persons (the "Plan") is designed:

     (a) to promote the long term financial interests and growth of Borden, Inc. (the "Corporation") and its Associated Persons by attracting and retaining management personnel with the training, experience and ability to enable them to make a substantial contribution to the success of the Corporation's business;

     (b) to motivate management personnel by means of growth-related incentives to achieve long range goals; and

     (c) to further the identity of interests of Participants with those of the direct and indirect equityholders of the Corporation through opportunities to participate in increased value of, or distributions by, the Corporation and/or its Associated Persons.

2.     Definitions
       -----------

          As used in the Plan, the following words shall have the following meanings:

     (a)  "Associated Person" shall mean any Subsidiary of BW Holdings,
           -----------------
including, without limitation, the Corporation, or any Subsidiary of the Corporation, and any other entity designated by the Board of Directors, which may include, without limitation, a successor to BW Holdings.

     (b)  "BW Holdings" shall mean BW Holdings, LLC, a Delaware limited
           -----------
liability company.

     (c)  "BW Holdings Unit" shall mean a unit of limited liability company
           ----------------
interest in BW Holdings.

     (d)  "Board of Directors" means the Board of Directors of the Corporation.
           ------------------

     (e)  "Committee" means the Compensation Committee of the Board of
           ---------
Directors.

     (f)  "Employee" means a person, including an officer, in the regular
           --------
full-time employment of the Corporation or one of its Associated Persons who, in the opinion of the Committee, is, or is expected to be, primarily responsible for the management, growth or protection of some part or all of the business of the Corporation or its Associated Persons.

     (g)  "Equivalent Company" shall mean any Person so designated by the
           ------------------
Committee that, at the relevant time, owns or operates, directly or indirectly, substantially all of the business and assets of BW Holdings and its Subsidiaries.

     (h)  "Exchange Act" means the Securities Exchange Act of 1934, as amended.
           ------------


                                                                  Exhibit 10 (v)

     (i)  "Fair Value" means such value of a BW Holdings Unit or similar
          ------------
ownership interest in an Equivalent Company as determined in accordance with any applicable resolutions or regulations of the Committee in effect at the relevant time and in accordance with the provisions of a Grant Agreement.

     (j)  "Grant" means an award made to a Participant pursuant to the Plan and
           -----
described in Paragraph 5, including, without limitation, an award of a BW Holdings Unit Option, Unit Appreciation Right, Purchase BW Holdings Unit or Other Unit-Based Grant, or any combination of the foregoing.

     (k)  "Grant Agreement" means an agreement between the Corporation and a
           ---------------
Participant that sets forth the terms, conditions and limitations applicable to a Grant.

     (l)  "Participant" means an Employee selected to participate in the Plan by
           -----------
the Committee in its sole discretion and to whom one or more Grants have been made and such Grants have not all been forfeited or terminated under the Plan; provided, however, a non-employee director of the Corporation or one of its
 -------  -------
Associated Persons may not be a Participant.

     (m)  "Subsidiary" means any corporation, partnership or other entity in an
           ----------
unbroken chain of corporations, partnerships or other entities beginning with BW Holdings if each of the corporations, partnerships or other entities, or group of commonly controlled corporations, partnerships or other entities other than the last corporation, partnership or other entity in the unbroken chain then owns 50% or more of the voting stock or other ownership interests in one of the other corporations, partnerships or other entities in such chain.

3.     Administration of Plan
       ----------------------

     (a) The Plan shall be administered by the Committee. The Committee may adopt its own rules of procedure, and the action of a majority of the Committee, taken at a meeting or taken without a meeting by a writing signed by such majority, shall constitute action by the Committee. The Committee shall have the power and authority to administer, construe and interpret the Plan, to make rules for carrying it out and to make changes in such rules. Any such interpretations, rules and administration shall be consistent with the basic purposes of the Plan.

     (b) The Committee may delegate to the Chief Executive Officer and to other senior officers of the Corporation its duties under the Plan subject to such conditions and limitations as the Committee shall prescribe, except that only the Committee may designate and make Grants to Participants who are subject to
Section 16 of the Exchange Act at the time of such Grant.

     (c) The Committee may employ attorneys, consultants, accountants, appraisers, brokers or other persons. The Committee, the Corporation, and the officers and directors of the Corporation shall be entitled to rely upon the advice, opinions or valuations of any such persons. All actions taken and all interpretations and determinations made by the Committee in good faith shall be final and binding upon all Participants, the Corporation and all other interested persons. No member of the Committee or the Board of Directors, or the board of directors or similar management body of any Associated Person, and none of the Corporation, BW Holdings, any Associated Person or any affiliate of any thereof shall be liable (personally or otherwise) for any action, determination or interpretation made in good faith with respect to the Plan or the Grants, and all such persons shall be fully protected by the Corporation with respect to any such action, determination or interpretation.

4.     Eligibility
       -----------

       The Committee may from time to time make Grants under the Plan to such Employees and in such form having such terms, conditions and limitations as the Committee may determine in its sole discretion. No Grants may be made under this Plan to non-employee directors of Corporation or any of is Subsidiaries. Grants may be granted singly, in combination or in tandem. The terms, conditions and limitations of each Grant under the Plan shall be set forth in a Grant Agreement, in a form approved by the Committee, consistent, however, with


                                                                 Exhibit 10 (v)

the terms of the Plan; provided, however, such Grant Agreement shall contain
                       --------  -------
provisions dealing with the treatment of Grants in the event of the termination, death or disability of a Participant, and may also include provisions concerning the treatment of Grants in the event of a change of control.

5.     Grants
       ------

From time to time, the Committee will determine the forms and amounts of Grants for Participants. Such Grants may take the following forms in the Committee's sole discretion:

     (a)  BW Holdings Unit Options - These are options to purchase BW Holdings
          ------------------------
Units. At the time of the Grant the Committee shall determine, and shall have contained in the Grant Agreement or other Plan rules, the option exercise period, the option exercise price, and such other conditions or restrictions on the grant or exercise of the option as the Committee deems appropriate, which may include the requirement that the grant of options is predicated on the acquisition of Purchase BW Holdings Units by the optionee.

     (b)     Unit Appreciation Rights - These are rights that entitle the holder
             ------------------------
to receive payments from time to time from the Corporation in amounts and at times corresponding to the amounts and times when distributions on the BW Holdings Units are made and/or in amounts determined based on the relative values of a BW Holdings Unit at the time of payment and at the time of Grant, as specified in a Grant Agreement. Generally, Unit Appreciation Rights will provide for payments by the Corporation when the aggregate distributions on each BW Holding Unit exceeds a trigger price specified in the Grant Agreement. The Committee, in the Grant Agreement or by the other Plan rules, may impose such conditions or restrictions on the Unit Appreciation Rights, may provide for the conversion of the Unit Appreciation Rights into BW Holdings Units, or options to purchase BW Holdings Units or other ownership interests in BW Holdings or any Associated Person, and may provide for such other terms and conditions applicable to the Unit Appreciation Rights as it deems appropriate. Unit Appreciation Rights may also be called "UARs" in a Grant Agreement.

     (c)     Purchase BW Holdings Unit - Purchase BW Holdings Units are BW
             -------------------------
Holdings Units offered to a Participant at such price as determined by the Committee, the acquisition of which will make him eligible to receive Grants under the Plan; provided, however, that the price of such Purchase BW Holdings
                --------  -------
Units may not be less than 50% of the fair market value (as determined by the Committee) of the BW Holdings Units on the date such Purchase BW Holdings Units are offered.

     (d)  Other Unit-Based Grants - The Committee may make other Grants under
          -----------------------
the Plan pursuant to which BW Holdings Units (or similar ownership interests of an Equivalent Company) are or may in the future be acquired, or payments are or may in the future be made, in each case, based on the performance or value of the Corporation and its Associated Persons. The Committee, in the Grant Agreement or by other Plan rules, may impose such conditions or restrictions on any such Grant as it deems appropriate, consistent with the purposes of the Plan. Such Other Unit-Based Grants may include, without limitation, appreciation rights providing for payments to the Employee when a specified value of the Units is achieved relative to a value specified at the time of the Grant in the Grant Agreement.

6.     Limitations and Conditions
       --------------------------

     (a) The number of BW Holdings Units available for Grants under this Plan, and the number of such Units on which Grants under this Plan may be based, shall be 1,108,579 but may be increased or decreased (but in no event decreased to a number lower than the number of BW Holdings Units theretofore granted or with respect to which Grants theretofore have been made under the Plan), by the Committee in its sole discretion. Unless restricted by applicable law, the number of BW Holdings Units related to Grants that are forfeited, terminated, cancelled or expire shall immediately become available for Grants.


                                                                  Exhibit 10 (v)

     (b) No Grants shall be made under the Plan beyond ten years after the effective date of the Plan, but the terms of Grants made on or before the expiration thereof may extend beyond such expiration. At the time a Grant is made or amended or the terms or conditions of a Grant are changed, the Committee may provide for limitations or conditions on such Grant.

     (c) Nothing contained herein shall affect the right of the Corporation to terminate any Participant's employment at any time or for any reason.

     (d) Deferrals of Grant payouts may be provided for, at the sole discretion of the Committee, in the Grant Agreements.

     (e) Except as otherwise prescribed by the Committee, the amounts of the Grants for any employee of a Subsidiary, along with interest, dividend and other expenses accrued on deferred Grants shall be charged to the Participant's employer during the period for which the Grant is made. If the Participant is employed by more than one Subsidiary or by both the Corporation and a Subsidiary during the period for which the Grant is made, the Participant's Grant and related expenses will be allocated between the companies employing the Participant in a manner prescribed by the Committee.

     (f) Other than as specifically provided with regard to the death of a Participant, no Grant or right to payment in respect thereof under the Plan shall be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance or charge, and any attempt to do so shall be void. No Grant or right to payment in respect thereof shall, prior to receipt thereof by the Participant, be in any manner liable for or subject to the debts, contracts, liabilities, engagements or torts of the Participant.
Notwithstanding the foregoing, the Committee may, in its discretion, authorize all or a portion of the options or UARs to be granted to an optionee to be on terms which permit transfer by such optionee to (1) the spouse, children or grandchildren of the optionee ("Immediate Family Members"), (ii) a trust or trusts for the exclusive benefit of such Immediate Family Members, or (iii) a partnership or other entity in which such Immediate Family members are the only partners, members or beneficiaries, provided that, (x) the stock option
                                    -------- ----
agreement pursuant to which such options are granted must be approved by the Committee, and must expressly provide for transferability in a manner consistent with this Section, (y) subsequent transfers of transferred options shall be prohibited except transfers by will or by the applicable laws of this Plan. Following transfer, any such options shall continue to be subject to the same terms and conditions as were applicable immediately prior to transfer.

     (g) Participants shall not be, and shall not have any of the rights or privileges of, members of BW Holdings or equity holders in any Associated Person in respect of any BW Holdings Units or interests in an Associated Person purchasable in connection with any Grant unless and until such Participant is registered as the owner thereof and, if applicable, certificates representing any such BW Holdings Units or such other interests have been issued by BW Holdings or such Associated Person to such Participants.

     (h) No election as to benefits or exercise of BW Holdings Unit Options, Unit Appreciation Rights or other rights may be made during a Participant's lifetime by anyone other than the Participant except by a legal representative appointed for or by the Participant.

     (i) Absent express provisions to the contrary, any grant under this Plan shall not be deemed compensation for purposes of computing benefits or contributions under any retirement plan of the Corporation or its Subsidiaries and shall not affect any benefits under any other benefit plan of any kind or subsequently in effect under which the availability or amount of benefits is related to level of compensation. This Plan is not a "Retirement Plan" or "Welfare Plan" under the Employee Retirement Income Security Act of 1974, as amended.

     (j) Unless the Committee determines otherwise, no benefit or promise under the Plan shall be secured by any specific assets of the Corporation or any of its Subsidiaries, nor shall any assets of the Corporation or any of its Subsidiaries be designated as attributable or allocated to the satisfaction of the Corporation's obligations under the Plan.


                                                                 Exhibit 10 (v)

7.   Transfers and Leaves of Absence
     -------------------------------

     For purposes of the Plan, unless the Committee determines otherwise: (a) a transfer of a Participant's employment without an intervening period of separation among the Corporation and any Associated Person shall not be deemed a termination of employment, and (b) a Participant who is granted in writing a leave of absence shall be deemed to have remained in the employ of the Corporation during such leave of absence.


8.   Adjustments
     -----------

     In the event that the Corporation (or any Equivalent Company) consummates a Public Offering, or any similar event occurs, or there is a change in the powers, designations, preferences and relative participating, optional or other rights, if any, or the qualifications, limitations or restrictions of the outstanding BW Holdings Units or equity interests in an Equivalent Company or a reclassification, recapitalization or merger, change of control, or similar event affecting the Corporation, BW Holdings or an Equivalent Company, the Committee may adjust appropriately the outstanding Grants as it deems to be equitably required, including without limitation converting the Grants into common equity of, or grants of options or other rights to purchase ownership interests in, the Corporation or the Equivalent Company that consummates a Public Offering on such terms as the Committee deems to be appropriate in its sole discretion.

9.   Merger, Consolidation, Exchange, Acquisition, Liquidation or Dissolution
     ------------------------------------------------------------------------

     In its absolute discretion, and on such terms and conditions as it deems appropriate, coincident with or after the grant of any BW Holdings Unit Option, Unit Appreciation Right or any Other Unit-Based Grant, the Committee may provide that such BW Holdings Unit Option, Unit Appreciation Right or Other Unit-Based Grant cannot be exercised or triggered after the merger or consolidation of BW Holdings or the Corporation into another corporation, the exchange of all or substantially all of the assets of BW Holdings or the Corporation for the securities of another corporation, the sale of all or substantially all the assets of BW Holdings or the Corporation, the acquisition by another corporation of 80% or more of BW Holdings's or the Corporation's then outstanding units or shares of voting stock or the recapitalization, reclassification, liquidation or dissolution of BW Holdings or the Corporation, and if the Committee so provides, it shall, on such terms and conditions as it deems appropriate in its absolute discretion, also provide, either by the terms of such BW Holdings Unit Option, Unit Appreciation Right or Other Unit-Based Grant or by a resolution adopted prior to the occurrence of such merger, consolidation, exchange, acquisition, recapitalization, reclassification, liquidation or dissolution, that, for some period of time prior to such event, such BW Holdings Unit Option, Unit Appreciation Right or Other Unit-Based Grant shall be exercisable or able to be triggered as to all units or shares subject thereto, notwithstanding anything to the contrary herein (but subject to the provisions of Paragraph 6(b)) and that, upon the occurrence of such event, such BW Holdings Unit Option, Unit Appreciation Right or Other Unit-Based Grant shall terminate and be of no further force or effect; provided, however, that the
                                                --------  -------
Committee may also provide, in its absolute discretion, that even if the BW Holdings Unit Option, Unit Appreciation Right or Other Unit-Based Grant shall remain exercisable or able to be triggered after any such event, from and after such event, any such BW Holdings Unit Option, Unit Appreciation Right or Other Unit-Based Grant shall be exercisable or able to be triggered only for the kind and amount of securities and/or other property, or the cash equivalent thereof, receivable as a result of such event by the holder of Unit Appreciation Rights immediately prior to such event or a number of units or shares of stock for which such BW Holdings Unit Option or Other Unit-Based Grant could have been exercised immediately prior to such event.


                                                              Exhibit 10 (v)

10.     Amendment and Termination
        -------------------------

     The Committee shall have the authority to make such amendments to any terms and conditions applicable to outstanding Grants as are consistent with this Plan provided that, except for adjustments under Paragraph 8 or 9 hereof, no such action shall modify such Grant in a manner adverse to the Participant without the Participant's consent except as such modification is provided for or contemplated in the terms of the Grant.

     The Board of Directors may amend, suspend or terminate the Plan except that no such action, other than an action under Paragraph 8 or 9 hereof, may be taken which would decrease the exercise price or trigger price of outstanding BW Holdings Unit Options or Unit Appreciation Rights, change the requirements relating to the Committee or extend the term of the Plan.

11.     Foreign Options and Rights
        --------------------------

     The Committee may make Grants to Employees who are subject to the laws of nations other than the United States, which Grants may have terms and conditions that differ from the terms thereof as provided elsewhere in the Plan for the purpose of complying with foreign laws.

12.     Withholding Taxes
        -----------------

     The Corporation shall have the right to deduct from any cash payment made under the Plan any federal, state or local income or other taxes required by law to be withheld with respect to such payment. It shall be a condition to the obligation of the Corporation to deliver BW Holdings Units upon exercise of a BW Holdings Unit Option or exercise or settlement of any Other Unit-Based Grant that the Participant pay to the Corporation such amount as may be requested by the Corporation for the purpose of satisfying any liability for such withholding taxes. Any Grant Agreement may (but is not required to) provide that the Participant may elect, in accordance with any conditions set forth in such Grant Agreement, to satisfy a portion or all of such withholding taxes in the form of a reduced payment by the Corporation (including by reducing the number of BW Holdings Units to be received upon exercise of a BW Holdings Unit Option).

13.     Effective Date and Termination Dates
        ------------------------------------

     The Plan shall be effective on and as of the date of its approval by the stockholders of the Corporation and shall terminate ten years later, subject to earlier termination by the Board of Directors pursuant to Paragraph 10.


                                                            Exhibit 10 (xvi)

                                 BORDEN CAPITAL
                               MANAGEMENT PARTNERS




                               1999 INCENTIVE PLAN
                                    OVERVIEW















                                                             Exhibit 10 (xvi)

                                TABLE OF CONTENTS




PERFORMANCE HAS ITS REWARDS. . . . . . . . . . . . . .   98

SUMMARY OF HOW THE INCENTIVE PLAN WORKS. . . . . . . .   99

PLAN PARTICIPATION . . . . . . . . . . . . . . . . . .  100
Who's Eligible . . . . . . . . . . . . . . . . . . . .  100
Target Award . . . . . . . . . . . . . . . . . . . . .  100

ESTABLISHING PERFORMANCE TARGETS . . . . . . . . . . .  100
Financial Target . . . . . . . . . . . . . . . . . . .  101
Operating EBITDA . . . . . . . . . . . . . . . . . . .  101
Performance Objectives . . . . . . . . . . . . . . . .  101
Company Objectives . . . . . . . . . . . . . . . . . .  101
Individual Performance Objectives. . . . . . . . . . .  102

DETERMINING THE INCENTIVE AWARD. . . . . . . . . . . .  102
Determine BWHLLC's Operating EBITDA. . . . . . . . . .  102
Determine BCMP's Overall Performance Rating Against
   Objectives and Total Award Pool . . . . . . . . . .  103
The Incentive Award Table. . . . . . . . . . . . . . .  103
Determine Your Individual Performance Rating and Award  104

LEAVING THE PLAN . . . . . . . . . . . . . . . . . . .  105
If You Leave the Borden Family of Companies. . . . . .  105
If you Retire, Die or Become Disabled. . . . . . . . .  105
If You Transfer. . . . . . . . . . . . . . . . . . . .  105

TAXES. . . . . . . . . . . . . . . . . . . . . . . . .  105

FOCUS ON PERFORMANCE . . . . . . . . . . . . . . . . .  106



                                                              Exhibit 10 (xvi)

                          PERFORMANCE HAS ITS REWARDS

The Incentive Plan provides a form of compensation that is driven by individual and company performance, and in the process supports BCMP's values. Awards from the Incentive Plan will be paid in addition to your regular salary increases and in no way affect your annual salary review at midyear.

Strong teamwork is rewarded in special ways by the Incentive Plan. The Plan is designed to reward team players who add value to BCMP over the years to come.

The 1999 Incentive Plan bases its rewards in part on the financial measure called EBITDA - Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA is a powerful financial tool for letting us know how we're doing in managing the business for profitable growth. The other important factors in the incentive plan are BCMP performance against overall goals and your performance against individual performance objectives.

This document explains the basics of the Borden Capital Management Partners Incentive Plan. Please read it carefully so you'll understand how the Plan ties your compensation to your performance.


                                                               Exhibit 10 (xvi)

                    SUMMARY OF HOW THE INCENTIVE PLAN WORKS

---------------------------------------------------------------------------------------------------------------------
                                                             -  YOU MEET THE ELIGIBILITY CRITERIA.
YOU PARTICIPATE IN THE PLAN                                  -  YOUR TARGET AWARD IS ESTABLISHED.

---------------------------------------------------------------------------------------------------------------------
                                                             -  WE STRIVE TO ACHIEVE AND EXCEED THE GOALS WE SET FOR
WE WORK HARD THROUGHOUT THE YEAR TO                          -  OURSELVES AND THE COMPANY.
INCREASE EBITDA.
---------------------------------------------------------------------------------------------------------------------

 THE YEAR ENDS AND THE BOOKS CLOSE.                          -  BWHLLC'S EBITDA IS COMPARED TO THE EBITDA
                                                             -  TARGET.

                                                             -  USING A RATING SYSTEM, THE COMPANY AND YOU WILL BE
                                                             -  RATED ON PERFORMANCE AGAINST OBJECTIVES.

                                                             -  RATINGS INCREASE WHEN WE ACHIEVE OUR SUPER GOALS OR
                                                             -  PERFORM AT AN EXTRAORDINARY LEVEL.

                                                             -  YOU WILL RECEIVE AN AWARD EARLY THE FOLLOWING YEAR AS
                                                             -  LONG AS EBITDA RESULTS ARE ABOVE MINIMUM TARGET
                                                             -  AND YOUR PERFORMANCE MEETS CERTAIN MINIMUM
                                                             -  REQUIREMENTS.

---------------------------------------------------------------------------------------------------------------------
  YOU MAY RECEIVE AN AWARD FROM THE                         -  THE AMOUNT AWARDED DEPENDS ON NUMEROUS FACTORS,
  PLAN.                                                     -  INCLUDING THE YEAR'S EBITDA ACHIEVEMENT AND
                                                            -  PERFORMANCE RATINGS FOR THE COMPANY AND YOU.*

---------------------------------------------------------------------------------------------------------------------

*All awards payable from the Incentive Plan are subject to the approval and discretion of the CEO and the Borden, Inc. Board of Directors.

                                                               Exhibit 10 (xvi)
PLAN PARTICIPATION

                                WHO'S ELIGIBLE

All associates employed by Borden Capital Management Partners beginning on January 1, 1999, or hired during the year prior to October 1, 1999, will be eligible to participate in the Incentive Plan. There is no eligibility waiting period.


                                  TARGET AWARD

The Incentive Plan is designed to generate a certain level of additional income for you when the annual EBITDA Target and performance objectives are met. That amount is called your TARGET AWARD. The Target Award depends on your band within the BCMP organizational chart shown below.



BAND                                  INCENTIVE TARGET %
-------------------------------------------------------
Band G            Partners                       55%+
Band F            Principals                  35 - 45%
Band E            Engagement Managers         20 - 35%
Band D            Consultants                 15 - 20%
Band C            Analysts                         10%
Band B            Administrators               5 - 10%
Band A            Administrative Assistants         5%
-------------------------------------------------------


When BCMP and individual associates accomplish and exceed objectives, the Incentive Plan awards combined with base salary will deliver total cash compensation that is above competitive markets.

                        ESTABLISHING PERFORMANCE TARGETS

The Incentive Plan rewards us based on how well we have accomplished the established performance targets. Our targets are aggressive but they are also realistic. Accomplishing set objectives defines for us a job well done. But before we know how well we are doing, we have to define what we are trying to accomplish. Each year, we will formally establish the financial target and performance objectives at two levels within the organization, against which we will judge our achievements.

FINANCIAL TARGET  PERFORMANCE OBJECTIVES
----------------  ----------------------

BW Holdings, LLC  -  Company
Operating EBITDA  -  Individual
----------------  ----------------------


                                                               Exhibit 10 (xvi)

                                FINANCIAL TARGET

OPERATING  EBITDA

The financial measure chosen for BCMP's 1999 Incentive Plan is EBITDA, or Earnings Before Interest, Taxes, Depreciation and Amortization.

You  are  probably  all familiar with this fundamental measure of profitability.
Our focus is on the BWHLLC operating EBITDA - essentially the aggregate cash earnings achieved by each member of the Borden Family of Companies in running its day-to-day operations (including businesses in the process of divestment). BCMP influences these results through partnering on strategic and other projects, governance, and functional counseling and support.

The EBITDA is measured at BWHLLC to include Wise, CCPC and Borden Foods as well as the other operating companies. BCMP's own financial performance includes the small ownership portions of AEP and BCP. Operating EBITDA also reflects the expenses incurred by BCMP, and thus the degree to which we can control those costs and partly offset them with income, e.g., from successful tail management. The operating EBITDA measure, however, excludes both restructuring charges and one-time gains or losses on acquisitions or divestitures (but success in either area can benefit the rating of BCMP performance objectives). If we make a significant acquisition or divestiture, the financial target will be revised, e.g., when CCPC was acquired in April 1998, the BWHLLC EBITDA target was revised.

While BCMP uses BWHLLC's operating EBITDA for incentive purposes, most of the Borden Family Companies use Economic Value Added, or EVA as the measure for incentive.

For BCMP, EVA doesn't work well because of three factors: acquisitions and divestitures; the complex financial and legal structure of our organization; and tax considerations.

The BCMP Partners and Borden Board of Directors have agreed that operating EBITDA is the best measure of how well we are achieving day-to-day and long-term objectives that align with the underlying goal of increasing the value and financial health of BWHLLC for its investors. That measure in turn will drive potential awards under the Incentive Plan.

The 1999 EBITDA Target has been set at $297.8 million, with a positive and negative swing (explained later) of $59.6 million. This creates an overall range from $238.2 million ($297.8 - $59.6) to $357.4 million ($297.8 + $59.6).

                             PERFORMANCE OBJECTIVES

Besides EBITDA, your individual Incentive Award is also based on setting and meeting performance objectives at two different levels - company and individual.

Measurements for each of the performance objectives are established plus super goals as appropriate. SUPER GOALS are aggressive milestones or outstanding performance levels that result in extraordinary positive impact on the department or organization. Setting super goals is a way to "aim high" in hopes of exceeding our normal expectations. The purpose of setting super goals is to articulate as clearly as possible a "home run". Not every objective will have a defined super goal.

COMPANY  OBJECTIVES

To help meet the overall EBITDA Target, the Partners will articulate certain business objectives and super goals with more potential organizational impact than others. While associates are accountable for achieving all objectives,


                                                               Exhibit 10 (xvi)

high impact objectives should receive the most focus. As with financial objectives, performance objectives may be revised due to changing business needs.

INDIVIDUAL  PERFORMANCE  OBJECTIVES

Each year, you will be asked to develop a list of your individual performance objectives for the coming year. The defined objectives should support the objectives of the company.

You will also set super goals for yourself. These are measurements for specific objectives that are considered extraordinary for your level.


Tips  on  how  to  write  "aligned  objectives"
--------------------------------------------------------------------------------

-     Align  objectives  to  BCMP  objectives  whenever  possible.
      ------------------------------------------------------------

-     Determine  how  objectives  could  support  a  part  of  a BCMP objective.
      --------------------------------------------------------------------------

- If an individual associate's job design is such that a direct link to BCMP objectives is difficult, negotiate goals that move the organization forward, e.g., improve quality and customer service, implement efficiencies, and/or simplify processes.
--------------------------------------------------------------------------------

A planning template has been provided to all associates to assist you in writing up your individual performance objectives and super goals. You will coordinate your list with your manager, who will help ensure that your objectives are appropriately aggressive, yet attainable - and, of course, in line with the goals of the company.

                         DETERMINING THE INCENTIVE AWARD

There  are  three  steps  to  arrive  at  your  individual  Incentive  Award.

Step  1.  Determine  BWHLLC's  operating  EBITDA.

Step 2. Determine BCMP's overall performance rating against objectives and total award pool.

Step  3.  Determine  your  individual  performance  rating  and  award.

                  STEP 1.  DETERMINE BWHLLC'S OPERATING EBITDA

This leads us to a total Incentive Award to be shared by all BCMP associates. Actual 1999 EBITDA performance will be compared to the 1999 financial performance range ($238.2 million to $357.4 million). Financial performance must exceed $238.2 million in order for incentive payments to be made. Target Incentive Awards will be paid if the EBITDA target of $297.8 million is achieved.


                                                               Exhibit 10 (xvi)

          STEP 2.  DETERMINE BCMP'S OVERALL PERFORMANCE RATING AGAINST
                         OBJECTIVES AND TOTAL AWARD POOL

At the end of each year, the Board of Directors will assess BCMP's performance against objectives and assign an overall rating using the following scale:

                                           PERFORMANCE RATINGS
------------------------------------------------------------------------------------------------------------

1.0          1.5         2.0       2.5         3.0       3.5        4.0             4.5         5.0
MEETS NO      -      MEETS 50%      -          MEETS       -     MEETS OBJECTIVES    -      MEETS OBJECTIVES
OBJECTIVES          OF OBJECTIVES           OBJECTIVES           & 50% OF SUPER             & ALL OF SUPER
                                                                      GOALS                       GOALS
-------------------------------------------------------------------------------------------------------------


The combination of BWHLLC's operating EBITDA and BCMP's overall performance rating against objectives is then compared to the Incentive Award Table described below to determine BCMP's total award pool.

                            THE INCENTIVE AWARD TABLE

Using the table on the next page, we locate the combination of the EBITDA and the performance rating. The percentage we find represents the amount of the Target Award that will become the Incentive Award pool for the year.

The left-most column on the table reflects BWHLLC's operating EBITDA Target plus and minus the swing, which is divided into fifths that differentiate the rows up and down.

Each $11.9 million ($59.6/5) increase or decrease in actual 1999 EBITDA over or under the EBITDA Target moves you one row higher or lower on the table, and the Incentive Award will increase or decrease as shown. If actual EBITDA performance falls between two rows, the incentive award will be determined using a proportional increase or decrease.

If EBITDA exceeds the high end of the range, Incentive Awards continue to rise following the established pattern. Below the bottom of the range, however, no Incentive Awards are paid.


                                                               Exhibit 10 (xvi)

                              PERCENTAGE OF TARGET

-------------------------------------------------------------------------------------
BWHLLC
-------
EBITDA
-------------------------------------------------------------------------------------
357.4M              0%    50%    100%    150%    200%    250%    300%    350%    400%
                   --     ---    ----    ----    ----    ----    ----    ----    ----
                    0%    50%    100%    140%    180%    200%    250%    300%    350%
                   --     ---    ----    ----    ----    ----    ----    ----    ----
                    0%    50%    100%    130%    160%    170%    200%    250%    300%
                   --     ---    ----    ----    ----    ----    ----    ----    ----
                    0%    50%    100%    120%    140%    150%    160%    200%    250%
                   --     ---    ----    ----    ----    ----    ----    ----    ----
                    0%    50%    100%    110%    120%    130%    140%    150%    200%
-------------------------------------------------------------------------------------
                                      TARGET
-------------------------------------------------------------------------------------
297.8M              0%     40%    80%     90%    100%    110%    120%    130%    150%
                    --    ---    ----    ----    ----    ----    ----    ----    ----
                    0%    35%     70%     80%     90%    100%    110%    120%    138%
                    --    ---    ----    ----    ----    ----    ----    ----    ----
                    0%    30%     60%     70%     80%     90%    100%    110%    126%
                    --    ---    ----    ----    ----    ----    ----    ----    ----
                    0%    25%     50%     60%     70%     80%     90%    100%    114%
                    --    ---    ----    ----    ----    ----    ----    ----    ----
                    0%    20%     40%     50%     60%     70%     80%     90%    102%
                    --    ---    ----    ----    ----    ----    ----    ----    ----
$338.2M             0%    15%     30%     40%     50%     60%     70%     80%     90%
-------------------------------------------------------------------------------------

       EBITDA achievement below this level results in no incentive award.

                                           PERFORMANCE RATINGS
----------------------------------------------------------------------------------------------
                 1.0     1.5    2.0     2.5      3.0     3.5    4.0       4.5       5.0
                MEETS          MEETS                           MEETS               MEETS
                 NO        -    50%      -     MEETS      -  OBJECTIVES    -     OBJECTIVES
              OBJECTIVES        OF           OBJECTIVES        & 50%            & ALL SUPER
                            OBJECTIVES                        OF SUPER             GOALS
                                                                GOALS
-----------------------------------------------------------------------------------------------

EXAMPLE:  DETERMINING  BCMP'S  TOTAL  INCENTIVE  AWARD

Let's  look  at  a  few  examples to see how to apply the Incentive Award Table.

EXAMPLE A: Assume that BWHLLC's 1999 EBITDA Target of $297.8 million is met exactly. The company is then evaluated based on its objectives and receives a
3.0 rating. Using the chart, the total award from the Incentive Plan would be 100% of the Target Award.

EXAMPLE B: Now let's say that BWHLLC exceeds the EBITDA Target by achieving $321.6 million in 1999. Remember that the swing has been set at $59.6 million, creating plus or minus increments of $11.9 million. Again using the table, the $23.8 million EBITDA achievement over Target ($321.6 - $297.8) elevates the award exactly two rows above the Target EBITDA. The company's 3.0 rating would result in a total award of 140% of the Target Award.


         STEP 3. DETERMINE YOUR INDIVIDUAL PERFORMANCE RATING AND AWARD

After the end of the year, you should provide a self-assessment of your performance against objectives to your manager. Your manager will consider this input in reaching an overall performance rating for you. Achieving super goals or exceptional performance may substantially raise performance ratings. Rating performance is not an exact science; the process does require judgment.

Your overall performance rating will be compared to the Incentive Award table to determine your individual incentive award. Remember that the overall financial performance continues to determine which row of the table is used. The total of

                                                       Exhibit 10 (xvi)

individual awards may not exceed the total BCMP award pool created by the combination of BWHLLC financial performance and BCMP's overall performance against objectives.

It's recognized that managers may be inconsistent in their ratings and planned objectives may not always be aligned. BCMP partners will review individual associate ratings across departments prior to submission to the Board of Directors to ensure consistency and relative fairness.

EXAMPLE:  DETERMINING  YOUR  INDIVIDUAL  AWARD

Assume that as an Analyst with a base salary of $40,000 with a 10% target, your Target Award is $4,000. Using Example A, Target EBITDA is met, and BCMP receives a 3.0 rating to receive 100% of the Target Award. Your individual rating is 4.0, so your Incentive Target Award is $4,800 (120% of your Target Award from the table).

Using Example B, BWHLLC financial performance exceeds EBITDA Target by achieving $321.6 million with a BCMP performance against objectives rating of 3.0. Your individual rating is 4.0 and by using the chart your award is 160% or $6,400.

                                LEAVING THE PLAN

                   IF YOU LEAVE THE BORDEN FAMILY OF COMPANIES

The Incentive Plan is designed to award associates who are contributing to the success of BW Holdings, LLC. You must be actively employed within the Borden Family of Companies on December 31 to be eligible for an award earned during that year. If your employment ends for reason other than transfer to another Borden Family Company or retirement, death or disability, you will no longer be eligible for Incentive Awards.

                      IF YOU RETIRE, DIE OR BECOME DISABLED

If you retire at or after age 55 with at least 10 years of service, die or become disabled, you (or your beneficiary) will receive a cash payment equal to your Incentive Award for the year pro-rated for the number of months you worked. This payment will be made after the end of the year in which your employment ends.

                                 IF YOU TRANSFER

If you transfer to another company within the Borden Family and are actively employed at the end of the year, you will receive a cash payment equal to your Incentive Award for the year prorated for the number of months you worked at BCMP.

                                      TAXES

Payments from the Incentive Plan are treated as regular income. The company will withhold regular income tax and the payment will appear on your Form W-2. You may want to speak to your tax advisor regarding the tax implications of the Incentive Plan.


                                                              Exhibit 10 (xvi)

                              FOCUS ON PERFORMANCE

With the Incentive Plan, all BCMP associates have a mechanism in place that can truly reward a job well done. What you need to do every day - for yourself and the company - is to focus on increasing EBITDA and achieving your individual performance objectives.

Keep in mind, the Incentive Plan does NOT replace your regular salary review and recommended increases; it is a means to turn a solid performance on the job into a cash bonus in addition to those increases. The evaluation of your performance against your individual performance objectives is an important process not only for the Incentive Plan, but also as part of your July competency evaluation and base salary review.

If you have any questions about the Incentive Plan, please speak to your Human Resources representative.


ALL INCENTIVE PLAN PAYMENTS ARE SUBJECT TO DISCRETION. Notwithstanding the attainment of financial results or part or all of performance objectives, all awards under the Incentive Plan are subject to the approval of the CEO and the Borden, Inc. Board of Directors.

The company expects and intends to continue this Plan indefinitely but reserves the right to end or amend it at any time.

This document is intended to summarize the Incentive Plan for eligible associates of Borden Capital Management Partners, and it does not attempt to cover every detail. For complete details, please refer to the official Plan Document which governs the Plan. To obtain a copy of the Plan Document, contact your Human Resources representative. Every attempt has been made to ensure that all information presented here is accurate, however, if there are any discrepancies between this document and the official Plan Document, the official Plan Document will govern.


                                                               Exhibit (23)(i)



     INDEPENDENT AUDITORS' CONSENT






We consent to the incorporation by reference in Registration Statement No. 33-57577 of Borden, Inc. on Form S-3 of our reports for each of Borden, Inc. and Borden, Inc. and Affiliates dated February 11, 2000, except for Note 21 as to which the date is February 25, 2000, and Borden Foods Holdings Corporation and Wise Holdings, Inc. each dated February 11, 2000 appearing in this Annual Report on Form 10-K of Borden, Inc. for the year ended December 31, 1999.



DELOITTE & TOUCHE LLP

Columbus, Ohio
March 17, 2000


                                      BFH1









BORDEN FOODS HOLDINGS CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 1999 AND 1998
AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1999







































































                                         BFH2

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
     And Shareholder of Borden Foods Holdings Corporation


We have audited the accompanying consolidated balance sheets of Borden Foods Holdings Corporation and subsidiaries (a wholly owned subsidiary of Borden Foods Holdings, LLC) as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Borden Foods Holdings Corporation and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP


Columbus, Ohio
February 11, 2000
















































                                                     BFH3

-------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS

BORDEN FOODS HOLDINGS CORPORATION

(In thousands, except per share and share amounts)            Year ended December 31,
                                                           1999        1998        1997
-------------------------------------------------------------------------------------------
Net sales                                                $547,934   $ 706,088   $1,751,683
Cost of goods sold                                        264,012     393,062    1,026,214
                                                         ---------  ----------  -----------

Gross margin                                              283,922     313,026      725,469
                                                         ---------  ----------  -----------

Distribution expense                                       42,650      44,947       96,760
Marketing expense                                         198,693     211,430      430,938
General & administrative expense                           51,959      69,185      116,208
Gain on divestiture of businesses                         (46,938)   (243,845)     (68,067)
Business realignment                                            -       9,003        3,794
                                                         ---------  ----------  -----------

Operating income                                           37,558     222,306      145,836
                                                         ---------  ----------  -----------

Interest expense                                              486       2,475       26,065
Interest income                                           (15,820)    (20,293)      (3,409)
Other (income) expense, net                                  (332)      2,013        3,458
                                                         ---------  ----------  -----------

Income before income taxes and cumulative
   effect of accounting change                             53,224     238,111      119,722
Income tax expense                                         11,050      54,175       59,453
                                                         ---------  ----------  -----------

Income before cumulative effect of accounting change       42,174     183,936       60,269
Cumulative effect of accounting change, net of tax         (2,806)          -            -
                                                         ---------  ----------  -----------

Net income                                                 39,368     183,936       60,269

Affiliate's share of income                                (5,098)   (142,033)     (73,446)
                                                         ---------  ----------  -----------

Net income (loss) applicable to common shares            $ 34,270   $  41,903   $  (13,177)
                                                         =========  ==========  ===========

Per Share Data
--------------
Basic and diluted earnings (loss) per common share
   before cumulative effect of accounting change         $370,760   $ 419,030   $ (131,770)
Cumulative effect of accounting change per common share   (28,060)          -            -
                                                         ---------  ----------  -----------

Net basic and diluted earnings (loss) per common share   $342,700   $ 419,030   $ (131,770)
                                                         =========  ==========  ===========

Average number of common shares outstanding
  during the year                                             100         100          100
------------------------------------------------------------------------------------------


See accompanying Notes to the Consolidated Financial Statements.



















                                                 BFH4

---------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS

BORDEN FOODS HOLDINGS CORPORATION

(In thousands)
                                                                             December 31,
ASSETS                                                                    1999          1998
---------------------------------------------------------------------------------------------
  CURRENT ASSETS
    Cash and equivalents                                           $       266,825   $300,104
    Accounts receivable (less allowance for doubtful
      accounts of $1,317 and $1,391, respectively)                          55,201     47,339
    Other receivables                                                        3,947     12,513
    Inventories:
      Finished and in-process goods                                         48,066     42,933
      Raw materials and supplies                                            30,089     26,853
    Deferred income taxes                                                   15,383     24,181
    Amounts due from affiliates                                              2,833      2,130
    Other current assets                                                     5,013     11,076
                                                                   ----------------  ---------
                                                                           427,357    467,129


  OTHER ASSETS                                                              10,819      9,138


  PROPERTY AND EQUIPMENT
    Land                                                                     9,542     10,879
    Buildings                                                               40,763     44,094
    Machinery and equipment                                                190,679    147,720
                                                                   ----------------  ---------
                                                                           240,984    202,693
    Less accumulated depreciation                                          (64,462)   (59,535)
                                                                   ----------------  ---------
                                                                           176,522    143,158

  INTANGIBLES, NET
    Goodwill                                                                11,006     15,658
    Trademarks and other intangibles                                       108,496    110,987
                                                                   ----------------  ---------
                                                                           119,502    126,645
                                                                   ----------------  ---------

  TOTAL ASSETS                                                     $       734,200   $746,070
                                                                   ================  =========

----------------------------------------------------------------------------------------------
See accompanying Notes to the Consolidated Financial Statements.

































                                                  BFH5

-----------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS

BORDEN FOODS HOLDINGS CORPORATION

(In thousands, except per share and share amounts)
                                                                         December 31,
LIABILITIES AND SHAREHOLDER'S EQUITY                                  1999          1998
-----------------------------------------------------------------------------------------
  CURRENT LIABILITIES
    Debt payable within one year                                   $      346   $  6,824
    Loans due to affiliates                                             2,513          -
    Accounts and drafts payable                                        46,858     55,847
    Income tax payable                                                 20,594      5,418
    Other amounts due to affiliates                                       789      2,948
    Accrued customer allowances                                        17,781     19,600
    Other current liabilities                                          50,596    116,349
                                                                   ----------   ---------
                                                                      139,477    206,986

  OTHER LIABILITIES
    Other long-term debt                                                3,033      2,602
    Deferred income taxes                                              34,585     38,823
    Other long-term liabilities                                        22,820     22,899
                                                                   ----------    --------
                                                                       60,438     64,324

  COMMITMENTS AND CONTINGENCIES (SEE NOTE 18)

  SHAREHOLDER'S EQUITY
    Common stock - $0.01 par value; 100 shares
      authorized, issued, and outstanding                                   -          -
    Paid in capital                                                   405,817    390,988
    Shareholder's investment in affiliates                             66,272     60,824
    Retained earnings                                                  65,324     31,054
    Accumulated translation adjustments                                (3,128)    (8,106)
                                                                   -----------   --------
                                                                      534,285    474,760
                                                                   -----------   --------

  TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                       $  734,200   $746,070
                                                                   ==========   =========

-------------------------------------------------------------------------------------------
See accompanying Notes to the Consolidated Financial Statements.





































                                                BFH6

--------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

BORDEN FOODS HOLDINGS CORPORATION

(In thousands)                                                         Year ended December 31,
                                                                  1999          1998          1997
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
    Net income                                                    $ 39,368   $ 183,936   $  60,269
    Adjustments to reconcile net income
    to net cash from (used in) operating activities:
      Depreciation                                                  17,614      13,422      37,342
      Amortization                                                   3,754       3,887       9,644
      Deferred tax provision                                        19,387      11,301      22,442
      Gain on divestiture of businesses                            (46,938)   (243,845)    (68,067)
      Business realignment                                               -       9,003      (1,000)
    Net change in assets and liabilities:
      Trade receivables                                             (7,862)     49,564      13,672
      Other receivables                                                717       8,054      (2,963)
      Inventories                                                  (14,111)     21,394      44,194
      Trade payables                                                (8,989)    (16,600)    (46,645)
      Accrued customer allowances                                   (1,819)    (11,006)    (40,341)
      Current tax payable                                           15,137     (24,912)     17,022
      Other current assets and liabilities                         (13,779)    (78,707)    (21,954)
      Other long-term assets and liabilities                        (1,760)     (6,927)     (2,774)
      Other, net                                                      (180)      7,248     (13,778)
                                                                  ---------  ----------  ----------
                                                                       539     (74,188)      7,063
                                                                  ---------  ----------  ----------

  CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES
    Capital expenditures                                           (58,190)    (37,952)    (35,153)
    Proceeds from the sale of fixed assets                           4,466      15,852      11,915
    Proceeds from the divestiture of businesses                     23,571     733,226     145,067
                                                                  ---------  ----------  ----------
                                                                   (30,153)    711,126     121,829
                                                                  ---------  ----------  ----------

  CASH FLOWS (USED IN) FINANCING ACTIVITIES
    Net short-term debt payments                                    (6,178)    (15,263)      6,380
    Proceeds (repayment) of loans due to affiliates                  2,513     (27,914)    (19,133)
    Repayment of long-term debt payable to affilliates                   -     (47,616)   (119,374)
    Repayment of other long-term debt                                    -      (2,572)     (1,263)
    Distribution to affiliate                                            -    (272,205)          -
                                                                  ---------  ----------  ----------
                                                                    (3,665)   (365,570)   (133,390)
                                                                  ---------  ----------  ----------

  INCREASE (DECREASE) IN CASH AND EQUIVALENTS                      (33,279)    271,368      (4,498)

  CASH AND EQUIVALENTS AT BEGINNING
    OF YEAR                                                        300,104      28,736      33,234
                                                                  ---------  ----------  ----------

  CASH AND EQUIVALENTS AT END
    OF YEAR                                                       $266,825   $ 300,104   $  28,736
                                                                  =========  ==========  ==========

---------------------------------------------------------------------------------------------------
See accompanying Notes to the Consolidated Financial Statements.




















                                                   BFH7

--------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS  (CONTINUED)

BORDEN FOODS HOLDINGS CORPORATION

(In thousands)                                                    For the year ended December 31,
                                                                      1999        1998       1997
--------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid:
    Interest                                                       $       493   $ 3,619  $45,640
    Income taxes, net of refunds                                       (25,264)   67,614   19,989


  Non-cash activity:
    Issuance of Class B units in exchange for notes
         of principal unitholder (See Note 1)                                         $    20,000

    Acquisition of Borden's food businesses (See Note 1)                                  (20,000)

--------------------------------------------------------------------------------------------------
See accompanying Notes to the Consolidated Financial Statements.




























































                                                 BFH8

--------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

BORDEN FOODS HOLDINGS CORPORATION

(In thousands)
--------------------------------------------------------------------------------------------------------
                                                          Shareholder's   Retained   Accumulated
                                                Paid in     Investment    Earnings   Translation
                                                Capital   in Affiliate  (Deficit)   Adjustments   Total
--------------------------------------------------------------------------------------------------------
Balance at January 1, 1997                   $   378,922   $  87,859    $  2,328  $  (4,391) $  464,718
--------------------------------------------------------------------------------------------------------
Net income                                                                60,269                 60,269
Foreign currency translation adjustments                                            (39,248)    (39,248)
                                                                                              ----------
COMPREHENSIVE INCOME                                                                             21,021
                                                                                              ==========
Reallocation of consideration from BFC
  to Investment LP                               (40,710)     40,710                                  -
Affiliate's share of income                                   74,728     (73,446)                 1,282
Increase in tax basis related to adjustment of                                                        -
  purchase price allocation                       67,383                                         67,383
Other                                             (4,538)                                        (4,538)
--------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                    $401,057   $ 203,297   $ (10,849)  $(43,639)  $ 549,866
--------------------------------------------------------------------------------------------------------

Net income                                                               183,936                183,936
Foreign currency translation adjustments                                             (4,409)     (4,409)
Reclassification adjustment                                                          39,942      39,942
                                                                                              ----------
COMPREHENSIVE INCOME                                                                            219,469
                                                                                              ==========
Reallocation of consideration to BFC
  from Investment LP                              12,301     (12,301)                                 -
Affiliate's share of income                                  142,033    (142,033)                     -
Distribution to affiliate                                   (272,205)                          (272,205)
Decrease in tax basis related to adjustment
  of purchase price allocation                   (24,314)                                       (24,314)
Contribution from affilitate                       1,944                                          1,944
--------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                    $390,988   $  60,824   $  31,054   $ (8,106)  $ 474,760
--------------------------------------------------------------------------------------------------------

Net income                                                                39,368                 39,368
Foreign currency translation adjustments                                              4,696       4,696
Reclassification adjustment                                                             282         282
                                                                                              ----------
COMPREHENSIVE INCOME                                                                             44,346
                                                                                              ==========
Affiliate's share of income                                    5,098      (5,098)                     -
Increase in tax basis related to adjustment
  of purchase price allocation and other          14,829         350                             15,179
--------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                    $405,817   $  66,272   $  65,324   $ (3,128)  $ 534,285
--------------------------------------------------------------------------------------------------------


See accompanying Notes to the Consolidated Financial Statements.




















                                      BFH9

BORDEN FOODS HOLDINGS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)



1.  BACKGROUND

In 1994, Borden, Inc. ("Borden") entered into a merger agreement providing for the acquisition ("Acquisition") of all of Borden's outstanding common stock by affiliates of Kohlberg Kravis Roberts & Co. ("KKR"). The Acquisition was completed on March 14, 1995. Borden, a public registrant as a result of public debt that was outstanding prior to the Acquisition, elected not to apply push down accounting in its consolidated financial statements and, as such, Borden's financial statements are reported on Borden's historical cost basis. As discussed in the basis of presentation, the accompanying financial statements have been prepared on a purchase accounting basis from the date of KKR's acquisition of Borden.

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

In 1996, Borden, in a taxable transaction, sold Foods and certain trademarks to BFC and Investment LP, respectively, for $570,000 less assets transferred plus liabilities assumed. The purchase price was based on an independent valuation of Foods. There was no change in the book basis of Foods' assets and liabilities because the sale was between related parties and Borden's principal stockholders will continue to control BFC. BFC issued $166,990 of long-term debt (see Note
10) along with nominal cash and interest to finance the purchase of Foods' net assets (excluding trademarks). As a result of the sale, Foods Holdings has fully and unconditionally guaranteed obligations under Borden's Credit Agreement and all of Borden's publicly held debt on a pari passu basis (see Note 10).

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




























                                        BFH10

2.  NATURE OF OPERATIONS

BFC is a manufacturer and distributor of a variety of food products worldwide, including pasta, pasta sauce, soups and bouillon. At December 31, 1999, BFC's operations included 8 production facilities, 4 of which are located in the United States. The remaining facilities are located in Canada and Europe.


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


4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in the accompanying financial statements are the accruals for trade and consumer promotions, reserves for expenses on businesses sold, allocation of tax basis between Investment LP and BFC, litigation, general insurance liabilities, and employee benefit plan liabilities. Actual results could differ from those estimates.

REVENUE RECOGNITION - Net sales are generally recognized when products are shipped to customers. Reserves for estimated returns, allowances and consumer and trade discounts are established when revenues are recognized.

ADVERTISING AND PROMOTION COSTS - Production costs of future media advertising are expensed on the first air-date or print release date of the advertising. All other advertising costs are charged to marketing expense as incurred. Advertising costs were $14,156, $10,130 and $42,648 in 1999, 1998 and 1997, respectively. Promotion costs are generally expensed when the related products are shipped. Promotion costs with written contracts are expensed over the life of the contract in accordance with performance measures. Promotion costs were $142,829, $152,037 and $277,032 in 1999, 1998 and 1997, respectively.

RESEARCH AND DEVELOPMENT COSTS - Significant funds are committed to the research and development of new, innovative products that are expected to contribute to operating profits in future years. All cost associated with research and development are charged to expense as incurred. Research and development costs were $19,235, $18,643 and $17,704 in 1999, 1998 and 1997, respectively.


























                                       BFH11

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

INTANGIBLES - The excess of purchase price over the value of net tangible assets of Foods is carried as intangibles in the balance sheet. Trademarks and patents are amortized on a straight-line basis over the shorter of their legal or useful lives; goodwill is amortized on a straight-line basis over 40 years. Accumulated amortization of intangibles was $17,624 and $14,672 at December 31, 1999 and 1998, respectively.

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

FOREIGN CURRENCY TRANSLATIONS - The local currency is the functional currency for international subsidiaries and, as such, assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Income and expenses are translated at average exchange rates prevailing during the year. Translation adjustments resulting from changes in exchange rates are reported as a separate component of shareholder's equity. BFC realized a net foreign exchange gain of $1,820 in 1999 and net foreign exchange losses of $1,773 and $2,442 in 1998 and 1997, respectively.

RECLASSIFICATION ADJUSTMENTS WITHIN COMPREHENSIVE INCOME - Adjustments shall be made to reflect comprehensive income items that are included in net income during the current period. The reclassification adjustments represent the accumulated translation adjustment recognized on the sale of Denmark Foods in 1999 and on the sale of KLIM and Belgium Foods businesses in 1998.

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



























                                     BFH12

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

UNITS AND UNIT APPRECIATION RIGHTS ("UAR") - The Financial Accounting Standards Board ("FASB") issued SFAS No. 123, Accounting for Stock-Based Compensation, which was adopted for disclosure only. As permitted by SFAS No. 123, Foods Holdings will continue to apply its current accounting policy of the intrinsic value method under Accounting Principles Board Opinion No. 25 and will include the additional disclosures required by SFAS No. 123.

PER SHARE INFORMATION - Basic and diluted earnings or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the year.

RECENTLY ISSUED ACCOUNTING STATEMENTS - The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. In June 1999, FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement defers the effective date of SFAS No. 133 to all fiscal quarters and all fiscal years beginning after January 1, 2001. Foods Holdings is currently considering the impact of these pronouncements.

In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on the capitalization of costs incurred for computer software developed or obtained for internal use. BFC adopted SOP 98-1 on a prospective basis as of January 1, 1999, with an estimated impact of approximately $1,325 in costs being capitalized in 1999 that would have been expensed prior to adoption.

Also in 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 requires the costs of opening a new facility, introducing a new product or service, conducting business in a new market, or similar start-up activities be expensed as incurred. Amounts previously capitalized are to be expensed and reported as a cumulative effect of a change in accounting principle in the year of adoption. Accordingly, BFC adopted SOP 98-5 in 1999 and reported a charge of $2,806 (net of tax benefit of $1,794) to write-off amounts previously capitalized.

RECLASSIFICATION - Certain prior year amounts have been reclassified to conform to the 1999 presentation.


5.  BUSINESS REALIGNMENT

Restructuring  of  Aligned  Businesses
--------------------------------------
In 1997, pre-tax charges of $3,794, primarily for severance, pension settlements and other employee related benefits, were recorded for the closure of certain pasta plants. In 1998, the loss was decreased by $2,646, as net proceeds from the sale of facilities were greater than previously estimated. The sale of these facilities, as well as the machinery and equipment, generated proceeds of $2,424, $15,892, and $10,000 in 1999, 1998 and 1997, respectively.



















                                       BFH13

In 1998, BFC announced the closing of the Tolleson, Arizona pasta plant due to the consolidation of production into other pasta facilities and recorded pre-tax charges of $16,300. These charges included (a) $8,195 non-cash charge to write down the facility to its net realizable value, (b) $6,118 fair market value adjustment of an inventory purchase commitment (recorded in cost of goods sold), and (c) $1,987 for severance, pension settlements and other employee related benefits.

As of December 31, 1998, reserves related to the restructuring of aligned businesses of $7,570, primarily for an inventory purchase commitment remained in other current liabilities. No reserve amounts remained at December 31, 1999.

Divested  Businesses
--------------------
In March 1997, BFC announced its intention to sell certain businesses from its current portfolio, which were not considered to be aligned with its grain-based meal solution strategy. Among the unaligned businesses were the milk powder, sweetened condensed milk, reconstituted lemon juice, candy popcorn and processed cheese businesses.

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

On February 12, 1998, BFC and Investment LP completed the sale of the KLIM business, including the KLIM milk powder business in Latin America and Asia, the non-dairy coffee creamer operations in South Africa and the ice cream business in Puerto Rico, to Nestle, S.A. An estimated after tax loss from the sale was recorded in 1997. In 1999, BFC received additional proceeds of $9,476 for working capital settlements on the sale of KLIM, of which $8,400 was included in other receivables as of December 31, 1998.

On May 22, 1998, BFC completed the sale of Borden Foods Puerto Rico, Inc., a Puerto Rican foods distributor. BFC and Investment LP also completed the sale of Belgium Foods to Meroso Invest N.V. on November 13, 1998.

On April 30, 1999, BFC sold the milk powder business located in China to Royal Numico. BFC had previously elected to exit the milk powder business and sold significant KLIM operations, excluding China, to Nestle, S.A. in 1998. At that time, BFC established divestiture reserves of $4,289 for costs to close operations in China, and recorded $12,794 to write-down assets to estimated net realizable value. As a result of the sale, certain remaining liabilities for closure costs of $3,112 were no longer required.

On July 14, 1999, BFC completed the sale of the chocolate milk business located in Denmark.

The unaligned businesses generated a combined operating income of $1,896 and $115,218 from net sales of $11,067 and $1,027,542 in 1999 and 1997, respectively, and a combined operating loss of $323 from net trade sales of $119,802 in 1998.



























                                           BFH14

The proceeds, gains and taxes related to the divestitures in 1999, 1998 and 1997 were as follows:

------------------------------------------------------------------------------------------
DIVESTED BUSINESS                    PROCEEDS                     PRE-TAX GAIN (LOSS)
                          ---------------------------       ------------------------------
                           1999      1998      1997            1999      1998       1997
                          -------  ---------  --------       ---------  -------   --------
Cracker Jack & FunCheese                      $145,067                 $  7,385   $52,972
Signature Flavor                   $ 376,500                            209,447
KLIM                      $ 9,767    339,882                  34,549     32,700    15,095
China                       7,112                             10,838
Borden Foods Puerto Rico               8,844                               (683)
Belgium Foods                          8,000                             (5,004)
Denmark Foods               6,692                              1,551
                          ----------------------------      ------------------------------
     TOTAL                $23,571  $ 733,226  $145,067      $ 46,938   $243,845   $68,067
                          ============================

                                           TAX EXPENSE        (7,831)   (55,247)   (34,821)
                                                            ------------------------------
                                        AFTER TAX GAIN       $39,107   $188,598   $ 33,246
                                                            ==============================
------------------------------------------------------------------------------------------



During 1998 and 1997, BFC established reserves of $134,811 and $15,210, respectively, for work-force reductions, closure of facilities, selling and legal fees, contract terminations, transition services and other costs related to the divestiture of unaligned businesses. Of the 1998 amount, $19,317 related to non-cash charges associated with remaining assets to be sold. In 1999, BFC reduced current liabilities by $37,159, which includes $3,112 related to closing operations in China, for the resolution of divestiture related severance and lower than expected exit costs.

Activities related to divestiture reserves during 1999, 1998 and 1997, which were recorded as other current liabilities, were as follows:

-------------------------------------------------------------------------------
                                            Business &      Selling,
                             Work-Force     Contractual     Legal &
                            Reductions(1) Obligations(2)    Other(3)     TOTAL
                           -------------  --------------    --------    -------
Provided on December 31, 1997   $  1,515      $  2,867     $ 10,828    $ 15,210

Provided                          23,682        47,430       44,382     115,494
Utilized                         (17,087)      (13,426)     (33,406)    (63,919)
Other(4)                          (1,000)       (1,800)      (2,093)     (4,893)
                                ---------     ---------    ---------   ---------

Balance at December 31, 1998    $  7,110      $ 35,071     $ 19,711    $ 61,892

Utilized                          (3,529)       (4,608)      (5,638)    (13,775)
Other(4)                          (2,230)      (22,193)     (12,736)    (37,159)
                                ---------     ---------    ---------   ---------

Balance at December 31, 1999    $  1,351      $  8,270     $  1,337    $ 10,958
                                =========     =========    =========   =========
--------------------------------------------------------------------------------

(1)  Includes  severance  and  other  employee  related  benefits.
(2) Includes charges related to the termination of leases, distributor arrangements, and other contractual agreements.
(3) Includes selling and legal fees, facility closings, and other miscellaneous costs.
(4)  Changes  in  estimates.
--------------------------------------------------------------------------------











                                        BFH15

6.  AFFILIATE'S  SHARE  OF  INCOME

In accordance with Investment LP's limited partnership agreement with BFC and LLC, the first allocation of a trademark gain is to BFC's priority return, which is a return of 10% per annum, cumulative and compounded annually on BFC's net capital contributions. The allocation of the remaining gain, computed in accordance with the partnership agreement, is 10% to BFC and 90% to LLC.

Primarily in association with the divestitures of the candy popcorn, domestic processed cheese, Signature Flavor, Belgium Foods and KLIM businesses, LLC was allocated an affiliate's share of income (see accompanying consolidated statements of operations) of $5,098, $142,033 and $73,446 in 1999, 1998 and 1997, respectively. During the second quarter of 1998, a $272,205 distribution of a portion of the sale proceeds was made to LLC.


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


8.  RELATED PARTIES

Borden and a subsidiary of Borden provide certain administrative services to BFC at negotiated fees. These services include processing of payroll, active and retiree group insurance claims, securing insurance coverage for catastrophic claims, and information systems support. BFC reimburses the Borden subsidiary for payments for general disbursements and post-employment benefit claims. The amount owed by BFC for reimbursement of payments, services, and other liabilities was $777 and $2,935 as of December 31, 1999 and 1998, respectively.

The  following  summarizes  the  affiliate  charges  in  1999,  1998  and  1997:
--------------------------------------------------------------------------------

                               Year ended December 31,
                               -----------------------


                                1999     1998     1997
                             -------  -------  -------
Employee benefits            $ 2,803  $ 3,365  $ 8,385
Group and general insurance    4,732    4,688    3,875
Administrative services       12,151   12,984   16,363
                             -------  -------  -------
                             $19,686  $21,037  $28,623
                             =======  =======  =======

--------------------------------------------------------------------------------

BFC performs certain administrative services on behalf of other Borden affiliates. These services include sales administration, promotion, purchasing and research and development. BFC charged these affiliates $765, $1,122, and $1,749 for such services in 1999, 1998 and 1997, respectively. BFC also sold certain merchandise to Borden affiliates totaling $218, $119, and $4,506 in 1999, 1998 and 1997, respectively. The receivable for services, merchandise sales, and other transactions was $972 and $505 at December 31, 1999 and 1998, respectively.



















                                      BFH16

BFC invests cash not used in operations with Borden. BFC's investment balance was $234,550 and $277,591 at December 31, 1999 and 1998, respectively. The funds are invested overnight earning a rate set by Borden that generally approximates money market rates. BFC earned interest income of $14,753, $19,423, and $516 on these funds during 1999, 1998 and 1997, respectively. Amounts receivable for interest were $1,861 and $1,625 at December 31, 1999 and 1998, respectively.

Eligible U.S. employees are provided employee pension benefits under the Borden domestic pension plan to which BFC contributes, and can participate in the Borden retirement savings plan. BFC has recognized expenses associated with these benefits, certain of which are determined by Borden's actuary. The liabilities for these obligations are included in BFC's financial statements (see Note 13).

Borden continues to provide executive, financial and strategic management to BFC for which it charges an annual fee of $1,000.


9.  DEBT

Debt outstanding at December 31, 1999 and 1998 consisted of the following:
-------------------------------------------------------------------------------

                                             1999                  1998
                                    --------------------    -------------------
                                                   Due                    Due
                                                  within                 within
                                    Long-term    one year   Long-term  one year
                                    ---------    --------   ---------  --------
Loans due to affiliates (see Note 10)             $2,513
Foreign bank loans                     $  263        346                $6,824
Industrial Revenue Bonds                2,770                $2,602
                                       ------     ------     ------     ------
  Total debt                           $3,033     $2,859     $2,602     $6,824
                                       ======     ======     ======     ======
-------------------------------------------------------------------------------



The foreign bank loans currently bear interest at rates ranging from 3% to 6%. The Industrial Revenue Bonds do not bear interest. Maturities of debt for the next five years are as follows:

------------------------------------------------------------------
                               2000          $2,859
                               2001             393
                               2002             366
                               2003             697
                               2004             788
                            Thereafter          789
                                             --------
                                             $5,892
------------------------------------------------------------------
























                                     BFH17

10.  AFFILIATED CREDIT FACILITIES

In 1999, BFC borrowed funds from LLC for use in operations. At December 31, 1999, loans payable to LLC were $2,513 carrying a variable interest rate of approximately 5.7%.

In 1996, BFC issued $166,990 in long-term notes to Borden. The loan principal outstanding was reduced to $47,616 in 1997 and was paid off in February 1998. The interest rate on the long-term notes to Borden was 10.3%. Interest expense on the long-term notes was $575 in 1998 and $19,558 in 1997.

BFC renewed a loan agreement to borrow funds from Borden under a revolving loan facility with a maturity date of December 31, 2000. The revolving loan facility provides for borrowings up to $10,000 at a variable interest rate equal to prime. Borrowings with three days notice and outstanding at least 30 days incurred interest at Borden's cost of funds for 30 day LIBOR plus 0.25%. Same day borrowings incurred interest at the prime rate. There was no outstanding balance under the revolving loan facility as of December 31, 1999 and 1998. A nominal commitment fee based on a variable rate tied to Borden's leverage is charged on the unused portion of the revolving loan facility.

Cash balances in international businesses, which are not repatriated to the U.S., can be loaned to other Borden affiliates at a variable rate for generally a 90 day period. Net lendings or borrowings by international businesses are included in loans due from or to affiliates. At December 31, 1997 net short-term loans due to international affiliates were $27,914 at a weighted average variable rate of 6.7%. BFC did not have any short-term loans due from or to international affiliates as of December 31, 1999 and 1998. Interest expense on these short-term loans was $0, $807, and $6,022 in 1999, 1998 and 1997, respectively.

Foods Holdings has fully and unconditionally guaranteed obligations under Borden's Credit Agreement and all of Borden's publicly held debt on a pari passu basis. During 1998, Borden's Credit Agreement was restructured, as a result of sales of certain businesses in accordance with the terms of the Credit Agreement. The $950,000 five-year revolver (maturing July 13, 2002) was reduced to $895,000, and the $50,000 364-day convertible revolver was canceled. Borden's outstanding credit facility and public borrowings amounted to approximately $547,745 at December 31, 1999 and 1998. In connection with this guarantee, Foods Holdings charges Borden an annual fee of $1,050. As an affiliated guarantor, Foods Holdings' liability shall not exceed the greater of its outstanding affiliated borrowings or 95% of its adjusted net assets while Borden or any other obligated parties have obligations outstanding.

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





























                                     BFH18

11.  LEASES

BFC leases warehouse space, production facilities, office space and vehicles. The future minimum lease payments under these operating lease agreements for the years ending December 31 are as follows:

---------------------------------------------
                                     Non-
            Affiliated           Affiliated
            -----------          -----------
2000        $     2,120          $     1,646
2001              2,232                  580
2002              2,343                  349
2003              1,636                  278
2004                  -                  216
Thereafter            -                  213
            -----------          -----------
            $     8,331          $     3,282
            ===========          ===========
---------------------------------------------



Total rental expense for operating leases was $4,214, $4,232 and $8,272 for the years ended December 31, 1999, 1998 and 1997, respectively, which includes $1,987, $1,747, and $2,912 for affiliated leases.


12.  INCOME TAXES

As stated in Note 3, the accompanying financial statements reflect the assets of Foods on a purchase accounting basis from December 31, 1994. The tax basis of Foods' net assets was not affected by the December 1994 KKR acquisition. Deferred tax assets and liabilities reflect the differences between the purchase accounting book basis and the ongoing tax basis of Foods' net assets.


Upon finalization of the valuation and purchase price allocation in 1997, an additional $20,000 of notes held by Investment LP were transferred to Borden. In 1999, 1998 and 1997, the initial capitalization and tax basis was adjusted due to additional basis received and reallocations between BFC and Investment
LP. These changes had no impact on the 1999, 1998 or 1997 tax provision. However, the additional domestic tax basis resulted in an increase in deferred tax assets and Shareholder's Equity of $57,898 in accordance with Emerging Issues Task Force 94-10, "Accounting by a Company for the Income Tax Effects of Transactions among or with Its Shareholders under FASB Statement No. 109".


































                                       BFH19

Income tax provision for the years ended December 31, 1999, 1998 and 1997, consisted of the following:


----------------------------------------------------------------
                           1999            1998           1997
                          -------         -------       --------
Current:
   Federal                $(7,567)        $32,675        $23,050
   State and local           (193)          6,167          4,314
   Foreign                   (577)          4,032          9,647
                          --------        --------       -------
                           (8,337)         42,874         37,011
                          --------        --------       -------

Deferred:                 $13,445         $10,361        $14,829
   Federal                  3,468           1,740          2,778
   State and local          2,474            (800)         4,835
                          --------        --------       -------
   Foreign                 19,387          11,301         22,442
                          --------        --------       -------

                          $11,050         $54,175        $59,453
                          ========        ========       =======
----------------------------------------------------------------



The domestic and foreign components of income before income taxes were as follows:

---------------------------------------------------------
                  1999           1998            1997
                -------        ---------        --------
Domestic        $51,455        $241,604         $ 78,825
Foreign           1,769          (3,493)          40,897
                -------        ---------        --------
Total            53,224         238,111          119,722
                =======        =========        ========
--------------------------------------------------------

The following table reconciles the maximum statutory U.S. Federal income tax rate multiplied by income before taxes to the recorded income tax expense:

--------------------------------------------------------------------------------------
                                                  1999            1998         1997
                                                ---------       --------    ----------
U.S. Federal income tax at statutory rate        $ 18,628       $ 83,339      $41,903
State income tax expense, net of Federal            2,129          5,140        4,610
Divestiture tax differential                      (10,474)       (39,304)      13,195
Foreign rate differentials                          1,278          4,454         (555)
Other                                                (511)           546          300
                                                 ---------      ---------     --------
Income tax expense                               $ 11,050       $ 54,175      $59,453
                                                 =========      =========     ========
--------------------------------------------------------------------------------------
















                                    BFH20

Temporary differences are associated with the financial statements' assets and liabilities shown in the table below. Deferred income tax assets and liabilities have been recorded at December 31, 1999 and 1998 as follows:

----------------------------------------------------------------------
ASSETS:                                    1999             1998
                                        ---------         --------
Non-pension post-employment              $  2,996         $  3,034
Pension                                     2,945            2,046
Coupon accrual                              1,885            1,886
Divestiture reserves                        4,347           24,105
Foreign tax credit carryover                5,145                -
Other                                       5,360                -
Loss carryforwards                          4,427            4,747
                                         ---------        ---------
Gross deferred tax assets                  27,105           35,818
Valuation allowance                        (4,427)          (4,747)
                                         ---------        ---------
                                           22,678           31,071
LIABILITIES:
Property and equipment                     22,149           22,967
Trademarks and other intangibles           16,608           20,883
Other                                       3,123            1,863
                                         ---------        ---------
                                           41,880           45,713
                                         ---------        ---------

NET ASSET (LIABILITY)                    $(19,202)        $(14,642)
                                         =========        =========
----------------------------------------------------------------------



Foods Holdings recorded valuation allowances of $4,427 and $4,747 at December 31, 1999 and 1998, respectively, for the foreign net operating losses, which expire through 2003, due to uncertainty as to whether the deferred tax asset is realizable. The decrease from 1998 is due to the utilization and expiration of operating loss carryforwards relating to operations in Italy.


13.  PENSION AND OTHER BENEFIT PLANS

Most employees of BFC participate in foreign and domestic pension plans. For most salaried employees, benefits under these plans generally are based on compensation and credited service. For most hourly employees, benefits under these plans are based on specified amounts per year of credited service.

Pension benefits to eligible U.S. employees are provided under the Borden domestic pension plan to which BFC contributes. BFC has assumed an actuarially-determined portion of Borden's net pension liability; however, this amount is considered to be an amount due to affiliate since Borden retains the legal obligation for these benefits. Amounts payable by BFC for its portion of the net pension liability were $8,776 and $7,910 as of December 31, 1999 and 1998, respectively, which were recorded in other long-term liabilities.

BFC provides certain health and life insurance benefits for eligible domestic and Canadian retirees and their dependents. The costs of these benefits are accrued as a form of deferred compensation earned during the period that employees render service. Benefits are funded on a pay-as-you-go basis.






















                                        BFH21

Domestic participants who are not eligible for Medicare are provided with the same medical benefits as active employees, while those who are eligible for Medicare are provided with supplemental benefits. Canadian participants are provided with supplemental benefits to the national healthcare plan in Canada. The domestic postretirement medical benefits are contributory for retirements after 1983. The Canadian medical benefits are non-contributory. The domestic and Canadian postretirement life insurance benefit are non-contributory.

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

A reconciliation of the changes in Borden's domestic pension plan and other postretirement (or post-employment) plans' benefit obligations and fair value of assets over the two-year period ended December 31, 1999, and statements of the funded status as of December 31, 1999 and 1998 were as follows:

--------------------------------------------------------------------------------------------
                                                       BORDEN                  BFC
                                                  PENSION BENEFIT          OTHER BENEFITS
                                                 -------------------      ------------------
CHANGE IN BENEFIT OBLIGATION                       1999      1998          1999      1998
                                                 --------   --------      --------  --------
Benefit obligation at beginning of year          $338,984   $345,035       $ 7,303   $ 8,032
Service cost                                        4,317      5,623            15        15
Interest cost                                      21,433     24,269           685       744
Plan participants' contributions                        -          -           409       330
Actuarial loss (gain)                              (4,753)     5,889         1,238       491
Benefits paid                                     (41,291)   (43,407)       (2,174)   (2,309)
Amendments and other                                1,973      1,575         1,075         -
                                                 -------------------      -------------------
Benefit obligation at end of year                $320,663   $338,984       $ 8,551   $ 7,303
                                                 ---------  ---------     --------  --------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year   $342,706   $385,151             -         -
Actual returns on plan assets                      75,045    (12,708)            -         -
Employer contributions                                  -     13,670       $ 1,765   $ 1,979
Plan participants' contributions                        -          -           409       330
Benefits paid                                     (41,291)   (43,407)       (2,174)   (2,309)
                                                 -------------------      -------------------
Fair value of plan assets at end of year         $376,460   $342,706       $     0   $     0
                                                 -------------------      -------------------

FUNDED STATUS
Funded status at end of year                     $ 55,797   $  3,722       $(8,551)  $(7,303)
Unrecognized net actuarial loss (gain)            (41,553)    10,936         1,021      (131)
Unrecognized prior service cost                     5,314      3,732             -         -
                                                 -------------------       ------------------
Prepaid (accrued) benefit cost at end of year    $ 19,558   $ 18,390       $(7,530)  $(7,434)
                                                 ===================       ==================
---------------------------------------------------------------------------------------------



























                                        BFH22

The assumptions used in the measurement of the benefit obligations of Borden for the domestic pension plan and of BFC for other postretirement (or post-employment) plans were as follows:

------------------------------------------------------------------------
                                           BORDEN              BFC
                                       PENSION BENEFIT    OTHER BENEFITS
                                       ---------------    --------------
WEIGHTED AVERAGE ASSUMPTIONS AS OF
  DECEMBER 31,                           1999  1998        1999   1998
                                        -----  -----      -----  -----
Discount rate                           7.75%  6.75%       7.75%  6.75%
Expected rate of return on plan assets  8.75%  8.00%       N/A    N/A
Rate of compensation increase           4.75%  4.25%       N/A    N/A
------------------------------------------------------------------------

For measurement purposes, health care costs are assumed to increase 8.08% in 2000. The rate was assumed to decrease gradually until 2004 to a 5.75% annual increase for both pre-65 and post-65 benefits

The components of net periodic benefit costs for the Borden domestic pension plan and other postretirement (or post-employment) plans provided by BFC for the years ended December 31, 1999, 1998 and 1997 were as follows:

------------------------------------------------------------------------------------------------
                                                    BORDEN                         BFC
                                                 PENSION BENEFIT              OTHER BENEFITS
                                          -----------------------------   ----------------------
COMPONENTS OF NET PERIODIC BENEFIT COST     1999       1998       1997     1999     1998    1997
                                          ---------  --------   --------  -------  -----   ------
Service cost                              $  4,317   $  5,623   $  7,146   $   15  $  15   $   38
Interest cost                               21,433     24,269     27,275      685    744      812
Expected return on plan assets             (27,309)   (26,693)   (30,929)       -      -        -
Amortization of prior service cost             391        281        288        -      -        -
Recognized net actuarial loss (gain)             -          -          -        -     43       52
Settlement / Curtailment loss (gain)             -     (1,419)     1,528        -   (147)     401
Other                                            -          -          -    1,160      -        -
                                          ---------  ---------  ---------  ------  ------  ------
Net periodic benefit cost                 $ (1,168)  $  2,061   $  5,308   $1,860  $ 655   $1,303
                                          =========  =========  =========  ======  ======  ======
--------------------------------------------------------------------------------------------------


Amounts charged to BFC for participation in the Borden domestic pension plan were $1,243, $855 (including a curtailment gain of $905 due to the divestiture of the Signature Flavor business), and $5,660 (including a curtailment loss and settlement loss of $862 and $2,474, respectively, due to the divestiture of the domestic candy popcorn and cheese businesses) for the years ended December 31, 1999, 1998 and 1997, respectively.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rates would have the following effects:

-------------------------------------------------------------------------------------------
                                                              1% INCREASE    1% DECREASE
                                                              ------------  -------------
Effect on total service cost and interest cost components of
  net periodic health care benefit cost                       $      39      $     (34)
Effect on the health care component of the accumulated
  benefit obligation                                                541           (487)
-------------------------------------------------------------------------------------------











                                       BFH23

Certain employees of BFC participate in a Canadian pension plan. A reconciliation of the changes in the Canadian pension plan's benefit obligations and fair value of assets over the two-year period ended December 31, 1999, and statements of the funded status as of December 31, 1999 and 1998 were as follows:

--------------------------------------------------------------------
                                                        BFC
                                                  PENSION BENEFIT
                                                ------------------
CHANGE IN BENEFIT OBLIGATION                       1999      1998
                                                --------  --------
Benefit obligation at beginning of year         $20,980   $17,428
Service cost                                        327       369
Interest cost                                       976     1,090
Actuarial (gain) loss                            (1,608)    1,282
Benefits paid                                    (1,275)   (1,521)
Amendments                                           58         -
Reorganization of Plan                                -     3,562
Adjustment for change in exchange rates           1,072    (1,230)
                                                ------------------
Benefit obligation at end of year               $20,530   $20,980
                                                ------------------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year  $23,526   $22,419
Actual returns on plan assets                       539     1,307
Benefits paid                                    (1,275)   (1,521)
Employer contributions                            1,095         -
Reorganization of Plan                                -     2,899
Adjustment for change in exchange rates           1,203    (1,578)
                                                ------------------
Fair value of plan assets at end of year        $25,088   $23,526
                                                --------  --------

FUNDED STATUS
Funded status at end of year                    $ 4,558   $ 2,546
Unrecognized net actuarial loss                   1,870     2,357
Unrecognized prior service cost                       5         5
                                                ------------------
Net amount recognized                           $ 6,433   $ 4,908
                                                =======   ========
-------------------------------------------------------------------


The assumptions used in the measurement of BFC's benefit obligation for the Canadian pension plan were as follows:

-----------------------------------------------------------------
                                         BFC
                                   PENSION BENEFIT
                                   ---------------
WEIGHTED AVERAGE ASSUMPTIONS AS OF
  DECEMBER 31,                                    1999      1998
                                                  ----      ----
Discount rate                                       6.75%  6.00%
Expected rate of return on plan assets              7.75%  7.00%
Rate of compensation increase                       3.75%  3.00%
---------------------------------------------------------------------




















                                        BFH24

The components of net periodic benefit costs for BFC's Canadian pension plan for the years ended December 31, 1999, 1998 and 1997 were as follows:


--------------------------------------------------------------------
                                                   BFC
                                           PENSION BENEFIT
                                      --------------------------
COMPONENTS OF NET PERIODIC BENEFIT     1999      1998      1997
                                      -------   ------    ------
Service cost                          $   437   $   369   $   256
Interest cost                           1,302     1,090     1,215
Expected return on plan assets         (1,918)   (1,676)   (1,844)
Amortization of prior service cost          6         1         1
                                      -------   -------   --------
Net periodic benefit                  $  (173)  $  (216)  $  (372)
                                      ========  ========  ========
--------------------------------------------------------------------



Certain employees of BFC participate in other international pension plans. These other international pension plans have not been included in the notes to the consolidated financial statements as they are not considered material.

Most employees not covered by one of the above plans are covered by collectively bargained agreements, which are generally effective for five years. Under federal pension law, there would be continuing liability to these pension trusts if Borden ceased all or most participation in such trusts, and under certain other specified conditions. Charges to BFC for payments to pension trusts on behalf of employees not covered by Borden plans were not considered significant.


14.  RETIREMENT SAVINGS PLAN

Eligible salaried and hourly non-bargaining U.S. employees of BFC may contribute to a Borden sponsored retirement savings plan. BFC provides a 50% matching contribution up to 5% of an employee's pay (7% for certain longer service salaried employees). Amounts incurred by BFC for matching contributions were $1,125, $1,522 and $2,084 for the years ended December 31, 1999, 1998 and 1997, respectively.


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





















                                  BFH25

transactions (i.e., outstanding payables denominated in foreign currency), are recorded currently in income and offset the gains and losses that occur as exchange rates change. The cash flows from forward contracts accounted for as hedges of identifiable transactions are classified consistent with the cash flows from the transaction being hedged.

At December 31, 1999 and 1998, BFC had $14,136 and $16,005 of notional value, respectively, of forward foreign currency exchange contracts outstanding. These contracts are part of a worldwide program to minimize foreign currency exchange operating income and balance sheet exposure. The unsecured contracts mature within 12 months and are executed, by an affiliate, with banks. BFC is exposed to credit loss in the event of non-performance by the other parties to the contracts. BFC evaluates the creditworthiness of the counterparties' financial condition and does not expect default by the counterparties.


16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the notional amount and fair value, based on dealer quotes, of BFC's financial instruments at December 31, 1999 and 1998. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The carrying amounts of cash and cash equivalents, accounts receivable and payable, accrued liabilities and debt are considered reasonable estimates of their fair values.

-------------------------------------------------------------------------------------
                                                1999                    1998
                                      ----------------------    ---------------------
                                       Notional       Fair      Notional       Fair
                                        Amount       Value       Amount        Value
                                       --------      ------     --------       -----
DERIVATIVES RELATING TO:
   Foreign currency contracts - gains   $14,136       $94
   Foreign currency contracts - losses                           $16,005       $(319)
                                        -------       ----       -------       ------
                                        $14,136       $94        $16,005       $(319)
                                        =======       ====       =======       ======
-------------------------------------------------------------------------------------



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


17.  UNIT  INCENTIVE  PLAN

A Unit Incentive Plan ("Incentive Plan") was formed which provides for the granting of options, UAR's, units and other unit-based equity interests in LLC to key employees of BFC and associated persons.

LLC sold 1,080,000 Class A units to certain management employees of BFC under the Incentive Plan. The Class A units are generally restricted as to transfer and allow for LLC, at its discretion, to repurchase the units, upon certain conditions including termination of the unitholders' employment, prior to full vesting after five years. Since the initial offering, LLC sold an additional 20,000 Class A units and repurchased 777,000 Class A units from management. Class A units outstanding at December 31, 1999 and 1998 were 323,000 and 416,000, respectively.

















                                       BFH26

In 1999, LLC sold 389,125 Class C units to certain management employees of BFC. The Class C units are generally restricted as to transfer and allow for LLC, at its discretion, to repurchase the units, upon certain conditions including termination of the unitholders' employment, prior to full vesting after five years. LLC repurchased 3,125 Class C units from management during 1999.

In 2000, BFC sold 99,492 Class D units to certain management employees of BFC. The Class D units are generally restricted as to transfer and allow for LLC, at its discretion, to repurchase the units, upon certain conditions including termination of the unitholders' employment, prior to full vesting after five years.

Under the Incentive Plan, BFC issued Unit Appreciation Rights (UAR's) to the unitholders. The UAR entitles the unitholder to receive an amount in cash equal to the excess of the market price (as defined in the UAR agreement) of the Class A, Class C, or Class D unit over the exercise price of the UAR. The UAR's vest ratably over five years and expire upon certain events, including termination of the unitholders' employment, but in no case to exceed ten years. Four UAR's were issued for each Class A unit purchased (one UAR with an exercise price of $10 per unit and three UAR's with an exercise price of $20 per unit), for each Class C unit purchased (four UAR's with an exercise price of $8 per unit) and for each Class D unit purchased (four UAR's with an exercise price of $8.50 per unit). During 1998, the exercise prices for Class A units were revalued to $5.85 and $15.85, respectively.

In 1999, BFC issued 592,000 UAR's with an exercise price of $8 per unit to non-unitholders. The UAR entitles the recipient to receive an amount in cash equal to the excess of the market price (as defined in the UAR agreement) of the unit over the exercise price of the UAR. The UAR's vest ratably over five years and expire upon certain events, including termination of the recipient's employment, but in no case to exceed ten years. Non-unitholders had 581,000 UAR's outstanding at December 31, 1999.

The weighted-average remaining contractual life of the outstanding UAR's is approximately 7.71 years as of December 31, 1999. UAR's awarded to Class A unitholders will expire on January 1, 2006. UAR's awarded to Class C unitholders and non-unitholders will expire on October 1, 2008.

Compensation expense is accrued in other current liabilities and shall be adjusted in subsequent periods up to the measurement date for changes, increase or decreases, in the market price of the UAR's. Compensation expense was $867 for the year ended December 31, 1999. Since the exercise price exceeded the underlying value of the UAR's, no compensation expense was recorded in relation to the issuance of UAR's in 1998 or 1997.

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


































                                          BFH27

18.  COMMITMENTS  AND  CONTINGENCIES

Legal  Matters
--------------
In July 1995, a Fresno, California jury returned a verdict against BFC for wrongful termination of a tomato packing agreement. In granting the award for lost profits to Helm Tomatoes, Inc., the jury found that while the business had a legal right to terminate the agreement, it was estopped from doing this by an oral representation made by a former employee. BFC had previously established a reserve in other current liabilities of $14,500 for the verdict, interest and legal costs. In 1999, BFC and Helm Tomatoes, Inc. reached agreement to settle the claim with payments from BFC of $3,300 in May 1999 and $3,400 in May 2000. A gain of $7,500, derived from the difference between the initial reserve less the settlement and legal fees, was recorded in general and administrative expense during 1999.

BFC is involved in certain other legal proceedings arising through the normal course of business. Management is of the opinion that the final outcomes of such proceedings should not have a material impact on BFC's results of operations or financial position.

Inventory  Commitments  and  Risks
----------------------------------
Raw materials, such as semolina and tomatoes account for a high percentage of BFC's total production costs. BFC purchases a major portion of these materials under market sensitive supply contracts, and therefore BFC's operating results are subject to short term fluctuations in these raw material market prices. Because of the highly competitive and price sensitive nature of the markets in which BFC operates, BFC's ability to pass these raw material price increases through to the customer is limited and often depends upon BFC's competitors raising their prices as well.



















































WISE HOLDINGS, INC. AND SUBSIDIARIES


CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 1999 AND 1998
AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1999















































































                                                  WH2

INDEPENDENT AUDITORS' REPORT
To the Board of Directors
      and Shareholder of Wise Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Wise Holdings, Inc. and subsidiaries (a wholly owned subsidiary of BW Holdings LLC) as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wise Holdings, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


Columbus, Ohio
February 11, 2000






















































                                                WH3

WISE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     (In thousands, except per share amounts)          1999           1998           1997
--------------------------------------------------------------------------------------------


Net sales                                          $229,008        $228,739        $242,176
Cost of goods sold                                  139,984         142,153         150,316
                                                   ---------       ---------       ---------

Gross margin                                         89,024          86,586          91,860

Distribution expense                                 28,915          28,662          27,501
Marketing expense                                    35,362          36,781          39,459
General and administrative expense                   19,815          19,181          21,247
Loss on divestiture of business                                         438
Business realignment expense                            720           1,900
                                                   ---------       ---------       ---------

Operating income (loss)                               4,212            (376)          3,653


Interest expense                                        840             756           1,146
Interest income                                        (129)           (257)           (290)
Other (income) expense                                   (9)            161            (331)
                                                   ---------       ---------       ---------

Income (loss) before income tax                       3,510          (1,036)          3,128
Income tax expense (benefit)                          1,369            (179)          1,292
                                                   ---------       ---------       ---------

Net income (loss)                                  $  2,141        $   (857)       $  1,836
                                                   =========       =========       =========

Per Share Data
---------------
Basic and diluted income (loss) per common share   $  30.59        $ (12.24)       $  26.23
Average number of common shares outstanding
  during the period                                      70              70              70

--------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements





































                                                 WH4

WISE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1999 AND 1998


(In thousands)                                                                                  1999        1998
------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash and equivalents                                                                            $ 2,072  $ 2,610

  Accounts receivable (net of allowance for doubtful accounts of $2,261 and $2,427, respectively)  22,690   22,181
  Affiliated receivables                                                                                1       15
  Inventories:
    Finished goods                                                                                  3,942    4,045
    Raw materials and supplies                                                                      3,883    3,886
  Deferred income taxes, net                                                                        1,923    2,651
  Prepaid and other current assets                                                                  3,668    3,660
                                                                                                  -------  -------
                                                                                                   38,179   39,048
                                                                                                  -------  -------
PROPERTY AND EQUIPMENT
  Land                                                                                              1,412    1,412
  Buildings and improvements                                                                        6,103    5,352
  Machinery and equipment                                                                          51,185   45,120
                                                                                                  -------  -------
                                                                                                   58,700   51,884
  Less accumulated depreciation                                                                    24,949   19,769
                                                                                                  -------  -------
                                                                                                   33,751   32,115
                                                                                                  -------  -------
INTANGIBLES AND OTHER ASSETS
  Trademarks (net of accumulated amortization of
    $2,350 and $1,880, respectively)                                                               16,461   16,931
  Other Assets                                                                                        836      808
                                                                                                  -------  -------
                                                                                                   17,297   17,739
                                                                                                  -------  -------

TOTAL ASSETS                                                                                      $89,227  $88,902
                                                                                                  =======  =======
------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements





































                                               WH5

WISE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1999 AND 1998


(In thousands, except per share amounts)                                                 1999      1998
--------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
  Debt payable within one year                                                          $ 6,566  $   168
  Accounts and drafts payable                                                            12,996   16,060
  Affiliated payables                                                                       197      463
  Accrued liabilities                                                                    13,703   14,954
                                                                                        -------  -------
                                                                                         33,462   31,645
                                                                                        -------  -------
OTHER LIABILITIES
  Long-term debt payable to Borden, Inc.                                                      -    5,000
  Deferred income taxes, net                                                              1,539    2,198
  Non-pension postemployment benefit obligations                                         10,101    9,513
  Affiliated employee benefit obligations                                                 2,818    2,165
  Other long-term liabilities                                                               333      455
  Minority interest                                                                       1,125      218
                                                                                        -------  -------
                                                                                         15,916   19,549
                                                                                        -------  -------
COMMITMENTS AND CONTINGENCIES (NOTE 11)

SHAREHOLDER'S EQUITY
  Common stock - $0.01 par value 70 shares authorized, issued and outstanding
  Preferred stock - $0.01 par value, 30 shares  authorized, none issued and outstanding
  Paid in capital                                                                        34,980   34,980
  Retained earnings                                                                       4,869    2,728
                                                                                        -------  -------
                                                                                         39,849   37,708
                                                                                        -------  -------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                              $89,227  $88,902
                                                                                        =======  =======
--------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements







































                                              WH6

WISE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(In thousands)                                           1999       1998       1997
------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net income (loss)                                     $ 2,141   $  (857)  $ 1,836
  Adjustments to reconcile net income (loss) to net
  cash from operating activities:
    Depreciation and amortization                         6,774     6,031     6,555
    Provision (benefit) for deferred income taxes            69      (150)   (1,455)
    Business realignment                                    720     1,900
    Other non cash                                          428       571     1,057
  Net change in assets and liabilities:
    Accounts receivable                                    (343)     (599)     (666)
    Affiliated receivables                                   14     1,189     1,778
    Inventories                                             106      (461)      959
    Prepaid and other current assets                         (8)      201       297
    Other assets                                            (28)       81       413
    Accounts and drafts payable                          (3,064)    4,922    (3,354)
    Affiliated payables                                    (266)   (1,004)     (696)
    Accrued liabilities                                  (1,426)   (2,605)    1,297
    Non-pension postemployment                              588      (275)       32
    Affiliated employee benefit obligations                 653       348       570
    Other long-term liabilities                            (122)       84       371
                                                       --------   --------  --------
                                                          6,236     9,376     8,994
                                                       --------   --------  --------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Capital expenditures                                   (8,952)   (9,770)   (5,359)
  Proceeds on sale of equipment                              98       189       759
  Purchase of business                                     (186)     (273)   (1,037)
  Divestiture of business                                           2,107
                                                       --------   --------  --------
                                                         (9,040)   (7,747)   (5,637)
                                                       ---------  --------  --------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Management ownership                                      868      (521)       95
  Short-term borrowings                                   6,780       365       742
  Repayment of short-term borrowings                       (382)     (467)     (472)
  Payment of affiliated long term debt                   (5,000)   (2,000)   (3,145)
                                                       ---------  --------  --------
                                                          2,266    (2,623)   (2,780)
                                                       ---------  --------  --------

(Decrease) increase in cash and equivalents                (538)     (994)      577
Cash and equivalents at beginning of year                 2,610     3,604     3,027
                                                       ---------  --------  --------
Cash and equivalents at end of year                     $ 2,072   $ 2,610   $ 3,604
                                                       =========  ========  ========
------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements




























                                                     WH7

WISE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(In thousands)                                           1999     1998     1997
---------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
  Cash Paid:
    Interest                                                $973    $581  $1,474
    Taxes                                                    659     152

  Non-cash Activity:

    Exchange of accounts receivable for assets of business            62     878
    Change in affiliated tax sharing arrangement                             780
---------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements






























































                                                           WH8

WISE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                 COMMON   PAID IN    RETAINED
(In thousands)                                   SHARES   CAPITAL    EARNINGS    TOTAL
----------------------------------------------------------------------------------------
Balance, December 31, 1996                         100     $ 34,200   $ 1,749  $ 35,949
----------------------------------------------------------------------------------------
Change in affiliated tax sharing
arrangement                                                     780                 780
Net income                                                              1,836     1,836
----------------------------------------------------------------------------------------

Balance, December 31, 1997                         100       34,980     3,585    38,565
----------------------------------------------------------------------------------------

Change in authorized shares
    Outstanding                                    (30)
Net (loss)                                                               (857)     (857)
----------------------------------------------------------------------------------------

Balance, December 31, 1998                          70       34,980     2,728    37,708
----------------------------------------------------------------------------------------


Net income                                                              2,141     2,141
----------------------------------------------------------------------------------------
Balance, December 31, 1999                           70    $ 34,980   $ 4,869  $ 39,849
----------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements


















































                                                     WH9

WISE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except for per share information)

1.     BACKGROUND

In September 1994, Borden, Inc. ("Borden") entered into a merger agreement that provided for the acquisition (the "Acquisition") of all of Borden's outstanding common stock by affiliates of Kohlberg Kravis Roberts & Co. ("KKR"). Borden elected not to apply push down accounting in its consolidated financial statements as a result of public debt that was outstanding prior to the Acquisition, and as such Borden's financial statements, including Wise Holdings, Inc. ("Wise"), are reported on Borden's historical cost basis. As discussed in the "Basis of Presentation," the accompanying financial statements of Wise have been prepared on a purchase accounting basis from the date of KKR's acquisition of Borden. The effective date of the merger agreement was January 1, 1995 for accounting and financial statement presentation purposes.

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


2.     NATURE OF OPERATIONS

Wise is a producer and distributor of salty snacks in the eastern United States. Wise's product line includes potato chips, cheese flavored baked and fried corn snacks, pretzels, tortilla chips, corn chips, onion rings, pork rinds and other assorted snacks. Wise markets its products under the brand names of WISER(R), CHEEZ DOODLE(R), QUINLAN(R), NEW YORK DELI(R), KRUNCHERS!(R), BRAVO(R), MOORE'S(R) AND WISE CHOICe(TM) and conducts its business through two principal divisions: Wise and Moore's. The Wise and Moore's divisions manufacture and distribute primarily in the eastern United States. Wise's products are distributed through both independent and company-owned distribution networks.

On May 11, 1998 Wise sold its Caribbean Snacks, Inc. subsidiary, which had served as a distribution center throughout Puerto Rico and the Caribbean (See
Note 16 - - Business Acquisitions and Divestiture).


3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------
As a result of the financial guarantee and in accordance with Regulation S-X rule 3-10, Borden is required to include in its filings with the Securities and Exchange Commission separate financial statements for Wise as if it were a registrant. The accompanying financial statements were prepared on a purchase accounting basis that allocates approximately $51 million of the original KKR purchase price of Borden to the Wise operations. The purchase price has been allocated to tangible and intangible assets and liabilities of Wise based on independent appraisals and management estimates.


























                                    WH10

The consolidated financial statements include the accounts of Wise and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Wise remains a wholly owned subsidiary of BWHLLC.

Cash and Equivalents
--------------------
Cash and equivalents include cash on deposit and all highly liquid investments purchased with an original maturity of three months or less.

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

General Insurance
-----------------
Wise has insurance policies to cover potential losses and liabilities relating to workers' compensation, health and welfare claims, physical damage to property (other than autos), business interruption and comprehensive general, product and vehicle liability. However, many of these policies have deductibles of $100 and in most cases higher amounts. Losses are accrued for the estimated aggregate liability for claims incurred using certain actuarial assumptions and Wise's experience.

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





















                                                   WH11

------
Earnings Per Share
------------------
Basic and diluted earnings (loss) per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period ended December 31, 1999 and 1998, respectively. On April 24, 1998 the number of shares authorized and outstanding was reduced for administrative and tax purposes. The per share information for December 31, 1999, 1998 and 1997 is computed based on the adjusted shares outstanding.

Concentrations of Credit Risk
-----------------------------
Financial instruments that potentially subject Wise to concentrations of credit risk consist principally of temporary cash investments, marketable securities, and accounts receivable. Wise invests its excess cash with Borden which in turn places temporary cash investments and marketable securities with high quality institutions and performs ongoing evaluations of the financial condition of the institutions. Wise, by policy, limits the amount of credit exposure to any one institution. Concentrations of credit risk with respect to accounts receivable are limited; however, a group of distributors generally under common control comprise approximately 20% of net trade sales. Wise generally does not require collateral or other security to support customer receivables, however under some circumstances Wise will obtain collateral to mitigate risk. Wise monitors its exposure to credit losses and maintains allowances for anticipated losses.

Impairment
----------
Periodically and as circumstances warrant Wise evaluates the recoverability of property and equipment and intangibles by assessing whether the carrying value can be recovered over its remaining useful life through expected future undiscounted cash flows. In the opinion of management, no such impairment existed at December 31,1999 and 1998.

Stock Options
-------------
The Financial Accounting Standards Board ("FASB") has issued SFAS No. 123, Accounting for Stock-Based Compensation. As permitted by SFAS No. 123, Wise will continue to apply its current accounting policy of the intrinsic value method under Accounting Principles Board Opinion No. 25 and will include the additional disclosures required by SFAS No. 123.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates in Wise's financial statements are related to allowance for doubtful accounts, accruals for trade promotions, general and group insurance, income taxes, postemployment benefits and asset lives. Actual results could differ from those estimates.

Reclassifications
-----------------
Certain prior year amounts have been reclassified to conform with the 1999 presentation.

Recently Issued Accounting Statements
-------------------------------------
In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Wise implemented this pronouncement as of January 1, 1999. Internal costs of $384 were capitalized in 1999 which would have been expensed as incurred.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS 137, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000, and requires all derivatives be measured at fair value and recorded on a company's balance sheet as an asset or liability, depending upon the company's underlying rights or obligations associated with the derivative instrument. Wise is investigating the impact of this pronouncement.












                                           WH12
4.  ACCRUED LIABILITIES

Accrued liabilities at December 31 were as follows:

---------------------------------------------
                             1999      1998
                           ------------------
Compensation               $ 2,670  $ 2,557
General insurance            4,820    5,292
Advertising and promotion    3,800    3,772
Other                        2,413    3,333
                           ------------------
Total                      $13,703  $14,954
---------------------------------------------

5.  DEBT

AFFILIATED:

Wise entered into a loan agreement (the "Loan Agreement") to borrow funds from Borden.

Revolving Loan
--------------
The Revolving Loan Agreement, as amended, provided for a revolving loan facility of up to $5 million maturing in November 1999, at a variable interest rate equal to Borden's cost of funds for 30 day LIBOR borrowings plus 0.25%. A commitment fee of 0.10% is paid on the unused portion of the revolving loan. Wise had no borrowings under this agreement at December 31, 1998 and terminated this agreement in December 1999.

In December 1999, Wise entered into a new revolving loan agreement, which provided for a revolving facility of up to $15 million maturing in December 2000 at a variable interest rate equal to Borden's cost of funds for 30 day LIBOR borrowings plus between 75 and 175 basis points calculated using a debt to earnings ratio schedule. Wise had $6,450 of borrowings under this revolving agreement at December 31, 1999 at a rate of 7.20%. A commitment fee between 0.15% and 0.35% is paid on the unused portion of the revolving loan based on the same debt to earnings ratio schedule.

Long-Term Loan
--------------
The Long Term Loan Agreement, as amended, also provided for a $10.145 million term loan with a fixed interest rate of 11% maturing in November 2000, payable in full at the maturity date. Wise terminated this agreement in December 1999. Borrowings under this agreement at December 31, 1998 were $5 million.

Interest charges under the Loan Agreement amounted to $840, $756 and $1,146 in 1999, 1998 and 1997 respectively.

The Loan Agreement contains certain restrictions on the activities of Wise and its subsidiaries, including restrictions on liens, the incidence of indebtedness, mergers and consolidations, sales of assets, investments, payment of dividends (requires prior approval from Borden, as creditor), changes in nature of business, prepayments of certain indebtedness, transactions with affiliates, capital expenditures, changes in control of the Company, hedging activities and the use of proceeds from asset sales.


























                                          WH13

NON AFFILIATED:

Wise enters into unsecured agreements with a third party to finance insurance premiums. Total borrowings under these agreements were $116 and $168 at December 31, 1999 and 1998, respectively. The interest rates under these agreements are variable, and were 6.30% and 5.49% at December 31, 1999 and 1998, respectively.


6.  RETIREMENT INCOME PLANS

Borden sponsors a defined contribution retirement savings plan in which eligible salaried and hourly non-bargaining employees may contribute up to 5% of their pay (7% of certain longer service salaried employees), which are generally matched 50% by Borden. Charges to operations for matching contributions for Wise employees under Borden's retirement savings plan for 1999, 1998 and 1997 amounted to $602, $708 and $726, respectively.

Most employees of Wise participate in defined benefit pension plans sponsored by Borden or one of the union-sponsored plans. For most salaried employees, benefits under these plans generally are based on compensation and years of credited service. For most hourly employees, benefits under these plans are based on specified amounts per year of credited service.

Wise has recorded a net pension liability of $2,818 and $2,165 at December 31, 1999 and 1998, respectively, which approximates the portion of the total pension assets or liabilities of Borden that relate to the employees of Wise. The gross pension obligation was allocated to Wise based upon the actuarially determined obligation relating to Wise's employees. The pension expense allocated to Wise for Borden's plans was $400, $556 and $511 during 1999, 1998 and 1997, respectively.

Most Wise employees who are not covered by Borden's plans are covered by collectively bargained agreements, which are generally effective for five years. Under Federal pension law, there would be continuing liability to these pension trusts if Wise or Borden ceased all or most participation in any trust, and under certain other specified conditions. Operations were charged $222, $218 and $234 in 1999, 1998 and 1997, respectively, for payments to pension trusts on behalf of employees not covered by Borden plans.

Borden's funding of its pension plans equals or exceeds the minimum funding requirements imposed by Federal and foreign laws and regulations.












































                                           WH14

For informational purposes, the funded status of the Borden plan on a purchase accounting basis, at December 31 is as follows:

                                                   BORDEN, INC.
                                                  Pension Benefit
---------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATIONS                      1999       1998
                                                 --------------------
Benefit obligation at beginning of year          $338,984   $345,035
Service cost                                        4,317      5,623
Interest cost                                      21,433     24,269
Actuarial loss                                     (4,753)     5,889
Benefits paid                                     (41,291)   (43,407)
Amendments                                          1,973      1,575
                                                 --------------------
Benefit obligations at end of year                320,663    338,984
                                                 --------------------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year    342,706    385,151
Actual return on plan assets                       75,045    (12,708)
Employer contributions                                  -     13,670
Benefits paid                                     (41,291)   (43,407)
                                                 --------------------
Fair value of plan assets at end of year          376,460    342,706
                                                 --------------------

Funded Status                                      55,797      3,722
Unrecognized net actuarial loss (gain)            (41,553)    10,936
Unrecognized prior service cost                     5,314      3,732
                                                 --------------------
Prepaid pension asset                            $ 19,558   $ 18,390
---------------------------------------------------------------------

Assumptions:
 Discount rate                                       7.75%      6.75%
 Expected return on plan assets                      8.75%      8.00%
 Rate of compensation increase                       4.75%      4.25%



Plan assets consist primarily of equity securities and corporate obligations.


7.  NON-PENSION POSTEMPLOYMENT BENEFITS

Wise uses Borden sponsored plans to provide health and life insurance benefits for eligible retirees and their dependents. The cost of providing these benefits is recognized as a charge to income in the period the benefits were earned. Wise provides certain postemployment benefits to qualified former or inactive employees. Wise accrues the cost of these benefits as a form of deferred compensation earned during the period that employees render service when it is probable that the benefit will be provided.



Participants who are not eligible for Medicare are provided with the same medical benefits as active employees, while those who are eligible for Medicare are provided with supplemental benefits. The postretirement medical benefits are contributory, the postretirement life insurance is noncontributory. Benefits are funded on a pay-as-you-go basis.





















                                                WH15

---------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATIONS                     1999       1998
                                                --------------------
Benefit obligation at beginning of year         $  6,366   $  7,914
Service cost                                           9          5
Interest cost                                        412        555
Plan participants' contributions                     150         32
Actuarial gain                                      (427)    (1,954)
Benefits paid                                       (182)      (186)
                                                --------------------
Benefit obligations at end of year                 6,328      6,366
                                                --------------------


CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year         -          -
Actual return on plan assets                           -          -
Employer contributions                                32        154
Plan participants' contributions                     150         32
Benefits paid                                       (182)      (186)
                                                --------------------
Fair value of plan assets at end of year               -          -
                                                --------------------

Funded Status                                     (6,328)    (6,366)
Unrecognized net actuarial gain                   (2,833)    (2,407)
                                                --------------------
Accrued postretirement liability                 ($9,161)   ($8,773)
---------------------------------------------------------------------



The discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1999 and 1998 was 7.75% and 6.75%, respectively. For measurement purposes, health care costs are assumed to increase 8.08% in 2000 grading down gradually to a constant level 5.75% annual increase for both pre-65 and post-65 benefits by the year 2004. The comparable assumptions for the prior year were 7.67%, declining to 4.75% by the year 2004.

Components of the net benefit expense for the years ended December 31, 1999, 1998 and 1997 are as follows:

----------------------------------------------------
                                1999   1998   1997
                                --------------------
 Service cost                   $   9  $   5  $  19
 Interest cost                    412    555    582
 Recognized net actuarial loss      -     32     37
                                --------------------
 Net expense                    $ 421  $ 592  $ 638
----------------------------------------------------

Assumed health care cost rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects as of and for the year ending December 31, 1999:

                                                               1%         1%
                                                           INCREASE    DECREASE
                                                           ----------  ---------

Effect on total service cost and interest cost components  $      37       ($33)
Effect on postretirement benefit obligation                $     458      ($412)













                                          WH16

8.     FINANCIAL INSTRUMENTS

Futures Contracts
-----------------
During 1997, Wise entered into commodity futures to hedge the risk of fluctuating raw material prices. At December 31, 1997 there were $900 of commodity futures outstanding. The fair value of commodity futures as of December 31, 1997 was unfavorable $61 (based on dealer quotes). This amount was deferred by Wise as of December 31, 1997 and was reflected in the cost of the commodity as it was actually purchased. Total deferred losses at December 31, 1997 relating to contracts closed but not yet amortized were $10. Wise did not have any commodity futures outstanding at December 31, 1998 and 1999.

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


9.  INCOME TAXES

Wise files its income tax returns as a separate legal entity.

The provision (benefit) for income taxes consisted of:

-------------------------------------------
                   1999     1998     1997
                 --------------------------
FEDERAL
  Current        $1,124   $ (25)   $ 2,466
  Deferred           56    (129)    (1,307)
                 --------------------------
                  1,180    (154)     1,159
                 --------------------------

STATE AND LOCAL
  Current           176      (4)       281
  Deferred           13     (21)      (148)
                 --------------------------
                    189     (25)       133
                 --------------------------
Total provision  $1,369   $(179)   $ 1,292
-------------------------------------------



















                                              WH17

A reconciliation of the statutory U.S. Federal income tax rate to the effective tax rate is as follows:

------------------------------------------------------------------
                                            1999     1998    1997
                                           -----------------------
Federal income tax (benefit) at statutory
  rate                                     $1,193   $(352)  $1,094
State and local income taxes,
  less Federal income tax benefit             128     (18)      94
Stock sale of Caribbean Snacks                  -     151        -
Meals and entertainment                        68      79       82
Other                                         (20)    (39)      22
                                           -----------------------
  Total                                    $1,369   $(179)  $1,292

------------------------------------------------------------------

The net current and non-current components of deferred income taxes recognized in the balance sheets at December 31, 1999 and 1998 follow:

------------------------------------------------------------------
                             1999      1998
                           ------------------
Net current asset          $ 1,923   $ 2,651
Net non-current liability   (1,539)   (2,198)
                           ------------------
Net asset                  $   384   $   453

------------------------------------------------------------------

The tax effects of significant temporary differences and loss carry forwards which comprise the deferred tax assets and liabilities at December 31, 1999 and 1998 follow:

------------------------------------------------------------------
                                        1999    1998
                                       --------------
DEFERRED TAX ASSETS:
  Reserve for doubtful accounts        $  882  $  769
  Employee benefits and related items   4,017   3,937
  General insurance                     1,880   2,064
  Other-net                               547     253
  Other long term liabilities           1,233     836
  Restructuring reserve                     -     640
                                       --------------
Total deferred tax assets              $8,559  $8,499
                                       ==============

DEFERRED TAX LIABILITIES:
  Parts and samples inventory          $1,017    $999
  Prepaid and other assets                353     302
  Property and equipment                5,797   6,024
  Trademarks                            1,008     721
                                       --------------
Total deferred tax liabilities          8,175   8,046
                                       ==============
Net deferred tax asset                   $384    $453

------------------------------------------------------------------

The Company's net deferred tax asset at December 31, 1999 was $384. Realization of the entire deferred tax asset is dependent on generation of approximately $985 of future taxable income. Management believes that it is more likely than not that sufficient additional income will be earned to fully realize this benefit. Accordingly, no valuation allowance is necessary at December 31, 1999.














                                WH18

In a limited tax sharing arrangement with Borden, Wise was reimbursed for taxes paid subsequent to July 2, 1996 for an aggregate sum of $2,562. At Incorporation Borden agreed to reimburse Wise $1,782 under this arrangement. Upon finalization of Borden's 1996 corporate tax return, Borden agreed to increase tax reimbursements by $780 in 1997. This change in affiliated tax sharing arrangement has been accounted for as a permanent increase to paid-in-capital. During 1999 and 1998, Borden paid taxes on the behalf of Wise under this tax sharing arrangement of $0 and $1,101, respectively.


10.  MINORITY INTEREST

As part of the Incorporation, Wise sold equity interests in Wise Foods Holdings, Inc. ("Wise Foods"), a subsidiary, to key management personnel for consideration of $655, resulting in an ownership percentage of 1.87%. At that time, options were also issued which vest over five years and allow management to purchase additional shares resulting in an ownership of up to 6% of the subsidiary. In 1997 Wise sold equity interests to key management for consideration of $95, increasing the minority interest ownership percentage to 2.15%. In 1998 Wise repurchased equity interests from management in consideration of $521, decreasing the minority ownership percentage to .6% under similar circumstances as described above. In 1999 Wise sold equity interests to key management for consideration of $868, increasing the minority interest ownership percentage to 1.83%. Wise Foods imposes significant restrictions on transfers of shares of this common stock. These shares are generally non-transferable prior to the fifth anniversary from the initial purchase of the common stock. In addition, on or prior to full vesting, Wise Foods retains the right, but is not obligated, to repurchase stock from the purchaser for various reasons, but principally upon termination of employment. Management's ownership interest in Wise Foods is recorded in the financial statements of Wise as minority interest and included in Other Expense.


11. COMMITMENTS AND CONTINGENCIES

Lease Obligations
-----------------
Wise leases warehouses, office facilities, motor vehicles and various types of equipment under operating leases. Lease terms generally range from one to eight years.

Future minimum annual rentals under operating leases at December 31, 1999 are as follows:

------------------------------------------------
                                      NON-
                     AFFILIATED    AFFILIATED
                     ---------------------------
2000                 $       994  $     1,986
2001                         601        1,546
2002                         334          802
2003                         170          304
2004                          88          150
2005 and beyond               15          154
                     ---------------------------
     Total           $     2,202  $     4,942

------------------------------------------------

The affiliated leases are part of a lease agreement that Borden has with a third party lender. As such, management believes Wise benefits through lower lease payments due to Borden's volume purchasing ability and credit standing with the creditor.

Total rental expense for operating leases in 1999, 1998 and 1997 was $4,729, $4,710 and $4,855, respectively.

















                                                 WH19

------
Environmental Contingencies
---------------------------
Wise, like others in similar businesses, is subject to extensive Federal, state and local environmental laws and regulations. Although Wise's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments could require Wise to make additional unforeseen environmental expenditures.

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

Raw Materials
-------------
Wise purchases raw materials used in manufacturing and processing its snack food products on the open market and under contract through brokers and directly from growers. In accordance with purchase practice, Wise typically secures approximately 75% of the following year's estimated potato requirement under purchase contracts. Wise has also entered into purchase contracts for 100% of estimated year 2000 requirements of oil, cornmeal, flour, popcorn and pretzel flour. A large part of the raw materials used by Wise consists of farm commodities which are subject to precipitous change in supply and price. Weather varies from season to season and directly affects both the quality and supply available. Wise has no control of the agricultural aspects and its profits are affected accordingly.

Debt Guarantees
---------------
As an affiliate guarantor, Wise has guaranteed Borden's credit facility and all of Borden's outstanding publicly held debt on a pari passu basis. Wise's aggregate liability under this guarantee shall not exceed the greater of its outstanding affiliated borrowings, or 95% of its adjusted net assets while Borden or any other obligated parties have obligations outstanding. Borden's outstanding credit facility and outstanding public borrowings amounted to $547,745 at December 31, 1999. Wise also guarantees $602 of outstanding debt for an independent distributor of Wise products.

Management does not expect these guarantees will have a material adverse effect on the consolidated financial statements of Wise.


12.  RELATED PARTIES

In addition to the affiliated debt and lease agreements, Wise is engaged in various transactions with Borden and its affiliated companies in the ordinary course of business.

Borden provides certain administrative services to Wise at negotiated fees. These services include: processing of payroll as well as active and retiree group insurance claims and securing insurance coverage for catastrophic claims. Wise reimburses the Borden subsidiary for payments for general disbursements and general and group insurance and retirement benefit claims. The amount owed by Wise for these services is included in affiliated payables and was $197 and $463 at December 31, 1999 and 1998, respectively. Effective July 1, 1997, Wise secured the services of a third party for its general insurance needs related to losses that occur after the effective date and makes payments directly to a third party vendor.

















                                            WH20

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

The following table summarizes the costs to Wise:

-------------------------------------------------------
                                  1999    1998    1997
                                 ----------------------
Employee benefits                $2,198  $1,878  $2,103
Group and general insurance       2,182   2,319   4,193
Information services                478     352     309
Corporate staff departments and
   overhead                         697   1,452   1,763
                                 ----------------------
                                 $5,555  $6,001  $8,368

-------------------------------------------------------



Wise also invests excess cash with Borden in one-day investments that totaled $1,150 and $1,700 at December 31, 1999 and 1998, respectively. Interest income from Borden for these one-day investments totaled $55, $169 and $148 for the years ended December 31, 1999, 1998 and 1997, respectively.


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

In 1996, Wise Foods, a subsidiary of Wise, issued a total of 6,971,000 shares of common stock with a par value of $.01 per share. Out of the total shares issued, 131,000 shares were issued to key members of management at $5 per share, along with the grant of options to purchase additional 262,000 shares of common stock at an exercise price of $10 per share. In 1997, Wise Foods issued an additional 19,000 shares at $5 per share which provided for 38,000 options under similar arrangements. The options expire 10 years from the date of grant and vest ratably over 5 years. The options are generally not transferable and exercisability of the options will accelerate upon a change of control. In 1998, Wise Foods repurchased 109,000 shares, which canceled 218,000 options. In 1999, Wise sold 86,800 shares of common stock at $10 per share to management providing for 434,000 options. In addition, 28,500 options were issued to management under a broad based stock option plan. The remainder of Wise Foods' issued and outstanding shares were held by Wise, its parent.




























                                      WH21

Information regarding Wise Foods' Option Plan is summarized below:

--------------------------------------------------------
                                            WEIGHTED
                             STOCK          AVERAGE
                            OPTIONS          PRICE
                            ----------------------------
                            ----------------------------
Outstanding at 12/31/96     262,000          $   10
                            ----------------------------
   Granted                   38,000          $   10
   Exercised
   Canceled
                            ----------------------------
Outstanding at 12/31/97     300,000          $   10
                            ----------------------------
   Granted
   Exercised
   Canceled                 218,000          $   10
                            ----------------------------
Outstanding at 12/31/98      82,000          $   10
                            ----------------------------
   Granted                  462,500          $   10
   Exercised
   Canceled
                            ----------------------------
Outstanding at 12/31/99     544,500          $   10
                            ----------------------------
Exercisable at 12/31/99      42,800          $   10

--------------------------------------------------------

The fixed-price stock options at December 31, 1999 and 1998 have weighted average exercise prices of $10, fair value at date of grant of $2.58 and $.01 per option share respectively and a weighted average remaining life of 9.5 years. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the impact on the Company's net income would be $239 ($3.41 per share) for 1999. The impact on prior years was less than $1 and without impact to reported earnings per share.


14. SUPPLEMENTAL INCOME STATEMENT INFORMATION

-------------------------------------------------------------
                                     1999     1998     1997
                                    -------------------------
Advertising and promotion expenses  $23,099  $23,071  $22,468
Research and development expenses       737    1,705    1,787
Depreciation                          6,304    5,561    6,085
Amortization                            470      470      470

-------------------------------------------------------------


15. BUSINESS REALIGNMENT

In December 1998, management approved a business realignment plan that resulted in the merger of the Marketing Department and Sales Department. The plan included the release of certain executives and supporting personnel from Sales and Marketing (total of eleven employees) and the closing of a research facility. A pre-tax charge to income was accrued in 1998 for $1,900
($16.28 per share), which includes employee termination benefits of $1,317, net asset writedowns of $533, and miscellaneous charges of $50.
All amounts accrued under this realignment have been paid or written off as of December 31, 1999.
















                                     WH22

In December 1999, management approved a separate business realignment plan which Included relocating administrative offices and releasing certain finanical and information systems positions due to efficiencies gained from an ERP implementation. A pretax charge of $720 ($6.17 per share) was accrued in 1999 for terminated leases of $534 and employee termination benefits of $186.


16.   BUSINESS ACQUISITIONS AND DIVESTITURE

ACQUISITIONS:

On July 31, 1997, for a purchase price of $1,915, Wise acquired certain assets (accounted for under the purchase method) of Quality Foods of North Carolina, an independent distributor of Wise products and other snack food products throughout North and South Carolina. Wise will continue to use the acquired assets for the purpose of distribution of snack foods.

During 1998, Wise acquired the assets of independent distributors in Virginia And Georgia for a purchase price of $335. Wise will continue to use these assets for the purpose of distribution of snack foods in these areas.

During 1999, Wise acquired the assets of an independent distributor in Maryland for a purchase price of $81 and additional assets of independent distributors in Virginia for $105. Wise will continue to use the acquired assets for the purpose of distribution of snack foods.

DIVESTITURE:

On May 11, 1998, Wise sold a subsidiary, Caribbean Snacks, Inc., for $2,107 resulting in a pretax loss of $438. Subsequent to the divestiture, Wise has continued to sell to Caribbean Snacks as a third-party distributor. The following table provides the impact on net sales as a result of the divestiture. Sales to Caribbean Snacks as a third-party distributor were $2,728 and $1,919 during 1999 and 1998, respectively, and have been included in the Wise caption below.

----------------------------------------------------------
                                1999      1998      1997
                              ----------------------------
Net Sales:
Wise                          $229,008  $228,739  $242,176
Less: Caribbean Snacks, Inc.         -     5,728    17,738
                              ----------------------------
                               229,008   223,011   224,438

----------------------------------------------------------


































[ARTICLE] 5
[MULTIPLIER] 1000000

[PERIOD-TYPE]                           YEAR
[FISCAL-YEAR-END]                       DEC-31-1999
[PERIOD-START]                          JAN-01-1999
[PERIOD-END]                            DEC-31-1999
[CASH]                                         195
[SECURITIES]                                     0
[RECEIVABLES]                                  215
[ALLOWANCES]                                    12
[INVENTORY]                                    113
[CURRENT-ASSETS]                               637
[PP&E]                                         863
[DEPRECIATION]                                 324
[TOTAL-ASSETS]                                1727
[CURRENT-LIABILITIES]                          824
[BONDS]                                        541
[PREFERRED-MANDATORY]                            0
[PREFERRED]                                    614
[COMMON]                                         2
[OTHER-SE]                                    (552)
[TOTAL-LIABILITY-AND-EQUITY]                  1727
[SALES]                                       1360
[TOTAL-REVENUES]                              1360
[CGS]                                          936
[TOTAL-COSTS]                                  936
[OTHER-EXPENSES]                               298
[LOSS-PROVISION]                                 3
[INTEREST-EXPENSE]                              63
[INCOME-PRETAX]                                 76
[INCOME-TAX]                                    21
[INCOME-CONTINUING]                             55
[DISCONTINUED]                                  (2)
[EXTRAORDINARY]                                  0
[CHANGES]                                        0
[NET-INCOME]                                    53
[EPS-BASIC]                                 (.10)
[EPS-DILUTED]                                 (.11)