Form 10-Q
period 2000-03-31
BORDEN INC
filed 2000-05-15
CIK 13239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---
EXCHANGE ACT OF 1934.

For the quarterly period ended                   March 31, 2000
                                                ----------------


Commission file number                      I-71
                                           ------

                                  BORDEN, INC.


               New  Jersey                                 13-0511250
     --------------------------------                 --------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)


                    180  East  Broad  Street,  Columbus,  OH  43215
                    -----------------------------------------------
                      (Address  of  principal  executive  offices)

                                       (614) 225-4000
                    -----------------------------------------------
                 (Registrant's  telephone  number,  including  area  code)

                                     Not  Applicable
                    -----------------------------------------------
                 (Former name, former address and former fiscal year,
                           if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
   -----      ----

Number of shares of common stock, $0.01 par value, outstanding as of the close of business on May 15, 2000:
198,974,994

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

The Borden, Inc. and Affiliates ("the Combined Companies") Condensed Combined Financial Statements are included herein to present the Company on a combined historical basis, including the financial position, results of operations and cash flows of Wise and Foods. The Combined Companies' financial statements are included, supplementally, to present financial information on a basis consistent with that on which credit was originally extended to the Company (prior to push down accounting) and because management of the Company will continue to control significant financial and managerial decisions with respect to Wise Holdings and Foods Holdings. Also, in accordance with rule 3-10 of Regulation S-X, the Condensed Financial Statements of Wise Holdings and Foods Holdings are included in Part II of this Quarterly Report on Form 10-Q because Wise Holdings and Foods Holdings are guarantors of the Company's credit facility and all of the Company's outstanding publicly held debt.



                                      2

                                  BORDEN, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.  BORDEN, INC. ("BORDEN") CONDENSED CONSOLIDATED AND BORDEN, INC. AND AFFILIATES CONDENSED
 COMBINED FINANCIAL STATEMENTS

              Condensed Consolidated Statements of Operations and Comprehensive Income,
                            three months ended March 31, 2000 and 1999. . . . . . . . . . . . . . . . . .   4
              Condensed Consolidated Balance Sheets, March 31, 2000, and December 31, 1999. . . . . . . .   6
              Condensed Consolidated Statements of Cash Flows,
                            three months ended March 31, 2000 and 1999 . . .  .  . .  . . .  . . . . .  .   8
              Condensed Consolidated Statement of Shareholders' Equity,
                            three months ended March 31, 2000  . . .  . . . . . . . . . . . . . . . . . .  10
              Condensed Combined Statements of Operations and Comprehensive Income,
                            three months ended March 31, 2000 and 1999. . . . . . . . . . . . . . . . . .  11
              Condensed Combined Balance Sheets, March 31, 2000, and December 31, 1999. . . . . . . . . .  12
              Condensed Combined Statements of Cash Flows, three months ended March 31, 2000 and 1999 . .  14
              Condensed Combined Statement of Shareholders' Equity, three months ended March 31, 2000 . .  16
              Notes to Condensed Consolidated and Condensed Combined Financial Statements . . . . . . . .  17


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . .  20

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25

ITEM 6. EXHIBITS, GUARANTOR FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K . . . . . . . . . . . .  25



                                              3














































--------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)
BORDEN, INC.
                                                                       Three months ended March 31,
(In millions)                                                                     2000      1999
--------------------------------------------------------------------------------------------------
Net sales                                                                         $352.7   $306.9
Cost of goods sold                                                                 246.6    211.8
                                                                                  -------  -------

Gross margin                                                                       106.1     95.1
                                                                                  -------  -------

Distribution expense                                                                15.6     12.0
Marketing expense                                                                   18.1     15.8
General & administrative expense                                                    37.7     31.1
Business realignment                                                                 2.8        -
                                                                                  -------  -------

Operating income                                                                    31.9     36.2
                                                                                  -------  -------

Interest expense                                                                    14.7     15.3
Affiliated interest expense, net of affiliated
   interest income of $0.1 in 2000                                                   4.1      4.8
Interest income and other                                                           (6.2)    (8.7)
Equity in net (income) loss of unconsolidated subsidiaries                          (0.4)     5.3
                                                                                  -------  -------

Income from continuing operations
   before income tax                                                                19.7     19.5
Income tax expense                                                                   7.4      6.2
                                                                                  -------  -------

Net income                                                                          12.3     13.3

Preferred stock dividends                                                          (18.4)   (18.4)
                                                                                  -------  -------

Net loss applicable to common stock                                               $ (6.1)  $ (5.1)
                                                                                  =======  =======

Comprehensive income (see Note 3)                                                 $  9.9   $ (4.4)
                                                                                  =======  =======
--------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements




                                        4































-------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED) (CONTINUED)
BORDEN, INC.

                                                                       Three months ended March 31,
(In millions, except per share data)                                            2000        1999
-------------------------------------------------------------------------------------------------
Basic and Diluted Per Share Data
--------------------------------
Net income                                                                       $ 0.06   $ 0.07
Preferred stock dividends                                                         (0.09)   (0.09)
                                                                                 -------  -------

Net loss applicable to common stock                                              $(0.03)  $(0.02)
                                                                                 =======  =======

Dividends per common share                                                       $ 0.13   $ 0.06
Dividends per preferred share                                                    $ 0.75   $ 0.75

Average number of common shares outstanding
   during the period                                                              199.0    199.0
-------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements



                                            5























































-------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
BORDEN, INC.

(In millions)
                                                                                   March 31,    December 31,
ASSETS                                                                               2000           1999
-------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and equivalents                                                            $    151.1   $    195.2
  Accounts receivable (less allowance for doubtful
     accounts of $10.7 in 2000 and $11.8 in 1999)                                      218.5        215.0
  Loan receivable from affiliate                                                        59.5         56.2
  Inventories:
     Finished and in-process goods                                                      62.8         62.8
     Raw materials and supplies                                                         47.5         50.4
  Deferred income taxes                                                                 41.4         42.4
  Other current assets                                                                  16.7         15.3
                                                                                  -----------  -----------
                                                                                       597.5        637.3
                                                                                  -----------  -----------

INVESTMENTS AND OTHER ASSETS
  Investments                                                                           63.5         64.0
  Investment in affiliate                                                               53.6         51.5
  Deferred income taxes                                                                101.0        109.5
  Prepaid pension assets                                                               127.9        129.7
  Other assets                                                                          36.8         36.3
  Assets sold under contractual arrangement (net of allowance
   of $62.6 in 2000 and 1999)                                                           49.7         48.2
                                                                                  -----------  -----------
                                                                                       432.5        439.2
                                                                                  -----------  -----------

PROPERTY AND EQUIPMENT
  Land                                                                                  25.9         25.6
  Buildings                                                                            107.7         97.9
  Machinery and equipment                                                              721.8        739.1
                                                                                  -----------  -----------
                                                                                       855.4        862.6
  Less accumulated depreciation                                                       (323.1)      (323.8)
                                                                                  -----------  -----------
                                                                                       532.3        538.8

INTANGIBLES                                                                            110.7        112.1
                                                                                  -----------  -----------

TOTAL ASSETS                                                                      $  1,673.0   $  1,727.4
                                                                                  ===========  ===========
----------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements



                                            6




























------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
BORDEN, INC.

(In  millions,  except  share  data)
                                                                                March 31, December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                              2000        1999
------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
  Accounts and drafts payable                                                     $  131.0   $  137.4
  Debt payable within one year                                                        21.1       17.7
  Income taxes payable                                                               240.1      244.1
  Loans payable with affiliates                                                      264.0      246.6
  Other current liabilities                                                          161.8      178.6
                                                                                  ---------  ---------
                                                                                     818.0      824.4
                                                                                  ---------  ---------

OTHER LIABILITIES
  Liabilities sold under contractual arrangement                                      41.6       41.6
  Long-term debt                                                                     540.9      541.1
  Non-pension post-employment benefit obligations                                    173.1      176.1
  Other long-term liabilities                                                         69.8       80.0
                                                                                  ---------  ---------
                                                                                     825.4      838.8
                                                                                  ---------  ---------
COMMITMENTS AND CONTINGENCIES (See Note 5)

SHAREHOLDERS' EQUITY
  Preferred stock - Issued 24,574,751 shares                                         614.4      614.4
  Common stock - $0.01 par value: authorized 300,000,000 shares,
     Issued 198,974,994 shares                                                         2.0        2.0
  Paid in capital                                                                    329.6      355.7
  Receivable from parent                                                            (414.9)    (414.9)
  Accumulated other comprehensive income                                             (54.9)     (52.5)
  Accumulated deficit                                                               (446.6)    (440.5)
                                                                                  ---------  ---------
                                                                                      29.6       64.2
                                                                                  ---------  ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $1,673.0   $1,727.4
                                                                                  =========  =========
------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements


                                        7




































-----------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
BORDEN, INC.
                                                        Three months ended March 31,
(In millions)                                                       2000      1999
-----------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net income                                                       $ 12.3   $ 13.3
  Adjustments to reconcile net income to net
   cash from (used in) operating activities:
      Business realignment                                            2.8        -
      Deferred tax provision (benefit)                                8.6     (2.9)
      Depreciation and amortization                                  14.2     12.0
      Unrealized gain on interest rate swap                          (2.1)    (2.9)
      Equity in net (income) loss of unconsolidated subsidiaries     (0.4)     5.3
  Net change in assets and liabilities:
      Trade receivables                                             (11.2)   (11.5)
      Inventories                                                     2.5      2.5
      Trade payables                                                 (1.4)     1.3
      Income taxes                                                   (9.5)    (6.1)
      Other assets                                                    6.6     (2.3)
      Other liabilities                                             (20.9)   (29.6)
                                                                   -------  -------
                                                                      1.5    (20.9)
                                                                   -------  -------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Capital expenditures                                              (19.8)    (9.2)
  Investment in affiliate                                            (1.4)    (1.8)
                                                                   -------  -------
                                                                    (21.2)   (11.0)
                                                                   -------  -------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Net short-term debt borrowings (repayments)                         3.4     (5.6)
  Repayment of long-term debt                                        (0.2)    (0.1)
  Affiliated borrowings                                              14.1      1.0
  Interest received from parent                                      12.1     12.4
  Common stock dividends paid                                       (25.1)   (12.4)
  Preferred stock dividends paid                                    (18.4)   (18.4)
  Other distributions                                               (10.3)       -
                                                                   -------  -------
                                                                    (24.4)   (23.1)
                                                                   -------  -------
-----------------------------------------------------------------------------------



                                      8


































-------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
BORDEN, INC.

                                                                     Three months ended March 31,
(In millions)                                                                    2000      1999
-------------------------------------------------------------------------------------------------
  Decrease in cash and equivalents                                               $(44.1)  $(55.0)
  Cash and equivalents at beginning
     of period                                                                    195.2    672.1
                                                                                 -------  -------
  Cash and equivalents at end
     of period                                                                   $151.1   $617.1
                                                                                 =======  =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid:
     Interest, net                                                               $ 21.9   $ 20.4
     Taxes                                                                          9.1     15.3
  Non-cash activity:
     Accrued dividends on investment in affiliate                                   2.1        -
     Capital contribution by parent                                                 7.5      8.4
     Distribution of net assets of infrastructure management
       services business to the Company's parent                                    6.0        -
-------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements



                                           9




















































--------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
BORDEN, INC.

(In  millions)
--------------------------------------------------------------------------------------------------------------------
                                                                                      Accumulated
                                                                             Receivable  Other
                                                    Preferred Common Paid-in    from  Comprehensive Accumulated
                                                       Stock  Stock  Capital   Parent    Income      Deficit   Total
--------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                             $614.4  $2.0  $355.7   $(414.9)  $(52.5)     $(440.5)   $64.2
--------------------------------------------------------------------------------------------------------------------
Net income                                                                                             12.3     12.3

Translation adjustments                                                                   (2.4)                 (2.4)

Preferred stock dividends                                                                             (18.4)   (18.4)

Common stock dividends                                                (25.1)                                   (25.1)

Other distributions                                                   (16.3)                                   (16.3)

Interest accrued on notes from parent (net of $4.3 tax)                 7.8                                      7.8

Capital contribution from parent                                        7.5                                      7.5
---------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2000                                $614.4  $2.0  $329.6   $(414.9)  $(54.9)     $(446.6)   $29.6
---------------------------------------------------------------------------------------------------------------------
See  Notes to Condensed Consolidated and Condensed Combined Financial Statements


                                               10

















































----------------------------------------------------------------------------------------
CONDENSED COMBINED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)
BORDEN, INC. AND AFFILIATES

                                                             Three months ended March 31,
(In millions)                                                           2000       1999
----------------------------------------------------------------------------------------
Net sales                                                               $552.4   $496.5
Cost of goods sold                                                       354.0    313.2
                                                                        -------  -------

Gross margin                                                             198.4    183.3
                                                                        -------  -------

Distribution expense                                                      34.9     28.4
Marketing expense                                                         92.7     79.4
General & administrative expense                                          57.6     44.5
Business realignment                                                       2.8        -
Gain on divestiture of businesses                                            -     (4.4)
                                                                        -------  -------

Operating income                                                          10.4     35.4
                                                                        -------  -------

Interest expense                                                          14.7     15.5
Affiliated interest expense                                                0.3      1.7
Interest income and other                                                 (6.2)    (9.7)
Equity in net (income) loss of unconsolidated subsidiaries                (0.4)     5.3
                                                                        -------  -------

Income from continuing operations
   before income tax                                                       2.0     22.6
Income tax expense                                                         1.9      7.6
                                                                        -------  -------

Income before cumulative effect of change
   in accounting principle                                                 0.1     15.0

Cumulative effect of change in accounting principle                          -     (2.8)
                                                                        -------  -------

Net income                                                                 0.1     12.2

Affiliate's share of income                                                0.1     (0.9)

Preferred stock dividends                                                (18.4)   (18.4)
                                                                        -------  -------

Net loss applicable to common stock                                     $(18.2)  $ (7.1)
                                                                        =======  =======

Comprehensive income (see Note 3)                                       $ (3.6)  $ (7.0)
                                                                        =======  =======
----------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements


                                     11
























-------------------------------------------------------------------------------------------------------------
CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)
BORDEN, INC. AND AFFILIATES

(In  millions)
                                                                                   March 31,     December 31,
ASSETS                                                                               2000            1999
-------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and equivalents                                                            $    179.1   $    228.4
  Accounts receivable (less allowance for doubtful accounts of $14.6
     in 2000 and $15.4 in 1999)                                                        284.2        296.9
  Loan receivable from affiliate                                                        59.5         56.2
  Inventories:
     Finished and in-process goods                                                     118.1        114.8
     Raw materials and supplies                                                         73.8         84.3
  Deferred income taxes                                                                 59.0         60.8
  Other current assets                                                                  27.3         24.0
                                                                                  -----------  -----------
                                                                                       801.0        865.4
                                                                                  -----------  -----------
INVESTMENTS AND OTHER ASSETS
  Investments                                                                           63.5         64.0
  Investment in affiliate                                                               53.6         51.5
  Deferred income taxes                                                                101.3        109.8
  Prepaid pension assets                                                               139.1        140.8
  Other assets                                                                          32.4         32.7
                                                                                  -----------  -----------
                                                                                       389.9        398.8
                                                                                  -----------  -----------

PROPERTY AND EQUIPMENT
  Land                                                                                  39.2         38.8
  Buildings                                                                            202.3        192.6
  Machinery and equipment                                                            1,080.8      1,088.1
                                                                                  -----------  -----------
                                                                                     1,322.3      1,319.5
  Less accumulated depreciation                                                       (553.1)      (548.2)
                                                                                  -----------  -----------
                                                                                       769.2        771.3

INTANGIBLES                                                                            418.7        423.5
                                                                                  -----------  -----------

TOTAL ASSETS                                                                      $  2,378.8   $  2,459.0
                                                                                  ===========  ===========
----------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements


                                                12
































------------------------------------------------------------------------------------------------------
CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)
BORDEN, INC. AND AFFILIATES

(In millions)
                                                                                  March 31, December 31,
 LIABILITIES AND SHAREHOLDERS' EQUITY                                               2000        1999
------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
  Accounts and drafts payable                                                     $  186.6   $  197.3
  Debt payable within one year                                                        21.7       18.1
  Income taxes payable                                                               251.2      255.8
  Loans payable with affiliates                                                       26.3       14.5
  Other current liabilities                                                          238.7      257.7
                                                                                  ---------  ---------
                                                                                     724.5      743.4
                                                                                  ---------  ---------

OTHER LIABILITIES
  Long-term debt                                                                     543.9      544.1
  Non-pension post-employment benefit obligations                                    190.6      193.9
  Other long-term liabilities                                                        105.1      114.8
                                                                                  ---------  ---------
                                                                                     839.6      852.8
                                                                                  ---------  ---------
COMMITMENTS AND CONTINGENCIES (SEE NOTE 5)

SHAREHOLDERS' EQUITY
  Preferred stock                                                                    614.4      614.4
  Common stock                                                                         2.0        2.0
  Paid in capital                                                                    638.3      664.4
  Receivable from parent                                                            (414.9)    (414.9)
  Affiliate's interest in subsidiary                                                  66.1       66.2
  Accumulated other comprehensive income                                             (87.8)     (84.1)
 (Accumulated deficit) retained earnings                                              (3.4)      14.8
                                                                                  ---------  ---------
                                                                                     814.7      862.8
                                                                                  ---------  ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $2,378.8   $2,459.0
                                                                                  =========  =========
------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements


                                               13





































------------------------------------------------------------------------------------
CONDENSED COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
BORDEN, INC. AND AFFILIATES

                                                           Three months ended March 31,
(In millions)                                                        2000      1999
--------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net income                                                         $  0.1   $ 12.2
  Adjustments to reconcile net income to net
   cash from (used in) operating activities:
     Gain on divestiture of businesses                                    -     (4.4)
     Business realignment                                               2.8        -
     Deferred tax provision (benefit)                                   9.1     (1.1)
     Depreciation and amortization                                     24.9     20.1
     Unrealized gain on interest rate swap                             (2.1)    (2.9)
     Equity in net (income) loss of unconsolidated subsidiaries        (0.4)     5.3
  Net change in assets and liabilities:
     Trade receivables                                                  2.3     (2.2)
     Inventories                                                        6.6     13.1
     Trade payables                                                    (5.6)    (7.3)
     Income taxes                                                      (9.3)    (8.5)
     Other assets                                                       5.4      3.6
     Other liabilities                                                (19.0)   (57.4)
                                                                     -------  -------
                                                                       14.8    (29.5)
                                                                     -------  -------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Capital expenditures                                                (33.3)   (18.4)
  Proceeds from the divestiture of businesses                             -      9.5
  Proceeds from the sale of fixed assets                                  -      2.4
                                                                     -------  -------
                                                                      (33.3)    (6.5)
                                                                     -------  -------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Net short-term debt borrowings (repayments)                           3.5     (5.7)
  Repayment of long-term debt                                          (0.4)    (0.1)
  Affiliated borrowings                                                 7.8        -
  Interest received from parent                                        12.1     12.4
  Common stock dividends paid                                         (25.1)   (12.4)
  Preferred stock dividends paid                                      (18.4)   (18.4)
  Other distributions                                                 (10.3)       -
                                                                     -------  -------
                                                                      (30.8)   (24.2)
                                                                     -------  -------
--------------------------------------------------------------------------------------


                                         14
































-------------------------------------------------------------------------------------------------
CONDENSED COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
BORDEN, INC. AND AFFILIATES

                                                                        Three months ended March 31,
(In millions)                                                                    2000      1999
-------------------------------------------------------------------------------------------------
  Decrease in cash and equivalents                                               $(49.3)  $(60.2)
  Cash and equivalents at beginning
     of period                                                                    228.4    695.5
                                                                                 -------  -------
  Cash and equivalents at end
     of period                                                                   $179.1   $635.3
                                                                                 =======  =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid:
     Interest, net                                                               $ 17.0   $ 17.0
     Taxes                                                                          2.1     15.4
  Non-cash activity:
     Accrued dividends on investment in affiliate                                   2.1        -
     Capital contribution by parent                                                 7.5      8.4
     Affiliate's share of income                                                   (0.1)     0.9
     Distribution of net assets of infrastructure management
      services business to the Company's parent                                     6.0        -
-------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements


                                          15




















































-----------------------------------------------------------------------------------------------------------------------------
CONDENSED COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
BORDEN, INC. AND AFFILIATES

(In  millions)
------------------------------------------------------------------------------------------------------------------------------
                                                                                              Accumulated   Retained
                                                                         Receivable Affiliate's  Other      Earnings
                                                 Preferred Common Paid-in  from   Interest in Comprehensive (Accumulated
                                                   Stock   Stock  Capital Parent  Subsidiary    Income      Deficit)    Total
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                           $614.4  $2.0  $664.4   $(414.9)    $66.2     $(84.1)      $14.8   $862.8
------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                       0.1      0.1

Translation adjustments                                                                             (3.7)                (3.7)

Preferred stock dividends                                                                                      (18.4)   (18.4)

Common stock dividends                                              (25.1)                                              (25.1)

Other distributions                                                 (16.3)                                              (16.3)

Interest accrued on notes from parent (net of $4.3 tax)               7.8                                                 7.8

Capital contribution from parent                                      7.5                                                 7.5

Affiliate's interest in subsidiary                                                       (0.1)                  0.1         -
------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                              $614.4  $2.0  $638.3   $(414.9)    $66.1     $(87.8)     $(3.4)   $814.7
------------------------------------------------------------------------------------------------------------------------------
See  Notes to Condensed Consolidated and Condensed Combined Financial Statements




NOTES TO CONDENSED CONSOLIDATED
AND CONDENSED COMBINED FINANCIAL STATEMENTS
(Dollars in millions except per share amounts and as otherwise indicated)

1.     BASIS  OF  PRESENTATION

The  Registrant,  Borden,  Inc.   (the  "Company")  is  engaged  primarily  in
manufacturing, processing, purchasing and distributing primarily forest products and industrial resins, formaldehyde, melamine crystal and other specialty and industrial chemicals worldwide as well as consumer glues and adhesives in North America.

The Company's principal lines of business formerly included its international and domestic foods operations ("Foods") and salty snacks business ("Wise"). Subsidiaries of BWHLLC, an affiliate of the Company's parent, together with subsidiaries of Wise Holdings, Inc. ("Wise Holdings") and subsidiaries of Borden Foods Holdings Corporation ("Foods Holdings") purchased Wise and Foods on July 2, 1996 and October 1, 1996, respectively. As a result of these sales, Wise and Foods, as of their respective sale dates, are no longer legally part of the Company on a consolidated basis. However, management of the Company continues to exercise significant operating and financial control over Wise and Foods. In addition, Wise Holdings and Foods Holdings provide financial guarantees to obligations under the Company's credit facility and all of the Company's outstanding publicly held debt. Because of the aforementioned control and guarantees, the Company has included, supplementally in this filing, Condensed Combined Financial Statements of Borden, Inc. and Affiliates (the "Combined Companies") which present the financial condition and results of operations and cash flows of the Company, Wise and Foods. The Combined Companies' financial statements do not reflect push-down accounting and therefore present financial information on a basis consistent with that upon which credit was originally extended to the Company.

The accompanying unaudited interim Condensed Consolidated and Condensed Combined Financial Statements contain all adjustments, consisting only of normal adjustments, which in the opinion of management are necessary for a fair statement of the results for the interim period. Results for the interim period are not necessarily indicative of results for the full year.

Information about the Company's operating segments is provided in Item 2 on page 20 and is an integral part of the Condensed Consolidated and Condensed Combined Financial Statements.

The 1999 Condensed Combined Statement of Operations and Comprehensive Income has been restated to reflect the cumulative effect of a change in accounting principle recorded in the 1999 Form 10-K, related to the adoption of Statement of Position 98-5.

Certain prior year amounts have been reclassified to conform with the 2000 presentation.

2.     BUSINESS  REALIGNMENT

In the first quarter of 2000, the Company recorded $2.8 related to the closure of Chemical resins operations primarily in Argentina and California. These amounts are classified as business realignment on the Condensed Consolidated and Condensed Combined Statements of Operations.


3.     COMPREHENSIVE INCOME

Comprehensive income  was  computed  as  follows:

----------------------------------------------------------------------------------------------
                                                           THREE MONTHS ENDED MARCH 31,
                                                   -------------------------------------------
                                                      CONSOLIDATED               COMBINED
                                                   ------------------         ----------------
<BTB>                                               2000        1999           2000     1999
----------------------------------------------------------------------------------------------
 Net income                                       $12.3         $ 13.3         $ 0.1   $ 12.2
 Foreign currency translation adjustments          (2.4)         (17.7)         (3.7)   (19.2)
                                                  ------        -------        ------  -------
                                                  $ 9.9         $ (4.4)        $(3.6)  $ (7.0)
----------------------------------------------------------------------------------------------

The foreign currency translation adjustments relate primarily to Latin American Chemical businesses.

4.     RELATED PARTY TRANSACTIONS

In February 2000, the Company and Combined Companies distributed 100% of their ownership in the infrastructure management services business to the Company's parent. The distribution was recorded at net book value of $16.3, including $8.6 owed by the Company to the infrastructure management services business in accordance with a tax sharing agreement. Subsequent to the distribution, substantially all of the assets of the infrastructure management services business were sold to a subsidiary of Interliant, Inc. in exchange for $2.5 in cash and 1,041,179 shares of Interliant, Inc. stock.

Foods, BWHLLC, an affiliate of the Company's parent, and the Company's parent invest cash not used in operations with the Company. At March 31, 2000, Foods had $240.9 invested with the Company, BWHLLC had $10.5 invested with the Company and Combined Companies and the Company's parent had $12.6 invested with the Company and Combined Companies. Loans payable to unconsolidated affiliates for the Combined Companies at March 31, 2000 also includes $3.2 from an affiliate of the Combined Companies. These balances are reflected as a net loan payable to an unconsolidated affiliate in the consolidated and combined balance sheets.

Prior to the distribution of its infrastructure management services business in February 2000, the Company provided services to Foods and Wise. Fees received for these services are offset against the Company's general and administrative expenses and approximated $1.5 and $2.4 for the three months ended March 31, 2000 and 1999, respectively. Subsequent to the distribution, certain limited services continue to be provided to Foods and Wise by the infrastructure management services business.

At March 31, 2000, the Company and Combined Companies had loaned $59.5 in the form of demand notes and accrued interest to CCPC Acquisition Corp., an affiliate of the Company's parent, to provide temporary financing to complete the acquisition of EKCO Group, Inc. ("EKCO"). The loan bears variable interest at the monthly prime rate as quoted by The Wall Street Journal and matures on December 31, 2000. The Company and Combined Companies anticipate repayment of the loan and interest upon the sale of a business unit acquired with EKCO that is held for sale by CCPC Acquisition Corp.

In the fourth quarter of 1999, the Company and Combined Companies made a $50.0 investment in World Kitchen, Inc., an affiliate of the Company's parent, in the form of 16% cumulative junior preferred stock. The Company and Combined Companies have accrued cumulative dividends of $3.6 on the investment at March 31, 2000.


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

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Environmental accruals are routinely reviewed on an interim basis as events and developments warrant. The Company and the Combined Companies have each accrued approximately $22 at March 31, 2000 and December 31, 1999 for probable environmental remediation and restoration liabilities. This is management's best estimate of these liabilities, based on currently available information and analysis. The Company and Combined Companies believe that it is reasonably possible that costs associated with such liabilities may exceed current reserves by amounts that may prove insignificant, or by amounts, in the aggregate, of up to approximately $17.

LEGAL MATTERS - The Company and Combined Companies have recorded $4.6 and $8.0, respectively, in liabilities at March 31, 2000, for legal costs in amounts that they believe are probable and reasonably estimable.These liabilities at December 31, 1999, totaled $5.1 for the Company and $8.5 for the Combined Companies. Actual costs are not expected to exceed these amounts. In addition, the Company and Combined Companies may be held responsible for certain environmental liabilities incurred at Borden Chemicals and Plastics Limited Partnership ("BCP") facilities, which were previously owned by the Company. Management believes, based upon the information it currently possesses, and taking into account its established reserves for estimated liability and its insurance coverage, that the ultimate outcome of proceedings and actions is unlikely to have a material adverse effect on the Company's and/or Combined Companies' financial position or operating results.

OTHER COMMITMENTS - A wholly owned subsidiary serving as general partner of BCP has certain fiduciary responsibilities to BCP's unitholders. The Company and Combined Companies believe that such responsibilities will not have a material adverse effect on their financial statements.



                                    19

------
PART  I.  FINANCIAL INFORMATION
--------  ----------------------

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS BY BUSINESS UNIT:
---------------------------------------

Following is a comparison of net sales and adjusted operating EBITDA by operating segment for both the Company and the Combined Companies:

---------------------------------------------------------------------------------------------
                                                            THREE MONTHS ENDED MARCH 31,
                                                     ------------------------------------------
                                                       CONSOLIDATED                COMBINED
                                                     ----------------          ----------------
(Dollars in millions)                                 2000       1999           2000       1999
-----------------------------------------------------------------------------------------------
NET SALES
   Foods ongoing                                                                $142.3   $134.0
   Foods Unaligned                                                                   -      5.6
   Wise                                                                           57.4     50.0
   Chemical                                           $328.4     $285.6          328.4    285.6
   Corporate and other                                  24.3       21.3           24.3     21.3
                                                      -------    -------        -------  -------
                                                      $352.7     $306.9         $552.4   $496.5
                                                      =======    =======        =======  =======

ADJUSTED OPERATING EBITDA

   Foods ongoing                                                                $(13.4)  $  0.4
   Foods Unaligned                                                                   -      1.7
   Wise                                                                            2.6      0.8
   Chemical                                           $ 55.3     $ 49.6           55.3     49.6
   Corporate and other                                  (6.4)      (1.4)          (6.4)    (1.4)
                                                     -------    -------        -------  -------
TOTAL ADJUSTED OPERATING EBITDA (1)                     48.9       48.2           38.1     51.1

   Significant or unusual items (2)                     (2.8)         -           (2.8)     4.4
   Depreciation and amortization (3)                   (14.2)     (12.0)         (24.9)   (20.1)
                                                      -------    -------        -------  -------
   OPERATING INCOME                                   $ 31.9     $ 36.2         $ 10.4   $ 35.4
                                                      =======    =======        =======  =======
------------------------------------------------------------------------------------------------

(1)  Adjusted  Operating  EBITDA  represents net income (loss), excluding cumulative effect of change in  accounting  principle, non-operating income and expenses, interest, taxes, depreciation, amortization  and  significant  or  unusual  items  (see  below).
(2)  The  2000  amount  represents  Chemical  restructuring  expenses  relating primarily to plant closures  in  Argentina and California. The 1999 amount includes gains on the sale of Foods Unaligned businesses  due  to  additional  proceeds and lower than expected exit costs related to the 1998 KLIM sale.
(3)  The  increase  in  Consolidated  depreciation and amortization is primarily the result of the
     1999  Chemical  acquisitions.  The  Combined  increase also reflects the depreciation associated with
     Foods  1999  enterprise-wide  systems  implementation  and  plant  improvements.


CONSOLIDATED AND COMBINED THREE MONTHS ENDED MARCH 31, 2000 VERSUS THREE MONTHS ENDED MARCH 31, 1999

Consolidated Summary
--------------------
Consolidated sales increased $45.8 million, or approximately 15%, to $352.7 million in 2000 from $306.9 million in 1999. The increase in sales is attributed to improved volumes in the Chemical business and the two Chemical acquisitions made in 1999. Adjusted operating EBITDA increased $0.7 million, or approximately 1%, to $48.9 million in 2000 from $48.2 million in 1999. The increase is primarily due to the positive impact of improved Chemical volumes substantially offset by the settlement and timing variances of corporate liabilities and expenses.

Combined Summary
----------------
Combined sales increased $55.9 million, or approximately 11%, from $496.5 million in 1999 to $552.4 million in 2000. The increase is primarily attributed to increased volumes for Chemical, Wise and Foods. Combined adjusted operating EBITDA decreased $13.0 million, or approximately 25%, from $51.1 million in 1999 to $38.1 million in 2000. In addition to the consolidated factors described above, Foods' comparative results declined primarily due to the favorable settlement of litigation recorded in 1999.

Chemical
--------
Chemical sales in 2000 were up $42.8 million, or approximately 15%, from prior year sales of $285.6 million. The most significant items that positively impacted 2000 sales were improved volumes for all business units, primarily in North America, and two acquisitions in the United States and Europe. These improvements were partially offset by lower pricing, unfavorable currency exchange rates in Latin America, and the prior year exit from certain non-core businesses in Latin America and the Philippines.

Overall volume improvement of 14%, excluding the effect of acquisitions and divestitures, had a positive impact on 2000 sales of approximately $44 million, with the largest contributors being the North America forest products resins and UV coatings businesses. The improved volume in North America forest products resins is driven by continued high demand related to strong housing and construction activity. The improved volume in UV coatings reflects increasing demand for optical fiber.

The second quarter 1999 acquisition of Spurlock Industries, Inc. and the third quarter 1999 acquisition of Blagden Chemicals, Ltd. contributed incremental 2000 sales of $7.8 million and $17.2 million, respectively.

Lower pricing, which negatively impacted 2000 sales by approximately $20 million, reflects competitive market conditions as well as contractual arrangements, primarily in North America, that require pass-through of lower raw material costs versus the prior year, primarily for methanol, phenol and urea.

Unfavorable currency exchange rates, due primarily to significant currency devaluation in Ecuador since the end of 1999, had an unfavorable impact on 2000 sales of $4.2 million.

The 1999 closures of non-strategic businesses in Latin America and the Philippines caused 2000 sales to be $2.1 million lower versus the prior year.


Adjusted operating EBITDA increased $5.7 million, or approximately 11%, from 1999. The overall improvement reflects the positive impact of increased volume and the 1999 acquisitions, which were partially offset by gross margin erosion and selling, general and administrative expenses. The most significant contributors to the overall gross margin erosion were substantially lower melamine crystal and resin selling prices, due to depressed global market conditions, and intensely competitive market conditions in Europe. The Company mitigated the negative impact of the very competitive market conditions worldwide through the implementation of specific programs to better control and reduce manufacturing and other expenses.

Corporate and other
-------------------
Corporate and other sales increased $3.0 million, or approximately 14%, from $21.3 million in 1999 to $24.3 million in 2000 primarily due to increased volumes in the consumer glues and adhesives business, offset slightly by reduced sales due to the divestiture of the infrastructure management services business at the end of February 2000. Adjusted operating EBITDA declined $5.0 million from a loss of $1.4 million in 1999 to a loss of $6.4 million in 2000 due to settlement and timing of various corporate liabilities and expenses, as well as higher expenses in the infrastructure management services business prior to its divestiture.

Foods
-----
Foods' sales for the three months ended March 31, 2000 increased $2.7 million, or approximately 2%, to $142.3 million from $139.6 million for the three months ended March 31, 1999. Excluding sales of $5.6 million related to businesses divested in 1999, sales from Foods' ongoing businesses increased $8.3 million, or approximately 6%. The increase was led by growth in sauce volumes due primarily to new product introductions and expanded distribution. In addition, Foods improved sales with the introduction of the new product, It's Pasta Anytime . These improvements were partially offset by modest pricing pressures.

Foods' adjusted operating EBITDA declined $15.5 million from income of $2.1 million in 1999 to a loss of $13.4 million in 2000. Excluding the impact of Foods Unaligned businesses sold in 1999 and a $7.5 million gain on the favorable settlement of litigation in 1999, ongoing adjusted operating EBITDA decreased $6.3 million. The decline in ongoing results was primarily due to higher marketing costs associated with the introduction of new products. These additional costs were partially offset by an improvement in gross margin due to higher volumes and a reduction in general and administrative expenses due primarily to lower spending on enterprise-wide information technology systems.

Wise
----
Net sales for the first quarter of 2000 were $57.4 million, $7.4 million, or approximately 15%, above 1999 net sales of $50.0 million. The sales increase was the result of effective trade focused marketing efforts improving volume in both retail grocery and other channels. Wise recorded sales growth in branded and private label business and in grocery and small bag accounts.

Adjusted operating EBITDA for the first quarter of 2000 was $2.6 million, $1.8 million above the $0.8 million recorded in the first quarter of 1999. The increase in adjusted operating EBITDA was driven by increased volume, partially offset by higher promotional expenses.


NON-OPERATING EXPENSES AND INCOME TAXES
---------------------------------------

Following is a comparison of non-operating expenses for the three months ended March 31, 2000 and 1999:

------------------------------------------------------------------------------------
                                                    THREE MONTHS ENDED MARCH 31,
                                               -------------------------------------
                                                 CONSOLIDATED           COMBINED
                                               --------------        ---------------
(Dollars in millions)                           2000     1999         2000    1999
------------------------------------------------------------------------------------
Interest expense                               $14.7    $15.3         $14.7   $15.5
Affiliated interest expense, net                 4.1      4.8           0.3     1.7
Interest income and other                       (6.2)    (8.7)         (6.2)   (9.7)
Equity in net (income) loss
    of unconsolidated subsidiaries              (0.4)     5.3          (0.4)    5.3
                                               ------  ------        ------- -------
                                               $12.2    $16.7         $ 8.4   $12.8
------------------------------------------------------------------------------------

Consolidated non-operating expenses decreased $4.5 million from $16.7 million in 1999 to $12.2 million in 2000. This decrease is primarily attributed to equity in net income of unconsolidated subsidiaries in 2000 compared to losses in 1999, partially offset by a decrease in interest income as a result of lower average cash balances in 2000 than 1999.

Combined non-operating expenses decreased $4.4 million from $12.8 million in 1999 to $8.4 million in 2000. The decrease relates primarily to the consolidated factors described above.

Following is a comparison of income taxes for the three months ended March 31, 2000 and 1999:

---------------------------------------------------------------------------
                                          THREE MONTHS ENDED MARCH 31,
                                    ------------------------------------
                                      CONSOLIDATED             COMBINED
                                    ---------------        ----------------
(Dollars in millions)               2000       1999        2000       1999
---------------------------------------------------------------------------
Income tax expense                  $ 7.4      $ 6.2        $ 1.9    $ 7.6
Effective tax rate                    37%        32%          95%      34%
---------------------------------------------------------------------------

The 2000 consolidated effective tax rate reflects the effect of lower tax rates in foreign jurisdictions. The difference between the 2000 consolidated and combined effective tax rates reflects the impact of permanent tax differences on Foods net loss.

The 1999 consolidated and combined effective tax rates reflect the effect of lower tax rates in foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

OPERATING ACTIVITIES
--------------------

Consolidated cash provided by operating activities was $1.5 million for the three months ended March 31, 2000, compared to cash used in operating activities of $20.9 million in 1999. The $22.4 million improvement is primarily due to lower net interest and tax payments in 2000 of $4.7 million and the absence of a 1999 payment of approximately $13.0 million to settle certain long-term disability claims.

Combined cash provided by operating activities was $14.8 million for the three months ended March 31, 2000, compared to cash used in operating activities of $29.5 million in 1999. The $44.3 million improvement primarily reflects the consolidated factors above as well as additional reductions in cash paid for taxes of $7.1 million, the absence of a $6.7 million payment made by Foods in 1999 to settle litigation and improved cash flows of $6.0 million due to timing of payments. These improvements were partially offset by a reduction in adjusted operating EBITDA of $5.5 million, excluding a Foods 1999 $7.5 million favorable litigation settlement.

INVESTING ACTIVITIES
--------------------

Consolidated investing activities in the first quarter of 2000 used $21.2 million versus $11.0 million used in the first quarter of 1999. The $10.2 million increase represents increased capital expenditures primarily in the Chemical business related to plant expansion projects to increase capacity.

Combined investing activities used $33.3 million in 2000 versus $6.5 million in 1999. In addition to the above, the $26.8 million increase includes increased Foods capital expenditures of $3.9 million related primarily to new product manufacturing lines as well as the absence of proceeds from the divestiture of businesses and from the sale of fixed assets, which provided cash of $9.5 million and $2.4 million, respectively, in 1999.

FINANCING ACTIVITIES
--------------------

Consolidated financing activities used $24.4 million in 2000 versus $23.1 million in 1999. The increase of $1.3 million primarily relates to higher common stock dividends paid of $12.7 million and the distribution of $10.3 million in cash temporarily held by the infrastructure management services business for the benefit of its customers. These outflows were substantially offset by short-term debt borrowings of $3.4 million versus 1999 repayments of $5.6 million, and higher affiliated borrowings of $13.1 million. The $10.3 million represents payroll related withholdings for which the infrastructure management services business was liable when the business was distributed to the Company's parent (See Note 4).

Combined financing activities primarily reflect the above with the exception of the Foods affiliated borrowings of $6.3 million, which is eliminated.

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

 FORWARD-LOOKING AND CAUTIONARY STATEMENTS
 -----------------------------------------

The Company, Combined Companies and its officers may, from time to time, make written or oral statements regarding the future performance of the Company or Combined Companies, including statements contained in the filings with the Securities and Exchange Commission. Investors should be aware that these statements are based on currently available financial, economic, and competitive data and on current business plans. Such statements are inherently uncertain and investors should recognize that events could cause the Company's and/or Combined Companies' actual results to differ materially from those projected in forward-looking statements made by or on behalf of the Company and/or Combined Companies. Such risks and uncertainties are primarily in the areas of results of operations by business unit, liquidity, legal and environmental liabilities.


PART  II

Item  1:  LEGAL  PROCEEDINGS

There have been no material developments in the ongoing legal proceedings that are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

c.     Reports on Form 8-K

There  were  no  reports  on  Form  8-K issued during the first quarter of 2000.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BORDEN,  INC.
Date  May  15,  2000                    By  /s/ William H. Carter
                                          -----------------------------
                                        William  H.  Carter
                                        Executive  Vice  President  and
                                        Chief  Financial  Officer
                                        (Principal  Financial  Officer  and
                                        Principal  Accounting  Officer)



BORDEN  FOODS  HOLDINGS  CORPORATION

CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
FOR  THE  THREE  MONTHS  ENDED
MARCH  31,  2000  AND  1999










                                     BFH1





























































--------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

BORDEN FOODS HOLDINGS CORPORATION
                                                                              Three Months Ended
                                                                                   March 31,
 (In thousands except per share and share amounts)                             2000       1999
--------------------------------------------------------------------------------------------------
Net sales                                                                    $ 142,321   $139,621
Cost of goods sold                                                              71,335     68,995
                                                                             ----------  ---------

Gross margin                                                                    70,986     70,626
                                                                             ----------  ---------

Distribution expense                                                            11,561      9,584
Marketing expense                                                               65,511     55,458
General & administrative expense                                                14,538      8,739
Gain on divestiture of businesses                                                    -     (3,088)
                                                                             ----------  ---------

Operating loss                                                                 (20,624)       (67)
                                                                             ----------  ---------

Interest expense                                                                    51        210
Interest income                                                                 (4,387)    (3,448)
Other income, net                                                                    -       (195)
                                                                             ----------  ---------

Income before income tax                                                       (16,288)     3,366
Income tax (benefit) expense                                                    (6,100)       986
                                                                             ----------  ---------

Income before cumulative effect of accounting change                           (10,188)     2,380
Cumulative effect of accounting change, net of tax                                   -     (2,806)
                                                                             ----------  ---------

Net income                                                                     (10,188)      (426)

Affiliate's share of income                                                        114       (811)
                                                                             ----------  ---------

Net income applicable to common stock                                        $ (10,074)  $ (1,237)
                                                                             ==========  =========

Comprehensive income (Note 5)                                                $ (12,041)  $ (3,213)
                                                                             ==========  =========


Basic and diluted loss per common share                                      $(100,740)  $(12,370)

Average number of common shares outstanding
  during the period                                                                100        100

--------------------------------------------------------------------------------------------------
See accompanying Notes to the Condensed Consolidated Financial Statements.





                                 BFH2




















--------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

BORDEN FOODS HOLDINGS CORPORATION

(In thousands)
                                                                             March 31, December 31,
 ASSETS                                                                        2000       1999
--------------------------------------------------------------------------------------------------
 CURRENT ASSETS
    Cash and equivalents                                                     $ 267,558   $266,825
    Accounts receivable (less allowance for doubtful
      accounts of $1,310 and $1,317, respectively)                              42,067     55,201
    Other receivables                                                            1,987      3,947
    Inventories:
      Finished and in-process goods                                             51,294     48,066
      Raw materials and supplies                                                23,489     30,089
    Deferred income taxes                                                       14,559     15,383
    Amounts due from affiliates                                                  2,042      2,833
    Other current assets                                                         6,245      5,013
                                                                             ----------  ---------
                                                                               409,241    427,357

  OTHER ASSETS                                                                  10,282     10,819

  PROPERTY AND EQUIPMENT
    Land                                                                         9,651      9,542
    Buildings                                                                   40,544     40,763
    Machinery and equipment                                                    197,983    190,679
                                                                             ----------  ---------
                                                                               248,178    240,984
    Less accumulated depreciation                                              (67,543)   (64,462)
                                                                             ----------  ---------
                                                                               180,635    176,522

  INTANGIBLES
    Goodwill                                                                    10,928     11,006
    Trademarks and other intangibles                                           107,791    108,496
                                                                             ----------  ---------
                                                                               118,719    119,502
                                                                             ----------  ---------

  TOTAL ASSETS                                                               $ 718,877   $734,200
                                                                             ==========  =========
--------------------------------------------------------------------------------------------------
See accompanying Notes to the Condensed Consolidated Financial Statements.




                                       BFH3
































--------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

BORDEN FOODS HOLDINGS CORPORATION

(In thousands except per share and share amounts)
                                                                            March 31,  December 31,
LIABILITIES AND SHAREHOLDER'S EQUITY                                          2000        1999
--------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
    Debt payable within one year                                             $     500   $    346
    Loans due to affiliates                                                      3,278      2,513
    Accounts and drafts payable                                                 42,577     46,858
    Accrued customer allowances                                                 18,366     17,781
    Income tax payable                                                          20,149     20,594
    Other amounts due to affiliates                                                807        789
    Other current liabilities                                                   49,543     50,596
                                                                             ----------  ---------
                                                                               135,220    139,477

  OTHER LIABILITIES
    Long-term debt                                                               3,007      3,033
    Deferred income taxes                                                       34,826     34,585
    Other long-term liabilities                                                 23,580     22,820
                                                                             ----------  ---------
                                                                                61,413     60,438

  COMMITMENTS AND CONTINGENCIES (NOTE 8)

  SHAREHOLDER'S EQUITY
    Common stock - $0.01 par value; 100 shares
      authorized, issued, and outstanding                                            -          -
    Paid in capital                                                            405,817    405,817
    Shareholder's investment in affiliates                                      66,158     66,272
    Retained earnings                                                           55,250     65,324
    Accumulated translation adjustments                                         (4,981)    (3,128)
                                                                             ----------  ---------
                                                                               522,244    534,285
                                                                             ----------  ---------

  TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                 $  718,877   $734,200
                                                                             ==========  =========
--------------------------------------------------------------------------------------------------
See accompanying Notes to the Condensed Consolidated Financial Statements.




                                               BFH4


































--------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

BORDEN FOODS HOLDINGS CORPORATION
                                                                             Three Months Ended
(In thousands)                                                                    March 31,
                                                                               2000        1999
--------------------------------------------------------------------------------------------------
  CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
    Net income                                                               $(10,188)  $   (426)
    Adjustments to reconcile net income
    to net cash used in operating activities:
       Depreciation and amortization                                            6,299      3,969
       Deferred tax provision                                                   1,068        849
       Gain on divestiture of businesses                                            -     (3,088)
    Net change in assets and liabilities:
       Accounts receivable                                                     13,134      8,186
       Other receivables                                                        1,960      2,164
       Inventories                                                              3,372      5,995
       Accounts and drafts payable                                             (4,281)   (12,526)
       Accrued customer allowances                                                585     (1,862)
       Income taxes                                                              (445)    (1,655)
       Other amounts due to/from affiliates                                       809        266
       Other current assets and liabilities                                      (828)    (7,874)
       Other assets and liabilities                                              (624)    (3,367)
                                                                             ---------  ---------
                                                                               10,861     (9,369)
                                                                             ---------  ---------

  CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES
    Capital expenditures                                                      (11,047)    (7,105)
    Proceeds from the sale of fixed assets                                          -      2,424
    Proceeds from the sale of businesses                                            -      9,476
                                                                             ---------  ---------
                                                                              (11,047)     4,795
                                                                             ---------  ---------

  CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
    Net short-term debt borrowings/(payments)                                     154        (50)
    Proceeds from loans with affiliates                                           765          -
                                                                             ---------  ---------
                                                                                  919        (50)
                                                                             ---------  ---------

  INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                     733     (4,624)

  CASH AND EQUIVALENTS AT BEGINNING
    OF PERIOD                                                                 266,825    300,104
                                                                             ---------  ---------

  CASH AND EQUIVALENTS AT END
    OF PERIOD                                                                $267,558   $295,480
                                                                             =========  =========
--------------------------------------------------------------------------------------------------
See accompanying Notes to the Condensed Consolidated Financial Statements.






                                              BFH5






















--------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

BORDEN FOODS HOLDINGS CORPORATION
                                                                           Three Months Ended
(In thousands)                                                                   March 31,
                                                                               2000     1999
--------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid:
    Interest                                                                 $   232   $ 253
    Taxes, net of refunds                                                     (7,533)    112


  Non-cash activity:
    Shareholder's investment in affiliates (Note 4)                          $   114   $(811)

    Affiliate's share of income (Note 4)                                        (114)    811
--------------------------------------------------------------------------------------------------
See accompanying Notes to the Condensed Consolidated Financial Statements.






                                           BFH6






















































-----------------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (UNAUDITED)

BORDEN FOODS HOLDINGS CORPORATION

(In thousands)
-----------------------------------------------------------------------------------------------------------------------------
                                                                 Shareholder's                     Accumulated
                                                    Paid in       Investment         Retained      Translation
                                                    Capital      in Affiliate        Earnings      Adjustments       Total
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                         $405,817        $66,272         $65,324        $(3,128)        $534,285
-----------------------------------------------------------------------------------------------------------------------------
Net loss                                                                             (10,188)                        (10,188)

Foreign currency translation adjustments                                                             (1,853)          (1,853)

Affiliate's share of income                                             (114)            114                               -

-----------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2000                            $405,817        $66,158         $55,250        $(4,981)        $522,244
-----------------------------------------------------------------------------------------------------------------------------
See accompanying Notes to the Condensed Consolidated Financial Statements.






                                             BFH7






















































BORDEN FOODS HOLDINGS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)


1.  NATURE  OF  OPERATIONS

Borden Foods Holdings Corporation ("Foods Holdings"), a wholly owned subsidiary of Borden Foods Holdings, LLC ("LLC"), owns approximately 98% of Borden Foods Corporation ("BFC"). The remaining interest in BFC is owned directly by LLC. BFC is a manufacturer and distributor of a variety of food products worldwide, including pasta, pasta sauce, soups and bouillon. At March 31, 2000, BFC's operations included 8 production facilities, 4 of which are located in the United States. The remaining facilities are located in Canada and Italy.


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

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which management believes to be necessary for the fair presentation of operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results for the interim period are subject to seasonal variations and are not necessarily indicative of results for the full year. The interim financial statements should be read in conjunction with Foods Holdings' audited financial statements for the year ended December 31, 1999.

During 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 requires the costs of opening a new facility, introducing a new product or service, conducting business in a new market, or similar start-up activities be expensed as incurred. Amounts previously capitalized are to be expensed and reported as a cumulative effect of a change in accounting principle in the year of adoption. Accordingly, BFC adopted SOP 98-5 in 1999 and reported a charge of $2,806 (net of tax benefit of $1,794) to write-off amounts previously capitalized.

Certain prior year amounts have been reclassified to conform to the 2000 presentation.


3.  DIVESTED  BUSINESSES

During the first quarter of 1999, BFC received proceeds of $9,476 for working capital settlements on the sale of KLIM, and reduced current liabilities by $2,012, as costs were lower than previously estimated.





                            BFH8





















Activities related to the divestiture reserves during the three months ended March 31, 2000, which were recorded in other current liabilities, were as follows:

-------------------------------------------------------------------------------
                                            Business &     Selling,
                            Work-Force     Contractual     Legal &
                           Reductions(1)   Obligations(2)  Other(3)     TOTAL
                           ----------------------------------------------------
Balance at December 31, 1999  $ 1,351         $8,270       $1,337     $10,958

Utilized                       (1,105)          (672)        (420)     (2,197)
                           ----------------------------------------------------

Balance at March 31, 2000     $   246         $7,598         $917      $8,761
                           ----------------------------------------------------

-------------------------------------------------------------------------------
(1)  Includes  severance  and  other  employee  related  benefits.
(2) Includes charges related to the termination of leases, distributor arrangements, and other contractual agreements.
(3) Includes selling and legal fees, facility closings, and other miscellaneous costs.
--------------------------------------------------------------------------------

4.  AFFILIATE'S  SHARE  OF  INCOME

In accordance with BFC Investment LP's limited partnership agreement with BFC and LLC, LLC was allocated an affiliate's share of income (see accompanying condensed consolidated statements of operations) of ($114) and $811 during the first quarter of 2000 and 1999, respectively.


5.  COMPREHENSIVE  INCOME

Comprehensive  income  was  computed  as  follows:

----------------------------------------------------------------------------------
                                         Three months ended March 31,
                                             2000      1999
                                          ---------  ---------
Net income                                $(10,188)  $  (426)
Foreign currency translation adjustments    (1,853)   (2,787)
                                          ---------  ---------
                                          $(12,041)  $(3,213)
                                          =========  ========
----------------------------------------------------------------------------------


6.  RELATED  PARTIES

Borden and a subsidiary of Borden provide certain administrative services to BFC at negotiated fees. These services include processing of payroll, active and retiree group insurance claims, securing insurance coverage for catastrophic claims, and information systems support. BFC also reimburses the Borden subsidiary for payments for general disbursements and post-employment benefit claims. The amount owed by BFC for reimbursement of payments, services, and other liabilities was $645 at March 31, 2000 and $777 at of December 31, 1999.

During the first quarter of 2000, the subsidiary of Borden was sold to a third party. The third party continues to provide services that include processing of payroll, active and retiree group insurance claims, and securing insurance




                                    BFH9













coverage for catastrophic claims. Subsequent to the sale of the subsidiary, fees for these services were no longer considered affiliate charges.

Eligible U.S. employees are provided employee pension benefits under the Borden domestic pension plan to which BFC contributes, and can participate in the Borden retirement savings plan. BFC has recognized expenses associated with these benefits, certain of which are determined by Borden's actuary. The liabilities for these obligations are included in BFC's financial statements.

The following summarizes the affiliate charges for the three months ended March 31, 2000 and 1999:

--------------------------------------------------------------------------------
                            Three months ended March 31,
                            ----------------------------
                                2000           1999
                               ------         ------
Employee benefits              $  907         $  685
Group and general insurance       626          1,250
Administrative services         1,483          3,329
                               ------         ------
                               $3,016         $5,264
                               ======         ======
--------------------------------------------------------------------------------

BFC performs certain administrative services on behalf of other Borden affiliates. These services include customer service, purchasing and quality assurance. BFC charged affiliates $122 and $237 for such services for the three months ended March 31, 2000 and 1999, respectively. The receivable for these services was $745 at March 31, 2000 and $972 at December 31, 1999.

BFC invests cash not used in operations with Borden. BFC's investment balance was $240,900 at March 31, 2000 and $234,550 at December 31, 1999. The funds are invested overnight earning a rate set by Borden that generally approximates money market rates. BFC earned interest income of $3,978 and $3,257 on these funds for the three months ended March 31, 2000 and 1999, respectively. Amounts receivable for interest were $1,297 and $1,861 as of March 31, 2000 and December 31, 1999, respectively.

Borden continues to provide executive, financial and strategic management to BFC for which it charges a quarterly fee of $250.


7.  UNIT  INCENTIVE  PLAN

During the first quarter of 2000, LLC sold 99,492 Class D units to certain BFC management employees. The Class D units are generally restricted as to transfer and allow for LLC, at its discretion, to repurchase the units, upon certain conditions including termination of the unitholders' employment, prior to full vesting after five years.

Under the Unit Incentive Plan, BFC issued four UAR's with an exercise price of $8.50 per unit for each Class D unit purchased. The UAR entitles the unitholder to receive an amount in cash equal to the excess of the market price (as defined in the UAR agreement) of the unit over the exercise price of the UAR. The UAR's vest ratably over five years and expire upon certain events, including termination of the unitholders' employment, but in no case to exceed ten years.




                                 BFH10

8.  COMMITMENTS  AND  CONTINGENCIES

Legal  Matters
--------------
BFC is involved in certain legal proceedings arising through the normal course of business. Management is of the opinion that the final outcomes of such proceedings should not have a material impact on BFC's results of operations or financial position.




                                     BFH11





















































































                        WISE HOLDINGS, INC. AND SUBSIDIARIES


                         CONDENSED CONSOLIDATED FINANCIAL
                        STATEMENTS FOR THE THREE MONTHS ENDED
                            MARCH 31, 2000 AND 1999





                                  WH1






























































--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
WISE HOLDINGS, INC. AND SUBSIDIARIES

                                                             THREE MONTHS ENDED
                                                                   MARCH 31,
(In thousands except per share amounts)                     2000        1999
--------------------------------------------------------------------------------
Net sales                                                  $57,201      $49,956
Cost of goods sold                                          35,302       31,415
                                                           --------     --------

Gross margin                                                21,899       18,541

Distribution expense                                         7,808        6,765
Marketing expense                                            9,104        8,136
General & administrative expense                             4,187        4,375
                                                           --------     --------

Operating income (loss)                                        800         (735)

Interest expense                                               116          119
Other (income) expense                                          (3)          42
                                                           --------     --------

Income (loss) before income taxes                              687         (896)

Income tax expense (benefit)                                   269         (335)
                                                           --------     --------

Net income (loss)                                          $   418      $  (561)
                                                           ========     ========

Per Share Data
--------------
Basic and diluted income (loss) per common share           $  5.97      $ (8.01)
Average number of common shares outstanding
       during the period                                        70           70

--------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements




                                         WH2





































---------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
WISE HOLDINGS, INC. AND SUBSIDIARIES

(In thousands)

                                                            MARCH 31,      DECEMBER 31,
ASSETS                                                         2000            1999
---------------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and equivalents                                        $    1,367    $     2,072
  Accounts receivable (less allowance for doubtful accounts
    of $2,570 and $2,261, respectively)                           21,611         22,690
  Affiliated receivables                                              57              1
  Inventories:
    Finished goods                                                 3,986          3,942
    Raw materials and supplies                                     2,765          3,883
  Deferred income taxes, net                                       1,860          1,923
  Prepaid and other current assets                                 4,444          3,668
                                                              ----------    -----------
                                                                  36,090         38,179
                                                              ----------    -----------

PROPERTY AND EQUIPMENT
  Land                                                             1,438          1,412
  Buildings and improvements                                       6,261          6,103
  Machinery and equipment                                         53,325         51,185
                                                              ----------    -----------
                                                                  61,024         58,700
  Less accumulated depreciation                                   26,554         24,949
                                                              ----------    -----------
                                                                  34,470         33,751
                                                              ----------    -----------

INTANGIBLES AND OTHER ASSETS
  Trademarks (net of accumulated
    amortization of $2,468 and $2,350, respectively)              16,343         16,461
  Other assets                                                       946            836
                                                              ----------    -----------
                                                                  17,289         17,297
                                                              ----------    -----------


TOTAL ASSETS                                                  $   87,849    $    89,227
                                                              ==========    ===========
---------------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements



                                      WH3
































-------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
WISE HOLDINGS, INC. AND SUBSIDIARIES

(In thousands)
                                                         MARCH 31,       DECEMBER 31,
 LIABILITIES AND SHAREHOLDER'S EQUITY                       2000            1999
-------------------------------------------------------------------------------------
CURRENT LIABILITIES
  Debt payable within one year                               $ 6,647         $ 6,566
  Accounts and drafts payable                                 13,032          12,996
  Affiliated payables                                            105             238
  Accrued liabilities                                         11,727          13,662
                                                             -------         -------
                                                              31,511          33,462
                                                             -------         -------
OTHER LIABILITIES
  Deferred income taxes, net                                   1,351           1,539
  Non-pension postemployment
     benefit obligations                                      10,141          10,101
  Affiliated employee benefit obligation                       3,046           2,818
  Other long-term liabilities                                    400             333
  Minority interest                                            1,133           1,125
                                                             -------         -------
                                                              16,071          15,916
                                                             -------         -------


COMMITMENTS AND CONTINGENCIES (NOTE 6)

SHAREHOLDER'S EQUITY
  Common stock - $0.01 par value
    70 shares authorized,
    issued and outstanding                                         -             -
  Preferred stock - $0.01 par value
    30 shares authorized,
    none issued and outstanding                                    -             -
  Paid in capital                                             34,980          34,980
  Retained earnings                                            5,287           4,869
                                                             -------         -------
                                                              40,267          39,849
                                                             -------         -------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                   $87,849         $89,227
                                                             =======         =======
-------------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements



                                      WH4
































-------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
WISE HOLDINGS, INC. AND SUBSIDIARIES
                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
(In thousands)                                                2000          1999
-------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net income (loss)                                          $   418        $  (561)
Adjustments to reconcile net income (loss) to net cash
    from operating activities
  Minority interest's share in income (loss)                     8             (3)
  Depreciation                                               1,709          1,429
  Amortization                                                 118            119
  Other non-cash                                               323            123
Net change in assets and liabilities:
  Accounts receivable                                          770          2,182
  Affiliated receivables                                       (56)           (42)
  Inventories                                                1,074            603
  Prepaid and other current assets                            (713)           (25)
  Other assets                                                (110)           151
  Accounts and drafts payable                                   36         (2,249)
  Affiliated payables                                         (133)            37
  Accrued liabilities                                       (1,935)        (1,447)
  Post-employment benefits other than pensions                  40            (38)
  Affiliated employee benefit obligation                       228            197
  Other long-term liabilities                                 (121)          (205)
                                                           --------       --------
                                                             1,656            271
                                                           --------       --------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Capital expenditures                                      (2,466)        (2,065)
  Proceeds from sales of equipment                              24              3
                                                           --------       --------
                                                            (2,442)        (2,062)
                                                           --------       --------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Short-term borrowings                                        150            184
  Long-term borrowings                                           -          2,450
  Repayment of short-term borrowings                           (69)          (182)
                                                           --------       --------
                                                                81          2,452
                                                           --------       --------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                   (705)           661
  Cash and equivalents at beginning of period                2,072          2,610
                                                           --------       --------
  Cash and equivalents at end of period                    $ 1,367        $ 3,271
                                                           ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for interest:                                  $   118        $   175
  Cash paid for taxes:                                         456             92
-------------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements



                                      WH5

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


2. NATURE OF OPERATIONS

Wise is a producer and distributor of salty snacks in the eastern United States. Wise's product line includes potato chips, cheese flavored baked and fried corn snacks, pretzels, tortilla chips, corn chips, onion rings, pork rinds and other assorted snacks. Wise markets its products under the brand names of WISER(R), CHEEZ DOODLE(R), QUINLAN(R), NEW YORK DELI(R), KRUNCHERS!(R), BRAVO(R), MOORE'S(R) AND WISE CHOICE(TM). Wise manufactures and distributes primarily in the eastern United States. Wise's products are distributed through both independent and company-owned distribution networks.


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
-----------------------
As a result of the financial guarantee and in accordance with Regulation S-X rule 3-10, Borden is required to include in its filings with the Securities and Exchange Commission separate financial statements for Wise as if it were a registrant. The accompanying financial statements were prepared on a purchase accounting basis that allocates approximately $51 million of the original KKR purchase price of Borden to the Wise operations. The purchase price has been allocated to tangible and intangible assets and liabilities of Wise based on independent appraisals and management estimates.

The consolidated financial statements include the accounts of Wise and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Wise remains a wholly owned subsidiary of BWHLLC.


                                  WH6

























The condensed consolidated financial statements of Wise collectively include the financial position of Wise Holdings, Inc. and subsidiaries as of March 31, 2000 and December 31, 1999. These financial statements also include the statements of operations of Wise for the three months ended March 31, 2000 and 1999 and cash flows of Wise for the three months ended March 31, 2000 and 1999. These unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results for the interim periods presented.

Per  Share  Information
-----------------------
Basic and diluted earnings (loss) per common share at March 31, 2000 and 1999 is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period ended March 31, 2000 and 1999, respectively.

Use  of  Estimates
------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates in Wise's financial statements are related to allowance for doubtful accounts, accruals for trade promotions, general and group insurance, income taxes, postemployment benefits and asset lives. Actual results could differ from those estimates.

Reclassifications
-----------------
Certain prior year amounts have been reclassified to conform with the 2000 presentation.

Recently  Issued  Accounting  Statements
----------------------------------------
In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS 137, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000, and requires all derivatives be measured at fair value and recorded on a company's balance sheet as an asset or liability, depending upon the company's underlying rights or obligations associated with the derivative instrument. Wise is investigating the impact of this pronouncement.


4.   ACCRUED  LIABILITIES

Accrued  liabilities  were  as  follows:
--------------------------------------------------------------
                                March 31,         December 31,
                                   2000               1999
                                ----------         ----------
Compensation                    $      979        $     2,670
General insurance                    4,776              4,820
Advertising and promotion            2,926              3,800
Other                                3,046              2,372
                                ----------         ----------
Total                           $   11,727        $    13,662
                                ==========        ===========
--------------------------------------------------------------


                                      WH7





















5.  DEBT

AFFILIATED:

Wise entered into a loan agreement (the "Loan Agreement") to borrow funds from Borden.

Revolving  Loan
---------------
The Revolving Loan Agreement, as amended, provided for a revolving loan facility of up to $5 million maturing in November 1999, at a variable interest rate equal to Borden's cost of funds for 30 day LIBOR borrowings plus 0.25%. A commitment fee of 0.10% is paid on the unused portion of the revolving loan.

In December 1999, Wise entered into a new revolving loan agreement, which provided for a revolving facility of up to $15 million maturing in December 2000 at a variable interest rate equal to LIBOR borrowings plus between 75 and 175 basis points calculated using a debt to earnings ratio schedule. Wise had $6,600 and $6,450 of borrowings under this revolving agreement at March 31, 2000 and December 31, 1999, respectively. A commitment fee between 0.15% and 0.35% is paid on the unused portion of the revolving loan based on the same debt to earnings ratio schedule.

Long-Term  Loan
---------------
The Long Term Loan Agreement, as amended, also provided for a $10.145 million term loan with a fixed interest rate of 11% maturing in November 2000. Wise terminated this agreement in December 1999 and converted the remaining balance to the revolving loan.

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

NON  AFFILIATED:

Wise enters into unsecured agreements with a third party to finance insurance premiums. Total borrowings under these agreements were $47 and $116 at March 31, 2000 and December 31, 1999, respectively.


6.  COMMITMENTS  AND  CONTINGENCIES

Environmental  Contingencies
----------------------------
Wise, like others in similar businesses, is subject to extensive Federal, state and local environmental laws and regulations. Although Wise's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments could require Wise to make additional unforeseen environmental expenditures.

Environmental accruals are routinely reviewed as events and developments warrant and are subject to an annual comprehensive review.




                                      WH8

























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



7.  RELATED  PARTIES

In addition to the affiliated debt agreement, Wise is engaged in various transactions with Borden and its affiliated companies in the ordinary course of business.

Borden  provides  certain  administrative  services  to Wise at negotiated fees.
These services include: processing of payroll as well as active and retiree group insurance claims and securing insurance coverage for catastrophic claims. Wise reimburses the Borden subsidiary for payments for general disbursements and general and group insurance and retirement benefit claims. The amount owed by Wise for these services is included in affiliated payables and was $105 and $238 at March 31, 2000 and December 31, 1999, respectively.

In the first quarter of 2000, a subsidiary of Borden that provided certain affiliated services was sold to a third party. The third party continues to provide these services that include payroll processing and group insurance claims. Subsequent to the sale of the subsidiary, fees for these services were no longer considered affiliate charges.

The  following  table  summarizes  the  costs  to  Wise:

-------------------------------------------------------------------------------
                                                         Three months ended
                                                              March 31,
                                                        2000           1999
                                                     --------        ---------
Employee benefits                                    $  400            $  431
Group and general insurance                             437               434
Information services                                    180               136
Corporate staff departments and overhead                152               191
                                                     --------        ---------
                                                     $1,169            $1,192
                                                     ========        =========
-------------------------------------------------------------------------------

Wise also invests excess cash with Borden in one-day investments that totaled $0 and $1,150 at March 31, 2000 and December 31, 1999, respectively, which is included as a component of cash.



                                           WH9