Form 10-Q
period 2000-05-30
BORDEN INC
filed 2000-08-14
CIK 13239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q



 X     QUARTERLY REPORT  PURSUANT TO SECTION 13 OR  15(D) OF THE SECURITIES
--     EXCHANGE  ACT  OF  1934.

For  the  quarterly  period  ended               June  30,  2000
                                                 ---------------


Commission  file  number                          I-71
                                                 ---------------


                                  BORDEN, INC.



                 New  Jersey                        13-0511250
     ----------------------------------         -------------------
     (State  or  other  jurisdiction of          (I.R.S. Employer
     incorporation  or  organization)           Identification  No.)


                    180  East  Broad  Street,  Columbus,  OH  43215
                    -----------------------------------------------
                     (Address  of  principal  executive  offices)

                                   (614)225-4000
                    -----------------------------------------------
                (Registrant's  telephone  number,  including  area  code)

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
Yes  X  No
    --    --

Number of shares of common stock, $0.01 par value, outstanding as of the close of business on August 14, 2000:
198,974,994

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

                                  BORDEN, INC.

                                      INDEX



PART I - FINANCIAL INFORMATION

ITEM 1.  BORDEN, INC. ("BORDEN")  CONDENSED  CONSOLIDATED AND  BORDEN, INC. AND AFFILIATES CONDENSED
    COMBINED FINANCIAL STATEMENTS

 Condensed Consolidated Statements of Operations and Comprehensive Income,
   three months ended June 30, 2000 and 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
   six months ended June 30, 2000 and 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
 Condensed Consolidated Balance Sheets, June 30, 2000 and December 31, 1999. . . . . . . . . . . . .   8
 Condensed Consolidated Statements of Cash Flows, six months ended June 30, 2000 and 1999. . . . . .  10
 Condensed Consolidated Statement of Shareholders' Equity, six months ended June 30, 2000. . . . . .  12
 Condensed Combined Statements of Operations and Comprehensive Income,
   three months ended June 30, 2000 and 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
   six months ended June 30, 2000 and 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
 Condensed Combined Balance Sheets, June 30, 2000 and December 31, 1999. . . . . . . . . . . . . . .  15
 Condensed Combined Statements of Cash Flows, six months ended June 30, 2000 and 1999. . . . . . . .  17
 Condensed Combined Statement of Shareholders' Equity, six months ended June 30, 2000. . . . . . . .  19
 Notes to Condensed Consolidated and Condensed Combined Financial Statements . . . . . . . . . . . .  20


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . .  24


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34

ITEM 6. EXHIBITS, GUARANTOR FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K. . . . . . . . . .  34

------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
AND  COMPREHENSIVE  INCOME  (UNAUDITED)
BORDEN,  INC.
                                                                           Three months ended June 30,
(In millions)                                                                          2000     1999
------------------------------------------------------------------------------------------------------
   Net sales                                                                         $384.5    $343.9
   Cost of goods sold                                                                 268.0     229.9
                                                                                     -------   -------

   Gross margin                                                                       116.5     114.0
                                                                                     -------   -------

   Distribution expense                                                                15.6      14.1
   Marketing expense                                                                   24.5      19.9
   General & administrative expense                                                    37.9      25.5
   Gain on sale of assets                                                             (10.4)     (1.6)
   Business realignment                                                                 9.0      10.0
                                                                                     -------   -------

   Operating income                                                                    39.9      46.1
                                                                                     -------   -------

   Interest expense                                                                    14.6      15.7
   Affiliated interest expense, net of affiliated
     interest income of $0.1 in 2000 and $0.2 in 1999                                   4.2       5.2
   Interest income and other                                                           (4.6)     (8.9)
   Equity in net income of unconsolidated subsidiaries                                 (0.5)     (1.4)
                                                                                     -------   -------

   Income from continuing operations
     before income tax                                                                 26.2      35.5
   Income tax expense                                                                  13.8      12.9
                                                                                     -------   -------

   Income from continuing operations                                                   12.4      22.6
                                                                                     -------   -------

   Gain on disposal of discontinued operations, net of tax                             93.0       0.6
                                                                                     -------   -------

   Net income                                                                         105.4     23.2

   Preferred stock dividends                                                          (18.5)    (18.5)
                                                                                     -------   -------

   Net income applicable to common stock                                             $ 86.9    $  4.7
                                                                                     =======   =======

   Comprehensive income (see Note 4)                                                 $ 99.9    $ 33.5
                                                                                     =======   =======
------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
AND  COMPREHENSIVE  INCOME  (UNAUDITED)  (CONTINUED)
BORDEN,  INC.

                                                                           Three months ended June 30,
(In millions, except per share data)                                                  2000     1999
------------------------------------------------------------------------------------------------------
   Basic and Diluted Per Share Data
-----------------------------------

   Income from continuing operations                                                $ 0.06   $ 0.12
   Gain on disposal of discontinued operations, net of tax                            0.47        -
                                                                                    -------  -------


   Net income                                                                         0.53     0.12
   Preferred stock dividends                                                         (0.09)   (0.09)
                                                                                    -------  -------

   Net income applicable to common stock                                            $ 0.44   $ 0.03
                                                                                    =======  =======

   Dividends per common share                                                       $ 0.06   $ 0.06
   Dividends per preferred share                                                    $ 0.75   $ 0.75

   Average number of common shares outstanding
     during the period                                                               199.0    199.0

-----------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

-----------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
AND  COMPREHENSIVE  INCOME  (UNAUDITED)
BORDEN,  INC.
                                                                            Six months ended June 30,
(In millions)                                                                       2000       1999
-----------------------------------------------------------------------------------------------------
   Net sales                                                                      $737.2     $650.8
   Cost of goods sold                                                              514.6      441.7
                                                                                  -------    -------

   Gross margin                                                                    222.6      209.1
                                                                                  -------    -------

   Distribution expense                                                             31.2       26.1
   Marketing expense                                                                42.6       35.7
   General & administrative expense                                                 75.5       56.8
   Gain on sale of assets                                                          (10.3)      (1.8)
   Business realignment                                                             11.8       10.0
                                                                                  -------    -------

   Operating income                                                                 71.8       82.3
                                                                                  -------    -------

   Interest expense                                                                 29.3       31.0
   Affiliated interest expense, net of affiliated
     interest income of $0.2 in 2000 and 1999                                        8.3       10.0
   Interest income and other                                                       (10.8)     (17.6)
   Equity in net (income) loss of unconsolidated subsidiaries                       (0.9)       3.9
                                                                                  -------    -------

   Income from continuing operations
     before income tax                                                              45.9       55.0
   Income tax expense                                                               21.2       19.1
                                                                                  -------    -------

   Income from continuing operations                                                24.7       35.9
                                                                                  -------    -------

   Gain on disposal of discontinued operations,net of tax                           93.0        0.6
                                                                                  -------    -------

   Net income                                                                      117.7       36.5

   Preferred stock dividends                                                       (36.9)     (36.9)
                                                                                  -------    -------

   Net income (loss) applicable to common stock                                   $ 80.8     $ (0.4)
                                                                                  =======    =======

   Comprehensive income (see Note 4)                                              $109.8     $ 29.1
                                                                                  =======    =======
-----------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

---------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
AND  COMPREHENSIVE  INCOME  (UNAUDITED)  (CONTINUED)
BORDEN,  INC.

                                                                          Six months ended June 30,
(In millions, except per share data)                                              2000       1999
---------------------------------------------------------------------------------------------------
   Basic and Diluted Per Share Data
-----------------------------------

   Income from continuing operations                                             $ 0.12    $ 0.18
   Gain on disposal of discontinued operations, net of tax                         0.47         -
                                                                                 -------   -------


   Net income                                                                      0.59      0.18
   Preferred stock dividends                                                      (0.18)    (0.18)
                                                                                 -------   -------

   Net income applicable to common stock                                         $ 0.41    $    -
                                                                                 =======   =======

   Dividends per common share                                                    $ 0.19    $ 0.12
   Dividends per preferred share                                                 $ 1.50    $ 1.50

   Average number of common shares outstanding
     during the period                                                            199.0     199.0

---------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
BORDEN, INC.

(In millions)
                                                                                   June 30,    December 31,
ASSETS                                                                                 2000          1999
------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and equivalents                                                            $    32.0     $    195.2
  Accounts receivable (less allowance for doubtful
    accounts of $10.8 in 2000 and $11.8 in 1999)                                      303.0          215.0
  Loan receivable from affiliate                                                       58.4           56.2
  Inventories:
    Finished and in-process goods                                                      72.3           62.8
    Raw materials and supplies                                                         49.8           50.4
  Deferred income taxes                                                                46.2           42.4
  Other current assets                                                                 14.3           15.3
                                                                                  ----------    -----------
                                                                                      576.0          637.3
                                                                                  ----------    -----------

INVESTMENTS AND OTHER ASSETS
  Investments                                                                          64.0           64.0
  Investment in affiliate                                                              55.7           51.5
  Deferred income taxes                                                                27.0          109.5
  Prepaid pension assets                                                              125.3          129.7
  Other assets                                                                         44.0           36.3
  Assets sold under contractual arrangement (net of
   allowance of $62.6 in 2000 and 1999)                                                46.0           48.2
                                                                                  ----------    -----------
                                                                                      362.0          439.2
                                                                                  ----------    -----------

PROPERTY AND EQUIPMENT
  Land                                                                                 25.6           25.6
  Buildings                                                                           103.5           97.9
  Machinery and equipment                                                             728.3          739.1
                                                                                  ----------    -----------
                                                                                      857.4          862.6
  Less accumulated depreciation                                                      (319.2)        (323.8)
                                                                                  ----------    -----------
                                                                                      538.2          538.8

INTANGIBLES                                                                           186.2          112.1
                                                                                  ----------    -----------

TOTAL ASSETS                                                                      $ 1,662.4     $  1,727.4
                                                                                  ==========    ===========
------------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

---------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
BORDEN, INC.

(In millions, except share data)
                                                                                  June 30,   December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                               2000            1999
---------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
  Accounts and drafts payable                                                     $  153.3     $  137.4
  Debt payable within one year                                                        20.6         17.7
  Income taxes payable                                                                87.2        244.1
  Loans payable to affiliates                                                        237.1        246.6
  Other current liabilities                                                          182.7        178.6
                                                                                  ---------    ---------
                                                                                     680.9        824.4
                                                                                  ---------    ---------

OTHER LIABILITIES
  Liabilities sold under contractual arrangement                                      41.6         41.6
  Long-term debt                                                                     588.7        541.1
  Non-pension post-employment benefit obligations                                    170.0        176.1
  Other long-term liabilities                                                         66.7         80.0
                                                                                  ---------   ---------
                                                                                     867.0        838.8
                                                                                  ---------    ---------
COMMITMENTS AND CONTINGENCIES (see Note 6)

SHAREHOLDERS' EQUITY
  Preferred stock - Issued 24,574,751 shares                                         614.4        614.4
  Common stock - $0.01 par value: authorized 300,000,000 shares,
     Issued 198,974,994 shares                                                         2.0          2.0
  Paid in capital                                                                    333.1        355.7
  Receivable from parent                                                            (414.9)      (414.9)
  Accumulated other comprehensive income                                             (60.4)       (52.5)
  Accumulated deficit                                                               (359.7)      (440.5)
                                                                                  ---------    ---------
                                                                                     114.5         64.2
                                                                                  ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $1,662.4     $1,727.4
                                                                                  =========    =========
---------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)
BORDEN,  INC.
                                                          Six months ended June 30,
 (In millions)                                                     2000       1999
------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net income                                                     $ 117.7    $ 36.5
  Adjustments to reconcile net income to net
   cash from (used in) operating activities:
    Gain on disposal of discontinued operations, net of tax        (93.0)     (0.6)
    Gain on sale of assets                                         (10.3)     (1.8)
    Business realignment                                            11.8      10.0
    Deferred tax provision (benefit)                                75.2      (7.7)
    Depreciation and amortization                                   28.2      24.2
    Unrealized gain on interest rate swap                           (4.0)     (6.2)
    Equity in net (income) loss of unconsolidated subsidiaries      (0.9)      3.9
  Net change in assets and liabilities:
    Trade receivables                                              (40.0)    (25.4)
    Inventories                                                     (1.7)      4.5
    Accounts and drafts payable                                     17.6       3.8
    Income taxes                                                   (66.2)      7.1
    Other assets                                                     4.2       6.7
    Other liabilities                                              (12.0)    (25.1)
                                                                 --------   -------
                                                                    26.6      29.9
                                                                 --------   -------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Capital expenditures                                             (41.7)    (24.1)
  Proceeds from the sale of assets                                   7.2       0.3
  Purchase of businesses, net of cash acquired                     (88.0)    (40.2)
  Purchase of affiliate's receivables                              (50.0)        -
  Net investment from (in) affiliate                                 2.2      (1.9)
                                                                 --------   -------
                                                                  (170.3)    (65.9)
                                                                 --------   -------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Net short-term debt borrowings (repayments)                       13.2      (6.0)
  Borrowings of long-term debt                                      48.0         -
  Repayment of long-term debt                                      (10.7)     (0.3)
  Affiliated repayments                                             (9.8)    (12.9)
  Interest received from parent                                     24.2      24.6
  Common stock dividends paid                                      (37.2)    (24.6)
  Preferred stock dividends paid                                   (36.9)    (36.9)
  Other distributions                                              (10.3)        -
                                                                 --------   -------
                                                                   (19.5)    (56.1)
                                                                 --------   -------
------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)  (CONTINUED)
BORDEN,  INC.

                                                                           Six months ended June 30,
(In millions)                                                                       2000      1999
----------------------------------------------------------------------------------------------------

  Decrease in cash and equivalents                                               $(163.2)   $(92.1)
  Cash and equivalents at beginning
    of period                                                                      195.2     672.1
                                                                                 --------   -------
  Cash and equivalents at end
    of period                                                                    $  32.0    $580.0
                                                                                 ========   =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid:
     Interest, net                                                               $  29.6    $ 24.8
     Taxes                                                                          12.2      19.4
  Non-cash activity:
      Accrued dividends on investment in affiliate                                   4.2         -
      Capital contribution by parent                                                15.4      16.8
      Distribution of net assets of infrastructure management
          services business to the Company's parent                                  6.0         -
----------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

-------------------------------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY  (UNAUDITED)
BORDEN,  INC.

(In  millions)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                   Accumulated
                                                                     Receivable       Other
                               Preferred     Common      Paid-in        from       Comprehensive   Accumulated
                                   Stock     Stock       Capital        Parent        Income        Deficit          Total
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999        $614.4       $2.0       $355.7       $(414.9)      $(52.5)        $(440.5)          $64.2
-------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                            117.7           117.7

Translation adjustments                                                                (7.9)                           (7.9)

Preferred stock dividends                                                                             (36.9)          (36.9)

Common stock dividends                                     (37.2)                                                     (37.2)

Other distributions                                        (16.3)                                                     (16.3)

Interest accrued on notes from parent (net of $8.8 tax)     15.5                                                       15.5

Capital contribution from parent                            15.4                                                       15.4
-------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000            $614.4       $2.0       $333.1       $(414.9)      $(60.4)        $(359.7)          $114.5
-------------------------------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements


-----------------------------------------------------------------------------------------------------
CONDENSED  COMBINED  STATEMENTS  OF  OPERATIONS
AND  COMPREHENSIVE  INCOME  (UNAUDITED)
BORDEN,  INC.  AND  AFFILIATES

                                                                          Three months ended June 30,
(In millions)                                                                      2000         1999
-----------------------------------------------------------------------------------------------------
   Net sales                                                                      $572.6      $519.1
   Cost of goods sold                                                              373.9       326.1
                                                                                  -------     -------

   Gross margin                                                                    198.7       193.0
                                                                                  -------     -------

   Distribution expense                                                             34.6        30.6
   Marketing expense                                                                87.7        62.6
   General & administrative expense                                                 57.2        51.4
   Gain on divestiture of businesses                                                   -       (10.4)
   Gain on sale of assets                                                          (10.4)       (1.4)
   Business realignment                                                              9.0        10.0
                                                                                  -------     -------

   Operating income                                                                 20.6        50.2
                                                                                  -------     -------

   Interest expense                                                                 14.6        15.8
   Affiliated interest expense                                                       0.4         1.8
   Interest income and other                                                        (4.6)       (7.9)
   Equity in net income of unconsolidated subsidiaries                              (0.5)       (1.4)
                                                                                  -------    -------

   Income from continuing operations
     before income tax                                                              10.7        41.9
   Income tax (benefit) expense                                                    (59.4)       26.3
                                                                                  -------     -------

   Income from continuing operations                                                70.1        15.6
                                                                                  -------     -------

   Gain on disposal of discontinued operations, net of tax                          37.0         0.6
                                                                                  -------     -------

   Net income                                                                      107.1        16.2

   Affiliate's share of loss                                                           -         0.6

   Preferred stock dividends                                                       (18.5)      (18.5)
                                                                                  -------     -------

   Net income (loss) applicable to common stock                                    $88.6      $ (1.7)
                                                                                  =======     =======

   Comprehensive income (see Note 4)                                               $98.5      $ 30.5
                                                                                  =======     =======
-----------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

---------------------------------------------------------------------------------------------------------
CONDENSED  COMBINED  STATEMENTS  OF  OPERATIONS
AND  COMPREHENSIVE  INCOME  (UNAUDITED)
BORDEN,  INC.  AND  AFFILIATES
                                                                               Six months ended June 30,
(In millions)                                                                        2000          1999
---------------------------------------------------------------------------------------------------------
   Net sales                                                                      $1,125.0      $1,015.6
   Cost of goods sold                                                                727.9         639.2
                                                                                  ---------     ---------

   Gross margin                                                                      397.1         376.4
                                                                                  ---------     ---------

   Distribution expense                                                               69.5          59.0
   Marketing expense                                                                 180.4         142.0
   General & administrative expense                                                  114.7          95.9
   Gain on divestiture of businesses                                                     -         (14.8)
   Gain on sale of assets                                                            (10.3)         (1.3)
   Business realignment                                                               11.8          10.0
                                                                                  ---------     ---------

   Operating income                                                                   31.0          85.6
                                                                                  ---------     ---------

   Interest expense                                                                   29.3          31.4
   Affiliated interest expense                                                         0.7           3.5
   Interest income and other                                                         (10.8)        (17.7)
   Equity in net (income) loss of unconsolidated subsidiaries                         (0.9)          3.9
                                                                                  ---------     ---------

   Income from continuing operations
     before income tax                                                                12.7          64.5
   Income tax (benefit) expense                                                      (57.5)         33.9
                                                                                  ---------     ---------

   Income from continuing operations                                                  70.2          30.6
                                                                                  ---------     ---------

   Gain on disposal of discontinued operations, net of tax                            37.0           0.6
                                                                                  ---------     ---------

   Income before cumulative effect of change
     in accounting principle                                                         107.2          31.2

   Cumulative effect of change in accounting principle                                   -          (2.8)
                                                                                  ---------     ---------

   Net income                                                                        107.2          28.4

   Affiliate's share of income (loss)                                                  0.1          (0.3)

   Preferred stock dividends                                                         (36.9)        (36.9)
                                                                                  ---------     ---------

   Net income (loss) applicable to common stock                                   $   70.4      $   (8.8)
                                                                                  =========     =========

   Comprehensive income (see Note 4)                                              $   95.0      $   23.5
                                                                                  =========     =========
---------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

-------------------------------------------------------------------------------------------------------
CONDENSED  COMBINED  BALANCE  SHEETS  (UNAUDITED)
BORDEN,  INC.  AND  AFFILIATES

(In  millions)
                                                                                June 30,   December 31,
ASSETS                                                                                2000        1999
-------------------------------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and equivalents                                                            $   58.4    $  228.4
  Accounts receivable (less allowance for doubtful
   accounts of $14.8 in 2000 and $15.4 in 1999)                                      365.7       296.9
  Loan receivable from affiliate                                                      58.4        56.2
  Inventories:
    Finished and in-process goods                                                    129.8       114.8
    Raw materials and supplies                                                        69.9        84.3
  Deferred income taxes                                                               62.3        60.8
  Other current assets                                                                23.6        24.0
                                                                                  ---------   ---------
                                                                                     768.1       865.4
                                                                                  ---------   ---------

INVESTMENTS AND OTHER ASSETS
  Investments                                                                         64.0        64.0
  Investment in affiliate                                                             55.7        51.5
  Deferred income taxes                                                               28.5       109.8
  Prepaid pension assets                                                             136.4       140.8
  Other assets                                                                        39.0        32.7
                                                                                  ---------   ---------
                                                                                     323.6       398.8
                                                                                  ---------   ---------

PROPERTY AND EQUIPMENT
  Land                                                                                38.9        38.8
  Buildings                                                                          197.7       192.6
  Machinery and equipment                                                          1,096.5     1,088.1
                                                                                  ---------   ---------
                                                                                   1,333.1     1,319.5
  Less accumulated depreciation                                                     (554.6)     (548.2)
                                                                                  ---------   ---------
                                                                                     778.5       771.3

INTANGIBLES                                                                          489.7       423.5
                                                                                  ---------   ---------

TOTAL ASSETS                                                                      $2,359.9    $2,459.0
                                                                                  =========   =========
-------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

-------------------------------------------------------------------------------------------------------
CONDENSED  COMBINED  BALANCE  SHEETS  (UNAUDITED)
BORDEN,  INC.  AND  AFFILIATES

(In millions)
                                                                                  June 30,  December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                2000         1999
-------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
  Accounts and drafts payable                                                     $  205.4    $  197.3
  Debt payable within one year                                                        21.1        18.1
  Income taxes payable                                                                99.8       255.8
  Loans payable to affiliates                                                         20.9        14.5
  Other current liabilities                                                          254.5       257.7
                                                                                  ---------   ---------
                                                                                     601.7       743.4
                                                                                  ---------   ---------

OTHER LIABILITIES
  Long-term debt                                                                     591.6       544.1
  Non-pension post-employment benefit obligations                                    187.4       193.9
  Other long-term liabilities                                                         80.9       114.8
                                                                                  ---------   ---------
                                                                                     859.9       852.8
                                                                                  ---------   ---------
COMMITMENTS AND CONTINGENCIES (See Note 6)

SHAREHOLDERS' EQUITY
  Preferred stock                                                                    614.4       614.4
  Common stock                                                                         2.0         2.0
  Paid in capital                                                                    641.8       664.4
  Receivable from parent                                                            (414.9)     (414.9)
  Affiliate's interest in subsidiary                                                  66.1        66.2
  Accumulated other comprehensive income                                             (96.3)      (84.1)
  Retained earnings                                                                   85.2        14.8
                                                                                  ---------   ---------
                                                                                     898.3       862.8
                                                                                  ---------   ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $2,359.9    $2,459.0
                                                                                  =========   =========
-------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

-------------------------------------------------------------------------------------
CONDENSED  COMBINED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)
BORDEN,  INC.  AND  AFFILIATES

                                                            Six months ended June 30,
(In millions)                                                       2000       1999
-------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net income                                                      $ 107.2    $ 28.4
  Adjustments to reconcile net income to net
   cash from (used in) operating activities:
     Gain on disposal of discontinued operations, net of tax        (37.0)     (0.6)
     Gain on divestiture of businesses                                  -     (14.8)
     Gain on sale of assets                                         (10.3)     (1.3)
     Business realignment                                            11.8      10.0
     Deferred tax provision                                          55.0       0.3
     Depreciation and amortization                                   50.2      41.6
     Unrealized gain on interest rate swap                           (4.0)     (6.2)
     Equity in net (income) loss of unconsolidated subsidiaries      (0.9)      3.9
  Net change in assets and liabilities:
     Trade receivables                                              (23.9)    (29.3)
     Inventories                                                      6.0      15.4
     Accounts and drafts payable                                     10.8      (6.3)
     Income taxes                                                  (119.9)     28.0
     Other assets                                                     5.6      21.8
     Other liabilities                                              (15.2)    (66.1)
                                                                  --------   -------
                                                                     35.4      24.8
                                                                  --------   -------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Capital expenditures                                              (68.9)    (52.4)
  Proceeds from the divestiture of businesses                           -      16.5
  Proceeds from the sale of assets                                    7.2       4.9
  Purchase of business, net of cash acquired                        (88.0)    (40.2)
  Purchase of affiliate's receivables                               (50.0)        -
                                                                  --------   -------
                                                                   (199.7)    (71.2)
                                                                  --------   -------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Net short-term debt borrowings (repayments)                        13.4     (11.6)
  Borrowings of long-term debt                                       48.0         -
  Repayment of long-term debt                                       (10.9)        -
  Affiliated borrowings                                               4.0       2.9
  Interest received from parent                                      24.2      24.6
  Common stock dividends paid                                       (37.2)    (24.6)
  Preferred stock dividends paid                                    (36.9)    (36.9)
  Other distributions                                               (10.3)        -
                                                                  --------   -------
                                                                     (5.7)    (45.6)
                                                                  --------   -------
-------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
CONDENSED  COMBINED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)  (CONTINUED)
BORDEN,  INC.  AND  AFFILIATES

                                                                            Six months ended June 30,
(In millions)                                                                      2000        1999
-----------------------------------------------------------------------------------------------------
  Decrease in cash and equivalents                                               $(170.0)    $(92.0)
  Cash and equivalents at beginning
     of period                                                                     228.4      695.5
                                                                                 --------    -------
  Cash and equivalents at end
     of period                                                                   $  58.4     $603.5
                                                                                 ========    =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid:
    Interest, net                                                                $  19.8     $ 18.1
    Taxes                                                                            7.4        4.6
  Non-cash activity:
     Accrued dividends on investment in affiliate                                    4.2          -
     Capital contribution by parent                                                 15.4       16.8
     Affiliate's share of (income) loss                                             (0.1)       0.3
     Distribution of net assets of infrastructure management
         services business to the Company's parent                                   6.0          -
-----------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

----------------------------------------------------------------------------------------------------------------------------------
CONDENSED  COMBINED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY  (UNAUDITED)
BORDEN,  INC.  AND  AFFILIATES

(In  millions)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Accumulated
                                                                       Receivable    Affiliate's    Other
                                  Preferred    Common     Paid-in        from        Interest in Comprehensive  Retained
                                    Stock       Stock     Capital        Parent      Subsidiary     Income      Earnings    Total
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999          $614.4       $2.0       $664.4       $(414.9)       $66.2       $(84.1)       $14.8     $862.8
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                        107.2     107.2

Translation adjustments                                                                              (12.2)                 (12.2)

Preferred stock dividends                                                                                         (36.9)    (36.9)

Common stock dividends                                       (37.2)                                                         (37.2)

Other distributions                                          (16.3)                                                         (16.3)

Interest accrued on notes from parent (net of $8.8 tax)       15.5                                                           15.5

Capital contribution from parent                              15.4                                                           15.4

Affiliate's interest in subsidiary                                                       (0.1)                      0.1         -
----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000              $614.4       $2.0       $641.8       $(414.9)       $66.1       $(96.3)       $85.2    $898.3
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

The Company's principal lines of business formerly included its international and domestic foods operations ("Foods") and salty snacks business ("Wise"). Subsidiaries of BWHLLC, an affiliate of the Company, together with subsidiaries of Wise Holdings, Inc. ("Wise Holdings") and subsidiaries of Borden Foods Holdings Corporation ("Foods Holdings") purchased Wise and Foods on July 2, 1996 and October 1, 1996, respectively. As a result of these sales, Wise and Foods, as of their respective sale dates, are no longer legally part of the Company on a consolidated basis. However, management of the Company continues to exercise significant operating and financial control over Wise and Foods. In addition, Wise Holdings and Foods Holdings provide financial guarantees to obligations under the Company's credit facility and all of the Company's outstanding publicly held debt. Because of the aforementioned control and guarantees, the Company has included, supplementally in this filing, Condensed Combined Financial Statements of Borden, Inc. and Affiliates (the "Combined Companies") which present the financial condition and results of operations and cash flows of the Company, Wise and Foods. The Combined Companies' financial statements do not reflect push-down accounting and therefore present financial information on a basis consistent with that upon which credit was originally extended to the Company.

The accompanying unaudited interim Condensed Consolidated and Condensed Combined Financial Statements contain all adjustments, consisting only of normal adjustments, which in the opinion of management are necessary for a fair statement of the results for the interim periods. Results for the interim periods are not necessarily indicative of results for the full year.

Information about the Company's and Combined Companies' operating segments is provided in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and is an integral part of the Condensed Consolidated and Condensed Combined Financial Statements. Due to acquisitions made in the second quarter of 2000 (see Note 2), the Company's consumer glues and adhesives business, ("Consumer Adhesives"), now meets the quantitative thresholds of SFAS 131 and is reflected as a separate operating segment for all periods presented. Total assets reported in the "Corporate and Other" segment in the 1999 Form 10-K included $58.1 related to Consumer Adhesives. At June 30, 2000, Consumer Adhesives' total assets are $186.1, including approximately $95 related to the acquisition.

The 1999 Condensed Combined Statement of Operations and Comprehensive Income reflects the cumulative effect of a change in accounting principle recorded in the 1999 Form 10-K, related to the adoption of Statement of Position 98-5 in the fourth quarter of 1999.

Certain prior year amounts have been reclassified to conform with the 2000 presentation.

2.     BUSINESS  ACQUISITIONS,  REALIGNMENT  AND  OTHER  CHANGES

In the second quarter of 2000, the Company recorded a charge of $9.0 related primarily to the closure of a United Kingdom formaldehyde and resins plant as a result of the acquisition of Blagden Chemicals, Ltd. in 1999. This amount is classified as business realignment in the Condensed Consolidated and Condensed Combined Statements of Operations and Comprehensive Income.

In June 2000, the Company sold certain rights to harvest shellfish for $10.5, resulting in a pre-tax gain of $10.5 ($6.8 after tax). This amount is recorded as gain on the sale of assets in the Condensed Consolidated and Condensed Combined Statements of Operations and Comprehensive Income.

In May 2000, the Company acquired certain assets and liabilities of a Canadian based business for $88.0 in cash. The business manufactures glue, glue sticks, paints, tapes and craft/stationery products at its manufacturing facility in Ontario, Canada. The acquisition was accounted for using the purchase method of accounting, and as such, the business' results of operations have been included since the acquisition date. The excess purchase price over net tangible and identifiable intangible assets is approximately $38 and will be amortized over a period of 15 years.

In the first quarter of 2000, the Company recorded $2.8 related to the closure of Chemicals resins operations primarily in Argentina and California. These amounts are classified as business realignment on the Condensed Consolidated and Condensed Combined Statements of Operations and Comprehensive Income.

Subsequent  Event
-----------------

On July 28, 2000, the Company acquired the formaldehyde and certain other assets from Borden Chemicals and Plastics Limited Partnership, an affiliate of the Company, for $48.5, comprised of $38.8 cash and a $9.7 interest-bearing note due in six months.

3.     DISCONTINUED  OPERATIONS

As a result of a settlement reached with the Internal Revenue Service, amounts established for tax issues related to the divestiture of certain segments of the Company's business are no longer considered necessary. A portion of these amounts for the Company and Combined Companies is classified as gain on the sale of discontinued operations in the second quarter of 2000, consistent with the classification of these amounts when established. Amounts differ between consolidated and combined because Foods is not reflected as a sale of a discontinued operation in combined.

4.     COMPREHENSIVE  INCOME

Comprehensive  income  was  computed  as  follows:

--------------------------------------------------------------------------------
                                             THREE MONTHS ENDED JUNE 30,
                                           CONSOLIDATED           COMBINED
                                           ------------        -------------
                                           2000    1999        2000    1999
--------------------------------------------------------------------------------

Net income                                $105.4   $23.2      $107.1   $16.2
Foreign currency translation adjustments    (5.5)    0.3        (8.6)    4.3
Reclassification adjustments                   -    10.0           -    10.0
                                          ------   -----      ------   -----
                                          $ 99.9   $33.5      $ 98.5   $30.5
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                SIX MONTHS ENDED JUNE 30,
                                           CONSOLIDATED           COMBINED
                                           -------------       --------------
                                           2000     1999       2000     1999
--------------------------------------------------------------------------------

Net income                                $117.7   $ 36.5     $107.2   $ 28.4
Foreign currency translation adjustments    (7.9)   (17.4)     (12.2)   (14.9)
Reclassification adjustments                   -     10.0          -     10.0
                                          ------   ------     ------   ------
                                          $109.8   $ 29.1     $ 95.0   $ 23.5
--------------------------------------------------------------------------------

The Company's 2000 foreign currency translation adjustments primarily represent amounts recorded in the Chemical business for fluctuations in the British Pound. The Combined Companies' 2000 amount also includes fluctuations in the Canadian Dollar recorded by Foods.

The foreign currency translation adjustments in 1999 relate primarily to amounts recorded in the first quarter for the Latin America Chemical businesses. The reclassification adjustment in 1999 represents the accumulated translation adjustment included as part of the charge to close the Chemical Philippines operation.

5.     RELATED  PARTY  TRANSACTIONS

In February 2000, the Company distributed 100% of its ownership in the infrastructure management services business to the Company's parent. The distribution was recorded at net book value of $16.3, including $8.6 owed by the Company to the infrastructure management services business in accordance with a tax sharing agreement. Subsequent to the distribution, substantially all of the assets of the infrastructure management services business were sold to a subsidiary of Interliant, Inc. in exchange for $2.5 in cash and 1,041,179 shares of Interliant, Inc. stock. In June 2000, the remaining assets of the infrastructure management services business, with a net book value of approximately $0.3, were distributed back to the Company from the Company's parent.

The Company provides administrative services to Foods and Wise. Fees received for these services are offset against the Company's general and administrative expenses and approximated $1.0 and $2.5 for the three months ended June 30, 2000 and 1999, respectively, and $2.5 and $4.9 for the six months ended June 30, 2000 and 1999, respectively.

At June 30, 2000, Foods had $219.5 cash invested with the Company and BWHLLC had $17.6 cash invested with the Company and Combined Companies. Loans payable to unconsolidated affiliates for the Combined Companies at June 30, 2000 also includes $3.3 from an affiliate of the Combined Companies. These balances are reflected as loans payable to affiliates in the consolidated and combined balance sheets.

In  June  2000,  the  Company  purchased $50.0 of accounts receivable from World
Kitchen,  Inc.,  an  affiliate  of  the  Company,  in  return  for certain fees.
Collection  of  the  purchased  receivables is expected to occur within 90 days.


At June 30, 2000, the Company had loaned $58.4 in the form of demand notes and accrued interest to CCPC Acquisition Corp., an affiliate of the Company, to provide temporary financing to complete its acquisition of EKCO Group, Inc. ("EKCO"). The loan bears interest at the monthly prime rate as quoted by The Wall Street Journal and matures on December 31, 2000. The Company and Combined Companies anticipate repayment of the loan and interest upon the sale of a business unit acquired with EKCO that is held for sale by CCPC Acquisition Corp.

In the fourth quarter of 1999, the Company made a $50.0 investment in World Kitchen, Inc. in the form of 16% cumulative junior preferred stock. The Company has accrued cumulative dividends of $5.7 on the investment at June 30, 2000.

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

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Environmental accruals are routinely reviewed on an interim basis as events and developments warrant. The Company and Combined Companies have each accrued approximately $22 at June 30, 2000 and December 31, 1999, for probable environmental remediation and restoration liabilities. This is management's best estimate of these liabilities, based on currently available information and analysis. The Company and Combined Companies believe that it is reasonably possible that costs associated with such liabilities may exceed current reserves by amounts that may prove insignificant, or by amounts, in the aggregate, of up to approximately $12.

LEGAL MATTERS - The Company and Combined Companies have recorded $4.4 in liabilities at June 30, 2000, for legal costs that they believe are probable and reasonably estimable. These liabilities at December 31, 1999, totaled $5.1 and $8.5 for the Company and Combined Companies, respectively. Actual costs are not expected to exceed these amounts. In addition, the Company may be held responsible for certain environmental liabilities incurred at Borden Chemicals and Plastics Limited Partnership ("BCP") facilities, which were previously owned by the Company. Management believes, based upon the information it currently possesses, and taking into account its established reserves for estimated liability and its insurance coverage, that the ultimate outcome of the foregoing proceedings and actions is unlikely to have a material adverse effect on the Company's or Combined Companies' financial statements.

OTHER COMMITMENTS - A wholly owned subsidiary serving as general partner of BCP has certain fiduciary responsibilities to BCP's unitholders. The Company believes that such responsibilities will not have a material adverse effect on its financial statements.

PART  1.  FINANCIAL  INFORMATION

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS  BY  BUSINESS  UNIT:
--------------------------------------------

Following is a comparison of net sales and adjusted operating EBITDA by operating segment for both the Company and Combined Companies.

--------------------------------------------------------------------------------
                                              THREE MONTHS ENDED JUNE 30,
                                         CONSOLIDATED            COMBINED
                                       ----------------      -------------------
(Dollars in millions)                  2000      1999         2000      1999
--------------------------------------------------------------------------------
NET SALES:
   Foods ongoing                                             $122.7   $111.7
   Foods Unaligned                                                -      4.5
   Wise                                                        65.4     59.0
   Chemical                             $334.4   $307.2       334.4    307.2
   Consumer Adhesives                     50.1     34.1        50.1     34.1
   Corporate and other                       -      2.6           -      2.6
                                        -------  -------     -------  -------
                                        $384.5   $343.9      $572.6   $519.1
                                        =======  =======     =======  =======
ADJUSTED OPERATING EBITDA:
   Foods ongoing                                             $(12.5)  $  0.1
   Foods Unaligned                                                -      0.4
   Wise                                                         4.5      2.5
   Chemical                             $ 53.3   $ 56.0        53.3     56.0
   Consumer Adhesives                     10.6      8.2        10.6      8.2
   Corporate and other                    (1.0)     4.1        (1.0)     4.1
                                        -------  -------     -------  -------
   TOTAL ADJUSTED OPERATING EBITDA (1)    62.9     68.3        54.9     71.3

   Significant or unusual items (2)       (9.0)   (10.0)       (9.0)     0.4
   Depreciation and amortization (3)     (14.0)   (12.2)      (25.3)   (21.5)
                                        -------  -------     -------  -------
   OPERATING INCOME                     $ 39.9   $ 46.1      $ 20.6   $ 50.2
                                        =======  =======     =======  =======
--------------------------------------------------------------------------------

(1)     Adjusted  Operating  EBITDA  represents  net  income  (loss)  excluding discontinued  operations,  non-operating  income  and expenses, interest, taxes, depreciation,  amortization  and  significant  or  unusual  items
        (see  below).
(2)     The  2000  Consolidated  and  Combined  amount  represents  Chemical realignment  expenses relating primarily to the closure of a plant in the
        United Kingdom.  The  1999  Consolidated  amount  represents  costs associated  with realignment  of  a Chemical business of $10.0. The 1999
        Combined amount includes the  $10.0  Chemical  realignment  charge  offset by gains on the sale of Foods Unaligned  businesses  due  to  additional proceeds and lower than expected exit costs  related  to  the  1998  KLIM sale  of  $10.4.
(3)     The  increase in Consolidated depreciation and amortization is primarily the  result  of  the  1999  Chemical  acquisitions.  The  Combined increase also reflects  the  depreciation  associated  with Foods 1999 enterprise-wide systems implementation  and  plant  improvements.

--------------------------------------------------------------------------------
                                                 SIX MONTHS ENDED JUNE 30,
                                           CONSOLIDATED             COMBINED
                                          -------------         ----------------
(DOLLARS IN MILLIONS)                     2000     1999         2000       1999
--------------------------------------------------------------------------------
NET SALES:
   Foods ongoing                                              $265.0     $245.7
   Foods Unaligned                                                 -       10.1
   Wise                                                        122.8      109.0
   Chemical                             $662.8   $592.8        662.8      592.8
   Consumer Adhesives                     72.7     53.3         72.7       53.3
   Corporate and other                     1.7      4.7          1.7        4.7
                                        -------  -------    ---------  ---------
                                        $737.2   $650.8     $1,125.0   $1,015.6
                                        =======  =======     ========  =========
ADJUSTED OPERATING EBITDA:
   Foods ongoing                                              $(25.9)     $ 0.6
   Foods Unaligned                                                 -        2.1
   Wise                                                          7.1        3.2
   Chemical                             $108.6   $105.7        108.6      105.7
   Consumer Adhesives                     13.3     11.0         13.3       11.0
   Corporate and other                   (10.1)    (0.2)       (10.1)      (0.2)
                                        -------  -------     --------  ---------
   TOTAL ADJUSTED OPERATING EBITDA (1)   111.8    116.5         93.0      122.4

   Significant or unusual items (2)      (11.8)   (10.0)       (11.8)       4.8
   Depreciation and amortization (3)     (28.2)   (24.2)       (50.2)     (41.6)
                                        -------  -------      --------  ---------
   OPERATING INCOME                     $ 71.8   $ 82.3      $  31.0    $  85.6
                                        =======  =======      ========  =========
--------------------------------------------------------------------------------

(1)     Adjusted  Operating  EBITDA  represents  net  income  (loss)  excluding discontinued  operations,  cumulative  effect of change in accounting principle, non-operating  income  and expenses, interest, taxes, depreciation, amortization and  significant  or  unusual  items  (see  below).
(2)     The  2000  Consolidated  and  Combined  amount  represents  Chemical realignment expenses relating primarily to plant closures in the United
        Kingdom, Argentina  and  California.  The  1999  Consolidated  amount represents  costs associated  with  realignment of a Chemical business of
        $10.0. The 1999 Combined amount  includes  the $10.0 Chemical realignment charge and gains on the sale of Foods  Unaligned  businesses  due to additional proceeds and lower than expected exit  costs  related  to  the
        1998  KLIM  sale  of  $14.8.
(3)     The  increase in Consolidated depreciation and amortization is primarily the  result  of  the  1999  Chemical  acquisitions.  The  Combined increase also reflects  the  depreciation  associated  with Foods 1999 enterprise-wide systems implementation  and  plant  improvements.

CONSOLIDATED AND COMBINED THREE MONTHS ENDED JUNE 30, 2000 VERSUS THREE MONTHS ENDED JUNE 30, 1999

Consolidated  Summary
---------------------

Consolidated sales increased $40.6 million, or approximately 12%, to $384.5 million in 2000 from $343.9 million in 1999. The increase in sales is attributed primarily to improved volumes in the Chemical and Consumer Adhesives businesses and the two Chemical acquisitions made in 1999. Adjusted operating EBITDA decreased $5.4 million, or approximately 8%, to $62.9 million in 2000 from $68.3 million in 1999. The decrease is primarily due to the settlement and timing of various corporate liabilities and expenses, with the impact of increases in raw materials and selling, general and administrative costs in the Chemical business that more than offset the impact of improved volumes.

Combined  Summary
-----------------

Combined sales increased $53.5 million, or approximately 10%, from $519.1 million in 1999 to $572.6 million in 2000. The increase is primarily attributed to increased volumes for Chemical and Consumer Adhesives. Combined adjusted operating EBITDA decreased $16.4 million, or approximately 23%, from $71.3 million in 1999 to $54.9 million in 2000. In addition to the consolidated factors described above, Foods' comparative results declined primarily due to higher marketing costs associated with the introduction of new products.

Chemical
--------

Chemical sales in second quarter 2000 were up $27.2 million, or approximately 9%, from prior year sales of $307.2 million. The most significant items that positively impacted 2000 sales were improved volumes for all business units, primarily in North America, and two acquisitions in the United States and Europe. The most significant items that negatively impacted sales were generally lower pricing, unfavorable currency exchange rates in Latin America, and the prior year exit from certain non-core businesses in the United States, Latin America and the Philippines.

Overall volume improvement of 5%, excluding the effect of acquisitions and strategic realignment activities, had a positive impact on 2000 sales of approximately $28 million, with the largest contributors being the UV coatings, melamine crystal and oil field proppant businesses. The improvement in UV coatings reflects continuing growth in demand for optical fiber. The improvement in melamine crystal reflects increased export sales due to tightening global supply, while the improvement for oil field proppants is due to increased drilling activity that reflects the escalating cost of natural gas.

The second quarter 1999 acquisition of Spurlock Industries, Inc. in the United States and the third quarter 1999 acquisition of Blagden Chemicals, Ltd. in Europe contributed incremental 2000 sales of $5.0 million and $12.8 million, respectively.

Lower pricing in second quarter 2000 negatively impacted sales by approximately $4 million, and is due to substantially reduced selling prices for melamine crystal and melamine-based resins as well as downward pressure on prices from very competitive market conditions across all businesses. The lower pricing for melamine products reflects the global market imbalance for melamine crystal that worsened throughout 1999 and has persisted through the first half of 2000. A substantial portion of the sales volume, especially for North America forest products, is sold under contracts that provide for monthly or quarterly selling price adjustments based on published cost indices for primary raw materials
(i.e. methanol, phenol and urea). Although the costs of these raw materials escalated during second quarter 2000 to a level significantly higher than the prior year quarter, selling prices did not increase appreciably due to the lag time required for published indices to recognize the increases as well as the contractual requirements that generally provide only for monthly or quarterly price adjustments.

Unfavorable currency exchange rates, due primarily to significant currency devaluation in Ecuador since the end of 1999, had an unfavorable impact on 2000 sales of approximately $7 million.

The 1999 sale of the non-strategic United States molding compounds business and closures or sales of non-strategic businesses in Latin America and the Philippines caused 2000 sales to be $7.7 million lower compared to the prior year.

Second quarter adjusted operating EBITDA was $2.7 million, or approximately 5%, lower than the prior year. The overall decrease reflects substantial margin erosion and higher selling, general and administrative expenses that more than offset the positive impact of increased volume and 1999 acquisitions. The most significant contributors to the overall gross margin erosion were the significant second quarter increase in cost of all three primary raw materials, substantially lower melamine crystal and resin selling prices due to depressed global market conditions, and intensely competitive market conditions in Europe. The higher selling, general and administrative expenses were due primarily to systems implementation costs in Latin America and investments in e-commerce.

Consumer  Adhesives
-------------------

Consumer Adhesives' net sales for the three months ended June 30, 2000 were $50.1 million, an increase of $16.0 million, or approximately 47%, compared to 1999 net sales of $34.1 million for the same period. The increase is attributable to significantly higher volumes from both existing and new products and the May acquisition (See Note 2 to the Condensed Consolidated and Condensed Combined Financial Statements).

Consumer Adhesives' adjusted operating EBITDA for the three months ended June 30, 2000 was $10.6 million, a $2.4 million, or approximately 29%, increase over 1999 adjusted operating EBITDA of $8.2 million for the same period. The increase is primarily due to higher volumes, which were partially offset by higher raw material and distribution costs resulting primarily from higher natural gas and oil costs.

Foods
-----

Foods' sales for the three months ended June 30, 2000 increased $6.5 million, or approximately 6%, to $122.7 million from $116.2 million for the three months ended June 30, 1999. Excluding sales of $4.5 million from divested businesses in 1999, sales from Foods' ongoing businesses increased $11.0, or approximately 10%. The increase was led by growth in sauce volumes due primarily to new product introductions and expanded distribution. In addition, Foods improved sales with the introduction of the new product, It's Pasta Anytime(TM).

Foods' adjusted operating EBITDA declined $13.0 million from $0.5 million in 1999 to a loss of $12.5 million in 2000. The decline in ongoing results was primarily due to significantly higher marketing costs associated with the introduction of new products. These additional costs were partially offset by improved volumes and a reduction in general and administrative expenses due to the absence of implementation costs associated with enterprise-wide information technology systems.

Wise
----

Wise net sales in the second quarter increased $6.4 million, or approximately 11%, to $65.4 million from $59.0 million in the second quarter of 1999. The second quarter net sales increase continues the positive momentum of increased volumes of previous quarters. Adjusted operating EBITDA in the second quarter increased $2.0 million to $4.5 million from $2.5 million in 1999. This improvement was primarily the result of higher volume and lower administrative expenses compared to the same period last year.

Corporate  and  other
---------------------

Corporate and other sales declined $2.6 million for the three months ended June 30, 2000 compared to the prior year due to the divestiture of the infrastructure management services business at the end of February 2000. Adjusted operating EBITDA declined $5.1 million to a loss of $1.0 million in the second quarter of 2000 versus income of $4.1 million in the second quarter of 1999 primarily due to the timing and settlement of various corporate liabilities and expenses.

CONSOLIDATED AND COMBINED SIX MONTHS ENDED JUNE 30, 2000 VERSUS SIX MONTHS ENDED JUNE 30, 1999

Consolidated  Summary
---------------------

Consolidated sales increased $86.4 million, or approximately 13%, to $737.2 million in 2000 from $650.8 million in 1999. The increase in sales is attributed primarily to improved volumes in the Chemical and Consumer Adhesives businesses and the two Chemical acquisitions made in 1999. Adjusted operating EBITDA decreased $4.7 million, or approximately 4%, to $111.8 million in 2000 from $116.5 million in 1999. The decrease is primarily due to the settlement and timing of various corporate liabilities.

Combined  Summary
-----------------

Combined sales increased $109.4 million, or approximately 11%, from $1,015.6 million in 1999 to $1,125.0 million in 2000. The increase is primarily attributed to increased volumes in the Chemical, Consumer Adhesives and Wise businesses. Combined adjusted operating EBITDA decreased $29.4 million, or approximately 24%, from $122.4 million in 1999 to $93.0 million in 2000. In addition to the consolidated factors described above, Foods' comparative results declined primarily due to higher marketing costs associated with the introduction of new products.

Chemical
--------

Chemical sales in 2000 were up $70.0 million, or approximately 12%, from prior year sales of $592.8 million. The most significant items that positively impacted 2000 sales were improved volumes for all business units, primarily in North America, and two acquisitions in the United States and Europe. The most significant items that negatively impacted sales were generally lower pricing, unfavorable currency exchange rates in Latin America, and the prior year exit from certain non-core businesses in the United States, Latin America and the Philippines.

Overall volume improvement of 9%, excluding the effect of acquisitions and strategic realignment activities, had a positive impact on 2000 sales of approximately $75 million, with the largest contributors being the North America forest products resins, UV coatings and melamine crystal businesses. The improved volume in North America forest products resins is driven by continued high demand related to strong housing and construction activity. The improvement in UV coatings reflects continuing growth in demand for optical fiber, while the improvement in melamine crystal reflects increased export sales due to tightening global supply.

The second quarter 1999 acquisition of Spurlock Industries, Inc. in the United States and the third quarter 1999 acquisition of Blagden Chemicals, Ltd. in Europe contributed incremental 2000 sales of $12.8 million and $30.0 million, respectively.

Generally lower pricing over the first six months negatively impacted 2000 sales by approximately $23 million, and is due primarily to substantially reduced selling prices for melamine crystal and melamine-based resins as well as downward pressure on prices from very competitive market conditions across all businesses. The lower pricing for melamine products reflects the global market imbalance for melamine crystal that worsened throughout 1999 and has persisted through the first half of 2000. A substantial portion of the sales volume, especially for North America forest products, is sold under contracts that provide for monthly or quarterly selling price adjustments based on published cost indices for primary raw materials (i.e. methanol, phenol and urea). During the first quarter of 2000, the costs of these raw materials were generally lower than prior year, and therefore selling prices were generally lower. Although the costs of all three primary raw materials escalated significantly during the second quarter, selling prices did not increase appreciably due to the lag time required for published indices to recognize the increases as well as the contractual requirements that generally provide only for monthly or quarterly price adjustments.

Unfavorable currency exchange rates, due primarily to significant currency devaluation in Ecuador since the end of 1999, had an unfavorable impact on 2000 sales of approximately $11 million.

The 1999 sale of the non-strategic United States molding compounds business and closures or sales of non-strategic businesses in Latin America and the Philippines caused 2000 sales to be $13.5 million lower compared to the prior year.

Year-to-date adjusted operating EBITDA increased $2.9 million or approximately 3%, from 1999. The overall improvement reflects the positive impact of increased volume and the 1999 acquisitions, which were substantially offset by gross margin erosion and higher selling, general and administrative expenses. The most significant contributors to the overall gross margin erosion were substantially lower melamine crystal and resin selling prices due to depressed global market conditions, intensely competitive market conditions in Europe, and the substantial second quarter increase in cost of all three primary raw materials. The higher selling, general and administrative expenses were due primarily to systems implementation costs in Latin America and investments in e-commerce.

Consumer  Adhesives
-------------------

Consumer Adhesives' net sales for the six months ended June 30, 2000 were $72.7 million, an increase of $19.4 million or approximately 36% compared to 1999 net sales of $53.3 million for the same period. The increase is attributable to significantly higher volumes from both existing and new products and the May acquisition (See Note 2 to the Condensed Consolidated and Condensed Combined Financial Statements).

Consumer Adhesives' adjusted operating EBITDA for the six months ended June 30, 2000 was $13.3 million, a $2.3 million or approximately 21% increase over 1999 adjusted operating EBITDA of $11.0 million for the same period. The increase is primarily due to higher volumes, which were partially offset by higher raw material and distribution costs resulting primarily from higher natural gas and oil costs.

Foods
-----

Foods' sales for the six months ended June 30, 2000 were $265.0 million, an increase of $9.2 million or approximately 4%, compared to $255.8 million for the six months ended June 30, 1999. Excluding sales of $10.1 million from divested businesses in 1999, sales from Foods' ongoing businesses increased $19.3 million or approximately 8%. The increase was led by growth in sauce volumes due primarily to new product introductions and expanded distribution. In addition, Foods improved sales with the introduction of the new product, It's Pasta Anytime(TM). These improvements were slightly offset by modest pasta category declines.

Foods' adjusted operating EBITDA declined $28.6 million from income of $2.7 million in 1999 to a loss of $25.9 million in 2000. Excluding the impact of Foods Unaligned businesses sold in 1999 and a $7.5 million gain on the favorable settlement of litigation in 1999, ongoing adjusted operating EBITDA decreased $19.0 million. The decline in ongoing results was primarily due to significantly higher marketing costs associated with the introduction of new products and increased distribution expenses primarily as a result of issues related to the 1999 enterprise-wide systems implementation. These additional costs were partially offset by improved volumes and a reduction in general and administrative expenses due to the absence of enterprise-wide information technology system implementation costs.

Wise
----

Wise year-to-date net sales increased $13.8 million, or approximately 13%, to $122.8 million from $109.0 million in 1999. The net sales increase results from successful, targeted marketing programs against most major classes of trade. Adjusted operating EBITDA in the first half of 2000 improved $3.9 million, to $7.1 million from $3.2 million in 1999. The improvement in operating performance is primarily the result of increased volume and reduced administrative expenses.

Corporate  and  other
---------------------

Corporate and other sales decreased $3.0 million, or approximately 64%, to $1.7 million for the first two quarters of 2000 compared with $4.7 million for the first two quarters of 1999 due to the divestiture of the infrastructure management services business at the end of February 2000. Adjusted operating EBITDA decreased $9.9 million to a loss of $10.1 million in 2000 from a loss of

$0.2 million in 1999. The decline is primarily due to the timing and settlement of various corporate liabilities and expenses.

NON-OPERATING  EXPENSES  AND  INCOME  TAXES
-------------------------------------------

Following is a comparison of non-operating expenses for the three months ended June 30, 2000 and 1999:

----------------------------------------------------------------------------------
                                                      THREE MONTHS ENDED JUNE 30,
                                                     CONSOLIDATED       COMBINED
                                                     ------------    -------------
(Dollars in millions)                                2000    1999    2000     1999
----------------------------------------------------------------------------------
Interest expense                                     $14.6   $15.7   $14.6   $15.8
Affiliated interest expense, net                       4.2     5.2     0.4     1.8
Interest income and other                             (4.6)   (8.9)   (4.6)   (7.9)
Equity in net income of unconsolidated subsidiaries   (0.5)   (1.4)   (0.5)   (1.4)
                                                     -----   ------  ------  -----
                                                     $13.7   $10.6   $ 9.9   $ 8.3
----------------------------------------------------------------------------------


Consolidated non-operating expense increased $3.1 million for the three months ended June 30, 2000 compared with the three months ended June 30, 1999. The increase was primarily attributable to decreased interest income as a result of lower average cash balances in 2000 compared to 1999.

Combined non-operating expense increased by $1.6 million for the three months ended June 30, 2000 compared with the three months ended June 30, 1999. The increase was primarily attributable to decreased interest income due to lower average cash balances in 2000 versus 1999.

Following is a comparison of non-operating expenses for the six months ended June 30, 2000 and 1999.

---------------------------------------------------------------------------------
                                                     SIX MONTHS ENDED JUNE 30,
                                                  CONSOLIDATED        COMBINED
                                                  ------------    ---------------
(Dollars in millions)                             2000    1999      2000     1999
---------------------------------------------------------------------------------
Interest expense                               $ 29.3   $ 31.0   $ 29.3   $ 31.4
Affiliated interest expense, net                  8.3     10.0      0.7      3.5
Interest income and other                       (10.8)   (17.6)   (10.8)   (17.7)
Equity in net (income) loss of unconsolidated
  subsidiaries                                   (0.9)     3.9     (0.9)     3.9
                                                ------   ------   ------   ------
                                               $ 25.9   $ 27.3   $ 18.3   $ 21.1
---------------------------------------------------------------------------------

For the six months ended June 30, 2000, consolidated non-operating expense decreased by $1.4 million compared with the corresponding period in the previous year. The decrease was primarily attributable to equity in net income of unconsolidated subsidiaries in 2000 compared with losses in 1999 and a reduction in total interest expense due to credit line arrangement fees being fully amortized at December 31, 1999, substantially offset by decreased interest income as a result of lower average cash balances in 2000 compared to 1999.

For the six months ended June 30, 2000, combined non-operating expense decreased by $2.8 million compared with the corresponding period in the prior year. The decrease was primarily attributable to equity in net income of unconsolidated subsidiaries compared with losses in 1999 and a reduction in total interest expense due to credit line arrangement fees being fully amortized at December 31, 1999, substantially offset by decreased interest income and other as a result of lower average cash balances in 2000 compared to 1999.

Following is a comparison of income taxes for the three and six months ended June 30, 2000 and 1999:

--------------------------------------------------------------------------------
                                            THREE MONTHS ENDED JUNE 30,
                                   CONSOLIDATED                 COMBINED
                                 -----------------         ---------------------
(Dollars in millions)             2000       1999           2000          1999
--------------------------------------------------------------------------------
Income tax expense              $13.8       $12.9         $(59.4)        $26.3
Effective tax rate                53%         36%            N/M           63%
--------------------------------------------------------------------------------

The 2000 consolidated effective tax rate reflects the establishment of a valuation reserve on foreign tax credits generated in 1999 and 1998. These credits are no longer likely to be utilized by the Company as a consequence of a settlement resolving federal examination issues for the years 1996 and 1997. See also Note 3 to the Condensed Consolidated and Condensed Combined Financial Statements.

The 2000 combined effective tax rate includes the above for consolidated and, as a result of a settlement reached with the Internal Revenue Service, the 2000 combined tax rate reflects amounts related to the divestiture of certain businesses of the Combined Companies that are no longer considered necessary.
These amounts are included in combined but not in consolidated tax expense because combined does not reflect the sale of Foods as a discontinued operation. (See also Note 3 to the Condensed Consolidated and Condensed Combined Financial Statements). The combined effective tax rate for 1999 reflects the tax effect of the disposal of Foods' Chinese subsidiary, which had substantial differences in its net book value and tax basis.

--------------------------------------------------------------------------------
                                            SIX MONTHS ENDED JUNE 30,
                                 CONSOLIDATED                     COMBINED
                              ----------------              --------------------
(Dollars in millions)          2000       1999               2000        1999
--------------------------------------------------------------------------------
Income tax expense            $21.2      $19.1             $(57.5)      $33.9
Effective tax rate              46%        35%                N/M         53%
--------------------------------------------------------------------------------

The 2000 consolidated effective tax rate reflects the establishment of a valuation reserve on foreign tax credits generated in 1999 and 1998. These credits are no longer likely to be utilized by the Company as a consequence of a settlement resolving federal examination issues for the years 1996 and 1997. See also Note 3 to the Condensed Consolidated and Condensed Combined Financial Statements.

The 2000 combined effective tax rate includes the above for consolidated, and as a result of a settlement reached with the Internal Revenue Service, the 2000 combined tax rate reflects amounts related to the divestiture of certain businesses of the Combined Companies that are no longer considered necessary.
These amounts are included in combined but not in consolidated tax expense because combined does not reflect the sale of Foods as a discontinued operation. (See also Note 3 to the Condensed Consolidated and Condensed Combined Financial Statements). The combined effective tax rate for 1999 reflects the tax effect of the disposal of Foods' Chinese subsidiary, which had substantial differences in its net book value and tax basis.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

Operating  Activities
---------------------
Consolidated cash provided by operating activities of $26.6 million for the six months ended June 30, 2000 was $3.3 million less than the $29.9 million in 1999. Significant fluctuations from prior year include lower adjusted operating EBITDA in 2000 of $4.7 million, a $14.6 million increase in accounts receivable primarily for Consumer Adhesives due to higher sales volumes, and higher inventory balances of $6.2 million primarily in the Chemical business as a result of an increase in raw material prices. These increased outflows were substantially offset by a $11.5 million increase in the Company's trade payables primarily due to the timing of payments, decreased net interest and tax payments of $2.4 million and the absence of a 1999 payment of approximately $13.0 million to settle certain long-term disability claims.

Combined operating activities provided cash of $35.4 million for the six months ended June 30, 2000 compared to $24.8 million in 1999, an improvement of $10.6 million. Consolidated activity discussed above was more than offset by improved accounts receivable cash flows of $20.0 million due primarily to the absence of 1999 collection issues associated with Foods' systems implementations, improved cash flows of $5.6 million primarily due to Wise's timing of trade payments, the absence of a $6.7 million payment made by Foods in 1999 to settle litigation, and the absence of 1999 payments of $3.7 million related to the divestiture of Foods' Unaligned businesses. These improvements were partially offset by a reduction in adjusted operating EBITDA of $17.2 million, excluding a Foods 1999 $7.5 million favorable litigation settlement, and increased net interest and tax payments of $6.9 million.

Investing  Activities
---------------------

Consolidated investing activities used $170.3 million in the first two quarters of 2000 versus $65.9 million in the first two quarters of 1999. The increase of $104.4 million primarily represents the $50.0 million purchase of receivables from World Kitchen, Inc., an affiliate of the Company, the acquisition made by Consumer Adhesives for $88.0 million (see Note 2 to the Condensed Consolidated and Condensed Combined Financial Statements), compared to the 1999 Spurlock acquisition for $40.2 million, and increased capital expenditures in 2000 of $17.6 million primarily for Chemical plant expansions. These outflows were partially offset by additional proceeds from the sale of assets of $6.9 million (see Note 2 to the Condensed Consolidated and Condensed Combined Financial Statements).

Combined cash used by investing activities in the first two quarters of 2000 was $199.7 million versus $71.2 million in 1999. In addition to the above, the $128.5 million increase includes the absence of $16.5 million of proceeds from the 1999 sale of Foods Unaligned businesses.

Financing  Activities
---------------------

Consolidated financing activities used $19.5 million in 2000 compared to $56.1 million in 1999. The $36.6 million improvement is primarily due to long-term debt borrowings of $48.0 million and short-term debt borrowings of $13.2 million versus 1999 repayments of $6.0 million. These inflows were partially offset by a $10.3 million repayment of Industrial Bonds, higher common stock dividends paid of $12.6 million and the distribution of $10.3 million in cash temporarily held by the infrastructure management services business for the benefit of its customers. The $10.3 million distribution represents payroll related withholdings for which the infrastructure management services business was liable when the business was distributed to the Company's parent (see Note 5 to the Condensed Consolidated and Condensed Combined Financial Statements).

Combined financing activities used $5.7 million in 2000 compared to $45.6 million in 1999. The improvement of $39.9 million primarily reflects the Consolidated factors discussed above.

RECENT  ACCOUNTING  PRONOUNCEMENTS
----------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires all derivatives be measured at fair value and recorded on a company's balance sheet as an asset or a liability, depending on the company's underlying rights or obligations associated with the derivative instrument. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instrument and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133." This statement defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issues SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is an amendment of SFAS No. 133. SFAS No. 138 addresses a limited number of implementation issues resulting from the application of SFAS No. 133. The Company and Combined Companies continue to investigate the impact of these pronouncements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 - Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Registrants must comply with the SAB no later than the fourth quarter of 2000. Application of the guidance in this SAB will not have a material impact on the financial statements of the Company or Combined Companies.

In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives", which addresses the recognition, measurement and income statement classification for sales incentives offered to customers. All provisions of the EITF are required to be reflected no later than the fourth quarter of 2000. The Company and Combined Companies are in the process of accumulating and evaluating the information required to comply with this EITF issue, but do not expect reported financial results will be significantly impacted.

FORWARD-LOOKING  AND  CAUTIONARY  STATEMENTS
--------------------------------------------

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

PART  II

Item  1:  LEGAL  PROCEEDINGS

A private action against the Company and numerous other defendants, which was pending in Los Angeles, California state court in connection with a landfill site in Monterey Park, California, was settled in April 2000 with the Company paying less than $0.1 million.

There have been no material developments in the other ongoing legal proceedings that are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

The Company is involved in other litigation throughout the United States, which is considered to be in the ordinary course of the Company's business.

The Company believes, based on the information it presently possesses, and taking into account its established reserves for estimated liability and its insurance coverages, that the ultimate outcome of the foregoing proceedings is unlikely to have a materially adverse effect on the Company's financial statements.

Item  6:     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES, AND REPORTS ON FORM 8-K

a.     Exhibits

       (27)   Financial  Data  Schedule

b.     Financial  Statement  Schedules

Included are the separate condensed financial statements of Foods Holdings and Wise Holdings filed in accordance with rule 3-10 of Regulation S-X. Foods Holdings and Wise Holdings are guarantors of the Company's credit facility and all of the Company's outstanding publicly held debt.

c.     Reports  on  Form  8-K

There  were  no  reports  on  Form 8-K issued during the second quarter of 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             BORDEN,  INC.

Date  August  14,   2000                     By /s/ William H. Carter
                                                ----------------------
                                             William  H.  Carter
                                             Executive  Vice  President  and
                                             Chief  Financial  Officer
                                             (Principal  Financial  Officer  and
                                             Principal  Accounting  Officer)

BORDEN  FOODS  HOLDINGS  CORPORATION

CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
FOR  THE  THREE  AND  SIX  MONTHS  ENDED
JUNE  30,  2000  AND  1999








































































                                                BFH 1

------------------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
AND  COMPREHENSIVE  INCOME  (UNAUDITED)

BORDEN  FOODS  HOLDINGS  CORPORATION
                                                                        Three Months Ended       Six Months Ended
(In thousands except per share and share amounts)                               June 30,             June 30,

                                                                          2000       1999        2000       1999
------------------------------------------------------------------------------------------------------------------
Net sales                                                               $122,636   $116,202   $ 264,957   $255,823
Cost of goods sold                                                        64,675     58,767     136,010    127,762
                                                                        ---------  ---------  ----------  ---------

Gross margin                                                              57,961     57,435     128,947    128,061
                                                                        ---------  ---------  ----------  ---------

Distribution expense                                                      11,073      9,270      22,634     18,854
Marketing expense                                                         52,902     34,028     118,413     89,486
General & administrative expense                                          14,227     19,496      28,765     28,235
Gain on divestiture of businesses                                              -    (10,383)          -    (13,471)
                                                                        ---------  ---------  ----------  ---------

Operating (loss) income                                                  (20,241)     5,024     (40,865)     4,957
                                                                        ---------  ---------  ----------  ---------

Interest income, net                                                      (4,289)    (3,436)     (8,625)    (6,674)
Other income, net                                                              -       (128)          -       (323)
                                                                        ---------  ---------  ----------  ---------

(Loss) income before income tax                                          (15,952)     8,588     (32,240)    11,954
Income tax (benefit) expense                                              (6,038)    13,885     (12,138)    14,871
                                                                        ---------  ---------  ----------  ---------

Loss before cumulative effect of accounting change                        (9,914)    (5,297)    (20,102)    (2,917)
Cumulative effect of accounting change, net of tax                             -          -           -     (2,806)
                                                                        ---------  ---------  ----------  ---------

Net loss                                                                  (9,914)    (5,297)    (20,102)    (5,723)

Affiliate's share of income                                                    9        656         123       (174)
                                                                        ---------  ---------  ----------  ---------

Net loss applicable to common stock                                     $ (9,905)  $ (4,641)  $ (19,979)  $ (5,897)
                                                                        =========  =========  ==========  =========

Comprehensive loss (Note 5)                                             $ (9,810)  $ (4,225)  $ (21,851)  $ (7,438)
                                                                        =========  =========  ==========  =========


Basic and diluted loss per common share                                 $(99,050)  $(46,410)  $(199,790)  $(58,970)

Average number of common shares outstanding
  during the period                                                          100        100         100        100
------------------------------------------------------------------------------------------------------------------

See accompanying Notes to the Condensed Consolidated Financial Statements.


























                                                     BFH 2

-------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)

BORDEN  FOODS  HOLDINGS  CORPORATION

(In  thousands)
                                                                              June 30,    December 31,
ASSETS                                                                          2000          1999
-------------------------------------------------------------------------------------------------------
  CURRENT ASSETS
    Cash and equivalents                                                     $ 244,466   $     266,825
    Accounts receivable (less allowance for doubtful
      accounts of $1,478 and $1,317, respectively)                              36,446          55,201
    Other receivables                                                            2,109           3,947
    Inventories:
      Finished and in-process goods                                             52,681          48,066
      Raw materials and supplies                                                16,610          30,089
    Deferred income taxes                                                       13,840          15,383
    Amounts due from affiliates                                                  1,513           2,833
    Other current assets                                                         4,280           5,013
                                                                             ----------      ---------
                                                                               371,945         427,357

  OTHER ASSETS                                                                  10,191          10,819

  PROPERTY AND EQUIPMENT
    Land                                                                         9,600           9,542
    Buildings                                                                   39,404          40,763
    Machinery and equipment                                                    207,823         190,679
                                                                             ----------      ---------
                                                                               256,827         240,984
    Less accumulated depreciation                                              (71,762)        (64,462)
                                                                             ----------      ---------
                                                                               185,065         176,522

  INTANGIBLES
    Goodwill                                                                    10,849          11,006
    Trademarks and other intangibles                                           107,142         108,496
                                                                             ----------      ---------
                                                                               117,991         119,502
                                                                             ----------      ---------

  TOTAL ASSETS                                                               $ 685,192      $  734,200
                                                                             ==========      ==========
-------------------------------------------------------------------------------------------------------
See accompanying Notes to the Condensed Consolidated Financial Statements.




































                                                      BFH 3

------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)

BORDEN  FOODS  HOLDINGS  CORPORATION

(In  thousands  except  per  share  and  share  amounts)
                                                                                June 30,   December 31,
LIABILITIES AND SHAREHOLDER'S EQUITY                                              2000          1999
------------------------------------------------------------------------------------------------------
  CURRENT LIABILITIES
    Accounts and drafts payable                                              $      34,109     46,858
    Accrued customer allowances                                                     18,901     17,781
    Debt payable within one year                                                       564        346
    Loans due to affiliates                                                          3,263      2,513
    Income tax payable                                                              10,378     20,594
    Other amounts due to affiliates                                                    825        789
    Other current liabilities                                                       42,381     50,596
                                                                             -------------  ---------
                                                                                   110,421    139,477

  OTHER LIABILITIES
    Long-term debt                                                                   2,927      3,033
    Deferred income taxes                                                           14,017     34,585
    Other long-term liabilities                                                     24,008     22,820
                                                                             -------------  ---------
                                                                                    40,952     60,438

  COMMITMENTS AND CONTINGENCIES (NOTE 8)

  SHAREHOLDER'S EQUITY
    Common stock - $0.01 par value; 100 shares
      authorized, issued, and outstanding                                               -          -
    Paid in capital                                                                427,202    405,817
    Shareholder's investment in affiliates                                          66,149     66,272
    Accumulated translation adjustments                                             (4,877)    (3,128)
    Retained earnings                                                               45,345     65,324
                                                                             --------------  ---------
                                                                                   533,819    534,285
                                                                             --------------  ---------

  TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                 $     685,192   $734,200
                                                                             ==============  =========
------------------------------------------------------------------------------------------------------
See accompanying Notes to the Condensed Consolidated Financial Statements.






































                                                     BFH 4

------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)

BORDEN  FOODS  HOLDINGS  CORPORATION
                                                                              Six Months Ended
(In thousands)                                                                   June 30,
                                                                             2000       1999
------------------------------------------------------------------------------------------------
  CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
    Net loss                                                                $(20,102)  $ (5,723)
    Adjustments to reconcile net loss
    to net cash from (used in) operating activities:
       Depreciation and amortization                                          13,224      9,138
       Deferred tax provision                                                  2,360      6,159
       Gain on divestiture of businesses                                           -    (13,471)
    Net change in assets and liabilities:
       Accounts receivable                                                    18,755     (2,857)
       Other receivables                                                       1,838      3,331
       Inventories                                                             8,864      9,749
       Accounts and drafts payable                                           (12,749)   (10,705)
       Accrued customer allowances                                             1,120     (4,662)
       Income taxes                                                           (9,356)    21,097
       Other amounts due to/from affiliates                                    1,356     (1,905)
       Other current assets and liabilities                                   (5,555)   (13,235)
       Other assets and liabilities                                              423     (5,229)
                                                                            ---------  ---------
                                                                                 178     (8,313)
                                                                            ---------  ---------

  CASH FLOWS USED IN INVESTING ACTIVITIES
    Capital expenditures                                                     (23,505)   (23,112)
    Proceeds from the sale of fixed assets                                         -      4,627
    Proceeds from the sale of businesses                                           -     16,588
                                                                            ---------  ---------
                                                                             (23,505)    (1,897)
                                                                            ---------  ---------

  CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
    Net short-term debt payments                                                 218     (5,169)
    Proceeds from loans payable to affiliate                                     750      2,968
                                                                            ---------  ---------
                                                                                 968     (2,201)
                                                                            ---------  ---------

  DECREASE IN CASH AND EQUIVALENTS                                           (22,359)   (12,411)

  CASH AND EQUIVALENTS AT BEGINNING
    OF PERIOD                                                                266,825    300,104
                                                                            ---------  ---------

  CASH AND EQUIVALENTS AT END
    OF PERIOD                                                               $244,466   $287,693
                                                                            =========  =========
------------------------------------------------------------------------------------------------
See accompanying Notes to the Condensed Consolidated Financial Statements.


























                                           BFH 5

------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (CONTINUED)

BORDEN  FOODS  HOLDINGS  CORPORATION
                                                                               Six Months Ended
(In thousands)                                                                    June 30,
                                                                               2000      1999
------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid (received):
    Interest                                                                 $   (24)  $    340
    Taxes, net of refunds                                                     (6,210)   (14,888)


 ------------------------------------------------------------------------------------------------
See accompanying Notes to the Condensed Consolidated Financial Statements.
































































                                                         BFH 6

------------------------------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENT  OF  SHAREHOLDER'S  EQUITY  (UNAUDITED)

BORDEN  FOODS  HOLDINGS  CORPORATION

(In  thousands)
------------------------------------------------------------------------------------------------------------------------------
                                                               Shareholder's   Accumulated
                                               Paid in          Investment     Translation       Retained
                                               Capital         in Affiliate    Adjustments       Earnings           Total
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                    $405,817         $66,272         $(3,128)         $65,324          $534,285
------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                          (20,102)          (20,102)

Foreign currency translation adjustments                                          (1,749)                            (1,749)

Affiliate's share of income                                         (123)                             123                 -

Increase in tax basis related to finalization
  of purchase price allocation                    21,385                                                             21,385
------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000                        $427,202         $66,149         $(4,877)         $45,345          $533,819
------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to the Condensed Consolidated Financial Statements.























































                                        BFH 7
BORDEN  FOODS  HOLDINGS  CORPORATION
NOTES  TO  THE  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
(Dollars  in  thousands)


1.  NATURE  OF  OPERATIONS

Borden Foods Holdings Corporation ("Foods Holdings"), a wholly owned subsidiary of Borden Foods Holdings, LLC ("LLC"), owns approximately 98% of Borden Foods Corporation ("BFC"). The remaining interest in BFC is owned directly by LLC. BFC is a manufacturer and distributor of a variety of food products worldwide, including pasta, pasta sauce, soups and bouillon. At June 30, 2000, BFC's operations included 8 production facilities, 4 of which are located in the United States. The remaining facilities are located in Canada and Italy.


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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Registrants must comply with the SAB no later than the fourth quarter of 2000. Application of the guidance in this SAB will not have a material impact on the financial statements of BFC.






























                                               BFH 8

In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives", which addresses the recognition, measurement and income statement classification for sales incentives offered to customers. All provisions of the EITF are required to be reflected no later than the fourth quarter of 2000. BFC is in the process of accumulating and evaluating the information required to comply with this EITF issue, but does not expect reported financial results to be significantly impacted.

Certain prior year amounts have been reclassified to conform to the 2000 presentation.


3.  DIVESTED  BUSINESSES

During the first quarter of 1999, BFC received proceeds of $9,476 for working capital settlements on the sale of KLIM, and reduced current liabilities by $2,012, as costs were lower than previously estimated.

During the second quarter of 1999, BFC sold the milk powder business located in China to Royal Numico. The sale generated proceeds of $7,112, resulting in a pre-tax gain of $10,838 and an after tax gain of $3,528. BFC had previously elected to exit the milk powder business and sold significant operations, excluding China, to Nestle, S.A. in 1998. At that time, BFC established divestiture reserves of $4,289 for costs to close operations in China, and recorded $12,794 to write-down assets to estimated net realizable value. As a result of the sale, certain remaining liabilities for closure costs of $3,112 were no longer required.

Activities related to the divestiture reserves during the three and six months ended June 30, 2000, which were recorded in other current liabilities, were as follows:

------------------------------------------------------------------------------
                                           Business &      Selling,
                           Work-Force     Contractual      Legal &
                          Reductions(1)   Obligations(2)   Other(3)     TOTAL
------------------------------------------------------------------------------
Balance at December 31, 1999  $ 1,351         $8,270       $1,337      $10,958

Utilized                       (1,105)          (672)        (420)      (2,197)
                             -------------------------------------------------
Balance at March 31, 2000     $   246         $7,598         $917       $8,761

Utilized                         (193)           (40)           -         (233)
                             -------------------------------------------------
Balance at June 30, 2000      $    53         $7,558         $917       $8,528
                             =================================================
------------------------------------------------------------------------------

(1)  Includes  severance  and  other  employee  related  benefits.
(2) Includes charges related to the termination of leases, distributor arrangements, and other contractual agreements.
(3) Includes selling and legal fees, facility closings, and other miscellaneous costs.
------------------------------------------------------------------------------

4.  AFFILIATE'S  SHARE  OF  INCOME

In accordance with BFC Investment LP's limited partnership agreement with BFC and LLC, LLC was allocated an affiliate's share of income (see accompanying condensed consolidated statements of operations) of $123 and ($174) during the first six months of 2000 and 1999, respectively.


















                                       BFH 9
5.  COMPREHENSIVE  INCOME

Comprehensive  income  was  computed  as  follows:

---------------------------------------------------------------------------------
                             Three months ended June 30, Six months ended June 30,
                                    2000      1999              2000       1999
                                  --------  --------          ---------  --------
Net income                        $(9,914)  $(5,297)          $(20,102)  $(5,723)
Foreign currency translation
  adjustments                         104     1,072             (1,749)   (1,715)
                                  --------  --------          ---------  --------
                                  $(9,810)  $(4,225)          $(21,851)  $(7,438)
                                  ========  ========          =========  ========
---------------------------------------------------------------------------------


6.  RELATED  PARTIES

Borden and a subsidiary of Borden provide certain administrative services to BFC at negotiated fees. These services include processing of payroll, active and retiree group insurance claims, securing insurance coverage for catastrophic claims, and information systems support. BFC also reimburses the Borden subsidiary for payments for general disbursements and post-employment benefit claims. The amount owed by BFC for reimbursement of payments, services, and other liabilities was $606 at June 30, 2000 and $777 at December 31, 1999.

During the first quarter of 2000, the subsidiary of Borden was sold to a third party. The third party continues to provide services that include processing of payroll, active and retiree group insurance claims, and securing insurance coverage for catastrophic claims. Subsequent to the sale of the subsidiary, fees for these services were no longer considered affiliate charges.

Eligible U.S. employees are provided employee pension benefits under the Borden domestic pension plan to which BFC contributes, and can participate in the Borden retirement savings plan. BFC has recognized expenses associated with these benefits, certain of which are determined by Borden's actuary. The liabilities for these obligations are included in BFC's financial statements.

The following summarizes the affiliate charges for the three and six months ended June 30, 2000 and 1999:

--------------------------------------------------------------------------------
                             Three months ended            Six months ended
                                 June  30,                     June  30,
                              2000    1999                  2000    1999
                             ------  ------                ------  -------
Employee benefits            $1,115  $  678                $2,022  $ 1,363
Group and general insurance       -     841                   626    2,091
Administrative services       1,022   4,078                 2,505    7,407
                             ------  ------                ------  -------
                             $2,137  $5,597                $5,153  $10,861
                             ======  ======                ======  =======
--------------------------------------------------------------------------------



BFC performs certain administrative services on behalf of other Borden affiliates. These services include customer service, purchasing and quality assurance. BFC charged affiliates $250 and $168 for such services for the three months ended June 30, 2000 and 1999, respectively, and $372 and $405 for such services for the six months ended June 30, 2000 and 1999, respectively. The receivable for these services was $938 at June 30, 2000 and $972 at December 31, 1999.















                                     BFH 10
BFC invests cash not used in operations with Borden. BFC's investment balance was $219,450 at June 30, 2000 and $234,550 at December 31, 1999. The funds are invested overnight earning a rate set by Borden that generally approximates money market rates. BFC earned interest income of $4,014 and $3,402 on these funds for the three months ended June 30, 2000 and 1999, respectively, and $7,992 and $6,659 for the six months ended June 30, 2000 and 1999, respectively. Amounts receivable for interest were $575 and $1,861 at June 30, 2000 and December 31, 1999, respectively.

Borden continues to provide executive, financial and strategic management to BFC for which it charges a quarterly fee of $250.

BFC has borrowed funds from LLC for use in operations at a variable interest rate of approximately 5.7%. Loans payable to LLC were $3,263 and $2,513 as of June 30, 2000 and December 31, 1999, respectively.

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














































                                     BFH 11
WISE  HOLDINGS,  INC.  AND  SUBSIDIARIES


CONDENSED  CONSOLIDATED  FINANCIAL
STATEMENTS  FOR  THE  SIX  MONTHS  ENDED
JUNE  30,  2000  AND  1999
















































































                                             WH 1

---------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (UNAUDITED)
WISE  HOLDINGS,  INC.  AND  SUBSIDIARIES

                                                        THREE MONTHS ENDED
                                                              JUNE 30,
(In thousands except per share amounts)                      2000     1999
---------------------------------------------------------------------------
Net sales                                                 $65,476  $59,016
Cost of goods sold                                         40,565   36,572
                                                          -------  -------

Gross margin                                               24,911   22,444

Distribution expense                                        7,879    7,260
Marketing expense                                          10,235    8,661
General & administrative expense                            4,092    5,488
                                                          -------  -------

Operating income                                            2,705    1,035

Interest expense                                              155      166
Other expense                                                  21      133
                                                          -------  -------

Income before income taxes                                  2,529      736

Income tax expense                                            963      311
                                                          -------  -------

Net income                                                $ 1,566  $   425
                                                          =======  =======

Per Share Data
--------------

Basic and diluted income per common share                 $ 22.37  $  6.07
Average number of common shares outstanding
       during the period                                       70       70

---------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements








































                                      WH 2

------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (UNAUDITED)
WISE  HOLDINGS,  INC.  AND  SUBSIDIARIES

                                                             SIX MONTHS ENDED
                                                                  JUNE 30,
(In thousands except per share amounts)                        2000      1999
------------------------------------------------------------------------------
Net sales                                                  $122,677  $108,972
Cost of goods sold                                           75,867    67,987
                                                           --------  ---------

Gross margin                                                 46,810    40,985

Distribution expense                                         15,687    14,025
Marketing expense                                            19,339    16,797
General & administrative expense                              8,279     9,863
                                                           --------  ---------

Operating income                                              3,505       300

Interest expense                                                271       285
Other expense                                                    18       175
                                                           --------  ---------

Income (loss) before income taxes                             3,216      (160)

Income tax expense (benefit)                                  1,232       (24)
                                                           --------  ---------

Net income (loss)                                          $  1,984  $   (136)
                                                           ========  =========

Per Share Data
--------------

Basic and diluted income (loss) per common share           $  28.34  $  (1.94)
Average number of common shares outstanding
       during the period                                         70        70

------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements







































                                      WH 3

-----------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)
WISE  HOLDINGS,  INC.  AND  SUBSIDIARIES

(In  thousands)

                                                            JUNE 30,   DECEMBER 31,
ASSETS                                                        2000         1999
-----------------------------------------------------------------------------------
CURRENT ASSETS
 Cash and equivalents                                       $   2,613  $    2,072
 Accounts receivable (less allowance for doubtful accounts
  of $2,444 and $2,261, respectively)                          24,199      22,690
 Affiliated receivables                                           106           1
 Inventories:
  Finished goods                                                4,862       3,942
  Raw materials and supplies                                    3,532       3,883
 Deferred income taxes, net                                     1,598       1,923
 Prepaid and other current assets                               4,805       3,668
                                                            ---------  ----------
                                                               41,715      38,179
                                                            ---------  ----------

PROPERTY AND EQUIPMENT
 Land                                                           1,434       1,412
 Buildings and improvements                                     6,513       6,103
 Machinery and equipment                                       54,072      51,185
                                                            ---------  ----------
                                                               62,019      58,700
 Less accumulated depreciation                                 28,145      24,949
                                                            ---------  ----------
                                                               33,874      33,751
                                                            ---------  ----------

INTANGIBLES AND OTHER ASSETS
 Trademarks (net of accumulated
  amortization of $2,585 and $2,350, respectively)             16,226      16,461
 Other assets                                                     930         836
                                                            ---------  ----------
                                                               17,156      17,297
                                                            ---------  ----------


TOTAL ASSETS                                                $  92,745  $   89,227
                                                            =========  ==========
-----------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements


































                                     WH 4

---------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)
WISE  HOLDINGS,  INC.  AND  SUBSIDIARIES

(In  thousands)
                                                            JUNE 30,  DECEMBER 31,
LIABILITIES AND SHAREHOLDER'S EQUITY                          2000        1999
---------------------------------------------------------------------------------
CURRENT LIABILITIES
 Debt payable within one year                              $ 3,900     $ 6,566
 Accounts and drafts payable                                18,030      12,996
 Affiliated payables                                           131         238
 Accrued liabilities                                        13,102      13,662
                                                           -------     -------
                                                            35,163      33,462
                                                           -------     -------
OTHER LIABILITIES
 Deferred income taxes, net                                    582       1,539
 Non-pension postemployment
   benefit obligations                                      10,210      10,101
 Affiliated employee benefit obligation                      3,351       2,818
 Other long-term liabilities                                   442         333
 Minority interest                                           1,164       1,125
                                                           -------     -------
                                                            15,749      15,916
                                                           -------     -------



COMMITMENTS AND CONTINGENCIES (NOTE 6)

SHAREHOLDER'S EQUITY
 Common stock - $0.01 par value
  70 shares authorized,
  issued and outstanding                                         -           -
 Preferred stock - $0.01 par value
  30 shares authorized,
  none issued and outstanding                                    -           -
 Paid in capital                                            34,980      34,980
 Retained earnings                                           6,853       4,869
                                                           -------     -------
                                                            41,833      39,849
                                                           -------     -------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                 $92,745     $89,227
                                                           =======     =======

---------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements

































                                        WH 5

------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)
WISE  HOLDINGS,  INC.  AND  SUBSIDIARIES

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
(In thousands)                                                2000       1999
------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
 Net income (loss)                                         $ 1,984   $  (136)
 Adjustments to reconcile net income (loss) to net cash
   from operating activities
  Minority interest's share in income (loss)                    39        (1)
  Depreciation                                               3,421     2,903
  Amortization                                                 235       235
  Other non-cash                                               128       160
 Net change in assets and liabilities:
  Accounts receivable                                       (1,692)      366
  Affiliated receivables                                      (105)      (89)
  Inventories                                                 (569)      790
  Prepaid and other current assets                            (812)      (27)
  Other assets                                                 (94)       42
  Accounts and drafts payable                                5,034       652
  Affiliated payables                                         (107)     (107)
  Accrued liabilities                                         (560)   (1,977)
  Post-employment benefits other than pensions                 109        16
  Affiliated employee benefit obligation                       533       394
  Other long-term liabilities                                 (848)     (186)
                                                           --------  --------
                                                             6,696     3,035
                                                           --------  --------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
 Capital expenditures                                       (3,697)   (5,250)
 Proceeds from sales of equipment                              208        18
                                                           --------  --------
                                                            (3,489)   (5,232)
                                                           --------  --------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
 Long-term borrowings                                            -     2,450
 Repayment of short-term borrowings                         (2,666)      (61)
                                                           --------  --------
                                                            (2,666)    2,389
                                                           --------  --------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                    541       192
Cash and equivalents at beginning of period                  2,072     2,610
                                                           --------  --------
Cash and equivalents at end of period                      $ 2,613   $ 2,802
                                                           ========  ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid for interest:                                    $   228   $   345
 Cash paid for taxes:                                          956       101
------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements

























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


2.     NATURE  OF  OPERATIONS

Wise is a producer and distributor of salty snacks in the eastern United States. Wise's product line includes potato chips, cheese flavored baked and fried corn snacks, pretzels, tortilla chips, corn chips, onion rings, pork rinds and other assorted snacks. Wise markets its products under the brand names of WISE(R), CHEEZ DOODLE(R), QUINLAN(R), NEW YORK DELI(R), KRUNCHERS!(R), BRAVO(R), MOORE'S(R) AND WISE CHOICE(TM). Wise manufactures and distributes primarily in the eastern United States. Wise's products are distributed through both independent and company-owned distribution networks.


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


























                                  WH 7

The condensed consolidated financial statements of Wise collectively include the financial position of Wise Holdings, Inc. and subsidiaries as of June 30, 2000 and December 31, 1999. These financial statements also include the statements of operations of Wise for the three and six months ended June 30, 2000 and 1999 and cash flows of Wise for the six months ended June 30, 2000 and 1999. These unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results for the interim periods presented.

Per  Share  Information
-----------------------
Basic and diluted earnings (loss) per common share at June 30, 2000 and 1999 is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period ended June 30, 2000 and 1999, respectively.

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 - Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Registrants must comply with the SAB no later than the fourth quarter of 2000. Application of the guidelines in this SAB will not have material impact on the financial statements of Wise.

In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives", which addresses the recognition, measurement and income statement classification for sales incentives offered to customers. All provisions of the EITF are required to be reflected no later than the fourth quarter of 2000. Wise is in the process of accumulating and evaluating the information required to comply with this EITF issue, which is not expected to have a material impact on reported net income, however may result in an income statement reclassification of previously reported amounts.



























                                      WH8

4.   ACCRUED  LIABILITIES

Accrued  liabilities  were  as  follows:
--------------------------------------------------------------------
                                     June 30,          December 31,
                                        2000                   1999
                                     -------                -------
Compensation                         $ 1,444                $ 2,670
General insurance                      4,445                  4,820
Advertising and promotion              3,139                  3,800
Other                                  4,074                  2,372
                                     -------                -------
Total                                $13,102                $13,662
                                     -------                -------
--------------------------------------------------------------------

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

In December 1999, Wise entered into a new revolving loan agreement, which provided for a revolving facility of up to $15 million maturing in December 2000 at a variable interest rate equal to LIBOR borrowings plus between 75 and 175 basis points calculated using a debt to earnings ratio schedule. Wise had $3,900 and $6,450 of borrowings under this revolving agreement at June 30, 2000 and December 31, 1999, respectively. A commitment fee between 0.15% and 0.35% is paid on the unused portion of the revolving loan based on the same debt to earnings ratio schedule.

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

NON  AFFILIATED:

Wise enters into unsecured agreements with a third party to finance insurance premiums. Total borrowings under these agreements were $0 and $116 at June 30, 2000 and December 31, 1999, respectively.





















                                     WH 9


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

Borden  provides  certain  administrative  services  to Wise at negotiated fees.
These services include: processing of payroll as well as active and retiree group insurance claims and securing insurance coverage for catastrophic claims. Wise reimburses the Borden subsidiary for payments for general disbursements and general and group insurance and retirement benefit claims. The amount owed by Wise for these services is included in affiliated payables and was $131 and $238 at June 30, 2000 and December 31, 1999, respectively.

In the first quarter of 2000, a subsidiary of Borden that provided certain affiliated services was sold to a third party. The third party continues to provide these services that include payroll processing and group insurance claims. Subsequent to the sale of the subsidiary, fees for these services were no longer considered affiliate charges.

In the second quarter of 2000, Wise began using a third party to provide certain information system services that had previously been provided by a subsidiary of Borden. Subsequent to the change in vendors, fees for these services were no longer considered affiliate charges.



































                                WH 10

The  following  table  summarizes  the  costs  to  Wise:

---------------------------------------------------------------------------------
                                   Qtr ended June 30,   Six months ended June 30,
                                    2000        1999           2000         1999
                                   -----       -----         ------       ------
Employee benefits                   $326       $ 431         $  713       $  843
Group and general insurance           12         219            289          652
Information services                  12         152            188          281
Corporate staff departments
  and overhead                       151         136            288          384
                                   -----       -----         ------       ------
                                    $501       $ 938         $1,478       $2,160
                                   =====       =====         ======       ======
---------------------------------------------------------------------------------



Wise also invests excess cash with Borden in one-day investments that totaled $1,200 and $1,150 at June 30, 2000 and December 31, 1999, respectively, which is included as a component of cash.




























































                                     WH 11