Form 10-Q
period 2000-09-30
BORDEN INC
filed 2000-11-14
CIK 13239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q



X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
--    EXCHANGE  ACT  OF  1934.

For the quarterly period ended               September  30,  2000
                                             --------------------

Commission file number                       I-71
                                             ----


                                  BORDEN, INC.



          New  Jersey                              13-0511250
   -----------------------                     ------------------
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

Number of shares of common stock, $0.01 par value, outstanding as of the close of business on November 14, 2000: 198,974,994

                                  BORDEN, INC.




INTRODUCTION

The following filing with the Securities and Exchange Commission ("SEC") by Borden, Inc. ("the Company") presents three separate financial statements:
Borden, Inc. Condensed Consolidated Financial Statements, Borden, Inc. and Affiliates Condensed Combined Financial Statements and the Condensed Financial Statements of Borden Foods Holdings Corporation ("Foods Holdings"). The consolidated statements present the Company after the effect of the sales of (i) the Company's former salty snacks business ("Wise") to Wise Holdings and its subsidiaries and (ii) the Company's former domestic and international foods business ("Foods") to Foods Holdings and its subsidiaries, as explained in Note 1 to the consolidated and combined financial statements. The Company and Foods Holdings are controlled by BW Holdings, LLC ("BWHLLC"). The consolidated financial statements are those of the Company, which is the SEC Registrant.

The Borden, Inc. and Affiliates ("the Combined Companies") Condensed Combined Financial Statements are included herein to present the Company on a combined historical basis, including the financial position, results of operations and cash flows of Wise and Foods. The Combined Companies' financial statements are included, supplementally, to present financial information on a basis consistent with that on which credit was originally extended to the Company (prior to push down accounting) and because management of the Company will continue to control significant financial and managerial decisions with respect to Wise Holdings and Foods Holdings. On October 30, 2000, Wise was sold and its financial guarantees ceased (See Note 3). Accordingly, Condensed Financial Statements of Wise Holdings are no longer included in Part II of the Company's quarterly financial filings with the SEC. In accordance with rule 3-10 of Regulation S-X, the Condensed Financial Statements of Foods Holdings are included in Part II of this Quarterly Report on Form 10-Q because Foods Holdings is a guarantor of the Company's credit facility and all of the Company's outstanding publicly held debt.

                                  BORDEN, INC.

                                      INDEX



PART I - FINANCIAL INFORMATION

ITEM 1. BORDEN, INC. ("BORDEN") CONDENSED CONSOLIDATED AND  BORDEN, INC. AND AFFILIATES CONDENSED
    COMBINED FINANCIAL STATEMENTS

 Condensed Consolidated Statements of Operations and Comprehensive Income,
   three months ended September 30, 2000 and 1999. . . . . . . . . . . . . . . . . . . . . . . . . .   4
   nine months ended September 30, 2000 and 1999 . . . . . . . . . . . . . . . . . . . . . . . . . .   6
 Condensed Consolidated Balance Sheets, September 30, 2000 and December 31, 1999 . . . . . . . . . .   8
 Condensed Consolidated Statements of Cash Flows, nine months ended September 30, 2000 and 1999. . .  10
 Condensed Consolidated Statement of Shareholders' Equity, nine months ended September 30, 2000. . .  12
 Condensed Combined Statements of Operations and Comprehensive Income,
   three months ended September 30, 2000 and 1999. . . . . . . . . . . . . . . . . . . . . . . . . .  13
   nine months ended September 30, 2000 and 1999 . . . . . . . . . . . . . . . . . . . . . . . . . .  14
 Condensed Combined Balance Sheets, September 30, 2000 and December 31, 1999 . . . . . . . . . . . .  15
 Condensed Combined Statements of Cash Flows, nine months ended September 30, 2000 and 1999. . . . .  17
 Condensed Combined Statement of Shareholders' Equity, nine months ended September 30, 2000. . . . .  19
 Notes to Condensed Consolidated and Condensed Combined Financial Statements . . . . . . . . . . . .  20


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . .  25


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  36

ITEM 6. EXHIBITS, GUARANTOR FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K. . . . . . . . . .  36

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME  (UNAUDITED)
BORDEN,  INC.
                                                 Three months ended September 30,


(In millions)                                               2000     1999
--------------------------------------------------------------------------------
     Net sales                                             $399.2   $350.7
     Cost of goods sold                                     296.9    241.3
                                                           -------  -------

     Gross margin                                           102.3    109.4
                                                           -------  -------

     Distribution expense                                    15.2     14.4
     Marketing expense                                       27.3     20.6
     General & administrative expense                        42.2     31.1
     Business realignment and asset write-offs                1.8     21.6
                                                           -------  -------

     Operating income                                        15.8     21.7
                                                           -------  -------

     Interest expense                                        17.5     15.6
     Affiliated interest expense, net of affiliated
       interest income of $0.3 in 2000 and 1999               3.9      4.5
     Interest income and other                               (3.6)    (6.5)
     Equity in net income of unconsolidated subsidiaries     (1.6)    (1.3)
                                                           -------  -------

     (Loss) income from continuing operations
       before income tax                                     (0.4)     9.4
     Income tax expense                                       7.6      5.6
                                                           -------  -------

     Net (loss) income                                       (8.0)     3.8

     Preferred stock dividends                              (18.4)   (18.4)
                                                           -------  -------

     Net loss applicable to common stock                   $(26.4)  $(14.6)
                                                           =======  =======

     Comprehensive income (see Note 4)                     $ (9.6)  $  4.9
                                                           =======  =======
--------------------------------------------------------------------------------
See  Notes to Condensed Consolidated and Condensed Combined Financial Statements

-------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED) (CONTINUED)
BORDEN, INC.

                                  Three months ended September 30,


(In millions, except per share data)                2000     1999
-------------------------------------------------------------------
     Basic and Diluted Per Share Data
     --------------------------------

     Net (loss) income                             $(0.04)  $ 0.02
     Preferred stock dividends                      (0.10)   (0.10)
                                                   -------  -------

     Net loss applicable to common stock           $(0.14)  $(0.08)
                                                   =======  =======

     Dividends per common share                    $ 0.06   $ 0.14
     Dividends per preferred share                 $ 0.75   $ 0.75

     Average number of common shares outstanding
       during the period                           199.0    199.0

--------------------------------------------------------------------
See  Notes to Condensed Consolidated and Condensed Combined Financial Statements

--------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)
BORDEN, INC.
                                                        Nine months ended September 30,


(In millions)                                                       2000       1999
--------------------------------------------------------------------------------------
     Net sales                                                    $1,136.4   $1,001.5
     Cost of goods sold                                              811.5      683.0
                                                                  ---------  ---------

     Gross margin                                                    324.9      318.5
                                                                  ---------  ---------

     Distribution expense                                             46.4       40.5
     Marketing expense                                                69.9       56.3
     General & administrative expense                                117.7       87.9
     Net gain on sale of assets                                      (10.3)      (1.8)
     Business realignment and asset write-offs                        13.6       31.6
                                                                  ---------  ---------

     Operating income                                                 87.6      104.0
                                                                  ---------  ---------

     Interest expense                                                 46.8       46.6
     Affiliated interest expense, net of affiliated
       interest income of $0.3 in 2000 and $0.7 in 1999               12.2       14.5
     Interest income and other                                       (14.4)     (24.1)
     Equity in net (income) loss of unconsolidated subsidiaries       (2.5)       2.6
                                                                  ---------  ---------

     Income from continuing operations
       before income tax                                              45.5       64.4
     Income tax expense                                               28.8       24.7
                                                                  ---------  ---------

     Income from continuing operations                                16.7       39.7
                                                                  ---------  ---------

     Gain on disposal of discontinued operations, net of tax          93.0        0.6
                                                                  ---------  ---------

     Net income                                                      109.7       40.3

     Preferred stock dividends                                       (55.3)     (55.3)
                                                                  ---------  ---------

     Net income (loss) applicable to common stock                 $   54.4   $  (15.0)
                                                                  =========  =========

     Comprehensive income (see Note 4)                            $  100.2   $   34.0
                                                                  =========  =========
--------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

---------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED) (CONTINUED)
BORDEN,INC.

                                                   Nine months ended September 30,


(In millions, except per share data)                              2000     1999
---------------------------------------------------------------------------------
     Basic and Diluted Per Share Data
     --------------------------------

     Income from continuing operations                           $ 0.08   $ 0.20
     Income on disposal of discontinued operations, net of tax     0.47        -
                                                                 -------  -------


     Net income                                                  $ 0.55   $ 0.20
     Preferred stock dividends                                    (0.28)   (0.28)
                                                                 -------  -------

     Net income (loss) applicable to common stock                $ 0.27   $(0.08)
                                                                 =======  =======

     Dividends per common share                                  $ 0.25   $ 0.26
     Dividends per preferred share                               $ 2.25   $ 2.25

     Average number of common shares outstanding
       during the period                                         199.0    199.0

---------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

---------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
BORDEN, INC.

(In millions)
                                                             September 30,    December 31,
ASSETS                                                          2000             1999
---------------------------------------------------------------------------------------
CURRENT ASSETS
     Cash and equivalents                               $         33.4   $       195.2
     Accounts receivable (less allowance for doubtful
        accounts of $10.9 in 2000 and $11.8 in 1999)             261.5           215.0
     Purchased receivables from affiliate                         40.0               -
     Loan receivable from affiliate                               60.6            56.2
     Inventories:
       Finished and in-process goods                              72.9            62.8
       Raw materials and supplies                                 53.4            50.4
     Deferred income taxes                                        43.5            42.4
     Other current assets                                         17.6            15.3
                                                        ---------------  --------------
                                                                 582.9           637.3
                                                        ---------------  --------------

INVESTMENTS AND OTHER ASSETS
     Investments                                                  63.9            64.0
     Investment in affiliate                                      58.0            51.5
     Deferred income taxes                                        29.5           109.5
     Prepaid pension assets                                      114.6           129.7
     Other assets                                                 43.8            36.3
     Assets sold under contractual arrangement (net
      of allowance of $62.6 in 1999) (See Note 5)                    -            48.2
                                                        ---------------  --------------
                                                                 309.8           439.2
                                                        ---------------  --------------

PROPERTY AND EQUIPMENT
     Land                                                         25.4            25.6
     Buildings                                                    95.3            97.9
     Machinery and equipment                                     769.0           739.1
                                                        ---------------  --------------
                                                                 889.7           862.6
     Less accumulated depreciation                              (326.9)         (323.8)
                                                        ---------------  --------------
                                                                 562.8           538.8

INTANGIBLES                                                      212.0           112.1
                                                        ---------------  --------------

TOTAL ASSETS                                            $      1,667.5   $     1,727.4
                                                        ===============  ==============
---------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

----------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
BORDEN, INC.

(In millions, except share data)

                                                                       September 30,    December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                       2000             1999
----------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
     Accounts and drafts payable                                      $        169.1   $       137.4
     Debt payable within one year                                               43.2            17.7
     Income taxes payable                                                       87.7           244.1
     Loans payable to affiliates                                               226.5           246.6
     Other current liabilities                                                 171.7           178.6
                                                                      ---------------  --------------
                                                                               698.2           824.4
                                                                      ---------------  --------------

OTHER LIABILITIES
     Liabilities sold under contractual arrangement (See Note 5)                   -            41.6
     Long-term debt                                                            655.6           541.1
     Non-pension post-employment benefit obligations                           165.3           176.1
     Other long-term liabilities                                                58.8            80.0
                                                                      ---------------  --------------
                                                                               879.7           838.8
                                                                      ---------------  --------------
COMMITMENTS AND CONTINGENCIES (SEE NOTE 6)

SHAREHOLDERS' EQUITY
     Preferred stock - Issued 24,574,751 shares                                614.4           614.4
     Common stock - $0.01 par value: authorized 300,000,000 shares,
     Issued 198,974,994 shares                                                   2.0             2.0
     Paid in capital                                                           336.2           355.7
     Receivable from parent                                                   (414.9)         (414.9)
     Accumulated other comprehensive income                                    (62.0)          (52.5)
     Accumulated deficit                                                      (386.1)         (440.5)
                                                                      ---------------  --------------
                                                                                89.6            64.2
                                                                      ---------------  --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $      1,667.5   $     1,727.4
                                                                      ===============  ==============
-----------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
BORDEN, INC.
                                                   Nine months ended September 30,


(In millions)                                                    2000      1999
--------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net income                                                     $ 109.7   $  40.3
Adjustments to reconcile net income to net
 cash from operating activities:
  Gain on disposal of discontinued operations, net of tax        (93.0)     (0.9)
  Net gain on sale of assets                                     (10.3)     (1.8)
  Business realignment and asset write-offs                       13.6      31.6
  Deferred tax provision                                          72.5       2.8
  Depreciation and amortization                                   45.4      38.6
  Unrealized gain on interest rate swap                           (4.9)     (8.1)
  Equity in net (income) loss of unconsolidated subsidiaries      (2.5)      2.6
Net change in assets and liabilities:
  Trade receivables                                              (44.8)    (21.6)
  Inventories                                                     (6.0)      9.9
  Accounts and drafts payable                                     34.6       5.2
  Income taxes                                                   (62.4)    (12.0)
  Other assets                                                    13.2       1.9
  Other liabilities                                              (32.6)    (53.3)
                                                               --------  --------
                                                                  32.5      35.2
                                                               --------  --------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Capital expenditures                                           (69.7)    (40.4)
  Proceeds from the sale of fixed assets                           8.4       5.5
  Purchase of businesses, net of cash acquired                  (136.5)   (110.5)
  Purchase of affiliate's receivables, net of cash collected     (40.0)        -
  Net investment from (in) affiliate                               6.6      (5.1)
                                                               --------  --------
                                                                (231.2)   (150.5)
                                                               --------  --------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Net short-term debt borrowings (repayments)                     28.9      (1.0)
  Borrowings of long-term debt                                   122.0         -
  Repayment of long-term debt                                    (10.9)     (0.4)
  Affiliated repayments/loans                                    (24.5)   (305.5)
  Interest received from parent                                   36.3      36.7
  Common stock dividends paid                                    (49.3)    (36.7)
  Preferred stock dividends paid                                 (55.3)    (55.3)
  Other distributions                                            (10.3)        -
                                                               --------  --------
                                                                  36.9    (362.2)
                                                               --------  --------
---------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
BORDEN, INC.

                                                     Nine months ended September 30,


(In millions)                                                      2000      1999
-----------------------------------------------------------------------------------
     Decrease in cash and equivalents                            $(161.8)  $(477.5)
     Cash and equivalents at beginning
       of period                                                   195.2     672.1
                                                                 --------  --------
     Cash and equivalents at end
       of period                                                 $  33.4   $ 194.6
                                                                 ========  ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid:
       Interest, net                                             $  54.3   $  48.2
       Taxes                                                        17.0      33.9
     Non-cash activity:
       Accrued dividends on investment in affiliate                  6.4         -
       Capital contribution by parent                               22.9      19.0
       Distribution of net assets of infrastructure management
          services business to the Company's parent                  6.0         -
-----------------------------------------------------------------------------------
See  Notes to Condensed Consolidated and Condensed Combined Financial Statements

------------------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
BORDEN, INC.

(In millions)
------------------------------------------------------------------------------------------------------------------------------
                                                                                      Accumulated
                                                                         Receivable      Other
                               Preferred      Common        Paid-in        from       Comprehensive   Accumulated
                                 Stock         Stock        Capital       Parent         Income         Deficit        Total
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999      $  614.4      $    2.0      $  355.7      $ (414.9)      $  (52.5)      $ (440.5)      $  64.2
------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                 109.7         109.7

Translation adjustments                                                                      (9.5)                        (9.5)

Preferred stock dividends                                                                                  (55.3)        (55.3)

Common stock dividends                                         (49.3)                                                    (49.3)

Other distributions                                            (16.3)                                                    (16.3)

Interest accrued on notes from parent (net of $13.1 tax)        23.2                                                      23.2

Capital contribution from parent                                22.9                                                      22.9
------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2000     $  614.4      $    2.0      $  336.2      $ (414.9)      $  (62.0)      $ (386.1)      $  89.6
------------------------------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

------------------------------------------------------------------------------------
CONDENSED COMBINED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)
BORDEN, INC. AND AFFILIATES

                                                     Three months ended September 30,

(In millions)                                                      2000     1999
------------------------------------------------------------------------------------
     Net sales                                                    $538.1   $473.6
     Cost of goods sold                                            368.4    298.9
                                                                  -------  -------

     Gross margin                                                  169.7    174.7
                                                                  -------  -------

     Distribution expense                                           25.7     24.1
     Marketing expense                                              76.1     68.2
     General & administrative expense                               58.4     46.5
     Gain on divestiture of businesses                              (3.1)   (32.7)
     Business realignment and asset write-offs                       6.6     21.6
                                                                  -------  -------

     Operating income                                                6.0     47.0
                                                                  -------  -------

     Interest expense                                               17.5     15.3
     Affiliated interest expense                                     0.4      1.6
     Interest income and other                                      (4.1)    (5.9)
     Equity in net loss (income) of unconsolidated subsidiaries      0.1     (1.3)
                                                                  -------  -------

     (Loss) income from continuing operations
       before income tax                                            (7.9)    37.3
     Income tax expense                                              9.7     18.4
                                                                  -------  -------

     (Loss) income from continuing operations                      (17.6)    18.9
                                                                  -------  -------

     Income from discontinued operations, net of tax                 1.8      0.9
                                                                  -------  -------

     Net (loss) income                                             (15.8)    19.8

     Affiliate's share of income                                      -      (0.5)

     Preferred stock dividends                                     (18.4)   (18.4)
                                                                  -------  -------

     Net (loss) income applicable to common stock                 $(34.2)  $  0.9
                                                                  =======  =======

     Comprehensive income (see Note 4)                            $(19.4)  $ 21.1
                                                                  =======  =======
------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

--------------------------------------------------------------------------------------
CONDENSED COMBINED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)
BORDEN, INC. AND AFFILIATES
                                                      Nine months ended September 30,


(In millions)                                                       2000       1999
--------------------------------------------------------------------------------------
     Net sales                                                    $1,540.3   $1,380.2
     Cost of goods sold                                            1,020.1      869.9
                                                                  ---------  ---------

     Gross margin                                                    520.2      510.3
                                                                  ---------  ---------

     Distribution expense                                             79.6       69.1
     Marketing expense                                               237.1      193.4
     General & administrative expenses                               164.6      132.9
     Gain on divestiture of businesses                                (3.1)     (47.5)
     Net gain on sale of assets                                      (10.3)      (1.1)
     Business realignment and asset write-offs                        18.4       30.8
                                                                  ---------  ---------

     Operating income                                                 33.9      132.7
                                                                  ---------  ---------

     Interest expense                                                 46.8       46.7
     Affiliated interest expense                                       1.0        5.1
     Interest income and other                                       (14.7)     (23.4)
     Equity in net (income) loss of unconsolidated subsidiaries       (0.9)       2.6
                                                                  ---------  ---------

     Income from continuing operations
       before income tax                                               1.7      101.7
     Income tax (benefit) expense                                    (49.0)      52.4
                                                                  ---------  ---------

     Income from continuing operations                                50.7       49.3
                                                                  ---------  ---------

     Discontinued operations:
       Income from operations, net of tax                              3.8        1.1
       Gain on disposal, net of tax                                   37.0        0.6
                                                                  ---------  ---------

     Income before cumulative effect of change
       in accounting principle                                        91.5       51.0

     Cumulative effect of change in accounting principle                -         2.8
                                                                  ---------  ---------

     Net income                                                       91.5       48.2

     Affiliate's share of loss (income)                                0.1      (0.8)

     Preferred stock dividends                                       (55.3)     (55.3)
                                                                  ---------  ---------

     Net income (loss) applicable to common stock                 $   36.3   $   (7.9)
                                                                  =========  =========

     Comprehensive income (see Note 4)                            $   75.6   $   44.6
                                                                  =========  =========
--------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

-----------------------------------------------------------------------------------------
CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)
BORDEN, INC. AND AFFILIATES

(In millions)
                                                             September 30,    December 31,
ASSETS                                                           2000             1999
-----------------------------------------------------------------------------------------
CURRENT ASSETS
     Cash and equivalents                                $         62.4   $       227.5
     Accounts receivable (less allowance for doubtful
       accounts of $11.8 in 2000 and $15.4 in 1999)               302.9           274.1
     Purchased receivables from affiliate                          40.0               -
     Loan receivable from affiliate                                60.6            56.2
     Inventories:
       Finished and in-process goods                              120.9           110.9
       Raw materials and supplies                                  76.2            80.5
     Deferred income taxes                                         54.7            58.5
     Other current assets                                          22.7            20.3
     Net assets of discontinued operations (See Note 3)            58.0            61.8
                                                         ---------------  --------------
                                                                  798.4           889.8
                                                         ---------------  --------------

INVESTMENTS AND OTHER ASSETS
     Investments                                                   63.9            64.0
     Investment in affiliate                                       58.0            51.5
     Deferred income taxes                                         29.5            81.7
     Prepaid pension assets                                       125.6           140.8
     Other assets                                                  36.4            31.8
                                                         ---------------  --------------
                                                                  313.4           369.8
                                                         ---------------  --------------

PROPERTY AND EQUIPMENT
     Land                                                          35.7            36.0
     Buildings                                                    167.7           171.2
     Machinery and equipment                                    1,064.4         1,009.6
                                                         ---------------  --------------
                                                                1,267.8         1,216.8
     Less accumulated depreciation                               (501.8)         (486.6)
                                                         ---------------  --------------
                                                                  766.0           730.2

INTANGIBLES                                                       491.5           403.2
                                                         ---------------  --------------

TOTAL ASSETS                                             $      2,369.3   $     2,393.0
                                                         ===============  ==============
----------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

---------------------------------------------------------------------------------------
CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)
BORDEN, INC. AND AFFILIATES

(In millions)

                                                           September 30,   December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                           2000             1999
---------------------------------------------------------------------------------------
CURRENT LIABILITIES
     Accounts and drafts payable                       $        213.1   $       184.3
     Debt payable within one year                                44.1            18.0
     Income taxes payable                                        99.4           254.9
     Loans payable to affiliate                                  18.5            14.5
     Other current liabilities                                  229.0           244.9
                                                       ---------------  ---------------
                                                                604.1           716.6
                                                       ---------------  ---------------

OTHER LIABILITIES
     Long-term debt                                             658.4           544.1
     Non-pension post-employment benefit obligations            172.4           183.8
     Other long-term liabilities                                 70.8            85.7
                                                       ---------------  ---------------
                                                                901.6           813.6
                                                       ---------------  ---------------
COMMITMENTS AND CONTINGENCIES (SEE NOTE 6)

SHAREHOLDERS' EQUITY
     Preferred stock                                            614.4           614.4
     Common stock                                                 2.0             2.0
     Paid in capital                                            644.9           664.4
     Receivable from parent                                    (414.9)         (414.9)
     Affiliate's interest in subsidiary                          66.1            66.2
     Accumulated other comprehensive income                    (100.0)          (84.1)
     Retained earnings                                           51.1            14.8
                                                       ---------------  ---------------
                                                                863.6           862.8
                                                       ---------------  ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $      2,369.3   $     2,393.0
                                                       ================ ===============
---------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

--------------------------------------------------------------------------------------
CONDENSED COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
BORDEN, INC. AND AFFILIATES
                                                       Nine months ended September 30,

(In millions)                                                         2000      1999
--------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
     Net income                                                     $  91.5   $  48.2
     Adjustments to reconcile net income to net
       cash from operating activities:
       Income from discontinued operations, net of tax                 (3.8)     (1.1)
       Gain on disposal of discontinued operations, net of tax        (37.0)     (0.6)
       Gain on divestiture of businesses                               (3.1)    (47.5)
       Net gain on sale of assets                                     (10.3)     (1.1)
       Business realignment and asset write-offs                       18.4      30.8
       Deferred tax provision                                          55.3      27.0
       Depreciation and amortization                                   73.8      60.2
       Unrealized gain on interest rate swap                           (4.9)     (8.1)
       Equity in net (income) loss of unconsolidated subsidiaries      (0.9)      2.6
     Net change in assets and liabilities:
       Trade receivables                                              (33.8)    (24.6)
       Inventories                                                      0.7       7.6
       Accounts and drafts payable                                     32.8      (9.1)
       Income taxes                                                  (114.9)      3.3
       Other assets                                                    21.1      26.0
       Other liabilities                                              (39.3)    (85.8)
       Net assets of discontinued operations                            7.6      (4.4)
                                                                    --------  --------
                                                                       53.2      23.4
                                                                    --------  --------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
     Capital expenditures                                            (111.6)    (82.6)
     Proceeds from the divestiture of businesses                          -      23.6
     Proceeds from the sale of fixed assets                             8.6       6.2
     Purchase of businesses, net of cash acquired                    (136.5)   (110.5)
     Purchase of affiliate's receivables, net of cash collected       (40.0)        -
                                                                    --------  --------
                                                                     (279.5)   (163.3)
                                                                    --------  --------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
     Net short-term debt borrowings (repayments)                       29.5      (7.2)
     Borrowings of long-term debt                                     122.0         -
     Repayment of long-term debt                                      (11.2)     (0.3)
     Affiliated repayments/loans                                       (0.5)   (268.0)
     Interest received from parent                                     36.3      36.7
     Common stock dividends paid                                      (49.3)    (36.7)
     Preferred stock dividends paid                                   (55.3)    (55.3)
     Other distributions                                              (10.3)        -
                                                                    --------  --------
                                                                       61.2    (330.8)
                                                                    --------  --------
--------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
CONDENSED COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
BORDEN, INC. AND AFFILIATES
                                                  Nine months ended September 30,

(In millions)                                                      2000      1999
-----------------------------------------------------------------------------------
     Decrease in cash and equivalents                            $(165.1)  $(470.7)
     Cash and equivalents at beginning
       of period                                                   227.5     694.6
                                                                 --------  --------
     Cash and equivalents at end
       of period                                                 $  62.4   $ 223.9
                                                                 ========  ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid:
       Interest, net                                             $  40.1   $  38.1
       Taxes                                                        10.6      19.2
     Non-cash activity:
       Accrued dividends on investment in affiliate                  6.4         -
       Capital contribution by parent                               22.9      19.0
       Affiliate's share of (loss) income                           (0.1)      0.8
       Distribution of net assets of infrastructure management
          services business to the Company's parent                  6.0         -
----------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

--------------------------------------------------------------------------------------------------------------------------------
CONDENSED COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
BORDEN, INC. AND AFFILIATES

(In millions)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                Accumulated
                                                                     Receivable   Affiliate's     Other
                                 Preferred    Common      Paid in      from        Interest in  Comprehensive  Retained
                                  Stock       Stock       Capital      Parent      Subsidiary      Income      Earnings  Total
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999        $614.4      $2.0        $664.4     $(414.9)       $66.2        $(84.1)        $14.8    $862.8
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                       91.5      91.5

Translation adjustments                                                                           (15.9)                  (15.9)

Preferred stock dividends                                                                                       (55.3)    (55.3)

Common stock dividends                                     (49.3)                                                         (49.3)

Other distributions                                        (16.3)                                                         (16.3)

Interest accrued on notes from parent (net of $13.1 tax)    23.2                                                           23.2

Capital contribution from parent                            22.9                                                           22.9

Affiliate's interest in subsidiary                                                   (0.1)                        0.1         -
--------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2000       $614.4      $2.0        $644.9     $(414.9)       $66.1       $(100.0)        $51.1    $863.6
--------------------------------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements
















































                                              19
NOTES  TO  CONDENSED  CONSOLIDATED
AND  CONDENSED  COMBINED  FINANCIAL  STATEMENTS
(Dollars  in  millions  except  per  share  amounts  and as otherwise indicated)

1.     BASIS  OF  PRESENTATION

The Registrant, Borden, Inc. (the "Company") is engaged primarily in manufacturing, processing, purchasing and distributing primarily forest products and industrial resins, formaldehyde, melamine crystal and other specialty and industrial chemicals worldwide as well as consumer glues and adhesives in North America.

The Company's principal lines of business formerly included its international and domestic foods operations ("Foods") and salty snacks business ("Wise"). Subsidiaries of BWHLLC, an affiliate of the Company, together with subsidiaries of Wise Holdings, Inc. ("Wise Holdings") and subsidiaries of Borden Foods Holdings Corporation ("Foods Holdings") purchased Wise and Foods on July 2, 1996 and October 1, 1996, respectively. As a result of these sales, Wise and Foods, as of their respective sale dates, are no longer legally part of the Company on a consolidated basis. However, management of the Company continues to exercise significant operating and financial control over Foods and Wise. In addition, Foods Holdings and Wise Holdings provide financial guarantees to obligations under the Company's credit facility and all of the Company's outstanding publicly held debt. Because of the aforementioned control and guarantees, the Company has included, supplementally in this filing, Condensed Combined Financial Statements of Borden, Inc. and Affiliates (the "Combined Companies") which present the financial condition and results of operations and cash flows of the Company, Wise and Foods. The Combined Companies' financial statements do not reflect push-down accounting and therefore present financial information on a basis consistent with that upon which credit was originally extended to the Company.

On  October  30, 2000, Wise was sold to Palladium Equity Partners, LLC (See Note
3).

The accompanying unaudited interim Condensed Consolidated and Condensed Combined Financial Statements contain all adjustments, consisting only of normal adjustments, which in the opinion of management are necessary for a fair presentation of the results for the interim periods. Results for the interim periods are not necessarily indicative of results for the full year.

Information about the Company's and Combined Companies' operating segments is provided in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and is an integral part of the Condensed Consolidated and Condensed Combined Financial Statements. Due to acquisitions made in the second quarter of 2000 (See Note 2), the Company's consumer glues and adhesives business, ("Consumer Adhesives"), now meets the quantitative thresholds of SFAS 131 and is reflected as a separate operating segment for all periods presented. Total assets reported in the "Corporate and Other" segment in the 1999 Form 10-K included $58.1 related to Consumer Adhesives. At September 30, 2000, Consumer Adhesives' total assets are $180.7, including approximately $95 related to the acquisition. As a result of a definitive agreement, the Company's printing inks business has been reflected as a business held for sale for all periods presented (See Note 2). Total assets reported for Chemical in the 1999 Form 10-K included $14.8 related to printing inks. At September 30, 2000, printing inks total assets were $15.5.

The 1999 Condensed Combined Statement of Operations and Comprehensive Income reflects the cumulative effect of a change in accounting principle recorded in the 1999 Form 10-K, related to the adoption of Statement of Position 98-5 in the first quarter of 1999.

Certain prior year amounts have been reclassified to conform with the 2000 presentation.

2.     BUSINESS  ACQUISITIONS,  REALIGNMENT  AND  OTHER  CHANGES

In the third quarter of 2000, the Company signed a definitive agreement to sell its printing inks business. Certain preconditions to closing are currently being negotiated, but the sale is expected to close in the fourth quarter of 2000.
















                                              20
In the third quarter of 2000, the Company acquired the formaldehyde and certain other assets from Borden Chemicals and Plastics Limited Partnership, an affiliate of the Company, for $48.5, comprised of $38.8 cash and a $9.7 interest-bearing note due in six months. The excess purchase price over net tangible assets is approximately $30 and is anticipated to be amortized over a period of 40 years.

In the third quarter of 2000, the Company recorded a charge of $1.8 related primarily to additional environmental remediation costs associated with the first quarter 2000 closure of chemical resins operations in Argentina. This amount is classified as business realignment in the Condensed Consolidated and Condensed Combined Statements of Operations and Comprehensive Income.

Subsequent to the 1996 sales of Foods and Wise, The Company's pension plan retained the employees of these businesses. Thus, the Company's projected benefit obligation and plan assets include the domestic obligation and assets for Foods and Wise. In the third quarter of 2000, the Company recognized $7.6 for pension and post-retirement settlement and curtailment charges for individuals no longer participating in the plans.

In the third quarter of 2000, the Combined Companies recorded a charge of $4.8 related to a Foods corporate workforce reduction program. The program was put in place to take advantage of the efficiencies generated from the implementation of enterprise-wide technology systems in 1999. This amount is classified as business realignment in the Condensed Combined Statements of Operations and Comprehensive Income.

In the third quarter of 2000, the Combined Companies recorded gains of $3.1 due to lower than anticipated exit costs primarily associated with the 1998 divestiture of the Signature Flavors business. This amount is recorded as gain on the divestiture of businesses in the Condensed Combined Statements of Operations and Comprehensive Income.

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

3.     DISCONTINUED  OPERATIONS

In the third quarter of 2000, BWHLLC agreed to sell Wise to Palladium Equity Partners, LLC. As a result, the financial results of Wise have been reclassified to discontinued operations in the Condensed Combined Statements of Operations and Cash Flows for all periods presented. In addition, net assets of Wise have been reclassified to discontinued operations in the Condensed Combined Balance Sheets at September 30, 2000 and December 31, 1999. For purposes of the Combined Companies, the net assets of Wise will be distributed to BWHLLC in the fourth quarter of 2000 when the sale is completed.

The results below for Wise are reported separately as discontinued operations in the Condensed Combined Statements of Operations:

-------------------------------------------------------------------------------
                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                 2000                 1999
-------------------------------------------------------------------------------
Net sales                                       $ 64.4               $ 58.0
Income before income taxes                      $  3.0               $  1.3
Income tax expense                              $  1.2               $  0.4
Income from discontinued operations             $  1.8               $  0.9
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                 2000                 1999
-------------------------------------------------------------------------------
Net sales                                       $187.2               $167.0
Income before income taxes                      $  6.0               $  1.4
Income tax expense                              $  2.2               $  0.3
Income from discontinued operations             $  3.8               $  1.1
-------------------------------------------------------------------------------

As a result of a settlement reached with the Internal Revenue Service in the second quarter of 2000, amounts established for tax issues related to the divestiture of certain segments of the Company's business are no longer considered necessary. A portion of these amounts for the Company and Combined Companies was classified as gain on the sale of discontinued operations in the second quarter of 2000, consistent with the classification of these amounts when established. Amounts differ between Consolidated and Combined because Foods is not reflected as a sale of a discontinued operation in Combined. (See also Item 2 relating to Management's discussion on income tax expense.)

4.     COMPREHENSIVE  INCOME

Comprehensive  income  was  computed  as  follows:

-------------------------------------------------------------------------------
                                              THREE MONTHS ENDED SEPTEMBER 30,
                                             CONSOLIDATED           COMBINED
                                             ------------           --------
                                             2000    1999        2000    1999
-------------------------------------------------------------------------------
Net income                                   $(8.0)  $ 3.8       $(15.8)  $19.8
Foreign currency translation adjustments      (1.6)    1.1         (3.6)    2.5
Reclassification adjustments                    -       -            -     (1.2)
                                             ------  ------      -------  -----
                                             $(9.6)  $ 4.9       $(19.4)  $21.1
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                              NINE MONTHS ENDED SEPTEMBER 30,
                                             CONSOLIDATED           COMBINED
                                             ------------           --------
                                             2000    1999        2000    1999
-------------------------------------------------------------------------------
Net income                                   $109.7  $ 40.3      $ 91.5  $ 48.2
Foreign currency translation adjustments       (9.5)  (16.3)      (15.9)  (12.4)
Reclassification adjustments                     -     10.0          -      8.8
                                             ------- -------     ------- -------
                                             $100.2  $ 34.0      $ 75.6  $ 44.6
-------------------------------------------------------------------------------

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


                                              22
5.     RELATED  PARTY  TRANSACTIONS

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

The Company provides administrative services to Foods and Wise. Fees received for these services are offset against the Company's general and administrative expenses and approximated $0.3 and $1.6 for the three months ended September 30, 2000 and 1999, respectively, and $2.8 and $6.5 for the nine months ended September 30, 2000 and 1999, respectively.

At September 30, 2000, Foods had $208.6 cash invested with the Company, Wise had $2.6 cash invested with the Company, BWHLLC had $13.0 cash invested with the Company and Combined Companies and Borden Foods Holdings LLC, Foods' parent, had $2.3 cash invested with the Company and Combined Companies. These balances are reflected as loans payable to affiliates in the consolidated and combined balance sheets. Loans payable to affiliates for the Combined Companies at September 30, 2000 also includes $3.2 due to an affiliate of the Combined Companies.

During the third quarter of 2000, Wise repaid its note receivable to the Company. This repayment ended the Company's remaining financial interest in Wise and therefore at September 30, 2000, transactions with Wise are reflected as unconsolidated affiliated balances, and the Company has eliminated the assets and liabilities held under contractual arrangements in the September 30, 2000 Condensed Consolidated Balance Sheet.

In September 2000, the Company purchased $40.0 of accounts receivable from World Kitchen, Inc. ("WKI"), an affiliate of the Company, in return for certain fees. Collection of the purchased receivables is expected to occur within 90 days. In June 2000, the Company purchased $50.0 of accounts receivable from WKI, in return for certain fees. All amounts related to the June 2000 purchase have been collected at September 30, 2000.

In the third quarter of 2000, the Company entered into a credit agreement with WKI to provide up to $40.0 of short-term financing. Amounts outstanding under this agreement bear interest at (a) a variable rate based on the greatest of the Prime Rate, the Federal Reserve Bank Three-Month CD Rate plus 1% or the Federal Funds Effective Rate plus 0.5% plus (b) 3%. The agreement expires on December 31, 2000, with all unpaid amounts due at that time. At September 30, 2000, no amounts were outstanding under this agreement. As of November 10, 2000, $11.9 was outstanding.

At September 30, 2000, the Company had $60.6 outstanding in the form of demand notes and accrued interest to CCPC Acquisition Corp., WKI's parent and an affiliate of the Company. This amount provided CCPC Acquisition Corp. temporary financing to complete its 1999 acquisition of EKCO Group, Inc. ("EKCO"). The loan bears interest at the monthly prime rate as quoted by The Wall Street Journal and matures on December 31, 2000. The Company anticipates repayment of the loan and interest upon the sale of a business unit acquired with EKCO that is held for sale by CCPC Acquisition Corp.

The Company has a $50.0 investment in WKI in the form of 16% cumulative junior preferred stock. The Company has accrued cumulative dividends of $8.0 on the investment at September 30, 2000.

6.     COMMITMENTS  AND  CONTINGENCIES

ENVIRONMENTAL MATTERS - The Company and Combined Companies, like others in similar businesses, are subject to extensive federal, state and local environmental laws and regulations. Although environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments














                                              23
and increasingly stringent regulation could require the Company and Combined Companies to make additional unforeseen environmental expenditures.

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Environmental accruals are routinely reviewed on an interim basis as events and developments warrant. The Company and Combined Companies have each accrued approximately $21 at September 30, 2000 and $22 at December 31, 1999, for probable environmental remediation and restoration liabilities. This is management's best estimate of these liabilities, based on currently available information and analysis. The Company and Combined Companies believe that it is reasonably possible that costs associated with such liabilities may exceed current reserves by amounts that may prove insignificant, or by amounts, in the aggregate, of up to approximately $12.

LEGAL MATTERS - The Company and Combined Companies have recorded $4.1 in liabilities at September 30, 2000, for legal costs that they believe are probable and reasonably estimable. These liabilities at December 31, 1999, totaled $5.1 and $8.5 for the Company and Combined Companies, respectively. Actual costs are not expected to exceed these amounts. In addition, the Company may be held responsible for certain environmental liabilities incurred at Borden Chemicals and Plastics Limited Partnership ("BCP") facilities, which were previously owned by the Company. Management believes, based upon the information it currently possesses, and taking into account its established reserves for estimated liability and its insurance coverage, that the ultimate outcome of the foregoing proceedings and actions is unlikely to have a material adverse effect on the Company's or Combined Companies' financial statements.

OTHER COMMITMENTS - A wholly owned subsidiary serving as general partner of BCP has certain fiduciary responsibilities to BCP's unitholders. The Company believes that such responsibilities will not have a material adverse effect on its financial statements.






















































                                              24
PART  1.  FINANCIAL  INFORMATION

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS  BY  BUSINESS  UNIT:
--------------------------------------------

Following is a comparison of net sales and adjusted operating EBITDA by operating segment for both the Company and Combined Companies. As a result of the sale (See Note 3 to the Condensed Consolidated and Condensed Combined Financial Statements), the financial results of Wise have been reclassified to discontinued operations and are no longer included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

--------------------------------------------------------------------------------
                                             THREE MONTHS ENDED SEPTEMBER 30,
                                            CONSOLIDATED            COMBINED
                                            ------------            --------
(Dollars in millions)                       2000    1999          2000      1999
--------------------------------------------------------------------------------
NET SALES:
     Foods ongoing                                                $138.9  $121.9
     Foods unaligned                                                  -      1.0
     Chemical                               $337.8  $307.7         337.8   307.7
     Consumer Adhesives                       50.2    30.4          50.2    30.4
     Business held for sale (1)               11.2    10.1          11.2    10.1
     Corporate and other                        -      2.5            -      2.5
                                            ------  ------        ------  ------
                                            $399.2  $350.7        $538.1  $473.6
                                            ======  ======        ======  ======
ADJUSTED OPERATING EBITDA:
     Foods ongoing                                                $  2.3  $ (0.5)
     Foods unaligned                                                  -      0.7
     Chemical                               $ 43.4  $ 56.3          43.4    56.3
     Consumer Adhesives                        6.5     5.3           6.5     5.3
     Business held for sale (1)                1.2     0.9           1.2     0.9
     Corporate and other                     (16.3)   (4.8)        (16.3)   (4.8)
                                            ------  ------        ------  ------
     TOTAL ADJUSTED OPERATING EBITDA (2)      34.8    57.7          37.1    57.9


     Significant or unusual items (3)         (1.8)  (21.6)         (3.5)   11.1
     Depreciation and amortization (4)       (17.2)  (14.4)        (27.6)  (22.0)
                                            ------  ------        ------  ------
     OPERATING INCOME                       $ 15.8  $ 21.7        $  6.0  $ 47.0
                                            ======  ======        ======  ======
--------------------------------------------------------------------------------

(1)     Represents the  Company's  printing  inks  business  (See Note 2 to the
        Condensed Consolidated  and  Condensed  Combined  Financial  Statements).
(2)     Adjusted  Operating  EBITDA  represents  net  income  (loss)  excluding discontinued operations, non-operating income and expenses, interest, taxes, depreciation, amortization  and  significant  or  unusual  items  (see  below).
(3)     Significant  or  unusual  items represent business realignment expenses, asset  write-offs  and gains and losses on the divestiture of business. The 2000
        Consolidated  amount  represents  Chemical  costs  of $1.8 relating primarily to additional  environmental  remediation  costs  associated with the first quarter
        2000  plant closure in Argentina. The 2000 Combined amount includes the Chemical charges, Foods costs of $4.8 relating to a corporate workforce reduction program and  Foods  gains  of  $3.1  due  to  lower  than anticipated exit costs related primarily  to  the  1998  Signature  Flavors  sale. The 1999 Consolidated amount represents  costs associated with realignment of a Chemical business of $6.6 and
        Chemical  plant asset write-offs of $15.0. The 1999 Combined amount includes the
        Chemical  charges  and  gains  on  the sale of Foods Unaligned businesses due to additional  proceeds and lower than expected exit costs related to the 1998 KLIM sale  of  $32.7.
(4)     The  increase  in  Combined  depreciation  and amortization reflects the depreciation  associated  with Foods 1999 enterprise-wide systems implementation and  plant  improvements.

------   --------------------------------------------------------------------------
                                                NINE MONTHS ENDED SEPTEMBER 30,
                                               CONSOLIDATED           COMBINED
                                               ------------           --------
(DOLLARS IN MILLIONS)                          2000    1999          2000    1999
---------   -----------------------------------------------------------------------
NET SALES:
     Foods ongoing                                                 $ 403.9  $ 367.6
     Foods unaligned                                                    -      11.1
     Chemical                                 $ 980.4  $ 880.9       980.4    880.9
     Consumer Adhesives                         122.9     83.7       122.9     83.7
     Business held for sale (1)                  31.4     29.7        31.4     29.7
     Corporate and other                          1.7      7.2         1.7      7.2
                                             -------- --------    -------- --------
                                             $1,136.4 $1,001.5    $1,540.3 $1,380.2
                                             ======== ========    ======== ========
ADJUSTED OPERATING EBITDA:
     Foods ongoing                                                $  (23.6)      -
     Foods unaligned                                                    -   $   2.8
     Chemical                                $  151.0 $  160.9       151.0    160.9
     Consumer Adhesives                          19.8     16.3        19.8     16.3
     Business held for sale (1)                   2.2      2.0         2.2      2.0
     Corporate and other                        (26.4)    (5.0)      (26.4)    (5.0)
                                             -------- --------    -------- --------
     TOTAL ADJUSTED OPERATING EBITDA (2)        146.6    174.2       123.0    177.0

     Significant or unusual items (3)           (13.6)   (31.6)      (15.3)    15.9
     Depreciation and amortization (4)          (45.4)   (38.6)      (73.8)   (60.2)
                                             -------- --------    -------- --------
     OPERATING INCOME                        $   87.6 $  104.0    $   33.9  $ 132.7
                                             ======== ========    ======== ========
-----------------------------------------------------------------------------------

(1)    Represents  the  Company's  printing  inks  business  (See  Note 2 to the
       Condensed  Consolidated  and  Condensed  Combined  Financial  Statements).
(2)    Adjusted  Operating  EBITDA  represents  net  income  (loss)  excluding discontinued  operations,  cumulative  effect of change in accounting principle, non-operating  income  and expenses, interest, taxes, depreciation, amortization and  significant  or  unusual  items  (see  below).
(3)    Significant  or  unusual  items  represent business realignment expenses, asset  write-offs  and gains and losses on the divestiture of business. The 2000
       Consolidated  amount  represents  Chemical  costs  of $1.8 relating primarily to additional  environmental  remediation  costs  associated with the first quarter
       2000  plant  closure  in  Argentina,  and Chemical realignment expenses of $11.8 relating  primarily  to  plant  closures  in  the  United Kingdom, Argentina and
       California.  The 2000 Combined amount includes the Chemical charges, Foods costs of  $4.8  relating to a corporate workforce reduction program and Foods gains of
       $3.1  due  to  lower  than  anticipated exit costs related primarily to the 1998
       Signature Flavors sale. The 1999 Consolidated amount represents costs associated with  realignment  of  Chemical  businesses  of  $16.6  and Chemical plant asset write-offs  of $15.0. The 1999 Combined amount includes the Chemical charges and gains  on  the sale of Foods Unaligned businesses due to additional proceeds and lower  than  expected  exit  costs  related  to  the  1998  KLIM  sale of $47.5.
(4)    The  increase  in Consolidated depreciation and amortization is primarily the  result  of  the  1999  Chemical  acquisitions.  The  Combined increase also reflects  the  depreciation  associated  with Foods 1999 enterprise-wide systems implementation  and  plant  improvements.























                                              26
CONSOLIDATED AND COMBINED THREE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 1999

Consolidated  Summary
---------------------

Consolidated sales increased $48.5 million, or approximately 14%, to $399.2 million in 2000 from $350.7 million in 1999. The increase in sales is attributed primarily to improved volumes in the Chemical and Consumer Adhesives businesses and acquisitions made in 2000. Adjusted operating EBITDA decreased $22.9 million, or approximately 40%, to $34.8 million in 2000 from $57.7 million in 1999. The decrease is primarily due to increases in raw material costs in the Chemical business that more than offset the impact of improved volumes, as well as the settlement and timing of various corporate liabilities and expenses.

Combined  Summary
-----------------

Combined sales increased $64.5 million, or approximately 14%, from $473.6 million in 1999 to $538.1 million in 2000. The increase is primarily attributed to increased volumes in the Chemical, Consumer Adhesives and Foods businesses. Combined adjusted operating EBITDA decreased $20.8 million, or approximately 36%, from $57.9 million in 1999 to $37.1 million in 2000. The consolidated factors described above were partially offset by reductions in Foods' general and administrative expenses.

Chemical
--------

Chemical sales of $337.8 million in third quarter 2000 were $30.1 million, or 10% higher than the prior year quarter sales of $307.7 million. The most significant items that positively impacted 2000 sales were volume improvements in the oilfield products, UV coatings and melamine businesses, higher selling prices for forest products resins, and an acquisition in the U.S. The most significant items that negatively impacted sales were lower volumes for forest products resins, unfavorable currency exchange rates and the prior year exit from certain non-core businesses in the U.S., Europe and Latin America.

Overall third quarter volume, excluding the effect of acquisitions and strategic realignment activities, was flat; however, increased volumes of higher priced products were the major contributors to a $7 million positive impact on 2000 sales. Sales improved substantially in the higher priced oilfield products and UV coatings businesses and also in the melamine products businesses. Oilfield products volume has benefited from increased drilling activity that reflects substantially higher natural gas and oil prices. The volume improvement in UV coatings reflects growth in demand for optical fiber. Melamine products volume reflects increased export sales of melamine crystal, due to tightening global supply, and increased market share of high-pressure laminates. Third quarter forest products resins volume was down, reflecting some softening in demand for wood panel products and intense competitive activity.

Selling prices in the third quarter had a $32 million net positive impact on 2000 sales. The net improvement reflects generally higher selling prices globally for forest products resins and formaldehyde, partially offset by the impact of downward pressure on selling prices of very competitive market conditions across all businesses. The generally higher selling prices for forest products resins and formaldehyde reflect the partial pass-through of substantially higher raw material costs. A substantial portion of the Company's sales volume, especially for North America forest products, is sold under contracts that provide for monthly or quarterly selling price adjustments based on published cost indices for the Company's primary raw materials (i.e. methanol, phenol and urea). The cost of all three primary raw materials have escalated significantly over the second and third quarters, which has resulted in upward adjustments in selling prices.

In third quarter 2000, the Company acquired the formaldehyde and certain other assets from Borden Chemicals and Plastics Limited Partnership (BCP), which provided incremental 2000 sales of $8 million (See Note 2 to the Condensed Consolidated and Condensed Combined Financial Statements).

Unfavorable currency exchange rates, primarily in the U.K. and Ecuador, had an unfavorable impact on third quarter 2000 sales of $9 million. The unfavorable exchange rate for Ecuador reflects significant currency devaluation throughout 1999 and through May 2000 when the local currency exchange rate was fixed to the U.S. dollar.

The 1999 sale of the non-strategic U.S. molding compounds business and closures or sales of non-strategic businesses in Europe and Latin America caused third quarter 2000 sales to be $9 million lower compared to the prior year quarter.

Third quarter adjusted operating EBITDA of $43.4 million was $12.9 million, or approximately 23%, lower than prior year adjusted operating EBITDA of $56.3 million. The overall decline reflects substantial margin erosion, generally higher plant operating and selling, general and administrative costs, and weak economic conditions in the U.K., which were partially offset by the effects of higher volumes in the oilfield products and UV coatings businesses and the acquisition of BCP's formaldehyde and other assets. The most significant contributors to the overall margin erosion were substantially higher costs of methanol, phenol and urea and intensely competitive market conditions. The significant increase in raw material costs had a substantial negative impact on margins, primarily in forest products resins, because of the time lag required for published indices to recognize the increases as well as contractual provisions that generally provide only for monthly or quarterly price adjustments. Higher energy costs were the major contributor to higher plant operating costs. The higher selling, general and administrative expenses reflect systems implementation costs and inflationary factors in Latin America.

Consumer  Adhesives
-------------------

Consumer Adhesives' net trade sales for the three months ended September 30, 2000 were $50.2 million, an increase of $19.8 million or approximately 65% compared to 1999 net trade sales of $30.4 million for the same period. The increase is attributable to higher volume from both new and existing products and the May acquisition (See Note 2 to the Condensed Consolidated and Condensed Combined Financial Statements).

Consumer Adhesives adjusted operating EBITDA for the three months ended September 30, 2000 was $6.5 million, a $1.2 million or approximately 23% increase over 1999 EBITDA of $5.3 million for the same period. The increase is primarily due to higher volumes, which were partially offset by higher raw material and distribution costs resulting primarily from higher natural gas and oil costs and the May acquisition (See Note 2 to the Condensed Consolidated and Condensed Combined Financial Statements).

Foods
-----

Foods' sales for the three months ended September 30, 2000 increased $16.0 million, or approximately 13%, to $138.9 million from $122.9 million for the three months ended September 30, 1999. Excluding sales of $1.0 million from divested businesses in 1999, sales from Foods' ongoing businesses increased $17.0, or approximately 14%. The increase was led by the introduction of the new product, It's Pasta Anytime. In addition, Foods improved sales with growth in sauce volumes due primarily to new product introductions and expanded distribution.

Foods' adjusted operating EBITDA increased $2.1 million from $0.2 million in 1999 to $2.3 million in 2000. Excluding the impact of Foods Unaligned businesses sold in 1999 and a $1.8 million gain on the favorable settlement of litigation in 1999, ongoing adjusted operating EBITDA increased $4.6 million. The increase in ongoing results was primarily due to a reduction in general and administrative expenses due primarily to the absence of implementation costs associated with enterprise-wide information technology systems.

Business  Held  for  Sale
-------------------------

The business held for sale classification represents the Company's printing inks business. Net sales and adjusted operating EBITDA are consistent with prior years.














                                              28
Corporate  and  other
---------------------

Corporate  and  other  sales  declined  $2.5  million for the three months ended
September 30, 2000 compared to the prior year due to the divestiture of the infrastructure management services business at the end of February 2000. Adjusted operating EBITDA declined $11.5 million to a loss of $16.3 million in the third quarter of 2000 versus a loss of $4.8 million in the third quarter of 1999 primarily due to the timing and settlement of various corporate liabilities and expenses, including a $7.6 million charge for a pension settlement.

CONSOLIDATED AND COMBINED NINE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1999

Consolidated  Summary
---------------------

Consolidated sales increased $134.9 million, or approximately 13%, to $1,136.4 million in 2000 from $1,001.5 million in 1999. The increase in sales is attributed primarily to improved volumes in the Chemical and Consumer Adhesives businesses, acquisitions made by Chemical and Consumer Adhesives in 2000 and the two Chemical acquisitions made in 1999. Adjusted operating EBITDA decreased $27.6 million, or approximately 16%, to $146.6 million in 2000 from $174.2 million in 1999. The decrease is primarily due to increases in raw material costs in the Chemical business and the settlement and timing of various corporate liabilities.

Combined  Summary
-----------------

Combined sales increased $160.1 million, or approximately 12%, from $1,380.2 million in 1999 to $1,540.3 million in 2000. The increase is primarily attributed to increased volumes in the Chemical, Consumer Adhesives and Foods businesses. Combined adjusted operating EBITDA decreased $54.0 million, or approximately 31%, from $177.0 million in 1999 to $123.0 million in 2000. In addition to the consolidated factors described above, Foods' comparative results declined primarily due to higher marketing costs associated with the introduction of new products.

Chemical
--------

Chemical sales of $980.4 million in 2000 were up $99.5 million, or approximately 11%, from prior year sales of $880.9 million. The most significant items that positively impacted 2000 sales were volume improvements for all business units, but primarily in North America, higher selling prices for forest products resins, two acquisitions in the U.S. and one acquisition in Europe. The most significant items that negatively impacted sales were lower selling prices for some product lines, unfavorable currency exchange rates, and the prior year exit from certain non-core businesses in the U.S., Latin America and the Philippines.

Overall volume, excluding the effect of acquisitions and strategic realignment activities, improved 6% and had a positive impact on 2000 sales of $82 million. The largest contributors were the North America forest products resins, UV coatings, oilfield products, and melamine products businesses. The improved volume in North America forest products resins has been driven by stronger housing and construction activity in the first half of the year. The improvement in UV coatings reflects growth in demand for optical fiber. Oilfield products volume has benefited from increased drilling activity which reflects substantially higher natural gas and oil prices. Melamine products volume reflects increased export sales of melamine crystal, due to tightening global supply, and increased market share of high-pressure laminates.

Selling prices in the first nine months of the year have had a $9 million net positive impact on 2000 sales. The net improvement reflects generally higher selling prices globally for forest products resins and formaldehyde, partially offset by lower pricing for melamine products and UV coatings, as well as the impact of downward pressure on selling prices of very competitive market conditions across all businesses. The generally higher selling prices for forest products resins and formaldehyde reflect the partial pass-through of substantially higher raw material costs. The lower pricing for melamine products reflects the global market imbalance for melamine crystal that worsened throughout 1999 and has persisted through the first nine months of 2000. Prices for UV coatings were reduced for competitive purposes. A substantial portion of the Company's sales volume, especially for North America forest products, is sold under contracts that provide for monthly or quarterly selling price adjustments based on published cost indices for the Company's primary raw









                                              29
materials (i.e. methanol, phenol and urea). During the first quarter of 2000, the costs of these raw materials were generally lower than prior year, therefore selling prices were generally lower. However, the cost of all three primary raw materials have escalated significantly over the second and third quarters, which has resulted in upward adjustments in selling prices.

In third quarter 2000, the Company acquired the formaldehyde and certain other assets from Borden Chemicals and Plastics Limited Partnership (BCP), which provided incremental 2000 sales of $8 million (See Note 2 to the Condensed Consolidated and Condensed Combined Financial Statements). The second quarter 1999 acquisition of Spurlock Industries, Inc. in the U.S. and the third quarter 1999 acquisition of Blagden Chemicals, Ltd. in Europe contributed incremental 2000 sales of $12 million and $27 million, respectively.

Unfavorable currency exchange rates, primarily in the U.K. and Ecuador, had an unfavorable impact on 2000 sales of $20 million. The unfavorable exchange rate for Ecuador reflects significant currency devaluation throughout 1999 and through May 2000 when the local currency exchange rate was fixed to the U.S. dollar.

The 1999 sale of the non-strategic U.S. molding compounds business and closures or sales of non-strategic businesses in Latin America and the Philippines caused 2000 sales to be $20 million lower compared to the prior year.

Year-to-date adjusted operating EBITDA of $151.0 million was $9.9 million, or approximately 6%, lower than prior year adjusted operating EBITDA of $160.9 million. The overall decline reflects substantial margin erosion, generally higher plant operating and selling, general and administrative costs, and weak economic conditions in the U.K., which were substantially offset by the effects of higher volume and acquisitions. The most significant contributors to the overall margin erosion were substantially higher costs of methanol, phenol and urea, intensely competitive market conditions, and significantly lower selling prices for melamine products and UV coatings. The significant increase in raw material costs had a substantial negative impact on margins, primarily in forest products resins, because of the time lag required for published indices to recognize the increases as well as contractual provisions that generally provide only for monthly or quarterly price adjustments. Higher plant operating costs were caused primarily by higher energy costs. The increase in selling, general and administrative costs reflects systems implementation costs and inflationary factors in Latin America and investments in e-commerce.

Consumer  Adhesives
-------------------

Consumer Adhesives' net trade sales for the nine months ended September 30, 2000 were $122.9 million, an increase of $39.2 million or approximately 47% compared to 1999 net trade sales for the same period of $83.7 million. The increase is attributable to higher volume from both new and existing products and the May acquisition (See Note 2 to the Condensed Consolidated and Condensed Combined Financial Statements).

Consumer Adhesives adjusted operating EBITDA for the nine months ended September 30, 2000 was $19.8 million, a $3.5 million or approximately 21% increase over 1999 EBITDA of $16.3 million for the same period. The increase is primarily due to higher volumes, which were partially offset by higher raw material and distribution costs resulting primarily from higher natural gas and oil costs and the May acquisition (See Note 2 to the Condensed Consolidated and Condensed Combined Financial Statements).

Foods
-----

Foods' sales for the nine months ended September 30, 2000 were $403.9 million, an increase of $25.2 million, or approximately 7%, compared to $378.7 million for the nine months ended September 30, 1999. Excluding sales of $11.1 million from divested businesses in 1999, sales from Foods' ongoing businesses increased $36.3, or approximately 10%. The increase was led by the introduction of the new product, It's Pasta Anytime. In addition, Foods improved sales with growth in domestic and international sauce volumes due primarily to new product introductions and expanded distribution. These improvements were partially offset by pasta category declines.















                                              30
Foods' adjusted operating EBITDA declined $26.4 million from income of $2.8 million in 1999 to a loss of $23.6 million in 2000. Excluding the impact of Foods Unaligned businesses sold in 1999 and a $9.3 million gain on the favorable settlement of litigation in 1999, ongoing adjusted operating EBITDA decreased $14.3 million. The decline in ongoing results was primarily due to significantly higher marketing costs associated with the introduction of new products and increased distribution expenses resulting from increased fuel and warehousing costs. Higher conversion costs primarily in the pasta business and start-up costs associated with the introduction of new products also contributed to the overall decline. These additional costs were substantially offset by improved volumes and a reduction in general and administrative expenses due to the absence of implementation costs associated with enterprise-wide information technology systems.


Business  Held  for  Sale
-------------------------

The business held for sale classification represents the Company's printing inks business. Net sales and adjusted operating EBITDA are consistent with prior years.

Corporate  and  other
---------------------

Corporate and other sales decreased $5.5 million, or approximately 76%, to $1.7 million for the first three quarters of 2000 compared with $7.2 million for the first three quarters of 1999 due to the divestiture of the infrastructure management services business at the end of February 2000. Adjusted operating EBITDA decreased $21.4 million to a loss of $26.4 million in 2000 from a loss of $5.0 million in 1999. The decline is primarily due to the timing and settlement of various corporate liabilities and expenses, including a $7.6 million charge for a pension settlement, partially offset by the $10.5 million gain on the sale of certain rights to harvest shellfish (See Note 2 to the Condensed Consolidated and Condensed Combined Financial Statements).

NON-OPERATING  EXPENSES  AND  INCOME  TAXES
-------------------------------------------

Following is a comparison of non-operating expenses for the three months ended September 30, 2000 and 1999:

-------------------------------------------------------------------------------------------------
                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                            CONSOLIDATED             COMBINED
                                                            ------------             --------
(Dollars in millions)                                       2000    1999           2000    1999
-------------------------------------------------------------------------------------------------
Interest expense                                            $17.5   $15.6          $17.5   $15.3
Affiliated interest expense, net                              3.9     4.5            0.4     1.6
Interest income and other                                    (3.6)   (6.5)          (4.1)   (5.9)
Equity in net (income) loss of unconsolidated subsidiaries   (1.6)   (1.3)           0.1    (1.3)
                                                            ------  ------         ------  ------
                                                            $16.2   $12.3          $13.9   $ 9.7
-------------------------------------------------------------------------------------------------

Consolidated non-operating expenses increased $3.9 million for the three months ended September 30, 2000 compared with the three months ended September 30, 1999. The increase was primarily attributable to higher interest expense due to higher outstanding long-term debt balances and a reduction in interest income due to lower average cash balances in 2000 compared to 1999. These increases were partially offset by dividend income on the World Kitchen, Inc. (WKI) cumulative junior preferred stock (See Note 5 to the Condensed Consolidated and Condensed Combined Financial Statements) and decreased affiliated interest expense due to lower average loan balances outstanding in 2000 compared to 1999.

For the three months ended September 30, 2000, combined operating expenses increased $4.2 million compared with the corresponding period in the previous year. The increase was primarily attributable to increased interest expense due to higher outstanding long-term debt balances and a reduction in interest income due to lower average cash balances in 2000 compared to 1999. These increases were partially offset by dividend income on the WKI cumulative junior preferred stock (See Note 5 to the Condensed Consolidated and Condensed Combined Financial Statements) and decreased affiliated interest expense due to lower average loan balances outstanding in 2000 compared to 1999.

Following is a comparison of non-operating expenses for the nine months ended September 30, 2000 and 1999:

------------------------------------------------------------------------------------------------
                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                             CONSOLIDATED          COMBINED
                                                             ------------          --------
(Dollars in millions)                                        2000     1999       2000      1999
------------------------------------------------------------------------------------------------
Interest expense                                            $ 46.8   $ 46.6   $ 46.8   $ 46.7
Affiliated interest expense, net                              12.2     14.5      1.0      5.1
Interest income and other                                    (14.4)   (24.1)   (14.7)   (23.4)
Equity in net (income) loss of unconsolidated subsidiaries    (2.5)     2.6     (0.9)     2.6
                                                            -------  -------  -------  -------
                                                            $ 42.1   $ 39.6   $ 32.2   $ 31.0
------------------------------------------------------------------------------------------------

Consolidated non-operating expenses increased $2.5 million for the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999. The increase is primarily attributable to a reduction in interest income due to lower average cash balances in 2000 compared to 1999. This increase was substantially offset by dividend income on the WKI cumulative junior preferred stock (See Note 5 to the Condensed Consolidated and Condensed Combined Financial Statements), lower affiliated interest expense due to lower average outstanding loan balances and equity in net income of unconsolidated subsidiaries in 2000 compared with losses in 1999.

For the nine months ended September 30, 2000, combined non-operating expenses increased $1.2 million compared with the corresponding period in the previous year. The increase is primarily attributable to a reduction in interest income due to lower average cash balances in 2000 compared to 1999. This increase was substantially offset by dividend income on the WKI cumulative junior preferred stock (See Note 5 to the Condensed Consolidated and Condensed Combined Financial Statements), lower affiliated interest expense due to lower average outstanding loan balances and equity in net income of unconsolidated subsidiaries in 2000 compared with losses in 1999.

Following is a comparison of income taxes for the three and nine months ended September 30, 2000 and 1999:

------------------------------------------------------------------------------------------------
                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                               CONSOLIDATED          COMBINED
                                                               ------------          --------
(Dollars in millions)                                          2000    1999        2000    1999
------------------------------------------------------------------------------------------------
Income tax expense                                             $7.6    $5.6         $9.7  $18.4
Effective tax rate                                              N/M     60%          N/M    49%
------------------------------------------------------------------------------------------------

The 2000 consolidated effective tax rate reflects valuation reserves recorded on foreign tax credits generated in 2000 and 1999. These credits are not likely to be utilized by the Company as a consequence of limitations on usage imposed by the Internal Revenue Code for such credits. In addition, the 2000 consolidated effective tax rate for the three months ended September 30, 2000 reflects amounts identified in the filing of the Company's 1999 tax returns. The consolidated effective tax rate for 1999 reflects minor changes in estimates for foreign jurisdictions as well as amounts identified in the filing of the Company's 1998 tax returns.

The 2000 and 1999 combined effective tax rate includes the above for consolidated. In addition, the combined effective tax rate for 1999 reflects the tax effect of the disposal of Food's Chinese subsidiary, which had substantial differences in its net book value and tax basis.

------------------------------------------------------------------------------------------------
                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                              CONSOLIDATED          COMBINED
                                                              ------------          --------
(Dollars in millions)                                       2000    1999          2000    1999
------------------------------------------------------------------------------------------------
Income tax expense                                          $28.8   $24.7       $(49.0)  $52.4
Effective tax rate                                            63%     38%          N/M     52%
------------------------------------------------------------------------------------------------


                                              32
The 2000 consolidated effective tax rate reflects valuation reserves recorded on foreign tax credits generated in 2000, 1999 and 1998. These credits are not likely to be utilized by the Company as a consequence of a settlement resolving federal examination issues for the years 1996 and 1997 as well as usage limitations imposed by the Internal Revenue Code for such credits. (See also
Note 3 to the Condensed Consolidated and Condensed Combined Financial Statements.) In addition, the 2000 consolidated effective tax rate for the nine months ended September 30, 2000 reflects amounts identified in the filing of the Company's 1999 tax returns. The 1999 consolidated effective rate for the nine months ended September 30, 1999 reflects a higher portion of net income derived from foreign operations and the effect of lower tax rates in foreign jurisdictions.

The 2000 and 1999 combined effective tax rate includes the above for consolidated and, as a result of the settlement reached with the Internal Revenue Service, the 2000 combined tax rate reflects amounts related to the divestiture of certain businesses of the Combined Companies that are no longer considered necessary. These amounts are included in combined but not in consolidated tax expense because combined does not reflect the sale of Foods as a discontinued operation. (See also Note 3 to the Condensed Consolidated and Condensed Combined Financial Statements). In addition, the 2000 combined effective tax rate for the nine months ended September 30, 2000 reflects amounts identified in the filing of the Company's 1999 tax returns. The combined effective tax rate for 1999 reflects the tax effect of the disposal of Food's Chinese subsidiary, which had substantial differences in its net book value and tax basis.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

Operating  Activities
---------------------

Consolidated cash provided by operating activities of $32.5 million for the nine months ended September 30, 2000 was $2.7 million less than the $35.2 million provided in 1999. Significant fluctuations from prior year include lower adjusted operating EBITDA in 2000 of $27.6 million, higher inventory balances of $15.9 million primarily in the Chemical business as a result of an increase in raw material prices, and a $24.3 million increase in accounts receivable primarily in the Chemical business due to the higher raw material prices being passed through to customers. These increased outflows were substantially offset by a $29.4 million increase in trade payables primarily in the Chemical business due to higher raw material costs as well as the timing of payments, the absence of a 1999 payment of approximately $13.0 million to settle certain long-term disability claims, the absence of 1999 settlement payments of approximately $6.4 million related to divested businesses and lower net interest and tax payments of $10.8 million.

Combined operating activities provided cash of $53.2 million for the nine months ended September 30, 2000 compared to $23.4 million in 1999, an improvement of $29.8 million. Consolidated activity discussed above was more than offset by improved accounts receivable cash flows of $14.0 million due primarily to the absence of 1999 collection issues associated with Foods' systems implementations, improved cash flows of $12.5 million primarily due to Foods' timing of trade payments, improvement primarily in the working capital of discontinued operations of $12.0 million, lower inventory balances of $9.0 million primarily as a result of Foods' depletion of favorable tomato purchases made in the fourth quarter of 1999, and the absence of 1999 payments of $6.1 million related to the divestiture of Foods' Unaligned businesses. These improvements were partially offset by a reduction in adjusted operating EBITDA of $17.1 million, excluding a Foods 1999 $9.3 million favorable litigation settlement, and higher net interest and tax payments of $4.2 million.

Investing  Activities
---------------------

Consolidated investing activities used $231.2 million in the first nine months of 2000 versus $150.5 million in the first nine months of 1999. The increase of $80.7 million primarily represents $40.0 million of purchased receivables, net of cash collected, from World Kitchen, Inc. ("WKI"), an affiliate of the Company, the acquisitions made by Consumer Adhesives and Chemical for $136.5 million (see Note 2 to the Condensed Consolidated and Condensed Combined Financial Statements), compared to the 1999 Spurlock and Blagden acquisitions for $110.5 million, and increased capital expenditures in 2000 of $29.3 million primarily for Chemical plant expansions. These outflows were partially offset by the collection of outstanding debt which eliminated the Company's investment in affiliate (See Note 5 to the Condensed Consolidated and Condensed Combined Financial Statements).

Combined cash used by investing activities in the first nine months of 2000 was $279.5 million versus $163.3 million in 1999. The $116.2 million increase reflects the Consolidated activity described above, excluding the affiliated collections of $11.7, and the absence of $23.6 million of proceeds from the 1999 sale of Foods Unaligned businesses.

Financing  Activities
---------------------

Consolidated financing activities generated cash of $36.9 million in 2000 compared to $362.2 million cash used in 1999. The $399.1 million improvement is primarily due to short and long-term borrowings in 2000 compared to affiliated loans and repayments in 1999. The nine months ended September 30, 2000 includes long-term debt borrowings of $122.0 million and short-term debt borrowings of $28.9 million. Year to date September 30, 1999 included a $132.6 million loan made to CCPC Acquisition Corp. to provide financing for acquisitions, and 1999 repayments of affiliated borrowings from BWHLLC, an affiliate of the Company's parent, and Foods totaling $172.9 million. Additionally, 2000 includes a $10.3 million repayment of Industrial Bonds, higher common stock dividends paid of $12.6 million and the distribution of $10.3 million in cash temporarily held by the infrastructure management services business for the benefit of its customers. The $10.3 million distribution represents payroll related withholdings for which the infrastructure management services business was liable when the business was distributed to the Company's parent (See Note 5 to the Condensed Consolidated and Condensed Combined Financial Statements).

Combined financing activities generated cash of $61.2 million in 2000 compared to $330.8 million cash used in 1999. The $392.0 million improvement is primarily due to long-term debt borrowings of $122.0 million, $29.5 million of short-term debt borrowings in 2000 compared to repayments of $7.2 million in 1999, the absence of a $132.6 million loan made in 1999 to CCPC Acquisition Corp., and the absence of a $138.2 million 1999 loan repayment to BWHLLC. These inflows were partially offset by a $10.3 million repayment of Industrial Bonds, higher common stock dividends paid of $12.6 million and the distribution of $10.3 million in cash temporarily held by the infrastructure management services business for the benefit of its customers.

Total amounts outstanding under the Company's credit facility as of September 30, 2000 were $122.0.

In the third quarter of 2000, the Company entered into a credit agreement with WKI to provide up to $40.0 million of short-term financing. As of November 10, 2000, there was $12.5 million outstanding under this agreement. (See Note 5 to the Condensed Consolidated and Condensed Combined Financial Statements).

In addition, amounts owed to the Company by WKI's parent, CCPC Acquisition Corp., are to be repaid from proceeds received from the sale of a business unit acquired by CCPC Acquisition Corp. with the 1999 purchase of EKCO Group, Inc. (See Note 5 to the Condensed Consolidated and Condensed Combined Financial Statements). In the event CCPC Acquisition Corp. realizes less than originally anticipated on the sale of this business unit, WKI will be required to remit additional consideration to its parent.


RECENT  ACCOUNTING  PRONOUNCEMENTS
----------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires all derivatives be measured at fair value and recorded on a company's balance sheet as an asset or a liability, depending on the company's underlying rights or obligations associated with the derivative instrument. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instrument and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133." This statement defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issues SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is an amendment of SFAS No. 133. SFAS No. 138 addresses a limited number of implementation issues resulting from the application of SFAS No. 133. The Company and Combined Companies have an implementation plan and expect the implementation to be completed by January 1, 2001.













                                              34
In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 - Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Registrants must comply with the SAB no later than the fourth quarter of 2000. Application of the guidance in this SAB will not have a material impact on the financial statements of the Company or Combined Companies.

In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives", which addresses the recognition, measurement and income statement classification for sales incentives offered to customers. In September 2000, the EITF reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which addresses the income statement classification for shipping and handling fees and costs. All provisions of these EITF's are required to be reflected no later than the fourth quarter of 2000. The Company and Combined Companies are in the process of accumulating and evaluating the information required to comply with these EITF issues, but do not expect reported financial results will be significantly impacted.

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

Item  6:     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES, AND REPORTS ON FORM 8-K

a.     Exhibits

       (27)     Financial  Data  Schedule

b.     Financial  Statement  Schedules

Included are the separate condensed financial statements of Foods Holdings filed in accordance with rule 3-10 of Regulation S-X. Foods Holdings is a guarantor of the Company's credit facility and all of the Company's outstanding publicly held debt.

c.     Reports  on  Form  8-K

There  were  no  reports  on  Form  8-K issued during the third quarter of 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                   BORDEN,  INC.

Date  November  14,  2000                              By
                                                           ---------------------
                                                           Deborah  K.  Roche
                                                           Vice  President,
                                                           General  Auditor
                                                           and  Controller
                                                           (Principal Accounting
                                                           Officer)




































































                                              37
BORDEN  FOODS  HOLDINGS  CORPORATION

CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
FOR  THE  THREE  AND  NINE  MONTHS  ENDED
SEPTEMBER  30,  2000  AND  1999

















































































                                         BFH 1

--------------------------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
AND  COMPREHENSIVE  INCOME  (UNAUDITED)

BORDEN  FOODS  HOLDINGS  CORPORATION
                                                                             Three Months Ended       Nine Months Ended
(In thousands except per share and share amounts)                               September 30,            September 30,
                                                                               2000       1999        2000       1999
--------------------------------------------------------------------------------------------------------------------------
Net sales                                                                    $138,918   $122,850   $ 403,875   $378,673
Cost of goods sold                                                             70,852     57,431     206,862    185,193
                                                                             ---------  ---------  ----------  ---------

Gross margin                                                                   68,066     65,419     197,013    193,480
                                                                             ---------  ---------  ----------  ---------

Distribution expense                                                           10,570      9,666      33,204     28,520
Marketing expense                                                              48,783     47,693     167,196    137,179
General & administrative expense                                               14,707     14,323      43,472     42,558
Gain on divestiture of businesses                                              (3,101)   (30,609)     (3,101)   (44,080)
Business realignment                                                            4,747          -       4,747          -
                                                                             ---------  ---------  ----------  ---------

Operating (loss) income                                                        (7,640)    24,346     (48,505)    29,303
                                                                             ---------  ---------  ----------  ---------

Interest income, net                                                           (3,968)    (3,718)    (12,593)   (10,392)
Other income, net                                                                   -         (9)          -       (332)
                                                                             ---------  ---------  ----------  ---------

(Loss) income before income tax                                                (3,672)    28,073     (35,912)    40,027
Income tax expense (benefit)                                                    2,090     11,260     (10,048)    26,131
                                                                             ---------  ---------  ----------  ---------

(Loss) income before cumulative effect of accounting change                    (5,762)    16,813     (25,864)    13,896
Cumulative effect of accounting change, net of tax                                  -          -           -     (2,806)
                                                                             ---------  ---------  ----------  ---------

Net (loss) income                                                              (5,762)    16,813     (25,864)    11,090

Affiliate's share of income                                                       (13)      (562)        110       (827)
                                                                             ---------  ---------  ----------  ---------

Net (loss) income applicable to common stock                                 $ (5,775)  $ 16,251   $ (25,754)  $ 10,263
                                                                             =========  =========  ==========  =========

Comprehensive (loss) income (Note 6)                                         $ (6,073)  $ 16,924   $ (27,924)  $  9,486
                                                                             =========  =========  ==========  =========


Basic and diluted (loss) earnings per common share                           $(57,750)  $162,510   $(257,540)  $102,630

Average number of common shares outstanding
  during the period                                                               100        100         100        100

--------------------------------------------------------------------------------------------------------------------------
See accompanying Notes to the Condensed Consolidated Financial Statements.
























                                         BFH 2

------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)

BORDEN  FOODS  HOLDINGS  CORPORATION

(In  thousands)
                                                                        September 30,     December 31,
ASSETS                                                                       2000          1999
------------------------------------------------------------------------------------------------------
  CURRENT ASSETS
    Cash and equivalents                                                     $237,560   $266,825
    Accounts receivable (less allowance for doubtful
      accounts of $895 and $1,317, respectively)                               42,539     55,201
    Inventories:
      Finished and in-process goods                                            47,903     48,066
      Raw materials and supplies                                               22,769     30,089
    Deferred income taxes                                                      10,553     15,383
    Other current assets                                                        9,148     11,793
                                                                             ---------  ---------
                                                                              370,472    427,357

  OTHER ASSETS                                                                  9,241     10,819

  PROPERTY AND EQUIPMENT
    Land                                                                        9,551      9,542
    Buildings                                                                  38,820     40,763
    Machinery and equipment                                                   218,900    190,679
                                                                             ---------  ---------
                                                                              267,271    240,984
    Less accumulated depreciation                                             (77,852)   (64,462)
                                                                             ---------  ---------
                                                                              189,419    176,522

  INTANGIBLES
    Goodwill                                                                   10,771     11,006
    Trademarks and other intangibles                                          106,445    108,496
                                                                             ---------  ---------
                                                                              117,216    119,502
                                                                             ---------  ---------

  TOTAL ASSETS                                                               $686,348   $734,200
                                                                             =========  =========
------------------------------------------------------------------------------------------------------
See accompanying Notes to the Condensed Consolidated Financial Statements.






































                                         BFH 3

-----------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)

BORDEN  FOODS  HOLDINGS  CORPORATION

(In  thousands  except  per  share  and  share  amounts)
                                                                          September 30,  December 31,
LIABILITIES AND SHAREHOLDER'S EQUITY                                           2000       1999
-----------------------------------------------------------------------------------------------------
  CURRENT LIABILITIES
    Accounts and drafts payable                                              $ 43,971     46,858
    Accrued customer allowances                                                15,926     17,781
    Debt payable within one year                                                  900        346
    Loans due to affiliates                                                     3,222      2,513
    Income tax payable                                                         11,584     20,594
    Other current liabilities                                                  43,001     51,385
                                                                             ---------  ---------
                                                                              118,604    139,477

  OTHER LIABILITIES
    Long-term debt                                                              2,875      3,033
    Deferred income taxes                                                      12,773     34,585
    Other long-term liabilities                                                24,350     22,820
                                                                             ---------  ---------
                                                                               39,998     60,438

  COMMITMENTS AND CONTINGENCIES (NOTE 9)

  SHAREHOLDER'S EQUITY
    Common stock - $0.01 par value; 100 shares
      authorized, issued, and outstanding                                           -          -
    Paid in capital                                                           427,202    405,817
    Shareholder's investment in affiliates                                     66,162     66,272
    Accumulated translation adjustments                                        (5,188)    (3,128)
    Retained earnings                                                          39,570     65,324
                                                                             ---------  ---------
                                                                              527,746    534,285
                                                                             ---------  ---------

  TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                 $686,348   $734,200
                                                                             =========  =========
-----------------------------------------------------------------------------------------------------
See accompanying Notes to the Condensed Consolidated Financial Statements.






































                                         BFH 4

-------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)

BORDEN  FOODS  HOLDINGS  CORPORATION
                                                                               Nine Months Ended
(In thousands)                                                                   September 30,


                                                                                2000       1999
-------------------------------------------------------------------------------------------------
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) income                                                        $(25,864)  $ 11,090
    Adjustments to reconcile net (loss) income to
    net cash from (used in) operating activities:
       Depreciation and amortization                                           21,630     14,913
       Deferred tax provision                                                   4,404     15,886
       Gain on divestiture of businesses                                       (3,101)   (44,080)
       Business realignment                                                     4,747          -
    Net change in assets and liabilities:
       Accounts receivable                                                     12,662     (1,997)
       Other receivables                                                        1,492       (202)
       Inventories                                                              7,483     (1,096)
       Accounts and drafts payable                                             (2,887)   (14,302)
       Accrued customer allowances                                             (1,855)    (3,966)
       Income taxes                                                            (9,010)    22,327
       Other amounts due to/from affiliates                                     1,165     (3,467)
       Other current assets and liabilities                                    (7,826)    (5,783)
       Other assets and liabilities                                             3,590     (6,744)
                                                                             ---------  ---------
         Net cash provided by (used in) operating activities                    6,630    (17,421)
                                                                             ---------  ---------

  CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                      (37,158)   (34,941)
    Proceeds from the sale of fixed assets                                          -      4,466
    Proceeds from the sale of businesses                                            -     23,571
                                                                             ---------  ---------
         Net cash used in investing activities                                (37,158)    (6,904)
                                                                             ---------  ---------

  CASH FLOWS FROM FINANCING ACTIVITIES
    Net short-term debt borrowings (payments)                                     554     (6,057)
    Proceeds from loans payable to affiliate                                      709      2,884
                                                                             ---------  ---------
         Net cash provided by (used in) financing activities                    1,263     (3,173)
                                                                             ---------  ---------

  DECREASE IN CASH AND EQUIVALENTS                                            (29,265)   (27,498)

  CASH AND EQUIVALENTS AT BEGINNING
    OF PERIOD                                                                 266,825    300,104
                                                                             ---------  ---------

  CASH AND EQUIVALENTS AT END
    OF PERIOD                                                                $237,560   $272,606
                                                                             =========  =========
-------------------------------------------------------------------------------------------------
See accompanying Notes to the Condensed Consolidated Financial Statements.
























                                         BFH 5

-------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (CONTINUED)

BORDEN  FOODS  HOLDINGS  CORPORATION
                                                                           Nine Months Ended
(In thousands)                                                               September 30,


                                                                              2000      1999
-------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid (received):
    Interest                                                                $    33   $    424
    Taxes, net of refunds                                                    (7,409)   (14,952)

-------------------------------------------------------------------------------------------------
See accompanying Notes to the Condensed Consolidated Financial Statements.































































                                         BFH 6

---------------------------------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENT  OF  SHAREHOLDER'S  EQUITY  (UNAUDITED)

BORDEN  FOODS  HOLDINGS  CORPORATION

(In  thousands)
---------------------------------------------------------------------------------------------------------------------------------
                                                                           Shareholder's    Accumulated
                                                                Paid in     Investment      Translation    Retained
                                                                Capital    in Affiliate     Adjustments    Earnings        Total
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                   $405,817      $66,272        $(3,128)      $65,324        $534,285
---------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                                  (25,864)        (25,864)

Foreign currency translation adjustments                                                     (2,060)                       (2,060)

Affiliate's share of income                                                     (110)                         110             -

Increase in tax basis related to finalization
  of purchase price allocation                                   21,385                                                    21,385
---------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000                                  $427,202      $66,162        $(5,188)      $39,570        $527,746
---------------------------------------------------------------------------------------------------------------------------------
See accompanying Notes to the Condensed Consolidated Financial Statements.

























































                                         BFH 7
BORDEN  FOODS  HOLDINGS  CORPORATION
NOTES  TO  THE  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
(Dollars  in  thousands)


1.  NATURE  OF  OPERATIONS

Borden Foods Holdings Corporation ("Foods Holdings"), a wholly owned subsidiary of Borden Foods Holdings, LLC ("LLC"), owns approximately 98% of Borden Foods Corporation ("BFC"). The remaining interest in BFC is owned directly by LLC. BFC is a manufacturer and distributor of a variety of food products worldwide, including pasta, pasta sauce, bouillon, dry soups, and shelf stable meals. At September 30, 2000, BFC's operations included 8 production facilities, 4 of which are located in the United States. The remaining facilities are located in Canada and Italy.


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





























                                      BFH8
In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives", which addresses the recognition, measurement and income statement classification for sales incentives offered to customers. In September 2000, the EITF reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which addresses the income statement classification for shipping and handling fees and costs. All provisions of the EITF's are required to be reflected no later than the fourth quarter of 2000. BFC is in the process of accumulating and evaluating the information required to comply with these EITF issues, but does not expect reported financial results to be significantly impacted.

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

During the third quarter of 1999, BFC sold the chocolate milk business located in Denmark. The sale generated proceeds of $6,692 and a pre-tax gain of $1,667. BFC also reduced current liabilities by $29,767 for the resolution of divestiture related severance and lower than expected exit costs.

During the third quarter of 2000, BFC reduced current liabilities by $3,101 due to lower than expected exit costs.

Activities related to the divestiture reserves during the three and nine months ended September 30, 2000, which were recorded in other current liabilities, were as follows:

------------------------------------------------------------------------------------
                                                    Business &     Selling,
                                   Work-Force      Contractual     Legal &
                                 Reductions(1)    Obligations(2)   Other(3)    TOTAL
                                --------------  ---------------  ---------  --------
Balance at December 31, 1999           $1,351           $8,270     $1,337   $10,958

Utilized                               (1,298)            (712)      (420)   (2,430)
                                       -------           ------     ------   -------
Balance at June 30, 2000                  $53           $7,558       $917    $8,528

Utilized                                  (46)            (124)      (243)     (413)
Other (4)                                   -           (2,470)      (631)   (3,101)
                                       -------           ------     ------   -------
Balance at September 30, 2000              $7           $4,964        $43    $5,014
                                       =======           ======     ======   =======

------------------------------------------------------------------------------------
(1)  Includes  severance  and  other  employee  related  benefits.
(2)  Includes  charges  related  to  the  termination  of  leases,  distributor arrangements,  and  other  contractual  agreements.
(3)  Includes  selling  and  legal  fees, facility closings, and other miscellaneous costs.
(4)  Changes  in  estimates.
------------------------------------------------------------------------------------














                                      BFH9
4.  BUSINESS REALIGNMENT

During the third quarter of 2000, BFC recorded charges of $4,747 to implement a workforce reduction plan. The workforce reduction plan was put into place to take advantage of the efficiencies generated from the implementation of enterprise-wide information technology systems in 1999 and work process redesign. The plan is expected to reduce ongoing general and administrative expenses. As of September 30, 2000, reserves primarily for severance were $4,108.


5.  AFFILIATE'S  SHARE  OF  INCOME

In accordance with BFC Investment LP's limited partnership agreement with BFC and LLC, LLC was allocated an affiliate's share of (loss) income (see accompanying condensed consolidated statements of operations) of ($110) and $827 during the first nine months of 2000 and 1999, respectively.


6.  COMPREHENSIVE  INCOME

Comprehensive  (loss) income  was  computed  as  follows:

---------------------------------------------------------------------------------
                                      Three months ended        Nine months ended
                                         September  30,          September  30,
                                            2000       1999       2000      1999
                                            ----       ----       ----      ----

Net (loss) income                         $(5,762)  $16,813   $(25,864)  $11,090
Foreign currency translation adjustments     (311)      393     (2,060)   (1,322)
Reclassification adjustment                     -      (282)         -      (282)
                                          -------   -------   ---------  --------
                                          $(6,073)  $16,924   $(27,924)  $ 9,486
                                          =======   =======   =========  ========
---------------------------------------------------------------------------------


The reclassification adjustment in 1999 represents the accumulated translation adjustment recognized on the sale of the chocolate milk business located in Denmark.


7.  RELATED  PARTIES

Borden and a subsidiary of Borden provide certain administrative services to BFC at negotiated fees. These services include processing of payroll, active and retiree group insurance claims, securing insurance coverage for catastrophic claims, and information systems support. BFC also reimburses the Borden subsidiary for payments for general disbursements and post-employment benefit claims. The amount owed by BFC for reimbursement of payments, services, and other liabilities was $249 at September 30, 2000 and $777 at December 31, 1999.

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

























                                      BFH10
Eligible U.S. employees are provided employee pension benefits under the Borden domestic pension plan to which BFC contributes, and can participate in the Borden retirement savings plan. BFC has recognized expenses associated with these benefits, certain of which are determined by Borden's actuary. The liabilities for these obligations are included in BFC's financial statements.

The following summarizes the affiliate charges for the three and nine months ended September 30, 2000 and 1999.

------------------------------------------------------------------
                        Three months ended       Nine months ended
                           September  30,          September  30,
                             2000    1999          2000    1999
                            ------  ------        ------  -------
Employee benefits            $  975  $  739      $2,997  $ 2,102
Group and general insurance       -   1,133         626    3,224
Administrative services         284   3,259       2,789   10,666
                             ------  ------      ------  -------
                             $1,259  $5,131      $6,412  $15,992
                             ======  ======      ======  =======
------------------------------------------------------------------

BFC performs certain administrative services on behalf of other Borden affiliates. These services include customer service, purchasing and quality assurance. BFC charged affiliates $205 and $128 for such services for the three months ended September 30, 2000 and 1999, respectively, and $577 and $533 for such services for the nine months ended September 30, 2000 and 1999, respectively. The receivable for these services was $280 at September 30, 2000 and $972 at December 31, 1999.

BFC invests cash not used in operations with Borden. BFC's investment balance was $208,646 at September 30, 2000 and $234,550 at December 31, 1999. The funds are invested overnight earning a rate set by Borden that generally approximates money market rates. BFC earned interest income of $3,621 and $3,421 on these funds for the three months ended September 30, 2000 and 1999, respectively, and $11,613 and $10,080 for the nine months ended September 30, 2000 and 1999, respectively. Amounts receivable for interest were $336 and $1,861 at September 30, 2000 and December 31, 1999, respectively.

Borden continues to provide executive, financial and strategic management to BFC for which it charges a quarterly fee of $250. The fee is paid at the end of each quarter.

Foods Holdings has fully and unconditionally guaranteed obligations under Borden's Credit Facility and all of Borden's publicly held debt on a pari passu basis. In connection with this guarantee, Foods Holdings charges Borden an annual fee of $1,050. The receivable for the guarantee was $788 at September
30,  2000.  The  fee  is  paid  at  the  end  of  each  calendar  year.

BFC has borrowed funds from LLC for use in operations at a variable interest rate of approximately 7.25%. Loan balance and interest payable to LLC were $3,222 and $276, respectively, as of September 30, 2000 and $2,513 and $789, respectively, as of December 31, 1999.





























                                      BFH11
8.  UNIT  INCENTIVE  PLAN

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


9.  COMMITMENTS  AND  CONTINGENCIES

Commitments
-----------
BFC has entered into a long-term production agreement through 2005, subject to renewal thereafter, for the production and packaging of sauce. Under a financing arrangement, the contracted party must install a glass packaging machinery line at its facility. BFC has agreed to provide payments based on unit production until the equipment costs are fully recovered. Upon expiration or termination of this agreement for any cause other than for special reasons, BFC shall pay for any unrecovered costs of equipment at such time. Total obligations under this financing arrangement are $5,800.

In conjunction with the production agreement, BFC has entered into a long-term supply agreement through 2004 with the same party, subject to renewal thereafter, for diced tomatoes and tomato concentrates. The supply agreement requires BFC to purchase, at prices determined by formulas, 100% of its requirements for diced tomatoes and a minimum of 20 million pounds of tomato concentrate per crop year. Based on the pricing formula, the minimum purchase commitment for tomato concentrate is approximately $5,400 per crop year.

Legal  Matters
--------------
BFC is involved in certain legal proceedings arising through the normal course of business. Management is of the opinion that the final outcomes of such proceedings should not have a material impact on BFC's results of operations or financial position.











































                                      BFH12