Form 10-K
period 2000-12-31
BORDEN INC
filed 2001-04-02
CIK 13239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K

  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

  For the fiscal year ended: December 31, 2000  Commission file number: 1-71
                             -----------------                          ----



                                  BORDEN, INC.


         New  Jersey                                     13-0511250
      -------------------                         ----------------------
    (State of incorporation)                (I.R.S. Employer Identification No.)

 180 East Broad St., Columbus, OH 43215                 614-225-4000
 --------------------------------------         ---------------------------
 (Address of principal executive offices)     (Registrant's  telephone  number)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title  of  each  class                 Name of each exchange on which registered
----------------------                 -----------------------------------------
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

Aggregate market value in thousands of the voting stock held by nonaffiliates of the Registrant based upon the average bid and asked prices of such stock on April 2, 2001: $0.

Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on April 2, 2001: 198,974,994

                       DOCUMENTS INCORPORATED BY REFERENCE

     Document                                         Incorporated
     --------                                         ------------
         none                                              none

================================================================================
  The  Exhibit  Index  is  Located  herein  at  sequential pages 83 through 85.

                                  BORDEN, INC.



INTRODUCTION
------------

The following filing with the Securities and Exchange Commission ("SEC") by Borden, Inc. ("the Company") presents three separate financial statements:
Borden, Inc. Consolidated Financial Statements, Borden, Inc. and Affiliates Combined Financial Statements and the Financial Statements of Borden Foods Holdings Corporation ("Foods Holdings"). The consolidated statements present the Company after the effect of the sale of (i) the Company's former salty snacks business ("Wise") to Wise Holdings, Inc. ("Wise Holdings") and its subsidiaries and (ii) the Company's former domestic and international foods business ("Foods") to Foods Holdings and its subsidiaries, as explained in Note 1 to the Consolidated and Combined Financial Statements. The Company and Foods Holdings are controlled by BW Holdings, LLC ("BWHLLC"). The Consolidated Financial
Statements  are  those  of  the  Company,  which  is  the  SEC  Registrant.

The Borden, Inc. and Affiliates ("the Combined Companies") Combined Financial Statements are included herein to present the Company on a combined historical basis, including the financial position, results of operations and cash flows of Wise and Foods. The Combined Companies' financial statements are included, supplementally, to present financial information on a basis consistent with that on which credit was originally extended to the Company (prior to push down accounting) and because management of the Company continues to control significant financial and managerial decisions with respect to Foods Holdings. On October 30, 2000, Wise Holdings was sold by BWHLLC. For purposes of the Combined Financial Statements, Wise Holdings is treated as if its net assets were distributed out of the Combined Companies ("the Wise Distribution") on October 30, 2000. As of October 30, 2000, Wise Holdings financial guarantees ceased. Accordingly, in the Combined Financial Statements Wise is reflected as a discontinued operation for all periods presented (See Note 6 to the Consolidated and Combined Financial Statements) and separate financial statements of Wise Holdings are no longer included in Part IV of this Registration Statement on Form 10-K. In accordance with rule 3-10 of Regulation S-X, the financial statements of Foods Holdings are included in Part IV of this Registration Statement on Form 10-K because Foods Holdings is a guarantor of the Company's credit facility and all of the Company's outstanding publicly held debt. The financial statements for Foods Holdings are prepared on a purchase accounting basis.

                                  BORDEN, INC.

                                      INDEX





PART I
Item 1 - Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
Item 2 - Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
Item 3 - Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
Item 4 - Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . .  11

PART II
Item 5 - Market for the Registrant's Common Stock and Related Stockholder Matters . . . . . . . . . .  11
Item 6 - Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. . . .  13
Item 7A - Quantitative and Qualitative Disclosures about Market Risk. . . . . . . . . . . . . . . . .  26
Item 8 - Financial Statements and Supplementary Data. . . . . . . . . . . . . . . . . . . . . . . . .  27

         BORDEN, INC. ("BORDEN") CONSOLIDATED AND  BORDEN, INC. AND AFFILIATES
         COMBINED FINANCIAL STATEMENTS
         Consolidated Statements of Operations, years ended December 31, 2000, 1999 and 1998. . . . .  27
         Consolidated Balance Sheets, December 31, 2000 and 1999. . . . . . . . . . . . . . . . . . .  29
         Consolidated Statements of Cash Flows, years ended December 31, 2000, 1999 and 1998. . . . .  31
         Consolidated Statement of Shareholders' Equity, years ended December 31, 2000, 1999 and 1998  33
         Combined Statements of Operations, years ended December 31, 2000, 1999 and 1998. . . . . . .  35
         Combined Balance Sheets, December 31, 2000 and 1999. . . . . . . . . . . . . . . . . . . . .  36
         Combined Statements of Cash Flows, years ended December 31, 2000, 1999 and 1998. . . . . . .  38
         Combined Statement of Shareholders' Equity, years ended December 31, 2000, 1999 and 1998 . .  40
         Notes to Consolidated and Combined Financial Statements. . . . . . . . . . . . . . . . . . .  42
         Independent Auditors' Reports. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  69
Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . .  71

PART III
Item 10 - Directors and Executive Officers of the Registrant. . . . . . . . . . . . . . . . . . . . .  71
Item 11 - Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  73
Item 12 - Security Ownership of Certain Beneficial Owners and Management. . . . . . . . . . . . . . .  78
Item 13 - Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . . . . . . . .  79

PART IV
Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K . . . . . . . . . . . . . .  80


                                     PART I

ITEM  1.   BUSINESS
--------   --------

The Company was incorporated on April 24, 1899. The Company is engaged primarily in manufacturing, processing, purchasing and distributing specialty chemicals and consumer adhesives. The Combined Companies primarily include the specialty chemicals, consumer adhesives, Wise and Foods businesses. Corporate departments provide certain governance functions for all business units. The Company's executive and administrative offices are located in Columbus, Ohio. Production facilities are located throughout the United States and in many foreign countries.

As a result of a merger completed on March 14, 1995, the Company is controlled by affiliates of Kohlberg Kravis Roberts & Co. ("KKR").

In 1996, the Company sold its Wise business to Wise Holdings and sold its Foods business to Foods Holdings. As a result of the Wise Distribution in 2000, Wise Holdings financial guarantees ceased. However, management of the Company continues to exercise significant financial and managerial control with respect to Foods Holdings. Foods Holdings also continues to guarantee the Company's obligations under its credit facility and its outstanding publicly held debt securities.

In 1995, the Company began the process of redesigning its operating structure. As a result, management decided to divest certain businesses that did not fit into the Company's long-term strategic plan. The businesses included in the classification "businesses sold or distributed" for the segment data are the printing inks business sold in 2000, the infrastructure management services business distributed in 2000 to the Company's parent and the commercial and industrial wallcoverings business sold in 1998 (see Note 4 to the Consolidated and Combined Financial Statements).

As a result of the Wise Distribution and the March 13, 1998 sale of the Company's Decorative Products business, these businesses are included in discontinued operations. (See Note 6 to the Consolidated and Combined Financial Statements.)

Also as part of the redesign of its operating structure, the Company has acquired certain businesses and assets included as part of the Company's Chemical business ("Chemical") and a business included in the Consumer Adhesives business. In 1999, the Company also invested in WKI Holding Company, Inc. ("WKI"), an affiliate of the Company and controlled by KKR.

PRODUCTS
Chemical primarily includes formaldehyde, melamine, resins, coatings and other specialty and industrial chemicals.

The Consumer Adhesives business manufactures and markets more than 200 products, from school glues to home repair and woodworking products.

The Combined Companies includes the Company and its subsidiaries, together with the Foods and Wise businesses. Foods is a leading producer and marketer
in   North   America   of   pasta,   pasta    sauce,    bouillon,    dry   soups
and shelf stable meals. In 1996, Foods management announced its strategy to focus on grain-based meal solutions and, therefore, its intent to divest all businesses not aligned with this strategy (the "Unaligned" businesses). Foods' principal Unaligned businesses included processed cheese, candy coated popcorn, non-dairy creamer, sweetened condensed milk, reconstituted lemon and lime juices, and milk powder. Certain of these Unaligned businesses were sold in December 1997, with the significant remaining businesses sold in early 1998 and all Unaligned business sales completed in 1999. While part of the Combined Companies, the Wise business manufactured salty snacks, including potato chips, pretzels and corn snacks and chips. Its Caribbean based distributorship was sold in 1998.

MARKETING  AND  DISTRIBUTION
Domestic products for Chemical are sold throughout the United States primarily by in-house sales forces to industrial users. Domestic products for the Consumer Adhesives business are sold throughout the United States by in-house and independent sales forces primarily to retailers and distributors. To the extent practicable, international distribution techniques parallel those used in the United States. However, raw materials, production considerations, pricing competition, government policy toward industry and foreign investment, and other factors may vary substantially from country to country.

The  domestic  Foods  products  are  marketed primarily through food brokers and distributors, and directly to wholesalers, retail stores, food service businesses, food processors, institutions and government agencies. To the extent practicable, international distribution techniques parallel those used in the United States. Raw materials, production considerations, pricing, competition, government policy toward industry and foreign investment, and other factors may vary substantially from country to country. While part of the Combined Companies, Wise products were marketed similarly to Foods products.

COMPETITION
Chemical is the leading global producer of thermosetting resins for the forest products industry and a leading producer of thermosetting resins for industrial and foundry applications. These resins are used to bind or coat other materials during the manufacturing process. Chemical is also the world's largest producer of formaldehyde and a leading producer of melamine crystal. Much of the formaldehyde and melamine crystal materials are consumed internally to produce thermosetting resins, with the remainder sold to third parties. Specialty inks (sold in 2000) and UV Coatings are produced for applications in a variety of industries. Chemical manufactures and distributes its products worldwide with the most significant markets being North America, Europe, Latin America, and the Asia Pacific region and, generally, holds a leading market position in the areas in which it competes. Chemical resins are provided to a wide variety of customers for use in the manufacture of, among other products, structured panels, medium density fiberboard, particle board, laminate veneers, insulation binders, automotive brakes, and to coat cores and molds in the metal casting process. The major competitors of Chemical are Ashland Chemical, Georgia Pacific, Nordichem, and several regional domestic and international competitors. Price, customer service and product performance are the primary areas in which Chemical competes.

Foods is the third largest producer and marketer of pasta in the United States and has the leading pasta brand in Canada. Foods also maintains the leading position in the United States and Canada premium pasta sauce market, while holding the fourth and first positions in the total United States and Canada sauce markets, respectively. Foods also is a leader in both the United States bouillon and dry soups markets. Other markets in which Foods competes includes the United States retail meal solutions market and pasta in Italy. The pasta, pasta sauces, bouillon, dry soups and shelf stable meals businesses are highly competitive, with competition taking place primarily on the basis of price. The primary competitors of pasta products are New World Pasta, American Italian Pasta , and Barilla in the United States, and Nabisco Brands, Italpasta and Unico in Canada. Primary pasta sauce competitors are Unilever, Campbell Soup and ConAgra. Bouillon and dry soups competitors include Knorr, Lipton and Hormel.

Prior to the Wise Distribution, Wise operated its salty snacks business in the eastern United States, held the number two position in the market in which it operated and was the largest regional snacks company in the United States. Frito-Lay holds the leading market position throughout the United States as well as the eastern United States with a market share in excess of 50%. The salty snacks business is a competitively priced category.

The Consumer Adhesives business is the leading United States producer of household and school glues and manufactures a full line of consumer adhesives, including home repair products, caulks and sealants. Competition is primarily on the basis of brand equity.

MANUFACTURING  AND  RAW  MATERIALS
The primary raw materials used by Chemical are methanol, phenol and urea. The primary raw materials used by Consumer Adhesives are methanol and polyvinyl alcohol. Raw materials are generally available from numerous sources in sufficient quantities, but are subject to price fluctuations which cannot always be passed on to the Company's customers. The primary raw materials used by the Foods and Wise businesses are flour, tomato products, oil and potatoes.

Long-term purchase agreements are used in certain circumstances to assure availability of adequate raw material supplies at specified prices, for both the Company and the Combined Companies.


CUSTOMERS
The Company and the Combined Companies do not depend on any single customer and the businesses are not limited to a group of customers, the loss of which would have a material adverse effect on their businesses. The primary customers consist of food brokers and distributors, retail stores and manufacturers.

PATENTS  AND  TRADEMARKS
The Company and the Combined Companies own various patents, trademark registrations, and patent and trademark applications around the world which are held for use or currently used in their operations. A majority of the patents relate to the development of new products and processes for manufacturing and use thereof, and will expire at various times between 2001 and 2013. No individual patent is considered to be material.

RESEARCH  AND  DEVELOPMENT
Research and development expenditures were $23.1 million, $23.8 million and $18.7 million in 2000, 1999 and 1998, respectively, for the Company and $41.8 million, $43.1 million and $37.3 million for the Combined Companies. Development and marketing of new products are carried out at the business unit level and integrated with quality control for existing product lines.

WORKING  CAPITAL
Working capital for all segments is generally funded through operations and borrowings under the Company's credit facility.

EMPLOYEES
At December 31, 2000, the Company had approximately 3,800 employees. The Combined Companies had approximately 5,400 employees. Relationships with union and non-union employees are generally good.

FINANCIAL  INFORMATION  ABOUT  OPERATING  SEGMENTS
In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), the Company and Combined Companies determined their operating segments on the same basis that is used internally to evaluate segment performance and allocate resources.

The Company and Combined Companies have a decentralized organization structure with stand-alone businesses. Each of the business units has a separate management team and infrastructure, and offers different products. In accordance with SFAS 131, each business is an operating segment that is not aggregated with another business because the economic characteristics between the businesses differ. The businesses within the Company include a Chemical business and a Consumer Adhesives business. The Combined Companies also include the Foods business and the Wise business prior to the Wise Distribution. Prior to its distribution to the Company's parent in February 2000, the infrastructure management services business did not meet the quantitative thresholds of SFAS
131. It is included in the businesses sold or distributed classification. The "Corporate and Other" category represents corporate functional departments.

During 1996 the Company sold options to BWHLLC on what was then all of the common stock of the Consumer Adhesives business for 110% of the August 16, 1996 fair market value of the common stock. The options were issued at fair value with a five-year expiration. The exercise price of the options for the Consumer Adhesives business is $54.1 million. Management expects the 1996 options sold to BWHLLC for Consumer Adhesives' common shares to be exercised in 2001. During 2000, additional common shares of the Consumer Adhesives business were issued to and are held by the Company. The additional shares total 3.5 million, or approximately 26%, of the total Consumer Adhesives common stock shares outstanding at December 31, 2000.

In the consolidated and combined financial information that follows, the Decorative Products business and Wise are shown as discontinued operations in both the Depreciation and Amortization Expense chart and the Capital Expenditures chart, prior to the sale of the Decorative Products business on March 13, 1998 and the Wise Distribution, respectively. These businesses, consistent with treatment as discontinued operations, are excluded from the Sales to Unaffiliated Customers and Adjusted Operating EBITDA charts.

In  the  consolidated  and  combined    financial   information  that   follows,
The   businesses  sold  or  distributed       classification     includes    the
Commercial         and        industrial          wallcoverings         business
through    the    date    of    its    sale    on    April     29,  1998,    the

Company's  printing  inks  business  through  the    date    of  its   sale   on
November 22, 2000, and the infrastructure management services business prior to its distribution to the Company's parent in February 2000.

Adjusted Operating EBITDA information (as defined below) is presented because it is the primary measure used by the chief operating decision maker to evaluate operating results.

OPERATING  SEGMENTS:
--------------------
SALES  TO  UNAFFILIATED  CUSTOMERS:

-----------------------------------------------------------------------------------------------------
                                           CONSOLIDATED                           COMBINED
                                  -------------------------------     -------------------------------
 (Dollars in millions)               2000       1999       1998          2000       1999        1998
-----------------------------------------------------------------------------------------------------
     Foods ongoing                                                    $  570.7   $  536.8    $  586.3
     Foods Unaligned                                                         -       11.1       119.8
     Chemical                     $ 1,336.4  $ 1,223.6  $ 1,235.5      1,336.4    1,223.6     1,235.5
     Consumer Adhesives               147.4      100.5       92.2        147.4      100.5        92.2
     Businesses sold or distributed    40.2       50.6       85.0         40.2       50.6        85.0
                                  ---------  ---------  ---------     --------   --------   ---------
                                  $ 1,524.0  $ 1,374.7  $ 1,412.7     $2,094.7   $1,922.6    $2,118.8
-----------------------------------------------------------------------------------------------------

TOTAL  ASSETS  AT  YEAR  END:

-----------------------------------------------------------------------------------------------------
                                                      CONSOLIDATED              COMBINED
                                               ---------------------     ---------------------
(Dollars in millions)                             2000          1999       2000          1999
-----------------------------------------------------------------------------------------------------
       Foods ongoing                                                     $  872.3     $  924.8
       Chemical                                $1,078.8     $  984.9      1,078.8        984.9
       Consumer Adhesives                         164.5         58.1        164.5         58.1
       Businesses sold or distributed                 -         38.0            -         38.0
       Combining adjustment                           -            -       (207.0)      (254.0)
       Discontinued operations                        -            -            -         61.8
       Corporate and other                        290.3        646.4        279.2        579.4
                                               --------     --------    ---------     --------
                                               $1,533.6     $1,727.4     $2,187.8     $2,393.0
-----------------------------------------------------------------------------------------------------


ADJUSTED  OPERATING  EBITDA:

------------------------------------------------------------------------------------------------------
                                               CONSOLIDATED                        COMBINED
                                       -----------------------------   -------------------------------
(Dollars in millions)                  2000        1999        1998       2000       1999       1998
------------------------------------------------------------------------------------------------------
     Foods ongoing                                                     $   2.9     $  13.5   $   11.4
     Foods Unaligned                                                         -         1.6       (1.7)
     Chemical                        $ 189.7   $  213.9     $  183.6     189.7       213.9      183.6
     Consumer Adhesives                 23.2       16.9         13.6      23.2        16.9       13.6
     Corporate and other               (22.3)     (10.7)        (9.5)    (26.3)      (11.8)     (10.3)
     Businesses sold or distributed (1)  0.7       (5.2)        (2.2)      0.7        (5.2)      (2.2)
                                     -------   --------     --------    ------      ------    --------
     ADJUSTED OPERATING EBITDA (2)     191.3      214.9        185.5     190.2       228.9      194.4

     Significant or unusual items (3)  (64.6)     (34.2)         5.8     (65.5)       14.9      354.2
     Depreciation and amortization (4) (62.4)     (54.2)       (50.9)   (103.7)      (84.6)     (79.9)
                                     -------   --------     --------    ------      ------    --------
     OPERATING INCOME                $  64.3   $  126.5     $  140.4   $  21.0    $  159.2   $  468.7
------------------------------------------------------------------------------------------------------

(1)   Includes  the  Company's  infrastructure  management services business and printing inks business for  all  periods  presented and the commercial and industrial wallcoverings business  in  1998.
(2)   Adjusted Operating EBITDA  represents  net income, excluding discontinued operations,  cumulative effect of change in accounting principle,  non-operating  income  and expense,  interest,  taxes, depreciation,  amortization and Significant or Unusual Items (see  page  8).
(3)   Includes  Significant  or  Unusual Items shown below and page 17 of  Management's  Discussion and  Analysis  of  Financial  Condition  and  Results  of  Operations.
(4)   The  increase  in consolidated depreciation and amortization is primarily the result of  the 1999
      Chemical  acquisitions  and  the  2000 Consumer Adhesives acquisition. The combined increase also reflects the  depreciation associated  with  Foods  1999 enterprise-wide  systems  implementation and  plant  improvements.

SIGNIFICANT OR UNUSUAL ITEMS AFFECTING COMPARABILITY OF OPERATING EBITDA: (1)

--------------------------------------------------------------------------------------
                                          CONSOLIDATED               COMBINED
                                    ----------------------    ------------------------
(Dollars in millions)               2000     1999     1998      2000     1999     1998
--------------------------------------------------------------------------------------
     Foods ongoing                                            $ (0.9)           $(23.3)
     Foods Unaligned                                               -   $ 50.5    371.7
     Chemical                     $(66.9)  $(41.6)  $  5.8     (66.9)   (41.6)     5.8
     Consumer Adhesives             (0.3)       -        -      (0.3)       -        -
     Corporate and other (2)         2.6      7.4        -       2.6      6.0        -
                                  -------  -------  ------    -------  ------  -------
                                  $(64.6)  $(34.2)  $  5.8    $(65.5)  $ 14.9   $354.2
--------------------------------------------------------------------------------------

(1) See page 17 of  the Management's Discussion and Analysis of Financial Condition and Results of
    Operations for further information concerning these items.
(2) In 1999, consolidated includes gains on the 1996 sale of Wise that are eliminated in combined.

DEPRECIATION  AND  AMORTIZATION  EXPENSE:
--------------------------------------------------------------------------------------------------
                                            CONSOLIDATED                        COMBINED
                                     ----------------------------     ----------------------------
(Dollars in millions)                 2000       1999        1998       2000      1999        1998
--------------------------------------------------------------------------------------------------
     Foods ongoing                                                    $ 41.3      $30.2     $ 28.1
     Foods Unaligned                                                       -        0.2        0.9
     Chemical                        $ 52.4     $45.7       $41.5       52.4       45.7       41.5
     Consumer Adhesives                 6.7       1.9         1.3        6.7        1.9        1.3
     Businesses sold or distributed     0.8       4.2         6.1        0.8        4.2        6.1
     Discontinued operations              -         -         2.0        6.7        7.5        8.7
     Corporate and other                2.5       2.4         2.0        2.5        2.4        2.0
                                     ------     -----       -----     ------      -----      -----
                                     $ 62.4     $54.2       $52.9     $110.4      $92.1     $ 88.6
--------------------------------------------------------------------------------------------------

CAPITAL  EXPENDITURES:
--------------------------------------------------------------------------------------------------
                                            CONSOLIDATED                        COMBINED
                                     ----------------------------     ----------------------------
(Dollars in millions)                 2000       1999        1998       2000      1999        1998
--------------------------------------------------------------------------------------------------
     Foods ongoing                                                    $ 46.8      $58.1      $36.4
     Foods Unaligned                                                       -        0.1        1.6
     Chemical                        $ 98.7     $66.3       $39.6       98.7       66.3       39.6
     Consumer Adhesives                 5.3       2.1         4.6        5.3        2.1        4.6
     Businesses sold or distributed     0.1       1.2         4.2        0.1        1.2        4.2
     Discontinued operations              -         -         1.1        4.8        8.9       10.8
     Corporate and other                0.4       5.2         3.0        0.4        5.2        3.0
                                     ------     -----       -----     ------      -----      -----
                                     $104.5     $74.8       $52.5     $156.1     $141.9     $100.2
--------------------------------------------------------------------------------------------------

GEOGRAPHIC  AREAS:
------------------
SALES  TO  UNAFFILIATED  CUSTOMERS:  (3)

-------------------------------------------------------------------------------------------------
                                              CONSOLIDATED                       COMBINED
                                      --------------------------    -----------------------------
(Dollars in millions)                 2000       1999       1998        2000       1999     1998
-------------------------------------------------------------------------------------------------
     United States                 $1,042.9  $  924.6   $  955.1    $1,480.9   $1,330.7  $1,434.1
     Canada                           166.0     150.4      141.9       272.9      253.4     241.4
     Other International              315.1     299.7      315.7       340.9      338.5     443.3
                                   --------  --------  ---------   ---------  ---------  --------
     Total                         $1,524.0  $1,374.7   $1,412.7  $  2,094.7   $1,922.6  $2,118.8
-------------------------------------------------------------------------------------------------

(3) For purposes of geographic area disclosures, sales are attributed to the country in which individual business locations reside.

LONG-LIVED  ASSETS:  (1)

---------------------------------------------------------------------------------------------------
                                                  CONSOLIDATED                  COMBINED
                                             -------------------         ---------------------
(Dollars in millions)                         2000          1999          2000          1999
---------------------------------------------------------------------------------------------------
     United States                           $369.6       $374.2         $525.5         $516.0
     Canada                                    64.6         41.9          109.5           83.8
     Other International                      139.0        122.7          144.5          130.4
                                             ------       ------         ------         ------
     Total                                   $573.2       $538.8         $779.5         $730.2
---------------------------------------------------------------------------------------------------

(1) Long-lived assets include property, plant and equipment, net of accumulated depreciation.

ITEM  2.   PROPERTIES
-------    ----------
As of December 31, 2000, the Company operated 29 domestic Chemical production and manufacturing facilities in 18 states, the most significant being the Chemical plant in Louisville, Kentucky. In addition, the Company operated 24 foreign Chemical production and manufacturing facilities primarily in Canada, South America, Europe, Australia and the Far East.

As of December 31, 2000, the Company operated one domestic facility in New York and one foreign facility in Canada for producing and manufacturing household, school and consumer glues.

As  of  December  31,   2000,  the  Foods  business  operated  4  domestic  food
manufacturing facilities in 3 states and operated 4 foreign food manufacturing and processing facilities located in Canada and Italy.

The  Company's   and   the  Combined  Companies'  manufacturing  and  processing
facilities are generally well maintained and effectively utilized. Substantially all facilities are owned.

The Company and the Combined Companies are actively engaged in complying with environmental protection laws, as well as various federal and state statutes and regulations relating to manufacturing, processing and distributing their many products. In connection with this, the Company incurred capital expenditures of $0.8 million in 2000, $2.7 million in 1999 and $2.8 million in 1998. The Company estimates that it will spend $1.7 million for environmental control facilities during 2001. The Combined Companies incurred environmental capital expenditures of $0.8 million in 2000, $2.7 million in 1999 and $3.2 million in 1998. The Combined Companies estimate $1.8 million will be spent in 2001 relating to environmental control facilities.

ITEM  3.  LEGAL  PROCEEDINGS
-------   ------------------

Environmental  Proceedings
--------------------------

The Company has been notified that it is or may be a potentially responsible party with respect to the cleanup of approximately 50 waste sites in proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state environmental laws. The Company's ultimate liability will depend on many factors including its volumetric share of waste, the financial viability of other responsible parties, the remediation methods and technology used, the amount of time necessary to accomplish remediation, and the availability of insurance coverage. While the Company cannot predict with certainty the total cost of such cleanup, the Company has recorded approximately $22 million of liabilities for environmental remediation costs for these and other sites in amounts that it believes are probable and reasonably estimable. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may exceed current reserves by amounts that may prove insignificant or by amounts, in the aggregate, of up to approximately $16 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Company among the range of reasonably possible outcomes were used. In estimating both its current reserves for environmental remediation and the possible range of additional costs, the Company has not assumed that it will bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, based generally on the parties' probable contribution on a per site basis. No attempt has been made to discount the estimated amounts to net present value, and no amounts have been recorded for potential recoveries from insurance carriers.

Private actions against the Company and numerous other defendants are pending in U.S. District Court in Baton Rouge, Louisiana, alleging personal injuries and property damage in connection with a waste disposal site in Louisiana.

The Company is in negotiations with the New York Department of Environmental Conservation relating to alleged air emission permit violations from 1990 through 1996 at the Company's Bainbridge, New York facility.

Borden  Chemicals  and  Plastics  Limited  Partnership
------------------------------------------------------

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

Other  Legal  Proceedings
-------------------------

The Company is involved in other litigation throughout the United States, which is considered to be in the ordinary course of business.

Anticipated  Impact
-------------------

Management believes, based upon the information it currently possesses, and taking into account its established reserves for estimated liability, that the ultimate outcome of the foregoing environmental and legal proceedings and actions is unlikely to have a material adverse effect on the financial position or results of operations of the Company.

ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
--------    -----------------------------------------------------------

The Company's Annual Shareholder Meeting was held December 21, 2000. The Company's Board of Directors was re-elected in its entirety by unanimous vote of the 198,974,994 shares of the Company's common stock outstanding.

                                     PART II

ITEM  5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY
--------  ----------------------------------------------
          AND  RELATED  STOCKHOLDER  MATTERS
          ----------------------------------

The Company's authorized common stock consists of 300,000,000 shares with a par value of $0.01 per share, 198,974,994 of which are issued and outstanding and controlled by affiliates of KKR. No shares of such common stock trade on any exchange. The Company declared $61.6 million in dividends on common stock during 2000, $64.1 million in dividends on common stock during 1999 and $59.5 million in dividends on common stock during 1998. The Company's ability to pay dividends on its common stock is restricted by its credit agreement with certain banks. See Notes 9 and 13 to the Consolidated and Combined Financial Statements.

ITEM  6.   SELECTED  FINANCIAL  DATA
--------   -------------------------

-------------------------------------------------------------------------------------------------------------------
FIVE  YEAR  SELECTED  FINANCIAL  DATA
(All  dollar  and  share  amounts  in  millions,  except  per  share  data)

The following represents five year selected financial data for the Company and the Combined Companies, restated for discontinued operations. See pages 8 and 16 for items impacting comparability between 2000, 1999 and 1998.

CONSOLIDATED                 FOR THE YEARS          2000          1999          1998          1997          1996
-------------------------------------------------------------------------------------------------------------------
SUMMARY OF EARNINGS
Net sales                                        $  1,524.0   $  1,374.7    $  1,412.7    $  1,498.2   $  2,339.6
(Loss) income from continuing operations              (59.0)        55.3          23.6          17.2         44.7
(Loss) income applicable to common stock              (39.7)       (20.8)        (11.1)        147.6       (333.1)
-------------------------------------------------------------------------------------------------------------------
Basic and diluted (loss) income per common share
  from continuing operations                     $    (0.30)  $      0.28   $      0.12   $      0.09  $      0.23
Basic and diluted (loss) income per common share      (0.20)        (0.10)        (0.06)         0.74        (1.67)
-------------------------------------------------------------------------------------------------------------------
Dividends per share
   Common share                                  $     0.31   $      0.32   $      0.30   $      0.26  $      0.08
   Preferred series A                                  3.00          3.00          3.00          3.00         3.13
-------------------------------------------------------------------------------------------------------------------
Average number of common shares
   outstanding during the year                       199.0         199.0         199.0         199.0        199.0
-------------------------------------------------------------------------------------------------------------------
FINANCIAL STATISTICS
Total Assets                                     $ 1,533.6    $  1,727.4    $  2,004.7    $  2,175.3   $  2,490.0
Long-term debt                                       530.5         541.1         552.0         788.3        567.2
-------------------------------------------------------------------------------------------------------------------
Operating EBITDA (1)                             $   126.7    $    180.7    $    191.3    $    138.4   $    277.7
Adjusted Operating EBITDA (1)                        191.3         214.9         185.5         154.4        215.7
-------------------------------------------------------------------------------------------------------------------
COMBINED                     FOR THE YEARS         2000           1999          1998           1997         1996
-------------------------------------------------------------------------------------------------------------------
SUMMARY OF EARNINGS
Net sales                                        $ 2,094.7    $  1,922.6    $  2,118.8    $  3,249.9   $  4,222.8
(Loss) income from continuing operations             (28.6)         89.6         272.4          90.6         46.3
(Loss) income applicable to common stock             (62.3)          7.1          94.6         131.1          5.1
-------------------------------------------------------------------------------------------------------------------
FINANCIAL STATISTICS
Total Assets                                     $ 2,187.8    $  2,393.0    $  2,673.4    $  2,954.6   $  3,030.4
Long-term debt                                       535.8         544.1         554.6         794.9        581.8
-------------------------------------------------------------------------------------------------------------------
Operating EBITDA (1)                             $   124.7    $    243.8    $    548.6    $    387.0   $    326.2
Adjusted Operating EBITDA (1)                        190.2         228.9         194.4         262.1        270.3
-------------------------------------------------------------------------------------------------------------------

(1)  Operating  EBITDA  represents  net  income,  excluding discontinued operations, cumulative effect of change in accounting  principle,  non-operating  income and expense, interest, taxes, depreciation and amortization. Adjusted
Operating  EBITDA is composed of Operating EBITDA excluding the effects of Significant or Unusual Items as shown on page 8 and page 17 of Management's Discussion and Analysis for the years 2000, 1999 and 1998. EBITDA information is presented  because  it  is  the  primary  measure  used by the chief operating decision maker to evaluate operating results  and  because  management  understands  that  such  information is considered by certain investors to be an additional  basis  for  evaluating  the  ability to pay interest and repay debt. EBITDA should not be considered an alternative  to  measures  of  operating performance as determined in accordance with generally accepted accounting principles, including net income, as a measure of the Company's operating results and cash flows or as a measure of the Company's liquidity. Because EBITDA is not calculated identically by all companies, the presentation herein may not  be  comparable  to  other  similarly  titled  measures  of  other  companies.

ITEM  7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
--------  ------------------------------------------------------
          CONDITION  AND  RESULTS  OF  OPERATIONS
          ---------------------------------------

RESULTS  OF  OPERATIONS  BY  BUSINESS  UNIT:
-------------------------------------------

Following is a comparison of net sales and adjusted operating EBITDA by operating segment for both the Company and the Combined Companies:

NET  SALES  TO  UNAFFILIATED  CUSTOMERS:

---------------------------------------------------------------------------------------------------------------
                                                            CONSOLIDATED                       COMBINED
                                               ---------------------------------  -----------------------------
(Dollars in millions)                             2000         1999        1998      2000       1999      1998
---------------------------------------------------------------------------------------------------------------
     Foods ongoing                                                                $  570.7   $  536.8  $  586.3
     Foods Unaligned                                                                     -       11.1     119.8
     Chemical                                  $1,336.4     $1,223.6    $1,235.5   1,336.4    1,223.6   1,235.5
     Consumer Adhesives                           147.4        100.5        92.2     147.4      100.5      92.2
     Businesses sold or distributed (1)            40.2         50.6        85.0      40.2       50.6      85.0
                                               --------    ---------    --------   -------    -------  --------
                                               $1,524.0     $1,374.7    $1,412.7  $2,094.7   $1,922.6  $2,118.8
---------------------------------------------------------------------------------------------------------------

OPERATING INCOME:

----------------------------------------------------------------------------------------------------------------
                                                          CONSOLIDATED                       COMBINED
                                              -------------------------------    -------------------------------
(Dollars in millions)                           2000         1999       1998        2000       1999      1998
----------------------------------------------------------------------------------------------------------------
     Adjusted Operating EBITDA
     -------------------------
     Foods ongoing                                                                $    2.9    $   13.5   $ 11.4
     Foods Unaligned                                                                     -         1.6     (1.7)
     Chemical                                $    189.7   $  213.9     $183.6        189.7       213.9    183.6
     Consumer Adhesives                            23.2       16.9       13.6         23.2        16.9     13.6
     Corporate and other                          (22.3)     (10.7)      (9.5)       (26.3)      (11.8)   (10.3)
     Businesses sold or distributed (1)             0.7       (5.2)      (2.2)         0.7        (5.2)    (2.2)
                                              ----------  ---------    -------      -------    --------  -------
     Total Adjusted Operating
       EBITDA (2)                                 191.3      214.9      185.5        190.2       228.9    194.4

     Significant or unusual items (3)             (64.6)     (34.2)       5.8        (65.5)       14.9    354.2
     Depreciation and amortization  (4)           (62.4)     (54.2)     (50.9)      (103.7)      (84.6)   (79.9)
                                              ----------  ---------    -------      -------    --------  -------
     OPERATING INCOME                        $     64.3   $  126.5     $140.4     $   21.0    $  159.2   $468.7
----------------------------------------------------------------------------------------------------------------

(1)     See  page  6  for  the  businesses  included  in  this  classification.
(2)     Adjusted  Operating  EBITDA  represents  net  income,  excluding  discontinued  operations, cumulative  effect  of  change in accounting principle, non-operating income and expense, interest, taxes,  depreciation,  amortization  and  Significant  or  Unusual  Items  (see  below).
(3)     Includes  Significant  or  Unusual  Items  shown  on  page  8  and  page 17 of Management's
Discussion  and  Analysis  of  Financial  Condition  and  Results  of  Operations.
(4)     The  increase  in  consolidated  depreciation  and  amortization  in 2000 and 1999 resulted primarily  from  Chemical and Consumer Adhesives acquisitions. Combined Companies' depreciation and amortization changes reflect that described for consolidated as well as the depreciation associated with  Foods 1999 enterprise-wide systems implementation and plant improvements, partially offset by reductions  in depreciation expense due to the sale of Foods unaligned businesses in 2000, 1999 and
1998.

CONSOLIDATED  SUMMARY

Net  Sales
----------
Consolidated sales increased $149.3 million, or approximately 11%, to $1,524.0 million in 2000 from $1,374.7 million in 1999. The increase in sales is attributed primarily to improved volumes in the Chemical business, increased Chemical selling prices, the impact of Chemical 1999 and 2000 acquisitions and the May 2000 Consumer Adhesives acquisition.

Adjusted  Operating  EBITDA
---------------------------
Adjusted operating EBITDA decreased $23.6 million, or approximately 11%, to $191.3 million in 2000 from $214.9 million in 1999. The decrease is primarily due to increases in raw material costs in the Chemical business, that more than offset the impact of improved volumes, as well as the settlement and incurrence of various corporate liabilities and expenses.

COMBINED  SUMMARY

Net  Sales
----------
Combined sales increased $172.1 million, or approximately 9%, to $2,094.7 million in 2000 from $1,922.6 million in 1999. The increase is primarily attributed to increased Foods volumes due to new product introductions and the factors described above for consolidated net sales.

Adjusted  Operating  EBITDA
---------------------------
Combined adjusted operating EBITDA decreased $38.7 million, or approximately 17%, to $190.2 million in 2000 from $228.9 million in 1999. In addition to the consolidated factors described above, Foods' adjusted operating EBITDA from ongoing operations decreased due primarily to the absence of 1999 favorable litigation settlements and 2000 new product launch costs, partially offset by improvements in sauce and a reduction in administrative expenses.

2000  VS.  1999

Chemical
--------
Chemical sales of $1,336.4 million in 2000 were up $112.8 million, or approximately 9%, from $1,223.6 million in 1999. The most significant items that positively impacted 2000 sales were improved volumes of higher-priced specialty products, higher selling prices for forest products resins, primarily in North America, two acquisitions in the United States, and one acquisition in Europe. The most significant items that negatively impacted sales were lower selling prices for melamine products, unfavorable currency exchange rates, and the exit from certain non-core businesses in the United States, Latin America and the Philippines.

Overall volume, excluding the effect of acquisitions and strategic realignment activities, was only 1.2% ahead of prior year, but still had a positive $70.6 million impact on 2000 sales. The positive impact was driven primarily by substantial volume improvements in UV coatings and oilfield products, which have significantly higher per unit selling prices (as measured in metric tons) compared to all other products. Higher volumes of melamine crystal and melamine based resins also had a positive impact on 2000 sales. The improvement in UV coatings primarily reflects an increase in the Company's share of the market and market growth in demand for optical fiber. Oilfield products volume benefited from increased drilling activity, which reflects substantially higher natural gas and oil prices. Melamine products volume reflects increased export sales of melamine crystal, due to tightening global supply, and increased market share of high-pressure laminates. North America forest products volume was essentially flat compared to the prior year and reflects aggressive competitor pricing and a downturn in housing starts throughout the second half of the year, particularly in the fourth quarter that offset strong housing and construction activity in the first half of the year.

In 2000, the Company acquired the formaldehyde and certain other assets from BCP, which provided incremental 2000 sales of $21.3 million. The second quarter 1999 acquisition of Spurlock Industries, Inc. in the United States and the third quarter 1999 acquisition of Blagden Chemicals, Ltd. in Europe contributed incremental 2000 sales of $12.8 million and $22.8 million, respectively.

Overall higher selling prices in 2000 had a $32.7 million net positive impact on sales. The increase reflects generally higher selling prices globally for forest products resins and formaldehyde, partially offset by lower pricing for melamine crystal and melamine based resins, as well as the impact of downward pressure on selling prices due to very competitive market conditions across all businesses. The generally higher selling prices for forest products resins and formaldehyde reflect the partial pass-through of substantially higher raw material costs. The lower pricing for melamine products reflects the global market imbalance for melamine crystal that worsened throughout 1999 and has persisted throughout most of 2000. A substantial portion of the Company's sales volume, especially for North America forest products, is sold under contracts that provide for monthly or quarterly selling price adjustments based on published cost indices for the Company's primary raw materials (i.e. methanol, phenol and urea). During the first quarter of 2000, the costs of these raw materials were generally lower than prior year, therefore selling prices were generally lower; however, the cost of all three primary raw materials escalated significantly over the last three quarters, which resulted in upward adjustments in selling prices.

Unfavorable currency exchange rates, primarily in the United Kingdom and Ecuador, had an unfavorable impact on 2000 sales of approximately $28 million. The unfavorable exchange rate for Ecuador reflects significant currency devaluation throughout 1999 and through May 2000 when the local currency exchange rate was fixed to the United States dollar.

The 1999 sale of the non-strategic United States molding compounds business and closures or sales of non-strategic businesses in Latin America and the Philippines caused 2000 sales to be approximately $23 million lower compared to the prior year.

Adjusted operating EBITDA of $189.7 million in 2000 was $24.2 million, or approximately 11%, lower than prior year adjusted operating EBITDA of $213.9 million. The decline reflects a very difficult business environment, especially over the second half of the year. A slowing economy, escalating raw material costs, intense competitor pricing activity, and unprecedented natural gas costs in the latter part of the year all combined to have a significant negative impact on 2000 operating results. Substantial margin erosion and generally higher plant operating and distribution costs were partially offset by improved volume of higher-priced specialty products, more favorable purchasing contracts for certain raw materials and the impact of acquisitions. Profit margins in North America forest products were significantly impacted by the inability to fully recover rapidly escalating costs of methanol, phenol and urea. Effective recovery of these rising costs was curtailed by delayed pricing adjustments allowed under supply contracts and competitive pressures to keep prices down. A substantial amount of North America forest products sales are based on supply contracts that provide only monthly or quarterly pricing adjustments, which cause price increases to lag raw material cost increases during times of rising raw material costs. Profit margins for melamine crystal and melamine based resins were also negatively impacted by both the high cost of urea and high natural gas cost since the melamine crystal production process consumes significant energy. Higher plant operating costs reflect higher energy costs, while higher distribution costs reflect increased export sales of melamine crystal and generally higher fuel costs.

Consumer  Adhesives
-------------------
Consumer Adhesives' net sales for the year were $147.4 million, an increase of $46.9 million, or approximately 47%, compared to 1999 net sales for the same period of $100.5 million. The increase is primarily attributable to the May 2000 acquisition of a Canadian based business as well as an approximate 15% increase of base business volume.

Consumer Adhesives' adjusted operating EBITDA for the year was $23.2 million, a $6.3 million, or approximately 37%, increase over 1999 EBITDA of $16.9 million. The increase is primarily due to higher gross margin from the May acquisition of the Canadian based business that exceeded increases in general and administrative and marketing expenses also associated with the May acquisition. Higher volumes in the base business were substantially offset by higher marketing costs and raw material and distribution costs resulting primarily from higher natural gas and oil costs. The increase in Consumer Adhesives marketing expense was the primary reason for the increase in marketing expense on the Consolidated Statement of Operations.

Corporate  and  Other
---------------------
Adjusted operating EBITDA decreased $11.6 million to a loss of $22.3 million in 2000 from a loss of $10.7 million in 1999. The higher net expense, classified as general and administrative expenses, is primarily due to the incurrence and settlement of various corporate liabilities and expenses of $15.0 million and a $7.6 million charge for certain benefit plan settlements, partially offset by a $10.5 million gain on the sale of certain rights to harvest shellfish (see Note 4 to the Consolidated and Combined Financial Statements).

Businesses  Sold  or  Distributed
---------------------------------
The businesses sold or distributed classification represents the Company's infrastructure management services business and printing inks business. The change in net sales and adjusted operating EBITDA of $10.4 million and $5.9 million, respectively, primarily reflects the distribution of the infrastructure management services business in February 2000.

Foods
-----
Foods'  sales  for  the year ended December 31, 2000 increased $22.8 million, or approximately 4%, to $570.7 million from $547.9 million in 1999. Excluding sales of $11.1 million from Foods Unaligned businesses sold in 1999, sales from Foods' ongoing businesses increased $33.9 million, or approximately 6%. The increase was led by the introduction of a new line of pasta-based microwave meals called It's Pasta Anytime. In addition, Foods' sales improved with growth in sauce volumes as new product introductions and expanded distribution led to increased market shares in the US and Canada. These improvements were partially offset by declines in domestic pasta and bouillon sales.

Foods' adjusted operating EBITDA declined $12.2 million to $2.9 million in 2000 from $15.1 million in 1999. Excluding the impact of Foods Unaligned businesses sold in 1999 and a $9.3 million gain on favorable settlements of litigation in 1999, ongoing adjusted operating EBITDA decreased $1.3 million. During 2000, Foods incurred significant product launch costs related to It's Pasta Anytime that more than offset gross profit generated by incremental sales. These costs included advertising, slotting fees paid to retailers to gain shelf space, and trade and consumer promotion expenditures. As a result of the launch-related costs, It's Pasta Anytime's adjusted operating EBITDA declined from 1999 by approximately $22 million. The investment in It's Pasta Anytime overshadowed significant improvements in the sauce business and decreases in selling, general and administrative costs. Sauce's adjusted operating EBITDA improved approximately $10 million due primarily to higher volumes in domestic and international markets and lower raw material costs. Lower selling, general and administrative costs of approximately $11 million were primarily due to the absence of 1999 implementation costs associated with enterprise-wide information technology systems and a workforce reduction program implemented in 2000.

1999  vs.  1998

Chemical
--------
Chemical sales in 1999 decreased $11.9 million, or approximately 1%, from the prior year. The most significant items that negatively impacted 1999 sales were generally lower pricing, unfavorable currency exchange rates in Latin America, and the prior year exit from certain non-core businesses in North America, Europe and Latin America. These declines were substantially offset by improved volumes, primarily in the North America forest products resins and UV coatings businesses, and two acquisitions in the United States and Europe.

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

Adjusted operating EBITDA increased $30.3 million, or approximately 17%, from 1998. The improvement is due primarily to the significantly higher volume, including increased volume from acquisitions, but also reflects overall gross margin improvement. Negatively impacting adjusted operating EBITDA are higher selling, general and administrative expenses and the effect of unfavorable currency exchange rates, primarily in Latin America. The gross margin improvement reflects significantly lower raw material costs, which were substantially offset by lower selling prices that reflect both contractual arrangements, under which pricing is tied directly to raw material costs, and continuing competitive pressures in the market. As a result of specific programs to improve manufacturing processes and other manufacturing cost reduction and control programs, overall plant processing costs were flat compared to prior year.

Consumer  Adhesives
-------------------
Consumer Adhesives' net sales increased $8.3 million or approximately 9%, to $100.5 million from $92.2 million. The increase reflects higher volume and improved mix.

Consumer Adhesives' adjusted operating EBITDA increased $3.3 million or approximately 24% in 1999 to $16.9 million from $13.6 million. The increase reflects higher volume, improved mix and productivity improvements.

Corporate  and  other
---------------------
Adjusted operating EBITDA declined $1.2 million, to a loss of $10.7 million in 1999 from a loss of $9.5 million in 1998, principally due to higher general and administrative expense. Lower net expense of $1.8 million due to gains on disposal of property in 1999 compared to losses in 1998 and improved cost management resulting in lower 1999 salary costs of $1.8 million were more than offset by a net increase in 1999 expenses related to settlement of various corporate liabilities and administrative expenses.

Businesses  sold  or  distributed
---------------------------------
The businesses sold or distributed classification includes the Company's infrastructure management services business and printing inks business in 1999 and 1998 and the commercial and industrial wallcoverings business in 1998 only. Net sales and adjusted operating EBITDA for the infrastructure management services business and the printing inks business are consistent with prior year.

The commercial and industrial wallcoverings business was divested in 1998, resulting in no reported sales or adjusted operating EBITDA in 1999 compared to sales and adjusted operating EBITDA of $36.7 million and $0.5 million, respectively, in 1998.

Foods
-----
Foods' sales for the year ended December 31, 1999 decreased $158.2 million, or approximately 22%, to $547.9 million from $706.1 million in 1998. The Foods Unaligned businesses sold during 1999 and 1998 accounted for $108.7 million, or approximately 69%, of the decline. Net sales from ongoing businesses decreased $49.5 million. The decline was driven by four key factors: 1) management's decision to shift its promotion strategy on a portion of its pasta line to Every Day Low Pricing, which reduced sales offset by a reduction in promotion spending; 2) reduction in customer inventories, especially in pasta; 3) management's decision to de-emphasize non-core, lower profit pasta brands and channels; 4) increased competition in the foodservice and soup and bouillon businesses.

Foods' adjusted operating EBITDA increased $5.4 million, or approximately 56%, to $15.1 million in 1999 from $9.7 million in 1998. This increase is attributed to the $3.3 million improvement of Foods Unaligned businesses and an improvement in Foods' ongoing operations of $2.1 million. Most of the Foods Unaligned businesses were sold in 1998 with all Foods Unaligned business sales completed in 1999. When excluding $9.3 million of gains on the favorable settlements of litigation in 1999, ongoing operating results declined $7.2 million. Lower raw material costs and improved pasta manufacturing operations were offset by costs associated with the implementation of new systems. Additionally, incremental marketing investments primarily related to new products and reduced volumes previously mentioned, contributed to the decline.

SIGNIFICANT  OR  UNUSUAL  ITEMS  EXCLUDED  FROM  ADJUSTED  OPERATING  EBITDA:
-----------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
                                                          CONSOLIDATED                           COMBINED
                                              ---------------------------------      -------------------------------
(Dollars in millions)                           2000          1999         1998        2000         1999        1998
--------------------------------------------------------------------------------------------------------------------
(Loss) gain on disposal of businesses, net    $ (0.9)       $  7.4        $ 8.3      $  3.9       $ 56.5      $380.0
Business realignment, asset
    write-offs and other charges               (63.7)        (41.6)        (2.5)      (69.4)       (41.6)      (25.8)
                                              -------       -------       -------    ------       -------     -------
                                              $(64.6)       $(34.2)       $ 5.8      $(65.5)      $ 14.9      $354.2
---------------------------------------------------------------------------------------------------------------------
Note: See also the Significant or Unusual Items on page 8.

2000
The Company's loss on disposal of businesses primarily relates to the sale of the printing inks business partially offset by lower than expected costs related to the sale of the commercial and industrial wallcoverings business. The Combined Companies gain on disposal of businesses represents the Company's loss offset by Foods' gains of $4.8 million due to lower than expected exit costs related primarily to the 1998 Signature Flavors sale. (See also Note 4 to the Consolidated and Combined Financial Statements.)

The Company's business realignment, asset write-offs and other charges represent costs of $38.4 million related to plant closures in the United States, Argentina and the United Kingdom. Also included is $25.3 million to exit certain raw material purchase contracts, which extended through 2002, in order to take advantage of opportunities that have arisen to obtain more favorable pricing. This charge is reflected in cost of sales in the Consolidated and Combined Statements of Operations. The Combined Companies also incurred costs of $5.7 million related to a Foods corporate workforce reduction program.

1999
The Company's 1999 gain on disposal of businesses primarily relates to gains on the sale of the commercial and industrial wallcoverings business due to lower than expected exit costs. In addition to the Company's gain, the Combined Companies' 1999 gain on disposal of businesses primarily includes gains of $48.6 million on the sale of Foods Unaligned businesses due to additional proceeds and lower than expected exit costs related to the 1998 KLIM sale. (See also Note 4 to the Consolidated and Combined Financial Statements.)

The Company and Combined Companies' business realignment charges of $41.6 million include a Chemical plant expansion project that was cancelled resulting in the write-off of engineering, equipment and other costs of $25.0 million. In addition, certain Chemical operations in the Philippines, Brazil, and Uruguay were closed as part of an effort to consolidate operations, resulting in a total charge of $16.6 million.

1998
The Company's gain on disposal of businesses relates to the sale of a Chemical business in Latin America. The Combined Companies' gain on disposal of businesses reflects the Chemical gain as well as gains of $371.7 million on the sale of Foods Unaligned businesses. (See also Note 4 to the Consolidated and Combined Financial Statements.)

The Company's business realignment charge of $2.5 million relates to the closure of a European Chemical operation. The Combined Companies' business realignment charges include the Chemical charge as well as charges for the closure of a Foods plant and impairment of assets of two other Foods plants totaling $23.3 million.

NON-OPERATING  EXPENSES  AND  INCOME  TAX  EXPENSE:
---------------------------------------------------

NON-OPERATING  EXPENSES

----------------------------------------------------------------------------------------------------------------
                                                        CONSOLIDATED                          COMBINED
                                              --------------------------------      ----------------------------
(Dollars in millions)                           2000         1999         1998        2000       1999       1998
----------------------------------------------------------------------------------------------------------------
 Interest expense                             $ 62.7       $ 63.1       $ 64.4      $ 62.7     $ 63.2     $ 65.5
 Affiliated interest expense                    17.0         19.1         22.8         2.4        5.3        5.4
 Interest income and other                     (17.8)       (34.8)       (30.9)      (15.5)     (33.6)     (34.7)
 Investment write-downs and other charges       68.0          3.0         26.7        68.0        3.0       26.7
                                              ------       ------       ------      ------     ------     ------
                                              $129.9       $ 50.4       $ 83.0      $117.6     $ 37.9      $62.9
----------------------------------------------------------------------------------------------------------------

2000  vs.  1999
---------------
Consolidated non-operating expenses increased $79.5 million for the year ended December 31, 2000 compared to the year ended December 31, 1999. The increase is primarily attributable to increased investment write-downs from $3.0 million in 1999 to $48.0 million in 2000 (See Note 8 to the Consolidated and Combined Financial Statements) and recording a liability of $20.0 million for potential costs related to the financial decline of a limited partnership for which a wholly owned subsidiary of the Company serves as general partner. (See Note 19 to the Consolidated and Combined Financial Statements) Other changes include a reduction in interest income of approximately $15 million due to lower average cash balances in 2000 compared to 1999 and reduced unrealized gains on an interest rate swap of approximately $6 million, which terminated in September 2000. These decreases were partially offset by higher dividend income of approximately $5 million from an affiliate and reduced affiliated interest expense due to lower average loan balances outstanding in 2000 compared to 1999.

Combined non-operating expenses increased $79.7 million for the year ended December 31, 2000 compared to the year ended December 31, 1999. The increase is primarily attributable to the consolidated factors discussed above.

1999  vs.  1998
---------------
Consolidated non-operating expenses decreased $32.6 million for the year ended December 31, 1999 to $50.4 million from $83.0 million in 1998. The decrease is primarily attributable to reduced investment write-downs. (See Note 8 to the Consolidated and Combined Financial Statements.) Interest income and other increased $3.9 million primarily due to the unrealized gain on an interest rate swap which is marked to market, offset partially by lower average cash balances in 1999.

Combined non-operating expenses decreased $25.0 million for the year ended December 31, 1999 to $37.9 million from $62.9 million. The decrease is primarily attributable to the investment write-downs discussed above.

INCOME  TAX  EXPENSE

----------------------------------------------------------------------------------------------------------
                                                    CONSOLIDATED                        COMBINED
                                            -----------------------------     ----------------------------
(Dollars in millions)                        2000       1999        1998       2000       1999      1998
----------------------------------------------------------------------------------------------------------
Income tax (benefit) expense               $(6.6)     $ 20.8       $33.8     $(68.0)     $ 31.7   $ 133.4
Effective tax rate                           10%        27%         59%        N/M         26%       33%
----------------------------------------------------------------------------------------------------------

2000  vs.  1999
---------------
The 2000 consolidated income tax benefit primarily reflects a settlement with the Internal Revenue Service ("IRS") and the impact of usage limitations on foreign tax credits. As a result of a settlement reached with the IRS in the second quarter of 2000, the Company recorded net tax expense of $5 million consisting of valuation reserves recorded on foreign tax credits of $30 million that are no longer likely to be utilized, substantially offset by a $25 million reduction of amounts established for tax issues related to the divestiture of certain segments of the Company's business that are no longer considered necessary. In addition, approximately $10 million of income tax expense was recorded on foreign source income because related foreign tax credits are not expected to be utilized within the expiration period. The 1999 consolidated effective rate reflects a higher portion of net income derived from foreign operations and the effect of lower tax rates in foreign jurisdictions.

The 2000 combined income tax benefit primarily includes the consolidated factors discussed above, taxes provided for anticipated divestiture liabilities and amounts related to the IRS settlement for the sale of Foods that are classified as discontinued operations in consolidated are classified as income tax benefit for combined. The classification of these amounts differ between consolidated and combined because combined does not reflect the sale of Foods as a discontinued operation. (See Note 6 to the Consolidated and Combined Financial Statements.) The 1999 combined effective rate reflects differences applicable to foreign divestitures.

1999  vs.  1998
---------------
The lower 1999 consolidated effective tax rate reflects net income derived from foreign operations, offset by foreign tax credits on foreign taxes paid at significantly higher rates than the Company's effective tax rate in the United States.

In addition to the discussion above for consolidated tax rates, the 1999 combined effective tax rate primarily reflects lower net taxes primarily applicable to foreign divestitures.

CASH  FLOWS:
------------

OPERATING

2000  vs.  1999
---------------
Consolidated operating activities provided cash of $23.3 million in 2000 compared to $71.7 million cash provided in 1999, a decline of $48.4 million. Significant outflows compared to prior year included a decline in adjusted operating EBITDA of $23.6 million (see page 12), a change in accounts receivable and inventory cash flows of $40.4 million and $11.8 million, respectively, primarily in the Chemical business due to higher raw material costs passed through to customers and included in inventory, a $25.3 million payment in 2000 to exit certain Chemical raw material supply contracts and lower interest income of $15.3 million. These increased outflows were partially offset by a $14.1 million increase in trade payables primarily in the Chemical business due to higher raw material costs, lower tax payments of

$26.9 million, a $3.6 million repayment received from CCPC Acquisition Corp. for interest accrued on the loan that was repaid in 2000, a $3.7 million payment received from Wise, upon its sale, related to its retirement benefit plans, the absence of a 1999 payment of approximately $13.0 million to settle certain long-term disability claims and the absence of 1999 settlement payments of $6.4 million related to divested businesses.

Combined cash provided by operating activities of $34.0 million was $44.5 million less than the $78.5 million provided in 1999. In addition to the consolidated factors discussed above, after eliminating the Wise receipts, the Combined Companies had additional outflows due to further reductions in adjusted operating EBITDA of $15.1 million and higher Foods' tax payments of $24.0 million. These additional combined outflows were offset by lower Foods' inventory balances of $14.0 million primarily due to the use of tomatoes Purchased in the fourth quarter of 1999, improved Foods' accounts receivable Cash flows of $11.2 million due primarily to the absence of 1999 collection issues associated with systems implementations, improvement in Wise operations (classified as discontinued operations) of $9.6 million, and the absence of 1999 payments of $7.2 million related to the divestiture of Foods' Unaligned businesses.

1999  vs.  1998
---------------
Consolidated cash provided by operating activities totaled $71.7 million in 1999 and $46.0 million in 1998, an increase of $25.7 million. The most significant components of the increase include an overall improvement in adjusted operating EBITDA of $29.4 million (see page 12), an increase of $5.4 million due to a smaller increase in inventories in 1999 primarily in the Chemical business caused by reduced raw material costs and inventory reduction programs, and improvements due to the timing of trade payments of $31.3 million, all partially offset by higher net interest and tax payments of $32.4 million.

Combined cash provided by operating activities totaled $78.5 million in 1999, compared to cash used in operations of $33.2 million in 1998. The $111.7 million improvement consisted primarily of an overall improvement in adjusted operating EBITDA of $34.5 million (see page 12), improvements due to the timing of trade payments of $38.2 million and lower tax payments of $67.5 million related to gains on divested businesses. These improvements were partially offset by net reduced operating cash inflows related to divested businesses and an increase in 1999 inventories of $13.0 million to take advantage of favorable supplier pricing.

INVESTING

2000  vs.  1999
---------------
Consolidated investing activities used $195.7 million cash in 2000 compared to $229.5 million cash used in 1999, a decrease of $33.8 million. The decrease primarily represents the absence of a 1999 $50.0 million investment in the form of junior preferred stock in WKI and an $8.9 million collection of outstanding debt in 2000 which eliminated the Company's investment in Wise (See Note 18 to the Consolidated and Combined Financial Statements), partially offset by increased capital expenditures of $29.7 million primarily for Chemical plant expansions. Divestiture proceeds of $10.9 million in 2000, primarily from the sale of Chemical's printing inks business, were ahead of 1999 proceeds of $7.6 million from the sale of Chemical's molding compounds business. Acquisitions in 2000 of $118.1 million by Consumer Adhesives and Chemical (See
Note 4 to the Consolidated and Combined Financial Statements) were less than 1999 acquisitions of $119.6 million for Spurlock, Blagden and the resins manufacturing plant in Minnesota.

Combined investing activities used $253.9 million cash in 2000 compared to 1999 cash used of $266.1 million, a $12.2 million decrease. In addition to the consolidated factors described above, after eliminating the Wise collection of $8.9 million, the decrease in combined investing activities reflects the absence of $23.6 million of proceeds from the 1999 sale of Foods Unaligned businesses, partially offset by reduced Foods' capital expenditures of $11.4 million due to the absence of the 1999 enterprise-wide system implementation.

1999  vs.  1998
---------------
Consolidated investing activities used $229.5 million cash in 1999 compared to cash generated of $336.6 million in 1998, a decrease of $566.1 million. The purchases of Spurlock, Blagden and the resins manufacturing plant in Minnesota by Chemical used $119.6 million in 1999 compared to $14.4 million used to purchase Sun Coast Industries, Inc. in 1998. The divestiture proceeds in 1999 include $7.6 million from the sale of Chemical's molding compounds business compared to divestiture proceeds in 1998 of $304.8 million from the sale of Decorative Products, $15.5 million from the sale of a Latin American plastic films business, and $15.6 million from the sale of the commercial and industrial wallcoverings business. Investing activity in 1998 also includes $67.6 million relating to net repayments of affiliated borrowings by Foods and Wise, compared to net Foods and Wise 1999 affiliated borrowings of $2.3 million and a 1999 $50.0 million investment in the form of 16% cumulative junior preferred stock in WKI.

The Combined Companies investing activity used $266.1 million in 1999 compared to generating cash of $972.4 million in 1998, a decrease of $1,238.5 million. In addition to the above, the Combined Companies' 1999 divestiture activity reflects $23.6 million of proceeds from the sale of Foods Unaligned businesses compared to $733.2 million in 1998. The 1999 and 1998 return from (investment in) affiliate of ($2.3) million and $67.6 million, respectively, in the consolidated investing flows is eliminated in the combined flows as the Foods and Wise operations are included in the Combined Companies.

Capital expenditures for the Company in 1999 increased $22.3 million to $74.8 million in 1999 from $52.5 million in 1998. Capital expenditures for the Combined Companies increased $41.7 million to $141.9 million in 1999 from $100.2 million in 1998. The increase is primarily the result of plant expansion projects to increase capacity in the Chemical operations, and the implementation of an enterprise-wide system and new product manufacturing line investments in the Foods business for combined.

FINANCING

2000  vs.  1999
---------------
Consolidated financing activities generated cash of $5.0 million in 2000 compared to cash used of $319.1 million in 1999. The $324.1 million difference is primarily due to 2000 affiliated borrowings and receipts of $86.7 million, compared to 1999 net affiliated repayments and loans of $225.5 million (see 1999 vs. 1998). Affiliated activity in 2000 is comprised primarily of borrowings from BWHLLC of $61.4 million and receipts from CCPC Acquisition Corp. of $56.2 million, partially offset by repayments to Foods of $31.0 million. In addition, 2000 included short-term debt borrowings of $33.3 million compared to 1999 repayments of $3.8 million. Partially offsetting these net improved inflows are $17.6 million of increased net long-term debt repayments (primarily Industrial Bonds) and the distribution of $10.3 million in cash temporarily held by the infrastructure management services business for the benefit of its customers. The $10.3 million distribution represents payroll related withholdings for which the infrastructure management services business was liable when the business was distributed to the Company's parent (See Note 18 to the Consolidated and Combined Financial Statements).

Combined financing activities generated cash of $35.6 million in 2000 compared to cash used in 1999 of $279.5 million. The $315.1 million difference primarily includes the consolidated improvement above, excluding net affiliated inflow differences between years related to Foods of $17.9 million, which is eliminated, additional short-term debt borrowings of $6.3 million and additional long-term debt borrowings of $3.0 million.

1999  vs.  1998
---------------
Consolidated financing activities used $319.1 million cash in 1999 compared to cash generated of $105.9 million in 1998. The difference of $425.0 million is primarily due to $411.8 million of 1998 affiliated borrowings from Foods, representing proceeds from the sale of Foods Unaligned businesses, and BWHLLC, compared to 1999 net affiliated repayments and loans of $225.5 million. The 1999 affiliated activity includes repayments to BWHLLC and Foods of $169.3 million and a short-term loan of $56.2 million to CCPC Acquisition Corp., an affiliate of the Company's parent, as described in Note 18 to the Consolidated and Combined Financial Statements. The 1998 borrowings from Foods were partially offset by repayment of a $236.0 million revolving line of credit.

Combined financing activities used $279.5 million in 1999 compared to $441.9 million used in 1998. The $162.4 million increased use of cash in 1998 was primarily due to $236.7 million repayment of a revolving line of credit using business divestiture proceeds and a $272.2 million distribution to a Foods affiliate, partially offset by 1998 borrowings from BWHLLC of $134.3 million. The 1999 financing activities include net repayment of affiliated borrowings from BWHLLC of $123.4 million and a short-term loan of $56.2 million provided to CCPC Acquisition Corp. (See Note 18 to the Consolidated and Combined Financial Statements).

LIQUIDITY  AND  CAPITAL  RESOURCES:
-----------------------------------

As of December 31, 2000, the Company and the Combined Companies had $809.0 million in contractually committed lines of credit (the "Credit Agreement") of which $714.0 million (net of $95.0 million in letters of credit) was available.

The cash held by the Company of $27.8 million and the Combined Companies of $43.2 million as of December 31, 2000 and the cash available under the Credit
Agreement may be used for acquisitions and to fund working capital needs and capital expenditures.

As part of the common control exercised over the Company and Combined Companies, procedures are established to enter into borrowings between the business units at market interest rates.

The Company's and Combined Companies' planned 2001 capital expenditures are approximately $92 million and $102 million, respectively. The budgeted capital expenditures include plans to continue to increase capacity in the Chemical operations and to further invest in new product manufacturing lines in the Foods business. The capital expenditures will be financed through operations and, if necessary, the available lines of credit.

The Company and Combined Companies expect to have enough liquidity to fund working capital requirements, support capital expenditures and pay preferred dividends during 2001 and in future years due to cash from operations and amounts available under the Credit Agreement.

In the third quarter of 2000, the Company entered into a credit agreement with WKI to provide up to $40.0 million of short-term financing. The original maturity date of the agreement was December 31, 2000 and was extended into April 2001. At December 31, 2000, $6.1 million was outstanding under this agreement.

As of December 31, 2000, the Company and the Combined Companies had $198.0 million and $214.4 million, respectively, in deferred tax assets that related to foreign and alternative minimum tax credits as well as net operating loss carryforwards. These credits and carryforwards, net of valuation allowances of $101.7 million and $102.3 million for the Company and Combined Companies, respectively, are expected to reduce future tax liabilities.

RISK  MANAGEMENT:
-----------------

The Company and Combined Companies enter into various financial instruments, primarily to hedge interest rate risk and foreign currency exchange risk. The Company and Combined Companies also enter into raw materials purchasing contracts and contracts with customers to mitigate commodity price risks.

FOREIGN  EXCHANGE  RISK

In 2000 and 1999, international operations accounted for approximately 32% and 29% of the Company's and Combined Companies' sales, respectively. As a result, there is exposure to foreign exchange risk on transactions that are denominated in a currency other than the business unit's functional currency. Such transactions include foreign currency denominated imports and exports of raw materials and finished goods (both intercompany and third party), and loan payments (both intercompany and third party). In almost all cases, the functional currency is the unit's local currency.

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

In accordance with current accounting standards, the Company and the Combined Companies defer unrealized gains and losses arising from contracts that hedge existing and identified foreign currency exposure against commitments until the related transactions occur. Gains and losses arising from contracts that hedge existing assets and liabilities are offset against gains or losses arising from the transactions being hedged. (See Recently Issued Accounting Standards section for new rules impacting the current accounting treatment.)

A summary of forward currency and option contracts outstanding as of December 31, 2000 and 1999, follows. All contracts summarized for 2000 and 1999 are entered into by the Company and Combined Companies except the European Monetary Unit which relates only to the Combined Companies. Fair values are determined from quoted market prices at December 31, 2000 and 1999.

--------------------------------------------------------------------------------------------------------------------------
                                                2000                                       1999
                         -----------------------------------------------  ------------------------------------------------
                           AVERAGE   AVERAGE    FORWARD      FAIR VALUE     AVERAGE   AVERAGE   FORWARD      FAIR VALUE
                             DAYS    CONTRACT   POSITION       LOSS          DAYS     CONTRACT  POSITION     GAIN/(LOSS)
                         TO MATURITY   RATE  (IN MILLIONS) (IN MILLIONS)  TO MATURITY   RATE  (IN MILLIONS) (IN  MILLIONS)
                         ----------- -------- -----------   -----------   -----------  ------  -----------   ------------
CURRENCY TO BUY
WITH U.S. DOLLARS
-----------------------
Japanese Yen (1)               -         -          -             -          29       112.42     $ 3.7          $ 0.4

CURRENCY TO SELL
 FOR U.S. DOLLARS
-----------------------
Australian Dollars             -         -          -             -          11         0.65       0.5            -
British Pound                 22       1.47     $88.9         $(1.8)         35         1.61      73.1          (0.3)
Canadian Dollars               -         -          -             -          56         1.46       0.3            -
European Monetary Unit         8       0.89       6.9          (0.4)         60         1.01      14.1           0.1
-------------------------------------------------------------------------------------------------------------------------

(1) At December 31, 1999, amounts include option contracts of $2.5 million, with 38 average days to maturity, 111.39 average contract rate and fair value gain of $0.2 million.

INTEREST  RATE  RISK

The Company and Combined Companies have utilized interest rate swaps to lower funding costs or to alter interest rate exposures between fixed and floating rates on long-term debt. The Company and Combined Companies do not enter into speculative swaps or other financial contracts. As of December 31, 2000 and 1999, an interest rate swap was outstanding with a notional value of $24.3 million. Although originally entered into as a hedge, an interest rate swap having a notional amount of $200 million was determined to no longer meet the criteria for hedge accounting and was marked to market until its termination on September 1, 2000.

Fair values of the swaps are independently provided using estimated mid-market levels. Under interest rate swaps, the Company and Combined Companies agree with other parties to exchange, at specified intervals, the difference between the fixed rate and floating rate interest amounts calculated by reference to the agreed notional principal amount. On average, the Company and Combined Companies paid 10.5% and received 6.3% in 2000 and paid 10.4% and received 5.2% on the swaps in 1999. The remaining outstanding swap as of December 31, 2000 matures on December 1, 2002. A 1% increase or decrease in market interest rates would result in a $0.2 million increase or decrease, respectively, in the fair value of the interest rate swap agreement at December 31, 2000. A 1% increase or decrease in market interest rates would result in a $2.2 million increase or decrease, respectively, in the fair value of the interest rate swap agreements at December 31, 1999. The Company and Combined Companies are exposed to credit related losses in the event of nonperformance by the counterparties to these swaps, although no such losses are expected as the counterparties are financial institutions having an investment grade credit rating.

A summary of interest rate swaps for both the Company and Combined Companies as of December 31, 2000 and 1999 follows:

-------------------------------------------------------------------------------------------------------------
                                                  2000                                 1999
                                      ----------------------------------   ----------------------------------
  NOTIONAL                                       AVERAGE        FAIR                  AVERAGE       FAIR
   AMOUNT       TRADE   TERMINATION    FIXED     RECEIVE       VALUE         FIXED    RECEIVE       VALUE
(IN MILLIONS)    DATE       DATE      PAY RATE     RATE    (IN MILLIONS)   PAY RATE     RATE    (IN MILLIONS)
-------------   -----   -----------   --------   -------    -----------    --------   -------    -----------
$ 24.3        12/01/92    12/01/02     13.65%      6.7%      $   (3.4)      13.65%      5.4%     $    (4.4)
 200.0         9/17/85     9/01/00         -         -              -       10.00%      5.2%         (10.6)
-------------------------------------------------------------------------------------------------------------

The interest rate on most debt agreements is fixed. A 10% increase or decrease in the interest rate of the variable debt agreements would have an immaterial effect on the Company's and Combined Companies' net income. The fair value of publicly held debt is based on the price at which the bonds are trading at December 31, 2000 and 1999. All other debt fair values are determined from quoted market interest rates at December 31, 2000 and 1999.

A summary of the Company's outstanding debt as of December 31, 2000 and 1999 follows:

---------------------------------------------------------------------------------------------------------------------
                                     2000                                               1999 (1)
                  ----------------------------------------------      -----------------------------------------------
                                   Weighted            Fair                             Weighted           Fair
                       Debt         Average            Value              Debt           Average           Value
 Year             (in millions)  Interest Rate     (in millions)      (in millions)   Interest Rate     (in millions)
 ----             ----------------------------------------------      -----------------------------------------------
2001              $     43.5          7.6%        $     43.5          $     1.8         9.5%            $    1.8
2002                     1.4          5.6%               1.4                3.3         8.1%                 3.3
2003                       -            -                  -                  -           -                    -
2004                       -            -                  -                  -           -                    -
2005                       -            -                  -                  -           -                    -
2006  and  thereafter  529.1          8.5%             404.7              536.0         8.4%               451.1
                  ----------                      ----------          ---------                        ---------
                  $    574.0                      $    449.6          $   541.1                        $   456.2
---------------------------------------------------------------------------------------------------------------------
(1)  December  31,  1999  amounts  reflect  outstanding  debt  for  years shown.

A  summary  of  the Combined Companies' outstanding debt as of December 31, 2000 and  1999  follows:
---------------------------------------------------------------------------------------------------------------------
                                     2000                                               1999 (1)
                  ----------------------------------------------      -----------------------------------------------
                                   Weighted            Fair                             Weighted           Fair
                       Debt         Average            Value              Debt           Average           Value
 Year             (in millions)  Interest Rate     (in millions)      (in millions)   Interest Rate     (in millions)
 ----             ----------------------------------------------      -----------------------------------------------
2001               $      44.1        7.5%        $    44.1           $      2.1          7.9%         $     2.1
2002                       2.0        4.8%              2.0                  3.6          7.3%               3.7
2003                       1.0        1.9%              0.9                  0.7          0.2%               0.7
2004                       1.0        1.9%              0.9                  0.8          0.2%               0.8
2005                       0.6        2.9%              0.6                    -            -                 -
2006 and thereafter      531.2        8.5%            406.8                536.9          8.4%             451.8
                   -----------                    ---------           ----------                      ----------
                   $     579.9                    $   455.3           $    544.1                       $   459.1
---------------------------------------------------------------------------------------------------------------------

(1)  December  31,  1999  amounts  reflect  outstanding  debt  for  years  shown.

The Company and Combined Companies do not use derivative financial instruments in investment portfolios. Cash equivalent investments are placed with instruments that meet credit quality standards. These standards are established within the Company's investment policies, which also limit the exposure to any one issue. At December 31, 2000, the Company and Combined Companies had $11.1 million and $16.0 million, respectively, invested primarily in time deposits with average maturity periods of 28 days and 20 days, respectively, and average rates of 5.2% and 5.4%, respectively. At December 31, 1999, $173.9 million and $203.0 million for the Company and Combined Companies, respectively, was invested primarily in commercial paper, time deposits and money market funds. At December 31, 1999, the average maturity period of the commercial paper investments was 25 days with an average interest rate of 6.2% for the Company and Combined Companies. The average maturity periods of the time
deposits   outstanding  at  December  31,  1999   were   47  days  and  49  days
and   the   average   rates  were   5.8%  and   5.5%   for   the   Company   and

Combined Companies, respectively. The average rate on the December 31, 1999 money market fund investments was 5.7% for the Company and Combined Companies. Due to the short maturity of the Company's cash equivalents, the carrying value on these investments approximates fair value and the interest rate risk is not significant. A 10% increase or decrease in interest returns on invested cash would have an immaterial effect on the Company's and Combined Companies' net income and cash flow at December 31, 2000 and 1999.

The $6.1 million carrying value of the Company and Combined Companies' loan receivable from WKI approximates fair value as management believes the loan bears interest at a market interest rate. (See Note 18 to the Consolidated and Combined Financial Statements.)

COMMODITY  RISK

The Company is exposed to price risks associated with raw materials purchases, most significantly with methanol, phenol and urea. For these commodity raw materials, the Company has purchase contracts, with periodic price adjustment provisions. The commodity risk also is moderated through use of customer contracts with selling price provisions that are indexed to publicly available indices for these commodity raw materials as discussed on pages 13 and 14. There are no active futures markets for the major raw materials used by the Company.

In addition to that described above for the Company, the Combined Companies enter into contracts with suppliers with specified prices and volumes. There are no active futures markets for major commodities used by the Combined Companies.

EQUITY  PRICE  RISK

Investments held by the Company and Combined Companies primarily consist of two common stock equity interests received as partial consideration on the sale of certain businesses and an investment in preferred stock of an affiliate. One of the common stock investments represents approximately 33% of the outstanding shares and is accounted for using the equity method. At December 31, 2000 and 1999, the unamortized excess of the Company's investment over its equity in the underlying net assets was $16.1 and $16.5, respectively. The other two investments are accounted for using the cost method.

The Company's and Combined Companies' investments also include certain other partnership, subsidiary and joint venture interests.

The Company and Combined Companies review the carrying value of investments in accordance with existing accounting guidance that requires investments to be adjusted to fair value if the decline in value is considered to be "other than temporary" based on certain criteria. The Company and Combined Companies recorded investment write-downs of $48.0, $3.0 and $26.7 in 2000, 1999 and 1998, respectively.

A summary of investments as of December 31, 2000 and 1999 follows. Fair value is based on the market stock price as of December 31, 2000 and 1999 for publicly traded common stock. Fair value for other investments is based on other similar financial instruments.

---------------------------------------------------------------------------------------------------------------
                                                          2000                                1999
                                           ---------------------------------     ------------------------------
                                             CARRYING             FAIR             CARRYING          FAIR
                             DATE             VALUE               VALUE             VALUE           VALUE
    DESCRIPTION            ACQUIRED        (IN MILLIONS)       (IN MILLIONS)     (IN MILLIONS)   (IN MILLIONS)
---------------------     ---------       --------------      --------------     -------------   --------------
  Equity method securities  10/11/96          $45.0              $107.8             $47.0           $62.1
  Cost method securities    11/01/99          $10.0              $ 10.0             $51.5           $51.5
---------------------------------------------------------------------------------------------------------------

Readers are cautioned that forward-looking statements contained under the heading of "Risk Management" should be read in conjunction with the disclosure under the heading: "Forward-Looking and Cautionary Statements".

RECENTLY  ISSUED  ACCOUNTING  STANDARDS
---------------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard requires all derivatives be measured at fair value and recorded on a company's balance sheet as an asset or liability, depending upon the company's underlying rights or obligations associated with the derivative instrument. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This statement defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is an amendment of SFAS No. 133. SFAS No. 138 addresses a limited number of implementation issues resulting from the application of SFAS No. 133. The Company and Combined Companies will implement SFAS No. 133 as of January 1, 2001. Adoption of this pronouncement will result in a pre-tax loss of $5.2 million and $5.6 million ($3.3 million and $3.5 million after-tax) for the Company and Combined Companies, respectively, that will be recorded to Shareholder's Equity in Other Comprehensive Income as a cumulative effect of a change in accounting principle. Future results are not expected to be materially impacted by the adoption of this pronouncement.

In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives", which addresses the recognition, measurement and income statement classification for sales incentives offered to customers. Although this EITF is not effective until June 30, 2001, registrants who do not elect early adoption are subject to certain disclosure requirements at December 31, 2000. Upon adoption, approximately $24 million and $104 million for the Company and Combined Companies, respectively, in 2000, $14 million and $86 million in 1999, respectively, and $12 million and $93 million in 1998, respectively, will be reclassified from marketing expense to net sales. The Company's and Combined Companies' current policy of recognizing a liability for sales incentives at the later of the date at which the related revenue is recorded or the date at which the sales incentive is offered, complies with the consensuses reached in this Issue.

FORWARD-LOOKING  AND  CAUTIONARY  STATEMENTS
--------------------------------------------

The Company, Combined Companies and their officers may, from time to time, make written or oral statements regarding the future performance of the Company or Combined Companies including statements contained in the filings with the Securities and Exchange Commission. Investors should be aware that these statements are based on currently available financial, economic and competitive data and on current business plans. Such statements are inherently uncertain and investors should recognize that events could cause the Company's and/or Combined Companies' actual results to differ materially from those projected in forward-looking statements made by or on behalf of the Company and/or Combined Companies. Such risks and uncertainties are primarily in the areas of financial information about operating segments, results of operations by business unit, liquidity, legal, environmental liabilities and risk management.

ITEM  7A:   QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
---------   ----------------------------------------------------------------

Refer to the "Risk Management" section included in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

-----------------------------------------------------------------------------------------------
ITEM  8.   FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
--------   -----------------------------------------------
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
BORDEN,  INC.

                                                                    Year ended December 31,
(In millions, except per share data)                             2000        1999        1998
-----------------------------------------------------------------------------------------------
  Net sales                                                  $    1,524.0   $1,374.7   $1,412.7
  Cost of goods sold                                              1,120.5      936.0    1,008.2
                                                             ------------  ---------  ---------

  Gross margin                                                      403.5      438.7      404.5
                                                             ------------  ---------  ---------

  Distribution expense                                               75.9       70.5       64.0
  Marketing expense                                                  87.9       75.4       78.9
  General & administrative expense                                  146.2      133.4      126.2
  Loss (gain) on divestiture of businesses                            0.9       (7.4)      (8.3)
  Net (gain) loss on sale of assets                                 (10.1)      (1.3)       0.8
  Business realignment and asset write-offs                          38.4       41.6        2.5
                                                             ------------  ---------  ---------

  Operating income                                                   64.3      126.5      140.4
                                                             ------------  ---------  ---------

  Interest expense                                                   62.7       63.1       64.4
  Affiliated interest expense, net of affiliated
       interest income of $0.3, $0.9 and $2.2, respectively          17.0       19.1       22.8
  Interest income and other                                         (17.8)     (34.8)     (30.9)
  Investment write-downs and other charges                           68.0        3.0       26.7
                                                             ------------  ---------  ---------

  (Loss) income from continuing operations
       before income tax                                            (65.6)      76.1       57.4
  Income tax (benefit) expense                                       (6.6)      20.8       33.8
                                                             ------------  ---------  ---------

  (Loss) income from continuing operations                          (59.0)      55.3       23.6
                                                             ------------  ---------  ---------

  Discontinued operations:
       (Loss) income from operations, net of tax                        -       (0.4)       2.3
       Gain (loss) on disposal, net of tax                           93.0       (2.0)      36.7
                                                             ------------  ---------  ---------

  Net income                                                         34.0       52.9       62.6

  Preferred stock dividends                                         (73.7)     (73.7)     (73.7)
                                                             ------------  ---------  ---------

  Net loss applicable to common stock                        $      (39.7)  $  (20.8)  $  (11.1)
                                                             ============  =========  =========

---------------------------------------------------------------------------------
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(CONTINUED)
BORDEN,  INC.


                                                    Year ended December 31,
(In millions, except per share data)                2000      1999     1998
---------------------------------------------------------------------------------
  Basic and Diluted Per Share Data
----------------------------------

  (Loss) income from continuing operations       $  (0.30)  $ 0.28   $ 0.12
  Discontinued operations:
       Income from operations, net of tax               -        -     0.01
       Gain (loss) on disposal, net of tax           0.47    (0.01)    0.18
                                                 ---------  -------  -------


  Net income                                         0.17     0.27     0.31
  Preferred stock dividends                         (0.37)   (0.37)   (0.37)
                                                 ---------  -------  -------

  Net loss applicable to common stock            $  (0.20)  $(0.10)  $(0.06)
                                                 =========  =======  =======

  Dividends per common share                     $   0.31   $ 0.32   $ 0.30
  Dividends per preferred share                  $   3.00   $ 3.00   $ 3.00

  Average number of common shares outstanding
       during the period                           199.0    199.0    199.0
---------------------------------------------------------------------------------


See  Notes  to  Consolidated  and  Combined  Financial  Statements

---------------------------------------------------------------------------------------
CONSOLIDATED  BALANCE  SHEETS
BORDEN,  INC.

(In  millions)

                                                       December 31,    December 31,
ASSETS                                                     2000            1999
------------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and equivalents                                $        27.8   $       195.2
  Accounts receivable (less allowance for doubtful
     accounts of $13.1 in 2000 and $11.8 in 1999)             248.4           215.0
  Loan receivable from affiliate                                6.1            56.2
  Inventories:
     Finished and in-process goods                             68.7            62.8
     Raw materials and supplies                                58.6            50.4
  Deferred income taxes                                        46.6            42.4
  Other current assets                                         15.2            15.3
                                                      --------------  --------------
                                                              471.4           637.3
                                                      --------------  --------------

INVESTMENTS AND OTHER ASSETS
  Investments                                                  61.9            64.0
  Investment in affiliate                                      10.0            51.5
  Deferred income taxes                                        84.6           109.5
  Prepaid pension assets                                      111.5           129.7
  Other assets                                                 41.2            36.3
  Assets sold under contractual arrangement (net of
   allowance of $62.6 in 1999) (See Note 18)                      -            48.2
                                                      --------------  --------------
                                                              309.2           439.2
                                                      --------------  --------------

PROPERTY AND EQUIPMENT
  Land                                                         28.0            25.6
  Buildings                                                    88.0            97.9
  Machinery and equipment                                     778.3           739.1
                                                      --------------  --------------
                                                              894.3           862.6
  Less accumulated depreciation                              (321.1)         (323.8)
                                                      --------------  --------------
                                                              573.2           538.8

INTANGIBLES
  Net of accumulated amortization of $25.1 in 2000
     and $16.1 in 1999                                        179.8           112.1
                                                      --------------  --------------

TOTAL ASSETS                                          $     1,533.6   $     1,727.4
                                                      ==============  ==============
---------------------------------------------------------------------------------------

See  Notes  to  Consolidated  and  Combined  Financial  Statements

---------------------------------------------------------------------------------------------------
CONSOLIDATED  BALANCE  SHEETS
BORDEN,  INC.

(In  millions,  except  share  data)

                                                                    December 31,    December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                    2000            1999
------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
  Accounts and drafts payable                                      $       158.8   $       137.4
  Debt payable within one year                                              43.5            17.7
  Income taxes payable                                                      92.4           244.1
  Loans payable with affiliates                                            283.1           246.6
  Other current liabilities                                                191.0           178.6
                                                                   --------------  --------------
                                                                           768.8           824.4
                                                                   --------------  --------------

OTHER LIABILITIES
  Liabilities sold under contractual arrangement                               -            41.6
  Long-term debt                                                           530.5           541.1
  Non-pension post-employment benefit obligations                          156.0           176.1
  Other long-term liabilities                                               64.0            80.0
                                                                   --------------  --------------
                                                                           750.5           838.8
                                                                   --------------  --------------
COMMITMENTS AND CONTINGENCIES (SEE NOTE 19)

SHAREHOLDERS' EQUITY
  Preferred stock - Issued 24,574,751 shares                               614.4           614.4
  Common stock - $0.01 par value: authorized 300,000,000 shares,
     Issued 198,974,994 shares                                               2.0             2.0
  Paid in capital                                                          353.3           355.7
  Receivable from parent                                                  (414.9)         (414.9)
  Accumulated other comprehensive income                                   (60.3)          (52.5)
  Accumulated deficit                                                     (480.2)         (440.5)
                                                                   --------------  --------------
                                                                            14.3            64.2
                                                                   --------------  --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $     1,533.6   $     1,727.4
                                                                   ==============  ==============
---------------------------------------------------------------------------------------------------


See  Notes  to  Consolidated  and  Combined  Financial  Statements

---------------------------------------------------------------------------------------------------
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
BORDEN,  INC.

                                                                    Year ended December 31,
(In millions)                                                        2000       1999      1998
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net income                                                       $   34.0   $  52.9   $  62.6
  Adjustments to reconcile net income to net
  cash from (used in) operating activities:
     (Gain) loss on disposal of discontinued operations, net of tax   (93.0)      2.0     (36.7)
     Loss (gain) on divestiture of businesses                           0.9      (7.4)     (8.3)
     Net (gain) loss on the sale of assets                            (10.1)     (1.3)      0.8
     Deferred tax provision                                            15.0       5.8      84.5
     Depreciation and amortization                                     62.4      54.2      50.9
     Business realignment and asset write-offs                         38.4      41.6       2.5
     Unrealized gain on interest rate swap                             (4.9)    (10.8)     (4.1)
     Investment write-downs and other charges                          68.0       3.0      26.7
  Net change in assets and liabilities:
     Trade receivables                                                (36.5)      3.9      (0.9)
     Inventories                                                      (12.2)     (0.4)     (5.8)
     Trade payables                                                    27.6      13.5     (17.8)
     Income taxes                                                     (45.1)    (30.8)    (47.6)
     Other assets                                                      13.1      (6.3)     44.8
     Other liabilities                                                (34.3)    (48.2)   (108.6)
     Net assets of discontinued operations                                -         -       3.0
                                                                   ----------  --------  --------
                                                                       23.3      71.7      46.0
                                                                   ----------  --------  --------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Capital expenditures                                               (104.5)    (74.8)    (52.5)
  Proceeds from the divestiture of businesses                          10.9       7.6     335.9
  Purchase of businesses                                             (118.1)   (119.6)    (14.4)
  Proceeds from the sale of fixed assets                                9.9       9.6         -
  Purchase of affiliate's receivables, net of cash collected           (0.5)        -         -
  Return from (investment in) affiliate, net                            6.6     (52.3)     67.6
                                                                   ----------  --------  --------
                                                                     (195.7)   (229.5)    336.6
                                                                   ----------  --------  --------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Net short-term debt borrowings (repayments)                          33.3      (3.8)      3.8
  Borrowings of long-term debt                                        122.0         -         -
  Repayment of long-term debt                                        (140.0)     (0.6)   (236.0)
  Affiliated borrowings/receipts (repayments/loans)                    86.7    (225.5)    411.8
  Interest received from parent                                        48.6      48.9      60.4
  Common stock dividends paid                                         (61.6)    (64.4)    (60.4)
  Preferred stock dividends paid                                      (73.7)    (73.7)    (73.7)
  Other distributions                                                 (10.3)        -         -
                                                                   ----------  --------  --------
                                                                        5.0    (319.1)    105.9
                                                                   ----------  --------  --------
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (CONTINUED)
BORDEN,  INC.


                                                                       Year ended December 31,
(In millions)                                                         2000       1999     1998
-------------------------------------------------------------------------------------------------
  (Decrease) increase in cash and equivalents                      $  (167.4)  $(476.9)  $488.5
  Cash and equivalents at beginning
    of year                                                            195.2     672.1    183.6
                                                                   ----------  --------  -------
  Cash and equivalents at end
    of year                                                        $    27.8   $ 195.2   $672.1
                                                                   ==========  ========  =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid:
     Interest, net                                                 $    65.0   $  55.1   $ 47.6
     Taxes                                                              19.2      46.1     21.2
  Non-cash activity:
        Distribution of note receivable from Company's parent
            to cancel options                                              -         -     39.2
        Investment retained in IHDG                                        -         -      3.0
        Capital contribution by parent                                  44.3      26.4     42.9
        Accrued dividends on investment in affiliate                     6.5       1.5        -
        Distribution of net assets of infrastructure management
           services business to the Company's parent                     6.0         -        -
        Reclassification of minimum pension liability adjustment
           from/(to) shareholders' equity                                1.8       1.5     (3.6)
---------------------------------------------------------------------------------------------------


See  Notes  to  Consolidated  and  Combined  Financial  Statements

---------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY
BORDEN,  INC.

(In  millions)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Accumulated
                                                              Preferred Common   Paid-in  Receivable    Other    Accumulated
                                                               Stock    Stock    Capital     from   Comprehensive  Deficit  Total
                                                                                            Parent     Income
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                                     $614.4     $2.0    $384.0  $(464.1)   $(48.0)    $(408.6)   $79.7
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                         62.6     62.6

Translation adjustments and other                                                                       0.6                  0.6

Minimum pension liability (net of $2.0 tax)                                                            (3.6)                (3.6)
                                                                                                                         --------

COMPREHENSIVE INCOME                                                                                                     $  59.6
                                                                                                                         --------
Preferred stock dividends                                                                                        (73.7)    (73.7)

Common stock dividends                                                             (59.5)                                  (59.5)

Interest accrued on notes from parent (net of $19.9 tax)                            30.7       9.6                          40.3

Capital contribution from parent                                                    42.9                                    42.9

Cancel option on Decorative Products                                               (39.2)     39.2                             -
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                                    $ 614.4   $   2.0   $358.9   $(415.3)  $(51.0)   $(419.7)    $89.3
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                        52.9      52.9

Translation adjustments and other                                                                      (3.0)                (3.0)

Minimum pension liability (net of $0.8 tax)                                                             1.5                  1.5
                                                                                                                         --------

COMPREHENSIVE INCOME                                                                                                     $  51.4
                                                                                                                         --------
Preferred stock dividends                                                                                       (73.7)     (73.7)

Common stock dividends                                                            (64.1)                                   (64.1)

Interest accrued on notes from parent (net of $14.0 tax)                           34.5       0.4                           34.9

Capital contribution from parent                                                   26.4                                     26.4
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                                    $ 614.4   $   2.0  $355.7   $(414.9)   $(52.5)  $(440.5)     $64.2
---------------------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated and Combined Financial Statements

----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY
BORDEN,  INC.

(In  millions)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Accumulated
                                                          Preferred  Common   Paid-in   Receivable    Other     Accumulated
                                                           Stock     Stock    Capital     from    Comprehensive   Deficit    Total
                                                                                          Parent      Income
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                                  $614.4     $2.0    $355.7    $(414.9)    $(52.5)   $(440.5)    $64.2
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                        34.0      34.0

Translation adjustments                                                                                (9.6)                (9.6)

Minimum pension liability (net of $0.9 tax)                                                             1.8                  1.8
                                                                                                                          --------
COMPREHENSIVE INCOME                                                                                                     $  26.2
                                                                                                                          --------
Preferred stock dividends                                                                                        (73.7)    (73.7)

Common stock dividends                                                          (61.6)                                     (61.6)

Other distributions                                                             (16.3)                                     (16.3)

Interest accrued on notes from parent (net of $17.4 tax)                         31.2                                       31.2

Capital contribution from parent                                                 44.3                                       44.3
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                $ 614.4   $   2.0    $353.3   $(414.9)    $(60.3)    $(480.2)    $14.3
---------------------------------------------------------------------------------------------------------------------------------

See  Notes  to  Consolidated  and  Combined  Financial  Statements

---------------------------------------------------------------------------------------------
COMBINED  STATEMENTS  OF  OPERATIONS
BORDEN,  INC.  AND  AFFILIATES


                                                             Year ended December 31,
(In millions)                                                2000        1999       1998
---------------------------------------------------------------------------------------------
  Net sales                                             $    2,094.7   $1,922.6   $2,118.8
  Cost of goods sold                                         1,408.6    1,202.3    1,405.8
                                                        ------------  ---------  ---------

  Gross margin                                                 686.1      720.3      713.0
                                                        ------------  ---------  ---------

  Distribution expense                                         120.0      113.2      108.6
  Marketing expense                                            302.8      274.1      290.4
  General & administrative expense                             210.7      188.8      205.0
  Gain on divestiture of businesses                             (3.9)     (56.5)    (380.0)
  Net (gain) loss on sale of assets                             (8.6)      (0.1)       0.6
  Business realignment and asset write-offs                     44.1       41.6       19.7
                                                        ------------  ---------  ---------

  Operating income                                              21.0      159.2      468.7
                                                        ------------  ---------  ---------

  Interest expense                                              62.7       63.2       65.5
  Affiliated interest expense                                    2.4        5.3        5.4
  Interest income and other                                    (15.5)     (33.6)     (34.7)
  Investment write-downs and other charges                      68.0        3.0       26.7
                                                        ------------  ---------  ---------

  (Loss) income from continuing operations
     before income tax                                         (96.6)     121.3      405.8
  Income tax (benefit) expense                                 (68.0)      31.7      133.4
                                                        ------------  ---------  ---------

  (Loss) income from continuing operations                     (28.6)      89.6      272.4
                                                        ------------  ---------  ---------

  Discontinued operations:
     Income from operations, net of tax                         3.1        2.2        1.2
     Gain (loss) on disposal, net of tax                       37.0       (3.1)      36.7
                                                        ------------  ---------  ---------

  Income before cumulative effect of change
     in accounting principle                                   11.5       88.7      310.3

  Cumulative effect of change in accounting principle             -       (2.8)         -
                                                        ------------  ---------  ---------

  Net income                                                   11.5       85.9      310.3

  Affiliate's share of income                                  (0.1)      (5.1)    (142.0)

  Preferred stock dividends                                   (73.7)     (73.7)     (73.7)
                                                        ------------  ---------  ---------

  Net (loss) income applicable to common stock          $     (62.3)  $    7.1   $   94.6
                                                        ============  =========  =========
---------------------------------------------------------------------------------------------

See  Notes  to  Consolidated  and  Combined  Financial  Statements

------------------------------------------------------------------------------------------------------
COMBINED  BALANCE  SHEETS
BORDEN,  INC.  AND  AFFILIATES

(In  millions)

                                                                        December 31,    December 31,
ASSETS                                                                      2000            1999
------------------------------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and equivalents                                                 $        43.2   $       227.5
  Accounts receivable (less allowance for doubtful accounts of $13.9
     in 2000 and $13.2 in 1999)                                                301.6           274.1
  Loan receivable from affiliate                                                 6.1            56.2
  Inventories:
     Finished and in-process goods                                             115.2           110.9
     Raw materials and supplies                                                 87.2            80.5
  Deferred income taxes                                                         66.7            58.5
  Other current assets                                                          20.6            20.2
  Net assets of discontinued operations (See Note 6)                               -            61.8
                                                                       --------------  --------------
                                                                               640.6           889.7
                                                                       --------------  --------------

INVESTMENTS AND OTHER ASSETS
  Investments                                                                   61.9            64.0
  Investment in affiliate                                                       10.0            51.5
  Deferred income taxes                                                         84.6            81.7
  Prepaid pension assets                                                       122.5           140.8
  Other assets                                                                  31.0            31.8
                                                                       --------------  --------------
                                                                               310.0           369.8
                                                                       --------------  --------------

PROPERTY AND EQUIPMENT
  Land                                                                          38.4            36.0
  Buildings                                                                    163.6           171.2
  Machinery and equipment                                                    1,076.2         1,009.6
                                                                       --------------  --------------
                                                                             1,278.2         1,216.8
  Less accumulated depreciation                                               (498.7)         (486.6)
                                                                       --------------  --------------
                                                                               779.5           730.2

INTANGIBLES
  Net of accumulated amortization of $160.6 in 2000 and
     $141.2 in 1999                                                            457.7           403.3
                                                                       --------------  --------------

TOTAL ASSETS                                                           $     2,187.8   $     2,393.0
                                                                       ==============  ==============
-----------------------------------------------------------------------------------------------------

See  Notes  to  Consolidated  and  Combined  Financial  Statements

---------------------------------------------------------------------------
COMBINED  BALANCE  SHEETS
BORDEN,  INC.  AND  AFFILIATES

(In  millions)

                                              December 31,    December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY              2000            1999
---------------------------------------------------------------------------
CURRENT LIABILITIES
  Accounts and drafts payable                $       198.6   $       184.3
  Debt payable within one year                        44.1            18.0
  Income taxes payable                               121.4           254.9
  Loans with affiliates                               79.2            14.5
  Other current liabilities                          233.5           244.9
                                             --------------  --------------
                                                     676.8           716.6
                                             --------------  --------------

OTHER LIABILITIES
  Long-term debt                                     535.8           544.1
  Non-pension post-employment
     benefit obligations                             166.8           183.8
  Other long-term liabilities                         81.8            85.7
                                             --------------  --------------
                                                     784.4           813.6
                                             --------------  --------------
COMMITMENTS AND CONTINGENCIES (SEE NOTE 19)

SHAREHOLDERS' EQUITY
  Preferred stock                                    614.4           614.4
  Common stock                                         2.0             2.0
  Paid in capital                                    623.9           664.4
  Receivable from parent                            (414.9)         (414.9)
  Affiliate's interest in subsidiary                  66.3            66.2
  Accumulated other comprehensive income             (95.5)          (84.1)
  (Accumulated deficit) retained earnings            (69.6)           14.8
                                             --------------  --------------
                                                     726.6           862.8
                                             --------------  --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $     2,187.8   $     2,393.0
                                             ==============  ==============
---------------------------------------------------------------------------

See  Notes  to  Consolidated  and  Combined  Financial  Statements

---------------------------------------------------------------------------------------------------
COMBINED  STATEMENTS  OF  CASH  FLOWS
BORDEN,  INC.  AND  AFFILIATES


                                                                       Year ended December 31,
(In millions)                                                           2000      1999      1998
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net income                                                       $    11.5   $  85.9   $  310.3
  Adjustments to reconcile net income to net
  cash from (used in) operating activities:
     (Gain) loss on disposal of discontinued operations, net of tax    (37.0)      3.1      (36.7)
     Gain on divestiture of businesses                                  (3.9)    (56.5)    (380.0)
     Net (gain) loss on the sale of assets                              (8.6)     (0.1)       0.6
     Deferred tax provision                                             (9.9)     28.7      157.3
     Depreciation and amortization                                     103.7      84.6       79.9
     Business realignment and asset write-offs                          44.1      41.6       25.8
     Unrealized gain on interest rate swap                              (4.9)    (10.8)      (4.1)
     Investment write-downs and other charges                           68.0       3.0       26.7
  Net change in assets and liabilities:
     Trade receivables                                                 (33.9)     (4.7)      49.2
     Inventories                                                        (9.9)    (12.1)      15.2
     Trade payables                                                     21.5       4.5      (33.7)
     Income taxes                                                      (81.3)    (18.9)     (93.4)
     Other assets                                                       17.4      22.0       94.5
     Other liabilities                                                 (48.3)    (87.7)    (250.3)
     Net assets of discontinued operations                               5.5      (4.1)       5.5
                                                                   -----------  --------  ---------
                                                                        34.0      78.5      (33.2)
                                                                   -----------  --------  ---------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Capital expenditures                                                (156.1)   (141.9)    (100.2)
  Proceeds from the divestiture of businesses                           10.9      31.2    1,071.2
  Purchase of businesses                                              (118.1)   (119.6)     (14.4)
  Proceeds from the sale of fixed assets                                 9.9      14.2       15.8
  Purchase of affiliate's receivables, net of cash collected            (0.5)        -          -
  Equity investment in affiliate                                           -     (50.0)         -
                                                                   -----------  --------  ---------
                                                                      (253.9)   (266.1)     972.4
                                                                   -----------  --------  ---------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Net short-term debt borrowings (repayments)                           32.9     (10.5)       6.4
  Borrowings of long-term debt                                         125.0         -          -
  Repayment of long-term debt                                         (140.0)     (0.2)    (236.7)
  Affiliated borrowings/receipts (repayments/loans)                    114.7    (179.6)     134.3
  Distribution to affiliate                                                -         -     (272.2)
  Interest received from parent                                         48.6      48.9       60.4
  Common stock dividends paid                                          (61.6)    (64.4)     (60.4)
  Preferred stock dividends paid                                       (73.7)    (73.7)     (73.7)
  Other distributions                                                  (10.3)        -          -
                                                                   -----------  --------  ---------
                                                                        35.6    (279.5)    (441.9)
                                                                   -----------  --------  ---------
---------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------
COMBINED  STATEMENTS  OF  CASH  FLOWS  (CONTINUED)
BORDEN,  INC.  AND  AFFILIATES


                                                                      Year ended December 31,
(In millions)                                                        2000        1999     1998
------------------------------------------------------------------------------------------------------
  (Decrease) increase in cash and equivalents                      $ (184.3)  $(467.1)  $497.3
  Cash and equivalents at beginning
       of year                                                        227.5     694.6    197.3
                                                                   --------    ------  -------
  Cash and equivalents at end
       of year                                                     $   43.2   $ 227.5   $694.6
                                                                   ========   =======   ======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid:
       Interest, net                                               $   47.4   $  40.8   $ 32.0
       Taxes                                                           17.9      21.5     89.0
  Non-cash activity:
        Distribution of note receivable from Company's parent
            to cancel options                                             -         -     39.2
        Investment retained in IHDG                                       -         -      3.0
        Capital contribution by parent                                 46.7      26.4     42.9
        Affiliate's share of income                                     0.1       5.1    142.0
        Accrued dividends on investment in affiliate                    6.5       1.5        -
        Distribution of net assets of infrastructure management
           services business to the Company's parent                    6.0         -        -
        Distribution of net assets of Wise to BWHLLC                   58.7         -        -
        Reclassification of minimum pension liability adjustment
           from/(to) shareholders' equity                               1.8       3.3     (5.4)
------------------------------------------------------------------------------------------------------
See Notes to Consolidated and Combined Financial Statements

----------------------------------------------------------------------------------------------------------------------------------
COMBINED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY
BORDEN,  INC.  AND  AFFILIATES

(In  millions)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Accumulated   Retained
                                                                           Receivable  Affiliate's   Other         Earnings
                                                 Preferred  Common  Paid-in  from    Interest in  Comprehensive  (Accumulated
                                                   Stock    Stock   Capital   Parent   Subsidiary    Income         Deficit)  Total
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                        $614.4     $2.0   $666.5  $(464.1)    $203.3     $(181.2)       $ (86.9)  $754.0
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                          310.3    310.3

Translation adjustments and other                                     (0.2)                           97.4                    97.2

Minimum pension liability (net of $3.0 tax)                                                           (5.4)                   (5.4)
                                                                                                                           --------
COMPREHENSIVE INCOME                                                                                                        $402.1
                                                                                                                           --------
Preferred stock dividends                                                                                          (73.7)    (73.7)

Common stock dividends                                               (59.5)                                                  (59.5)

Interest accrued on notes from parent (net of $19.9 tax)              30.7      9.6                                           40.3

Cancel option on Decorative Products                                 (39.2)    39.2                                              -

Capital contribution from parent                                      42.9                                                    42.9

Affiliate's interest in subsidiary                                    12.3            (142.5)                     (142.0)   (272.2)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                       $614.4      $2.0   $653.5  $(415.3)  $ 60.8       $ (89.2)       $  7.7    $833.9
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                          85.9      85.9

Translation adjustments and other                                                                      1.8                     1.8

Minimum pension liability (net of $1.7 tax)                                                            3.3                     3.3
                                                                                                                          --------
COMPREHENSIVE INCOME                                                                                                        $ 91.0
                                                                                                                           -------
Preferred stock dividends                                                                                         (73.7)     (73.7)

Common stock dividends                                              (64.1)                                                   (64.1)

Interest accrued on notes from parent (net of $14.0 tax)             34.5      0.4                                            34.9

Capital contribution from parent                                     26.4                                                     26.4

Increase in foreign tax basis and other                              14.1               0.3                                   14.4

Affiliate's interest in subsidiary                                                      5.1                       (5.1)          -
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                      $614.4       $2.0  $664.4  $(414.9)  $ 66.2        $ (84.1)     $ 14.8      $862.8
----------------------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated and Combined Financial Statements

----------------------------------------------------------------------------------------------------------------------------------
COMBINED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY
BORDEN,  INC.  AND  AFFILIATES

(In  millions)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Accumulated    Retained
                                                                           Receivable  Affiliate's   Other        Earnings
                                                 Preferred  Common  Paid-in   from    Interest in  Comprehensive (Accumulated
                                                   Stock    Stock   Capital   Parent   Subsidiary    Income       Deficit)   Total
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                        $614.4     $2.0    $664.4  $(414.9)     $66.2     $(84.1)        $14.8    $862.8
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                          11.5      11.5

Translation adjustments                                                                              (13.2)                  (13.2)

Minimum pension liability (net of $0.9 tax)                                                            1.8                     1.8
                                                                                                                           -------
COMPREHENSIVE INCOME                                                                                                        $  0.1
                                                                                                                           -------
Preferred stock dividends                                                                                          (73.7)    (73.7)

Common stock dividends                                                (61.6)                                                 (61.6)

Other distributions                                                   (52.9)                                       (22.1)    (75.0)

Interest accrued on notes from parent (net of $17.4 tax)               31.2                                                   31.2

Capital contribution from parent                                       46.7                                                   46.7

Decrease in foreign tax basis and other                                (3.9)                                                  (3.9)

Affiliate's interest in subsidiary                                                          0.1                     (0.1)         -
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                        $614.4     $2.0  $  623.9  $(414.9)    $ 66.3    $ (95.5)      $ (69.6)   $726.6
----------------------------------------------------------------------------------------------------------------------------------

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

At the time of the merger, the Company's principal lines of business included international and domestic food operations ("Foods"), a salty snacks business ("Wise") as well as other businesses. Subsidiaries of BW Holdings, LLC
("BWHLLC", an affiliate of KKR), Wise Holdings, Inc. ("Wise Holdings") and Borden Foods Holdings Corporation ("Foods Holdings"), purchased Wise and Foods on July 2, 1996, and October 1, 1996, respectively. Since these sales, Wise and Foods, as of their respective sales dates, are no longer legally part of the Company on a consolidated basis. However, management of the Company continued to exercise significant operating and financial control over Wise and Foods and both Wise Holdings and Foods Holdings were guarantors of the Company's credit facility and all of the Company's publicly held debt. Because of the aforementioned control and guarantees, the Company has included, supplementally in this filing, combined financial statements of Borden, Inc. and Affiliates (the "Combined Companies") which present the financial condition and results of operations and cash flows of the Company combined with the financial condition and results of operations and cash flows of Wise and Foods. The Combined Companies' financial statements do not reflect push-down accounting and therefore present financial information on a basis consistent with that upon which credit was originally extended to the Company.

On October 30, 2000, Wise Holdings was sold by BWHLLC (see Note 18). For purposes of the Combined Financial Statements, Wise Holdings is treated as if its net assets were distributed out of the Combined Companies ("the Wise Distribution") on October 30, 2000. On October 30, 2000, Wise Holdings' financial guarantees ceased. As a result of the Wise Distribution, Wise is reflected as a discontinued operation in the Combined Financial Statements for all periods presented.

2.     NATURE  OF  OPERATIONS

The Company is engaged primarily in manufacturing, processing, purchasing and distributing primarily forest products and industrial resins, formaldehyde, melamine crystal and other specialty and industrial chemicals worldwide as well as consumer glues and adhesives in North America. The Company also provided infrastructure management services prior to the distribution of that business in the first quarter of 2000 (see Note 4). Prior to its sale on March 13, 1998, the Company engaged in a Decorative Products business, which is included in the Company's discontinued operations, consistent with the Company's ownership.

In addition to the Company's businesses, the Combined Companies includes the Foods business and the Wise business, prior to the Wise Distribution, which are engaged primarily in manufacturing, processing and distributing food products.

Domestic products for the chemical business are sold throughout the United States to industrial users. To the extent practicable, international distribution techniques parallel those used in the United States and are concentrated in Canada, Western Europe, Latin America and the Far East. The Foods and Wise products included in the Combined Companies are marketed primarily through food brokers and distributors in the United States.

Approximately 54% of the Company's and the Combined Companies' manufacturing and processing facilities are located in the United States and the remainder are located in foreign countries. The majority of the long-lived assets of the Company and the Combined Companies are located in the United States. Approximately 32% and 29% of the Company and Combined Companies' sales are generated in foreign countries.

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

PRINCIPLES  OF  CONSOLIDATION  AND  COMBINATION  -  The  Consolidated  Financial
Statements include the accounts of Borden, Inc. and its subsidiaries, after elimination of intercompany accounts and transactions. The Combined Financial Statements include the accounts of Borden, Inc., Foods and Wise (prior to the Wise Distribution), after the elimination of intercompany accounts and transactions. The Company's share of the net earnings of 20% to 50% owned companies is included in income on an equity basis. The Company amortizes any excess of cost over the underlying equity in net assets of an equity investment.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates included in the financial statements include reserves for expenses related to business redesign, valuation allowances for deferred tax assets, other tax liabilities and general insurance liabilities. Other significant estimates include accruals for trade promotion, litigation and environmental remediation. Actual results could differ from those estimates.

CASH AND EQUIVALENTS - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Included in the Company's cash equivalents are interest bearing time deposits of $11.1 in 2000 and $103.3 in 1999. The Combined Companies' cash equivalents included interest bearing time deposits of $16.0 in 2000 and $132.4 in 1999. The effect of exchange rate changes on cash is not material.

INVENTORIES - Inventories are stated at lower of cost or market. Cost is determined using the average cost and first-in, first-out methods.

PROPERTY AND EQUIPMENT - Land, buildings, and machinery and equipment are carried at cost. Depreciation is recorded on the straight-line basis by charges to expense at rates based on estimated useful lives of properties (average rates for buildings 4%; machinery and equipment 8%). Major renewals and betterments are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. The Combined Companies have $3.0 of machinery and equipment recorded under capital leases at December 31, 2000.

INTANGIBLES - The excess of purchase price over net tangible and identifiable intangible assets of businesses acquired ("goodwill") is carried as intangibles in the Consolidated and Combined Balance Sheets. It is the Company's and Combined Companies' policy to carry goodwill arising prior to November 1, 1970, at cost, while goodwill arising after that date is amortized on a straight-line basis over not more than 40 years. Also included in intangibles are certain trademarks, patents and other intangible assets used in the operations of the businesses which amounted to $65.9 and $7.9 for the Company ($76.9 and $19.2 for the Combined Companies) at December 31, 2000 and 1999, respectively. These intangibles are amortized on a straight-line basis over the shorter of the legal or useful life of the asset.

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

REVENUE RECOGNITION - Revenues are recognized when products are shipped and title transfers to the buyer.

SHIPPING AND HANDLING - In September 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which addresses the income statement classification for shipping and handling fees and costs. In order to conform with the consensus, the Company and Combined Companies reclassified freight billed to customers of $15.4, $14.5 and $13.0 for the years ended December 31, 2000, 1999 and 1998, respectively, from distribution expense to net sales.

Shipping costs are incurred to move the Company's and Combined Companies' products from production and storage facilities to the customers. Handling costs are incurred from the point the product is removed from inventory until it is provided to the shipper and generally include costs to store, move and prepare the products for shipment. The Company and Combined Companies incurred shipping costs of $73.0 and $89.4, respectively, in 2000, $68.5 and $83.0 in 1999 and $62.1 and $77.8 in 1998. These costs are classified as distribution expense in the Consolidated and Combined Statements of Operations. Due to the nature of the Company's and Combined Companies' businesses, handling costs incurred prior to shipment are not significant.

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

The Company and the Combined Companies incurred realized and unrealized net foreign exchange (gains) losses aggregating ($0.2) and ($0.0), respectively, in 2000, ($0.7) and ($2.5) in 1999 and ($0.3) and $1.5 in 1998.

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

DERIVATIVE FINANCIAL INSTRUMENTS - The Company primarily uses two types of derivatives: interest rate swaps (which effectively convert a portion of the Company's variable rate obligations to fixed) and forward exchange contracts (which reduce the Company's cash flow exposure to changes in foreign exchange rates). Under interest rate swaps, the Company agrees with other parties to exchange, at specific intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. Interest rate swaps that are in excess of outstanding obligations are marked to market through other income and expense. The fair values of forward exchange contracts that hedge firm third party commitments are deferred and recognized as part of the underlying transactions as they occur, those that hedge existing assets and liabilities are recognized in income currently, and offset gains and losses of transactions being hedged.

EARNINGS PER SHARE - Basic and diluted net income attributable to common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. Options issued by subsidiaries that enable the holder to obtain stock of the subsidiary were assumed to be exercised if they were dilutive.

At December 31, 2000, there were 5.5 million options to purchase subsidiary stock outstanding, of which 1.1 million were considered dilutive to Earnings Per Share ("EPS"). At December 31, 1999, there were 6.2 million options to purchase subsidiary stock outstanding, of which 5.0 million were considered dilutive to EPS. At December 31, 1998, there were 5.6 million options to purchase subsidiary stock outstanding, none of which were considered dilutive to EPS.

The  Company's  diluted  EPS  is  calculated  as  follows:

-----------------------------------------------------------------------------------------------------------
                                                                     2000            1999           1998
-----------------------------------------------------------------------------------------------------------
Net loss applicable to common shareholders                       $   (39.7)     $   (20.8)        $  (11.1)
Effect of dilutive options in subsidiary stock                           -           (0.5)               -
                                                                  ---------      ---------         --------
Diluted EPS - Numerator                                          $   (39.7)     $   (21.3)        $  (11.1)
                                                                  =========      =========         ========
Weighted average shares - Denominator                                199.0          199.0            199.0
                                                                  =========      =========         ========
Diluted EPS                                                      $   (0.20)     $   (0.11)        $  (0.06)
                                                                  =========      =========         ========
-----------------------------------------------------------------------------------------------------------

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

RECENTLY ISSUED ACCOUNTING STANDARDS -In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard requires all derivatives be measured at fair value and recorded on a company's balance sheet as an asset or liability, depending upon the company's underlying rights or obligations associated with the derivative instrument. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This statement defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is an amendment of SFAS No. 133. SFAS No. 138 addresses a limited number of implementation issues resulting from the application of SFAS No. 133. The Company and Combined
Companies will implement SFAS No. 133 as of January 1, 2001. Adoption of this pronouncement will result in a pre-tax loss of $5.2 and $5.6 ($3.3 and $3.5 after-tax) for the Company and Combined Companies, respectively, that will be recorded to Shareholders' Equity in Other Comprehensive Income as a cumulative effect of a change in accounting principle. Future results are not expected to be materially impacted by the adoption of this pronouncement.

In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives", which addresses the recognition, measurement and income statement classification for sales incentives offered to customers. Although this EITF is not effective until June 30, 2001, registrants who do not elect early adoption are subject to certain disclosure requirements at December 31, 2000. Upon adoption, approximately $24 and $104 for the Company and Combined Companies, respectively, in 2000, $14 and $86 in 1999 and $12 and $93 in 1998 will be reclassified from marketing expense to net sales. The Company's and Combined Companies' current policy of recognizing a liability for sales incentives at the later of the date at which the related revenue is recorded or the date at which the sales incentive is offered, complies with the consensuses reached in this Issue.

RECLASSIFICATION - Certain prior year amounts have been reclassified to conform with the 2000 presentation.

4.  BUSINESS  ACQUISITIONS,  DIVESTITURES,  REALIGNMENT  AND  ASSET  WRITE-OFFS

In 2000, management continued to review and adjust its structure to streamline its operations in order to improve business financial results and maximize returns to owners of the Company and Combined Companies. As a result of this process, the Company continued to make acquisitions, committed to certain business realignment activities and divested a business. The Wise Distribution and subsequent sale were completed in 2000 because Wise was determined to not be a long-term strategic fit. Management of the Company and Combined Companies is expected to continue to review its operating structures and strategic options in 2001.

Acquisitions
------------
In 2000, the Company acquired the formaldehyde and certain other assets from Borden Chemicals and Plastics Limited Partnership ("BCP"), an affiliate of the Company, for $23.8, comprised of $14.1 cash and a $9.7 interest-bearing note due in January 2001. The acquisition was accounted for using the purchase method of accounting and, accordingly, its results of operations have been included from the date of acquisition. The purchase price approximates the fair value of the assets acquired.

In the fourth quarter of 2000, the Company acquired East Central Wax, Inc., a manufacturer of wax emulsions for the wood products industry, for $2.8 in cash. The acquisition was accounted for using the purchase method of accounting and, accordingly, its results of operations have been included from the date of acquisition. Based on a preliminary allocation, the excess of purchase price over net tangible and intangible assets is approximately $1.9 million and will be amortized over 40 years.

In May 2000, the Company acquired certain assets and liabilities of a Canadian based business for $91.5 in cash. The business manufactures glue, glue sticks, paints, tapes and craft/stationery products at its manufacturing facility in Ontario, Canada. The acquisition was accounted for using the purchase method of accounting and, accordingly, the business' results of operations have been included since the acquisition date. Based on a preliminary allocation, the excess purchase price over net tangible and identifiable intangible assets is approximately $16.3 and will be amortized over a period of 15 years.

In the fourth quarter of 1999, the Company purchased a resins manufacturing plant in Minnesota for $7.5 in cash. The facility produces resins for use in the manufacturing of wood and industrial products. The acquisition was accounted for using the purchase method of accounting and, accordingly, its results of operations have been included from the date of acquisition. The purchase price approximates the fair value of the assets acquired.

Early in the third quarter of 1999, the Company completed the acquisition of Blagden Chemicals, Ltd. ("Blagden") for $71.5 in cash. Blagden produces formaldehyde and resins for forest products, foundry, and industrial applications at three manufacturing facilities in the United Kingdom and a fourth in the Netherlands. The acquisition was accounted for using the purchase method of accounting and, accordingly, its results of operations have been included from the date of acquisition. Goodwill of $31 will be amortized over 40 years.

In May 1999, the Company completed the acquisition of Spurlock Industries, Inc. ("Spurlock") for $40.6 in cash. Spurlock is a formaldehyde and resins producer primarily for forest products applications with manufacturing facilities in Virginia, Arkansas, and New York. The acquisition was accounted for using the purchase method of accounting and, accordingly, its results of operations have been included from the date of acquisition. Goodwill of $14 will be amortized over a period of 40 years.

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

Divestitures
------------
In the fourth quarter of 2000, the Company sold its printing inks business for $10.3 resulting in a pre-tax loss of $3.5 ($2.2 after-tax).

On October 30, 2000, the shares of Wise Holdings were sold by BWHLLC to Palladium Equity Partners, LLC for $92.3 (see Note 1).

In the third and fourth quarters of 2000, the Combined Companies recorded gains of $3.1 and $1.7, respectively, due to lower than anticipated exit costs primarily associated with the 1998 divestiture of the Signature Flavors business. This amount is recorded as gain on the divestiture of businesses in the Combined Statements of Operations.

On February 25, 2000, the Company distributed 100% of its ownership in the infrastructure management services business to its parent. The distribution was treated as a dividend at the recorded net book value of approximately $16.

Subsequently, substantially all of the assets of the infrastructure management services business were sold to a subsidiary of Interliant, Inc. in exchange for $2.5 in cash and 1,041,179 shares of Interliant, Inc. stock.

The Company's realignment which began in 1996 included the 1998 sales of the Decorative Products, commercial and industrial wallcovering, and Latin American films businesses. In the fourth quarter of 1999, the Company recorded $7.4 of additional pre-tax gain due to lower than expected exit costs related primarily to the commercial and industrial wallcoverings sale. In addition to cash proceeds, consideration received on the sale of the Decorative Products business included a retained interest in the buyer (see Note 8). In October 1999, the Company sold the molding compounds business, a division of Sun Coast Industries acquired in 1998.

Foods substantially completed its divestiture of most of the KLIM operations and the Signature Flavors businesses and the sale of two international Foods operations in 1998. Certain proceeds for these businesses were received in 1999. In 1999, Foods sold its China KLIM business for approximately $7.1, which resulted in a pre-tax gain of approximately $10.8 ($3.5 after-tax). Also, in 1999, $37.8 of additional pre-tax gain was recorded due primarily to lower than expected exit costs related to the 1998 KLIM sale. The remaining reserves related to the KLIM sale are approximately $0.1 and $5.0 at December 31, 2000 and 1999, respectively.

In July 1999, Foods sold the chocolate milk business located in Denmark. The sale generated proceeds of $6.7 which resulted in a pre-tax gain of $1.9 ($1.2 after-tax).

The following schedule summarizes the net cash proceeds, pre-tax and after-tax gains and losses associated with business divestiture activities over the last three years.

----------------------------------------------------------------------------------------------------
                                                         NET CASH PROCEEDS          GAIN (LOSS)
                                                    ------------------------  ----------------------
                                                     2000     1999     1998    2000    1999    1998
                                                    -------  -------  ------  ------  ------  ------
CONTINUING OPERATIONS
   Printing Inks                                    $ 10.3                    $(3.5)
   Commercial & industrial
     wallcoverings (1)                                                $ 15.6    2.0  $  5.5
   Latin America Films                                                  15.5                  $ 8.3
   Molding compounds business                               $  7.6
   Other                                               0.6                      0.6     1.9
                                                    ------  ------    ------  -----  ------  ------
TOTAL CONSOLIDATED PRE-TAX                          $ 10.9  $  7.6    $ 31.1  $(0.9)  $ 7.4   $ 8.3
                                                    ------  ------    ------  ------ ------  ------

   KLIM                                                     $ 16.9    $339.9         $ 48.6   $55.9
   Signature Flavors                                                   376.5  $ 4.8           304.5
   Cracker Jack & Domestic Cheese                                                               5.7
   Other                                                       6.7      18.9            0.5     5.6
                                                    ------  ------    ------  ------ ------  ------
TOTAL COMBINED PRE-TAX                              $ 10.9  $ 31.2    $766.4  $ 3.9  $ 56.5  $380.0
                                                    ======  ======    ======  ====== ======  ======
CONSOLIDATED AFTER-TAX (LOSS) GAIN                                            $(0.5) $  4.8  $  6.0
                                                                              ====== ======  ======
COMBINED AFTER-TAX GAIN                                                       $ 2.4  $ 45.0  $270.5
                                                                              ====== ======  ======
DISCONTINUED OPERATIONS (SEE NOTE 6)
   Decorative Products                                                $304.8                 $102.7
   Dairy                                                                             $  0.9     8.9
   Other                                                                               (5.8)
                                                    ------  ------    ------  ------ ------  ------
TOTAL COMBINED PRE-TAX                                   -       -     304.8      -    (4.9)  111.6
                                                    ------  ------    ------  ------ ------  ------
   Borden Foods                                                                         1.8
                                                    ------  ------    ------  ------ ------  ------
TOTAL CONSOLIDATED PRE-TAX                          $    -  $    -    $304.8  $   -   $(3.1) $111.6
                                                    ======  ======    ======  ====== ======  ======
COMBINED AFTER-TAX GAIN (LOSS)                                                $ 37.0  $(3.1) $ 36.7
                                                                              ====== ======  ======
CONSOLIDATED AFTER-TAX GAIN (LOSS)                                            $ 93.0  $(2.0) $ 36.7
                                                                              ====== ====== =======
---------------------------------------------------------------------------------------------------

(1)     A  loss  on  the  sale  of the business was accrued in a period prior to 1998.

Business  Realignment  and  Asset  Write-Offs
---------------------------------------------
In the fourth quarter of 2000, the Company recorded a charge of $24.5 related primarily to the closure of two forest products plants in the United States and the consolidation of administrative headquarters in the United Kingdom. These closures are part of an ongoing program to reduce the Company's operating expenses. The charge consists primarily of severance costs and asset write-downs. This amount is classified as business realignment and asset write-offs in the Consolidated and Combined Statements of Operations.

In the third quarter of 2000, the Combined Companies recorded a charge of $4.8 related to a Foods corporate workforce reduction program. The program was put in place to take advantage of the efficiencies generated from the implementation of enterprise-wide technology systems in 1999. In the fourth quarter, an additional $0.9 was recorded related to this program. This amount is classified as business realignment and asset write-offs in the Combined Statements of Operations.

In the second quarter of 2000, the Company recorded a charge of $9.0 related primarily to the closure of a United Kingdom formaldehyde and resins plant as a result of the acquisition of Blagden Chemicals, Ltd. in 1999. The charge primarily consists of severance costs. This amount is classified as business realignment and asset write-offs in the Consolidated and Combined Statements of Operations.

In June 2000, the Company sold certain rights to harvest shellfish for $10.5, resulting in a pre-tax gain of $10.5 ($6.8 after-tax). This amount is recorded as gain on the sale of assets in the Consolidated and Combined Statements of Operations.

In the first quarter of 2000, the Company recorded $2.8 primarily of severance and environmental remediation costs related to the closure of Chemical's resins operations primarily in Argentina and California. In the third quarter, the Company recorded an additional charge of $1.8 related primarily to additional environmental remediation costs associated with the plant closure in Argentina. These amounts are classified as business realignment and asset write-offs in the Consolidated and Combined Statements of Operations.

In June 1999, the Company finalized a plan for the closure of the Chemical resins operations in the Philippines. As part of this plan, long-lived assets will be disposed of and were written down to net realizable value as of June 30, 1999 based upon estimated proceeds of $5.0. This resulted in a 1999 charge of $13.0 which is classified as business realignment and asset write-offs on the Consolidated and Combined Statement of Operations and as a reduction of accumulated translation adjustments previously recorded on the balance sheet for the Philippines.

In the third quarter of 1999, management approved a plan to close a Brazil Chemical operation and Uruguay Chemical business. As a result, a charge of $3.6 was recorded which relates primarily to fixed assets and is recorded as business realignment and asset write-offs on the Consolidated and Combined Statements of Operations.

In 1999, management of the Company discontinued a plant expansion project. As a result, the Company has written off $25.0 of engineering, equipment and other costs which are classified as business realignment and asset write-offs in the Consolidated and Combined Statements of Operations.

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

5.     AFFILIATE'S  SHARE  OF  INCOME

In association with a limited partnership agreement between Foods and Foods' parent, Borden Foods Holdings LLC, an affiliate of the Company's parent, the affiliate was allocated income and gains on the sale of trademarks of $0.1, $5.1 and $142.0 in 2000, 1999 and 1998, respectively (see accompanying Combined Statements of Operations). In addition, a $272.2 cash distribution of a portion of the sale proceeds was made to the affiliate in 1998.

6.     DISCONTINUED  OPERATIONS

The Decorative Products operations were a separate segment of the Company and Combined Companies and Wise was a separate segment of the Combined Companies as defined by generally accepted accounting principles and have been reclassified to discontinued operations in the statements of operations, balance sheets and cash flows for all periods presented.

The summary of consolidated results below include the 1999 loss from discontinued operations recorded by the Company's investee, accounted for under the equity method, and the 1998 results of the Decorative Products business (see Note 4).

--------------------------------------------------------------------------------------------
                                           2000               1999               1998
--------------------------------------------------------------------------------------------
    Net  sales                          $     -            $     -           $   73.2
    (Loss) income before income taxes         -               (0.6)               3.5
    Income  tax  (benefit)  expense           -               (0.2)               1.2
    (Loss)  income  from  discontinued
      operations                              -               (0.4)               2.3
--------------------------------------------------------------------------------------------

As a result of the Wise Distribution, the combined results include in income from discontinued operations the financial results of Wise for all periods presented. The following table presents the consolidated results above in addition to the results of Wise.

-------------------------------------------------------------------------------------------
                                           2000               1999               1998
-------------------------------------------------------------------------------------------
     Net  sales                        $  208.6           $  229.0           $  301.9
     Income  before  income  taxes          4.6                3.2                1.4
     Income  tax  expense                   1.5                1.0                0.2
     Income from discontinued operations    3.1                2.2                1.2
-------------------------------------------------------------------------------------------

For the comparative balance sheets presented, the net assets of Wise are separately identified on the Combined Balance Sheets as net assets of discontinued operations.

In addition to the amounts shown above, gains and losses (net of tax) recognized on the sale of discontinued operations are included in the discontinued operations of the Consolidated and Combined Financial Statements. As a result of a settlement reached with the Internal Revenue Service in the second quarter of 2000, amounts established for tax issues related to the divestiture of certain segments of the Company's business are no longer considered necessary. A portion of these amounts for the Company and Combined Companies was classified as gain on the sale of discontinued operations in 2000, consistent with the classification of these amounts when established (see also Item 7 relating to Management's discussion on income tax expense). Included as gain on disposal of discontinued operations for the Company and Combined Companies in 2000 for these amounts are $93.0 and $37.0, respectively. Amounts differ between consolidated and combined because Foods is not reflected as a sale of a discontinued operation in combined.

The consolidated 1999 net of tax loss on disposal of discontinued operations of $2.0 represents the loss of $3.7 recorded by the Company's investee, accounted for under the equity method, offset by a favorable claim settlement related to the 1997 divestiture of Dairy of $0.6, and a gain of $1.1 due to lower than expected exit costs related to the 1996 sale of the Foods business.

The Combined Companies had a 1999 net of tax loss from discontinued operations of $3.1. The losses differ from that of the Company because the $1.1 gain on the sale of the Foods business is eliminated in the Combined Financial Statements.

The consolidated and combined 1998 net of tax gain on disposal of discontinued operations of $36.7 relates to the sale of Decorative Products.

7.   COMPREHENSIVE  INCOME

Comprehensive income included foreign currency translation adjustment reclassifications as shown in the following table:

--------------------------------------------------------------------------------------------------------
                                                          CONSOLIDATED                  COMBINED
                                                    ----------------------     -------------------------
                                                     2000     1999    1998      2000     1999     1998
--------------------------------------------------------------------------------------------------------
 Foreign currency translation adjustments           $(9.6)  $ 10.4   $ 0.6    $(13.2)  $ 11.8   $(11.0)
 Reclassification adjustments                           -    (13.4)      -         -    (10.0)   108.4
                                                    ------  -------  ------   -------  -------  ------
                                                    $(9.6)  $ (3.0)  $ 0.6    $(13.2)  $  1.8   $ 97.4
                                                    ======  =======  ======   =======  =======  ======
--------------------------------------------------------------------------------------------------------

The reclassification adjustments in 1999 primarily represent the accumulated translation adjustment included as part of the charge to close the Chemical operations in the Philippines. The reclassification adjustment in 1998 reflects the accumulated translation adjustment recognized on the sale of the Combined Companies' KLIM business.

8.     INVESTMENTS

Investments held by the Company and Combined Companies primarily consist of two common stock equity interests received as partial consideration on the sale of certain businesses and an investment in preferred stock of an affiliate. One of the common stock investments represents approximately 33% of the outstanding shares and is accounted for using the equity method. At December 31, 2000 and 1999, the unamortized excess of the Company's investment over its equity in the underlying net assets was $16.1 and $16.5, respectively. The other two investments are accounted for using the cost method.

The Company's and Combined Companies' investments also include certain other partnership, subsidiary and joint venture interests.

The Company and Combined Companies review the carrying value of investments in accordance with existing accounting guidance that requires investments to be adjusted to fair value if the decline in value is considered to be "other than temporary" based on certain criteria. The Company and Combined Companies recorded investment write-downs of $48.0, $3.0 and $26.7 in 2000, 1999 and 1998, respectively.

9.    DEBT,  LEASE  OBLIGATIONS  AND  RELATED  COMMITMENTS

Debt  outstanding  at  December  31,  2000  and  1999  is  as  follows:

-----------------------------------------------------------------------------------------------------------------
                                                                          2000                      1999
                                                             ------------------------- --------------------------
                                                                          Due Within                  Due Within
                                                               Long-Term   One Year       Long-Term    One Year
                                                             ------------ ------------ ------------- ------------

9.2% Debentures due 2021                                     $    117.1                  $   117.1

7.875% Debentures due 2023                                        250.0                      250.0

Sinking fund debentures:
     8-3/8% due 2016                                               78.5                       78.5
     9-1/4% due 2019                                               48.7                       48.7

Industrial Revenue Bonds (at an average rate of
9.8% in 2000 and 8.5% in 1999)                                     36.2      $   1.1          43.2    $   10.3

Other (at an average rate of 9.5% in 2000 and 9.8% in
   1999)                                                                         1.8           3.6         7.4
---------------------------------------------------------------------------------------------------------------
Total current maturities of long-term debt                                       2.9                      17.7

Short-term debt (primarily foreign bank loans
  at an average rate of 7.4%)                                                   40.6
---------------------------------------------------------------------------------------------------------------
Total debt - Consolidated                                    $    530.5     $   43.5     $   541.1   $    17.7
---------------------------------------------------------------------------------------------------------------
Other Foods debt (at an average rate of
  3.6% in 2000 and 0.0% in 1999)                                    5.3                        3.0

Foods short-term debt (primarily foreign bank
  loans at an average rate of 2.9% in 2000 and
  6.0% in 1999)                                                                  0.6                       0.3
--------------------------------------------------------------------------------------------------------------
Total debt - Combined                                       $    535.8     $    44.1    $    544.1   $    18.0
--------------------------------------------------------------------------------------------------------------

In the second quarter of 1998, the Company's and Combined Companies' contractually committed lines of credit (the "Credit Agreement") was reduced due to the sales of certain Foods Unaligned businesses in accordance with the terms of the Credit Agreement. As a result, the $950.0 five year revolver (maturing July 13, 2002) was reduced to $895.0, and the $50.0, 364-day convertible revolver was canceled. In the fourth quarter of 2000, as a result of the Wise Distribution, the Credit Agreement was reduced to $809.0 in accordance with the terms of the Credit Agreement. As of December 31, 2000, the Company and Combined Companies had contractually committed lines of credit of $809.0 which mature on July 13, 2002. Current pricing under the LIBOR based borrowing option is LIBOR plus 87.5 basis points. The commitment fee on the unused portion of the facility is 37.5 basis points.

The Credit Agreement, as amended, contains covenants that significantly limit or prohibit, among other things, the Company's and its subsidiaries' ability to incur indebtedness, make prepayments of certain indebtedness, pay dividends, engage in transactions with affiliates, create liens, make changes in its businesses or control of the Company, sell assets, engage in mergers and consolidations, and use proceeds from asset sales and certain debt and equity issuances. In addition, the Credit Agreement requires that the Combined Companies limit its capital expenditures to certain specified amounts and maintain other financial ratios, including a minimum ratio of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization as adjusted by the Credit Agreement) to interest expense and a maximum ratio of total debt to EBITDA.

At December 31, 2000 and 1999, there were no outstanding debt balances under the Credit Agreement. Provisions under the Credit Agreement require Foods to guarantee the Company's obligations under the Credit Agreement. The Company had $714.0 (net of $95.0 in letters of credit) available for borrowing under its Credit Agreement at December 31, 2000, and incurred commitment fees of $1.3 in 2000 and $0.8 in 1999.

Aggregate maturities of total debt and minimum annual rentals under operating leases at December 31, 2000, for the Company and the Combined Companies are as follows:

---------------------------------------------------------------------------------------------------
                                                CONSOLIDATED                 COMBINED
                                          -------------------------  -------------------------
                                                        MINIMUM                   MINIMUM
                                                     RENTALS UNDER             RENTALS UNDER
                                            DEBT   OPERATING LEASES    DEBT   OPERATING LEASES
---------------------------------------------------------------------------------------------------
2001                                      $ 43.5        $ 19.6       $ 44.1       $  21.8
2002                                         1.4          18.9          2.0          21.0
2003                                           -          17.2          1.0          19.0
2004                                           -          15.8          1.0          16.3
2005                                           -          15.1          0.6          15.5
2006 and thereafter                        529.1           5.0        531.2           5.3
                                          ------                     ------
                                          $574.0                     $579.9
--------------------------------------------------------------------------------------------------

The Combined Companies' future minimum lease rentals under capital leases as of December 31, 2000 are shown in the following table. No capital leases were in place as of December 31, 1999.

----------------------------------------------------------------------
                                                            2000
----------------------------------------------------------------------
2001                                                   $     0.5
2002                                                         0.5
2003                                                         0.5
2004                                                         0.5
2005                                                         0.5
2006  and  thereafter                                        3.3
                                                        -------------
                                                             5.8
Less  amounts  representing  interest  at  6.75%             2.8
                                                        -------------
Present value of future minimum capital lease payments       3.0
Less  current  portion  of  capital  lease  obligations      0.3
                                                        -------------
Long-term  portion  of  capital  lease  obligations    $     2.7
---------------------------------------------------------------------

Consolidated rental expense amounted to $23.9, $22.2 and $17.3 in 2000, 1999 and 1998, respectively. Combined rental expense amounted to $25.2, $23.9 and $21.6 in 2000, 1999 and 1998, respectively.

10.     INCOME  TAXES

Comparative analysis of the Company's provision (benefit) for income taxes from continuing operations follows:

---------------------------------------------------------------------------------------------
                                              CURRENT                        DEFERRED
                                     --------------------------     -------------------------
                                      2000      1999      1998       2000      1999      1998
---------------------------------------------------------------------------------------------
Federal                            $ (19.7)   $ (2.6)   $(58.3)    $ 12.4     $ 7.1     $75.2
State and Local                       (1.1)      1.5       1.6       (1.6)     (0.3)      1.2
Foreign                               (0.8)     16.1       6.0        4.2      (1.0)      8.1
                                   --------   -------   -------    -------    ------    -----
                                   $ (21.6)   $ 15.0    $(50.7)    $ 15.0     $ 5.8     $84.5
---------------------------------------------------------------------------------------------

The Company's income tax expense (benefit) from discontinued operations' operating results was $0.0, $(0.2) and $1.2 in 2000, 1999 and 1998, respectively. The Company's income tax (benefit) expense related to the loss/gain on disposal from discontinued operations was $(93.0), $(1.1) and $74.9 in 2000, 1999 and 1998, respectively.

The Combined Companies' provision (benefit) for income taxes from continuing operations is as follows:

---------------------------------------------------------------------------------------------
                                                  CURRENT                     DEFERRED
                                          ------------------------   ------------------------
                                           2000     1999     1998     2000     1999     1998
---------------------------------------------------------------------------------------------
Federal                                  $(57.7)  $(12.0)  $(39.5)  $(11.7)   $22.7   $137.5
State and Local                            (2.1)     1.4      5.8     (2.2)     2.7     12.7
Foreign                                     1.7     13.6      9.8      4.0      3.3      7.1
                                         -------  -------  -------   -----    -----   ------
                                         $(58.1)  $  3.0   $(23.9)  $ (9.9)   $28.7   $157.3
--------------------------------------------------------------------------------------------

The Combined Companies' income tax (benefit) expense from discontinued operations' operating results was $(1.5), $0.9 and $0.2 in 2000, 1999 and 1998, respectively. The Combined Companies' income tax expense (benefit) related to the loss/gain on disposal from discontinued operations was $(37.0), $(1.8) and $74.9 in 2000, 1999 and 1998, respectively.

The income tax benefit from the cumulative effect of change in accounting principle for the Combined Companies was $1.8 in 1999.

Reconciliations of the Company's and the Combined Companies' differences between income taxes computed at Federal statutory tax rates and provisions for income taxes are as follows:

-------------------------------------------------------------------------------------------------------------
                                                        CONSOLIDATED                       COMBINED
                                                 -------------------------           ------------------------
                                                   2000     1999     1998             2000     1999     1998
-------------------------------------------------------------------------------------------------------------
Income taxes computed at
  Federal statutory tax rate                     $(23.0)   $26.6    $20.1           $(33.8)  $ 42.5   $142.0
State tax provision, net of
  Federal benefits                                 (2.7)     1.2      2.3             (3.8)     3.1     12.5
Foreign tax differentials                           2.2      0.2     (2.5)             2.7      1.2      1.6
Foreign source income subject
  to U.S. taxation, net of
  valuation allowance                              13.1     (7.2)     8.8             13.1     (7.3)     8.8
Divestiture tax differentials                         -        -        -              7.9    (11.1)   (35.7)
Losses and other expenses
  not deductible for tax                           (1.2)       -      2.1              3.1      2.9      5.1
Adjustment of prior estimates                       5.0        -      3.0            (57.2)     0.4     (0.9)
                                                  ------   ------   ------          -------  -------  -------
Provision for income taxes                        $(6.6)    $20.8    $33.8          $(68.0)  $ 31.7   $133.4
-------------------------------------------------------------------------------------------------------------

The domestic and foreign components of the Company's and the Combined Companies' income from continuing operations before income taxes are as follows:

-------------------------------------------------------------------------------------------------------------
                                                       CONSOLIDATED                         COMBINED
                                                       ------------                         --------
                                              2000        1999      1998           2000       1999      1998
-------------------------------------------------------------------------------------------------------------
Domestic                                    $(69.0)      $33.3      $35.4       $(105.3)    $ 76.7     $387.3
Foreign                                        3.4        42.8       22.0           8.7       44.6       18.5
                                             -----       -----      -----        ------     ------    -------
                                            $(65.6)      $76.1      $57.4       $ (96.6)    $121.3     $405.8
-------------------------------------------------------------------------------------------------------------

The tax effects of the Company's and the Combined Companies' significant temporary differences, and loss and credit carryforwards, which comprise the deferred tax assets and liabilities at December 31, 2000 and 1999 follow:

-------------------------------------------------------------------------------------
                                                  CONSOLIDATED        COMBINED
                                               -----------------  -----------------
                                                 2000     1999      2000     1999
-------------------------------------------------------------------------------------
ASSETS
Non-pension post-employment benefit
   obligations                                 $  50.6   $ 58.0   $  52.7   $ 60.5
Divestiture reserve                               16.8      9.0      17.5     13.3
Accrued expenses and other expenses               86.5     65.1      91.7     73.0
Foreign accrued expenses, pensions and
   other expenses                                  4.5      6.2       0.6      2.1
Loss and credit carryforwards                    198.0    180.6     214.4    192.5
                                               --------  -------  --------  -------
Gross deferred tax assets                        356.4    318.9     376.9    341.4
Valuation allowance                             (101.7)   (37.7)   (102.3)   (43.0)
                                               --------  -------  --------  -------
                                                 254.7    281.2     274.6    298.4

LIABILITIES
Property, plant, equipment and intangibles        59.8     68.6      51.2     84.2
Foreign property, plant, equipment/other          16.9     21.4      22.3     28.1
Certain foreign intangibles                       (1.2)    (4.3)     11.9      3.5
Pension liability                                 35.7     41.0      35.3     37.6
Deferred gain on sale of partnership interest     17.8     13.7      17.8     13.7
Other prepaids                                     0.7      0.5       2.0      2.7
                                               --------  -------  --------  -------
Gross deferred tax liabilities                   129.7    140.9     140.5    169.8
-------------------------------------------------------------------------------------
Net asset                                      $ 125.0   $140.3   $ 134.1   $128.6
-------------------------------------------------------------------------------------

The Company's and Combined Companies' net change of $64.0 and $59.3, respectively, in valuation allowance in 2000 is primarily related to foreign tax credits generated in 1999 and 1998, no longer expected to be utilized by the Company and Combined Companies as a result of a settlement resolving federal examination issues for the years 1996 and 1997 as well as foreign tax credits identified in 2000 that are no longer expected to be utilized.

The Company's net deferred tax asset at December 31, 2000 was $125.0. Of this amount, $127.3 represents net domestic deferred tax assets related to future tax benefits. Included in the domestic deferred tax asset is $27.2 of net operating loss carryforward for U.S. federal tax purposes, which begin expiring in 2021. Realization of the domestic net operating loss is dependent upon generation of approximately $78 of future income before the expiration dates. Also included within the domestic deferred tax asset is $61.5 of foreign tax credits with a related valuation allowance of $(50.8). These foreign tax credits consist of $59.7 of foreign tax credit carryover which was generated in 1998 and 1999 and will begin expiring in 2004 and $1.8 of foreign tax credit which was generated in 2000 and will begin expiring in 2006. Realization of the entire net domestic deferred tax asset is dependent on generation of approximately $364 of future taxable income.

The Combined Companies' net deferred tax asset at December 31, 2000 was $134.1. Of this amount, $158.8 represents net domestic deferred tax assets related to future tax benefits. Included in the domestic deferred tax asset is $37.2 of net operating loss carryforward for U.S. federal tax purposes, which begin expiring in 2021. Realization of the domestic net operating loss is dependent upon generation of approximately $106 of future income before the expiration dates. Also included within the domestic deferred tax asset is $67.3 of foreign tax credits with a related valuation allowance of $(50.8). This amount consists of $65.5 of foreign tax credit carryover which was generated in 1998 and 1999 and will begin expiring in 2004 and $1.8 of foreign tax credit which was generated in 2000 and will begin expiring in 2006. Realization of the entire net domestic deferred tax asset is dependent on generation of approximately $454 of future taxable income.

The Company has not recorded income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. Undistributed earnings permanently reinvested amounted to $134.1 at December 31, 2000.

11.     PENSION  AND  RETIREMENT  SAVINGS  PLANS

Most U.S. employees of the Company and the Combined Companies are covered under a non-contributory defined benefit plan ("the Borden, Inc. Plan"). The Borden, Inc. Plan provides benefits for salaried employees based on eligible compensation and years of credited service and for hourly employees based on years of credited service. Certain employees in other countries are covered under contributory and non-contributory defined benefit foreign plans. Additionally, eligible salaried and hourly employees may contribute up to 5% of their pay (7% for certain longer service salaried employees), which is currently matched by the Company at a range of 50-75%. The Company has the option to match up to 100% of this amount and in certain cases the Company may match up to 125%, based on financial performance. Charges to operations for matching contributions under the Company's retirement savings plans in 2000, 1999 and 1998 amounted to $6.2, $5.9 and $5.3, respectively. Charges for matching contributions under the Combined Companies retirement savings plans in 2000, 1999 and 1998 amounted to $7.2, $7.1 and $6.7, respectively.

The Company's and the Combined Companies' funding of their pension plans equals or exceeds the minimum funding requirements imposed by Federal and foreign laws and regulations. Subsequent to the 1996 sales of Foods and Wise, the Company's pension plan retained the liabilities related to the employees of these businesses. The consolidated projected benefit obligation and plan assets include the domestic obligation and assets for Foods in 2000, and for Foods and Wise in 1999. In 1996, the Company recorded a receivable from Foods for its actuarially determined liability which is adjusted annually for actuarially determined expense and funding payments. The Wise liability was settled in
2000, as a result of the Wise Distribution (see Notes 1 and 4). As a result of the settlement of this liability, in addition to other lump sum settlements made during 2000, the Company and Combined Companies recorded a settlement charge of $8.9 in 2000.

The  assets  and  benefit  obligations  of  the  plans  were  as  follows:

--------------------------------------------------------------------------------------
                                                    CONSOLIDATED       COMBINED
                                                 ----------------  ----------------

                                                  2000     1999     2000     1999
--------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION

Benefit obligation at beginning of year          $332.3   $351.0   $353.2   $373.0

Service cost                                        4.7      5.0      5.2      5.4
Interest cost                                      23.5     22.2     24.8     23.3
Actuarial losses (gains)                            8.8     (5.8)     7.8     (7.4)
Foreign currency exchange rate changes             (0.4)     0.2     (1.3)     1.3
Benefits paid                                     (46.6)   (42.0)   (48.4)   (44.1)
Plan amendments                                    (0.7)     2.0     (0.7)     2.0
Acquisitions                                        7.4        -      7.4        -
Settlements/curtailments                          (22.6)    (0.3)   (22.7)    (0.3)
                                                 ------   ------   ------   ------
                                                 $306.4   $332.3   $325.3   $353.2
                                                 ------   ------   ------   ------
CHANGE IN PLAN ASSETS

Fair value of plan assets at beginning of year   $381.0   $347.7   $406.1   $371.3
Actual return on plan assets                       67.4     75.4     72.3     75.9
Foreign currency exchange rate changes             (0.2)     0.2     (1.5)     1.6
Employer contribution                               3.1      0.7      3.5      2.4
Benefits paid                                     (46.6)   (42.0)   (48.4)   (44.1)
Acquisitions                                        8.1        -      8.1        -
Settlements/curtailments                          (25.9)    (1.0)   (25.9)    (1.0)
                                                 ------   ------   ------   ------
Fair value of plan assets at end of year         $386.9   $381.0   $414.2   $406.1
                                                 ------   ------   ------   ------

Plan assets in excess of benefit obligation      $ 80.5   $ 48.7   $ 88.9   $ 52.9

Unrecognized net actuarial loss                    22.3     73.3     23.8     78.5
Unrecognized initial transition gain               (0.1)    (0.4)    (0.1)    (0.4)
Unrecognized prior service cost                     4.7      6.1      4.7      6.1
                                                 -------  -------  -------  -------
Prepaid pension asset                            $107.4   $127.7   $117.3   $137.1
--------------------------------------------------------------------------------------

Amounts  recognized  in  the  balance  sheets  consist  of:
---------------------------------------------------------------------------------------
                                                    CONSOLIDATED            COMBINED
                                                 -----------------     ----------------
                                                   2000      1999        2000     1999
---------------------------------------------------------------------------------------
Prepaid benefit cost based on a September 30
  measurement date                                $112.0   $129.9      $122.7   $140.9
Accrued benefit liability                           (5.3)    (5.6)       (6.1)    (7.2)
Accumulated other comprehensive income               0.7      3.4         0.7      3.4
                                                 -------   -------     -------  -------
                                                  $107.4   $127.7      $117.3   $137.1
---------------------------------------------------------------------------------------

Plan  assets  consist  primarily of equity securities and corporate obligations.

Consolidated expense excludes the expenses related to the Foods and Wise domestic pension plan. Following are the components of net pension expense recognized by the Company and Combined Companies:

------------------------------------------------------------------------------------------------
                                                    CONSOLIDATED               COMBINED
                                              -----------------------   ------------------------
                                                2000     1999    1998     2000    1999     1998
------------------------------------------------------------------------------------------------
Service cost                                  $  2.9   $  3.1  $  6.0   $  5.2   $  5.6   $  9.3
Interest cost on projected benefit obligation   18.8     17.8    29.9     24.8     23.7     36.3
Expected return on assets                      (21.4)   (22.2)  (29.9)   (28.5)   (29.7)   (37.0)
Amortization of prior service cost               0.5      0.7    (2.0)     0.7      0.9     (2.1)
Amortization of initial transition asset        (0.3)    (0.4)   (2.1)    (0.3)    (0.4)    (2.3)
Recognized actuarial loss                        6.4      5.4     9.4      8.2      6.9     11.5
Settlement/curtailment loss                      8.9      0.6    27.1      8.9      0.6     24.2
                                              ------    -----   ------   ------   ------  ------
Net pension expense                           $ 15.8   $  5.0  $ 38.4   $ 19.0   $  7.6   $ 39.9
------------------------------------------------------------------------------------------------

The weighted average rates used to determine net pension expense for both the Company and the Combined Companies were as follows:

---------------------------------------------------------------------------------------------------------
                                                                     2000           1999           1998
---------------------------------------------------------------------------------------------------------
Discount rate                                                        7.7%          6.7%           7.4%
Rate of increase in future compensation levels                       4.7%          4.2%           4.3%
Expected long-term rate of return on plan assets                     8.7%          7.9%           8.4%
---------------------------------------------------------------------------------------------------------

In 1999, the Company and Combined Companies elected to update the mortality table used to determine the projected benefit obligation and pension expense.
The impact of this change in assumption was an increase in the obligation at December 31, 1999, of approximately $7.0 for the Company and Combined Companies and an increase in expense for fiscal year 2000 of approximately $0.8 and $1.1 for the Company and Combined Companies, respectively.

The projected benefit obligation and fair value of plan assets for the Company's pension plans with benefit obligations in excess of plan assets were $5.6 and $0.0, respectively, as of December 31, 2000, and $11.6 and $4.5, respectively, as of December 31, 1999.

The projected benefit obligation and fair value of plan assets for the Combined Companies' pension plans with benefit obligations in excess of plan assets were $6.1 and $0.0, respectively, as of December 31, 2000, and $12.0 and $4.5, respectively, as of December 31, 1999.

Most employees not covered by the Company's plans are covered by collectively bargained agreements, which are generally effective for five years. Under Federal pension law, there would be continuing liability to these pension trusts if the Company ceased all or most participation in any such trust, and under certain other specified conditions. The Consolidated Financial Statements include charges of $0.2, $1.3 and $1.0 in 2000, 1999 and 1998, respectively, for payments to pension trusts on behalf of employees not covered by the Company's plans. The Combined Financial Statements include charges of $0.3, $1.8 and $1.7 in 2000, 1999 and 1998, respectively.

12.  NON-PENSION  POSTRETIREMENT  BENEFIT

The Company provides certain health and life insurance benefits for eligible domestic and Canadian retirees and their dependents. The cost of postretirement benefits is accrued during employees' working careers. Domestic participants who are not eligible for Medicare are provided with the same medical benefits as active employees, while those who are eligible for Medicare are provided with supplemental benefits. Canadian participants are provided with supplemental benefits to the national healthcare plan in Canada. The domestic postretirement medical benefits are contributory; the Canadian medical benefits are non-contributory. The domestic and Canadian postretirement life insurance benefits are non-contributory. Benefits are funded on a pay-as-you-go basis.

-----------------------------------------------------------------------------
                                           CONSOLIDATED        COMBINED
                                         ----------------  ----------------
                                          2000     1999     2000     1999
-----------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year  $103.4   $107.0   $118.3   $120.7
Interest cost                               7.3      6.7      8.6      7.8
Contributions by plan participants          2.0      2.2      2.5      2.8
Actuarial losses                            8.2      6.4     12.9      8.3
Benefits paid                             (11.8)   (12.4)   (14.2)   (14.8)
Plan amendment                             (1.0)    (6.5)    (1.7)    (6.5)
Divestitures                                  -        -     (6.5)       -
                                         ------    ------  -------  -------
Benefit  obligation at end of year        108.1    103.4    119.9    118.3

Unrecognized net actuarial gain            23.8     35.5     21.2     35.6
Unrecognized prior service benefit         19.5     28.9     20.2     28.9
                                         ------    ------  -------  -------
Accrued postretirement
   obligation at end of year             $151.4   $167.8   $161.3   $182.8
-----------------------------------------------------------------------------

A 7.7% and 7.8% weighted average discount rate was used in determining the postretirement benefit obligation at December 31, 2000 and 1999, respectively. For measurement purposes, health care costs are assumed to increase 5.8% for pre-65 benefits and 9.3% in 2001 grading down gradually to a constant 5.8% annual increase by the year 2008 for post-65 benefits. The comparable assumptions for the prior year were 8.1% and 5.8% by the year 2004.

In 1999, the Company and Combined Companies elected to update the mortality table used to determine the projected benefit obligation and related expense.
The impact of this change in assumption was an increase in the obligation at December 31, 1999 of $3.5 for the Company and Combined Companies, and an increase in the expense for fiscal year 2000 of $0.4 and $0.5 for the Company and Combined Companies, respectively.

Following are the components of net postretirement benefit recognized for 2000, 1999 and 1998:

----------------------------------------------------------------------------------------------
                                                     CONSOLIDATED              COMBINED
                                                ----------------------  ----------------------

                                                 2000    1999    1998    2000    1999    1998
----------------------------------------------------------------------------------------------
 Service cost                                                           $ 0.1           $ 0.1
 Interest cost on projected benefit obligation  $ 7.3   $ 6.7   $ 9.2     8.6   $ 7.8    10.5
 Amortization of prior service benefit           (9.3)   (8.7)   (9.5)   (9.3)   (8.7)   (9.5)
 Immediate recognition of
    initial obligation                              -     1.0       -       -     2.2       -
 Recognized actuarial gain                       (1.8)   (2.7)   (1.8)   (2.2)   (3.2)   (2.1)
 Settlement / curtailment gain                   (1.1)      -    (6.1)   (1.1)      -    (6.6)
                                                ------  ------  ------  ------  ------  ------
 Net postretirement benefit                     $(4.9)  $(3.7)  $(8.2)  $(3.9)  $(1.9)  $(7.6)
----------------------------------------------------------------------------------------------

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

-----------------------------------------------------------------------------------------------------
                                                              1% increase                 1% decrease
                                                              -----------                 -----------
Effect on total service cost and interest cost components  $        0.6                  $    (0.6)
Effect on postretirement benefit obligation                         7.5                       (6.8)
-----------------------------------------------------------------------------------------------------

13.  SHAREHOLDERS'  EQUITY

Preferred  Stock
----------------
The Company has 24,574,751 shares of series A Cumulative Preferred Stock ("Preferred Stock") outstanding with a total of 100,000,000 shares authorized. Each share has a liquidation preference of $25 and is entitled to cumulative dividends at an annual rate of 12% payable quarterly in arrears. These shares are redeemable, in whole or in part, at the Company's discretion. At December 31, 2000, the redemption price is 105% of the issuance price and declines ratably in each year to par at June 26, 2005. At this time, the Company has no plans to redeem these shares.

Common  Stock
-------------
The Company has 198,974,994 shares of $0.01 par value common stock issued and outstanding and 300,000,000 shares authorized. Foods Holdings is capitalized with 100 shares of $0.01 par value common stock.

Other  Shareholders'  Equity
----------------------------
At December 31, 2000, the Company held $404.9 of notes receivable from its parent, which accrue interest at 12% per year, payable quarterly, and mature on September 29, 2005. The notes were received from an affiliate of the Company's parent as proceeds from the 1996 sales of Wise ($34.2) and Foods ($365.9) and the issuance of options on the common stock of the Consumer Adhesives business and Borden Decorative Products Holdings, Inc. ($44.0). Notes totaling $39.2 were transferred to BWHLLC in 1998 in settlement of the early cancellation of the Borden Decorative Products Holdings, Inc. option. At December 31, 2000, Other Shareholders' Equity included accrued interest of $10.0 related to the notes receivable from the Company's parent.

During 1996 the Company sold options to BWHLLC on what was then all of the common stock of the Consumer Adhesives business for 110% of the August 16, 1996 fair market value of the common stock. The options were issued at fair value with a five-year expiration. The exercise price of the options for the Consumer Adhesives business is $54.1. Management expects the 1996 options sold to BWHLLC for Consumer Adhesives' common shares to be exercised in 2001. During 2000, additional common shares of the Consumer Adhesives business were issued to and are held by the Company. The additional shares total 3.5 million, or approximately 26%, of the total Consumer Adhesives common stock shares outstanding at December 31, 2000.

At December 31, 2000 and 1999, the Combined Companies' equity includes $66.3 and $66.2, respectively, of affiliate's interest in subsidiary, primarily representing the 30% interest held by an affiliate of the Company's parent in a consolidated subsidiary of Foods. See Note 5 for additional information.

The Company declared common stock cash dividends of $61.6, $64.1 and $59.5 during 2000, 1999 and 1998, respectively. The dividends were recorded as a charge to paid-in capital to reflect a return of capital to the Company's parent.

As described in Note 1, the net assets of Wise of $58.7 are treated as if they were distributed out of the Combined Companies in 2000.

During  2000   the   Company   distributed   100%   of   its  ownership  in  the
infrastructure management services business to the Company's parent. The distribution was recorded at net book value of $16.3, including $8.6 owed by the Company to the infrastructure management services business in accordance with a tax sharing agreement. Subsequent to the distribution, substantially all of the assets of the infrastructure management services business were sold to a subsidiary of Interliant, Inc. (see Note 4). Subsequent to this sale, the remaining assets of the infrastructure management services business, with a net book value of approximately $0.3, were contributed back to the Company from the Company's parent.

The Company's parent also contributed tax benefits to the Company of $44.0, $26.4 and $42.9 during 2000, 1999 and 1998, respectively. The Company is included in its parent's tax return and the deductible interest expense on the parent's notes payable reduces the Company's tax liability. In addition, BWHLLC made a capital contribution to Wise of $2.4 in 2000.

The Company recorded a minimum pension liability adjustment of $1.8, $1.5 and $(3.6), for 2000, 1999 and 1998, respectively, ($1.8, $3.3 and $(5.4) for the
Combined Companies in 2000, 1999 and 1998, respectively) relating to underfunded pension plans, which is reflected in accumulated other comprehensive income.

14.     STOCK  OPTION  PLANS  AND  OTHER  STOCK  BASED  COMPENSATION

Unit  Appreciation  Rights
--------------------------
Effective January 1, 1996, key employees of the Company and Combined Companies were offered units and unit appreciation rights ("UAR's") in their respective holding companies. Additional UAR's have been granted in subsequent years under these plans. In 2000, 24,071,241 UAR's were granted with a ten year life and a vesting period of 4 years. The remaining UAR's vest over 5 years, and any compensation expense incurred in conjunction with the UAR's will be charged to the Company or the Combined Companies. For 2000, 1999 and 1998, the Company has not recorded any compensation expense attributable to the UAR's. During 2000 and 1999, Foods recorded $0.1 and $0.9 of compensation expense related to their UAR's. Foods had no compensation expense in 1998. There were 49,953,789 UAR's outstanding at December 31, 2000, and 5,080,707 UAR's available for future grants.

Stock  Options
--------------
Key subsidiaries of the Company and Combined Companies have issued stock options under their individual Stock Purchase and Option Plans for Key Employees. Under these plans, equity in the Chemical, Wise, Consumer Adhesives, infrastructure management services, and Decorative Products business units was sold to key management personnel. Fixed stock options were granted to purchase additional shares at varying exercise prices between $5.00 and $11.50. In addition, each company has granted fixed stock options to employees under their respective broad-based option plans. The options were issued with exercise prices at or above fair value, vest over five years and expire ten years from the date of the grant. As of December 31, 2000 there are 5,488,750 options outstanding among the companies and 1,350,813 options available for future grants.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Under the provisions of Accounting Principles Board ("APB") 25, "Accounting for Stock Issued to Employees", compensation expense of $0.1 and $1.5 were recorded in 2000 by the Company and Combined Companies, respectively. The expense recorded by the Combined Companies relates to the Wise Distribution. There was no compensation expense attributable to these stock options in 1999. In 1998, compensation cost of $1.6 was related to the sale of Decorative Products. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income (loss) and basic and diluted net income (loss) per share would have been the amounts presented below:

----------------------------------------------------------------------------------------

                                                             2000    1999     1998
----------------------------------------------------------------------------------------

Net  loss  applicable to common stock- as reported          $(39.7)  $(20.8)  $(11.1)
Net  loss  applicable to common stock - proforma             (40.8)   (22.1)   (10.7)
Basic and diluted net income (loss) per share - as reported  (0.20)   (0.10)   (0.06)
Basic and diluted net income (loss) per share - proforma     (0.21)   (0.11)   (0.05)
---------------------------------------------------------------------------------------

Proforma net income applicable to common stock for the Combined Companies is a loss of $(63.4) in 2000, $5.6 in 1999 and $95.0 in 1998.

To determine compensation cost according to SFAS No. 123, the fair value of each Option grant is estimated on the date of grant using the Black-Scholes option pricing model with a risk free weighted average interest rate of 6.48% and expected lives ranging from one to five years.

Information regarding the management stock option plans for the Company and Wise is as follows:

------------------------------------------------------------------------------------------------------------
                                                  2000                  1999                    1998
                                           -------------------  ---------------------    -------------------
                                                    Weighted                Weighted                Weighted
                                                     Average                 Average                 Average
                                                    Exercise                Exercise                Exercise
                                            Shares    Price      Shares       Price        Shares     Price
------------------------------------------------------------------------------------------------------------
Options outstanding, beginning of year     6,774,905   $ 5.88   5,624,155   $   5.07     6,912,405   $ 5.18
   Options exercised                        (616,500)   10.06           -          -    (1,306,250)    5.00
   Options granted                           328,000    11.09   1,728,750       8.22     1,203,000     5.00
   Options relating to distributed business (564,655)    5.00           -          -             -        -
   Options forfeited                        (433,000)    5.22    (578,000)      5.00    (1,185,000)    5.92
                                            ---------            ---------              ----------
Options outstanding end of year            5,488,750     5.87   6,774,905       5.88     5,624,155     5.07
------------------------------------------------------------------------------------------------------------

Options  relating  to   distributed   business   represent   options   for   the
infrastructure management services business which was distributed to the Company's parent during 2000 (see Note 18). These options were subsequently exercised upon the sale of the business. The outstanding options at December 31, 1999 and 1998 include outstanding options for Wise of 544,500 and 82,000, respectively, with a weighted average exercise price of $10.00.


Options exercised in 2000 relate to the Wise Distribution. The options exercised in 1998 related to the sale of the Decorative Products business.

The following table summarizes information about fixed-price stock options at December 31, 2000:

-----------------------------------------------------------------------------------------------------------------
                                 OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
                 -----------------------------------------------------------------     -------------------
                 Weighted Average                                                                  Weighted
Range of            Fair Value        Number     Weighted Average  Weighted Average     Number     Exercise
Exercise Price       At Grant       Outstanding   Remaining Life    Exercise Price    Exercisable    Price
-----------------------------------------------------------------------------------------------------------------
$5.00-7.50            $  1.24       4,892,500         2 years        $  5.38            2,901,400    $  5.13
$8.50-11.50           $  2.56         596,250         4 years        $  9.82              107,900    $  8.68
                                    ---------                                           ---------
$5.00-11.50           $  1.39       5,488,750         3 years        $  5.87            3,009,300    $  5.26
-----------------------------------------------------------------------------------------------------------------

There were 2,484,493 options exercisable at December 31, 1999, with a weighted average exercise price of $5.13. There were 1,538,531 options exercisable at December 31, 1998, with a weighted average exercise price of $5.09.

15.     DERIVATIVE  FINANCIAL  INSTRUMENTS

Interest  Rate  Swaps
---------------------
The Company enters into interest rate swaps to lower funding costs or to alter interest rate exposures between fixed and floating rates on long-term debt. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. The notional amount of interest rate swaps was $24.3 at December 31, 2000 and $224.3 at December 31, 1999. The remaining swap has a maturity date of December 1, 2002. The net impact of interest rate swaps was an increase in the Company's and the Combined Companies' interest expense of $6.7 in 2000, $11.6 in 1999 and $10.7 in 1998. The year-end fair value of the interest rate swaps was a loss of $3.4 in 2000 and $15.0 in 1999. See Note 3 "Recently Issued Accounting Standards" for new standards that impact the current accounting treatment of these and all derivative instruments.


The following table summarizes the weighted average interest rates for the swaps used by the Company and Combined Companies. Variable rates change with market conditions and may vary significantly in the future. A 1% increase or decrease in market interest rates would result in a $0.2 increase or decrease, respectively, in the fair value of the interest rate swap agreements.

-------------------------------------------------
                         2000   1999   1998
-------------------------------------------------
Pay fixed swaps
  Average rate paid      10.5%  10.4%  10.4%
  Average rate received   6.3%   5.2%   5.6%
-------------------------------------------------

An interest rate swap, having a notional amount of $200.0, no longer met the criteria for hedge accounting and was marked to market prior to termination on September 1, 2000. On that date the Company recognized a gain of $4.9 in the Consolidated and Combined Statements of Operations. Unrealized gains on this instrument of $10.8 and $4.1 in 1999 and 1998, respectively, were included in the Consolidated and Combined Statements of Operations and other long-term liabilities. The Company does not hold or issue derivative financial instruments for trading purposes.

Foreign  Exchange  and  Option  Contracts
-----------------------------------------
International operations account for a significant portion of the Company's and Combined Companies' revenue and operating income. It is the policy of the Company and Combined Companies to reduce foreign currency cash flow exposure due to exchange rate fluctuations by hedging anticipated and firmly committed transactions wherever economically feasible (within the risk limits established in the Company's policy). These contracts are part of a worldwide program to minimize foreign currency exchange operating income and balance sheet exposure.

The Company and Combined Companies closely monitor foreign currency cash flow transactions and enter into forward and option contracts to buy and sell foreign currencies only to reduce foreign exchange exposure and protect the U.S. dollar value of such transactions to the extent of the amount under contract.

In accordance with current accounting standards, gains and losses arising from contracts that hedge future assets and liabilities are deferred until the related transactions occur. Those arising from contracts that hedge existing assets and liabilities (e.g., outstanding payables denominated in foreign currency) are recorded in income and offset the gains and losses that occur as exchange rates change. The cash flows from forward and option contracts accounted for as hedges of identifiable transactions are classified consistent with the cash flows from the transaction being hedged. See Note 3 "Recently
Issued Accounting Standards" for new standards that impact the current accounting treatment of these and all derivative instruments.

At December 31, 2000 and 1999, the Company had $88.9 and $75.1, respectively, of notional value of forward foreign currency exchange contracts outstanding. The Combined Companies had $95.8 and $89.2 of notional value of forward foreign exchange contracts outstanding at December 31, 2000 and 1999, respectively. At December 31, 1999, the Company and Combined Companies had foreign currency option contracts outstanding of $2.5. The unsecured contracts mature within 12 months and are principally with banks. The Company is exposed to credit loss in the event of non-performance by the other parties to the contracts. The Company evaluates the creditworthiness of the counterparties' financial condition and does not expect default by the counterparties.

16.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The following table presents the carrying or notional amounts and fair values of the Company's financial instruments at December 31, 2000 and 1999. The fair value of a financial instrument is the estimated amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair values are determined from quoted market prices where available or based on other similar financial instruments.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other accruals are considered reasonable estimates of their fair values. The carrying value of the loans receivable from and payable to affiliates approximates fair values as management believes the loans bear interest at market interest rates.

The following table includes financial instrument carrying and fair values for the Company.

------------------------------------------------------------------------------
                                           2000              1999
                                  --------------------  ------------------
                                  Carrying     Fair     Carrying     Fair
                                   Amount     Value      Amount     Value
                                   -------  ----------  -------    -------
Nonderivatives
Assets
   Investment securities           $  55.0  $   117.8    $  98.5    $113.6

Liabilities
   Debt                              574.0      449.6      558.8     473.9

                                  Notional      Fair     Notional    Fair
                                   Amount       Value    Amount      Value
                                   ------   ----------  --------   -------
Derivatives relating to:
Foreign currency contracts - gain                       $   1.7  $    0.2
Foreign currency contracts - loss   $ 88.9     $ (1.8)     73.4      (0.3)
Option contracts - gain                  -          -       2.5       0.2
Interest rate swaps - loss            24.3       (3.4)    224.3     (15.0)
-------------------------------------------------------------------------

The following table includes financial instrument carrying and fair values for the Combined Companies.

---------------------------------------------------------------------------------------
                                            2000                          1999
                                -------------------------       -----------------------
                                Carrying          Fair          Carrying          Fair
                                 Amount          Value          Amount            Value
                                -------        ----------       -------         -------
Nonderivatives
Assets
     Investment securities        $ 55.0        $117.8          $  98.5         $113.6

Liabilities
     Debt                          579.9         455.3            562.2          477.3

                                Notional          Fair          Notional          Fair
                                 Amount          Value           Amount          Value
                                -------        ----------       -------         -------
Derivatives relating to:
Foreign currency contracts - gain                               $  15.8         $  0.3
Foreign currency contracts - loss $95.8         $(2.2)             73.4           (0.3)
Option contracts - gain               -             -               2.5            0.2
Interest rate swaps - loss         24.3          (3.4)            224.3          (15.0)
--------------------------------------------------------------------------------------

17.     SUPPLEMENTAL  INFORMATION

------------------------------------------------------------------------------------------
                                          CONSOLIDATED                   COMBINED
                                     --------------------       -----------------------
                                      2000   1999   1998          2000    1999    1998
------------------------------------------------------------------------------------------
Depreciation                         $53.6  $50.5  $47.5        $ 84.5  $ 70.2  $ 66.2
Amortization                           8.8    3.7    3.4          19.2    14.4    13.7
Advertising                            2.2    2.1    2.9          23.7    16.3    13.0
Promotions                            34.0   22.1   21.1         185.0   160.3   173.2
Research and Development              23.1   23.8   18.7          41.8    43.1    37.3
------------------------------------------------------------------------------------------

18.     RELATED  PARTY  TRANSACTIONS

Foods  and  Wise
----------------
Wise and Foods were sold to affiliates of the Company during 1996. Because of the Company's continuing control over Wise and Foods, their assets and liabilities, at the date of sale, are classified as "sold under contractual arrangements" in the Consolidated Financial Statements, as long as the Company had a loan receivable from Wise or Foods. During the third quarter of 2000, Wise repaid its loan receivable to the Company. In 1998, Foods repaid its term loan with the Company. These repayments ended the Company's remaining financial interests in Wise and Foods and therefore, transactions with Wise and Foods are subsequently reflected as unconsolidated affiliated balances, not as investments. The Company's net investment balance in Wise was $6.6 at December 31, 1999. See Note 1 for additional information.

In October 2000, the shares of Wise Holdings were sold by BWHLLC to Palladium Equity Partners, LLC in exchange for $92.3 in cash. (See Note 1.)

Wise repaid its $5.0 term loan to the Company in 1999. A Wise loan facility was extended by the Company providing for borrowings up to $15.0 maturing December 31, 2000. Wise had borrowings of $6.5 outstanding under the facility at December 31, 1999, which were repaid in 2000. The loan facility was cancelled in October 2000.

The Loan Agreement with Foods provides a revolving loan feature. For the years ended December 31, 2000 and 1999, the Foods revolving loan facility totaled $10.0 and $50.0, respectively, and matured on December 31, 2000. The variable interest rate is equal to the Company's cost of funds for 30 day LIBOR borrowings plus 0.25%. Foods had no borrowings under this facility at December 31, 2000 or 1999.

Included in consolidated accounts payable at December 31, 2000 and 1999 are $0.7 and $2.1, respectively, as a net payable to Foods primarily related to interest earned on funds invested overnight with the Company. Included in consolidated other assets at December 31, 2000 and 1999 are $10.9 and $8.8, respectively, as a receivable from Foods for its portion of the Combined Companies' pension liability.

Foods and Wise invest cash overnight at an interest rate set by the Company, which generally approximates money market rates. Foods had $206.9 and $234.6 invested at December 31, 2000 and 1999, respectively, which is included in loans payable with affiliates. Wise had $1.2 invested at December 31, 1999, which is classified in assets sold under contractual arrangements. Affiliated interest income of $0.2, $0.8, and $0.6, net of amounts paid for overnight investments, was accrued related to Wise during 2000, 1999 and 1998, respectively. The Company recorded net affiliated interest expense of $14.9, $14.7, and $18.0 related to Foods during 2000, 1999, and 1998, respectively.

The Company provides administrative services to Foods and Wise. Fees received for these services are offset against the Company's general and administrative expenses, and totaled $2.4, $11.9, and $14.1 for the years ended December 31, 2000, 1999, and 1998, respectively. The amount of services provided were reduced in 2000 with the distribution and sale of the infrastructure management services business (see below).

The Company renders management, consulting and financial services to Foods and Wise for an annual fee of $1.0 and $0.2, respectively, payable monthly in arrears. Wise was charged a ten-month pro-rata share in 2000 representing the period of time prior to the Wise Distribution.

As guarantors of the Company's debt, Foods and Wise receive an annual fee from the Company of $1.1 and $0.2, respectively, paid annually.

The effects of transactions among Wise, Foods and the Company have been eliminated in the Combined Financial Statements.

Other  Related  Parties
-----------------------
In February 2000, the Company distributed 100% of its ownership in the infrastructure management services business to the Company's parent. The distribution was recorded at net book value of $16.3, including $8.6 owed by the Company to the infrastructure management services business in accordance with a tax sharing agreement. Subsequent to the distribution, substantially all of the assets of the infrastructure management services business were sold to a subsidiary of Interliant, Inc. in exchange for $2.5 in cash and 1,041,179 shares of Interliant, Inc. stock. In June 2000,
                                       64
the remaining net assets of the infrastructure management services business, with a net book value of approximately $0.3, were contributed back to the Company from the Company's parent.

In June and September 2000, the Company purchased $50.0 and $40.0, respectively, of accounts receivable from WKI, in return for certain fees. At December 31, 2000, $0.5 of the purchased receivables was outstanding, all of which was collected in January 2001.

In the third quarter of 2000, the Company entered into a credit agreement with WKI to provide up to $40.0 of short-term financing. Amounts outstanding under this agreement bear interest at either (a) a variable rate based on the greatest of the Prime Rate, the Federal Reserve Bank Three-Month CD Rate plus 1% or the Federal Funds Effective Rate plus 0.5% plus (b) 3% or (c) the Eurodollar rate plus 4%. The original maturity date of the agreement was December 31, 2000 and was extended into April 2001. At December 31, 2000, $6.1 was outstanding under this agreement.

At December 31, 1999, the Company had loaned $56.2 in the form of demand notes to CCPC Acquisition Corp., to provide temporary financing to complete the acquisition of EKCO Group, Inc. ("EKCO"). The loan included variable interest at the monthly prime rate as quoted by The Wall Street Journal. In December 2000, the loan was repaid. The Company received $60.6 representing principal and accrued interest.

During 1998, CCPC Acquisition Corp., an affiliate of the Company's parent, acquired a controlling interest in Corning Consumer Products Company ("CCPC") from Corning Incorporated in a recapitalization transaction valued at approximately $603. In connection with this transaction, the Company loaned
$346.0 to CCPC on a short-term basis at rates which approximated market conditions. The Company recorded $1.2 of interest income related to this loan, which is reflected in interest income and other in the 1998 Consolidated and Combined Statements of Operations. CCPC repaid the loan in 1998. In 1999, CCPC changed its name to WKI Holding Company, Inc.

In 1999, the Company made a $50.0 investment in WKI, an affiliate of the Company, in the form of 16% cumulative junior preferred stock. See Note 8 for additional information on investments.

The Company renders management, consulting and financial services to WKI for an annual fee of $2.5. Amounts outstanding at December 31, 2000 and 1999 were $1.7 and $0.1, respectively. WKI also reimburses the Company for certain expenses incurred on its behalf. Amounts outstanding for these expenses at December 31, 2000 were $0.5.

Affiliates of the Company and Combined Companies invest cash with the Company and Combined Companies at rates that generally approximate market. BWHLLC's invested cash with the Company and Combined Companies was $73.4 and $11.3 at December 31, 2000 and 1999, respectively. At December 31, 1999, cash invested with the Company and Combined Companies by the Company's parent was $0.7. At December 31, 2000, Borden Foods Holdings LLC, Foods' parent, had $2.3 cash invested with the Company and Combined Companies and an additional $3.0 invested with the Combined Companies, and CCPC Acquisition Corp., WKI's parent and an affiliate of the Company's parent, had $0.5 invested with the Company and Combined Companies. The Company recorded $2.3, $5.2 and $5.4 of interest expense on amounts invested by these unconsolidated affiliates during 2000, 1999 and 1998, respectively. Included in other current liabilities at December 31, 2000 and 1999, respectively, was $2.6 and $0.1 of affiliated interest payable related to these unconsolidated affiliates. Affiliated interest expense recorded by the Combined Companies is not significantly different for these affiliates than that recorded by the Company.

KKR renders management, consulting and financial services to the Company and its businesses for an annual fee of $10.0, payable quarterly in arrears.

As described in Note 4 and in Management's Discussion and Analysis, the Company acquired certain assets from BCP. A wholly owned subsidiary of the Company serves as the general partner of BCP. The purchase price of these assets is considered to be at fair value as determined by an independent appraisal.

During 2000, 1999 and 1998, the Company purchased $102.5, $64.7 and $66.4 of raw materials from BCP. In addition, the Company paid $25.3 in 2000 to BCP to exit certain raw material purchase contracts.

                                       65

19.     COMMITMENTS  AND  CONTINGENCIES

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

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Environmental accruals are routinely reviewed on an interim basis as events and developments warrant and are subjected to a comprehensive review annually during the fiscal fourth quarter. The Company and the Combined Companies have each accrued approximately $26 (including those costs related to legal proceedings) at December 31, 2000 and 1999, for probable environmental remediation and restoration liabilities. This is management's best estimate of these liabilities. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such liabilities may exceed current reserves by amounts that may prove insignificant, or by amounts, in the aggregate, of up to approximately $16.

LEGAL MATTERS - The Company and Combined Companies have recorded $4.1 in liabilities at December 31, 2000, for legal costs in amounts that management believes are probable and reasonably estimable. These liabilities at December 31, 1999, totaled $5.1 and $8.5 for the Company and Combined Companies, respectively. Actual costs are not expected to exceed these amounts. The Company may be held responsible for certain environmental liabilities incurred at BCP facilities, which were previously owned by the Company. The Company believes, based upon the information it currently possesses, and taking into account its established reserves for estimated liability and its insurance coverage, that the ultimate outcome of the foregoing proceedings and actions is unlikely to have a material adverse effect on the Company's financial statements.

OTHER - A wholly owned subsidiary of the Company that serves as the general partner of BCP, has certain fiduciary responsibilities to BCP. BCP was created in November 1987, is a separate and distinct entity from the Company and Combined Companies and is 99% owned by the public. In 2000, BCP's financial Results included a loss from continuing operations of approximately $75. Adverse business conditions and disappointing operating results have caused an increase in borrowings under its credit facility. Based on currently available information, the Company has recorded a liability of $20.0 for potential liabilities related to the continued decline in BCP's financial condition. The Company believes that it is reasonably possible, based on current information and analysis, that costs associated with BCP may exceed the current liability by amounts that may prove insignificant or by amounts, in the aggregate, of up to approximately $17.


                                       66

20.  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

The  following  represents  Quarterly  Financial  Data  for  the  Company:

2000 QUARTERS                                                             FIRST    SECOND   THIRD  FOURTH(1)
------------------------------------------------------------------------------------------------------------
Net sales (2)                                                             $356.5   $388.4  $403.2   $375.9
------------------------------------------------------------------------------------------------------------
Gross profit (3)                                                            90.5    100.9    87.1     49.1
------------------------------------------------------------------------------------------------------------
Business realignment                                                         2.8      9.0     1.8     24.8
Loss on divestiture of businesses                                              -        -       -     (0.9)
------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                                    12.3     12.4    (8.0)   (75.7)
------------------------------------------------------------------------------------------------------------
Discontinued operations:
   Gain on disposal, net of tax                                                -     93.0       -        -
------------------------------------------------------------------------------------------------------------
Net income (loss)                                                           12.3    105.4    (8.0)   (75.7)
------------------------------------------------------------------------------------------------------------
Preferred stock dividends                                                   18.4     18.5    18.4     18.4
------------------------------------------------------------------------------------------------------------
Net (loss) income applicable to common stock                                (6.1)    86.9   (26.4)   (94.1)
------------------------------------------------------------------------------------------------------------
Basic and diluted, per share of common stock:
   Income (loss) from continuing operations                                 0.06     0.06   (0.04)   (0.38)
Discontinued operations:
   Gain on disposal, net of tax                                                -     0.47       -        -
Net (loss) income applicable to common stock                               (0.03)    0.44   (0.14)   (0.47)
Dividends per common share                                                  0.13     0.06    0.06     0.06
Dividends per preferred share                                               0.75     0.75    0.75     0.75
Average number of common shares outstanding                                199.0    199.0   199.0    199.0
------------------------------------------------------------------------------------------------------------

1999 QUARTERS                                                             FIRST    SECOND  THIRD  FOURTH (4)
------------------------------------------------------------------------------------------------------------
Net sales (2)                                                             $310.1   $347.6  $354.5   $362.5
------------------------------------------------------------------------------------------------------------
Gross profit  (3)                                                           83.1     99.9    95.0     90.2
------------------------------------------------------------------------------------------------------------
Business realignment and asset write-offs                                      -     10.0    21.6     10.0
Gain on divestiture of business                                                -        -       -      7.4
------------------------------------------------------------------------------------------------------------
Income from continuing operations                                           13.3     22.6     3.8     15.6
------------------------------------------------------------------------------------------------------------
Discontinued operations:
   Loss from operations, net of tax                                            -        -       -     (0.4)
   Gain (loss) on disposal, net of tax                                         -      0.6       -     (2.6)
------------------------------------------------------------------------------------------------------------
Net income                                                                  13.3     23.2     3.8     12.6
------------------------------------------------------------------------------------------------------------
Preferred stock dividends                                                   18.4     18.5    18.4     18.4
------------------------------------------------------------------------------------------------------------
Net (loss) income applicable to common stock                                (5.1)     4.7   (14.6)    (5.8)
------------------------------------------------------------------------------------------------------------
Basic and diluted, per share of common stock:
   Income from continuing operations                                        0.07     0.12    0.02     0.07
Discontinued operations:
   Gain (loss) on disposal, net of tax                                         -        -       -    (0.01)
Net (loss) income applicable to common stock                               (0.02)    0.03   (0.08)   (0.03)
Dividends per common share                                                  0.06     0.06    0.14     0.06
Dividends per preferred share                                               0.75     0.75    0.75     0.75
Average number of common shares outstanding                                199.0    199.0   199.0    199.0
-----------------------------------------------------------------------------------------------------------

(1) - As described in Note 4, the Company's fourth quarter 2000 results included costs of $24.5 related  to plant closures. The Company's fourth quarter 2000 results also include a $25.3 charge to exit certain
      raw material purchase contracts  which  is  recorded  in  cost  of  sales  (see  page  17).   In  the
      fourth quarter of 2000, the Company recorded  investment  write-downs  of  $48.0   (see Note 8)   and
      recorded a liability of $20.0  related  to  a limited partnership for which a wholly owned subsidiary serves as general partner (see Note 19).
(2) - Amounts  are  adjusted  reflecting  the  fourth  quarter 2000 adoption of EITF Issue No. 00-10, which addresses the classification of amounts billed to customers for  distribution  costs.  In  accordance with EITF Issue No. 00-10, certain amounts have been reclassified from distribution  expense  to  net sales.
(3) - Gross  profit  is  defined  as  gross  margin  less  distribution  expense.
(4) - As described in Note 4, the Company's fourth quarter 1999 results include a $10.0 charge related to a plant  expansion  project  that  was  discontinued.

The  following  represents  Quarterly Financial Data for the Combined Companies:

2000 QUARTERS                                                             FIRST   SECOND  THIRD  FOURTH (1)
------------------------------------------------------------------------------------------------------------
Net sales (2)                                                            $498.8   $511.0  $542.1   $542.8
------------------------------------------------------------------------------------------------------------
Gross profit (3)                                                          149.4    147.3   144.0    125.4
------------------------------------------------------------------------------------------------------------
Business realignment                                                        2.8      9.0     6.6     25.7
Gain on divestiture of businesses                                             -        -     3.1      0.8
------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations                                   (0.4)    68.6   (17.6)   (79.2)
------------------------------------------------------------------------------------------------------------
Discontinued operations:
   Income (loss) from operations, net of tax                                0.4      1.5     1.8     (0.6)
   Gain on disposal, net of tax                                               -     37.0       -        -
------------------------------------------------------------------------------------------------------------
Net income (loss)                                                           0.1    107.2   (15.8)   (80.0)
------------------------------------------------------------------------------------------------------------
Preferred stock dividends                                                  18.4     18.5    18.4     18.4
------------------------------------------------------------------------------------------------------------
Net (loss) income applicable to common stock                              (18.2)    88.7   (34.2)   (98.6)
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
1999 QUARTERS                                                             FIRST   SECOND  THIRD  FOURTH (4)
------------------------------------------------------------------------------------------------------------
Net sales (2)                                                            $449.7   $463.7   $477.4  $531.8
------------------------------------------------------------------------------------------------------------
Gross profit (3)                                                          143.3    147.4    150.6   165.8
------------------------------------------------------------------------------------------------------------
Business realignment and asset write-offs                                     -     10.0     21.6    10.0
Gain on divestiture of businesses                                           4.4     10.4     32.7     9.0
------------------------------------------------------------------------------------------------------------
Income from continuing operations                                          12.6     15.0     18.9    43.1
------------------------------------------------------------------------------------------------------------
Discontinued operations:
   (Loss) income from operations, net of tax                               (0.5)     0.6      0.9     1.2
   Gain (loss) on disposal, net of tax                                        -      0.6        -    (3.7)
------------------------------------------------------------------------------------------------------------
Cumulative effect of change in accounting principle                        (2.8)       -        -       -
------------------------------------------------------------------------------------------------------------
Net income                                                                 12.2     16.2     19.8    37.7
------------------------------------------------------------------------------------------------------------
Preferred stock dividends                                                  18.4     18.5     18.4    18.4
------------------------------------------------------------------------------------------------------------
Net (loss) income applicable to common stock                               (7.1)    (1.7)     0.9    15.0
------------------------------------------------------------------------------------------------------------

(1) - As described in Note 4, the Company's and Combined Companies' fourth  quarter  2000  results  included costs of $24.5 related to plant closures. The Company's and Combined Companies'  fourth  quarter  2000 results  also include a $25.3 charge to exit certain raw material purchase contracts which is recorded in cost  of  sales  (see  page  17). In the fourth quarter of 2000, the Company and Combined Companies
      recorded investment write-downs of $48.0 (see Note 8) and recorded a liability of $20.0 related to   a
      limited   partnership for which a wholly owned subsidiary serves as general partner (see Note 19).
(2) - Amounts  are  adjusted  reflecting the fourth quarter 2000 adoption of EITF  Issue  No.  00-10,  which addresses the classification of amounts billed to customers for distribution costs. In accordance with
      EITF Issue No. 00-10, certain  amounts  have been reclassified from distribution expense to net sales.
(3) - Gross  profit  is  defined  as  gross  margin  less  distribution  expense.
(4) - As described in Note 4, the Company's and Combined Companies fourth quarter  1999  results  include  a
      $10.0  charge  related  to  a  plant  expansion  project  that  was  discontinued.

                                       68

                          INDEPENDENT AUDITORS' REPORT




To  the  Board  of  Directors
and  Shareholders  of  Borden,  Inc.


We have audited the accompanying consolidated balance sheets of Borden, Inc. (a wholly owned subsidiary of Borden Holdings, Inc.) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Borden, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE  &  TOUCHE  LLP


Columbus,  Ohio
February  9,  2001

                          INDEPENDENT AUDITORS' REPORT




To  the  Board  of  Directors
and  Shareholders  of  Borden,  Inc.


We have audited the accompanying combined balance sheets of Borden, Inc. and Affiliates (which includes Borden, Inc. and subsidiaries, Borden Foods Holdings Corporation and subsidiaries and Wise Holdings, Inc. and subsidiaries (prior to distribution on October 30, 2000)) as of December 31, 2000 and 1999, and the related combined statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the combined financial position of Borden, Inc. and Affiliates at December 31, 2000 and 1999, and the combined results of their operations and their combined cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



DELOITTE  &  TOUCHE  LLP


Columbus,  Ohio
February  9,  2001

------
ITEM  9.        CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS
--------        --------------------------------------------------
                ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE
                ------------------------------------------

                       None


                                    PART III

ITEM  10.    DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
---------    --------------------------------------------------------

Set forth below are the names and ages of the Directors and Executive Officers of the Company as of March 13, 2001, and the positions and offices with the Company held by each of them. Their terms of office extend to the next Annual Meeting of the Board of Directors or until their earlier resignation or replacement.

                                                                                                    Served in
                                                                                   Age on            Present
                                                                                   Dec. 31,          Position
         Name                                 Position & Office                     2000              Since
----------------------------------------------------------------------------------------------------------------
C.R. Kidder                                   Chairman of the Board, Director
                                               Chief Executive Officer and President  56                 1995
H.R. Kravis                                   Director                                56                 1995
A. Navab                                      Director                                35                 1995
G.R. Roberts                                  Director                                57                 1995
S.M. Stuart                                   Director                                41                 1995
W.H. Carter                                   Executive Vice President and
                                               Chief Financial Officer                47                 1995
K.M. Kelley                                   Executive Vice President                43                 1999
N.A. Reardon                                  Executive Vice President                48                 1997
W.F. Stoll, Jr.                               Executive Vice President and
                                               General Counsel                        52                 1996
R.P. Starkman                                 Senior Vice President and Treasurer     46                 1995

C. Robert Kidder was elected a Director, Chairman of the Board and Chief Executive Officer of the Company on January 10, 1995. He is also a director of Electronic Data Systems Corporation and Morgan Stanley Dean Witter & Co. He is a member of the Executive and Compensation Committees of the Borden Board.

Henry R. Kravis acted as Chairman of the Board of the Company from December 21, 1994, to January 10, 1995. He has been a member of KKR & Co., LLC since 1996, was a General Partner of Kohlberg Kravis Roberts & Co. from its establishment through 1995 and has been a General Partner of KKR Associates, L.P. since its establishment. He is also a Director of Accuride Corporation, Amphenol Corporation, The Boyds Collection, Ltd., Evenflo Company Inc., The Gillette Company, IDEX Corporation, KinderCare Learning Centers, Inc., KSL Recreation Corporation, Owens-Illinois, Inc., PRIMEDIA Inc., Regal Cinemas, Inc., Sotheby's Holdings, Inc., and Spalding Holdings Corporation. He is a member of the Executive Committee of the Borden Board. Messrs. Kravis and Roberts are first cousins.

Alexander Navab became a member of KKR & Co., LLC in 2001, having been a Director of Kohlberg Kravis Roberts & Co. since 1999. He began as an Executive of Kohlberg Kravis Roberts & Co. in 1993. He is also a Director of CAIS Internet, Inc., Intermedia Communications, Inc., KSL Recreation Corporation and Regal Cinemas, Inc. He is Chairman of the Audit Committee and a member of the Compensation Committee of the Borden Board.

George R. Roberts has been a member of KKR & Co., LLC since 1996, was a General Partner of Kohlberg Kravis Roberts & Co. from its establishment through 1995, and has been a General Partner of KKR Associates, L.P. since its establishment. He is also a Director of Accuride Corporation, Amphenol Corporation, The Boyds Collection, Ltd., DPL, Inc., Evenflo Company Inc., IDEX Corporation, KinderCare Learning Centers, Inc., KSL Recreation Corporation, Owens-Illinois, Inc., PRIMEDIA Inc., Safeway, Inc., and Spalding Holdings Corporation. Messrs. Kravis and Roberts are first cousins.

Scott M. Stuart has been a member of KKR & Co., LLC since 1996, was a General Partner of Kohlberg Kravis Roberts & Co. and has been a General Partner of KKR Associates, L.P. since January 1995. He began as an Executive with Kohlberg Kravis Roberts & Co. in 1986. He is also a Director of AEP Industries, Inc., The Boyds Collection, Ltd., DPL, Inc., and KSL Recreation Corporation. He is Chairman of the Compensation Committee and a member of the Audit and Executive Committees of the Borden Board.

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

Nancy  A.  Reardon  was  elected  Senior  Vice  President,  Human  Resources and
Corporate Affairs effective March 3, 1997 and promoted to Executive Vice President in December 2000. Prior to joining the Company, she was Senior Vice President - Human Resources and Communications for Duracell International, Inc. from 1991 through February 1997.

William F. Stoll, Jr. was elected Senior Vice President and General Counsel effective July 1, 1996 and promoted to Executive Vice President in December
2000. Prior to joining the Company, he was a Vice President of Westinghouse Electric Corporation since 1993, and served as its Deputy General Counsel from 1988 to 1996.

Ronald P. Starkman was elected Senior Vice President and Treasurer of the Company effective November 20, 1995.

ITEM  11.     EXECUTIVE  COMPENSATION
---------     -----------------------

The following table provides certain summary information concerning compensation of the Company's Chief Executive Officer and the four other most highly compensated Executive Officers as of December 31, 2000 (the "Named Executive Officers") for the periods indicated.

-------------------------------------------------------------------------------------------------------------------
                                              SUMMARY COMPENSATION TABLE
                                                                                    LONG-TERM
                                            ANNUAL COMPENSATION                    COMPENSATION
                                      -----------------------------------             AWARDS              (4)
                                                                               -------------------
NAME AND                                                        OTHER               SECURITIES         ALL OTHER
PRINCIPAL                                                       ANNUAL              UNDERLYING        COMPENSATION
POSITION                  YEAR        SALARY ($)  BONUS ($)  COMPENSATION ($)     OPTIONS/LSAR (#)         ($)
===================================================================================================================
C.R. Kidder               2000       1,194,063           0       (1)87,757               (5)               99,503
Chairman, President &     1999       1,171,500   1,054,350       (2)75,608               (5)               90,255
Chief Executive Officer   1998       1,100,000     547,470       (3)92,467               (5)               96,731

W.H. Carter               2000         462,538     200,000               0               (5)               31,878
Executive Vice President  1999         437,538     247,541               0               (5)               32,815
& Chief Financial Officer 1998         415,000     150,000               0               (5)               31,238

K.M. Kelley               2000         462,500     125,000     (6) 291,216               (5)               46,339
Executive Vice President  1999         334,327     185,625       (7)13,835               (5)               48,957
Strategy and Development

N.A. Reardon              2000         387,795      50,000               0               (5)               22,289
Executive Vice President  1999         365,295     206,575               0               (5)               18,754
Human Resources and       1998         345,250     107,973               0               (5)               17,747
Corporate Affairs

W.F. Stoll, Jr.           2000         387,425      90,000               0               (5)               22,260
Executive Vice President  1999         362,425     206,168               0               (5)               18,754
and General Counsel       1998         335,500     106,453               0               (5)               17,906
-------------------------------------------------------------------------------------------------------------------

(1)     Includes $60,000 pursuant to the Executive Perquisite Benefit Plan and $27,757 not paid to Mr. Kidder but allocable to  his  personal  use  of  company  aircraft.
(2)     Includes $60,000 pursuant to the Executive Perquisite Benefit Plan and $15,608 not paid to Mr. Kidder but allocable to  his  personal  use  of  company  aircraft.
(3)     Includes $60,000 pursuant to the Executive Perquisite Benefit Plan and $31,842 not paid to Mr. Kidder but allocable to  his  personal  use  of  company  aircraft.
(4)     All  other  compensation  is  identified  and  quantified  in  the  table  below for the current year.
(5)     No  Executive  Officer  of  the Company owns any stock of Borden, Inc., or options to acquire stock in Borden, Inc.
        For  information  on  equity securities of Borden's parent or subsidiary entities owned by management, see Item 12.
(6)     Includes  $252,500  in  forgiven  principal  and  interest  from  a  loan  to  Mr.  Kelley.
(7)     Tax  gross-up  payments  on  moving  expenses.

-------------------------------------------------------------------------------
                                         MATCHING
                                      CONTRIBUTIONS     RELOCATION
                               YEAR   (RSP AND ESP)(a)    EXPENSE     TOTAL
                               ----  ----------------     -------    ------
C.R. Kidder                    2000         $99,503          $0      $99,503

W.H. Carter                    2000          31,878           0       31,878

K.M. Kelley                    2000          24,305      22,034       46,339

N.A. Reardon                   2000          22,289           0       22,289

W.F. Stoll, Jr.                2000          22,260           0       22,260
-------------------------------------------------------------------------------

   (a) RSP and ESP refer to the Company's Retirement Savings Plan and the executive supplemental benefit plans.



The following table provides information on option/SAR exercises during 2000 by the Named Executive Officers and the value of their unexercised options/SARS at December 31, 2000.

        AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES
=============================================================================================================
                                                # OF SECURITIES UNDERLYING      VALUE OF UNEXERCISED IN-THE-
                                               UNEXERCISED OPTIONS/SARS AT     MONEY OPTIONS/SARS AT FISCAL
                    SHARES                         FISCAL  YEAR END (1)                YEAR  END  ($)
                 ACQUIRED ON      VALUE        ---------------------------     -----------------------------
NAME             EXERCISE (#)  REALIZED ($)    EXERCISABLE   UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
=============================================================================================================
C.R. Kidder          N/A            N/A            0          12,225,730           0                0

W.H. Carter          N/A            N/A            0           5,791,370           0                0

K.M. Kelley          N/A            N/A            0           5,791,370           0                0

N.A. Reardon         N/A            N/A            0           4,222,220           0                0

W.F. Stoll, Jr.      N/A            N/A            0           4,222,220           0                0

============================================================================================================

(1)     Represents  unit  appreciation  rights  in  BW  Holdings,  LLC.

The following table provides information on option/SAR grants during 2000 to the Named Executive Officers.

                                                  INDIVIDUAL GRANTS
                                                  =================

                    # OF SECURITIES       % OF TOTAL                                                 GRANT DATE
                       UNDERLYING         OPTIONS/SAR'S                                           PRESENT VALUE ($)
                      OPTIONS/SAR'S        GRANTED TO    EXERCISE OR BASE     EXPIRATION                 (2)
NAME                   GRANTED (#)        EMPLOYEES IN    PRICE ($/SHARE)        DATE
                           (1)             FISCAL YEAR
=====================================================================================================================
C.R. Kidder          4,834,350              20.08%         4.15                  7/1/10              2,078,771

W.H. Carter          3,381,750              14.05%         4.15                  7/1/10              1,454,153

K.M. Kelley          3,381,750              14.05%         4.15                  7/1/10              1,454,153

N.A. Reardon         1,812,600               7.53%         4.15                  7/1/10                779,418

W.F. Stoll, Jr.      1,812,600               7.53%         4.15                  7/1/10                779,418
=====================================================================================================================

(1)  Represents  Unit  Appreciation  Rights  in  BW  Holdings,  LLC.
(2)  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with risk free interest rates of 6.11%, dividend rates of 2.9%, expected volatility of 0.1% and expected  life  of four  years.

The Long-Term Incentive Plans-Awards In Last Fiscal Year table has been eliminated since the Registrant has no long-term incentive plan.

Retirement  Benefits
--------------------
The Borden Employees Retirement Income Plan ("ERIP") for salaried employees was amended as of January 1, 1987, to provide benefit credits of 3% of earnings which are less than the Social Security wage base for the year plus 6% of earnings in excess of the wage base. Earnings include annual incentive awards paid currently but exclude any long-term incentive awards. Benefits for service through December 31, 1986, are based on the plan formula then in effect and have been converted to opening balances under the plan. Both opening balances and benefit credits receive interest credits at one-year Treasury bill rates until the participant commences receiving benefit payments. For the year 2000, the interest rate as determined in accordance with the plan language was 5.54%.
Benefits vest after completion of five years of employment for employees hired on or after July 1, 1990.

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

The total projected annual benefits payable under the formulas of the ERIP at age 65 without regard to the Section 415 or 401(a)(17) limits and recognizing supplemental pensions as described above, are as follows for the Named Executive Officers of the Company in 2000: C.R. Kidder - $183,747, W.H. Carter - $125,843, N.A. Reardon - $45,133, K.M. Kelley - $120,399, and W.F. Stoll, Jr. -
$62,570.

In addition, certain Executive Officers receive Company matching contributions on the first 7% of contributions to the Retirement Savings Plan. Company matching contributions on employee contributions in excess of 5% are provided under the supplemental plans. This benefit is not provided if the executive has any other pension benefit guarantee.

Compensation  of  Directors
---------------------------
Each director who is not currently an employee of the Company receives an annual retainer of $45,000. Directors who are also employees of the Company receive no remuneration for serving as directors.

Directors who served prior to March 15, 1995 and who were not employees of the Company are provided, upon attaining age 70, annual benefits through a funded grantor trust equal to their final annual retainer if they served in at least three plan years. Such benefits can continue for up to 15 years.

Employment,  Termination  and  Change  in  Control  Arrangements
----------------------------------------------------------------
The Company has a special arrangement with William F. Stoll, Jr., Executive V.P. and General Counsel concerning retirement and termination. Under this arrangement, with respect to retirement, the Company will calculate the benefit Mr. Stoll would have received from his former employer, using predetermined assumptions, and deduct from this amount the retirement benefits accrued under the Borden Retirement Programs. Any shortfall in benefits will be paid by the Company as a non-qualified benefit. Special provisions also apply in the event of death or disability. Under this arrangement, with respect to termination, Mr. Stoll is guaranteed enhanced severance equal to two times base salary and two times incentive target if he is constructively terminated or terminated without cause prior to July 1, 2001.

The Company has an employment arrangement with certain key managers, including the Named Executive Officers, which provides payments upon the liquidation of BW Holdings, LLC or upon a termination of employment without cause prior to such a liquidation. Payments to the Named Executive Officers are: C.R. Kidder - $1,718,880, W.H. Carter - $1,202,400, K.M. Kelley - $1,202,400, N.A. Reardon -
$644,480,  and  W.F. Stoll, Jr. - $644,480.

Compensation  Committee  Interlocks  and  Insider  Participation
----------------------------------------------------------------
Messrs. Navab and Stuart are members of the Company's Compensation Committee. Both are general partners of KKR Associates, L.P. See "Certain Relationships and Related Transactions." Mr. Kidder, Chairman and Chief Executive Officer of the Company, is also a member of the Compensation Committee.

------
ITEM  12.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL
---------    --------------------------------------------
             OWNERS  AND  MANAGEMENT
             -----------------------

The following table sets forth certain information regarding the beneficial ownership of the Registrant's Common Stock and other equity securities issued by affiliated entities, as of March 13, 2001, by (a) persons known to the Registrant to be the beneficial owners of more than five percent of the outstanding voting stock of the Registrant, (b) each director of the Registrant, (c) each of the Named Executive Officers of the Registrant during the 2000 fiscal year of the Registrant and (d) all directors and executive officers of the Registrant as a group. Except as otherwise noted, the persons named in the table below have sole voting and investment power with respect to all securities shown as beneficially owned by them.

     Name  of                             Beneficial  Ownership
  Beneficial  Owner                       of  Equity  Securities
-------------------                    ------------------------------
                                         Shares/Units     Percent
                                         ------------     -------

KKR  Associates  (1)                     198,974,994       100.0
     9  West  57th  Street
     New  York,  New  York  10019
C.  Robert  Kidder                           369,569 (2)       *
Henry  R.  Kravis  (1)                            --           *
George  R.  Roberts  (1)                          --           *
Scott  M.  Stuart  (1)                            --           *
Alexander  Navab (1)                              --           *
William  H.  Carter                          120,481 (2)       *
Kevin  M.  Kelley                            120,481 (2)       *
Nancy  A.  Reardon                           120,481 (2)       *
William  F.  Stoll,  Jr.                     120,481 (2)       *
All  Directors  and  Executive  Officers
   as  a  group  (2)                         887,637 (2)       *

 * Beneficial ownership does not exceed 1.0% of the respective class of securities.

(1) The Borden Common Stock shown as beneficially owned by KKR Associates is directly held by Borden Holdings, Inc., a Delaware corporation which is wholly owned by BW Holdings, LLC, a Delaware limited liability company, the managing member of which is a limited partnership, of which KKR Associates is the sole general partner and as to which it possesses sole voting and investment power. KKR Associates is also the beneficial owner of 632,000,000 units of BW Holdings, LLC. KKR Associates is a limited partnership of which Messrs. Todd Fisher, Edward A. Gilhuly, Perry Golkin, James H. Greene, Jr., Johannes Huth, Henry R. Kravis, Robert I. MacDonnell, Michael W. Michelson, Alexander Navab, Paul E. Raether, Neil Richardson, George R. Roberts, Scott M. Stuart and Michael T. Tokarz are the general partners. Such persons may be deemed to share beneficial ownership of the shares shown as owned by KKR Associates. The foregoing persons disclaim beneficial ownership of any such shares.
(2) Represents units in BW Holdings, LLC. No director or executive officer owns directly any stock of the Registrant or options to acquire such stock.

ITEM  13.      CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
---------      --------------------------------------------------

All of the Company's common stock is owned by a holding company which is owned by an affiliate of KKR Associates, a New York limited partnership of which Messrs. Todd Fisher, Edward A. Gilhuly, Perry Golkin, James H. Greene, Jr., Johannes Huth, Henry R. Kravis, Robert I. MacDonnell, Michael W. Michelson, Alexander Navab, Paul E. Raether, Neil Richardson, George R. Roberts, Scott M. Stuart and Michael T. Tokarz are the general partners. KKR Associates has sole voting and investment power with respect to such shares. Messrs. Kravis, Roberts, Stuart and Navab are directors of the Company.

KKR renders management, consulting and financial services to the Company and its businesses for an annual fee of $10 million, payable quarterly in arrears. Messrs. Kravis, Roberts, Navab and Stuart are general partners of KKR.

The Company has made a loan to Mr. Carter, Executive Vice President and Chief Financial Officer, in the amount of $375,000, of which $225,000 is secured with a mortgage on his residence. The interest rate applicable to the loan is prime less .25%. As of March 31, 2001, the full amount of the loan was outstanding, plus accrued interest of $18,125.

Pursuant to his terms of employment, Mr. Kelley received a loan from the Company in the amount of $675,000. The principal and accrued interest are payable upon termination of employment, only if such termination occurs prior to April 4, 2002, and only to the extent of amounts not forgiven.

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

     2.     Financial  Statement  Schedules
            -------------------------------

            Report  of  Independent  Auditors  (page  81)

            For  the  three  years  ended  December  31,  2000:
               Schedule  II - Valuation  and  Qualifying  Accounts  (page  82)

     3.    Exhibits  (page  83)

                          INDEPENDENT AUDITORS' REPORT



To  the  Board  of  Directors
and  Shareholders  of  Borden,  Inc.



We have audited the financial statements of Borden, Inc. and subsidiaries as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 9, 2001; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Borden, Inc. and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE  &  TOUCHE  LLP
Columbus,  Ohio


February  9,  2001

     SCHEDULE  II  -  VALUATION  AND  QUALIFYING  ACCOUNTS

                                 Balance             Charged to                        Balance
                                 December 31, 1997   Expense      Write-offs           December 31, 1998
                                 ------------------  -----------  -------------------  ------------------
Allowance for
doubtful accounts                    $  9.4             $ 2.9         $  (1.9)              $  10.4
---------------------------------------------------------------------------------------------------------
                                 Balance             Charged to                        Balance
                                 December 31, 1998   Expense      Write-offs           December 31, 1999
                                 ------------------  -----------  -------------------  ------------------
Allowance for
doubtful accounts                    $ 10.4             $ 3.3         $  (1.9)              $  11.8
---------------------------------------------------------------------------------------------------------
                                 Balance             Charged to                        Balance
                                 December 31, 1999   Expense      Write-offs           December 31, 2000
                                 ------------------  -----------  -------------------  ------------------
Allowance for
doubtful accounts                    $ 11.8             $ 3.8         $  (2.5)              $  13.1
---------------------------------------------------------------------------------------------------------

          3.     Exhibits
                 --------

     Management contracts, compensatory plans and arrangements are listed herein at Exhibits (10)(v) through (10)(xv).

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

          (ii)            By-Laws incorporated  herein by reference from Exhibit
                          (3)(ii)  to  the  September  30,  1996,  Form  10-Q.

        (4)(i) Form of Indenture dated as of January 15, 1983, as supplemented by the First Supplemental Indenture dated as of March 31, 1986, and the Second Supplemental Indenture, dated as of June 26, 1996, relating to the $200,000,000 8-3/8% Sinking Fund Debentures due 2016, incorporated herein by reference from Exhibits (4)(a) and (b) to Amendment No. 1 to Registration Statement on Form S-3, File No. 33-4381 and Exhibit (4)(iv) to the June 30, 1996, Form 10-Q.

          (ii) Form of Indenture dated as of December 15, 1987, as supplemented by the First Supplemental Indenture dated as of December 15, 1987, and the Second Supplemental Indenture dated as of February 1, 1993, and the Third Supplemental Indenture dated as of June 26, 1996, incorporated herein by reference from Exhibits (4)(a) through (d) to Registration Statement on Form S-3, File No. 33-45770, and Exhibit (4)(iii) to the June 30, 1996, Form 10-Q, relating to the following Debentures and Notes:

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

           (ii) Credit Agreement dated as of December 15, 1994 amended and restated as of July 14, 1997, incorporated herein by reference to Exhibit (10)(ii) to the June 30, 1997, Form 10-Q.

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

            (v) Amended and Restated 1996 Unit Incentive Plan for Key Employees of Borden, Inc. and Associated Persons, as of June 29, 1999, incorporated herein by reference to Exhibit (10)(v) to the 1999 Form 10-K Annual Report.

           (vi) Amended and Restated 1996 Unit Incentive Plan for Key Employees of Borden, Inc. and Associated Persons, as of December 31, 2000.

          (vii) 1994 Stock Option Plan incorporated by reference to Exhibit (10)(v) to the 1993 Form 10-K Annual Report.

          (viii) Executive Supplemental Pension Plan Amended and Restated as of January, 1996 incorporated by Reference to Exhibit (10)(xiii) to the 1998 Form 10-K Annual Report.

            (ix)          Advisory   Directors  Plan,  incorporated  herein   by
                          reference  from   Exhibit  (10)(viii)  to   the   1989
                          Form  10-K  Annual  Report.

             (x)          Advisory    Directors    Plan     Trust     Agreement,
                          incorporated  herein   by   reference   from   Exhibit
                          (10)(ix) to the 1988 Form 10-K Annual Report.

            (xi)          Management  Agreements
                          ----------------------

                          (a) Employment Agreement with W. F. Stoll, Jr., dated June 6, 1996, incorporated by reference to Exhibit (10)(vi) to the June 30, 1996 Form 10-Q.

                          (b)  Summary of  Terms  of  Employment  for  Kevin  M.
                               Kelley,  incorporated  herein   by  reference  to
                               Exhibit (10) to the June 30, 1999  Form  10-Q.

           (xii) Executive Perquisite Benefits Plan dated January 1, 1996, incorporated by reference to Exhibit (10)(xxiv) to the 1995 Form 10-K Annual Report.

           (xiii)         Consulting   Agreement   dated   August    21,   1995,
                          incorporated  herein   by  reference  to  Exhibit (10)
                          to  the  September  30, 1995 Form 10-Q.

            (xiv) 1999 Management Incentive Plan for Borden Capital Management Partners, incorporated herein by reference To Exhibit (10)(xvi) to the 1999 Form 10-K Annual Report.

            (xv) 2000 Management Incentive Plan for Borden Capital Management Partners.

            (21)          Subsidiaries  of  Registrant.

         (23)(i)          Accountants'  Consent.


4.  Financial  Statement  Schedules
    -------------------------------

    The following is the separate financial statements of Foods Holdings filed in accordance with rule 3-10 of Regulation S-X. Foods Holdings is a guarantor of the Company's credit facility and all of the Company's outstanding publicly held debt.

(a) Reports  on  Form  8-K
    ----------------------

No reports on Form 8-K were filed by the Company during the fourth quarter of 2000.

                                  SIGNATURES


     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         BORDEN,  INC.

                         By     /s/  Deborah K. Roche
                                ---------------------
                         Deborah K. Roche, Vice President/General Auditor and Controller
                        (Principal Accounting Officer)

Date:  April 2,  2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on the date set forth above.


Signature                     Title
---------                     -----

/s/  C.  Robert  Kidder       Chairman  of  the  Board  and
------------------------------
(C.  Robert  Kidder)          Chief  Executive  Officer

/s/  Henry  R.  Kravis        Director
------------------------------
(Henry  R.  Kravis)

/s/  George  R.  Roberts      Director
------------------------------
(George  R.  Roberts)

                                                                      EXHIBIT 21
     BORDEN,  INC.,  CONSOLIDATED

     SUBSIDIARIES  OF  REGISTRANT  AS  OF  DECEMBER  31,  2000
     ---------------------------------------------------------

                                             The percentage of   State or other
                                              voting securities  jurisdiction of
                                              owned, or other    incorporation
Subsidiaries  of  Registrant:                 basis of control   or organization
-----------------------------                ------------------  ---------------

BCP  Management,  Inc.                                       100     Delaware
     BCP  Finance  Corporation                               100     Delaware
BDS  Two,  Inc.                                              100     Delaware
BFI  Ltd.,  L.P.                                             100     Delaware
Borden  Chemical  Holdings,  Inc.                           95.5     Delaware
     Borden  Chemical  Canada,  Inc.                         100     Canada
     Borden  Chemical  Investments,  Inc.                    100     Delaware
     Borden  Chemical,  Inc.                                 100     Delaware
          Borden  Chemical  International,  Inc.             100     Delaware
          Melamine  Chemicals,  Inc.                         100     Delaware
              Borden Chemical Foreign Sales Corp. V.I., Inc. 100     US  V.I.
     Borden  Chemical  Philippines,  Inc.                     98     Philippines
     Borden  Chemical  Australia  (Pty.)  Ltd.               100     Australia
          Borden/AEP Australia Superannuation (Pty) Limited  100     Australia
     Borden  Chemical  Holdings  (Panama),  S.A.             100     Panama
          Alba  Quimica  Industria  e  Comercio  Ltda.        99     Brazil
              Alba  Amazonia  S.A.  Industrias  Quimicas    99.9     Brazil
                   Alba  Nordeste  Industrias  Quimica Ltda. 100     Brazil
                   Wenham  Corp.,  S.A.(The)                 100     Uruguay
          Borden  Chemical  (M.)  Sdn.  Bhd.                 100     Malaysia
          Borden  Chemical  Resinas,  Panama,  S.R.L.        100     Panama
          Quimica  Borden  Argentina  S.A.                   100     Argentina
     Borden  Chimie,  S.A.                                    98     France
     Borden  International  Holdings,  Ltd.                  100     UK
          Borden  Chemical  GB,  Ltd.                        100     UK
          Borden  Chemical  U.K.  Limited                    100     UK
              Borden  Bray,  Ltd.                            100     Ireland
     Borden  Chemical  International  Philippines,  Inc.      98     Philippines
     Compania  Quimica  Borden,  S.A.                        100     Panama
     Quimica  Borden  Espana,  S.A.                          100     Spain
          Borden  Division  de  Consumo,  S.A.               100     Spain
     Compania  Quimica  Borden  Ecuatoriana,  S.A.          83.3     Ecuador
     Gun  Ei  Borden  International  Resin  Co.  Ltd.          5     Japan
     Italcolor  S.A.                                         100     Uruguay
Elmer's  Holdings,  Inc.                                    98.5     Delaware
     Elmer's  Products,  Inc.                                100     Delaware
         Elmer's  International,  Inc.                       100     Delaware
              Elmer's  Products  Canada,  Inc.               100     Canada
     Elmer's  Investments,  Inc.                             100     Delaware
     Ross  Products,  Inc.                                   100     Delaware

NOTE: The above subsidiaries have been included in Borden's Consolidated Financial Statements on a consolidated or equity basis as appropriate. The names of certain subsidiaries, active and inactive, included in the Consolidated Financial Statements and of certain other subsidiaries not included therein are omitted since when considered in the aggregate as a single subsidiary they do not constitute a significant subsidiary.

                                                                     EXHIBIT  21
                                     BORDEN,  INC.
     The following entities are included in the combined businesses as of December 31, 2000, but not included in the Registrant

                                          The  percentage  of
                                           voting  securities
                                          owned,  or  other     State or other
                                          basis  of  control   jurisdiction of
                                          by  its  immediate    incorporation/
Affiliates  of  Registrant                       parent           organization
--------------------------                  --------------      -------------

Borden  Foods  Holdings  Corporation                 100         Delaware
Borden  Foods  Corporation                           100         Delaware
     Aunt  Millie's  Sauces,  Inc.                   100         New  York
     Albadoro  S.p.A.                                100         Italy
        Monder  Aliment  S.p.A.                      100         Italy
     BF  Foods  International  Corp.                 100         Delaware
           Borden  Company  Limited,  The            100         Ireland
             Borden  Foods  Limited                  100         Ireland
           Borden  Exports  Limited                  100         Ireland
        Borden  International  (Europe)  Ltd.        100         Delaware
        BF  Andina  Ltda                             100         Colombia
          BFC  (Alisa)  SDAD  LtdA.                  100         Panama
          BFC  (Colombia)  S.A.                      100         Panama
              BF  (Colombia)  LLC                    100         Delaware
     BFC  One  Corporation                           100         Delaware
      Borden  Foods  International  Corp.            100         Delaware
          Borden  Foods  Canada  Corporation         100         Canada
      Borden  Foods  World  Trade  Corporation       100         Ohio
      Borden  International,  Inc.                   100         Delaware
      Borden International Foods (Asia-Pacific) Ltd. 100         Hong  Kong
Borden  Redevelopment  Corp.                         100         Missouri
International  Gourmet  Specialties  Company         100         New  Jersey
Prince  Company,  Inc.,  The                         100         Massachusetts

                                                            Exhibit  10(vi)

                              AMENDED AND RESTATED
                            1996 UNIT INCENTIVE PLAN
                              FOR KEY EMPLOYEES OF
                       BORDEN, INC. AND ASSOCIATED PERSONS
                              AS OF  DECEMBER, 2000
1. Purpose  of  Plan
   -----------------
This Amended and Restated 1996 Unit Incentive Plan for Key Employees of Borden, Inc. and Associated Persons (the "Plan") is designed:
     (a) to promote the long term financial interests and growth of Borden, Inc. (the "Corporation") and its Associated Persons by attracting and retaining management personnel with the training, experience and ability to enable them to make a substantial contribution to the success of the Corporation's business;
     (b) to motivate management personnel by means of growth-related incentives to achieve long range goals; and
     (c) to further the identity of interests of Participants with those of the direct and indirect equityholders of the Corporation through opportunities to participate in increased value of, or distributions by, the Corporation and/or its Associated Persons.

2. Definitions
   -----------
As  used  in  the  Plan,  the following words shall have the following meanings:
     (a)     "Associated Person"  shall  mean  any  Subsidiary of  BW  Holdings,
             -------------------
             including, without limitation, the Corporation, or any Subsidiary of the Corporation, and any other entity designated by the Board of Directors, which may include, without limitation, a successor to BW Holdings.
     (b)     "BW  Holdings" shall mean BW Holdings,  LLC,  a  Delaware  limited
             --------------
             liability company.
     (c)     "BW  Holdings Unit" shall mean a unit of limited liability company
             -------------------
             interest  in  BW  Holdings.
     (d)     "Board   of  Directors"  means  the  Board  of  Directors  of  the
             -----------------------
             Corporation.
     (e)     "Committee"  means  the  Compensation  Committee  of  the Board of
             -----------
             Directors.
     (f)     "Employee"  means  a  person, including an officer, in the regular
             ----------
             full-time employment of the Corporation or one of its Associated Persons who, in the opinion of the Committee, is, or is expected
             to  be,  primarily  responsible for  the  management,  growth   or
             protection of some part or all of the business of the Corporation or its Associated Persons.
     (g)     "Equivalent Company" shall mean any Person so  designated  by  the
             --------------------
             Committee that, at the relevant time, owns or operates, directly or indirectly, substantially all of the business and assets of BW Holdings and its Subsidiaries.
     (h)     "Exchange  Act"  means  the Securities  Exchange  Act of 1934,  as
             ---------------
             amended.
     (i)     "Fair Value" means such value of a BW  Holdings  Unit  or  similar
             ------------
             ownership   interest  in   an  Equivalent  Company  as  determined
             in  accordance  with  any applicable  resolutions  or  regulations
             of  the  Committee  in   effect   at   the  relevant time  and  in
             accordance  with  the  provisions  of  a  Grant  Agreement.
     (j)     "Grant"  means  an  award made to a Participant  pursuant  to  the
             -------
             Plan   and   described   in   Paragraph   5,   including,  without
             limitation,  an   award  of  a  BW   Holdings  Unit  Option,  Unit
             Appreciation Right, Purchase BW Holdings Unit or Other Unit-Based Grant, or any combination of the foregoing.

     (k)     "Grant  Agreement"  means  an  agreement  between  the Corporation
             ------------------
             and a Participant that sets forth the terms, conditions and limitations applicable to a Grant.
     (l)     "Participant"  means  an Employee selected to participate  in  the
             -------------
             Plan by the Committee in its sole discretion and to whom one or more Grants have been made and such Grants have not all been forfeited or terminated under the Plan; provided, however, a
                                                         --------   -------
             non-employee director of the Corporation or one of its Associated Persons may not be a Participant.
     (m)     "Subsidiary"  means  any  corporation, partnership or other entity
             ------------
             in an unbroken chain of corporations, partnerships or other entities beginning with BW Holdings if each of the corporations, partnerships or other entities, or group of commonly controlled corporations, partnerships or other entities other than the last corporation, partnership or other entity in the unbroken chain then owns 50% or more of the voting stock or other ownership interests in one of the other corporations, partnerships or other entities in such chain.

3. Administration  of  Plan
   ------------------------
     (a) The Plan shall be administered by the Committee. The Committee may adopt its own rules of procedure, and the action of a majority of the Committee, taken at a meeting or taken without a meeting by a writing signed by such majority, shall constitute action by the Committee. The Committee shall have the power and authority to administer, construe and interpret the Plan, to make rules for carrying it out and to make changes in such rules. Any such interpretations, rules and administration shall be consistent with the basic purposes of the Plan.
    (b) The Committee may delegate to the Chief Executive Officer and to other senior officers of the Corporation its duties under the
             Plan subject to such conditions and limitations as the Committee shall prescribe, except that only the Committee may designate and make Grants to Participants who are subject to Section 16 of the Exchange Act at the time of such Grant.
    (c) The Committee may employ attorneys, consultants, accountants, appraisers, brokers or other persons. The Committee, the Corporation, and the officers and directors of the Corporation shall be entitled to rely upon the advice, opinions or valuations of any such persons. All actions taken and all interpretations and determinations made by the Committee in good faith shall be final and binding upon all Participants, the Corporation and all other interested persons. No member of the Committee or the Board of Directors, or the board of directors or similar management body of any Associated Person, and none of the Corporation, BW Holdings, any Associated Person or any affiliate of any thereof shall be liable (personally or otherwise) for any action, determination or interpretation made in good faith with respect to the Plan or the Grants, and all such persons shall be fully protected by the Corporation with respect to any such action, determination or interpretation.

4. Eligibility
   -----------
The Committee may from time to time make Grants under the Plan to such Employees and in such form having such terms, conditions and limitations as the Committee may determine in its sole discretion. No Grants may be made under this Plan to non-employee directors of Corporation or any of its Subsidiaries. Grants may be granted singly, in combination or in tandem. The terms, conditions and limitations of each Grant under the Plan shall be set forth in a Grant Agreement, in a form approved by the Committee, consistent, however, with the terms of the Plan; provided, however, such Grant Agreement shall contain
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

5. Grants
   ------
From time to time, the Committee will determine the forms and amounts of Grants for Participants. Such Grants may take the following forms in the Committee's sole discretion:

           (a) BW  Holdings Unit Options - These  are  options  to  purchase  BW
               ------------------------
        Holdings Units. At the time of the Grant the Committee shall determine, and shall have contained in the Grant Agreement or other Plan rules, the option exercise period, the option exercise price, and such other conditions or restrictions on the grant or exercise of the option as the Committee deems appropriate, which may include the requirement that the grant of options is predicated on the acquisition of Purchase BW Holdings Units by the optionee.

           (b) Unit Appreciation Rights - These  are  rights  that  entitle  the
               ------------------------
        holder to receive payments from time to time from the Corporation in amounts and at times corresponding to the amounts and times when distributions on the BW Holdings Units are made and/or in amounts determined based on the relative values of a BW Holdings Unit at the time of payment and at the time of Grant, as specified in a Grant Agreement. Generally, Unit Appreciation Rights will provide for payments by the Corporation when the aggregate distributions on each BW Holdings Unit exceeds a trigger price specified in the Grant Agreement. The Committee, in the Grant Agreement or by the other Plan rules, may impose such conditions or restrictions on the Unit Appreciation Rights, may provide for the conversion of the Unit Appreciation Rights into BW Holdings Units, or options to purchase BW Holdings Units or other ownership interests in BW Holdings or any Associated Person, and may provide for such other terms and conditions applicable to the Unit Appreciation Rights as it deems appropriate. Unit Appreciation Rights may also be called "UARs" in a Grant Agreement.

           (c) Purchase BW Holdings Unit - Purchase BW  Holdings  Units  are  BW
               -------------------------
        Holdings Units offered to a Participant at such price as determined by the Committee, the acquisition of which will make him eligible to receive Grants under the Plan; provided, however, that the price of
                                        ---------  -------
        such Purchase BW Holdings Units may not be less than 50% of the fair market value (as determined by the Committee) of the BW Holdings Units on the date such Purchase BW Holdings Units are offered.

           (d) Other  Unit-Based Grants - The Committee may make   other  Grants
               ------------------------
        under the Plan pursuant to which BW Holdings Units (or similar ownership interests of an Equivalent Company) are or may in the future be acquired, or payments are or may in the future be made, in each case, based on the performance or value of the Corporation and its Associated Persons. The Committee, in the Grant Agreement or by other Plan rules, may impose such conditions or restrictions on any such Grant as it deems appropriate, consistent with the purposes of the Plan. Such Other Unit-Based Grants may include, without limitation, appreciation rights providing for payments to the Employee when a specified value of the Units is achieved relative to a value specified at the time of the Grant in the Grant Agreement.

6. Limitations  and  Conditions
   ----------------------------
           (a) The number of BW Holdings Units available for Grants under this Plan, and the number of such Units on which Grants under this Plan may be based, shall be 1,157,057, but may be increased or decreased (but in be event decreased to a number lower than the number of BW Holdings Units theretofore granted or with respect to which Grants theretofore Have been made under the Plan), by the Committee in its sole discretion. Unless restricted by applicable law, the number of BW Holdings Units related to Grants that are forfeited, terminated, cancelled or expire shall immediately become available for Grants.
           (b) No Grants shall be made under the Plan beyond ten years after the effective date of the Plan, but the terms of Grants made on or before the expiration thereof may extend beyond such expiration. At the time a Grant is made or amended or the terms or conditions of a Grant are changed, the Committee may provide for limitations or conditions  on  such  Grant.
           (c) Nothing contained herein shall affect the right of the Corporation to terminate any Participant's employment at any time or for any reason.

           (d) Deferrals of Grant payouts may   be   provided   for, at the sole
        discretion of  the  Committee,  in  the  Grant  Agreements.

           (e) Except as otherwise prescribed by the Committee, the amounts of the Grants for any employee of a Subsidiary, along with interest, dividend and other expenses accrued on deferred Grants shall be charged to the Participant's employer during the period for which the Grant is made. If the Participant is employed by more than one Subsidiary or by both the Corporation and a Subsidiary during the period for which the Grant is made, the Participant's Grant and related expenses will be allocated between the companies employing the Participant in a manner prescribed by the Committee.
           (f) Other than as specifically provided with regard to the death of a Participant, no Grant or right to payment in respect thereof under the Plan shall be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance or charge, and any attempt to do so shall be void. No Grant or right to payment in respect thereof shall, prior to receipt thereof by the Participant, be in any manner liable for or subject to the debts, contracts, liabilities, engagements or torts of the Participant.
        Notwithstanding the foregoing, the Committee may, in its discretion, authorize all or a portion of the options or UARs to be granted to an optionee to be on terms which permit transfer by such optionee to (1) the spouse, children or grandchildren of the optionee ("Immediate Family Members"), (ii) a trust or trusts for the exclusive benefit of such Immediate Family Members, or (iii) a partnership or other entity in which such Immediate Family members are the only partners, members or beneficiaries, provided that, (x)
                                                             --------  ----
        the  option  agreement  pursuant   to  which  such options  are  granted
        must be approved by the Committee, and must expressly provide for transferability in a manner consistent with this Section, (y) subsequent transfers of transferred options shall be prohibited except transfers by will or by the applicable laws of this Plan. Following transfer, any such options shall continue to be subject to the same terms and conditions as were applicable immediately prior to transfer.
           (g) Participants shall not be, and shall not have any of the rights or privileges of, members of BW Holdings or equity holders in any Associated Person in respect of any BW Holdings Units or interests in an Associated Person purchasable in connection with any Grant unless and until such Participant is registered as the owner thereof and, if applicable, certificates representing any such BW Holdings Units or such other interests have been issued by BW Holdings or such Associated Person to such Participants.
           (h) No election as to benefits or exercise of BW Holdings Unit Options, Unit Appreciation Rights or other rights may be made during a Participant's Lifetime by anyone other than the Participant except by a legal representative appointed for or by the Participant.
           (i) Absent express provisions to the contrary, any grant under this Plan shall not be deemed compensation for purposes of computing benefits or contributions under any retirement plan of the Corporation or its Subsidiaries and shall not affect any benefits under any other benefit plan of any kind or subsequently in effect under which the availability or amount of benefits is related to level of compensation. This Plan is not a "Retirement Plan" or "Welfare Plan" under the Employee Retirement Income Security Act of 1974, as amended.
           (j) Unless the Committee determines otherwise, no benefit or promise under the Plan shall be secured by any specific assets of the Corporation or any of its Subsidiaries, nor shall any assets of the Corporation or any of its Subsidiaries be designated as attributable or allocated to the satisfaction of the Corporation's obligations under the Plan.

7. Transfers  and  Leaves  of  Absence
   -----------------------------------
For purposes of the Plan, unless the Committee determines otherwise: (a) a transfer of a Participant's employment without an intervening period of separation among the Corporation and any Associated Person shall not be deemed a termination of employment, and (b) a Participant who is granted in writing a leave of absence shall be deemed to have remained in the employ of the Corporation during such leave of absence.

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

9. Merger, Consolidation,  Exchange,  Acquisition,  Liquidation  or  Dissolution
   -----------------------------------------------------------------------------
In its absolute discretion, and on such terms and conditions as it deems appropriate, coincident with or after the grant of any BW Holdings Unit Option, Unit Appreciation Right or any Other Unit-Based Grant, the Committee may provide that such BW Holdings Unit Option, Unit Appreciation Right or Other Unit-Based Grant cannot be exercised or triggered after the merger or consolidation of BW Holdings or the Corporation into another corporation, the exchange of all or substantially all of the assets of BW Holdings or the Corporation for the securities of another corporation, the sale of all or substantially all the assets of BW Holdings or the Corporation, the acquisition by another corporation of 80% or more of BW Holdings' or the Corporation's then outstanding units or shares of voting stock or the recapitalization, reclassification, liquidation or dissolution of BW Holdings or the Corporation, and if the Committee so provides, it shall, on such terms and conditions as it deems appropriate in its absolute discretion, also provide, either by the terms of such BW Holdings Unit Option, Unit Appreciation Right or Other Unit-Based Grant or by a resolution adopted prior to the occurrence of such merger, consolidation, exchange, acquisition, recapitalization, reclassification, liquidation or dissolution, that, for some period of time prior to such event, such BW Holdings Unit Option, Unit Appreciation Right or Other Unit-Based Grant shall be exercisable or able to be triggered as to all units or shares subject thereto, notwithstanding anything to the contrary herein (but subject to the provisions of Paragraph 6(b)) and that, upon the occurrence of such event, such BW Holdings Unit Option, Unit Appreciation Right or Other Unit-Based Grant shall terminate and be of no further force or effect; provided, however, that the Committee may also provide,
                         --------  -------
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

10. Amendment  and  Termination
    ---------------------------
The Committee shall have the authority to make such amendments to any terms and conditions applicable to outstanding Grants as are consistent with this Plan provided that, except for adjustments under Paragraph 8 or 9 hereof, no such action shall modify such Grant in a manner adverse to the Participant without the Participant's consent except as such modification is provided for or contemplated in the terms of the Grant.

The Board of Directors may amend, suspend or terminate the Plan except that no such action, other than an action under Paragraph 8 or 9 hereof, may be taken which would decrease the exercise price or trigger price of outstanding BW Holdings Unit Options or Unit Appreciation Rights, change the requirements relating to the Committee or extend the term of the Plan.

11. Foreign  Options  and  Rights
    -----------------------------
The Committee may make Grants to Employees who are subject to the laws of nations other than the United States, which Grants may have terms and conditions that differ from the terms thereof as provided elsewhere in the Plan for the purpose of complying with foreign laws.

12. Withholding  Taxes
    ------------------
The Corporation shall have the right to deduct from any cash payment made under the Plan any federal, state or local income or other taxes required by law to be withheld with respect to such payment. It shall be a condition to the obligation of the Corporation to deliver BW Holdings Units upon exercise of a BW

Holdings Unit Option or exercise or settlement of any Other Unit-Based Grant that the Participant pay to the Corporation such amount as may be requested by the Corporation for the purpose of satisfying any liability for such withholding taxes. Any Grant Agreement may (but is not required to) provide that the Participant may elect, in accordance with any conditions set forth in such Grant Agreement, to satisfy a portion or all of such withholding taxes in the form of a reduced payment by the Corporation (including by reducing the number of BW
Holdings  Units  to  be  received  upon  exercise of a BW Holdings Unit Option).

13. Effective  Date  and  Termination  Dates
    ----------------------------------------
The Plan shall be effective on and as of the date of its approval by the stockholders of the Corporation and no further grants shall be made under the plan after ten years from such date.

                                 BORDEN CAPITAL
                               MANAGEMENT PARTNERS




                               2000 INCENTIVE PLAN
                                    OVERVIEW

                                TABLE OF CONTENTS




PERFORMANCE HAS ITS REWARDS. . . . . . . . . . . . . .   97

SUMMARY OF HOW THE INCENTIVE PLAN WORKS. . . . . . . .   98

PLAN PARTICIPATION . . . . . . . . . . . . . . . . . .   99
Who's Eligible . . . . . . . . . . . . . . . . . . . .   99
Target Award . . . . . . . . . . . . . . . . . . . . .   99

ESTABLISHING PERFORMANCE TARGETS . . . . . . . . . . .   99
Financial Target . . . . . . . . . . . . . . . . . . .  100
Operating EBITDA . . . . . . . . . . . . . . . . . . .  100
Performance Objectives . . . . . . . . . . . . . . . .  101
Company Objectives . . . . . . . . . . . . . . . . . .  101
Individual Performance Objectives. . . . . . . . . . .  101

DETERMINING THE INCENTIVE AWARD. . . . . . . . . . . .  102
Determine BWHLLC's Operating EBITDA. . . . . . . . . .  102
Determine BCMP's Overall Performance Rating Against
   Objectives and Total Award Pool . . . . . . . . . .  102
The Incentive Award Table. . . . . . . . . . . . . . .  102
Determine Your Individual Performance Rating and Award  104

LEAVING THE PLAN . . . . . . . . . . . . . . . . . . .  104
If You Leave the Borden Family of Companies. . . . . .  104
If you Retire, Die or Become Disabled. . . . . . . . .  104
If You Transfer. . . . . . . . . . . . . . . . . . . .  104

TAXES. . . . . . . . . . . . . . . . . . . . . . . . .  105

FOCUS ON PERFORMANCE . . . . . . . . . . . . . . . . .  105

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

The 2000 Incentive Plan bases its rewards in part on the financial measure called EBITDA - Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA is a powerful financial tool for letting us know how we're doing in managing the business for profitable growth. The other important factors in the incentive plan are BCMP performance against overall goals and your performance against individual performance objectives.

This document explains the basics of the Borden Capital Management Partners Incentive Plan. Please read it carefully so you'll understand how the Plan ties your compensation to your performance.

                    SUMMARY OF HOW THE INCENTIVE PLAN WORKS

-------------------------------------------------------------------------------------------------------

YOU PARTICIPATE IN THE PLAN                   - You meet the eligibility criteria.
                                              - Your target award is established.



WE WORK HARD THROUGHOUT THE YEAR TO           -  We strive to achieve and exceed the goals we set for
INCREASE EBITDA.                                 ourselves and the company.

THE YEAR ENDS AND THE BOOKS CLOSE.            -  BWHLLC's EBITDA is compared to the EBITDA
                                                 Target.

                                              -  Using a rating system, the company and you will be
                                                 rated on performance against objectives.

                                              -  Ratings increase when we achieve our super goals or
                                                 perform at an extraordinary level.

                                              -  You will receive an award early the following year as
                                                 long as EBITDA results are above minimum target
                                                 and your performance meets certain minimum
                                                 requirements.

YOU MAY RECEIVE AN AWARD FROM THE PLAN.       -  The amount awarded depends on numerous factors,
                                                 including the year's EBITDA achievement and
                                                 performance ratings for the company and you.*
-------------------------------------------------------------------------------------------------------

*All awards payable from the Incentive Plan are subject to the approval and discretion of the CEO and the Borden, Inc. Board of Directors.

                               PLAN PARTICIPATION

                                 WHO'S ELIGIBLE

All associates employed by Borden Capital Management Partners beginning on January 1, 2000, or hired during the year prior to October 1, 2000, will be eligible to participate in the Incentive Plan. There is no eligibility waiting period.


                                  TARGET AWARD

The Incentive Plan is designed to generate a certain level of additional income for you when the annual EBITDA Target and performance objectives are met. That amount is called your TARGET AWARD. The Target Award depends on your band within the BCMP organizational chart shown below.

BAND                                                    INCENTIVE TARGET %
---------------------------------------------------------------------------
Band G                       Partners                       60%+
Band F                      Principals                    40 - 60%
Band E                  Engagement Managers               20 - 40%
Band D                     Consultants                    15 - 25%
Band C                       Analysts                       10%
Band B                    Administrators                   5 - 10%
Band A               Administrative Assistants               5%

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

----------------------------------------
FINANCIAL TARGET  PERFORMANCE OBJECTIVES
----------------  ----------------------

BW Holdings, LLC    - Company
Operating EBITDA    - Individual
----------------------------------------

                                FINANCIAL TARGET

OPERATING  EBITDA

The financial measure chosen for BCMP's 2000 Incentive Plan is EBITDA, or Earnings Before Interest, Taxes, Depreciation and Amortization.

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

The 2000 EBITDA Target has been set at $406,600 million, with a positive and negative swing (explained later) of $81,320 million. This creates an overall range from $325,280 million ($406,600 - $81,320) to $487,920 million ($406,600 +
$81,320).

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

COMPANY  OBJECTIVES

To help meet the overall EBITDA Target, the Partners will articulate certain business objectives and super goals with more potential organizational impact than others. While associates are accountable for achieving all objectives, high impact objectives should receive the most focus. As with financial objectives, performance objectives may be revised due to changing business needs.

INDIVIDUAL  PERFORMANCE  OBJECTIVES

Each year, you will be asked to develop a list of your individual performance objectives for the coming year. The defined objectives should support the objectives of the company.

You will also set super goals for yourself. These are measurements for specific objectives that are considered extraordinary for your level.
--------------------------------------------------------------------------------
Tips  on  how  to  write  "aligned  objectives"

-     Align  objectives  to  BCMP  objectives  whenever  possible.

-     Determine  how  objectives  could  support  a  part  of  a BCMP objective.

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

                  STEP 1.  DETERMINE BWHLLC'S OPERATING EBITDA

This leads us to a total Incentive Award to be shared by all BCMP associates. Actual 2000 EBITDA performance will be compared to the 2000 financial performance range ($325,280 million to $487,920 million). Financial performance must exceed $325,280 million in order for incentive payments to be made. Target Incentive Awards will be paid if the EBITDA target of $406,600 million is achieved.

          STEP 2.  DETERMINE BCMP'S OVERALL PERFORMANCE RATING AGAINST
                         OBJECTIVES AND TOTAL AWARD POOL

At the end of each year, the Board of Directors will assess BCMP's performance against objectives and assign an overall rating using the following scale:

                               PERFORMANCE RATINGS

---------------------------------------------------------------------------------------------------------------
1.0                     1.5           2.0         2.5       3.0          3.5     4.0       4.5        5.0
MEETS NO                 -       MEETS 50% OF      -        MEETS         -      MEETS       -        MEETS
OBJECTIVES                        OBJECTIVES              OBJECTIVES           OBJECTIVES           OBJECTIVES
                                                                                & 50% OF            & ALL SUPER
                                                                              SUPER GOALS              GOALS
---------------------------------------------------------------------------------------------------------------

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

Each $16.3 million ($81.3 / 5) increase or decrease in actual 2000 EBITDA over or under the EBITDA Target moves you one row higher or lower on the table, and the Incentive Award will increase or decrease as shown. If actual EBITDA performance falls between two rows, the incentive award will be determined using a proportional increase or decrease.

If EBITDA exceeds the high end of the range, Incentive Awards continue to rise following the established pattern. Below the bottom of the range, however, no Incentive Awards are paid.

                              PERCENTAGE OF TARGET

----------------------------------------------------------------------

BWHLLC
------
EBITDA
------
487.9M              0%  50%  100%  150%  200%  250%  300%  350%  400%
                   --   ---  ----  ----  ----  ----  ----  ----  ----
                    0%  50%  100%  140%  180%  200%  250%  300%  350%
                   --   ---  ----  ----  ----  ----  ----  ----  ----
                    0%  50%  100%  130%  160%  170%  200%  250%  300%
                   --   ---  ----  ----  ----  ----  ----  ----  ----
                    0%  50%  100%  120%  140%  150%  160%  200%  250%
                   --   ---  ----  ----  ----  ----  ----  ----  ----
                    0%  50%  100%  110%  120%  130%  140%  150%  200%
                   --   ---  ----  ----  ----  ----  ----  ----  ----
                                       TARGET
                                       ------
406.6M              0%  40%   80%   90%  100%  110%  120%  130%  150%
                   --   ---  ----  ----  ----  ----  ----  ----  ----
                    0%  35%   70%   80%   90%  100%  110%  120%  138%
                   --   ---  ----  ----  ----  ----  ----  ----  ----
                    0%  30%   60%   70%   80%   90%  100%  110%  126%
                   --   ---  ----  ----  ----  ----  ----  ----  ----
                    0%  25%   50%   60%   70%   80%   90%  100%  114%
                   --   ---  ----  ----  ----  ----  ----  ----  ----
                    0%  20%   40%   50%   60%   70%   80%   90%  102%
                   --   ---  ----  ----  ----  ----  ----  ----  ----
$325.3M             0%  15%   30%   40%   50%   60%   70%   80%   90%
                   --   ---  ----  ----  ----  ----  ----  ----  ----
----------------------------------------------------------------------

-------------------------------------------------------------------------------

       1.0     1.5     2.0     2.5     3.0     3.5     4.0     4.5     5.0
    MEETS NO    -   MEETS 50%   -      MEETS    -     MEETS     -     MEETS
   OBJECTIVES     OF OBJECTIVES     OBJECTIVES    OBJECTIVES &     OBJECTIVES &
                                                    50% of          ALL SUPER
                                                  SUPER GOALS         GOALS
-------------------------------------------------------------------------------
                               PERFORMANCE RATINGS
-------------------------------------------------------------------------------

EXAMPLE:  DETERMINING  BCMP'S  TOTAL  INCENTIVE  AWARD

Let's  look  at  a  few  examples to see how to apply the Incentive Award Table.

EXAMPLE A: Assume that BWHLLC's 2000 EBITDA Target of $406.6 million is met exactly. The company is then evaluated based on its objectives and receives a
3.0 rating. Using the chart, the total award from the Incentive Plan would be 100% of the Target Award.

EXAMPLE B: Now let's say that BWHLLC exceeds the EBITDA Target by achieving $439.2 million in 2000. Remember that the swing has been set at $81.3 million, creating plus or minus increments of $16.3 million. Again using the table, the $32.6 million EBITDA achievement over Target ($439.2 - $406.6) elevates the award exactly two rows above the Target EBITDA. The company's 3.0 rating would result in a total award of 140% of the Target Award.

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

Your overall performance rating will be compared to the Incentive Award table to determine your individual incentive award. Remember that the overall financial performance continues to determine which row of the table is used. The total of individual awards may not exceed the total BCMP award pool created by the combination of BWHLLC financial performance and BCMP's overall performance against objectives.

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

Using Example B, BWHLLC financial performance exceeds EBITDA Target with a BCMP performance against objectives rating of 3.0 which generates a pool of 140% of target. Your individual rating is 4.0 and by using the chart your award is 160% or $6,400 total payments may not exceed the available pool.

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

                          INDEPENDENT AUDITORS' CONSENT



We consent to the incorporation by reference in Registration Statement No. 33-57577 of Borden, Inc. on Form S-3 of our reports for each of Borden, Inc., Borden, Inc. and Affiliates, and Borden Foods Holdings Corporation each dated February 9, 2001, appearing in this Annual Report on Form 10-K of Borden, Inc. for the year ended December 31, 2000.



DELOITTE  &  TOUCHE  LLP
Columbus,  Ohio


March 30,  2001

BORDEN  FOODS  HOLDINGS  CORPORATION

CONSOLIDATED  FINANCIAL  STATEMENTS
AS OF DECEMBER 31, 2000 AND 1999
AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2000














































































                                            BFH1

                          INDEPENDENT AUDITORS' REPORT



To  the  Board  of  Directors
     And  Shareholder  of  Borden  Foods  Holdings  Corporation


We have audited the accompanying consolidated balance sheets of Borden Foods Holdings Corporation and subsidiaries (a wholly owned subsidiary of Borden Foods Holdings, LLC) as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholder's equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Borden Foods Holdings Corporation and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE  &  TOUCHE  LLP


Columbus,  Ohio
February  9,  2001














































                                            BFH2

-----------------------------------------------------------------------------------------------
CONSOLIDATED  STATEMENTS  OF  OPERATIONS

BORDEN  FOODS  HOLDINGS  CORPORATION

      (In thousands, except per share and share amounts)          Year ended December 31,

                                                                 2000       1999        1998
-----------------------------------------------------------------------------------------------
Net sales                                                     $ 570,659   $547,934   $ 706,088
Cost of goods sold                                              284,671    264,012     393,062
                                                              ----------  ---------  ----------

Gross margin                                                    285,988    283,922     313,026
                                                              ----------  ---------  ----------

Distribution expense                                             44,030     42,650      44,947
Marketing expense                                               214,935    198,693     211,430
General & administrative expense                                 67,656     51,959      69,185
Gain on divestiture of businesses                                (4,848)   (46,938)   (243,845)
Business realignment expense                                      5,737          -       9,003
                                                              ----------  ---------  ----------

Operating income (loss)                                         (41,522)    37,558     222,306
                                                              ----------  ---------  ----------

Interest expense                                                    233        486       2,475
Interest income                                                 (16,496)   (15,820)    (20,293)
Other (income) expense, net                                           -       (332)      2,013
                                                              ----------  ---------  ----------

Income (loss) before income taxes and cumulative
   effect of accounting change                                  (25,259)    53,224     238,111
Income tax expense                                                5,529     11,050      54,175
                                                              ----------  ---------  ----------

Income (loss) before cumulative effect of accounting change     (30,788)    42,174     183,936
Cumulative effect of accounting change, net of tax                    -     (2,806)          -
                                                              ----------  ---------  ----------

Net income (loss)                                               (30,788)    39,368     183,936

Affiliate's share of income                                         (66)    (5,098)   (142,033)
                                                              ----------  ---------  ----------

Net income (loss) applicable to common shares                 $ (30,854)  $ 34,270   $  41,903
                                                              ==========  =========  ==========

Per Share Data
--------------
Basic and diluted earnings (loss) per common share
   before cumulative effect of accounting change              $(308,540)  $370,760   $ 419,030
Cumulative effect of accounting change per common share               -    (28,060)          -
                                                              ----------  ---------  ----------

Net basic and diluted earnings (loss) per common share        $(308,540)  $342,700   $ 419,030
                                                              ==========  =========  ==========

Average number of common shares outstanding
  during the year                                                   100        100         100
-----------------------------------------------------------------------------------------------


See  accompanying  Notes  to  the  Consolidated  Financial  Statements.

















                                            BFH3

--------------------------------------------------------------------------------
CONSOLIDATED  BALANCE  SHEETS

BORDEN  FOODS  HOLDINGS  CORPORATION

(In  thousands)

                                                               December 31,
ASSETS                                                      2000         1999
--------------------------------------------------------------------------------
  CURRENT ASSETS
    Cash and equivalents                                   $ 222,374  $ 266,825
    Accounts receivable (less allowance for doubtful
      accounts of $787 and $1,317, respectively)              51,126     55,201
    Inventories:
      Finished and in-process goods                           46,531     48,066
      Raw materials and supplies                              28,608     30,089
    Deferred income taxes                                      9,584     15,383
    Other current assets                                       8,243     11,793
                                                           ---------  ---------
                                                             366,466    427,357


  OTHER ASSETS                                                 7,461     10,819


  PROPERTY AND EQUIPMENT
    Land                                                       9,586      9,542
    Buildings                                                 43,362     41,790
    Machinery and equipment                                  224,937    189,652
                                                           ---------  ---------
                                                             277,885    240,984
    Less accumulated depreciation                            (88,062)   (64,462)
                                                           ---------  ---------
                                                             189,823    176,522

  INTANGIBLES, NET
    Goodwill                                                  10,692     11,006
    Trademarks and other intangibles                         105,464    108,496
                                                           ---------  ---------
                                                             116,156    119,502
                                                           ---------  ---------

  TOTAL ASSETS                                             $ 679,906  $ 734,200
                                                           =========  =========


See  accompanying  Notes  to  the  Consolidated  Financial  Statements.

































                                            BFH4

----------------------------------------------------------------------------
CONSOLIDATED  BALANCE  SHEETS

BORDEN  FOODS  HOLDINGS  CORPORATION

(In  thousands,  except  per  share  and  share  amounts)

                                                         December 31,
LIABILITIES AND SHAREHOLDER'S EQUITY                  2000         1999
----------------------------------------------------------------------------
  CURRENT LIABILITIES
    Accounts and drafts payable                       $ 39,823   $ 46,858
    Accrued customer allowances                         12,093     17,781
    Income taxes payable                                 8,000     11,640
    Current maturities of long-term debt                   369        346
    Current obligations under capital lease                252          -
    Loans due to affiliates                              3,029      2,513
    Other current liabilities                           27,817     46,845
                                                      --------   --------
                                                        91,383    125,983

  OTHER LIABILITIES
    Long-term debt                                       2,529      3,033
    Long-term obligations under capital lease            2,770          -
    Deferred income taxes                                6,203     34,585
    Other long-term liabilities                         56,609     36,314
                                                      --------   --------
                                                        68,111     73,932

  COMMITMENTS AND CONTINGENCIES (SEE NOTE 16)

  SHAREHOLDER'S EQUITY
    Common stock - $0.01 par value; 100 shares
      authorized, issued, and outstanding                    -          -
    Paid in capital                                    423,104    405,817
    Shareholder's investment in affiliates              66,338     66,272
    Retained earnings                                   34,470     65,324
    Accumulated translation adjustments                 (3,500)    (3,128)
                                                      --------   --------
                                                       520,412    534,285
                                                      --------   --------

  TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY          $679,906   $734,200
                                                      ========   ========
-------------------------------------------------------------------------


See  accompanying  Notes  to  the  Consolidated  Financial  Statements.

































                                            BFH5

-----------------------------------------------------------------------------------------------------
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

BORDEN  FOODS  HOLDINGS  CORPORATION


(In thousands)                                                           Year ended December 31,
                                                                       2000        1999        1998
-----------------------------------------------------------------------------------------------------
  CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
    Net income (loss)                                               $  (30,788)  $ 39,368   $ 183,936
    Adjustments to reconcile net income (loss) to
     net cash from (used in) operating activities:
      Depreciation                                                      27,599     17,614      13,422
      Amortization                                                       3,606      3,754       3,887
      Deferred tax (benefit) expense                                    (5,295)    19,387      11,301
      Gain on divestiture of businesses                                 (4,848)   (46,938)   (243,845)
      Business realignment expense                                       5,737          -       9,003
    Net change in assets and liabilities:
      Trade receivables                                                  4,075     (7,862)     49,564
      Inventories                                                        3,016    (14,111)     21,394
      Trade payables                                                    (7,035)    (8,989)    (16,600)
      Accrued customer allowances                                       (5,688)    (1,819)    (11,006)
      Current tax payable                                               (3,640)     6,183     (24,912)
      Other current assets and liabilities                             (11,991)   (17,602)    (70,653)
      Other long-term assets and liabilities                            22,444     11,734      (6,927)
      Other, net                                                         4,859       (180)      7,248
                                                                   -----------  ---------  ----------
                                                                         2,051        539     (74,188)
                                                                   -----------  ---------  ----------

  CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES
    Capital expenditures                                               (46,781)   (58,190)    (37,952)
    Proceeds from the sale of fixed assets                                 161      4,466      15,852
    Proceeds from the divestiture of businesses                              -     23,571     733,226
                                                                   -----------  ---------  ----------
                                                                       (46,620)   (30,153)    711,126
                                                                   -----------  ---------  ----------

  CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
    Net short-term debt payments                                          (346)    (6,178)    (15,263)
    Proceeds (repayment) of loans due to affiliates                        516      2,513     (27,914)
    Repayment of long-term debt due to affiliates                           -           -     (47,616)
    Repayment of long-term debt                                            (16)         -      (2,572)
    Repayment of capital lease obligations                                 (36)         -           -
    Distribution to affiliate                                                -          -    (272,205)
                                                                   -----------  ---------  ----------
                                                                           118     (3,665)   (365,570)
                                                                   -----------  ---------  ----------

  (DECREASE) INCREASE IN CASH AND EQUIVALENTS                          (44,451)   (33,279)    271,368

  CASH AND EQUIVALENTS AT BEGINNING
    OF YEAR                                                            266,825    300,104      28,736
                                                                   -----------  ---------  ----------

  CASH AND EQUIVALENTS AT END
    OF YEAR                                                        $   222,374   $266,825   $ 300,104
                                                                   ===========  =========  ==========

See  accompanying  Notes  to  the  Consolidated  Financial  Statements.




















                                            BFH6

---------------------------------------------------------------------------------------------------------
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (CONTINUED)

BORDEN  FOODS  HOLDINGS  CORPORATION

(In thousands)                                                            For the year ended December 31,
                                                                             2000         1999      1998
---------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid:
    Interest                                                             $       172   $    493   $ 3,619
    Income taxes, net of refunds                                              (1,268)   (25,264)   67,614

---------------------------------------------------------------------------------------------------------


See  accompanying  Notes  to  the  Consolidated  Financial  Statements.































































                                            BFH7

-----------------------------------------------------------------------------------------------------------------
CONSOLIDATED  STATEMENTS  OF  SHAREHOLDER'S  EQUITY

BORDEN  FOODS  HOLDINGS  CORPORATION

(In  thousands)
                                           ----------------------------------------------------------------------
                                                         Shareholder's    Retained    Accumulated
                                              Paid in     Investment      Earnings    Translation
                                              Capital    in Affiliates    (Deficit)   Adjustments         Total
-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                $  401,057     $  203,297     $ (10,849)    $  (43,639)     $ 549,866
-----------------------------------------------------------------------------------------------------------------
Net income                                                                  183,936                       183,936
Foreign currency translation adjustments                                                    (4,409)        (4,409)
Reclassification adjustment                                                                 39,942         39,942
                                                                                                   --------------
COMPREHENSIVE INCOME                                                                                 $    219,469
                                                                                                   ==============
Reallocation of consideration to BFC
  from Investment LP                            12,301        (12,301)                                          -
Affiliate's share of income                                   142,033      (142,033)                            -
Distribution to affiliate                                    (272,205)                                   (272,205)
Decrease in tax basis related to adjustment
  of purchase price allocation                 (24,314)                                                   (24,314)
Contribution from affiliate                      1,944                                                      1,944
-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                $  390,988     $   60,824     $  31,054     $   (8,106)  $    474,760
-----------------------------------------------------------------------------------------------------------------

Net income                                                                   39,368                        39,368
Foreign currency translation adjustments                                                     4,696          4,696
Reclassification adjustment                                                                    282            282
                                                                                                  ---------------
COMPREHENSIVE INCOME                                                                                 $     44,346
                                                                                                  ===============
Affiliate's share of income                                     5,098        (5,098)                            -
Increase in tax basis related to adjustment
  of purchase price allocation and other        14,829            350                                      15,179
-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                $  405,817    $    66,272     $  65,324     $   (3,128)  $    534,285
-----------------------------------------------------------------------------------------------------------------

Net loss                                                                    (30,788)                      (30,788)
Foreign currency translation adjustments                                                      (372)          (372)
                                                                                                  ---------------
COMPREHENSIVE INCOME                                                                                 $    (31,160)
                                                                                                  ===============
Affiliate's share of income                                        66           (66)                            -
Increase in tax basis related to adjustment
  of purchase price allocation                  17,287                                                     17,287
-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                $  423,104    $    66,338     $  34,470     $   (3,500)  $    520,412
-----------------------------------------------------------------------------------------------------------------
See accompanying Notes to the Consolidated Financial Statements.


























                                            BFH8

BORDEN  FOODS  HOLDINGS  CORPORATION
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Dollars  in  thousands)


1.  BACKGROUND  AND  BASIS  OF  PRESENTATION

In 1994, Borden, Inc. ("Borden") entered into an agreement providing for the acquisition ("Acquisition") of all of Borden's outstanding common stock by affiliates of Kohlberg Kravis Roberts & Co. ("KKR"). The Acquisition was completed on March 14, 1995. Borden, a public registrant as a result of public debt that was outstanding prior to the Acquisition, elected not to apply push down accounting in its consolidated financial statements and, as such, Borden's consolidated and combined financial statements are reported on Borden's historical cost basis. The accompanying consolidated financial statements have been prepared on a purchase accounting basis from the date of KKR's acquisition of Borden, and include the accounts of all majority-owned subsidiaries including Borden Foods Corporation ("BFC") and BFC Investments, LP (the "Investment LP"). All significant intercompany transactions have been eliminated.

In 1996, Borden, in a taxable transaction, sold certain food businesses and certain trademarks to Borden Foods Holdings Corporation ("Foods Holdings" or the "Company"). The purchase price was based on a third party valuation. There was no change in the book basis of assets and liabilities because the sale was between related parties and Borden's principal stockholders will continue to control the Company. Within the terms of the sale, Foods Holdings has fully and unconditionally guaranteed obligations under Borden's Credit Agreement and all of Borden's publicly held debt on a pari passu basis (see Note 9). As a result of this financial guarantee and in accordance with Regulation S-X rule 3-10, Borden is required to include in its filings with the Securities and Exchange
Commission separate financial statements for Foods Holdings as if it were a registrant.

Foods Holdings, a wholly owned subsidiary of Borden Foods Holdings, LLC ("LLC"), owns approximately 98% of BFC; the remaining interest in BFC is owned directly by the LLC. In connection with the formation of Foods Holdings, the LLC transferred notes to Foods Holdings in exchange for 100 shares of common stock. Foods Holdings used the notes to acquire a 98% interest in BFC. LLC directly contributed cash to BFC in exchange for the remaining 2% interest in BFC.

In a series of transactions in 1996 and 1997, BFC purchased a majority interest in Investment LP and LLC acquired the remaining minority interest in Investment LP. At such time, Investment LP transferred certain consideration to Borden in exchange for Foods' trademarks. The portion of BFC and Investment LP directly owned by LLC is recorded in Shareholder's Investment in Affiliates.


2.  NATURE  OF  OPERATIONS

The Company is a leading producer and marketer of a variety of food products worldwide, including pasta, pasta sauce, bouillon, dry soups and shelf stable meals. At December 31, 2000, the Company's operations included 8 production facilities, 4 of which are located in the United States. The remaining facilities are located in Canada and Italy.































                                            BFH9

3.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

USE OF ESTIMATES - The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in the accompanying financial statements are the accruals for trade and consumer promotions, reserves for expenses on businesses sold, allocation of tax basis between Investment LP and the Company, litigation, general insurance liabilities, and employee benefit plan liabilities. Actual results could differ from those estimates.

REVENUE RECOGNITION - Net sales are recognized when products are shipped and title transfers to customers. Reserves for estimated returns, allowances, consumer discounts and trade discounts are established when revenues are recognized.

SHIPPING AND HANDLING - Shipping costs are incurred to physically move the Company's products from the production or storage facility to the customer. Handling costs are incurred from the point the products are removed from inventory until they are provided to the shipper and generally include costs to store, move and prepare the products for shipment. The Company incurred shipping costs of $16,414, $14,492 and $15,713 in 2000, 1999 and 1998,
respectively. Due to the nature of the Company's operations, handling costs incurred prior to shipment are not significant. These costs are classified as distribution expense in the Consolidated Statement of Operations.

ADVERTISING AND PROMOTION COSTS - Production costs of future media advertising are expensed on the first air-date or print release date of the advertising. All other advertising costs are charged to marketing expense as incurred. Advertising costs were $21,497, $14,156 and $10,130 in 2000, 1999 and 1998, respectively. Promotion costs are generally expensed when the related products are shipped. Promotion costs with written contracts are expensed over the life of the contract in accordance with performance measures. Promotion expense was $151,023, $142,829 and $152,037 in 2000, 1999 and 1998, respectively.

RESEARCH AND DEVELOPMENT COSTS - Significant funds are committed to the research and development of new, innovative products that are expected to contribute to operating profits in future years. All costs associated with research and development are charged to expense as incurred. Research and development costs were $18,725, $19,235 and $18,643 in 2000, 1999 and 1998, respectively.

CASH AND EQUIVALENTS - Cash and equivalents consist of highly liquid investments
purchased  with an original maturity of three months or less.   Included in cash
equivalents  are  overnight  investments  with  Borden  (see  Note  7).

INVENTORIES - Inventories are stated at the lower of cost or market with cost being determined using the average cost and first-in, first-out methods.

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




























                                            BFH10

INTANGIBLES - The excess of purchase price over the value of net tangible assets of businesses acquired is carried as intangibles in the consolidated balance sheets. Goodwill is amortized on a straight-line basis over not more than 40 years, while trademarks and patents are amortized on a straight-line basis over the shorter of their legal or useful lives. Accumulated amortization of intangibles was $21,230 and $17,624 at December 31, 2000 and 1999, respectively.

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

FOREIGN CURRENCY TRANSLATIONS - The local currency is the functional currency for international subsidiaries and, as such, assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Income and expenses are translated at average exchange rates prevailing during the year. Translation adjustments resulting from changes in exchange rates are reported as a separate component of shareholder's equity. The Company realized net foreign exchange losses of $197 and $1,773 in 2000 and 1998, respectively, and a net foreign exchange gain of $1,820 in 1999.

RECLASSIFICATION ADJUSTMENTS WITHIN COMPREHENSIVE INCOME - Adjustments shall be made to reflect comprehensive income items that are included in net income during the current period. The reclassification adjustments represent the accumulated translation adjustment recognized on the sale of Denmark Foods in 1999 and on the sale of KLIM and Belgium Foods businesses in 1998.

DERIVATIVE FINANCIAL INSTRUMENTS - The Company uses foreign exchange forward contracts to reduce its exposure to market risks from changes in foreign exchange rates. In accordance with current accounting standards, gains and losses arising from forward contracts that hedge future transactions are deferred until the related transactions occur. Those arising from forward contracts that hedge existing transactions (i.e., outstanding payables denominated in foreign currency), are recorded currently in income and offset the gains and losses that occur as exchange rates change. The Company does not hold or issue derivatives for speculative trading purposes.

CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, marketable securities, and accounts receivable. The Company places its temporary cash investments with Borden and its affiliates. Concentrations of credit risk with respect to accounts receivable are limited, due to the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographies. The Company generally does not require collateral or other security to support customer receivables.

UNITS AND UNIT APPRECIATION RIGHTS ("UAR") - The Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation," which was adopted for disclosure only. As permitted by SFAS No. 123, the Company will continue to apply its current accounting policy of the intrinsic value method under Accounting Principles Board Opinion No. 25 and will include the additional disclosures required by SFAS No. 123.






















                                            BFH11

PER SHARE INFORMATION - Basic and diluted earnings or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the year.

RECENTLY ISSUED ACCOUNTING STATEMENTS - In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for change in fair value of a derivative depends on the intended use of the derivative and the resulting designation. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded as an adjustment in Shareholder's Equity through comprehensive income and are recognized in the income statement when the hedged item affects earnings. In 1999, FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement deferred the effective date of SFAS No. 133 to the Company's fiscal quarters and fiscal years beginning January 1, 2001. The Company adopted SFAS No. 133 effective January 1, 2001 and recorded a pre-tax transition adjustment of $380 in other expense for marking foreign exchange forward contracts to fair value (see Note 14). The Company elected not to apply hedge accounting to these contracts because they are marked to market through earnings at the same time that the exposed assets and liabilities are remeasured through earnings.

In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on the capitalization of costs incurred for computer software developed or obtained for internal use. The Company adopted SOP 98-1 on a prospective basis as of January 1, 1999, with an estimated impact of approximately $1,325 in costs being capitalized in 1999 that would have been expensed prior to adoption.

Also in 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 requires the costs of opening a new facility, introducing a new product or service, conducting business in a new market, or similar start-up activities be expensed as incurred. Amounts previously capitalized are to be expensed and reported as a cumulative effect of a change in accounting principle in the year of adoption. Accordingly, the Company adopted SOP 98-5 in 1999 and reported a charge of $2,806 (net of tax benefit of $1,794) to write-off amounts previously capitalized.

In 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The Company adopted SAB No. 101 as of December 31, 2000 with no significant impact on the consolidated financial statements.

In 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives", which addresses the recognition, measurement and income statement classification for sales incentives offered to customers. Although this EITF is not effective until June 30, 2001, registrants who do not elect to adopt early are subject to the disclosure requirements as of December 31, 2000. Upon adoption, certain promotion costs of $79,976, $72,449 and $80,546 for the years ended 2000, 1999 and 1998, respectively, will be reclassified from marketing expense to net sales. The Company will continue recognizing a liability for sales incentives at the later of the date at which the related revenue is recorded or the date at which the sales incentive is offered in compliance with the consensus reached on this Issue.



















                                            BFH12

RECLASSIFICATION - Certain prior year amounts have been reclassified to conform to the 2000 presentation.

4.  BUSINESS  REALIGNMENT

Restructuring  of  Aligned  Businesses
--------------------------------------
Prior to 1998, the Company recorded pre-tax charges, primarily for severance, pension settlements and other employee related benefits, for the closure of certain pasta plants. In 1998, the loss was decreased by $2,646, as net proceeds from the sale of facilities were greater than previously estimated. The sale of these facilities, as well as the machinery and equipment, generated proceeds of $2,424 and $15,892 in 1999 and 1998, respectively.

In 1998, the Company announced the closing of the Tolleson, Arizona pasta plant due to the consolidation of production into other pasta facilities and recorded pre-tax charges of $16,300. These charges included (a) $8,195 non-cash charge to write down the facility to its net realizable value, (b) $6,118 fair market value adjustment of an inventory purchase commitment (recorded in cost of goods sold), and (c) $1,987 for severance, pension settlements and other employee related benefits. No reserve amounts remained in other current liabilities as December 31, 1999.

In 2000, the Company recorded charges of $5,737 to implement a workforce reduction plan. The workforce reduction plan was put into place to take advantage of the efficiencies generated from the implementation of enterprise-wide information technology systems in 1999 and work process redesign. The plan is expected to reduce ongoing general and administrative expenses and plant overhead costs. As of December 31, 2000, reserves of $3,737 primarily for severance remained in other current liabilities.

Divested  Unaligned  Businesses
-------------------------------
Prior to 1998, the Company announced its intention to sell certain businesses, which were not considered to be aligned with its grain-based meal solution strategy. Among the unaligned businesses were the milk powder, sweetened condensed milk, reconstituted lemon juice, candy popcorn and processed cheese businesses.

On December 31, 1997, the Company completed the sale of the domestic Cracker Jack candy popcorn business to Recot, Inc., a subsidiary of Frito-Lay which is a Texas based unit of PepsiCo, Inc., and the domestic FunCheese business to Mid-America Dairymen, Inc., a dairy marketing co-op headquartered in Missouri.

On January 24, 1998, the Company completed the sale of the Signature Flavor business to Eagle Family Foods, Inc. a newly formed entity managed by GE Investments and Warburg, Pincus & Co. LLC. Signature Flavor grocery brands included Eagle Brand, Cremora, ReaLemon, Kava, and None Such.

On February 12, 1998, the Company completed the sale of the KLIM business, including the KLIM milk powder business in Latin America and Asia, the non-dairy coffee creamer operations in South Africa and the ice cream business in Puerto Rico, to Nestle, S.A. An estimated after tax loss from the sale was recorded in 1997. In 1999, the Company received additional proceeds of $9,476 for working capital settlements on the sale of KLIM, of which $8,400 was included in other receivables as of December 31, 1998.

On May 22, 1998, the Company completed the sale of Borden Foods Puerto Rico, Inc., a Puerto Rican foods distributor. The Company also completed the sale of Belgium Foods to Meroso Invest N.V. on November 13, 1998.

























                                            BFH13

On April 30, 1999, the Company sold the milk powder business located in China to Royal Numico. The Company had previously elected to exit the milk powder business and sold significant KLIM operations, excluding China, to Nestle, S.A. in 1998. At that time, the Company established divestiture reserves of $4,289 for costs to close operations in China, and recorded $12,794 to write-down assets to estimated net realizable value. As a result of the sale, certain remaining liabilities for closure costs of $3,112 were no longer required.

On July 14, 1999, the Company completed the sale of the chocolate milk business located in Denmark.

The proceeds, gains and taxes related to the divestitures in 2000, 1999 and 1998 were as follows:

-----------------------------------------------------------------------------

DIVESTED BUSINESS                 PROCEEDS            PRE-TAX GAIN (LOSS)
-----------------                 --------            ------------------

                               1999       1998       2000      1999      1998
                           --------------------------------------------------
Cracker Jack & FunCheese                                             $  7,385
Signature Flavor                       $376,500   $  4,278            209,447
KLIM                       $  9,767     339,882        570  $34,549    32,700
China                         7,112                          10,838
Borden Foods Puerto Rico                  8,844                          (683)
Belgium Foods                             8,000                        (5,004)
Denmark Foods                 6,692                           1,551
                           --------------------------------------------------
     TOTAL                 $ 23,571    $733,226   $  4,848  $46,938  $243,845
                           ---------  ---------
                                    TAX EXPENSE     (9,906)  (7,831)  (55,247)
                                                 ----------------------------
                          AFTER TAX GAIN (LOSS)    $(5,058) $39,107  $188,598
                                                 ============================
-----------------------------------------------------------------------------

In 2000, additional income taxes were provided for anticipated liabilities on divestitures related to open tax years.

The unaligned businesses generated a combined operating income of $1,896 from net sales of $11,067 in 1999 and a combined operating loss of $323 from net sales of $119,802 in 1998.

During 1998, the Company established reserves of $134,811 for work-force reductions, closure of facilities, selling and legal fees, contract terminations, transition services and other costs related to the divestiture of unaligned businesses. Of this amount, $19,317 related to non-cash charges associated with remaining assets to be sold.

In 1999, the Company reduced current liabilities by $37,159, which included $3,112 related to closing operations in China, for the resolution of divestiture related severance and lower than expected exit costs. The Company also reduced current liabilities by $4,848 in 2000 due to lower than expected exit costs.



























                                            BFH14

Activities related to divestiture reserves during 2000 and 1999, which were recorded as other current liabilities and other long-term liabilities, were as follows:

--------------------------------------------------------------------------------------------
                                                     Business &      Selling,
                                    Work-Force      Contractual       Legal &
                                   Reductions(1)   Obligations(2)    Other(3)        TOTAL
                                  ----------------------------------------------------------

Balance at December 31, 1998          $7,110         $35,071          $19,711      $61,892

Utilized                              (3,529)         (4,608)          (5,638)     (13,775)
Other(4)                              (2,230)        (22,193)         (12,736)     (37,159)
                                  ----------------------------------------------------------

Balance at December 31, 1999          $1,351          $8,270           $1,337      $10,958

Utilized                              (1,351)         (2,199)            (663)      (4,213)
Other(4)                                   -          (4,217)            (631)      (4,848)
                                  ----------------------------------------------------------

Balance at December 31, 2000          $    -          $1,854           $   43       $1,897
                                  ==========================================================
--------------------------------------------------------------------------------------------

(1)  Includes  severance  and  other  employee  related  benefits.
(2)  Includes  charges  related  to  the  termination  of  leases,  distributor arrangements,  and  other  contractual  agreements.
(3)  Includes selling and legal fees, facility closings, and other miscellaneous costs.
(4)  Changes  in  estimates.
--------------------------------------------------------------------------------------------

5.  AFFILIATE'S  SHARE  OF  INCOME

In accordance with Investment LP's limited partnership agreement with the Company and LLC, the first allocation of a trademark gain is to the Company's priority return, which is a return of 10% per annum, cumulative and compounded annually on the Company's net capital contributions. The allocation of the remaining gain, computed on a tax basis, is 10% to the Company and 90% to LLC. After giving effect to all special allocations specified by the partnership agreement, net income or loss shall be allocated to the partners in proportion to their respective percentage interests.

LLC was allocated an affiliate's share of income (see accompanying consolidated statements of operations) of $66, $5,098 and $142,033 in 2000, 1999 and 1998,
respectively. In 1998, a $272,205 distribution of a portion of the sale proceeds from the divestitures of the candy popcorn, domestic processed cheese, Signature Flavor Belgium Foods and KLIM businesses was made to LLC.


6.  CHANGE  IN  ACCOUNTING  ESTIMATE

The Company reduced accruals corresponding to trade spending by approximately $5,700 during 1998. These accruals had been provided in earlier years for anticipated customer settlements in the ordinary course of business. Due to a concerted effort to improve the management of trade spending, the settlements were significantly lower than management had previously estimated. The income recognized for the change in estimates is included in marketing expense.






















                                            BFH15

7.  RELATED  PARTIES

Borden and a subsidiary of Borden provide certain administrative services to the Company at negotiated fees. These services include processing of payroll, active and retiree group insurance claims, securing insurance coverage for catastrophic claims, and information systems support. The Company reimburses the Borden subsidiary for payments for general disbursements and post-employment benefit claims. The amount owed by the Company for reimbursement of payments, services and other costs was $211 and $789 at December 31, 2000 and 1999, respectively.

During the first quarter of 2000, the subsidiary of Borden was sold to a third party. The third party continues to provide services that include processing of payroll, active and retiree group insurance claims, and securing insurance coverage for catastrophic claims. Subsequent to the sale of the subsidiary, fees for these services were no longer considered affiliate charges.

Also, as eligible U.S. employees are provided employee pension benefits under the Borden domestic pension plan and can participate in the Borden retirement savings plan, the Company provides Borden with contributions for these benefits, certain of which are determined by Borden's actuary (see Note 12). In 2000, Borden charged the Company $4,039 for retiree postretirement benefits associated with certain sold or closed plants.

The following summarizes the affiliate charges and reimbursements in 2000, 1999 and 1998:

--------------------------------------------------------

                                  Year ended December 31,
                               -------------------------

                                  2000     1999     1998
                                -------  -------  ------
Employee benefits               $8,086   $2,803   $3,365
Group and general insurance        626    4,732    4,688
Administrative services          3,983   12,151   12,984
                                -------  -------  ------
                               $12,695  $19,686  $21,037
                               =======  =======  =======
--------------------------------------------------------


The Company performs certain administrative services on behalf of other Borden affiliates. These services include customer service, purchasing and quality assurance. The Company charged these affiliates $732, $765, and $1,122 for such services in 2000, 1999 and 1998, respectively. The receivable for these services was $146 and $972 at December 31, 2000 and 1999, respectively.

The Company invests cash with Borden. The Company's investment balance was $206,963 and $234,550 at December 31, 2000 and 1999, respectively. The funds are invested overnight earning a rate set by Borden that generally approximates money market rates. The Company earned interest income of $15,001, $14,753 and $19,423 on these funds during 2000, 1999 and 1998, respectively. Amounts receivable for interest were $789 and $1,861 at December 31, 2000 and 1999, respectively.

Borden continues to provide executive, financial and strategic management to the Company for which it charges an annual fee of $1,000.























                                            BFH16

8.  DEBT

Debt  outstanding  at  December  31,  2000  and 1999 consisted of the following:

--------------------------------------------------------------------------------------------

                                                       2000                    1999
                                               ----------------------- ---------------------
                                                               Due                    Due
                                                 Long-       within       Long-      within
                                                 term       one year      term     one year
                                               --------- ------------- ---------- ----------
Loans due to affiliates (see Note 9)                         $3,029                 $ 2,513
Foreign bank loans at 3%                        $   195          35     $    263        346
Industrial Revenue Bonds (non-interest bearing)   2,334         334        2,770
                                               --------- ------------- ---------- ----------
  Total debt                                    $ 2,529      $3,398     $  3,033   $  2,859
                                               ========= ============= ========== ==========
--------------------------------------------------------------------------------------------

Maturities  of  debt  for  the  next  five  years and thereafter are as follows:

--------------------------------------------------------------------------------------------
                                        2001         $3,398
                                        2002            375
                                        2003            715
                                        2004            719
                                        2005            388
                                        Thereafter      332
                                                     -------
                                                     $5,927
                                                     =======
--------------------------------------------------------------------------------------------

9.  AFFILIATED  CREDIT  FACILITIES

In 1999, the Company borrowed funds from LLC for use in operations. At December 31, 2000 and 1999, loans payable to LLC were $3,029 and $2,513 carrying a variable interest rate of approximately 7.25% and 5.70%, respectively. Interest payable to LLC was $328 and $112 as of December 31, 2000 and 1999, respectively.

The Company had entered into consecutive loan agreements to borrow funds up to $10,000 in 2000 and $50,000 in 1999 from Borden with a maturity date of December 31, 2000. Borrowings with three days notice and outstanding at least 30 days incurred interest at Borden's cost of funds for 30 day LIBOR plus 0.25%. Same day borrowings incurred interest at the prime rate. There was no outstanding balance under the loan facility as of December 31, 2000 and 1999. The Company did not extend the loan agreement beyond December 31, 2000. A nominal commitment fee based on a variable rate tied to Borden's leverage was charged on the unused portion of the loan facility.

The Company has fully and unconditionally guaranteed obligations under Borden's Credit Agreement and all of Borden's publicly held debt on a pari passu basis. Borden's Credit Agreement provides a line of credit up to $809,000 under a five-year revolver maturing July 13, 2002. Borden's outstanding credit facility and public borrowings amounted to approximately $530,530 and $547,745 at December 31, 2000 and 1999, respectively.

In connection with this guarantee, the Company charges Borden an annual fee of $1,050. As an affiliated guarantor, the Company's liability shall not exceed the greater of its outstanding affiliated borrowings or 95% of its adjusted net assets while Borden or any other obligated parties have obligations outstanding.














                                            BFH17

The Credit Agreement, as amended, contains covenants that significantly limit or prohibit, among other things, Borden and its affiliated guarantors and its subsidiaries' ability to incur indebtedness, make prepayments of certain indebtedness, pay dividends, engage in transactions with affiliates, create liens, make changes in its business or control of the Company, sell assets, engage in mergers and consolidations, and use proceeds from asset sales and certain debt and equity issuances. In addition, the Credit Agreement requires that Borden and its affiliate guarantors limit its capital expenditures to certain specified amounts and maintain other financial ratios, including a minimum ratio of adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) to interest expense and a maximum ratio of total debt to EBITDA.


10.  LEASES

The Company leases under operating lease agreements certain buildings, forklifts and vehicles, and subleases office space from Borden. In 2000, the Company entered into a capital lease for certain manufacturing equipment through 2005, with an option to renew for five more years. The Company has agreed to provide payments based on unit production until the equipment costs are fully recovered. Upon expiration or termination of this agreement for any cause other than for special reasons, the Company shall pay for any unrecovered costs of equipment at such time.

The future minimum lease payments under capital and operating leases for the years ending December 31 are as follows:

-----------------------------------------------------------------------------------------------------
                                                                          Operating Leases

                                                     Capital Lease     Affiliated     Non-Affiliated
                                                    ---------------   ------------   ----------------
     2001                                               $   475         $  1,456         $   803
     2002                                                   475            1,456             653
     2003                                                   475            1,185             582
     2004                                                   475                -             479
     2005                                                   475                -             382
     Thereafter                                           3,432                -             310
                                                    ---------------   ------------   ----------------
     Total minimum operating
       lease payments                                   $ 5,807         $  4,097        $  3,209
                                                                      ============   ================
     Less amounts representing
       interest at 6.75%                                  2,785
                                                    ---------------
     Present value of future minimum
       capital lease payments                             3,022
     Less current obligations under
       capital lease                                        252
                                                    ---------------
     Long-term obligations under
       capital lease                                   $ 2,770
                                                    ===============
-----------------------------------------------------------------------------------------------------

Total rental expense for operating leases was $2,869, $4,214 and $4,232 for 2000, 1999 and 1998, respectively, which includes $1,573, $1,987 and $1,747 for affiliated leases.





















                                            BFH18

11.  INCOME  TAXES

In 1996, Borden, in a taxable transaction, sold certain food businesses and certain trademarks to the Company. There was no change in the book basis of the assets and liabilities because the sale was between related parties and Borden's principal stockholders will continue to control the Company. Since inception, certain adjustments have been made to the initial capitalization and tax basis. In 1998, the initial capitalization and tax basis was reallocated from BFC to Investment LP, both consolidated subsidiaries, resulting in additional domestic tax basis. The Company recognized additional basis in 1999 upon the legal conveyance of Canadian Foods assets from a subsidiary of Borden. In 2000, Borden's 1996/1997 IRS audit settlement resulted in additional tax basis for the Company. However, the additional domestic tax basis resulted in an increase in deferred tax assets and Shareholder's Equity of $7,802 for the three years ended December 31, 2000 in accordance with Emerging Issues Task Force 94-10, "Accounting by a Company for the Income Tax Effects of Transactions among or with Its Shareholders under FASB Statement No. 109".

Income tax provision for the years ended December 31, 2000, 1999 and 1998, consisted of the following:

----------------------------------------------------------------------------------------------
                                            2000                  1999                  1998
                                            ----                  ----                  ----
Current:
     Federal                            $  9,735            $   (7,567)            $  32,675
     State  and  local                    (1,250)                 (193)                6,167
     Foreign                               2,339                  (577)                4,032
                                        ---------           -----------            ----------
                                          10,824                (8,337)               42,874
                                        ---------           -----------            ----------
Deferred:
     Federal                            $ (5,077)               13,445                10,361
     State  and  local                      (315)                3,468                 1,740
     Foreign                                  97                 2,474                  (800)
                                        ---------           -----------            ----------
                                          (5,295)               19,387                11,301
                                        ---------           -----------            ----------

                                        $  5,529            $   11,050             $  54,175
                                        =========           ===========            ==========
----------------------------------------------------------------------------------------------
The domestic and foreign components of income (loss) before income taxes were as follows:
----------------------------------------------------------------------------------------------
                                           2000                 1999                   1998
                                           ----                 ----                   ----
     Domestic                           $(30,605)           $   51,455             $  241,604
     Foreign                               5,346                 1,769                 (3,493)
                                        ---------           -----------            ----------
     Total                              $(25,259)           $   53,224             $  238,111
                                        =========           ===========            ==========
----------------------------------------------------------------------------------------------




























                                            BFH19

The following table reconciles the maximum statutory U.S. Federal income tax rate multiplied by income (loss) before taxes to the recorded income tax expense:

--------------------------------------------------------------------------------------------------------
                                                              2000               1999              1998
                                                              ----               ----              ----
     U.S. Federal  income  tax  expense  (benefit)        $ (8,841)          $  18,628        $  83,339
     State income tax expense (benefit), net of Federal     (1,010)              2,129            5,140
     Divestiture  tax differential                           8,015             (10,474)         (39,304)
     Foreign  rate  differentials                              351               1,278            4,454
     Other                                                   7,014                (511)             546
                                                           -------           ---------         --------
     Income  tax  expense                                 $  5,529           $  11,050        $  54,175
                                                           ========          =========         ========
--------------------------------------------------------------------------------------------------------

In 2000, additional income taxes were provided for changes in estimated liabilities on divestitures related to open tax years and resulting from the settlement of the 1996/1997 IRS audit. These amounts are included in divestiture tax differential and other in the above reconciliation.

The Company had $22,209 and $8,954 recorded as other long-term liabilities for income tax liabilities not expected to be settled within one year at December 31, 2000 and 1999, respectively.

Temporary differences, associated with the Company's assets and liabilities, are shown in the table below. Deferred income tax assets and liabilities have been recorded at December 31, 2000 and 1999 as follows:

----------------------------------------------------------------------------------------
                                                                      2000          1999
                                                                      ----          ----
     ASSETS:
         Non-pension post-employment                              $  2,742      $  2,996
         Coupon  accrual                                             1,991         1,885
         Divestiture  reserves                                         740         4,347
         Trademarks  and  other  intangibles                           582             -
         Net  operating  losses  - domestic                          9,252             -
         Net  operating  losses  - foreign                             599         4,427
         Foreign  tax  credits                                       5,795         5,145
         Other                                                       2,991         7,162
                                                                  --------      --------
         Gross deferred  tax  assets                                24,692        25,962
         Valuation  allowance                                         (599)       (4,427)
                                                                  --------      --------
                                                                    24,093        21,535
     LIABILITIES:
         Property and equipment                                     17,557        22,149
         Trademarks  and  other  intangibles                             -        16,608
         Other                                                       3,155         1,980
                                                                  --------      --------
                                                                    20,712        40,737
                                                                  --------      --------

     NET   ASSET  (LIABILITY)                                     $  3,381    $  (19,202)
                                                                  ========      ========
----------------------------------------------------------------------------------------

The Company recorded valuation allowances of $599 and $4,427 at December 31, 2000 and 1999, respectively, for the foreign net operating losses, which expire through 2003, due to uncertainty as to whether the deferred

















                                            BFH20
tax asset is realizable. The decrease from 1999 is due to the utilization and expiration of operating loss carryforwards relating to operations in Italy and Ireland. The foreign tax credits expire in 2003.


12.  PENSION  AND  OTHER  BENEFIT  PLANS

Most employees of the Company participate in foreign and domestic pension plans. For most salaried employees, benefits under these plans generally are based on compensation and credited service. For most hourly employees, benefits under these plans are based on specified amounts per year of credited service.

Pension benefits to eligible U.S. employees are provided under the Borden domestic pension plan to which the Company contributes. This amount is considered to be an amount due to affiliate since Borden retains the legal obligation for these benefits. Amounts payable by the Company for its portion of the net pension liability were $10,862 and $8,776 as of December 31, 2000 and 1999, respectively, which were recorded in other long-term liabilities.

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

The Company also provides certain post-employment benefits, primarily medical and life insurance benefits for long-term disabled employees, to qualified former or inactive employees. The cost of benefits provided to former or inactive employees after employment, but before retirement, are accrued when it is probable that a benefit will be provided. The amounts of such charges are not considered significant.
















































                                            BFH21

A reconciliation of the changes in Borden's domestic pension plan and in the Company's Canadian and domestic postretirement plans' benefit obligations and fair value of assets over the two-year period ended December 31, 2000, and statements of the funded status as of December 31, 2000 and 1999 were as follows:

---------------------------------------------------------------------------------------------------------
                                                              BORDEN
                                                          PENSION BENEFIT              OTHER BENEFITS
                                                         -----------------             ----------------
CHANGE IN BENEFIT OBLIGATION                             2000         1999             2000        1999
                                                      -----------  -----------       ---------  ---------
Benefit obligation at beginning of year                $320,663      $338,984         $8,551      $7,303
Service cost                                              4,123         4,317             41          15
Interest cost                                            22,886        21,433            856         685
Plan participants' contributions                             -             -             334         409
Actuarial loss (gain)                                     7,241       (4,753)            362       1,238
Benefits paid                                           (43,398)     (41,291)         (1,675)     (2,174)
Acquisitions                                              7,395            -              -           -
Divestitures                                            (22,356)           -              -           -
Amendments and other                                       (710)       1,973           3,329      1,075
                                                      -----------------------       --------------------
Benefit obligation at end of year                      $295,844     $320,663         $11,798     $8,551
                                                      -----------------------       --------------------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year         $376,460     $342,706              -           -
Actual returns on plan assets                            66,580       75,045              -           -
Employer contributions                                       -            -           $1,341     $1,765
Plan participants' contributions                             -            -              334        409
Benefits paid                                           (43,398)     (41,291)         (1,675)    (2,174)
Acquisitions                                              8,056           -               -           -
Divestitures                                            (25,856)          -               -           -
                                                      -----------------------       --------------------
Fair value of plan assets at end of year               $381,842     $376,460              $0         $0
                                                      -----------------------       --------------------

FUNDED STATUS
Funded status at end of year                            $85,998      $55,797        $(11,798)   $(8,551)
Unrecognized net actuarial (gain) loss                  (71,773)     (41,553)          1,368      1,021
Unrecognized prior service cost                           4,135        5,314            (661)         -
                                                      -----------------------       --------------------
Prepaid (accrued) benefit cost at end of year           $18,360      $19,558        $(11,091)   $(7,530)
                                                      ==================================================

---------------------------------------------------------------------------------------------------------

The Borden domestic pension plan had an actuarial loss in 2000 due to early settlements of the discounted liability and a change in actuarial assumptions relating to future lump sum settlements.
































                                            BFH22

The assumptions used in the measurement of the benefit obligations of Borden for the domestic pension plan and of the Company for the Canadian and domestic postretirement plans were as follows:

-------------------------------------------------------------------------------------------------------------------
                                                               BORDEN
                                                          PENSION BENEFIT                OTHER BENEFITS
                                                         -----------------               ---------------
WEIGHTED AVERAGE ASSUMPTIONS AS
OF  DECEMBER 31,                                        2000           1999           2000              1999
                                                    -----------     -----------    ---------         ----------
Discount rate                                          7.75%          7.75%     7.75% (6.75% Cdn)  7.75% (6.75% Cdn)
Expected rate of return on plan assets                 8.75%          8.75%           NA                 NA
Rate of compensation increase                          4.75%          4.75%     4.75% (3.75% Cdn)  4.75% (3.75% Cdn)
-------------------------------------------------------------------------------------------------------------------

For measurement purposes, health care costs are assumed to increase 5.75% for pre-65 benefits and increase 9.25% in 2001 grading down gradually to a constant level 5.75% annual increase for post-65 benefits by 2008.

The components of net periodic benefit costs for the Borden domestic pension plan and the Company's Canadian and domestic postretirement plans provided for the years ended December 31, 2000, 1999 and 1998 were as follows:

--------------------------------------------------------------------------------------------------------------
                                                       BORDEN
                                                  PENSION BENEFIT                        OTHER BENEFITS
                                                  ---------------                        --------------
COMPONENTS OF NET PERIODIC BENEFIT COST    2000       1999       1998                2000      1999       1998
                                          --------  ---------  ---------           -------  ---------  -------
Service cost                               $4,123     $4,317     $5,623             $  50     $  15     $  15
Interest cost                              22,886     21,433     24,269               878       685       744
Expected return on plan assets            (26,267)   (27,309)   (26,693)                -         -         -
Amortization of prior service cost            455        391        281                 -         -         -
Recognized net actuarial loss (gain)            -          -          -                16         -        43
Settlement / Curtailment loss (gain)           14          -     (1,419)                -         -      (147)
Other                                           -          -          -                 -     1,160         -
                                          -----------------------------            ---------------------------
Net periodic benefit cost                  $1,211    $(1,168)    $2,061             $ 944    $1,860     $ 655
                                          =============================            ===========================
--------------------------------------------------------------------------------------------------------------

Amounts charged to the Company for participation in the Borden domestic pension plan are actuarially determined and were $2,177, $1,243 and $855 (including a curtailment gain of $905 due to the divestiture of the Signature Flavor business) for the years ended December 31, 2000, 1999 and 1998, respectively.


































                                            BFH23

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rates would have the following effects:

--------------------------------------------------------------------------------------------------------
                                                                  1% INCREASE                1% DECREASE
                                                                --------------               ------------
Effect on total service cost and interest cost components of
  net periodic health care benefit                                  $   42                    $  (38)
Effect on the health care component of the accumulated
  benefit obligation                                                   691                      (623)
--------------------------------------------------------------------------------------------------------

Certain employees of the Company participate in a Canadian pension plan. A reconciliation of the changes in the Canadian pension plan's benefit obligations and fair value of assets over the two-year period ended December 31, 2000, and statements of the funded status as of December 31, 2000 and 1999 were as follows:

--------------------------------------------------------------------------------------------
                                                                              CANADIAN
                                                                          PENSION BENEFIT
                                                                         -----------------
CHANGE IN BENEFIT OBLIGATION                                           2000           1999
                                                                     ----------     --------
Benefit obligation at beginning of year                               $20,530       $20,980
Service cost                                                              370           327
Interest cost                                                           1,263           976
Actuarial gain                                                         (1,036)       (1,608)
Benefits paid                                                          (1,753)       (1,275)
Amendments                                                                  -            58
Adjustment for change in exchange rates                                  (915)        1,072
                                                                     -----------------------
Benefit obligation at end of year                                     $18,459       $20,530
                                                                     -----------------------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year                        $25,088       $23,526
Actual returns on plan assets                                           4,923           539
Benefits paid                                                          (1,753)       (1,275)
Employer contributions                                                    322         1,095
Adjustment for change in exchange rates                                (1,251)        1,203
                                                                     -----------------------
Fair value of plan assets at end of year                              $27,329       $25,088
                                                                     -----------------------
FUNDED STATUS
Funded status at end of year                                           $8,870        $4,558
Unrecognized net actuarial (gain) loss                                 (2,214)        1,870
Unrecognized prior service cost                                            50             5
                                                                     -----------------------
Prepaid benefit cost at end of year                                    $6,706        $6,433
                                                                     =======================
--------------------------------------------------------------------------------------------




























                                            BFH24

The assumptions used in the measurement of the Company's benefit obligation for the Canadian pension plan were as follows:

-------------------------------------------------------------------------------------------
                                                                           CANADIAN
                                                                      PENSION BENEFIT
                                                                      ----------------
WEIGHTED AVERAGE ASSUMPTIONS AS OF
DECEMBER 31,                                                            2000        1999
                                                                    -----------  ---------
Discount rate                                                          6.75%        6.75%
Expected rate of return on plan assets                                 7.75%        7.75%
Rate of compensation increase                                          3.75%        3.75%
-------------------------------------------------------------------------------------------

The components of net periodic benefit costs for the Company's Canadian pension plan for the years ended December 31, 2000, 1999 and 1998 were as follows:

-----------------------------------------------------------------------------------------------------
                                                                          CANADIAN
                                                                       PENSION BENEFIT
                                                                      -----------------
COMPONENTS OF NET PERIODIC BENEFIT                              2000            1999          1998
                                                             ----------       ---------     --------
Service cost                                                  $  370           $  437        $  369
Interest cost                                                  1,263            1,302         1,090
Expected return on plan assets                                (1,899)          (1,918)       (1,676)
Amortization of prior service cost                                 6                6             1
                                                             ----------      ----------    ---------
Net periodic benefit                                          $ (260)          $ (173)       $ (216)
                                                             =======================================
-----------------------------------------------------------------------------------------------------

Certain employees of the Company participate in other international pension plans. These other international pension plans have not been included in the notes to the consolidated financial statements as they are not significant.

Most employees not covered by one of the above plans are covered by collectively bargained agreements, which are generally effective for five years. Under federal pension law, there would be continuing liability to these pension trusts if Borden or the Company ceased all or most participation in such trusts, and under certain other specified conditions. Charges to the Company for payments to pension trusts on behalf of employees not covered by Borden plans were not considered significant.

The Company has certain other benefit and severance plans that are accrued when payment is probable that a benefit will be provided and amounts can be reasonably estimated.


13.  RETIREMENT  SAVINGS  PLAN

Eligible salaried and hourly non-bargaining U.S. employees of the Company may contribute to a Borden sponsored retirement savings plan. The Company provides a 50% matching contribution up to 5% of an
























                                            BFH25
employee's pay (7% for certain longer service salaried employees). Amounts incurred by the Company for matching contributions were $1,063, $1,125 and $1,522 for the years ended December 31, 2000, 1999 and 1998, respectively.


14.     FINANCIAL  INSTRUMENTS

Due to its foreign operations, the Company is exposed to foreign exchange risk on transactions, which are denominated in a currency other than the operating unit's functional currency. To reduce this exposure, the Company closely monitors its foreign currency cash flow transactions and enters into foreign exchange forward contracts, whenever economically feasible, to buy and sell foreign currencies to protect the U.S. dollar value of such transactions, to the extent of the amount under contract.

The unsecured forward contracts mature within 12 months and are executed, by an affiliate, with banks. The Company is exposed to credit loss in the event of non-performance by the other parties to the contracts. The Company evaluates the creditworthiness of the counterparties' financial condition and does not expect default by the counterparties.

The following table presents the notional amount and fair value, based on dealer quotes, of the Company's outstanding foreign exchange forward contracts at December 31, 2000 and 1999. The fair value of a these forward contracts is the amount at which the financial instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The carrying amounts of cash and cash equivalents, accounts receivable and payable, accrued liabilities and debt are considered reasonable estimates of their fair values.

-----------------------------------------------------------------------------------------------------
                                                                2000                     1999
                                                         --------------------  ----------------------
                                                          Notional      Fair     Notional      Fair
                                                           Amount       Value      Amount     Value
                                                         ----------  ---------  ----------   --------
     DERIVATIVES RELATING TO:
      Foreign currency contracts - gains                                          $14,136     $   94
      Foreign currency contracts - losses                  $ 6,892    $  (380)
                                                         ----------  ---------  ----------   --------
                                                           $ 6,892    $  (380)    $14,136     $   94
                                                         ==========  =========  ==========   ========
-----------------------------------------------------------------------------------------------------

As discussed in Note 9, the Company guarantees obligations under Borden's Credit Agreement and all of Borden's outstanding publicly held debt on a pari passu basis. Management does not expect these guarantees to have a significant adverse effect on the financial position of the Company. Fair value was not assigned to these guarantees due to the complexity of the arrangements and the absence of the expected funding and market for these financial instruments.































                                            BFH26

15.  UNIT  INCENTIVE  PLAN

A Unit Incentive Plan ("Incentive Plan") was formed to provide for the granting of options, unit appreciation rights ("UAR's"), units and other unit-based equity interests in LLC to key employees of the Company and associated persons at the discretion of the Board of Directors of the Company.

LLC sold 1,080,000 Class A units to certain management employees of the Company under the Incentive Plan. The Class A units are generally restricted as to transfer and allow for LLC, at its discretion, to repurchase the units upon certain conditions, including termination of the unitholders' employment, prior to full vesting after five years. Since the initial offering, LLC has sold an additional 20,000 Class A units and has repurchased 812,000 Class A units from management. Class A units outstanding at December 31, 2000 and 1999 were 288,000 and 323,000, respectively.

In 1999, LLC sold 389,125 Class C units to certain management employees of the Company. The Class C units are generally restricted as to transfer and allow for LLC, at its discretion, to repurchase the units upon certain conditions, including termination of the unitholders' employment, prior to full vesting after five years. LLC has subsequently repurchased 16,000 Class C units from management. Class C units outstanding at December 31, 2000 and 1999 were 373,125 and 386,000, respectively.

In 2000, LLC sold 99,492 Class D units to certain management employees of the Company. The Class D units are generally restricted as to transfer and allow for LLC, at its discretion, to repurchase the units upon certain conditions, including termination of the unitholders' employment, prior to full vesting after five years. LLC has subsequently repurchased 2,942 Class D units from management in 2001.

Under the Incentive Plan, the Company issued UAR's to the unitholders. The UAR entitles the unitholder to receive an amount in cash equal to the excess of the market price (as defined in the UAR agreement) of the Class A, Class C, or Class D unit over the exercise price of the UAR. The UAR's vest ratably over five years and expire upon certain events, including termination of the unitholders' employment, but in no case to exceed ten years. Four UAR's were issued for each Class A unit purchased (one UAR with an exercise price of $10 per unit and three UAR's with an exercise price of $20 per unit), for each Class C unit purchased (four UAR's with an exercise price of $8 per unit) and for each Class D unit purchased (four UAR's with an exercise price of $8.50 per unit). During 1998, the exercise prices for Class A units were revalued to $5.85 and $15.85, respectively.

The Company issued 375,220 and 104,500 UAR's with an exercise price of $10.50 and $8.50, respectively, to non-unit holders in 2000, and issued 592,000 UAR's with an exercise price of $8.00 to non-unit holders in 1999. Each UAR entitles the recipient to receive an amount in cash equal to the excess of the market price (as defined in the UAR agreement) over the exercise price. The UAR's vest ratably over five years and expire upon certain events, including termination of the recipient's employment, but in no case to exceed ten years. Non-unitholders had 375,220 (at $10.50), 89,000 (at $8.50) and 475,000 (at $8.00) UAR's
outstanding  at  December  31,  2000.

The weighted-average remaining contractual life of the outstanding UAR's is approximately 7.25 years as of December 31, 2000. UAR's awarded to Class A unitholders will expire on January 1, 2006. UAR's awarded to Class C unitholders and non-unitholders in 1999 will expire on October 1, 2008. UAR's awarded to Class D unitholders and non-unitholders in 2000 will expire on December 1, 2009. The remaining UAR's awarded in 2000 will expire on June 1, 2010.
























                                            BFH27

Compensation expense is accrued in other long-term liabilities and shall be adjusted in subsequent periods up to the measurement date for changes, increase or decreases, in the market price of the UAR's. Compensation expense was $93 and $867 for the years ended December 31, 2000 and 1999. Since the exercise price exceeded the underlying value of the UAR's, no compensation expense was recorded in relation to the issuance of UAR's in 1998.

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


16.  COMMITMENTS  AND  CONTINGENCIES

Legal  Matters
--------------
In 1995, a Fresno, California jury returned a verdict against the Company for wrongful termination of a tomato packing agreement. In granting the award for lost profits to Helm Tomatoes, Inc., the jury found that while the business had a legal right to terminate the agreement, it was estopped from doing this by an oral representation made by a former employee. The Company had previously established a reserve in other current liabilities of $14,500 for the verdict, interest and legal costs. In 1999, the Company and Helm Tomatoes, Inc. reached agreement to settle the claim with payments from the Company of $3,300 in May
1999 and $3,400 in May 2000. A gain of $7,500, derived from the difference between the initial reserve less the settlement and legal fees, was recorded in general and administrative expense during 1999.

The Company is involved in certain other legal proceedings arising through the normal course of business. Management is of the opinion that the final outcomes of such proceedings should not have a significant impact on the Company's results of operations or financial position.

Inventory  Commitments  and  Risks
----------------------------------
The Company has entered into a long-term supply agreement through 2004, subject to renewal thereafter, for diced tomatoes and tomato concentrates. The supply agreement requires the Company to purchase, at prices determined by formulas, 100% of its requirements for diced tomatoes and a specified minimum of tomato concentrate per crop year. Based on the pricing formula, the minimum purchase commitment for tomato concentrate is approximately $5,400 per crop year.

Raw materials, such as semolina and tomatoes, account for a high percentage of the Company's total production costs. The Company purchases a major portion of these raw materials under market sensitive supply contracts, and therefore the Company's operating results are subject to short term fluctuations in these raw material market prices. Because of the highly competitive and price sensitive nature of the markets in which the Company operates, the ability to pass these raw material price increases through to the customer is limited and often depends upon the Company's competitors raising their prices as well.


















                                            BFH28