Form 10-Q
period 2001-03-31
BORDEN INC
filed 2001-05-11
CIK 13239

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q



X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF THE SECURITIES
-     EXCHANGE  ACT  OF  1934.

For  the  quarterly  period  ended               March  31,  2001
                                                 ----------------


Commission  file  number                    I-71
                                            ----


                                   BORDEN, INC.



                   New  Jersey                                   13-0511250
                   -----------                                   ----------
     (State  or  other  jurisdiction of                       (I.R.S. Employer
     incorporation  or  organization)                       Identification  No.)


                    180  East  Broad  Street,  Columbus,  OH  43215
                    -----------------------------------------------
                     (Address  of  principal  executive  offices)

                              (614)     225-4000
                              -----     --------
             (Registrant's  telephone  number,  including  area  code)

                              Not  Applicable
                              ---------------
          (Former  name,  former  address  and  former  fiscal  year, if  changed  since  last  report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
     -     -

Number of shares of common stock, $0.01 par value, outstanding as of the close of business on May 11, 2001: 198,974,994

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

The Borden, Inc. and Affiliates ("the Combined Companies") Condensed Combined Financial Statements are included herein to present the Company on a combined historical basis, including the financial position, results of operations and cash flows of Wise and Foods. The Combined Companies' financial statements are included, supplementally, to present financial information on a basis consistent with that on which credit was originally extended to the Company (prior to push down accounting) and because management of the Company continues to control significant financial and managerial decisions with respect to Foods Holdings. On October 30, 2000, Wise Holdings was sold by BWHLLC and as of that date, Wise Holdings' financial guarantees ceased. Accordingly, in the Condensed Combined Financial Statements, Wise is reflected as a discontinued operation in 2000 (See
Note 3 to the Condensed Consolidated and Condensed Combined Financial Statements) and separate Condensed Financial Statements of Wise Holdings are no longer included in Part II of the Company's quarterly financial filings with the SEC. In accordance with rule 3-10 of Regulation S-X, the Condensed Financial Statements of Foods Holdings are included in Part II of this Quarterly Report on Form 10-Q because Foods Holdings is a guarantor of the Company's credit facility and all of the Company's outstanding publicly held debt. The financial statements for Foods Holdings are prepared on a purchase accounting basis.

                                  BORDEN, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.   BORDEN, INC. ("BORDEN")  CONDENSED  CONSOLIDATED AND  BORDEN, INC. AND AFFILIATES CONDENSED
          COMBINED FINANCIAL STATEMENTS

          Condensed Consolidated Statements of Operations and Comprehensive Income,
            three months ended March 31, 2001 and 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
          Condensed Consolidated Balance Sheets, March 31, 2001 and December 31, 2000. . . . . . . . . . . . .   6
          Condensed Consolidated Statements of Cash Flows, three months ended March 31, 2001 and 2000. . . . .   8
          Condensed Consolidated Statement of Shareholders' Equity, three months ended March 31, 2001. . . . .  10
          Condensed Combined Statements of Operations and Comprehensive Income,
            three months ended March 31, 2001 and 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
          Condensed Combined Balance Sheets, March 31, 2001 and December 31, 2000. . . . . . . . . . . . . . .  12
          Condensed Combined Statements of Cash Flows, three months ended March 31, 2001 and 2000. . . . . . .  14
          Condensed Combined Statement of Shareholders' Equity, three months ended March 31, 2001. . . . . . .  16
          Notes to Condensed Consolidated and Condensed Combined Financial Statements. . . . . . . . . . . . .  17


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . .  20


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25

ITEM 6.   EXHIBITS, GUARANTOR FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K. . . . . . . . . . . . . .  25

-----------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
AND  COMPREHENSIVE  INCOME  (UNAUDITED)
BORDEN,  INC.
                                                                               Three months ended March 31,
(In millions)                                                                         2001     2000
-----------------------------------------------------------------------------------------------------------
   Net sales                                                                         $384.9   $356.0
   Cost of goods sold                                                                 299.6    246.6
                                                                                     -------  -------

   Gross margin                                                                        85.3    109.4
                                                                                     -------  -------

   Distribution expense                                                                19.4     19.2
   Marketing expense                                                                   16.3     17.8
   General & administrative expense                                                    29.3     37.6
   Net (gain) loss on sale of assets                                                   (2.6)     0.1
   Business realignment (income) expense                                               (4.1)     2.8
                                                                                     -------  -------

   Operating income                                                                    27.0     31.9
                                                                                     -------  -------

   Interest expense                                                                    13.2     14.7
   Affiliated interest expense, net of affiliated
      interest income of $0.4 and $0.1 in 2001 and 2000                                 4.2      4.1
   Interest income and other expense (income)                                           1.6     (6.6)
                                                                                     -------  -------

   Income before income tax                                                             8.0     19.7
   Income tax expense                                                                   7.2      7.4
                                                                                     -------  -------

   Net income                                                                           0.8     12.3

   Preferred stock dividends                                                          (18.4)   (18.4)
                                                                                     -------  -------

   Net loss applicable to common stock                                               $(17.6)  $ (6.1)
                                                                                     =======  =======

   Comprehensive income (see Note 4)                                                 $(13.3)  $  9.9
                                                                                     =======  =======
-----------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

--------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
AND  COMPREHENSIVE  INCOME  (UNAUDITED)  (CONTINUED)
BORDEN,  INC.

                                                                          Three months ended March 31,
(In millions, except per share data)                                                2001     2000
--------------------------------------------------------------------------------------------------------


   Basic and Diluted Per Share Data
   --------------------------------

   Net income                                                                       $    -   $ 0.06
   Preferred stock dividends                                                         (0.09)   (0.09)
                                                                                    -------  -------

   Net loss applicable to common stock                                              $(0.09)  $(0.03)
                                                                                    =======  =======

   Dividends per common share                                                       $ 0.06   $ 0.13
   Dividends per preferred share                                                    $ 0.75   $ 0.75

   Average number of common shares outstanding
      during the period                                                              199.0    199.0

--------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

-------------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)
BORDEN,  INC.

(In  millions)

                                                                                   March 31,    December 31,
ASSETS                                                                               2001           2000
-------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and equivalents                                                            $     26.5      $     27.8
  Accounts receivable (less allowance for doubtful
     accounts of $12.9 in 2001 and $13.1 in 2000)                                      224.5           253.1
  Loan receivable from affiliate                                                        21.7             6.1
  Inventories:
     Finished and in-process goods                                                      68.9            68.7
     Raw materials and supplies                                                         58.2            58.6
  Deferred income taxes                                                                 51.5            46.6
  Other current assets                                                                  19.7            15.2
                                                                                  -----------    ------------
                                                                                       471.0           476.1
                                                                                  -----------    ------------

INVESTMENTS AND OTHER ASSETS
  Investments                                                                           59.5            61.9
  Investment in affiliate                                                               10.0            10.0
  Deferred income taxes                                                                 90.0            84.6
  Prepaid pension assets                                                               110.3           111.5
  Other assets                                                                          30.4            41.2
                                                                                  -----------    ------------
                                                                                       301.1           309.2
                                                                                  -----------    ------------

PROPERTY AND EQUIPMENT
  Land                                                                                  27.8            28.0
  Buildings                                                                             86.5            88.0
  Machinery and equipment                                                              773.9           778.3
                                                                                  -----------    ------------
                                                                                       888.2           894.3
  Less accumulated depreciation                                                       (323.9)         (321.1)
                                                                                  -----------    ------------
                                                                                       564.3           573.2

INTANGIBLES                                                                            176.5           179.8
                                                                                  -----------    ------------

TOTAL ASSETS                                                                      $  1,512.9     $   1,538.3
                                                                                  ===========    ============
-------------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)
BORDEN,  INC.

(In  millions,  except  share  data)
                                                                            March 31,     December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                          2001            2000
------------------------------------------------------------------------------------------------------


CURRENT LIABILITIES
  Accounts and drafts payable                                              $    178.0     $    158.8
  Debt payable within one year                                                   19.6           43.5
  Loans payable with affiliates                                                 265.8          283.1
  Other current liabilities                                                     181.5          187.4
                                                                           ----------     ----------
                                                                                644.9          672.8
                                                                           ----------     ----------

OTHER LIABILITIES
  Long-term debt                                                                530.5          530.5
  Non-pension post-employment benefit obligations                               153.3          156.0
  Other long-term liabilities                                                   195.0          164.7
                                                                           ----------     ----------
                                                                                878.8          851.2
                                                                           ----------     ----------
COMMITMENTS AND CONTINGENCIES (See Note 6)

SHAREHOLDERS' EQUITY
  Preferred stock - Issued 24,574,751 shares                                    614.4          614.4
  Common stock - $0.01 par value: authorized 300,000,000 shares,
     Issued 198,974,994 shares                                                    2.0            2.0
  Paid in capital                                                               359.9          353.3
  Receivable from parent                                                       (414.9)        (414.9)
  Accumulated other comprehensive income                                        (74.4)         (60.3)
  Accumulated deficit                                                          (497.8)        (480.2)
                                                                           ----------     ----------
                                                                                (10.8)          14.3
                                                                           ----------     ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $  1,512.9     $  1,538.3
                                                                           ==========     ==========
------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)
BORDEN,  INC.
                                                                         Three months ended March 31,
(In millions)                                                                 2001          2000
------------------------------------------------------------------------------------------------------


CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net income                                                              $    0.8      $   12.3
  Adjustments to reconcile net income to net
   cash from (used in) operating activities:
   (Gain) loss on the sale of assets                                          (2.6)          0.1
   Business realignment (income) expense                                      (4.1)          2.8
   Deferred tax (benefit) provision                                          (11.1)          8.6
   Depreciation and amortization                                              16.5          14.2
   Unrealized loss (gain) on interest rate swap                                0.5          (2.1)
  Net change in assets and liabilities:
   Trade receivables                                                          (0.4)        (11.2)
   Inventories                                                                 0.2           2.5
   Trade payables                                                             19.2          (1.4)
   Income taxes                                                               55.7          (9.5)
   Other assets                                                               (0.9)          5.1
   Other liabilities                                                          12.7         (20.9)
                                                                          --------       -------
                                                                              61.1           0.5
                                                                          --------       -------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Capital expenditures                                                       (15.0)        (19.8)
  Proceeds from the sale of assets                                            16.3           1.0
  Collection of purchased affiliate receivables                                0.5            -
  Investment in affiliate                                                       -           (1.4)
                                                                          --------       -------
                                                                               1.8         (20.2)
                                                                          --------       -------


CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Net short-term debt (repayments) borrowings                                (23.9)          3.4
  Repayment of long-term debt                                                   -           (0.2)
  Affiliated (repayments/loans) borrowings/receipts                          (21.9)         14.1
  Interest received from parent                                               12.1          12.1
  Common stock dividends paid                                                (12.1)        (25.1)
  Preferred stock dividends paid                                             (18.4)        (18.4)
  Other distributions                                                           -          (10.3)
                                                                          --------       -------
                                                                             (64.2)        (24.4)
                                                                          --------       -------
------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------

CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)  (CONTINUED)
BORDEN,  INC.

                                                                         Three months ended March 31,
(In millions)                                                                2001          2000
------------------------------------------------------------------------------------------------------


  Decrease in cash and equivalents                                         $  (1.3)       $ (44.1)
  Cash and equivalents at beginning
    of period                                                                 27.8          195.2
                                                                           -------        -------
  Cash and equivalents at end
    of period                                                              $  26.5        $ 151.1
                                                                           =======        =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid:
     Interest, net                                                         $  20.9        $  21.9
     Taxes, net of refunds                                                   (45.2)           9.1
  Non-cash activity:
     Accrued dividends on investment in affiliate                               -             2.1
     Capital contribution by parent                                           11.0            7.5
     Distribution of net assets of infrastructure management
       services business to the Company's parent                                -             6.0

------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

---------------------------------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY  (UNAUDITED)
BORDEN,  INC.

(In  millions)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                      Accumulated
                                                                       Receivable       Other
                                 Preferred     Common      Paid-in       from        Comprehensive     Accumulated
                                   Stock        Stock      Capital      Parent          Income           Deficit        Total
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000       $  614.4      $  2.0      $ 353.3     $  (414.9)      $  (60.3)        $   (480.2)    $  14.3
---------------------------------------------------------------------------------------------------------------------------------

Net income                                                                                                     0.8         0.8

Translation adjustments                                                                   (12.1)                         (12.1)

Cumulative effect of change in accounting principle (net of $1.9 tax)                      (3.3)                          (3.3)

Derivative activity (net of $0.9 tax)                                                       1.3                            1.3

Preferred stock dividends                                                                                    (18.4)      (18.4)

Common stock dividends                                       (12.1)                                                      (12.1)

Interest accrued on notes from parent (net of $4.4 tax)        7.7                                                         7.7

Capital contribution from parent                              11.0                                                        11.0
---------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2001          $  614.4      $  2.0      $ 359.9     $  (414.9)      $  (74.4)        $   (497.8)    $ (10.8)
---------------------------------------------------------------------------------------------------------------------------------

See  Notes to Condensed Consolidated and Condensed Combined Financial Statements

------------------------------------------------------------------------------------------------------
CONDENSED  COMBINED  STATEMENTS  OF  OPERATIONS
AND  COMPREHENSIVE  INCOME  (UNAUDITED)
BORDEN,  INC.  AND  AFFILIATES

                                                                          Three months ended March 31,
(In millions)                                                                   2001          2000
------------------------------------------------------------------------------------------------------


   Net sales                                                                  $ 534.8       $ 498.1
   Cost of goods sold                                                           373.1         318.5
                                                                              -------       -------

   Gross margin                                                                 161.7         179.6
                                                                              -------       -------

   Distribution expense                                                          29.5          30.7
   Marketing expense                                                             82.4          83.1
   General & administrative expense                                              44.8          53.1
   Net (gain) loss on sale of assets                                             (2.6)          0.1
   Business realignment (income) expense                                         (4.1)          2.8
                                                                              -------       -------

   Operating income                                                              11.7           9.8
                                                                              -------       -------

   Interest expense                                                              13.2          14.7
   Affiliated interest expense, net of affiliated
      interest income of $0.4 in 2001                                             1.0           0.3
   Interest income and other expense (income)                                     2.3          (6.5)
                                                                              -------       -------

   (Loss) income from continuing operations
      before income tax                                                          (4.8)          1.3
   Income tax expense                                                             3.2           1.7
                                                                              -------       -------

   Loss before discontinued operations                                           (8.0)         (0.4)

   Discontinued operations:
      Income from operations, net of tax                                           -            0.5
                                                                              -------       -------

   Net (loss) income                                                             (8.0)          0.1

   Affiliate's share of income                                                     -            0.1

   Preferred stock dividends                                                    (18.4)        (18.4)
                                                                              -------       -------

   Net loss applicable to common stock                                        $ (26.4)      $ (18.2)
                                                                              =======       =======

   Comprehensive income (see Note 4)                                          $ (30.0)      $  (3.6)
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
BORDEN,  INC.  AND  AFFILIATES

(In  millions)

                                                                                   March 31,    December 31,
ASSETS                                                                               2001           2000
-------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and equivalents                                                            $     34.0     $      43.2
  Accounts receivable (less allowance for doubtful accounts of $13.7
    in 2001 and $13.9 in 2000)                                                         260.6           306.3
  Loan receivable from affiliate                                                        21.7             6.1
  Inventories:
    Finished and in-process goods                                                      118.6           115.2
    Raw materials and supplies                                                          79.2            87.2
  Deferred income taxes                                                                 75.0            66.7
  Other current assets                                                                  26.3            20.6
                                                                                  -----------    ------------
                                                                                       615.4           645.3
                                                                                  -----------    ------------

INVESTMENTS AND OTHER ASSETS
  Investments                                                                           59.5            61.9
  Investment in affiliate                                                               10.0            10.0
  Deferred income taxes                                                                 90.9            84.6
  Prepaid pension assets                                                               120.8           122.5
  Other assets                                                                          30.7            31.0
                                                                                  -----------    ------------
                                                                                       311.9           310.0
                                                                                  -----------    ------------

PROPERTY AND EQUIPMENT
  Land                                                                                  38.1            38.4
  Buildings                                                                            161.3           163.6
  Machinery and equipment                                                            1,071.0         1,076.2
                                                                                  -----------    ------------
                                                                                     1,270.4         1,278.2
  Less accumulated depreciation                                                       (507.8)         (498.7)
                                                                                  -----------    ------------
                                                                                       762.6           779.5

INTANGIBLES                                                                            447.2           457.7
                                                                                  -----------    ------------

TOTAL ASSETS                                                                      $  2,137.1     $   2,192.5
                                                                                  ===========    ============
-------------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

---------------------------------------------------------------------------------------------------------
CONDENSED  COMBINED  BALANCE  SHEETS  (UNAUDITED)
BORDEN,  INC.  AND  AFFILIATES

(In  millions)
                                                                                 March 31,   December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                2001        2000
---------------------------------------------------------------------------------------------------------


CURRENT LIABILITIES
  Accounts and drafts payable                                                     $  213.4   $  198.6
  Debt payable within one year                                                        20.9       44.1
  Income taxes payable                                                                 9.5        7.2
  Loans payable with affiliates                                                       56.6       79.2
  Other current liabilities                                                          219.0      226.1
                                                                                  ---------  ---------
                                                                                     519.4      555.2
                                                                                  ---------  ---------

OTHER LIABILITIES
  Long-term debt                                                                     535.7      535.8
  Non-pension post-employment benefit obligations                                    163.7      166.8
  Other long-term liabilities                                                        233.5      208.1
                                                                                  ---------  ---------
                                                                                     932.9      910.7
                                                                                  ---------  ---------
COMMITMENTS AND CONTINGENCIES (See Note 6)

SHAREHOLDERS' EQUITY
  Preferred stock                                                                    614.4      614.4
  Common stock                                                                         2.0        2.0
  Paid in capital                                                                    630.5      623.9
  Receivable from parent                                                            (414.9)    (414.9)
  Affiliate's interest in subsidiary                                                  66.3       66.3
  Accumulated other comprehensive income                                            (117.5)     (95.5)
  Accumulated deficit                                                                (96.0)     (69.6)
                                                                                  ---------  ---------
                                                                                     648.8      726.6
                                                                                  ---------  ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $2,137.1   $2,192.5
                                                                                  =========  =========
---------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

---------------------------------------------------------------------------
CONDENSED  COMBINED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)
BORDEN,  INC.  AND  AFFILIATES

                                               Three months ended March 31,
(In millions)                                        2001        2000
---------------------------------------------------------------------------


CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net (loss) income                                   $ (8.0)  $  0.1
  Adjustments to reconcile net (loss) income to net
   cash from (used in) operating activities:
   (Gain) loss on the sale of assets                    (2.6)     0.1
   Business realignment (income) expense                (4.1)     2.8
   Deferred tax (benefit) provision                    (17.7)     9.1
   Depreciation and amortization                        28.0     22.8
   Unrealized loss (gain) on interest rate swap          0.5     (2.1)
  Net change in assets and liabilities:
   Trade receivables                                    15.7      1.3
   Inventories                                           3.7      5.5
   Trade payables                                       15.7     (5.6)
   Income taxes                                         57.2     (9.0)
   Other assets                                         (2.7)     7.1
   Other liabilities                                   (13.3)   (17.1)
   Net assets of discontinued operations                   -     (1.7)
                                                     -------  --------
                                                        72.4     13.3
                                                     -------  -------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Capital expenditures                                 (18.5)   (33.3)
  Proceeds from the sale of assets                      16.3      1.0
  Collection of purchased affiliate receivables          0.5        -
                                                     -------  -------
                                                        (1.7)   (32.3)
                                                     -------  -------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Net short-term debt (repayments) borrowings          (23.2)     3.5
  Repayment of long-term debt                           (0.1)    (0.4)
  Affiliated (repayments/loans) borrowings/receipts    (38.2)     7.8
  Interest received from parent                         12.1     12.1
  Common stock dividends paid                          (12.1)   (25.1)
  Preferred stock dividends paid                       (18.4)   (18.4)
  Other distributions                                      -    (10.3)
                                                     -------  -------
                                                       (79.9)   (30.8)
                                                     -------  -------
---------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------
CONDENSED  COMBINED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)  (CONTINUED)
BORDEN,  INC.  AND  AFFILIATES

                                                                        Three months ended March 31,
(In millions)                                                                 2001          2000
------------------------------------------------------------------------------------------------------


  Decrease in cash and equivalents                                        $  (9.2)         $ (49.8)
  Cash and equivalents at beginning
    of period                                                                43.2            227.5
                                                                          -------          -------
  Cash and equivalents at end
    of period                                                             $  34.0          $ 177.7
                                                                          =======          =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid:
     Interest, net                                                        $  17.4          $  17.0
     Taxes, net of refunds                                                  (44.0)             2.1
  Non-cash activity:
     Accrued dividends on investment in affiliate                               -              2.1
     Capital contribution by parent                                          11.0              7.5
     Affiliate's share of income                                                -             (0.1)
     Distribution of net assets of infrastructure management
       services business to the Company's parent                                -              6.0
------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

---------------------------------------------------------------------------------------------------------------------------------
CONDENSED  COMBINED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY  (UNAUDITED)
BORDEN,  INC.  AND  AFFILIATES

(In  millions)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                            Accumulated
                                                              Receivable    Affiliate's       Other
                            Preferred    Common     Paid-in      from       Interest in    Comprehensive   Accumulated
                              Stock       Stock     Capital     Parent      Subsidiary        Income         Deficit        Total
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000  $   614.4    $  2.0     $ 623.9   $  (414.9)    $   66.3       $   (95.5)       $ (69.6)      $ 726.6
---------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                                       (8.0)         (8.0)

Translation adjustments                                                                        (20.0)                       (20.0)

Cumulative effect of change in accounting principle (net of $2.0 tax)                           (3.5)                        (3.5)

Derivative activity (net of $1.0 tax)                                                            1.5                          1.5

Preferred stock dividends                                                                                     (18.4)        (18.4)

Common stock dividends                                (12.1)                                                                (12.1)

Interest accrued on notes from parent (net of $4.4 tax) 7.7                                                                   7.7

Capital contribution from parent                       11.0                                                                  11.0
---------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001     $   614.4    $  2.0     $ 630.5   $  (414.9)    $   66.3       $  (117.5)       $ (96.0)      $ 684.8
---------------------------------------------------------------------------------------------------------------------------------

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

The Company's principal lines of business formerly included its international and domestic foods operations ("Foods") and salty snacks business ("Wise"). Subsidiaries of BWHLLC, an affiliate of the Company, together with subsidiaries of Wise Holdings, Inc. ("Wise Holdings") and subsidiaries of Borden Foods Holdings Corporation ("Foods Holdings") purchased Wise and Foods on July 2, 1996 and October 1, 1996, respectively. As a result of these sales, Wise and Foods, as of their respective sale dates, are no longer legally part of the Company on a consolidated basis. However, management of the Company continues to exercise significant operating and financial control over Foods. Foods Holdings provides financial guarantees to obligations under the Company's credit facility and all of the Company's outstanding publicly held debt. On October 30, 2000, Wise Holdings was sold by BWHLLC. As a result, Wise is reflected as a discontinued operation in 2000 in the Combined Financial Statements and its financial guarantees ceased. Because of the aforementioned control and guarantees, the Company has included, supplementally in this filing, Condensed Combined Financial Statements of Borden, Inc. and Affiliates (the "Combined Companies") which present the financial condition and results of operations and cash flows of the Company, Wise and Foods. The Combined Companies' financial statements do not reflect push-down accounting and therefore present financial information on a basis consistent with that upon which credit was originally extended to the Company.

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

Certain prior year amounts have been reclassified to conform with the 2001 presentation.

2.     BUSINESS  REALIGNMENT

In the first quarter of 2001, the Company sold the land associated with one of the forest products resins plants closed in 2000 for $11.0, which resulted in a pre-tax gain of $10.5 ($6.5 after-tax). The Company accrued additional costs of $3.7 associated with plant closures initiated in 2000 and a business process redesign project initiated in 2001 which consist primarily of asset write-offs, severance and environmental remediation costs. The Company incurred primarily duplicative facilities and environmental costs of $2.7 also related to plant closures initiated in 2000.

3.     DISCONTINUED  OPERATIONS

In 2000, BWHLLC sold Wise to Palladium Equity Partners, LLC. As a result, the financial results of Wise have been reclassified to discontinued operations in the Condensed Combined Statements of Operations and Cash Flows in 2000.

The results below for Wise are reported separately as discontinued operations in the Condensed Combined Statements of Operations:
-------------------------------------------------------------------

                                       THREE MONTHS ENDED MARCH 31,

                                         2001             2000
-------------------------------------------------------------------

Net sales                               $   -             $57.4
Income before income taxes                  -               0.7
Income tax expense                          -               0.2
Income from discontinued operations         -               0.5
-------------------------------------------------------------------

4.     COMPREHENSIVE  INCOME

Comprehensive  income  was  computed  as  follows:

------------------------------------------------------------------------------------------------------
                                                                   THREE MONTHS ENDED MARCH 31,
                                                                 CONSOLIDATED            COMBINED
                                                               ------------------   ------------------
                                                                 2001      2000       2001      2000
------------------------------------------------------------------------------------------------------
Net income (loss)                                               $  0.8    $12.3     $ (8.0)    $ 0.1
Foreign currency translation adjustments                         (12.1)    (2.4)     (20.0)     (3.7)
Cumulative effect of change in accounting principle               (3.3)      -        (3.5)       -
Derivative activity                                                1.3       -         1.5        -
                                                                -------   ------    -------    ------
                                                                $(13.3)   $ 9.9     $(30.0)    $(3.6)
------------------------------------------------------------------------------------------------------

The consolidated foreign currency adjustments in 2001 relate primarily to Chemical businesses in Latin America, the United Kingdom and Canada. In addition to consolidated, the combined foreign currency adjustments relate primarily to Foods' Canadian operations. The foreign currency translation adjustments in 2000 relate primarily to Latin American Chemical businesses.

The cumulative effect of change in accounting principle represents the impact of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. The Company and Combined Companies recorded a pre-tax initial transition adjustment to Other Comprehensive Income of $5.2 and $5.5 ($3.3 and $3.5 net of
tax), respectively, of which, $2.2 and $2.5 before-tax ($1.3 and $1.5 after-tax), respectively, was reclassified into earnings in the first quarter of 2001. The Company and Combined Companies expect to reclassify an additional $1.3 (pre-tax) into earnings during the remainder of 2001

5.     RELATED  PARTY  TRANSACTIONS

The Company provides services to Foods and provided services to Wise prior to its sale by BWHLLC (see Note 3). Fees received for these services are offset against the Company's general and administrative expenses and approximated $0.7 and $1.5 for the three months ended March 31, 2001 and 2000, respectively.

In the first quarter of 2001, the Company received a payment of $11.1 from Foods for its portion of the Company's net pension liability.

At March 31, 2001, Foods had $212.1 invested with the Company, BWHLLC had $51.2 invested with the Company and Combined Companies and Borden Foods Holdings, LLC, Foods' parent, had $2.3 invested with the Company and $5.2 invested with the Combined Companies. In addition, CCPC Acquisition Corp., WKI Holding Company, Inc.'s ("WKI") parent and an affiliate of the Company's parent, had $0.2 invested with the Company and Combined Companies at March 31, 2001.

In 2000, the Company entered into a credit agreement with WKI to provide up to $40.0 of short-term financing. Amounts outstanding under this agreement bear interest at either (a) a variable rate based on the greatest of the Prime Rate, the Federal Reserve Bank Three-Month CD Rate plus 1% or the Federal Funds
Effective Rate plus 0.5% plus (b) 3%, or (c) the Eurodollar rate plus 4%. At March 31, 2001, $21.7 was outstanding under this agreement. In April 2001, the agreement was extended to March 31, 2004.

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

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Environmental accruals are routinely reviewed on an interim basis as events and developments warrant. The Company and the Combined Companies have each accrued approximately $26 (including those costs related to legal proceedings) at March 31, 2001 and December 31, 2000, respectively, for probable environmental remediation and restoration liabilities. This is management's best estimate of these liabilities. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such liabilities may exceed current reserves by amounts that may prove insignificant, or by amounts, in the aggregate, of up to approximately $20.

LEGAL MATTERS - The Company and Combined Companies have recorded $3.9 and $4.1 in liabilities at March 31, 2001 and December 31, 2000, respectively, for legal costs in amounts that management believes are probable and reasonably estimable. Actual costs are not expected to exceed these amounts. The Company may be held responsible for certain environmental liabilities incurred at Borden Chemicals and Plastics Limited Partnership ("BCP") facilities, which were previously owned by the Company. The Company believes, based upon the information it currently possesses, and taking into account its established reserves for estimated liability and its insurance coverage, that the ultimate outcome of the foregoing proceedings and actions is unlikely to have a material adverse effect on the Company's financial statements.

OTHER - A wholly owned subsidiary of the Company serves as the general partner of BCP and has certain fiduciary responsibilities to BCP and its operating subsidiary, Borden Chemicals and Plastics Operating Limited Partnership
("BCPOLP"). BCP and BCPOLP were created in November 1987 as separate and distinct entities from the Company and Combined Companies and BCP is 99% owned by the public. On April 3, 2001, BCPOLP and its subsidiary, BCP Finance Corporation, filed voluntary petitions for protection under chapter 11 of the United States Bankruptcy Code, Title 11 of the United States Code, in the United States Bankruptcy Court for the District of Delaware. The Company recorded a liability of $20.0 at December 31, 2000 for potential liabilities associated with BCPOLP. The Company believes that it is reasonably possible, based on current information and analysis, that costs associated with BCP may exceed the current liability by amounts that may prove insignificant or by amounts, in the aggregate, of up to approximately $17.

PART  1.  FINANCIAL  INFORMATION

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS  BY  BUSINESS  UNIT:
--------------------------------------------

Following is a comparison of net sales and adjusted operating EBITDA by operating segment for both the Company and Combined Companies.

------------------------------------------------------------------------------------------------------
                                                                       THREE MONTHS ENDED MARCH 31,
                                                                       CONSOLIDATED       COMBINED
                                                                   ------------------ ----------------
(Dollars in millions)                                                2001      2000     2001    2000
------------------------------------------------------------------------------------------------------
NET SALES:
     Foods                                                                             $149.9   $142.1
     Chemical                                                       $360.5   $322.1     360.5    322.1
     Consumer Adhesives                                               24.4     22.3      24.4     22.3
     Businesses sold or distributed (1)                                  -     11.6         -     11.6
                                                                    ------   ------    ------   ------
                                                                    $384.9   $356.0    $534.8   $498.1
                                                                    ======   ======    ======   ======
ADJUSTED OPERATING EBITDA:
     Foods                                                                             $ (3.8)  $(13.5)
     Chemical                                                       $ 39.7   $ 54.6      39.7     54.6
     Consumer Adhesives                                                2.6      2.7       2.6      2.7
     Businesses sold or distributed (1)                                  -     (1.6)        -     (1.6)
     Corporate and other                                              (2.9)    (6.8)     (2.9)    (6.8)
                                                                    ------   ------    ------   ------
     TOTAL ADJUSTED OPERATING EBITDA (2)                              39.4     48.9      35.6     35.4

     Significant or unusual items (3)                                  4.1     (2.8)      4.1     (2.8)
     Depreciation and amortization (4)                               (16.5)   (14.2)    (28.0)   (22.8)
                                                                    ------   ------    ------   ------
     OPERATING INCOME                                               $ 27.0   $ 31.9    $ 11.7   $  9.8
                                                                    ======   ======    ======   ======
------------------------------------------------------------------------------------------------------

(1)     Represents  the  Company's  printing  inks and infrastructure management services  businesses.
(2)     Adjusted  Operating  EBITDA  represents  net  income  (loss)  excluding discontinued  operations,  non-operating  income  and expenses, interest, taxes, depreciation,  amortization  and  significant  or  unusual  items  (see  below).
(3)     Significant or unusual items represent business realignment expenses and gains  and  losses  on  the divestiture of businesses. The 2001 consolidated and combined amount represents a gain on the sale of land associated with a Chemical plant  closed  in  2000  of  $10.5  million,  offset by asset write-offs of $2.1 million which related to Chemical restructuring activities initiated in 2000, as well  as  severance  and other employee benefit costs of $1.6 million associated with  a  business  redesign  project  in  the  Company's  forest products resins operations (see also Note 2 to the Condensed Consolidated and Condensed Combined
        Financial Statements).   The   Company   also   incurred   primarily duplicative
        facilities and environmental   costs   in 2001  of  $2.7  million   related   to
        restructuring activities initiated in 2000.  The 2000  consolidated and combined
        amount   represents   Chemical  restructuring costs relating  primarily to plant closures  in  Argentina  and  California.
(4)     The  increase in consolidated depreciation and amortization is primarily due  to  the  May 2000 Consumer Adhesives acquisition. Combined depreciation and amortization  was  higher  due  to  the  consolidated increase as well as higher
        Foods'  depreciation  and  amortization  due  primarily  to  manufacturing  line improvements  placed  in  service  in  2000.

CONSOLIDATED AND COMBINED THREE MONTHS ENDED MARCH 31, 2001 VERSUS THREE MONTHS ENDED MARCH 31, 2000

Consolidated  Summary
---------------------
Consolidated net sales for the three months ended March 31, 2001 were $384.9 million, a $28.9 million, or approximately 8%, increase over 2000 net sales of $356.0 million for the same period. The increase is primarily due to higher Chemical selling prices, two Chemical acquisitions in the second half of 2000 and favorable product mix, partially offset by unfavorable currency exchange rates across all international businesses, the absence of sales from businesses sold or distributed in 2000 and reduced Chemical volumes. Adjusted operating EBITDA decreased $9.5 million, or approximately 19%, to $39.4 million for the three months ended March 31, 2001 compared to $48.9 million for the same period in 2000. The decrease is primarily due to significantly higher raw material and energy costs in the Chemical business.

Combined  Summary
-----------------
Combined net sales for the three months ended March 31, 2001 were $534.8 million, a $36.7 million, or approximately 7%, increase over 2000 net sales of $498.1 million for the same period. In addition to the consolidated factors above, combined net sales improved due to increased It's Pasta Anytime and sauce volumes in the Foods business. Combined adjusted operating EBITDA for the three months ended March 31, 2001 was $35.6 million, a $0.2 million increase over 2000 adjusted operating EBITDA of $35.4 million for the same period. Lower consolidated adjusted operating EBITDA was more than offset by improvement in Foods adjusted operating EBITDA of $9.7 million due primarily to reductions in production, distribution and administrative expenses primarily resulting from cost savings initiatives implemented during 2000.

Chemical
--------
Chemical sales in 2001 were up $38.4 million, or approximately 12%, to $360.5 million for the three months ended March 31, 2001, compared to $322.1 million for the same period in 2000. The most significant items that positively impacted 2001 sales were higher selling prices across all businesses, improved volumes of higher priced specialty products, and two acquisitions in the United States in the second half of 2000. The most significant items that negatively impacted sales were an overall volume decline and unfavorable currency exchange rates for all international business units.

Overall higher selling prices had an approximate $50 million positive impact on 2001 sales. The higher selling prices primarily reflect the partial pass-through of significantly higher raw material costs in 2001. A substantial portion of the Company's sales volume, especially for North America forest products, is sold under contracts that provide for monthly or quarterly selling price adjustments based on published cost indices for the Company's primary raw materials (i.e. methanol, phenol and urea). First quarter 2001 selling prices, although higher, reflect only partial recovery of the higher raw material costs, as competitive pressures continue to have a negative impact on pricing.

When excluding the effect of acquisitions and divestitures, favorable product mix was more than offset by overall volume declines of approximately 6%, for a net decline of $9.4 million versus the prior year. Favorable product mix included increased volume of higher priced UV coatings and oilfield products while lower volumes primarily impacted the forest product and foundry resins businesses. The improvement in UV coatings volume is the result of both growth in demand for optical fiber and increased market share. Oilfield products volume improvement is due to increased drilling activity reflecting significantly higher natural gas and oil prices. The lower forest product resins volumes in 2001 reflect the continuation of very difficult market conditions that persisted throughout the second half of 2000 and included aggressive competitor pricing and a downturn in housing starts. Lower volumes in foundry resins reflect declines in auto production.

The acquisition of the formaldehyde and certain other assets of Borden Chemicals and Plastics Limited Partnership ("BCP") in the third quarter of 2000 and the acquisition of East Central Wax in the fourth quarter of 2000 provided incremental 2001 sales of $12.4 million.

Unfavorable currency exchange rates for all international operations had a total unfavorable impact on 2001 sales of $11.0 million, with the most significant impacts in Latin America, Canada and the United Kingdom.

Adjusted operating EBITDA of $39.7 million for the three months ended March 31, 2001, was $14.9 million, or approximately 27%, lower than prior year adjusted operating EBITDA of $54.6 million. The main reasons for the overall decline are significantly higher raw material and energy costs. Although selling prices were higher than the prior year, they were not nearly high enough to cover the significant increases in cost of methanol, phenol and urea. Higher energy costs reflect significantly higher natural gas costs in 2001.

Consumer  Adhesives
-------------------
Consumer Adhesives' net trade sales for the three months ended March 31, 2001 were $24.4 million, an increase of $2.1 million, or approximately 9%, compared to 2000 net trade sales for the same period of $22.3 million. The increase is primarily attributable to higher volume from the May 2000 acquisition.

Consumer Adhesives operating EBITDA for the three months ended March 31, 2001 was $2.6 million, a $0.1 million, or approximately 4%, decrease versus 2000 EBITDA of $2.7 million for the same period. The decline is due to higher raw material and distribution costs resulting primarily from higher natural gas and oil costs, partially offset by incremental volume from the May 2000 acquisition.

Foods
-----
Foods' sales for the three months ended March 31, 2001 increased $7.8 million, or approximately 5%, to $149.9 million from $142.1 million for the three months ended March 31, 2000. The increase was primarily led by the national introduction of It's Pasta Anytime in the second quarter of 2000 resulting in increased sales of $4.7 million. In addition, Foods sales improved $3.8 million with growth in domestic and international sauce volumes due primarily to market share gains due to new product line extensions and expanded distribution.

Foods' adjusted operating EBITDA improved by $9.7 million, or approximately 72%, to a loss of $3.8 million for the three months ended March 31, 2001 from a loss of $13.5 million for the same period in 2000. This improvement was primarily due to reductions totaling $6.6 million in production, distribution and administrative expenses primarily resulting from cost savings initiatives implemented during 2000, lower advertising costs primarily due to the absence of advertising associated with new product introductions and line extensions in 2001, and higher volumes in sauce and It's Pasta Anytime. These improvements were partially offset by an increase in trade promotion support for It's Pasta Anytime and pasta.

Corporate  and  other
---------------------
Corporate and other adjusted operating EBITDA, classified primarily as general and administrative expenses, improved $3.9 million to a loss of $2.9 million for the three months ended March 31, 2001 compared to a loss of $6.8 million for the three months ended March 31, 2000. The improvement is primarily due to gains on the sale of a portion of a common stock equity investment held by the Company of $2.6 million.

Businesses  sold  or  distributed
---------------------------------
The Company's printing inks and infrastructure management services businesses provided net sales of $9.9 million and $1.7 million, respectively, in 2000. The printing inks business provided adjusted operating EBITDA of $0.8 million. The infrastructure management services business adjusted operating loss of $2.4 million in 2000 consisted of general and administrative expenses of $4.1 million that more than offset net sales.

NON-OPERATING  EXPENSES  AND  INCOME  TAXES
-------------------------------------------

Following is a comparison of non-operating expenses for the three months ended March 31, 2001 and 2000:

------------------------------------------------------------------------------------------------------
                                                                       THREE MONTHS ENDED MARCH 31,
                                                                      CONSOLIDATED        COMBINED
                                                                   -----------------  ----------------
(Dollars in millions)                                               2001       2000    2001      2000
------------------------------------------------------------------------------------------------------
Interest expense                                                   $13.2      $14.7   $13.2     $14.7
Affiliated interest expense, net                                     4.2        4.1     1.0       0.3
Interest income and other expense (income)                           1.6       (6.6)    2.3      (6.5)
                                                                   ------    ------   ------   ------
                                                                   $19.0      $12.2   $16.5     $ 8.5
------------------------------------------------------------------------------------------------------

Consolidated non-operating expenses increased $6.8 million to $19.0 million for the three months ended March 31, 2001 compared with $12.2 million for the three months ended March 31, 2000. The increase is primarily due to a reduction in interest income of $2.5 million due to lower average cash balances in 2001 compared to 2000, reduced unrealized gains on an interest rate swap which terminated in September 2000 of $2.6 million, and reduced affiliated dividend income of $2.1 million.

Combined non-operating expenses increased $8.0 million from $8.5 million for the three months ended March 31, 2000 to $16.5 million for the three months ended March 31, 2001. The increase relates primarily to the consolidated factors described above.

Following is a comparison of income taxes for the three months ended March 31, 2001 and 2000:

------------------------------------------------------------------------------------------------------
                                                                       THREE MONTHS ENDED MARCH 31,
                                                                      CONSOLIDATED        COMBINED
                                                                    ----------------  ---------------
(Dollars in millions)                                                2001      2000    2001     2000
------------------------------------------------------------------------------------------------------
Income tax expense                                                   $7.2      $7.4    $3.2     $1.7
Effective tax rate                                                    90%       38%     N/M      N/M
------------------------------------------------------------------------------------------------------

The 2001 consolidated and combined effective tax rates reflect the impact of earnings related to the expected sale of a foreign business that are not expected to be permanently reinvested in foreign locations and the inability to utilize the foreign tax credits associated with those earnings due to usage limitations. The combined rate also reflects the impact of permanent items not deductible for tax purposes.

The 2000 consolidated and combined effective tax rates reflect the effect of lower tax rates in foreign jurisdictions. The combined rate also reflects permanent tax differences on Foods' net loss.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

Operating  Activities
---------------------
Consolidated operating activities provided cash of $61.1 million in the first quarter of 2001 compared to $0.5 million in the first quarter of 2000. The $60.6 million improvement is primarily due to net tax refunds of $45.2 million in 2001 compared to 2000 tax payments of $9.1 million, improvement in cash flows from trade payables of $20.6 million due to better management of payment terms and timing of payments, and improved accounts receivable cash flows of $10.8 million primarily in the Chemical and Consumer Adhesives businesses due to improved collection efforts. These increased inflows were partially offset by a decline in adjusted operating EBITDA of $9.5 million (see page 20) reduced cash flows from inventories of $2.3 million primarily due to higher raw material costs, increased payroll and other benefit related payments of $5.7 million primarily due to timing differences and Chemical payments of $4.3 million related to restructuring programs initiated in 2000.

Combined cash provided by operating activities in the first quarter of 2001 was $72.4 million, $59.1 million greater than the $13.3 million provided in the first quarter of 2000. The combined improvement is comparable to consolidated. In addition to the consolidated factors above, significant components of combined included an improvement in Foods' adjusted operating EBITDA of $9.7 million (see page 20), more than offset by additional Foods' tax payments of $8.7 million as well as other amounts.

Investing  Activities
---------------------
Consolidated investing activities in the first quarter of 2001 provided cash of $1.8 million versus $20.2 million cash used in the first quarter of 2000. The $22.0 million improvement primarily represents reduced capital expenditures of $4.8 million, primarily in the Chemical business due to reduced plant expansion projects in 2001, proceeds of $11.0 million from the sale of land associated with one of the Chemical plants closed in 2000 and proceeds of $5.3 million primarily from the sale of a portion of a common stock equity investment held by the Company.

Combined investing activities used cash of $1.7 million in the first quarter of 2001 compared to $32.3 million cash used in the first quarter of 2000. In addition to consolidated factors discussed above, the $30.6 million improvement includes further reductions in capital expenditures of $10.0 million primarily due to Foods new product manufacturing line spending in 2000.

Financing  Activities
---------------------
Consolidated financing activities used $64.2 million in the first quarter of 2001 versus $24.4 million in the first quarter of 2000. The $39.8 million increase in cash used is primarily due to 2001 net affiliated repayments and loans of $21.9 million compared to 2000 net affiliated borrowings/receipts of $14.1 million. Affiliated activity in 2001 is primarily comprised of repayments to BWHLLC of $22.3 million and an additional amount loaned to WKI Holding Company, Inc., an affiliate, of $15.6 million, partially offset by increased borrowings/receipts from Foods of $16.2 million. In addition, 2001 included net short-term debt repayments of $23.9 million compared to 2000 net borrowings of $3.4 million. These increased outflows were partially offset by lower common stock dividends paid of $13.0 million and the absence of a $10.3 million distribution of cash temporarily held by the management infrastructure services business for the benefit of its customers, to the Company's parent.

Combined financing activities used $79.9 million in the first quarter of 2001 compared to $30.8 million used in the first quarter of 2000. Excluding increases in net affiliated inflows between years related to Foods of $9.9 million which are eliminated, the increase of $49.1 million primarily represents the consolidated factors described above.

RECENT  ACCOUNTING  PRONOUNCEMENTS
----------------------------------

In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives", which addresses the recognition, measurement and income statement classification for sales incentives offered to customers. Although this EITF is not effective for the Company until January 1, 2002, registrants who do not elect early adoption are subject to certain disclosure requirements. Upon adoption, approximately $4 million and $33 million for the Company and Combined Companies, respectively, for the three months ended March 31, 2001, and $3 million and $28 million for the three months ended March 31, 2000, respectively, will be reclassified from marketing expense to net sales. The Company's and Combined Companies' current policy of recognizing a liability for sales incentives at the later of the date at which the related revenue is recorded or the date at which the sales incentive is offered, complies with the consensuses reached in this issue.

In April 2001, the EITF reached a consensus on Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products". This issue requires that consideration paid from a vendor to a purchaser be classified as a reduction of revenue in the vendor's income statement unless it can be determined that an identifiable benefit will be received by the vendor and the fair value of the benefit exceeds the consideration provided to the purchaser. In that case, the consideration should be characterized as a cost. This EITF is effective for quarters beginning after December 15, 2001. The Company and Combined Companies are in the process of determining the impact of this consensus but do not expect reported financial results will be significantly impacted.

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

PART  II

Item  1:  LEGAL  PROCEEDINGS

There have been no material developments in the ongoing legal proceedings that are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The Company is involved in various other litigation throughout the United States, which is considered to be in the ordinary course of the Company's business.

On April 3, 2001, Borden Chemicals and Plastics Operating Limited Partnership ("BCPOLP") and its subsidiary filed voluntary petitions for protection under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. A subsidiary of the Company is the General Partner of BCPOLP. See Note 6 to the Condensed Consolidated and Condensed Combined Financial Statements for a discussion of contingent liabilities related to this event.


Management believes, based upon the information it currently possesses, and taking into account its established reserves for estimated liability, that the ultimate outcome of the environmental and legal proceedings and actions is unlikely to have a material adverse effect on the financial position or results of operations of the Company.


Item  6:     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES, AND REPORTS ON FORM 8-K

b.     Financial  Statement  Schedules

Included are the separate condensed financial statements of Foods Holdings filed in accordance with rule 3-10 of Regulation S-X. Foods Holdings is a guarantor of the Company's credit facility and all of the Company's outstanding publicly held debt.

c.     Reports  on  Form  8-K

There  were  no  reports  on  Form  8-K issued during the first quarter of 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BORDEN,  INC.

Date  May  11,  2001                           By  /s/ Deborah K. Roche
                                                   --------------------
                                               Deborah  K.  Roche
                                               Vice  President,
                                               General  Auditor
                                               and  Controller
                                               (Principal  Accounting  Officer)

BORDEN  FOODS  HOLDINGS  CORPORATION

CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
FOR  THE  THREE  MONTHS  ENDED
MARCH  31,  2001  AND  2000















                                     BFH1

------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
AND  COMPREHENSIVE  INCOME  (UNAUDITED)

BORDEN  FOODS  HOLDINGS  CORPORATION
                                                                               Three Months Ended
(In thousands except per share and share amounts)                                    March 31,
                                                                               2001        2000
------------------------------------------------------------------------------------------------------
Net sales                                                                    $149,886   $ 142,070
Cost of goods sold                                                             72,411      71,335
                                                                             ---------  ----------

Gross margin                                                                   77,475      70,735
                                                                             ---------  ----------

Distribution expense                                                           10,105      11,561
Marketing expense                                                              66,136      65,260
General & administrative expense                                               14,550      14,538
                                                                             ---------  ----------

Operating loss                                                                (13,316)    (20,624)
                                                                             ---------  ----------

Interest expense                                                                   76          51
Interest income                                                                (3,263)     (4,387)
                                                                             ---------  ----------

Loss before income tax                                                        (10,129)    (16,288)
Income tax benefit                                                             (3,777)     (6,100)
                                                                             ---------  ----------

Net loss                                                                       (6,352)    (10,188)

Affiliate's share of income                                                        (5)        114
                                                                             ---------  ----------

Net loss applicable to common stock                                          $ (6,357)  $ (10,074)
                                                                             =========  ==========

Comprehensive income (Note 6)                                                $ (9,566)  $ (12,041)
                                                                             =========  ==========


Basic and diluted loss per common share                                      $(63,570)  $(100,740)

Average number of common shares outstanding
  during the period                                                               100         100

------------------------------------------------------------------------------------------------------
See accompanying Notes to the Condensed Consolidated Financial Statements.



                                     BFH2

------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)

BORDEN  FOODS  HOLDINGS  CORPORATION

(In  thousands)
                                                                                March 31,   December 31,
ASSETS                                                                             2001          2000
------------------------------------------------------------------------------------------------------
  CURRENT ASSETS
    Cash and equivalents                                                     $       219,612   $222,374
    Accounts receivable (less allowance for doubtful
      accounts of $818 and $787, respectively)                                        34,247     51,126
    Inventories:
      Finished and in-process goods                                                   49,774     46,531
      Raw materials and supplies                                                      21,025     28,608
    Deferred income taxes                                                              6,293      9,584
    Other current assets                                                               9,287      8,243
                                                                             ----------------  ---------
                                                                                     340,238    366,466

  OTHER ASSETS
    Deferred income taxes                                                              4,036          -
    Other assets                                                                       6,507      7,461
                                                                             ----------------  ---------
                                                                                      10,543      7,461

  PROPERTY AND EQUIPMENT
    Land                                                                               9,499      9,586
    Buildings                                                                         42,713     43,362
    Machinery and equipment                                                          224,035    224,937
                                                                             ----------------  ---------
                                                                                     276,247    277,885
    Less accumulated depreciation                                                    (93,451)   (88,062)
                                                                             ----------------  ---------
                                                                                     182,796    189,823

  INTANGIBLES
    Goodwill                                                                          10,613     10,692
    Trademarks and other intangibles                                                 104,672    105,464
                                                                             ----------------  ---------
                                                                                     115,285    116,156
                                                                             ----------------  ---------

  TOTAL ASSETS                                                               $       648,862   $679,906
                                                                             ================  =========
------------------------------------------------------------------------------------------------------
See accompanying Notes to the Condensed Consolidated Financial Statements.



                                     BFH3

-------------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)

BORDEN  FOODS  HOLDINGS  CORPORATION

(In  thousands  except  per  share  and  share  amounts)
                                                                                March 31,        December 31,
LIABILITIES AND SHAREHOLDER'S EQUITY                                              2001              2000
-------------------------------------------------------------------------------------------------------------
  CURRENT LIABILITIES
    Accounts and drafts payable                                              $             35,397   $ 39,823
    Accrued customer allowances                                                            13,396     12,093
    Income tax payable                                                                      7,138      8,000
    Short-term borrowings                                                                     720          -
    Current maturities of long-term debt                                                      352        369
    Current obligations under capital lease                                                   252        252
    Loans due to affiliates                                                                 2,964      3,029
    Other current liabilities                                                              25,143     27,817
                                                                             ---------------------  ---------
                                                                                           85,362     91,383

  OTHER LIABILITIES
    Long-term debt                                                                          2,434      2,529
    Long-term obligations under capital lease                                               2,716      2,770
    Deferred income taxes                                                                       -      6,203
    Other long-term liabilities                                                            47,504     56,609
                                                                             ---------------------  ---------
                                                                                           52,654     68,111

  COMMITMENTS AND CONTINGENCIES (NOTE 8)

  SHAREHOLDER'S EQUITY
    Common stock - $0.01 par value; 100 shares
      authorized, issued, and outstanding                                                       -          -
    Paid in capital                                                                       423,104    423,104
    Shareholder's investment in affiliates                                                 66,343     66,338
    Retained earnings                                                                      28,113     34,470
    Accumulated translation adjustments                                                    (6,714)    (3,500)
                                                                             ---------------------  ---------
                                                                                          510,846    520,412
                                                                             ---------------------  ---------

  TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                 $            648,862   $679,906
                                                                             =====================  =========
-------------------------------------------------------------------------------------------------------------
See accompanying Notes to the Condensed Consolidated Financial Statements.



                                     BFH4

------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)

BORDEN  FOODS  HOLDINGS  CORPORATION
                                                                            Three Months Ended
(In thousands)                                                                    March 31,
                                                                              2001       2000
------------------------------------------------------------------------------------------------------
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                $ (6,352)  $(10,188)
    Adjustments to reconcile net loss
    to net cash used in operating activities:
       Depreciation and amortization                                           8,794      6,299
       Deferred tax (benefit) provision                                       (6,948)     1,068
    Net change in assets and liabilities:
       Trade receivable                                                       16,879     13,134
       Inventories                                                             4,340      3,372
       Accounts and drafts payable                                            (4,426)    (4,281)
       Accrued customer allowances                                             1,303        585
       Income taxes                                                             (862)      (445)
       Other current assets and liabilities                                   (3,471)     1,941
       Other assets and liabilities                                           (9,135)      (624)
                                                                            ---------  ---------
                                                                                 122     10,861
                                                                            ---------  ---------

  CASH FLOWS USED IN INVESTING ACTIVITIES
    Capital expenditures                                                      (3,485)   (11,047)
                                                                            ---------  ---------
                                                                              (3,485)   (11,047)
                                                                            ---------  ---------

  CASH FLOWS FROM FINANCING ACTIVITIES
    Net short-term debt borrowings                                               720        154
    (Repayment) borrowings of loans due to affiliates                            (65)       765
    Repayment of capital lease obligations                                       (54)         -
                                                                            ---------  ---------
                                                                                 601        919
                                                                            ---------  ---------

  INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                 (2,762)       733

  CASH AND EQUIVALENTS AT BEGINNING
    OF PERIOD                                                                222,374    266,825
                                                                            ---------  ---------

  CASH AND EQUIVALENTS AT END
    OF PERIOD                                                               $219,612   $267,558
                                                                            =========  =========
------------------------------------------------------------------------------------------------------
See accompanying Notes to the Condensed Consolidated Financial Statements.



                                     BFH5

------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (CONTINUED)
BORDEN  FOODS  HOLDINGS  CORPORATION
                                                                           Three Months Ended
(In thousands)                                                                  March 31,
                                                                              2001     2000
------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid:
    Interest                                                                 $   61  $   232
    Taxes, net of (refunds)                                                   1,209   (7,533)

------------------------------------------------------------------------------------------------------
See accompanying Notes to the Condensed Consolidated Financial Statements.



                                     BFH6

---------------------------------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENT  OF  SHAREHOLDER'S  EQUITY  (UNAUDITED)
BORDEN  FOODS  HOLDINGS  CORPORATION

(In  thousands)
---------------------------------------------------------------------------------------------------------------------------------
                                                                Shareholder's                   Accumulated
                                                 Paid in         Investment        Retained     Translation
                                                 Capital        in Affiliate       Earnings     Adjustments          Total
---------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                  $   423,104       $   66,338      $   34,470      $  (3,500)       $    520,412
---------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                            (6,352)                            (6,352)

Foreign currency translation adjustments                                                           (3,214)             (3,214)

Affiliate's share of income                                              5              (5)                                -

---------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2001                     $   423,104       $   66,343      $   28,113      $  (6,714)       $    510,846
---------------------------------------------------------------------------------------------------------------------------------
See accompanying Notes to the Condensed Consolidated Financial Statements.



                                     BFH7

BORDEN  FOODS  HOLDINGS  CORPORATION
NOTES  TO  THE  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
(Dollars  in  thousands)


1.  NATURE  OF  OPERATIONS

Borden Foods Holdings Corporation (the "Company"), a wholly owned subsidiary of Borden Foods Holdings, LLC ("LLC"), owns approximately 98% of Borden Foods Corporation ("BFC"). The remaining interest in BFC is owned directly by LLC. The Company is a leading producer and marketer of a variety of food products worldwide, including pasta, pasta sauce, bouillon, dry soups and shelf stable meals. At March 31, 2001, the Company's operations included 8 production facilities, 4 of which are located in the United States. The remaining facilities are located in Canada and Italy.


2.  BASIS  OF  PRESENTATION

The Company has fully and unconditionally guaranteed obligations under Borden, Inc.'s ("Borden") Credit Facility and all of Borden's publicly held debt on a pari passu basis. As a result of the financial guarantee and in accordance with Regulation S-X rule 3-10, Borden is required to include in its filings with the Securities and Exchange Commission separate financial statements for the Company as if it were a registrant. The Company's financial statements are prepared on a purchase accounting basis. Borden elected not to apply push down accounting in its consolidated or combined financial statements and, as such, Borden's financial statements are reported on a historical cost basis.

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which management believes to be necessary for the fair presentation of operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results for the interim period are subject to seasonal variations and are not necessarily indicative of results for the full year. The interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000.

Certain prior year amounts have been reclassified to conform to the 2001 presentation.


3.  RECENTLY  ISSUED  ACCOUNTING  STATEMENTS

The Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001 and recorded a pre-tax transition adjustment of $380 for marking foreign exchange forward contracts to fair value. The Company elected not to apply hedge accounting to these contracts because they are marked to market through earnings at the same time that the exposed assets and liabilities are remeasured through earnings. Due to the effectiveness of the forward contracts, there was no significant impact to earnings for the three months ended March 31, 2001.



                                     BFH8

The Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives" which address the recognition, measurement and income statement classification for sales incentives offered to customers. Although this EITF is not effective until quarters beginning after December 15, 2001, registrants who do not elect to adopt early are subject to the disclosure requirements. Upon adoption, certain promotion costs of $29,620 and $25,024 for the three months ended March 31, 2001 and 2000, respectively, will be reclassified from marketing expense to net sales. The Company will continue recognizing a liability for sales incentives and promotions at the later of the date at which the related revenue is recorded or the date at which the sales incentive or promotion is offered in compliance with the consensus reached on these Issues.

The EITF also reached consensus on Issue No. 00-25 "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." This issue requires that consideration paid from a vendor to a purchaser be classified as a reduction of revenue in the vendor's income statement unless it can be determined that an identifiable benefit will be received by the vendor and the fair value of the benefit exceeds the consideration provided to the purchaser. In that case, the consideration should be characterized as a cost. This EITF is not effective until quarters beginning after December 15, 2001. The Company is in the process of determining the impact of this consensus, but does not expect reported financial results to be affected.


4.  BUSINESS  DIVESTITURES  AND  REALIGNMENT

Divestitures
------------
During the period from December 1997 through April 1999, the Company sold certain businesses, which were not considered to be aligned with its grain-based meal solution strategy. The Company established reserves for work-force reductions, closure of facilities, selling and legal fees, contract terminations, transition services and other costs related to the divestiture of these unaligned businesses.

During the first quarter of 2001, the Company utilized reserves of $346 primarily for the resolution of business and contractual obligations related to divested businesses. As of March 31, 2001, reserves related to the divestiture of unaligned businesses of $1,058 remained in other current liabilities and $493 remained in other long-term liabilities. Reserves for the divestiture of unaligned businesses were $1,897 as of December 31, 2000, of which $532 was in other long-term liabilities.


Business  Realignment
---------------------
During the second half of 2000, the Company recorded charges to implement a workforce reduction plan. The workforce reduction plan was put into place to take advantage of the efficiencies generated from the implementation of enterprise-wide information technology systems in 1999 and work process redesign. The plan is expected to reduce ongoing general and administrative expenses and plant overhead costs. As of March 31, 2001 and December 31, 2000, reserves of $2,171 and $3,737 primarily for severance remained in other current liabilities.


5.  SHIPPING  &  HANDLING  COSTS

Shipping costs are incurred to physically move the Company's products from the production or storage facility to the customer. Handling costs are incurred from the point the products are removed from inventory until they are provided to the shipper and generally include costs to store, move and prepare the products for shipment.



                                     BFH9

The Company incurred shipping costs of $4,115 and $4,406 for the three months ended March 31, 2001 and 2000, respectively. Due to the nature of the Company's operations, handling costs incurred prior to shipment are not significant. These costs are classified as distribution expense in the Condensed Consolidated Statements of Operations.


6.  COMPREHENSIVE  INCOME

Comprehensive  loss  was  computed  as  follows:

-----------------------------------------------------------------------------------
                                                   Three months ended March 31,
                                                        2001           2000
                                                   --------------  ------------
Net loss                                             $ (6,352)      $ (10,188)
Foreign currency translation adjustments               (3,214)         (1,853)
                                                   --------------  ------------
                                                     $ (9,566)      $ (12,041)
                                                   ==============  ============
-----------------------------------------------------------------------------------


7.  RELATED  PARTIES

Borden provides certain administrative services, such as rental of office space, telephone support and postage, to the Company at negotiated fees. The amount owed by the Company for reimbursement of such services was $308 at March 31, 2001 and $211 at December 31, 2000.

During the first quarter of 2000, a the subsidiary of Borden provided certain administrative services, including processing of payroll, active and retiree group insurance claims, securing insurance coverage for catastrophic claims and limited information systems support. The subsidiary was sold to a third party in 2000. The third party continues to provide these services. Subsequent to the sale of the subsidiary, fees for these services were no longer considered affiliate charges.

The Company provides eligible U.S. employees pension benefits under the Borden domestic pension plan and the opportunity to participate in the Borden retirement savings plan. The Company makes contributions to Borden for these benefits, certain of which are determined by Borden's actuary. The Company's portion of these benefit liabilities is considered to be an amount due to affiliate since Borden retains the legal obligation for these benefits. The Company provided payment for its portion of the net pension liability of $11,132 during the three months ended March 31, 2001, which was recorded in other long-term liabilities.

The following summarizes the affiliate charges for the three months ended March 31, 2001 and 2000:

------------------------------------------------------------------------------------
                                                    Three months ended March 31,
                                                         2001           2000
                                                    -------------   ------------
     Employee benefits                                $   843         $   907
     Group and general insurance                            -             626
     Administrative services                              912           1,483
                                                    -------------   ------------
                                                      $ 1,755         $ 3,016
                                                    =============   ============
------------------------------------------------------------------------------------



                                     BFH10

The Company performs certain administrative services on behalf of other Borden affiliates. These services include customer service, purchasing and quality assurance. The Company charged affiliates $116 and $122 for such services for the three months ended March 31, 2001 and 2000, respectively. The receivable for these services was $425 at March 31, 2001 and $146 at December 31, 2000.

The Company invests cash with Borden. The Company's investment balance was $212,129 at March 31, 2001 and $206,963 at December 31, 2000. The funds are invested overnight earning a rate set by Borden that generally approximates money market rates. The Company earned interest income of $3,224 and $3,978 on these funds for the three months ended March 31, 2001 and 2000, respectively. Amounts receivable for interest were $506 and $789 as of March 31, 2001 and December 31, 2000, respectively.

The Company has borrowed funds from LLC for use in operations. At March 31, 2001 and December 31, 2000, loans due to LLC were $2,964 and $3,029 carrying a variable interest rate of approximately 5.75% and 7.25%, respectively. Interest payable to LLC was $374 and $328 at March 31, 2001 and December 31, 2000, respectively.

Borden continues to provide executive, financial and strategic management to the Company for which it charges a quarterly fee of $250.


8.  COMMITMENTS  AND  CONTINGENCIES

Legal  Matters
--------------
BFC is involved in certain legal proceedings arising through the normal course of business. Management is of the opinion that the final outcomes of such proceedings should not have a material impact on BFC's results of operations or financial position.



                                     BFH11