Form 10-Q
period 2001-06-30
BORDEN INC
filed 2001-08-14
CIK 13239

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q



X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For  the  quarterly  period  ended          June  30,  2001
                                            ---------------


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


            180  East  Broad  Street,  Columbus,  OH  43215
            -----------------------------------------------
              (Address  of  principal  executive  offices)

                              (614)  225-4000
                              ---------------
       (Registrant's  telephone  number,  including  area  code)

                              Not  Applicable
                              ---------------
      Former  name,  former  address  and  former  fiscal  year, if  changed  since  last  report.)


Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
    ---      ---

Number of shares of common stock, $0.01 par value, outstanding as of the close of business on August 14, 2001:
198,974,994

                                 BORDEN, INC.




INTRODUCTION

The following filing with the Securities and Exchange Commission ("SEC") by Borden, Inc. ("the Company") presents three separate financial statements:
Borden, Inc. Condensed Consolidated Financial Statements, Borden, Inc. and Affiliates Condensed Combined Financial Statements and the Condensed Financial Statements of Borden Foods Holdings Corporation ("Foods Holdings"). The consolidated statements present the Company after the effect of the sales of (i) the Company's former salty snacks business ("Wise") to Wise Holdings and its subsidiaries and (ii) the Company's former domestic and international foods business ("Foods") to Foods Holdings and its subsidiaries, as explained in Note 1 to the Condensed Consolidated and Condensed Combined Financial Statements. The Company and Foods Holdings are controlled by BW Holdings, LLC ("BWHLLC"), as was Wise Holdings prior to its sale, as discussed below. The Condensed Consolidated Financial Statements are those of the Company, which is the SEC Registrant.

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

After review of strategic alternatives for Foods, a decision was reached in the second quarter of 2001 to exit the Foods business. As part of this decision, Foods has entered into definitive agreements in the second and third quarters of 2001 to sell most of its assets. Accordingly, in the Condensed Combined Financial Statements, Foods is reflected as a discontinued operation for all periods presented (see Note 3 to the Condensed Consolidated and Condensed Combined Financial Statements).

On October 30, 2000, Wise Holdings was sold by BWHLLC and as of that date, Wise Holdings' financial guarantees ceased. Accordingly, in the Condensed Combined Financial Statements, Wise is reflected as a discontinued operation in 2000 (see
Note  3  to  the  Condensed  Consolidated  and  Condensed  Combined  Financial
Statements).

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

                                  BORDEN, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.  BORDEN, INC. ("BORDEN")  CONDENSED  CONSOLIDATED AND  BORDEN, INC. AND AFFILIATES CONDENSED
         COMBINED FINANCIAL STATEMENTS

         Condensed Consolidated Statements of Operations and Comprehensive Income,
           three months ended June 30, 2001 and 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
           six months ended June 30, 2001 and 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
         Condensed Consolidated Balance Sheets, June 30, 2001 and December 31, 2000. . . . . . . . . . . .   8
         Condensed Consolidated Statements of Cash Flows, six months ended June 30, 2001 and 2000. . . . .  10
         Condensed Consolidated Statement of Shareholders' (Deficit) Equity, six months ended June 30, 2001 12
         Condensed Combined Statements of Operations and Comprehensive Income,
           three months ended June 30, 2001 and 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
           six months ended June 30, 2001 and 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
         Condensed Combined Balance Sheets, June 30, 2001 and December 31, 2000. . . . . . . . . . . . . .  15
         Condensed Combined Statements of Cash Flows, six months ended June 30, 2001 and 2000. . . . . . .  17
         Condensed Combined Statement of Shareholders' Equity, six months ended June 30, 2001. . . . . . .  19
         Notes to Condensed Consolidated and Condensed Combined Financial Statements . . . . . . . . . . .  20


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . .  25


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33

ITEM 6.  EXHIBITS, GUARANTOR FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K . . . . . . . . . . . .  33

-----------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
AND  COMPREHENSIVE  INCOME  (UNAUDITED)
BORDEN,  INC.
                                                                             Three months ended June 30,
(In millions)                                                                     2001       2000
-----------------------------------------------------------------------------------------------------------
     Net sales                                                                    $425.4   $387.6
     Cost of goods sold                                                            321.5    268.0
                                                                                  -------  -------

     Gross margin                                                                  103.9    119.6
                                                                                  -------  -------

     Distribution expense                                                           20.8     19.5
     Marketing expense                                                              21.3     23.7
     General & administrative expense                                               45.0     37.9
     Gain on sale of assets                                                         (0.8)   (10.4)
     Business realignment                                                           14.0      9.0
                                                                                  -------  -------

     Operating income                                                                3.6     39.9
                                                                                  -------  -------

     Interest expense                                                               13.4     14.6
     Affiliated interest expense, net of affiliated
        interest income of $0.7 in 2001 and $0.1 in 2000                             2.8      4.2
     Interest income and other expense (income)                                      3.1     (5.1)
     Partnership charge                                                             10.0        -
                                                                                  -------  -------

     (Loss) income from continuing operations
        before income tax                                                          (25.7)    26.2
     Income tax (benefit)  expense                                                  (4.0)    13.8
                                                                                  -------  -------

     (Loss) income from continuing operations                                      (21.7)    12.4
                                                                                  -------  -------

     Gain on disposal of discontinued operations, net of tax                           -     93.0
                                                                                  -------  -------

     Net (loss) income                                                             (21.7)   105.4

     Preferred stock dividends                                                     (18.5)   (18.5)
                                                                                  -------  -------

     Net (loss) income applicable to common stock                                 $(40.2)  $ 86.9
                                                                                  =======  =======

     Comprehensive income (see Note 6)                                            $(20.9)  $ 99.9
                                                                                  =======  =======
-----------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

-----------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
AND  COMPREHENSIVE  INCOME  (UNAUDITED)  (CONTINUED)
BORDEN,  INC.

                                                                            Three months ended June 30,
(In millions, except per share data)                                            2001        2000
-----------------------------------------------------------------------------------------------------------
     Basic and Diluted Per Share Data
     --------------------------------

     (Loss) income from continuing operations                                    $(0.11)  $ 0.06
     Gain on disposal of discontinued operations, net of tax                          -     0.47
                                                                                 -------  -------


     Net (loss) income                                                            (0.11)    0.53
     Preferred stock dividends                                                    (0.09)   (0.09)
                                                                                 -------  -------

     Net (loss) income applicable to common stock                                $(0.20)  $ 0.44
                                                                                 =======  =======

     Dividends per common share                                                  $    -   $ 0.06
     Dividends per preferred share                                               $ 0.75   $ 0.75

     Average number of common shares outstanding
       during the period                                                          199.0    199.0

-----------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

-----------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
AND  COMPREHENSIVE  INCOME  (UNAUDITED)
BORDEN,  INC.
                                                                               Six months ended June 30,
(In millions)                                                                     2001       2000
-----------------------------------------------------------------------------------------------------------
     Net sales                                                                    $810.3   $743.6
     Cost of goods sold                                                            621.1    514.6
                                                                                  -------  -------

     Gross margin                                                                  189.2    229.0
                                                                                  -------  -------

     Distribution expense                                                           40.2     38.7
     Marketing expense                                                              37.6     41.5
     General & administrative expense                                               74.3     75.5
     Gain on sale of assets                                                         (3.4)   (10.3)
     Business realignment                                                            9.9     11.8
                                                                                  -------  -------

     Operating income                                                               30.6     71.8
                                                                                  -------  -------

     Interest expense                                                               26.6     29.3
     Affiliated interest expense, net of affiliated
       interest income of $1.1 in 2001 and $0.3 in 2000                              7.0      8.3
     Interest income and other expense (income)                                      4.7    (11.7)
     Partnership charge                                                             10.0        -
                                                                                  -------  -------

     (Loss) income from continuing operations
        before income tax                                                          (17.7)    45.9
     Income tax expense                                                              3.2     21.2
                                                                                  -------  -------

     (Loss) income from continuing operations                                      (20.9)    24.7
                                                                                  -------  -------

     Gain on disposal of discontinued operations, net of tax                           -     93.0
                                                                                  -------  -------

     Net (loss) income                                                             (20.9)   117.7

     Preferred stock dividends                                                     (36.9)   (36.9)
                                                                                  -------  -------

     Net (loss) income applicable to common stock                                 $(57.8)  $ 80.8
                                                                                  =======  =======

     Comprehensive income (see Note 6)                                            $(34.2)  $109.8
                                                                                  =======  =======
-----------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

-----------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
AND  COMPREHENSIVE  INCOME  (UNAUDITED)  (CONTINUED)
BORDEN,  INC.

                                                                              Six months ended June 30,
(In millions, except per share data)                                             2001       2000
-----------------------------------------------------------------------------------------------------------
     Basic and Diluted Per Share Data
     --------------------------------

     (Loss) income from continuing operations                                    $(0.11)  $ 0.12
     Gain on disposal of discontinued operations, net of tax                          -     0.47
                                                                                 -------  -------


     Net (loss) income                                                            (0.11)    0.59
     Preferred stock dividends                                                    (0.18)   (0.18)
                                                                                 -------  -------

     Net (loss) income applicable to common stock                                $(0.29)  $ 0.41
                                                                                 =======  =======

     Dividends per common share                                                  $ 0.06   $ 0.19
     Dividends per preferred share                                               $ 1.50   $ 1.50

     Average number of common shares outstanding
       during the period                                                          199.0    199.0

-----------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

------------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)
BORDEN,  INC.

(In  millions)

                                                                                   June 30,    December 31,
ASSETS                                                                               2001          2000
------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and equivalents                                                            $    23.8       $    27.8
  Accounts receivable (less allowance for doubtful
    accounts of $13.8 in 2001 and $13.1 in 2000)                                      273.0           253.1
  Loan receivable from affiliate                                                        7.0             6.1
  Inventories:
    Finished and in-process goods                                                      72.3            68.7
    Raw materials and supplies                                                         65.4            58.6
  Deferred income taxes                                                                46.9            46.6
  Other current assets                                                                 19.3            15.2
                                                                                  ----------      ----------
                                                                                      507.7           476.1
                                                                                  ----------      ----------

INVESTMENTS AND OTHER ASSETS
  Investments                                                                          57.5            61.9
  Investment in affiliate                                                              10.0            10.0
  Deferred income taxes                                                                94.8            84.6
  Prepaid pension assets                                                               88.5           111.5
  Long-term loan receivable from affiliate                                             25.0               -
  Other assets                                                                         30.9            41.2
                                                                                  ----------      ----------
                                                                                      306.7           309.2
                                                                                  ----------      ----------

PROPERTY AND EQUIPMENT
  Land                                                                                 30.1            28.0
  Buildings                                                                            95.1            88.0
  Machinery and equipment                                                             775.9           778.3
                                                                                  ----------      ----------
                                                                                      901.1           894.3
  Less accumulated depreciation                                                      (344.9)         (321.1)
                                                                                  ----------      ----------
                                                                                      556.2           573.2

INTANGIBLES                                                                           181.6           179.8
                                                                                  ----------      ----------

TOTAL ASSETS                                                                      $ 1,552.2       $ 1,538.3
                                                                                  ==========      ==========
------------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

-----------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)
BORDEN,  INC.

(In  millions,  except  share  data)
                                                                                  June 30,     December 31,
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY                                      2001          2000
-----------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
  Accounts and drafts payable                                                     $  172.6   $  158.8
  Debt payable within one year                                                        11.6       43.5
  Loans payable to affiliates                                                        286.0      283.1
  Other current liabilities                                                          195.4      187.4
                                                                                  ---------  ---------
                                                                                     665.6      672.8
                                                                                  ---------  ---------

OTHER LIABILITIES
  Long-term debt                                                                     586.3      530.5
  Non-pension post-employment benefit obligations                                    150.4      156.0
  Other long-term liabilities                                                        190.2      164.7
                                                                                  ---------  ---------
                                                                                     926.9      851.2
                                                                                  ---------  ---------
COMMITMENTS AND CONTINGENCIES (see Note 8)

SHAREHOLDERS' (DEFICIT) EQUITY
  Preferred stock - Issued 24,574,751 shares                                         614.4      614.4
  Common stock - $0.01 par value: authorized 300,000,000 shares,
  Issued 198,974,994 shares                                                            2.0        2.0
  Paid in capital                                                                    369.8      353.3
  Receivable from parent                                                            (414.9)    (414.9)
  Accumulated other comprehensive income                                             (73.6)     (60.3)
  Accumulated deficit                                                               (538.0)    (480.2)
                                                                                  ---------  ---------
                                                                                     (40.3)      14.3
                                                                                  ---------  ---------

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY                               $1,552.2   $1,538.3
                                                                                  =========  =========
-----------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

---------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)
BORDEN,  INC.
                                                        Six months ended June 30,
(In millions)                                             2001          2000
---------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net (loss) income                                        $(20.9)  $ 117.7
  Adjustments to reconcile net income to net
   cash from (used in) operating activities:
    Gain on disposal of discontinued operations, net of tax     -     (93.0)
    Gain on sale of assets                                   (3.4)    (10.3)
    Business realignment                                      9.9      11.8
    Deferred tax (benefit) provision                        (22.0)     75.2
    Depreciation and amortization                            33.4      28.2
    Unrealized loss (gain) on interest rate swap              1.0      (4.0)
  Net change in assets and liabilities:
    Trade receivables                                       (37.5)    (40.0)
    Inventories                                              (9.5)     (1.7)
    Accounts and drafts payable                              17.1      17.6
    Income taxes                                             59.2     (66.2)
    Other assets                                              6.2       3.3
    Other liabilities                                        (3.2)    (12.0)
                                                           -------   -------
                                                             30.3      26.6
                                                           -------  --------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Capital expenditures                                      (26.2)    (41.7)
  Proceeds from the sale of assets                           16.4       7.2
  Purchase of businesses, net of cash acquired                  -     (88.0)
  Collection (purchase) of affiliate's receivables            0.5     (50.0)
  Net investment from affiliate                                 -       2.2
                                                           -------   -------
                                                             (9.3)   (170.3)
                                                           -------  --------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Net short-term debt (repayments) borrowings               (31.9)     13.2
  Borrowings of long-term debt                               55.8      48.0
  Repayment of long-term debt                                   -     (10.7)
  Affiliated repayments/loans                               (12.0)     (9.8)
  Interest received from parent                              24.2      24.2
  Common stock dividends paid                               (24.2)    (37.2)
  Preferred stock dividends paid                            (36.9)    (36.9)
  Other distributions                                           -     (10.3)
                                                           -------   -------
                                                            (25.0)    (19.5)
                                                           -------  --------
---------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)  (CONTINUED)
BORDEN,  INC.

                                                                                 Six months ended June 30,
(In millions)                                                                       2001      2000
-----------------------------------------------------------------------------------------------------------

  Decrease in cash and equivalents                                               $ (4.0)  $(163.2)
  Cash and equivalents at beginning
    of period                                                                      27.8     195.2
                                                                                 -------  --------
  Cash and equivalents at end
    of period                                                                    $ 23.8   $  32.0
                                                                                 =======  ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid:
    Interest, net                                                                $ 33.4   $  29.6
    Taxes, net of refunds                                                         (34.1)     12.2
  Non-cash activity:
    Accrued dividends on investment in affiliate                                      -       4.2
    Capital contribution by parent                                                 13.0      15.4
    Distribution of net assets of infrastructure management
       services business to the Company's parent                                      -       6.0
-----------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

----------------------------------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS' (DEFICIT) EQUITY
(UNAUDITED) BORDEN,  INC.

(In  millions)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                    Accumulated
                                                                      Receivable       Other
                                  Preferred    Common     Paid-in       from       Comprehensive     Accumulated
                                    Stock      Stock      Capital      Parent         Income           Deficit      Total
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000        $  614.4     $  2.0     $   353.3   $ (414.9)    $  (60.3)         $   (480.2)    $  14.3
----------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                                  (20.9)     (20.9)

Translation adjustments and other                                                     (11.7)                         (11.7)

Cumulative effect of change in accounting principle
  (net of $2.0 tax)                                                                    (3.3)                          (3.3)

Derivative activity (net of $1.0 tax)                                                   1.7                            1.7

Preferred stock dividends                                                                                 (36.9)     (36.9)

Common stock dividends                                        (12.1)                                                 (12.1)

Interest accrued on notes from parent
  (net of $8.7 tax)                                            15.6                                                   15.6

Capital contribution from parent                               13.0                                                   13.0
----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2001            $  614.4     $  2.0     $   369.8   $ (414.9)    $  (73.6)         $   (538.0)    $(40.3)
----------------------------------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

-----------------------------------------------------------------------------------------------------------
CONDENSED  COMBINED  STATEMENTS  OF  OPERATIONS
AND  COMPREHENSIVE  INCOME  (UNAUDITED)
BORDEN,  INC.  AND  AFFILIATES

                                                                             Three months ended June 30,
(In millions)                                                                      2001       2000
-----------------------------------------------------------------------------------------------------------
     Net sales                                                                    $ 425.4   $387.6
     Cost of goods sold                                                             321.5    268.0
                                                                                  --------  -------

     Gross margin                                                                   103.9    119.6
                                                                                  --------  -------

     Distribution expense                                                            20.8     19.5
     Marketing expense                                                               21.3     23.7
     General & administrative expense                                                45.0     37.9
     Gain on sale of assets                                                          (0.8)   (10.4)
     Business realignment                                                            14.0      9.0
                                                                                  --------  -------

     Operating income                                                                 3.6     39.9
                                                                                  --------  -------

     Interest expense                                                                13.4     14.6
     Affiliated interest expense, net of affiliated
       interest income of $0.7 in 2001 and $0.1 in 2000                               0.4      0.3
     Interest income and other expense (income)                                       3.4     (5.1)
     Partnership charge                                                              10.0        -
                                                                                  --------  -------

     (Loss) income from continuing operations
       before income tax                                                            (23.6)    30.1
     Income tax benefit                                                              (2.3)   (40.6)
                                                                                  --------  -------

     (Loss) income from continuing operations                                       (21.3)    70.7

     Discontinued operations:
       Loss from operations, net of tax                                              (8.2)    (0.6)
       (Loss) gain on disposal, net of tax                                         (134.0)    37.0
                                                                                  --------  -------

     Net (loss) income                                                             (163.5)   107.1

     Affiliate's share of income                                                   (132.6)       -

     Preferred stock dividends                                                      (18.5)   (18.5)
                                                                                  --------  -------

     Net (loss) income applicable to common stock                                 $(314.6)  $ 88.6
                                                                                  ========  =======

     Comprehensive income (see Note 6)                                            $(119.6)  $ 98.5
                                                                                  ========  =======
-----------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

-----------------------------------------------------------------------------------------------------------
CONDENSED  COMBINED  STATEMENTS  OF  OPERATIONS
AND  COMPREHENSIVE  INCOME  (UNAUDITED)
BORDEN,  INC.  AND  AFFILIATES
                                                                              Six months ended June 30,
(In millions)                                                                     2001        2000
-----------------------------------------------------------------------------------------------------------
     Net sales                                                                    $ 810.3   $743.6
     Cost of goods sold                                                             621.1    514.6
                                                                                  --------  -------

     Gross margin                                                                   189.2    229.0
                                                                                  --------  -------

     Distribution expense                                                            40.2     38.7
     Marketing expense                                                               37.6     41.5
     General & administrative expense                                                74.3     75.5
     Gain on sale of assets                                                          (3.4)   (10.3)
     Business realignment                                                             9.9     11.8
                                                                                  --------  -------

     Operating income                                                                30.6     71.8
                                                                                  --------  -------

     Interest expense                                                                26.6     29.3
     Affiliated interest expense, net of affiliated
       interest income of $1.1 in 2001 and $0.1 in 2000                               1.4      0.6
     Interest income and other expense (income)                                       4.9    (11.7)
     Partnership charge                                                              10.0        -
                                                                                  --------  -------

     (Loss) income from continuing operations
       before income tax                                                            (12.3)    53.6
     Income tax expense (benefit)                                                     6.2    (31.7)
                                                                                  --------  -------

     (Loss) income from continuing operations                                       (18.5)    85.3

     Discontinued operations:
        Loss from operations, net of tax                                            (19.1)   (15.1)
        (Loss) gain on disposal, net of tax                                        (134.0)    37.0
                                                                                  --------  -------

     Net (loss) income                                                             (171.6)   107.2

     Affiliate's share of income (loss)                                            (132.6)     0.1

     Preferred stock dividends                                                      (36.9)   (36.9)
                                                                                  --------  -------

     Net (loss) income applicable to common stock                                 $(341.1)  $ 70.4
                                                                                  ========  =======

     Comprehensive income (see Note 6)                                            $(149.7)  $ 95.0
                                                                                  ========  =======
-----------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

-----------------------------------------------------------------------------------------------------------
CONDENSED  COMBINED  BALANCE  SHEETS  (UNAUDITED)
BORDEN,  INC.  AND  AFFILIATES

(In  millions)
                                                                                 June 30,      December 31,
ASSETS                                                                             2001           2000
-----------------------------------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and equivalents                                                            $   23.8   $   27.8
  Accounts receivable (less allowance for doubtful accounts of $13.8
   in 2001 and $13.1 in 2000)                                                        268.8      253.1
  Loan receivable from affiliate                                                       7.0        6.1
  Inventories:
    Finished and in-process goods                                                     72.3       68.7
    Raw materials and supplies                                                        65.4       58.6
  Deferred income taxes                                                               46.9       46.6
  Other current assets                                                                19.3       15.2
  Net assets of discontinued operations                                              398.2      515.6
                                                                                  ---------  ---------
                                                                                     901.7      991.7
                                                                                  ---------  ---------

INVESTMENTS AND OTHER ASSETS
  Investments                                                                         57.5       61.9
  Investment in affiliate                                                             10.0       10.0
  Deferred income taxes                                                               94.8       84.6
  Prepaid pension assets                                                              88.5      111.5
  Long-term loan receivable from affiliate                                            25.0          -
  Other assets                                                                        30.9       30.2
                                                                                  ---------  ---------
                                                                                     306.7      298.2
                                                                                  ---------  ---------

PROPERTY AND EQUIPMENT
  Land                                                                                30.1       28.0
  Buildings                                                                           95.1       88.0
  Machinery and equipment                                                            775.9      778.3
                                                                                  ---------  ---------
                                                                                     901.1      894.3
  Less accumulated depreciation                                                     (344.9)    (321.1)
                                                                                  ---------  ---------
                                                                                     556.2      573.2

INTANGIBLES                                                                          181.6      179.8
                                                                                  ---------  ---------

TOTAL ASSETS                                                                      $1,946.2   $2,042.9
                                                                                  =========  =========
-----------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

-----------------------------------------------------------------------------------------------------------
CONDENSED  COMBINED  BALANCE  SHEETS  (UNAUDITED)
BORDEN,  INC.  AND  AFFILIATES

(In  millions)
                                                                                   June 30,    December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                 2001        2000
-----------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
  Accounts and drafts payable                                                     $  172.6   $  158.8
  Debt payable within one year                                                        11.6       43.5
  Loans payable to affiliates                                                         83.2       76.1
  Other current liabilities                                                          195.4      186.7
                                                                                  ---------  ---------
                                                                                     462.8      465.1
                                                                                  ---------  ---------

OTHER LIABILITIES
  Long-term debt                                                                     586.3      530.5
  Non-pension post-employment benefit obligations                                    150.4      156.0
  Other long-term liabilities                                                        190.2      164.7
                                                                                  ---------  ---------
                                                                                     926.9      851.2
                                                                                  ---------  ---------
COMMITMENTS AND CONTINGENCIES (See Note 8)

SHAREHOLDERS' EQUITY
  Preferred stock                                                                    614.4      614.4
  Common stock                                                                         2.0        2.0
  Paid in capital                                                                    590.7      623.9
  Receivable from parent                                                            (414.9)    (414.9)
  Affiliate's interest in subsidiary                                                 248.6       66.3
  Accumulated other comprehensive income                                             (73.6)     (95.5)
  Accumulated deficit                                                               (410.7)     (69.6)
                                                                                  ---------  ---------
                                                                                     556.5      726.6
                                                                                  ---------  ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $1,946.2   $2,042.9
                                                                                  =========  =========
-----------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

-----------------------------------------------------------------------------------------
CONDENSED  COMBINED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)
BORDEN,  INC.  AND  AFFILIATES

                                                                Six months ended June 30,
(In millions)                                                        2001      2000
-----------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net (loss) income                                               $(171.6)  $ 107.2
  Adjustments to reconcile net income to net
   cash from (used in) operating activities:
    Loss (gain) on disposal of discontinued operations, net of tax  133.9     (37.0)
    Gain on sale of assets                                           (3.4)    (10.3)
    Business realignment                                              9.9      11.8
    Deferred tax (benefit) provision                                (22.0)     75.2
    Depreciation and amortization                                    33.4      28.2
    Unrealized loss (gain) on interest rate swap                      1.0      (4.0)
  Net change in assets and liabilities:
    Trade receivables                                               (37.5)    (40.0)
    Inventories                                                      (9.5)     (1.7)
    Accounts and drafts payable                                      17.1      17.6
    Income taxes                                                     60.0     (83.3)
    Other assets                                                     11.2       4.4
    Other liabilities                                                32.8     (13.1)
    Net assets of discontinued operations                           (16.6)    (12.8)
                                                                  --------  --------
                                                                     38.7      42.2
                                                                  --------  --------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Capital expenditures                                              (31.8)    (68.9)
  Proceeds from the sale of assets                                   16.4       7.2
  Purchase of business, net of cash acquired                            -     (88.0)
  Collection (purchase) of affiliate's receivables                    0.5     (50.0)
                                                                  --------  --------
                                                                    (14.9)   (199.7)
                                                                  --------  --------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Net short-term debt (repayments) borrowings                       (30.4)     13.4
  Borrowings of long-term debt                                       58.8      48.0
  Repayment of long-term debt                                        (0.1)    (10.9)
  Affiliated (repayments/loans) borrowings/receipts                 (19.2)      4.0
  Interest received from parent                                      24.2      24.2
  Common stock dividends paid                                       (24.2)    (37.2)
  Preferred stock dividends paid                                    (36.9)    (36.9)
  Other distributions                                                   -     (10.3)
                                                                  --------  --------
                                                                    (27.8)     (5.7)
                                                                  --------  --------
-----------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
CONDENSED  COMBINED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)  (CONTINUED)
BORDEN,  INC.  AND  AFFILIATES

                                                                               Six months ended June 30,
(In millions)                                                                       2001       2000
-----------------------------------------------------------------------------------------------------------
  Decrease in cash and equivalents                                                $ (4.0)  $(163.2)
  Cash and equivalents at beginning
    of period                                                                       27.8     195.2
                                                                                  -------  --------
  Cash and equivalents at end
    of period                                                                     $ 23.8   $  32.0
                                                                                  =======  ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid:
    Interest, net                                                                 $ 33.4   $  29.6
    Taxes, net of refunds                                                          (34.1)     12.2
  Non-cash activity:
    Accrued dividends on investment in affiliate                                       -       4.2
    Capital contribution by parent                                                  13.0      15.4
    Affiliate's share of income (loss)                                             132.6      (0.1)
    Distribution of net assets of infrastructure management
       services business to the Company's parent                                       -       6.0
-----------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements


CONDENSED  COMBINED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY  (UNAUDITED)
BORDEN,  INC.  AND  AFFILIATES

(In  millions)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                             Accumulated
                                                                   Receivable  Affiliate's      Other
                                  Preferred   Common    Paid-in      from      Interest in   Comprehensive   Accumulated
                                    Stock     Stock     Capital     Parent     Subsidiary       Income         Deficit      Total
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000        $  614.4    $  2.0    $  623.9   $ (414.9)    $   66.3    $   (95.5)      $   (69.6)   $  726.6
----------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                                       (171.6)     (171.6)

Translation adjustments and other                                                                23.5                        23.5

Cumulative effect of change in accounting
  principle (net of $2.0 tax)                                                                    (3.5)                       (3.5)

Derivative activity (net of $1.1 tax)                                                             1.9                         1.9

Preferred stock dividends                                                                                       (36.9)      (36.9)

Common stock dividends                                     (12.1)                                                           (12.1)

Interest accrued on notes from parent
  (net of $8.7 tax)                                         15.6                                                             15.6

Capital contribution from parent                            13.0                                                             13.0

Affiliate's interest in subsidiary                         (49.7)                  182.3                       (132.6)          -
----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2001            $  614.4    $  2.0    $  590.7   $ (414.9)    $  248.6    $   (73.6)      $  (410.7)     $556.5
----------------------------------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

NOTES  TO  CONDENSED  CONSOLIDATED
AND  CONDENSED  COMBINED  FINANCIAL  STATEMENTS
(Dollars  in  millions  except  per  share  amounts  and as otherwise indicated)

1.     BASIS  OF  PRESENTATION

The Registrant, Borden, Inc. (the "Company") is engaged primarily in manufacturing, processing, purchasing and distributing primarily forest products and industrial resins, formaldehyde, melamine crystal and other specialty and industrial chemicals worldwide as well as manufacturing and distributing consumer glues and adhesives in North America.

The Company's principal lines of business formerly included its international and domestic foods operations ("Foods") and salty snacks business ("Wise"). Subsidiaries of BWHLLC, an affiliate of the Company, together with subsidiaries of Wise Holdings, Inc. ("Wise Holdings") and subsidiaries of Borden Foods Holdings Corporation ("Foods Holdings") purchased Wise and Foods on July 2, 1996 and October 1, 1996, respectively. As a result of these sales, Wise and Foods, as of their respective sale dates, are no longer legally part of the Company on a consolidated basis. However, management of the Company continues to exercise significant operating and financial control over Foods, and exercised similar control over Wise until the time of its sale. Foods Holdings provides financial guarantees to obligations under the Company's credit facility and all of the Company's outstanding publicly held debt, as did Wise until it was sold. Because of the aforementioned control and guarantees, the Company has included, supplementally in this filing, Condensed Combined Financial Statements of Borden, Inc. and Affiliates (the "Combined Companies") which present the financial condition and results of operations and cash flows of the Company, Wise and Foods. The Combined Companies' financial statements do not reflect push-down accounting and therefore present financial information on a basis consistent with that upon which credit was originally extended to the Company.

On October 30, 2000, Wise Holdings was sold by BWHLLC. As a result, Wise is reflected as a discontinued operation in 2000 in the Condensed Combined Financial Statements and its financial guarantees ceased (see Note 3).

After review of strategic alternatives for Foods, a decision was reached in the second quarter of 2001 to exit the Foods business. As part of this decision, Foods has entered into definitive agreements in the second and third quarters of 2001 to sell most of its assets. Accordingly, in the Condensed Combined Financial Statements, Foods is reflected as a discontinued operation for all periods presented (see Note 3).

The accompanying unaudited interim Condensed Consolidated and Condensed Combined Financial Statements contain all adjustments, which in the opinion of management are necessary for a fair statement of the results for the interim periods. Results for the interim periods are not necessarily indicative of results for the full year.

Information about the Company's and Combined Companies' operating segments is provided in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and is an integral part of the Condensed Consolidated and Condensed Combined Financial Statements.

Certain prior year amounts have been reclassified to conform with the 2001 presentation.

2.     BUSINESS  ACQUISITIONS,  REALIGNMENT  AND  OTHER  CHANGES

As part of its ongoing effort to streamline its operations, the Chemical business has continued to take actions in the first half of 2001 to realign its business. As part of these efforts, the Company has recorded in 2001 charges related to plant closures totaling $14.9. Of this total, $4.8 was recorded in the first quarter and $10.1 in the second quarter. These amounts consist primarily of fixed asset write-offs of $7.2, severance of $2.9 and plant closure costs of $2.7. Offsetting these amounts was the first quarter sale of land associated with a closed Chemical plant. Proceeds from the sale of $11.0 resulted in a pre-tax gain of $10.5 ($6.5 after-tax). In addition, the Chemical business also accrued additional severance in the first quarter of 2001 of $1.6 related to other workforce reductions.

In the second quarter, the Company recorded a charge of $3.9 for corporate workforce reductions to reduce costs. This amount consists of severance.

In the second quarter of 2001, the Chemical business and Delta-HA, Inc. formed a venture in which they merged their North American foundry businesses. Based on the agreed valuations of each party's contributions to the venture, the Chemical business has a 75% share of the initial capital and future earnings of the venture and exerts significant control. In conjunction with the formation of the venture, the Chemical business contributed three plants and each party contributed inventories, personnel and technical knowledge. The venture is consolidated into the Condensed Consolidated and Condensed Combined Financial Statements and includes an approximate accrual of $11 to close two plants. Goodwill and other intangible assets of approximately $8 was recorded and will be amortized over ten years.

3.     DISCONTINUED  OPERATIONS

After a review of the strategic alternatives for the Foods business, a decision was reached in the second quarter of 2001 to exit the Foods business. Accordingly, effective the second quarter of 2001, Foods is reflected as a discontinued operation for all periods presented in the Condensed Combined Statement of Operations and Comprehensive Income, Balance Sheets and Cash Flows.

In two separate asset transactions on July 16, 2001, with H.J. Heinz Company and American Italian Pasta Company, and a transaction involving subsidiary stock and assets on July 30, 2001 with New World Pasta Company, certain subsidiaries of Foods completed the sale of all of Foods dry pasta, pasta sauce, bouillon and dry soup operations. The three transactions included the sale of substantially all of Foods' operations, for aggregate proceeds of approximately $415 million in cash. An estimated pre-tax net loss to exit the Foods business of $134.0 ($134.0 after-tax) was recorded in the second quarter of 2001. The estimated after-tax loss is reflected as a loss on disposal of discontinued operations in the Condensed Combined Statements of Operations and Comprehensive Income. See also Note 4 for discussion of amounts allocated to Borden Foods Holding LLC ("Foods LLC") as a result of the sale transactions.

In 2000, BWHLLC sold Wise Holdings to Palladium Equity Partners, LLC. As a result, the financial results of Wise have been reclassified to discontinued operations in the Condensed Combined Statements of Operations and Comprehensive Income, Balance Sheets and Cash Flows in 2000.

The results below for Foods and Wise are reported separately as discontinued operations in the Condensed Combined Statements of Operations and Comprehensive
Income:

--------------------------------------------------------------------------------
                                                 THREE MONTHS ENDED JUNE 30,
                                                       2001        2000
--------------------------------------------------------------------------------
Net sales                                         $    122.5    $    188.1
Loss before income taxes                               (15.6)        (19.4)
Income tax benefit                                      (7.4)        (18.8)
                                                  ----------    ----------
Loss from discontinued operations                 $     (8.2)   $     (0.6)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                  SIX MONTHS ENDED JUNE 30,
                                                       2001        2000
--------------------------------------------------------------------------------
Net sales                                         $    272.4    $    387.8
Loss before income taxes                               (31.6)        (40.9)
Income tax benefit                                     (12.5)        (25.8)
                                                  ----------    ----------
Loss from discontinued operations                 $    (19.1)   $    (15.1)
--------------------------------------------------------------------------------

As a result of a settlement reached with the Internal Revenue Service in 2000, amounts established for tax issues related to the divestiture of certain segments of the Company's business were no longer considered necessary. A portion of these amounts for the Company and Combined Companies ($93.0 and $37.0, respectively) is classified as gain on the sale of discontinued operations in the second quarter of 2000, consistent with the classification of these amounts when established. The $56.0 difference was included in combined as a tax benefit. (See also Item 2 of this report relating to management's discussion of income tax expense.)

4.     AFFILIATE'S  SHARE

In association with a limited partnership agreement between Foods and Foods LLC, Foods LLC was allocated in the second quarter of 2001 income of $132.6 related almost entirely to the sale of Foods trademarks (see Note 3 and accompanying Condensed Combined Statements of Operations and Comprehensive Income). In
addition, Foods LLC realized the benefit of additional tax basis of approximately $50 upon the sale of the trademarks. See also the Liquidity and Capital Resources section in Management's Discussion and Analysis of Financial Condition and Results of Operations.

5.     PENSION  AND  RETIREMENT  SAVINGS  PLANS

Subsequent to the 1996 sale of Foods, the Company's pension plan retained the liabilities related to the employees of these businesses. As a result, the consolidated projected benefit obligation and plan assets include the domestic obligation and assets for Foods. As part of the 2001 exit of the Foods' business, the pension and savings plan liabilities will be settled for most employees. As a result, the Company and Combined Companies recorded settlement and curtailment charges of $10.7 for Foods' employees. An additional $5.6 settlement was recorded for other lump sum payments made by the plan during 2001. Without the settlement of the Foods liability, the $5.6 charge would not have been recognized because total settlements would not have exceeded the sum of service and interest costs.

6.     COMPREHENSIVE  INCOME

Comprehensive  income  was  computed  as  follows:

--------------------------------------------------------------------------------
                                             THREE MONTHS ENDED JUNE 30,
                                            CONSOLIDATED        COMBINED
                                           ---------------  -----------------
                                           2001     2000      2001     2000
--------------------------------------------------------------------------------
Net (loss) income                         $(21.7)  $105.4   $(163.5)  $107.1
Foreign currency translation adjustments    (0.6)    (5.5)      5.7     (8.6)
Reclassification adjustments                 1.0        -      37.8        -
Derivative activity                          0.4        -       0.4        -
                                          ------   ------   -------   ------
                                          $(20.9)  $ 99.9   $(119.6)  $ 98.5
--------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
                                                          SIX MONTHS ENDED JUNE 30,
                                                       CONSOLIDATED        COMBINED
                                                     ---------------  -----------------
                                                      2001     2000      2001     2000
----------------------------------------------------------------------------------------
Net (loss) income                                    $(20.9)  $117.7   $(171.6)  $107.2
Foreign currency translation adjustments              (12.7)    (7.9)    (14.3)   (12.2)
Reclassification adjustments                            1.0        -      37.8        -
Cumulative effect of change in accounting principle    (3.3)       -      (3.5)       -
Derivative activity                                     1.7        -       1.9        -
                                                     ------   ------   -------   ------
                                                     $(34.2)  $109.8   $(149.7)  $ 95.0
----------------------------------------------------------------------------------------

The consolidated and combined foreign currency translation adjustments in 2001 relate primarily to unfavorable exchange rates in Latin America and the United Kingdom, partially offset by favorable exchange rates in Canada. The foreign currency translation adjustments in 2000 relate primarily to Latin American Chemical businesses.

The combined 2001 reclassification adjustment reflects the accumulated translation adjustment recognized on the sale of the Foods' assets.

The cumulative effect of change in accounting principle represents the impact of the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. The Company and Combined Companies recorded a pre-tax initial transition adjustment to Other Comprehensive Income of $5.2 and $5.5 ($3.3 and $3.5 net of tax), respectively, of which $0.5 before-tax ($0.4 after-tax) was reclassified into earnings for the three months ended June 30, 2001 and $2.7 and $3.0 before-tax ($1.7 and $1.9 after-tax), respectively, was reclassified into earnings for the six months ended June 30, 2001. The Company and Combined Companies expect to reclassify an additional $0.8 (pre-tax) into earnings during the remainder of 2001.

6.     RELATED  PARTY  TRANSACTIONS

The Company provides services to Foods and provided services to Wise prior to its sale by BWHLLC (see Note 3). Fees received for these services are offset against the Company's general and administrative expenses and were $0.6 and $1.0 for the three months ended June 30, 2001 and 2000, respectively, and $1.3 and $2.5 for the six months ended June 30, 2001 and 2000, respectively.

In the first quarter of 2001, the Company received a payment of $11.1 from Foods for its portion of the Company's net pension liability.

At June 30, 2001, Foods had $202.9 cash invested with the Company, BWHLLC had $80.7 cash invested with the Company and Combined Companies and Foods LLC had $2.3 invested with the Company and $5.0 invested with the Combined Companies, of which $2.7 is classified in net assets of discontinued operations. In addition, CCPC Acquisition Corp., WKI Holding Company, Inc.'s ("WKI") parent and an affiliate of the Company's parent, had $0.1 invested with the Company and Combined Companies at June 30, 2001.

In 2000, the Company entered into a credit agreement with WKI to provide up to $40.0 of short-term financing. Amounts outstanding under this agreement bear interest at either (a) a variable rate based on the greatest of the Prime Rate, the Federal Reserve Bank Three-Month CD Rate plus 1% or the Federal Funds
Effective Rate plus 0.5% plus (b) 3%, or (c) the Eurodollar rate plus 4%. At June 30, 2001, $32.0 was outstanding under this agreement, $25.0 of which is reflected as a long-term loan receivable from an affiliate. The agreement expires on August 16, 2001. In April 2001, WKI entered into an amended and restated credit agreement. As part of the amended and restated credit agreement, the Company agreed that on August 16, 2001 it will reduce its credit agreement with WKI to $25.0 and extend the maturity date to March 31, 2004. This reduced facility will have substantially the same terms as the credit agreement entered into with WKI in 2000 and, in addition, will be secured by assets of WKI in second priority behind the banking institutions extending the primary credit facility borrowings to WKI.

The Company renders management, consulting and financial services to WKI for an annual fee of $2.5. Amounts outstanding at June 30, 2001 were $2.9. WKI also reimburses the Company for certain expenses incurred on its behalf. Amounts outstanding for these expenses at June 30, 2001 were $1.5. Of the amounts outstanding from WKI, $2.5 is recorded in current assets and $1.9 is in long-term other assets.

8.     COMMITMENTS  AND  CONTINGENCIES

ENVIRONMENTAL MATTERS - The Company and Combined Companies, like others in similar businesses, are subject to extensive Federal, state and local environmental laws and regulations. Although the Company's and the Combined Companies' environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent regulation could require the Company and Combined Companies to make additional unforeseen environmental expenditures. In addition to its ongoing operations, the Company may also be held responsible for certain environmental liabilities incurred at Borden Chemicals and Plastics Limited Partnership ("BCP") facilities, which were previously owned by the Company.

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Environmental accruals are routinely reviewed on an interim basis as events and developments warrant. The Company and Combined Companies have accrued approximately $25 and $26 (including those costs related to legal proceedings) at June 30, 2001 and December 31, 2000, respectively, for probable environmental remediation and restoration liabilities. This is management's best estimate of these liabilities. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such liabilities may exceed current reserves by amounts that may prove insignificant, or by amounts, in the aggregate, of up to approximately $19.

LEGAL MATTERS - The Company and Combined Companies have recorded $3.9 and $4.1 in liabilities at June 30, 2001, and December 31, 2000, respectively, for legal costs in amounts that management believes are probable and reasonably estimable. Actual costs are not expected to exceed these amounts. The Company believes, based upon the information it currently possesses, and taking into account its established reserves for estimated liability and its insurance coverage, that the ultimate outcome of the foregoing proceedings and actions is unlikely to have a material adverse effect on the Company's financial statements.

OTHER - A wholly owned subsidiary serving as general partner of BCP has certain fiduciary responsibilities to BCP and its operating subsidiary, Borden Chemicals and Plastics Operating Limited Partnership ("BCPOLP"). BCP and BCPOLP were created in November 1987 as separate and distinct entities from the Company and Combined Companies and BCP is 99% owned by the public. On April 3, 2001, BCPOLP and its subsidiary, BCP Finance Corporation, filed voluntary petitions for protection under chapter 11 of the United States Bankruptcy Code, Title 11 of the United States Code, in the United States Bankruptcy Court for the District of Delaware. In addition to a $20.0 liability recorded in the fourth quarter of 2000, $10.0 was accrued by the Company in the second quarter 2001 for potential BCPOLP liabilities.

9.  SUBSEQUENT  EVENT

The options sold to BWHLLC in 1996 for 74% of the Consumer Adhesives common shares were exercised August 13, 2001 for $54.1. In addition, a company controlled by BWHLLC purchased on August 13, 2001 the remaining 26% of the Consumer Adhesives common shares for $40.0. In addition to cash proceeds, the Company and Combined Companies retained notes receivable of approximately $80 and preferred stock of approximately $110 which were previously eliminated in the Condensed Consolidated and Condensed Combined Financial Statements.

PART  1.  FINANCIAL  INFORMATION

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS  BY  BUSINESS  UNIT:
--------------------------------------------

Following is a comparison of net sales and adjusted operating EBITDA by operating segment for both the Company and Combined Companies. Foods is treated as a discontinued operation beginning in the second quarter 2001 and, as a result, excluded from operating income and the following table.

--------------------------------------------------------------------------------
                                      CONSOLIDATED AND COMBINED ENDED JUNE 30,
                                            3 MONTHS           6 MONTHS
                                       ----------------  ------------------
(Dollars in millions)                    2001     2000     2001     2000
--------------------------------------------------------------------------------
NET SALES:
     Chemical                          $378.4   $327.9   $738.9   $650.0
     Consumer Adhesives (1)              47.0     49.3     71.4     71.6
     Businesses sold or distributed (2)     -     10.4        -     22.0
                                       -------  -------  -------  -------
                                       $425.4   $387.6   $810.3   $743.6
                                       =======  =======  =======  =======
ADJUSTED OPERATING EBITDA:
     Chemical                          $ 47.6   $ 53.0   $ 87.3   $107.6
     Consumer Adhesives (1)              10.7     10.6     13.3     13.3
     Businesses sold or distributed (2)     -      0.3        -     (1.3)
     Corporate and other                (23.8)    (1.0)   (26.7)    (7.8)
                                       -------  -------  -------  -------
     TOTAL ADJUSTED OPERATING EBITDA (3) 34.5     62.9     73.9    111.8

     Significant or unusual items (4)   (14.0)    (9.0)    (9.9)   (11.8)
     Depreciation and amortization (5)  (16.9)   (14.0)   (33.4)   (28.2)
                                       -------  -------  -------  -------
     OPERATING INCOME                  $  3.6   $ 39.9   $ 30.6   $ 71.8
                                       =======  =======  =======  =======
--------------------------------------------------------------------------------

(1) The options sold to BWHLLC in 1996 for 74% of the Consumer Adhesives common shares were exercised on August 13, 2001 for $54.1 million. In addition, a company controlled by BWHLLC purchased on August 13, 2001 the remaining 26% of Consumer Adhesives common shares for $40.0 million.
(2) Represents the Company's printing inks and infrastructure management services businesses.
(3) Adjusted Operating EBITDA represents net income (loss) excluding discontinued operations, non-operating income and expenses, interest, taxes, depreciation, amortization and significant or unusual items (see below).
(4) Significant or unusual items represent business realignment expenses and gains and losses on the divestiture of businesses. The consolidated and combined amount for the three months ended June 30, 2001 includes costs associated with realignment of the Chemical business of $10.1 million (see Note 2 to the Condensed Consolidated and Condensed Combined Financial Statements) and costs of $3.9 million related to corporate workforce reduction programs. The consolidated and combined amount for the three months ended June 30, 2000 represents Chemical realignment expenses relating primarily to the closure of a plant in the United Kingdom. The consolidated and combined amount for the six months ended June 30, 2001 includes costs associated with the realignment of the Chemical business of $14.9 million (see Note 2 to the Condensed
        Consolidated and Condensed Combined Financial Statements) and $3.9 million of costs related to 2001 corporate workforce reduction programs. These charges were partially offset by a gain on the sale of land associated with a Chemical plant closed in 2000 of $10.5 million. The consolidated and combined amount for the six months ended June 30, 2000 represents Chemical realignment expenses relating primarily to plant closures in the United Kingdom, Argentina and California.
(5) The increase in consolidated and combined depreciation and amortization, for the three and six months ended June 30, 2001, is primarily due to the May 2000 Consumer Adhesives acquisition.

CONSOLIDATED AND COMBINED THREE MONTHS ENDED JUNE 30, 2001 VERSUS THREE MONTHS ENDED JUNE 30, 2000

Consolidated  and  Combined  Summary
------------------------------------

Consolidated and Combined net sales were $425.4 million for the three months ended June 30, 2001, a $37.8 million, or approximately 10%, increase over 2000 net sales of $387.6 million. The increase is primarily due to higher Chemical selling prices and two Chemical acquisitions in the second half of 2000, partially offset by reduced Chemical volumes and unfavorable currency exchange rates across all international businesses.

Adjusted operating EBITDA was $34.5 million for the second quarter of 2001, a $28.4 million, or approximately 45%, decline from 2000 adjusted operating EBITDA of $62.9 million for the same period. The decline is primarily due to the recording of settlement and curtailment charges related to the Foods sale, lower chemical volumes and the absence of a gain on the sale of certain rights to harvest shellfish in the second quarter of 2000.

Chemical
--------

Chemical sales in 2001 were up $50.5 million, or approximately 15%, to $378.4 million for the three months ended June 30, 2001, compared to $327.9 million for the same period in 2000. The most significant items that positively impacted 2001 sales were higher selling prices across nearly all businesses, improved volumes of higher priced specialty products, two acquisitions in the U.S. in the second half of 2000 and a foundry resin venture formed at the beginning of second quarter 2001. The most significant items that negatively impacted sales were an overall volume decline and unfavorable currency exchange rates for all international business units.

Overall higher selling prices had an approximate $54 million positive impact on 2001 sales. The higher selling prices primarily reflect significantly higher raw material costs in 2001. A substantial portion of the Company's sales volume, especially for North America forest products, is sold under contracts that provide for monthly or quarterly selling price adjustments based on published cost indices for the Company's primary raw materials (i.e. methanol, phenol and urea).

When excluding the effect of acquisitions and divestitures, favorable product mix was more than offset by overall volume declines of approximately 6%, for a net sales decline of approximately $20 million versus the prior year. Favorable product mix included increased volumes of higher priced UV coatings and oilfield products, while lower volumes primarily impacted the North America forest products, foundry and industrial resins businesses. The improvement in UV coatings volume is the result of both higher demand for optical fiber and increased market share. Oilfield products volume is due to increased drilling activity reflecting significantly higher natural gas and oil prices. The lower forest products resins volume in 2001 reflects the continuation of difficult market conditions that persisted throughout the second half of 2000 and included aggressive competitor pricing and a downturn in housing starts. Lower volume in foundry and industrial resins reflects declines in auto production and generally weaker industrial construction and electronics market conditions. International volume declines also were experienced in primarily Asia and Latin America principally due to competitive pressures.

The acquisition of the formaldehyde and certain other assets of Borden Chemicals and Plastics Limited Partnership ("BCP") in the third quarter 2000, the acquisition of East Central Wax in fourth quarter 2000, and the formation of a foundry resin venture at the beginning of second quarter 2001 provided incremental 2001 sales of approximately $28 million.

Unfavorable currency exchange rates for all international operations had a total unfavorable impact on 2001 sales of approximately $11 million, with the most significant impacts in Latin America and the United Kingdom.

Adjusted operating EBITDA of $47.6 million for the three months ended June 30, 2001 was $5.4 million, or approximately 10%, lower than prior year adjusted operating EBITDA of $53.0 million. The main reasons for the overall decline are the overall lower volume discussed above and
significantly       higher       energy       costs,      partially       offset
by EBITDA from the acquisitions mentioned above. Although selling prices were higher in 2001, the increase was substantially offset by the combined impact of significant increases in methanol, phenol and urea raw materials and energy that reflect significantly higher natural gas costs in 2001.

Consumer  Adhesives
-------------------

Consumer Adhesives' net trade sales for the second quarter of 2001 were $47.0 million compared to second quarter 2000 net trade sales of $49.3 million, a decline of $2.3 million, or approximately 5%. The decline is primarily due to the timing of shipments to customers in 2001 compared to 2000, partially offset by the impact of increased sales related to the May 2000 acquisition of a Canadian based business. Adjusted operating EBITDA for the second quarter of 2001 was $10.7 million compared to $10.6 million in the second quarter of 2000, an improvement of $0.1 million.

Corporate  and  other
---------------------

Corporate and other adjusted operating EBITDA, classified primarily as general and administrative expenses, declined $22.8 million from a loss of $1.0 million for the quarter ended June 30, 2000 to a loss of $23.8 million for the quarter ended June 30, 2001. The decline is primarily due to the recording of settlement and curtailment charges of $16.3 million related to the Foods sale and the absence of a $10.5 million gain on the sale of certain rights to harvest shellfish in 2000, partially offset by a reduction in 2001 of the incurrence of various corporate liabilities and expenses of $2.6 and a 2001 gain on the sale of a portion of a common stock equity investment held by the Company of $1.0 million.

Business  sold
--------------

The Company's printing inks business provided net sales and adjusted operating EBITDA of $10.4 million and $0.3 million, respectively, in the second quarter of 2000 and was sold in the fourth quarter of 2000.

CONSOLIDATED AND COMBINED SIX MONTHS ENDED JUNE 30, 2001 VERSUS SIX MONTHS ENDED JUNE 30, 2000

Consolidated  and  Combined  Summary
------------------------------------

Consolidated and Combined net sales were $810.3 million for the first two quarters of 2001 compared to $743.6 million for the first two quarters of 2000, an improvement of $66.7 million, or approximately 9%. The improvement is primarily due to higher Chemical selling prices and two Chemical acquisitions in the second half of 2000, partially offset by a reduction in Chemical volumes and unfavorable currency exchange rates across all international businesses.

Adjusted operating EBITDA for the first six months of 2001 declined $37.9 million, or approximately 34%, to $73.9 million from $111.8 million for the same period of 2000. The decrease is primarily due to the recording of settlement and curtailment charges related to the Foods sale, lower volumes and higher raw material and energy costs in the Chemical business.

Chemical
--------

Chemical sales in 2001 were up $88.9 million, or approximately 14%, to $738.9 million for the six months ended June 30, 2001, compared to $650.0 million for the same period in 2000. The most significant items that positively impacted 2001 sales were higher selling prices across all businesses, improved volumes of higher priced specialty products, two acquisitions in the U.S. in the second half of 2000 and a foundry resin venture formed at the beginning of the second quarter 2001. The most significant items that negatively impacted sales were an overall volume decline and unfavorable currency exchange rates for all international business units.

Overall higher selling prices had an approximate $104 million positive impact on 2001 sales. The higher selling prices primarily reflect significantly higher raw material costs in 2001. A substantial portion of the Company's sales volume, especially for North America forest products, is sold under contracts that provide for monthly or quarterly selling price adjustments based on published cost indices for the Company's primary raw materials (i.e. methanol, phenol and urea).

When excluding the effect of acquisitions and divestitures, favorable product mix was more than offset by overall volume declines of approximately 6%, for a net decline of approximately $29 million versus the prior year. Favorable product mix included increased volumes of higher priced UV coatings and oilfield products while lower volumes primarily impacted the North America forest products, foundry and industrial resins businesses. The improvement in UV coatings volume is the result of both higher demand for optical fiber and increased market share. Oilfield products volume is due to increased drilling activity reflecting significantly higher natural gas and oil prices, especially in the first quarter. The lower forest products resins volume in 2001 reflects the continuation of difficult market conditions that persisted throughout the second half of 2000 and included aggressive competitor pricing and a downturn in housing starts. Lower volume in foundry and industrial resins reflects declines in auto production and generally weaker industrial construction and electronics market conditions.

The acquisition of the formaldehyde and certain other assets of Borden Chemicals and Plastics Limited Partnership ("BCP") in the third quarter 2000, the acquisition of East Central Wax in fourth quarter 2000, and the formation of a foundry resin venture at the beginning of second quarter 2001 provided incremental  2001  sales  of  $40.1  million.

Unfavorable currency exchange rates for all international operations had a total unfavorable impact on 2001 sales of approximately $22 million, with the most significant impacts in Latin America and the United Kingdom.

Adjusted operating EBITDA of $87.3 million for the six months ended June 30, 2001 was $20.3 million, or approximately 19%, lower than prior year adjusted operating EBITDA of $107.6 million. The main reasons for the overall decline are the overall lower volume discussed above and significantly higher energy costs, partially offset by EBITDA from the acquisitions mentioned above. In addition, although selling prices were substantially higher in 2001, the increase was not enough to offset the combined impact of significant increases in cost of raw material methanol, phenol and urea that reflect significantly higher natural gas costs in 2001. Management is reviewing the impact of fluctuating raw material costs and unit selling prices for those businesses most significantly affected by these fluctuations and exploring potential operational alternatives to mitigate the impact of the fluctuations.

Consumer  Adhesives
-------------------

Consumer Adhesives' net trade sales for the six months ended June 30, 2001 were $71.4 million, a decline of $0.2 million compared to 2000 net trade sales for the same period of $71.6 million. The decline is primarily due to the timing of shipments to customers in 2001 compared to 2000, partially offset by the impact of increased sales related to the May 2000 acquisition of a Canadian based business. Consumer Adhesives operating EBITDA was $13.3 million for the six months ended June 30, 2001 and 2000.

Corporate  and  other
---------------------

Corporate and other adjusted operating EBITDA, classified primarily as general and administrative expenses, declined $18.9 million to a loss of $26.7 million for the six months ended June 30, 2001 from a loss of $7.8 million for the six months ended June 30, 2000. The decline is primarily due to the recording of settlement and curtailment charges of $16.3 million related to the Foods sale and the absence of a 2000 gain of $10.5 million on the sale of certain rights to harvest shellfish, partially offset by a 2001 gain of $3.6 million on the sale of a common stock equity investment held by the Company. In addition, there was a $3.9 million reduction in various corporate liabilities and expenses in 2001.

Businesses  sold  or  distributed
---------------------------------

The Company's printing inks and infrastructure management services businesses provided net sales of $20.3 million and $1.7 million, respectively, in the first half of 2000. The printing inks business provided adjusted operating EBITDA of $1.1 million. The infrastructure management services business adjusted operating EBITDA loss of $2.4 million in 2000 consisted of general and Administrative expenses of $4.1 million and net sales of $1.7 million. The printing inks business was sold in the fourth quarter of 2000 and the infrastructure management services business was distributed to the Company's parent in the first quarter of 2000.

NON-OPERATING  EXPENSES  AND  INCOME  TAXES
-------------------------------------------

Following is a comparison of non-operating expenses for the three months ended June 30, 2001 and 2000:

--------------------------------------------------------------------------------
                                           THREE MONTHS ENDED JUNE 30,
                                            CONSOLIDATED       COMBINED
                                           --------------  -----------------
(Dollars in millions)                       2001     2000    2001     2000
--------------------------------------------------------------------------------
Interest expense                            $13.4  $14.6   $13.4  $14.6
Affiliated interest expense, net              2.8    4.2     0.4    0.3
Interest income and other expense (income)    3.1   (5.1)    3.4   (5.1)
Partnership charge                           10.0      -    10.0      -
                                            -----  -----   -----  -----
                                            $29.3  $13.7   $27.2  $ 9.8
--------------------------------------------------------------------------------

Consolidated non-operating expenses increased $15.6 million to $29.3 million for the three months ended June 30, 2001 from $13.7 million for the three months ended June 30, 2000. The increase is primarily due to a $10.0 million liability recorded for estimated costs related to the financial decline of a limited partnership for which a wholly owned subsidiary of the company serves as general partner (see also Note 8 to the Condensed Consolidated and Condensed Combined Financial Statements), reduced unrealized gains on an interest rate swap that matured in September 2000 of $2.3 million, a reduction in interest income of $2.2 million due to lower average cash balances in 2001 compared to 2000 and reduced affiliated dividend income of $2.1 million.

Combined non-operating expenses increased $17.4 million to $27.2 million for the three months ended June 30, 2001 from $9.8 million for the three months ended June 30, 2000. The increase relates primarily to the consolidated factors described above.

Following is a comparison of non-operating expenses for the six months ended June 30, 2001 and 2000:

--------------------------------------------------------------------------------
                                              SIX MONTHS ENDED JUNE 30,
                                            CONSOLIDATED        COMBINED
                                            --------------  --------------
(Dollars in millions)                        2001    2000    2001    2000
--------------------------------------------------------------------------------
Interest expense                            $26.6  $ 29.3   $26.6  $ 29.3
Affiliated interest expense, net              7.0     8.3     1.4     0.6
Interest income and other expense (income)    4.7   (11.7)    4.9   (11.7)
Partnership charge                           10.0       -    10.0       -
                                            -----  ------   -----  ------
                                            $48.3  $ 25.9   $42.9  $ 18.2
--------------------------------------------------------------------------------

Consolidated non-operating expenses for the first two quarters of 2001 were $48.3 million compared to $25.9 million in the corresponding period of the prior year, an increase of $22.4 million. The increase is primarily due to a $10.0 million liability recorded for estimated costs related to the financial decline of a limited partnership for which a wholly owned subsidiary of the company serves as general partner (see also Note 8 to the Condensed Consolidated and Condensed Combined Financial Statements), reduced unrealized gains on an interest rate swap that matured in September 2000 of $5.0 million, a reduction in interest income of $4.4 million due to lower average cash balances in 2001 compared to 2000 and reduced affiliated dividend income of $4.2 million.

For the first six months of 2001, combined non-operating expenses increased $24.7 million to $42.9 million in 2001 from $18.2 million in 2000. The increase relates primarily to the consolidated factors described above.

Following is a comparison of income taxes for the three and six months ended June 30, 2001 and 2000:

--------------------------------------------------------------------------------
                             THREE MONTHS ENDED JUNE 30,
                            CONSOLIDATED          COMBINED
                            -------------   -----------------
(Dollars in millions)        2001    2000     2001      2000
--------------------------------------------------------------------------------
Income tax (benefit) expense  $(4.0)  $13.8   $(2.3)  $(40.6)
Effective tax rate              16%     53%     10%     N/M
--------------------------------------------------------------------------------

The 2001 consolidated and combined effective tax rates reflect a decline in estimated full year 2001 earnings before taxes relative to the first quarter full year 2001 earnings before tax estimate. Quarterly income tax expense and rates are based on annualized estimates as required by generally accepted accounting principles.

The 2000 consolidated tax rate reflects the settlement resolving federal examination issues. The 2000 combined tax expense also includes a $56.0 million benefit relating to the resolution of federal examination issues. See also Note 3 to the Condensed Consolidated and Condensed Combined Financial Statements.

--------------------------------------------------------------------------------
                              SIX MONTHS ENDED JUNE 30,
                            CONSOLIDATED         COMBINED
                            -------------   -----------------
    (Dollars in millions)    2001    2000     2001     2000
--------------------------------------------------------------------------------
Income tax expense (benefit)  $3.2  $21.2     $6.2  $(31.7)
Effective tax rate            N/M     46%      N/M    N/M
--------------------------------------------------------------------------------

The 2001 consolidated and combined tax expense reflect the impact of earnings related to the expected sale of a foreign business that are not expected to be permanently reinvested in foreign locations and the inability to utilize the foreign tax credits associated with those earnings due to usage limitations.

The 2000 consolidated tax rate reflects the settlement resolving federal examination issues. The 2000 combined tax expense also includes a $56.0 million benefit relating to the resolution of federal examination issues. See also Note 3 to the Condensed Consolidated and Condensed Combined Financial Statements.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

Operating  Activities
---------------------
Consolidated operating activities provided cash of $30.3 million in the first six months of 2001 compared to $26.6 million in the first six months of 2000. The $3.7 million improvement is primarily due to net tax refunds of $34.1 million in 2001 compared to net tax payments of $12.2 million in 2000. This increased inflow was substantially offset by a $21.6 million decline in adjusted operating EBITDA, excluding a $16.3 million settlement and curtailment charge related to the Foods sale (see page 22), increased Chemical payments of $10.9 million related to restructuring programs and increased cash outflows for inventories of $7.7 million primarily due to the timing of shipments in the Consumer Adhesives business.

Combined cash provided by operating activities in the first half of 2001 was $38.7 million, a $3.5 million decline from the $42.2 million provided in the first half of 2000. Foods net tax payments of $3.2 million in 2001 compared to 2000 net tax refunds of $4.8 million more than offset the consolidated improvements discussed above.

Investing  Activities
---------------------
Consolidated investing activities used $9.3 million in the first two quarters of 2001 versus $170.3 million used in the first two quarters of 2000. The $161.0 million improvement primarily represents the absence of a 2000 Consumer
Adhesives acquisition for $88.0 million and the absence of a $50.0 million purchase of receivables from WKI Holding Company, Inc., an affiliate of the Company, in 2000. Other factors contributing to the improvement include a reduction in capital expenditures of $15.5 million, primarily in the Chemical business due to reduced plant expansion projects, and increased proceeds from the sale of assets of $9.2 million, primarily attributable to the sale of land associated with one of the Chemical plants closed in 2000.

Combined investing activities used $14.9 million in the first two quarters of 2001 compared to $199.7 million used in 2000. In addition to the consolidated factors discussed above, the $184.8 million improvement includes further reductions in capital expenditures of $21.6 million primarily due to Foods' new product manufacturing line spending in 2000.

Financing  Activities
---------------------
Consolidated financing activities used $25.0 million in the first six months of 2001 versus $19.5 million in the first six months of 2000. The $5.5 million increase in cash used is primarily due to 2001 net short-term debt repayments of $31.9 million compared to 2000 net short-term debt borrowings of $13.2 million, substantially offset by lower 2001 common stock dividends paid of $13.0 million, increased 2001 net long-term debt borrowings of $18.4 million and the absence of a $10.3 million distribution to the Company's parent of cash temporarily held by the management infrastructure services business for the benefit of its customers.

Combined financing activities used $27.8 million in the first two quarters of 2001 compared to $5.7 million used in 2000. Excluding increases of net affiliated inflows between years related to Foods of $21.0 million which are eliminated, the increase of $22.1 million primarily represents the consolidated factors discussed above.

As discussed in Note 3 to the Condensed Consolidated and Condensed Combined Financial Statements, Foods sold substantially all of its operations in July 2001 for cash proceeds of approximately $415 million. As of the filing of this Form 10-Q, Foods remains a guarantor of the Company's credit facility and outstanding publicly held debt. As discussed in Note 4 to the Condensed Consolidated and Condensed Combined Financial Statements, Borden Foods Holdings LLC ("Foods LLC"), Foods' parent and not a guarantor of the Company's credit facility and outstanding publicly held debt, was allocated income of $132.6 million in the second quarter related almost entirely to the sale of Foods trademarks that occurred in the third quarter. In addition to this amount, Foods LLC is allocated a share of the tax basis of the trademarks sold. The amounts attributed to, but not yet distributed to, Foods LLC representing income and return of capital total approximately $250 million.

In the third quarter of 2001, the Company's and Combined Companies' $803.4 million credit facility was reduced by $95.8 million in accordance with the credit agreement due to the sale of substantially all of Foods' operations. At June 30, 2001, the Company and Combined Companies had approximately $54 million outstanding borrowings and approximately $96 million in letters of credit under the credit facility.

RECENT  ACCOUNTING  PRONOUNCEMENTS
----------------------------------

In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives", which addresses the recognition, measurement and income statement classification for sales incentives offered to customers. Although this EITF is not effective for the Company until January 1, 2002, registrants who do not elect early adoption are subject to certain disclosure requirements. Upon adoption, approximately $6 million and $9 million for the Company and Combined Companies for the three months ended June 30, 2001 and 2000, respectively, will be reclassified from marketing expense to net sales. The Company and Combined Companies will reclass approximately $10 million and $12 million from marketing expenses to net sales for the six months ended June 30, 2001 and 2000, respectively. The Company's and Combined Companies' current policy of recognizing a liability for sales incentives at the later of the date at which the related revenue is recorded or the date at which the sales incentive is offered, complies with the consensus reached in this issue.

In April 2001, the EITF reached a consensus on Issue 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products". This issue requires that consideration paid from a vendor to a retailer be classified as a reduction of revenue in the vendor's income statement unless it can be determined that an identifiable benefit will be received by the vendor and the fair value of the benefit exceeds the consideration provided to the purchaser. In that case, the consideration should be characterized as a cost. This EITF is effective for quarters beginning after March 31, 2002. The Company and Combined Companies are in the process of determining the impact of this consensus but do not expect reported financial results will be significantly impacted.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling of interests method. The Company and the Combined Companies do not believe that the adoption of SFAS No. 141 will have a significant impact on their financial statements.

In  June  2001,  the  FASB  issued  SFAS No. 142, "Goodwill and Other Intangible
Assets". This standard requires that amortization of goodwill and other intangible assets with indefinite lives be discontinued. Instead, goodwill and other intangible assets with indefinite lives will be assessed, at least annually, for impairment by applying a fair-value-based test rather than based on cash flows as previously required under SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". However, an intangible asset acquired through contractual or other legal rights or that can be sold, transferred, licensed, rented or exchanged will still be amortized over its useful life, which is no longer limited to 40 years. The Company and Combined Companies will implement SFAS No. 142 as of January 1, 2002.

As of June 30, 2001, the Company and Combined Companies had goodwill and other intangible assets, net of accumulated amortization, of $175.7 million and $5.9 million, respectively, which would be subject to the transitional assessment provisions of SFAS No. 142. Amortization expense related to goodwill for the Company and Combined Companies was $2.6 million and $0.7 million for the three months ended June 30, 2001 and 2000, respectively. The Company's and Combined Companies' amortization expense related to goodwill was $5.1 million and $1.5 million for the six months ended June 30, 2001 and 2000, respectively.

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

c.     Reports  on  Form  8-K

There were no reports on Form 8-K issued during the second quarter of 2001. A Form 8-K was filed July 31, 2001 related to the sale of Foods assets in July 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         BORDEN,  INC.

Date  August  14, 2001                           By /s/ Deborah K. Roche
                                                    --------------------
                                                 Deborah K. Roche
                                                 Vice President, General Auditor
                                                 and  Controller
                                                 (Principal Accounting Officer)

BORDEN  FOODS  HOLDINGS  CORPORATION

CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
FOR  THE  THREE  AND  SIX  MONTHS  ENDED
JUNE  30,  2001  AND  2000






                                       BFH1

---------------------------------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
AND  COMPREHENSIVE  INCOME  (UNAUDITED)

BORDEN  FOODS  HOLDINGS  CORPORATION

                                                                Three Months Ended                   Six Months Ended
(In thousands except per share and share amounts)                     June 30,                           June 30,
                                                              2001              2000               2001             2000
---------------------------------------------------------------------------------------------------------------------------------
DISCONTINUED OPERATIONS (Note 3)
   Loss from operations, net of tax                          (9,790)           (9,914)           (16,142)         (20,102)
   Gain on sale of businesses, net of tax                        -                 -                  -                -
                                                           ---------         ---------         ----------       ----------

Net loss from discontinued operations                      $ (9,790)         $ (9,914)         $ (16,142)       $ (20,102)

Affiliate's share of income                                     141                 9                146              123
                                                           ---------         ---------         ----------       ----------

Net loss applicable to common stock                        $ (9,649)         $ (9,905)         $ (15,996)       $ (19,979)
                                                           =========         =========         ==========       ==========

Comprehensive loss (Note 6)                                $ (3,076)         $ (9,810)         $ (12,642)       $ (21,851)
                                                           =========         =========         ==========       ==========


Basic and diluted loss per common share                    $(96,490)         $(99,050)         $(159,960)       $(199,790)

Average number of common shares outstanding
  during the period                                             100               100                100              100

---------------------------------------------------------------------------------------------------------------------------------
See accompanying Notes to the Condensed Consolidated Financial Statements.



                                       BFH2

---------------------------------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)

BORDEN  FOODS  HOLDINGS  CORPORATION

(In  thousands)

                                                                             June 30,    December 31,
ASSETS                                                                         2001          2000
---------------------------------------------------------------------------------------------------------------------------------
  ASSETS
    Cash and equivalents                                                     $ 209,939      $ 222,374
    Accounts receivable (less allowance for doubtful
      accounts of $837 and $787, respectively)                                  18,801         51,126
    Net assets under contract to sell                                          336,377              -
    Net assets held for sale                                                    37,702              -
    Inventories:
      Finished and in-process goods                                                  -         46,531
      Raw materials and supplies                                                     -         28,608
    Deferred income taxes                                                        9,213          9,584
    Other assets                                                                 3,304         15,704
                                                                             ---------      ---------
                                                                               615,336        373,927

  PROPERTY AND EQUIPMENT
    Land                                                                             -          9,586
    Buildings                                                                        -         43,362
    Machinery and equipment                                                          -        224,937
                                                                             ---------      ---------
                                                                                     -        277,885
    Less accumulated depreciation                                                    -        (88,062)
                                                                             ---------      ---------
                                                                                     -        189,823

  INTANGIBLES
    Goodwill                                                                         -         10,692
    Trademarks and other intangibles                                                 -        105,464
                                                                             ---------      ---------
                                                                                     -        116,156
                                                                             ---------      ---------

  TOTAL ASSETS                                                               $ 615,336      $ 679,906
                                                                             =========      =========
---------------------------------------------------------------------------------------------------------------------------------
See accompanying Notes to the Condensed Consolidated Financial Statements.



                                       BFH3

---------------------------------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)

BORDEN  FOODS  HOLDINGS  CORPORATION

(In  thousands  except  per  share  and  share  amounts)

                                                                             June 30,    December 31,
LIABILITIES AND SHAREHOLDER'S EQUITY                                           2001          2000
---------------------------------------------------------------------------------------------------------------------------------
  LIABILITIES
    Accounts and drafts payable                                              $   7,653     $   39,823
    Accrued customer allowances                                                      -         12,093
    Income tax payable                                                          26,233         30,209
    Deferred income taxes                                                            -          6,203
    Loans payable                                                                4,435          2,898
    Obligations under capital lease                                                  -          3,022
    Loans due to affiliates                                                      2,647          3,029
    Other liabilities                                                           66,598         62,217
                                                                             ---------     ----------
                                                                               107,566        159,494

  COMMITMENTS AND CONTINGENCIES (NOTE 8)

  SHAREHOLDER'S EQUITY
    Common stock - $0.01 par value; 100 shares
      authorized, issued, and outstanding                                            -              -
    Paid in capital                                                            423,104        423,104
    Shareholder's investment in affiliates                                      66,192         66,338
    Retained earnings                                                           18,474         34,470
    Accumulated translation adjustments                                              -         (3,500)
                                                                             ---------     ----------
                                                                               507,770        520,412
                                                                             ---------     ----------

  TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                 $ 615,336     $  679,906
                                                                             =========     ==========
---------------------------------------------------------------------------------------------------------------------------------
See accompanying Notes to the Condensed Consolidated Financial Statements.



                                       BFH4

---------------------------------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)

BORDEN  FOODS  HOLDINGS  CORPORATION

                                                                                        Six Months Ended
(In thousands)                                                                              June 30,
                                                                                        2001        2000
                                                                                     ---------   ---------
  CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES
    Net loss                                                                          $(16,142)  $(20,102)
    Adjustments to reconcile net loss
    to net cash (used in) from operating activities:
       Depreciation and amortization                                                    15,559     13,224
       Deferred tax provision                                                           (5,832)     2,360
    Net change in assets and liabilities:
       Accounts receivable                                                              18,925     18,755
       Inventories                                                                       6,596      8,864
       Accounts and drafts payable                                                     (10,918)   (12,749)
       Accrued customer allowances                                                        (592)     1,120
       Income taxes                                                                     (1,798)    (9,356)
       Other assets and liabilities                                                    (13,650)    (1,938)
                                                                                     ---------   ---------
                                                                                        (7,852)       178
                                                                                     ---------   ---------

  CASH FLOWS USED IN INVESTING ACTIVITIES
    Capital expenditures                                                                (5,626)   (23,505)
                                                                                     ---------   ---------
                                                                                        (5,626)   (23,505)
                                                                                     ---------   ---------

  CASH FLOWS FROM FINANCING ACTIVITIES
    Net short-term debt borrowings                                                       1,551        218
    Repayment of loans due to affiliate                                                   (382)         -
    Proceeds from loans due to affiliate                                                     -        750
    Repayment of capital lease obligations                                                (126)         -
                                                                                     ---------   ---------
                                                                                         1,043        968
                                                                                     ---------   ---------

  DECREASE IN CASH AND EQUIVALENTS                                                     (12,435)   (22,359)

  CASH AND EQUIVALENTS AT BEGINNING
    OF PERIOD                                                                          222,374    266,825
                                                                                     ---------   ---------

  CASH AND EQUIVALENTS AT END
    OF PERIOD                                                                         $209,939   $244,466
                                                                                     =========   =========
---------------------------------------------------------------------------------------------------------------------------------
See accompanying Notes to the Condensed Consolidated Financial Statements.



                                       BFH5

---------------------------------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (CONTINUED)

BORDEN  FOODS  HOLDINGS  CORPORATION

                                                                                         Six Months Ended
(In thousands)                                                                               June 30,
                                                                                        2001           2000
---------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid (received):
    Interest                                                                          $   189      $   (24)
    Taxes, net of refunds                                                               3,204       (6,210)

---------------------------------------------------------------------------------------------------------------------------------
See accompanying Notes to the Condensed Consolidated Financial Statements.



                                       BFH6

---------------------------------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENT  OF  SHAREHOLDER'S  EQUITY  (UNAUDITED)

BORDEN  FOODS  HOLDINGS  CORPORATION

(In  thousands)
---------------------------------------------------------------------------------------------------------------------------------
                                                                     Shareholder's                      Accumulated
                                                         Paid in       Investment       Retained        Translation
                                                         Capital      in Affiliate      Earnings        Adjustments      Total
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                           $ 423,104       $  66,338       $  34,470         $   (3,500)   $ 520,412
---------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                 (16,142)                        (16,142)

Foreign currency translation adjustments                                                                      3,500        3,500

Affiliate's share of income                                                 (146)            146                               -

---------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2001                               $ 423,104       $  66,192       $  18,474        $        -     $ 507,770
---------------------------------------------------------------------------------------------------------------------------------
See accompanying Notes to the Condensed Consolidated Financial Statements.



                                       BFH7

BORDEN  FOODS  HOLDINGS  CORPORATION
NOTES  TO  THE  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
(Dollars  in  thousands)


1.  BASIS  OF  PRESENTATION

Borden Foods Holdings Corporation (the "Company"), a wholly owned subsidiary of Borden Foods Holdings, LLC ("LLC"), owns approximately 98% of Borden Foods Corporation ("BFC"). The remaining interest in BFC is owned directly by LLC.

After review of the strategic alternatives for the Company, a decision was reached in the second quarter of 2001 to exit the Food business, which includes a variety of food products such as pasta, pasta sauce, bouillon, dry soups and shelf stable meals. Accordingly, the Company is reflected as a discontinued operation for all periods.

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

The accompanying unaudited condensed consolidated financial statements include all adjustments which management believes to be necessary for the fair presentation of operating results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000.

Certain prior year amounts have been reclassified to conform to the 2001 presentation.


2.  RECENTLY  ISSUED  ACCOUNTING  STATEMENTS

The Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. The Company elected not to apply hedge accounting to these contracts because they are marked to market through earnings at the same time that the exposed assets and liabilities are remeasured through earnings. Due to the effectiveness of the forward contracts, there was no significant impact to earnings for the three and six months ended June 30, 2001.



                                       BFH8

3.  DISCONTINUED  OPERATIONS

During the second quarter of 2001, the Company entered into definitive agreements to sell its pasta sauce, bouillon and dry soups businesses to H.J. Heinz Company and to sell seven pasta brands to American Italian Pasta Company. The Company also implemented a plan to sell its remaining pasta brands and shelf stable meals businesses. The Company completed the sales to H.J. Heinz Company and American Italian Pasta Company on July 16, 2001. The Company also sold its pasta business to New World Pasta Company on July 30, 2001. The Company received proceeds of approximately $415,000 for the sale of these businesses. The shelf stable meals business is expected to be disposed prior to the fiscal year-end. Any remaining assets in the Company were marked down to fair market value. The Company recorded reserves in other liabilities of $45,425 for severance, certain employee benefits, selling and legal fees, transition services and contract terminations related to discontinued operations. The impact of the fair value write-downs and the establishment of reserves has been included in net assets under contract to sell and net assets held for sale in the consolidated balance sheet at June 30, 2001. The Company expects a net gain from discontinued operations to be recognized during the third quarter.

These businesses generated a combined operating loss of $12,041 and $20,241 from net sales of $76,679 and $122,636 during the two months ended May 31, 2001 and three months ended June 30, 2000, respectively, and a combined operating loss of $25,357 and $40,865 from net sales of $226,565 and $264,957 during the five months ended May 31, 2001 and the six months ended June 30, 2000, respectively. The Company recognized income tax benefits of $685 and $6,038 for the two months ended May 31, 2001 and the three months ended June 30, 2000, respectively, and $4,462 and $12,138 for the five months ended May 31, 2001 and the six months ended June 30, 2000, respectively.

4.  DIVESTITURES

During the period from December 1997 through April 1999, the Company sold certain businesses, which were not considered to be aligned with its grain-based meal solution strategy. The Company established reserves for work-force reductions, closure of facilities, selling and legal fees, contract terminations, transition services and other costs related to the divestiture of these unaligned businesses. The Company utilized reserves of $473 and $819 during the three and six months ended June 30, 2001, primarily for the resolution of business and contractual obligations. As of June 30, 2001, reserves related to the divestiture of unaligned businesses of $1,078 remained in other liabilities. Reserves for the divestiture of unaligned businesses were $1,897 as of December 31, 2000.


5.  BUSINESS  REALIGNMENT

During the second half of 2000, the Company recorded charges to implement a workforce reduction plan. The workforce reduction plan was put into place to take advantage of the efficiencies generated from the implementation of enterprise-wide information technology systems in 1999 and work process redesign. As of June 30, 2001 and December 31, 2000, reserves of $996 and $3,737 primarily for severance remained in other liabilities.



                                       BFH9

6.  COMPREHENSIVE  LOSS

Comprehensive  loss  was  computed  as  follows:

--------------------------------------------------------------------------------------
                                           Three months ended        Six months ended
                                                June 30,                  June 30,
                                             2001        2000        2001       2000
                                          ----------  ----------  ---------  ---------
Net loss                                  $  (9,790)  $  (9,914)  $(16,142)  $(20,102)
Foreign currency translation adjustments      2,938         104       (276)    (1,749)
Reclassification adjustment                   3,776                  3,776
                                          ----------  ----------  ---------  ---------
                                          $  (3,076)  $  (9,810)  $(12,642)  $(21,851)
                                          ==========  ==========  =========  =========
--------------------------------------------------------------------------------------


The reclassification adjustment in 2001 represents the accumulated translation adjustment recognized on the sale of pasta and sauce businesses located in Canada and the pasta business located in Italy.


7.  RELATED  PARTIES

Borden provides certain administrative services, such as rental of office space, telephone support and postage, to the Company at negotiated fees. The amount owed by the Company for reimbursement of such services was $123 at June 30, 2001 and $211 at December 31, 2000.

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

The Company provides eligible U.S. employees pension benefits under the Borden domestic pension plan and the opportunity to participate in the Borden retirement savings plan. The Company makes contributions to Borden for these benefits, certain of which are determined by Borden's actuary. The Company's portion of these benefit liabilities is considered to be an amount due to affiliate since Borden retains the legal obligation for these benefits. The Company provided payment for its portion of the net pension liability of $11,132 during the first quarter of 2001, which was recorded in other liabilities.

The following summarizes the affiliate charges for the three and six months ended June 30, 2001 and 2000:

--------------------------------------------------------------------------------------
                                           Three months ended        Six months ended
                                                June 30,                  June 30,
                                             2001        2000        2001       2000
                                          ----------  ----------  ---------  ---------
Employee benefits                         $     651   $   1,115   $  1,494   $  2,022
Group and general insurance                       -           -          -        626
Administrative services                       1,313       1,022      2,625      2,505
                                          ----------  ----------  ---------  ---------
                                          $   1,964   $   2,137   $  4,119   $  5,153
                                          ==========  ==========  =========  =========
--------------------------------------------------------------------------------------



                                       BFH10

The Company performs certain administrative services on behalf of other Borden affiliates. These services include customer service, purchasing and quality assurance. The Company charged affiliates $97 and $250 for such services for the three months ended June 30, 2001 and 2000, respectively, and $213 and $372 for such for services for the six months ended June 30, 2001 and 2000, respectively. The receivable for these services was $18 at June 30, 2001 and $146 at December 31, 2000. The Company also receives an annual fee of $1,050 paid prior to year-end in connection with the fully and unconditionally guarantee of obligations under Borden's Credit Facility and all of Borden's publicly held debt on a pari passu basis. The receivable for this guarantee was $525 at June 30, 2001.

The Company invests cash with Borden. The Company's investment balance was $202,787 at June 30, 2001 and $206,963 at December 31, 2000. The funds are invested overnight earning a rate set by Borden that generally approximates money market rates. The Company earned interest income of $2,476 and $4,014 on these funds for the three months ended June 30, 2001 and 2000, respectively, and $5,700 and $7,992 on these funds for the six months ended June 30, 2001 and 2000, respectively. Amounts receivable for interest were $415 and $789 as of June 30, 2001 and December 31, 2000, respectively.

Borden continues to provide executive, financial and strategic management to the Company for which it charges a quarterly fee of $250.

The Company has borrowed funds from LLC for use in operations. At June 30, 2001 and December 31, 2000, loans due to LLC were $2,647 and $3,029 carrying a variable interest rate of approximately 4.38% and 7.25%, respectively. Interest payable to LLC was $407 and $328 at June 30, 2001 and December 31, 2000, respectively.

8.  COMMITMENTS  AND  CONTINGENCIES

Legal  Matters
--------------
The Company is involved in certain legal proceedings arising through the normal course of business. Management is of the opinion that the final outcomes of such proceedings should not have a material impact on the Company's financial statements.

                                       BFH11