Form 10-Q
period 2001-09-30
BORDEN INC
filed 2001-11-14
CIK 13239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q



X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF THE SECURITIES
--    EXCHANGE  ACT  OF  1934.

For  the  quarterly  period  ended               September  30,  2001
                                                 --------------------


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

Number of shares of common stock, $0.01 par value, outstanding as of the close of business on November 13, 2001: 198,974,994

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

The Borden, Inc. and Affiliates ("the Combined Companies") Condensed Combined Financial Statements are included herein to present the Company on a combined historical basis, including the financial position, results of operations and cash flows of Wise and Foods. The Combined Companies' financial statements are included, supplementally, to present financial information on a basis consistent with that on which credit was originally extended to the Company (prior to push down accounting) and because management of the Company continues to control significant financial and managerial decisions with respect to Foods Holdings, as it did with Wise Holdings prior to its sale by BWHLLC.

After a review of strategic alternatives for Foods, a decision was reached in the second quarter of 2001 to exit the Foods business. As part of this decision, Foods sold substantially all of its assets in the third quarter of 2001. Accordingly, in the Condensed Combined Financial Statements, Foods is reflected as a discontinued operation for all periods presented (see Note 3 to the Condensed Consolidated and Condensed Combined Financial Statements).

On October 30, 2000, Wise Holdings was sold by BWHLLC and, as of that date, Wise Holdings' financial guarantees ceased. Accordingly, in the Condensed Combined Financial Statements, Wise is reflected as a discontinued operation in 2000 (see
Note  3  to  the  Condensed  Consolidated  and  Condensed   Combined   Financial
Statements).

In accordance with rule 3-10 of Regulation S-X, the Condensed Financial Statements of Foods Holdings are included in Part II of this Quarterly Report on Form 10-Q because Foods Holdings is a guarantor of the Company's credit facility and all of the Company's outstanding publicly held debt. The financial statements for Foods Holdings are prepared on a purchase accounting basis. Because Wise Holdings ceased to be a guarantor as of the date of its sale,
separate  Condensed  Financial  Statements  of   Wise   Holdings  are no longer
included in Part II of the Company's quarterly financial  filings  with the SEC.

                                  BORDEN, INC.

                                      INDEX



PART I - FINANCIAL INFORMATION

ITEM 1.  BORDEN, INC. ("BORDEN")  CONDENSED  CONSOLIDATED AND  BORDEN, INC. AND AFFILIATES CONDENSED
    COMBINED FINANCIAL STATEMENTS

 Condensed Consolidated Statements of Operations and Comprehensive Income,
   three months ended September 30, 2001 and 2000. . . . . . . . . . . . . . . . . . . . . . . . . .   4
   nine months ended September 30, 2001 and 2000 . . . . . . . . . . . . . . . . . . . . . . . . . .   6
 Condensed Consolidated Balance Sheets, September 30, 2001 and December 31, 2000 . . . . . . . . . .   8
 Condensed Consolidated Statements of Cash Flows, nine months ended September 30, 2001 and 2000. . .  10
 Condensed Consolidated Statement of Shareholders' Equity, nine months ended September 30, 2001. . .  12
 Condensed Combined Statements of Operations and Comprehensive Income,
   three months ended September 30, 2001 and 2000. . . . . . . . . . . . . . . . . . . . . . . . . .  13
   nine months ended September 30, 2001 and 2000 . . . . . . . . . . . . . . . . . . . . . . . . . .  14
 Condensed Combined Balance Sheets, September 30, 2001 and December 31, 2000 . . . . . . . . . . . .  15
 Condensed Combined Statements of Cash Flows, nine months ended September 30, 2001 and 2000. . . . .  17
 Condensed Combined Statement of Shareholders' Equity, nine months ended September 30, 2001. . . . .  19
 Notes to Condensed Consolidated and Condensed Combined Financial Statements . . . . . . . . . . . .  20


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . .  26


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34

ITEM 6. EXHIBITS, GUARANTOR FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K. . . . . . . . . .  34

----------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
AND  COMPREHENSIVE  INCOME  (UNAUDITED)
BORDEN,  INC.
                                                                    Three months ended September 30,
(In millions)                                                                     2001     2000
----------------------------------------------------------------------------------------------------



Net sales                                                                         $371.8   $397.7
Cost of goods sold                                                                 275.4    296.9
                                                                                  -------  -------

Gross margin                                                                        96.4    100.8
                                                                                  -------  -------

Distribution expense                                                                18.3     19.1
Marketing expense                                                                   18.0     21.9
General & administrative expense                                                    25.9     42.2
Loss on divestiture of business                                                      2.2        -
Business realignment                                                                10.7      1.8
                                                                                  -------  -------

Operating income                                                                    21.3     15.8
                                                                                  -------  -------

Interest expense                                                                    12.5     17.5
Affiliated interest expense, net of affiliated interest income
     of $1.3 in 2001 and $0.7 in 2000                                                1.8      3.2
Other expense (income)                                                               6.9     (4.5)
                                                                                  -------  -------

Income (loss) before income tax                                                      0.1     (0.4)
Income tax (benefit) expense                                                        (7.2)     7.6
                                                                                  -------  -------

Net income (loss)                                                                    7.3     (8.0)

Preferred stock dividends                                                          (18.4)   (18.4)
                                                                                  -------  -------

Net loss applicable to common stock                                               $(11.1)  $(26.4)
                                                                                  =======  =======

Comprehensive income (see Note 6)                                                 $ 10.5   $ (9.6)
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

-------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
AND  COMPREHENSIVE  INCOME  (UNAUDITED)  (CONTINUED)
BORDEN,  INC.

                                                                 Three months ended September 30,
(In millions, except per share data)                                              2001     2000
-------------------------------------------------------------------------------------------------


Basic and Diluted Per Share Data
--------------------------------

Net income (loss)                                                                 $ 0.04   $(0.04)
Preferred stock dividends                                                          (0.10)   (0.10)
                                                                                  -------  -------

Net loss applicable to common stock                                               $(0.06)  $(0.14)
                                                                                  =======  =======

Dividends per common share                                                        $ 0.12   $ 0.06
Dividends per preferred share                                                       0.75     0.75

Average number of common shares outstanding
  during the period                                                                199.0    199.0

--------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

-----------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
AND  COMPREHENSIVE  INCOME  (UNAUDITED)
BORDEN,  INC.
                                                                      Nine months ended September 30,
(In millions)                                                                     2001       2000
-----------------------------------------------------------------------------------------------------


Net sales                                                                         $1,182.1   $1,139.2
Cost of goods sold                                                                   896.5      811.5
                                                                                  ---------  ---------

Gross margin                                                                         285.6      327.7
                                                                                  ---------  ---------

Distribution expense                                                                  58.5       57.8
Marketing expense                                                                     55.6       61.3
General & administrative expense                                                     100.6      117.7
Gain on sale of assets                                                                (3.8)     (10.3)
Loss on divestiture of business                                                        2.2          -
Business realignment                                                                  20.6       13.6
                                                                                  ---------  ---------

Operating income                                                                      51.9       87.6
                                                                                  ---------  ---------

Interest expense                                                                      39.1       46.8
Affiliated interest expense, net of affiliated interest income
   of $2.3 in 2001 and $1.0 in 2000                                                    8.8       11.5
Other expense (income)                                                                11.6      (16.2)
Partnership charge                                                                    10.0          -
                                                                                  ---------  ---------

(Loss) income from continuing operations
     before income tax                                                               (17.6)      45.5
Income tax (benefit) expense                                                          (4.0)      28.8
                                                                                  ---------  ---------

(Loss) income from continuing operations                                             (13.6)      16.7
                                                                                  ---------  ---------

Gain on disposal of discontinued operations, net of tax                                  -       93.0
                                                                                  ---------  ---------

Net (loss) income                                                                    (13.6)     109.7

Preferred stock dividends                                                            (55.3)     (55.3)
                                                                                  ---------  ---------

Net (loss) income applicable to common stock                                      $  (68.9)  $   54.4
                                                                                  =========  =========

Comprehensive income (see Note 6)                                                 $  (28.5)  $  100.2
                                                                                  =========  =========
------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

-----------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
AND  COMPREHENSIVE  INCOME  (UNAUDITED)  (CONTINUED)
BORDEN,  INC.

                                                                      Nine months ended September 30,
(In millions, except per share data)                                              2001    2000
-----------------------------------------------------------------------------------------------------


Basic and Diluted Per Share Data
--------------------------------

(Loss) income from continuing operations                                         $(0.07)  $ 0.08
Gain on disposal of discontinued operations, net of tax                               -     0.47
                                                                                 -------  -------


Net (loss) income                                                                 (0.07)    0.55
Preferred stock dividends                                                         (0.28)   (0.28)
                                                                                 -------  -------

Net (loss) income applicable to common stock                                     $(0.35)  $ 0.27
                                                                                 =======  =======

Dividends per common share                                                       $ 0.18   $ 0.25
Dividends per preferred share                                                      2.25     2.25

Average number of common shares outstanding
     during the period                                                            199.0    199.0

-----------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

-----------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)
BORDEN,  INC.

(In  millions)

                                                                        September 30,    December 31,
ASSETS                                                                   2001             2000
-----------------------------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and equivalents                                                   $  18.3          $ 27.8
  Accounts receivable (less allowance for doubtful accounts
    of $15.0 in 2001 and $13.1 in 2000)                                    206.4           253.1
  Loan receivable from affiliate                                               -             6.1
  Inventories:
       Finished and in-process goods                                        50.1            68.7
       Raw materials and supplies                                           42.5            58.6
  Deferred income taxes                                                     46.4            46.6
  Other current assets                                                      11.7            15.2
                                                                       ----------       ---------
                                                                           375.4           476.1
                                                                       ----------       ---------

INVESTMENTS AND OTHER ASSETS
  Investments                                                               39.4            61.9
  Investment in and receivable from affiliate                               33.5            10.0
  Deferred income taxes                                                     66.4            84.6
  Prepaid pension assets                                                    87.9           111.5
  Other assets                                                              30.3            41.2
  Assets transferred under contractual arrangement (see Note 1)            322.5               -
                                                                       ----------       ---------
                                                                           580.0           309.2
                                                                       ----------       ---------

PROPERTY AND EQUIPMENT
  Land                                                                      30.3            28.0
  Buildings                                                                 93.3            88.0
  Machinery and equipment                                                  745.4           778.3
                                                                       ----------       ---------
                                                                           869.0           894.3
  Less accumulated depreciation                                           (333.8)         (321.1)
                                                                       ----------       ---------
                                                                           535.2           573.2

INTANGIBLES                                                                110.3           179.8
                                                                       ----------       ---------

TOTAL ASSETS                                                           $ 1,600.9       $ 1,538.3
                                                                       ==========      ==========
-----------------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

---------------------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)
BORDEN,  INC.

(In  millions,  except  share  data)
                                                                                  September 30,          December 31,
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY                                        2001                  2000
---------------------------------------------------------------------------------------------------------------------


CURRENT LIABILITIES
  Accounts and drafts payable                                                     $  121.7             $    158.8
  Debt payable within one year                                                         4.8                   43.5
  Loans payable to affiliates                                                        248.0                  283.1
  Other current liabilities                                                          182.6                  187.4
                                                                                  ---------             ----------
                                                                                     557.1                  672.8
                                                                                  ---------             ----------

OTHER LIABILITIES
  Long-term debt                                                                     532.1                  530.5
  Non-pension post-employment benefit obligations                                    144.2                  156.0
  Other long-term liabilities                                                        171.5                  164.7
  Liabilities transferred under contractual arrangement (see Note 1)                 258.7                    -
                                                                                  ---------             ----------
                                                                                   1,106.5                  851.2
                                                                                  ---------             ----------
COMMITMENTS AND CONTINGENCIES (see Note 8)

SHAREHOLDERS' (DEFICIT) EQUITY
  Preferred stock - Issued 24,574,751 shares                                         614.4                 614.4
  Common stock - $0.01 par value: authorized 300,000,000 shares,
       Issued 198,974,994 shares                                                       2.0                   2.0
  Paid in capital                                                                    360.1                 353.3
  Receivable from parent                                                            (414.9)               (414.9)
  Accumulated other comprehensive income                                             (75.2)                (60.3)
  Accumulated deficit                                                               (549.1)               (480.2)
                                                                                  ---------             ---------
                                                                                     (62.7)                 14.3
                                                                                  ---------             ---------

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY                             $ 1,600.9             $ 1,538.3
                                                                                  =========             =========
------------------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

--------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)
BORDEN,  INC.
                                               Nine months ended September 30,
(In millions)                                               2001      2000
--------------------------------------------------------------------------------


CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net (loss) income                                         $ (13.6)  $ 109.7
  Adjustments to reconcile net income to net
   cash from (used in) operating activities:
     Gain on disposal of discontinued operations, net of tax      -     (93.0)
     Loss on divestiture of business                            2.2         -
     Gain on sale of assets                                    (3.8)    (10.3)
     Business realignment                                      20.6      13.6
     Deferred tax provision                                     2.3      72.5
     Depreciation and amortization                             49.6      45.4
     Unrealized loss (gain) on interest rate swap               1.4      (4.9)
     Equity method expense (income)                             6.1      (2.5)
  Net change in assets and liabilities:
     Trade receivables                                        (39.2)    (44.8)
     Inventories                                               11.2      (6.0)
     Accounts and drafts payable                              (14.0)     34.6
     Income taxes                                              32.2     (62.4)
     Other assets                                               5.6      13.2
     Other liabilities                                        (18.0)    (32.6)
                                                            --------  --------
                                                               42.6      32.5
                                                            --------  --------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Capital expenditures                                        (35.6)    (69.7)
  Proceeds from the sale of assets                             19.9       8.4
  Proceeds from sale (purchase) of businesses, net of
     cash acquired                                             97.0    (136.5)
  Collection (purchase) of affiliate's receivables              0.5     (40.0)
  Net investment from affiliate                                   -       6.6
                                                            --------  --------
                                                               81.8    (231.2)
                                                            --------  --------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Net short-term debt (repayments) borrowings                 (40.1)     28.9
  Borrowings of long-term debt                                 56.9     122.0
  Repayment of long-term debt                                 (54.0)    (10.9)
  Affiliated loan activity, net                               (41.4)    (24.5)
  Interest received from parent                                36.4      36.3
  Common stock dividends paid                                 (36.4)    (49.3)
  Preferred stock dividends paid                              (55.3)    (55.3)
  Other distributions                                             -     (10.3)
                                                            --------  --------
                                                             (133.9)     36.9
                                                            --------  --------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)  (CONTINUED)
BORDEN,  INC.

                                                                   Nine months ended September 30,
(In millions)                                                                      2001    2000
--------------------------------------------------------------------------------------------------



  Decrease in cash and equivalents                                               $ (9.5)  $(161.8)
  Cash and equivalents at beginning
     of period                                                                     27.8     195.2
                                                                                 -------  --------
  Cash and equivalents at end
     of period                                                                   $ 18.3   $  33.4
                                                                                 =======  ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid (received):
     Interest, net                                                               $ 53.1   $  54.3
     Income taxes, net                                                            (36.4)     17.0
  Non-cash activity:
     Accrued dividends on investment in affiliate                                    -        6.4
     Capital contribution by parent                                                19.5      22.9
     Distribution of net assets of infrastructure management
       services business to the Company's parent                                     -        6.0
--------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

-----------------------------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS' EQUITY (DEFICIT)
(UNAUDITED) BORDEN,  INC.

(In  millions)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                    Accumulated
                                                                      Receivable       Other
                                  Preferred    Common     Paid-in       from       Comprehensive     Accumulated
                                    Stock      Stock      Capital      Parent         Income           Deficit      Total
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000        $  614.4     $  2.0     $ 353.3     $ (414.9)    $  (60.3)         $ (480.2)      $  14.3
-----------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                                (13.6)        (13.6)

Translation adjustments and other                                                     (13.6)                          (13.6)

Cumulative effect of change in accounting principle (net of $1.9 tax)                  (3.3)                           (3.3)

Derivative activity (net of $1.1 tax)                                                   2.0                             2.0

Preferred stock dividends                                                                               (55.3)        (55.3)

Common stock dividends                                      (36.4)                                                    (36.4)

Interest accrued on notes from parent (net of $12.7 tax)     23.7                                                      23.7

Capital contribution from parent                             19.5                                                      19.5
-----------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2001       $  614.4     $  2.0     $ 360.1     $ (414.9)    $  (75.2)         $  (549.1)    $  (62.7)
-----------------------------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

--------------------------------------------------------------------------------------------------
CONDENSED  COMBINED  STATEMENTS  OF  OPERATIONS
AND  COMPREHENSIVE  INCOME  (UNAUDITED)
BORDEN,  INC.  AND  AFFILIATES

                                                                  Three months ended September 30,
(In millions)                                                                     2001     2000
--------------------------------------------------------------------------------------------------


Net sales                                                                         $371.8   $397.7
Cost of goods sold                                                                 275.4    296.9
                                                                                  -------  -------

Gross margin                                                                        96.4    100.8
                                                                                  -------  -------

Distribution expense                                                                18.3     19.1
Marketing expense                                                                   18.0     21.9
General & administrative expense                                                    25.9     42.2
Loss on divestiture of business                                                      2.2       -
Business realignment                                                                10.7      1.8
                                                                                  -------  -------

Operating income                                                                    21.3     15.8
                                                                                  -------  -------

Interest expense                                                                    12.5     17.5
Affiliated interest expense, net of affiliated interest income
   of $1.3 in 2001 and $0.7 in 2000                                                 (0.8)    (0.4)
Other expense (income)                                                              10.3     (2.9)
                                                                                  -------  -------

(Loss) income from continuing operations
   before income tax                                                                (0.7)     1.6
Income tax (benefit) expense                                                        (9.4)     7.6
                                                                                  -------  -------

Income (loss) from continuing operations                                             8.7     (6.0)

Discontinued operations:
   Loss from operations, net of tax                                                  -       (9.8)
   Gain on disposal, net of tax                                                     16.5       -
                                                                                  -------  -------

Net income (loss)                                                                   25.2    (15.8)

Affiliate's share of loss                                                            0.7       -

Preferred stock dividends                                                          (18.4)   (18.4)
                                                                                  -------  -------

Net income (loss) applicable to common stock                                      $  7.5   $(34.2)
                                                                                  =======  =======

Comprehensive income (see Note 6)                                                 $ 28.4   $(19.4)
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

---------------------------------------------------------------------------------------------------------
CONDENSED  COMBINED  STATEMENTS  OF  OPERATIONS
AND  COMPREHENSIVE  INCOME  (UNAUDITED)
BORDEN,  INC.  AND  AFFILIATES

                                                                        Nine months ended September 30,
(In millions)                                                                      2001       2000
---------------------------------------------------------------------------------------------------------
Net sales                                                                         $ 1,182.1   $1,139.2
Cost of goods sold                                                                    896.5      811.5
                                                                                  ---------   ---------

Gross margin                                                                          285.6      327.7
                                                                                  ---------   ---------

Distribution expense                                                                   58.5       57.8
Marketing expense                                                                      55.6       61.3
General & administrative expense                                                      100.6      117.7
Gain on sale of assets                                                                 (3.8)     (10.3)
Loss on divestiture of business                                                         2.2        -
Business realignment                                                                   20.6       13.6
                                                                                  ----------   ---------

Operating income                                                                       51.9       87.6
                                                                                  ----------   ---------

Interest expense                                                                       39.1       46.8
Affiliated interest expense, net of affiliated interest income
  of $2.3 in 2001 and $0.8 in 2000                                                      0.6        0.1
Other expense (income)                                                                 15.2      (14.6)
Partnership charge                                                                     10.0        -
                                                                                  -----------  ---------

(Loss) income from continuing operations
   before income tax                                                                  (13.0)      55.3
Income tax benefit                                                                     (3.2)     (24.1)
                                                                                  ----------   ---------

(Loss) income from continuing operations                                               (9.8)      79.4

Discontinued operations:
   Loss from operations, net of tax                                                   (19.1)     (24.9)
  (Loss) gain on disposal, net of tax                                                (117.5)      37.0
                                                                                  ----------   ---------

Net (loss) income                                                                    (146.4)      91.5

Affiliate's share of (income) loss                                                   (131.9)       0.1

Preferred stock dividends                                                             (55.3)     (55.3)
                                                                                  ----------   ---------

Net (loss) income applicable to common stock                                      $  (333.6)   $  36.3
                                                                                  ==========   =========

Comprehensive income (see Note 6)                                                 $  (126.1)   $  75.6
                                                                                  ==========   =========
---------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

------------------------------------------------------------------------------------------------------------
CONDENSED  COMBINED  BALANCE  SHEETS  (UNAUDITED)
BORDEN,  INC.  AND  AFFILIATES

(In  millions)
                                                                             September 30,   December 31,
ASSETS                                                                           2001           2000
------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and equivalents                                                            $  395.2   $   43.2
  Accounts receivable (less allowance for doubtful accounts of $15.0
   in 2001 and $13.1 in 2000)                                                        202.3      253.1
  Loan receivable from affiliate                                                         -        6.1
  Inventories:
     Finished and in-process goods                                                    50.1       68.7
     Raw materials and supplies                                                       42.5       58.6
  Deferred income taxes                                                               46.4       46.6
  Other current assets                                                                11.7       15.2
  Net assets of discontinued operations                                                  -      500.2
                                                                                  ---------  ---------
                                                                                     748.2      991.7
                                                                                  ---------  ---------

INVESTMENTS AND OTHER ASSETS
  Investments                                                                         39.4       61.9
  Investment in and receivable from affiliate                                         33.5       10.0
  Deferred income taxes                                                               66.4       84.6
  Prepaid pension assets                                                              87.9      111.5
  Other assets                                                                        30.3       30.2
  Assets transferred under contractual arrangement (see Note 1)                      322.5         -
                                                                                  ---------  ---------
                                                                                     580.0      298.2
                                                                                  ---------  ---------

PROPERTY AND EQUIPMENT
  Land                                                                                30.3       28.0
  Buildings                                                                           93.3       88.0
  Machinery and equipment                                                            745.4      778.3
                                                                                  ---------  ---------
                                                                                     869.0      894.3
  Less accumulated depreciation                                                     (333.8)    (321.1)
                                                                                  ---------  ---------
                                                                                     535.2      573.2

INTANGIBLES                                                                          110.3      179.8
                                                                                  ---------  ---------

TOTAL ASSETS                                                                      $1,973.7   $2,042.9
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
BORDEN,  INC.  AND  AFFILIATES

(In  millions)
                                                                               September 30,  December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                               2001          2000
-------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
  Accounts and drafts payable                                                     $  121.7   $  158.8
  Debt payable within one year                                                         4.8       43.5
  Loans payable to affiliates                                                           -        76.1
  Other current liabilities                                                          182.6      186.7
  Net liabilities of discontinued operations                                           6.1         -
                                                                                 ---------    ---------
                                                                                     315.2      465.1
                                                                                 ---------    ---------

OTHER LIABILITIES
  Long-term debt                                                                     532.1      530.5
  Non-pension post-employment benefit obligations                                    144.2      156.0
  Other long-term liabilities                                                        171.5      164.7
  Liabilities transferred under contractual arrangement (see Note 1)                 258.7         -
                                                                                  ---------   ---------
                                                                                   1,106.5      851.2
                                                                                  ---------   ---------
COMMITMENTS AND CONTINGENCIES (see Note 8)

SHAREHOLDERS' EQUITY
  Preferred stock                                                                    614.4      614.4
  Common stock                                                                         2.0        2.0
  Paid in capital                                                                    581.0      623.9
  Receivable from parent                                                            (414.9)    (414.9)
  Affiliate's interest in subsidiary                                                 247.9       66.3
  Accumulated other comprehensive income                                             (75.2)     (95.5)
  Accumulated deficit                                                               (403.2)     (69.6)
                                                                                  ---------  ---------
                                                                                     552.0      726.6
                                                                                  ---------  ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $1,973.7   $2,042.9
                                                                                  =========  =========
-------------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

-------------------------------------------------------------------------------------------
CONDENSED  COMBINED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)
BORDEN,  INC.  AND  AFFILIATES

                                                            Nine months ended September 30,
(In millions)                                                        2001      2000
-------------------------------------------------------------------------------------------

CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES
  Net (loss) income                                                $(146.4)  $  91.5
  Adjustments to reconcile net income to net
   cash from (used in) operating activities:
     Loss (gain) on disposal of discontinued operations, net of tax  117.5     (37.0)
     Loss (gain) on divestiture of business                            2.2      (3.1)
     Gain on sale of assets                                           (3.8)    (10.3)
     Business realignment                                             20.6      13.6
     Deferred tax provision                                            2.3      72.5
     Depreciation and amortization                                    49.6      45.4
     Unrealized loss (gain) on interest rate swap                      1.4      (4.9)
     Equity method expense (income)                                    6.1      (0.9)
  Net change in assets and liabilities:
     Trade receivables                                               (39.2)    (44.8)
     Inventories                                                      11.2      (6.0)
     Accounts and drafts payable                                     (14.0)     34.6
     Income taxes                                                     45.5     (79.5)
     Other assets                                                     10.8      16.5
     Other liabilities                                               (17.6)    (37.0)
     Net liabilities/assets of discontinued operations                 9.9       2.6
                                                                   --------  --------
                                                                      56.1      53.2
                                                                   --------  --------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Capital expenditures                                               (41.8)   (111.6)
  Proceeds from the sale of assets                                    19.9       8.6
  Proceeds from sale (purchase) of business, net of
     cash acquired                                                   522.6    (136.5)
  Collection (purchase) of affiliate's receivables                     0.5     (40.0)
                                                                   --------  --------
                                                                     501.2    (279.5)
                                                                   --------  --------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Net short-term debt (repayments) borrowings                        (40.7)     29.5
  Borrowings of long-term debt                                        60.0     122.0
  Repayment of long-term debt                                        (62.4)    (11.2)
  Affiliated loan activity, net                                     (106.9)     (0.5)
  Interest received from parent                                       36.4      36.3
  Common stock dividends paid                                        (36.4)    (49.3)
  Preferred stock dividends paid                                     (55.3)    (55.3)
  Other distributions                                                    -     (10.3)
                                                                   --------  --------
                                                                    (205.3)     61.2
                                                                   --------  --------
-------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
CONDENSED  COMBINED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)  (CONTINUED)
BORDEN,  INC.  AND  AFFILIATES

                                                                    Nine months ended September 30,
(In millions)                                                                     2001     2000
----------------------------------------------------------------------------------------------------

  Increase (decrease) in cash and equivalents                                     $352.0   $(165.1)
  Cash and equivalents at beginning
     of period                                                                      43.2     227.5
                                                                                  -------  --------
  Cash and equivalents at end
     of period                                                                    $395.2   $  62.4
                                                                                  =======  ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid (received):
     Interest, net                                                                $ 53.1   $  29.6
     Income taxes, net                                                             (36.4)     12.2
  Non-cash activity:
     Accrued dividends on investment in affiliate                                    -         4.2
     Capital contribution by parent                                                 19.5      15.4
     Affiliate's share of income (loss)                                            131.9      (0.1)
     Distribution of net assets of infrastructure management
        services business to the Company's parent                                    -         6.0
----------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

----------------------------------------------------------------------------------------------------------------------------------
CONDENSED  COMBINED  STATEMENT  OF  SHAREHOLDERS'  EQUITY  (UNAUDITED)
BORDEN,  INC.  AND  AFFILIATES

(In  millions)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                             Accumulated
                                                                   Receivable  Affiliate's      Other
                                  Preferred   Common    Paid-in      from      Interest in   Comprehensive   Accumulated
                                    Stock     Stock     Capital     Parent     Subsidiary       Income         Deficit      Total
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000        $  614.4    $  2.0    $  623.9   $ (414.9)    $   66.3    $   (95.5)      $   (69.6)   $  726.6
----------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                                       (146.4)     (146.4)

Translation adjustments and other                                                                21.6                        21.6

Cumulative effect of change in accounting principle (net of $2.0 tax)                            (3.5)                       (3.5)

Derivative activity (net of $1.2 tax)                                                             2.2                         2.2

Preferred stock dividends                                                                                       (55.3)      (55.3)

Common stock dividends                                     (36.4)                                                           (36.4)

Interest accrued on notes from parent (net of $12.7 tax)    23.7                                                             23.7

Capital contribution from parent                            19.5                                                             19.5

Affiliate's interest in subsidiary                         (49.7)                  181.6                       (131.9)        -
----------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2001       $  614.4    $  2.0    $  581.0   $ (414.9)    $  247.9    $   (75.2)      $  (403.2)     $552.0
----------------------------------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated and Condensed Combined Financial Statements

NOTES  TO  CONDENSED  CONSOLIDATED
AND  CONDENSED  COMBINED  FINANCIAL  STATEMENTS
(Dollars  in  millions  except  per  share  amounts and as otherwise indicated)

1.     BASIS  OF  PRESENTATION

The Registrant, Borden, Inc. (the "Company") is engaged primarily in manufacturing, processing, purchasing and distributing forest products and industrial resins, formaldehyde, melamine crystal and other specialty and industrial chemicals worldwide. Prior to the August 13, 2001 sale of Consumer Adhesives, the Company also manufactured, processed, purchased and distributed consumer glues and adhesives in North America (see below).

The Company's principal lines of business formerly included its salty snacks business ("Wise") and its international and domestic foods operations ("Foods"). Subsidiaries of BWHLLC, an affiliate of the Company, together with subsidiaries of Wise Holdings, Inc. ("Wise Holdings") and subsidiaries of Borden Foods Holdings Corporation ("Foods Holdings") purchased Wise and Foods on July 2, 1996 and October 1, 1996, respectively. As a result of these sales, Wise and Foods, as of their respective sale dates, are no longer legally part Of the Company on a consolidated basis. However, management of the Company continues to exercise significant operating and financial control over Foods, and exercised similar control over Wise until the time of its sale. Foods Holdings provides financial guarantees to obligations under the Company's credit facility and all of the Company's outstanding publicly held debt, as did Wise until it was sold. Because of the aforementioned control and guarantees, the Company has included, supplementally in this filing, Condensed Combined Financial Statements of Borden, Inc. and Affiliates (the "Combined Companies") which present the financial condition and results of operations and cash flows of the Company, Wise and Foods. The Combined Companies' financial statements do not reflect push-down accounting and therefore present financial information on a basis consistent with that upon which credit was originally extended to the Company.

On October 30, 2000, Wise Holdings was sold by BWHLLC and its financial guarantees ceased. As a result, Wise is reflected as a discontinued operation in 2000 in the Condensed Combined Financial Statements (See Note 3).

After a review of strategic alternatives for Foods, a decision was reached in the second quarter of 2001 to exit the Foods business. As part of this decision, Foods sold substantially all of its assets in the third quarter of 2001. Accordingly, in the Condensed Combined Financial Statements, Foods is reflected as a discontinued operation for all periods presented (See Note 3). The net cash of Foods is shown in cash and equivalents in the Condensed Combined Balance Sheets.

Aside from the classification of both Wise and Foods as discontinued operations in the Condensed Combined Financial Statements, the Condensed Consolidated and Condensed Combined Financial Statements are substantially the same. Remaining differences between the Condensed Consolidated and Condensed Combined Financial Statements are certain affiliate transactions and balances.

On August 13, 2001, options sold to BWHLLC in 1996 to purchase 74% of the common shares of Consumer Adhesives were exercised for $54.1. Also, on August 13, 2001, a company controlled by BWHLLC purchased the remaining 26% of Consumer Adhesives common shares for $40.0. In addition to the cash proceeds received, the Company and Combined Companies retained continuing investments in Consumer Adhesives in the form of notes receivable and preferred stock carried at book values of $77.9 and $110.0, respectively. Prior to August 13, 2001, these investments were eliminated in the Condensed Consolidated and Condensed Combined Financial Statements. As a result of the Company's continuing investment in Consumer Adhesives, the assets and liabilities of Consumer Adhesives are reflected as assets and liabilities transferred under contractual arrangement in the Condensed Consolidated and Condensed Combined Balance Sheets. A deferred pre-tax gain of $132.3 ($124.1 after-tax) related to this transaction is also included in liabilities transferred under contractual arrangement in the September 30, 2001 Condensed Consolidated and Condensed Combined Balance Sheets.

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

2.     BUSINESS  DIVESTITURE,  REALIGNMENT  AND  OTHER  CHARGES

In the third quarter of 2001, Chemical sold its operations in Ecuador. Proceeds from the sale of $5.3 and a pre-tax loss of $2.2 ($2.8 after tax) were recorded.

As part of its ongoing effort to streamline its operations, Chemical has continued to take actions in the first nine months of 2001 to realign its business. As part of these efforts, the Company has recorded charges related to plant closures totaling $22.5. Of this total, $4.3 was recorded in the first quarter, $10.0 in the second quarter and $8.2 in the third quarter. These amounts include fixed asset write-offs of $7.9, severance of $3.3, plant closure costs of $3.7, and demolition and environmental costs of $3.0. Offsetting the plant closure costs is the first quarter sale of land associated with a closed plant. Proceeds from the land sale of $11.0 resulted in a pre-tax gain of $10.5 ($6.5 after tax). In addition, Chemical recorded severance charges of $4.7 in 2001 related to other workforce reductions. Of this total, $2.1 was recorded in the first quarter and $2.5 was recorded in the third quarter.

In the second quarter of 2001, the Company recorded severance costs of $3.9 for corporate workforce reductions to reduce costs.

In the second quarter of 2001, Chemical and Delta-HA, Inc. formed a venture in which they merged their North American foundry businesses. Based on the agreed valuations of each party's contributions to the venture, Chemical has a 75% share of the initial capital and future earnings of the venture and exerts control. In conjunction with the formation of the venture, Chemical contributed three plants and each party contributed inventories, personnel and technical knowledge. The venture is consolidated into the Condensed Consolidated and Condensed Combined Financial Statements and includes an accrual of approximately $11 to close two plants. Goodwill of approximately $8 was recorded and will be amortized over ten years.

3.     DISCONTINUED  OPERATIONS

After a review of the strategic alternatives for Foods, a decision was reached in the second quarter of 2001 to exit the Foods business. Accordingly, effective the second quarter of 2001, Foods is reflected as a discontinued operation for all periods presented in the Condensed Combined Financial Statements.

In asset transactions on July 16, 2001 with H.J. Heinz Company and American Italian Pasta Company, a transaction involving subsidiary stock and assets on July 30, 2001 with New World Pasta Company and an asset transaction on August
27, 2001 with Kraft Foods, Inc., certain subsidiaries of Foods completed the sale of all of Foods' dry pasta, pasta sauce, bouillon, dry soup and shelf-stable meals operations. The four transactions included the sale of all Foods' operations for aggregate cash proceeds of $425.6. A pre-tax net loss to exit the Foods business of $126.6 ($117.5 after-tax) has been recorded as of September 30, 2001. An estimated after-tax loss of $134.0 was recorded in the second quarter and adjusted downward by $16.5 in the third quarter. The estimated after-tax loss is reported as a loss on disposal of discontinued operations in the Condensed Combined Financial Statements. See also Note 4 for discussion of amounts allocated to Borden Foods Holdings LLC ("Foods LLC") as a result of the sale transactions.

In October 2000, BWHLLC sold Wise Holdings to Palladium Equity Partners, LLC. As a result, Wise is reported as a discontinued operation in the Condensed Combined Financial Statements.

The results below for Foods and Wise are reported separately as discontinued operations in the Condensed Combined Statements of Operations and Comprehensive
Income:

--------------------------------------------------------------------------------
                           THREE MONTHS ENDED SEPTEMBER 30,
                                   2001                2000
--------------------------------------------------------------------------------
Net sales                          $   -              $203.3
Income (loss) before income taxes      -                (6.7)
Income tax expense                     -                 3.1
                                   -------            -------
Loss from discontinued operations  $   -              $ (9.8)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           NINE MONTHS ENDED SEPTEMBER 30,
                                   2001                2000
--------------------------------------------------------------------------------

Net sales                          $226.6              $591.1
Loss before income taxes            (26.6)              (47.6)
Income tax benefit                   (7.5)              (22.7)
                                   -------             -------
Loss from discontinued operations  $(19.1)             $(24.9)

--------------------------------------------------------------------------------
As a result of a settlement reached with the Internal Revenue Service in the second quarter of 2000, amounts established for tax issues related to the divestiture of certain segments of the Company's business are no longer considered necessary. A portion of these amounts for the Company and Combined Companies ($93.0 and $37.0, respectively) is classified as gain on the sale of discontinued operations in the second quarter of 2000, consistent with the classification of these amounts when established. The $56.0 difference is included in the Condensed Combined Statement of Operations and Comprehensive Income as a tax benefit. (See Item 2 of this report relating to management's discussion of income tax expense.)

4.     AFFILIATE'S  SHARE

In association with a limited partnership agreement between Foods and Foods LLC, Foods LLC was allocated income of $132.6 related almost entirely to the sale of Foods' trademarks in the second quarter of 2001 (see Note 3 and accompanying Condensed Combined Statements of Operations and Comprehensive Income). In
addition, Foods LLC realized the benefit of additional tax basis of approximately $50 upon the sale of the trademarks. See also the Liquidity and Capital Resources section in Management's Discussion and Analysis of Financial Condition and Results of Operations.

5.     PENSION  AND  RETIREMENT  SAVINGS  PLANS

Subsequent to the 1996 sale of Foods, the Company's pension plan retained the liabilities related to the employees of these businesses. As a result, the consolidated projected benefit obligation and plan assets included the domestic obligation and assets for Foods. As part of the 2001 exit of the Foods' business, the pension and savings plan liabilities will be settled for most employees. As a result, the Company and Combined Companies recorded settlement and curtailment charges of $10.7 for Foods' employees. An additional $5.6 settlement was recorded for other lump sum payments made by the plan during 2001.

6.     COMPREHENSIVE  INCOME

Comprehensive  income  was  computed  as  follows:

-------------------------------------------------------------------------------------
                           THREE MONTHS ENDED SEPTEMBER 30,
                                                      CONSOLIDATED      COMBINED
                                                      ------------    ------------
                                                      2001    2000    2001    2000
-------------------------------------------------------------------------------------

Net income (loss)                                     $ 7.3   $(8.0)  $25.2   $(15.8)
Foreign currency translation adjustments               (1.9)   (1.6)   (1.9)    (3.6)
Reclassification adjustments                            4.8       -     4.8        -
Derivative activity                                     0.3       -     0.3        -
                                                      ------  ------  ------  -------
                                                      $10.5   $(9.6)  $28.4   $(19.4)
-------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------
                               NINE MONTHS ENDED SEPTEMBER 30,
                                                      CONSOLIDATED         COMBINED
                                                      ------------    -------------------
                                                      2001     2000     2001      2000
-----------------------------------------------------------------------------------------
Net (loss) income                                     $(13.6)  $109.7   $(146.4)  $ 91.5
Foreign currency translation adjustments               (19.4)    (9.5)    (21.0)   (15.9)
Reclassification adjustments                             5.8       -       42.6      -
Cumulative effect of change in accounting principle     (3.3)      -       (3.5)     -
Derivative activity                                      2.0       -        2.2      -
                                                     -------   -------  --------  -------
                                                     $ (28.5)  $100.2   $(126.1)  $ 75.6
-----------------------------------------------------------------------------------------

The consolidated and combined foreign currency translation adjustments in 2001 relate primarily to operations in Canada, the United Kingdom and Brazil. The consolidated foreign currency translation adjustments in 2000 relate primarily to operations in the United Kingdom.

The third quarter 2001 consolidated reclassification adjustment reflects the accumulated translation adjustment recognized on the sale of Chemical's operations in Ecuador. In addition to the consolidated amount, the combined 2001 reclassification adjustment reflects the accumulated translation adjustment recognized on the sale of the Foods' assets.

The cumulative effect of change in accounting principle represents the impact of the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. The Company and Combined Companies recorded a pre-tax initial transition adjustment to Other Comprehensive Income of $5.2 and $5.5 ($3.3 and $3.5 net of tax), respectively, of which $0.4 before-tax ($0.3 after-tax) was reclassified into earnings for the three months ended September 30, 2001 and $3.1 and $3.5 before-tax ($2.0 and $2.2 after-tax), respectively, was reclassified into earnings for the nine months ended September 30, 2001. The Company and Combined Companies expect to reclassify an additional $0.5 (pre-tax) into earnings during the remainder of 2001.

7.     RELATED  PARTY  TRANSACTIONS

On August 13, 2001, options sold to BWHLLC in 1996 to purchase 74% of the common shares of Consumer Adhesives were exercised for $54.1. Also, on August 13, 2001, a company controlled by BWHLLC purchased the remaining 26% of Consumer Adhesives common shares for $40.0. In addition to the cash proceeds received, the Company and Combined Companies retained continuing investments in Consumer Adhesives in the form of notes receivable and preferred stock carried at book values of $77.9 and $110.0, respectively. Prior to August 13, 2001, these investments were eliminated in the Condensed Consolidated and Condensed Combined Financial Statements. As a result of the Company's continuing investment in Consumer Adhesives, the assets and liabilities of Consumer Adhesives are reflected as assets and liabilities transferred under contractual arrangement in the Condensed Consolidated and Condensed Combined Balance Sheets. A deferred pre-tax gain of $132.3 ($124.1 after-tax) related to this transaction is also included in liabilities transferred under contractual arrangement in September 30, 2001 Condensed Consolidated and Condensed Combined Balance Sheets.

The Company provides administrative services to Foods and provided services to Wise prior to its sale by BWHLLC (See Note 3). Fees received for these services are offset against the Company's general and administrative expenses and approximated $0.9 and $0.3 for the three months ended September 30, 2001 and 2000, respectively, and $2.9 and $2.8 for the nine months ended September 30, 2001 and 2000, respectively.

In the first quarter of 2001, the Company received a payment of $11.1 from Foods for its portion of the Company's net pension liability.

In 2000, the Company entered into a credit agreement with WKI Holding Company, Inc. (WKI) to provide up to $40.0 of short-term financing. Amounts outstanding under this agreement bore interest at (a) a variable rate based on the greatest of the Prime Rate, the Federal Reserve Bank Three-Month CD Rate plus 1% or the Federal Funds Effective Rate plus 0.5% plus (b) 3%. In April 2001, WKI entered into an amended and restated credit agreement and the original maturity date of the credit agreement of December 31, 2000 was extended to August 16, 2001. Effective July 2, 2001, the credit facility was increased from $40.0 to $50.0. As part of the amended and restated credit agreement, the Company agreed that on August 16, 2001, it would reduce its credit facility with WKI to $25.0 and extend the maturity date to March 31, 2004. This reduced facility has substantially the same terms as the credit agreement entered into with WKI in 2000 and, in addition, is secured by assets of WKI in second priority behind the banking institutions extending the primary credit facility to WKI. At November 13, 2001, $24.1 was outstanding under this agreement.

To meet WKI's current liquidity requirements, the Company, effective October 26, 2001, entered into a new $13.0 credit facility with WKI, maturing on December 28, 2001, which replaced a prior borrowing which matured on October 25, 2001. The new $13.0 facility has terms and conditions which are similar to the $25.0 credit facility but is unsecured. At November 13, 2001, there were no outstanding borrowings under this agreement.

The Company renders management, consulting and financial services to WKI for an annual fee of $2.5. Amounts outstanding for these expenses at September 30, 2001 were $2.4. WKI also reimburses the Company for certain expenses incurred on its behalf. Amounts outstanding for these expenses at September 30, 2001, were $1.8. Of the amounts outstanding from WKI, $2.5 is recorded in current assets and $1.7 is in long-term other assets.

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

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Environmental accruals are routinely reviewed on an interim basis as events and developments warrant. The Company and Combined Companies have each accrued approximately $20 and $22 (including those costs related to legal proceedings) at September 30, 2001 and December 31, 2000, respectively, for probable environmental remediation and restoration liabilities. This is management's best estimate of these liabilities, based on currently available information and analysis. The Company and Combined Companies believe that it is reasonably possible that costs associated with such liabilities may exceed current reserves by amounts that may prove insignificant, or by amounts, in the aggregate, of up to approximately $19.

LEGAL MATTERS - The Company and Combined Companies have recorded $4.1 in liabilities at September 30, 2001, and December 31, 2000 for legal costs that they believe are probable and reasonably estimable. Actual costs are not expected to exceed these amounts. The Company believes, based upon the information it currently possesses, and taking into account its established reserves for estimated liability and its insurance coverage, that the ultimate outcome of the foregoing proceedings and actions is unlikely to have a material adverse effect on the Company's financial statements.

OTHER - A wholly owned subsidiary of the Company serving as general partner of BCP has certain fiduciary responsibilities to BCP and its operating subsidiary, Borden Chemicals and Plastics Operating Limited Partnership ("BCPOLP"). BCP and BCPOLP were created in November 1987 as separate and distinct entities from the Company, and BCP is 99% owned by the public. On
April 3, 2001, BCPOLP and its subsidiary, BCP Finance Corporation, filed voluntary petitions for protection under chapter 11 of the United States Bankruptcy Code, Title 11 of the United States Code, in the United States Bankruptcy Court for the District of Delaware. In addition to a $20.0 liability recorded in the fourth quarter of 2000, $10.0 was accrued by the Company in the second quarter 2001 for potential BCPOLP liabilities.

9.     SUBSEQUENT  EVENT

The Company announced on November 7, 2001 that it has decided to offer for sale its wholly-owned subsidiary, Melamine Chemicals, Inc. ("MCI"), which manufactures melamine crystal at a plant in Louisiana. MCI was acquired in November 1997 for the strategic purpose of providing a reliable and stable supply of melamine crystal, a key raw material used in the Company's core resins business. For strategic purposes, the Company has entered into a long-term contractual arrangement with a major supplier for a substantial portion of its future melamine crystal needs. The net book value of property, plant and equipment and goodwill as of September 30, 2001 was approximately $100. The Company has not recorded an impairment charge at September 30, 2001 as the assets are held for use. However, due to the subsequent decision to enter into the supply contract and begin the sale process, the Company may record an impairment charge pending the results of the sale process.

PART  1.  FINANCIAL  INFORMATION

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS  OF  OPERATIONS  BY  BUSINESS  UNIT:
     --------------------------------------------

Following is a comparison of net sales and adjusted operating EBITDA by operating segment for both the Company and Combined Companies.

--------------------------------------------------------------------------------
               CONSOLIDATED AND COMBINED ENDED SEPTEMBER 30,
                                        3 MONTHS            9 MONTHS
                                     -------------       --------------
(Dollars in millions)                2001     2000       2001      2000
--------------------------------------------------------------------------------
NET SALES:
   Chemical                          $336.9   $341.7   $1,075.8   $  991.7
   Consumer Adhesives (1)              34.9     44.8      106.3      114.3
   Businesses sold or distributed(2)      -     11.2          -       33.2
                                     -------  ------   --------   ---------
                                     $371.8   $397.7   $1,182.1   $1,139.2
                                     =======  =======  =========  =========
ADJUSTED OPERATING EBITDA:
   Chemical                          $ 48.1   $ 43.4   $  135.4   $  151.0
   Consumer Adhesives(1)                8.3      6.5       21.6       19.8
   Businesses sold or distributed(2)      -      1.2          -       (0.1)
   Corporate and other                 (6.0)   (16.3)     (32.7)     (24.1)
                                     -------  -------  ---------  ---------
   TOTAL ADJUSTED OPERATING EBITDA(3)  50.4     34.8      124.3      146.6

   Significant or unusual items(4)    (12.9)    (1.8)     (22.8)     (13.6)
   Depreciation and amortization      (16.2)   (17.2)     (49.6)     (45.4)
                                     -------  -------  ---------  ---------
   OPERATING INCOME                  $ 21.3   $ 15.8   $   51.9   $   87.6
                                     =======  =======  =========  =========
--------------------------------------------------------------------------------

(1) On August 13, 2001, the options sold to BWHLLC in 1996 were exercised for 74% of the Consumer Adhesives common shares for $54.1. Also, on August 13, 2001, a company controlled by BWHLLC purchased the remaining 26% of the Consumer Adhesives common shares for $40.0. Amounts reflect activity prior to the sale.
(2) Represents the Company's printing inks and infrastructure management services businesses.
(3)  Adjusted   Operating  EBITDA   represents  net  income  loss)  excluding
     discontinued    operations,    non-operating   income    and    expenses,
     interest, taxes, depreciation, amortization and significant or unusual items. (See below).
(4) Significant or unusual items represent business realignment expenses and gains and losses from divestiture of businesses. The Consolidated and Combined amount for the three months ended September 30, 2001 includes costs associated with the realignment of Chemical of $8.2, other Chemical workforce reductions of $2.5 and a loss on the sale of a Chemical business in Ecuador of $2.2. The 2000 Consolidated and Combined amount for the three months ended September 30, 2000 represents additional costs related
     to  a  first quarter  2000  Chemical  plant  closure   in  Argentina.  The
     Consolidated and Combined amount for the nine months ended September 30, 2001 includes costs associated with realignment of Chemical of $22.5, other Chemical workforce reductions of $4.7, a corporate workforce reduction of $3.9, and a loss on the sale of a Chemical business in Ecuador of $2.2, partially offset by a gain on sale of land associated with a Chemical plant closed in 2000 of $10.5. The 2000 Consolidated and Combined amount for the nine months ended September 30, 2000 represents Chemical costs of $13.6 relating primarily to plant closures in the United Kingdom, Argentina and California.

CONSOLIDATED AND COMBINED THREE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2000

Consolidated  and  Combined  Summary
------------------------------------

Consolidated and Combined net sales were $371.8 million for the three months ended September 30, 2001, a $25.9 million, or approximately 6%, decrease from 2000 net sales of $397.7 million. The decline is primarily due to businesses sold or distributed. Chemical sales decreased slightly, reflecting the combination of decreased volumes, foreign exchange differences, higher selling prices and acquisitions.

Adjusted operating EBITDA was $50.4 million for the third quarter 2001, a $15.6 million, or approximately 45%, improvement from 2000 adjusted operating EBITDA of $34.8 million. The improvement is primarily due to the absence of 2000 settlement and curtailment charges related to the Wise sale, improved Chemical margins and reduced corporate and other expenses.

Chemical
--------

Chemical sales in 2001 were down $4.8 million, or approximately 1%, to $336.9 million for the three months ended September 30, 2001, compared to $341.7 million for the same period in 2000. The most significant items that negatively impacted sales were an overall volume decline and unfavorable currency exchange rates for all international business units. The most significant items that positively impacted 2001 sales were higher selling prices for most products, two acquisitions in the United States in the second half of 2000 and a foundry resin venture formed at the beginning of second quarter 2001.

Excluding the effect of acquisitions and divestitures, net sales declined approximately $23 million versus the prior year, principally due to volume declines. Volume declined in 2001 reflecting difficult market conditions and aggressive competitor pricing. The poor economic conditions reflect declines in auto production and generally weaker industrial construction and electronics market conditions. In contrast to the first six months of the year, a decline in UV coatings volume reflects substantial erosion in optical fiber demand.

Overall higher selling prices had an approximate $20 million positive impact on 2001 sales. The higher selling prices primarily reflect higher raw material costs in 2001. A substantial portion of the Company's sales volume, especially for North America forest products, is sold under contracts that provide for monthly or quarterly selling price adjustments based on published cost indices for the Company's primary raw materials (i.e., methanol, phenol and urea).


The acquisition of the formaldehyde and certain other assets of Borden Chemicals and Plastics Limited Partnership ("BCP") in the third quarter 2000, the acquisition of East Central Wax in fourth quarter 2000, and the formation of a foundry resin venture at beginning of second quarter 2001 provided incremental 2001 sales of approximately $11 million.

Unfavorable currency exchange rates for all international operations had a total unfavorable impact on 2001 sales of approximately $11 million, with the most significant impact coming from Latin America.

Adjusted operating EBITDA of $48.1 million for the three months ended September 30, 2001 was $4.7 million, or approximately 10%, higher than prior year adjusted operating EBITDA of $43.4 million. The increase in operating EBITDA reflects improved margins and EBITDA contributed by acquisitions, partially offset by the lower volume discussed above and higher energy costs. In 2000, Chemical experienced margin erosion as a result of increasing raw material costs and the time lag before the higher costs could be reflected in higher selling prices according to contractual agreements.

Consumer  Adhesives
-------------------

Consumer Adhesives' net sales for the third quarter of 2001 were $34.9 million compared to third quarter 2000 net sales of $44.8 million. The decline reflects the impact of net sales being excluded subsequent to the August 13, 2001 sale. Adjusted operating EBITDA for the third quarter of 2001 was $8.3 million compared to $6.5 million in the third quarter of 2000, an improvement of $1.8 million. The improvement is due to lower marketing and general and administrative expenses.

Businesses  sold  or  distributed
---------------------------------

The Company's printing inks business provided net sales and adjusted operating EBITDA of $11.2 million and $1.2 million, respectively, in the third quarter of 2000. The printing ink business was sold in the fourth quarter of 2000.

Corporate  and  other
---------------------

Corporate and other adjusted operating EBITDA, classified primarily as general and administrative expenses, improved $10.3 million to a loss of $6.0 million for the three months ended September 30, 2001 from a loss of $16.3 million for the three months ended September 30, 2000. The improvement is primarily due to the absence of 2000 pension settlement and curtailment charges of $7.6 million related to the sale of Wise and a $3.5 million reduction in various corporate liabilities and expenses.

CONSOLIDATED AND COMBINED NINE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2000

Consolidated  and  Combined  Summary
------------------------------------

Consolidated and Combined net sales were $1,182.1 million for the first three quarters of 2001 compared to $1,139.2 million for the same period of 2000, an improvement of $42.9 million, or approximately 4%. The improvement is primarily due to higher Chemical selling prices, two Chemical acquisitions in the second half of 2000 and a Chemical foundry resin venture formed at the beginning of the second quarter 2001. Partially offsetting these improvements were the absence of sales from businesses sold or distributed in 2000, reductions in Chemical volumes and unfavorable currency exchange rates for all international businesses.

Adjusted operating EBITDA for the first nine months of 2001 declined $22.3 million, or approximately 15%, to $124.3 million in 2001 from $146.6 million in 2000. The decline is primarily due to lower Chemical volumes, the recording in 2001 of settlement and curtailment charges related to the Foods sale and higher energy costs in the Chemical business. These declines were partially offset by the absence of 2000 settlement and curtailment charges related to the Wise sale, improved Chemical margins and reduced corporate and other expenses.

Chemical
--------

Chemical sales in 2001 were up $84.1 million, or approximately 8%, to $1,075.8 million for the nine months ended September 30, 2001, compared to $991.7 million for the same period in 2000. The most significant items that positively impacted 2001 sales were generally higher selling prices, improved volumes of higher priced specialty products, two acquisitions in the U.S. in the second half of 2000 and a foundry resin venture formed at the beginning of second quarter 2001. The most significant items that negatively impacted sales were an overall volume decline and unfavorable currency exchange rates for all international business units.

Higher average selling prices had an approximate $124 million positive impact on 2001 sales. The higher average selling prices reflect significantly higher raw material costs during the first half of the year. A substantial portion of the Company's sales volume, especially for North America forest products, is sold under contracts that provide for monthly or quarterly selling price adjustments based on published cost indices for the Company's primary raw materials (i.e., methanol, phenol and urea).

When excluding the effect of acquisitions and divestitures, favorable product mix was more than offset by overall volume declines of approximately 6%, for a net decline of approximately $53 million versus the prior year. Favorable product mix included increased volumes of higher priced UV coatings and oilfield products while lower volumes primarily impacted the North America forest products, foundry and industrial resins businesses. The improvement in UV coatings volume is the result of both higher demands for optical fiber during the first half of the year and increased market share. The oilfield products volume increase is due to increased drilling activity reflecting significantly higher natural gas and oil prices in the first quarter of the year. The lower forest products resins volume in 2001 reflects difficult market conditions and includes aggressive competitor pricing. Lower volume in foundry and industrial resins reflects declines in auto production and generally weaker industrial construction and electronics market conditions.

The acquisition of the formaldehyde and certain other assets of Borden Chemicals and Plastics Limited Partnership ("BCP") in the third quarter 2000, the acquisition of East Central Wax in fourth quarter 2000, and the formation of a foundry resin venture at beginning of second quarter 2001 provided incremental 2001 sales of approximately $51 million.

Unfavorable currency exchange rates for all international operations had a total unfavorable impact on 2001 sales of approximately $33 million, with the most significant impacts coming from Latin America, Canada and the United Kingdom.

Adjusted operating EBITDA of $135.4 million for the nine months ended September 30, 2001 was $15.6 million, or approximately 10%, lower than prior year adjusted operating EBITDA of $151.0 million. The main reasons for the overall decline are the overall lower volume discussed above and significantly higher energy costs, partially offset by margin improvement over the last six months and EBITDA contributed by the acquisitions discussed above. Improved margins in the second and third quarters reflect the impact of the downward trend in major raw material costs versus the prior year.

Consumer  Adhesives
-------------------

Consumer Adhesives' net sales for the nine months ended September 30, 2001 were $106.3 million, a decline of $8.0 million, or approximately 7%, compared to 2000 net sales for the same period of $114.3 million. The decline reflects the impact of net sales being excluded subsequent to the August 13, 2001 sale. Consumer Adhesives' adjusted operating EBITDA was $21.6 million for the nine months ended September 30, 2001 compared to $19.8 million for the same period of 2000, an improvement of $1.8 million, impacted by lower marketing and general and administrative expenses.

Businesses  sold  or  distributed
---------------------------------

The Company's printing inks and infrastructure management services businesses provided net sales of $31.5 million and $1.7 million, respectively, in the first nine months of 2000. The printing inks business provided adjusted operating EBITDA of $2.3 million. The infrastructure management services business adjusted operating EBITDA loss of $2.4 million in 2000 reflects its net sales and general and administrative expenses of $4.1 million. The printing inks business was sold in the fourth quarter of 2000 and the infrastructure management services business was distributed to the Company's parent in the first quarter of 2000.

Corporate  and  other
---------------------

Corporate and other adjusted operating EBITDA, classified primarily as general and administrative expenses, declined $8.6 million from a loss of $24.1 million for the three quarters ended September 30, 2000 to a loss of $32.7 million for the three quarters ended September 30, 2001. The decline is primarily due to the recording of settlement and curtailment charges of $16.3 million in 2001 related to the sale of Foods and the absence of a 2000 gain of $10.5 million on the sale of certain rights to harvest shellfish. These increases were partially offset by the absence of 2000 pension settlement and curtailment charges of $7.6 million related to the sale of Wise, a 2001 gain of $4.4 million on the sale of a common stock equity investment held by the Company and a $7.1 million net reduction in various corporate expenses.

NON-OPERATING  EXPENSES  AND  INCOME  TAXES
-------------------------------------------

Following is a comparison of non-operating expenses for the three months ended September 30, 2001 and 2000:

--------------------------------------------------------------------------------
                                       THREE MONTHS ENDED SEPTEMBER 30,
                                           CONSOLIDATED       COMBINED
                                           ------------     ------------
(Dollars in millions)                        2001   2000     2001   2000
--------------------------------------------------------------------------------
Interest expense                            $12.5  $17.5     $12.5   $17.5
Affiliated interest expense (income), net     1.8    3.2      (0.8)   (0.4)
Other expense (income)                        6.9   (4.5)     10.3    (2.9)
                                            ------ -------  -------  -------
                                            $21.2  $16.2     $22.0   $14.2
--------------------------------------------------------------------------------

Consolidated non-operating expenses increased $5.0 million to $21.2 million for the three months ended September 30, 2001 from $16.2 million for the three months ended September 30, 2000. The increase is primarily attributable to a $5.1 million reduction in interest income due to lower average cash balances in 2001 compared to 2000, net losses of unconsolidated subsidiaries accounted for under the equity method of $5.2 million in 2001 compared to income recorded under the equity method of $1.6 million in 2000 and reduced unrealized gains on an interest rate swap that matured in September 2000 of $1.4 million. These increases were partially offset by a decrease in affiliated interest expense of $1.2 million and an increase in affiliated interest income of $0.6 million due to increased borrowings from the Company and a reduction in interest expense of $5.0 million due to lower average debt balances in 2001.

Combined non-operating expenses increased $7.8 million to $22.0 million for the three months ended September 30, 2001 from $14.2 million for the three months ended September 30, 2000. The increase primarily relates to the consolidated factors described above, excluding transactions with Foods which are eliminated.

Following is a comparison of non-operating expenses for the nine months ended September 30, 2001 and 2000:

--------------------------------------------------------------------------------
                                NINE MONTHS ENDED SEPTEMBER 30,
                                    CONSOLIDATED      COMBINED
                                   -------------   -------------
(Dollars in millions)              2001   2000     2001   2000
--------------------------------------------------------------------------------
Interest expense                   $39.1  $ 46.8   $39.1  $ 46.8
Affiliated interest expense, net     8.8    11.5     0.6     0.1
Other expense (income)              11.6   (16.2)   15.2   (14.6)
Partnership charge                  10.0       -    10.0       -
                                   -----  -------  -----  -------
                                   $69.5  $ 42.1   $64.9  $ 32.3
--------------------------------------------------------------------------------

Consolidated non-operating expenses for the first three quarters of 2001 were $69.5 million compared to $42.1 million in the corresponding period of the prior year, an increase of $27.4 million. The increase is primarily due to a $10.0 million liability recorded in the second quarter of 2001 for estimated costs related to the financial decline of a limited partnership for which a wholly owned subsidiary of the Company serves as general partner (see also Note 8 to the Condensed Consolidated and Condensed Combined Financial Statements), a $9.4 million reduction in interest income due to lower average cash balances in 2001 compared to 2000, reduced unrealized gains on an interest rate swap that matured in September 2000 of $6.3 million, net losses of unconsolidated subsidiaries accounted for under the equity method of $6.1 million in 2001 compared to income recorded under the equity method of $2.5 million in 2000 and reduced affiliated dividend income of $5.3 million. These increases were partially offset by a reduction in interest expense and affiliated interest expense of $7.7 million and $2.7 million, respectively.

For the nine months ended September 30, 2001, combined non-operating expenses increased $32.6 million to $64.9 million from $32.3 million in the same period of 2000. The increase relates primarily to the consolidated factors discussed above, excluding transactions with Foods which are eliminated.

Following is a comparison of income taxes for the three and nine months ended September 30, 2001 and 2000:

--------------------------------------------------------------------------------
                           THREE MONTHS ENDED SEPTEMBER 30,
                             CONSOLIDATED       COMBINED
                             ------------      -----------
(Dollars in millions)        2001   2000       2001   2000
--------------------------------------------------------------------------------
Income tax expense          $(7.2)  $7.6       $(9.4)  $7.6
Effective tax rate            N/M    N/M         N/M    N/M
--------------------------------------------------------------------------------

The 2001 consolidated and combined effective tax rates reflect a third quarter reduction in the estimate of earnings related to the expected sale of a foreign business that are not expected to be permanently reinvested in foreign locations.

The 2000 consolidated and combined effective tax rates reflect valuation reserves recorded on foreign tax credits generated in 2000 and 1999. These credits are not likely to be utilized by the Company and Combined Companies as a consequence of limitations on usage imposed by the Internal Revenue Code for such credits.


--------------------------------------------------------------------------------
                            NINE MONTHS ENDED SEPTEMBER 30,
                             CONSOLIDATED            COMBINED
                            -------------        ---------------
(Dollars in millions)       2001    2000          2001   2000
--------------------------------------------------------------------------------
Income tax expense          $(4.0)  $28.8         $(3.2)  $(24.1)
Effective tax rate            N/M     63%           N/M     N/M
--------------------------------------------------------------------------------

The 2001 consolidated and combined effective tax rates reflect the impact of earnings related to the expected sale of a foreign business that are not expected to be permanently reinvested in foreign locations and the inability to utilize foreign tax credits associated with those earnings due to usage limitations.

The 2000 consolidated and combined effective tax rates reflect valuation reserves recorded on foreign tax credits generated in 2000, 1999 and 1998. These credits are not likely to be utilized by the Company and Combined Companies as a consequence of a settlement resolving federal examination issues for the years 1996 and 1997 as well as usage limitations imposed by the Internal Revenue Code for such credits. The 2000 combined tax expense also includes a $56.0 million benefit relating to the resolution of federal examination issues. (See Note 3 to the Condensed Consolidated and Condensed Combined Financial Statements.)

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

Operating  Activities
---------------------

Consolidated operating activities provided cash of $42.6 million in the first nine months of 2001 compared to $32.5 million in the first nine months of 2000. The $10.1 million improvement is primarily due to net tax refunds of $36.4 million in 2001 compared to net tax payments of $17.0 million in 2000 and improved inventory inflows of $17.2 million, primarily in the Chemical business, due to reduced raw material prices compared to the prior year. This increased inflow was partially offset by increased cash outflows in trade payables of $48.6 million, primarily in the Chemical business, due to reduced payment terms to raw material vendors and lower raw material prices in 2001 and a reduction in adjusted operating EBITDA of $13.6, excluding a 2001 $16.3 million settlement and curtailment charge related to the sale of Foods and a 2000 $7.6 million settlement and curtailment charge related to the sale of Wise.

Combined operating activities provided cash of $56.1 million in the first three quarters of 2001 compared to $53.2 million in the same period of 2000. The $2.9 million improvement is primarily due to the consolidated factors discussed above.

Investing  Activities
---------------------

Consolidated investing activities provided cash of $81.8 million in the first nine months of 2001 versus $231.2 million used in the first nine months of 2000. The $313.0 million improvement primarily represents proceeds received from the exercise of the Consumer Adhesives options of $94.1 million, the absence of acquisitions made by Consumer Adhesives and Chemical in 2000 for $136.5 million and the absence of a $40.0 million purchase of receivables from WKI Holding Company, Inc., an affiliate of the Company, in 2000. Other factors contributing to the improvement include a reduction in capital expenditures of $34.1 million, primarily in the Chemical business due to reduced plant expansion projects, and increased proceeds from the sale of assets of $11.5 million, primarily attributable to the sale of land associated with one of the Chemical plants closed in 2000.

Combined investing activities provided cash of $501.2 million in the first three quarters of 2001 compared to $279.5 million used in the first three quarters of 2000. In addition to the consolidated factors discussed above, the $780.7 million improvement includes proceeds of $425.6 million from the sale of substantially all of Foods' operations and further reductions in capital expenditures of $35.7 million primarily due to Foods' new product manufacturing line spending in 2000.

Financing  Activities
---------------------

Consolidated financing activities used $133.9 million in the first nine months of 2001 compared to $36.9 million provided in the first nine months of 2000. The $170.8 million increase in cash used is primarily due to 2001 net short-term debt repayments of $40.1 million compared to 2000 net short-term debt borrowings of $28.9 million, a reduction in 2001 long-term debt borrowings of $65.1 million, increased long-term debt repayments of $43.1 million and increased affiliated loans of $16.9 million. These increased uses were partially offset by lower 2001 common stock dividends paid of $12.9 million and the absence of a $10.3 million distribution to the Company's parent of cash temporarily held by the infrastructure management services business for the benefit of its customers.

Combined financing activities used $205.3 million in the first three quarters of 2001 compared to $61.2 million provided in the same period of 2000. Excluding increases of net affiliated inflows between years related to Foods of $76.1 million which are eliminated, the increase in cash used of $266.5 million primarily represents consolidated factors discussed above, additional Foods' loans to affiliates of $13.4 million and Foods' long-term debt repayments of $8.1 million in 2001.

As discussed in Note 3 to the Condensed Consolidated and Condensed Combined Financial Statements, Foods sold all of its operations in the third quarter of 2001 for cash proceeds of $425.6 million. As of the filing date of the Form 10-Q, Foods remains a guarantor of the Company's credit facility and outstanding publicly held debt. As discussed in Note 4 to the Condensed Consolidated and Condensed Combined Financial Statements, Borden Foods Holdings, LLC ("Foods LLC"), Foods' parent and not a guarantor of the Company's credit facility and outstanding publicly held debt, was allocated income of $132.6 million in the second quarter related almost entirely to the sale of Foods trademarks that occurred in the third quarter. In addition to this amount, Foods LLC is allocated a share of the tax basis of the trademarks sold. The amounts attributed to, but not yet distributed to, Foods LLC representing income and return of capital total approximately $250 million.

In the third quarter of 2001, the Company's and Combined Companies' $803.4 million credit facility was reduced by $553.4 million. Of the reduction, $95.8 million was in accordance with the credit agreement due to the sale of all of Foods' operations. The remaining reduction was made at the election of the Company. At September 30, 2001, the Company and Combined Companies had no outstanding borrowings and $94.7 million in letters of credit under the credit facility.

RECENT  ACCOUNTING  PRONOUNCEMENTS
----------------------------------

In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives", which addresses the recognition, measurement and income statement classification for sales incentives offered to customers. Although this EITF is not effective for the Company until January 1, 2002, registrants who do not elect early
adoption  are  subject  to  certain  disclosure  requirements.   Upon  adoption,
approximately $3.5 million  and  $5.7  million for  the  Company  and  Combined
Companies   for   the   three   months  ended  September  30,  2001  and  2000,
respectively, will be reclassified from marketing expense to net sales. The Company and Combined Companies will reclassify approximately $10.7 million and $14.5 million from marketing expense to net sales for the nine months
ended   September   30,  2001   and  2000,  respectively.  The  Company's  and
Combined Companies' current policy of recognizing a liability for sales incentives at the later of the date at which the related revenue is recorded or the date at which the sales incentive is offered, complies with the consensus reached in this issue.

In April 2001, the EITF reached a consensus on Issue 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." This issue requires that consideration paid from a vendor to a retailer be classified as a reduction of revenue in the vendor's income statement unless it can be determined that an identifiable benefit will be received by the vendor and the fair value of the benefit exceeds the consideration provided to the purchaser. In that case, the consideration should be characterized as a cost. This EITF is effective for quarters beginning after March 31, 2002. The Company and Combined Companies are in the process of determining the impact of this consensus but do not expect reported financial results will be significantly impacted.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling of interests method. The Company and Combined Companies do not believe the adoption of SFAS No. 141 will have a significant impact on their financial statements.

In  June  2001,  the  FASB  issued  SFAS No. 142, "Goodwill and Other Intangible
Assets." This standard requires that amortization of goodwill and other intangible assets with indefinite lives be discontinued. Instead, goodwill and other intangible assets with indefinite lives will be assessed, at least annually, for impairment by applying a fair-value-based test rather than based on cash flows as previously required under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." However, an intangible asset acquired through contractual or other legal rights or that can be sold, transferred, licensed, rented or exchanged will still be amortized over its useful life, which is no longer limited to 40 years. The Company and Combined Companies will implement SFAS No. 142 as of January 1, 2002.

As of September 30, 2001, the Company and Combined Companies had goodwill and other intangible assets, net of accumulated amortization, of $104.7 million and $5.6 million, respectively, which would be subject to the transitional assessment provisions of SFAS No. 142. Amortization expense related to goodwill and other intangible assets for the Company and Combined Companies was $1.8 million and $3.3 million for the three months ended September 30, 2001 and 2000, respectively. The Company's and Combined Companies' amortization expense related to goodwill and other intangible assets was $6.9 million and $4.8 million for the nine months ended September 30, 2001 and 2000, respectively.

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

c.     Reports  on  Form  8-K

A Form 8-K was filed on July 31, 2001, related to the sale of Foods assets in July 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  BORDEN,  INC.

Date  November  13,  2001                        By  /s/ William H. Carter
                                                     ---------------------
                                                 William  H.  Carter
                                                 Executive  Vice  President and
                                                 Chief  Financial  Officer
                                                 (Principal  Financial  Officer)

BORDEN  FOODS  HOLDINGS  CORPORATION

CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
FOR  THE  THREE  AND  NINE  MONTHS  ENDED
SEPTEMBER  30,  2001  AND  2000


                                       BFH1

-----------------------------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
AND  COMPREHENSIVE  INCOME  (UNAUDITED)

BORDEN  FOODS  HOLDINGS  CORPORATION
                                                                     Three Months Ended                    Nine Months Ended
(In thousands except per share and share amounts)                      September 30,                         September 30,
                                                                     2001          2000                   2001        2000
-----------------------------------------------------------------------------------------------------------------------------


DISCONTINUED OPERATIONS (SEE NOTE 3)
   Loss from operations, net of tax                                  $   -      $ (5,762)              $ (16,142)   $ (25,864)
   Gain on sale of businesses, net of tax                             101,854        -                   101,854         -
                                                                     -------      -------                ---------   ---------

Net gain (loss) from discontinued operations                          101,854     (5,762)                 85,712      (25,864)

Affiliate's share of income    (see Note 5)                          (132,077)       (13)               (131,931)         110
                                                                   ----------   ---------                ----------  ---------

Net loss applicable to common stock                                $  (30,223)  $ (5,775)                $ (46,219) $ (25,754)
                                                                    ==========  =========                ==========  ==========

Comprehensive income (loss) (see Note 6)                           $  101,854   $ (6,073)                 $  89,212 $ (27,924)
                                                                   ==========  ==========                ==========  ==========


Basic and diluted loss per common share                            $(302,230)  $(57,750)                 $(462,190)  $(257,540)

Average number of common shares outstanding
  during the period                                                      100        100                        100         100


-----------------------------------------------------------------------------------------------------------------------------

See  accompanying  Notes  to  the  Condensed  Consolidated Financial Statements


                                       BFH2

-------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)

BORDEN  FOODS  HOLDINGS  CORPORATION

(In  thousands)
                                                       September 30,     December 31,
ASSETS                                                    2001               2000
-------------------------------------------------------------------------------------
ASSETS
    Cash and equivalents                               $638,608          $222,374
    Accounts receivable (less allowance for doubtful
      accounts of $158 and $787, respectively)              156            51,126
    Net assets held for sale                             12,166              -
    Inventories:
      Finished and in-process goods                        -               46,531
      Raw materials and supplies                           -               28,608
    Deferred income taxes                                  -                9,584
    Other assets                                         24,527            15,704
                                                       --------         ----------
                                                        675,457           373,927

  PROPERTY AND EQUIPMENT
    Land                                                   -                9,586
    Buildings                                              -               43,362
    Machinery and equipment                                -              224,937
                                                       --------         ----------
                                                           -              277,885
    Less accumulated depreciation                          -              (88,062)
                                                       --------         ----------
                                                           -              189,823

  INTANGIBLES
    Goodwill                                               -               10,692
    Trademarks and other intangibles                       -              105,464
                                                       --------         ---------
                                                           -              116,156
                                                       --------         ---------

  TOTAL ASSETS                                         $675,457          $679,906
                                                       ========         =========
-------------------------------------------------------------------------------------

See  accompanying  Notes  to  the  Condensed  Consolidated Financial Statements


                                       BFH3

--------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)

BORDEN  FOODS  HOLDINGS  CORPORATION

(In  thousands  except  per  share  and  share  amounts)
                                                 September 30,  December 31,
LIABILITIES AND SHAREHOLDER'S EQUITY                 2001          2000
--------------------------------------------------------------------------------

LIABILITIES
    Accounts and drafts payable                  $      7,540   $ 39,823
    Accrued customer allowances                         2,501     12,093
    Income tax payable                                    750     30,209
    Deferred income taxes                                 -        6,203
    Loans due to affiliates                             5,037      3,029
    Other liabilities                                  50,005     68,137
                                                 -------------  ---------
                                                       65,833    159,494

  COMMITMENTS AND CONTINGENCIES (SEE NOTE 8)

  SHAREHOLDER'S EQUITY
    Common stock - $0.01 par value; 100 shares
      authorized, issued, and outstanding                -          -
    Paid in capital                                   423,104    423,104
    Shareholder's investment in affiliates            198,269     66,338
    Retained earnings                                 (11,749)    34,470
    Accumulated translation adjustments                  -        (3,500)
                                                 -------------  ---------
                                                      609,624    520,412
                                                 -------------  ---------

  TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY      $   675,457  $ 679,906
                                                  ===========  ===========

--------------------------------------------------------------------------------
See  accompanying  Notes  to  the  Condensed  Consolidated Financial Statements


                                       BFH4

------------------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)

BORDEN  FOODS  HOLDINGS  CORPORATION
                                                                                               Nine Months Ended
(In thousands)                                                                                    September 30,
                                                                                                2001        2000
------------------------------------------------------------------------------------------------------------------

CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES
    Net gain (loss)                                                                          $  85,712   $ (25,864)
    Adjustments to reconcile net gain (loss)
    to net cash (used in) from operating activities:
       Depreciation and amortization                                                            15,559      21,630
       Deferred tax provision                                                                  (17,196)      4,404
       Gain on sale of businesses                                                              (79,113)     (3,101)
       Business realignment                                                                          -       4,747
    Net change in assets and liabilities:
       Accounts receivable                                                                      40,470      12,662
       Inventories                                                                               6,282       7,483
       Accounts and drafts payable                                                             (11,483)     (2,887)
       Accrued customer allowances                                                               2,708      (1,855)
       Income taxes                                                                             (6,324)     (9,010)
       Other assets and liabilities                                                            (39,422)     (1,579)
                                                                                              ---------   ---------
                                                                                                (2,807)      6,630
                                                                                              ---------   ---------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
    Capital expenditures                                                                        (6,235)    (37,158)
    Proceeds from the sale of fixed assets                                                         548        -
    Proceeds from the sale of businesses                                                       425,618        -
                                                                                              ---------   ---------
                                                                                               419,931     (37,158)
                                                                                              ---------   ---------

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES
    Net short-term debt (repayments) / borrowings                                                 (369)        554
    Repayment of long-term debt                                                                 (2,529)         -
    Proceeds from loans due to affiliate                                                         2,008         709
                                                                                              ---------   ---------
                                                                                                  (890)      1,263
                                                                                              ---------   ---------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                                    416,234     (29,265)

CASH AND EQUIVALENTS AT BEGINNING
 OF PERIOD                                                                                     222,374     266,825
                                                                                            ----------    ---------

CASH AND EQUIVALENTS AT END
 OF PERIOD                                                                                 $  638,608   $  237,560
                                                                                             =========    =========
------------------------------------------------------------------------------------------------------------------

See  accompanying  Notes  to  the  Condensed  Consolidated Financial Statements


                                       BFH5


---------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (CONTINUED)

BORDEN  FOODS  HOLDINGS  CORPORATION
                                                          Nine Months Ended
(In thousands)                                               September 30,
                                                          2001           2000
---------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    Cash paid (received):
         Interest                                        $   -           $    33
         Taxes, net of refunds                            6,911           (7,409)


---------------------------------------------------------------------------------

See  accompanying  Notes  to  the  Condensed  Consolidated Financial Statements


                                       BFH6


-------------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENT  OF  SHAREHOLDER'S  EQUITY  (UNAUDITED)

BORDEN  FOODS  HOLDINGS  CORPORATION

(In  thousands)
-------------------------------------------------------------------------------------------------------------

                                                          Shareholder's               Accumulated
                                          Paid in         Investment      Retained    Translation
                                          Capital         in Affiliate    Earnings    Adjustments    Total
-------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000             $ 423,104        $ 66,338        $ 34,470    $ (3,500)     $ 520,412
-------------------------------------------------------------------------------------------------------------

Net gain from discontinued operations                                       85,712                     85,712

Foreign currency translation adjustments                                                 3,500          3,500

Affiliate's share of income                                131,931        (131,931)                       -
--------------------------------------------------------------------------------------------------------------
Balance at September 30, 2001            $423,104        $ 198,269       $ (11,749)    $    -        $ 609,624
--------------------------------------------------------------------------------------------------------------

See  accompanying  Notes  to  the  Condensed  Consolidated Financial Statements


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


2.  RECENTLY  ISSUED  ACCOUNTING  STATEMENTS

The Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. The Company elected not to apply hedge accounting to the foreign exchange forward contracts because they are marked to market through earnings at the same time that the exposed assets and liabilities are remeasured through earnings. Due to the effectiveness of the forward contracts, there was no significant impact to earnings for the three and nine months ended September 30, 2001.


                                       BFH8

3.  DISCONTINUED  OPERATIONS

During the second quarter of 2001, the Company entered into definitive agreements to sell its pasta sauce, bouillon and dry soups businesses to H.J. Heinz Company and to sell seven pasta brands to American Italian Pasta Company. The Company also implemented a plan to sell its remaining pasta brands and shelf stable meals businesses. The measurement date applicable to each of these sales is May 31, 2001. Estimated operating results from the measurement date forward are included in the table below.

The Company completed the sales to H.J. Heinz Company and American Italian Pasta Company on July 16, 2001. On July 30, 2001, the Company sold its remaining pasta business to New World Pasta Company. The Company completed the sale of its shelf stable meals business to Kraft Foods Holdings, Inc. on August 27, 2001.

--------------------------------------------------------------------------------
                                                  PROCEEDS          PRE-TAX GAIN
                                                  --------          ------------
   Sale of businesses                            $ 425,618          $   138,126
   Write-down of remaining property & intangibles     -                 (19,481)
   Transaction reserves                               -                 (43,617)
   Income after measurement date                      -                   4,085
                                                 ----------           ----------
                             Total               $ 425,618           $    79,113
                                                 ==========          ===========

                Income tax benefit                                   $    22,741
                                                                     -----------
                    After tax gain                                   $   101,854
                                                                    ============
--------------------------------------------------------------------------------


All remaining facilities, equipment, and furniture of the Company were marked down to fair market value and are included in net assets held for sale. The Company recorded transaction reserves for severance, certain employee benefits, selling and legal fees, transition services and contract terminations related to discontinued operations. As of September 30, 2001, reserves of $31,649 remained in other liabilities.

These businesses generated a combined operating loss of $7,640 from net sales of $138,918 during the three months ended September 30, 2000. For the five months ended May 31, 2001, the Company delivered a combined operating loss of $25,357 from net sales of $226,565 and a combined operating loss of $48,505 from net sales of $403,875 during the nine months ended September 30, 2000. The Company recognized income tax expense of $2,090 for the three months ended September 30, 2000 and income tax benefits of $4,462 and $10,048 for the nine months ended September 30, 2001 and 2000, respectively.


4.  DIVESTITURES  AND  BUSINESS  REALIGNMENT

During the period from December 1997 through April 1999, the Company sold certain businesses, which were not considered to be aligned with its grain-based meal solution strategy. The Company established reserves for work-force reductions, closure of facilities, selling and legal fees, contract terminations, transition services and other costs related to the divestiture of these unaligned businesses. The Company utilized reserves of $491 and $1,310 during the three and nine months ended September 30, 2001, primarily for the resolution of business and contractual obligations. As of September 30, 2001, reserves related to the divestiture of unaligned businesses of $587 remained in other liabilities. Reserves for the divestiture of unaligned businesses were $1,897 as of December 31, 2000. During the third quarter of 2000, BFC reduced other liabilities by $3,101 due to lower than expected exit costs.


                                       BFH9

During the third quarter of 2000, the Company recorded charges of $4,747 to implement a workforce reduction plan. The workforce reduction plan was put into place to take advantage of the efficiencies generated from the implementation of enterprise-wide information technology systems in 1999 and work process redesign. As of September 30, 2001 and December 31, 2000, reserves of $140 and $3,737 primarily for severance remained in other liabilities.


5.  AFFILIATE  SHARE  OF  INCOME

In accordance with Investment LP's limited partnership agreement with the Company and LLC, the first allocation of a trademark gain is to the Company's priority return, which is a return of 10% per annum, cumulative and compounded annually on the Company's net capital contributions. The allocation of the remaining gain, computed on a tax basis, is 10% to the Company and 90% to LLC. After giving effect to all special allocations specified by the partnership agreement, net gain or loss shall be allocated to the partners in proportion to their respective percentage interests.

LLC was allocated an affiliate's share of income (see accompanying Condensed Consolidated Statements of Operations and Comprehensive Income) of $131,931 and $(110) for the nine months ended September 30, 2001 and 2000, respectively.


6.  COMPREHENSIVE  INCOME

Comprehensive  income  (loss)  was  computed  as  follows:

-----------------------------------------------------------------------------------------------

                                           Three months ended             Nine months ended
                                             September 30,                  September 30,
                                           ------------------             -----------------
                                            2001         2000         2001        2000
                                           ---------  --------      --------  ----------
Net gain (loss) . . . . . . . . . . . . .  $ 101,854   $(5,762)     $85,712   $(25,864)
Foreign currency translation adjustments.      -          (311)        (276)    (2,060)
Reclassification adjustment . . . . . . .      -          -           3,776        -
                                           ---------   --------     -------   ---------
                                           $ 101,854   $(6,073)    $89,212    $(27,924)
                                           =========   ========    =======    =========
-----------------------------------------------------------------------------------------------




The reclassification adjustment in 2001 represents the accumulated translation adjustment recognized on the sale of pasta and sauce businesses located in Canada and the pasta business located in Italy. Net income in 2001 includes a gain of $101,854, net of tax (see Note 3), on sale of the Company's businesses.


7.  RELATED  PARTIES

Borden provides certain administrative services, such as rental of office space, telephone support and postage, to the Company at negotiated fees. The amount owed by the Company for reimbursement of such services was $174 at September 30, 2001 and $211 at December 31, 2000.

During the first quarter of 2000, a subsidiary of Borden provided certain administrative services, including processing of payroll, active and retiree group insurance claims, securing insurance coverage for catastrophic claims and limited information systems support. The subsidiary was sold to a third party in 2000. The third party continues to provide these services. Subsequent to the sale of the subsidiary, fees for these services were no longer considered affiliate charges.


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

The following summarizes the affiliate charges for the three and nine months ended September 30, 2001 and 2000:

--------------------------------------------------------------------------------
                             Three months ended      Nine months ended
                                September 30,           September 30,
                             2001        2000         2001          2000
                            ------      ------       ------        ------
Employee benefits           $  -        $ 975         $1,494       $2,997
Group and general insurance    -           -            -             626
Administrative services        932        284          3,557        2,789
                            ------     ------         ------       ------
                             $ 932    $ 1,259        $ 5,051      $ 6,412
                           =======    =======        =======      =======

--------------------------------------------------------------------------------



The Company performs certain administrative services on behalf of other Borden affiliates. These services include customer service, purchasing and quality assurance. The Company charged affiliates $68 and $205 for such services for the three months ended September 30, 2001 and 2000, respectively, and $281 and $577 for such for services for the nine months ended September 30, 2001 and 2000, respectively. The receivable for these services was $19 at September 30, 2001 and $146 at December 31, 2000. The Company also receives an annual fee of $1,050 paid prior to year-end in connection with the full and unconditional guarantee of obligations under Borden's Credit Facility and all of Borden's publicly held debt on a pari passu basis. The receivable for this guarantee was $787 at September 30, 2001.

The Company invests cash with Borden. The Company's investment balance was $247,956 at September 30, 2001 and $206,963 at December 31, 2000. The funds are invested overnight earning a rate set by Borden that generally approximates money market rates. The Company also had $13,400 invested with another affiliate of the Company's parent at September 30, 2001. No cash was invested with the affiliate at December 31, 2000. The Company earned interest income of $2,662 and $3,621 on these funds for the three months ended September 30, 2001 and 2000, respectively, and $7,843 and $11,613 on these funds for the nine months ended September 30, 2001 and 2000, respectively. Amounts receivable for interest were $350 and $789 as of September 30, 2001 and December 31, 2000, respectively.

Borden continues to provide executive, financial and strategic management to the Company for which it charges a quarterly fee of $250.

The Company has borrowed funds from LLC for use in operations. At September 30, 2001 and December 31, 2000, loans due to LLC were $4,737 and $3,029 carrying a variable interest rate of approximately 3.86% and 7.25%, respectively. Interest payable to LLC was $434 and $328 at September 30, 2001 and December 31, 2000, respectively, which was recorded in other liabilities.


                                       BFH11

8.  COMMITMENTS  AND  CONTINGENCIES

Legal  Matters
--------------

The Company is involved in certain legal proceedings arising through the normal course of business. Management is of the opinion that the final outcomes of such proceedings should not have a material impact on the Company's financial statements.


                                       BFH12