Form 10-K
period 2001-12-31
BORDEN CHEMICAL  INC
filed 2002-03-29
CIK 13239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended: December 31, 2001   Commission file number: 1-71
                               -----------------                          ------

                                BORDEN CHEMICAL, INC.
                               (Formerly Borden, Inc.)

         New  Jersey                                   13-0511250
     ------------------                       ------------------------
   (State of incorporation)               (I.R.S. Employer Identification No.)

180  East  Broad  St.,  Columbus,  OH  43215            614-225-4000
---------------------------------------------      ---------------------------
(Address  of  principal  executive  offices)   (Registrant's  telephone  number)



           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

        Title of each class            Name of each exchange on which registered
      ---------------------            -----------------------------------------

  8  3/8%  Sinking Fund Debentures                     New York Stock Exchange


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.      Yes    X      No
                                                 ---------      ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in any amendment to this Form 10-K. [x].

Aggregate market value in thousands of the voting stock held by nonaffiliates of the Registrant based upon the average bid and asked prices of such stock on March 29, 2002: $0.

Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on March 29, 2002: 199,114,749

                       DOCUMENTS INCORPORATED BY REFERENCE

     Document                                                       Incorporated
     --------                                                       ------------
      none                                                               none


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    The Exhibit Index is Located herein at sequential pages 66  through  68.
                                                           -----       ----

                              BORDEN CHEMICAL, INC.



INTRODUCTION
------------

This Annual Report on Form 10-K includes the Consolidated Financial Statements of Borden Chemical, Inc. ("the Company"), as well as the separate Financial Statements of Borden Foods Holdings Corporation ("Foods"). The Company and
Foods  are  controlled  by  BW  Holdings,  LLC  ("BWHLLC").

Foods' financial statements are included in Part IV of this Annual Report on Form 10-K in accordance with rule 3-10 of Regulation S-X. Foods is a guarantor of the Company's credit facility and all of the Company's outstanding publicly held debt. The financial statements for Foods are prepared on a purchase accounting basis.

The Company's 2001 quarterly filings on Form 10-Q included Combined Financial Statements, which were included supplementally to present the Company and Foods on a combined historical basis. The purpose of the Combined Financial Statements was to present financial information on a basis consistent with that on which credit was originally extended to the Company. In the third quarter of 2001, Foods sold substantially all of its assets. As a result, the Combined Financial Statements are no longer included.






























































                            BORDEN CHEMICAL, INC.

                                      INDEX



PART I
Item 1 - Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
Item 2 - Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
Item 3 - Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
Item 4 - Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . .  10

PART II
Item 5 - Market for the Registrant's Common Equity and Related Stockholder Matters . . . . . . . . . .  11
Item 6 - Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations . . . .  12
Item 7A- Quantitative and Qualitative Disclosures about Market Risk . . . . . . . . . . . . . . . . .   23
Item 8 - Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . .  24
     BORDEN CHEMICAL, INC. CONSOLIDATED FINANCIAL STATEMENTS
         Consolidated Statements of Operations, years ended December 31, 2001, 2000 and 1999 . . . . .  24
         Consolidated Balance Sheets, December 31, 2001 and 2000 . . . . . . . . . . . . . . . . . . .  26
         Consolidated Statements of Cash Flows, years ended December 31, 2001, 2000 and 1999 . . . . .  28
         Consolidated Statements of Shareholders' Equity, years ended December 31, 2001, 2000 and 1999  30
         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .     32
         Independent Auditors' Reports. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     55
Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . .  56

PART III
Item 10 - Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . .  57
Item 11 - Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  59
Item 12 - Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . .  63
Item 13 - Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . .  65

PART IV
Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K. . . . . . . . . . . . . . .  66















































                                     PART I
ITEM  1.   BUSINESS
--------   --------

Current  Description  Summary
-----------------------------

The Company, Borden Chemical, Inc. (formerly Borden, Inc.) was incorporated on April 24, 1899. After the third quarter 2001 sale of the Consumer Adhesives business ("Consumer Adhesives") to an affiliate, the Company's sole remaining business is the Chemical business. The Chemical business is engaged primarily in manufacturing, processing, purchasing and distributing forest products and industrial resins, formaldehyde, coatings and other specialty and industrial chemicals worldwide. The Company's executive and administrative offices are located in Columbus, Ohio. Chemical production facilities are located throughout the United States and in many foreign countries.

In fourth quarter 2001, the Company merged with its subsidiaries, Borden Chemical Holdings, Inc. and Borden Chemical, Inc., executed certain financial transactions with its parent and changed its name to Borden Chemical, Inc. (the "Corporate Reorganization") reflecting the fact that the only remaining business of the Company is the Chemical business. The Corporate Reorganization simplified the legal structure, strengthened the capital structure and reduced overhead costs of the Company. As part of the Corporate Reorganization, certain functions were downsized, eliminated or transferred to a separate legal entity, Borden Capital, Inc. ("Capital"), also owned by the Company's parent. Subsequent to the Corporate Reorganization, Capital provides certain management, consulting and board services for the Company as well as for other entities owned by Kohlberg, Kravis, Roberts & Co. (KKR) and will charge fees to the Company and the other entities for these services.

Historical  Perspective
-----------------------

On March 14, 1995, affiliates of KKR acquired control of the Company. In late 1995, the Company began the process of redesigning its operating structure in order to maximize value for its owners and determined that certain businesses did not fit into its long-term strategic plan. At the end of 1995, the Company consisted of the following business segments: Chemical, Food, Other Consumer Products, Decorative Products, Dairy and businesses held for sale. A group of centralized corporate departments located in Columbus, Ohio provided certain governance and other administrative services to all the Company's operating business units and businesses held for sale. Following is a brief description of each of the Company's business segments and the individual business units that were included in each segment at the end of 1995:

Chemical - businesses included forest products and industrial resins, formaldehyde, coatings and other specialty and industrial chemicals. This segment consisted of the "Chemical" business unit.

Food - businesses included pasta and pasta sauces, processed cheese, non-dairy creamer, sweetened condensed milk, reconstituted lemon and lime juices, bouillon, confections, dehydrated soups and whole milk powder. This segment consisted of the "Foods" business unit.

Other Consumer Products - businesses included bakery products, salty snacks and consumer adhesives and glues. This segment consisted of the "Wilhelm Weber, GmbH" (bakery products), "Wise" (salty snacks) and "Consumer Adhesives" (consumer adhesives and glues) business units.

Decorative Products - businesses included residential wallcoverings, flexible vinyl films and sheeting heat transfer paper. This segment consisted of the "Decorative Products" business unit.

Dairy - businesses included homogenized milk, ice cream, sherbet, yogurt, cottage cheese, frozen novelties, low-fat dairy products, milk-based products for foodservice trade and fruit drinks. This segment consisted of the "BMG Dairies" business unit.

Businesses held for sale - businesses included the packaging and plastic films business and various other operations.

Acquisition  and  Divestiture  History
--------------------------------------

Since the 1995 acquisition, KKR and management of the Company has continued to review and realign its structure and to streamline its operations to maximize operating results and value creation. To this end the Company has made various acquisitions and divestitures and has also undertaken numerous plant closing and other business realignment initiatives primarily related to the Chemical business (discussed below). Following is a summary by year of the Company's acquisition and divestiture activity since 1995:




In 1996, the Company sold Wise (a component of the Other Consumer Products segment) to Wise Holdings and sold Foods (the entire Foods segment) to Foods Holdings. Wise Holdings and Foods Holdings are subsidiaries of BWHLLC. As a result of these sales, Wise and Foods ceased to be legally part of the Company. However, management of the Company continued to exercise significant financial and managerial control over both Wise Holdings and Foods Holdings. In addition, both Wise Holdings and Foods Holdings remained guarantors of the Company's obligations under both its credit facility and public debt. Also in 1996, the Company sold Wilhelm Weber, GmbH (a component of the Other Consumer Products segment) and the packaging and plastic films business (business held for sale) to unrelated third parties.

In 1997, the Company sold the BMG Dairies (the entire Dairy segment) to an unrelated third party. Also that year the Company acquired Melamine Chemicals, Inc. (Chemical segment), a major producer of melamine crystal, for which a substantial amount of production was to be used internally to produce forest products and industrial resins.

In 1998, the Company sold Decorative Products (the entire Decorative Products segment) to an unrelated third party. Also that year the Company acquired a melamine resins and compounds business (a component of the Chemical segment) from Sun Coast Industries, Inc.

In 1999, the Company acquired Blagden Chemicals, LTD. in the United Kingdom and Spurlock Industries, Inc. in the U.S. (both Chemical segment). Blagden produces formaldehyde, forest products and industrial resins. Spurlock produces formaldehyde and forest products resins.

In 2000, the Company acquired the formaldehyde and certain other assets from Borden Chemicals and Plastics Limited Partnership, an affiliate of the Company, and East Central Wax, a wax emulsions producer for the forest products business (both Chemical segment). In 2000, the Company also acquired certain assets and liabilities of a Canadian based business that produces various consumer adhesive and glue products (included in the Consumer Adhesives segment prior to its sale).

In August 2001, options, sold to BWHLLC in 1996, to purchase 74% of the common shares of Consumer Adhesives were exercised. At the same time, a company controlled by BWHLLC purchased the remaining 26% of Consumer Adhesives common shares (collectively the "Consumer Adhesives Sale"). At December 31, 2001 the Company still held a $110.0 million investment in Consumer Adhesives preferred stock. On March 1, 2002, the Consumer Adhesives preferred stock was redeemed for a $110.0 million note receivable from Consumer Adhesives. On March 12, 2002, the note receivable was sold to the Company's parent for $110.0 million in cash plus accrued interest, which the Company used to pay down its outstanding affiliated debt. Consequently, Consumer Adhesives is reported as a discontinued operation in the Company's financial statements for all periods presented.

Chemical  Realignment  and  Corporate  Reorganization
-----------------------------------------------------

In addition to acquisitions and divestitures discussed above, the Company has undertaken numerous plant closing and other business realignment initiatives primarily related to the Chemical business. These initiatives were designed to improve the effectiveness and efficiency of the Chemical business and to focus the Company's resources on its core strengths. Such business realignment charges have consisted primarily of employee severance, plant closure and environmental remediation costs and asset write-offs. The Company has also recently completed a reorganization of its corporate headquarters function and its capital structure. Following is a brief overview by year of business realignment activities since 1995 as well as the Company's recent Corporate
Reorganization:

In 1997 and 1998, the Company recorded $18.5 million of business realignment charges related to the cost to close a European Chemical plant.

In 1999, the Company recorded $41.6 million of business realignment charges related to the closure of Chemical plants in Brazil, Uruguay and the Philippines and to discontinue a domestic Chemical plant construction project.

In 2000, the Company recorded $38.1 million of business realignment charges related to the closure of two forest products plants in the U.S., a formaldehyde and resins plant in the U.K. as a result of the Blagden acquisition, and a formaldehyde and resins plant in Argentina.

In 2001, the Company recorded $126.4 million of business realignment charges related primarily to the closures of its melamine crystal plant and two additional forest products plants in the U.S., realignment of its North American workforce organization, reorganization of its corporate headquarters and to discontinue a plant construction project. The largest component of the 2001 charge is a $98.2 million impairment of melamine crystal fixed assets, spare
parts                        and                  goodwill                  that




was the result of the Company's strategic decision late in 2001 to sell or close this plant and to enter into a long-term contractual arrangement with a major supplier for a substantial portion of the Company's future melamine crystal needs.

In 2001, the Company also completed a significant capital restructuring, which consisted primarily of a capital contribution of $614.4 million of preferred stock held by the Company's parent. The significant impact of this transaction was to eliminate future required annual preferred dividend payments of $73.7 million. Also as part of the capital restructuring, the Company's parent made a cash capital contribution and purchased certain financial assets from the Company for cash in amounts that approximated fair value. The cash contribution and the cash received from sale of assets allowed the Company to substantially repay its affiliated debt as of December 31, 2001.

In March 2002, the Company further paid down its affiliated debt with proceeds received from sale, to its parent, of its remaining financial investment in Consumer Adhesives. In addition, to further simplify its capital structure, during 2002 the Company intends to cancel a $404.8 million note receivable from its parent which has been accounted for as a reduction from equity.

PRODUCTS
The Company's products include primarily forest products and industrial resins, formaldehyde, coatings and other specialty and industrial chemicals.

MARKETING  AND  DISTRIBUTION
Domestic products are sold throughout the United States primarily by in-house sales forces to industrial users. To the extent practicable, international distribution techniques parallel those used in the United States. However, raw materials, production considerations, pricing competition, government policy toward industry and foreign investment, and other factors may vary substantially from country to country.

COMPETITION
The Company is the leading global producer of thermosetting resins for the forest products industry and a leading producer of thermosetting resins for industrial and foundry applications. These resins are used to bind or coat other materials during the manufacturing process. The Company is also the world's largest producer of formaldehyde. Much of the formaldehyde is consumed internally to produce thermosetting resins, with the remainder sold to third parties. UV Coatings are produced for fiber optics coating applications. The Company manufactures and distributes its products worldwide with the most significant markets being North America, Western Europe, Latin America, Australia, and Malaysia and, generally, holds a leading market position in the areas in which it competes. Resins are provided to a wide variety of customers for use in the manufacture of, among other products, structured panels, medium density fiberboard, particle board, laminate veneers, insulation binders, automotive brakes, and to coat cores and molds in the metal casting process. The major competitors are Ashland Specialty Chemical Company, Georgia Pacific Corporation, Dynea, and several regional domestic and international competitors. Price, customer service and product performance are the primary areas in which the Company competes.

MANUFACTURING  AND  RAW  MATERIALS
The primary raw materials used by the Company are methanol, phenol and urea. Raw materials are generally available from numerous sources in sufficient quantities but are subject to price fluctuations that cannot always be passed on to customers.

The Company uses long-term purchase agreements for its primary and other raw materials in certain circumstances to assure availability of adequate supplies at specified prices.

In connection with the shutdown of its melamine crystal plant, the Company has entered into a long-term contractual arrangement with the leading global melamine crystal producer to supply a minimum of 70% of the Company's worldwide melamine crystal requirements. The melamine crystal to be purchased under the agreement will be sourced from several supplier production sites and the temporary or permanent loss of any individual site would not likely have a material adverse impact on the Company's ability to satisfy its melamine crystal needs.

CUSTOMERS
The Company does not depend on any single customer and business is not limited to any particular group of customers, the loss of which would have a material adverse effect on the business. The primary customers consist of manufacturers, and business is generally not seasonal.











PATENTS  AND  TRADEMARKS
The Company owns various patents, trademark registrations and patent and trademark applications around the world which are held for use or currently used in its operations. A majority of the patents relate to the development of new products and processes for manufacturing and use thereof and will expire at various times between 2002 and 2013. No individual patent is considered to be material.

RESEARCH  AND  DEVELOPMENT
Research and development expenditures were $22.7 million, $22.2 million and $22.7 million in 2001, 2000 and 1999, respectively. Development and marketing of new products are carried out at the business unit level and integrated with quality control for existing product lines.

WORKING  CAPITAL
Working capital is generally funded through operations and borrowings from affiliates and under the Company's credit facility.

EMPLOYEES
At December 31, 2001, the Company had approximately 2,800 employees. Relationships with union and non-union employees are generally good.

FINANCIAL  INFORMATION  ABOUT  OPERATING  SEGMENTS
The Company presents its segment information in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company's operating segments are defined as those business units for which operating results are regularly reported internally to evaluate performance and allocate resources. The Company's North American business units are substantially defined according to the primary markets in which the Company's customers operate, while its international business units are defined geographically. The Company believes its operating segments have similar economic characteristics as well as a high degree of similarity between manufacturing processes, chemical properties of its end products, product distribution methods and the ways that the Company's customers use its products in their manufacturing processes. Consequently, the Company's operating segments meet the aggregation criteria of SFAS No. 131 and the Company presents one reportable operating segment and reports its corporate and other functions separately.

Prior year information has been reclassified to include the corporate and other costs previously reported within the Chemical segment as part of the Corporate and Other classification.

In the consolidated financial information that follows, the businesses sold or distributed classification includes the Company's printing inks business through the date of its sale in 2000 and the infrastructure management services business prior to its distribution to the Company's parent in 2000.

Adjusted Operating EBITDA information is presented with the Company's segment disclosures because it is a primary measure used by the Company to evaluate operating results. See footnote (1) on page 11 for definition of Adjusted Operating EBITDA.

OPERATING  SEGMENTS:
--------------------

SALES  TO  UNAFFILIATED  CUSTOMERS:

-------------------------------------------------------------
(Dollars in millions)              2001      2000      1999
-------------------------------------------------------------

Chemical                         $1,372.1  $1,336.4  $1,223.6
Businesses sold or distributed      -          40.2      50.6
                                  ------- ---------   -------
                                 $1,372.1  $1,376.6  $1,274.2
-------------------------------------------------------------















TOTAL  ASSETS  AT  YEAR  END:
------------------------------------------------------------------------------------
(Dollars in millions)                                    2001      2000      1999
------------------------------------------------------------------------------------
         Chemical                                      $ 892.2  $  974.9  $  911.2
         Corporate and other                             237.1     398.9     720.1
         Business sold or distributed                      -         -        38.0
         Discontinued Operations                           -       128.7      29.5
                                                        -------    -------   ------
                                                      $1,129.3  $1,502.5  $1,698.8
------------------------------------------------------------------------------------

ADJUSTED  OPERATING  EBITDA:
----------------------------------------------------------------------------------------
(Dollars in millions)                                          2001     2000     1999
----------------------------------------------------------------------------------------
           Chemical                                            $ 204.1   $220.7   $243.7
           Corporate and other                                   (68.0)   (53.3)   (40.5)
           Businesses sold or distributed                           -       0.7     (5.2)
                                                               --------  -------  -------
           ADJUSTED OPERATING EBITDA (1)                         136.1    168.1    198.0

           Significant and Unusual items (2)                    (147.7)   (64.3)   (34.2)
           Depreciation and amortization                         (59.4)   (55.7)   (52.3)
                                                                -------  -------  -------
           OPERATING (LOSS) INCOME                             $ (71.0)  $ 48.1   $111.5
-----------------------------------------------------------------------------------------

(1)See  footnote  (1)  on page 11 for definition of Adjusted Operating EBITDA.
(2)Includes Significant and Unusual items shown below and on page 15 of Management's Discussion and Analysis of Financial Condition and Results of Operations.

SIGNIFICANT  AND  UNUSUAL
ITEMS  AFFECTING  COMPARABILITY  OF  ADJUSTED  OPERATING  EBITDA:  (3)
------------------------------------------------------------------------------------------
(Dollars in millions)                                          2001     2000     1999
------------------------------------------------------------------------------------------
            Chemical                                            $(144.2)  $(66.9)  $(41.6)
            Corporate and other                                    (3.5)     2.6      7.4
                                                                --------  ------  --------
                                                                $(147.7)  $(64.3)  $(34.2)
------------------------------------------------------------------------------------------

(3)See page 15 of the Management's Discussion and Analysis of Financial Condition and Results of Operations for further information concerning these items.

DEPRECIATION  AND  AMORTIZATION  EXPENSE:
------------------------------------------------------------------------------------------
(Dollars in millions)                                           2001     2000      1999
------------------------------------------------------------------------------------------
             Chemical                                            $50.4     $51.0     $43.9
             Corporate and other                                   9.0       3.9       4.2
             Businesses sold or distributed                         -        0.8       4.2
                                                                 -------   ------   ------
                                                                 $59.4     $55.7     $52.3
------------------------------------------------------------------------------------------

CAPITAL  EXPENDITURES:
------------------------------------------------------------------------------------------
(Dollars in millions)                                        2001       2000       1999
------------------------------------------------------------------------------------------
           Chemical                                          $37.5     $ 89.2       $ 57.5
           Corporate and other                                 5.0        9.9         14.0
           Businesses sold or distributed                       -         0.1          1.2
           Discontinued operations                             4.8        5.3          2.1
                                                            --------   --------     ------
                                                             $47.3     $104.5        $74.8
------------------------------------------------------------------------------------------

GEOGRAPHIC  INFORMATION:
------------------------

SALES  TO  UNAFFILIATED  CUSTOMERS:  (1)
-----------------------------------------------------------------------------------------
(Dollars in millions)                                      2001        2000        1999
-----------------------------------------------------------------------------------------

              United States                               $  908.5    $  909.2   $  830.3
              Canada                                         181.1       152.3      144.2
              Other International                            282.5       315.1      299.7
                                                         ---------   ---------   --------
              Total                                       $1,372.1    $1,376.6   $1,274.2
-----------------------------------------------------------------------------------------

(1) For purposes of geographic disclosures, sales are attributed to the country in which individual business locations reside.

LONG-LIVED  ASSETS:  (2)
-----------------------------------------------------------------------------------------
(Dollars in millions)                                2001          2000          1999
-----------------------------------------------------------------------------------------
             United States                            $276.2       $356.4          $363.9
             Canada                                     53.9         60.8            41.9
             Other International                       127.5        139.0           122.7
                                                     -------       ------          ------
             Total                                    $457.6       $556.2          $528.5
-----------------------------------------------------------------------------------------
(2) Long-lived assets include property, plant and equipment, net of accumulated depreciation.

ITEM  2.   PROPERTIES
---------------------

As of December 31, 2001, the Company operated 28 domestic production and manufacturing facilities in 16 states, the most significant being a plant in Louisville, Kentucky. In addition, the Company operated 21 foreign production and manufacturing facilities primarily in Canada, South America, Europe, Australia and Malaysia.

The Company's manufacturing and processing facilities are generally well maintained and effectively utilized. Substantially all facilities are owned.

The Company is actively engaged in complying with environmental protection laws, as well as various federal, state and foreign statutes and regulations relating to manufacturing, processing and distributing its many products. In connection with this, the Company incurred capital expenditures of $1.2 million in 2001, $0.8 million in 2000 and $2.4 million in 1999. The Company estimates $2.7 million will be spent in 2002 for environmental control facilities.

ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

Environmental  Proceedings
--------------------------

The Company has been notified that it is or may be a potentially responsible party with respect to the cleanup of approximately 50 waste sites in proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state environmental laws. The Company's ultimate liability will depend on many factors including its volumetric share of waste, the financial viability of other responsible parties, the remediation methods and technology used, the amount of time necessary to accomplish remediation and the availability of insurance coverage. While the Company cannot predict with certainty the total cost of such cleanup, the Company has recorded liabilities of approximately $41 million and $20 million at December 31, 2001 and 2000, respectively, for environmental remediation costs for these and other sites in amounts that it believes are probable and reasonably estimable. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may exceed current reserves by amounts ranging from insignificant to, in the aggregate, approximately $30 million. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions least favorable to the Company among the range of reasonably possible outcomes were used. In estimating both its current reserves for environmental remediation and the possible range of additional costs, the Company has not assumed that it will bear the entire cost of remediation of every site to the
exclusion               of             other           known        potentially


responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, based generally on the parties' probable contribution on a per site basis.

Private actions against the Company and numerous other defendants are pending in U.S. District Court in Baton Rouge, Louisiana, alleging personal injuries and property damage in connection with a waste disposal site in Louisiana.

Affiliate  Bankruptcy  Proceedings
----------------------------------

BCP Management, Inc. ("BCPM"), a wholly owned subsidiary of the Company that serves as the general partner of Borden Chemicals and Plastic Limited Partnership ("BCP"), has certain fiduciary responsibilities to BCP and its operating subsidiary, Borden Chemical and Plastics Operating Limited Partnership ("BCPOLP"). BCP and BCPOLP were created in November 1987, as separate and distinct entities from the Company and BCP is 99% owned by the public. On April 3, 2001, BCPOLP and its subsidiary, BCP Finance Corporation, filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code, Title 11 of the United States Code, in the United States Bankruptcy Court for the District of Delaware. On March 22, 2002, BCPM also filed a voluntary petition for protection under Chapter 11 of the Bankruptcy Code in United States Bankruptcy Court for the District of Delaware. In addition to a $20.0 million liability recorded in the fourth quarter of 2000, $10.0 million was accrued by the Company in the second quarter of 2001 for potential BCPOLP liabilities.

Imperial  Home  Decor  Group
-----------------------------

In 1998, pursuant to a merger and recapitalization transaction sponsored by The Blackstone Group ("Blackstone") and financed by Chase Manhattan Bank ("Chase"), Borden Decorative Products Holdings, Inc. ("BDPH"), a wholly owned subsidiary of the Company, was merged with an acquisition vehicle created by Blackstone, which subsequently merged with Imperial Wallcoverings to create Imperial Home Decor Group ("IHDG"). Blackstone provided $84.5 million in equity and Chase provided $295 million in senior financing. Borden received approximately $314 million in cash and 11% of IHDG common stock for its interest in BDPH. On January 5, 2000, IHDG filed for reorganization under Chapter 11 of the U. S. Bankruptcy Code. IHDG emerged from bankruptcy in April 2001.The IHDG Litigation Trust (the "Trust") was created pursuant to the plan of reorganization in the IHDG bankruptcy to pursue preference and other avoidance claims on behalf of the unsecured creditors of IHDG. In November 2001, the Trust filed a law suit against the Company and certain of its affiliates seeking to have the IHDG recapitalization transaction avoided as a fraudulent conveyance and asking for a judgment to be entered against the Company for $314.4 million, plus interest, costs and attorney fees. The Company believes it has strong defenses to the Trust' s allegations and intends to defend the case vigorously.

Other  Legal  Proceedings
-------------------------

The Company is involved in other litigation throughout the United States, which is considered to be in the ordinary course of business.

Anticipated  Impact
-------------------

Management believes, based upon the information it currently possesses, and taking into account its established reserves for estimated liability, that the ultimate outcome of the foregoing environmental and legal proceedings and actions is unlikely to have a material adverse effect on the financial statements of the Company.

ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
--------    -----------------------------------------------------------

The Company's sole shareholder took action by written consent November 16, 2001 approving the amendment of the Company's Restated Certificate of Incorporation to change its name.

The Company's Annual Shareholder Meeting for the election of directors was held November 20, 2001. The five existing directors were reelected and seven new directors were elected, each by unanimous vote of 198,974,994 shares of the Company's common stock outstanding.












                                     PART II

ITEM  5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY
--------------------------------------------------------
AND  RELATED  STOCKHOLDER  MATTERS
----------------------------------

The Company's authorized common stock consists of 300,000,000 shares with a par value of $0.01 per share, 199,121,749 as of December 31, 2001, of which are issued and outstanding and of which 99.9% are controlled by affiliates of KKR with the remainder held by management. No shares of such common stock trade on any exchange. The Company declared dividends on common stock of $36.4 million, $61.6 million and $64.1 million in 2001, 2000 and 1999, respectively. The Company's ability to pay dividends on its common stock is restricted by its Credit Agreement with certain banks (see Notes 10 and 14 to the Consolidated Financial Statements).


ITEM  6.   SELECTED  FINANCIAL  DATA
--------   -------------------------
--------------------------------------------------------------------------------
FIVE  YEAR  SELECTED  FINANCIAL  DATA
(All  dollar  and  share  amounts  in  millions,  except  per  share  data)

The following represents five year selected financial data for the Company, restated for the discontinued operations of Consumer Adhesives. See pages 8 and 15 for items impacting comparability between 2001, 2000 and 1999.


  CONSOLIDATED             FOR THE YEARS                            2001       2000       1999      1998     1997
-----------------------------------------------------------------------------------------------------------------


SUMMARY OF EARNINGS
Net sales                                                  1,372.1     1,376.6     1,274.2     1,320.5     1,409.6
(Loss) income from continuing operations                    (136.6)      (72.3)       44.5         9.1         6.6
(Loss) income applicable to common stock                    (186.6)      (39.7)      (20.8)      (11.1)      147.6
------------------------------------------------------------------------------------------------------------------
Basic and diluted (loss) income per common share
     from continuing operations                      $       (0.69)  $   (0.36)  $    0.23   $    0.05    $   0.03
Basic and diluted (loss) income per common share             (0.94)      (0.20)      (0.10)      (0.06)       0.74
------------------------------------------------------------------------------------------------------------------

Dividends per share
     Common share                                    $        0.18   $    0.31   $    0.32   $    0.30     $   0.26
     Preferred series A                                       2.52        3.00        3.00        3.00         3.00
-------------------------------------------------------------------------------------------------------------------
Average number of common shares
    outstanding during the year                              199.0       199.0        199.0      199.0        199.0
-------------------------------------------------------------------------------------------------------------------
FINANCIAL STATISTICS

Total Assets                                        $      1,129.3   $  1,502.5   $  1,698.8  $ 1,981.2    $2,122.6
Long-term debt                                               532.5        530.5        541.1      552.0       788.3
-------------------------------------------------------------------------------------------------------------------
Operating EBITDA (1)                                $        (11.6)   $   103.8   $    163.8  $   177.7   $  128.6
Adjusted Operating EBITDA (1)                                136.1        168.1        198.0      171.9      144.6
-------------------------------------------------------------------------------------------------------------------


(1)  Operating  EBITDA, as defined by the Company, represents net income (loss), excluding discontinued
operations,  cumulative  effect  of  change  in accounting principle, non-operating income and expense, interest,  taxes,  depreciation and amortization. Adjusted Operating EBITDA, as defined by the Company, is composed of Operating EBITDA excluding the effects of Significant and Unusual Items (see pages 8 and
15).  EBITDA  information  is  presented  because  it  is a primary measure used by the chief operating decision  maker  to  evaluate operating results and because such information is conceptually consistent with  measurements of operating results used by various investors as a basis for evaluating a Company's ability  to  meet  debt  and  interest  obligations.  EBITDA should not be considered an alternative to measures  of  operating performance required by generally accepted accounting principles, including net income, as a measure of the Company's operating results and cash flows or as a measure of the Company's liquidity.  Because  EBITDA is not calculated identically by all companies, the presentation herein may not  be  comparable  to  other  similarly  titled  measures  of  other  companies.











ITEM  7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
--------  ------------------------------------------------------
          CONDITION  AND  RESULTS  OF  OPERATIONS
          ---------------------------------------

CRITICAL  ACCOUNTING  POLICIES:
-------------------------------
The Company's significant accounting policies are more fully described in Note 3 to the Consolidated Financial Statements. As disclosed in Note 3 to the Consolidated Financial Statements, preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements and accompanying notes. Estimating and predicting future events requires the exercise of judgment and cannot be done with absolute certainty; consequently, there can be no assurance that actual results will not differ significantly from estimated results.

The most significant accounting estimates reflected in the Company's Consolidated Financial Statements include estimates supporting recognition of asset impairments, business realignment liabilities, environmental remediation liabilities, deferred income tax assets and liabilities and related valuation allowances, and pension and post-retirement assets and liabilities. The Company bases its estimates and assumptions on historical experience and business trends, current and expected economic conditions, and various other relevant criteria that the Company believes to be appropriate and reasonable under the circumstances.

RESULTS  OF  OPERATIONS  BY  SEGMENT:
------------------------------------
Following is a comparison of net sales and Adjusted Operating EBITDA by reportable business segment for the Company:

NET  SALES  TO  UNAFFILIATED  CUSTOMERS:
----------------------------------------------------------------------------------
(Dollars in millions)                                 2001      2000      1999
----------------------------------------------------------------------------------

           Chemical                                   $1,372.1  $1,336.4  $1,223.6
           Businesses sold or distributed                 -         40.2      50.6
                                                     ---------   -------   -------
                                                      $1,372.1  $1,376.6  $1,274.2
----------------------------------------------------------------------------------

OPERATING  INCOME:

----------------------------------------------------------------------------
(Dollars in millions)                             2001     2000     1999
----------------------------------------------------------------------------

          Adjusted Operating EBITDA
          --------------------------
          Chemical                               $ 204.1   $220.7   $243.7
          Corporate and other                      (68.0)   (53.3)   (40.5)
          Businesses sold or distributed             -        0.7     (5.2)
                                                 --------  -------  -------
          TOTAL ADJUSTED OPERATING EBITDA (1)      136.1    168.1    198.0

          Significant and unusual items (2)       (147.7)   (64.3)   (34.2)
          Depreciation and amortization            (59.4)   (55.7)   (52.3)
                                                 --------  -------  -------
          OPERATING INCOME                       $ (71.0)  $ 48.1   $111.5
---------------------------------------------------------------------------

(1) See footnote (1) on page 11 for definition of Adjusted Operating EBITDA.
(2) Includes  Significant  and  Unusual  items  shown  on  pages 8 and 15 of
Management's Discussion and Analysis of  Financial Condition and Results of Operations

2001  VS.  2000

Chemical
--------

Sales in 2001 increased $35.7 million, or approximately 3%, to $1,372.1 million for the year ended December 31, 2001 compared to $1,336.4 million for the same period in 2000. The improvement is due primarily to generally higher selling prices, two acquisitions in the U.S. in the second half of 2000 and an acquisition at the beginning of the second quarter of 2001. The most significant items that negatively impacted sales were an overall volume decline and unfavorable currency exchange rates for all international business units.

Higher average selling prices had an approximate $109 million positive impact on 2001 sales. The higher average selling prices reflect significantly higher raw material costs during the first half of the year. A substantial portion of the Company's sales volumes, especially for North American forest products, is sold under contracts that provide for monthly or quarterly selling price adjustments based on published cost indices for the Company's primary raw materials (i.e., methanol, phenol and urea).

Lower overall sales volume in 2001 reflects generally weaker economic conditions in North America as well as international regions in which the Company operates. Excluding the effect of acquisitions and divestitures, sales volume was down in all business units, except oilfield products. The overall lower sales volume had an approximate $77 million negative impact on sales versus the prior year. The increase in oilfield products volume is due to increased drilling activity reflecting significantly higher natural gas and oil prices in the first quarter of the year. Lower sales volume in forest products resins reflects difficult market conditions and aggressive competitor pricing in 2001. Lower volume in foundry and industrial resins reflects declines in auto production and generally weaker industrial construction and electronics market conditions. Lower UV coatings volume was negatively impacted by the slowing of the U.S. economy in the second half of the year.

The acquisition of the formaldehyde plant and certain other assets of Borden Chemicals and Plastic Limited Partnership ("BCP") in third quarter 2000, the acquisition of East Central Wax in fourth quarter 2000 and the acquisition of a foundry resin business at the beginning of second quarter 2001 provided incremental 2001 sales of approximately $48 million.

Unfavorable currency exchange rates for all international operations had a total unfavorable impact on 2001 sales of approximately $40 million, with the most significant impacts coming from Latin America, Canada and the United Kingdom.

Adjusted Operating EBITDA of $204.1 million for the year ended December 31, 2001 was $16.6 million, or approximately 8%, lower than prior year adjusted operating EBITDA of $220.7 million. The main reasons for the decline are the overall lower sales volume discussed above and significantly higher energy costs, partially offset by margin improvement, EBITDA contributed by the acquisitions discussed above and reduced general and administrative expenses. Improved margins in the last three quarters of 2001 are a result of the downward trend in major raw material costs versus the prior year.

Corporate  and  Other
---------------------

Adjusted Operating EBITDA, which is composed primarily of general and administrative expenses and income and expenses related to previously sold businesses of the Company, declined $14.7 million from a loss of $53.3 million in 2000 to a loss of $68.0 million in 2001. The decline reflects settlement and curtailment charges of $16.3 million in 2001 related to the sale of Foods and the absence of a 2000 gain of $10.5 million on the sale of certain rights to harvest shellfish, which were partially offset by the absence of 2000 pension settlement and curtailment charges of $8.9 million related to the sale of Wise and a 2001 gain of $4.4 million on the sale of a common stock equity investment held by the Company.

Businesses  Sold  or  Distributed
-------------------------------

The businesses sold or distributed classification represents the Company's infrastructure management services business and printing inks business. The distribution of the infrastructure management services business occurred in first quarter 2000 and the sale of the printing inks business occurred in fourth quarter 2000.

2000  VS.  1999

Chemical
--------

Sales of $1,336.4 million in 2000 increased $112.8 million, or approximately 9%, from $1,223.6 million in 1999. The most significant items that positively impacted 2000 sales were improved volumes of higher-priced specialty products, higher selling prices for forest products resins, primarily in North America, two acquisitions in the United States, and one acquisition in Europe. The most significant items that negatively impacted sales were lower selling prices for melamine products, unfavorable currency exchange rates, and the exit from certain non-core businesses in the United States, Latin America and the Philippines.

Overall volume, excluding the effect of acquisitions and strategic realignment activities, was only 1.2% ahead of prior year, but still had an approximate $71 million positive impact on 2000 sales. The positive impact was driven primarily by substantial volume improvements in UV coatings and oilfield products, which had significantly higher per unit selling prices (as measured in metric tons) compared to all other products. Higher volumes of melamine crystal and melamine based resins also had a positive impact on 2000 sales. The improvement in UV coatings primarily reflects an increase in the Company's share of the market and market growth in demand for optical fiber. Oilfield products volume benefited from increased drilling activity, which reflects substantially higher natural gas and oil prices. Melamine products volume reflects increased export sales of melamine crystal, due to tightening global supply, and increased market share of high-pressure laminates. North America forest products volume was essentially flat compared to the prior year and reflects aggressive competitor pricing and a downturn in housing starts throughout the second half of the year, particularly in the fourth quarter that offset strong housing and construction activity in the first half of the year.

In 2000, the Company acquired the formaldehyde and certain other assets from BCP. In second quarter 1999 the Company acquired Spurlock Industries, Inc. in the United States and in third quarter 1999 acquired Blagden Chemicals, Ltd. in Europe. These acquisitions contributed incremental 2000 sales of approximately $57 million.

Overall higher selling prices in 2000 had an approximate $33 million net positive impact on sales. The increase reflects generally higher selling prices globally for forest products resins and formaldehyde, partially offset by lower pricing for melamine crystal and melamine based resins, as well as the impact of downward pressure on selling prices due to very competitive market conditions across all businesses. The generally higher selling prices for forest products resins and formaldehyde reflect the partial pass-through of substantially higher raw material costs. The lower pricing for melamine products reflects the global market imbalance for melamine crystal that worsened throughout 1999 and has persisted throughout most of 2000. A substantial portion of the Company's sales volume, especially for North America forest products, is sold under contracts that provide for monthly or quarterly selling price adjustments based on published cost indices for the Company's primary raw materials (i.e,. methanol, phenol and urea). During the first quarter of 2000, the costs of these raw materials were generally lower than prior year, therefore selling prices were generally lower; however, the cost of all three primary raw materials escalated significantly over the last three quarters, which resulted in upward adjustments in selling prices.

Unfavorable currency exchange rates, primarily in the United Kingdom, had an unfavorable impact on 2000 sales of approximately $28 million. The unfavorable exchange rate for Ecuador reflects significant currency devaluation throughout 1999 and through May 2000 when the local currency exchange rate was fixed to the United States dollar.

The 1999 sale of the non-strategic United States molding compounds business and closures or sales of non-strategic businesses in Latin America and the Philippines caused 2000 sales to be approximately $23 million lower compared to the prior year.

Adjusted Operating EBITDA of $220.7 million in 2000 was $23.0 million, or approximately 9%, lower than prior year Adjusted Operating EBITDA of $243.7 million. The decline reflects a very difficult business environment, especially over the second half of the year. A slowing economy, escalating raw material costs, intense competitor pricing activity, and unprecedented natural gas costs in the latter part of the year all combined to have a significant negative impact on 2000 operating results. Substantial margin erosion and generally higher plant operating and distribution costs were partially offset by improved volume of higher-priced specialty products, more favorable purchasing contracts for certain raw materials and the impact of acquisitions. Profit margins in North America forest products were significantly impacted by the inability to fully recover rapidly escalating costs of methanol, phenol and urea. Effective recovery of these rising costs was curtailed by delayed pricing adjustments allowed under supply contracts and competitive pressures to keep prices down. A substantial amount of North America forest products sales are based on supply contracts that provide only monthly or quarterly pricing adjustments, which cause price increases to lag raw material cost increases during times of rising raw material costs. Profit margins for melamine crystal and melamine based resins were also negatively impacted by both the high cost of urea and high natural gas cost since the melamine crystal production process consumes significant energy. Higher plant operating costs reflect higher energy costs, while higher distribution costs reflect increased export sales of melamine crystal and generally higher fuel costs.

Corporate  and  Other
---------------------

Adjusted Operating EBITDA, which consists primarily of general and administrative expenses and income and expense related to previously sold businesses of the Company, declined $12.8 million to a loss of $53.3 million in 2000 from a loss of $40.5 million in 1999. The decline is primarily due to the incurrence and settlement of various corporate liabilities and expenses of $15.0 million and a $7.6 million charge for certain benefit plan settlements, partially offset by a $10.5 million gain on the sale of certain rights to harvest shellfish.




Businesses  Sold  or  Distributed
---------------------------------

The businesses sold or distributed classification represents the Company's infrastructure management services business and printing inks business. The distribution of the infrastructure management services business occurred in first quarter 2000 and sale of the printing inks business occurred in fourth quarter 2000.

SIGNIFICANT  AND  UNUSUAL  ITEMS  EXCLUDED  FROM  ADJUSTED  OPERATING  EBITDA:
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
(Dollars in millions)                           2001          2000         1999
-------------------------------------------------------------------------------

     (Loss) gain on disposal of
      businesses, net                      $   (2.3)     $   (0.9)    $    7.4
      Business realignment, impairments
      and other                              (145.4)        (63.4)       (41.6)
                                              -----         -----       -------
                                           $ (147.7)    $   (64.3)    $  (34.2)
-------------------------------------------------------------------------------


2001
Loss on disposal of businesses primarily relates to the sale of a Chemical business in Ecuador.

Business realignment, impairments and other consists of business realignment costs of $25.3 million, impairment charges of $101.1 million and other charges of $19.0 million. The business realignment costs include plant closure costs of $12.7 million and severance and other employee costs of $12.6 million. Included in plant closure costs are pre-tax gains of $13.5 million ($8.3 million after tax) from the sale of land and other assets associated with closed plants. The impairment charges reflect the write-down of the melamine crystal fixed assets, spare parts and goodwill of $98.2 million and the cost to cancel construction of a new plant of $2.9 million. Additionally, the Company recorded a $19.0 million charge that reflects management's estimate of probable environmental remediation costs that the Company has incurred related to fourth quarter 2001 activity for a previously owned business.

2000
Loss on disposal of businesses primarily relates to the sale of the printing inks business partially offset by lower than expected costs related to the sale of the commercial and industrial wallcoverings business.

Business realignment, impairments and other represents costs of $38.1 million related to plant closures in the United States, Argentina and the United Kingdom. Also included is $25.3 million to exit certain raw material purchase contracts, which extended through 2002, in order to take advantage of opportunities that have arisen to obtain more favorable pricing.

1999
Gain on disposal of businesses primarily relates to gains on the sale of the commercial and industrial wallcoverings business due to lower than expected exit costs.

Business realignment, impairments and other of $41.6 million includes the cost to cancel a plant expansion project, consisting of the write-off of engineering, equipment and other costs of $25.0 million. In addition, certain Chemical operations in the Philippines, Brazil, and Uruguay were closed as part of an effort to consolidate operations, resulting in a total charge of $16.6 million.

NON-OPERATING  EXPENSES  AND  INCOME  TAX  EXPENSE:
---------------------------------------------------

NON-OPERATING  EXPENSES

-------------------------------------------------------------------
(Dollars in millions)                       2001    2000      1999
-------------------------------------------------------------------

    Interest expense                      $56.0  $   62.7   $ 63.1
    Affiliated interest expense, net        9.4      15.5     18.8
    Other non-operating expense (income)    4.0     (13.4)   (32.5)
    Investment write-downs and other
        charges                            27.0      68.0      3.0
                                          ------    ------    -----
                                         $ 96.4  $  132.8   $ 52.4
-------------------------------------------------------------------

2001  vs.  2000
---------------
Non-operating expenses decreased $36.4 million for the year ended December 31, 2001 compared to the year ended December 31, 2000. The decrease is primarily due to a $31.0 million reduction in investment and other asset write-downs from 2000 and a $10.0 million reduction from 2000 of charges recorded for the financial decline of a limited partnership for which a wholly owned subsidiary of the Company serves as general partner (see Note 20 to the Consolidated Financial Statements). Other decreases include a reduction in interest expense and affiliated interest expense of $6.7 million and $4.9 million, respectively, and an increase in affiliated interest income of $1.2 million. These declines were partially offset by a $9.4 million reduction in interest income due to lower average cash balances in 2001 compared to 2000, the absence of unrealized gains on an interest rate swap that matured in September 2000 of $6.7 million and reduced affiliated dividend income of $2.8 million.

2000  vs.  1999
---------------
Non-operating expenses increased $80.4 million for the year ended December 31, 2000 compared to the year ended December 31, 1999. The increase is primarily attributable to increased investment write-downs from $3.0 million in 1999 to $48.0 million in 2000 (see Note 9 to the Consolidated Financial Statements) and recording a liability of $20.0 million for potential costs related to the financial decline of a limited partnership for which a wholly owned subsidiary of the Company serves as general partner (see Note 20 to the Consolidated Financial Statements). Other changes include a reduction in interest income of approximately $15 million due to lower average cash balances in 2000 compared to 1999 and reduced unrealized gains on an interest rate swap of approximately $6 million, which terminated in September 2000. These decreases were partially offset by higher dividend income of approximately $5 million from an affiliate and reduced affiliated interest expense due to lower average loan balances outstanding in 2000 compared to 1999.

INCOME  TAX  EXPENSE
--------------------------------------------------------------------------------
(Dollars in millions)                            2001         2000          1999
--------------------------------------------------------------------------------
               Income tax (benefit) expense $   (30.8)  $   (12.4)     $   14.6
               Effective tax rate                 18%         15%            25%
--------------------------------------------------------------------------------

2001
----
The 2001 effective tax rate reflects the impact of earnings related to the expected sale of a foreign business that are not expected to be permanently reinvested in foreign locations and the inability to utilize the foreign tax credits associated with those earnings due to usage limitations. In addition, the rate reflects the write-down of the fixed assets and related non-deductible goodwill of a melamine plant due to its indefinite shut-down.

2000
----
The 2000 income tax benefit primarily reflects a settlement with the Internal Revenue Service ("IRS") and the impact of usage limitations on foreign tax credits. As a result of a settlement reached with the IRS in the second quarter of 2000, the Company recorded net tax expense of $5 million consisting of valuation reserves recorded on foreign tax credits of $30 million that are no longer likely to be utilized, substantially offset by a $25 million reduction of amounts established for tax issues related to the divestiture of certain segments of the Company's business that are no longer considered necessary. In addition, approximately $10 million of income tax expense was recorded on foreign source income because related foreign tax credits are not expected to be utilized within the expiration period.

1999
----
The 1999 consolidated effective rate reflects a higher portion of net income derived from foreign operations and the effect of lower tax rates in foreign jurisdictions.

CASH  FLOWS:
------------
OPERATING

2001  vs. 2000
---------------
Operating activities provided cash of $95.3 million in 2001 compared to $22.9 million of cash provided in 2000, an improvement of $72.4 million. The most significant components of this improvement are cash taxes received of $36.2 million in 2001 compared to cash taxes paid of $19.2 million in 2000, increased cash flows in accounts receivable of $59.4 million due to improved collection efforts and collection of higher raw material costs passed through to customers in the first half of the year, the absence of a 2000 payment of $25.3 million to exit certain raw material supply contracts and improved cash flows in inventory of $27.2 million due to lower raw material costs and a $12.3 million cash receipt from Foods to assume the liability for claims under certain employee benefit plans. Partially offsetting these improvements were a $49.3 million increase in outflows in trade payables due to reduced payment terms with new raw material suppliers and lower raw material costs, a reduction in adjusted operating EBITDA of $32.0 million, increased cash restructuring payments in 2001 of $15.9 million, increased net interest paid of $6.3 million and the absence of 2000 cash receipts from CCPC Acquisition Corp. and Wise (see below).

2000  vs.  1999
---------------
Operating activities provided cash of $22.9 million in 2000 compared to $71.8 million cash provided in 1999, a decline of $48.9 million. Significant outflows compared to prior year included a decline in adjusted operating EBITDA of $29.9 million, a decrease in accounts receivable and inventory cash flows of $32.2 million and $15.4 million, respectively, due to higher raw material costs passed through to customers and included in inventory, a $25.3 million payment in 2000 to exit certain raw material supply contracts and increased interest paid of $7.1 million. These increased outflows were partially offset by a $16.7 million increase in trade payables due to higher raw material costs, lower tax payments of $26.9 million, a $3.6 million repayment received from CCPC Acquisition Corp. for interest accrued on the loan that was repaid in 2000, a $3.7 million payment received from Wise, upon its sale, related to its retirement benefit plans, the absence of a 1999 payment of approximately $13.0 million to settle certain long-term disability claims and the absence of 1999 settlement payments of $6.4 million related to divested businesses.

INVESTING

2001  vs.  2000
---------------
Investing activities provided cash of $211.1 million in 2001 compared to cash used of $195.7 million in 2000. The $406.8 million improvement is primarily due to increased proceeds from the sale of assets of $151.0 million, the absence of 2000 acquisitions for $118.1 million, increased proceeds from the divestiture of businesses of $86.1 million and reduced capital expenditures of $57.2 million. The increased proceeds from the sale of assets were due to the sale of loans receivable from affiliates for their fair value of $75.8 million, the sale of a common stock equity investment held by the Company for the market value of $64.1 million and the sale of land and other assets associated with closed plants of $14 million. The loans to affiliates and $55.2 million of the common stock equity investment held by the Company were sold to the Company's parent. The absence of acquisitions made by Consumer Adhesives and Chemical in 2000 improved cash flows by $118.1 million in 2001. Divestiture proceeds of $97.0 million, primarily from the sale of Consumer Adhesives, were ahead of 2000 proceeds of $10.9 million, primarily from the sale of the printing inks business. Further contributing to the improvement was a reduction in capital expenditures of $57.2 million primarily due to reduced plant expansion projects.
2000  vs.  1999
---------------
Investing activities used $195.7 million cash in 2000 compared to $229.5 million cash used in 1999, a decrease of $33.8 million. The decrease primarily represents the absence of a 1999 $50.0 million investment in junior preferred stock of WKI and an $8.9 million collection of outstanding debt in 2000 which eliminated the Company's financial interest in Wise, partially offset by increased capital expenditures of $29.7 million primarily for plant expansions. Divestiture proceeds of $10.9 million in 2000, primarily from the sale of the printing inks business, were ahead of 1999 proceeds of $7.6 million from the sale of the molding compounds business. Acquisitions in 2000 of $118.1 million consist of a Consumer Adhesives business and the BCP and East Central Wax businesses (see Note 5 to the Consolidated Financial Statements) while 1999 acquisitions of $119.6 million consist of Spurlock, Blagden and the resins manufacturing plant in Minnesota.

FINANCING  ACTIVITIES

2001  vs.  2000
---------------
Financing activities used cash of $307.6 million in 2001 compared to cash provided of $5.0 million in 2000. The $312.6 million increase in cash used is primarily due to net repayments of affiliate loans of $212.5 million in 2001 compared to net borrowings of $86.7 million in 2000, 2001 net short-term debt repayments of $41.8 million compared to 2000 net short-term debt borrowings of $33.3 million and a reduction in 2001 long-term debt borrowings of $64.6 million. Affiliate activity in 2001 is comprised primarily of repayments to Foods of $125.0 million and BWHLLC of $73.4 million and additional loans to WKI of $19.0 million. These increased uses were partially offset by reduced long-term debt repayments of $86.0 million, lower 2001 common stock dividends paid of $13.0 million, the absence of a $10.3 million distribution to the Company's parent made in 2000 (see below) and a 2001 cash capital contribution from the Company's parent of $17.0 million.







2000  vs.  1999
---------------
Financing activities generated cash of $5.0 million in 2000 compared to cash used of $319.0 million in 1999. The $324.0 million difference is primarily due to 2000 affiliated borrowings and receipts of $86.7 million, compared to 1999 net affiliated repayments and loans of $225.5 million. Affiliated activity in 2000 is comprised primarily of borrowings from BWHLLC of $61.4 million and receipts from CCPC Acquisition Corp., an affiliate of the Company's parent, of $56.2 million, partially offset by repayments to Foods of $31.0 million. The 1999 affiliated activity includes repayments to BWHLLC and Foods of $169.3 million and a short-term loan to CCPC Acquisition Corp. In addition, 2000 included short-term debt borrowings of $33.3 million compared to 1999 repayments of $3.7 million. Partially offsetting these net improved inflows are $17.6 million of increased net long-term debt repayments (primarily Industrial Bonds) and the distribution of $10.3 million in cash temporarily held by the infrastructure management services business for the benefit of its customers. The $10.3 million distribution represents payroll related withholdings for which the infrastructure management services business was liable when the business was distributed to the Company's parent (see Note 19 to the Consolidated Financial Statements).

LIQUIDITY  AND  CAPITAL  RESOURCES:
-----------------------------------
The Corporate Reorganization was undertaken to simplify the legal structure and strengthen the capital structure of the Company and to reduce overhead costs (see Note 4 to the Consolidated Financial Statements).

As part of the Corporate Reorganization, in the fourth quarter 2001, the Company sold a common stock equity investment, notes receivable from Consumer Adhesives and a loan receivable from WKI to its parent (see Note 4 to the Consolidated Financial Statements). On March 1, 2002, the Company's investment in Consumer Adhesives preferred stock was redeemed for a $110.0 million note receivable from Consumer Adhesives. On March 12, 2002, the note receivable was sold to the Company's parent for cash of $110.0 million plus accrued interest. Proceeds from these sales were used to repay affiliated debt.

In fourth quarter 2001, the Company's parent contributed $614.4 million of outstanding Series A Cumulative Preferred Stock ("Preferred Stock") plus accumulated dividends of $6.6 million to the Company as a capital contribution. Prior to this, the Company had 24,574,751 shares of Preferred Stock outstanding with a total of 100,000,000 shares authorized. Each share had a liquidation preference of $25 and was entitled to cumulative dividends at an annual rate of 12% payable quarterly in arrears. The significant impact of this transaction was to eliminate required future annual preferred dividend payments of $73.7 million.

In third quarter 2001, the Company's $809.0 million Credit Agreement was reduced to $250.0 million. Of the reduction, $95.8 million was in accordance with the Credit Agreement due to the sale of substantially all of the Foods' operations. The remaining reduction was made at the election of the Company. As of December 31, 2001, the Company had $161.0 million (net of $89.0 million in letters of credit) available under the Credit Agreement. At December 31, 2001, the Company also had $0.9 million outstanding under a separate cash collateralized letter of credit agreement. The cash held by the Company of $25.7 million, less the $0.9 cash collateral, as of December 31, 2001 and the cash available under the credit agreement may be used for acquisitions and to fund working capital needs and capital expenditures. This credit agreement expires on July 13, 2002. The
Company intends to either replace the existing facility with a new credit facility or to continue to rely on borrowings from affiliates to meet future working capital requirements.

During first quarter 2002, the Company finalized an uncommitted letter of credit facility totaling $45.0 million, and is currently in the process of negotiating an increase. The company is required to provide cash collateral equivalent to 101% of the letters of credit outstanding under this facility. The fees under the facility are 1/2% per annum on the amount of letters of credit outstanding. In addition, a 1/8% per annum issuance fee is in effect for all new letters of credit not transferred from the existing $250.0 million Credit Agreement.

Additional credit agreements are executed by the Company's international locations. As of December 31, 2001, these locations had credit facilities totaling $10.7 million. Of this amount $8.7 million (net of a $1.5 million term loan and $0.5 million of other draws on the line of credit) was available to fund working capital needs and capital expenditures.

As part of the common control exercised over the Company, procedures are established to enter into borrowings between affiliates at market interest rates.

The Company's planned 2002 capital expenditures are approximately $45.5 million and includes plans to continue to increase plant production capacity as necessary. Capital expenditures will be financed through operations and, if necessary, available lines of credit or borrowings from affiliates.




The Company expects to have enough liquidity to fund working capital requirements and support capital expenditures during 2002 and in future years due to cash from operations and amounts available under the credit agreement and from affiliates.

In third quarter 2000, the Company entered into a $40.0 million credit facility with WKI maturing December 31, 2000. This facility was extended through a series of amendments through April 16, 2001. Effective April 12, 2001, this facility was amended and restated extending the maturity date to March 31, 2004. The facility was further amended effective July 2, 2001 to increase the amount available to $50.0 million. In accordance with the terms of the restated and amended agreement, the facility was reduced to $25.0 million on August 16, 2001 with the perfection of certain pledged collateral. The Company received a second priority lien on that same collateral. On September 25, 2001, the Company extended an additional $3.0 million unsecured credit facility to WKI maturing October 25, 2001. That facility was increased to $13.0 million effective October 26, 2001 maturing on December 28, 2001. No borrowings occurred under those unsecured facilities and the facility was transferred to the Company's parent in conjunction with the Corporate Reorganization.

As of December 31, 2001, the Company had $190.4 million, net of allowances of $110.4 million, in deferred tax assets that relate to foreign and alternative minimum tax credits as well as net operating loss carryforwards. These credits and carryforwards are expected to reduce future tax liabilities.

RISK  MANAGEMENT:
-----------------

The Company enters into various financial instruments, primarily to hedge interest rate risk and foreign currency exchange risk. The Company also enters into raw materials purchasing contracts and contracts with customers to mitigate commodity price risks.

FOREIGN  EXCHANGE  RISK

In 2001 and 2000, international operations accounted for approximately 34% of the Company's sales. As a result, there is exposure to foreign exchange risk on transactions that are denominated in a currency other than the business unit's functional currency. Such transactions include foreign currency denominated imports and exports of raw materials and finished goods (both intercompany and third party), and loan payments (both intercompany and third party). In all cases, the functional currency is the unit's local currency.

It is the Company's policy to reduce foreign currency cash flow exposure due to exchange rate fluctuations by hedging firmly committed foreign currency transactions wherever economically feasible. The use of forward and option contracts protects cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract. The Company does not hedge foreign currency exposure in a manner that would entirely eliminate the effect of changes in foreign currency exchange rates on net income and cash flow. The Company does not speculate in foreign currency and does not hedge foreign currency translation or foreign currency net assets and liabilities. The counterparties to the forward contracts are financial institutions with investment grade credit ratings.

Foreign exchange risk is also mitigated because the Company operates in many foreign countries, reducing the concentration of risk in any one currency. In addition, foreign operations have limited imports and exports, reducing the potential impact of foreign currency exchange rate fluctuations. With other factors being equal, such as the performance of individual foreign economies, an average 10% foreign exchange increase or decrease in any one country would not materially impact operating results or cash flow. Although considered unlikely, an average 10% foreign exchange increase or decrease in all countries may materially impact operating results of the Company.

In accordance with current accounting standards, the Company recognizes gains and losses arising from contracts on a quarterly basis through the Statement of Operations.

A summary of forward currency and option contracts outstanding as of December 31, 2001 and 2000 follows. Fair values are determined from quoted market prices at December 31, 2001 and 2000.















--------------------------------------------------------------------------------------------------------------------
                                            2001                                                  2000
--------------------------------------------------------------------------------------------------------------------
                  AVERAGE   AVERAGE     FORWARD     FAIR VALUE    AVERAGE     AVERAGE     FORWARD      FAIR VALUE
                   DAYS    CONTRACT    POSITION        LOSS         DAYS     CONTRACT    POSITION         LOSS
                TO MATURITY  RATE   (IN MILLIONS) (IN MILLIONS) TO MATURITY    RATE   (IN  MILLIONS)  (IN MILLIONS)
                  ----------  ------  --------------  ------------  ---------   ------  ----------------------------
CURRENCY TO SELL
 FOR U.S. DOLLARS
-----------------
British Pound       59         1.45        $51.0       $(0.1)         22        1.47        $88.9           $(1.8)
--------------------------------------------------------------------------------------------------------------------

INTEREST  RATE  RISK

The Company has utilized interest rate swaps to lower funding costs or to alter interest rate exposures between fixed and floating rates on long-term debt. The Company does not enter into speculative swaps or other financial contracts. As of December 31, 2001 and 2000, one interest rate swap was outstanding with a notional value of $24.3 million.

Fair values of the swaps are independently provided using estimated mid-market levels. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between the fixed rate and floating rate interest amounts calculated by reference to the agreed notional principal amount. On average, the Company paid 13.7% and received 4.5% in 2001 and paid 10.5% and received 6.3% on the swaps in 2000. The remaining outstanding swap as of December 31, 2001 and 2000 matures on December 1, 2002. A 1% increase or decrease in market interest rates would result in a $0.2 million increase or decrease, respectively, in the fair value of the interest rate swap agreements at December 31, 2001 and 2000. The Company is exposed to credit related losses in the event of nonperformance by the counterparty to the swap, although no such losses are expected as the counterparty is a financial institution having an investment grade credit rating.

A summary of the Company's interest rate swap as of December 31, 2001 and 2000 follows:

----------------------------------------------------------------------------------------------------------------
                                                       2001                               2000
                                           -----------------------------     ----------------------------
  NOTIONAL                                           AVERAGE      FAIR                    AVERAGE     FAIR
  AMOUNT           TRADE    TERMINATION    FIXED     RECEIVE     VALUE        FIXED       RECEIVE     VALUE
(IN MILLIONS)      DATE       DATE       PAY RATE     RATE    (IN MILLIONS)   PAY RATE     RATE    (IN MILLIONS)
--------------   --------    ---------   ---------   -------  -------------   --------   --------   ------------
$  24.3           12/01/92    12/01/02     13.65%      4.5%   $  (2.7)        13.65%       6.3%    $   (3.4)
----------------------------------------------------------------------------------------------------------------

The interest rate on most debt agreements is fixed. A 10% increase or decrease in the interest rate of the variable debt agreements would have an immaterial effect on the Company's net income. The fair value of publicly held debt is based on the price at which the bonds are trading at December 31, 2001 and 2000. All other debt fair values are determined from quoted market interest rates at December 31, 2001 and 2000.

A summary of the Company's outstanding debt as of December 31, 2001 and 2000 follows:

-----------------------------------------------------------------------------------------------------------------
                                             2001                                    2000
                     -----------------------------------------       ------------------------------------
                                     Weighted           Fair                         Weighted          Fair
                        Debt          Average           Value           Debt          Average          Value
Year               (in millions)    Interest Rate   (in millions)   (in millions)   Interest Rate   (in millions)
-----------------------------------------------------------------------------------------------------------------
2002               $   3.1             8.3%         $    3.1       $     1.4            5.6%        $    1.4
2003                    -               -                -               -              -                  -
2004                    -               -                -               -              -                  -
2005                    -               -                -               -              -                  -
2006                   3.3            13.3%              4.6             -              -                  -
2007 and thereafter  529.2             8.5%            361.3           529.1            8.5%           404.7
                   --------         -------           -------         ------                          -------
                   $ 535.6                             369.0           530.5                           406.1
-----------------------------------------------------------------------------------------------------------------

The Company does not use derivative financial instruments in investment portfolios. Cash equivalent investments are placed with instruments that meet credit quality standards. These standards are established within the Company's investment policies, which also limit the exposure to any one issue. At December 31, 2001, the Company had $6.9 million invested primarily in marketable securities with average maturity periods of 43 days and average rates of 6.4%. At December 31, 2000, the Company had $11.1 million invested primarily in time deposits with average maturity periods of 28 days and average rates of 5.2%. Due to the short maturity of the Company's cash equivalents, the carrying value on these investments approximates fair value and the interest rate risk is not significant. A 10% increase or decrease in interest returns on invested cash would have an immaterial effect on the Company's net income and cash flow at December 31, 2001 and 2000.

COMMODITY  RISK

The Company is exposed to price risks associated with raw materials purchases, most significantly with methanol, phenol and urea. For these commodity raw materials, the Company has purchase contracts, with periodic price adjustment provisions. The commodity risk also is moderated through use of customer contracts with selling price provisions that are indexed to publicly available indices for these commodity raw materials as discussed on pages 13 and 14. Any commodity futures that the Company may enter into are approved by the Board of Directors.

The Company has entered into a long-term contractual arrangement with the leading global melamine crystal producer to supply a minimum of 70% of the Company's worldwide melamine crystal requirements. The melamine crystal to be purchased under the agreement will be sourced from numerous supplier production sites and the temporary or permanent loss of any individual site would not likely have a material adverse impact on the Company's ability to satisfy its melamine crystal needs.

In fourth quarter 2000, the Company entered into fixed rate, fixed quantity contracts to secure a portion of future natural gas usage at certain facilities. The contracts were entered into to partially hedge the Company's risk associated with natural gas price fluctuations in peak usage months. Contracts covered the period from October 2000 through March 2003. Gas purchases under theses contracts totaled $0.9 million in 2001, with $1.1 million of future commitments at December 31, 2001. These contracts covered between 75% and 85% of 2001 natural gas usage during the periods of the contracts at those facilities.

Due to a sharp increase in natural gas prices in 2000, the Company expanded its natural gas hedging activities in June 2001 to hedge a portion of natural gas purchases for all of North America. The Company entered into futures contracts for the months of June 2001 through March 2002. The contracts are settled for cash each month based on the closing market price on the last day the contract trades on the New York Mercantile Exchange. Approximately 24% of the Company's 2001 North American natural gas usage from June through December was hedged through futures contracts. Commitments settled under these contracts in 2001 totaled $1.7 million, with $0.5 million of future commitments at December 31, 2001.

Gains and losses on commodity futures contracts are recognized each month as gas is used. Future commitments are marked to market on a quarterly basis. In 2001, the Company realized losses totaling $0.6 million at the expiration of its natural gas futures contracts. The Company also recorded a loss of $0.5 million for the difference between the fair value and carrying value of future natural gas commitments at December 31, 2001.

EQUITY  PRICE  RISK

At December 31, 2001, the Company held a preferred stock investment of $110.0 million in Consumer Adhesives. Subsequently, on March 1, 2002, the Consumer Adhesives preferred stock was redeemed for a $110.0 million note receivable from Consumer Adhesives. On March 12, 2002, the note receivable was sold to the Company's parent for cash of $110.0 million plus accrued interest. During 2001, a common stock equity investment of the Company was sold for $64.1 million. Of the $64.1 million, sales to third-party investors totaling $8.9 million were made in 2001 resulting in a pre-tax gain of $3.8 million ($2.8 million after-tax). The remaining $55.2 million of the sale was made to the Company's parent as part of the Corporate Reorganization (see Note 4 to the Consolidated Financial Statements). In addition, the remaining $10.0 million investment in preferred stock of WKI was written-off during the year and transferred to the Company's parent at its fair value.

At December 31, 2000, investments held by the Company consisted of a common stock equity investment sold in 2001 (as described above) and an investment in preferred stock of an affiliate that was written off in 2001 (as described above). The common stock investment represented approximately 33% of the outstanding shares and was accounted for using the equity method.

The Company reviews the carrying value of investments in accordance with existing accounting guidance that requires investments to be adjusted to fair value if the decline in value is considered to be "other than temporary" based on certain criteria. The Company recorded investment write downs of $10.0, $48.0 and $3.0 in 2001, 2000 and 1999, respectively.

A summary of investments as of December 31, 2001 and 2000 follows. Fair value is based on the market stock price as of December 31, 2001 and 2000 for publicly traded common stock. Fair value for other investments is based on other similar financial instruments.

-----------------------------------------------------------------------------------------------------------------
                                                                2001                                2000
                                              -------------------------------    --------------------------------
                                                 CARRYING          FAIR        CARRYING          FAIR
                                    DATE          VALUE           VALUE          VALUE           VALUE
    DESCRIPTION                    ACQUIRED    (IN MILLIONS)  (IN MILLIONS)  (IN MILLIONS)   (IN MILLIONS)
------------------------------------------------------------------------------------------------------------------
   Equity method securities       10/11/96          -               -           $45.0              $107.8
   Cost method securities         8/13/01         $110.0         $110.0         $10.0              $ 10.0
-------------------------------------------------------------------------------------------------------------------

Readers are cautioned that forward-looking statements contained under the heading of "Risk Management" should be read in conjunction with the disclosure under the heading: "Forward-Looking and Cautionary Statements".

RECENTLY  ISSUED  ACCOUNTING  STANDARDS
---------------------------------------

In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" which addresses accounting and reporting for acquired goodwill and other intangibles. The most significant changes made by SFAS No. 142 are: (1) goodwill and intangible assets with indefinite lives will no longer be amortized; (2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and (3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company will adopt SFAS No. 142 effective January 1, 2002, as required. At that time, annual amortization of existing goodwill will cease on the unamortized portion associated with previous acquisitions. As required, a transitional impairment test is required for existing goodwill as of the date of adoption of this Standard. This test must be completed within the first year. Any impairment loss resulting from applying the goodwill impairment test will be reported as a cumulative effect of a change in accounting principle. Goodwill recorded after adoption of this Standard is to be tested for impairment at least annually and any resulting impairment is not considered part of the change in accounting principle. The Company is in the process of evaluating goodwill and may be required to write off amounts under the transitional assessment provisions of SFAS No. 142.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under this Statement, an asset retirement obligation is recognized at its fair value in the period in which it is incurred. Asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and a related amortization expense is recognized in future periods. This Statement is effective for the Company for financial statements issued for fiscal years beginning after January 1, 2003. The Company is in the process of determining the impact of adopting this Statement.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment of long-lived assets. This Statement supercedes
SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and establishes a single accounting model which requires long-lived assets be tested for impairment whenever events or change in circumstances indicate that their carrying value may not be recoverable. Under the requirements of SFAS No. 144, discontinued operations are measured at the lower of their carrying value or fair value less cost to sell and future operating losses are no longer recognized before they occur. SFAS No. 144 broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity must be clearly distinguished, operationally, and for financial reporting purposes, from the rest of the entity. The Company will adopt this Standard prospectively effective January 1, 2002.

FORWARD-LOOKING  AND  CAUTIONARY  STATEMENTS
--------------------------------------------

The Company and its officers may, from time to time, make written or oral statements regarding the future performance of the Company, including statements contained in the filings with the Securities and Exchange Commission. Investors should be aware that these statements are based on currently available financial, economic and competitive data and on current business plans. Such statements are inherently uncertain and investors should recognize that events could cause the Company's actual results to differ materially from those projected in forward-looking statements made by or on behalf of the Company. Such risks and uncertainties are primarily in the areas of financial information about operating segments, results of operations by business unit, liquidity, legal, environmental liabilities and risk management.



ITEM  7A:   QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
---------   ----------------------------------------------------------------

Refer to the "Risk Management" section included in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.


















































































--------------------------------------------------------------------------------------------------------------------------
ITEM  8.   FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
--------   -----------------------------------------------
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
BORDEN  CHEMICAL,  INC.

                                                                   Year ended December 31,
(In millions, except per share data)                                2001                      2000                 1999
--------------------------------------------------------------------------------------------------------------------------
           Net sales                                           $    1,372.1             $   1,376.6              $  1,274.2
           Cost of goods sold                                       1,060.6                 1,055.6                   894.4
                                                                     -------                -------                   -----

           Gross margin                                               311.5                   321.0                   379.8
                                                                     ------                   ------                  -----
           Distribution expense                                        63.9                    63.8                    61.9
           Marketing expense                                           42.0                    46.2                    46.8
           General & administrative expense                           132.7                   134.0                   126.7
           Gain on sale of assets                                      (3.8)                  (10.1)                   (1.3)
           Loss (gain) on divestiture of businesses                     2.3                     0.9                    (7.4)
           Business realignment, impairments and other                145.4                    38.1                    41.6
                                                                     ------                   -------                   -----
           Operating (loss) income                                    (71.0)                   48.1                   111.5
                                                                     ------                   -------                 ------
           Interest expense                                            56.0                    62.7                    63.1
           Affiliated interest expense, net of affiliated interest
              income of $3.0, $1.8 and $1.2, respectively               9.4                    15.5                    18.8
           Other non-operating expense (income)                         4.0                   (13.4)                  (32.5)
           Investment write-downs and other charges                    27.0                    68.0                     3.0
                                                                     -------                 -------                   ------

           (Loss) income from continuing operations
            before income tax                                        (167.4)                  (84.7)                   59.1
            Income tax (benefit) expense                              (30.8)                  (12.4)                   14.6
                                                                    --------                  ------                  ------

            (Loss) income from continuing operations                 (136.6)                  (72.3)                   44.5
                                                                    --------                 -------                   -----

            Discontinued operations:
              Income from operations, net of tax                       11.8                    13.3                    10.4
              Gain (loss) on disposal, net of tax                      -                       93.0                    (2.0)
                                                                     --------               ---------                -------

            Net (loss) income                                        (124.8)                   34.0                    52.9

            Preferred stock dividends                                 (61.8)                  (73.7)                  (73.7)
                                                                    ---------                 -------              ---------

            Net loss applicable to common stock                 $    (186.6)             $    (39.7)               $  (20.8)
                                                                 ==========                 =========              ========
































---------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(CONTINUED)
BORDEN  CHEMICAL,  INC.


                                                                Year ended December 31,
(In millions, except per share data)                      2001              2000         1999
---------------------------------------------------------------------------------------------------------------------------
     Basic and Diluted Per Share Data
     ----------------------------------

    (Loss) income from continuing operations      $     (0.69)      $      (0.36)    $    0.23
    Discontinued operations:
       Income from operations, net of tax                0.06               0.06          0.05
       Gain (loss) on disposal, net of tax                -                 0.47         (0.01)
                                                       -------            -------       -------
    Net (loss) income                                   (0.63)              0.17          0.27
    Preferred stock dividends                           (0.31)             (0.37)        (0.37)
                                                       -------            --------      -------

    Net loss applicable to common stock          $      (0.94)      $      (0.20)    $   (0.10)
                                                       =========          ========      =======

    Dividends per common share                  $        0.18       $       0.31     $    0.32
    Dividends per preferred share               $        2.52       $       3.00     $    3.00

    Average number of common shares outstanding
       during the period                                199.0              199.0         199.0
---------------------------------------------------------------------------------------------------------------------------

See  Notes  to  Consolidated  Financial  Statements




















































------------------------------------------------------------------------------------------------------------
CONSOLIDATED  BALANCE  SHEETS
BORDEN  CHEMICAL,  INC.

(In  millions)

                                                                  December 31,                 December 31,
ASSETS                                                               2001                          2000
------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
         Cash and equivalents                               $        25.7                    $        26.9
         Accounts receivable (less allowance for doubtful
            accounts of $16.7 in 2001 and $12.7 in 2000)            176.9                            229.0
         Loan receivable from affiliate                               -                                6.1
         Inventories:
           Finished and in-process goods                             54.2                             57.3
           Raw materials and supplies                                38.1                             49.2
           Deferred income taxes                                     63.5                             42.4
           Other current assets                                       9.3                             13.2
           Net assets of discontinued operations                       -                             128.7
                                                                   -------                          -------
                                                                    367.7                            552.8
                                                                   -------                          -------

INVESTMENTS AND OTHER ASSETS
         Investments                                                 -                                45.0
         Investments in affiliates                                  110.0                             10.0
         Deferred income taxes                                       89.7                             80.2
         Prepaid pension assets                                      -                               111.5
         Other assets                                                23.7                             41.2
                                                                  --------                          -------
                                                                    223.4                            287.9
                                                                  --------                          -------

PROPERTY AND EQUIPMENT
         Land                                                        30.1                             27.2
         Buildings                                                   98.3                             83.7
         Machinery and equipment                                    652.2                            747.9
                                                                  --------                          -------
                                                                    780.6                            858.8
         Less accumulated depreciation                             (323.0)                          (302.6)
                                                                  ---------                         -------
                                                                    457.6                            556.2

INTANGIBLES
         Net of accumulated amortization of $21.8 in 2001
           and $20.2 in 2000                                         80.6                            105.6
                                                                   -------                          -------

TOTAL ASSETS                                               $      1,129.3                    $     1,502.5
                                                                ==========                         ========
------------------------------------------------------------------------------------------------------------

See  Notes  to  Consolidated  Financial  Statements






























---------------------------------------------------------------------------------------------------------------
CONSOLIDATED  BALANCE  SHEETS
BORDEN  CHEMICAL,  INC.

(In  millions,  except  share  data)

                                                                            December 31,           December 31,
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY                                 2001                    2000
---------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
         Accounts and drafts payable                                      $       125.5         $      150.3
         Debt payable within one year                                               3.1                 43.5
         Loans payable with affiliates                                             78.6                283.1
         Other current liabilities                                                136.7                174.2
                                                                                 -------               ------
                                                                                  343.9                651.1
                                                                                 -------               ------

OTHER LIABILITIES
         Long-term debt                                                           532.5                530.5
         Non-pension post-employment benefit obligations                          150.9                153.7
         Other long-term liabilities                                              199.3                152.9
                                                                                 --------              ------
                                                                                  882.7                837.1
                                                                                 --------              ------
COMMITMENTS AND CONTINGENCIES (SEE NOTE 20)

SHAREHOLDERS' (DEFICIT) EQUITY
         Preferred stock - Issued 0 and 24,574,751 shares in 2001 and
           2000, respectively                                                       -                  614.4
         Common stock - $0.01 par value: authorized 300,000,000 shares,
           Issued 199,121,749 and 198,974,994 shares in 2001 and
           2000, respectively                                                       2.0                  2.0
         Paid in capital                                                        1,106.8                353.3
         Receivable from parent                                                  (404.8)              (414.9)
         Accumulated other comprehensive income                                  (134.5)               (60.3)
         Accumulated deficit                                                     (666.8)              (480.2)
                                                                                -------                ------
                                                                                  (97.3)                14.3
                                                                                --------               ------

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY                      $     1,129.3         $    1,502.5
                                                                               ========              ========
-------------------------------------------------------------------------------------------------------------

See  Notes  to  Consolidated  Financial  Statements






































----------------------------------------------------------------------------------------------------------------
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
BORDEN  CHEMICAL,  INC.

                                                                                      Year ended December 31,
(In millions)                                                                  2001         2000        1999
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
         Net income                                                   $     (124.8)   $    34.0    $    52.9
         Adjustments to reconcile net income to net
           cash from (used in) operating activities:
           (Gain) loss on disposal of discontinued operations, net of tax.     -           (93.0)        2.0
           Loss (gain) on divestiture of businesses                           2.3            0.9        (7.4)
           Gain on the sale of assets                                        (3.8)         (10.1)       (1.3)
           Deferred tax (benefit) provision                                 (25.9)          18.8         5.9
           Depreciation and amortization                                     59.4           55.7        52.3
           Business realignment and asset impairments                       145.4           38.1        41.6
           Unrealized loss (gain) on interest rate swap                       1.8           (4.9)      (10.8)
           Investment write-downs and other charges                          27.0           68.0         3.0
         Net change in assets and liabilities:
           Trade receivables                                                 31.7          (27.7)       4.5
           Inventories                                                       14.7          (12.5)       2.9
           Trade payables                                                   (20.2)          28.9       12.2
           Income taxes                                                      44.1          (47.9)     (32.1)
           Other assets                                                     (71.1)          21.5       (3.7)
           Other liabilities                                                 14.7          (37.8)     (50.5)
         Cash (used) provided by discontinued operations                       -            (9.1)       0.3
                                                                           -------         ------      ------
                                                                             95.3           22.9       71.8
                                                                           --------        -------     ------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
         Capital expenditures                                               (47.3)        (104.5)     (74.8)
         Proceeds from the divestiture of businesses                         97.0           10.9        7.6
         Purchase of businesses                                               -           (118.1)    (119.6)
         Proceeds from the sale of assets                                   160.9            9.9        9.6
         Collection (purchase) of affiliate's receivables                     0.5           (0.5)        -
         Return from (investment in) affiliate, net                            -             6.6      (52.3)
                                                                           --------        ------     ------
                                                                            211.1         (195.7)    (229.5)
                                                                            -------        -------    ------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
        Net short-term debt (repayments) borrowings                         (41.8)          33.3       (3.7)
        Borrowings of long-term debt                                         57.4          122.0         -
        Repayments of long-term debt                                        (54.0)        (140.0)      (0.6)
        Affiliated (repayments/loans) borrowings/receipts                  (212.5)          86.7     (225.5)
        Interest received from parent                                        48.6           48.6       48.9
        Common stock dividends paid                                         (48.6)         (61.6)     (64.4)
        Preferred stock dividends paid                                      (73.7)         (73.7)     (73.7)
        Capital contribution from (distribution to) parent                   17.0          (10.3)        -
                                                                         ---------        --------  --------
                                                                           (307.6)           5.0     (319.0)
                                                                         ---------        --------  --------






























----------------------------------------------------------------------------------------------------------------
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (CONTINUED)
BORDEN  CHEMICAL,  INC.


                                                                                 Year ended December 31,
(In millions)                                                             2001             2000           1999
---------------------------------------------------------------------------------------------------------------
         (Decrease) in cash and equivalents                          $   (1.2)       $   (167.8)    $   (476.7)
         Cash and equivalents at beginning
           of year                                                       26.9             194.7          671.4
                                                                       -------           -------        ------
         Cash and equivalents at end
           of year                                                   $   25.7        $     26.9     $    194.7
                                                                      ========          ========        =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
         Cash paid (received):
            Interest, net                                             $  70.3        $    64.0      $     56.9
            Income taxes, net                                           (36.2)            19.2            46.1
         Non-cash activity:
           Capital contribution by parent                                31.1             44.3            26.4
           Accrued dividends on investment in affiliate                   -                6.5             1.5
           Distribution of net assets of infrastructure management
           services business to the Company's parent                      -                6.0              -
         Reclassification of minimum pension liability adjustment
           (to)/from shareholders' equity                               (66.6)             1.8             1.5
----------------------------------------------------------------------------------------------------------------

See  Notes  to  Consolidated  Financial  Statements




















































-----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  (DEFICIT)  EQUITY
BORDEN  CHEMICAL,  INC.
<BTB>
(In  millions)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                         Accumulated
                                        Preferred     Common     Paid-in     Receivable      Other         Accumulated
                                          Stock        Stock     Capital        from      Comprehensive       Deficit     Total
                                                                               Parent        Income
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998           $    614.4     $   2.0    $  358.9    $  (415.3)    $   (51.0)       $   (419.7)    $  89.3
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                      52.9        52.9

Translation adjustments and other                                                             (3.0)                         (3.0)

Minimum pension liability (net of $0.8 tax)                                                    1.5                           1.5
                                                                                                                          ---------

COMPREHENSIVE INCOME                                                                                                     $  51.4
                                                                                                                          ---------

Preferred stock dividends                                                                                      (73.7)      (73.7)

Common stock dividends                                            (64.1)                                                   (64.1)

Interest accrued on notes from parent (net of $14.0 tax)           34.5          0.4                                        34.9

Capital contribution from parent                                   26.4                                                     26.4
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999           $    614.4     $   2.0    $  355.7    $  (414.9)    $   (52.5)       $   (440.5)    $  64.2
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                      34.0        34.0

Translation adjustments and other                                                            (9.6)                          (9.6)

Minimum pension liability (net of $0.9 tax)                                                   1.8                            1.8
                                                                                                                        ---------

COMPREHENSIVE INCOME                                                                                                     $  26.2
                                                                                                                         --------

Preferred stock dividends                                                                                      (73.7)      (73.7)

Common stock dividends                                            (61.6)                                                   (61.6)

Other distributions                                               (16.3)                                                   (16.3)

Interest accrued on notes from parent (net of $17.4 tax)           31.2                                                     31.2

Capital contribution from parent                                   44.3                                                     44.3
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000           $    614.4     $   2.0    $  353.3    $  (414.9)    $   (60.3)       $    (480.2)    $ 14.3
-----------------------------------------------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements


























-----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  (DEFICIT)  EQUITY
BORDEN  CHEMICAL,  INC.

(In  millions)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                         Accumulated
                                        Preferred     Common     Paid-in     Receivable     Other          Accumulated
                                          Stock        Stock     Capital       from      Comprehensive       Deficit     Total
                                                                  Parent      Income
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000           $    614.4     $   2.0    $  353.3    $  (414.9)    $   (60.3)       $    (480.2)   $  14.3
Net income                                                                                                     (124.8)    (124.8)

Translation adjustments and other                                                             (6.9)                         (6.9)

Cumulative effect of change in accounting principle (net of $1.9 tax)                         (3.3)                         (3.3)

Derivative activity (net of $1.3 tax)                                                          2.6                           2.6

Minimum pension liability (net of $36.0 tax)                                                 (66.6)                        (66.6)
                                                                                                                           --------

COMPREHENSIVE INCOME                                                                                                     $ (199.0)
                                                                                                                           --------
Preferred stock dividends                                                                                       (61.8)      (61.8)

Common stock dividends                                            (36.4)                                                    (36.4)

Interest accrued on notes from parent (net of $13.8 tax)           24.7         10.1                                         34.8

Gain on Consumer Adhesives Sale to affiliate (net of $37.4 tax)    94.8                                                      94.8

Gain on sale of common stock equity                                10.2                                                      10.2
investment to affiliate (net of $5.6 tax)

Common stock and warrants issued to management                      1.2                                                       1.2

Capital contribution from parent of
   preferred stock and accrued dividend   (614.4)                 621.0                                                       6.6

Capital contribution from parent            -                      38.0                                                      38.0
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001           $      -       $   2.0    $1,106.8    $  (404.8)    $   (134.5)      $    (666.8)   $  (97.3)
-----------------------------------------------------------------------------------------------------------------------------------

See  Notes  to  Consolidated  Financial  Statements





































NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
(DOLLARS  IN  MILLIONS  EXCEPT  PER  SHARE  DATA)

1.     BACKGROUND

Current  Description  Summary
-----------------------------

The Company, Borden Chemical, Inc. (formerly Borden, Inc.) was incorporated on April 24, 1899. After the sale of the Consumer Adhesives business segment in 2001 to an affiliate, the sole remaining business of the Company is the Chemical business, which is engaged primarily in manufacturing, processing, purchasing and distributing forest products and industrial resins, formaldehyde, coating and other specialty and industrial chemicals worldwide. The Company's executive and administrative offices are located in Columbus, Ohio. Chemical production facilities are located throughout the United States and in many foreign countries.

On March 14, 1995, affiliates of Kohlberg Kravis Roberts & Co. ("KKR") acquired control of the Company. In late 1995, the Company began the process of redesigning its operating structure in order to maximize value for its owners and determined that certain businesses did not fit into its long-term strategic plan. At the end of 1995, the Company consisted of the following business segments: Chemical, Food, Other Consumer Products, Decorative Products, Dairy and businesses held for sale. A group of centralized corporate departments located in Columbus, Ohio provided certain governance and other administrative services to all the Company's operating business units and businesses held for sale. As of the end of 2000, all business segments had been divested except the Chemical and Consumer Adhesives segments. In 2001 the Consumer Adhesives segment was divested (see below), leaving the Chemical as the Company's sole remaining business.

In the fourth quarter of 2001, the Company merged with its subsidiaries Borden Chemical Holdings, Inc. ("BCHI") and Borden Chemical, Inc. (BCI), executed certain financial transactions with its parent and changed its name to Borden Chemical, Inc. (the "Corporate Reorganization") reflecting the fact that the only remaining business of the Company is the Chemical business (see Note 4). The Corporate Reorganization was undertaken to simplify the legal structure and strengthen the capital structure of the Company and to reduce overhead costs. As part of the Corporate Reorganization, certain functions were downsized, eliminated or transferred to a separate legal entity, Borden Capital, Inc. ("Capital"), also owned by the Company's parent. Subsequent to the Corporate Reorganization, Capital provides certain management, consulting and board services to the Company as well as other entities owned by KKR and will charge fees to the Company and the other entities for these services.

On August 13, 2001, options sold to BW Holdings, LLC ("BWHLLC"), an affiliate of the Company's parent, in 1996 to purchase 74% of the common shares of Consumer Adhesives were exercised for $54.1. Also, on August 13, 2001, a company controlled by BWHLLC purchased the remaining 26% of Consumer Adhesives' common shares for $40.0 (collectively "the Consumer Adhesives Sale"). In addition to the cash proceeds received, the Company retained continuing investments in Consumer Adhesives in the form of notes receivable and preferred stock. Prior to the Consumer Adhesives Sale, these investments were eliminated in the Consolidated Financial Statements. The notes receivable from Consumer Adhesives were sold to the Company's parent on November 19, 2001 for $57.7 (see Note 4). The carrying value of the preferred stock was $110.0 at December 31, 2001. The preferred stock was redeemed on March 1, 2002 for a $110.0 note receivable from Consumer Adhesives. On March 12, 2002, the note receivable was sold to the Company's parent for cash of $110.0 plus accrued interest. As a result of the Consumer Adhesives Sale and subsequent sale of the preferred stock, Consumer Adhesives is reflected as a discontinued operation in the Consolidated Financial Statements for all periods presented. A pre-tax gain of $132.2 ($94.8 after-tax) was recognized in Paid-in-Capital due to the affiliated nature of the transaction.

2.     NATURE  OF  OPERATIONS

The Company is engaged primarily in manufacturing, processing, purchasing and distributing forest products and industrial resins, formaldehyde, coatings and other specialty and industrial chemicals worldwide. Prior to the Consumer
Adhesives Sale, the Company also manufactured, processed, purchased and distributed consumer glues and adhesives in North America (see Note 1).

Domestic products are sold by in-house sales forces throughout the United States to industrial users. To the extent practicable, international distribution techniques parallel those used in the United States and are concentrated in Canada, Western Europe, Latin America, Australia and Malaysia.








At December 31, 2001, 28 of a total 49 manufacturing and processing facilities are located in the United States and in 2001 approximately 66% of the Company's sales were generated in the United States.

Information about the Company's operating and geographic segments is provided in
Item 1 on pages 7 to 9 and is an integral part of the Consolidated Financial Statements.

3.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Significant accounting policies followed by the Company, as summarized below, are in conformity with generally accepted accounting principles.

PRINCIPLES OF CONSOLIDATION - The Consolidated Financial Statements include the accounts of Borden Chemical, Inc. and its subsidiaries, after elimination of intercompany accounts and transactions. The Company's share of the net earnings of 20% to 50% owned companies is included in income on an equity basis. The Company amortizes any excess of cost over the underlying equity in net assets of an equity investment.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. The most significant estimates reflected in the financial statements include asset impairments, business realignment liabilities, environmental remediation liabilities, deferred tax assets and liabilities and related valuation allowances, and pension and post-retirement assets and liabilities. Other estimates include valuation allowances for accounts receivable and inventories and general insurance liabilities. Actual results could differ from these estimated amounts.

CASH AND EQUIVALENTS - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Included in the Company's cash equivalents are interest bearing time deposits of $6.9 in 2001 and $11.1 in 2000. At December 31, 2001, $0.9 of the Company's cash was restricted as collateral under a letter of credit facility. The effect of exchange rate changes on cash is not material.

INVENTORIES - Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out method.

PROPERTY AND EQUIPMENT - Land, buildings, and machinery and equipment are carried at cost. Depreciation is recorded on the straight-line basis by charges to expense at rates based on estimated useful lives of properties (average rates for buildings 4%; machinery and equipment 8%). Major renewals and betterments are capitalized. Maintenance, repairs and minor renewals are expensed as incurred.

INTANGIBLES - The excess of purchase price over net tangible and identifiable intangible assets of businesses acquired ("goodwill") is carried as intangibles in the Consolidated Balance Sheet. It is the Company's policy to carry goodwill arising prior to November 1, 1970, at cost, while goodwill arising after that date is amortized on a straight-line basis over not more than 40 years. Also included in intangibles are certain trademarks, patents and other intangible assets used in the operations of the businesses that amounted to $9.3 and $6.6 at December 31, 2001 and 2000, respectively. These intangibles are amortized on a straight-line basis over the shorter of the legal or useful life of the asset. The Company will adopt Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002 (see Recently Issued Accounting Pronouncements on page 35).

IMPAIRMENT - The Company periodically evaluates the recoverability of property, equipment, investments and intangibles by assessing whether the carrying value can be recovered over its remaining useful life through the expected future undiscounted operating cash flows of the underlying business. Any impairment loss required is determined by comparing the carrying value of the asset to operating cash flows on a discounted basis. Impairments will be assessed under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," as of January 1, 2002 (see Recently Issued Accounting Pronouncements on page
35).

REVENUE RECOGNITION - Revenues are recognized when products are shipped and title transfers to the buyer.

SHIPPING AND HANDLING - The Company records freight billed to customers in net sales. Shipping costs are incurred to move the Company's products from production and storage facilities to the customers. Handling costs are incurred from the point the product is removed from inventory until it is provided to the shipper and generally include costs to store, move and prepare the products for shipment. The Company incurred shipping costs of $63.9 in 2001, $63.8 in 2000 and $61.9 and in 1999. These costs are classified as distribution expense in the Consolidated Statements of Operations. Due to the nature of the Company's business, handling costs incurred prior to shipment are not significant.

FOREIGN CURRENCY TRANSLATIONS - Assets and liabilities of foreign affiliates are translated at the exchange rates in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the year. The effect of translation is accounted for as an adjustment to shareholders' equity.

The Company incurred realized and unrealized net foreign exchange losses (gains) aggregating $0.9 in 2001, ($0.2) in 2000 and ($0.7) in 1999.

INCOME TAXES - Income tax expense is based on reported results of operations before income taxes. Deferred income taxes represent the tax effect of temporary differences between amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Deferred tax balances are adjusted to reflect tax rates, based on current tax laws, that will be in effect in the years in which temporary differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

DERIVATIVE FINANCIAL INSTRUMENTS - The Company primarily uses three types of derivatives: interest rate swaps (which effectively convert a portion of the Company's variable rate obligations to fixed), forward exchange contracts (which reduce the Company's cash flow exposure to changes in foreign exchange rates) and natural gas futures (which reduce the Company's cash flow exposure to changes in natural gas prices). The Company does not hold or issue derivative financial instruments for trading purposes. The Company has not elected hedge accounting for any derivatives; consequently, all derivatives are measured at fair value and recorded on the balance sheet as an asset or liability, depending upon the Company's underlying rights or obligations.

EARNINGS PER SHARE - Basic and diluted net income attributable to common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. At December 31, 2001, 1.0 million warrants and 6.9 million options to purchase common shares of the company were outstanding and not considered dilutive. Prior to 2001, options issued by subsidiaries that enabled the holder to obtain stock of the subsidiary were assumed to be exercised if they were dilutive. As of December 31 2001, as a result of the Consumer Adhesives Sale (see Note 1) and the Corporate Reorganization (see Note 4), there were no options to purchase subsidiary stock outstanding. At December 31, 2000, there were 5.5 million options to purchase subsidiary stock outstanding, of which 1.1 million were considered dilutive to EPS. At December 31, 1999, there were 6.2 million options to purchase subsidiary stock outstanding, of which 5.0 million were considered dilutive to EPS.

The  Company's  diluted  EPS  is  calculated  as  follows:

--------------------------------------------------------------------------
                                                  2001     2000     1999
--------------------------------------------------------------------------
Net loss applicable to common shareholders    $ (186.6)  $ (39.7) $ (20.8)
Effect of dilutive options in subsidiary stock     -         -       (0.5)
                                               --------    ------   ------
Diluted EPS - Numerator                       $ (186.6)  $ (39.7) $ (21.3)
                                               ========   =======   ======
Weighted average shares - Denominator            199.0     199.0    199.0
                                               ========   =======   ======
Diluted EPS                                    $ (0.94)  $ (0.20) $ (0.10)
                                                ========   =======  ======
--------------------------------------------------------------------------




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







RECENTLY  ISSUED  ACCOUNTING  STANDARDS

SFAS No. 142 addresses the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS No. 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company will adopt SFAS No. 142 effective January 1, 2002, as required. At that time, annual amortization of existing goodwill will cease on the unamortized portion associated with previous acquisitions. As required, a transitional impairment test is required for existing goodwill as of the date of adoption of this Standard. This test must be completed within the first year. Any impairment loss resulting from applying the goodwill impairment test will be reported as a cumulative effect of a change in accounting principle.

The Company is in the process of evaluating the carrying value of goodwill and may be required to write-off amounts under the transitional assessment provisions of SFAS No. 142.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under this Statement, an asset retirement obligation is recognized at its fair value in the period in which it is incurred. Asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and, as such, a related amortization expense is recognized in future periods. This Statement is effective for financial statements issued for fiscal years beginning after January 1, 2003. The Company is in the process of determining the impact of adopting this Statement.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment of long-lived assets. This statement supercedes SFAS No. 121 and establishs a single accounting model which requires long-lived assets be tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Under the requirements of SFAS No. 144, discontinued operations are measured at the lower of their carrying value or fair value less cost to sell and future operating losses are no longer recognized before they occur. SFAS No. 144 broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity must be clearly distinguished, operationally, and for financial reporting purposes, from the rest of the entity. The Company will adopt this Standard prospectively effective January 1, 2002.

RECLASSIFICATION - Certain prior year amounts have been reclassified to conform with the 2001 presentation.

4.     CORPORATE  REORGANIZATION

In fourth quarter 2001, the Company merged with its subsidiaries BCHI and BCI, executed certain financial transactions with its parent and changed its name to Borden Chemical, Inc. reflecting the fact that the only remaining business of the Company is the Chemical business. The Corporate Reorganization was undertaken to simplify the legal structure and strengthen the capital structure of the Company and to reduce overhead costs. As part of the Corporate Reorganization, certain functions were downsized, eliminated or transferred to a separate legal entity, Capital, also owned by the Company's parent. Subsequent to the Corporate Reorganization, Capital provides certain management, consulting and board services to the Company as well as other entities owned by KKR and will charge fees to the Company and the other entities for these services.

The Company's parent contributed all of the outstanding Series A Cumulative Preferred Stock ("Preferred Stock") plus accumulated dividends of $6.6 to the Company as a capital contribution. Prior to this, the Company had 24,574,751 shares of Preferred Stock outstanding with a total of 100,000,000 shares authorized. Each share had a liquidation preference of $25 and was entitled to cumulative dividends at an annual rate of 12% payable quarterly in arrears. The significant impact of this transaction was to eliminate required annual future preferred dividend payments of $73.7.

As part of the Corporate Reorganization, the Company recorded severance costs of $1.5 for workforce reductions and additional costs of $2.0 related to the Corporate Reorganization. These amounts are classified as business realignment, impairments and other in the Consolidated Statements of Operations.

In conjunction with the Corporate Reorganization in the fourth quarter, the Company sold certain assets to its parent for cash. The Company sold a common stock equity investment for $55.2 resulting in a pre-tax gain of $15.8 ($10.2 after-tax) that is recorded as an increase to Paid-in-Capital due to the affiliated nature of the transaction. Notes receivable from Consumer




Adhesives were sold for $57.7, and a loan receivable from WKI Holding Company, Inc. ("WKI") (see Note 19) of $25.1 was sold for its fair value of $18.1. Prior to the sale, the Company recorded a $7.0 charge which is included in investment writedowns and other charges to reflect the decline in fair value of the WKI loan receivable. On March 12, 2001, the Company used the proceeds of $110.0, from the sale to the Company's parent of its remaining investment in Consumer Adhesives, to further repay its affiliated debt. All assets sales were sold at the fair value at the date of sale.

To further simplify its capital structure, during 2002 the Company intends to cancel a $404.8 note receivable (plus accrued interest) from its parent, which has been accounted for as a reduction from equity. Historically, the Company's parent funded the interest due on the note through common dividends received from the Company. Quarterly interest has not been paid, nor an associated dividend declared, since October 15, 2001 and no further interest or dividend payments are expected in 2002.

The Company paid Capital $8.7 to assume certain liabilities, the fair value at the date of sale, net of certain assets transferred, including accounts receivable from WKI of $3.6. These liabilities were for accrued compensation, certain employee benefit obligations and accrued liabilities associated with the transferred employees and functions.

Beginning in 1996, key subsidiaries of the Company issued stock options under their individual Stock Purchase and Option Plans for Key Employees. The options held by Chemical employees became options of the Company effective with the Corporate Reorganization (see Note 15). In addition, the Company settled the minority interest liability related to the ownership of shares in BCHI by management of BCHI by exchanging shares of the Company's stock and common stock warrants for the BCHI shares held by management. This resulted in an increase to Paid-in-Capital for $1.2, the book value of the liability which approximates fair value.

Capital began providing management, consulting and board services to the Company after the Corporate Reorganization. The Company provides certain administrative services to Capital. The Company is charged an annual fee of $9.0, payable quarterly in arrears, for the net cost of the services.

5.     BUSINESS  ACQUISITIONS

All of the Company's acquisitions described below have been accounted for using the purchase method of accounting. Accordingly, results of operations of the acquired entities have been included from the date of acquisition and any excess of purchase price over the sum of amounts assigned to identified assets and liabilities has been recorded as goodwill.

In 2001, the Company and Delta-HA, Inc. merged their North American foundry resins and coatings businesses. In conjunction with the merger the Company recognized an accrual of approximately $7.0 to restructure operations of the acquired entity, minority interest liability of $4.5 to recognize the 25% minority ownership, and recorded goodwill of approximately $9.0.

In 2000, the Company acquired the formaldehyde and certain other assets from Borden Chemicals and Plastics Limited Partnership ("BCP"), an affiliate of the Company, for $23.8 and acquired East Central Wax, Inc., a manufacturer of wax emulsions for the wood products industry, for $2.8. Both acquisitions were for cash. No goodwill was recorded with the BCP acquisition and $1.9 was recorded with the East Central Wax acquisition.

In 2000, the Company also acquired certain assets and liabilities of a Canadian based Consumer Adhesives business for $91.5 in cash. The business manufactured glue, glue sticks, paints, tapes and craft/stationery products at its manufacturing facility in Ontario, Canada. Goodwill recorded with the acquisition was $16.3. This business was sold in conjunction with the 2001 Consumer Adhesives Sale (see Note 7).

In 1999, the Company acquired Blagden Chemicals, Ltd. ("Blagden") for $71.5, Spurlock Industries, Inc. ("Spurlock") for $40.6, and a resins manufacturing plant in Minnesota for $7.5. Blagden produces formaldehyde and resins for forest products, foundry, and industrial applications at three manufacturing facilities in the United Kingdom and a fourth in the Netherlands. Spurlock is a formaldehyde and resins producer primarily for forest products applications with manufacturing facilities in Virginia, Arkansas and New York. Goodwill of $31.0 and $14.0 was recorded with the Blagden and Spurlock acquisitions, respectively.













6.     DIVESTITURES,  BUSINESS  REALIGNMENT  AND  ASSET  IMPAIRMENTS

In 2001, management continued to review and adjust its structure to streamline its operations in order to improve business financial results and maximize returns to owners of the Company. As a result of this process, the Company committed to certain business realignment activities, divested businesses and reorganized its corporate structure (see Note 4). Management of the Company expects to continue to review its operating structure and strategic options in 2002.

Divestitures
------------

The following schedule summarizes the net cash proceeds, pre-tax and after-tax gains and losses associated with business divestiture activities over the last three years.

----------------------------------------------------------------------------------------------------------
                                                     NET CASH PROCEEDS                      GAIN (LOSS)
                                                      -----------------                      -----------

                                            2001    2000     1999                   2001    2000   1999
                                           ------  -------  ------                 ------  ------  ------
CONTINUING OPERATIONS
     Ecuador                              $  5.3                                 $  (2.3)
     Printing Inks                                  $ 10.3                                 $ (3.5)
     Commercial & industrial
        wall coverings                                                                        2.0  $ 5.5
     Molding compounds business                             $ 7.6
     Other                                             0.6                                    0.6    1.9
                                         -------   ------  -------               -------  ------  -------
TOTAL CONSOLIDATED PRE-TAX               $  5.3     $ 10.9  $ 7.6                $  (2.3)  $ (0.9) $ 7.4
                                          ------  -------  ------                 -------  ------  ------

CONSOLIDATED AFTER-TAX (LOSS) GAIN                                               $  (2.8)  $ (0.5) $ 4.8
                                                                                  =======   ======  =====

DISCONTINUED OPERATIONS (SEE NOTE 7)
     Consumer Adhesives                  $  94.1                                 $  132.2
     Decorative Products                                                                           $ 0.9
     Dairy                                                                                          (5.8)
     Other                                                                                           1.8
                                        -------   -------   ------               -------  -------  ------
TOTAL CONSOLIDATED PRE-TAX               $  94.1       -    $   -                $  132.2  $   -   $(3.1)
                                        =======  ======  ======                 =======   ======    =====
CONSOLIDATED AFTER-TAX GAIN (LOSS)                                               $  94.8   $ 93.0  $(2.0)
                                                                                 ======   ======   ======
---------------------------------------------------------------------------------------------------------

In  2001,  the Company divested its Consumer Adhesives business (see Notes 1 and
7) and its chemical operation in Ecuador. Proceeds from the Consumer Adhesives Sale were $94.1, net of $2.4 cash sold with the business, resulting in a pre-tax gain of $132.2 ($94.8 after-tax) which was recorded in Paid-in-Capital due to the affiliated nature of the transaction. Proceeds from the sale of the Ecuador chemical business were $5.3, resulting in a pre-tax loss of $2.3 ($2.8 after-tax).

In 2000, the Company sold its chemical printing inks business for $10.3, resulting in a pre-tax loss of $3.5 ($2.2 after-tax), and distributed 100% of its ownership in its infrastructure management services business to its parent, which was treated as a dividend at the recorded net book value of approximately $16.

In 1999, the Company recorded $7.4 of additional pre-tax gain, due to lower than expected exit costs related primarily to the previous sale of its commercial and industrial wallcoverings business which was sold prior to 1999. The Company also sold the molding compounds business that was acquired in 1998 with a melamine resins business, which was accounted for as part of the acquisition of the melamine resins business acquired from Sun Coast Industries.

Business  Realignment,  Impairments  and  Other
-----------------------------------------------

During 2001, the Company recorded business realignment, impairments and other expense of $145.4, consisting of business realignment expense of $25.3, non-cash asset impairment charges of $101.1 and other charges of $19.0 related to environmental remediation costs related to a previously owned business.






Provided  below  is a summary of business realignment reserve activity for 2001:

---------------------------------------------------------------------------------------------------
                                          RESERVES                                  RESERVES
                                         DECEMBER 31,        2001         2001    DECEMBER 31,
                                            2000           EXPENSE (1)   CHARGES      2001
---------------------------------------------------------------------------------------------------

Plant closure costs                    $    32.3         $     12.7     $   (30.7)   $   14.3
  Severance and other employee costs         -                 12.6          (4.1)        8.5
                                       ---------         ----------     ----------   --------
                                       $    32.3         $     25.3     $   (34.8)   $   22.8
---------------------------------------------------------------------------------------------------

(1)     Excludes  $101.1  of  non-cash  impairment  charges  and $19.0 of other charges related to a previously  owned  business.


Business realignment expense in 2001 of $25.3 consists of $12.7 of plant closure costs and $12.6 of severance and other employee costs. Plant closure costs include fixed asset write-offs of $11.5, plant employee severance of $4.1, and demolition, environmental and other costs of $7.6, offset by a pre-tax gain on the sale of land associated with a closed plant of $10.5 ($6.5 after-tax).

In fourth quarter 2001, the Company announced that it had decided to offer for sale its wholly-owned subsidiary, Melamine Chemicals, Inc. ("MCI"), which manufactured melamine crystal at a plant in Louisiana. For economic and strategic purposes, the Company has entered into a long-term contractual arrangement, which took effect January 1, 2002, with a major supplier for a substantial portion of its future melamine crystal needs. As of the end of the year no sale had been negotiated and in January 2002, the plant was shut-down indefinitely. Under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company recorded a 2001 expense of $98.2 for impairment of melamine fixed assets, spare parts and goodwill of $62.5, $3.0 and $32.7, respectively. The Company expects to incur additional employee and environmental costs in the first quarter 2002. Also in fourth quarter 2001, the Company discontinued construction of a new plant and recorded a charge of $2.9 of engineering, construction and other costs to reflect estimated net recoverable value of the land and building.

Additionally, in the fourth quarter 2001, the Company recorded a $19.0 charge that reflects management's estimate of probable environmental remediation costs that the Company has incurred related to fourth quarter 2001 activity for a previously owned business.

Following are discussions of business realignment charges recorded in 2000 and 1999:

In fourth quarter 2000, the Company recorded a charge of $24.5 related primarily to the closure of two forest products plants in the United States and the consolidation of its administrative headquarters in the United Kingdom. The charge consists primarily of severance costs and asset write-downs.

In third quarter 2000, the Company recorded an additional charge of $1.8 related to additional environmental remediation costs associated with a plant closure in Argentina. In second quarter 2000, the Company recorded a charge of $9.0 related primarily to the closure of a United Kingdom formaldehyde and resins plant. The charge primarily consists of severance costs.

In first quarter 2000, the Company recorded $2.8 primarily for severance and environmental remediation costs related to the closure of resins operations in Argentina and California.

In third quarter 1999, management approved a plan to close a Brazil Chemical operation and Uruguay Chemical business. As a result, a charge of $3.6 was recorded which relates primarily to write off of fixed assets .

In second quarter 1999, the Company finalized a plan for the closure of the Chemical resins operations in the Philippines. As part of this plan, long-lived assets to be disposed of were written down to net realizable value, resulting in a business realignment charge of $13.0. Also in second quarter 1999, the Company discontinued a plant expansion project. As a result, the Company wrote-off $25.0 of engineering, equipment and other costs.











7.     DISCONTINUED  OPERATIONS

The summary of discontinued operations below includes Consumer Adhesives' results through the date of the Consumer Adhesives Sale and the 1999 loss from discontinued operations recorded by an investee accounted for under the equity method:

----------------------------------------------------------------
                                   2001       2000       1999
                                  ------     ------     -----
Net sales                         $106.3     $138.0    $99.3
Income before income taxes         17.4       19.1      16.4
Income tax expense                  5.6        5.8       6.0
                                 -------    -------    -----
 Income from discontinued
     operations                   $11.8      $13.3     $10.4
----------------------------------------------------------------

In addition to the amounts shown above, gains and losses (net of tax) recognized on the sale of discontinued operations are included separately in the Consolidated Statements of Operations (see also Note 6).

As a result of a settlement reached with the Internal Revenue Service in the second quarter of 2000, amounts established for tax issues related to the prior divestiture of certain segments of the Company's business were no longer considered necessary. A portion of these amounts was classified as gain on the sale of discontinued operations in 2000, consistent with the classification of these amounts when established (see also Item 7 relating to Management's discussion on income tax expense). Included as gain on disposal of discontinued operations in 2000 for these amounts is $93.0.

Included in the 1999 net of tax loss on disposal of discontinued operations is $2.0 which represents the loss of $3.7 recorded by the Company's investee, accounted for under the equity method, offset by a favorable claim settlement related to a 1997 divestiture of $0.6, and a gain of $1.1 due to lower than expected exit costs related to a 1996 divestiture.

8.     OTHER  COMPREHENSIVE  INCOME

Other  Comprehensive  income  includes  the  following  items:

--------------------------------------------------------------------------
                                                2001     2000    1999
                                               -------  ------  -------
 Foreign currency translation adjustments      $(12.7)  $(9.6)  $10.4
 Reclassification adjustments                     5.8      -    (13.4)
 Cumulative effect of change in accounting
    principle                                    (3.3)    -         -
 Derivative activity                              2.6     -         -
 Minimum pension liability                      (66.6)   1.8      1.5
                                                 -----   -----  ------
                                               $(74.2) $(7.8)   $(1.5)
                                               ======   ======  ======
--------------------------------------------------------------------------

The 2001 reclassification adjustment reflects the accumulated translation adjustment recognized on the sale of the Company's operations in Ecuador. The reclassification adjustments in 1999 primarily represent the accumulated translation adjustment included as part of the charge to close the Chemical operations in the Philippines.

The cumulative effect of change in accounting principle represents the impact of the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. The Company recorded a pre-tax initial transition adjustment to Other Comprehensive Income of $5.2 ($3.3 net of tax) of which $3.9 ($2.6 net of tax) was reclassified into earnings for the year ended December 31, 2001.

9. INVESTMENTS AND INVESTMENTS IN AFFILIATES Investment in affiliates at December 31, 2001 represents the Company's investment in Consumer Adhesives preferred stock. In March 2002, the preferred stock was redeemed for a note receivable, which was then sold to the Company's parent, along with accrued interest, at fair value (see Note 4). The investment in Consumer Adhesives preferred stock eliminated in consolidation at December 31, 2000.

Investments at December 31, 2000 represent a common stock equity investment that was sold in 2001 for $64.1. Of the total proceeds, $8.9 was received from sales to third parties and $55.2 was received from the Company's parent as part of the Corporate Reorganization (see Note 4).

Investment in affiliates at December 31, 2000 represents the Company's investment in WKI preferred stock which was written off in 2001.

The Company continuously reviews the carrying value of investments in accordance with existing accounting guidance that requires investments to be adjusted to fair value if the decline in value is considered to be "other than temporary" based on certain criteria. The Company recorded investment write-downs of $10.0, $48.0 and $3.0 in 2001, 2000 and 1999, respectively.

10. DEBT, LEASE OBLIGATIONS, UNCONDITIONAL PURCHASE OBLIGATIONS AND RELATED COMMITMENTS

Debt  outstanding  at  December  31,  2001  and  2000  is  as  follows:

-------------------------------------------------------------------------------------------------------------------------
                                                                       2001                               2000
                                                                      -------                            ------
                                                                           Due Within                         Due Within
                                                                Long-Term   One Year          Long-Term         One Year
                                                                ---------   ----------       ----------        ---------
9.2% Debentures due 2021                                     $    117.1                       $  117.1

7.875% Debentures due 2023                                        250.0                          250.0

Sinking fund debentures:
8-3/8% due 2016                                                    78.5                           78.5
9-1/4% due 2019                                                    48.7                           48.7


Industrial Revenue Bonds (at an average rate of 9.5% in 2001
and 2000)                                                          34.9  $     1.4                36.2         $     1.1
Other (at an average rate of 13.3% in 2001 and 9.5% in 2000)        3.3         -                                    1.8

Total current maturities of long-term debt                                     1.4                                   2.9

Short-term debt (primarily foreign bank loans
at an average rate of 10.6%)                                                   1.7                                  40.6
Total debt                                                   $    532.5  $     3.1           $  530.5          $    43.5
-------------------------------------------------------------------------------------------------------------------------


In fourth quarter 2000, the Credit Agreement was reduced from $895.0 to $809.0 in accordance with the terms of the Credit Agreement. In the third quarter of 2001, the Credit Agreement was further reduced to $250.0. Of the reduction, $95.8 was in accordance with the terms of the Credit Agreement due to the sale of substantially all of foods business (Foods) assets. The remaining reduction was made at the election of the Company. As of December 31, 2001, the Company had a contractually committed line of credit of $250.0 which expires on July 13, 2002. Current pricing under the LIBOR based borrowing option is LIBOR plus 25 basis points. The commitment fee on the unused portion of the facility is 10 basis points.

The Credit Agreement, as amended, contains covenants that significantly limit or prohibit, among other things, the Company's and its subsidiaries' ability to incur indebtedness, make prepayments of certain indebtedness, pay dividends, engage in transactions with affiliates, create liens, make changes in its business or control of the Company, sell assets, engage in mergers and consolidations, and use proceeds from asset sales and certain debt and equity issuances. In addition, the credit facility requires that capital expenditures be limited to certain specified amounts and that certain financial ratios be maintained, including a minimum ratio of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization as adjusted by the Credit Agreement) to interest expense and a maximum ratio of total debt to EBITDA.

At December 31, 2001 and 2000, there were no borrowings outstanding under the Credit Agreement and $89.9 and $95.0 in letters of credit, as of December 31, 2001 and 2000, respectively. Provisions under the Credit Agreement require Foods to guarantee the Company's obligations under the Credit Agreement. The Company had $161.0 available for borrowing under its Credit Agreement at December 31, 2001, and incurred commitment fees of $1.5 in 2001 and $1.3 in 2000.














During first quarter 2002, the Company finalized an uncommitted letter of credit facility totaling $45.0, and is currently in the process of negotiating an increase. The Company is required to provide cash collateral equivalent to 101% of the letters of credit outstanding under this facility. The fees under the facility are 1/2% per annum on the amount of letters of credit outstanding. In addition, a 1/8% per annum issuance fee is in effect for all new letters of credit not transferred from the existing $250.0 Credit Agreement. Given that the facility is an uncommitted agreement, no financial covenants or expiration date exist, thus either party can give notice of cancellation at any time.

Additional credit agreements are executed for the Company's international locations. As of December 31, 2001, these locations had credit facilities totaling $10.7. Of this amount $8.7 (net of $1.5 in a term loan and $0.5 in other draws on the line of credit) was available for borrowing under these credit agreements. The Company's international units incurred no commitment fees in 2001.

Purchase  Obligations
---------------------
In fourth quarter 2000, the Company entered into fixed rate, fixed quantity contracts to secure a portion of future natural gas usage at certain facilities. The contracts were entered into to partially hedge the Company's risk associated with natural gas price fluctuations in peak usage months. Contracts covered the period from October 2000 through March 2003. Gas purchases under these contracts totaled $0.9 million in 2001, with $1.1 million of future commitments at December 31, 2001. These contracts covered between 75% and 85% of 2001 natural gas usage during the periods of the contracts at those facilities.

Due to a sharp increase in natural gas prices in 2000, the Company expanded its natural gas hedging activities in June 2001 to hedge a portion of natural gas purchases for all of North America. The Company entered into futures contracts for the months of June 2001 through March 2002. The contracts are settled for cash each month based on the closing market price on the last day the contract trades on the New York Mercantile Exchange. Approximately 24% of the Company's 2001 North American natural gas usage from June through December was hedged through futures contracts. Commitments under these contracts in 2001 totaled $1.7 million, with $0.5 million of future commitments at December 31, 2001.

Aggregate maturities of total debt, minimum annual rentals under operating leases and unconditional purchase obligations for natural gas at December 31, 2001, for the Company is as follows:

---------------------------------------------------------------------------------------------------
                                                                  MINIMUM          PURCHASE
                                                              RENTALS  UNDER   OBLIGATIONS  FOR
                                                   DEBT      OPERATING LEASES      NATURAL GAS
---------------------------------------------------------------------------------------------------
2002                                            $   3.1  $     15.3             $      1.2
2003                                                 -         14.1                    0.4
2004                                                 -         13.5                     -
2005                                                 -         12.6                     -
2006                                                3.3        12.5                     -
2007 and thereafter                               529.2         4.7                     -
                                                --------     -------               --------
                                                $ 535.6  $     72.7             $      1.6
---------------------------------------------------------------------------------------------------

Rental expense amounted to $19.6, $22.9 and $21.5 in 2001, 2000 and 1999, respectively.

11.     INCOME  TAXES
Comparative analysis of the Company's income tax expense (benefit) related to continuing operations follows:

---------------------------------------------------------------------------------------------------
                                                    CURRENT                        DEFERRED
                                                    -------                        --------
                                           2001    2000     1999             2001     2000    1999
                                           ------  -------  ------          -------  ------  ------
Federal                                    $(0.4)  $(28.5)  $(8.2)           $(25.8)  $15.3   $ 7.1
State and Local                             (4.3)    (1.5)    0.9              (0.8)   (1.3)   (0.2)
Foreign                                     (0.2)    (1.2)   16.0               0.7     4.8    (1.0)
                                           ------   ------  -----              -----  -----  -------
                                           $(4.9)  $(31.2)  $ 8.7            $(25.9)  $18.8   $ 5.9
---------------------------------------------------------------------------------------------------

The Company's income tax expense related to discontinued operations was $5.6, $5.8 and $6.0 in 2001, 2000 and 1999, respectively. The Company's income tax expense from the gain on disposal of discontinued operations was $37.4 in 2001, which is reflected as a reduction to Paid-in-Capital due to the affiliated nature of the transaction (see Note 1). The Company's income tax (benefit) expense related to the gain (loss) on disposal from discontinued operations was $(93.0) and $(1.1) in 2000 and 1999, respectively.

A reconciliation of the Company's difference between income taxes related to continuing operations computed at Federal statutory tax rates and provisions for income taxes is as follows:

<S
-------------------------------------------------------------------------------------------------->
                                               2001                   2000                     1999
---------------------------------------------------------------------------------------------------
Income taxes computed at
     Federal statutory tax rate            $(58.6)                 $(29.6)                   $20.7
State tax provision, net of
     Federal benefits                        (5.8)                   (2.7)                     0.9
Foreign tax differentials                     1.2                     1.8                      0.2
Foreign source income also subject
     to U.S. taxation                        12.4                    13.1                     (7.2)
Losses and other expenses
     not deductible for tax                   2.8                      -                         -
Asset impairment                             31.7                      -                         -
Adjustment of prior estimates               (14.5)                    5.0                        -
---------------------------------------------------------------------------------------------------
Income Tax (benefit) expense               $(30.8)                 $(12.4)                   $14.6
---------------------------------------------------------------------------------------------------

The domestic and foreign components of the Company's income from continuing operations before income taxes are as follows:
---------------------------------------------------------------------------------------------------
                                            2001                    2000                       1999
                                          --------               -------                      -----
Domestic                                 $(165.5)                $(89.9)                      $16.6
Foreign                                     (1.9)                   5.2                        42.5
                                         $(167.4)                $(84.7)                      $59.1
---------------------------------------------------------------------------------------------------

The tax effects of the Company's significant temporary differences, and loss and credit carryforwards, which comprise the deferred tax assets and liabilities at December 31, 2001 and 2000 follow:

----------------------------------------------------------------------------------------------------
                                                           2001                                2000
----------------------------------------------------------------------------------------------------
ASSETS
Non-pension post-employment benefit
  obligations                                           $  53.8                            $  49.7
Divestiture reserve                                         6.6                               16.8
Accrued expenses and other expenses                        82.9                               79.6
Foreign accrued expenses, pensions and
   other expenses                                           3.6                                4.5
Loss and credit carryforwards                             190.4                              198.0
Pension liability                                           9.0                               (1.3)
Gross deferred tax assets                                 346.3                              347.3
                                                         ------------------------------------------
Valuation allowance                                      (110.4)                            (101.7)
                                                          235.9                              245.6
                                                         ------------------------------------------

LIABILITIES
Property, plant, equipment and intangibles                 56.1                              59.8
Foreign property, plant, equipment/other                    7.0                              14.7
Certain foreign intangibles                                (0.7)                             (1.2)
Prepaid pension                                              -                               35.7
Deferred gain on sale of partnership interest              17.7                              17.8
Other prepaids                                              2.6                              (3.8)
                                                         ------------------------------------------
Gross deferred tax liabilities                             82.7                             123.0
---------------------------------------------------------------------------------------------------
Net asset                                               $ 153.2                          $  122.6
---------------------------------------------------------------------------------------------------


The Company's net deferred tax asset at December 31, 2001 was $153.2. Of this amount, $152.1 represents net domestic deferred tax assets related to future tax benefits. Included in the domestic deferred tax asset is $21.0 of net operating loss carryforward for U.S. federal tax purposes, which will begin to expire in 2021. Realization of the domestic net operating loss is dependent upon generation of approximately $60.0 of future income before the expiration dates. Also included within the domestic deferred tax asset is $59.7 of foreign tax credits with a related valuation allowance of $49.6. These foreign tax credits consist entirely of foreign tax credit carryover which was generated in 1998 and 1999 and will begin expiring in 2004. Realization of the entire net domestic deferred tax asset is dependent on generation of approximately $435 of future taxable income.

The Company has not recorded income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. Undistributed earnings permanently reinvested amounted to $130.8 at December 31, 2001.

12.     PENSION  AND  RETIREMENT  SAVINGS  PLANS

Most U.S. employees of the Company are covered under a non-contributory defined benefit plan ("the Pension Plan"). The Pension Plan provides benefits for salaried employees based on eligible compensation and years of credited service and for hourly employees based on years of credited service.

Certain employees in other countries are covered under contributory and non-contributory defined benefit foreign plans. Additionally, eligible salaried and hourly employees may contribute up to 5% of their pay (7% for certain longer service salaried employees), which is currently matched by the Company at 100%. The Company has the option to match up to 125% of this amount based on financial performance. Charges to operations for matching contributions under the Company's retirement savings plans in 2001, 2000 and 1999 amounted to $5.3, $6.2 and $5.9, respectively.

The Company's funding of the pension plan equals or exceeds the minimum funding requirements imposed by Federal and foreign laws and regulations.

Subsequent to the Consumer Adhesives sale in 2001 and the sales of the food business (Foods) and the salty snacks business (Wise) in 1996 (see Note 1), the Company's pension plan retained the liabilities related to the employees of these businesses. The projected benefit obligation and plan assets include the domestic obligation and assets for the Consumer Adhesives business in 2001 and 2000 and for Foods in 2000. The Company recorded receivables from these businesses for their actuarially determined liabilities adjusted annually for actuarially determined expense and funding payments. The receivable from the Consumer Adhesives business is included in other assets at December 31, 2001. The receivables from Foods and Wise were collected in 2001 and 2000, respectively, upon the sales of these businesses from the affiliated group and the resultant settlement of significant portions of these liabilities. Consequently, the Company recorded settlement and curtailment charges of $10.7 relating to this settlement of plan liabilities for Foods in 2001 and an additional $5.6 settlement for other lump sum payments made by the plan during 2001. In 2000 a settlement charge of $8.9 was recorded relating to the settlement of the liability for Wise, as well as other lump sum settlements made during 2000.








































The  assets  and  benefit  obligations  of  the  plans  were  as  follows:

----------------------------------------------------------------------------------------------------
                                                                         2001                   2000
----------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION

Benefit obligation at beginning of year                                 $306.4               $332.3

Service cost                                                               4.3                  4.7
Interest cost                                                             22.0                 23.5
Actuarial losses                                                          16.2                  8.8
Foreign currency exchange rate changes                                    (0.2)                (0.4)
Benefits paid                                                            (45.8)               (46.6)
Plan amendments                                                            0.1                 (0.7)
Acquisitions                                                                -                   7.4
Settlements/curtailments                                                 (19.9)               (22.6)
Special termination benefits                                               5.1
                                                                         ------               ------
                                                                        $288.2               $306.4
                                                                        ------               -------
CHANGE IN PLAN ASSETS

Fair value of plan assets at beginning of year                          $386.9               $381.0
Actual return on plan assets                                             (60.1)                67.4
Foreign currency exchange rate changes                                    (0.2)                (0.2)
Employer contribution                                                      1.1                  3.1
Benefits paid                                                            (45.8)               (46.6)
Acquisitions                                                                                    8.1
Settlements/curtailments                                                 (21.4)               (25.9)
                                                                       ---------            --------
Fair value of plan assets at end of year                                $260.5               $386.9
                                                                       --------              -------

Plan assets (less than) in excess of benefit obligation                 $(27.6)              $ 80.5

Unrecognized net actuarial loss                                          103.6                 22.3
Unrecognized initial transition gain                                                           (0.1)
Unrecognized prior service cost                                            2.7                  4.7
                                                                       --------              -------
Net amount recognized                                                   $ 78.7               $107.4
                                                                        -------              -------
----------------------------------------------------------------------------------------------------

Amounts recognized in the balance sheets, after reclassification of the prepaid pension asset to reflect a minimum pension liability adjustment, consist of:

----------------------------------------------------------------------------------------------------
                                                                          2001                  2000
----------------------------------------------------------------------------------------------------
Prepaid benefit cost based on a September 30 measurement date                                $112.0
Accrued benefit liability                                               $(27.1)                (5.3)
Intangible asset                                                           2.7
Accumulated other comprehensive income                                   103.1                  0.7
                                                                        -------             --------
  Net amount recognized                                                 $ 78.7               $107.4
----------------------------------------------------------------------------------------------------

Plan  assets  consist  primarily of equity securities and corporate obligations.

The Company's pension expense excludes the expense related to the Foods and Wise following the dates they were sold by the Company. Consumer Adhesives' expense is insignificant for all periods presented. Following are the components of net pension expense recognized by the Company:

----------------------------------------------------------------------------------------------------------------------
                                                             2001                       2000                      1999
----------------------------------------------------------------------------------------------------------------------
Service cost                                              $  3.4                     $  2.9                    $  3.1
Interest cost on projected benefit obligation               18.7                       18.8                      17.8
Expected return on assets                                  (22.9)                     (21.4)                    (22.2)
Amortization of prior service cost                           0.4                        0.5                       0.7
Amortization of initial transition asset                    (0.1)                      (0.3)                     (0.4)
Recognized actuarial loss                                    3.7                        6.4                       5.4
Settlement/curtailment loss                                 16.3                        8.9                       0.6
                                                          -------                    -------                   -------
Net pension expense                                       $ 19.5                     $ 15.8                    $  5.0
----------------------------------------------------------------------------------------------------------------------


The weighted average rates used to determine net pension expense for the Company were as follows:

<BTB>
--------------------------------------------------------------------------------------------------------------------
                                                              2001                        2000                 1999
--------------------------------------------------------------------------------------------------------------------
Discount rate                                                  7.7%                        7.7%                 6.7%
Rate of increase in future compensation levels                 4.7%                        4.7%                 4.2%
Expected long-term rate of return on plan assets               8.7%                        8.7%                 7.9%
--------------------------------------------------------------------------------------------------------------------

The projected benefit obligation and fair value of plan assets for the Company's pension plans with benefit obligations in excess of plan assets were $288.2 and $260.5, respectively, as of December 31, 2001 and $5.6 and $0.0, respectively, as of December 31, 2000.

Most employees not covered by the Company's plans are covered by collectively bargained agreements, which are generally effective for five years. Under Federal pension law, there would be continuing liability to these pension trusts if the Company ceased all or most participation in any such trust, and under certain other specified conditions. The Statements of Operations include charges of $0.4, $0.2 and $1.3 in 2001, 2000 and 1999, respectively, for payments to pension trusts on behalf of employees not covered by the Company's plans.

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

-------------------------------------------------------------------------------------------------
                                                            2001                        2000
-------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                    $108.1                     $103.4
Interest cost                                                 7.9                        7.3
Contributions by plan participants                            2.8                        2.0
Actuarial losses                                             16.4                        8.2
Benefits paid                                               (12.8)                     (11.8)
Plan amendment                                                -                         (1.0)
Divestitures                                                 (2.0)                        -
Assumption of liability from Foods                            8.1                         -
                                                       --------------             ------------

Benefits obligation at end of year                          128.5                       108.1

Unrecognized net actuarial (loss) gain                        4.9                        23.8
Unrecognized prior service benefit                           10.6                        19.5
                                                       ------------              --------------
Accrued postretirement
 obligation at end of year                                  $144.0                      $151.4
-------------------------------------------------------------------------------------------------

The Company assumed the remaining domestic post-retirement benefit liability of $8.1 from Foods in December 2001.

Also included in the Consolidated Balance Sheets at December 31, 2001 and 2000 are other post-employment benefit obligations of $6.9 and $2.3, respectively.

A 7.25% and 7.74% weighted average discount rate was used in determining the postretirement benefit obligation at December 31, 2001 and 2000, respectively. For measurement purposes, health care costs are assumed to increase 5.25% for pre-65 benefits and 8.75% for post-65 benefits in 2002 grading down gradually to a constant 5.25% annual increase by the year 2008 for post-65 benefits. The comparable assumptions for the prior year were 9.25% and 5.75% by the year 2008.






Following are the components of net postretirement benefit recognized for 2001, 2000 and 1999:

-----------------------------------------------------------------------------------------------
                                                  2001               2000                 1999
-----------------------------------------------------------------------------------------------
 Interest cost on projected benefit obligation  $ 7.9              $ 7.3                 $ 6.7
 Amortization of prior service benefit           (8.9)              (9.3)                 (8.7)
 Immediate recognition of initial obligation                                               1.0
 Recognized actuarial gain                       (0.5)              (1.8)                 (2.7)
 Settlement / curtailment gain                   (0.5)              (1.1)
                                                ------              ------               ------
 Net postretirement benefit                     $(2.0)             $(4.9)                $(3.7)
-----------------------------------------------------------------------------------------------

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

-------------------------------------------------------------------------------------------------------------------------------
                                                               1% increase                                     1% decrease
                                                            ---------------                                 --------------
Effect on total service cost and interest cost components     $     0.6                                      $     (0.5)
Effect on postretirement benefit obligation                         7.8                                            (7.0)
-------------------------------------------------------------------------------------------------------------------------------

14.     SHAREHOLDERS'(DEFICIT)EQUITY

Preferred  Stock
----------------
On November 19, 2001, the Company's parent contributed all of the outstanding Preferred Stock plus accumulated dividends of $6.6 to the Company as a capital contribution. (See Note 4 for additional information).

Common  Stock  and  Warrants  and  Options  on  Common  Stock
-------------------------------------------------------------
The Company has 199,121,749 shares of $0.01 par value common stock issued and outstanding and 300,000,000 shares authorized. This includes 146,755 shares held by management of the Company, which were issued as a result of the Corporate Reorganization. In addition, management received warrants to purchase 1,039,864 shares of common stock. The warrants have a strike price of $2.78, the fair value at the date of grant, and a twenty-year life.

Other  Shareholders'  Equity
----------------------------
The Company declared common stock cash dividends of $36.4, $61.6 and $64.1 during 2001, 2000 and 1999, respectively. The dividends were recorded as a charge to paid-in capital to reflect a return of capital to the Company's parent.

At December 31, 2001, the Company held $404.8 of notes receivable from its parent, which accrue interest at 12% per year, payable quarterly, and mature on September 29, 2005. The notes were received from an affiliate of the Company's parent as proceeds from the 1996 sales of Wise and Foods and from the issuance of options on the common stock of the Consumer Adhesives business and of Borden Decorative Products Holdings, Inc., the latter of which was cancelled in 1998 upon the sale of that business. Interest due on the notes of $10.1 at December 31, 2001 will not be paid and, to further simplify the Company's capital structure, during 2002 the Company intends to cancel this note receivable from its parent (see Note 4).

During 1996 the Company sold an option to BWHLLC to purchase what was then all of the common stock of the Consumer Adhesives business for $54.1, which was 110% of the August 16, 1996 fair market value of the common stock. The option was issued at fair value with a five-year expiration. During 2000, the Company made a capital contribution to the Consumer Adhesives business in exchange for additional shares of stock. On August 13, 2001, the option was exercised and an affiliate of the Company purchased the remaining 26% of Consumer Adhesives' common shares issued in 2000, for $40.0. A deferred pre-tax gain of $132.2 ($94.8 after-tax) related to this transaction is included in Paid-in-Capital (see Note 1).

The Corporate Reorganization resulted in the issuance of shares of common stock of the Company and warrants to purchase common stock to certain management members, in exchange for the shares they held in BCHI. This resulted in an increase to Paid-in-Capital for $1.2, the book value of the minority interest liability that represented their previous interest in BCHI.

In addition to the contribution of the Preferred Stock and accumulated dividends discussed above, the Company's parent contributed $17.0 of cash as a capital contribution in conjunction with the Corporate Reorganization. The Company's parent also contributed tax benefits to the Company of $21.0, $44.0 and $26.4 during 2001, 2000 and 1999, respectively. The Company is included in its parent's tax return and the deductible interest expense on the parent's notes payable reduces the Company's tax liability.

During 2000, the Company distributed 100% of its ownership in the infrastructure management services business to the Company's parent. The distribution was recorded at net book value of $16.3, including $8.6 owed by the Company to the infrastructure management services business in accordance with a tax sharing agreement. Subsequent to the distribution, substantially all of the assets of the infrastructure management services business were sold to a subsidiary of Interliant, Inc. Subsequent to this sale, the remaining assets of the infrastructure management services business, with a net book value of approximately $0.3, were contributed back to the Company from the Company's parent.

The Company recorded a net of tax minimum pension liability adjustment of $66.6, $1.8 and $1.5 for 2001, 2000 and 1999, respectively, relating to underfunded pension plans, which is reflected in accumulated other comprehensive income.

15.      STOCK  OPTION  PLANS  AND  OTHER  STOCK  BASED  COMPENSATION

Unit  Appreciation  Rights
--------------------------
Certain employees of the Company hold unit appreciation rights ("UAR's") granted by the Company in BWHLLC. The UAR's have a ten year life with vesting periods ranging from 4 to 5 years. The UAR's are accounted for under the liability method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and any compensation expense incurred in conjunction with the UAR's will be reflected in the Statements of Operations for the Company. For 2001, 2000 and 1999, the Company has not recorded any compensation expense attributable to the UAR's. There were 45,832,312 UAR's outstanding at December 31, 2001 and no UAR's available for future grants.

Stock  Options
--------------
As a result of the Corporate Reorganization, the Consumer Adhesives Sale and distribution of the infrastructure management services business, there are no options on subsidiary stock outstanding as of December 31, 2001. Beginning in 1996, key subsidiaries of the Company issued stock options under their individual Stock Purchase and Option Plans for Key Employees. Under these plans, equity in the Chemical, Consumer Adhesives and infrastructure management services business units was sold to key management personnel. Fixed stock options were granted to purchase additional shares at varying exercise prices between $5.00 and $11.50. In addition, each company granted fixed stock options to employees under their respective broad-based option plans. The options were issued with exercise prices at or above fair value, with vesting over five year and ten year lives.

The options granted to Chemical employees became options of the Company effective with the Corporate Reorganization. The conversion of subsidiary shares and options provided subsidiary management with equivalent intrinsic value at the new measurement date. Accordingly, no compensation expense was recorded. The strike prices of the options have a range of $4.13 to $5.00, which exceeds estimated fair value. As of December 31, 2001 there are 6,871,380 options outstanding on the Company's common stock and no options available for future grants.

The liability for options relating to the Consumer Adhesives business was sold with this business and the liability for options relating to the infrastructure management services business was included in the distribution of this business. The options related to the infrastructure management services business were subsequently exercised upon the sale of that business by the Company's parent.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Under the provisions of APB No. 25, compensation expense recorded by the Company was $0.1 for 2000. No compensation expense under APB No. 25 was recorded in 2001 nor 1999. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have been the amounts presented below:

-----------------------------------------------------------------------------------------------------------------
                                                                   2001                2000            1999
-----------------------------------------------------------------------------------------------------------------
Net loss applicable to common stock- as reported                 $(186.6)              $(39.7)        $(20.8)
Net loss applicable to common stock - proforma                    (187.2)               (40.8)         (22.1)
Basic and diluted net income (loss) per share - as reported        (0.94)               (0.20)         (0.10)
Basic and diluted net income (loss) per share - proforma           (0.94)               (0.21)         (0.11)
-----------------------------------------------------------------------------------------------------------------


The Corporate Reorganization resulted in a new measurement date for these options for purposes of measuring compensation expense. To determine compensation cost according to SFAS No. 123, the fair value of each option was estimated as of the measurement date using the Black-Scholes option-pricing model with a risk free weighted average interest rate of 4.37% and expected lives of five years.

Information regarding the management stock option plans for the Company is as follows:

-------------------------------------------------------------------------------------------------------------------------------
                                                      2001                      2000                         1999
                                              ---------------------     -----------------------      ---------------------
                                                            Weighted                    Weighted                  Weighted
                                                            Average                     Average                   Average
                                                            Exercise                    Exercise                  Exercise
                                               Shares        Price     Shares            Price       Shares         Price
-------------------------------------------------------------------------------------------------------------------------------
Options outstanding, beginning of year         4,382,500 $   5.43      5,380,155       $ 5.37       4,842,155      $ 5.00
     Options exercised                             -          -           -               -             -            -
     Options granted                               -           -           -               -           926,000        7.13
     Option conversion                         4,451,880     4.38
     Options relating to distributed business      -           -       (564,655)         5.00           -            -
     Options forfeited                        (1,963,000)    5.09      (433,000)         5.22        (388,000)       5.00
Options outstanding end of year                6,871,380     4.38      4,382,500         5.43        5,380,155       5.37
-------------------------------------------------------------------------------------------------------------------------------

The option conversion relates to the increase in options as a result of the Corporate Reorganization (see Note 4). Options relating to distributed business represents options for the infrastructure management services business which was distributed to the Company's parent during 2000 (see Note 19).

At December 31, 2001 there were 5,213,104 options exercisable, with a range of exercise prices of $4.13 to $5.00, a weighted average exercise price of $4.26 and a weighted average remaining life of 5 years. At December 31, 2000, there were 2,528,400 options exercisable with a weighted average exercise price of $5.15. At December 31, 1999, there were 1,882,900 options exercisable with a weighted average exercise price of $5.00.

16.      DERIVATIVE  FINANCIAL  INSTRUMENTS

The effect on the Company's other comprehensive income from adoption of SFAS No. 133 as of January 1, 2001 was a charge of $5.3 ($3.3 net of tax), as discussed further in Note 8. As of December 31, 2001, the Company had derivative liabilities of $3.3 classified as other current liabilities.

Interest  Rate  Swaps
---------------------
The Company enters into interest rate swaps to alter interest rate exposures between fixed and floating rates on long-term debt. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. The notional amount of interest rate swaps was $24.3 at December 31, 2001 and 2000. The remaining swap has a maturity date of December 1, 2002. The net impact of interest rate swaps was an increase in the Company's interest expense of $2.2 in 2001, $6.7 in 2000 and $11.6 in 1999. The year-end fair value of the interest rate swaps was a loss of $2.7 in 2001 and $3.4 in 2000.

The following table summarizes the weighted average interest rates for the swaps used by the Company. Variable rates change with market conditions and may vary significantly in the future. A 1% increase or decrease in market interest rates would result in a $0.2 increase or decrease, respectively, in the fair value of the interest rate swap agreements.

--------------------------------------------------------------------------------------------------
                                    2001                        2000                      1999
--------------------------------------------------------------------------------------------------
Pay fixed swaps
   Average rate paid                13.7%                    10.5%                         10.4%
   Average rate received             4.5%                     6.3%                          5.2%
--------------------------------------------------------------------------------------------------

An interest rate swap, having a notional amount of $200.0, no longer met the criteria for hedge accounting and was marked to market prior to termination on September 1, 2000. On that date the Company recognized a gain of $4.9 in the Consolidated Statement of Operations (see Note 3). Unrealized gains on this instrument of $10.8 in 1999 were included in the Consolidated Statement of Operations and other long-term liabilities.



Foreign  Exchange
-----------------
International operations account for a significant portion of the Company's revenue and operating income. It is the policy of the Company to reduce foreign currency cash flow exposure due to exchange rate fluctuations by hedging anticipated and firmly committed transactions wherever economically feasible (within the risk limits established in the Company's policy). These contracts are part of a worldwide program to minimize foreign currency exchange operating income and balance sheet exposure.

The Company closely monitors foreign currency cash flow transactions and enters into forward and option contracts to buy and sell foreign currencies only to reduce foreign exchange exposure and protect the U.S. dollar value of such transactions to the extent of the amount under contract.

In accordance with current accounting standards, gains and losses arising from contracts are recognized on a quarterly basis through the Statement of Operations (see Note 3). The Company does not hold or issue derivative financial instruments for trading purposes.

At December 31, 2001 and 2000, the Company had $51.0 and $88.9, respectively, of notional value of forward foreign currency exchange contracts outstanding. The unsecured contracts mature within 12 months and are principally with banks. The Company is exposed to credit loss in the event of non-performance by the other parties to the contracts. The Company evaluates the credit worthiness of the counterparties' financial condition and does not expect default by the counterparties.

Option  and  Commodity  Future  Contracts
-----------------------------------------
The Company is exposed to price fluctuations associated with raw materials purchases, most significantly with methanol, phenol and urea. For these commodity raw materials, the Company has purchase contracts, with periodic price adjustment provisions. The Company also adds selling price provisions that are indexed to publicly available indices on customer contracts for these commodity raw materials. The Board of Directors approves of all commodity futures.

In the fourth quarter of 2000, the Company entered into fixed rate, fixed quantity contracts to secure a portion of future natural gas usage at certain of the Company's facilities. The contracts were entered into to partially hedge the Company's risk associated with natural gas price fluctuations in peak usage months through March 2003. Gas purchases under these contracts totaled $0.9 million in 2001, with $1.1 million of future commitments at December 31, 2001.

Due to a sharp increase in natural gas prices in 2000, the Company expanded its natural gas hedging activities in June 2001 to hedge a portion of natural gas purchases for all of North America. The Company entered into futures contracts for the months of June 2001 through March 2002 to purchase natural gas. The contracts are settled for cash each month based on the closing market price on the last day the contract trades on the New York Mercantile Exchange. Commitments settled under these contracts totaled $1.7, with $0.5 of future commitments at December 31, 2001.

Gains and losses on commodity futures contracts are recognized each month as gas is used. Future commitments are marked to market on a quarterly basis. In 2001, the Company realized losses totaling $0.6 million at the expiration of its natural gas futures contracts. The Company also recorded a loss of $0.5 million for the difference between the fair value and carrying value of future natural gas commitments at December 31, 2001.

17.     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The following table presents the carrying or notional amounts and fair values of the Company's financial instruments at December 31, 2001 and 2000. The fair value of a financial instrument is the estimated amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair values are determined from quoted market prices where available or based on other similar financial instruments.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other accruals are considered reasonable estimates of their fair values. The carrying value of the loans receivable from and payable to affiliates approximates fair values as management believes the loans bear interest at market interest rates.













The following table includes financial instrument carrying and fair values for the Company.

-------------------------------------------------------------------------------------------------------------
                                                2001                                       2000
                                     -------------------------                 ------------------------
                                      Carrying          Fair                   Carrying          Fair
                                       Amount           Value                   Amount          Value
                                      -------         ----------                -------         -------
Nonderivatives
Assets
     Investment securities            $ 110.0         $   110.0                 $  55.0          $117.8
Liabilities
     Debt                               535.6             369.0                   574.0           449.6

                                     Notional             Fair                  Notional            Fair
                                      Amount              Value                  Amount             Value
                                   -----------        -----------            -------------       ----------
Derivatives relating to:
Foreign currency contracts - loss    $   51.0          $   (0.1)                $  88.9           $(1.8)
Interest rate swaps - loss               24.3              (2.7)                   24.3            (3.4)
-------------------------------------------------------------------------------------------------------------

18.     SUPPLEMENTAL  INFORMATION


------------------------------------------------------------------------
                                 2001            2000               1999
------------------------------------------------------------------------

Depreciation                    $54.0          $51.5               $48.5
Amortization                      5.4            4.2                 3.8
Research and Development         22.7           22.2                22.7
------------------------------------------------------------------------

19.     RELATED  PARTY  TRANSACTIONS

Corporate  Reorganization  Transactions
---------------------------------------
The Corporate Reorganization included certain financial transactions between the Company and its parent (see Note 4).

Financing  and  Investing  Arrangements
---------------------------------------
In the third quarter 2000 the Company entered into a $40 credit facility with WKI maturing on December 31, 2000. This facility was extended through a series of amendments through April 16, 2001. Effective April 12, 2001 this facility was amended and restated extending the maturity date to March 31, 2004. The facility was further amended effective July 2, 2001 to increase the amount available to $50. In accordance with the terms of the restated and amended agreement, the facility was reduced to $25 on August 16, 2001 with the perfection of certain pledged collateral. The Company received a second priority lien on that same collateral. On September 25, 2001 the Company extended an additional $3 unsecured credit facility to WKI maturing October 25, 2001. That facility was increased to $13 effective October 26, 2001 maturing on December 28, 2001. No borrowings occurred under the unsecured facilities and the facility was transferred to the Company's parent in conjunction with the Corporate Reorganization (see Note 4).

Affiliates of the Company invest cash with the Company at rates that generally approximate market. These investments are recorded in loans payable with affiliates. Foods had $78.6 and $206.9 invested at December 31, 2001 and 2000, respectively. BWHLLC's cash invested with the Company was $73.4 at December 31, 2000. At December 31, 2000, Borden Foods Holdings LLC, Foods' parent, had $2.3 cash invested with the Company and CCPC Acquisition Corp, WKI's parent and an affiliate of the Company's parent, had $0.5 invested with the Company. The Company recorded affiliated interest expense of $12.4, $17.3 and $20.0 related to amounts invested by affiliates during 2001, 2000 and 1999, respectively.

At December 31, 2000, $0.5 of receivables purchased from WKI were outstanding, all of which were collected in January 2001.

As a guarantor of the Company's debt, Foods receives an annual fee from the Company of $1.1.

Administrative  Service,  Management  and  Consulting  Arrangements
-------------------------------------------------------------------
The Company provides administrative services to Foods and provided services to Wise prior to its sale by BWHLLC. Fees received for these services are offset against the Company's general and administrative expenses, and totaled $3.0, $2.4 and $11.9 for the years ended December 31, 2001, 2000 and 1999, respectively. The amount of services provided was reduced in 2000 with the distribution and sale of the infrastructure management services business (see below).

The Company also renders management, consulting and financial services to Foods for an annual fee of $1.0 payable quarterly in arrears.

Prior to the Corporate Reorganization, the Company rendered management, consulting and financial services to WKI for an annual fee of $2.5. The related receivable at December 31, 2000 was $1.7. WKI also reimbursed the Company for certain expenses incurred on its behalf. The related receivable for these expenses at December 31, 2000 was $0.5.

As a result of the Corporate Reorganization, Capital provides management, consulting and board services to the Company, and the Company provides certain administrative services to Capital. Capital charges the Company an annual fee of $9.0, payable quarterly in arrears, which represents the net amount of Capital's services less the Company's cost of providing administrative services to Capital. At December 31, 2001, $0.8 was included in accounts payable for one month of the annual fee due to Capital under this arrangement.

Prior to the Corporate Reorganization, KKR rendered management, consulting and board services to the Company for an annual fee of $10.0, payable quarterly in arrears. The 2001 fee through the date of the Corporate Reorganization was $9.2. At December 31, 2001, $1.7 is included in accounts payable to Capital for the two months of fourth quarter 2001 fees prior to the Corporate Reorganization. Effective with the Corporate Reorganization, the Company is no longer charged directly for any KKR fees.

The Company incurs certain costs on Capital's behalf and is reimbursed by Capital for 100% of these costs. Included in accounts receivable at December 31, 2001 is a $0.6 receivable for these expenses.

Other  Transactions  and  Arrangements
--------------------------------------
Prior  to  Consumer  Adhesives  Sale  (see  Note  1),  the  Company and Consumer
Adhesives were parties to a tax sharing agreement. Under this agreement, Consumer Adhesives paid income taxes to the Company as if Consumer Adhesives filed stand-alone federal and state income tax returns. At December 31, 2001, the Company had an outstanding receivable from Consumer Adhesives of $6.7 million for unpaid federal and state income taxes .

Included in other assets at December 31, 2000 is $10.9 as a receivable from Foods for its portion of the pension liability. During 2001, the Company received payments of $11.8 from Foods for its portion of the Company's net pension liability. In the fourth quarter of 2001, the Company received $12.3 from Foods to assume the liability for payment of claims made under essentially all of Foods' employee benefit plans. As of December 31, 2001, the Company owed $0.1 to Foods for reimbursement of payments made on its behalf.

As described in Note 5 and in Management's Discussion and Analysis, the Company acquired certain assets from BCP in 2000. A wholly owned subsidiary of the Company serves as the general partner of BCP. The purchase price of these assets is considered to be at fair value as determined by an independent appraisal. During 2001, 2000 and 1999, the Company purchased $11.0, $102.5 and $64.7 of raw materials from BCP. In addition, the Company paid $25.3 in 2000 to BCP to exit certain raw material purchase contracts.

In February 2000, the Company distributed 100% of its ownership in the infrastructure management services business to the Company's parent. The distribution was recorded at net book value of $16.3, including $8.6 owed by the Company to the infrastructure management services business in accordance with a tax sharing agreement. Subsequent to the distribution, substantially all of the assets of the infrastructure management services business were sold to a subsidiary of Interliant, Inc. in exchange for $2.5 in cash and 1,041,179 shares of Interliant, Inc. stock. In June 2000, the remaining net assets of the infrastructure management services business, with a net book value of approximately $0.3, were contributed back to the Company from the Company's parent.

20.     COMMITMENTS  AND  CONTINGENCIES

ENVIRONMENTAL MATTERS - The Company like others in similar businesses, is subject to extensive Federal, state and local environmental laws and regulations. Although environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent regulation could require the Company to make additional unforeseen environmental expenditures. Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Environmental accruals are routinely reviewed on an interim basis as events and developments warrant and are subjected to a comprehensive review annually during the fiscal fourth quarter. In addition, under an Environmental Indemnity Agreement (EIA) between the Company and BCP, the Company has agreed, subject to certain conditions and limitations, to indemnify BCP from certain environmental liabilities incurred at BCP facilities, which were previously owned by the Company, on or before November 30, 1987 and share on an equitable basis those arising from facts or circumstances existing and requirements in effect both prior to and after such date. The Company has accrued approximately $41 and $20 at December 31, 2001 and 2000, respectively, for all probable environmental remediation, indemnification and restoration liabilities. This is management's best estimate of these liabilities. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such liabilities may exceed current reserves by amounts that may prove insignificant, or by amounts, in the aggregate, of up to approximately $30.

LEGAL MATTERS - The Company has recorded $2.8 and $4.1 in liabilities at December 31, 2001 and 2000 respectively, for legal costs in amounts that management believes are probable and reasonably estimable. Actual costs are not expected to exceed these amounts. The Company believes, based upon the information it currently possesses, and taking into account its established reserves for estimated liability and its insurance coverage, that the ultimate outcome of the foregoing proceedings and actions is unlikely to have a material adverse effect on the Company's financial statements.

In 1998, pursuant to a merger and recapitalization transaction sponsored by the Blackstone Group ("Blackstone") and financed by Chase Manhattan Bank ("Chase"), Borden Decorative Products Holdings, Inc. ("BDPH"), a wholly owned subsidiary of the Company, was merged with an acquisition vehicle created by Blackstone, which subsequently merged with Imperial Wallcoverings to create Imperial Home Decor Group ("IHDG"). Blackstone provided $84.5 million in equity and Chase provided $295 million in senior financing. Borden received approximately $314 million in cash and 11% of IHDG common stock for its interest in BDPH. On January 5, 2000, IHDG filed for reorganization under chapter 11 of the U. S. Bankruptcy Code. IHDG emerged from bankruptcy in April 2001. The IHDG Litigation Trust ("Trust") was created pursuant to the plan of reorganization in the IHDG bankruptcy to pursue preference and other avoidance claims on behalf of the unsecured creditors of IHDG. In November 2001, the Trust filed a law suit against the Company and certain of its affiliates seeking to have the IHDG recapitalization transaction avoided as a fraudulent conveyance and asking for a judgment to be entered against the Company for $314.4 million, plus interest, costs and attorney fees. The Company believes it has strong defenses to the Trust's allegations and intends to defend the case vigorously.

OTHER - BCP Management, Inc. ("BCPM"), a wholly owned subsidiary of the Company that serves as the general partner of Borden Chemicals and Plastics Limited Partnership ("BCP"), has certain fiduciary responsibilities to BCP and its operating subsidiary, Borden Chemical and Plastics Operating Limited Partnership ("BCPOLP"). BCP and BCPOLP were created in November 1987, as separate and distinct entities from the Company and BCP is 99% owned by the public. On April 3, 2001, BCPOLP and its subsidiary, BCP Finance Corporation, filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code, Title 11 of the United States Code, in the United States Bankruptcy Court for the District of Delaware. On March 22, 2002, BCPM also filed a voluntary petition for protection under Chapter 11 of the Bankruptcy Code in United States Bankruptcy Court for the District of Delaware. In addition to a $20.0 liability recorded in the fourth quarter of 2000, $10.0 was accrued by the Company in the second quarter of 2001 for potential BCPOLP liabilities.































21.     QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

The  following  represents  Quarterly  Financial  Data  for  the  Company:

2001 QUARTERS                                       FIRST             SECOND              THIRD              FOURTH (1)
-------------------------------------------------------------------------------------------------------------------------
Net sales                                     $    361.1             $377.5              $335.4               $ 298.1
-------------------------------------------------------------------------------------------------------------------------
Gross profit (2)                                    57.9               72.9                62.8                  54.0
-------------------------------------------------------------------------------------------------------------------------
Business realignment, and other impairments         (4.1)              14.0                10.7                 124.8
Loss on divestiture of businesses                     -                  -                  2.2                   0.1
-------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations             0.5              (27.8)                1.9                (111.2)
-------------------------------------------------------------------------------------------------------------------------
Discontinued operations:
     Income from operations, net of tax              0.3                6.1                 5.4                    -
-------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                    0.8              (21.7)                7.3                (111.2)
-------------------------------------------------------------------------------------------------------------------------
Preferred stock dividends                           18.4               18.5                18.4                   6.5
-------------------------------------------------------------------------------------------------------------------------
Net (loss) income applicable to common stock       (17.6)             (40.2)              (11.1)               (117.7)
Basic and diluted, per share of common stock:
Income (loss) from continuing operations             -                (0.11)               0.04                 (0.62)
Discontinued operations:                             -
      Income from operations, net of tax             -                 0.03                0.03                   -
Net (loss) income applicable to common stock       (0.09)             (0.20)              (0.06)                (0.59)
Dividends per common share                          0.06                -                  0.12                    -
Dividends per preferred share                       0.75               0.75                0.75                  0.27
Average number of common shares outstanding        199.0              199.0               199.0                 199.0
-------------------------------------------------------------------------------------------------------------------------

2000 QUARTERS                                      FIRST              SECOND              THIRD             FOURTH (3)
-------------------------------------------------------------------------------------------------------------------------
Net sales                                    $    333.7               $338.3             $352.9             $351.7
-------------------------------------------------------------------------------------------------------------------------
Gross profit (2)                                   80.3                 75.5               66.0               35.5
-------------------------------------------------------------------------------------------------------------------------
Business realignment, impairments and other         2.8                  9.0                1.8               24.5
Loss on divestiture of businesses                    -                    -                  -                 0.9
-------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations           10.4                  4.7              (10.9)             (76.5)
-------------------------------------------------------------------------------------------------------------------------
Discontinued operations:
     Income from operations, net of tax             1.9                  7.7                3.0                0.7
     Gain on disposal, net of tax                    -                  93.0                  -                 -
-------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                  12.3                105.4               (8.0)             (75.7)
-------------------------------------------------------------------------------------------------------------------------
Preferred stock dividends                          18.4                 18.5               18.4               18.4
-------------------------------------------------------------------------------------------------------------------------
Net (loss) income applicable to common stock       (6.1)                86.9              (26.4)             (94.1)
-------------------------------------------------------------------------------------------------------------------------
Basic and diluted, per share of common stock:
    Income (loss) from continuing operations       0.05                 0.02              (0.05)             (0.38)
Discontinued operations:
      Income from operations, net of tax           0.01                 0.04               0.01                  -
      Gain on disposal, net of tax                  -                   0.47                -                    -
Net (loss) income applicable to common stock      (0.03)                0.44              (0.14)             (0.47)
Dividends per common share                         0.13                 0.06               0.06               0.06
Dividends per preferred share                      0.75                 0.75               0.75               0.75
Average number of common shares outstanding       199.0                199.0              199.0              199.0
-------------------------------------------------------------------------------------------------------------------------

(1)     As described in Note 6, the Company's fourth quarter 2001 results include a $98.2 impairment charge related  to  the  shut-down  of  the  melamine  crystal  plant and a $19.0 charge related to a previously owned business.
(2)     Gross  profit  is  defined  as  gross  margin  less  distribution  expense.
(3)     As  described  in  Note  6,  the  Company's  fourth quarter 2000 results includes a charge of $24.5 related  to  plant closures.  The Company's fourth quarter 2000 results also include a $25.3 charge to exit certain  raw  material  purchase  contracts  which  is recorded in cost of sales (see page 15).  In the fourth quarter  of  2000,  the  Company recorded a liability of $20.0 related to a limited partnership for which a wholly  owned  subsidiary  serves  as  general  partner  (see  Note  18).













                          INDEPENDENT AUDITORS' REPORT




To  the  Board  of  Directors
and  Shareholders  of  Borden  Chemical,  Inc.


We have audited the accompanying consolidated balance sheets of Borden Chemical, Inc. (formerly Borden, Inc.) (a subsidiary of Borden Holdings, Inc.) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Borden Chemical, Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE  &  TOUCHE  LLP


Columbus,  Ohio


February 22, 2002, except for the fourth paragraph of Note 4 and the fourth paragraph of Note 20, both as to which the date is March 22, 2002.




































ITEM  9.        CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS
--------        --------------------------------------------------
     ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE
     ------------------------------------------

                       None

















































































                                    PART III

ITEM  10.    DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
---------    --------------------------------------------------------
Set forth below are the names and ages of the Directors and Executive Officers of the Company as of March 1, 2002, and the positions and offices with the Company currently held by each of them. Their terms of office extend to the next Annual Meeting of the Board of Directors or until their successors are elected.


                                                                       Served in
                                                        Age  on         Present
                                                       Dec.  31,        Position
           Name               Position  &  Office       2001              Since
     ----------     -----------------------------     ---------           -----
C.R. Kidder      Chairman  of  the  Board,  Director,
                     Chief  Executive  Officer           57                1995
H.R. Kravis     Director                                 57                1995
J.K. Saer       Director                                 45                2001
G.R. Roberts    Director                                 58                1995
S.M. Stuart     Director                                 42                1995
B.F. Carroll    Director                                 30                2001
P.J. Norris     Director                                 54                2001
K.M. Kelley     Director                                 43                2001
N.A. Reardon    Director                                 49                2001
W.H. Carter     Director, Executive Vice  President, and
               Chief  Financial Officer                  48                1995
W.F. Stoll, Jr.Director, Executive Vice President and
               General Counsel                           53                1996
T.J. Zappala   Executive Vice President                  44                2001
J.M. Kaestle   Executive Vice President                  46                2001



C. Robert Kidder was elected a Director, Chairman of the Board and Chief Executive Officer of the Company on January 10, 1995. Since November 24, 2001 he has been employed as President of Borden Capital, Inc. He is also a director of WKI Holding Company, Inc., Electronic Data Systems Corporation and Morgan Stanley. He is a member of the Executive and Compensation Committees of the Board.

Henry R. Kravis acted as Chairman of the Board of the Company from December 21, 1994, to January 10, 1995. He has been a member of KKR & Co., LLC since 1996, was a General Partner of Kohlberg Kravis Roberts & Co. from its establishment through 1995 and has been a General Partner of KKR Associates, L.P. since its establishment. He is also a Director of Accuride Corporation, Alliance Imaging, Inc., Amphenol Corporation, The Boyds Collection, Ltd., Evenflo Company Inc., The Gillette Company, IDEX Corporation, KinderCare Learning Centers, Inc. KSL Recreation Corporation, PRIMEDIA Inc., Regal Cinemas, Inc., Sotheby's Holdings, Inc., Spalding Holdings Corporation, and Willis Group Holdings Limited. He is a member of the Executive Committee of the Board. Messrs. Kravis and Roberts are first cousins.

John K. Saer was elected a director of the Company November 20, 2001. He has been a director with Kohlberg Kravis Roberts & Co. since January 2001. Prior to that, from 1996 to December 2000 he was Chief Financial Officer of KSL Recreation Corp. He is a member of the Executive and Compensation Committees and Chairman of the Audit Committee of the Board.

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

Scott M. Stuart has been a member of KKR & Co., LLC since 1996. He began his employment with Kohlberg Kravis Roberts & Co. as an Executive in 1986. He is also a Director of AEP Industries, Inc., The Boyds Collection, Ltd., DPL, Inc. and WKI Holding Company, Inc. He is a member of the Executive Committee of the Board.

Brian F. Carroll was elected a Director of the Company November 20, 2001. He has been an executive with Kohlberg Kravis Roberts & Co., since July 1999, and before that, from March 1995 to July 1997. He is also a director of Spalding Holdings Corporation and WKI Holding Company, Inc. He is Chairman of the
Compensation  Committee  and  a  member  of  the  Audit  Committee of the Board.






Paul J. Norris was elected a director of the Company November 20, 2001. He was elected President and Chief Executive Officer of W.R. Grace & Co. in November 1998 and became Chairman in January 1999. Prior to joining W.R. Grace & Co., he was Senior Vice President of Allied Signal Incorporated and served as President of its specialty chemicals business from 1997 to November 1998. He is a member of the Audit and Executive Committees of the Board.

Kevin M. Kelley served as Executive Vice President, Corporate Strategy and Development from April 5, 1999 to November 24, 2001. Since November 24, 2001 he has been employed as Executive Vice President and Treasurer of Borden Capital, Inc. He was elected a director of the Company November 20, 2001. From April 1996 to March 1999, he was Managing Director of Ripplewood Holdings LLC. He is also a director of WKI Holding Company, Inc. and AEP Industries, Inc. He is a member of the Executive Committee of the Board.

Nancy A. Reardon served as Senior Vice President, Human Resources and Corporate Affairs from March 3, 1997 to December 2000 and Executive Vice President from December 2000 to November 24, 2001. Since November 24, 2001 she has been employed as Executive Vice President of Borden Capital, Inc. Ms. Reardon was elected a director of the Company November 20, 2001. She was Senior Vice President - Human Resources and Communications for Duracell International, Inc. from 1991 through February 1997. She is also a director of WKI Holding Company, Inc. She is a member of the Compensation Committee of the Board.

William H. Carter was elected Executive Vice President and Chief Financial Officer effective April 3, 1995 and a director November 20, 2001. He is also a director of BCP Management, Inc. (the General Partner of Borden Chemicals and
Plastics  Limited  Partnership)  and  WKI  Holding  Company,  Inc.

William F. Stoll, Jr. was elected Senior Vice President and General Counsel effective July 1, 1996 and promoted to Executive Vice President in December 2000. He was elected a director of the Company November 20, 2001. Prior to joining the Company in 1996 he was a Vice President of Westinghouse Electric Corporation, and served as its Deputy General Counsel from 1988 to 1996. He is also a director of BCP Management, Inc. (the General Partner of Borden Chemicals and Plastics Limited Partnership) and AEP Industries, Inc.

Timothy J. Zappala was elected an Executive Vice President of the Company November 24, 2001. He joined Borden Chemical, Inc. in May 1998 as Vice President and General Manager - Melamine Resins and Derivatives business unit. In July 1999 he was elected Executive Vice President- Foundry & Industrial
Products (which later combined with the Melamine crystal and resins and UV Coatings and Inks businesses to become the Performance Resins Group). Prior to joining the Borden Chemical, Inc., he was Vice President & General Manager of the Polymers Division of Hampshire Chemical Corp, a subsidiary of Dow Chemical Company, from 1996 to May 1998.

John M. Kaestle was elected an Executive Vice President of the Company November 24, 2001. He joined Borden Chemical, Inc. in March 2001 as Executive Vice President - Forest Products Group. Prior to joining Borden Chemical, Inc., he served as Vice President Containerboard Sales and Logistics, and Chief Financial Officer, Containerboard Packaging and Recycling Division of Weyerhauser Company, from 1981 to 2001.





















































The Long-Term Incentive Plans-Awards In Last Fiscal Year table is not included since the Registrant has no long-term incentive plan.

Retirement  Benefits
--------------------
The Borden Employees Retirement Income Plan ("ERIP") for salaried employees was amended as of January 1, 1987, to provide benefit credits of 3% of earnings which are less than the Social Security wage base for the year plus 6% of earnings in excess of the wage base. Earnings include annual incentive awards paid currently but exclude any long-term incentive awards. Benefits for service through December 31, 1986, are based on the plan formula then in effect and have been converted to opening balances under the plan. Both opening balances and benefit credits receive interest credits at one-year Treasury bill rates until the participant commences receiving benefit payments. For the year 2001, the interest rate as determined in accordance with the plan language was 6.11%.
Benefits vest after completion of five years of employment for employees hired on or after July 1, 1990.

The Company has supplemental plans which will provide those benefits which are otherwise produced by application of the ERIP formula, but which, under Section 415 or Section 401 (a)(17) of the Internal Revenue Code, are not permitted to be paid through a qualified plan and its related trust. The supplemental plan also provides a pension benefit using the ERIP formula based on deferred incentive compensation awards and certain other deferred compensation, which are not considered as part of compensation under the ERIP. The total projected annual benefits payable under the formulas of the ERIP at age 65 without regard to the
Section 415 or 401(a)(17) limits and recognizing supplemental pensions as described above, are as follows for the Named Executive Officers of the Company in 2001: W. H. Carter - $129,406, C. R. Kidder - $183,995, N. A. Reardon -
$45,787, K.M. Kelley - $124,901, M.E. Ducey - $90,042, W.F. Stoll - $63,874 (not
including the special employment contract benefit described below) and J.M. Kaestle - $37,117.

The Company has a special retirement arrangement with Mr. Stoll, Executive Vice President and General Counsel. Under this arrangement, the Company will calculate the benefit Mr. Stoll would have received from his former employer, using predetermined assumptions, and deduct from this amount the retirement benefits accrued under the Borden Retirement Programs. Any shortfall in benefits will be paid by the Company as a non-qualified benefit. Special provisions also apply in the event of death or disability.

In addition, certain Executive Officers receive Company matching contributions on the first 7% of contributions to the Retirement Savings Plan. Company matching contributions on employee contributions in excess of 5% are provided under the supplemental plans. This benefit is not provided if the executive has any other pension benefit guarantee.

Compensation  of  Directors
---------------------------
In 2001, each director who was not an employee of the Company receive an annual retainer of $45,000. Directors who were also employees of the Company were not entitled to remuneration for serving as directors. No additional compensation was provided for committee participation or special assignments.

Directors who served prior to March 15, 1995 and who were not employees of the Company are provided, upon attaining age 70, annual benefits through a funded grantor trust equal to their final annual retainer if they served in at least three plan years. Such benefits can continue for up to 15 years
..

Employment,  Termination  and  Change  in  Control  Arrangements
----------------------------------------------------------------
Mr. Ducey has an arrangement with the Company that provides for continuation of his annual salary for two years following his termination date of March 31, 2002. The agreement also provides for payment of incentive compensation earned in 2001, unused vacation, a perquisite allowance and an amount for relocation, and provides specific detail on the continuation or termination of other benefits. The Company will repurchase Mr. Ducey's equity ownership based upon a value calculated at the end of February. The agreement also contains a non-compete provision.


The Company has arrangements with Mr. Stoll and Mr. Carter providing for enhanced severance upon termination of employment.













Compensation  Committee  Interlocks  and  Insider  Participation
----------------------------------------------------------------
Messrs. Carroll and Saer are members of the Company's Compensation Committee. Both are employees of Kohlberg Kravis Roberts & Co. See "Certain Relationships and Related Transactions." Mr. Kidder, Chairman and Chief Executive Officer of the Company, is also a member of the Compensation Committee.































































ITEM  11.     EXECUTIVE  COMPENSATION
---------     -----------------------

The options/SAR Grants in last fiscal year table has been omitted since no options were granted in 2001.

The following table provides certain summary information concerning compensation of the Company's Chief Executive Officer and the four other most highly compensated Executive Officers as of December 31, 2001 (the "Named Executive Officers") for the periods indicated.

==================================================================================================================================
                                                   SUMMARY COMPENSATION TABLE
==================================================================================================================================
                                                         ANNUAL COMPENSATION            LONG-TERM COMPENSATION
                                             -----------------------------------------           AWARDS
                                                                                        ----------------------
                                                                      OTHER ANNUAL     SECURITIES UNDERLYING        ALL OTHER
                                                                      COMPENSATION          OPTIONS/LSAR           COMPENSATION
NAME AND PRINCIPAL POSITION          YEAR      SALARY ($)  BONUS ($)      ($)                   (#)                   ($)(2)
==================================================================================================================================
                                      2001  (6) 1,092,000    644,280   (1) 98,815                     0               62,970
C.R. Kidder                           2000      1,194,063          0       87,757                   (3)               99,503
Chairman and Chief Executive Officer  1999      1,171,500  1,054,350       75,608                   (3)               90,255
----------------------------------------------------------------------------------------------------------------------------------
M.E. Ducey (5)
President and Chief Operating Officer 2001        471,173    248,589            0         (7) 1,501,200            1,127,694
----------------------------------------------------------------------------------------------------------------------------------
W.H. Carter                           2001        486,250    215,890            0                     0               34,907
Executive Vice President and          2000        462,538    200,000            0                   (3)               31,878
Chief Financial Officer               1999        437,538    247,541            0                   (3)               32,815
----------------------------------------------------------------------------------------------------------------------------------
W.F. Stoll, Jr.                       2001        409,000    180,068            0                     0               19,571
Executive Vice President              2000        387,425     90,000            0                   (3)               22,260
and General Counsel                   1999        362,425    206,168            0                   (3)               18,754
----------------------------------------------------------------------------------------------------------------------------------
J.M. Kaestle
Executive Vice President,
Forest Products Group                 2001        188,461    158,157            0                     0                3,365
----------------------------------------------------------------------------------------------------------------------------------
K.M. Kelley                           2001    (6) 425,000    204,238  (4) 277,393                     0               22,922
Former Executive Vice President,      2000        462,500    125,000      291,216                   (3)               46,339
Strategy and Development              1999        334,327    185,625       13,835                   (3)               46,339
----------------------------------------------------------------------------------------------------------------------------------
N.A. Reardon                          2001    (6) 357,500    138,252            0                     0               17,213
Former Senior Vice President          2000        387,795     50,000            0                   (3)               22,289
Human Resources and Corporate Affairs 1999        365,295    206,575            0                   (3)               18,754
----------------------------------------------------------------------------------------------------------------------------------

(1)     Includes  $60,000  pursuant  to  the  Executive  Perquisite  Benefit  Plan  and $ 38,815 not paid to Mr. Kidder but allocable  to  his  personal  use  of  company  aircraft.
(2)     Amounts  shown in this column for 2001 consist of matching company contributions to the Retirement Savings Plan and the executive supplemental benefit plans.  The amount shown for Mr. Ducey also includes $930,000 salary continuance through
March  2004,  $40,000  in  2002  for  perquisities,  $44,712  for  unused  vacation  and  $80,000  in  2002 for relocation.
(3)     Unit  appreciation  rights  in  BW  Holdings,  LLC  held  by these officers are not exercisable for units or stock.
(4)     Includes  $247,393  in  forgiven  principal  and  interest  from  a  loan  to  Mr.  Kelley.
(5)     Mr.  Ducey  was  elected  President  and  Chief Operating Officer effective November 24,2001 and resigned effective
January  11,  2002.
(6)   Represents  salary  through  November  15,  at  which time Mr. Kidder, Mr. Kelley and Ms. Reardon became employees of
Borden  Capital,  Inc.
(7)     Represents  shares  underlying  stock  options  and warrants received by Mr. Ducey as a result of the merger of the
Registrant  with  Borden  Chemical  Holdings,  Inc.  None  of  these  options  or  warrants  are  in-the-money.























ITEM  12.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL
---------    --------------------------------------------
               OWNERS  AND  MANAGEMENT
               -----------------------

The following table sets forth certain information regarding the beneficial ownership of the Registrant's Common Stock and other equity securities issued by affiliated entities, as of March 1, 2002, by (a) persons known to the Registrant to be the beneficial owners of more than five percent of the outstanding voting stock of the Registrant, (b) each director of the Registrant, (c) each of the Named Executive Officers of the Registrant during the 2001 fiscal year of the Registrant and (d) all directors and executive officers of the Registrant as a group. Except as otherwise noted, the persons named in the table below have sole voting and investment power with respect to all securities shown as beneficially owned by them.

     Name of                                               Beneficial  Ownership
  Beneficial  Owner                                       of  Equity  Securities
-------------------                               ------------------------------
                                                        Shares/Units     Percent
                                                        ------------     -------

KKR  Associates  (1)                                    198,974,994       98.75
     9  West  57th  Street
New  York,  New  York  10019
C.  Robert  Kidder                                         369,569(2)       *
Henry  R.  Kravis(1)                                          --            *
George  R.  Roberts(1)                                        --            *
Scott  M.  Stuart(1)                                          --            *
Brian  F.  Carroll                                           -0-            *
John  K.  Saer                                               -0-            *
Paul  J.  Norris                                             -0-            *
Michael  E.  Ducey                                       1,032,300(3)
William  H.  Carter                                        120,481(2)       *
Kevin  M.  Kelley                                          120,481(2)       *
Nancy  A.  Reardon                                         120,481(2)       *
William  F.  Stoll,  Jr.                                   120,481(2)       *
John  M.  Kaestle                                             -0-
All  Directors  and  Executive  Officers
   as  a  group(4)                                            (4)           *

*Beneficial ownership does not exceed 1.0% of the respective class of securities

(1) The Registrant's Common Stock shown as beneficially owned by KKR Associates is directly held by Borden Holdings, Inc., a Delaware corporation which is wholly owned by BW Holdings, LLC, a Delaware limited liability company, the managing member of which is a limited partnership, of which KKR Associates is the sole general partner and as to which it possesses sole voting and investment power. KKR Associates is also the beneficial owner of 632,000,000 units of BW Holdings, LLC. KKR Associates is a limited partnership of which Messrs. Edward A. Gilhuly, Perry Golkin, James H. Greene, Jr., Henry R. Kravis, Robert I. MacDonnell, Michael W. Michelson, Paul E. Raether, George R. Roberts, Scott M. Stuart and Michael T. Tokarz are the general partners. Such persons may be deemed to share beneficial ownership of the shares shown as owned by KKR Associates. The foregoing persons disclaim beneficial ownership of any such shares.
(2)  Represents  units  in  BW  Holdings,  LLC.
(3) As of March 1, Mr. Ducey beneficially owned 31,500 shares of common stock of the Registrant, and 1,000,800 shares  subject  to  currently  exercisable  stock  options and warrants.
(4) Equity securities beneficially owned by all directors and executive officers as a group consist of: 851,493 units of BW Holdings, LLC., 35,000 shares of the Registrant, and 1,100,880 shares of the Registrant subject to currently exercisable options and warrants.






















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

Through November 24, 2001, KKR rendered management, consulting and financial services to the Company and its businesses for $9.2 million, payable quarterly in arrears. Messrs. Kravis, Roberts, and Stuart are general partners of KKR.

In 2000, the Company made a loan to Mr. Carter, Executive Vice President and Chief Financial Officer, in the amount of $375,000, of which $225,000 is secured with a mortgage on his residence. The interest rate applicable to the loan is prime less .25%. As of December 31, 2001, the full amount of the loan was outstanding, plus accrued interest of $35,232.

Pursuant to his terms of employment in 1999, Mr. Kelley received a loan from the Company in the amount of $675,000. The principal and accrued interest are payable upon termination of employment, only if such termination occurs prior to April 4, 2002, and only to the extent of amounts not forgiven. As of December 31, 2001, two-thirds of the loan had been forgiven.


The Company entered into an agreement effective Nov. 24, 2001 with Borden Capital, Inc., a subsidiary of the Company's parent, for the provision of management services by Capital to the Company and for the provision of administrative services by the Company to Capital. The cost of these services is a net expense to the Company of $9 million payable quarterly in arrears. Messrs. Kidder, Kelley and Ms. Reardon, directors of the Company, are officers of Capital.




















































                                                          PART IV


ITEM        14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
---------    -------------------------------------------------------------------

(a) List of documents filed as part of this report
    ----------------------------------------------

    1.  Financial  Statements
       ---------------------

All financial statements of the registrant are set forth under Item 8 of this Report on Form 10-K.

    2.  Financial  Statement  Schedules
        -------------------------------

        Report  of  Independent  Auditors

        For  the  three  years  ended  December  31,  2001:
           Schedule  II  -  Valuation  and  Qualifying  Accounts

    3.  Exhibits




































































                                                INDEPENDENT AUDITORS' REPORT



To  the  Board  of  Directors
and  Shareholders  of  Borden  Chemical,  Inc.



We have audited the consolidated financial statements of Borden Chemical, Inc. (formerly Borden Inc.) (a subsidiary of Borden Holdings, Inc.) and subsidiaries as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated February 22, 2002 except for the fourth paragraph of Note 4 and the fourth paragraph of Note 20, both as to which the date is March 22, 2002; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Borden Chemical, Inc. and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE  &  TOUCHE  LLP
Columbus,  Ohio


February 22, 2002, except for the fourth paragraph of Note 4 and the fourth paragraph of Note 20, both as to which the date is March 22, 2002.





















































     SCHEDULE  II  -  VALUATION  AND  QUALIFYING  ACCOUNTS
-----------------------------------------------------------------------------------------------------------------
                                     Balance            Charged to                                Balance
                                 December 31, 1998        Expense         Write-offs           December 31, 1999
Allowance for
doubtful accounts                $   10.2           $   3.0           $      (1.7)              $      11.5
-----------------------------------------------------------------------------------------------------------------
                                     Balance            Charged to                                Balance
                                 December 31, 1999        Expense         Write-offs           December 31, 2000
-----------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts  $   11.5           $   3.7           $      (2.5)              $      12.7
-----------------------------------------------------------------------------------------------------------------
                                     Balance            Charged to                                Balance
                                 December 31, 2000        Expense         Write-offs           December 31, 2001
-----------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts  $   12.7           $   5.2           $      (1.2)              $      16.7
-----------------------------------------------------------------------------------------------------------------


































































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

                        (vi) Amended  and Restated 1996 Unit Incentive Plan for
                            Key Employees of Borden, Inc.and Associated Persons, as of December 31, 2000 incorporated herein by reference to Exhibit (10)(VI) to the 2000
                            Form  10-K  Annual Report.

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

                       (ix) Advisory Directors Plan, incorporated herein by
                            reference from Exhibit (10)(viii) to the 1989 Form 10-K Annual Report.

                        (x) Advisory Directors Plan Trust Agreement,
                            incorporated herein by reference from Exhibit
                            (10)(ix) to the 1988 Form 10-K Annual Report.

                       (xi) Management Agreements
                            ----------------------
                            (a) Employment Agreement with W. F. Stoll, Jr., dated June 6, 1996, incorporated by reference to Exhibit (10)(vi) to the June 30, 1996 Form 10-Q.
                            (b) Summary of Terms of Employment for Kevin M. Kelley, incorporated herein by reference to Exhibit (10) to the June 30, 1999 Form 10-Q.
                            (c) Pay Agreement and Release of M. E. Ducey dated December 20, 2001.

                      (xii) Executive Perquisite Benefits Plan dated January 1,
                            1996, incorporated by reference to Exhibit (10)
                            (xxiv) to the 1995 Form 10-K Annual Report.

                     (xiii) Consulting Agreement dated August 21, 1995,
                            incorporated herein by reference to Exhibit 10 to the September 30, 1995 Form 10-Q.

                      (xiv) Joint Management Services Agreement dated October 1,
                            2001 between Borden Chemical, Inc. and Borden Capital, Inc.

                       (xv) 2000 Management Incentive Plan for Borden Capital
                            Management Partners.incorporated herein by reference to Exhibit (10)(xv) to 2000 Form 10-K Annual Report.


                      (xvi) 1996 Stock Purchase and Option Plan for Key
                            Employees of Borden Chemical, Inc., and
                            Subsidiaries, as amended March 16, 1998.

                     (xvii) Certificate of Merger of Borden Chemical Holdings,
                            Inc. into Borden, Inc. November 21, 2001.

                    (xviii) Perquisite Benefits Policy.

                      (xix) Pledge and Assignment Agreement, dated as of
                            January 18, 2002, made by Borden Chemical, Inc. (formerly known as Borden, Inc.), a New Jersey Corporation (the "Pledgor"), to Credit Suisse First Boston.

                       (xx) Reimbursement agreement for Uncommitted Letter of
                            Credit Facility between Credit Suisse First Boston, New York Branch dated January 18, 2002.

                      (xxi) Form of Warrant issued November 24, 2001 to purchase common stock of Borden Chemical, Inc.

                     (xxii) Form of Management Stockholder Agreement.

                    (xxiii) Form of Non-Qualified Stock Option Agreement.

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

(a)    Reports on Form 8-K
      ----------------------
          A form 8-K was filed July 31, 2001 related to the sale of Foods assets in July 2001. In addition, a form 8-K was filed December 3, 2001 related to the Company's name change from Borden, Inc. to Borden Cemical, Inc. in November 2001.











































































                                   SIGNATURES



     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      BORDEN,  INC.

                                      By  /s/William H. Carter
                                         -------------------------------------
                                      William  H.  Carter
                                      Executive  Vice  President  and  Chief
                                      Financial  Officer
                                      (Principal  Financial  Officer)

Date March 29, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on the date set forth above.


Signature                Title
---------                -----
/s/C. Robert Kidder
---------------------------
                            Chairman  of  the  Board  and
C.  Robert  Kidder          Chief  Executive  Officer



/s/ Henry R. Kravis         Director      /s/Paul J. Norris             Director
--------------------------               ------------------------------
Henry  R.  Kravis                         Paul  J.  Norris


/s/John K. Saer             Director      /s/Kevin M. Kelley            Director
--------------------------               ------------------------------
John  K.  Saer                            Kevin  M.  Kelley


/s/George R. Roberts        Director      /s/Nancy A. Reardon           Director
--------------------------                ------------------------------
George  R.  Roberts                       Nancy  A.  Reardon


/s/Scott M. Stuart          Director      /s/William H. Carter          Director
--------------------------                ------------------------------
Scott  M.  Stuart                          William  H.  Carter


/s/Brian F. Carroll         Director      /s/William F. Stoll Jr.       Director
--------------------------                ------------------------------
Brian  F.  Carroll                         William  F.  Stoll  Jr.

                                                                Exhibit  xi  (c)
                                             DECEMBER  20,  2001

                            PAY AGREEMENT AND RELEASE
                                OF MICHAEL DUCEY

This agreement effective on the last date executed below, contains all the understandings between Michael Ducey and Borden Chemical, Inc. and its parents, subsidiaries or affiliates, including without limitation, their officers, employees and agents in their individual and representative capacities, known collectively as the "Company" in connection with your separation from employment. This agreement provides the specific details of benefits to be received by you including those under the Company's Employment and Benefits Upon Termination Plan and the conditions agreed to by you for the receipt of those benefits.

1. The Company will pay you a gross amount of $930,000, to be paid to you on a wage continuation basis, every two weeks, beginning April 1, 2002 through March 31, 2004. This payment reflects (2) years of gross annual salary.
Between now and your termination date you will be transitioning your responsibilities.

2. You will be paid for unused 2001 or accrued 2002 vacation upon your termination. This payment will be made less deductions required by statute or regulations.

3. Your participation in the Company's Management Equity Plan will end with your termination on March 31,2002. Under the plan and the agreements between you and the Company, the Company has up to seventy-five (75) days following your termination to exercise its option to call your shares. However, the Company will determine the Modified Book Value as of February 28, 2002, the last day of the month immediately preceding your termination date and will process your payment, net of any amount owed by you to Fifth-Third Bank. All options will be cancelled.

4. If the BCI Incentive Plan generates a plan payment for 2001, you will receive your benefit, less deductions required by statute or regulations, during first quarter 2002. Payment will be based on BCI financial performance along with BCI's overall rating on objectives and the agreed upon "pool". You will not participate in the BCI Incentive Plan for 2002.

5. You will be paid a 2002 perquisite allowance of $40,000, less deductions required by statute or regulations, during January 2002.

6. During April 2002, you will be paid a relocation payment of $80,000, less deductions required by statute or regulations.

7. You agree to conduct yourself in a manner that does not disparage the Company, or is damaging to or otherwise contrary to the Company's best interests and you agree that this agreement is strictly confidential and you will not reveal its terms except in connection with an official investigation or to your legal or financial advisors or spouse. The Company agrees to not disparage you if contacted for a reference.

8. You also understand that by continuing to make your monthly contributions, you may continue participation in the Medical and Dental programs sponsored by the Company for two (2) years following your termination of employment. This medical and dental benefit continuation period will run concurrent with COBRA. All other health and welfare benefits, including but not limited to long-term disability and salary continuance, will be discontinued upon your date of termination. In the event you are reemployed by another company, you should initiate participation in their benefit
plans    as    soon    as     you    are     eligible.       At    that    time,
Borden  benefits will cease.    In  addition to the amount  paid   under    this

Agreement, any money due from the Company benefit plans will be paid to you upon application for such benefits pursuant to the terms of such plans.

9. You will be provided with executive level outplacement services through Right Management Consultants or Drake Beam Morin, Inc. The Company does not warrant or guarantee the results of the services provided and you agree to hold the Company harmless from any claims in connection with the services provided

10. You accept the money and benefits to be paid to you under this Agreement as full settlement of all claims and causes of action arising out of your employment by the Company and the termination of that employment.

11. You agree that you are entering into this agreement and release as your own free decision in order to receive the payments and other benefits described above. You understand that the Company would not make these payments or extend these benefits to you without your voluntary consent to this Agreement.

You understand that by signing this Agreement you are waiving all rights to reinstatement or future employment with the Company and that you are giving up your right to, and agreeing not to, file charges or lawsuits: (a) with respect to any discrimination you believe you have suffered due to age, disability, race, sex, religion, national origin or any other reason related to your employment by the Company, or the termination of that employment, including, but not limited to, any claims under Title VII of the Civil Rights Act of 1964, the Age Discrimination in Employment Act, the Equal Pay Act, the Rehabilitation Act of 1973, Section 1981 of the Civil Rights Act of 1866, the Civil Rights Act of 1991, the Americans with Disabilities Act, the Family and Medical Leave Act of
1993, the Worker Adjustment and Retraining Notification Act, the Older Workers Benefit Protection Act, the Fair Labor Standards Act, and any other federal, state, or local statute or regulation regarding employment, worker's compensation, discrimination in employment or termination of employment; (b) with respect to any theory of libel, slander, breach of contract, wrongful discharge, detrimental reliance, infliction of emotional distress, tort, or any other theory under the common law; and (c) with respect to any claims for uncompensated expenses, severance pay, incentive or bonus pay, overtime pay or any other form of compensation.

You intend that this Agreement will bar each and every claim, demand and cause of action above specified, whether known or unknown to you at the time of execution of this Agreement. As a result, you acknowledge that you might, in the future, discover claims or facts in addition to or different from those which you now know or believe to exist with respect to the subject matters of this Agreement and which, if known or suspected at the time of executing this Agreement, may have materially affected this settlement. Nevertheless, you hereby waive any right, claim, or cause of action that might arise as a result of such different or additional claims or facts. You also agree that should you breach this agreement by filing any charge or beginning any suit as described in this paragraph you will immediately repay to the Company the sums you have received under paragraph 1, above, less $100.00 and further agree that in such event the Company will have no further obligation to provide you with additional pay or benefits under this agreement, but that all other provisions of this agreement will remain in effect.

12. You agree that, prior to your termination date of March 31, 2002, you will return to the Company all Company credit cards, keys, customer lists and records, policy and procedure manuals, price lists, business contracts and other documents and information belonging to the Company. The Company has agreed that you may retain the following assets: computer, printer and fax machines currently located in your home and your cell phone. Arrangements will be made with IT department to coordinate the transfer and remove company specific software and access no later that your termination date. You will need to make arrangements for personal cell phone and internet service following your termination. The Company further agrees that you may retain the office desk you are currently using.

13. You recognize that the Company possesses certain business and financial information about its operations, information about new or envisioned products or services, manufacturing methods, product research, product specifications, records, plans, prices, costs, customer lists, concepts and ideas, and is the owner of proprietary rights in certain systems, methods, processes, procedures, technical and non-technical information, inventions, machinery, research and other things which constitutes valuable trade secrets of the Company. You acknowledge that you have been employed in positions in which you have had access to such information and that the Company has a legitimate interest in protecting such confidential and proprietary information in order to maintain and enhance a competitive edge within its industries. Accordingly, you agree that you will not use or remove, duplicate or disclose, directly or indirectly, to any persons or entities outside the Company any information, property, trade secrets or other things of value which have not been publicly disclosed. In the event that you are requested or required in a judicial, administrative or governmental proceeding to disclose any information that is the subject matter of this Paragraph, you will provide the Company with prompt written notice of such request and all related proceedings so that the Company may seek an appropriate protective order or remedy or, as soon as practicable, waive your compliance with the provisions of this Paragraph

As further consideration for the payments agreed to by the Company, you agree that you will not, directly or indirectly, for a period of two (2) years following termination, engage in any capacity (including, but not limited to, as employee, director, agent or consultant) in work or other activity the same or similar to work you performed at any time for the Company, for Dynea
International or Georgia-Pacific Corporation or other companies in direct competition with Borden Chemical, Inc.

This  agreement  is  subject  to  the  following  exceptions:

a) You may engage in work with a company other than Dynea or Georgia-Pacific so long as the annual revenues of such company's competitive overlap with Borden Chemical is less than One Hundred Fifty Million Dollars ($150,000,000) and such company does not compete with Borden Chemical in the formaldehyde, formaldehyde-based resins (urea and phenolic), oil field proppants and UV coatings businesses.
b) You may engage in work with a company other than Dynea or Georgia-Pacific so long as your employment is in an area of that company that is not in direct competition with Borden Chemical, subject to such company acknowledging the existence of this non-compete agreement and the confidentiality agreement between you and Borden Chemical and agreeing (i) that you will have no direct or indirect involvement in any business in competition with Borden Chemical during the term of this non-compete agreement and (ii) that such company will neither solicit nor accept confidential, proprietary or trade secret information with respect to Borden Chemical or its business.

This non-compete agreement supercedes and replaces any and all non-compete agreements currently in effect between you and Borden Chemical, Inc. or other related Borden affiliates at the time of execution. All confidentiality agreements in effect between you and Borden Chemical, Inc. shall remain in full force and effect.

14.     You agree that you will not, directly or indirectly, for a period of two
(2) years following termination, solicit or recruit other employees of the Company to leave their employment with the Company.

15. By entering into this Agreement, the Company does not admit to the breach of any contractual or other promises to you, and does not admit to the violation of any federal, state, local or other statute or law, including, but not limited to, those laws referred to in Paragraph 10 of this Agreement, and any claimed breaches or violations are hereby specifically denied.

16. The Parties agree that this Agreement shall be construed in accordance with Ohio law, and that any action brought by any party hereunder may be instituted and maintained only in the appropriate court having jurisdiction over Ohio.

17. In making your decision, you recognize that you have the right to seek advice and counsel from an attorney, if you so choose. You also have twenty-one
(21) days from the date this agreement is presented to you to decide whether to sign this agreement.

18. You have seven (7) calendar days from the date you sign this Agreement to cancel it in writing. You also understand that this Agreement will not bind either you or the Company until after the seven-day period you have to cancel. No payments will be made under this Agreement until it becomes binding. You may cancel this Agreement by signing the cancellation box below (or by any other written signed notice) and delivering it to the Company within seven days of your signing this Agreement.

                                       Very  truly  yours,

                                       /s/  C.  Robert  Kidder

                                       C.  Robert  Kidder
                                       Chairman
                                       Borden  Chemical,  Inc.

                                       December 20, 2001
                                       -----------------


















ACCEPTED:
/s/  Michael  E.  Ducey                    December  28,  2001
------------------------                   -------------------
Associate's  Signature                     Date

WITNESS:  Sonia  Clemons                    At:  Columbus,  Ohio
          --------------                         ---------------
                                                 Location

CANCELLATION  NOTICE:

(To cancel this Agreement, sign below and deliver this copy of the Agreement to the Company within 7 days of the date you signed the Agreement.)
I  hereby  cancel  this  Agreement.

------------------------------- ---------------------------------------
Date                         Signature






















                                                                   Exhibit XIV

                       JOINT MANAGEMENT SERVICES AGREEMENT
                       ----------------------------------

                                             October  1,  2001


Borden  Chemical,  Inc.
180  East  Broad  Street
Columbus,  Ohio  43215

          This letter serves to confirm our mutual agreement regarding the services to be provided to and from our companies:
1.     BCI  has  retained  us,  and  we  hereby  agree  to accept such retention, to provide BCI, when and if called upon, certain management consulting services of the type customarily performed by us which are set forth in Exhibit A hereto.
2. We have retained BCI, and BCI agrees to accept such retention, to provide us with certain administrative services which are set forth in Exhibit B hereto.
3. The parties agree to net the cost of the services BCI performs for us against the cost of our services to BCI. The parties further agree that the net result is that BCI will pay us an annual fee of Nine Million Dollars ($9,000,000), payable in quarterly installments each in arrears at the end of each calendar quarter.
4 .     The  parties  agree  that  each  may also invoice the other for additional fees in connection with services requested by the other party which are above and beyond those called for by this agreement, provided that agreement is reached between the parties in advance as to the extent of such services and any anticipated expenses, including outside counsel.
5. The parties agree that they shall endeavor to keep each other informed as to the nature and extent of services to be performed hereunder and shall reasonably consult with each other regarding such services.
6 .     Each  party  hereto agrees to indemnify and hold the other, its affiliates  and  all  executives,  officers,  directors,  employees,  agents and controlling persons (each such person, including us, being an "Indemnified Party") harmless from and against any and all losses, claims, damages and liabilities, joint, several or otherwise, to which such Indemnified Party may become subject under any applicable federal or state law, or otherwise, related to or arising out of any activity contemplated by this agreement or its retention pursuant to, and its or its affiliates' performance of the services contemplated by, this agreement and will reimburse any Indemnified Party for all expenses (including reasonable counsel fees and disbursements) upon request as they are incurred in connection with the investigation of, preparation for or defense of any pending or threatened claim or any action or proceeding arising therefrom, whether or not such claim, action or proceeding  is  initiated or brought  by  the  party  hereto  provided, however, that no party hereto will be liable under the foregoing indemnification provision (and amounts previously paid that are determined not required to be paid pursuant to the terms of this Paragraph shall be repaid promptly) to the extent that any loss, claim, damage, liability or expense is found in a final judgment by a court to have resulted from the willful misconduct, bad faith or gross negligence of the other party hereto. The parties also agree that no Indemnified Party shall have any liability (whether direct or indirect, in contract or tort or otherwise) to the other related to or arising out of their retention pursuant to, or their affiliates' performance of the services contemplated by, this agreement except to the extent that any loss, claim, damage, liability or expense is found in a final, non-appealable judgment by a court to have resulted from such party's willful misconduct, bad faith or gross negligence.
          The parties also agree that, without the prior written consent of the other, neither party will settle, compromise or consent to the entry of any judgment in any pending or threatened claim, action or proceeding to which an Indemnified Party is an actual or potential party and in respect of which indemnification could be sought under the indemnification provision in the immediately preceding paragraph, unless such settlement, compromise or consent includes an unconditional release of each Indemnified Party from all liability arising out of such claim, action or proceeding.
          Promptly after receipt by an Indemnified Party of notice of any suit, action, proceeding or investigation with respect to which an Indemnified Party may be entitled to indemnification hereunder, such Indemnified Party will notify the other party hereto in writing of the assertion of such claim or the commencement of such suit, action, proceeding or investigation, but the failure so to notify shall not relieve the other party from any liability which it may have hereunder, except to the extent that such failure has materially prejudiced the other party. If the other party so elects within a reasonable time after receipt of such notice, it may participate at its own expense in the defense of such suit, action, proceeding or investigation. Each Indemnified Party may employ separate counsel to represent it or defend it in any such suit, action, proceeding or investigation in which it may become involved or is named as a defendant and, in such event, the reasonable fees and expense of such counsel shall be borne by the other party hereto; provided, however, that such party will not be required in connection with any such suit, action, proceeding or investigation, or separate but substantially similar actions arising out of the same general allegations or circumstances, to pay the fees and disbursements of more than one separate counsel (other than local counsel) for all Indemnified Parties in any single action or
proceeding.       Whether    or     not    both    parties  participate  in  the
defense of any claim, both parties shall cooperate in the defense thereof and shall furnish such records, information and testimony, and attend such conferences, discovery proceedings, hearing, trial and appeals, as may be reasonably requested in connection therewith.
          If the indemnification provided for hereunder is finally judicially determined by a court of competent jurisdiction to be unavailable to an Indemnified Party, or insufficient to hold any Indemnified Party harmless, in respect of any losses, claims, damages or liabilities (other than any losses, claims, damages or liabilities found in a final judgment by a court to have resulted from our willful misconduct, bad faith or gross negligence), then both parties will contribute to the amount paid or payable by such Indemnified Party as a result of such losses, claims, damages or liabilities (i) in such proportion as is appropriate to reflect the relative benefits received, or sought to be received, by each party in connection with the transactions to which such indemnification, contribution or reimbursement is sought, or (ii) if (but only if) the allocation provided by clause (i) above is not permitted by applicable law, in such proportion as is appropriate to reflect not only the relative benefits referred to in clause (i) but also the relative fault of the parties, as well as any other relevant equitable considerations. The amount paid or payable by a party as a result of the losses, claims, damages and liabilities referred to above will be deemed to include any legal or other fees or expenses reasonably incurred in defending any action or claim. The Parties agree that it would not be just and equitable if contribution pursuant to this paragraph were determined by pro rata allocation or by any other method which does not take into account the equitable considerations referred to in this paragraph. The indemnity, contribution and expenses reimbursement obligations each party has under this Paragraph shall be in addition to any liability the party may have, and notwithstanding any other provision of this letter, shall survive the termination of this agreement.
7. We shall each act as independent contractors with respect to the duties performed under this agreement. The provisions hereof shall inure to the benefit of and shall be binding upon the parties hereto and their respective successors and assigns. Nothing in this agreement, expressed or implied, is intended to confer on any person other than the parties hereto or their respective successors and assigns, and, to the extent expressly set forth herein, the Indemnified Parties, any rights or remedies under or by reason of this agreement. Without limiting the generality of the foregoing, the parties acknowledge that nothing in this agreement, expressed or implied, is intended to confer on any present or future holders of any securities of the parties or their subsidiaries or affiliates, or any present or future creditor of the parties or their subsidiaries or affiliates, any rights or remedies under or by reason of this agreement or any performance hereunder.
8. This agreement shall be governed by and construed in accordance with the laws of Ohio without regard to principles of conflicts of law.
9.     The    terms   of   this   agreement   are  effective  as of November 24,
2001.  This   agreement  shall  continue in effect from year to year, subject to termination  by  either  party  upon  thirty  (30)  days'  written  notice.
10. Each party hereto represents and warrants that the execution and delivery of this agreement by such party has been duly authorized by all necessary action of such party.
11.    If  any  term  or  provision  of   this   agreement   or  the application
thereof  shall,  in  any  jurisdiction  and  to  any  extent,  be   invalid  and
unenforceable,  such  term  or  provision  shall  be  ineffective,  as  to  such jurisdiction, solely to the extent of such invalidity or unenforceability without rendering invalid or unenforceable any remaining terms or provisions hereof or affecting the validity or enforceability of such term or provision in any other jurisdiction. To the extent permitted by applicable law, the parties hereto waive any provision of law that renders any term or provision of this agreement invalid or unenforceable in any respect.
12. Each party waives all right to trial by jury in any action, proceeding or counterclaim (whether based upon contract, tort or otherwise) related to or arising out of our retention pursuant to, or our performance of the services contemplated by this agreement.
13. It is expressly understood that the foregoing paragraphs 2, 4, 9 and 10 in their entirety, survive any termination of this agreement.
          If the foregoing sets forth the understanding between us, please so indicate on the enclosed signed copy of this letter in the space provided therefor and return it to us, whereupon this letter shall constitute a binding agreement among us.

                                   Very  truly  yours,
                                   BORDEN  CAPITAL
                                   MANAGEMENT  PARTNERS,  INC.

                                   By:
                                       -------------------------

                                   Title:
                                         -----------------------


AGREED  TO  AND  ACCEPTED:

BORDEN  CHEMICAL,  INC.


By:
   --------------------------------

Title:
       ----------------------------

































































                                    EXHIBIT A

                        TYPE OF SERVICES TO BE PERFORMED
                        --------------------------------
                   BY BORDEN CAPITAL MANAGEMENT PARTNERS, INC.
                  --------------------------------------------
                            FOR BORDEN CHEMICAL, INC.
                            -------------------------



..     Director  Services
..     Management  Consulting











































































                                    EXHIBIT B

                  TYPE OF SERVICES TO BE PERFORMED OR PROVIDED
                  --------------------------------------------
                            BY BORDEN CHEMICAL, INC.
                            ------------------------
                  FOR BORDEN CAPITAL MANAGEMENT PARTNERS, INC.
                  --------------------------------------------



..     Corporate  Secretarial  Services
..     Treasury  /Cash  Management
..     Payroll  Administration
..     Benefits  Administration
..     Accounting  Services
..     IT  Support
..     Voice  Communication  Support
..     Legal
..     Risk  Management
..     Tax  Preparation  &  Advice
..     Office  Space  &  Services





























































                                                                   Exhibit xvi


                       1996 STOCK PURCHASE AND OPTION PLAN
                              FOR KEY EMPLOYEES OF
                 BORDEN CHEMICAL HOLDINGS, INC. AND SUBSIDIARIES
                              As amended March 2002

1.     -Purpose  of  Plan
        -----------------

     The 1996 Stock Purchase and Option Plan for Key Employees of Borden Chemical, Inc. and Subsidiaries (the "Plan") is designed:
                                           ----

a) to promote the long term financial interests and growth of Borden Chemical, Inc. (the "Corporation") and its subsidiaries by attracting and retaining management personnel with the training, experience and ability to enable them to make a substantial contribution to the success of the Corporation's business;

b) to motivate management personnel by means of growth-related incentives to achieve long range goals; and

c) to further the identity of interests of participants with those of the stockholders of the Corporation through opportunities for increased stock, or stock-based, ownership in the Corporation.

2.     Definitions
       -----------

     As used in the Plan, the following words shall have the following meanings:

a)     "Grant"  means  an  award  made to a Participant pursuant to the Plan and
        -----
described in Paragraph 5, including, without limitation, an award of an Incentive Stock Option, Stock Option, Stock Appreciation Right, Dividend Equivalent Right, Restricted Stock, Purchase Stock, Performance Units,
Performance Shares or Other Stock Based Grant, or any combination of the foregoing.

b) "Grant Agreement" means an agreement between the Corporation and a Participant that sets forth the terms, conditions and limitations applicable to a Grant.

c)      "Board  of  Directors"  means the Board of Directors of the Corporation.

d)      "Committee"  means the Compensation Committee of the Board of Directors.

e) "Common Stock" or "Share" means common stock of the Corporation which may be authorized but unissued, or issued and reacquired.

f) "Employee" means a person, including an officer, in the regular full-time employment of the Corporation or one of its Subsidiaries who, in the opinion of the Committee, is, or is expected, to be primarily responsible for the management, growth or protection of some part or all of the business of the Corporation.

g)      "Exchange  Act"  means  the Securities Exchange Act of 1934, as amended.

h) "Fair Market Value" means such value of a Share as reported for stock exchange transactions and/or determined in accordance with any applicable resolutions or regulations of the Committee in effect at the relevant time.

i) "Participant" means an Employee, or other person having a unique relationship with the Corporation or one of its Subsidiaries, to whom one or more Grants have been made and such Grants have not all been forfeited or terminated under the Plan; provided, however, a non-employee director of the Corporation or one of its Subsidiaries may not be a Participant.

j) "Stock-Based Grants" means the collective reference to the grant of Stock Appreciation Rights, Dividend Equivalent Rights, Restricted Stocks,
Performance  Units,  Performance  Shares  and  Other  Stock  Based  Grants.

k) "Stock Options" means the collective reference to "Incentive Stock Options" and "Other Stock Options".


l) "Subsidiary" means any corporation other than the Corporation in an unbroken chain of corporations beginning with the Corporation if each of the corporations other than the last corporation in the unbroken chain owns 50% or more of the voting stock in one of the other corporations in such chain.







3.     Administration  of  Plan
       ------------------------

a) The Plan shall be administered by the Committee. None of the members of the Committee shall be eligible to be selected for Grants under the Plan, or have been so eligible for selection within one year prior thereto; provided,
                                                                       --------
however,  that the members of the Committee shall qualify to administer the Plan
-------
for  purposes  of  Rule  16b-3 (and any other applicable rule) promulgated under
Section 16(b) of the Exchange Act to the extent that the Corporation is subject to such rule. The Committee may adopt its own rules of procedure, and the action of a majority of the Committee, taken at a meeting or taken without a meeting by a writing signed by such majority, shall constitute action by the Committee. The Committee shall have the power and authority to administer, construe and interpret the Plan, to make rules for carrying it out and to make changes in such rules. Any such interpretations, rules, and administration shall be consistent with the basic purposes of the Plan.

b) The Committee may delegate to the Chief Executive Officer and to other senior officers of the Corporation its duties under the Plan subject to such conditions and limitations as the Committee shall prescribe except that only the Committee may designate and make Grants to Participants who are subject to
Section  16  of  the  Exchange  Act.

c) The Committee may employ attorneys, consultants, accountants, appraisers, brokers or other persons. The Committee, the Corporation, and the officers and directors of the Corporation shall be entitled to rely upon the advice, opinions or valuations of any such persons. All actions taken and all interpretations and determinations made by the Committee in good faith shall be final and binding upon all Participants, the Corporation and all other interested persons. No member of the Committee shall be personally liable for any action, determination or interpretation made in good faith with respect to the Plan or the Grants, and all members of the Committee shall be fully protected by the Corporation with respect to any such action, determination or interpretation.

4.     Eligibility
       -----------

     The Committee may from time to time make Grants under the Plan to such Employees, or other persons having a unique relationship with Corporation or any of its Subsidiaries, and in such form and having such terms, conditions and limitations as the Committee may determine. No Grants may be made under this Plan to non-employee directors of Corporation or any of its Subsidiaries.
Grants may be granted singly, in combination or in tandem. The terms, conditions and limitations of each Grant under the Plan shall be set forth in a Grant Agreement, in a form approved by the Committee, consistent, however, with the terms of the Plan; provided, however, such Grant Agreement shall contain
                           --------  -------
provisions dealing with the treatment of Grants in the event of the termination, death or disability of a Participant, and may also include provisions concerning the treatment of Grants in the event of a change of control of Corporation.

5.     -Grants
        ------
     From time to time, the Committee will determine the forms and amounts of Grants for Participants. Such Grants may take the following forms in the Committee's sole discretion:

a)     Incentive  Stock  Options- These are stock options within the meaning of
        -------------------------
Section  422  of  the  Internal  Revenue  Code  of 1986, as amended ("Code"), to
purchase    Common    Stock.      In    addition    to     other    restrictions




contained    in    the    Plan,    an     option    granted      under      this
Paragraph 5(a), (i) may not be exercised more than 10 years after the date it is granted, (ii) may not have an option price less than the Fair Market Value of Common Stock on the date the option is granted,
(iii) must otherwise comply with Code Section 422, and (iv) must be designated as an "Incentive Stock Option" by the Committee. The maximum aggregate Fair Market Value of Common Stock (determined at the time of each Grant) with respect to which any Participant may first exercise Incentive Stock Options under this Plan and any Incentive Stock Options granted to the Participant for such year under any plans of the Corporation or any Subsidiary in any calendar year is $100,000. Payment of the option price shall be made in cash or in shares of Common Stock, or a combination thereof, in accordance with the terms of the Plan, the Grant Agreement, and of any applicable guidelines of the Committee in effect at the time.

b)     Other  Stock  Options - These are options to purchase Common Stock which
       ---------------------
are not designated by the Committee as "Incentive Stock Options". At the time of the Grant the Committee shall determine, and shall have contained in the Grant Agreement or other Plan rules, the option exercise period, the option price, and such other conditions or restrictions on the grant or exercise of the option as the Committee deems appropriate, which may include the requirement that the grant of options is predicated on the acquisition of Purchase Shares under Paragraph 5(e) by the Optionee. In addition to other restrictions contained in the Plan, an option granted under this Paragraph 5(b), (i) may not be exercised more than 10 years after the date it is granted and (ii) may not have an option exercise price less than 50% of the Fair Market Value of Common Stock on the date the option is granted. Payment of the option price shall be made in cash or in shares of Common Stock, or a combination thereof, in accordance with the terms of the Plan and of any applicable guidelines of the Committee in effect at the time.

c)     Stock  Appreciation  Rights  - These are rights that on exercise entitle
       ---------------------------
the holder to receive the excess of (i) the Fair Market Value of a share of Common Stock on the date of exercise over (ii) the Fair Market Value on the date of Grant (the "base value") multiplied by (iii) the number of rights exercised
                 ----------
as determined by the Committee. Stock Appreciation Rights granted under the Plan may, but need not be, granted in conjunction with an Option under Paragraph 5(a) or 5(b). The Committee, in the Grant Agreement or by other Plan rules, may impose such conditions or restrictions on the exercise of Stock Appreciation Rights as it deems appropriate, and may terminate, amend, or suspend such Stock Appreciation Rights at any time. No Stock Appreciation Right granted under this Plan may be exercised less than 6 months after the date it is granted except in the event of death or disability of a Participant, or more than 10 years after the date it is granted. To the extent that any Stock Appreciation Right that shall have become exercisable, but shall not have been exercised or cancelled or, by reason of any termination of employment, shall have become non-exercisable, it shall be deemed to have been exercised automatically, without any notice of exercise, on the last day of which it is exercisable, provided that any conditions or limitations on its exercise are satisfied (other than (i) notice of exercise and (ii) exercise or election to exercise during the period prescribed) and the Stock Appreciation Right shall then have value. Such exercise shall be deemed to specify that the holder elects to receive cash and that such exercise of a Stock Appreciation Right shall be effective as of the time of automatic exercise.

d)     Restricted  Stock  -  Restricted  Stock  is  Common Stock delivered to a
       -----------------
Participant with or without payment of consideration with restrictions or conditions on the Participant's right to transfer or sell such stock; provided
                                                                        --------
that the price of any Restricted Stock delivered for consideration and not as bonus stock may not be less than 50% of the Fair Market Value of Common Stock on the date such Restricted Stock is granted or the price of such Restricted Stock may be the par value. If a Participant irrevocably elects in writing in the calendar year preceding a Grant of Restricted Stock, dividends paid on the Restricted Stock granted may be paid in shares of Restricted Stock equal to the cash dividend paid on Common Stock. The number of shares of Restricted Stock and the restrictions or conditions on such shares shall be as the Committee determines, in the Grant Agreement or by other Plan rules, and the certificate for the Restricted Stock shall bear evidence of the restrictions or conditions. No Restricted Stock may have a restriction period of less than 6 months, other than in the case of death or disability.

e)     Purchase  Stock - Purchase Stock are shares of Common Stock offered to a
       ---------------
Participant at such price as determined by the Committee, the acquisition of which will make him eligible to receive under the Plan, including, but not limited to, Other Stock Options; provided, however, that the price of such
                                      --------   -------
Purchase Shares may not be less than 50% of the Fair Market Value of the Common Stock on the date such shares of Purchase Stock are offered.

f)     Dividend  Equivalent  Rights - These are rights to receive cash payments
       ----------------------------
from the Corporation at the same time and in the same amount as any cash dividends paid on an equal number of shares of Common Stock to shareholders of record during the period such rights are effective. The Committee, in the Grant Agreement or by other Plan rules, may impose such restrictions and conditions on the Dividend Equivalent Rights, including the date such rights will terminate, as it deems appropriate, and may terminate, amend, or suspend such Dividend Equivalent Rights at any time.

G)     Performance  Units  -  These are rights to receive at a specified future
       ------------------
date, payment in cash of an amount equal to all or a portion of the value of a unit granted by the Committee. At the time of the Grant, in the Grant Agreement or by other Plan rules, the Committee must determine the base value of the unit, the performance factors applicable to the determination of the ultimate payment value of the unit and the period over which Corporation performance will be measured. These factors must include a minimum performance standard for the Corporation below which no payment will be made and a maximum performance level above which no increased payment will be made. The term over which Corporation performance will be measured shall be not less than six months.

h)     Performance  Shares  - These are rights to receive at a specified future
       -------------------
date, payment in cash or Common Stock, as determined by the Committee, of an amount equal to all or a portion of the Fair Market Value for all days that the Common Stock is traded during the last forty-five (45) days of the specified period of performance of a specified number of shares of Common Stock at the end of a specified period based on Corporation performance during the period. At the time of the Grant, the Committee, in the Grant Agreement or by Plan rules, will determine the factors which will govern the portion of the rights so payable and the period over which Corporation performance will be measured. The factors will be based on Corporation performance and must include a minimum performance standard for the Corporation below which no payment will be made and a maximum performance level above which no increased payment will be made. The term over which Corporation performance will be measured shall be not less than six months. Performance Shares will be granted for no consideration.

i)     Other  Stock-Based Grants - The Committee may make other Grants under the
       -------------------------
Plan pursuant to which shares of Common Stock (which may, but need not, be shares of Restricted Stock pursuant to Paragraph 5(d)), are or may in the future be acquired, or Grants denominated in stock units, including ones valued using measures other than market value. Other Stock-Based Grants may be granted with or without consideration; provided, however, that the price of any such Grant
                             --------  -------
made for consideration that provides for the acquisition of shares of Common Stock or other equity securities of the Corporation may not be less than 50% of the Fair Market Value of the Common Stock or such other equity securities on the date of grant of such Grant. Such Other Stock-Based Grants may be made alone, in addition to or in tandem with any Grant of any type made under the Plan and must be consistent with the purposes of the Plan.

6.     Limitations  and  Conditions
       ----------------------------

a. The number of Shares available for Grants under this Plan shall be 11,470,633 shares of the authorized Common Stock. Unless restricted by applicable law, Shares related to Grants that are forfeited, terminated, cancelled or expire unexercised, shall immediately become available for Grants.

b. No Grants shall be made under the Plan beyond ten years after the effective date of the Plan, but the terms of Grants made on or before the expiration thereof may extend beyond such expiration. At the time a Grant is made or amended or the terms or conditions of a Grant are changed, the Committee may provide for limitations or conditions on such Grant.

c. Nothing contained herein shall affect the right of the Corporation to terminate any Participant's employment at any time or for any reason.

d. Deferrals of Grant payouts may be provided for, at the sole discretion of the Committee, in the Grant Agreements.

e. Except as otherwise prescribed by the Committee, the amounts of the Grants for any employee of a Subsidiary, along with interest, dividend, and other expenses accrued on deferred Grants shall be charged to the Participant's employer during the period for which the Grant is made. If the Participant is employed by more than one Subsidiary or by both the Corporation and a Subsidiary during the period for which the Grant is made, the Participant's Grant and related expenses will be allocated between the companies employing the Participant in a manner prescribed by the Committee.

f. Other than as specifically provided with regard to the death of a Participant, no benefit under the Plan shall be subject in any manner to anticipation, alienation, sale, pledge, encumbrance, or charge, and any attempt to do so shall be void. No such benefit shall, prior to receipt thereof by the Participant, be in any manner liable for or subject to the debts, contracts, liabilities, engagements, or torts of the Participant. Notwithstanding the foregoing, the Committee may, in its discretion, authorize all or a portion of the options to be granted to an optionee to be on terms which permit transfer by such optionee to (1) the spouse, children or grandchildren of the optionee ("Immediate Family Members"), (ii) a trust or trusts for the exclusive benefit of such Immediate Family Members, (iii) a partnership or other entity in which such Immediate Family Members are the only partners, members or beneficiaries, provided that, (x) the stock option agreement pursuant to which such options are
 -------------
granted must be approved by the Committee, and must expressly provide for transferability in a manner consistent with this Section, (y) subsequent transfers of transferred options shall be prohibited except transfers by will or by the applicable laws of descent and distribution, and (z) the transferees shall agree to be bound by the provisions of this Plan. Following transfer, any such options shall continue to be subject to the same terms and conditions as were applicable immediately prior to transfer.

g. Participants shall not be, and shall not have any of the rights or privileges of, stockholders of the Corporation in respect of any Shares purchasable in connection with any Grant unless and until certificates representing any such Shares have been issued by the Corporation to such Participants.

h. No election as to benefits or exercise of Stock Options, Stock Appreciation Rights, or other rights may be made during a Participant's lifetime by anyone other than the Participant except by a legal representative appointed for or by the Participant.

i. Absent express provisions to the contrary, any grant under this Plan shall not be deemed compensation for purposes of computing benefits or contributions under any retirement plan of the Corporation or its Subsidiaries and shall not affect any benefits under any other benefit plan of any kind or subsequently in effect under which the availability or amount of benefits is related to level of compensation. This Plan is not a "Retirement Plan" or "Welfare Plan" under the Employee Retirement Income Security Act of 1974, as amended.

j. Unless the Committee determines otherwise, no benefit or promise under the Plan shall be secured by any specific assets of the Corporation or any of its Subsidiaries, nor shall any assets of the Corporation or any of its Subsidiaries be designated as attributable or allocated to the satisfaction of the Corporation's obligations under the Plan.

7.     Transfers  and  Leaves  of  Absence
       -----------------------------------

     For purposes of the Plan, unless the Committee determines otherwise: (a) a transfer of a Participant's employment without an intervening period of separation among the Corporation and any Subsidiary shall not be deemed a termination of employment, and (b) a Participant who is granted in writing a leave of absence shall be deemed to have remained in the employ of the Corporation during such leave of absence.

8.     Adjustments
       -----------

     In the event of any change in the outstanding Common Stock by reason of a stock split, spin-off, stock dividend, stock combination or reclassification, recapitalization or merger, change of control, or similar event, the Committee may adjust appropriately the number of Shares subject to the Plan and available for or covered by Grants and Share prices related to outstanding Grants and make such other revisions to outstanding Grants as it deems are equitably required.

9.     Merger,  Consolidation,  Exchange,
       Acquisition,  Liquidation  or  Dissolution
       ------------------------------------------

     In its absolute discretion, and on such terms and conditions as it deems appropriate, coincident with or after the grant of any Stock Option or any Stock-Based Grant, the Committee may provide that such Stock Option or Stock-Based Grant cannot be exercised after the merger or consolidation of the Corporation into another corporation, the exchange of all or substantially all of the assets of the Corporation for the securities of another corporation, the acquisition by another corporation of 80% or more of the Corporation's then outstanding shares of voting stock or the recapitalization, reclassification, liquidation or dissolution of the Corporation, and if the Committee so provides, it shall, on such terms and conditions as it deems appropriate in its absolute discretion, also provide, either by the terms of such Stock Option or Stock-Based Grant or by a resolution adopted prior to the occurrence of such merger, consolidation, exchange, acquisition, recapitalization, reclassification, liquidation or dissolution, that, for some period of time prior to such event, such Stock Option or Stock-Based Grant shall be exercisable as to all shares subject thereto, notwithstanding anything to the contrary herein (but subject to the provisions of Paragraph 6(b)) and that, upon the occurrence of such event, such Stock Option or Stock-Based Grant shall terminate and be of no further force or effect; provided, however, that the Committee may
                                       --------  -------
also provide, in its absolute discretion, that even if the Stock Option or Stock-Based Grant shall remain exercisable after any such event, from and after such event, any such Stock Option or Stock-Based Grant shall be exercisable only for the kind and amount of securities and/or other property, or the cash equivalent thereof, receivable as a result of such event by the holder of a number of shares of stock for which such Stock Option or Stock-Based Grant could have been exercised immediately prior to such event.

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

     The Board of Directors may amend, suspend or terminate the Plan except that no such action, other than an action under Paragraph 8 or 9 hereof, may be taken which would, without shareholder approval, increase the aggregate number of Shares available for Grants under the Plan, decrease the price of outstanding Options or Stock Appreciation Rights, change the requirements relating to the Committee or extend the term of the Plan.

11.     Foreign  Options  and  Rights
        -----------------------------

     The Committee may make Grants to Employees who are subject to the laws of nations other than the United States, which Grants may have terms and conditions that differ from the terms thereof as provided elsewhere in the Plan for the purpose of complying with foreign laws.

12.     Withholding  Taxes
        ------------------

     The Corporation shall have the right to deduct from any cash payment made under the Plan any federal, state or local income or other taxes required by law to be withheld with respect to such payment. It shall be a condition to the obligation of the Corporation to deliver shares upon the exercise of an Option or Stock Appreciation Right, upon payment of Performance units or shares, upon delivery of Restricted Stock or upon exercise, settlement or payment of any Other Stock-Based Grant that the Participant pay to the Corporation such amount as may be requested by the Corporation for the purpose of satisfying any liability for such withholding taxes. Any Grant Agreement may provide that the Participant may elect, in accordance with any conditions set forth in such Grant Agreement, to pay a portion or all of such withholding taxes in shares of Common Stock.

13.     Effective  Date  and  Termination  Dates
        ----------------------------------------

The Plan shall be effective on and as of the date of its approval by the stockholders of the Corporation and shall terminate ten years later, subject to earlier termination by the Board of Directors pursuant to Paragraph 10.




















































                                                                  Exhibit xvii

                              CERTIFICATE OF MERGER

                                       OF

                         BORDEN CHEMICAL HOLDINGS, INC.
                            (a Delaware Corporation)
                                      INTO

                                  BORDEN, INC.
                           (a New Jersey Corporation)

To  the  Department  of  the  Treasury
State  of  New  Jersey

     Pursuant to the provisions of Sections 14A:10-5.1 and 14A:10-7 of the New Jersey Business Corporation Act, the New Jersey parent business corporation hereinafter named does hereby certify that:

     1. The name of the subsidiary corporation, which is a business corporation organized under the laws of the State of Delaware, is BORDEN CHEMICAL HOLDINGS, INC.

     2. The name of the parent corporation, which is a business corporation organized under the laws of the State of New Jersey, is BORDEN, INC.

     3. The number of outstanding shares of the subsidiary corporation is as follows: 10,132,000 Senior Preferred, all of which are owned by the parent corporation, 24,540,000 Junior Preferred, all of which are owned by the parent corporation, and 70,805,200 Common Shares, 70,224,700 of which are owned by the parent corporation.

     4. The Plan of Merger (attached hereto) for merging the subsidiary corporation into the parent corporation was approved by the Board of Directors of the parent corporation on November 16, 2001 and by the sole shareholder of the parent corporation by written consent without a meeting on November 16, 2001.

     5. A copy of the Plan of Merger was mailed to the minority shareholders of the subsidiary corporation on November 21, 2001 along with a statement informing each shareholder of the right to dissent and to be paid the fair value for his shares, and outlining the procedures with which he shall comply in order to assert and enforce that right.

     6. Neither the certificate of incorporation of the parent corporation nor the certificate of incorporation of the subsidiary corporation requires the approval of its shareholders to authorize the merger herein certified.

     7. The applicable provisions of the laws of the jurisdiction of organization of the subsidiary corporation relating to the merger of the subsidiary corporation into the parent corporation will have been complied with upon compliance with any of the filing and recording requirements thereof.

     8. The parent corporation will continue its existence as the surviving corporation pursuant to the provisions of the New Jersey Business Corporation Act.

     9. The merger herein certified shall become effective in the State of New Jersey on November 24, 2001.

     10. The following amendment to the Certificate of Incorporation was approved by the directors and thereafter duly adopted by unanimous consent of the sole shareholder, which holds 198,974,994 shares, representing 100% of the common stock of the corporation on the 16th day of November, 2001: "At the effective time of the merger, the parent corporation shall amend its Restated Certificate of Incorporation to change its name to Borden Chemical, Inc."















Executed  on  this  21st  day  of  November,  2001.

                              BORDEN  CHEMICAL  HOLDINGS,  INC.



                                By:
                                    ----------------------------------
                                Name  of  Signer:  Michael  E.  Ducey
                                Capacity  of  Signer:  CEO  &  President


                              BORDEN,  INC.



                                By:
                                    ----------------------------------
                                Name  of  Signer:  William  F.  Stoll,  Jr.
                                Capacity  of  Signer:  Executive  Vice President

                                 PLAN OF MERGER
                                 --------------
                         BORDEN CHEMICAL HOLDINGS, INC.
                         ------------------------------
                                      INTO
                                      ----
                                  BORDEN, INC.
                                  ------------

     BORDEN, INC., which is a business corporation of the State of New Jersey ("BORDEN") and is the owner of all of the outstanding preferred shares of stock and greater than 90% of the common shares of stock of BORDEN CHEMICAL HOLDINGS, INC., which is a business corporation of the State of Delaware ("HOLDINGS"), hereby merges BORDEN CHEMICAL HOLDINGS, INC. into BORDEN, INC. pursuant to the provisions of the Delaware General Business Corporation Act and of the New Jersey Business Corporation Act.

     The  Effective  Date  of  the  merger  shall  be  November  24, 2001.

     The separate existence of BORDEN CHEMICAL HOLDINGS, INC. shall cease upon the Effective Date of the merger pursuant to the provisions of the laws of the State of Delaware; and BORDEN, INC. shall continue its existence as the surviving corporation pursuant to the provisions of the New Jersey Business Corporation Act.

     On the Effective Date, each issued and outstanding common share of HOLDINGS stock (other than shares owned by HOLDINGS as treasury shares and common and preferred HOLDINGS shares held by BORDEN, which shares shall automatically be cancelled and no consideration shall be delivered in exchange therefore, and shares as to which appraisal rights are properly exercised) shall be converted into and become the right to receive .35 share of common stock of BORDEN and a warrant, on the terms and conditions described in the attachment hereto, to purchase 2.48 shares of common stock of BORDEN at $2.78 per share.

     The issued shares of BORDEN shall not be converted in any manner, but each said share which is issued as of the Effective Date of the merger shall continue to represent one issued share of BORDEN, INC.

     The Board of Directors and the proper officers of BORDEN are hereby authorized, empowered, and directed to do any and all acts and things, and to make, execute, deliver, file, and/or record any and all instruments, papers, and documents which shall be or become necessary, proper, or convenient to carry out or put into effect any of the provisions of this Plan of Merger or of the merger herein provided for.

     At the effective time of the merger, BORDEN shall amend its Restated Certificate of Incorporation to change its name to "Borden Chemical, Inc."

                                                       Exhibit  xviii

                               PERQUISITE BENEFITS

ANNUALCASHPAYMENT
-----------------

Each year certain key executives receive perquisite cash payments as determined by the Board of Directors. With this perquisite payment you can purchase those additional services that provide the greatest value for you. This payment will be made during first quarter of each year, following Board approval.

DISABILITY  INCOME  PLAN
------------------------

You will be paid 100% of base salary during the first two years of any disability. Total disability benefits payable under the Company's Long Term Disability (LTD) Plan are calculated in conjunction with any Social Security benefits that are awarded, i.e., Social Security benefits plus LTD benefits plus Salary Continuance benefits will equal 100% of base salary for the first two years.

To receive any supplemental disability benefits beyond the first two years of disability, you must have elected to cover 60% your income up to $120,000 under the LTD plan during annual open enrollment.

LIFE  INSURANCE
---------------

Basic  life  insurance  is  provided  on  the same basis as for other associates
(i.e., coverage is 200% of eligible pay at a cost per month of $.175 per thousand dollars of coverage). Additionally, you are covered for another 100% of eligible pay in the form of a death benefit payable from the Executive Family Survivor Protection Plan.

Eligible pay is defined as the higher of current base salary only, or the previous year's base salary plus annual incentive, paid or deferred.

As this coverage is not an insured benefit, any payment is taxable income to your beneficiary.

You also are eligible to purchase Supplemental Group Term Life Insurance in an amount equal to one, two or three times eligible pay at rates which are age related, subject to passing a physical examination.

24-HOUR  BUSINESS,  PERSONAL,  AND  TRAVEL  ACCIDENT  PLAN  -  ASSOCIATE  ONLY
------------------------------------------------------------------------------

The Company provides a 24-hour non-contributory benefit of three times eligible pay for accidental death.


PERSONAL  UMBRELLA  POLICY
--------------------------

You are provided a personal excess liability insurance policy. The limit of liability under this policy is five million dollars in excess of required underlying limits ($100,000 liability in the individual homeowner's policy, and $250,000 per person, $500,000 per accident for bodily injury and $50,000 per accident for property damage or $300,000 for a combined limit of both bodily injury and property damage under motor vehicle coverage). You will receive a copy of the policy rider.


EXECUTIVES'  SUPPLEMENTAL  PENSION  PLAN  (ESPP)
------------------------------------------------
The ESPP allows up to 25% salary deferral on a pre-tax basis. The ESPP contains a "CAP make-up" account for company contributions to the Cash Account Program for pension credits which would otherwise be forfeited due to ESPP salary deferral. Also, the ESPP provides Retirement Savings Plan
(RSP)  "make-up"  company  matching  contributions  in  those  cases  where  IRS regulations limit company matching contributions to the RSP. Your ESPP account earns interest equal to the Fixed Income Fund return in the Retirement Savings Plan.

Proceeds from your ESPP account will be paid in accordance with your annual elections for each year's deferral (a specified future date, at termination of employment or in annual installments following termination).

You will be asked to complete ESPP forms in December of each year to indicate your participation elections for the following year.






                                                                   Exhibit xix





 PLEDGE AND ASSIGNMENT AGREEMENT, dated as of January 18, 2002, made by BORDEN CHEMICAL, INC. (formerly known as Borden, Inc.), a New Jersey Corporation (the "Pledgor"), to CREDIT SUISSE FIRST BOSTON, a Swiss bank, acting through its New York Branch (the "Bank").

                             PRELIMINARY STATEMENTS:
     (1) The Pledgor will deposit from time to time monies in a deposit account in the Bank of New York in the name of the Bank, which monies shall be identified by Customer I.D. Number 135461 (the "Collateral Account"), which shall be under the sole control of the Bank and subject to the terms of this Agreement.
     (2) The Bank has entered into a Reimbursement Agreement dated as of the date hereof (said Agreement, as it may hereafter be amended or otherwise modified from time to time, being the "Reimbursement Agreement", the terms defined therein and not otherwise defined herein being used herein as therein defined) with the Pledgor, as applicant (the "Applicant"), pursuant to which the Bank has agreed to Issue letters of credit from time to time for the account of the Pledgor pursuant to the terms of the Reimbursement Agreement.
(3) It is a condition precedent to the establishment of the Facility and the Issuance of the Letters of Credit by the Bank under the Reimbursement Agreement that the Pledgor shall have made the pledge and assignment contemplated by this Agreement.

NOW THEREFORE, in consideration of the premises and in order to induce the Bank to establish the Facility and Issue Letters of Credit pursuant to the Reimbursement Agreement, the Pledgor hereby agrees as follows:

SECTION  1.  Pledge  and  Assignment.  The Pledgor hereby pledges and assigns to
             -----------------------
the Bank, and grants to the Bank a security interest in, the following collateral (the "Collateral"):

     (a) the Collateral Account, all funds held therein and all certificates and instruments, if any, from time to time representing or evidencing the Collateral Account;
     (b) all Investments (as hereinafter defined) from time to time, and all certificates and instruments, if any, from time to time representing or evidencing the Investments;
     (c) all notes, certificates of deposit, deposit accounts, checks and other instruments from time to time hereafter delivered to or otherwise possessed by the Bank for or on behalf of the Pledgor in substitution for or in addition to any or all of the then existing Collateral;
     (d) all interest, dividends, cash, instruments and other property from time to time received, receivable or otherwise distributed in respect of or in exchange for any or all of the then existing Collateral; and
     (e) all Proceeds (as such term is defined in the Code defined in Section 13(d) below) of any and all of the foregoing Collateral.

     SECTION  2.  Security  for  Obligations.  This  Agreement  and the security
                  --------------------------
interest granted hereunder secures the payment and performance of the Obligations and all obligations and liabilities of the Pledgor hereunder (the "Liabilities").

SECTION  3.  Delivery  of  Collateral.  All certificates or instruments, if any,
             ------------------------
representing or evidencing the Collateral shall be delivered to and held by or on behalf of the Bank pursuant hereto and shall be in suitable form for transfer by delivery, or shall be accompanied by duly executed instruments of transfer or assignment in blank, all in form and substance satisfactory to the Bank. The Bank shall have the right, at any time in its discretion and without notice to the Pledgor, to transfer to or to register in the name of the Bank or any of its nominees any or all of the Collateral. In addition, the Bank shall have the right at any time to exchange certificates or instruments representing or evidencing Collateral for certificates or instruments of smaller or larger denominations.

SECTION  4.  Maintaining  the Collateral Account.  So long as the Facility is in
             -----------------------------------
effect or any Letter of Credit is outstanding or the Pledgor has not indefeasably paid in full all Obligations after the Termination Date:

     (a) The Pledgor will maintain the Collateral Account with the Bank and will transfer immediately available funds to the Bank from time to time (i) to maintain a balance in the Collateral Account equal to 101% of the amount of the Letter of Credit Obligations, (ii) to satisfy the condition precedent in connection with any LC Request prior to the Issuance of any Letter of Credit as provided in the Reimbursement Agreement, and (iii) as otherwise required under the Reimbursement Agreement.

     (b) It shall be a term and condition of the Collateral Account, notwithstanding any term or condition to the contrary in any other agreement relating to the Collateral Account and except as otherwise provided by the provisions of Section 6 and Section 13, that no amount (including interest on the Collateral Account) shall be paid or released to or for the account of, or withdrawn by or for the account of, the Pledgor or any other person or entity from the Collateral Account.

The Collateral Account shall be subject to such applicable laws, and such applicable regulations of the Board of Governors of the Federal Reserve System and of any other appropriate banking or governmental authority, as may now or hereafter be in effect.

     SECTION  5.  Investing of Amounts in the Collateral Account. The Bank will,
                  ----------------------------------------------
subject to the provisions of Section 6 and Section 13, from time to time (a) invest amounts on deposit in the Collateral Account in Money Market Time Deposits with Credit Suisse First Boston ("Money Market Time Deposits)" and (b) invest interest paid on such investments referred to in clause (a) above in Money Market Time Deposits (the investments referred to in clauses (a) and (b) above being collectively "Investments"). Interest and proceeds that are not invested or reinvested in Investments as provided above shall be deposited and held in cash in the Collateral Account.

SECTION  6.  Release  of  Amounts.  The  Pledgor  hereby  authorizes the Bank to
             --------------------
withdraw, from time to time, and apply immediately available funds on deposit in the Collateral Account to any and all outstanding Liabilities. Upon a written request of the Pledgor to the Bank and provided that no Event of Default shall have occurred or be continuing, the Bank shall remit to the Pledgor any amounts in the Collateral Account in excess of 101% of the amount of the Letter of Credit Obligations at such time. Any amount released to the Pledgor pursuant to this Section 6 shall be free and clean of the Bank's security interest provided herein. Upon the release and termination pursuant to Section 17 of the security interest granted hereunder, the Bank shall remit any funds remaining after repayment of all Liabilities to the Pledgor.

SECTION 7.  Representations and Warranties.  The Pledgor represents and warrants
            ------------------------------
as  follows:
     (a) The Pledgor is the legal and beneficial owner of the Collateral free and clear of any lien, security interest, option or other charge or encumbrance except for the security interest created by this Agreement.
     (b) The pledge and assignment of the Collateral pursuant to this Agreement creates a valid and perfected first priority security interest in the Collateral, securing the Liabilities.
     (c) No consent of any other person or entity and no authorization, approval, or other action by, and no notice to or filing with, any governmental authority or regulatory body is required (i) for the pledge and assignment by the Pledgor of the Collateral pursuant to this Agreement or for the execution, delivery or performance of this Agreement by the Pledgor, (ii) for the perfection or maintenance of the security interest created hereby (including the first priority nature of such security interest) or (iii) for the exercise by the Bank of its rights and remedies hereunder.

SECTION  8.  Further  Assurances.  The  Pledgor agrees that at any time and from
             -------------------
time to time, at the expense of the Pledgor, the Pledgor will promptly execute and deliver all further instruments and documents, and take all further action, that may be necessary or desirable, or that the Bank may reasonably request, in order to perfect and protect any security interest granted or purported to be granted hereby or to enable the Bank to exercise and enforce its rights and remedies hereunder with respect to any Collateral. The Pledgor hereby authorizes the Bank to file one or more financing or continuation statements, and amendments thereto, relating to all or any part of the
Collateral    without    the     signature     of     the     Pledgor     where
permitted    by     law.     A    photocopy    or    other    reproduction   of
this Agreement or any financing statement covering the Collateral or any part thereof shall be sufficient as a financing statement where permitted by law.

SECTION  9.  Transfers and Other Liens.  The Pledgor agrees that it will not (i)
             -------------------------
sell, assign (by operation of law or otherwise), or otherwise dispose of, or grant any option with respect to, any of the Collateral, or (ii) create or permit to exist any lien, security interest, option or other charge or encumbrance upon or with respect to any of the Collateral, except for the security interest under this Agreement.

SECTION  10.  Bank  Appointed Attorney-in-Fact.  The Pledgor hereby appoints the
              --------------------------------
Bank the Pledgor's attorney-in-fact, with full authority in the place and stead of the Pledgor and in the name of the Pledgor or otherwise, from time to time in the Bank's discretion to take any action and to execute any instrument which the Bank may deem necessary or advisable to accomplish the purposes of this Agreement, including, without limitation, to receive, indorse and collect all instruments made payable to the Pledgor representing any interest payment, dividend or other distribution in respect of the Collateral or any part thereof and to give full discharge for the same.

SECTION  11.  Bank  May  Perform.  If the Pledgor fails to perform any agreement
              ------------------
contained herein, the Bank may itself perform, or cause performance of, such agreement, and the expenses of the Bank incurred in connection therewith shall be payable by the Pledgor under Section 14.

SECTION  12.  The Bank's Duties.  The powers conferred on the Bank hereunder are
              -----------------
solely to protect its interest in the Collateral and shall not impose any duty upon it to exercise any such powers. Except for the safe custody of any Collateral in its possession and the accounting for moneys actually received by it hereunder, the Bank shall have no duty as to any Collateral, as to ascertaining or taking action with respect to calls, conversions, exchanges, maturities, tenders or other matters relative to any Collateral, whether or not the Bank has or is deemed to have knowledge of such matters, or as to the taking of any necessary steps to preserve rights against any parties or any other rights pertaining to any Collateral. The Bank shall be deemed to have exercised reasonable care in the custody and preservation of any Collateral in its possession if such Collateral is accorded treatment substantially equal to that which the Bank accords its own property.

SECTION 13.  Remedies upon Default.  If any Event of Default shall have occurred
             ---------------------
and  be  continuing:
     (a) The Bank may, without notice to the Pledgor except as required by law and at any time or from time to time, charge, set-off and otherwise apply all or any part of the Collateral Account against any of Pledgor's Liabilities.
     (b) The Bank may also exercise in respect of the Collateral, in addition to other rights and remedies provided for herein or otherwise available to it all the rights and remedies of a secured party on default under the Uniform Commercial Code in effect in the State of New York at that time (the "Code") (whether or not the Code applies to the affected Collateral), and may also, without notice except as specified below, sell the Collateral or any part thereof in one or more parcels at public or private sale, at any of the Bank's offices or elsewhere, for cash, on credit or for future delivery, and upon such other terms as the Bank may deem commercially reasonable. The Pledgor agrees that, to the extent notice of sale shall be required by law, at least ten days' notice to the Pledgor of the time and place of any public sale or the time after which any private sale is to be made shall constitute reasonable notification. The Bank shall not be obligated to make any sale of Collateral regardless of notice of sale having been given. The Bank may adjourn any public or private sale from time to time by announcement at the time and place fixed therefor, and such sale may, without further notice, be made at the time and place to which it was so adjourned.
     (c) Any cash held by the Bank as Collateral and all cash proceeds received by the Bank in respect of any sale of, collection from, or other realization upon all or any part of the Collateral may, in the discretion of the Bank, be held by the Bank as collateral for, and/or then or at any time thereafter be applied (after payment of any amounts payable to the Bank pursuant to Section 14) in whole or in part by the Bank against, all or any part of the Pledgor's obligations under or in connection with the Reimbursement Agreement in such order as the Bank shall elect. Any surplus of such cash or cash proceeds held by the Bank and remaining after the indefeasible payment in full of all such obligations, the termination of the Facility and the expiry of all Letters of Credit, shall be paid over to the Pledgor or to whomsoever may be lawfully entitled to receive such surplus.

     Notwithstanding the foregoing provisions, the Bank shall have the rights provided to it under Section 2.06(j) of the Reimbursement Agreement.

SECTION  14.  Expenses.  The Pledgor will upon demand pay to the Bank the amount
              --------
of any and all reasonable expenses, including the reasonable fees and expenses of its counsel and of any experts and agents, which the Bank may incur in connection with (i) the administration of this Agreement, (ii) the custody or preservation of, or the sale of, collection from, or other realization upon, any of the Collateral, (iii) the exercise or enforcement of any of the rights of the Bank hereunder or (iv) the failure by the Pledgor to perform or observe any of the provisions hereof.

SECTION  15.  Amendments,  Etc.  No amendment or waiver of any provision of this
              ----------------
Agreement, and no consent to any departure by the Pledgor herefrom shall in any event be effective unless the same shall be in writing and signed by the Bank, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

SECTION  16.  Addresses  for  Notices.  All  notices  and  other  communications
              -----------------------
provided for hereunder shall be in writing (including telecopier, telegraphic, telex or cable communication) and mailed, telecopied, telegraphed, telexed, cabled or delivered to it, if to the Pledgor, at its address specified in the Reimbursement Agreement, and if to the Bank, at its address specified in the Reimbursement Agreement, or, as to either party, at such other address as shall be designated by such party in a written notice to the other party. All such notices and other communications shall, when mailed, telecopied, telegraphed, telexed or cabled, be effective when deposited in the mails, telecopied, delivered to the telegraph company, confirmed by telex answerback or delivered to the cable company, respectively.

SECTION  17.  Continuing  Security  Interest;  Assignments  under  Reimbursement
              ------------------------------------------------------------------
Agreement.  This  Agreement  shall  create a continuing security interest in the
---------
Collateral and shall (i) remain in full force and effect until the later of (x) the indefeasible payment in full of the Liabilities, (y) the expiration or termination of the Facility, and (z) the date on which no Letter of Credit remains outstanding; (ii) be binding upon the Pledgor, its successors and assigns; and (iii) inure to the benefit of, and be enforceable by, the Bank and its successors, transferees and assigns. Without limiting the generality of the foregoing clause (iii), the Bank may assign or otherwise transfer all or any portion of its rights and obligations under the Reimbursement Agreement (including, without limitation, all or any portion of its obligations to Issue Letters of Credit) with the consent of the Pledgor, which consent shall not be unreasonably withheld, to any other person or entity, and such other person or entity shall thereupon become vested with all the benefits in respect thereof granted to the Bank herein or otherwise. However, if an Event of Default has occurred or is continuing, the aforementioned consent of the Pledgor shall not be required. Upon the later of the indefeasible payment in full of the Pledgor's Liabilities, the expiration or termination of the Facility and the date on which no Letter of Credit is outstanding, the security interest granted hereby shall terminate and all rights to the Collateral shall revert to the Pledgor. Upon any such termination, the Bank will, at the Pledgor's expense, return to the Pledgor such of the Collateral as shall not have been sold or otherwise applied pursuant to the terms hereof and execute and deliver to the Pledgor such documents as the Pledgor shall reasonably request to evidence such termination.

SECTION  18.  Governing  Law;  Terms.  This  Agreement  shall be governed by and
              ----------------------
construed in accordance with the laws of the State of New York. Unless otherwise defined herein or in the Reimbursement Agreement, terms defined in
Article  9  of  the  Code  are  used  herein  as  therein  defined.

IN WITNESS WHEREOF, the Pledgor has caused this Agreement to be duly executed and delivered by its officer thereunto duly authorized as of the date first above written.

                                           BORDEN  CHEMICAL,  INC.

                                           By
                                              ---------------------------
                                              Name:  Ronald  P.  Starkman
                                              Title:  Treasurer

ACCEPTED  AND  AGREED:
CREDIT  SUISSE  FIRST  BOSTON,
NEW  YORK  BRANCH


By
   --------------------------------
     Name:  Bill  O'Daly
     Title:  Director


By
   --------------------------------
     Name:  Cassandra  Droogan
     Title:  Associate
























































                                                                    Exhibit xx

                             REIMBURSEMENT AGREEMENT

                                       FOR

                      UNCOMMITTED LETTER OF CREDIT FACILITY

                                     BETWEEN

                           CREDIT SUISSE FIRST BOSTON,

                                 NEW YORK BRANCH

                                       AND

                              BORDEN CHEMICAL, INC.
                      -------------------------------------

                             REIMBURSEMENT AGREEMENT
     THIS REIMBURSEMENT AGREEMENT dated as of January 18, 2002 is made by and between CREDIT SUISSE FIRST BOSTON, a Swiss bank, acting through its New York Branch (the "BANK"), and BORDEN CHEMICAL, INC. (formerly known as Borden, Inc.), a New Jersey corporation (the "APPLICANT").

                                    RECITALS
     A. The Applicant has requested that the Bank establish an uncommitted facility (the "FACILITY") under which the Applicant may from time to time request that the Bank Issue (as such term is defined below) one or more of its irrevocable letters of credit, in such amounts and in favor of such beneficiaries as the Applicant may specify (each, together with all extensions, amendments, renewals and replacements, a "LETTER OF CREDIT").

     B. As a condition to the Issuance (as such term defined below) by the Bank of any Letter of Credit as Applicant might request from time to time Under the Facility, the Bank has required, among other things, that the Applicant grant it the reimbursement and other rights set forth in this Agreement.

     NOW, THEREFORE, in consideration of the foregoing and the undertakings herein set forth and intending to be legally bound, the Applicant and the Bank hereby agree as follows:

                                    ARTICLE I

Section  1.01          DEFINITIONS.  In  this  Agreement  (except  as  otherwise
                       -----------
expressly provided for or unless the context otherwise requires), the following terms have the meanings specified in this Article, unless the context otherwise requires:

     "AFFILIATE" means, with respect to any designated Person, each Person who directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, another designated Person.

     "AGENT" means Citibank N.A. as administrative agent under the Existing Credit Agreement.

     "AGREEMENT" means this Reimbursement Agreement, as the same may be amended, supplemented or otherwise modified from time to time.

     "APPLICANT" has the meaning assigned to such term in the preamble to this Agreement.

     "BANK" has the meaning assigned to such term in the preamble to this Agreement.

     "BENEFICIARY" means the beneficiary named in such Letter of Credit's LC Request, together with its successors and permitted assigns.

     "BUSINESS DAY" means any day other than a Saturday, a Sunday, or a day on which banking institutions in the State of New York are required or authorized by law to close.

     "COLLATERAL PLEDGE AGREEMENT" means the Pledge and Assignment Agreement dated as of the date hereof made by the Applicant in favor of the Bank, as the same may be  amended,  supplemented  and  otherwise modified from time to time.

     "COLLATERAL ACCOUNT" has the meaning assigned to such term in the Cash Collateral Pledge Agreement.

     "CLOSING DATE" means the date on which the conditions set forth in herein have been satisfied or waived in writing by the Bank.

     "CONTRACT INTEREST RATE" means a fluctuating interest rate per annum (computed on the basis of a year of 360 days from the actual number of days elapsed) equal to the rate used by the Bank from time to time as its Base Rate (i.e., the base commercial lending rate used by the Bank, which is not necessarily the lowest rate of interest charged by the Bank in connection with extensions of credit) plus two percent (2%), such rate of interest to change automatically as of the effective date of each change in the Base Rate.

     "CONTROL"  (including,  with  the  correlative  meanings,  the  terms
"controlling", "controlled by" and "under common control with") means, as used with respect to any Person, the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such other Person, or of the Person, whether through contract, stock ownership, partnership interests, membership, voting rights, governing boards, committees, divisions or other bodies with one or more common members, directors, trustees or other managers, or otherwise.

     "DRAW" means a draw on any Letter of Credit for payment, made in accordance with the terms and conditions of such Letter of Credit.

     "EVENT  OF  DEFAULT" has the meaning assigned to such term in Section 6.01.

     "EXISTING CREDIT AGREEMENT" means the Credit Agreement dated as of December 15, 1994, as amended and restated as of July 14, 1997, by and among the Applicant as borrower, Borden Foods Holdings Corporation and Wise Holdings, Inc. as affiliate guarantors, the banks named therein as Banks, Citibank N.A. as administrative agent, Bankers Trust Company, The Chase Manhattan Bank, Citibank N.A. and Credit Suisse First Boston as Lead Managing Agents and BT Securities Corporation, Chase Securities Inc., Citicorp Securities, Inc. as arrangers.

     "EXISTING LC" means certain outstanding letters of credit issued by the Bank under the Existing Credit Agreement and identified in Schedule 1 hereto.

     "FACILITY" has the meaning assigned to such term in the recitals to this Agreement.

     "GOVERNMENTAL AUTHORITY" means any federal, state, or local governmental or quasi-governmental subdivision, authority, or other instrumentality thereof and any entity asserting or exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government.

     "GOVERNMENTAL ACTION" means all permits, authorizations, registrations, consents, certifications, approvals, waivers, exceptions, variances, claims, orders, judgements and decrees, licenses, exemptions, publications, filings, notices to and declarations of or with any Governmental Authority and shall include all permits and licenses required to use, operate and maintain the assets of the Applicant.

     "INDEBTEDNESS" means, with respect to any Person, (a) all indebtedness, obligations or other liabilities of such
Person (i) for borrowed money or evidenced by debt securities, debentures, acceptances, notes or other similar instruments, and any accrued interest, fees and charges relating thereto, (ii) under profit payment agreements or in respect of obligations to redeem, repurchase or exchange any Securities of such Person or to pay dividends in respect of any stock, (iii) with respect to letters of credit issued for such Person's account, (iv) to pay the deferred purchase price of property or services, except accounts payable and accrued expenses arising in the ordinary course of business, (v) in respect of capital leases or (vi) under guaranties of the type of indebtedness referred to in clauses (i) through (v) above.

     "ISSUE" means, with respect to any Letter of Credit, either issue, or extend the expiry of, or renew, or assume the obligation as issuer under, or increase the amount of, such Letter of Credit, and the term "ISSUED" or "ISSUANCE" shall have a corresponding meaning.

     "LC ASSUMPTION NOTICE" means a notice substantially in the form of Schedule 2 attached to the Letter Agreement.

     "LC  REQUEST" has the meaning assigned to such term in Section 2.02 herein.

     "LETTER AGREEMENT" means the Letter Agreement dated as of the date hereof among the Bank, the Applicant and the Agent, as the same may be amended, supplemented or otherwise modified from time to time.

     "LETTER OF CREDIT" has the meaning assigned to such term in the recitals to this Agreement.

     "LETTER  OF  CREDIT  OBLIGATIONS"  means  an amount  equal to the amount of
(i) the aggregate  face amount of all outstanding Letters  of Credit Issued plus
(ii) the aggregate amount of the unpaid reimbursement obligations of the Applicant hereunder.

     "LOAN DOCUMENTS" means this Agreement, the Cash Collateral Pledge Agreement and the Letter Agreement.

     "MAXIMUM  FACILITY  AMOUNT"  means  $  35,000,000.

     "OBLIGATIONS" means all reimbursement obligations, advances, debts, liabilities, obligations, covenants and duties owing by the Applicant to the Bank or any Person entitled to indemnification pursuant to Section 2.09 of this Agreement, of any kind or nature, present or future, whether or not evidenced by any note, guaranty or other instrument, arising under this Agreement or any other Loan Document, whether or not for the payment of money. The term includes, without limitation, all interest, charges, expenses, fees, attorneys' fees and disbursements and any other sum chargeable to the Applicant under this Agreement or any other Loan Document and the obligations of the Applicant to cash collateralize each Letter of Credit .

     "PARTICIPANT" has the meaning assigned to such term in Section 7.10 herein.

     "PERSON" means any individual, for-profit or not-for-profit corporation, partnership, joint venture, association, limited liability company, limited liability partnership, joint-stock company, trust, unincorporated organization or government or any agency or political subdivision thereof.

     "TERMINATION DATE" means the later of (i) March 31, 2003 and (ii) such later date as the Facility may be extended to pursuant to Section 2.05.

                                   ARTICLE II

                         LETTER OF CREDIT; REIMBURSEMENT

SECTION  2.01     ISSUANCE  OF  LETTERS  OF  CREDIT.  Subject  to  the terms and
                  ---------------------------------
conditions set forth herein, the Bank may Issue for the account of the Applicant one or more Letters of Credit during the period from the Closing Date to the Termination Date provided that the aggregate amount of all Issued Letters of Credit shall not exceed at any time the Maximum Facility Amount. Notwithstanding anything to the contrary in this Agreement, the Bank shall have no obligation to Issue any Letter of Credit, and any Issuance under this Agreement shall be at the Bank's sole discretion.

SECTION  2.02     PROCEDURES  FOR  ISSUANCE  OF LETTERS OF CREDIT; REQUEST.  The
                  --------------------------------------------------------
Applicant may from time to time request that the Bank Issue one or more of Letters of Credit. The request for an Issuance of a Letter of Credit shall be made by means of an application made in compliance with the terms of this Agreement ("LC Request"), the form of which is attached hereto as Schedule 2. There shall be a separate LC Request for each Letter of Credit requested.

SECTION  2.03     Assumption  of  Existing  LC.  In the event that an LC Request
                  ----------------------------
pertains to a request for the Bank to assume an Existing LC and the Bank agrees to Issue such Existing LC, the Bank shall send an LC Assumption Notice to the Applicant and the Agent at the addresses set forth in the Letter Agreement.

SECTION  2.04     SCOPE  OF  THIS  AGREEMENT.  This Agreement shall apply to all
                  --------------------------
Letters of Credit Issued by the Bank hereunder and to all extensions, amendments, renewals and replacements thereto regardless of whether such extensions, amendments, renewals or replacements are automatic under the terms of such Letters of Credit or occur by election of the Bank or any Beneficiary.

SECTION  2.05     TERMINATION.  The  Facility  created  by  this Agreement shall
                  -----------
terminate on the Termination Date, provided that the Applicant may apply for an extension of the Facility prior to such termination. Extension of the Facility and the length of any such extension will be solely at the Bank's discretion. Notwithstanding any termination of the Facility, this Agreement will continue in full force and effect with respect to any Letters of Credit outstanding at the time of such termination, including any extensions, amendments, renewals or replacements thereof. If, following termination of the Facility, the Applicant submits an LC Request and a Letter of Credit is Issued by the Bank, the LC Request submitted by the Applicant shall be deemed to have been a request for renewal of the Facility as well as for Issuance of the Letter of Credit, and the Bank's issuance of such Letter of Credit shall be deemed to be a renewal of the Facility with respect to such Letter of Credit so Issued. Accordingly, this Agreement and the Cash Collateral Agreement shall apply to any such Letter of Credit.

SECTION  2.06     REIMBURSEMENTS.
                  --------------

Principal.  The  Applicant  hereby  unconditionally  covenants  and  agrees  to
----------
reimburse  and/or pay to the Bank, not later than 4:00 p.m., New York City time,
-------
on the date of any Draw under any Letter of Credit all amounts which the Bank shall have paid under such Letter of Credit.

Interest.  The  Applicant  hereby unconditionally covenants and agrees to pay to
--------
the Bank interest on any and all amounts owing to the Bank hereunder and remaining unpaid by the Applicant, from and including the date such amount is due, to but not including the date of payment in full thereof, at a rate of interest equal to the Contract Interest Rate from time to time in effect. Amounts payable under this Section 2.06(b) shall be payable at any time and from time to time on demand of the Bank.

Foreign Currency.  If the Bank is required to make any payment under a Letter of
----------------
Credit in a currency other than United States dollars, the Applicant will reimburse the Bank in United States dollars at the spot exchange rate for the foreign currency into United States dollars, as calculated by the Bank, on the date the reimbursement is made to the Bank.

Fees.  The  Applicant  hereby unconditionally covenants and agrees to pay to the
----
Bank  the  fees  set  forth  on  Schedule  3  hereto.

Charges  and  Expenses.  The  Applicant  shall  pay  to  the Bank all reasonable
----------------------
transaction  charges  that the Bank may make for claims paid under any Letter of
------
Credit. Upon submission of the Bank's bill therefor to the Applicant, such transaction charges shall be payable. In addition, the Applicant shall pay to the Bank on demand any and all reasonable charges and expenses which the Bank may pay or incur relative to any Letter of Credit.

Increased  Costs.
-----------------

        i. If after the date of this Agreement any enactment, promulgation or adoption of or change in any applicable law, treaty, regulation or rule or in the interpretation or administration thereof by any governmental authority, court, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by the Bank or any Participant with any guideline, request or directive issued after the date hereof (whether or not having the force of law) of any such Governmental Authority, court, central bank or comparable agency, shall either impose, modify or deem applicable any reserve, special deposit, capital, insurance assessment or similar requirement against letters of credit issued by, or assets held by, or deposits with or for the account of, or credit extended by the Bank or any Participant (including without limitation a guideline, request or directive which affects the manner in which the Bank or any Participant reserves for its obligations under this Agreement and any Letter of Credit), and the result of any event referred to in this sentence shall be to (a) increase the direct or indirect cost to the Bank or any Participant of issuing or maintaining any Letter of Credit or the Bank's obligations under this Agreement or (b) reduce the amounts receivable by the Bank or a Participant upon reimbursement in accordance with this Agreement (which increase in cost or reduction in amount received or to be received shall be determined by the Bank and evidenced in writing to the Applicant) then within ten (10) Business Days after demand by the Bank (accompanied by a certificate which sets forth in reasonable detail the determination of such increased cost or reduction in amount received or to be received), the Applicant shall pay to the Bank, from time to time as specified by the Bank, additional amounts that in the aggregate shall be sufficient to compensate the Bank or any Participant for such increased cost or reduction in amount received or to be received.

  ii. If after the date of this Agreement the Bank or any Participant shall have determined that any enactment, promulgation or adoption of or change in any applicable law, treaty, regulation, rule or guideline regarding capital adequacy, or in the interpretation or administration thereof, by any Governmental Authority, court, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by the Bank or any Participant with any guideline, request or directive regarding capital adequacy (whether or not having the force of law and whether or not failure to comply thereunder would be unlawful) of any such Governmental Authority, court, central bank or comparable agency, affects or would affect the amount of or reserves required or expected to be maintained by the Bank or any Participant (or any controlling affiliate) and the Bank or any Participant determines that the amount of such capital is increased by or is based on its Issuance or maintenance of any Letter of Credit, or the Bank's obligations under this Agreement, then, within ten (10) Business Days after demand by the Bank (accompanied by a certificate which sets forth in reasonable detail the determination of the increased cost resulting therefrom), the Applicant shall pay to the Bank, from time to time as specified by the Bank, additional amounts sufficient to compensate the Bank or any Participant therefor. A certificate setting forth the computation of such additional amounts submitted to the Applicant by the Bank shall, in the absence of manifest error, be conclusive and binding for all purposes.

Place  of  Payment.  All  payments  by  the  Applicant  to  the  Bank under this
------------------
Agreement  shall  be made in lawful currency of the United States at its address
--------
as set forth in Section 7.01, or at such other addresses and to the attention of such other person the Bank may stipulate by written notice to the Applicant, or by a wire transfer in immediately available funds from the Applicant to the Bank in accordance with written wire instructions given to the Applicant by the Bank.

Application of Payments. All payments by the Applicant to the Bank shall be applied, first, to pay expenses, fees and interest due and, then, to reduce the principal balance of sums due.

No Set-Off. All payments by the Applicant under this Agreement shall be made without any set-off, counterclaim or deduction whatsoever.

Collateral Account. The Collateral shall be under the sole dominion and control of the Bank and the Bank alone shall have the power to disburse proceeds of the Collateral. The Applicant hereby authorizes the Bank to sell or otherwise liquidate from time to time any investments and securities relating to the Collateral Account and to apply from time to time such proceeds to any and all outstanding Obligations.

SECTION  2.07          SURVIVAL.  Notwithstanding  anything  to  the  contrary
                       --------
contained in this Agreement, the Bank's rights, interests and remedies hereunder and under the Cash Collateral Pledge Agreement shall not terminate or expire or be deemed to have been discharged or released until no Letters of Credit shall be outstanding hereunder after the Termination Date and until the Bank has been indefeasibly paid in full for all amounts then owing under this Agreement, and, moreover, where specifically provided herein, the obligations of the Applicant, and the related rights, interests and remedies of the Bank, will survive termination of this Agreement.

SECTION  2.08          OBLIGATIONS  ABSOLUTE.  The  obligations of the Applicant
                       ---------------------
under this Agreement shall be absolute, unconditional and irrevocable, and shall be performed strictly in accordance with the terms of this Agreement, under all circumstances whatsoever, including without limitation the following circumstances: (i) validity or enforceability of this Agreement or any Letter of Credit or any documents delivered in connection therewith or contemplated therein, unless the lack of validity or enforceability is determined by a court of competent jurisdiction prior to the payment on such Letter of Credit by the Bank which created the Applicant's obligation hereunder; (ii) the existence of any claim, set-off, defense or other right which the Applicant may have at any time against any Beneficiary (or any persons or entities for whom any such Beneficiary may be acting); (iii) any statement or any document presented under any Letter of Credit proving to be forged, fraudulent, insufficient, untrue or inaccurate in any respect; or (iv) any of the circumstances contemplated in clauses (1) through (8), inclusive, of Section 2.10. The Applicant understands and agrees that no payment by it under any other agreement (whether voluntary or otherwise) shall constitute a defense to its obligations hereunder, except to the extent that the Bank has been indefeasibly paid in full for all amounts then owing under this Agreement.

SECTION  2.09     INDEMNIFICATION.  The  Applicant  hereby indemnifies and holds
                  ---------------
harmless the Bank and its Affiliates (and the respective directors, officers, employees, representatives and agents of the Bank and each of its Affiliates) (individually, an "Indemnified Party" and collectively, the "Indemnified Parties") from and against any and all claims, damages, losses, liabilities, costs or expenses (including reasonable attorneys' fees for counsel of each of the Indemnified Parties' choice) whatsoever which any Indemnified Party may incur (or which may be claimed against any Indemnified Party by any person or entity whatsoever) by reason of or in connection with (a) the Issuance of any Letter of Credit, or a transfer of, or payment or failure to pay (under the
circumstances           specified           in           Section            2.10
hereof)      under,         any         Letter        of        Credit;      (b)
any breach by the Applicant of any representation, warranty, covenant, term or condition in, or the occurrence of any default under, this Agreement, including all reasonable fees or expenses resulting from the settlement or defense of any claims or liabilities arising as a result of any such breach or default, and (c) the involvement of any of the Indemnified Parties in any legal suit, investigation, proceeding, inquiry or action as a consequence, direct or indirect, of the Bank's entering into this Agreement, or any other event or transaction contemplated by any of the foregoing; provided that the Applicant shall not be required to indemnify any of the Indemnified Parties for any claims, damages, losses, liabilities, costs or expenses to the extent, but only to the extent, caused by (i) the wilful misconduct or gross negligence of the Bank, or (ii) the Bank's wilful misconduct or gross negligence in failing to pay under any Letter of Credit after presentation of a draft. Nothing in this
Section is intended to limit the Applicant's reimbursement obligations contained in Section 2.06. This indemnification shall survive the expiration or earlier termination of any Letter of Credit.

SECTION  2.10     LIABILITY OF BANK.  As between the Applicant, on one hand, and
                  -----------------
the Bank, on the other, the Applicant assumes all risks of the acts or omissions of any Beneficiary with respect to the use of any Letter of Credit. Neither the Bank nor any of its respective Affiliates, nor any of its or its Affiliates' respective officers, directors, employees or agents shall be liable or responsible for: (1) the use which may be made of any Letter of Credit or for any acts or omissions or statements of any Beneficiary in connection therewith;
(2) the form, validity, sufficiency, accuracy or genuineness of any documents (including without limitation any documents presented under any Letter of Credit), or of any statement therein or endorsement thereon, even if any such documents, statements or endorsements should in fact prove to be in any or all respects invalid, insufficient, fraudulent, forged, inaccurate or untrue; (3) the validity or sufficiency of any instrument transferring or assigning or purporting to transfer or assign any Letter of Credit or the rights or benefit thereunder or proceeds thereof, in whole or in part, which may prove to be invalid or ineffective for any reason; (4) errors, omissions, interruptions, losses or delays in transmission or delivery of any messages by mail, cable, telegraph, telex, telephone or otherwise; (5) any loss or delay in the transmission or otherwise of any document or notice of claim required in order to make a claim under any Letter of Credit; (6) any breach of contract between the Applicant and any Beneficiary; (7) any acts or events beyond the Bank's control; or (8) any other circumstances whatsoever in making or failing to make payment under any Letter of Credit against presentation of documents which do not comply with the terms of such Letter of Credit, including failure of any documents to bear adequate reference to such Letter of Credit; except only that the Applicant shall have a claim against the Bank for acts or events documented in (1) through (8) above, and the Bank shall be liable to the Applicant, to the extent, but only to the extent, of any direct, as opposed to consequential, damages suffered by the Applicant which the Applicant proves were caused solely by (i) the Bank's wilful misconduct or gross negligence or (ii) the Bank's wilful failure to pay under a Letter of Credit after the presentation to it by a Beneficiary of a proper draft strictly complying with the terms and conditions thereof and of such Letter of Credit unless the Bank in good faith believes that it is prohibited by applicable laws or regulations other legal authority from making such payment. In furtherance and not in limitation of the foregoing, the Bank may accept documents that appear on their face to be in order, without responsibility for further investigation, regardless of any notice or information to the contrary; provided that if the Bank shall receive written notification from both the Beneficiary and the Applicant that documents conforming to the terms of a Letter of Credit to be presented to the Bank are not to be honored, the Bank agrees that it will not honor such documents.

                                   ARTICLE III

                              CONDITIONS PRECEDENT

SECTION  3.01          INITIAL  DOCUMENTATION.  As  a condition precedent to the
                       ----------------------
Bank's establishment of the Facility, the Bank shall have received, or waived in writing the receipt of, each of the following, each in form and substance satisfactory to the Bank:

(a)     A  duly  executed  original, or counterpart original, of this Agreement;

(b) A duly executed original, or counterpart original, of the Collateral Pledge Agreement and any other document, certificate or statement that is required to be executed, filed or delivered thereunder;

(c) A certificate signed by the Secretary or an Assistant Secretary of the Applicant which (i) certifies that all of the representations and warranties of the Applicant contained herein are true and correct, (ii) certifies that the resolution or resolutions of the Board of the Directors of the Applicant authorizing execution of this Agreement contained therein or attached thereto were duly adopted on the date specified in the certificate (or certifies that approval of the Board of Directors of the Applicant for the execution and delivery of this Agreement are not required), and (iii) certifies that the person or persons who executed this Agreement on behalf of the Applicant were duly authorized to so act, and provides specimen signatures of such persons;

(d)     A  duly  executed  original,  or  counterpart  original,  of  the Letter
Agreement;

(e) An opinion by counsel of the Applicant, in form and substance satisfactory to the Bank; and
(f) Such other documents, certificates, approvals, assurances and legal opinions as the Bank may reasonably request.

SECTION 3.02          Conditions Precedent to Issuance of each Letter of Credit.
                      ---------------------------------------------------------
Prior to the Issuance of each Letter of Credit, the following conditions shall have been satisfied:

(a) The Bank shall have received an LC Request in the form of Schedule 2 hereto;

(b) The Applicant shall have deposited cash into the Collateral Account in an amount equal to 101% of the face amount of the Letter of Credit requested by the Applicant in such LC Request;

(c) The balance of the Collateral Account shall be at least 101% of the amount of the Letter of Credit Obligations. For purposes of this Subsection
(c), Letter of Credit Obligations shall also include the face amount of any outstanding LC Request with respect to which the amount set forth in the foregoing Subsection (b) shall have been deposited;

(d) As of the date of such Issuance, both before and after giving effect to the Letter of Credit to be Issued on such date, all of the representations and warranties contained in Section 4.01 shall be true and complete in all material respects;

(e) As of the date of such Issuance, no Event of Default, nor event which with the giving of notice or passage of time would constitute an Event of Default, shall have occurred and be continuing or would result from the Issuance of the requested Letter of Credit; or

(f) The Applicant shall have delivered such other documents, certificates, approvals, assurances and documents as the Bank may reasonably request.

                                   ARTICLE IV

                         REPRESENTATIONS AND WARRANTIES

     The Applicant represents and warrants to and for the benefit of the Bank as follows:

SECTION  4.01          EXISTENCE.  The  Applicant  is  duly  organized,  validly
                       ---------
existing and in good standing under the laws of the jurisdiction of the State of New Jersey.

SECTION  4.02          POWER, AUTHORIZATION AND NO CONFLICTS.  The Applicant has
                       -------------------------------------
all requisite power and authority and the legal right to own and operate its properties and to conduct its business and operations as they are currently being conducted and as proposed to be conducted by it. The execution, delivery and performance by the Applicant of this Agreement and the Cash Collateral Pledge Agreement (i) is within the Applicant's powers, (ii) has been duly authorized by all necessary corporate or other action, (iii) does not contravene the organizational documents of the Applicant or any license held by it or any material contract or restriction binding on or affecting the Applicant or any of its assets, and (iv) will not result in the creation of any mortgage, pledge, lien or encumbrance upon any of the Applicant's assets (other than the pledge to the Bank).

SECTION  4.03          GOVERNMENTAL  AUTHORIZATIONS  AND  OTHER  APPROVALS.  The
                       ---------------------------------------------------
Applicant has all necessary Governmental Actions and qualifications, and has complied in all material respects with all applicable laws and regulations necessary to conduct its business as it is presently conducted. No authorization, approval or other action by, and no notice to or filing with, any Governmental Authority is required for the due execution, delivery and performance by the Applicant of this Agreement or the Cash Collateral Pledge Agreement, except such as have been obtained or are not issuable on or before the date of execution and delivery of this Agreement.

SECTION  4.04          VALIDITY  AND BINDING EFFECT.  Each of this Agreement and
                       ----------------------------
the Cash Collateral Pledge Agreement is the legal, valid and binding obligation of the Applicant, enforceable against the Applicant in accordance with its terms, subject to the application by a court of general principles of equity and to the effect of any applicable bankruptcy, insolvency, reorganization, moratorium or similar Legal Requirement affecting creditors' rights generally.

SECTION  4.05          SOLVENCY.  The  Applicant  is and, after giving effect to
                       --------
this Agreement and all other agreements of the Applicant being entered into on the date of execution and delivery of this Agreement, will be solvent (which for this purpose shall mean that it is able to pay its current debts as they come due).

SECTION 4.06          FULL DISCLOSURE.  All information furnished to the Bank by
                      ---------------
or on behalf of the Applicant in connection with this Agreement and the Applicant's obligations contemplated hereby and thereby do not contain any untrue statement of a material fact with respect to the Applicant, and do not omit to state a material fact with respect to the Applicant, necessary in order to make the statements contained therein not misleading in light of the circumstances under which they were made. There is no fact known to the Applicant which materially adversely affects or in the future may (so far as the Applicant can now foresee) adversely affect the business, operations, properties, assets or financial condition of the Applicant which has not been disclosed to the Bank or made available to creditors and investors generally through public filings with the Securities and Exchange Commission before the date of execution and delivery of this Agreement.

                                    ARTICLE V

                                GENERAL COVENANTS

     So long as this Agreement is in effect or any amount is due and owing to the Bank hereunder, the Applicant covenants and agrees that, except to the extent the Bank shall otherwise consent in writing, each of the following covenants shall be performed and complied with by the Applicant as indicated:

SECTION  5.01          CONDUCT  OF  BUSINESS; MAINTENANCE OF EXISTENCE; MERGERS.
                       --------------------------------------------------------
The Applicant will (i) preserve and maintain in full force and effect its existence as a corporation or other legal entity, as in effect on the date of execution of this Agreement, (ii) not dissolve or otherwise dispose of all or substantially all of its assets and (iii) not consolidate with or merge into another entity or permit one or more other entities to consolidate with or merge into it, except, in any such event, where a corporation or bank (or, if such assuming entity is the surviving entity in a merger or a consolidation with the Applicant, the surviving entity) having a credit rating equal to or better than the credit rating of the Applicant on the date of such event (or, if such assuming entity is the surviving entity in a merger of a consolidation with the Applicant, immediately after the consummation thereof), or otherwise acceptable to the Bank, assumes or guarantees the obligations of the Applicant under this Agreement in a form satisfactory to the Bank.

SECTION 5.02          MAINTENANCE OF GOVERNMENTAL AUTHORIZATIONS.  The Applicant
                      ------------------------------------------
will maintain in full force and effect all of its Governmental Actions and qualifications necessary for the conduct of its business as it is presently being, and as it is proposed to be, conducted and the ownership and operation of its assets.

SECTION  5.03          REPORTING  REQUIREMENTS.  The  Applicant  will furnish or
                       -----------------------
cause  to  be  furnished  to  the  Bank  the  following:

a. As soon as available and in any event within forty-five (45) days after the close of each fiscal quarter of each Fiscal Year of the Applicant:

i. unaudited financial statements for the Applicant, including a balance sheet and related statement of income as of the end of such fiscal quarter and for such fiscal quarter and the current Fiscal Year to the end of such fiscal quarter, that shall be internally prepared and presented on a consistent basis;

ii. a certificate signed by an officer of the Applicant (i) stating that during such fiscal quarter the Applicant has observed and performed all of its covenants and agreements set forth in this Agreement, except as disclosed in such certificate and (ii) stating that no Default has occurred or is continuing, except as disclosed in such certificate.

  b. As soon as available and in any event within one hundred twenty (120) days after the close of each fiscal year of the Applicant:

a. audited financial statements for the Applicant, including a balance sheet and related statements of income and changes in financial position as of the end of such fiscal year and for such fiscal year, that shall be prepared and reported without qualification by an independent accountant in accordance with generally accepted accounting procedures, and shall fairly present the financial condition of the Applicant as at the end of such fiscal year; and
b. a certificate signed by an officer of the Applicant stating that (i) during such fiscal year the Applicant has observed and performed all of its covenants and agreements set forth in this Agreement, except as disclosed in such certificate and (ii) no Default has occurred or is continuing, except as disclosed in such certificate; and
c. As soon as possible and in any event within fifteen (15) days after receipt of notice thereof, notice of any pending or threatened litigation, investigation or other proceeding involving the Applicant which could have a material adverse effect on the operations or financial condition of the Applicant;

d. As soon as possible, notice of any material adverse change in the business, condition (financial or otherwise), operations, performance or properties of the Applicant that would materially adversely affect the ability of the Applicant to perform its obligations under this Reimbursement Agreement;

e. As soon as possible and in any event within fifteen (15) days after the occurrence of Default, a certificate signed by an officer of the Applicant setting forth the details of such Default and the action which the Applicant proposes to take with respect thereto;

f. Such other information respecting the operations and properties, financial or otherwise, of the Applicant as the Bank may from time to time reasonably request.

                                   ARTICLE VI

                              DEFAULTS AND REMEDIES

SECTION 6.01          DEFAULTS.  Each of the following shall constitute an event
                      --------
of  default  hereunder  ("Event  of  Default"):

a) Failure by the Applicant to pay any amount required to be paid by the Applicant under this Agreement when the same shall become due and payable;

b) Failure by the Applicant to perform or comply with any of the terms or conditions contained in Section 5.01 of this Agreement;

c) Failure by the Applicant to perform or comply with any of the other terms or conditions contained in this Agreement and continuance of such failure for thirty (30) days after the earlier of written notice from the Bank to the Applicant or the Applicant has actual knowledge that such failure has occurred, or such longer period to which the Bank may agree in the case of a default not curable by the exercise of due diligence within such thirty (30) day period, provided that the Applicant shall have commenced to cure such default within such 30 day period and shall complete such cure as quickly as reasonably possible with the exercise of due diligence;

d) Any of the representations or warranties of the Applicant set forth in this Agreement proves to have been false or misleading in any material respect when made or at the time of Issuance of any Letter of Credit;

e) Any material provision of this Agreement for any reason ceases to be valid and binding on the Applicant, or is declared to be null and void, or is violating any applicable laws or regulations relating to a maximum amount of interest permitted to be contracted for, charged or received, or the validity or enforceability thereof is contested by the Applicant or any Governmental
Authority, or the Applicant denies that it has any or further liability or obligation under this Agreement;

f) The Applicant (i) applies for or consents to the appointment of a receiver, trustee, liquidator or custodian or the like of the Applicant or of property of the Applicant or (ii) admits in writing the inability of the Applicant to pay its debts generally as they become due, or (iii) makes a general assignment for the benefit of creditors, or (iv) is adjudicated a bankrupt or insolvent, or (v) commences a voluntary case under the United States Bankruptcy Code or files a voluntary petition or answer seeking reorganization, an arrangement with creditors or an order for relief or seeking to take advantage of any insolvency law or files an answer admitting the material allegations of a petition filed against the Applicant in any bankruptcy, reorganization or insolvency proceeding, or action of the Applicant is taken for the purpose of effecting any of the foregoing, or (vi) has instituted against it, without the application, approval or consent of the Applicant, a proceeding in any court of competent jurisdiction, under any laws relating to
bankruptcy,       insolvency,       reorganization       or       relief      of
debtors, seeking in respect of the Applicant an order for relief or an adjudication in bankruptcy, reorganization, dissolution, winding up or liquidation, a composition or arrangement with creditors, a readjustment of debts, the appointment of a trustee, receiver, liquidator or custodian or the like of the Applicant or of all or any substantial part of the assets of the Applicant or other like relief in respect thereof under any laws relating to bankruptcy or insolvency law, and, if such proceeding is being contested by the Applicant in good faith, the same (A) results in the entry of an order for relief or any such adjudication or appointment or (B) remains undismissed and undischarged for a period of 60 days;

g) Failure by the Applicant to make any payment when due (whether by scheduled maturity, required prepayment, acceleration, demand or otherwise) with respect to any Indebtedness (other than an Obligation) if the aggregate amount of such other Indebtedness is fifteen million dollars ($15,000,000) or more; or any breach, default or event of default shall occur, or any other condition shall exist under any instrument, agreement or indenture pertaining to any such Indebtedness, if the effect thereof (with or without the giving of notice or lapse of time or both) is to cause an acceleration, mandatory redemption or other required repurchase of such Indebtedness or permit the holder or holders of such Indebtedness to accelerate the maturity of any such Indebtedness or require a redemption or other repurchase of such Indebtedness; or any such Indebtedness shall be otherwise declared to be due and payable (by acceleration or otherwise) or required to be prepaid, redeemed or otherwise repurchased by the Applicant (other than by a regularly scheduled required prepayment) prior to the stated maturity thereof; or the holder or holders of any lien, in any amount, shall commence foreclosure of such lien upon property of the Applicant having an aggregate value in excess of thirty million dollars ($30,000,000); or

h) At any time, for any reason, (i) the Cash Collateral Pledge Agreement ceases to be in full force and effect or the Applicant seeks to repudiate its obligations thereunder and the liens intended to be created thereby are, or any other Person seeks to render such liens, invalid and unperfected, or (ii) liens in favor of the Bank contemplated by the Cash Collateral Pledge Agreement shall, at any time, for any reason, be invalidated or otherwise cease to be in full force and effect, or such liens shall be subordinated or shall not have the priority contemplated by this Agreement or the Cash Collateral Pledge Agreement.

     An Event of Default shall be deemed "continuing" until cured or waived in writing in accordance with Section 7.05.

SECTION  6.02          REMEDIES.
                       --------
a) Upon the occurrence of any Event of Default described in subsection (f) of this Section 6.01, the Facility shall automatically and immediately terminate and the unpaid principal amount of, and any and all accrued interest on, the Obligations and all accrued fees shall automatically become immediately due and payable, without presentment, demand, or protest or other requirements of any kind, all of which are hereby expressly waived by the Applicant, and the Applicant right to make LC Requests shall
thereupon     terminate.       Upon     the     occurrence    and    during  the
continuance of any other Event of Default, the Bank may upon written notice to the Applicant (i) declare that the Facility is terminated, whereupon the right of the Applicant to make LC Requests shall immediately terminate, and/or (ii) declare the unpaid principal amount of and any and all accrued and unpaid interest on the Obligations to be, and the same shall thereupon be, immediately due and payable, without presentment, demand, or protest or other requirements of any kind (including, without limitation, valuation and appraisement, diligence, presentment, notice of intent to demand or accelerate and of acceleration), all of which are hereby expressly waived by the Applicant.

b) If an Event of Default has occurred and is continuing, the Bank may exercise, or cause to be exercised, any and all such remedies as it may have under this Agreement or the Cash Collateral Pledge Agreement or at law or in equity.

SECTION  6.03          NO WAIVER; REMEDIES CUMULATIVE.  No waiver of, or consent
                       ------------------------------
with respect to, any provision of this Agreement shall in any event be effective unless the same shall be in writing and signed by the Bank, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which it was given. No failure on the part of the Bank to exercise, and no delay in exercising, any right hereunder shall operate as a waiver thereof; and no single or partial exercise of any right hereunder shall preclude any other or further exercise thereof or the exercise of any other right. The remedies herein provided are cumulative and not exclusive of any remedies available under any other document or at law or in equity.

SECTION  6.04          Set-Off.  UPON  THE OCCURRENCE AND DURING THE CONTINUANCE
                       -------
OF AN EVENT OF DEFAULT HEREUNDER, THE BANK IS HEREBY AUTHORIZED AT ANY TIME AND FROM TIME TO TIME WITHOUT NOTICE TO THE APPLICANT (ANY SUCH NOTICE BEING EXPRESSLY WAIVED BY THE APPLICANT) AND, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, TO SET OFF AND TO APPLY ANY AND ALL BALANCES, CREDITS, DEPOSITS (GENERAL OR SPECIAL, TIME OR DEMAND, PROVISIONAL OR FINAL), ACCOUNTS OR MONEYS AT ANY TIME HELD AND OTHER INDEBTEDNESS AT ANY TIME OWING BY THE BANK TO OR FOR THE ACCOUNT OF THE APPLICANT AGAINST ANY AND ALL OF THE OBLIGATIONS OF THE APPLICANT NOW OR HEREAFTER EXISTING UNDER THIS AGREEMENT, OR ANY OTHER AGREEMENT OR INSTRUMENT DELIVERED BY THE APPLICANT TO THE BANK IN CONNECTION THEREWITH, WHETHER OR NOT THE BANK SHALL HAVE MADE ANY DEMAND HEREUNDER OR THEREUNDER AND ALTHOUGH SUCH OBLIGATIONS MAY BE CONTINGENT OR UNMATURED. THE RIGHTS OF THE BANK UNDER THIS SECTION 6.04 ARE IN ADDITION TO OTHER RIGHTS AND REMEDIES (INCLUDING, WITHOUT LIMITATION, OTHER RIGHTS OF SET-OFF) WHICH THE BANK MAY HAVE INCLUDING, BUT NOT LIMITED TO, THE BANK'S RIGHTS PROVIDED TO IT UNDER SECTION 2.06(J) HEREIN.
                                   ARTICLE VII

SECTION  7.01          NOTICES.  All  notices  and other communications provided
                       -------
for hereunder shall be in writing and sent by United States certified or registered mail, return receipt requested, or by telex, telecopier or private delivery service, addressed as follows:

If  to  the  Bank:     Credit  Suisse  First  Boston
                       New  York  Branch
                       11  Madison  Avenue
                       New  York,  New  York  10010
                       Attention:     Emma  Artun,  AVP
                                      Letter  of  Credit  Dept.
                       Fax:  (212)  325-8315
                       Tel.:  (212)  538-1370

                       and

                       Credit  Suisse  First  Boston
                       New  York  Branch
                       11  Madison  Avenue
                       New  York,  New  York  10010
                       Attention:     Bill  O'Daly,  VP
                                      Credit  Products  Group
                       Fax:  (212)  743-2254
                       Tel:  (212)  325-1986

If  to  the  Applicant:
                       Borden  Chemical,  Inc.
                       180  East  Broad  Street
                       Columbus,  Ohio  43215-3799
                       Attention:     Ronald  Starkman
                                      Vice  President  and  Treasurer
                       Fax:  (614)  225-4421
                       Tel.:  (614)  225-4682

The parties hereto may change the address to which notices to it are to be sent by written notice given to the other persons listed in this Section 7.01. All notices shall, when mailed as aforesaid, be effective on the date indicated on the return receipt, and all notices given by other means shall be effective when received.

SECTION  7.01     SUCCESSORS  AND  ASSIGNS.  This  Agreement  shall inure to the
                  ------------------------
benefit of and shall be binding upon the parties hereto and their respective successors and assigns. The Bank may not assign its rights under this Agreement without the consent of the Applicant, which consent shall not be unreasonably withheld. However, if an Event of Default shall have occurred or be continuing, such Applicant's consent will not be required. The Applicant may not assign its rights under this Agreement without the prior written consent of the Bank. The Applicant and the Bank intend that no person other than the parties hereto and their successors and assigns as permitted hereunder shall have any claim or interest under this Agreement or right of action hereon or hereunder.

SECTION  7.03          COUNTERPARTS.  The  execution hereof by each party hereto
                       ------------
shall constitute a contract between them for the uses and purposes herein set forth, and this Agreement may be executed in any number of counterparts, with each executed counterpart constituting an original and all counterparts together constituting one agreement.

SECTION 7.04          COSTS, EXPENSES AND TAXES.  The Applicant agrees to pay on
                      -------------------------
demand all reasonable costs and expenses of the Bank in connection with the preparation, execution, delivery and administration of this Agreement, any Letter of Credit, and any other documents that may be delivered in connection with this Agreement, any amendments or supplements to a Letter of Credit, including, without limitation, and the reasonable fees and expenses of counsel for the Bank with respect thereto and with respect to advising the Bank as to its rights and responsibilities under this Agreement, any Letter of Credit, and all costs and expenses, if any, (including, without limitation, reasonable counsel fees and expenses of the Bank) in connection with the enforcement thereof. In addition, the Applicant shall pay any and all stamp and other taxes, recording fees, taxes and charges and all other fees and charges payable or determined to be payable in connection with the execution and delivery of this Agreement, any Letter of Credit, and such other documents relating thereto, and agrees to indemnify and to hold the Bank harmless from and against any and all liabilities with respect to or resulting from any delay in paying or omission to pay such taxes and fees (which indemnity shall survive the Termination Date); provided that the Bank promptly notifies the Applicant of any such taxes and fees.

SECTION  7.05          AMENDMENTS.  No  amendment,  waiver or consent under this
                       ----------
Agreement shall be effective unless such amendment, waiver or consent is in writing executed and delivered by the Applicant and the Bank.

SECTION 7.06          SEVERABILITY.  If any provision hereof is found by a court
                      ------------
of competent jurisdiction to be prohibited or unenforceable in any jurisdiction, it shall be ineffective as to such jurisdiction only to the extent of such prohibition or unenforceability, and such prohibition or unenforceability shall not invalidate the balance of such provision as to such jurisdiction to the extent it is not prohibited or unenforceable, nor invalidate such provision in any other jurisdiction, nor invalidate the other provisions hereof, all of which shall be liberally construed in favor of the Bank in order to effect the provisions of this Agreement.

SECTION  7.07          COMPLETE  AGREEMENT.  Taken  together  with  the  other
                       -------------------
instruments and documents delivered in compliance herewith, this Agreement is a complete memorandum of the agreement of the Applicant and the Bank.

SECTION 7.08          CONSENT TO JURISDICTION; VENUE; WAIVER OF JURY TRIAL.  The
                      ----------------------------------------------------
Applicant hereby irrevocably (i) agrees that any suit, action or other legal proceeding arising out of or relating to this Agreement or any Letter of Credit may be brought in any federal or state court located in New York and consents to the jurisdiction of such court in any such suit, action or proceeding, (ii) agrees that any suit, action or other legal proceeding by the Applicant against the Bank shall be brought solely in a federal or state court located in New York and (iii) waives any objection which it may have to the laying of venue of any such suit, action or proceeding in any such court and any claim that any such suit, action or proceeding has been brought in an inconvenient forum. The Applicant hereby irrevocably consents to the service of any and all process in any such suit, action or proceeding by mailing of copies of such process to the Applicant at its address provided herein or pursuant to Section 7.01. The Applicant agrees that a final judgment in any such action or proceeding shall be conclusive and may be enforced in other jurisdictions by suit on the judgement or in any other manner provided by applicable law. All mailings under this section shall be by certified or registered mail, return receipt requested.
Nothing in this Section shall affect the right of the Bank to serve legal process in any other manner permitted by applicable law or affect the right of the Bank to bring any suit, action or proceeding against the Applicant or its property in the courts of any other jurisdiction. THE PARTIES HERETO HEREBY WAIVE THE RIGHT TO TRIAL BY JURY IN ANY ACTION ARISING UNDER THIS AGREEMENT.

SECTION  7.09          GOVERNING  LAW.  This Agreement shall be governed by, and
                       --------------
construed in accordance with, the laws of the State of New York (without reference to its principles of conflicts of law) and the Uniform Customs and Practice for Documentary Credits, ICC Publication No. 500 (UCP 500). In the event of a conflict between New York law and the UCP 500, the UCP 500 shall govern.

SECTION  7.10          PARTICIPATION.
                       -------------

a) Notwithstanding any other provision of this Agreement, the Applicant understands that the Bank may at any time and from time to time enter into one or more participation agreements with other insurance companies, banks or other financial institutions (each a "Participant") whereby the Bank will allocate to each such Participant certain percentages of the payment obligations of the Applicant under this Agreement and the funding obligations of the Bank under any Letter of Credit. The Applicant acknowledges that, for the convenience of all parties, this Agreement is being entered into with the Bank only and that the Applicant's obligations under this Agreement are and will be undertaken for the benefit of, and as an inducement to, the Participants as well as the Bank. Without limiting the foregoing, the Applicant acknowledges that Section 2.09 and the indemnity of the Bank under Section 7.04 are also for the benefit of the Participants as if such sections specifically referred to the Participants and their participation in the funding obligations of the Bank, and the Applicant agrees to pay any amounts required by such provisions for the account of any one or more Participants to the Bank on demand of the Bank.

b) The Bank hereby agrees to give written notice to the Applicant of any assignment to any Participant, containing the identity and address of such Participant and the percentages of the payment obligations of the Applicant transferred to such Participant.

SECTION  7.11          ASSIGNMENT  OF RIGHTS BY BANK.  Notwithstanding any other
                       -----------------------------
provision of this Agreement, the Applicant understands that the Bank is or may be assigning and transferring all or a portion of its rights under this Agreement to other Persons. The Applicant acknowledges that, to the extent of such assignment, the Applicant's obligations under this Agreement will be undertaken for the benefit of such other Persons as if such agreement and obligations specifically referred to such other Persons and the Applicant agrees to pay any amounts required by such agreement and obligations, to the extent of such assignment, for the account of such other Persons.

SECTION  7.12          FURTHER  ASSURANCES.  The  Applicant  will  execute  and
                       --------------------
deliver such further instruments and perform such further acts as may be requested by the Bank from time to time to confirm the provisions of this Agreement and/or to confirm the priority and/or perfection of any lien, pledge, assignment or security interest created or intended to be created by this Agreement in any property, right or interest of the Applicant. The Applicant agrees to pay all reasonable costs of any such acts required to be taken by the Applicant hereunder including without limitation the recording, filing and acknowledging of such documents in such public offices as the Bank may require.

SECTION  7.13          TAXES.  All  payments  made  by  the Applicant under this
                       -----
Agreement shall be made free and clear of, and without reduction for or on account of, any present or future stamp or other taxes, levies, imposts, duties, charges, fees, deductions, withholdings, restrictions or conditions of any nature whatsoever now or hereafter imposed, levied, collected withheld or assessed by the United States or the State (or by any political subdivision or taxing authority thereof or therein), excluding income, franchise, excess lines, excise and similar taxes now or hereafter imposed on the Bank (such nonexcluded taxes hereinafter referred to as "Taxes"). If any Taxes are required to be withheld from any amounts payable to the Bank hereunder, the amounts so payable shall be increased to the extent necessary to yield to the Bank (after payment of all Taxes) premiums, interest, or any such other amounts payable hereunder, in the amounts or at the rates specified in this Agreement. Whenever any Taxes are payable by the Applicant, as promptly as possible thereafter, the Applicant shall send to the Bank evidence of payment thereof.

SECTION  7.14          EFFECT  OF  SCHEDULES, ANNEXES, EXHIBITS.  Any schedules,
                       ----------------------------------------
annexes or exhibits attached to this Agreement shall be deemed to be an integral part of this Agreement as if fully set forth herein.

IN WITNESS WHEREOF, the Applicant and the Bank have caused this Agreement to be duly executed and delivered as of the date first written above.


                                     APPLICANT:

                                     BORDEN  CHEMICAL,  INC.

                                     By:
                                         -----------------------------
                                     Name:  Ronald  P.  Starkman
                                     Title:  Treasurer

                                     BANK:

                                     CREDIT SUISSE FIRST BOSTON, NEW YORK BRANCH

                                     By:
                                         -----------------------------
                                     Name:  Bill  O'Daly
                                     Title:  Director

                                     By:
                                         -----------------------------
                                     Name:  Cassandra  Droogan
                                     Title:  Associate

                                   SCHEDULE 1
                           TO REIMBURSEMENT AGREEMENT
                                  EXISTING LCS

#                    BENEFICIARY                                           LOC     EXPIRY DATE     LOC
                                                                        NUMBER                  AMOUNT

           1.
           2.    United Pacific Insurance                              06000686    7/1/2002   4,693,599.26
-------------  ------------------------------------------------------  --------  ----------  -------------
           3.    SAFECO                                                06000685   6/30/2002  11,988,307.00
-------------  ------------------------------------------------------  --------  ----------  -------------
           4.    Rothschild                                            06000705   1/27/2002   7,644,672.38
-------------  ------------------------------------------------------  --------  ----------  -------------
           5.    Liberty Mutual                                        06000703   6/30/2002   1,950,000.00
-------------  ------------------------------------------------------  --------  ----------  -------------
           6.    FNB Of Commerce                                       06000712    3/5/2002  34,700,000.00
-------------  ------------------------------------------------------  --------  ----------  -------------
           7.    American Guaranty and Liability Ins                   06000792   6/30/2002     500,000.00
-------------  ------------------------------------------------------  --------  ----------  -------------
           8.    Fischer-Calo Site Trust                               06000810   6/30/2002   2,055,750.26
-------------  ------------------------------------------------------  --------  ----------  -------------
           9.    Self-Insurance Division, PA                           06000905   6/30/2002   2,700,000.00
-------------  ------------------------------------------------------  --------  ----------  -------------
          10.    Chair, Workers Compensation Board NY                  06000909   6/30/2002   6,829,000.00
-------------  ------------------------------------------------------  --------  ----------  -------------
          11.    National Union Fire                                   06000910   6/30/2002   7,800,000.00
-------------  ------------------------------------------------------  --------  ----------  -------------
          12.    State of Florida                                      06000911   6/30/2002   2,200,000.00
-------------  ------------------------------------------------------  --------  ----------  -------------
          13.    Ohio Bureau of Workers Comp                           06000953  12/19/2002  ***875,000.00
-------------  ------------------------------------------------------  --------  ----------  -------------
          14.    Self-Insurance Plans California                       06000938    5/1/2002     892,100.00
-------------  ------------------------------------------------------  --------  ----------  -------------
          15.    Commonwealth of Kentucky                              07000602   5/31/2002     628,150.00
-------------  ------------------------------------------------------  --------  ----------  -------------
          16.    TrizecHahn Regional Pooling LLC                       07001034   6/30/2002   1,750,000.00
-------------  ------------------------------------------------------  --------  ----------  -------------
          17.    St. John County Florida                               07001041   6/30/2002     100,000.00
-------------  ------------------------------------------------------  --------  ----------  -------------
          18.    Ins Co of NA                                          07001320   6/30/2002   2,426,220.00
-------------  ------------------------------------------------------  --------  ----------  -------------
          19.    D.L. Peterson trust                                   07001798   6/30/2002     150,000.00
-------------  ------------------------------------------------------  --------  ----------  -------------
                                                                                             -------------
                                                                                             89,882,798.90

               and TS-10036126 Trade Letter of Credit for $211,853.00

               ***Cash Collateralized

                                   SCHEDULE 2
                           TO REIMBURSEMENT AGREEMENT

APPLICATION  FOR  ISSUANCE  OF  A  LETTER  OF  CREDIT
-----------------------------------------------------
     Pursuant to the Reimbursement Agreement between Borden Chemical, Inc. (the "APPLICANT") and Credit Suisse First Boston, New York Branch (the "Bank"), the Applicant hereby requests that the Bank issue its irrevocable Letter of Credit with the following terms:

Reference  Number  (only  if  Existing  LC):  TS -
                                                   -----------------------------
Effective  Date  (only  if  Existing  LC):
                                           -------------------------------------
Name  of  Beneficiary:
                       ---------------------------------------------------------
Amount  of  Letter  of  Credit:
                                ------------------------------------------------
Expiration  Date:
                  --------------------------------------------------------------
Automatic  Renewal:      Yes          No
                             --------    --------
Renewable  at  Option  of  Bank:    Yes         No
                                        -------    -------
Requirements  for  Draw   [If  form  of  L/C  not  attached]:
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Accommodation  Party:      Yes             No
                               ---------      ----------
   [If  YES,  attach  "  Annex 1:   Authorization and Agreement of Accommodation
    Party"]
   [If  Existing  LC  attach  copy  hereto]

Capitalized terms not defined herein shall have the meaning assigned to them in the Reimbursement Agreement.

     The Applicant, by the signature of its duly authorized officer appearing below, hereby certifies that (i) the representations and warranties of the Applicant containing in Article IV of the Reimbursement Agreement are true and
                          ----------
correct on the date of this Application, and (ii) no Event of Default (as defined in the Reimbursement Agreement) or event which, with the passage of time or the giving of notice would become an Event of Default, has occurred and is continuing.

                         APPLICANT

Date:                    Company  Name:
                                       -------------------------------

                         By:
                              ----------------------------------------
                               Name:
                               Title:

------
ANNEX  1:  AUTHORIZATION  AND  AGREEMENT  OF  ACCOMMODATION  PARTY
------------------------------------------------------------------
TO:    Credit  Suisse  First  Boston,  New  York  Branch
We join the request to you to issue the above-described Letter of Credit and, in consideration thereof, we irrevocably agree that if the Applicant fails to pay when due any amount or amounts owing to you in respect of the Letter of Credit or the foregoing Agreement between the Applicant and you, we will immediately pay the same to you upon demand without the necessity of you taking any action to enforce any or your rights or remedies against the Applicant. The Applicant is authorized to assign or transfer to you all or any part of any security held by the Applicant for our obligations arising in connection with this transaction and, upon any such assignment or transfer, you will be vested with all powers and right in respect of the security transferred or assigned to you.

ACCOMMODATION  PARTY                      ACCOMMODATION  PARTY

NAME:                                     NAME:
     ----------------------------------        ---------------------------------

BY:                                       BY:
   -----------------------------------        ----------------------------------

TITLE:                                    TITLE:
      --------------------------------          --------------------------------

ADDRESS:                                  ADDRESS:
         -----------------------------            ------------------------------

--------------------------------------    --------------------------------------

--------------------------------------    --------------------------------------

TEL.  NO.                                 TEL.  NO.
         -----------------------------             -----------------------------

FAX.  NO.                                 FAX.  NO.
         -----------------------------             -----------------------------

                                   SCHEDULE 3
                           TO REIMBURSEMENT AGREEMENT

                                      FEES
The  Applicant  agrees  to  pay  the  following  fees  to  the  Bank:
     a. Issuance Fee: 12.5 basis points of the face value amount of each Letter of Credit Issued, to be paid upon the Issuance of each such Letter of Credit. Notwithstanding anything to the contrary in this subsection (a), the issuance fee provided in this subsection (a) shall not apply to assumptions by the Bank of Existing LCs.
b. Letter of Credit Fee: With respect to all outstanding Letters of Credit, an amount accruing from and including the date of Issuance of each Letter of Credit, to and including the final expiration thereof, determined by applying a rate equal to 0.50% per annum on the amount from time to time available to be drawn under all outstanding Letters of Credit. Such fee to be payable quarterly in arrears.




































































                                                                   Exhibit xxi

                                 FORM OF WARRANT

                           To Purchase Common Stock of

                              BORDEN CHEMICAL, INC.

                        Issuance Date:  November 24, 2001












                        Number of Shares of Common Stock:

                      [          ] (subject to adjustment)

                             TABLE OF CONTENTS


ARTICLE  I.     DEFINITIONS
                Section  1.01  Definitions
                Section  1.02  Other  Defined  Terms
                Section  1.03  Other  Definitional  Provisions
                Section  1.04
ARTICLE  II.    EXERCISE  OF  WARRANT
                Section  2.01  Exercisability  of  Warrant
                Section  2.02  Manner  of  Exercise
                Section  2.03  Payment  of  Taxes
                Section  2.04  Fractional  Shares
                Section  2.05  Continued  Validity
ARTICLE  III.   EXPIRATION  OF  WARRANTS
                Section  3.01  Expiration
ARTICLE  IV.    TRANSFER,  DIVISION  AND  COMBINATION
                Section  4.01  Transfer
                Section  4.02  Division  and  Combination
                Section  4.03  Expenses
ARTICLE  V.     ADJUSTMENTS;  SIGNIFICANT  TRANSACTIONS
                Section  5.01  General
                Section  5.02  Significant  Transactions
ARTICLE  VI.    RESTRICTIONS  ON  TRANSFERABILITY
                Section  6.01  Restrictive  Legends
                Section  6.02  Restriction  on  Transfers



ARTICLE  VII.   LOSS  OR  MUTILATION
                Section  7.01  Loss  or  Mutilation
ARTICLE  VIII.  LIMITATION  OF  LIABILITY
                Section  8.01  Limitation  of  Liability
ARTICLE  IX.    MISCELLANEOUS
                Section  9.01  Nonwaiver
                Section  9.02  Applicability  of  Management  Stockholder's
                               Agreement
                Section  9.03  Notices
Section  9.04  Interpretation
Section  9.05  Entire  Agreement;  No  Third-Party  Beneficiaries
Section  9.06  Successors  and  Assigns
Section  9.07  Amendment
Section  9.08  Severability
Section  9.09  GOVERNING  LAW;  JURISDICTION

EXHIBIT  A     SUBSCRIPTION  FORM
EXHIBIT  B     ASSIGNMENT  FORM

NEITHER THIS WARRANT NOR THE SECURITIES ISSUABLE UPON EXERCISE HEREOF HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE SECURITIES LAWS. THIS WARRANT AND THE SECURITIES ISSUABLE UPON EXERCISE HEREOF MAY NOT BE TRANSFERRED, SOLD, ASSIGNED, EXCHANGED, MORTGAGED, PLEDGED, HYPOTHECATED OR OTHERWISE DISPOSED OF OR ENCUMBERED WITHOUT COMPLIANCE WITH THE PROVISIONS OF, AND ARE OTHERWISE RESTRICTED BY THE PROVISIONS OF, THE SECURITIES ACT OF 1933, AS AMENDED, THE RULES AND REGULATIONS THEREUNDER AND THIS WARRANT.

1) AND, with respect to each Warrant held by any Holder (as hereinafter defined) who is a party to a Management Stockholder's Agreement (as hereinafter defined):

     THIS  WARRANT  IS  SUBJECT  TO RESTRICTIONS ON TRANSFERABILITY CONTAINED IN
ARTICLE VIII OF THIS WARRANT AND OF A CERTAIN MANAGEMENT STOCKHOLDER'S AGREEMENT BETWEEN BORDEN CHEMICAL, INC. (AS SUCCESSOR TO BORDEN CHEMICAL HOLDINGS, INC.) AND THE HOLDER (THE "MANAGEMENT STOCKHOLDER'S AGREEMENT"). COPIES OF THE FORM OF WARRANT AND FORM OF MANAGEMENT STOCKHOLDER'S AGREEMENT ARE ON FILE WITH THE SECRETARY OF BORDEN CHEMICAL, INC. THE HOLDER OF THIS WARRANT, BY ACCEPTANCE OF THIS WARRANT, AGREES TO BE BOUND BY THE PROVISIONS OF THIS WARRANT AND SUCH MANAGEMENT STOCKHOLDER'S AGREEMENT.

                                     WARRANT
                       TO PURCHASE ____________ SHARES OF
                     COMMON STOCK (SUBJECT TO ADJUSTMENT) OF
                              BORDEN CHEMICAL, INC.

     THIS  IS  TO  CERTIFY THAT, for value received,
                                                    ------------------------- [,
 a
  ------------------------------------------------]  or  [its]  [his]  [her]
registered assigns, is the registered owner of a Warrant (as hereinafter defined), which entitles the Holder (as hereinafter defined), to purchase from Borden Chemical, Inc., a New Jersey corporation (the "Company"),
-----------------  (            ) shares of Common
                    -----------
Stock (as hereinafter defined and subject to adjustment as provided herein), in whole or in part, including fractional parts, all on the terms and conditions and pursuant to the provisions hereinafter set forth.

                              W I T N E S S E T H:
                              -------------------
          WHEREAS, Borden Chemical Holdings, Inc. ("BCHI"), a Delaware corporation, has been merged (the "Merger") with and into Borden Inc. ("BI"), a New Jersey corporation, pursuant to the provisions of the Delaware Business Company Act and of the New Jersey Business Company Act; and

          WHEREAS, on the effective date of the Merger, each issued and outstanding share of capital stock of BCHI (other than treasury shares and common and preferred shares held by BI, which shares have automatically been cancelled, and shares as to which appraisal rights are properly exercised) has been converted into the right to receive 0.35 of a share of common stock of BI and a warrant to purchase 2.48 shares of common stock of BI at $2.78 per share on the terms and conditions described in an attachment to the certificate of merger filed in connection with the Merger (collectively, the "Merger Consideration"); and

          WHEREAS,  this  Warrant  is  a  warrant  issued  as   part   of   the
aforementioned  Merger  Consideration;  and

          WHEREAS, this Warrant and Common Stock issuable upon exercise of this Warrant are held subject to the Management Stockholder's Agreement (as hereinafter defined) to the extent set forth herein; and

          WHEREAS, at the effective time of the Merger, BI changed its name to "Borden Chemical, Inc.".

NOW, THEREFORE, in consideration of the covenants and agreements contained in this Warrant, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Company and the undersigned Holder each hereby agrees as follows:

                                    Article  I.

                                   DEFINITIONS

                          SECTION 7.13     DEFINITIONS.
                                           ------------
For  purposes  of  this  Warrant:
"Affiliate" shall mean, with respect to the Company, any entity directly or
 ---------
indirectly controlling, controlled by, or under common control with, the Company or any other entity designated by the Board of Directors in which the Company or an affiliate has an interest.
"Aggregate  Exercise Price" shall mean, with respect to the exercise of all or a
 -------------------------
portion of this Warrant, the Exercise Price multiplied by the number of Warrant Shares purchased upon such exercise.
"Board  of  Directors"  shall  mean  the  board  of  directors  of  the Company.
 --------------------
"Business  Day" shall mean any day that is not a Saturday, a Sunday or other day
 -------------
on which banks are required or authorized by law to be closed in The City of New York.

"Committee"  shall  mean  the Compensation Committee of the Board of Directors.
  ---------
"Common  Stock"  shall  mean the collective reference to the common stock of the
 -------------
Company, par value $.01 per share, as constituted on the Issuance Date, and any capital stock into which such Common Stock may thereafter be changed, and shall also include (a) capital stock of the Company of any other class (regardless of how denominated) issued to the holders of shares of Common Stock upon any reclassification thereof in which all such shares are converted into a new class of capital stock and (b) shares of common stock of any successor or acquiring corporation received by or distributed to the holders of Common Stock of the Company.
"Determination Date" shall mean the date as of which the Fair Market Value is to
 ------------------
be  determined.
"Exchange  Act"  shall mean the Securities Exchange Act of 1934, as amended, and
 -------------
the  rules  and  regulations  promulgated  thereunder.
"Exercise Period" shall mean the period during which this Warrant is exercisable
 ---------------
pursuant  to  Section  2.01  hereof.
"Exercise  Price" shall mean $2.78 per share of Common Stock, as the same may be
 ---------------
adjusted  from  time  to  time  pursuant  to  the  terms  hereof.
"Expiration  Date"  shall mean the date that is the twenty (20) year anniversary
 ----------------
of  the  Issuance  Date.
"Fair  Market Value" shall mean, as of any Determination Date, (i) the
 ------------------
price per share equal to the average of the last sale price of the Common Stock on each exchange on which the Common Stock may at the time be listed or, (ii) if there shall have been no sales on any such exchanges on the Determination Date, the average of the closing bid and asked prices on each such exchange at the end of the Determination Date or, (iii) if there is no such bid and asked price on the Determination Date, on the next preceding date when such bid and asked price occurred or, (iv) if the Common Stock shall not be so listed, the average of the closing sales prices as reported by NASDAQ (or any other nationally recognized stock exchange) at the end of the Determination Date in the over-the-counter market. If the Common Stock is not so listed or reported by NASDAQ (or any other nationally recognized stock exchange), then the Fair Market Value shall be the Modified Book Value Per Share (as defined in the Management Stockholder's Agreement).
"Governmental Entity" shall mean any Federal, state or local government or
 -------------------
any court, administrative agency or commission or other governmental authority or agency, domestic or foreign.
"Holder"  shall  mean the Person in whose name this Warrant is registered on the
 ------
books of the Company maintained for such purpose or the Person holding any Warrant Shares, as initially set forth on the first and last pages of this Warrant, including, in each case, permitted transferees thereof.

"Issuance  Date"  shall  mean  the  date  upon  which this Warrant is originally
 --------------
issued,  as  set  forth  on  the  Cover  page  of  this  Warrant.
 -----
"Management Stockholder's Agreement" shall mean with respect to each Holder who
 ----------------------------------
is a party thereto, the Management Stockholder's Agreement between such Holder and the Company (as successor to BCHI), as may be amended from time to time. "NASDAQ" shall mean the National Association of Securities Dealers Automatic
 ------
Quotation  System.
"Permanent  Disability"  shall  have  the  meaning assigned to such term in the
 ---------------------
Management  Stockholder's  Agreement.
"Person"  shall mean an individual, partnership, limited liability company,
 ------
corporation, business trust, joint stock company, trust, unincorporated association, joint venture, governmental authority or other entity of whatever nature.
"Retirement" shall have the meaning assigned to such term in the Management
 ----------
Stockholder's  Agreement.
"Sale  Participation  Agreement" shall mean with respect to each Holder who is a
 ------------------------------
party thereto, the Sale Participation Agreement between such Holder, the Company and BDS Two, Inc., (as successor to BDH Two, Inc.) as may be amended from time to time.
"Securities  Act"  shall  mean  the  Securities Act of 1933, as amended, and the
 ---------------
rules  and  regulations  promulgated  thereunder.
"Subsidiary"  means any corporation other than the Company in an unbroken chain
  ----------
of corporations beginning with the Company if each of the corporations other than the last corporation in the unbroken chain owns 50% or more of the voting stock in one of the other corporations in such chain.
"Tender  Offer"  shall  mean  any  public  offer to substantially all holders of
 -------------
Common  Stock  to  purchase  at  least  50%  of  the  Common  Stock  at the time outstanding.
"Transfer" shall mean any disposition of any Warrant or Warrant Shares or of any
 --------
interest  in  either  thereof,  which  would  constitute a sale or transfer of a beneficial interest thereof within the meaning of the Securities Act. "Warrant Shares" shall mean the shares of Common Stock received by the Holders
 ---------------
upon the exercise of this Warrant, including any such shares of Common Stock transferred to any transferee of such Holder.
"Warrant"  shall  mean  this  Warrant  and  all  warrants  issued upon transfer,
 -------
division  or  combination  of,  or  in  substitution  for,  any  thereof.

SECTION 7.16     Other Defined Terms.
                 -------------------
     The following terms shall have the meanings defined for such terms in the Sections set forth below:
                Term                      Section
                ----                      -------
                "Company"                 Preamble
                "Registration  Rights
                Agreement"                    1.04
                "Subscription Form"        2.02(a)

SECTION  7.17     Other  Definitional  Provisions
                  -------------------------------
      (a) The words "hereof", "herein" and "hereunder" and words of similar import when used in this Warrant shall refer to this Warrant as a whole and not to any particular provision of this Warrant, and Article, Section and Exhibit references are to this Warrant unless otherwise specified.
b. The meanings given to terms defined herein shall be equally applicable to both the singular and plural forms of such terms.

SECTION  7.18     Registration  Rights  Agreement.  This Warrant and the related
                  -------------------------------
Warrant Shares shall each be considered a "Common or Common Equivalent Registrable Security" for purposes of the Registration Rights Agreement, dated as of March 20, 1996 between the Company (as successor to BI and BCHI) and BDS Two, Inc. (as successor to BDH Two, Inc.) (the "Registration Rights Agreement").
                                                ------------------- ---------
In connection with any request to register Warrant Shares under the Registration Rights Agreement, the Holder of this Warrant shall not be required to exercise this Warrant at any time prior to the consummation of the sale of the Warrant Shares for which registration has been sought pursuant to the Registration Rights Agreement.

Article  CCCLIV.

EXERCISE  OF  WARRANT

SECTION 7.13     EXERCISABILITY OF WARRANT.
                 --------------------------
       Subject to Article III, at any time and from time to time from and after the Issuance Date, Holder may exercise this Warrant, on any Business Day, for all or any part of the number of shares of Common Stock issuable hereunder.

SECTION 7.14     MANNER OF EXERCISE
                 ------------------
       (b) In order to exercise this Warrant, in whole or in part, Holder shall deliver to the Company at its principal executive offices at 180 East Broad Street, Columbus, Ohio 43215, Attn: General Counsel, (i) a written notice of
Holder's election to exercise this Warrant, which notice shall specify the number of shares of Common Stock to which the exercise shall relate, and (ii) this Warrant and (iii) any payments required under Sections 2.02(c) and 2.03. Such notice shall be substantially in the form of the subscription form appearing at the end of this Warrant as Exhibit A (the "Subscription Form"), duly executed by Holder or its agent or attorney.

Upon receipt by the Company of (i) this Warrant, (ii) the Subscription Form with the appropriate box checked thereon, and
(iii) if, and to the extent applicable, the payments required under Sections 2.02(c) and 2.03, the Company shall issue the number of shares of Common Stock as may be calculated pursuant to Section 2.02(c).
To the extent, if any, Holder, in its sole discretion, has checked the box on the Subscription Form contemplating a cash exercise upon payment of the Aggregate Exercise Price, then upon payment, by certified or official bank check payable to the order of the Company, of the Aggregate Exercise Price for the
Warrant  Shares  to  be  purchased  pursuant to the exercise of the Warrant, the
Company shall, subject to compliance by the Holder with the terms of this Warrant, as promptly as practicable, execute or cause to be executed and deliver or cause to be delivered to Holder a certificate or certificates representing the aggregate number of full shares of Common Stock issuable upon such cash exercise. To the extent, if any, Holder, in its sole discretion has checked the box on the Subscription Form by which Holder elects not to pay the Aggregate Exercise Price, the Company shall, subject to compliance by the Holder with the terms of this Warrant, as promptly as practicable, execute or cause to be executed and deliver or cause to be delivered to Holder a certificate or certificates representing the aggregate number of full shares of Common Stock having an aggregate Fair Market Value equal to the difference between (i) the aggregate Fair Market Value of the number of shares of Common Stock specified in the Subscription Form and (ii) the Aggregate Exercise Price in respect of such number of shares. For purposes of this Section 2.02(c), the Determination Date shall be the date on which notice is received by the Company pursuant to this
Section  2.02.
In either case, the stock certificate or certificates so delivered shall be registered in the name of Holder or, subject to the restrictions described in
Article IV and Article VIII, such other name as shall be designated in the Subscription Form.
This Warrant shall be deemed to have been exercised and such certificate or certificates shall be deemed to have been issued, and Holder or any other Person so designated to be named therein shall be deemed to have become a holder of record of such shares for all purposes, as of the date the notice is received by the Company.
If this Warrant shall have been exercised in part, the Company shall, at the time of delivery of the certificate or certificates representing the Warrant Shares, deliver to Holder a new Warrant evidencing the rights of Holder to receive the number of shares of Common Stock called for by this Warrant less the number of shares issued pursuant to the aforementioned cash exercise of this Warrant or less the relevant portion of this Warrant surrendered in connection with the aforementioned cashless exercise of this Warrant, which new Warrant shall in all other respects be identical to this Warrant, or, at the request of Holder, appropriate notation may be made on this Warrant and the same returned to Holder. Notwithstanding any provision herein to the contrary, the Company shall not be required to register shares in the name of any Person who acquired this Warrant (or part hereof) or any Warrant Shares otherwise than in accordance with this Warrant.
SECTION  7.15     PAYMENT  OF  TAXES.
                  ------------------
      All shares of Common Stock issuable upon the exercise of this Warrant pursuant to the terms hereof shall be validly issued, fully paid and nonassessable and without any preemptive rights. Holder shall pay all expenses in connection with, and all documentary, stamp or similar issue or transfer taxes, if any, and all other taxes and other governmental charges that may be imposed with respect to, the issue or delivery of this Warrant, and all shares of Common Stock issuable upon the exercise of this Warrant.
SECTION 7.16     FRACTIONAL SHARES.
                 ------------------
       The Company shall not be required to issue fractional shares of Common Stock on the exercise of Warrants. If any fraction of a share of Common Stock would be issuable upon the exercise of any Warrant (or specified portion thereof), the Company
shall pay to the Holder of the Warrant an amount  in  cash  equal  to    such
fraction multiplied by the then Fair Market Value per share of Common Stock. For the purposes of this Section 2.04, the Determination Date shall be the date on which notice is received by the Company pursuant to Section 2.02.

                      SECTION 7.17     CONTINUED VALIDITY.
                                       ------------------
     A Holder who holds Warrant Shares shall continue to be entitled with respect to such Warrant Shares to all rights, and subject with respect to such Warrant Shares to all obligations, to which it would have been entitled or subject, respectively, as Holder under Articles IV, VI and VII of this Warrant.

Article  CCCLV.

EXPIRATION  OF  WARRANTS
SECTION  7.13     Expiration.  Subject  to Section 5.02, a Holder is entitled to
                  ----------
exercise its Warrants to purchase Common Stock from the Company at any time prior to the Expiration Date.

Article  CCCLVI.

TRANSFER,  DIVISION  AND  COMBINATION
SECTION  7.13     TRANSFER.
                  --------
     (a) Subject to compliance with Article VI and subject, with respect to any Holder who is a party to a Management Stockholder's Agreement, to Section 4.01(b), any transfer of this Warrant and all rights hereunder, in whole or in part, shall be registered on the books of the Company to be maintained for such purpose, upon surrender of this Warrant at the principal office of the Company referred to in Section 2.02, together with a written assignment of this Warrant substantially in the form of Exhibit B hereto duly executed by Holder or its agent or attorney and funds sufficient to pay any amounts described in Section
2.03 in connection with the making of such transfer. Upon such surrender and, if required, such payment, the Company shall, subject to Article VI, execute and deliver a new Warrant or Warrants in the name of the assignee or assignees and in the denomination specified in such instrument of assignment, and shall issue to the assignor a new Warrant evidencing the portion of this Warrant not so assigned, and this Warrant shall promptly be cancelled. The Warrant, if properly assigned in compliance with Article VI, may be exercised for the receipt of Warrant Shares by a new Holder without having a new Warrant issued. If requested by the Company, a new Holder shall acknowledge in writing, in form reasonably satisfactory to the Company, such Holder's obligations as a "Holder" under such Holder's Warrant.
(b) With respect to any Holder who is a party to a Management Stockholder's Agreement, except as may be permitted pursuant to the Management Stockholder's Agreement or pursuant to the Sale Participation Agreement, or except as otherwise may be approved by the Committee in its sole discretion, the Warrants held by any such Holder, and any interest or right therein or part thereof (including, without limitation, the Warrant Shares), shall not be subject to disposition by transfer, alienation, anticipation, pledge, encumbrance, assignment or any other means, whether such disposition be voluntary or involuntary or by operation of law by judgment, levy, attachment, garnishment or any other legal or equitable proceedings (including bankruptcy).

SECTION 7.14     DIVISION AND COMBINATION.
                 ------------------------
      Subject to Section 4.01 and Article VI, this Warrant may be divided or combined with other Warrants upon presentation hereof at the aforesaid office of the Company, together with a written notice specifying the names and denominations in which new Warrants are to be issued, signed by Holder or its agent or attorney. Subject to compliance with Section 4.01 and with Article VI, as to any transfer that may be involved in such division or combination, the Company shall execute and deliver a new Warrant or Warrants in exchange for the Warrant or Warrants to be divided or combined in accordance with such notice.

























































































SECTION 7.15     EXPENSES.
                 --------
     The Company shall prepare, issue and deliver, at the expense of Holder, the new Warrant or Warrants under this Article IV.
Article  CCCLVII.

ADJUSTMENTS;  SIGNIFICANT  TRANSACTIONS

SECTION 7.13     GENERAL.
                 -------
     In the event that the outstanding shares of the stock subject to a Warrant are, from time to time, changed into or exchanged for a different number of shares of the Company or other securities of the Company or any other Person by reason of a merger, consolidation, recapitalization, reclassification, stock split, stock dividend, combination of shares, change of control, or other similar event, the Committee may make an appropriate adjustment in the number and kind of shares or other consideration as to which such Warrant, or portions thereof then unexercised, shall be exercisable, and may also appropriately adjust the exercise price of the Warrant, and make such other revisions to the Warrants as it deems are equitably required. Any such adjustment may, in the discretion of the Committee, be made prior to the date the event giving rise to such adjustment occurs, subject to the occurrence of such event. Any such adjustment made by the Committee shall be final and binding upon Holder, the Company and all other interested persons.

SECTION  7.14     Significant  Transactions.  In its absolute discretion, and on
                  -------------------------
such terms and conditions as it deems appropriate, coincident with or after the issuance of any Warrant, the Committee may provide that such Warrant cannot be exercised after the merger or consolidation of the Company into another corporation, the exchange of all or substantially all of the assets of the
Company for the securities of another corporation, the acquisition by another corporation of 80% or more of the Company's then outstanding shares of voting stock or the recapitalization, reclassification, liquidation or dissolution of the Company, and if the Committee so provides, it shall, on such terms and conditions as it deems appropriate in its absolute discretion, also provide, either by the terms of such Warrant or by a resolution adopted prior to the occurrence of such merger, consolidation, exchange, acquisition, recapitalization, reclassification, liquidation or dissolution, that, for some period of time prior to such event, such Warrant shall be exercisable as to all shares subject thereto, notwithstanding anything to the contrary herein and that, upon the occurrence of such event, such Warrant shall terminate and be of no further force or effect; provided, however, that the Committee may also
                                 --------   -------
provide, in its absolute discretion, that even if the Warrant shall remain exercisable after any such event, from and after such event, any such Warrant shall be exercisable only for the kind and amount of securities and/or other property, or the cash equivalent thereof, receivable as a result of such event by the holder of a number of shares of stock for which such Warrant could have been exercised immediately prior to such event.

Article  CCCLVIII.

RESTRICTIONS  ON  TRANSFERABILITY
                      SECTION 7.13     RESTRICTIVE LEGENDS
                                       -------------------
      (c) Except as otherwise provided in this Article VI, each certificate for Warrant Shares initially issued upon the exercise of this Warrant, and each certificate for Warrant Shares issued to any transferee of any such certificate, shall be stamped or otherwise imprinted with a legend in substantially the following form:

     "THE SHARES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE SECURITIES LAWS, AND MAY NOT BE TRANSFERRED, SOLD, ASSIGNED, EXCHANGED, MORTGAGED, PLEDGED, HYPOTHECATED OR OTHERWISE DISPOSED OF OR ENCUMBERED WITHOUT COMPLIANCE WITH THE PROVISIONS OF, AND ARE OTHERWISE RESTRICTED BY THE PROVISIONS OF, THE SECURITIES ACT OF 1933, AS AMENDED, AND THE RULES AND REGULATIONS THEREUNDER."

(b) Each certificate for Warrant Shares held by any Holder who is a party to a Management Stockholder's Agreement shall be stamped or otherwise imprinted with a legend in substantially the following form:

     "THE SHARES REPRESENTED BY THIS CERTIFICATE ARE SUBJECT TO RESTRICTIONS ON TRANSFERABILITY CONTAINED IN ARTICLE VI OF A CERTAIN WARRANT DATED NOVEMBER 24, 2001, ORIGINALLY ISSUED BY BORDEN CHEMICAL, INC. (THE "WARRANT") AND OF A CERTAIN MANAGEMENT STOCKHOLDER'S AGREEMENT BETWEEN BORDEN CHEMICAL, INC. (AS SUCCESSOR TO BORDEN CHEMICAL HOLDINGS, INC.) AND THE HOLDER (THE "MANAGEMENT STOCKHOLDER'S AGREEMENT"). COPIES OF THE FORM OF SAID WARRANT AND THE FORM OF SAID MANAGEMENT STOCKHOLDER'S AGREEMENT ARE ON FILE WITH THE SECRETARY OF BORDEN CHEMICAL, INC. THE HOLDER OF THIS CERTIFICATE, BY ACCEPTANCE OF THIS
CERTIFICATE, AGREES TO BE BOUND BY THE PROVISIONS OF SUCH WARRANT AND SUCH MANAGEMENT STOCKHOLDER'S AGREEMENT."


SECTION 7.14     RESTRICTION ON TRANSFERS
                 ------------------------
      (c) Subject to Section 6.02(b) below and Section 4.01 above, prior to any Transfer of any Warrants or any Warrant Shares (other than a Transfer by a Holder to the Company), the Holder of such Warrants or Warrant Shares shall deliver notice of such Transfer to the Company. Upon the Company's receipt of such notice, such Holder shall be entitled to Transfer such Warrants or such Warrant Shares in compliance with the Securities Act and Section 4.01 above. Each certificate, if any, evidencing such Warrant Shares issued upon such Transfer shall bear the applicable restrictive legend set forth in Section 6.01(a), and each Warrant issued upon such Transfer shall bear the applicable restrictive legend set forth in Section 6.01(b) or Section 6.01(c), unless such legend is not required in order to ensure compliance with the Securities Act. Notwithstanding any other provision of this Warrant, the restrictions imposed by this Article VI upon transferability of the Warrants and the Warrant Shares and the legend requirements of Section 6.01 to the extent related to the absence of registration under the Securities Act shall terminate as to any particular Warrant or Warrant Shares when and so long as such security shall have been effectively registered under the Securities Act and disposed of pursuant thereto. All Warrants issued upon registration of transfer, division or combination of, or in substitution for, any Warrant or Warrants entitled to bear such legend shall have a similar legend endorsed thereon. Notwithstanding anything in this Warrant to the contrary, in the event of a Tender Offer, the restrictive legends referred to in paragraphs 6.01(a), and 6.01(b), as applicable, may be omitted in the discretion of the Committee from any Warrants or Warrant Shares sold by a Holder to the maker of the Tender Offer.

Article  CCCLIX.

LOSS  OR  MUTILATION

SECTION  7.13     LOSS  OR  MUTILATION.
                  --------------------
     Upon receipt by the Company from any Holder of evidence reasonably satisfactory to it of the ownership of and the loss, theft, destruction or mutilation of this Warrant and indemnity reasonably satisfactory to it and in case of mutilation upon surrender and cancellation hereof, the Company shall execute and deliver in lieu hereof a new Warrant of like tenor to such Holder; provided, in the case of mutilation, no indemnity shall be required if this Warrant in identifiable form is surrendered to the Company for cancellation.

Article  CCCLX.

LIMITATION  OF  LIABILITY
SECTION 7.13     LIMITATION OF LIABILITY.
                 -----------------------
     No provision hereof, in the absence of affirmative action by the Holder hereof to receive shares of Common Stock, and no enumeration herein of the rights or privileges of the Holder hereof, shall give rise to any liability of such Holder for any value subsequently assigned to the Common Stock or as a stockholder of the Company, whether such liability is asserted by the Company or by creditors of the Company.
Article  CCCLXI.

MISCELLANEOUS

SECTION  7.13     NONWAIVER.
                  ---------
     No course of dealing or any delay or failure to exercise any right hereunder on the part of the Holder hereof shall operate as a waiver of such right or otherwise prejudice such Holder's rights, powers or remedies.

SECTION  7.14     APPLICABILITY  OF  MANAGEMENT  STOCKHOLDER'S  AGREEMENT.
                  -------------------------------------------------------
     The Warrants and the shares of Common Stock issued upon exercise of the Warrants shall be subject to all of the terms and provisions of the Management Stockholder's Agreement and the Sale Participation Agreement, in each case if and to the extent the Holder is a party to one or both of such agreements. With respect to any Holder who is a party to a Management Stockholder's Agreement, in the event of any conflict between such Holder's Warrants and the Management Stockholder's Agreement or the Sale Participation Agreement, the terms of the Management Stockholder's Agreement or the Sale Participation Agreement, as applicable, shall control. In addition, (a) all references to the term "Stock" and "shares of Common Stock" in the relevant provisions of the Management Stockholder's Agreement and Sale Participation Agreement shall be deemed to include all shares of Common Stock issuable upon exercise of the Warrants, (b) all references to the term "Option" or "Options" or "option" or "options" in the relevant provisions of the Management Stockholder's Agreement and Sale Participation Agreement shall be deemed to include the Warrants, and (c) for purposes of the treatment of the Warrants and Warrant Shares under the relevant provisions of the Management Stockholder's Agreement, the terms "Vesting Reference Date" and "Valuation Reference Date" in the Management Stockholder's Agreement shall have the same meaning with respect to the Warrants and Warrant Shares as they have for the shares of Common Stock originally purchased by the Holder pursuant to the Management Stockholder's Agreement.

SECTION  7.15     NOTICES.
                  -------
     All notices, requests, claims, demands and other communications under this Warrant shall be in writing and shall be deemed given if delivered personally or sent by overnight courier (providing proof of delivery) to the parties at the following addresses (or at such other address for a party as shall be specified by like notice):

if to any Holder, at its last known address appearing on the books of the Company and maintained for such purpose.
if  to  the  Company,  to:

                     Borden  Chemical,  Inc.
                     180  East  Broad  Street
                     Columbus,  Ohio  43215
                     Attn:  General  Counsel

SECTION  7.13     INTERPRETATION.
                  --------------
     The table of contents and headings contained in this Warrant are for reference purposes only and shall not affect in any way the meaning or interpretation of this Warrant. Whenever the words "include", "includes" or "including" are used in this Warrant, they shall be deemed to be followed by the words "without limitation".

SECTION  7.14     ENTIRE  AGREEMENT;  NO  THIRD-PARTY  BENEFICIARIES.
                  ---------------------------------------------------
     This Warrant and the agreements referred to herein constitute the entire agreement, and supersede all prior agreements and understandings, both written and oral, between the parties with respect to the subject matter of this Warrant. This Warrant is not intended to confer upon any Person other than the parties any rights or remedies.

SECTION  7.15     SUCCESSORS  AND  ASSIGNS.
                  ------------------------
     Subject to the provisions of Section 4.01 and Article VI, this Warrant and the rights evidenced hereby shall inure to the benefit of and be binding upon the successors of the Company and the successors and assigns of the Holder hereof. The provisions of this Warrant are intended to be for the benefit of all Holders from time to time of this Warrant, and shall be enforceable by any such Holder.

SECTION  7.16     AMENDMENT.
                  ----------
     This Warrant and all other Warrants may be modified or amended or the provisions hereof waived with the written consent of the Company and Holders who hold Warrants exercisable for in excess of 50% of the aggregate number of shares of Common Stock then receivable upon exercise of all Warrants whether or not then exercisable; provided, that no such Warrant may be modified or amended in a manner which is adverse to the Holder or any of its successors or assigns, so long as such Person holds any Warrants or Warrant Shares, without the prior written consent of such Person.

SECTION  7.17     SEVERABILITY.
                  ------------
     Wherever possible, each provision of this Warrant shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Warrant shall be prohibited by or invalid under applicable law, such provision shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Warrant.

SECTION  7.18     GOVERNING  LAW;  JURISDICTION.
                  -----------------------------
      THIS WARRANT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK, APPLICABLE TO CONTRACTS EXECUTED IN AND TO BE PERFORMED ENTIRELY WITHIN THAT STATE. ANY SUIT, ACTION OR PROCEEDING AGAINST THE HOLDER WITH RESPECT TO THIS WARRANT, OR ANY JUDGMENT ENTERED BY ANY COURT IN RESPECT OF ANY THEREOF, MAY BE BROUGHT IN ANY COURT OF COMPETENT JURISDICTION IN THE STATE OF DELAWARE (OR IF THE COMPANY REINCORPORATES IN ANOTHER STATE, IN THAT STATE) OR NEW YORK, AS THE COMPANY MAY ELECT IN ITS SOLE DISCRETION, AND THE HOLDER HEREBY SUBMITS TO THE NON-EXCLUSIVE JURISDICTION OF SUCH COURTS FOR THE PURPOSE OF ANY SUCH SUIT, ACTION, PROCEEDING OR JUDGMENT. THE HOLDER HEREBY IRREVOCABLY WAIVES ANY OBJECTIONS WHICH HE MAY NOW OR HEREAFTER HAVE TO THE LAYING OF THE VENUE OF ANY SUIT, ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS WARRANT BROUGHT IN ANY COURT OF COMPETENT JURISDICTION IN THE STATE OF DELAWARE (OR IF THE COMPANY REINCORPORATES IN ANOTHER STATE, IN THAT STATE) OR NEW YORK, AND HEREBY FURTHER IRREVOCABLY WAIVES ANY CLAIM THAT ANY SUCH SUIT, ACTION OR PROCEEDING BROUGHT IN ANY SUCH COURT HAS BEEN BROUGHT IN ANY INCONVENIENT FORUM. NO SUIT, ACTION OR PROCEEDING AGAINST THE COMPANY WITH RESPECT TO THIS WARRANT MAY BE BROUGHT IN ANY COURT, DOMESTIC OR FOREIGN, OR BEFORE ANY SIMILAR DOMESTIC OR FOREIGN AUTHORITY OTHER THAN IN A COURT OF COMPETENT JURISDICTION IN THE STATE OF DELAWARE (OR IF THE COMPANY
REINCORPORATES IN ANOTHER STATE, IN THAT STATE) OR NEW YORK, AND THE HOLDER HEREBY IRREVOCABLY WAIVES ANY RIGHT WHICH HE MAY OTHERWISE HAVE HAD TO BRING SUCH AN ACTION IN ANY OTHER COURT, DOMESTIC OR FOREIGN, OR BEFORE ANY SIMILAR DOMESTIC OR FOREIGN AUTHORITY. THE COMPANY HEREBY SUBMITS TO THE JURISDICTION OF SUCH COURTS FOR THE PURPOSE OF ANY SUCH SUIT, ACTION OR PROCEEDING.


                           [Signatures on next page.]

     IN WITNESS WHEREOF, the Company has caused this Warrant to be duly executed and delivered as of the date first written above.

                                          BORDEN  CHEMICAL,  INC.
                                          By:
                                             ------------------------------
                                              Name:
                                              Title:



     AND, FOR THE LIMITED PURPOSE OF SECTION 9.02 of this Warrant, BDS Two, Inc. has caused this Warrant to be duly executed as of the date first above written.


                                          BDS  TWO,  INC.
                                          By:
                                             ------------------------------
                                              Name:
                                              Title:

                                                                       EXHIBIT A
                                                                       ---------
                                SUBSCRIPTION FORM
                 [To be executed only upon exercise of Warrant]

     The undersigned registered owner of this Warrant irrevocably exercises this
Warrant  for         shares of Common Stock of            , all on the terms and
             -------                          -----------
conditions  specified  in  this  Warrant  and


---
herewith  tenders  payment  of  the  Aggregate  Exercise Price for the number of
shares of Common Stock specified above to the order of             in the amount
                                                       -----------
of  $         in  accordance  with  the  terms  hereof;
      -------

     The undersigned registered owner of this Warrant irrevocably exercises this
Warrant  in respect of         shares of Common Stock of            , all on the
                       -------                           -----------
terms  and  conditions  specified  in  this  Warrant  and


---
elects not to pay the Aggregate Exercise Price with respect to the shares of Common Stock specified above and, in lieu thereof, elects to surrender this Warrant (or the relevant portion thereof) in exchange for such number of shares of Common Stock having an aggregate value equal to the difference between (x) the aggregate Fair Market Value of the number of shares of Common Stock specified above and (y) the Aggregate Exercise Price in respect of such number of shares.





















































     The  undersigned  requests  that  certificates for [all] [          of] the
                                                               ----------
shares of Common Stock hereby received (and any securities or other property issuable upon such exercise) be issued in the name of and delivered to whose address
------------------------------------------------------------------
is __________________________________ [add any additional names and addresses together with the number of shares of Common Stock (and any securities or other property issuable upon such exercise) to be issued to such person or entity] and, if such shares of Common Stock shall not include all of the shares of Common Stock issuable as provided in this Warrant, that a new Warrant of like tenor and date for the balance of the shares of Common Stock issuable hereunder be delivered to the undersigned.

-------------------------------------
  (Name  of  Registered  Owner)
-------------------------------------
  (Signature  of  Registered  Owner)
-------------------------------------
  (Street  Address)
-------------------------------------
  (City)  (State)  (Zip  Code)

NOTICE:     The  signature on this subscription must correspond with the name as written upon the face of the within Warrant in every particular, without alteration or enlargement or any change whatsoever.

                                                                       EXHIBIT B
                                                                       ---------

                                 ASSIGNMENT FORM
     FOR VALUE RECEIVED the undersigned registered owner of this Warrant hereby sells, assigns and transfers unto the Assignee named below all of the rights of the undersigned under this Warrant, with respect to the number of shares of Common Stock, adjusted as of the date of this assignment as provided in the Warrant, set forth below:
                                     No.  of  Shares  of
Name  and  Address  of  Assignee     Common  Stock
--------------------------------     -------------






and  does  hereby  irrevocably  constitute  and  appoint
                                                         -----------------------
attorney-in-fact to register such transfer on  the  books  of
                                                              ------------------
maintained  for the purpose, with full power of substitution  in  the  premises.

Dated:                                               Print
       --------------------------------------------

Name:
       --------------------------------------------

Signature:
       --------------------------------------------

Witness:
       --------------------------------------------


NOTICE:     The  signature on this subscription must correspond with the name as written upon the face of the within Warrant in every particular, without alteration or enlargement or any change whatsoever.










































                                                                  Exhibit xxii

                   FORM OF MANAGEMENT STOCKHOLDER'S AGREEMENT
                   ------------------------------------------


     This  Management Stockholder's Agreement (this "Agreement") is entered into
                                                     ---------
as of the date set forth on the signature page hereof among BORDEN CHEMICAL HOLDINGS, INC., a Delaware corporation (the "Company"), BORDEN, INC., a New
                                                  -------
Jersey  corporation, and certain of its affiliates (collectively, the "Parents")
                                                                       -------
and the individual whose name and address appears on the signature page hereof (the "Purchaser" and, together with the Company and the Parents, the "Parties").
      ---------                                                       -------


                                    RECITALS
                                    --------

     This  Agreement  is  one  of  several  agreements  ("Other  Purchasers'
                                                          ------------------
Agreements") which have been, or which in the future will be, entered into among the Company, the Parents and other individuals who are or will be key employees of the Company or one of its subsidiaries (collectively, the "Other
                                                                        -----
Purchasers").

     The Parent has agreed to sell to the Purchaser the number of shares of common stock, par value $.01 per share (the "Common Stock"), of the Company set
                                              ------------
forth on the signature page hereof (the "Purchase Stock") at a purchase price of
                                         --------------
$[    ]  per  share (the "Purchase Price").  In addition, the Company will grant
                          --------------
to the Purchaser an option or options to purchase Common Stock ("Options") at an
                                                                 -------
exercise price of $[ ] per share of Common Stock pursuant to the terms of the 1996 Stock Purchase and Option Plan for Key Employees of Borden Chemical Holdings, Inc. and Subsidiaries (the "Option Plan") and the Non-Qualified Stock
                                       -----------
Option  Agreement  attached  hereto  as  Exhibit  A.

                                    AGREEMENT
                                    ---------

     To implement the foregoing and in consideration of the mutual agreements contained herein, the Parties agree as follows:

1.     -Purchase of Stock; Issuance of Options. (a)  On or prior to the purchase
       ----------------------------------------
date identified on the signature page hereof (or such later date to which the Company and the Purchaser agree in writing), (i) the Parents will deliver the Purchase Stock and the Purchaser shall pay the Parents the Purchase Price for each share delivered and (ii) the Company will grant the Options described above to the Purchaser in accordance with, and subject to the terms and conditions contained in, the Option Plan and the Non-Qualified Stock Option Agreement.

a. The Parties shall execute and deliver to each other copies of the Non-Qualified Stock Option Agreement concurrently with the issuance of the Options.

2.     -Purchaser's  Representations,  Warranties  and  Agreements.  (a)  The
        -----------------------------------------------------------
Purchaser hereby represents and warrants that he is acquiring the Purchase Stock and, at the time of exercise or other acquisition, all other Stock (as defined in Section 8) for investment for his own account and not with a view to, or for resale in connection with, the distribution or other disposition thereof. The Purchaser agrees and acknowledges that he will not, directly or indirectly, offer, transfer, sell, assign, pledge, hypothecate or otherwise dispose of any shares of the Stock unless such transfer, sale, assignment, pledge, hypothecation or other disposition complies with Section 3 of this Agreement and
(i) the transfer, sale, assignment, pledge, hypothecation or other disposition is pursuant to an effective registration statement under the Securities Act of 1933, as amended, or the rules and regulations in effect thereunder (the "Act"),
                                                                          ---
and any applicable state securities law or (ii) counsel for the Purchaser (which counsel shall be acceptable to the Company) shall have furnished the Company with an opinion, satisfactory in form and substance to the Company, that no such registration is required because of the availability of an exemption from registration under the Act and any applicable state securities law. Notwithstanding the foregoing, the Company acknowledges and agrees that any of the following transfers are deemed to be in compliance with the Act, applicable state securities law and this Agreement and no opinion of counsel is required in connection therewith: (x) a transfer made pursuant to Section 4, 5 or 6 hereof,
(y) a transfer upon the death of the Purchaser to his executors, administrators, testamentary trustees, legatees or beneficiaries (the "Purchaser's Estate") or a
                                                       ----------- ------
transfer to the executors, administrators, testamentary trustees, legatees or beneficiaries of a person who has become a holder of Stock in accordance with the terms of this Agreement, provided that it is expressly understood that any
                                --------
such transferee shall be bound by the provisions of this Agreement and (z) a transfer made after the Vesting Reference Date (as defined below) in compliance with the federal and state securities laws to a trust, custodianship or limited partnership the beneficiaries or limited partners of which may include only the Purchaser, his spouse or his lineal descendants (a "Purchaser's Trust") or a
                                                        -----------------
transfer made after the third anniversary of the Vesting Reference Date to such a trust by a person who has become a holder of Stock in accordance with the terms of this Agreement, provided that such transfer is made expressly subject
                           --------
to this Agreement and that the transferee agrees in writing to be bound by the terms and conditions hereof.

     For  purposes  of this Agreement, the term "Valuation Reference Date" shall
                                                 ------------------------
mean [              , 2000] and the term "Vesting Reference Date" shall mean the
                                          ----------------------
date  set  forth  on  the  signature  page hereof as the Vesting Reference Date.

a) The certificate (or certificates) representing the Stock shall bear the following legend:

"THE SHARES REPRESENTED BY THIS CERTIFICATE MAY NOT BE TRANSFERRED, SOLD, ASSIGNED, PLEDGED, HYPOTHECATED OR OTHERWISE DISPOSED OF UNLESS SUCH TRANSFER, SALE, ASSIGNMENT, PLEDGE, HYPOTHECATION OR OTHER DISPOSITION COMPLIES WITH THE PROVISIONS OF THE MANAGEMENT STOCKHOLDER'S AGREEMENT AMONG BORDEN CHEMICAL HOLDINGS, INC. ("THE COMPANY"), BORDEN, INC. AND THE PURCHASER NAMED ON THE FACE HEREOF (A COPY OF WHICH IS ON FILE WITH THE SECRETARY OF THE COMPANY). EXCEPT AS OTHERWISE PROVIDED IN SUCH AGREEMENT, NO TRANSFER, SALE, ASSIGNMENT, PLEDGE, HYPOTHECATION OR OTHER DISPOSITION OF THE SHARES REPRESENTED BY THIS CERTIFICATE MAY BE MADE EXCEPT (A) PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), AND ANY APPLICABLE STATE SECURITIES LAW OR (B) IF (I) THE COMPANY HAS BEEN FURNISHED WITH A SATISFACTORY OPINION OF COUNSEL FOR THE HOLDER THAT SUCH TRANSFER, SALE, ASSIGNMENT, PLEDGE, HYPOTHECATION OR OTHER DISPOSITION IS EXEMPT FROM THE PROVISIONS OF SECTION 5 OF THE ACT OR THE RULES AND REGULATIONS IN EFFECT THEREUNDER, AND IN COMPLIANCE WITH APPLICABLE PROVISIONS OF STATE SECURITIES LAWS, AND (II) IF THE HOLDER IS A CITIZEN OR RESIDENT OF ANY COUNTRY OTHER THAN THE UNITED STATES, OR THE HOLDER DESIRES TO EFFECT ANY SUCH TRANSACTION IN ANY SUCH COUNTRY, THE COMPANY HAS BEEN FURNISHED WITH A SATISFACTORY OPINION OR OTHER ADVICE OF COUNSEL FOR THE HOLDER THAT SUCH TRANSACTION WILL NOT VIOLATE THE LAWS OF SUCH COUNTRY."

b The Purchaser acknowledges that he has been advised that (i) the Stock has not been registered under the Act or any state securities law, (ii) the Stock must be held indefinitely and the Purchaser must continue to bear the economic risk of the investment in the Stock unless it is subsequently registered under the Act and any applicable state securities law, or an exemption from such registration is available, (iii) it is not anticipated that there will be any public market for the Stock, (iv) Rule 144 promulgated under the Act is not currently available with respect to sales of any securities of the Company, and the Company has made no covenant to make such Rule available (except as provided in Section 9(b)), (v) when and if shares of the Stock may be disposed of without registration in reliance on Rule 144, such disposition can be made only in limited amounts in accordance with the terms and conditions of such Rule, (vi) if the Rule 144 exemption is not available, public sale without registration will require compliance with Regulation A or some other exemption under the Act and applicable state securities law, (vii) a restrictive legend in the form heretofore set forth shall be placed on the certificates representing the Stock and (viii) a notation shall be made in the appropriate records of the Company indicating that the Stock is subject to restriction on transfer and, if the Company should at some time in the future engage the services of a stock transfer agent, appropriate stop transfer restrictions will be issued to such transfer agent with respect to the Stock.

c. If any shares of the Stock are to be disposed of in accordance with Rule 144 under the Act or otherwise, the Purchaser shall promptly notify the Company of such intended disposition and shall deliver to the Company at or prior to the time of such disposition such documentation as the Company may reasonably request in connection with such sale and, in the case of a disposition pursuant to Rule 144, shall deliver to the Company an executed copy of any notice on Form 144 required to be filed with the Securities and Exchange Commission.

d. The Purchaser agrees that, if any shares of the capital stock of the Company are offered to the public pursuant to an effective registration statement under the Act and applicable state securities law (other than registration of securities issued under an employee plan), the Purchaser will not effect any public sale or distribution of any shares of the Stock not covered by such registration statement within 7 days prior to, or within 180 days after, the effective date of such registration statement (or, if later, the date of the public offering pursuant to such registration statement), unless otherwise agreed to in writing by the Company; provided that, if any such
                                                      --------
offering of shares of the capital stock of the Company is pursuant to a public offering through an underwriter or underwriters, then the period of 180 days referred to above shall be such longer or shorter period as the underwriters shall require in the underwriting agreement for such offering with respect to public sales or distributions of shares of the Stock by the Company.

e. The Purchaser represents and warrants that (i) he has received and reviewed a Private Placement Memorandum(the "Private Placement Memorandum")
                                                  ----------------------------
relating to the Stock and the documents referred to therein and (ii) he has been given the opportunity to obtain any additional information or documents and to ask questions and receive answers about such documents, the Company and the business and prospects of the Company which he deems necessary to evaluate the merits and risks related to his investment in the Stock and to verify the information contained in the Private Placement Memorandum and the information received as indicated in this Section 2(f)(ii), and he has relied solely on such information.

f. The Purchaser further represents and warrants that (i) his financial condition is such that he can afford to bear the economic risk of holding the Stock for an indefinite period of time and has adequate means for providing for his current needs and personal contingencies, (ii) he can afford to suffer a complete loss of his investment in the Stock, (iii) all information which he has provided to the Company concerning himself and his financial position is correct and complete as of the date of this Agreement, (iv) he understands and has taken cognizance of all risk factors related to the purchase of the Stock, including those set forth in the Private Placement Memorandum referred to above, and (v) his knowledge and experience in financial and business matters are such that he is capable of evaluating the merits and risks of his purchase of the Stock as contemplated by this Agreement.

3)     Restriction  on Transfer.  Except for transfers permitted by clauses (x),
       -------------------------
(y) and (z) of Section 2(a) or a sale of shares of Stock pursuant to an effective registration statement under the Act and applicable state securities law filed by the Company or pursuant to the Sale Participation Agreement, the Purchaser agrees that he will not transfer, sell, assign, pledge, hypothecate or otherwise dispose of any shares of the Stock at any time prior to the fifth anniversary of the Vesting Reference Date. No transfer of any such shares in violation hereof shall be made or recorded on the books of the Company and any such transfer shall be void and of no effect.

4)     -Right  of First Refusal.  At any time after the fifth anniversary of the
        ------------------------
Vesting Reference Date, if the Purchaser receives an Offer (as defined below) which the Purchaser wishes to accept, then the Purchaser shall cause the Offer to be reduced to writing and shall notify the Company in writing of his wish to accept the Offer. The Purchaser's notice shall contain an irrevocable offer to sell such shares of Stock to the Company (in the manner set forth below) at a purchase price equal to the price contained in, and on the same terms and conditions of, the Offer, and shall be accompanied by a true copy of the Offer (which shall identify the third party who has made the Offer (the "Offeror") or other proposed method of disposition). At any time within 30 days after the date of the receipt by the Company of the Purchaser's notice, the Company shall have the right and option to purchase, or to arrange for a third party to purchase, all of the shares of Stock covered by the Offer either (i) at the same price and on the same terms and conditions as the Offer or (ii) if the Offer includes any consideration other than cash, then at the sole option of the Company, at the equivalent all cash price, determined in good faith by a duly authorized compensation committee of, or representing, the Company's Board of Directors (the "Compensation Committee"), by delivering a certified bank check or checks in the appropriate amount to the Purchaser at the principal office of the Company against delivery of certificates or other instruments representing the shares of the Stock so purchased, appropriately endorsed by the Purchaser. If at the end of such 30 day period, the Company has not tendered the purchase price for such shares in the manner set forth above, the Purchaser may during the succeeding 30 day period sell not less than all of the shares of Stock covered by the Offer to the Offeror or in the manner of disposition identified at the time the Offer is delivered to the Company, as the case may be, at a price and on terms no less favorable to the Purchaser than those contained in the Offer. Promptly after such sale, the Purchaser shall notify the Company of the consummation thereof and shall furnish such evidence of the completion and time of completion of such sale and of the terms thereof as may reasonably be requested by the Company. If, at the end of 30 days following the expiration of the 30 day period for the Company to purchase the Stock, the Purchaser has not completed the sale of such shares of the Stock as aforesaid, all the restrictions on sale, transfer or assignment contained in this Agreement shall again be in effect with respect to such shares of the Stock.

     For  purposes  of  this  Agreement, "Offer" shall mean a bona fide offer to
                                          -----
purchase any or all of the Purchaser's shares of Stock received by the Purchaser from an Offeror, and shall include, without limitation, any proposed sale of shares of Stock by the Purchaser pursuant to a registration statement under the Act and any applicable state securities law or under an available exemption from registration under the Act, including Rule 144 under the Act if it is then available, and any applicable state securities law; provided, that the term
                                                         --------
Offer shall not include any proposed sale of shares pursuant to said Rule 144 (subject to such rule being available) after a Public Offering has occurred.

5)     -Purchaser's  Resale  of  Stock and Options to the Company Upon a Special
        ------------------------------------------------------------------------
Treatment  Event.  (a)  Except  as otherwise provided herein, if, on or prior to
  --------------
the fifth anniversary of the Vesting Reference Date, (i) (A) the Purchaser is still in the employ of the Company or any subsidiary of the Company and (B) the Purchaser either dies or becomes permanently disabled or (ii) the Purchaser retires from the Company or any of its subsidiaries at age 65 or over (or such other age as may be approved by the Compensation Committee) after having been employed by the Company or any of its subsidiaries for at least three years after the Vesting Reference Date (any event referred to in clause (i) or clause
(ii)  being  referred  to  herein  as  a  "Special  Treatment  Event"), then the
                                           -------------------------
Purchaser, the Purchaser's Estate or a Purchaser's Trust, as the case may be, shall have the right, for six months following the date of the occurrence of such Special Treatment Event, to (x) sell to the Company, and the Company shall be required to purchase, on one occasion, all or any portion of the shares of Stock then held by the Purchaser, the Purchaser's Estate and/or the Purchaser's Trust, as the case may be, at the Special Treatment Repurchase Price, as determined in accordance with Section 7, and (y) require the Company to pay to the Purchaser, the Purchaser's Estate or the Purchaser's Trust, as the case may be, an additional amount equal to the Option Excess Price, determined on the basis of the Special Treatment Repurchase Price as provided in Section 8, with respect to the termination of outstanding Options held by the Purchaser. No fewer than 10 business days prior to the last day of the six month period following the occurrence of a Special Treatment Event, the Purchaser, the Purchaser's Estate and/or the Purchaser's Trust, as the case may be, shall send written notice to the Company of its intention to sell shares of Stock and to terminate such Options in exchange for the payment referred to in the preceding sentence (the "Redemption Notice").
                 ------------------

     For purposes of this Agreement, the Purchaser shall be deemed to have a "permanent disability" if the Purchaser is unable to engage in the activities
   -------------------
required by the Purchaser's job by reason of any medically determined physical or mental impairment which can be expected to result in death or which has lasted or can be expected to last for a continuous period of not less than 12 months.

a) The completion of the purchase provided for in Section 5(a) shall take place at the principal office of the Company on the tenth business day after the giving of the Redemption Notice. The Special Treatment Repurchase Price and any payment with respect to the Options as described above shall be paid by delivery to the Purchaser, the Purchaser's Estate or the Purchaser's Trust, as the case may be, of a certified bank check or checks in the appropriate amount payable to the order of the Purchaser, the Purchaser's Estate or the Purchaser's Trust, as the case may be, against delivery of certificates or other instruments representing the Stock so purchased and appropriate documents cancelling the Options so terminated appropriately endorsed or executed by the Purchaser, the Purchaser's Estate or the Purchaser's Trust, or his or its duly authorized representative.

b) Notwithstanding anything in Section 5(a) or 5(b) to the contrary and subject to Section 11, (i) if there exists and is continuing a default or an event of default on the part of the Company or any subsidiary of the Company under any loan, guarantee or other agreement under which the Company or any subsidiary of the Company has borrowed money or such repurchase would result in a default or an event of default on the part of the Company or any subsidiary of the Company under any such agreement or (ii) if a repurchase would not be permitted under Section 170 of the General Corporation Law of the State of Delaware or would otherwise violate the General Corporation Law of the State of Delaware (each such occurrence referred to in clause (i) or (ii) above being an "Event"), then the Company shall not be obligated to repurchase any of the Stock
 -----
or the Options from the Purchaser, the Purchaser's Estate or the Purchaser's Trust, as the case may be, until the first business day which is 10 calendar days after all of the foregoing Events have ceased to exist (the "Repurchase
                                                                      ----------
Eligibility  Date");  provided,  however, that (A) the number of shares of Stock
   --------------     --------   -------
subject to repurchase under this Section 5(c) shall be that number of shares of Stock, and (B) the number of Exercisable Option Shares (as defined in Section 8) for purposes of calculating the Option Excess Price payable under this Section 5(c) shall be that number of Exercisable Option Shares, held by the Purchaser, the Purchaser's Estate or a Purchaser's Trust, as the case may be, at the time of delivery of a Redemption Notice in accordance with Section 5(a) hereof; provided, further, that the Repurchase Calculation Date shall be determined in
     ---   -------
accordance with Section 7 as of the Repurchase Eligibility Date (unless the Special Treatment Repurchase Price would be greater if the Repurchase Calculation Date had been determined as if no Event had occurred, in which case, solely for purposes of this proviso, the Repurchase Calculation Date shall be determined as if no Event had occurred). All Options exercisable as of the date of a Redemption Notice shall continue to be exercisable until the repurchase pursuant to such Redemption Notice.

c) Notwithstanding any other provision of this Section 5 to the contrary and subject to Section 11, the Purchaser, the Purchaser's Estate or the Purchaser's Trust, as the case may be, shall have the right to withdraw any Redemption Notice which has been pending for 60 or more days and which has remained unsatisfied because of the provisions of Section 5(c).

6.     The  Company's Option to Repurchase Stock and Options of Purchaser.  (a)
       ------------------------------------------------------------------
If, on or prior to the fifth anniversary of the Vesting Reference Date, (i) the Purchaser's active employment with the Company (and/or, if applicable, its subsidiaries) is voluntarily or involuntarily terminated for any reason whatsoever, with or without cause, (ii) the beneficiaries of a Purchaser's Trust shall include any person or entity other than the Purchaser, his spouse or his lineal descendants, or (iii) the Purchaser shall effect a transfer of any of the Stock other than as permitted in this Agreement (any of the foregoing, a "Call
                                                                            ----
Event"),  then  the  Company  shall have the right to purchase all, but not less
 ----
than all, of the shares of the Stock then held by the Purchaser or a Purchaser's
 --
Trust at the Ordinary Repurchase Price, as determined in accordance with Section 7; provided, however, that if the termination of employment results from a
    --------   -------
Special  Treatment Event, then, notwithstanding the foregoing, the Company shall
   --
have the right to purchase all, but not less than all, of the shares of the Stock then held by the Purchaser or a Purchaser's Trust but the Repurchase Price (as defined in Section 7) shall be the Special Treatment Repurchase Price. The Company shall have a period of 75 days from the date of a Call Event in which to give notice in writing to the Purchaser of the exercise of such election ("Call
                                                                            ----
Notice").  In  the  event  that  the  Company  exercises its right to repurchase
------
shares of the Stock pursuant to this Section 6 and the Purchaser's employment has not been terminated by the Company For Cause (as defined in the Non-Qualified Stock Option Agreement) or by the Purchaser without Good Reason (as defined in the Non-Qualified Stock Option Agreement), then the Company shall also pay the Purchaser an amount equal to the Option Excess Price determined on the basis of the Ordinary Repurchase Price or the Special Treatment Repurchase Price, as the case may be, as provided in Section 8, with respect to the termination of outstanding Options held by the Purchaser.

a) The completion of any purchase pursuant to Section 6(a) shall take place at the principal office of the Company on the tenth business day after the giving of the Call Notice. The Ordinary Repurchase Price or the Special Treatment Repurchase Price, as the case may be, and any payment with respect to the Options as described above shall be paid by delivery to the Purchaser of a certified bank check or checks in the appropriate amount payable to the order of the Purchaser against delivery of certificates or other instruments representing the Stock so purchased and appropriate documents cancelling the Options so terminated, appropriately endorsed or executed by the Purchaser or the Purchaser's Trust, or his or its authorized representative.

b) Notwithstanding any other provision of this Section 6 to the contrary and subject to Section 11, if there exists and is continuing any Event, then the Company shall delay the repurchase of any of the Stock or the Options (pursuant to a Call Notice timely given in accordance with Section 6(a) hereof) from the Purchaser, the Purchaser's Estate or the Purchaser's Trust, as the case may be, until the Repurchase Eligibility Date; provided, however, that (i) the number of
                                       --------  -------
shares of Stock subject to repurchase under this Section 6(c) shall be that number of shares of Stock, and (ii) the number of Exercisable Option Shares for purposes of calculating the Option Excess Price payable under this Section 6(c) shall be that number of Exercisable Option Shares, held by the Purchaser, the Purchaser's Estate or a Purchaser's Trust, as the case may be, at the time of delivery of a Call Notice in accordance with Section 6(a) hereof; provided,
                                                                       --------
further, that the Repurchase Calculation Date shall be determined in accordance with Section 7 based on the Repurchase Eligibility Date (unless the applicable Repurchase Price would be greater if the Repurchase Calculation Date had been determined as if no Event had occurred, in which case, solely for purposes of this proviso, the Repurchase Calculation Date shall be determined as if no Event had occurred), and provided, further, that if the Repurchase Eligibility Date
                      --------  -------
has not occurred within 10 months of the date of the Call Notice, then the Call Notice shall expire. All Options exercisable as of the date of a Call Notice shall continue to be exercisable until the repurchase pursuant to such Call Notice.

7.     -Determination  of  Repurchase  Price.  (a)  The  Special  Treatment
        ------------------------------------
Repurchase Price and the Ordinary Repurchase Price are hereinafter collectively referred to as the "Repurchase Price." The Repurchase Price shall be calculated
                    ----------------
on the basis of the unaudited financial statements of the Company or the Market Price Per Share (as defined in Section 7(f)) as of the last day of the month preceding the later of (i) the month in which the event giving rise to the repurchase occurs and (ii) the month in which the Repurchase Eligibility Date occurs (hereinafter called the "Repurchase Calculation Date"). The event giving
                                ---------------------------
rise to the repurchase shall be the death, permanent disability, retirement or termination of employment, as the case may be, of the Purchaser, and not the giving of any notice required pursuant to Section 5 or 6.

a)(i) Prior to a Public Offering (as defined in Section 7(e)), the Special Treatment Repurchase Price shall be a per share Repurchase Price equal to $7.50 (the "Original Per Share Price") plus the amount, if any, by which the sum of
       --------------------------   ----
the Modified Book Value Per Share (as defined in Section 7(d)) plus $2.17 as of the Repurchase Calculation Date exceeds the Original Per Share Price.

a)(ii) After a Public Offering, the Special Treatment Repurchase Price shall be a per share Repurchase Price equal to the Original Per Share Price plus the
                                                                        ----
amount,  if  any,  by  which  the  Market  Price  Per Share as of the Repurchase
Calculation  Date  exceeds  the  Original  Per  Share  Price.

a)(iii) Prior to a Public Offering, the Ordinary Repurchase Price shall be a per share Repurchase Price equal to the lesser of:

A.     the  sum  of  the  Modified  Book  Value  Per  Share  plus  $2.17;  and

B. the Original Per Share Price plus (x) the Percentage (as defined below) multiplied by (y) the amount, if any, by which the sum of the Modified Book Value Per Share plus $2.17 as of the Repurchase Calculation Date exceeds the Original Per Share Price.

a)(iv) After a Public Offering, the Ordinary Repurchase Price shall be a per share Repurchase Price equal to the lesser of:

A.     the  Market  Price  Per  Share;  and

B. the Original Per Share Price plus (x) the Percentage multiplied by (y) the amount, if any, by which the Market Price Per Share as of the Repurchase Calculation Date exceeds the Original Per Share Price.

     The  "Percentage"  shall  be  determined  as  follows:
           ----------

Repurchase Calculation Date                                Percentage
---------------------------                                 ----------

Vesting  Reference  Date  through  and  including  the  first anniversary of the
Vesting Reference Date                                          0%

After  the first anniversary of the Vesting Reference Date through and including
the second anniversary of the Vesting Reference Date           20%

After the second anniversary of the Vesting Reference Date through and including
the third anniversary of the Vesting Reference Date            40%

After  the third anniversary of the Vesting Reference Date through and including
the fourth anniversary of the Vesting Reference Date           60%

After the fourth anniversary of the Vesting Reference Date through and including
the fifth anniversary of the Vesting Reference Date            80%

After the fifth anniversary of the Vesting Reference Date     100%

  b.    For purposes of this Agreement, "Modified Book Value Per Share" shall be
                                          -----------------------------
                                the quotient of:

b)(i)     an  amount equal to (A) $355 million plus (B) the aggregate net income
                                               ----
of the Company attributable to the Common Stock from and after December 31, 1995 (as decreased by any net losses from and after the December 31, 1995) plus (C)
                                                                        ----
the aggregate dollar amount contributed to the Company after December 31, 1995 as common equity by the shareholders of the Company minus (D) the aggregate
                                                         -----
dollar amount of any dividends paid or stock repurchases made by the Company on the Common Stock after December 31, 1995,

divided  by

b)(ii)     the  sum  of  the  number of shares of Common Stock then outstanding;

provided  that, if any outstanding stock options, other rights to acquire Common
--------
Stock, or securities convertible into shares of Common Stock have a per share exercise price less than such quotient (collectively, the "In-the-Money
                                                                   ------------
Options"), then, sequentially beginning with the In-the-Money Options with the lowest per share exercise price and until either (A) all In-the-Money Options have been included in such adjustment of such quotient or (B) there are no In-the-Money Options with a per share exercise price less than the quotient as adjusted that have not been included in such adjustment of such quotient, the numerator of such quotient shall be increased by the aggregate exercise prices of such In-the-Money Options and the denominator of such quotient shall be increased by the number of shares of Common Stock issuable upon the exercise of such In-the-Money Options.

The calculations set forth in clauses (i)(B), (i)(C) and (i)(D) of the immediately preceding sentence shall be determined in accordance with generally accepted accounting principles applied on a basis consistent with any prior periods as reflected in the consolidated financial statements of the Company, without giving effect to any adjustments required or permitted by Accounting Principles Board Opinion Nos. 16 and 17 with respect to assets acquired or liabilities assumed in the acquisition of the Company (except that the determination of gains or losses on sales of assets and on foreign currency translations shall be computed in accordance with Accounting Principles Board Opinion Nos. 16 and 17).

c.     For  purposes of this Agreement, "Public Offering" shall mean the sale of
                                         ---------------
shares of Common Stock to the public subsequent to the date hereof pursuant to a registration statement under the Act which has been declared effective by the Securities and Exchange Commission (other than a registration statement on Form S-8 or any other similar form) which results in an active trading market in the Common Stock. A "Qualified Public Offering" shall be deemed to have occurred if
                  -------------------------
there has been a Public Offering and there exists an active trading market in 19% or more of the Common Stock.

d.     For  purposes  of this Agreement, "Market Price Per Share" shall mean the
                                          ----------------------
price per share equal to the average of the last sale price of the Common Stock on the Repurchase Calculation Date on each exchange on which the Common Stock may at the time be listed or, if there shall have been no sales on any of such exchanges on the Repurchase Calculation Date, the average of the closing bid and asked prices on each such exchange at the end of the Repurchase Calculation Date or if there is no such bid and asked price on the Repurchase Calculation Date on the next preceding date when such bid and asked price occurred or, if the Common Stock shall not be so listed, the average of the closing sales prices as reported by Nasdaq at the end of the Repurchase Calculation Date in the over-the-counter market. If the Common Stock is not so listed or reported by Nasdaq, then the Market Price Per Share shall be the Modified Book Value Per Share.

e. In determining the Repurchase Price, appropriate adjustments shall be made for any future issuances of rights to acquire and securities convertible into Common Stock and any stock dividends, splits, combinations, recapitalizations or any other adjustment in the number of outstanding shares of Common Stock.

8.     -Stock Issued to Purchaser Upon Exercise of Stock Options; Termination of
        ------------------------------------------------------------------------
Options.  (a)  The  Company  may  from  time  to time grant to the Purchaser, in addition to the Options, options under the Option Plan to purchase shares of Common Stock at the Original Per Share Price or at a different option exercise price. For purposes of this Agreement, "Stock" shall mean and include all
                                              -----
Purchase Stock, all shares of Common Stock issued to the Purchaser by the Company upon exercise of the Options, all shares of Common Stock issued to the Purchaser by the Company upon exercise of any other stock options held by the Purchaser and any other Common Stock otherwise acquired by the Purchaser at any time when this Agreement is in effect.

a. All outstanding Options and other options granted to the Purchaser under the Option Plan or otherwise, whether or not then exercisable, shall terminate automatically (i) upon the payment by the Company to the Purchaser, pursuant to the provisions of Section 5 or 6 of this Agreement, of an amount equal to the Option Excess Price, (ii) upon the repurchase of Stock as provided in Section 5 or 6 of this Agreement if the Option Excess Price is zero or a negative number, or (iii) without payment in the event of a termination of the Purchaser's employment by the Company For Cause or by the Purchaser without Good Reason.

     For  purposes  of  this  Agreement,  "Option  Excess  Price" shall mean the
                                           ---------------------
excess, if any, of the Special Treatment Repurchase Price or the Ordinary Repurchase Price, depending on which Repurchase Price is being used to repurchase the remainder of the Stock, over the Option Price (as defined in the Option Plan) multiplied by the number of Exercisable Option Shares.

     For  purposes of this Agreement, "Exercisable Option Shares" shall mean the
                                       -------------------------
shares of Common Stock which, at the time of determination of the Option Excess Price, could be purchased by the Purchaser upon exercise of his outstanding Options or other options.

9.     -The  Representations,  Warranties  and Agreements of the Company and the
        ------------------------------------------------------------------------
Parents. (a) The Company represents and warrants to the Purchaser that (i) this Agreement has been duly authorized, executed and delivered by the Company and (ii) the Purchase Stock is duly and validly issued, fully paid and nonassessable. The Parents represent and warrant to the Purchaser that (i) this Agreement has been duly authorized, executed and delivered by the Parents and
(ii)  the  Parents  have  valid  title  to  the  Purchase  Stock.

a. If the Company shall have engaged in a Public Offering, (i) the Company shall use reasonable efforts to register the Options and the Stock to be acquired on exercise thereof on a Form S-8 Registration Statement or any successor to Form S-8 to the extent that such registration is then available with respect to such Options and Stock, (ii) the Company shall use its best efforts to comply with all state securities or "blue sky" laws which might be applicable to the sale of the Stock and the issuance of the Options to the Purchaser and (iii) the Company will file the reports required to be filed by it under the Act and the Securities Exchange Act of 1934, as amended (the "Exchange
                                                                        --------
Act"),  and  the  rules  and  regulations adopted by the Securities and Exchange
---
Commission  ("SEC")  thereunder,  to  the  extent  required from time to time to
---
enable the Purchaser to sell shares of Stock without registration under the Act within the limitations of the exemptions provided by (A) Rule 144 under the Act, as such Rule may be amended from time to time, or (B) any similar rule or regulation hereafter adopted by the SEC. Notwithstanding anything contained in this Section 9(b), the Company may deregister under Section 12 of the Exchange Act if it is then permitted to do so pursuant to the Exchange Act and the rules and regulations thereunder. Nothing in this Section 9(b) shall be deemed to limit in any manner the restrictions on sales of Stock contained in this Agreement.

10.     "Piggyback" Registration Rights.  (a)  Until the later of (i) the first
        -------------------------------
occurrence of a Qualified Public Offering and (ii) the fifth anniversary of the Vesting Reference Date, the Purchaser hereby agrees to be bound by all of the terms, conditions and obligations of a Registration Rights Agreement (the "Registration Rights Agreement"), between the Company and the Parent, and, in
      --------------------------
the case of a Qualified Public Offering and subject to the limitations set forth in this Section 10, shall have all of the rights and privileges of the Registration Rights Agreement, in each case as if the Purchaser were an original party (other than the Company) thereto; provided, however, that the Purchaser
                                           --------  -------
shall not have any rights to request registration under Section 3 of the Registration Rights Agreement; and provided, further, that the Purchaser shall
                                     --------  -------
not be bound by any amendments to the Registration Rights Agreement unless the Purchaser consents thereto. Notwithstanding anything to the contrary contained in the Registration Rights Agreement, the Purchaser's rights and obligations under the Registration Rights Agreement shall be subject to the limitations and additional obligations set forth in this Section 10. All shares of Stock purchased by the Purchaser pursuant to this Agreement and held by the Purchaser, the Purchaser's Estate or a Purchaser's Trust, including shares purchased upon the exercise of Options, shall be deemed to be Registrable Securities (as defined in the Registration Rights Agreement).

a.     The Company will promptly notify the Purchaser in writing (a "Notice") of
                                                                     ------
any  proposed  registration  (a  "Proposed  Registration")  in connection with a
                                  ----------------------
Qualified Public Offering. If within 15 days of the receipt by the Purchaser of such Notice, the Company receives from the Purchaser, the Purchaser's Estate or the Purchaser's Trust a written request (a "Request") to register shares of
                                                 -------
Stock held by the Purchaser, the Purchaser's Estate or the Purchaser's Trust (which Request will be irrevocable unless otherwise mutually agreed to in writing by the Purchaser and the Company), shares of Stock will be so registered as provided in this Section 10; provided, however, that for each such
                                      --------   -------
registration statement only one Request, which shall be executed by the Purchaser, the Purchaser's Estate or the Purchaser's Trust, as the case may be, may be submitted for all Registrable Securities held by the Purchaser, the Purchaser's Estate and the Purchaser's Trust.

b. The maximum number of shares of Stock which will be registered pursuant to a Request will be the lowest of (i) the number of shares of Stock equal to the sum of (x) the product of (A) the number of shares of Common Stock then held by the Purchaser multiplied by (B) the Percentage, plus (y) all shares of Common
                 -------------                     ----
Stock which the purchaser is then entitled to acquire under an unexercised Option to the extent then exercisable, (ii) the product of (A) the number of shares of Common Stock calculated under clause (i) above, multiplied by (B) the
                                                           -------------
quotient of (x) the number of shares of Stock then proposed to be registered in such Proposed Registration by the Parent, if any, divided by (y) the number of
                                                    ----------
shares of Stock then held by the Parent, including all shares of Stock which the Parent is then entitled to acquire upon conversion, exercise or exchange of a security that is convertible into, or exercisable or exchangeable for, Stock,
(iii) the maximum number of shares of Stock which the Company can register in the Proposed Registration without adverse effect on the offering in the view of the managing underwriters (reduced pro rata with all Other Purchasers as more fully described in Section 10(d)) and (iv) the maximum number of shares which the Purchaser (pro rata based upon the aggregate number of shares of Common Stock the Purchaser and all Other Purchasers have requested be registered) and all Other Purchasers are permitted to register under the Registration Rights Agreement.

c. If a Proposed Registration involves an underwritten offering and the managing underwriter advises the Company in writing that, in its opinion, the number of shares of Common Stock requested to be included in the Proposed Registration exceeds the number which can be sold in such offering, so as to be likely to have an adverse effect on the price, timing or distribution of the shares offered in such Qualified Public Offering as contemplated by the Company, then the Company will include in the Proposed Registration (i) first, 100% of the shares proposed to be sold by the Company and (ii) second, to the extent of the number of shares requested to be included in such registration which, in the opinion of such managing underwriter, can be sold without having the adverse effect referred to above, the number of shares which the Holders (as defined in the Registration Rights Agreement), including, without limitation, the Purchaser and Other Purchasers, have requested to be included in the Proposed Registration, such amount to be allocated pro rata among all requesting Holders on the basis of the relative number of shares then held by each such Holder (provided that any shares thereby allocated to any such Holder that exceed such
    -----
Holder's request will be reallocated among the remaining requesting Holders in like manner).

d. Upon delivering a Request the Purchaser will, if requested by the Company, execute and deliver a custody agreement and power of attorney in form and substance satisfactory to the Company with respect to the shares of Stock to be registered pursuant to this Section 10 (a "Custody Agreement and Power of
                                                  ------------------------------
Attorney").  The  Custody  Agreement  and  Power of Attorney will provide, among
   -----
other things, that the Purchaser will deliver to and deposit in custody with the custodian and attorney-in-fact named therein a certificate or certificates representing such shares of Stock (duly endorsed in blank by the registered owner or owners thereof or accompanied by duly executed stock powers in blank) and irrevocably appoint said custodian and attorney-in-fact as the Purchaser's agent and attorney-in-fact with full power and authority to act under the Custody Agreement and Power of Attorney on the Purchaser's behalf with respect to the matters specified therein.

e. If a Proposed Registration involves an underwritten offering and the Parent enters into lockup agreements pursuant to the terms of the underwriting agreement, then the Purchaser, if such Purchaser exercises registration rights pursuant to this Section 10, shall enter into a lockup agreement on substantially similar terms and conditions.

f. The Purchaser agrees that he will execute such other agreements as the Company may reasonably request to further evidence the provisions of this
Section  10.

11.     Pro  Rata  Repurchases.  Notwithstanding  anything  to  the  contrary
        ----------------------
contained in Section 5, 6 or 7, if at any time consummation of all purchases and payments to be made by the Company pursuant to this Agreement and the Other Purchasers' Agreements would result in an Event, then the Company shall make purchases from, and payments to, the Purchaser and Other Purchasers pro rata (on the basis of the proportion of the number of shares of Stock and the number of Options each such Purchaser and all Other Purchasers have elected or are required to sell to the Company) for the maximum number of shares of Stock and shall pay the Option Excess Price for the maximum number of Options permitted without resulting in an Event (the "Maximum Repurchase Amount"). The provisions
                                    -------------------------
of Section 5(c) and 6(c) shall apply in their entirety to payments and repurchases with respect to Options and shares of Stock which may not be made due to the limits imposed by the Maximum Repurchase Amount under this Section
11. Until all of such Stock and Options are purchased and paid for by the Company, the Purchaser and the Other Purchasers whose Stock and Options are not purchased in accordance with this Section 11 shall have priority, on a pro rata basis, over other purchases of Common Stock and Options by the Company pursuant to this Agreement and Other Purchasers' Agreements.

12.     Rights  to Negotiate Repurchase Price.  Nothing in this Agreement shall
        -------------------------------------
be deemed to restrict or prohibit the Company from purchasing shares of Stock or Options from the Purchaser, at any time, upon such terms and conditions, and for such price, as may be mutually agreed upon between the Parties, whether or not at the time of such purchase circumstances exist which specifically grant the Company the right to purchase, or the Purchaser the right to sell, shares of Stock or the Company has the right to pay, or the Purchaser has the right to receive, the Option Excess Price under the terms of this Agreement.

13.     Covenant Regarding 83(b) Election.  Except as the Company may otherwise
        ---------------------------------
agree in writing, the Purchaser hereby covenants and agrees that he will make an election provided pursuant to Treasury Regulation 1.83-2 with respect to the Stock, including, without limitation, the Stock to be acquired pursuant to
Section 1 and the Stock to be acquired upon each exercise of the Purchaser's Options; and Purchaser further covenants and agrees that he will furnish the Company with copies of the forms of election the Purchaser files within 30 days after the date hereof, and within 30 days after each exercise of Purchaser's Options and with evidence that each such election has been filed in a timely manner.

14.     Notice  of Change of Beneficiary.  Immediately prior to any transfer of
        --------------------------------
Stock to a Purchaser's Trust, the Purchaser shall provide the Company with a copy of the instruments creating the Purchaser's Trust and with the identity of the beneficiaries of the Purchaser's Trust. The Purchaser shall notify the Company immediately prior to any change in the identity of any beneficiary of the Purchaser's Trust.

15.     Expiration of Certain Provisions.  The provisions contained in Sections
        --------------------------------
4, 5 and 6 of this Agreement and the portion of any other provision of this Agreement which incorporates the provisions of Sections 4, 5 and 6, shall terminate and be of no further force or effect with respect to any shares of Stock sold by the Purchaser (i) pursuant to an effective registration statement filed by the Company pursuant to Section 10 hereof or (ii) pursuant to the terms of the Sale Participation Agreement of even date herewith, between the Purchaser and the Parent.

          The provisions contained in Section 2(e), 3, 4, 5, 6 and 13 of this Agreement, and the portion of any other provisions of this Agreement which incorporate the provisions of such Sections, shall terminate and be of no further force or effect upon the consummation of a merger, reorganization, business combination or liquidation of the Company, a sale of Common Stock owned by the Parent or other transaction, but only if such merger, reorganization, business combination, liquidation, sale of Common Stock or other transaction results in KKR Associates, a New York limited partnership, Parent or any affiliate of either of them, no longer having the power (i) to elect a majority of the Board of Directors of the Company or such other corporation which succeeds to the Company's rights and obligations pursuant to such merger, reorganization, business combination, liquidation or stock sale, or (ii) if the resulting entity of such merger, reorganization, business combination, liquidation or stock sale is not a corporation, to select the general partner(s) or other persons or entities controlling the operations and business of the resulting entity (a "Change of Control").

16.     Recapitalizations,  etc.  The  provisions of this Agreement shall apply,
        ------------------------
to the full extent set forth herein with respect to the Stock or the Options, to any and all shares of capital stock of the Company or any capital stock, partnership units or any other security evidencing ownership interests in any successor or assign of the Company (whether by merger, consolidation, sale of assets or otherwise) which may be issued in respect of, in exchange for, or substitution of, the Stock or the Options, by reason of any stock dividend, split, reverse split, combination, recapitalization, liquidation, reclassification, merger, consolidation or otherwise.

17.     Purchaser's  Employment  by  the  Company.  Nothing  contained  in this
        -----------------------------------------
Agreement or in any other agreement entered into by the Company and the Purchaser contemporaneously with the execution of this Agreement (i) obligates the Company or any subsidiary of the Company to employ the Purchaser in any capacity whatsoever or (ii) prohibits or restricts the Company (or any such subsidiary) from terminating the employment, if any, of the Purchaser at any time or for any reason whatsoever, with or without cause, and the Purchaser hereby acknowledges and agrees that, except as may otherwise be specifically set forth in a written agreement or written arrangement with Purchaser, neither the Company nor any other person has made any representations or promises whatsoever to the Purchaser concerning the Purchaser's employment or continued employment by the Company.

18.     Binding Effect.  The provisions of this Agreement shall be binding upon
        --------------
and accrue to the benefit of the Parties and their respective heirs, legal representatives, successors and assigns. In the case of a transferee permitted under Section 2(a) hereof, such transferee shall be deemed the Purchaser hereunder; provided, however, that no transferee (including, without limitation,
           --------  -------
transferees referred to in Section 2(a) hereof) shall derive any rights under this Agreement unless and until such transferee has delivered to the Company a valid undertaking and becomes bound by the terms of this Agreement.

19.     Amendment.  This  Agreement may be amended only by a written instrument
        ---------
signed  by  the  Parties  hereto.

20.     Closing.  Except  as  otherwise  provided  herein,  the closing of each
        -------
purchase and sale of shares of Stock and the payment of the Option Excess Price, if any, pursuant to this Agreement shall take place at the principal office of the Company on the tenth business day following delivery of the notice by either Party to the other of its exercise of the right to purchase or sell such Stock hereunder or to cause the payment of the Option Excess Price, if any.

21.     APPLICABLE  LAW;  CONSENT  TO  JURISDICTION;  WAIVERS.  THE LAWS OF THE
        -----------------------------------------------------
STATE OF DELAWARE SHALL GOVERN THE INTERPRETATION, VALIDITY AND PERFORMANCE OF THE TERMS OF THIS AGREEMENT, REGARDLESS OF THE LAW THAT MIGHT BE APPLIED UNDER PRINCIPLES OF CONFLICTS OF LAW. ANY SUIT, ACTION OR PROCEEDING AGAINST THE PURCHASER WITH RESPECT TO THIS AGREEMENT, OR ANY JUDGMENT ENTERED BY ANY COURT IN RESPECT OF ANY THEREOF, MAY BE BROUGHT IN ANY COURT OF COMPETENT JURISDICTION IN THE STATE OF DELAWARE OR NEW YORK, AS THE COMPANY MAY ELECT IN ITS SOLE DISCRETION, AND THE PURCHASER HEREBY SUBMITS TO THE NON-EXCLUSIVE JURISDICTION OF SUCH COURTS FOR THE PURPOSE OF ANY SUCH SUIT, ACTION, PROCEEDING OR JUDGMENT. BY THE EXECUTION AND DELIVERY OF THIS AGREEMENT, THE PURCHASER APPOINTS CORPORATION SERVICES COMPANY, AT ITS OFFICE IN WILMINGTON, DELAWARE OR NEW YORK, NEW YORK, AS THE CASE MAY BE, AS HIS AGENT UPON WHICH PROCESS MAY BE SERVED IN ANY SUCH SUIT, ACTION OR PROCEEDING. SERVICE OF PROCESS UPON SUCH AGENT, TOGETHER WITH NOTICE OF SUCH SERVICE GIVEN TO THE PURCHASER IN THE MANNER PROVIDED IN SECTION 24, SHALL BE DEEMED IN EVERY RESPECT EFFECTIVE SERVICE OF PROCESS UPON HIM IN ANY SUIT, ACTION OR PROCEEDING. NOTHING HEREIN SHALL IN ANY WAY BE DEEMED TO LIMIT THE ABILITY OF THE COMPANY TO SERVE ANY SUCH WRITS,
PROCESS OR SUMMONSES IN ANY OTHER MANNER PERMITTED BY APPLICABLE LAW OR TO OBTAIN JURISDICTION OVER THE PURCHASER, IN SUCH OTHER JURISDICTIONS AND IN SUCH MANNER, AS MAY BE PERMITTED BY APPLICABLE LAW. THE PURCHASER HEREBY IRREVOCABLY WAIVES ANY OBJECTIONS WHICH HE MAY NOW OR HEREAFTER HAVE TO THE LAYING OF THE VENUE OF ANY SUIT, ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT BROUGHT IN ANY COURT OF COMPETENT JURISDICTION IN THE STATE OF DELAWARE OR NEW YORK, AND HEREBY FURTHER IRREVOCABLY WAIVES ANY CLAIM THAT ANY SUCH SUIT, ACTION OR PROCEEDING BROUGHT IN ANY SUCH COURT HAS BEEN BROUGHT IN ANY INCONVENIENT FORUM. NO SUIT, ACTION OR PROCEEDING AGAINST THE COMPANY WITH RESPECT TO THIS AGREEMENT MAY BE BROUGHT IN ANY COURT, DOMESTIC OR FOREIGN, OR BEFORE ANY SIMILAR DOMESTIC OR FOREIGN AUTHORITY OTHER THAN IN A COURT OF COMPETENT JURISDICTION IN THE STATE OF DELAWARE OR NEW YORK, AND THE PURCHASER HEREBY IRREVOCABLY WAIVES ANY RIGHT WHICH HE MAY OTHERWISE HAVE HAD TO BRING SUCH AN ACTION IN ANY OTHER COURT, DOMESTIC OR FOREIGN, OR BEFORE ANY SIMILAR DOMESTIC OR FOREIGN AUTHORITY. THE COMPANY HEREBY SUBMITS TO THE JURISDICTION OF SUCH COURTS FOR THE PURPOSE OF ANY SUCH SUIT, ACTION OR PROCEEDING.

22.     Assignability  of Certain Rights by the Company.  The Company shall have
        -----------------------------------------------
the right to assign any or all of its rights or obligations to purchase shares of Stock pursuant to Sections 4, 5 and 6; provided, however, that the Company
                                             --------  -------
shall remain obligated to perform its obligations notwithstanding such assignment in the event that such assignee fails to perform the obligations so assigned to it.

23.     Miscellaneous.  In  this  Agreement  (i) all references to "dollars" or
        -------------
"$" are to United States dollars and (ii) the word "or" is not exclusive. If any provision of this Agreement shall be declared illegal, void or unenforceable by any court of competent jurisdiction, the other provisions shall not be affected, but shall remain in full force and effect.

24.     Notices.  All notices and other communications provided for herein shall
        -------
be in writing and shall be deemed to have been duly given if delivered by hand (whether by overnight courier or otherwise) or sent by registered or certified mail, return receipt requested, postage prepaid, to the Party to whom it is directed:

a.     If  to  the  Company,  to  it  at  the  following  address:

          Borden  Chemical  Holdings,  Inc.
          180  East  Broad  Street
          Columbus,  Ohio  43215
          Attention:  Chief  Executive  Officer

     with  copies  to:

          Kohlberg  Kravis  Roberts  &  Co.
          9  West  57th  Street
          New  York,  New  York  10019
          Attn:  Clifton  Robbins  and  Scott  Stuart

                                      -and-

          Simpson  Thacher  &  Bartlett
          425  Lexington  Avenue
          New  York,  New  York  10017
          Attn:  David  J.  Sorkin,  Esq.

b. If to the Purchaser, to him at the address set forth below under his signature;

or at such other address as either party shall have specified by notice in writing to the other.

25.     Covenant  Not  to  Compete;  Confidential  Information.  (a)  In
        ------------------------------------------------------
consideration of the Company entering into this Agreement with the Purchaser, the Purchaser hereby agrees effective as of the Vesting Reference Date, for so long as the Purchaser is employed by the Company or one of its subsidiaries and for a period of one year thereafter (the "Noncompete Period"), that the
                                                  ------------------
Purchaser shall not, directly or indirectly, engage in the production, sale or distribution of any product produced, sold or distributed by the Company or its subsidiaries on the date hereof or during the Noncompete Period anywhere in the world in which the Company or its subsidiaries is doing business other than through the Purchaser's employment with the Company or any of its subsidiaries. At the Company's option, the Noncompete Period may be extended for an additional one year period if (i) within nine months of the termination of the Purchaser's employment, the Company gives the Purchaser notice of such extension and (ii) beginning with the first anniversary of such termination, the Company pays the Purchaser an amount equal to the Purchaser's base salary on the date of the termination of his employment. Such amount shall be paid in installments in a manner consistent with the then current salary payment policies of the Company. For purposes of this Agreement, the phrase "directly or indirectly engage in"
                                               --------------------------------
shall include any direct or indirect ownership or profit participation interest in such enterprise, whether as an owner, stockholder, partner, joint venturer of otherwise, and shall include any direct or indirect participation in such enterprise as a consultant, licensor of technology or otherwise.

a. The Purchaser will not disclose or use at any time during the Noncompete Period (as such period may be extended pursuant to Section 25(a)), any Confidential Information (as defined below) of which the Purchaser is or becomes aware, whether or not such information is developed by him, except to the extent that such disclosure or use is directly related to and required by the Purchaser's performance of duties, if any, assigned to the Purchaser by the Company. As used in this Agreement, the term "Confidential Information" means
                                                 ------------------------
information that is not generally known to the public and that is used, developed or obtained by the Company or its subsidiaries in connection with its business, including but not limited to (i) products or services, (ii) fees, costs and pricing structures, (iii) designs, (iv) computer software, including operating systems, applications and program listings, (v) flow charts, manuals and documentation, (vi) data bases, (vii) accounting and business methods,
(viii) inventions, devices, new developments, methods and processes, whether patentable or unpatentable and whether or not reduced to practice, (ix) customers and clients and customer or client lists, (x) other copyrightable works, (xi) all technology and trade secrets, and (xii) all similar and related information in whatever form. Confidential Information will not include any information that has been published in a form generally available to the public prior to the date the Purchaser proposes to disclose or use such information. The Purchaser acknowledges and agrees that all copyrights, works, inventions, innovations, improvements, developments, patents, trademarks and all similar or related information which relate to the actual or anticipated business of the Company and its subsidiaries (including its predecessors) and conceived, developed or made by the Purchaser while employed by the Company or its subsidiaries belong to the Company. The Purchaser will perform all actions reasonably requested by the Company (whether during or after the Noncompete Period) to establish and confirm such ownership at the Company's expense (including, without limitation, assignments, consents, powers of attorney and other instruments).

b. Notwithstanding Sections 25(a) and (b) above, if at any time a court holds that the restrictions stated in such Sections are unreasonable or otherwise unenforceable under circumstances then existing, the Parties agree that the maximum period, scope or geographic area determined to be reasonable under such circumstances by such court will be substituted for the stated period, scope or area. Because the Purchaser's services are unique and because the Purchaser has had access to Confidential Information, the Parties agree that money damages will be an inadequate remedy for any breach of this Agreement. In the event a breach or threatened breach of this Agreement, the Company or its successors or assigns may, in addition to other rights and remedies existing in their favor, apply to any court of competent jurisdiction for specific performance and/or injunctive relief in order to enforce, or prevent any violations of, the provisions hereof (without the posting of a bond or other security).

c. Notwithstanding the foregoing Sections 25(a), (b) and (c), the provisions of any employment agreement in effect on the date hereof between the Company and Purchaser which contains covenants relating to confidentiality and competition shall supersede and replace the provisions of Sections 25(a), (b) and (c) and shall be deemed incorporated by reference in this Agreement in their entirety.

             [The remainder of this page intentionally left blank.]

IN WITNESS WHEREOF, the Parties have executed this Agreement as of ----------- ---, 200
         -.

                             BORDEN  CHEMICAL  HOLDINGS,  INC.

                             By
                                ---------------------------------
                                 Name:
                                 Title:


                             ------------------------------------
                              (Print  name  of  Purchaser)



                             ------------------------------------
                              (Signature  of  Purchaser)

                             ------------------------------------

                             ------------------------------------

                             ------------------------------------
                             (Address  of  Purchaser)

Number  of  Shares  of
  Purchase  Stock:           ------------------------------------

Purchase  Date:              ------------------------------------

Vesting  Reference  Date:    ------------------------------------


















































                                                                 Exhibit xxiii

                      NON-QUALIFIED STOCK OPTION AGREEMENT
                      ------------------------------------


     THIS AGREEMENT, dated as of the Agreement Date indicated on the signature page hereof (this "Agreement") is made by and between BORDEN CHEMICAL HOLDINGS,
                    ---------
INC.,  a  Delaware corporation (the "Company"), and the undersigned, an employee
                                     -------
of the Company or a Subsidiary (as defined below) or Affiliate (as defined below) of the Company (hereinafter referred to as "Optionee").
                                                           --------

     WHEREAS, the Company wishes to afford the Optionee the opportunity to purchase shares of common stock, par value $.01 per share ("Common Stock"), of
                                                             --------------
the  Company;

     WHEREAS, the Company wishes to carry out the Plan (as hereinafter defined), the terms of which are hereby incorporated by reference and made a part of this Agreement; and

     WHEREAS, the Committee (as hereinafter defined), appointed to administer the Plan, has determined that it would be to the advantage and best interest of the Company and its stockholders to grant the Non-Qualified Options provided for herein to the Optionee as an incentive for increased efforts during his term of office with the Company or its Subsidiaries or Affiliates, and has advised the Company thereof and instructed the undersigned officers to issue said Options;

     NOW THEREOF, in consideration of the mutual covenants herein contained and other good and valuable consideration, receipt of which is hereby acknowledged, the parties do hereby agree as follows:



                                   DEFINITIONS
                                   -----------

     Whenever the following terms are used in this Agreement, they shall have the meaning specified in the Plan or below unless the context clearly indicates to the contrary. Capitalized terms used but not defined herein shall be used as defined in the Plan.

"Affiliate" shall mean, with respect to the Company, any corporation directly or
 ---------
indirectly controlling, controlled by, or under common control with, the Company or any other entity designated by the Board of Directors of the Company in which the Company or an Affiliate has an interest.

"Cause"  shall  mean (i) the Optionee's willful and continued failure to perform
 -----
the Optionee's duties with respect to the Company and its subsidiaries which continues beyond ten days after a written demand for substantial performance improvement is delivered to the Optionee by the Company or (ii) misconduct by the Optionee involving (x) dishonesty or breach of trust in connection with the Optionee's employment or (y) conduct which would be a reasonable basis for an indictment of the Optionee for a felony or for a misdemeanor involving moral turpitude.

"Change  of  Control"  shall  mean (i) a sale of all or substantially all of the
 -------------------
assets of the Company to a Person who is not an Affiliate of Kohlberg Kravis Roberts & Co., L.P. ("KKR"), (ii) a sale by KKR or any of its Affiliates resulting in more than 50% of the voting stock of the Company being held by a Person or Group that does not include KKR or any of its Affiliates or (iii) a merger or consolidation of the Company into another Person which is not an Affiliate of KKR.

"Code"  shall  mean  the  Internal  Revenue  Code  of  1986,  as  amended.
 ----

"Committee"  shall  mean the Compensation Committee of the Company, or any other
 ---------
committee duly authorized by the Board of Directors of the Company to administer the Plan and this Agreement.

"Exercisable Option Shares"  shall mean the shares of Common Stock which, at the
 -------------------------
time of determination of the Option Excess Price (as defined below), could be purchased by the Optionee upon exercise of this outstanding Option or other options.

"Good  Reason"  shall  mean (i) a reduction in the Optionee's base salary, other
 ------------
than a reduction which is part of a general salary reduction program affecting senior executives of the Company, or (ii) a material reduction by the Company of any provision of the Optionee's employment agreement with the Company, if any, including any material reduction in the Optionee's duties and responsibilities.

"Group" shall mean two or more Persons acting together as a partnership, limited
 -----
partnership, syndicate or other group for the purpose of acquiring, holding or disposing of securities of the Company.

"Management  Stockholder's  Agreement"  shall  mean  a  management stockholder's
 ------------------------------------
agreement in form and substance satisfactory to the Company, which agreement shall be substantially similar to the management stockholder's agreements to which the Company is a party as of the date hereof with certain stockholders of the Company, unless the Company shall otherwise determine in its sole discretion.

"Option  Excess  Price"  shall mean the excess, if any, of the Special Treatment
 ---------------------
Termination Price or the Ordinary Termination Price, as the case may be, over the exercise price of the Option, multiplied by the number of Exercisable Option Shares.

"Optionee's  Estate" shall mean, after the death of the Optionee, the Optionee's
 ------------------
executors,  administrators,  testamentary  trustees,  legatees or beneficiaries.

"Options"  shall mean the non-qualified options to purchase Common Stock granted
 -------
under  this  Agreement.

"Other  Optionees"  shall mean other individuals who are or will be employees of
 ----------------
the Company or one of its Subsidiaries and who own options pursuant to the Plan. Permanent Disability
---------------------

          The Optionee shall be deemed to have a "Permanent Disability" if the Optionee is unable to engage in the activities required by the Optionee's job by reason of any medically determined physical or mental impairment which can be expected to result in death or which has lasted or can be expected to last for a continuous period of not less than 12 months. "Permanently Disabled" shall have a correlative meaning.

"Person"  shall  mean  an  individual, partnership, corporation, business trust,
 ------
joint stock company, trust, unincorporated association, joint venture, governmental authority or other entity of whatever nature.

"Plan"  shall  mean the 1996 Stock Purchase and Option Plan for Key Employees of
 ----
the  Company  and  its  Subsidiaries,  as  amended.

Pronouns.  The  masculine pronoun shall include the feminine and neuter, and the
--------
singular  the  plural,  where  the  context  so  indicates.

"Retirement"  shall  mean retirement at age 65 or over (or such other age as may
 ----------
be approved by the Board of Directors of the Company or the Committee) after having been employed by the Company or a Subsidiary for at least three years after the Vesting Reference Date.

"Secretary"  shall  mean  the  Secretary  of  the  Company.
 ---------

"Subsidiary"  shall  mean  any  corporation in an unbroken chain of corporations
 ----------
beginning with the Company if each of the corporations, or group of commonly controlled corporations, other than the last corporation in the unbroken chain then owns stock possessing 50% or more of the total combined voting power of all classes of stock in one of the other corporations in such chain.

Section  1.1     "Valuation  Reference  Date"  shall  mean  December  31,  1995.

2. "Vesting Reference Date" shall mean the date set forth on the signature page hereof as the Vesting Reference Date.




                                GRANT OF OPTIONS
                                ----------------

Grant  of  Options.  For  good and valuable consideration, on and as of the date
------------------
hereof  the Company irrevocably grants to the Optionee an Option to purchase any
--
part or all of an aggregate of the number of shares of Common Stock set forth with respect to each such Option on the signature page hereof upon the terms and conditions set forth in this Agreement.

Exercise Price.  The exercise price of the shares of stock covered by the Option
--------------
shall be the price per share set forth on the signature page hereof, without commission or other charge.

Consideration  to  the Company.  In consideration of the granting of this Option
------------------------------
by the Company, the Optionee agrees to render faithful and efficient services to the Company or a Subsidiary or Affiliate, with such duties and responsibilities as the Company shall from time to time prescribe. Nothing in this Agreement or in the Plan shall confer upon the Optionee any right to continue in the employ of the Company or any Subsidiary or Affiliate or shall interfere with or restrict in any way the rights of the Company and its Subsidiaries or Affiliates, which are hereby expressly reserved, to terminate the employment of the Optionee at any time for any reason whatsoever, with or without Cause.

Adjustments in Options.  Subject to Section 9 of the Plan, in the event that the
----------------------
outstanding shares of the stock subject to an Option are, from time to time, changed into or exchanged for a different number or kind of shares of the Company or other securities of the Company by reason of a merger, consolidation, recapitalization, reclassification, stock split, stock dividend, combination of shares, or otherwise, the Committee shall make an appropriate and equitable adjustment in the number and kind of shares or other considerations as to which such Option, or portions thereof then unexercised, shall be exercisable. Any such adjustment made by the Committee shall be final and binding upon the Optionee, the Company and all other interested persons.

Termination  of  Options  Upon  a  Special  Treatment  Event.
------------------------------------------------------------

a. Except as otherwise provided herein, if, on or prior to the fifth anniversary of the Vesting Reference Date, (i)(A) the Optionee is still in the employ of the Company or any Subsidiary of the Company and (B) the Optionee either dies or becomes Permanently Disabled or (ii) the Optionee elects Retirement (any event referred to in clause (i) or clause (ii) being referred to herein as a "Special Treatment Event"), then the Optionee or the Optionee's
                -------------------------
Estate, as the case may be, shall have the right, for six months following the date of the occurrence of such Special Treatment Event, to require the Company to pay to the Optionee or the Optionee's Estate, as the case may be, an amount equal to the Option Excess Price, determined on the basis of the Special
Treatment Termination Price as provided in Section 2.7, with respect to the termination of outstanding Options held by the Optionee. No fewer than 10 business days prior to the last day of the six month period following the occurrence of a Special Treatment Event, the Optionee or the Optionee's Estate, as the case may be, shall send written notice to the Company's Secretary of its intention to terminate such Options in exchange for the payment referred to in the preceding sentence (the "Optionee Termination Notice").
                                 -----------------------------

b. The Payment provided for in Section 2.5(a) shall take place at the principal office of the Company on the tenth business day after the giving of the Optionee Termination Notice. The Special Treatment Termination Price and any payment with respect to the Options as described above shall be paid by delivery to the Optionee or the Optionee's Estate, as the case may be, of a check or checks in the appropriate amount payable to the order of the Optionee or the Optionee's Estate, as the case may be, against appropriate documents canceling the Options so terminated appropriately endorsed or executed by the Optionee or the Optionee's Estate, or his or its duly authorized representative.

c. Notwithstanding anything in Section 2.5(a) or 2.5(b) to the contrary and subject to Section 2.8, (i) if there exists and is continuing a default or an event of default on the part of the Company or any Subsidiary of the Company under any loan, guarantee or other agreement under which the Company or any
Subsidiary of the Company has borrowed money or the termination of an Option would result in a default or an event of default on the part of the Company or any Subsidiary of the Company under any such agreement or (ii) if a termination would not be permitted under Section 170 of the General Corporation Law of the State of Delaware or would otherwise violate the General Corporation Law of the State of Delaware (each such occurrence referred to in clause (i) or (ii) above being an "Event"), then the Company shall not be obligated to make payments to
            -----
the Optionee or the Optionee's Estate, as the case may be, with respect to the termination of the Options until the first business day which is 10 calendar days  after  all  of  the  foregoing  Events  have  ceased to exist (the "Option
                                                                          ------
Termination  Eligibility  Date");  provided,  however,  that  the  number  of
       -----------------------     --------   -------
Exercisable Option Shares for purposes of calculating the Option Excess Price payable under this Section 2.5(c) shall be that number of Exercisable Option Shares, held by the Optionee or the Optionee's Estate, as the case may be, at the time of delivery of an Optionee Termination Notice in accordance with
Section  2.5(a)  hereof;  provided,  further,  that  the  Option  Termination
                          --------   -------
Calculation Date (as defined in Section 2.7) shall be determined in accordance with Section 2.6 as of the Option Termination Eligibility Date (unless the Special Treatment Termination Price would be greater if the Option Termination Calculation Date has been determined as if no Event had occurred, in which case, solely for purposes of this proviso, the Option Termination Calculation Date shall be determined as if no Event had occurred). All Options exercisable as of the date of a Optionee Termination Notice shall continue to be exercisable until the termination pursuant to such Optionee Termination Notice.

d. Notwithstanding any other provision of this Section 2.5 to the contrary and subject to Section 2.8, the Optionee or the Optionee's Estate, as the case may be, shall have the right to withdraw any Optionee Termination Notice which has been pending for 60 or more days and which has remained unsatisfied because of the provisions of Section 2.5(c).

The  Company's  Option  to  Terminate  Options  of  Optionee.
------------------------------------------------------------

e. If, on or prior to the fifth anniversary of the Vesting Reference Date, the Optionee's active employment with the Company (and/or, if applicable, its Subsidiaries) is voluntarily or involuntarily terminated for any reason whatsoever,  with  or  without  Cause,  (a "Company Termination Event") then the
                                            -------------------------
Company shall have the right (the "Company Termination Right"), in the Company's
                                   -------------------------
sole discretion, to terminate the Options and pay the Optionee an amount equal to the Option Excess Price determined on the basis of the Ordinary Termination Price (as defined in Section 2.7) or the Special Treatment Termination Price, in the event that the termination of employment results from a Special Treatment Event, as provided in Section 2.5, with respect to the termination of outstanding Options held by the Optionee. The Company shall have a period of 75 days from the date of a Company Termination Event in which to give notice in writing to the Optionee of the exercise of such election ("Company Termination
                                                             -------------------
Notice").
 -----

f. The termination and payment pursuant to Section 2.6(a) shall take place at the principal office of the Company on the tenth business day after the giving of the Company Termination Notice. Payment shall be made by delivery to the Optionee of a check or checks in the appropriate amount payable to the order of the Optionee. From and after the time of such payment, the Options shall immediately be terminated and shall no longer be outstanding or exercisable.

g. Notwithstanding any other provision of this Section 2.6 to the contrary and subject to Section 2.8, if there exists and is continuing any Event, then the Company may delay the termination of any of the Options until the Option Termination Eligibility Date; provided, however, that the number of Exercisable
                               --------  -------
Option Shares for purposes of calculating the Option Excess Price payable under this Section 2.6(c) shall be that number of Exercisable Option Shares, held by the Optionee or the Optionee's Estate, as the case may be, at the time of delivery of a Company Termination Notice in accordance with Section 2.6(a) hereof; provided, further, that the Option Termination Calculation Date shall be
        --------  -------
determined in accordance with Section 2.7 based on the Option Termination Eligibility Date (unless the applicable Termination Price would be greater if the Option Termination Calculation Date had been determined as if no Event had occurred, in which case, solely for purposes of this proviso, the Option Termination Calculation Date shall be determined as if no Event had occurred). All Options exercisable as of the date of a Company Termination Notice shall continue to be exercisable until the termination pursuant to such Company Termination Notice.


Determination  of  Termination  Price.
-------------------------------------

h. The Special Treatment Termination Price and the Ordinary Termination Price are hereinafter collectively referred to as the "Termination Price." The
                                                        -----------------
Termination Price shall be calculated on the basis of the unaudited financial statements of the Company or the Market Price Per Share (as defined in Section 2.7(f) as of the last day of the month preceding the later of (i) the month in which the event giving rise to the termination occurs and (ii) the month in which the Option Termination Eligibility Date occurs (hereinafter called the "Option Termination Calculation Date"). The event giving rise to the termination
   ---------------------------------
shall be the death, permanent disability, retirement or termination of employment, as the case may be, of the Optionee, and not the giving of any notice required pursuant to Section 2.5 or 2.6.

i.     The  "Special  Treatment  Termination  Price"  shall  be:
             --------------------------------------

i. Prior to a Public Offering (as defined in Section 2.7(e)), a per share Termination Price equal to $7.50 (the "Base Price") plus the amount, if any, by which the sum of the Modified Book Value Per Share (as defined in Section 2.7(d)) as of the Option Termination Calculation Date plus $2.17 exceeds the Base Price.

ii. After Public Offering, a per share Termination Price equal to the Base Price plus the amount, if any, by which the Market Price Per Share as of the Option Termination Calculation Date exceeds the Base Price.

j.     The  "Ordinary  Termination  Price"  shall  be:
             ----------------------------

i. Prior to a Public Offering, a per share Termination Price equal to the lesser of:

(A)     the  sum  of  the  Modified  Book  Value  Per  Share  plus  $2.17;  and

(B)     the  Base Price plus (x) the Percentage (as defined below) multiplied by
(y) the amount, if any, by which the sum of the Modified Book Value Per Share as of the Option Termination Calculation Date plus $2.17 exceeds the Base Price.

ii.     After  a  Public  Offering,  a  per share Termination Price equal to the lesser  of:
(i)                    (A)     the  Market  Price  Per  Share;  and
(ii)
(iii)                  (B)     the  Base  Price  plus  (x)  the Percentage (as
defined below) multiplied by (y) the amount, if any, by which the Market Price Per Share as of the Option Termination Calculation Date exceeds the Base Price.

iii.     The  "Percentage"  shall  be  determined  as  follows:


Option Termination Calculation Date                             Percentage
-----------------------------------                             ----------

Vesting  Reference  Date  through  and  including  the  first anniversary of the
          Vesting Reference Date                                    0%

After  the first anniversary of the Vesting Reference Date through and including
          the second anniversary of the Vesting Reference Date     20%

After the second anniversary of the Vesting Reference Date through and including
           the third anniversary of the Vesting Reference Date     40%

After  the third anniversary of the Vesting Reference Date through and including
          the fourth anniversary of the Vesting Reference Date     60%

After the fourth anniversary of the Vesting Reference Date through and including
           the fifth anniversary of the Vesting Reference Date     80%

After the fifth anniversary of the Vesting Reference Date         100%

k. For purposes hereof, "Modified Book Value Per Share" shall be the quotient of:

i. an amount equal to (A) $355 million plus (B) the aggregate net income of the Company attributable to the Common Stock from and after the Valuation Reference Date (as decreased by any net losses from and after the Valuation Reference Date) plus (C) the aggregate dollar amount contributed to the Company after the Valuation Reference Date as common equity by the shareholders of the Company, less any repurchase of common equity by the Company without purchase accounting adjustments made in accordance with generally accepted accounting principles except in the case of sale of assets minus (D) the aggregate dollar amount of any dividends paid by the Company on the Common Stock after the Valuation Reference Date, divided  by

ii. the sum of the number of shares of Common Stock then outstanding; provided that, if any outstanding stock options, other rights to acquire Common Stock, or securities convertible into shares of Common Stock have a per share exercise price less than such quotient (collectively, the "In-the-Money Options"), then, sequentially beginning with the In-the-Money Options with the lowest per share exercise price and until either (x) all In-the-Money Options have been included in such adjustment of such quotient or (y) there are no In-the-Money Options with a per share exercise price less than the quotient as adjusted that have not been included in such adjustment of such quotient, the numerator of such quotient shall be increased by the aggregate exercise price of such In-the-Money Options and the denominator of such quotient shall be increased by the number of shares of Common Stock issuable upon the exercise of such In-the-Money Options.

     The calculations set forth in clauses (i)(B), (i)(C) and (i)(D) of the immediately preceding sentence shall be determined in accordance with generally accepted accounting principles applied on a basis consistent with any prior periods as reflected in the consolidated financial statements of the Company, without giving effect to any adjustments required or permitted by Accounting Principles Board Opinion Nos. 16 and 17 with respect to assets acquired or liabilities assumed in the acquisition of the Company (except that the determination of gains or losses on sales of assets and on foreign currency translations shall be computed in accordance with Accounting Principles Board Opinion Nos. 16 and 17).

l.     For  purposes  of  this  Grant,  "Public Offering" shall mean the sale of
                                         ---------------
shares of Common Stock to the public subsequent to the date hereof pursuant to a registration statement under the Act which has been declared effective by the Securities and Exchange Commission (other than a registration statement on Form S-8 or any other similar form) which results in an active trading market in the Common Stock. A "Qualified Public Offering" shall be deemed to have occurred if
                  -------------------------
there has been a Public Offering and there exists an active trading market in 19% or more of the shares of Common Stock.

m.     For purposes of this Grant, "Market Price Per Share" shall mean the price
                                    ----------------------
per share equal to the average of the last sale price of the Common Stock on the Option Termination Calculation Date on each exchange on which the Common Stock may at the time be listed or, if there shall have been no sales on any of such exchanges on the Option Termination Calculation Date, the average of the closing bid and asked prices on each such exchange at the end of the Option Termination Calculation Date or if there is no such bid and asked price on the Option Termination Calculation Date on the next preceding date when such bid and asked price occurred or, if the Common Stock shall not be so listed, the average of the closing sales prices as reported by Nasdaq at the end of the Option Termination Calculation Date in the over-the-counter market. If the Common Stock is not so listed or reported by Nasdaq, then the Market Price Per Share shall be the Modified Book Value Per Share.

n. In determining the Termination Price, appropriate adjustments shall be made for any future issuances of rights to acquire and securities convertible into Common Stock and any stock dividends, splits, combinations, recapitalizations or any other adjustment in the number of outstanding shares of Common Stock.

Pro  Rata  Terminations.
     Notwithstanding anything to the contrary contained in Sections 2.5, 2.6 or 2.7, if at any time consummation of all payments and terminations to be made by the Company pursuant hereto and pursuant to the terms of Other Optionees' options to purchase shares of common stock of the Company would result in an Event, then the Company shall make payments to the Optionee and Other Optionees pro rata (on the basis of the proportion of the number of options each such Optionee and all Other Optionees have elected or are required to sell to the Company) for the Option Excess Price for the maximum number of options permitted without resulting in an Event (the "Maximum Termination Amount"). The provisions of Sections 2.5(c) and 2.6(c) shall apply in their entirety to payments and terminations with respect to Options which may not be made due to the limits imposed by the Maximum Termination Amount under this Section 2.8. Until all of such options are terminated and paid for by the Company, the Optionee and the Other Optionees whose options are terminated and paid for the Company, the Optionee and the Other Optionees whose options are not terminated in accordance with this Section 2.8 shall have priority, on a pro rata basis, over other terminations of options by the Company pursuant to this Grant and Other Optionees' Grants.

Rights  to  Negotiate  Termination  Price.

     Nothing in this Grant shall be deemed to restrict or prohibit the Company from terminating Options at any time, upon such terms and conditions, and for such payment, as may be mutually agreed upon between the Company and the Optionee, whether or not at the time of such termination circumstances exist which specifically grant the Company the right to terminate, or the Optionee has the right to receive, the Option Excess Price under the terms of this Grant.

Expiration  of  Certain  Provisions.
-----------------------------------

     The provisions contained in Sections 2.5 and 2.6 hereof, and the portion of any other provisions hereof which incorporated the provisions of such Sections, shall terminate and be of no further force or effect upon the consummation of a merger, reorganization, business combination or liquidation of the Company, or a sale of Common Stock owned by Borden, Inc., a New Jersey corporation (the "Parent"), but only if such merger, reorganization, business combination, liquidation or sale of Common Stock results in KKR Associates, a New York limited partnership, Parent or any affiliate of either of them, no longer having the power (i) to elect a majority of the Board of Directors of the Company or such other corporation which succeeds to the Company's rights and obligations pursuant to such merger, reorganization, business combination, liquidation or stock sale, or (ii) if the resulting entity of such merger, reorganization, business combination, liquidation or stock sale is not a corporation, to select the general partner(s), managing members or other persons or entities controlling the operations and business of the resulting entity.

                            PERIOD OF EXERCISABILITY
                            ------------------------

Commencement  of  Exercisability.
--------------------------------

o.     Options  shall  become  exercisable  as  follows:

                                               Percentage  of  Option
Date  Option                                Shares  Granted  As  to  Which
Becomes  Exercisable                           Option  Is  Exercisable
--------------------                           ------------------------

After  the  first  anniversary
of  the  Vesting  Reference  Date                    20%

After  the  second  anniversary
of  the  Vesting  Reference  Date                    40%

After  the  third  anniversary
of  the  Vesting  Reference  Date                    60%

After  the  fourth  anniversary
of  the  Vesting  Reference  Date                    80%

After  the  fifth  anniversary
of  the  Vesting  Reference  Date                    100%

p. Notwithstanding the foregoing, each Option shall become immediately exercisable as to 100% of the shares of Common Stock subject to such Option immediately prior to a Change of Control (but only to the extent such Option has not otherwise terminated or become exercisable).

q. Notwithstanding the foregoing, no Option shall become exercisable as to any additional shares of Common Stock following the termination of employment of the Optionee for any reason other than a termination of employment because of death, Permanent Disability or Retirement of the Optionee and any Option (other than as provided in the succeeding sentence) which is non-exercisable as of the Optionee's termination of employment shall immediately be canceled. In the event of a termination of employment because of death, Permanent Disability or Retirement of the Optionee, the Options shall immediately become exercisable as to all shares of Common Stock subject thereto.

Expiration  of  Options.
-----------------------

     Except as otherwise provided in Section 2.5 or 2.6 of this Agreement, the Options may not be exercised to any extent by the Optionee after the first to occur of the following events:

r.     The  tenth  anniversary  of  the  Vesting  Reference  Date;  or

s. The first anniversary of the date of the Optionee's termination of employment by reason of a Special Treatment Event; or

t. The first business day which is fifteen calendar days after the earlier of (i) 75 days after termination of employment of the Optionee for any reason other than for Cause or without Good Reason or (ii) the delivery of notice by the Company that it does not intend to exercise its Company Termination Right under Section 2.6; provided, however, that in any event the Options shall remain
                   --------  -------
exercisable under this subsection 3.2(c) until at least 45 days after termination of employment. If the Company does not exercise its Company Termination Right and the Options are then exercisable pursuant to Section 3.1, but the conditions to exercise contained in Section 4.2 have not been satisfied, then the committee in its absolute discretion may extend the expiration date of such Options for such period as the Committee shall determine in its absolute discretion; or

u. The date the Option is terminated pursuant to Sections 2.6, 2.7 or 2.8 of this Agreement; or

v. The date of an Optionee's termination of employment by the Company for Cause or by the Optionee without Good Reason; or

w. If the Committee so determines pursuant to Section 9 of the Plan, the effective date of either the merger or consolidation of the Company into another Person, or the exchange or acquisition by another Person of all or substantially all of the Company's assets or 80% or more of its then outstanding voting stock, or the recapitalization, reclassification, liquidation or dissolution of the Company. At least ten (10) days prior to the effective date of such merger, consolidation, exchange, acquisition, recapitalization, reclassification, liquidation or dissolution, the Committee shall give the Optionee notice of such event if the Option has then neither been fully exercised nor become unexercisable under this Section 3.2.

                               EXERCISE OF OPTION
                               ------------------

Person  Eligible  to  Exercise.
------------------------------

     Except as otherwise provided in Section 5.2 of this Agreement, during the lifetime of the Optionee, only he may exercise an Option or any portion thereof. After the death of the Optionee, any exercisable portion of an Option may, prior to the time when an Option becomes unexercisable under Section 3.2, be exercised by his personal representative or by any person empowered to do so under the Optionee's will or under the then applicable laws of descent and distribution.


Partial  Exercise.
-----------------

     Any exercisable portion of an Option or the entire Option, if then wholly exercisable, may be exercised in whole or in part at any time prior to the time when the Option or portion thereof becomes unexercisable under Section 3.2; provided, however, that any partial exercise shall be for whole shares of Common
    ----  -------
Stock  only.






Manner  of  Exercise.
--------------------

     An Option, or any exercisable portion thereof, may be exercised solely by delivering to the Secretary or his office all of the following prior to the time when the Option or such portion becomes unexercisable under Section 3.2:

x. Notice in writing signed by the Optionee or the other person then entitled to exercise the Option or portion thereof, stating that the Option or portion thereof is thereby exercised, such notice complying with all applicable rules established by the Committee;

y. Full payment (in cash, by check or by a combination thereof) for the shares with respect to which such Option or portion thereof is exercised;

z. A bona fide written representation and agreement, in a form satisfactory to the Committee, signed by the Optionee or other person then entitled to exercise such Option or portion thereof, stating that the shares of stock are being acquired for his own account, for investment and without any present intention of distributing or reselling said shares or any of them except as may be permitted under the Securities Act of 1933, as amended (the "Act"), and then
                                                                 ---
applicable rules and regulations thereunder, and that the Optionee or other person then entitled to exercise such Option or portion thereof will indemnify the Company against and hold it free and harmless from any loss, damage, expense or liability resulting to the Company if any sale or distribution of the shares by such person is contrary to the representation and agreement referred to above; provided, however, that the Committee may, in its absolute discretion,
        ---------  -------
take whatever additional actions it deems appropriate to ensure the observance and performance of such representation and agreement and to effect compliance with the Act and any other federal or state securities laws or regulations;

aa.     Full  payment  to the Company of all amounts which, under federal, state or  local  law,  it  is  required  to  withhold  upon  exercise  of  the Option;

bb.     An executed Management Stockholder's Agreement or appropriate proof that a Management Stockholder's Agreement has been previously executed by the Optionee; and

cc. In the event the Option or portion thereof shall be exercised pursuant to Section 4.1 by any person or persons other than the Optionee, appropriate proof of the right of such person or persons to exercise the option.

     Without limiting the generality of the foregoing, the Committee may require an opinion of counsel acceptable to it to the effect that any subsequent transfer of shares acquired on exercise of an Option does not violate the Act, and may issue stop-transfer orders covering such shares. Share certificates evidencing stock issued on exercise of this Option shall bear an appropriate legend referring to the provisions of subsection (c) above and the agreements herein. The written representation and agreement referred to in subsection (c) above shall, however, not be required if the shares to be issued pursuant to such exercise have been registered under the Act, and such registration is then effective in respect of such shares.



Conditions  to  Issuance  of  Stock  Certificates.
-------------------------------------------------

     The shares of stock deliverable upon the exercise of an Option, or any portion thereof, may be either previously authorized but unissued shares or issued shares which have then been reacquired by the Company. Such shares shall be fully paid and nonassessable. The certificate or certificates for such shares shall bear such legend or legends as the Committee shall, in its absolute discretion, determine in accordance with the Plan, including any legend required to limit or restrict transferability of the shares represented by such certificate. The Company shall not be required to issue or deliver any certificate or certificates for shares of stock purchased upon the exercise of an Option or portion thereof prior to fulfillment of all of the following conditions:

dd.     The  obtaining  of approval or other clearance from any state or federal governmental agency which the Committee shall, in its absolute discretion, determine to be necessary or advisable; and

ee.     The  lapse  of  such reasonable period of time following the exercise of the Option as the Committee may from to time establish for reasons of administrative convenience; and

ff. Except as the Company may otherwise agree in writing, the Optionee shall have made an election pursuant to Treasury Regulation 1.83-2 with respect to the Common Stock to be acquired upon such exercise of the Options, and shall have delivered to the Company copies of the forms of election the Optionee has filed with the Internal Revenue Service within 30 days after the exercise of the Options, with evidence that each such election has been filed in a timely manner.

Rights  as  Stockholder.
-----------------------

     The holder of an Option shall not be, nor have any of the rights or privileges of, a stockholder of the Company in respect of any shares purchasable upon the exercise of the Option or any portion thereof unless and until certificates representing such shares shall have been issued by the Company to such holder.

MISCELLANEOUS
-------------

Administration.
--------------

     The Committee shall have the power to interpret the Plan and this Agreement and to adopt such rules for the administration, interpretation and application of the Plan as are consistent therewith and to interpret or revoke any such rules. All actions taken and all interpretations and determinations made by the Committee shall be final and binding upon the Optionee, the Company and all other interested persons. No member of the Committee shall be personally liable for any action, determination or interpretation made in good faith with respect to the Plan or the Options. In its absolute discretion, the Board of Directors may at any time and from time to time exercise any and all rights and duties of the Committee under the Plan and this Agreement.



Options  Not  Transferable.
--------------------------

     Except as provided in this Agreement, neither the Options nor any interest or right therein or part thereof shall be liable for the debts, contracts or engagements of the Optionee or his successors in interest or shall be subject to disposition by transfer, alienation, anticipation, pledge, encumbrance, assignment or any other means whether such disposition be voluntary or involuntary or by operation of law by judgment, levy, attachment, garnishment or any other legal or equitable proceedings (including bankruptcy), and any attempted disposition thereof shall be null and void and of no effect.
Notwithstanding the foregoing, the following transfers are permitted: (x) transfers upon death by will or by the applicable laws of descent and distribution; and (y) a transfer made after the Vesting Reference Date in compliance with the federal and state securities laws to a trust, custodianship or partnership, the beneficiaries of which may include only the Optionee, his spouse and/or his lineal descendants, provided that any such transfer is made expressly subject to this Agreement and that the transferee agrees in writing to be bound by the terms and conditions hereof.

Optionee's  Employment  by  Company.
-----------------------------------

     Nothing in this Grant or in the Plan shall confer upon the Optionee any right to continue in the employ of the Company or any Subsidiary or Affiliate or shall interfere with or restrict in any way the rights of the Company and its Subsidiaries or Affiliates, which are hereby expressly reserved, to terminate the employment of the Optionee at any time for any reason whatsoever, with or without Cause.
Shares  to  Be  Reserved.
-------------------------

     The Company shall at all times during the term of the Options reserve and keep available such number of shares of stock as will be sufficient to satisfy the requirements of this Agreement.

Notices.
-------

     Any notice to be given under the terms of this Agreement to the Company shall be addressed to the Company in care of its Secretary, and any notice to be given to the Optionee shall be addressed to him at the address indicated on the signature page hereto. By a notice given pursuant to this Section 5.5, either party may hereafter designate a different address for notices to be given to him. Any notice which is required to be given to the Optionee shall, if the Optionee is then deceased, be given to the Optionee's personal representative if such representative has previously informed the Company of his status and address by written notice under this Section 5.5. Any notice shall have been deemed duly given when enclosed in a properly sealed envelope or wrapper addressed as aforesaid, deposited (with postage prepaid) in a post office or branch post office regularly maintained by the United States Postal Service.

     Termination  of  Borden  Inc.  Stock  Options
     ---------------------------------------------

By accepting this grant, Employee consents to the termination and cancellation of all stock options, stock appreciation rights, equity appreciation rights, dividend equivalent rights, performance units and other stock based grants or similar equity based compensation received by the Employee prior to the date hereof from Borden, Inc., a New Jersey corporation ("Borden"), (or any of Borden's affiliates) such that Employee will have no further rights with respect thereof.

Section  5.7     Titles.
                 ------

     Titles are provided herein for convenience only and are not to serve as a basis for interpretation or construction of this Agreement.

     Applicability  of  Plan  and  Management  Stockholder's  Agreement.
     ------------------------------------------------------------------

     The Options and the shares of Common Stock issued to the Optionee upon exercise of the Options shall be subject to all of the terms and provisions of the Plan and the Management Stockholder's Agreement, to the extent applicable to the Options and such shares. In the event of any conflict between this Agreement and the Plan, the terms of the Plan shall control. In the event of any conflict between this Agreement or the Plan and the Management Stockholder's Agreement, the terms of the Management Stockholder's Agreement shall control.

     Amendment.
     ---------

     This Agreement may be amended only by a writing executed by the parties hereto which specifically states that it is amending this Agreement.
     Governing  Law.
     --------------





     The laws of the State of Delaware shall govern the interpretation, validity and performance of the terms of this Agreement regardless of the law that might be applied under principles of conflicts of laws.

     Consent  to  Jurisdiction;  Waivers.
     -----------------------------------

     Any suit, action or proceeding against the Optionee with respect to this Agreement, or any judgment entered by any court in respect of any thereof, may be brought in any court of competent jurisdiction in the State of Delaware or New York, as the Company may elect in its sole discretion, and the Optionee hereby submits to the non-exclusive jurisdiction of such courts for the purpose of any such suit, action, proceeding or judgment. The Optionee hereby irrevocably waives any objections which he may now or hereafter have to the laying of the venue of any suit, action or proceeding arising out of or relating to this Agreement brought in any court of competent jurisdiction in the State of Delaware or New York, and hereby further irrevocably waives any claim that any such suit, action or proceeding brought in any such court has been brought in any inconvenient forum. No suit, action or proceeding against the Company with respect to this Agreement may be brought in any court, domestic or foreign, or before any similar domestic or foreign authority other than in a court of competent jurisdiction in the State of Delaware or New York, and the Optionee hereby irrevocably waives any right which he may otherwise have had to bring such an action in any other court, domestic or foreign, or before any similar domestic or foreign authority. The Company hereby submits to the jurisdiction of such courts for the purpose of any such suit, action or proceeding.

IN WITNESS WHEREOF, this Agreement has been executed and delivered by the parties hereto.


                                    BORDEN  CHEMICAL  HOLDINGS,  INC.



                                    By --------------------------------
                                        Title:






NAME  OF  OPTIONEE
(NO  SIGNATURE  REQUIRED):
--------------------------  --------------------------------------

ADDRESS  OF  OPTIONEE:

--------------------------  --------------------------------------

OPTIONEE'S  TAXPAYER  IDENTIFICATION  (SOCIAL  SECURITY)  NUMBER:
--------------------------  --------------------------------------

AGREEMENT  DATE:
--------------------------  --------------------------------------

AGGREGATE NUMBER OF SHARES OF COMMON STOCK FOR WHICH THE OPTION GRANTED HEREUNDER IS EXERCISABLE:
--------------------------  --------------------------------------

VESTING  REFERENCE  DATE:
--------------------------  --------------------------------------

EXERCISE  PRICE:
--------------------------  --------------------------------------

                                       38
                                TABLE OF CONTENTS
                                -----------------




ARTICLE  I   DEFINITIONS     20
                             Section  1.1  "Affiliate"
                             Section  1.2  "Cause"
                             Section  1.3  "Change  of  Control"
                             Section  1.4  "Code"
                             Section  1.5  "Committee"
                             Section  1.6  "Exercisable  Option  Shares
                             Section  1.7  "Good  Reason"
                             Section  1.8  "Group"
                             Section  1.9  "Management  Stockholder's
                                           Agreement"
                             Section  1.10  "Option  Excess  Price"
                             Section  1.11  "Optionee's  Estate
                             Section  1.12  "Options"
                             Section  1.13  "Other  Optionees"
                             Section  1.14  Permanent  Disability.
                             Section  1.15  "Person
                             Section  1.16  "Plan
                             Section  1.17  Pronouns
                             Section  1.18  "Retirement
                             Section  1.19  "Secretary"
                             Section  1.20  "Subsidiary"
                             Section  1.21  "Valuation  Reference Date"
                                            shall mean December 31, 1995
                             Section  1.22  "Vesting  Reference  Date"
                                            shall  mean the date set forth
                                            on the signature  page  hereof
                                            as the Vesting Reference Date
ARTICLE  II  GRANT  OF  OPTIONS     22
                             Section  2.1  Grant  of  Options
                             Section  2.2  Exercise  Price
                             Section  2.3  Consideration  to  the  Company
                             Section  2.4  Adjustments  in  Options.
                             Section  2.5  Termination  of  Options  Upon
                                           Special Treatment Event
                             Section  2.6  The Company's Option to Terminate
                                           Options of Optionee
                             Section  2.7  Determination of Termination Price

                             Section  2.8  Pro  Rata  Terminations
                             Section  2.9  Rights  to  Negotiate  Termination
                                           Price
                             Section  2.10 Expiration  of  Certain
                                           Provisions
ARTICLE  III  PERIOD  OF  EXERCISABILITY
                             Section  3.1  Commencement  of  Exercisability
                             Section  3.2  Expiration  of  Options
ARTICLE  IV  EXERCISE  OF  OPTION     28
                             Section  4.1  Person  Eligible  to  Exercise
                             Section  4.2  Partial  Exercise
                             Section  4.3  Manner  of  Exercise
                             Section  4.4  Conditions  to  Issuance  of
                                           Stock  Certificates
                             Section  4.5  Rights  as  Stockholder
ARTICLE  V  MISCELLANEOUS     29
                             Section  5.1  Administration
                             Section  5.2  Options  Not  Transferable
                             Section  5.3  Optionee's  Employment  by
                                           Company
                             Section  5.4  Shares  to  Be  Reserved
                             Section  5.5  Notices
                             Section 1.1   Termination of Borden Inc. Stock
                                           Options
                               By accepting this grant, Employee consents to the termination and cancellation of all stock options, stock appreciation rights, equity appreciation rights, dividend equivalent rights, performance units and other stock based grants or similar equity based compensation received by the Employee prior to the date hereof from Borden, Inc., a New Jersey corporation ("Borden"), (or any of Borden's affiliates) such that Employee will have no further rights with respect thereof.Section 5.7 Titles
                             Section  1.2  Applicability  of  Plan and
                                           Management Stockholder's
                                           Agreement
                             Section  1.3  Amendment
                             Section  1.4  Governing  Law
                             Section  1.5  Consent  to Jurisdiction; Waivers

                                                                   EXHIBIT  21
     BORDEN  CHEMICAL,  INC.,  CONSOLIDATED

     SUBSIDIARIES  OF  REGISTRANT  AS  OF  DECEMBER  31,  2001
     ---------------------------------------------------------

                                 The  percentage  of          State  or  other
                                 voting  securities           jurisdiction  of
                                 owned,  or  other            incorporation
Subsidiaries  of  Registrant:    basis  of  control           or organization
----------------                 -------------------          -----------------

BCP  Management,  Inc.                     100                    Delaware
    BCP  Finance  Corporation              100                    Delaware
BDS  Two,  Inc.                            100                    Delaware
Borden  Chemical  Canada,  Inc.            100                    Canada
Borden  Chemical  Foundry,  Inc.           100                    Delaware
    HA-International,  LLC                  75                    Pennsylvania
Borden  Chemical  Investments,  Inc.       100                    Delaware
Borden  Chemical  International,  Inc.     100                    Delaware
     Borden Chemical Australia (Pty.) Ltd. 100                    Australia
          Borden/AEP  Australia
            Superannuation  (Pty)  Limited 100                    Australia
Melamine  Chemicals,  Inc.                 100                    Delaware
     Borden  Chemical  Foreign Sales Corp.
        V. I., Inc.                        100                    US V.I.
Borden  Chemical  Philippines,  Inc.        98                    Philippines
Borden  Chemical  Holdings  (Panama), S.A. 100                    Panama
     Alba  Adesivos  Industria  E  Comercio
             Ltda.                         100                    Brazil
     Borden  Quimica  Industria e Comercio
             Ltda.                          99                    Brazil
     Borden  Chemical  (M.)  Sdn.  Bhd.    100                    Malaysia
     Borden  Chemical  Resinas,  Panama,
             S.R.L.                        100                    Panama
      Quimica  Borden  Argentina  S.A.     100                    Argentina
Borden  Chimie,  S.A.                       98                    France
Borden  International  Holdings,  Ltd.     100                    UK
     Borden  Chemical  GB,  Ltd.           100                    UK
     Borden  Chemical  U.K.  Limited       100                    UK
        Borden  Bray,  Ltd.                100                    Ireland
Borden  Chemical  Philippines,  Inc.        98                    Philippines
Compania  Quimica  Borden,  S.A.           100                    Panama
Quimica  Borden  Espana,  S.A.             100                    Spain
     Borden  Division  de  Consumo,  S.A.  100                    Spain
Gun  Ei  Borden  International  Resin  Co.
                         Ltd.                5                    Japan

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

                                                                 Exhibit 23(i)






                          INDEPENDENT AUDITORS' CONSENT



We consent to the incorporation by reference in Registration Statement No. 33-57577 of Borden Chemical, Inc. (formerly Borden, Inc.) on Form S-3 of our reports for Borden Chemical, Inc. dated February 22, 2002, except for the fourth paragraph of Note 4 and the fourth paragraph of Note 20, both as to which the date is March 22, 2002, and Borden Foods Holdings Corporation dated February 22, 2002, each appearing in this Annual Report on Form 10-K of Borden Chemical, Inc. for the year ended December 31, 2001.



DELOITTE  &  TOUCHE  LLP
Columbus,  Ohio


March  28,  2002






































































BORDEN  FOODS  HOLDINGS  CORPORATION

CONSOLIDATED  FINANCIAL  STATEMENTS
AS  OF  DECEMBER  31,  2001  AND  2000
AND  FOR  EACH  OF  THE  THREE  YEARS
IN  THE  PERIOD  ENDED  DECEMBER  31,  2001

















































































                          INDEPENDENT AUDITORS' REPORT



To  the  Board  of  Directors
     And  Shareholder  of  Borden  Foods  Holdings  Corporation


We have audited the accompanying consolidated balance sheets of Borden Foods Holdings Corporation and subsidiaries (a wholly owned subsidiary of Borden Foods Holdings, LLC) as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholder's equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Borden Foods Holdings Corporation and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE  &  TOUCHE  LLP


Columbus,  Ohio
February  22,  2002








































--------------------------------------------------------------------------------------------------------------------
CONSOLIDATED  STATEMENTS  OF  OPERATIONS


BORDEN FOODS HOLDINGS CORPORATION
(In thousands, except per share and share amounts)                                     Year ended December 31,
                                                                        2001               2000            1999
--------------------------------------------------------------------------------------------------------------------


DISCONTINUED OPERATIONS (SEE NOTE 3):
Gain (loss) on sale of business, net of tax                        $   112,409       $    (5,058)   $    39,107
(Loss) income from operations, net of tax                              (12,904)          (25,730)         3,067
Cumulative effect of accounting change, net of tax                         -                 -           (2,806)
                                                                       --------           --------       -------

Net income (loss)                                                       99,505           (30,788)        39,368

Affiliate's share of income (see Note 5)                              (135,554)              (66)        (5,098)
                                                                      ---------           -------        -------

Net (loss) income applicable to common shares                      $   (36,049)      $   (30,854)    $   34,270
                                                                      =========          =========      ========

Per Share Data
-----------------
Basic and diluted (loss) earnings per common share
   before cumulative effect of accounting change                   $  (360,490)      $  (308,540)    $  370,760
Cumulative effect of accounting change per common share                   -                  -          (28,060)
                                                                     ---------        ----------       ---------
Basic and diluted (loss) earnings per common share                 $  (360,490)      $  (308,540)    $  342,700
                                                                     ==========       ==========       =========

Average number of common shares outstanding
  during the year                                                       100                100              100
--------------------------------------------------------------------------------------------------------------------
See accompanying Notes to the Consolidated Financial Statements.















































--------------------------------------------------------------------------------------------------------------
CONSOLIDATED  BALANCE  SHEETS


BORDEN FOODS HOLDINGS CORPORATION
(In thousands)
                                                                                       December 31,
ASSETS                                                                  2001                         2000
--------------------------------------------------------------------------------------------------------------
  ASSETS
    Cash and equivalents                                        $       434,444              $       222,374
    Accounts receivable (less allowance for doubtful
      accounts of $0 and $787, respectively)                               -                          51,126
    Loans receivable from affiliates                                    176,685
    Net assets held for sale                                              9,749                          -
    Inventories:
      Finished and in-process goods                                         -                         46,531
      Raw materials and supplies                                            -                         28,608
    Deferred income taxes                                                 1,442                        9,584
    Other assets                                                         14,478                       15,704
                                                                       ---------                     -------
                                                                        636,798                      373,927

  PROPERTY AND EQUIPMENT
    Land                                                                    -                          9,586
    Buildings                                                               -                         43,362
    Machinery and equipment                                                 -                        224,937
                                                                        ---------                   ---------
                                                                            -                        277,885
    Less accumulated depreciation                                           -                        (88,062)
                                                                        ---------                     -------
                                                                            -                        189,823

  INTANGIBLES
    Goodwill                                                                -                         10,692
    Trademarks and other intangibles                                        -                        105,464
                                                                        ---------                   ---------
                                                                            -                        116,156
                                                                        ----------                  ---------

  TOTAL ASSETS                                                 $        636,798            $         679,906
                                                                       =========                     ========
See accompanying Notes to the Consolidated Financial Statements.







































-----------------------------------------------------------------------------------------------------
CONSOLIDATED  BALANCE  SHEETS


BORDEN FOODS HOLDINGS CORPORATION
(In thousands, except per share and share amounts)
                                                                                  December 31,
LIABILITIES AND SHAREHOLDER'S EQUITY                                        2001             2000
----------------------------------------------------------------------------------------------------
  LIABILITIES
    Accounts and drafts payable                                      $      251            $ 39,823
    Accrued customer allowances                                              -               12,093
    Income tax payable                                                    1,142              30,209
    Deferred income taxes                                                    -                6,203
    Loans due to affiliates                                                  -                3,029
    Other liabilities                                                    12,463              68,137
                                                                        --------           ---------
                                                                         13,856             159,494

  COMMITMENTS AND CONTINGENCIES (SEE NOTE 13)

  SHAREHOLDER'S EQUITY
    Common stock - $0.01 par value; 100 shares
      authorized, issued, and outstanding                                   -                   -
    Paid in capital                                                      423,104            423,104
    Shareholder's investment in affiliates                               201,417             66,338
    (Accumulated deficit) retained earnings                               (1,579)            34,470
    Accumulated translation adjustments                                     -                (3,500)
                                                                        ---------            -------
                                                                         622,942            520,412
                                                                        ---------            -------

  TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                         $   636,798          $ 679,906
                                                                         =========         =========
-----------------------------------------------------------------------------------------------------
See accompanying Notes to the Consolidated Financial Statements.
















































--------------------------------------------------------------------------------------------------------------------
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS


BORDEN FOODS HOLDINGS CORPORATION
(In thousands)                                                                 Year ended December 31,
                                                                  2001              2000                 1999
--------------------------------------------------------------------------------------------------------------------

  CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES
    Net income (loss)                                       $    99,505       $   (30,788)         $   39,368
    Adjustments to reconcile net income (loss) to
     net cash from (used in) operating activities:
      Depreciation                                               14,056            27,599              17,614
      Amortization                                                1,503             3,606               3,754
      Deferred tax (benefit) expense                              1,940            (5,295)             19,387
      Gain on divestiture of businesses                         (87,604)           (4,848)            (46,938)
      Business realignment expense                                  -               5,737                 -
    Net change in assets and liabilities:
      Trade receivables                                          40,626             4,075              (7,862)
      Inventories                                                 6,282             3,016             (14,111)
      Trade payables                                            (17,072)           (7,035)             (8,989)
      Accrued customer allowances                                 2,707            (5,688)             (1,819)
      Current tax payable                                       (30,094)           (3,640)              6,183
      Other assets and liabilities                              (68,275)           15,312              (6,048)
                                                            -------------         ----------        ---------
                                                                (36,426)            2,051                 539
  CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
    Capital expenditures                                         (6,235)          (46,781)            (58,190)
    Proceeds from the sale of fixed assets.                       3,200               161               4,466
    Proceeds from the sale of businesses                        434,618                -               23,571
                                                               ----------         ---------           --------
                                                                431,583           (46,620)            (30,153)
                                                               ----------         ---------           --------

  CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES
    Net short-term debt payments                                   (369)             (346)             (6,178)
    Proceeds (repayment) of loans due to affiliates              (3,029)              516               2,513
    Loans receivable from affiliates                           (176,685)               -                    -
    Repayment of long-term debt                                  (2,529)              (16)                  -
    Repayment of capital lease obligations                           -                (36)                  -
    Distribution to affiliate                                      (475)                -                   -
                                                               ----------         --------             -------
                                                               (183,087)              118              (3,665)
  INCREASE (DECREASE) IN CASH AND EQUIVALENTS                   212,070           (44,451)            (33,279)

  CASH AND EQUIVALENTS AT BEGINNING
    OF YEAR                                                     222,374           266,825             300,104
                                                              -----------         ---------          ---------

  CASH AND EQUIVALENTS AT END
    OF YEAR                                                  $  434,444      $    222,374          $  266,825
                                                             ===========          ========           =========
--------------------------------------------------------------------------------------------------------------------

See accompanying Notes to the Consolidated Financial Statements.



























--------------------------------------------------------------------------------------------------------------------
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (CONTINUED)


BORDEN FOODS HOLDINGS CORPORATION
(In thousands)                                                             For the year ended December 31,
                                                          2001                  2000                1999
--------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid:
    Interest.                                          $    73          $       172           $      493
    Income taxes, net of refunds                         6,546               (1,268)             (25,264)
--------------------------------------------------------------------------------------------------------------------
See accompanying Notes to the Consolidated Financial Statements.


































































-----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED  STATEMENTS  OF  SHAREHOLDER'S  EQUITY


BORDEN FOODS HOLDINGS CORPORATION
(In thousands)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                  Shareholder's       Retained         Accumulated
                                                     Paid in       Investment         Earnings        Translation
                                                     Capital       in Affiliates      (Deficit)        Adjustments        Total
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                  $      390,988   $     60,824     $   31,054       $    (8,106)      $   474,760
-----------------------------------------------------------------------------------------------------------------------------------

Net income                                                                          39,368                              39,368
Foreign currency translation adjustments                                                               4,696             4,696
Reclassification adjustment                                                                              282               282
COMPREHENSIVE INCOME                                                                                               $    44,346
                                                                                                                        =========
Affiliate's share of income                                           5,098         (5,098)                                 -
Increase in tax basis related to adjustment
  of purchase price allocation and other              14,829            350                                             15,179
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                  $      405,817   $     66,272     $   65,324       $    (3,128)      $   534,285
-----------------------------------------------------------------------------------------------------------------------------------

Net loss                                                                           (30,788)                            (30,788)
Foreign currency translation adjustments                                                                (372)             (372)
                                                                                                                      ---------
COMPREHENSIVE INCOME                                                                                               $   (31,160)
                                                                                                                      =========
Affiliate's share of income                                              66           (66)                                -
Increase in tax basis related to adjustment
  of purchase price allocation                     17,287                                                               17,287
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                  $      423,104   $       66,338   $     34,470      $     (3,500)    $   520,412

-----------------------------------------------------------------------------------------------------------------------------------

Net income                                                                            99,505                            99,505
Foreign currency translation adjustments                                                                 3,500           3,500
                                                                                                                      --------
COMPREHENSIVE INCOME                                                                                               $   103,005
                                                                                                                      =========
Affiliate's share of income                                         135,554        (135,554)                                -
Distribution to affiliate                                              (475)                                              (475)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001                  $      423,104   $      201,417   $    (1,579)      $        -       $   622,942
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to the Consolidated Financial Statements.































BORDEN  FOODS  HOLDINGS  CORPORATION
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Dollars  in  thousands)


1.  BACKGROUND  AND  BASIS  OF  PRESENTATION

In 1994, Borden, Inc. ("Borden") entered into an agreement providing for the acquisition ("Acquisition") of all of Borden's outstanding common stock by affiliates of Kohlberg Kravis Roberts & Co. ("KKR"). The Acquisition was completed on March 14, 1995. On November 24, 2001, Borden merged with its wholly owned subsidiary, Borden Chemical, Inc. ("the Merger"). In conjunction with the Merger, Borden, Inc., the surviving corporation, changed its name to Borden Chemical, Inc ("BCI"). BCI, a public registrant as a result of public debt that was outstanding prior to the Acquisition, elected not to apply push down accounting in its consolidated financial statements and, as such, BCI's consolidated financial statements are reported on BCI's historical cost basis. The accompanying consolidated financial statements have been prepared on a purchase accounting basis from the date of KKR's acquisition of BCI, and include the accounts of all majority-owned subsidiaries including Borden Foods Corporation ("BFC") and BFC Investments, LP (the "Investment LP"). All significant intercompany transactions have been eliminated.

In 1996, BCI, in a taxable transaction, sold certain food businesses and certain trademarks to Borden Foods Holdings Corporation ("Foods Holdings" or the "Company"). The purchase price was based on a third party valuation. There was no change in the book basis of assets and liabilities because the sale was between related parties and BCI's principal stockholders continued to control the Company. Within the terms of the sale, Foods Holdings fully and unconditionally guaranteed obligations under BCI's Credit Agreement and all of BCI's publicly held debt on a pari passu basis (see Note 8). As a result of this financial guarantee and in accordance with Regulation S-X rule 3-10, BCI is required to include in its filings with the Securities and Exchange Commission separate financial statements for Foods Holdings as if it were a registrant.

Foods Holdings, a wholly owned subsidiary of Borden Foods Holdings, LLC ("LLC"), owns approximately 98% of BFC. The remaining interest in BFC is owned directly by the LLC. In connection with the formation of Foods Holdings, the LLC transferred notes to Foods Holdings in exchange for 100 shares of common stock. Foods Holdings used the notes to acquire a 98% interest in BFC. LLC directly contributed cash to BFC in exchange for the remaining 2% interest in BFC.

In a series of transactions in 1996 and 1997, BFC purchased a majority interest in Investment LP and LLC acquired the remaining minority interest in Investment LP. At such time, Investment LP transferred certain consideration to BCI in exchange for Foods' trademarks. The portion of BFC and Investment LP directly owned by LLC is recorded in Shareholder's Investment in Affiliates.

After review of the strategic alternatives for the Company, a decision was reached in the second quarter of 2001 to exit the Food business. Accordingly, the Company is reflected as a discontinued operation for all periods. During the third quarter of 2001, the Company completed the sales of essentially all of its business operations (see note 3). Prior to that time, the Company was a leading producer and marketer of a variety of food products worldwide, including pasta, pasta sauce, bouillon, dry soups and shelf stable meals.






























2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

USE OF ESTIMATES - The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in the accompanying financial statements are the accruals for consumer promotions, reserves for expenses on businesses sold, allocation of tax basis between Investment LP and the Company, litigation, general insurance liabilities, employee benefit plan liabilities and accrued customer allowances. Actual results could differ from those estimates.

CASH AND EQUIVALENTS - Cash and equivalents consist of highly liquid investments purchased with an original maturity of three months or less. Included in cash equivalents are overnight investments with BCI (see Note 6).

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

INTANGIBLES - The excess of purchase price over the value of net tangible assets of businesses acquired is carried as intangibles in the consolidated balance sheets. Goodwill is amortized on a straight-line basis over not more than 40 years, while trademarks and patents are amortized on a straight-line basis over the shorter of their legal or useful lives. As a result of the sale of the Foods business, there was no accumulated amortization of intangibles at December 31, 2001. Accumulated amortization of intangibles was $21,230 at December 31, 2000.

INCOME TAXES - Income taxes are accounted for using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". Deferred income taxes are recorded to recognize the future effects of temporary differences that arise between financial statement assets and liabilities and their basis for income tax reporting purposes. Taxes related to foreign operations have been provided for in accordance with SFAS No. 109.

COMPREHENSIVE INCOME - The 2001 adjustments represent the accumulated translation adjustment recognized in the 2001 net income on the sale of pasta and sauce businesses located in Canada and the pasta business located in Italy in 2001 and the sale of Denmark Foods in 1999.

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Company places its temporary cash investments with BCI and its affiliates as short-term interest bearing loans.

PER SHARE INFORMATION - Basic and diluted earnings or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the year.

RECLASSIFICATION - Certain prior year amounts have been reclassified to conform to the 2001 presentation.



























3.  DISCONTINUED  OPERATIONS

During the second quarter of 2001, the Company entered into definitive agreements to sell its pasta sauce, bouillon and dry soups businesses to H.J. Heinz Company ("Heinz") and to sell seven pasta brands to American Italian Pasta Company ("AIPC"). The Company also implemented a plan to sell its remaining pasta brands and shelf stable meals businesses. The measurement date applicable to each of these sales is May 31, 2001. Estimated operating results from the measurement date forward are included in the table below.

The Company completed the sales to Heinz and AIPC on July 16, 2001. On July 30, 2001, the Company sold its remaining pasta business to New World Pasta Company. The Company completed the sale of its shelf stable meals business to Kraft Foods Holdings, Inc. on August 27, 2001.

                            PROCEEDS                         PRE-TAX  GAIN(LOSS)
                            --------                        --------------------
Sale  of  business                   434,618                      136,364
Write  down  of remaining assets & liabilities                    (15,181)
Transaction  reserves                                             (41,017)
Income  after  measurement  date                                    7,438
                                                                  --------
               Total                 434,618                       87,604
                                     =======                      --------


     Income  tax  benefit                                          24,805
                                                                   ------
     After  tax  gain                                             112,409
                                                                  =======

All remaining facilities, equipment, and furniture of the Company were marked down to fair market value and are included in net assets held for sale. The Company recorded transaction reserves for severance, certain employee benefits, selling and legal fees, transition services and contract terminations related to discontinued operations at the time of such sales. As of December 31, 2001, reserves of $7,550 remained in other liabilities. Additionally, $4,205 of incentive compensation remained in other liabilities at December 31, 2001.

These businesses generated a pre-tax loss from operations of $20,604 from net sales of $226,565 during the five months ended May 31, 2001, a pre-tax loss from operations of $30,107 on net sales of $570,659 during the year ended December 31, 2000 and pre-tax income from operations of $6,286 on net sales of $547,934 during the year ended December 31, 1999. The Company recognized an income tax benefit from operations of $7,700 and $4,377 for the years ended December 31, 2001 and 2000, respectively, and an income tax expense from operations of $3,219 for the year ended December 31, 1999.

During the period from December 1997 through April 1999, the Company sold certain businesses that were not considered to be aligned with its grain-based meal solution strategy. The proceeds, gains and taxes related to these divestitures in 2000 and 1999 were as follows:

---------------------------------------------------------------------------
      DIVESTED BUSINESS               PROCEEDS          PRE-TAX GAIN (LOSS)
      -----------------               --------          -------------------
                                      1999                 2000        1999
                                      ----                 ----        ----

Signature  Flavor                                    $    4,278
KLIM                            $    9,767                  570   $   34,549
China                                7,112                            10,838
Denmark  Foods                       6,692                             1,551
     Total                      $   23,571            $   4,848   $   46,938
                                  ---------           ----------------------

                                   Tax  Expense          (9,906)      (7,831)
                        After  Tax  Gain (Loss)       $  (5,058)  $   39,107
                                                         ===================
----------------------------------------------------------------------------













The Company established reserves for work force reductions, closure of facilities, selling and legal fees, contract terminations, transition services and other costs related to the divestiture of these unaligned businesses. The Company utilized reserves of $1,628, $4,213 and $13,775 during the years ended December 31, 2001, 2000 and 1999, respectively, for severance and the resolution of business and contractual obligations. The Company reduced other liabilities by $4,848 during 2000 for lower than expected exit costs. As of December 31, 2001, reserves related to the divestiture of unaligned businesses of $269 remained in other liabilities. Reserves for divestiture of unaligned businesses and recorded in other liabilities were $10,958 and $1,897 as of December 31, 2000 and December 31, 1999.


4.  BUSINESS  REALIGNMENT

In 2000, the Company recorded charges of $5,737 to implement a workforce reduction plan. The workforce reduction plan was put into place to take advantage of the efficiencies generated from the implementation of enterprise-wide information technology systems in 1999 and work process redesign. The plan was expected to reduce ongoing general and administrative expenses and plant overhead costs. Reserves primarily for severance of $34 and $3,737 remained in other liabilities as of December 31, 2001 and 2000, respectively.


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

LLC was allocated an affiliate's share of income (see accompanying Consolidated Statements of Operations) of $135,554, $66 and $5,098 in 2001, 2000 and 1999,
respectively.


6.  RELATED  PARTIES

BCI provides certain administrative services, such as rental of office space, telephone support and postage to the Company at negotiated fees. The amount owed by the Company for reimbursement of such services was $242 and $211
December  31,  2001  and  2000,  respectively.

During the first quarter of 2000, a subsidiary of BCI provided certain administrative services, including processing of payroll, active and retiree group insurance claims, securing insurance coverage for catastrophic claims and limited information systems support. The subsidiary was sold to a third party in 2000. The third party continues to provide these services. Subsequent to the sale of the subsidiary, fees for these services were no longer considered affiliate charges.

Eligible U.S. employees were provided employee pension benefits under the BCI domestic pension plan and could participate in the BCI retirement savings plan. The Company provided BCI with contributions for these benefits, certain of which were determined by BCI's actuary. The Company's portion of these benefit liabilities was considered to be an amount due to affiliate since BCI retained the legal obligation for these benefits. The amounts determined by the actuary and charged to the Company for the BCI pension plan were $952, $2,177 and $1,243 for the years ended December 31, 2001, 2000 and 1999. In addition, the Company paid BCI $11,132 for its portion of the pension liability in 2001. There was no amount payable by the Company for its portion of the net pension liability as of December 31, 2001. As of December 31, 2000, this amount payable was $10,862.

In 2000, BCI charged the Company $4,039 for retiree postretirement benefits associated with certain sold or closed plants. As of December 31, 2000, the Company had $10,797 of non-pension postretirement benefits charges due to BCI recorded in other liabilities.

In the fourth quarter of 2001, subsequent to the sale of the Company's business operations (see Note 3), the Company paid BCI $12,302 to assume the liability for payment of claims made under essentially all of the Company's employee benefit plans. Benefits covered by this agreement include the employee pension benefits and retirement savings plan benefits mentioned above as well as retiree medical and life insurance benefits and any remaining claims made under the Company's medical and dental benefit plans. As of December 31, 2001, the Company was owed $125 primarily from BCI for reimbursement of payments relating to group insurance and worker's compensation made by the Company on BCI's behalf.


The following summarizes the affiliate charges and reimbursements in 2001, 2000 and  1999:
------------------------------------------------------------------------------------------

                                            -------------------------------
                                                  Year ended December 31,

                                            2001          2000         1999
                                            -------------------------------
     Employee benefits                    $13,637      $ 8,086     $ 2,803
     Group and general insurance             -             626       4,732
     Administrative services                4,025        3,983      12,151
                                           -------     -------     -------
                                          $17,662      $12,695     $19,686
                                          =======      =======     =======
------------------------------------------------------------------------------------------

Prior to the sale of the Company's business operations in the third quarter of 2001, the Company performed certain administrative services on behalf of other BCI affiliates. These services included customer service, purchasing and quality assurance. The Company charged these affiliates $281, $732, and $765 for such services in 2001, 2000 and 1999, respectively. There were no amounts outstanding for these services at December 31, 2001. At December 31, 2000, the receivable for these services was $146.

The Company invests cash with BCI. The Company's investment balance was $78,550 and $206,963 at December 31, 2001 and 2000, respectively. The funds are invested overnight earning a rate set by BCI that generally approximates money market rates. The Company also had $176,685 short-term loans outstanding that were issued to other affiliates of the Company's parent at December 31, 2001. No cash was invested with these affiliates at December 31, 2000. The Company earned interest income of $12,351 ($4,753 prior to the measurement date of May 31, 2001), $15,001 and $14,753 on these funds during 2001, 2000 and 1999, respectively. Amounts receivable for interest were $5 and $789 at December 31, 2001 and 2000, respectively.

BCI continues to provide executive, financial and strategic management to the Company for which it charges an annual fee of $1,000.

7.  DEBT

Debt  outstanding  at  December  31,  2001  and 2000 consisted of the following:

-------------------------------------------------------------------------------------------------------------


                                                           2001                                   2000
                                                           ----                                   ----

                                                                       Due                              Due
                                                    Long-             within               Long-       within
                                                    term             one year              term       one year
Loans due to affiliates (see Note 8)              $  -              $   -              $     -      $   3,029
Foreign bank loans at 3%                             -                  -                   195            35
Industrial Revenue Bonds (non-interest bearing)      -                  -                 2,334           334
Total debt                                        $  -              $   -              $  2,529      $  3,398
                                                   ---------        ----------           -------      -------
-------------------------------------------------------------------------------------------------------------

Interest expense totaled $224, $323 and $190 for 2001, 2000 and 1999, respectively.

8.  AFFILIATED  CREDIT  FACILITIES

In 1999, the Company borrowed funds from LLC for use in operations. These loans were repaid with interest to LLC in December 2001. At December 31, 2000, loans payable to LLC were $3,029 carrying a variable interest rate of approximately 7.25%. Interest payable to LLC was $328 as of December 31, 2000. Interest expense on these loans was $151, $216 and $42 for 2001, 2000 and 1999, respectively.

The Company has fully and unconditionally guaranteed obligations under BCI's Credit Agreement and all of BCI's publicly held debt on a pari passu basis. BCI's Credit Agreement provides a line of credit under a five-year revolver maturing July 13, 2002. In the third quarter of 2001, the credit agreement, which had provided credit of up to $803,400, was reduced by $553,400. Of the reduction, $95,800 was in accordance with the credit agreement due to the sale of all of Food's operations. The remaining reduction was at BCI's election. At December 31, 2001 and 2000, there were no borrowings outstanding under the Credit Agreement and $89.0 and $95.0 in letters of credit, as of December 31, 2001 and 2000, respectively. BCI's outstanding public borrowings amounted to approximately $532,497 and $530,530 at December 31, 2001 and 2000, respectively. In connection with the guarantee, the Company charges BCI an annual fee of $1,050. As an affiliated guarantor, the Company's liability shall not exceed the greater of its outstanding affiliated borrowings or 95% of its adjusted net assets while BCI or any other obligated parties have obligations outstanding.

The Credit Agreement, as amended, contains covenants that significantly limit or prohibit, among other things, BCI and its affiliated guarantors and its subsidiaries' ability to incur indebtedness, make prepayments of certain indebtedness, pay dividends, engage in transactions with affiliates, create liens, make changes in its business or control of the Company, sell assets, engage in mergers and consolidations, and use proceeds from asset sales and certain debt and equity issuances. In addition, the Credit Agreement requires that BCI and its affiliate guarantors limit its capital expenditures to certain specified amounts and maintain other financial ratios, including a minimum ratio of adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) to interest expense and a maximum ratio of total debt to EBITDA.
























9.  LEASES

Prior to the sale of its business operations, the Company entered into operating and capital lease agreements for certain buildings, forklifts, vehicles and manufacturing equipment and sublet office space from BCI, in the normal course of business. All of the lease agreements under which the Company was obligated were either assumed by the buyers of the Company's business operations (see Note
3) or terminated during 2001 and the Company is not obligated for any future lease payments.

Total rental expense for operating leases was $2,094, $2,869 and $4,214 for 2001, 2000 and 1999, respectively, which includes $1,340, $1,573 and $1,987 for affiliated leases.

10.  INCOME  TAXES

In 1996, BCI, in a taxable transaction, sold certain food businesses and certain trademarks to the Company. There was no change in the book basis of the assets and liabilities because the sale was between related parties and BCI's principal stockholders continue to control the Company. Since inception, certain adjustments have been made to the initial capitalization and tax basis. In 1998, the initial capitalization and tax basis was reallocated from BFC to Investment LP, both consolidated subsidiaries, resulting in additional domestic tax basis. The Company recognized additional basis in 1999 upon the legal conveyance of Canadian Foods assets from a subsidiary of BCI. In 2000, BCI's 1996/1997 IRS audit settlement resulted in additional tax basis for the Company. These actions increased deferred tax assets and Shareholder's Equity by $7,802 through December 31, 2000 in accordance with Emerging Issues Task Force 94-10, "Accounting by a Company for the Income Tax Effects of Transactions among or with Its Shareholders under FASB Statement No. 109".

Income tax provision (benefit) for the years ended December 31, 2001, 2000 and 1999, consisted of the following:



---------------------------------------------------
Current:                2001       2000      1999
                      ---------  --------  --------
     Federal          $(37,884)  $ 9,735   $(7,567)
     State and local     3,798    (1,250)     (193)
     Foreign              (359)    2,339      (577)
                      ---------  --------  --------
                       (34,445)   10,824    (8,337)
Deferred:
     Federal             4,495    (5,077)   13,445
     State and local       325      (315)    3,468
     Foreign            (2,880)       97     2,474
                      ---------  --------  --------
                         1,940    (5,295)   19,387
                      ---------  --------  --------
                      $(32,505)  $ 5,529   $11,050
                      =======    =======   =======
---------------------------------------------------

The  components  of  the  income  tax  provision  (benefit)  were  as  follows:


----------------------------------------------------------
                              2001       2000      1999
                            ---------  --------  --------
     Operations            $ (7,700)  $(4,377)  $  3,219
     Sale of Businesses     (24,805)    9,906      7,831
                           ---------  --------  --------
     Total                 $(32,505)  $ 5,529   $ 11,050
                            =======    =======   =======
---------------------------------------------------------









The domestic and foreign components of income (loss) before income taxes were as follows:


----------------------------------------------------
                         2001       2000      1999
                     ----------  ---------  -------
     Domestic        $  76,279   $(30,605)  $51,455
     Foreign            (9,279)     5,346     1,769
                     ----------  ---------  -------
     Total           $  67,000   $(25,259)  $53,224
                       =======    =======   =======
----------------------------------------------------


The following table reconciles the maximum statutory U.S. Federal income tax rate multiplied by income (loss) before taxes to the recorded income tax expense:

---------------------------------------------------------------------------------------------------
                                                                   2001       2000       1999
                                                               ----------  ---------  ---------
    U.S. Federal income tax expense (benefit)                 $  23,449   $ (8,841)  $ 18,628
    State income tax expense (benefit), net of Federal            2,680     (1,010)     2,129
    Divestiture tax differential                                (58,566)     8,015    (10,474)
    Foreign rate differentials                                      379        351      1,278
    Other                                                          (447)     7,014       (511)
                                                              ----------  ---------  ---------
    Income tax  (benefit) expense                             $ (32,505)  $  5,529   $ 11,050
                                                               =========    ========   =======
---------------------------------------------------------------------------------------------------


In 2000, additional income taxes were provided for changes in estimated liabilities on divestitures related to open tax years and resulting from the settlement of the 1996/1997 IRS audit. These amounts are included in divestiture tax differential and other in the above reconciliation.

In 2001, the Company recorded a Federal income tax receivable of $9,662 as a result of settling a 1998/1999 IRS Audit, a carryback of a 2000 net operating loss to 1998 and a carryback of 1998 Foreign tax credits to 1997. A state tax receivable of $570 relates to refunds resulting from the 2000/2001 net operating losses. A Canadian tax receivable of $1,020 was recorded for the carryback of the 2001 net operating loss to tax years 1999 and 2000. These receivables are recorded in other assets.





































Temporary differences, associated with the Company's assets and liabilities, are shown in the table below. Deferred income tax assets and liabilities have been recorded at December 31, 2001 and 2000 as follows:

------------------------------------------------------------------------------------
ASSETS:                             2001      2000
                                  --------  --------
Non-pension post-employment       $     -   $ 2,742
Coupon accrual                          -     1,991
Divestiture reserves                 (165)      740
Trademarks and other intangibles        -       582
Net operating losses - domestic    10,138     9,252
Net operating losses - foreign        588       599
Foreign tax credits                     -     5,795
AMT credit carryforward               192         -
Other                                 577     2,991
                                  --------  --------
Gross deferred tax assets          11,330    24,692

Valuation allowance                (9,888)     (599)
                                  --------  --------
                                    1,442    24,093
LIABILITIES:
Property and equipment                  -    17,557
Trademarks and other intangibles        -         -
Other                                   -     3,155
                                        -    20,712
                                  --------  --------

Net asset                         $ 1,442   $ 3,381
                                  ========= ========
------------------------------------------------------------------------------------


The Company recorded valuation allowances of $588 and $599 at December 31, 2001 and 2000, respectively, for the foreign net operating losses, which expire through 2003, due to uncertainty as to whether the deferred tax asset is realizable. The foreign tax credits expire in 2003. A valuation allowance of $387 was recorded relating to AMT credits and other miscellaneous operating deferred taxes not anticipated to be utilized in the future.

The Company recorded a deferred tax asset of $1,442 with intent to carry a portion of the 2001 net operating loss of $28,965 forward to 2002. A valuation allowance of $8,913 was recorded for the balance of the 2001 net operating loss. On March 9, 2002, the President signed the "Job Creation and Worker Assistance Act of 2002" into law. This law extends the carryback period from two years to five years for net operating losses arising in the 2001 and 2002 taxable years. In the first quarter of 2002, the Company intends to release the valuation allowance and recognize the tax benefit of carrying back the balance of the 2001 net operating loss to 1997.

11.  PENSION  AND  OTHER  RETIREMENT  BENEFITS

Most employees of the Company participated in foreign and domestic pension plans. For most salaried employees, benefits under these plans generally were based on compensation and credited service. For most hourly employees, benefits under these plans were based on specified amounts per year of credited service.

Pension benefits to eligible U.S. employees were provided under the BCI domestic pension plan to which the Company contributed. This amount is considered to be an amount due to affiliate since BCI retains the legal obligation for these benefits. In the fourth quarter of 2001, subsequent to the sale of the Company's business operations (see Note 3), the Company paid BCI $12,302 to assume the liability for payment of claims made under essentially all of the Company's employee benefit plans (see Note 6). In addition, the Company sold its Canadian pension plan along with its remaining pasta business to New World Pasta Company.















12.  UNIT  INCENTIVE  PLAN

The Company had a Unit Incentive Plan ("Incentive Plan") which provided for the granting of options, unit appreciation rights ("UAR's), units and other unit-based equity interests in LLC to key employees of the Company and associated persons at the discretion of the Board of Directors of the Company.

Prior to 2001, LLC sold several different classes of equity units to certain management employees of the Company under the Incentive Plan. The equity units were restricted as to transfer and allowed for repurchase by LLC under certain conditions. The Company also issued UAR's to unitholders and non-unitholders under the Incentive Plan. The UAR's, among other provisions, entitled the holder to receive an amount in cash equal to the market price (as defined in the UAR agreement) over the exercise price.

In the fourth quarter of 2001, subsequent to the sale of the Company's business operations (see Note 3), LLC elected to repurchase all of the equity units. The Company compensated holders for the value of all the UAR's and cancelled these units. Therefore, no equity units or UAR's remain outstanding under the Incentive Plan at December 31, 2001. The Company paid $1,424 to settle all outstanding UAR's. Of this amount, $974 was accrued prior to 2001.


13.  COMMITMENTS  AND  CONTINGENCIES

Legal  Matters
--------------

The Company is involved in certain legal proceedings arising through the normal course of business. Management is of the opinion that the final outcomes of such proceedings should not have a significant impact on the Company's results of operations or financial position.