Form 10-Q
period 2002-03-31
BORDEN CHEMICAL  INC
filed 2002-05-14
CIK 13239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF THE SECURITIES
EXCHANGE  ACT  OF  1934.

For  the  quarterly  period  ended               March  31,  2002
                                                 ----------------


Commission  file  number                                I-71
                                                         ----


                              BORDEN CHEMICAL, INC.



     New  Jersey                                   13-0511250
     -----------                                   ----------
     (State  or  other  jurisdiction of           (I.R.S. Employer
     incorporation  or  organization)               Identification  No.)


                    180  East  Broad  Street,  Columbus,  OH  43215
                    -----------------------------------------------
                     (Address  of  principal  executive  offices)

                              (614)     225-4000
                              ------------------
            (Registrant's  telephone  number,  including  area  code)

                              Not  Applicable
                              ---------------
             (Former  name,  former  address  and  former  fiscal  year, if  changed  since  last  report.)


Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X No__
     -

Number of shares of common stock, $0.01 par value, outstanding as of the close of business on May 14, 2002: 201,003,883




























                              BORDEN CHEMICAL, INC.


INTRODUCTION

This Quarterly Report on Form 10-Q includes the Condensed Consolidated Financial Statements of Borden Chemical, Inc. ("the Company"), as well as the separate Condensed Consolidated Financial Statements of Borden Foods Holdings Corporation ("Foods"). The Company and Foods are controlled by BW Holdings, LLC. ("BWHLLC").

Foods' Condensed Consolidated Financial Statements are included in Part II of this Quarterly Report on Form 10-Q in accordance with rule 3-10 of Regulation
S-X. Foods is a guarantor of the Company's credit facility and all of the Company's outstanding publicly held debt. The Condensed Consolidated Financial Statements for Foods are prepared on a purchase accounting basis.






































































                              BORDEN CHEMICAL, INC.

                                      INDEX





PART I - FINANCIAL INFORMATION

ITEM 1.  BORDEN CHEMICAL, INC. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Condensed Consolidated Statements of Operations and Comprehensive Income,
              three months ended March 31, 2002 and 2001                                                     4
         Condensed Consolidated Balance Sheets, March 31, 2002 and December 31, 2001.                        6
         Condensed Consolidated Statements of Cash Flows, three months ended March 31, 2002 and 2001.        8
         Condensed Consolidated Statement of Shareholders' Deficit, three months ended March 31, 2002       10
         Notes to Condensed Consolidated Financial Statements                                               11


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS               18


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                                                   23

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS                                                            23

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                 23

ITEM 6. EXHIBITS, GUARANTOR FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K                           23




















































-----------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
AND  COMPREHENSIVE  INCOME  (UNAUDITED)
BORDEN  CHEMICAL,  INC.

                                                             Three months ended March 31,
(In thousands, except per share data)                          2002                 2001
-----------------------------------------------------------------------------------------------------
     Net sales                                           $    296,091        $      361,097
     Cost of goods sold                                       222,471               286,301
                                                            ----------            ------------

     Gross margin                                              73,620                74,796
                                                            ----------            ------------

     Distribution expense                                      14,570                16,835
     Marketing expense                                         10,434                 9,891
     General & administrative expense                          26,930                26,596
     Gain on sale of assets                                      -                   (2,588)
     Business realignment expense (income)                      4,659                (4,056)
     Other operating expense                                    1,935                 3,134
                                                            ----------            ------------

     Operating income                                          15,092                24,984

     Interest expense                                          11,787                13,084
     Affiliated interest expense, net of affiliated interest
       income of $455 and $383, respectively                      267                 5,055
     Other non-operating income                                (2,288)                 (445)
                                                            ----------            ------------

     Income from continuing operations
       before income tax                                        5,326                 7,290
     Income tax expense                                         7,213                 6,915
                                                             ----------           -----------

     (Loss) income from continuing operations                  (1,887)                  375
                                                            ----------            ------------

     Discontinued operations:
       Income from operations, net of tax                        -                      470
                                                            ----------            ------------

     (Loss) income before cumulative effect of change in
       accounting principle                                    (1,887)                  845

     Cumulative effect of change in accounting principle      (29,825)                   -
                                                            ----------           ------------

     Net (loss) income                                        (31,712)                  845

     Preferred stock dividends     .                              -                 (18,431)
                                                            ----------           ------------

     Net loss applicable to common stock                 $    (31,712)      $       (17,586)
                                                            ===========          ===========

     Comprehensive Income                                $    (34,283)      $       (13,221)
                                                            ===========          ===========




See  Notes  to  Condensed  Consolidated  Financial  Statements

























-------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
AND  COMPREHENSIVE  INCOME  (UNAUDITED)  (CONTINUED)
BORDEN  CHEMICAL,  INC.


                                                                   Three months ended March 31,
(In thousands, except per share data)                                2002                 2001
-------------------------------------------------------------------------------------------------
  Basic and Diluted Per Share Data
------------------------------------

  (Loss) income from continuing operations                  $     (0.01)              $      -
  Discontinued operations:
       Income from operations, net of tax                           -                        -
                                                                 -----------         ------------

  (Loss) income before cumulative effect of change in
       accounting principle                                       (0.01)                     -

  Cumulative effect of change in accounting principle.            (0.15)                     -
                                                                 -----------         ------------

  Net (loss) income                                               (0.16)                     -
  Preferred stock dividends                                         -                      (0.09)
                                                                 -----------         ------------

  Net loss applicable to common stock                       $     (0.16)              $    (0.09)
                                                                 ===========         =============

  Dividends per common share                                $       -                 $     0.06
  Dividends per preferred share                             $       -                 $     0.75

  Average number of common shares outstanding
       during the period                                        199,158                  198,975
-------------------------------------------------------------------------------------------------
See  Notes  to  Condensed  Consolidated  Financial  Statements









































----------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)
BORDEN  CHEMICAL,  INC.

(In  thousands)

                                                             March 31,           December 31,
ASSETS                                                         2002                  2001
----------------------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and equivalents                                 $     28,235           $    24,632
  Accounts receivable (less allowance for doubtful
       accounts of $17,780 in 2002 and $16,659 in 2001)     170,895               164,137
  Accounts receivable from affiliates                        13,198                 7,077
  Inventories:
       Finished and in-process goods                         41,954                54,184
       Raw materials and supplies                            35,786                38,050
  Deferred income taxes                                      66,464                63,486
  Other current assets                                        7,648                 9,231
                                                          -----------           ----------
                                                            364,180               360,797
                                                          -----------           ----------

INVESTMENTS AND OTHER ASSETS
  Restricted cash                                            39,739                   884
  Investments in affiliates                                    -                  110,000
  Deferred income taxes                                      89,859                89,674
  Other assets                                               24,144                23,720
                                                          -----------           ----------
                                                            153,742               224,278
                                                          -----------           ----------

PROPERTY AND EQUIPMENT
  Land                                                       31,180                30,124
  Buildings                                                  96,397                98,309
  Machinery and equipment                                   656,329               652,076
                                                          -----------           ----------
                                                            783,906               780,509
  Less accumulated depreciation                            (328,972)             (322,952)
                                                          -----------           ----------
                                                            454,934               457,557

GOODWILL                                                     40,954                71,399
OTHER INTANGIBLE ASSETS                                       8,845                 9,247
                                                          -----------           ----------

TOTAL ASSETS                                           $  1,022,655           $ 1,123,278
                                                         ============            ==========
----------------------------------------------------------------------------------------------


See  Notes  to  Condensed  Consolidated  Financial  Statements

































-------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  BALANCE  SHEETS
BORDEN  CHEMICAL,  INC.

(In  thousands,  except  share  data)

                                                                       March 31,     December 31,
LIABILITIES AND SHAREHOLDERS' DEFICIT                                    2002           2001
-------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
  Accounts and drafts payable                                      $   96,812     $   124,690
  Accounts payable to affiliates                                        5,033             750
  Debt payable within one year                                          2,956           3,078
  Loans payable to affiliates                                          73,050          78,550
  Note payable to unconsolidated subsidiary                              -             34,181
  Other current liabilities                                           100,131         106,958
                                                                    ----------       ---------
                                                                      277,982         348,207
                                                                    ----------       ---------

OTHER LIABILITIES
  Long-term debt                                                      532,494         532,497
  Non-pension post-employment benefit obligations                     148,691         150,916
  Other long-term liabilities                                         192,586         188,963
                                                                    ----------       ---------
                                                                      873,771         872,376
                                                                    ----------       ---------

 COMMITMENTS AND CONTINGENCIES (SEE NOTE 11)

SHAREHOLDERS' DEFICIT
  Common stock - $0.01 par value: authorized 300,000,000 shares,
     Issued 200,363,672 and 199,121,749 shares in 2002 and
     2001, respectively                                                 2,004           1,990
  Paid in capital                                                   1,111,646       1,106,789
  Receivable from parent                                             (404,817)       (404,817)
  Deferred compensation                                                (2,381)           -
  Accumulated other comprehensive income                             (137,007)       (134,436)
  Accumulated deficit                                                (698,543)       (666,831)
                                                                    ----------       ---------
                                                                     (129,098)        (97,305)
                                                                    ----------       ---------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                       $ 1,022,655     $ 1,123,278
                                                                   ===========     ===========
----------------------------------------------------------------------------------------------

See  Notes  to  Condensed  Consolidated  Financial  Statements



































-------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)
BORDEN  CHEMICAL,  INC.

                                                                         Three months ended March 31,
(In thousands)                                                            2002                 2001
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net (loss) income                                          $       (31,712)           $      845
  Adjustments to reconcile net (loss) income to net
  cash from (used in) operating activities:
     Gain on the sale of assets                                          -                  (2,588)
     Deferred tax benefit                                             (1,237)              (11,020)
     Depreciation and amortization                                    12,101                14,027
     Business realignment expense (income)                             4,659                (4,056)
     Unrealized (gain) loss on interest rate swap                       (516)                  488
     Cumulative effect of change in accounting principle              29,825                    -
  Net change in assets and liabilities:
     Accounts receivable                                             (14,176)               (2,249)
     Inventories                                                      14,386                 5,219
     Accounts and drafts payable                                     (23,455)               11,595
     Income taxes                                                     10,174                56,237
     Other assets                                                      3,759                 2,630
     Other liabilities                                               (26,820)              (11,566)
  Cash provided by discontinued operations                               -                   1,734
                                                                    ---------             ---------
                                                                     (23,012)               61,296
                                                                    ---------             ---------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Capital expenditures                                               (10,479)              (14,970)
  Proceeds from sale of note receivable to an affiliate              110,000                  -
  Proceeds from sale of assets                                         3,002                16,278
  Collection of affiliate's receivables                                  -                     500
                                                                    ---------             ---------
                                                                     102,523                 1,808
                                                                    ---------             ---------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Net short-term debt repayments                                        (122)              (23,866)
  Repayments of long-term debt                                            (3)                 -
  Affiliated repayments/loans, net                                    (5,500)              (21,829)
  Payment of note payable to unconsolidated subsidiary               (31,581)
  Increase in restricted cash                                        (38,855)                 -
  Interest received from parent                                          -                  12,145
  Common stock dividends paid                                            -                 (12,145)
  Preferred stock dividends paid                                         -                 (18,431)
  Sale of common stock to management, net of repurchases                 153                  -
                                                                    ---------             ---------
                                                                     (75,908)              (64,126)
                                                                    ---------             ---------






























-------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)  (CONTINUED)
BORDEN  CHEMICAL,  INC.


                                                                   Three months ended March 31,
(In thousands)                                                         2002                 2001
-------------------------------------------------------------------------------------------------
  Increase (decrease) in cash and equivalents                         3,603                (1,022)
  Cash and equivalents at beginning
  of period                                                          24,632                26,934
                                                                  ----------            ---------
  Cash and equivalents at end
  of period                                                 $        28,235          $     25,912
                                                                   ===========            ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid (received):
     Interest, net                                          $        15,861          $     21,349
     Income taxes, net                                                2,269               (45,167)
  Non-cash activity:
     Capital contribution by parent                                   2,337                10,975
     Settlement of note payable to unconsolidated subsidiary          2,600                   -

-------------------------------------------------------------------------------------------------


See  Notes  to  Condensed  Consolidated  Financial  Statements
























































--------------------------------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  DEFICIT  (UNAUDITED)
BORDEN  CHEMICAL,  INC.

(In  thousands)
--------------------------------------------------------------------------------------------------------------------------------

                                           Common     Paid-in     Receivable    Deferred     Accumulated   Accumulated
                                            Stock     Capital       from      Compensation     Other         Deficit   Total
                                                                   Parent        Income     Comprehensive
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001               $ 1,990     $  1,106,789 $  (404,817)  $   -     $  (134,436)  $ (666,831)   $ (97,305)
--------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                                   (31,712)     (31,712)
Translation adjustments and other                                                              (2,855)                   (2,855)
Derivative activity (net of $156 tax)                                                             284                       284
                                                                                                                        ---------
COMPREHENSIVE INCOME                                                                                                    (34,283)
                                                                                                                        ---------
Shares sold to management, net of repurchases  3              150                                                           153
Restricted stock issued to management         11            2,370                 (2,381)                                    -
Other capital contributions from parent                     2,337                                                         2,337
---------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2002                  $ 2,004     $  1,111,646 $  (404,817)  $ (2,381) $  (137,007)  $ (698,543)  $ (129,098)
-----------------------------------------------------------------------------------------------------------------------------------


See  Notes  to  Condensed  Consolidated  Financial  Statements




















































NOTES  TO  CONDENSED  CONSOLIDATED
FINANCIAL  STATEMENTS
(Dollars  in  thousands  except  per  share  amounts and as otherwise indicated)

1.     BACKGROUND

On March 14, 1995, affiliates of Kohlberg, Kravis Roberts & Co. ("KKR") acquired control of the Company. In late 1995, the Company began the process of redesigning its operating structure in order to maximize value for its owners and divested businesses that did not fit into its long-term strategic plan. After divestiture of the Consumer Adhesives business segment in 2001, the Company's sole remaining business is the Chemical business, which is engaged primarily in manufacturing, processing, purchasing and distributing forest products and industrial resins, formaldehyde, coatings and other specialty and industrial chemicals worldwide.

2.     BASIS  OF  PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements (the "Financial Statements") include the accounts of Borden Chemical, Inc. and its subsidiaries, after elimination of intercompany accounts and transactions. Note 3 discusses changes from previously filed Financial Statements due to a change in the reporting entity.

The accompanying Financial Statements contain all adjustments, which in the opinion of management are necessary for a fair presentation of the results for the interim periods. Results for the interim periods are not necessarily indicative of results for the full year.

Operating segment information is provided in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and is an integral part of the Financial Statements.

Certain prior year amounts have been reclassified to conform with the 2002 presentation.

3.     CHANGE  IN  REPORTING  ENTITY

BCP Management, Inc. ("BCPM"), a wholly owned subsidiary of the Company, serves as the general partner of Borden Chemicals and Plastics Limited Partnership ("BCP") and Borden Chemical and Plastics Operating Limited Partnership ("BCPOLP"). BCP is the sole limited partner of BCPOLP. As general partner, BCPM has certain fiduciary responsibilities to BCP and BCPOLP. BCP and BCPOLP were created in November 1987, as separate and distinct entities from the Company and BCP is 99% owned by the public. On April 3, 2001, BCPOLP and its subsidiary, BCP Finance Corporation, filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code. On March 22, 2002, BCPM also filed a voluntary petition for protection under Chapter 11 of the Bankruptcy Code.


As a result of the bankruptcy, the Company's rights as the shareholder of BCPM and the authority of the Board of Directors of BCPM with respect to BCPM's operations have been significantly restricted. Consequently, the Company no longer includes BCPM in its Financial Statements but rather accounts for BCPM under the equity method of accounting for all periods presented. There is no impact on previously reported amounts of net income as a result of the deconsolidation. The impact on the Condensed Consolidated Balance Sheets of the deconsolidation is to reduce both total assets and liabilities by $38,031 and $40,348 at March 31, 2002 and December 31, 2001, respectively. The Company's equity method investment in BCPM has been written-down to $0.

4.     BUSINESS  REALIGNMENT  EXPENSE

In first quarter 2002, the Company recorded net business realignment expense of $4,659.

























Provided below is a summary of business realignment reserve activity for first quarter 2002:

------------------------------------------------------------------------------------------------------
                                                RESERVES                                    RESERVES
                                               DECEMBER 31,     2002             2002       MARCH 31,
                                                 2001          EXPENSE          CHARGES        2002
------------------------------------------------------------------------------------------------------
Plant closure costs (including employee
 costs)                                    $  14,389       $    4,657     $    (2,120)    $   16,926
Corporate severance and other employee
costs .                                        8,360                2          (1,526)         6,836
                                           ----------     -------------    -------------   ---------
                                           $  22,749       $    4,659     $    (3,646)    $   23,762
-------------------------------------------------------------------------------------------------------

Business realignment expense in first quarter 2002 of $4,659 consists of $7,122 of plant closure costs, primarily related to the closure of the melamine crystal business, and $2 of severance and other employee costs, partially offset by a pre-tax gain on the sale of land associated with a previously closed plant of $2,465 ($1,602 after-tax). Plant closure costs include plant employee severance of $4,390 and demolition, environmental and other costs of $2,732.

In first quarter 2001, the Company sold land associated with a previously closed forest products resins plants closed in 2001 for $11,017, which resulted in a pre-tax gain of $10,507 ($6,514 after-tax). Offsetting the gain were costs of $6,451 associated with plant closures and a business process redesign project. The plant closure costs consisted primarily of asset write-offs, severance and environmental remediation costs.

5.     RESTRICTED  CASH

Restricted cash at March 31, 2002 and December 31, 2001 represents cash collateral related to the Company's uncommitted letter of credit facility. The $45,000 facility, which was increased to $85,000 in the second quarter of 2002, requires the Company to provide cash collateral equivalent to 101% of the letters of credit outstanding. The amount of letters of credit and cash collateral outstanding under this facility at May 13, 2002 were $54,375 and $54,919, respectively.

6.     GOODWILL  AND  INTANGIBLE  ASSETS

As of January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets". Consequently, subsequent to January 1, 2002, goodwill and identifiable intangible assets with indefinite useful lives are no longer amortized and identifiable assets with finite useful lives are amortized over their respective useful lives.

Also, in conjunction with adopting SFAS No. 142, the Company assessed its intangible assets and tested the carrying amount of goodwill for impairment. The intangible asset assessment was conducted to determine whether any intangibles had indefinite useful lives. The Company determined that all of its intangible assets had finite useful lives, and that no adjustment of current useful lives was necessary. As a result of its goodwill impairment test, the Company recorded an impairment charge related to its European reporting unit, which is discussed in more detail below.


























As required, SFAS No. 142 was adopted on a prospective basis; therefore, prior periods have not been restated. The following table provides a comparison of first quarter 2002 compared to first quarter 2001 as if the new accounting principle were applied to the prior year period:

-------------------------------------------------------------------------------------------
                                                            THREE MONTHS ENDED MARCH 31,
                                                          2002                      2001
-------------------------------------------------------------------------------------------
     Reported net (loss) income                         $(31,712)             $      845
     Add back goodwill amortization                         -                         697
     Adjusted net (loss) income                          (31,712)                   1,542
                                                         ---------               ---------

     Add back cumulative effect of change in
        accounting principle                              29,825                     -
                                                         ---------               ---------

     Adjusted (loss) income before cumulative effect
        in change in accounting principle               $ (1,887)              $    1,542
                                                         =========                ========
     Basic and diluted per share data:
     Reported net (loss) income                         $  (0.16)              $     -
     Add back goodwill amortization                          -                       -
                                                         ---------               ---------
     Adjusted net (loss) income                            (0.16)                     .01
     Add back cumulative effect of change in
        accounting principle                                0.15                     -
                                                         ---------               ---------
     Adjusted (loss) income before cumulative effect
        of change in accounting principle               $  (0.01)              $      .01
                                                         =========               =========
-------------------------------------------------------------------------------------------

The changes in the carrying amount of goodwill for the three months ended March 31, 2002 are as follows:

------------------------------------------------------------------------------
Goodwill balance at December 31, 2001                                $ 71,399
Less goodwill impairment recognized
     upon adoption of SFAS No. 142                                    (29,825)
Foreign currency translation                                             (620)
                                                                     ---------
Goodwill balance at March 31, 2002                                   $ 40,954
                                                                     ---------
------------------------------------------------------------------------------

Intangible assets, which will continue to be amortized, consist of the following:

-----------------------------------------------------------------------------------------------------------------
                                                             At March 31, 2002             At December 31, 2001
                                                           ---------------------         ------------------------
                                                        Gross                         Gross
                                                      Carrying     Accumulated       Carrying        Accumulated
                                                       Amount      Amortization       Amount        Amortization
                                                     ---------    --------------     --------      --------------
Intangible assets:

     Customer list and contracts                     $   6,559      $  3,047         $  6,559         $   2,824
     Formulas and technology                             6,524         3,888            6,524             3,730
     Unrecognized prior service cost                     2,657           -              2,657                -
     Other                                                 744           735              744               683
                                                      -----------   ----------        ----------       ----------
                                                     $  16,484      $  7,670         $ 16,484         $   7,237
-----------------------------------------------------------------------------------------------------------------


Aggregate intangible amortization expense for the quarters ended March 31, 2002 and 2001 was $433 and $336, respectively.










Estimated annual intangible amortization expense for 2002 through 2006 is as follows:

     2002     $     1,672
     2003           1,657
     2004           1,657
     2005           1,648
     2006           1,123

The Company's recorded goodwill of $71,399 as of December 31, 2001 had been recorded in conjunction with numerous business acquisitions. As mentioned above, in accordance with the implementation of SFAS No. 142, the Company tested goodwill for impairment as of January 1, 2002. As required by the new accounting principle, to perform the goodwill impairment test the Company identified the appropriate reporting units, assigned assets and liabilities (including goodwill) to the reporting units, determined estimated fair values of the reporting units, and assessed whether the estimated fair value of each reporting unit was more or less than the carrying amount of the assets and liabilities assigned to the units. As a result of this test, the fair value of each reporting unit exceeded the carrying amount of assets and liabilities assigned, except for the Company's European reporting unit. Based on the excess of the carrying value over the estimated fair value of its European reporting unit, the Company recorded a goodwill impairment charge of $29,825 which represents 100% of January 1, 2002 carrying amount. There was no tax benefit recognized in conjunction with the impairment charge. This impairment charge is reported as the cumulative effect of change in accounting principle in the Condensed Consolidated Statements of Operations and the goodwill amount at March 31, 2002 has been reduced by this amount.

To determine estimated fair values of the Company's reporting units, the Company engaged mergers and acquisition professionals employed by Borden Capital, Inc. ("Capital"), an affiliate of the Company. The valuations were performed using a standard methodology based largely on comparable company analysis. Comparable company analysis ascribes a value to an entity by comparing certain operating metrics of the entity to those of a set of comparable companies in the same industry. Using this method, market multiples and ratios based on operating, financial and stock market performance are compared across different companies and to the entity being valued. The Company employed a comparable analysis technique commonly used in the investment banking and private equity industries to estimate the values of its reporting units - the EBITDA (earnings before interest, taxes, depreciation and amortization) multiple technique. Under this technique, estimated values are the result of an EBITDA multiple derived from this process applied to an appropriate historical EBITDA amount.

7.     RESTRICTED  COMMON  STOCK

The Company has granted 1,058,201 shares of restricted common stock to management under the Amended and Restated 1996 Stock Purchase and Option Plan. The deferred compensation of $2,381 related to the restricted common shares will be amortized over the three-year vesting period.


8.     DISCONTINUED  OPERATIONS

In third quarter 2001, the Company sold its Consumer Adhesives business segment to an affiliate. Consequently, the financial results of Consumer Adhesives are reported as discontinued operations in the Condensed Consolidated Statements of Operations and Cash Flows for the period ended March 31, 2001. Provided below are the major components of the amount reported as income from discontinued operations in 2001:

-------------------------------------------------------------
     Net sales                                  $     24,390
     Income before income taxes                          423
     Income tax benefit                                  (47)
                                                      -------
     Income from  discontinued  operations      $        470
-------------------------------------------------------------



















9.     COMPREHENSIVE  INCOME

Comprehensive  income  is  computed  as  follows:

----------------------------------------------------------------------------------
                                                     THREE MONTHS ENDED MARCH 31,
                                                           2002       2001
----------------------------------------------------------------------------------
Net (loss) income                                      $ (31,712)   $    845
Foreign currency translation adjustments                  (2,855)    (12,170)
Cumulative effect of change in accounting
     principle                                               -        (3,293)
Derivative activity                                          284       1,397
                                                         ---------  --------
                                                       $ (34,283)   $(13,221)
----------------------------------------------------------------------------------

The foreign currency translation adjustments relate primarily to the United Kingdom in 2002 and Canada, the United Kingdom and Brazil in 2001. The cumulative effect of change in accounting principle in 2001 relates to the adoption of SFAS No. 133 as of the beginning 2001. The derivative activity amounts represent reclassification into earnings of the original cumulative effect of change in accounting principle.

10.     RELATED  PARTY  TRANSACTIONS

Financing  and  Investing  Arrangements
---------------------------------------

Affiliates of the Company invest cash with the Company at rates that generally approximate market rates. These investments are recorded in loans payable to affiliates in the Condensed Consolidated Balance Sheets. Borden Foods Holding Corporation ("Foods"), an affiliate of the Company, had $73,050 and $78,550 invested at March 31, 2002 and December 31, 2001, respectively. The Company recorded affiliate interest expense of $722 and $5,438 related to amounts invested by affiliates for the three months ended March 31, 2002 and 2001, respectively.

In first quarter 2002, the Company settled in full its note payable (the "Note") to BCPM in the form of cash payments of $31,581 and $2,600 of certain set-offs asserted by the Company against amounts due under the Note. BCPM acknowledged the validity and enforceability of certain set-offs asserted against amounts due under the Note by the Company; the Company waived the right to assert certain other set-offs against amounts due under the Note; and BCPM and the Company exchanged mutual releases with respect to the Note. A committee comprised solely of independent directors of BCPM, represented and advised by separate and independent counsel, reviewed and agreed to the above provisions.

To further simplify its capital structure, during 2002 the Company intends to cancel a $404,817 note receivable (plus accrued interest) from its parent, which has been accounted for as a reduction from equity. Historically, the Company's parent funded the interest due on the note through common dividends received from the Company. Quarterly interest has not been paid, nor an associated dividend declared, since October 15, 2001 and no further interest and dividend payments are expected in 2002.

At December 31, 2001, the Company had a $110,000 preferred stock investment in Consumer Adhesives, an affiliate of the Company. The preferred stock was redeemed on March 1, 2002 for a $110,000 note receivable from Consumer Adhesives. On March 12, 2002, the note receivable was sold to the Company's parent for cash of $110,000 plus accrued interest of $455.

As a guarantor of the Company's debt, Foods receives an annual fee from the Company of $1,100.

Administrative  Service,  Management  and  Consulting  Arrangements
-------------------------------------------------------------------

The Company provides administrative services to Foods under a revised agreement effective for 2002. The total fee for this agreement is $120 in 2002. Fees received for these services are offset against the Company's general and administrative expenses and totaled $30 and $662 for the three months ended March 31, 2002 and 2001, respectively. In addition, the Company pays certain costs on behalf of Foods and is reimbursed by Foods for 100% of these costs. Included in accounts receivable from affiliates at March 31, 2002 is $838 related to these costs.

Capital provides management, consulting and governance to the Company, and the Company provides certain administrative services to Capital. Capital charges the Company an annual fee of $9,000, payable quarterly in arrears, which represents the net amount of Capital's fee less the Company's fee for providing administrative services to Capital. At March 31, 2002, $2,250 was included in accounts payable to affiliates for amounts due to Capital under this arrangement. In addition, the Company has $2,718 included in accounts payable to affiliates for amounts owed to Capital related to the corporate reorganization.

The Company pays certain costs on Capital's behalf and is reimbursed by Capital for 100% of these costs. Included in accounts receivable from affiliates at March 31, 2002 is $4,957 receivable for these expenses.

Other  Transactions  and  Arrangements
--------------------------------------

Prior to the sale of Consumer Adhesives to an affiliate of the Company, Consumer Adhesives and the Company were parties to a tax sharing agreement. Under this agreement, Consumer Adhesives paid income taxes to the Company as if Consumer Adhesives filed stand-alone federal and state income tax returns. At March 31, 2002 and December 31, 2002, the Company had an outstanding receivable from Consumer Adhesives of $6,661 for unpaid federal and state income tax.


11.     COMMITMENTS  AND  CONTINGENCIES

ENVIRONMENTAL MATTERS - The Company, like others in similar businesses, is subject to extensive Federal, state and local environmental laws and regulations. Although environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent regulation could require the Company to make additional unforeseen environmental expenditures. Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Environmental accruals are routinely reviewed on an interim basis as events and developments warrant and are subject to a comprehensive review annually during the fourth quarter. In addition, under an Environmental Indemnity Agreement between the Company and BCP, the Company has agreed, subject to certain conditions and limitations, to indemnity BCP from certain environmental liabilities arising from or relating to occurrences on or prior to November 30, 1987 which are incurred on or prior to November 30, 2002 at BCP facilities which were previously owned by the Company and share on an equitable basis liabilities incurred on or before November 30, 2002 arising from or relating to facts or circumstances existing and requirements in effect both prior to and after November 30, 1987. The Company has accrued approximately $40,796 and $41,023 at March 31, 2002 and December 31, 2001, respectively, for probable environmental remediation and restoration liabilities. This is management's best estimate of these liabilities, based on currently available information and analysis. The Company believes that it is reasonably possible that costs associated with such liabilities may exceed current reserves by amounts that may prove insignificant, or by amounts, in the aggregate, of up to approximately $32,000.

LEGAL MATTERS - The Company has recorded $2,586 and $2,794 in liabilities at March 31, 2002 and December 31, 2001, respectively, for legal costs that they believe are probable and reasonably estimable. Actual costs are not expected to exceed these amounts. The Company believes, based upon the information it currently possesses, and taking into account its established reserves for estimated liability and its insurance coverage, that the ultimate outcome of the foregoing proceedings and actions is unlikely to have a material adverse effect on the Company's financial statements.

OTHER - BCPM serves as general partner of BCP and BCPOLP. BCP is the sole limited partner of BCPOLP. As general partner, BCPM has certain fiduciary responsibilities to BCP and BCPOLP. BCP and BCPOLP were created in November 1987 as separate and distinct entities from the Company, and BCP is 99% owned by the public. On April 3, 2001, BCPOLP and its subsidiary, BCP Finance Corporation, filed voluntary petitions for protection under chapter 11 of the United States Bankruptcy Code, Title 11 of the United States Codes, in the United States Bankruptcy Court of the District of Delaware. On March 22, 2002, BCPM also filed a voluntary petition for protection under Chapter 11 of the Bankruptcy Code. See Note 3 regarding the deconsolidation of BCPM.

























Part  1.  FINANCIAL  INFORMATION

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (amounts in thousands)

CRITICAL  ACCOUNTING  POLICIES
------------------------------

For a discussion of the Company's critical accounting policies, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations on page 12 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

RESULTS  OF  OPERATIONS  BY  SEGMENT:
-------------------------------------

Following is a comparison of net sales and Adjusted Operating EBITDA by reportable business segment for the Company.

-----------------------------------------------------------------------------
                                                              MARCH 31,
                                                           3 MONTHS ENDED
-----------------------------------------------------------------------------
                                                     2002              2001
                                                 ----------------------------

NET SALES:
     Chemical                                 $    292,739     $     354,514
     Business disposed of (1)                        3,352             6,583
                                                 ----------        ----------
                                                   296,091           361,097
                                                 ==========        ==========
ADJUSTED OPERATING EBITDA:
     Chemical                                  $    43,819            46,772
     Corporate and other                           (12,415)          (11,840)
     Business disposed of (1)                          448                25
                                                 ----------        ----------
     TOTAL ADJUSTED OPERATING EBITDA (2)            31,852            34,957

     Significant and Unusual items (3)              (4,659)            4,054
     Depreciation and amortization                 (12,101)          (14,027)
                                                 ----------        ----------
     OPERATING INCOME                          $    15,092     $      24,984
                                                 ==========        ==========
-----------------------------------------------------------------------------


(1) In fourth quarter 2001, the Company announced that it had decided to offer for sale its melamine crystal business and that it would attempt to complete the sale by the end of the year. However, as of the end of 2001, no sale had been negotiated and in January 2002 the Company closed its melamine crystal business.
(2) Adjusted Operating EBITDA represents net income (loss) excluding discontinued operations, non-operating income and expenses, interest, taxes, depreciation, amortization and Significant and Unusual items (see below).
(3) Significant and Unusual items represent business realignment expenses and gains and losses on the divestiture of businesses. The 2002 amount primarily represents plant closure costs of $7,122 partially offset by a gain on the sale of land related to a previously closed plant of $2,465. The 2001 amount represents a gain on the sale of land associated with a previously closed plant of $10,507, partially offset by assets write-offs of $2,134 which related to restructuring activities initiated in 2000, as well as severance and other employee benefit costs of $1,644 associated with a business redesign project in the Company's forest products resins operations. The Company also incurred duplicative facilities and environmental costs in 2001 of $2,673 related to restructuring activities initiated in 2000.














THREE  MONTHS  ENDED  MARCH  31,  2002  VERSUS THREE MONTHS ENDED MARCH 31, 2001

Chemical
--------

Net sales dollars and Adjusted Operating EBITDA in first quarter 2002 were behind prior year by 17% and 6%, respectively. The most significant components of the sales decline were lower selling prices resulting from contract based pass through of raw material price declines, unfavorable product mix and unfavorable currency exchange rates. Regarding Adjusted Operating EBITDA , the favorable spread between selling price declines and raw material cost declines were more than offset by unfavorable product mix, higher bad debt expense and unfavorable currency exchange rates.

Lower selling prices reduced 2002 sales by approximately $44,000. The lower selling prices reflect lower raw material costs, as a substantial portion of the Company's sales volumes, especially for North American forest products, are sold under contracts that provide for monthly or quarterly selling price adjustments based on published cost indices for the Company's primary raw materials (i.e., methanol, phenol and urea).

Unfavorable product mix negatively impacted 2002 sales by approximately $8,000. The unfavorable mix resulted from decreased volumes of higher priced oilfield and UV coatings products. The volume decline in oilfield products is due to reduced drilling activity in first quarter 2002 reflecting lower natural gas and oil prices. The UV coatings products volume decline is the result of a decline in demand for optical fiber in first quarter 2002 compared to first quarter 2001. Partially offsetting these decreases were increased forest product and foundry resin volumes. Higher forest product resins volume reflects strong housing starts in 2002, in spite of generally weak economic conditions, while higher foundry resins volume reflects incremental volume from a merger formed in second quarter 2001.

Unfavorable currency exchange rates, primarily in Latin America and Canada, had an unfavorable impact on sales of approximately $7,000.

As mentioned above, Adjusted Operating EBITDA in first quarter 2002 of $43,819 was 6% lower than prior year. A positive spread between selling price and raw material cost declines was more than offset by the effect of the unfavorable sales mix, higher bad debt expense and unfavorable currency exchange rates. The positive spread between selling prices and raw material cost declines reflects the lag time in selling price adjustments during times of declining raw material costs. Higher bad debt expense reflect primarily higher losses that reflect the generally weak economic environment.

Corporate  and  other
---------------------

Adjusted Operating EBITDA, which is composed primarily of general and administrative expenses and income and expenses related to previously sold businesses of the Company, declined $575, or approximately 5%, to a loss of $12,415 in first quarter 2002 from a loss of $11,840 in first quarter 2001. The decline is primarily due to the absence of a 2001 gain on the sale of a portion of a common stock equity investment held by the Company partially offset by reduced general and administrative expenses.

Business  disposed  of
----------------------

The  Company  shut  down  its  melamine  crystal  business  on January 11, 2002.
Operating results for first quarter 2002 represent primarily revenues and related expenses from the sale of inventory subsequent to the closure date. Sales and Adjusted Operating EBITDA were $3,352 and $448, respectively, in first quarter 2002 and were $6,583 and $25, respectively, in first quarter 2001.





























NON-OPERATING  EXPENSES  AND  INCOME  TAXES
-------------------------------------------

Following is a comparison of non-operating expenses for the three months ended March 31, 2002 and 2001:

<BTB>
----------------------------------------------------------------------
                                          THREE MONTHS ENDED MARCH 31,
                                         ----------------------------
                                               2002          2001
----------------------------------------------------------------------

Interest expense                           $  11,787     $   13,084
Affiliated interest expense, net                 267          5,055
Other non-operating income                    (2,288)          (445)
                                             --------       --------
                                           $   9,766     $   17,694
---------------------------------------------------------------------

Non-operating expenses declined $7,928 from $17,694 for the three months ended March 31, 2001 to $9,766 for the three months ended March 31, 2002. The decline is primarily due to a reduction in net affiliated interest expense and interest expense of $4,788 and $1,297, respectively, due to lower affiliated and short-term debt borrowings. Additionally, affiliated dividend income of $1,512 was recognized in 2002.

Following is a comparison of income tax expense related to continuing operations for the three months ended March 31, 2002 and 2001:

------------------------------------------------------------------------
                                                   THREE MONTHS ENDED
                                                         MARCH 31,
                                            ----------------------------
                                                     2002          2001
------------------------------------------------------------------------

Income tax expense                           $      7,213      $  6,915
Effective tax rate                                   135%           95%
------------------------------------------------------------------------

The 2002 effective tax rate reflects a higher portion of income derived from foreign operations and the effect of higher tax rates in foreign jurisdictions as well as additional valuation allowances against foreign net operating loss carryforwards.

The 2001 effective tax rate reflects the impact of earnings related to the expected sale of a foreign business that are not expected to be permanently reinvested in foreign locations and the inability to utilize the foreign tax credits associated with those earning due to usage limitations.

CASH  FLOWS
-----------

Operating  Activities
---------------------

Operating activities used cash of $23,012 in first quarter 2002 compared to cash provided of $61,296 in the same period of the prior year. The decline of $84,308 is primarily due to the absence of a 2001 net tax refund of $45,167, an increased outflow in accounts payable of $35,050 primarily due to timing of payments and reduced payment terms with new raw material suppliers and a $11,927 reduction in accounts receivable cash flows due in part to higher affiliated receivables. Also contributing to the increased cash outflow is a $3,105 reduction in Adjusted Operating EBITDA and the absence of cash inflows from discontinued operations of $1,734 in 2002. Partially offsetting these increases in cash usage is improved inventory flows of $9,167 due to lower raw material costs and a reduction in net interest payments of $5,488.

Investing  Activities
---------------------

Investing activities in first quarter 2002 provided cash of $102,523 compared to $1,808 in first quarter 2001. The $100,715 improvement is primarily due to cash proceeds from the sale of a note receivable from Consumer Adhesives, an affiliate of the Company, to the Company's parent for $110,000 (see Note 10 to the Condensed Consolidated Financial Statements), proceeds of $3,002 primarily from the sale of land associated with a closed plant and a reduction in capital expenditures of $4,491. These amounts were partially offset by the absence of 2001 proceeds of $11,000 from the sale of land associated with a closed plant and proceeds of $5,278 primarily from the sale of a portion of a common stock equity investment held by the Company.

Financing  Activities
---------------------

Financing activities used cash of $75,908 in first quarter 2002 versus $64,126 in first quarter 2001. The $11,782 increase in cash used is primarily due to an increase in restricted cash of $38,855 (see below), the payment of a note payable to unconsolidated affiliate (the "Note") of $31,581 and increased net affiliate repayments of $5,500 to Foods. These increased uses of cash were partially offset by lower short-term debt repayments of $23,744 and the absence of the $18,431 quarterly preferred stock dividend payment due to the contribution of the $614,369 of preferred stock to the Company by the Company's parent in 2001.

The Company's Note to BCPM has been settled in full with cash payments of $31,581 and $2,600 of certain set-offs asserted by the Company against amounts due under the Note. In connection with the payment of the Note, BCPM acknowledged the validity and enforceability of certain set-offs asserted against amounts due under the Note by the Company; the Company waived the right to assert certain other set-offs against amounts due under the Note; and BCPM and the Company exchanged mutual releases with respect to the Note. A committee comprised solely of independent directors of BCPM, represented and advised by separate and independent counsel, reviewed and agreed to the above provisions.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

During first quarter 2002, the Company finalized an uncommitted letter of credit facility totaling $45,000, and in second quarter 2002, the facility was increased to $85,000. The Company is required to provide cash collateral equivalent to 101% of the letters of credit outstanding under this facility. The fees under this facility are 1/2% per annum of the amount of the letters of credit outstanding. In addition, a 1/8% per annum issuance fee is in effect for all new letters of credit not transferred from the existing $250,000 Credit Agreement. At March 31, 2002, the Company had provided cash collateral of $39,739, classified as restricted cash on the Condensed Consolidated Balance Sheet, related to this facility.

The Company's $250,000 Credit Agreement expires on July 13, 2002. The Company intends to replace the existing facility with a new credit facility but may continue borrowing from affiliates to meet future working capital requirements if cost effective. The new credit facility is intended to replace the uncommitted letter of credit facility discussed above.

Under the terms of the guarantee agreement between Foods and the Company, Foods will be automatically released from the obligation to guarantee the payment of the Company's outstanding publicly held debt upon Foods being released from the obligation to guarantee the payment of amounts due under the Company's Credit Agreement.


RECENT  ACCOUNTING  PRONOUNCEMENTS
----------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under this Statement, an asset retirement obligation is recognized at its fair value in the period in which it is incurred. Asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and a related amortization expense is recognized in future periods. This Statement is effective for the Company for financial statements issued for fiscal years beginning after January 1, 2003. The Company is in the process of determining the impact of adopting this Statement.

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds the aforementioned Statements and amends SFAS No. 13 to eliminate inconsistencies between the required accounting for sale-leaseback transactions and certain lease modifications that are similar to sale-leaseback transactions. This Statement also amends various authoritative pronouncements to clarify, correct technically or describe applicability under changed conditions. The provisions of this Statement related to SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions of this Statement related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. The remaining provisions of this Statement are effective for financial statements issued on or after May 15, 2002. Early application is encouraged for all provisions of this Statement. The Company does not expect the adoption of this Statement to have a material impact on its financial statements.



FORWARD-LOOKING  AND  CAUTIONARY  STATEMENTS
--------------------------------------------

The Company and its officers may, from time to time, make written or oral statements regarding the future performance of the Company, including statements contained in the Company's filing with the Securities and Exchange Commission. Investors should be aware that these statements are based on currently available financial, economic, and competitive data and on current business plans. Such statements are inherently uncertain and investors should recognize that events could cause the Company's actual results to differ materially from those projected in forward-looking statements made by or on behalf of the Company. Such risks and uncertainties are primarily in the areas of results of operations by business unit, liquidity, legal and environmental liabilities.








































































Part  II

Item  1:  LEGAL  PROCEEDINGS

There have been no material developments in the ongoing legal proceedings that are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The Company is involved in other litigation throughout the United States, which is considered to be in the ordinary course of the Company's business.

The ompany believes, based on the information it presently possesses, and taking into account its established reserves for estimated liability and its insurance coverages, that the ultimate outcome of the foregoing proceedings is unlikely to have a materially adverse effect on the Company's financial statements.

Item  2:  CHANGE  IN  SECURITIES  AND  USE  OF  PROCEEDS

On March 25, 2002 the Company sold 222,222 shares of common stock to the President and Chief Executive Officer at a price of $2.25 per share pursuant to a private offering under section 4(2) of the Securities Act of 1933, as amended. The Company has also granted common stock options and 1,058,201 shares of restricted common stock to the President and Chief Executive Officer, under the Amended and Restated 1996 Stock Purchase and Option Plan. The terms governing the President and Chief Executive Officer's stock and stock options are described in his Summary of Terms of Employment, which is filed as an exhibit to this Report.

Item  4:  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On March 15, 2002 the majority stockholders of the Company voted by written consent to amend the 1996 Stock Purchase and option Plan for Key Employees of Borden Chemical, Inc. to increase the number of shares available under the Plan.

 Item  6:  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS ON FORM 8-K

a.     Exhibits

     (10)(i) Summary of Terms of Employment for President and Chief Executive Officer dated January 4, 2002.

     (10)(ii) First Amendment, dated as of March 27, 2002, to the Reimbursement agreement for Uncommitted Letter of Credit Facility between Credit Suisse First Boston, New York Branch dated
               January 18, 2002.

     (10)(iii) Second Amendment dated as a of April 30, 2002 to the Reimbursement agreement for Uncommitted Letter of Credit Facility between Credit Suisse First Boston, New York Branch dated
               January 18, 2002.

b.     Financial  Statement  Schedules

Included are the separate condensed consolidated financial statements of Foods Holdings filed in accordance with rule 3-10 of Regulation S-X. Foods Holdings is a guarantor of the Company's credit facility and all of the Company's outstanding publicly held debt.

c.     Reports  on  Form  8-K

A Form 8-K was filed on January 25, 2002, related to the Company's new President and Chief Executive Officer.

































SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  BORDEN  CHEMICAL,  INC.




Date: May  14,  2002                              By /s/ William H. Carter
                                                  William  H.  Carter
                                                  Executive  Vice  President and
                                                  Chief  Financial  Officer
                                                  (Principal  Financial Officer)





































































                           SUMMARY  OF  TERMS  OF  EMPLOYMENT  FOR
                                      CRAIG  MORRISON
                                 Revised  January  4,  2002




Title: President and CEO, Borden Chemical, Inc reporting to the Board of Directors of BCI.

Start  Date:          An  announcement  is  planned for mid-January with a start date during March. Press release and internal announcements will be prepared for your review.

Location:             Headquarters  is located in Columbus, OH.  Relocation is
                      provided under the BCI relocation program, including home sale and home purchase assistance. The program provides for management of the sale process and purchase of your former home based on the average of two or three appraisals. In the event the gross selling price is below your original purchase price of $1,515,000, Borden will make up the difference up to $250,000.

                      To facilitate your relocation, you will receive $8,300 per month for up to 6 months for temporary living and travel expenses. There is a personal tax benefit for submitting receipts for documented expenses, such as a temporary apartment living and air transportation. You have the option of applying all or part of the monthly amount toward a mortgage payment if you elect to purchase a residence in Columbus prior to selling your New Canaan home.

                      To address the housing loan currently provided by Alcan, an interest free $200,000 bridge loan would also be provided until your Connecticut home is sold. In addition, if you elect to purchase a home on Columbus prior to selling your New Canaan home, Borden will provide you with a second interest free bridge loan for $200,000. Both loans are due upon the sale of your Connecticut residence.
                      It is anticipated that you will relocate to Columbus by August 1, 2002.

Base  Salary:         $500,000  annually  with  a  review  each  year,
                      beginning  in March 2003

Bonus Opportunity:    Participation  in  the annual BCI incentive program at a
                      target of 70% of base salary; participation during the first year will be based on total year results, but will be pro-rated to reflect the period worked; awards are authorized by the Compensation Committee of the Board and are made based on achievement against financial targets
                      (EBITDA and ROGI) and business metrics; the opportunity can reach up to a 200% payout based on performance exceeding targets.

Equity Investment     The  long-term  incentive  plan has been designed to have
                      highly attractive rewards for achieving the BCI business plan. In your case, you will have an opportunity to invest
                      $500,000 in shares of BCI stock at a purchase price of $2.25 per share. A portion of your investment may be financed through Fifth Third Bank, which has an attractive program for equity plan participants.

                      Based on your investment of $500,000, you will receive 222,222 shares. Additionally, you will receive 210,667 options with a strike price of $2.25. These options, along with your equity investment, are targeted to generate a pre-tax return of $2.0 MM if the base business plan is achieved over a five-year period. Your investment is requested prior to beginning your Borden career. Once you invest, options will vest and the shares will become unrestricted ratably over five years.

                      You will be granted "Performance Options" with a 2006 target value of $4.0 MM based on meeting agreed upon EBITDA goals and a strike price of $2.25. When EBITDA reaches $170 MM 33% of the options will vest, when EBITDA reaches $190 MM the next 33% will vest, and when EBITDA reaches $210 MM you will be 100% vested. These performance targets assume normal capital expenditures and exclude the impact of acquisitions and dispositions. These goals would be adjusted at the time significant capital expenditures or transactions are approved.

                      In addition, 1,058,201 shares of restricted stock will be granted at a price of $2.25 per share.
                      All of these shares will become unrestricted (vest) upon the completion of your third full year at Borden Chemical. One half (50%) of these shares will be liquid at the time of vesting. The remaining 50% will be liquid at the end of your fourth full year. After your third anniversary with the company, you may choose to sell your vested shares to the company. The value you receive would be determined by applying a multiple of 7.6 times the trailing 12-month EBITDA. The value would be set at the time you request your first payment. Any subsequent payments would be made using the same valuation. Prior to a regular liquidity event, shares may be sold up to a total value of $2 million.

                      Assuming BCI's strategic plan is achieved, the total value of the restricted shares is estimated to be $6.0 million in 2006. If the company terminates you for reasons other than cause, one third of your shares will be treated as unrestricted upon the completion of 12 months of employment and will be purchased by the company by applying a multiple of 7.6 times the trailing 12-month EBITDA. Thereafter, the remaining shares become unrestricted in four equal installments at the completion of 18 months, 24 months, 30 months and 36 months of service.

                      In the event you die or become totally disabled while participating in the equity plan, you become fully vested in each component of the plan.

                      In the event that the return on your equity plan investment is negative, due solely to the existence of a preexisting material condition or liability, which as part of or in combination with Other Net Liabilities significantly exceeds the dollar amounts for Other Net Liabilities included in the attached projections, the Company will purchase your investment at a price equal to your initial investment. In the event this occurs, the proceeds from the repurchase of shares from your original investment will be included in the return of the $500,000. Your unvested options and restricted shares will be cancelled at that time.

                      Taken together, the core equity plan, the "Performance Options", the restricted shares, and the dividends on the shares owned provide an opportunity to earn approximately $12.7 MM if strategic plan goals are met. This opportunity is over 25 times your investment.

                      Note: You will receive formal equity plan offering documents prior to making your investment. These documents govern administration of the plan and will supercede this summary.

Perquisite Allowance: A  cash  allowance of $40,000 will be paid annually to cover perquisites of your  choosing.  Typical
                      uses  include  a car lease, country club, dining club,
                      etc.   The  2002  payment  of  $40,000 will be made
                      at your start of employment.

Benefits:             Summary: You  will receive  a  detailed  summary  of  BCI
                      benefits at an orientation by Judy Sonnett, VP HR BCI, upon your hire; highlights of the plans are noted below with actual benefits subject to the terms and conditions of the individual plan documents, including vesting and eligibility periods.

                      Medical: Provided through the Borden, Inc. Total Family Protection Plan. Current coverage choices are a PPO or an HMO.

                      Dental: Provided through the Borden, Inc. Total Family Protection Plan. Current coverage choices are a scheduled benefit plan or an R&C plan.

                      Pension Plan: Pension benefits are provided under the Borden, Inc. Employees Retirement Income Plan, a cash account plan. The plan formula is 3% up to the Social Security Wage Base and 6% over the Social Security Wage Base (the 2002 SSWB is $84,900).

                      401K Savings: Savings plan benefits are provided under the Borden, Inc. Retirement Savings Plan. The company match is $1.00 for each dollar on the first 5% of employee contributions.

                      SERP: Pension and savings plan benefits for salary in excess of the IRS Annual Plan Compensation Limit are provided under the Borden, Inc. Executive Supplemental Pension Plan. (2002 IRS Annual
                      Plan  Compensation  Limit  is $200,000).

                      Life Insurance: Basic life coverage is two times benefits pay at an employee cost of 9 1/2 for each $1,000 of coverage. You may purchase supplemental insurance coverage if desired.

                      Disability: Salary Continuance coverage is provided; benefit is company paid. Long Term Disability coverage with a replacement ratio of 60% on $200,000 of income.

                      Vacation:  4  weeks.

Alcan  Incentive
Treatment:            In  the  event  that  Alcan  does not make an incentive
                      payment for 2001 or makes a substantially reduced payment, Borden will make up the difference between the payment and your target. Targeted payment is 30% of base pay or $108,000. You have the responsibility of negotiating in good faith with Alcan for payment of the 2001 bonus.

Severance:            In  the  event you are terminated by the company for
                      reasons other than for cause, you would be eligible to receive severance for 18 months based on your monthly base salary in effect at that time.

Employment
Relationship:         You  will  be  an  employee of BCI and will receive
                      a letter confirming the terms  outlined in  this  summary.

Pre-employment:       All  BCI  employees  are required to successfully
                      complete a pre-employment drug screening and background check; Judy Sonnett will make the appropriate arrangements.

Transition:           Bob  Kidder and the Board are eager to work with you
                      on a smooth transition.



Offered:      /s/  C.R.Kidder                              1/05/02
             --------------------         Date:  -----------------------
              C.   Robert  Kidder

              /s/  Craig  Morrison                         1/07/02
Accepted:    --------------------        Date:  -----------------------
                   Craig  Morrison





























                                 FIRST AMENDMENT
                           Dated as of March 27, 2002

     This FIRST AMENDMENT is between CREDIT SUISSE FIRST BOSTON, a Swiss bank, acting through its New York Branch (the "BANK"), and BORDEN CHEMICAL, INC. (formerly known as Borden, Inc.), a New Jersey corporation (the "APPLICANT") and amends the REIMBURSEMENT AGREEMENT dated as of January 18, 2002 (as amended, supplemented or modified from time to time, the "REIMBURSEMENT AGREEMENT") entered into between the Bank and the Applicant. Unless otherwise defined herein, the terms defined in the Reimbursement Agreement shall be used herein as therein defined.

                             PRELIMINARY STATEMENTS:
     The Applicant has requested that the Bank amends the Reimbursement Agreement, and the Bank has agreed to amend the Reimbursement Agreement, as hereinafter set forth.

     SECTION  1.  Amendment  to Reimbursement Agreement.  The Reimbursement
                  -------------------------------------
Agreement,is,  effective  as  of the  date  hereof, hereby amended  as  follows:

     (a) The definition "Maximum Facility Amount" in Section 1.01 of the Reimbursement Agreement is amended by deleting it in its entirety and substituting therefor the following:

     ""MAXIMUM  FACILITY  AMOUNT"  means  $45,000,000."

     SECTION  2.  Representations  and  Warranties.  The Borrower represents and
                  --------------------------------
warrants  as  follows:

     (a) All of the representations and warranties contained in Article IV of the Reimbursement Agreement and in the other Loan Documents are true and complete in all material respects.

     (b) No Event of Default nor event which with the giving of notice or passage of time would constitute an Event of Default have occurred and are continuing.

     SECTION  3.  Reference  to and Effect on the Loan Documents.  (a)  Upon the
                  ----------------------------------------------
effectiveness of this First Amendment, on and after the date hereof each reference in the Reimbursement Agreement to "this Agreement", "hereunder", "hereof" or words of like import referring to the Reimbursement Agreement, and each reference in the other Loan Documents to "the Reimbursement Agreement", "thereunder", "thereof" or words of like import referring to the Reimbursement Agreement, shall mean and be a reference to the Reimbursement Agreement as amended hereby.







































     (b) Except as specifically amended above, the Reimbursement Agreement and all other Loan Documents, are and shall continue to be in full force and effect and are hereby in all respects ratified and confirmed.

     (c) The execution, delivery and effectiveness of this First Amendment shall not, except as expressly provided herein, operate as a waiver of any right, power or remedy of the Bank under any of the Loan Documents, nor constitute a waiver of any provision of any of the Loan Documents.

     SECTION  5.  Execution in Counterparts.  This First Amendment may be
                  ---------------------------
executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which taken together shall constitute but one and the same agreement.

     SECTION  6.  Governing Law. This First Amendment shall  be governed by, and
                  --------------
construed  in  accordance  with,  the  laws  of  the  State  of  New  York.

     IN WITNESS WHEREOF, the parties hereto have caused this First Amendment to be executed as of the date first above written.




                                       Applicant:

                                       BORDEN  CHEMICAL,  INC.

                                       By:
                                          ----------------------
                                       Name:
                                       Title:


                                       Bank:

                                       CREDIT  SUISSE  FIRST  BOSTON,  NEW  YORK
                                       BRANCH
                                       By:
                                          -----------------------
                                       Name:
                                       Title:

                                       By:
                                          -----------------------
                                       Name:
                                       Title:







































                                SECOND AMENDMENT
                           Dated as of April 30, 2002
     This SECOND AMENDMENT is between CREDIT SUISSE FIRST BOSTON, a Swiss bank, acting through its New York Branch (the "BANK"), and BORDEN CHEMICAL, INC. (formerly known as Borden, Inc.), a New Jersey corporation (the "APPLICANT") and amends the REIMBURSEMENT AGREEMENT dated as of January 18, 2002 (as amended and restated by that certain First Amendment dated as of March 27, 2002, the "REIMBURSEMENT AGREEMENT") entered into between the Bank and the Applicant. Unless otherwise defined herein, the terms defined in the Reimbursement
Agreement  shall  be  used  herein  as  therein  defined.

                             PRELIMINARY STATEMENTS:

     The Applicant has requested that the Bank amends the Reimbursement Agreement, and the Bank has agreed to amend the Reimbursement Agreement, as hereinafter set forth.
     SECTION  1.  Amendment  to Reimbursement Agreement.  The Reimbursement
                  -------------------------------------
Agreement is, effective as of the date hereof, hereby amended as follows:

     (a)     The  definition  "Maximum  Facility  Amount"  in  Section
1.01 of the Reimbursement Agreement is amended by deleting it in its entirety and substituting therefor the following:

          ""MAXIMUM  FACILITY  AMOUNT"  means  $85,000,000."
     SECTION  2.  Representations  and  Warranties.  The Borrower represents and
                  --------------------------------
warrants  as  follows:

     (a) All of the representations and warranties contained in Article IV of the Reimbursement Agreement and in the other Loan Documents are true and complete in all material respects.

     (b) No Event of Default nor event which with the giving of notice or passage of time would constitute an Event of Default have occurred and are continuing.

     SECTION  3.  Reference  to and Effect on the Loan Documents.  (a)  Upon the
                  ----------------------------------------------
effectiveness of this Second Amendment, on and after the date hereof each reference in the Reimbursement Agreement to "this Agreement", "hereunder", "hereof" or words of like import referring to the Reimbursement Agreement, and each reference in the other Loan Documents to "the Reimbursement Agreement", "thereunder", "thereof" or words of like import referring to the Reimbursement Agreement, shall mean and be a reference to the Reimbursement Agreement as amended hereby.






































     (b) Except as specifically amended above, the Reimbursement Agreement and all other Loan Documents, are and shall continue to be in full force and effect and are hereby in all respects ratified and confirmed.

     (c) The execution, delivery and effectiveness of this Second Amendment shall not, except as expressly provided herein, operate as a waiver of any right, power or remedy of the Bank under any of the Loan Documents, nor constitute a waiver of any provision of any of the Loan Documents.

     SECTION 5.  Execution in Counterparts. This Second Amendment may be
                  -------------------------
executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which taken together shall constitute but one and the same agreement.

     SECTION  6.  Governing  Law.  This  Second  Amendment  shall be governed
                  ----------------
by, and construed in accordance with, the laws of the State of New York.

     IN WITNESS WHEREOF, the parties hereto have caused this Second Amendment to be executed as of the date first above written.

                                             Applicant:

                                             BORDEN  CHEMICAL,  INC.
                                             By:
                                                 --------------------------
                                             Name:
                                             Title:


                                             Bank:

                                             CREDIT  SUISSE  FIRST  BOSTON,
                                             NEW  YORK  BRANCH
                                             By:
                                                 --------------------------
                                             Name:
                                             Title:


                                             By:
                                                ---------------------------
                                             Name:
                                             Title:















































BORDEN  FOODS  HOLDINGS  CORPORATION

CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
FOR  THE  THREE  MONTHS  ENDED
MARCH  31,  2002  AND  2001













































































CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
AND  COMPREHENSIVE  INCOME  (UNAUDITED)


BORDEN FOODS HOLDINGS CORPORATION

                                                                                    Three Months Ended
(In thousands, except per share and share amounts)                            March 31,             March 31,
----------------------------------------------------------------------------------------------------------
                                                                                2002                 2001
                                                                            ----------          ----------

General & administrative expense                                            $  1,583                  250
                                                                            ----------           ---------
Operating loss                                                                (1,583)                (250)

Interest income                                                               (4,363)              (3,263)
                                                                            ----------           ---------

Income from continuing operations
     before income taxes                                                       2,780                3,013
Income tax expense                                                             1,084                1,175
                                                                            ----------           ---------
Income from continuing operations                                              1,696                1,838

Discontinued operations (See Note 2):
     Income (loss) from operations, net of tax                                 8,913               (8,190)
                                                                            ----------           ---------


Net income (loss)                                                           $ 10,609               (6,352)

Affiliate's share of income (loss) (See Note 3)                                  -                     (5)
                                                                            ----------           ---------

Net income (loss) applicable to common shares                               $ 10,609            $  (6,357)
                                                                             =========            ========
Comprehensive Income (Loss) (See Note 4)                                    $ 10,609            $  (9,566)
                                                                             =========            ========

Per Share Data
------------------
Basic and diluted earnings (loss) per common share                          $106,090            $ (63,570)
                                                                             =========            ========

Average number of common shares outstanding
  during the year                                                                100                  100
--------------------------------------------------------------------------------------------------------------

See accompanying Notes to the Condensed Consolidated Financial Statements.






























CONDENSED  CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)


BORDEN FOODS HOLDINGS CORPORATION
(In thousands except per share and share amounts)
                                                                             March 31,   December 31,
                                                                               2002           2001
--------------------------------------------------------------------------------------------------------

ASSETS

  ASSETS
    Cash and equivalents                                                     $  292,422     $  434,444
    Loans receivable from affiliates                                            313,652        176,685
    Net assets held for sale (See Note 7)                                         9,687          9,749
    Deferred income taxes                                                         1,504          1,442
    Other assets                                                                 24,685         14,478
                                                                             ----------      ----------

  TOTAL ASSETS                                                               $  641,950     $  636,798
                                                                             ==========      ==========


LIABILITIES AND SHAREHOLDER'S EQUITY

  LIABILITIES
    Accounts and drafts payable                                              $      257     $      251
    Income tax payable                                                            3,127          1,142
    Other liabilities                                                             5,015         12,463
                                                                             ----------      ----------
                                                                                  8,399         13,856

  COMMITMENTS AND CONTINGENCIES (SEE NOTE 6)

  SHAREHOLDER'S EQUITY
    Common stock - $0.01 par value; 100 shares
      authorized, issued, and outstanding                                           -              -
    Paid in capital                                                             423,104        423,104
    Shareholder's investment in affiliates                                      201,417        201,417
    Retained earnings (accumulated deficit)                                       9,030         (1,579)
                                                                             ----------      ----------
                                                                                633,551        622,942
                                                                             ----------      ----------

  TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                 $  641,950     $  636,798
                                                                             ==========      ==========
--------------------------------------------------------------------------------------------------------
See accompanying Notes to the Condensed Consolidated Financial Statements.



































CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)


BORDEN FOODS HOLDINGS CORPORATION
                                                                                       Three Months Ended
(In thousands except per share and share amounts)                                           March 31,
                                                                                        2002       2001
-----------------------------------------------------------------------------------------------------------

  CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
    Net income (loss)                                                               $   10,609   $   (6,352)
    Adjustments to reconcile net income (loss) to
    net cash from (used in) operating activities:
         Depreciation and amortization                                                    -           8,794
         Deferred tax benefit                                                              (62)      (6,948)

    Net change in assets and liabilities:
      Trade receivables                                                                   -         16,879
      Inventories                                                                         -          4,340
      Trade payables                                                                         6      (4,426)
      Accrued customer allowances                                                         -          1,303
      Income tax payable                                                                 1,985        (862)
      Other assets and liabilities                                                     (17,593)    (12,606)
                                                                                      ---------   ----------
                                                                                        (5,055)        122
                                                                                      ---------   ----------

  CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
    Capital expenditures                                                                  -         (3,485)
                                                                                      ---------   ----------

  CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
    Net short-term debt borrowings                                                        -            720
    Repayment of loans due to affiliates                                                  -            (65)
    Loans receivable from affiliates                                                  (136,967)          -
    Repayment of capital lease obligations                                                -            (54)
                                                                                      ---------   ----------
                                                                                      (136,967)        601
                                                                                      ---------   ----------

  DECREASE IN CASH AND EQUIVALENTS                                                    (142,022)     (2,762)

  CASH AND EQUIVALENTS AT BEGINNING
    OF PERIOD                                                                          434,444     222,374
                                                                                      ---------   ----------

  CASH AND EQUIVALENTS AT END
    OF PERIOD                                                                       $  292,422   $ 219,612
                                                                                      =========   ==========
-----------------------------------------------------------------------------------------------------------
See accompanying Notes to the Condensed Consolidated Financial Statements.
































--------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)  (CONTINUED)


BORDEN FOODS HOLDINGS CORPORATION

                                                                                     Three Months Ended
(In thousands except per share and share amounts)                                         March 31,
                                                                                        2002     2001
--------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash (received) paid:
    Interest                                                                        $  (1,941)  $   61
    Income taxes, net of refunds                                                          282    1,209
--------------------------------------------------------------------------------------------------------

See accompanying Notes to the Condensed Consolidated Financial Statements.































































<BTB>
-----------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  SHAREHOLDER'S  EQUITY  (UNAUDITED)
BORDEN  FOODS  HOLDINGS  CORPORATION


(In  thousands  except  per  share  and  share  amounts)
-----------------------------------------------------------------------------------------------------------
                                                      Shareholder's     Retained     Accumulated
                                           Paid in     Investment       Earnings     Translation
                                           Capital    in Affiliates     (Deficit)    Adjustments     Total
-----------------------------------------------------------------------------------------------------------
Balance at December 31, 2001           $   423,104  $  201,417      $ (1,579)      $    -         $ 622,942
-----------------------------------------------------------------------------------------------------------
Net income and comprehensive income                                   10,609
                                                                                                     10,609

Balance at March 31, 2002              $   423,104  $  201,417      $  9,030       $    -         $ 633,551
-----------------------------------------------------------------------------------------------------------

See  accompanying  Notes  to  the  Condensed  Consolidated Financial Statements.




























































BORDEN  FOODS  HOLDINGS  CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands)


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

In 1996, BCI, in a taxable transaction, sold certain food businesses and certain trademarks to Borden Foods Holdings Corporation ("Foods Holdings" or the "Company"). The purchase price was based on a third party valuation. There was no change in the book basis of assets and liabilities because the sale was between related parties and BCI's principal stockholders continued to control the Company. Within the terms of the sale, Foods Holdings fully and unconditionally guaranteed obligations under BCI's Credit Agreement and all of BCI's publicly held debt on a pari passu basis (see Note 5). As a result of this financial guarantee and in accordance with Regulation S-X rule 3-10, BCI is required to include in its filings with the Securities and Exchange Commission separate financial statements for Foods Holdings as if it were a registrant.

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

After review of the strategic alternatives for the Company, a decision was reached in the second quarter of 2001 to exit the Food business. During the third quarter of 2001, the Company completed the sales of essentially all of its business operations (see Note 2). Accordingly, the majority of Foods' operations are reflected as a discontinued operation for all periods. The
Company's continuing operations include the payment of management fees and investing available cash. The Company will also continue to sell its remaining assets, collect receivables and settle payables related to the discontinued operations. Prior to sales of the Foods business, the Company was a leading producer and marketer of a variety of food products worldwide, including pasta, pasta sauce, bouillon, dry soups and shelf stable meals.

Certain prior year amounts have been reclassified to conform to the 2002 presentation.


2.  DISCONTINUED  OPERATIONS

During the second quarter of 2001, the Company entered into definitive agreements to sell its pasta sauce, bouillon and dry soups businesses to H.J. Heinz Company ("Heinz") and to sell seven pasta brands to American Italian Pasta Company ("AIPC"). The Company also implemented a plan to sell its remaining pasta brands and shelf stable meals businesses. The measurement date applicable to each of these sales was May 31, 2001. The Company completed the sales to Heinz and AIPC on July 16, 2001. On July 30, 2001, the Company sold its remaining pasta business to New World Pasta Company. The Company completed the sale of its shelf stable meals business to Kraft Foods Holdings, Inc. on August 27, 2001.

All remaining facilities, equipment, and furniture of the Company were marked down to fair market value and are included in net assets held for sale. The Company recorded transaction reserves for severance, certain employee benefits, selling and legal fees, transition services and contract terminations related to discontinued operations at the time of such sales. As of March 31, 2002 and December 31, 2001, reserves of $2,159 and $7,550, respectively, remained in other liabilities. Additionally, $357 and $4,205 of incentive compensation remained in other liabilities at March 31, 2002 and December 31, 2001, respectively.

On March 9, 2002, the President signed the "Job Creation and Worker Assistance Act of 2002" into law. This law extends the carryback period from two years to five years for net operating losses arising in the 2001 and 2002 taxable years. As a result, a valuation allowance of $8,913 was recorded in the fourth quarter of 2001 for the balance of the 2001 net operating loss. This valuation allowance was released in the first quarter of 2002 and is reported as income from discontinued operations in the 2002 Condensed Consolidated Statement of Operations and Comprehensive Income.

These discontinued businesses generated a pre-tax loss from operations of $13,142 from net sales of $149,886 during the three months ended March 31, 2001 and income tax benefit from operations of $4,952 for the three months ended March 31, 2001.

The Company established reserves for workforce reductions, closure of facilities, selling and legal fees, contract terminations, transition services and other costs related to the divestiture of these unaligned businesses. As of March 31, 2002 and December 31, 2001, reserves related to the divestiture of unaligned businesses of $269 remained in other liabilities.

3.  AFFILIATE'S  SHARE  OF  INCOME  (LOSS)

In accordance with Investment LP's limited partnership agreement with the Company and LLC, the first allocation of a trademark gain was to the Company's priority return, which was a return of 10% per annum, cumulative and compounded annually on the Company's net capital contributions. The allocation of the remaining gain, computed on a tax basis, was 10% to the Company and 90% to LLC. After giving effect to all special allocations specified by the partnership agreement, net income or loss was allocated to the partners in proportion to their respective percentage interests. Due to the sales of substantially all of the Company's assets in the third quarter of 2001, the Company no longer holds trademarks and as such, no longer receives trademark gains. For the three months ended March 31, 2001, LLC was allocated an affiliates share of loss (see accompanying Statements of Operations) of $5.


4.  COMPREHENSIVE  INCOME  (LOSS)

Comprehensive  income  (loss)  was  computed  as  follows:

                                                           Three months ended March 31,
                                                                 2002          2001
                                                         -------------------------------
Net income (loss)                                             $ 10,609     $  (6,352)
Foreign currency translation adjustments                          -           (3,214)
                                                              ---------    ----------
                                                              $ 10,609     $  (9,566)
                                                              =========    ==========
                                                         -------------------------------


5.  RELATED  PARTIES

BCI provides certain administrative services, such as rental of office space, telephone support and postage to the Company at negotiated fees. The amount owed by the Company for reimbursement of such services was $838 at March 31, 2002 and $242 at December 31, 2001.

Eligible U.S. employees were provided employee pension benefits under the BCI domestic pension plan and could participate in the BCI retirement savings plan. The Company provided BCI with contributions for these benefits, certain of which were determined by BCI's actuary. The Company's portion of these benefit liabilities was considered to be an amount due to affiliate since BCI retained the legal obligation for these benefits. The Company provided payment for its portion of the net pension liability of $11,132 during the three months ended March 31, 2001. There was no amount payable by the Company for its portion of the net pension liability as of March 31, 2002 and December 31, 2001.

In the fourth quarter of 2001, subsequent to the sale of the Company's business operations (see Note 2), the Company paid BCI $12,302 to assume the liability for payment of claims made under essentially all of the Company's employee benefit plans, including group and general insurance and other administrative services. Benefits covered by this agreement include the employee pension benefits and retirement savings plan benefits mentioned above as well as retiree medical and life insurance benefits and any remaining claims made under the Company's medical and dental benefit plans. The Company was owed $173 as of March 31, 2002 and $125 as of December 31, 2001 primarily from BCI for reimbursement of payments relating to group insurance and worker's compensation made by the Company on BCI's behalf.



The following summarizes the affiliate charges and reimbursements for the three months ended March 31, 2002 and 2001:

<BTB>
-------------------------------------------------------------------
                                           THREE MONTHS ENDED
                                                MARCH 31,
                                           -------------------
                                            2002          2001
                                           ------        ------

     Employee  benefits                  $    -       $   843
     Group  and  general  insurance           -            -
     Administrative services                 120          912
                                          --------    --------
                                         $   120      $ 1,755
                                          =========   ========
--------------------------------------------------------------------


Prior to the sale of the Company's business operations in the third quarter of 2001, the Company performed certain administrative services on behalf of other BCI affiliates. These services included customer service, purchasing and quality assurance. The Company charged these affiliates $116 for such services for the three months ended March 31, 2001. There were no amounts outstanding for these services at December 31, 2001.

The Company invests cash with BCI. The Company's investment balance was $73,050 at March 31, 2002 and $78,550 at December 31, 2001. The funds are invested overnight earning a rate set by BCI that generally approximates money market rates. The Company also had short-term loans outstanding that were issued to other affiliates of the Company's parent totaling $313,652 at March 31, 2002 and $176,685 at December 31, 2001. The Company earned interest income of $3,042 and $3,224 on these funds for the three months ended March 31, 2002 and 2001, respectively. Amounts receivable for interest were $2,051 and $5 at March 31, 2002 and December 31, 2001, respectively.

Borden Capital, Inc. (Capital) continues to provide executive, financial and strategic management to the Company for which it charges an annual fee of $5,000. Prior to 2002, this annual fee was $1,000. At March 31, 2002 the Company had $2,096 of payables due to affiliates, primarily to Capital for this management fee, recorded in other liabilities. At December 31, 2001, this payable was $242.


6.  COMMITMENTS  AND  CONTINGENCIES

Legal  Matters
--------------

The Company is involved in certain legal proceedings arising through the normal course of business. Management is of the opinion that the final outcomes of such proceedings should not have a significant impact on the Company's results of operations or financial position.


7.  SUBSEQUENT  EVENT

On April 25, 2002, the Company sold property, plant and equipment that was held for sale in exchange for net cash proceeds of $5,478, which approximates net book value.