Form 10-Q
period 2002-06-30
BORDEN CHEMICAL  INC
filed 2002-08-13
CIK 13239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF THE SECURITIES
--    EXCHANGE  ACT  OF  1934.

For  the  quarterly  period  ended               June  30,  2002
                                                 ---------------


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


                    180  East  Broad  Street,  Columbus,  OH  43215
                    -----------------------------------------------
                    (Address  of  principal  executive  offices)

                              (614)     225-4000
                              --------------------
               (Registrant's  telephone  number,  including  area  code)

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

Number of shares of common stock, $0.01 par value, outstanding as of the close of business on August 13, 2002: 201,003,883





































                              BORDEN CHEMICAL, INC.


INTRODUCTION

This Quarterly Report on Form 10-Q includes the Condensed Consolidated Financial Statements of Borden Chemical, Inc. ("the Company"). The Company is controlled by BW Holdings, LLC. ("BWHLLC").

On July 13, 2002, the Company's credit facility expired. Under the terms of the guarantee agreement between Borden Foods Holding Corporation ("Foods") and the Company, Foods was automatically released from its obligation as a guarantor of the Company's outstanding publicly held debt upon Foods being released from its obligation as a guarantor under the Company's credit facility. Accordingly, Foods' Condensed Consolidated Financial Statements are no longer included in
Part II of the Company's quarterly financial filings with the Securities and Exchange Commission.



































































                              BORDEN CHEMICAL, INC.

                                      INDEX





PART I - FINANCIAL INFORMATION

ITEM 1.  BORDEN CHEMICAL, INC. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Condensed Consolidated Statements of Operations and Comprehensive Income,
                three months ended June 30, 2002 and 2001 . . . . . . . . . . . . . . . . . .   4
                six months ended June 30, 2002 and 2001 . . . . . . . . . . . . . . . . . . .   6
 Condensed Consolidated Balance Sheets, June 30, 2002 and December 31, 2001 . . . . . . . . .   8
 Condensed Consolidated Statements of Cash Flows, six months ended June 30, 2002 and 2001 . .  10
 Condensed Consolidated Statement of Shareholders' Deficit, six months ended June 30, 2002. .  12
 Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . .  13


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  20


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS. . . . . . . . . . . . . . . . . . . . . . .  27

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . .  27





















































CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
AND  COMPREHENSIVE  INCOME  (UNAUDITED)
BORDEN  CHEMICAL,  INC.
---------------------------------------------------------------------------------------------------
                                                                      Three months ended June 30,
(In thousands, except per share data)                                   2002                 2001
---------------------------------------------------------------------------------------------------
  Net sales. . . . . . . . . . . . . . . . . . . . . . . .     $      309,567     $     377,836
  Cost of goods sold . . . . . . . . . . . . . . . . . . .            236,390           297,679
                                                                  ------------       ------------

  Gross margin . . . . . . . . . . . . . . . . . . . . . .             73,177            80,157
                                                                  ------------       ------------
  Distribution expense . . . . . . . . . . . . . . . . . .             15,546            16,750
  Marketing expense. . . . . . . . . . . . . . . . . . . .             11,108            11,043
  General & administrative expense . . . . . . . . . . . .             22,551            42,436
  Loss (gain) on sale of assets. . . . . . . . . . . . . .                128              (834)
  Business realignment expense . . . . . . . . . . . . . .              5,401            13,956
  Other operating expense. . . . . . . . . . . . . . . . .              6,457             3,853
                                                                  ------------       ------------

  Operating income (loss). . . . . . . . . . . . . . . . .             11,986            (7,047)

  Interest expense . . . . . . . . . . . . . . . . . . . .             12,180            13,388
  Affiliated interest expense, net of affiliated interest
       income of $0 and $679, respectively . . . . . . . .                349             3,563
  Other non-operating (income) loss. . . . . . . . . . . .             (1,572)              491
  Impairment of equity investment. . . . . . . . . . . . .                -              10,000
                                                                  ------------       ------------

  Income (loss) from continuing operations
       before income tax . . . . . . . . . . . . . . . . .              1,029           (34,489)
  Income tax benefit . . . . . . . . . . . . . . . . . . .             (1,669)           (7,021)
                                                                  ------------       ------------
  Income (loss) from continuing operations . . . . . . . .              2,698           (27,468)
                                                                  ------------       ------------

  Discontinued operations:
       Income from operations, net of tax. . . . . . . . .               -                5,739
                                                                  ------------       ------------

  Net income (loss). . . . . . . . . . . . . . . . . . . .              2,698           (21,729)

  Preferred stock dividends. . . . . . . . . . . . . . . .                -              (18,431)
                                                                  ------------       ------------
  Net income (loss) applicable to common stock . . . . . .  $           2,698     $      (40,160)
                                                                  ============       =============

  Comprehensive income . . . . . . . . . . . . . . . . . .  $             419     $      (20,780)
                                                                  ============       =============
---------------------------------------------------------------------------------------------------




See  Notes  to  Condensed  Consolidated  Financial  Statements


























CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
AND  COMPREHENSIVE  INCOME  (UNAUDITED)  (CONTINUED)
BORDEN  CHEMICAL,  INC.


-----------------------------------------------------------------------------------------
                                                            Three months ended June 30,
(In thousands, except per share data)                        2002                2001
-----------------------------------------------------------------------------------------
  Basic and Diluted Per Share Data
------------------------------------

  Income (loss) from continuing operations. . .        $    0.01            $     (0.14)
  Discontinued operations:
       Income from operations, net of tax . . .             -                      0.03
                                                         -----------          -----------

  Net income (loss) . . . . . . . . . . . . . .             0.01                  (0.11)

  Preferred stock dividends . . . . . . . . . .             -                     (0.09)
                                                         -----------          -----------

  Net income (loss) applicable to common stock.        $    0.01           $      (0.20)
                                                         ===========          ===========

  Dividends per common share. . . . . . . . . .        $    -              $        -
  Dividends per preferred share . . . . . . . .        $    -              $       0.75

  Average number of common shares outstanding
       during the period -basic . . . . . . . .          199,361                198,975

  Average number of common shares outstanding
       during the period -dilutive. . . . . . .          202,123                198,975
-----------------------------------------------------------------------------------------

See  Notes  to  Condensed  Consolidated  Financial  Statements


















































CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
AND  COMPREHENSIVE  INCOME  (UNAUDITED)
BORDEN  CHEMICAL,  INC.

-------------------------------------------------------------------------------------------------
                                                                     Six months ended June 30,
(In thousands, except per share data)                               2002                   2001
-------------------------------------------------------------------------------------------------
  Net sales. . . . . . . . . . . . . . . . . . . . . . . .    $   605,658           $    738,933
  Cost of goods sold . . . . . . . . . . . . . . . . . . .        458,861                583,980
                                                               -------------         -------------

  Gross margin . . . . . . . . . . . . . . . . . . . . . .        146,797                154,953
                                                               -------------         -------------

  Distribution expense . . . . . . . . . . . . . . . . . .         30,116                 33,585
  Marketing expense. . . . . . . . . . . . . . . . . . . .         21,542                 20,934
  General & administrative expense . . . . . . . . . . . .         49,480                 69,032
  Loss (gain) on sale of assets. . . . . . . . . . . . . .            129                 (3,422)
  Business realignment expense . . . . . . . . . . . . . .         10,060                  9,900
  Other operating expense. . . . . . . . . . . . . . . . .          8,392                  7,655
                                                               -------------         -------------

  Operating income . . . . . . . . . . . . . . . . . . . .         27,078                 17,269

  Interest expense . . . . . . . . . . . . . . . . . . . .         23,967                 26,472
  Affiliated interest expense, net of affiliated interest
       income of $455 and $1,062, respectively . . . . . .            616                  8,618
  Other non-operating income . . . . . . . . . . . . . . .         (3,860)                  (622)
  Impairment of equity investment. . . . . . . . . . . . .            -                   10,000
                                                               -------------         -------------

  Income (loss) from continuing operations
       before income tax . . . . . . . . . . . . . . . . .          6,355                (27,199)
  Income tax expense (benefit) . . . . . . . . . . . . . .          5,544                   (106)
                                                               -------------         -------------

  Income (loss) from continuing operations . . . . . . . .            811                (27,093)
                                                               -------------         -------------

  Discontinued operations:
       Income from operations, net of tax. . . . . . . . .            -                    6,209
                                                               -------------         -------------

  Income (loss) before cumulative effect of change in
  accounting principle . . . . . . . . . . . . . . . . . .            811                (20,884)

  Cumulative effect of change in accounting principle. . .        (29,825)                   -
                                                               -------------         -------------

  Net loss . . . . . . . . . . . . . . . . . . . . . . . .        (29,014)               (20,884)

  Preferred stock dividends. . . . . . . . . . . . . . . .           -                   (36,862)
                                                               -------------         -------------

  Net loss applicable to common stock. . . . . . . . . . .    $   (29,014)          $    (57,746)
                                                               ==============        =============

  Comprehensive income . . . . . . . . . . . . . . . . . .    $   (33,864)          $    (34,180)
                                                               ==============        =============
-------------------------------------------------------------------------------------------------



See  Notes  to  Condensed  Consolidated  Financial  Statements


















CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
AND  COMPREHENSIVE  INCOME  (UNAUDITED)  (CONTINUED)
BORDEN  CHEMICAL,  INC.

----------------------------------------------------------------------------------------------
                                                                  Six months ended June 30,
(In thousands, except per share data)                          2002                     2001
----------------------------------------------------------------------------------------------
  Basic and Diluted Per Share Data
-------------------------------------

  Income (loss) from continuing operations . . . . . .   $      -                  $    (0.14)
  Discontinued operations:
       Income from operations, net of tax. . . . . . .          -                        0.03
                                                           ----------                ----------

  Income (loss) before cumulative effect of change in
  accounting principle . . . . . . . . . . . . . . . .          -                       (0.11)

  Cumulative effect of change in accounting principle.        (0.15)                       -
                                                           -----------               ----------

  Net loss . . . . . . . . . . . . . . . . . . . . . .        (0.15)                    (0.11)
  Preferred stock dividends. . . . . . . . . . . . . .          -                       (0.18)
                                                           -----------               ----------

  Net loss applicable to common stock. . . . . . . . .   $    (0.15)              $     (0.29)
                                                           ============             ===========

  Dividends per common share . . . . . . . . . . . . .   $     -                  $      0.06
  Dividends per preferred share. . . . . . . . . . . .   $     -                  $      1.50

  Average number of common shares outstanding
       during the period - basic . . . . . . . . . . .      199,253                   198,975

  Average number of common shares outstanding
       during the period - dilutive. . . . . . . . . .      200,831                   198,975
----------------------------------------------------------------------------------------------


See  Notes  to  Condensed  Consolidated  Financial  Statements










































----------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)
BORDEN  CHEMICAL,  INC.

(In  thousands)

                                                         June 30,     December 31,
ASSETS                                                     2002           2001
----------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and equivalents. . . . . . . . . . . . . . .  $   31,540     $    24,632
  Accounts receivable (less allowance for doubtful
    accounts of $16,481 in 2002 and $16,659 in 2001)    171,832         164,137
  Accounts receivable from affiliates . . . . . . .       2,596           7,077
  Inventories:
    Finished and in-process goods . . . . . . . . . .    43,108          54,184
    Raw materials and supplies. . . . . . . . . . .      39,472          38,050
  Deferred income taxes . . . . . . . . . . . . . .      66,601          63,486
  Other current assets. . . . . . . . . . . . . . .       6,949           9,231
                                                     -----------     -----------
                                                        362,098         360,797
                                                     -----------     -----------

INVESTMENTS AND OTHER ASSETS
  Restricted cash . . . . . . . . . . . . . . . . .      81,262             884
  Investment in affiliate . . . . . . . . . . . . .           -         110,000
  Deferred income taxes . . . . . . . . . . . . . .      92,115          89,674
  Other assets. . . . . . . . . . . . . . . . . . .      18,495          23,720
                                                     -----------     -----------
                                                        191,872         224,278
                                                     -----------     -----------

PROPERTY AND EQUIPMENT
  Land. . . . . . . . . . . . . . . . . . . . . . .      31,383          30,124
  Buildings . . . . . . . . . . . . . . . . . . . .      96,368          98,309
  Machinery and equipment . . . . . . . . . . . . .     663,065         652,076
                                                     -----------     -----------
                                                        790,816         780,509
  Less accumulated depreciation . . . . . . . . . .    (336,553)       (322,952)
                                                     -----------     -----------
                                                        454,263         457,557

GOODWILL. . . . . . . . . . . . . . . . . . . . . .      41,013          71,399
OTHER INTANGIBLE ASSETS . . . . . . . . . . . . . .       8,522           9,247
                                                     -----------     -----------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . .  $1,057,768     $ 1,123,278
                                                     ===========      ==========
----------------------------------------------------------------------------------

See  Notes  to  Condensed  Consolidated  Financial  Statements































----------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  BALANCE  SHEETS
BORDEN  CHEMICAL,  INC.

(In  thousands,  except  share  data)

                                                                    June 30,     December 31,
LIABILITIES AND SHAREHOLDERS' DEFICIT                                 2002           2001
----------------------------------------------------------------------------------------------
CURRENT LIABILITIES
  Accounts and drafts payable . . . . . . . . . . . . . . . . . .  $  107,404     $   124,690
  Accounts payable to affiliates. . . . . . . . . . . . . . . . .       3,291             750
  Debt payable within one year. . . . . . . . . . . . . . . . . .       4,404           3,078
  Loans payable to affiliates . . . . . . . . . . . . . . . . . .      92,085          78,550
  Note payable to unconsolidated subsidiary . . . . . . . . . . .           -          34,181
  Other current liabilities . . . . . . . . . . . . . . . . . . .     106,141         106,958
                                                                   ----------       ----------
                                                                      313,325         348,207
                                                                   ----------       ----------

OTHER LIABILITIES
  Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . .     531,934         532,497
  Non-pension post-employment benefit obligations . . . . . . . .     147,773         150,916
  Other long-term liabilities . . . . . . . . . . . . . . . . . .     188,328         188,963
                                                                   ----------       ----------
                                                                      868,035         872,376
                                                                   ----------       ----------
COMMITMENTS AND CONTINGENCIES (SEE NOTE 11)

SHAREHOLDERS' DEFICIT
  Common stock - $0.01 par value: authorized 300,000,000 shares,
    Issued 201,003,883 and 199,121,749 shares in 2002 and
    2001, respectively. . . . . . . . . . . . . . . . . . . . . .       2,010           1,990
  Paid in capital . . . . . . . . . . . . . . . . . . . . . . . .   1,117,686       1,106,789
  Receivable from parent. . . . . . . . . . . . . . . . . . . . .    (404,817)       (404,817)
  Deferred compensation . . . . . . . . . . . . . . . . . . . . .      (3,340)              -
  Accumulated other comprehensive income. . . . . . . . . . . . .    (139,286)       (134,436)
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . .    (695,845)       (666,831)
                                                                   ----------       ----------
                                                                     (123,592)        (97,305)
                                                                   ----------       ----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT . . . . . . . . . . .  $1,057,768   $   1,123,278
                                                                   ===========     ===========
----------------------------------------------------------------------------------------------


See  Notes  to  Condensed  Consolidated  Financial  Statements




































--------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)
BORDEN  CHEMICAL,  INC.

                                                                       Six months ended June 30,
(In thousands)                                                         2002                2001
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net loss . . . . . . . . . . . . . . . . . . . . . . . .        $    (29,014)        $    (20,884)
  Adjustments to reconcile net loss to cash from (used in)
     operating activities:
     Loss (gain) on the sale of assets. . . . . . . . . . . .              129               (3,422)
     Deferred tax benefit . . . . . . . . . . . . . . . . . .           (4,394)             (21,956)
     Depreciation and amortization. . . . . . . . . . . . . .           24,118               28,353
     Business realignment expense. . . . . . . . . . . . .              10,060                9,900
     Unrealized (gain) loss on interest rate swap . . . . . .             (999)               1,001
     Impairment in equity investment. . . . . . . . . . . . .              -                 10,000
     Equity method investment expense . . . . . . . . . . . .              -                  1,117
     Cumulative effect of change in accounting principle. . .           29,825                  -
  Net change in assets and liabilities:
     Accounts receivable. . . . . . . . . . . . . . . . . . .          (10,811)             (18,936)
     Inventories. . . . . . . . . . . . . . . . . . . . . . .            8,433                  400
     Accounts and drafts payable. . . . . . . . . . . . . . .          (15,327)               6,706
     Income taxes . . . . . . . . . . . . . . . . . . . . . .            8,770               53,128
     Other assets . . . . . . . . . . . . . . . . . . . . . .            6,379               27,937
     Other liabilities. . . . . . . . . . . . . . . . . . . .          (28,363)             (20,665)
  Cash used by discontinued operations . . . . . . . . . .                 -                (19,771)
                                                                     ----------            ---------
                                                                        (1,194)              32,908
                                                                     ----------            ---------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Capital expenditures . . . . . . . . . . . . . . . . . .             (18,813)            (26,167)
  Proceeds from sale of note receivable to an affiliate. .             110,000                 -
  Proceeds from sale of assets . . . . . . . . . . . . . .               7,854              16,376
  Collection of affiliate's receivables. . . . . . . . . .                 -                   500
                                                                    ----------            ---------
                                                                        99,041              (9,291)
                                                                    ----------            ---------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Net short-term debt borrowings (repayments). . . . . . .               1,326            (31,909)
 (Repayments) borrowings of long-term debt. . . . . . . .                 (563)            55,704
  Affiliated borrowings/receipts (repayments/loans), net .              19,870            (14,914)
  Payment of note payable to unconsolidated subsidiary . .             (31,581)               -
  Increase in restricted cash. . . . . . . . . . . . . . .             (80,378)               -
  Interest received from parent. . . . . . . . . . . . . .                -                24,200
  Common stock dividends paid. . . . . . . . . . . . . . .                -               (24,200)
  Preferred stock dividends paid . . . . . . . . . . . . .                -               (36,862)
  Sale of common stock to management, net of repurchases .                 387               -
                                                                      ----------         ---------
                                                                       (90,939)           (27,981)
                                                                      ----------         ---------
--------------------------------------------------------------------------------------------------






























--------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)  (CONTINUED)
BORDEN  CHEMICAL,  INC.


                                                                             Six months ended June 30,
(In thousands)                                                               2002               2001
--------------------------------------------------------------------------------------------------------
  Increase (decrease) in cash and equivalents. . . . . . . . . .            6,908              (4,364)
  Cash and equivalents at beginning
     of period. . . . . . . . . . . . . . . . . . . . . . . . . . .        24,632              26,934
                                                                         -----------         ----------
  Cash and equivalents at end
     of period. . . . . . . . . . . . . . . . . . . . . . . . . . .   $    31,540         $    22,570
                                                                         ===========         ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid (received):
  Interest, net. . . . . . . . . . . . . . . . . . . . . . . . .      $    23,681         $    34,785
  Income taxes, net. . . . . . . . . . . . . . . . . . . . . . .            5,873             (34,050)
  Non-cash activity:
        Capital contribution by parent . . . . . . . . . . . . .            6,959              13,030
        Settlement of note payable to unconsolidated subsidiary.            2,600                 -
--------------------------------------------------------------------------------------------------------


See  Notes  to  Condensed  Consolidated  Financial  Statements























































--------------------------------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  DEFICIT  (UNAUDITED)
BORDEN CHEMICAL, INC.

(In thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                Accumulated
                                                Common     Paid-in    Receivable     Deferred      Other      Accumulated
                                                Stock      Capital      from      Compensation Comprehensive    Deficit     Total
                                                                       Parent                       Income
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                     $  1,990 $ 1,106,789  $ (404,817)  $    -       $ (134,436)  $  (666,831) $ (97,305)
-----------------------------------------------------------------------------------------------------------------------------------

Net loss . . . . . . . . . . . . . . . . . . .                                                                  (29,014)   (29,014)
Translation adjustments and other. . . . . . .                                                     (5,419)                  (5,419)

Derivative activity (net of $312 tax). . . . .                                                        569                      569
                                                                                                                         ----------

COMPREHENSIVE INCOME . . . . . . . . . . . . .                                                                             (33,864)
                                                                                                                         ----------

Shares sold to management, net of repurchases.        4         383                                                            387

Restricted stock issued to management. . . . .       16       3,555                   (3,571)                                  -

Compensation expense on restricted stock . . .                                           231                                   231

Other capital contributions from parent. . . .                6,959                                                          6,959
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2002 . . . . . . . . . . . . $  2,010   $ 1,117,686  $ (404,817)  $ (3,340)  $ (139,286)  $ (695,845)  $(123,592)
-----------------------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements















































NOTES  TO  CONDENSED  CONSOLIDATED
FINANCIAL  STATEMENTS
(Dollars  in  thousands  except  per  share  amounts and as otherwise indicated)

1.     BACKGROUND

On March 14, 1995, affiliates of Kohlberg, Kravis Roberts & Co. ("KKR") acquired control of the Company. In late 1995, the Company began the process of redesigning its operating structure in order to maximize value for its owners and divested businesses that did not fit into its long-term strategic plan. After divestiture of the Consumer Adhesives business segment in 2001, the Company's sole remaining business is the Chemical business, which is engaged primarily in manufacturing, processing, purchasing and distributing forest products and industrial resins, formaldehyde, coatings and other specialty and industrial chemicals worldwide. The Company's parent is Borden Holdings, Inc. ("BHI"), which is a wholly owned subsidiary of BWHLLC.

2.     BASIS  OF  PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements (the "Financial Statements") include the accounts of Borden Chemical, Inc. and its subsidiaries, after elimination of intercompany accounts and transactions. Note 3 discusses changes from previously filed Financial Statements due to a change in the reporting entity that occurred in the first quarter of 2002.

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

3.     CHANGE  IN  REPORTING  ENTITY

BCP Management, Inc. ("BCPM"), a wholly owned subsidiary of the Company, serves as the general partner of Borden Chemicals and Plastics Limited Partnership ("BCP") and Borden Chemical and Plastics Operating Limited Partnership ("BCPOLP"). BCP is the sole limited partner of BCPOLP. As general partner, BCPM has certain fiduciary responsibilities to BCP and BCPOLP. BCP and BCPOLP were created in November 1987, as separate and distinct entities from the Company and BCP is 99% owned by the public. On April 3, 2001, BCPOLP and its subsidiary, BCP Finance Corporation, filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code. On March 22, 2002, BCPM also filed a voluntary petition for protection under Chapter 11 of the Bankruptcy Code. On August 1, 2002, BCPM and BCPOLP filed a proposed Joint Plan of Liquidation with the U.S Bankruptcy Court for the District of Delaware which, if confirmed by Bankruptcy Court, would result in the liquidation of BCPM and BCPOLP and the distribution of the resulting cash proceeds (net of administrative claims and expenses) to their respective creditors in accordance with the plan.

As a result of the bankruptcy, the Company's rights as the shareholder of BCPM and the authority of the Board of Directors of BCPM with respect to BCPM's operations have been significantly restricted. Consequently, the Company no longer includes BCPM in its Financial Statements but rather accounts for BCPM under the equity method of accounting for all periods presented. There is no impact on previously reported amounts of net income as a result of the deconsolidation. The impact on the Condensed Consolidated Balance Sheets of the deconsolidation is to reduce both total assets and liabilities by $38,469 and $40,348 at June 30, 2002 and December 31, 2001, respectively. The Company's equity-method investment in BCPM has been written-down to $0.
























4.     BUSINESS  REALIGNMENT  EXPENSE

In the first half of 2002, the Company recorded net business realignment expense of $10,060, $5,401 in second quarter and $4,659 in first quarter.

Provided below is a summary of business realignment reserve activity for first two quarters 2002:

-----------------------------------------------------------------------------------------------------------
                                                      RESERVES                                     RESERVES
                                                     DECEMBER  31,       2002         2002         JUNE 30,
                                                        2001            EXPENSE      CHARGES         2002
---------------------------------------------------------------------------------------------------------


Plant closure costs (including employee
costs)
                                                $      14,389       $    8,794    $    (8,084)   $   15,099

Corporate severance and other employee
costs .                                                 8,360            1,266         (2,867)        6,759
                                                     ---------         --------       --------      -------
                                                $      22,749       $   10,060    $   (10,951)  $    21,858
-----------------------------------------------------------------------------------------------------------



Business realignment expense in 2002 of $10,060 consists of $11,259 of plant closure costs, primarily related to the closure of the melamine crystal business facilities, and $1,266 of severance and other employee costs, partially offset by a pre-tax gain on the sale of land associated with a previously closed plant of $2,465 ($1,602 after-tax). Plant closure costs include plant employee severance of $8,718 and demolition, environmental and other costs of $2,541.

Business realignment expense in 2001 of $9,900 consisted of $16,595 of plant closure costs and a $3,812 charge for severance costs related to a corporate workforce reduction program. These costs were partially offset by a pre-tax gain on the sale of land associated with a previously closed plant of $10,507 ($6,514 after-tax).

5.     RESTRICTED  CASH

Restricted cash at June 30, 2002 and December 31, 2001 represents cash collateral related to the Company's uncommitted letter of credit facility. The $85,000 facility requires the Company to provide cash collateral equivalent to 101% of the letters of credit outstanding. The amount of letters of credit and cash collateral outstanding under this facility at August 13, 2002 were $80,707 and $81,514, respectively.

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

The following table provides a comparison of 2002 to 2001 as if the new accounting principle were applied to the prior year period:

----------------------------------------------------------------------------------------------------------
                                                                    SIX MONTHS ENDED JUNE 30,


                                                               2002                           2001
Reported net loss                                         $  (29,014)                    $   (20,884)
Add back goodwill amortization                                  -                              1,623
                                                            ---------                       ---------
Adjusted net loss                                            (29,014)                        (19,261)
Add back cumulative effect of change in
   accounting principle                                       29,825                            -
                                                            ---------                       ---------
Adjusted income (loss) before cumulative effect
   in change in accounting principle                      $      811                     $   (19,261)
                                                            =========                       =========

Basic and diluted per share data:
Reported net loss                                         $    (0.15)                    $     (0.11)
Add back goodwill amortization                                   -                               .01
                                                            ---------                       ---------
Adjusted net loss                                              (0.15)                          (0.10)
                                                            ---------                       ---------
Add back cumulative effect of change in
   accounting principle                                         0.15                             -
                                                            ---------                       ---------

Adjusted income (loss) before cumulative effect
   of change in accounting principle                      $     -                        $     (0.10)
                                                            =========                       =========
----------------------------------------------------------------------------------------------------------


The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows:

---------------------------------------------------------------------------------

Goodwill balance at December 31, 2001                                $ 71,399

Less goodwill impairment recognized   upon adoption of SFAS No. 142   (29,825)
Foreign currency translation                                             (561)
                                                                     ---------
Goodwill balance at June 30, 2002                                    $ 41,013
                                                                     =========
---------------------------------------------------------------------------------


Intangible assets, which will continue to be amortized, consist of the following:


------------------------------------------------------------------------------------------------------------
                                                   At June 30, 2002                    At December 31, 2001
                                                 ----------------------               ----------------------

                                                       Gross                                        Gross
                                                     Carrying      Accumulated      Carrying     Accumulated
                                                      Amount      Amortization       Amount      Amortization
                                                 --------------  --------------   -------------  ------------
Intangible assets:

Customer list and contracts                   $      6,559     $     3,270       $   6,559      $     2,824
Formulas and technology                              6,524           4,036           6,524            3,730
   Unrecognized prior service cost                   2,657             -             2,657              -
Other                                                  744             656             744              683
                                                   ----------       ---------      --------        ---------
                                              $     16,484     $     7,962       $  16,484      $     7,237
                                                   ==========       =========      ========        =========
------------------------------------------------------------------------------------------------------------

Aggregate intangible amortization expense for the three months ended June 30, 2002 and 2001 was $292 and $337, respectively and $725 and $673 for the six months ended June 30, 2002 and 2001, respectively.

Estimated annual intangible amortization expense for 2002 through 2006 is as follows:

                               2002     $    1,672
                               2003          1,657
                               2004          1,657
                               2005          1,648
                               2006          1,123

The Company's recorded goodwill of $71,399 as of December 31, 2001 had been recorded in conjunction with numerous business acquisitions. As mentioned above, in accordance with the implementation of SFAS No. 142, the Company tested goodwill for impairment as of January 1, 2002. As required by the new accounting principle, to perform the goodwill impairment test the Company identified the appropriate reporting units, assigned assets and liabilities (including goodwill) to the reporting units, determined estimated fair values of the reporting units, and assessed whether the estimated fair value of each reporting unit was more or less than the carrying amount of the assets and liabilities assigned to the units. As a result of this test, the fair value of each reporting unit exceeded the carrying amount of assets and liabilities assigned, except for the Company's European reporting unit. Based on the excess of the carrying value over the estimated fair value of its European reporting unit, the Company recorded a goodwill impairment charge of $29,825 which represents 100% of January 1, 2002 carrying amount. There was no tax benefit recognized in conjunction with the impairment charge. This impairment charge is reported as the cumulative effect of change in accounting principle in the Condensed Consolidated Statements of Operations and the goodwill amount at June 30, 2002 has been reduced by this amount.

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

7.     RESTRICTED  COMMON  STOCK

In the first quarter 2002, the Company granted 1,058,201 shares of restricted common stock to management under the Amended and Restated 1996 Stock Purchase and Option Plan. In the second quarter, the Company granted an additional 529,100 shares of restricted stock to management. The total deferred compensation of $3,571 related to the restricted common shares is being amortized over the three-year vesting period.






























8.     DISCONTINUED  OPERATIONS

In third quarter 2001, the Company sold its Consumer Adhesives business segment to an affiliate. Consequently, the financial results of Consumer Adhesives are reported as discontinued operations in the Condensed Consolidated Statements of Operations and Cash Flows for the three and six months ended June 30, 2001. Provided below are the major components of the amount reported as income from discontinued operations in 2001:

---------------------------------------------------------------------------------
                                                           JUNE 30, 2001

                                                THREE MONTHS          SIX MONTHS
                                                   ENDED                ENDED
---------------------------------------------------------------------------------

Net sales                                  $      47,021        $    71,411
Income before income taxes                         9,030              9,453
Income tax expense                                 3,291              3,244
                                             ---------------      ---------------
Income from discontinued operations        $       5,739        $     6,209

---------------------------------------------------------------------------------



9.     COMPREHENSIVE  INCOME

Comprehensive  income  is  computed  as  follows:

--------------------------------------------------------------------------------------
                                                THREE MONTHS ENDED JUNE 30,
                                                    2002                2001
--------------------------------------------------------------------------------------


Net income (loss)                             $     2,698         $   (21,729)
Foreign currency translation adjustments           (2,564)               (476)
Reclassification adjustments                          -                   984
Derivative activity                                   285                 441
                                                 ------------      -------------
                                              $       419         $   (20,780)
--------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------
                                                       SIX MONTHS ENDED JUNE 30,
 ---------------------------------------------------------------------------------------
                                                     2002                 2001

Net loss                                      $   (29,014)        $   (20,884)
Foreign currency translation adjustments           (5,419)            (12,646)
Reclassification adjustments                          -                   984
Cumulative effect of change in
   accounting principle                               -                (3,293)
Derivative activity                                   569               1,659
                                                 ------------      -------------
                                              $   (33,864)        $   (34,180)
---------------------------------------------------------------------------------------

The foreign currency translation adjustments in 2002 and 2001 relate primarily to the United Kingdom and Latin America, partially offset by favorable exchange rates in Canada. The cumulative effect of change in accounting principle in 2001 relates to the adoption of SFAS No. 133 as of the beginning of 2001. The derivative activity amounts represent reclassification into earnings of the original cumulative effect of change in accounting principle.

10.     RELATED  PARTY  TRANSACTIONS

Financing  and  Investing  Arrangements
---------------------------------------

Certain affiliates of the Company invest cash with the Company at rates that generally approximate market rates. These investments are recorded as loans payable to affiliates in the Condensed Consolidated Balance Sheets. Borden Foods Holding Corporation ("Foods"), an affiliate of the Company, had $92,085 and $78,550 invested at June 30, 2002 and December 31, 2001, respectively. The Company recorded affiliated interest expense of $349 and $4,242 related to amounts invested by affiliates for the three months ended June 30, 2002 and 2001, respectively, and $1,071 and $9,680 for the six months ended June 30, 2002 and 2001, respectively.

In first quarter 2002, the Company settled in full its note payable to BCPM (the "Note") in the form of cash payments of $31,581 and $2,600 of certain set-offs asserted by the Company against amounts due under the Note. BCPM acknowledged the validity and enforceability of certain set-offs asserted against amounts due under the Note by the Company; the Company waived the right to assert certain other set-offs against amounts due under the Note; and BCPM and the Company exchanged mutual releases with respect to the Note. A committee comprised solely of independent directors of BCPM, represented and advised by separate and independent counsel, reviewed and agreed to the above provisions.

As disclosed in Notes 4 and 14 of the Company's 2001 Annual Report on Form 10-K, the Company expressed that it intended to cancel a $404,817 note receivable (plus accrued interest) from BHI, which has been accounted for as a reduction from equity. As of June 30, 2002, the Company has not made a decision regarding the cancellation of this note receivable. Historically, BHI funded the interest due on the note through common dividends received from the Company. Quarterly interest has not been paid, nor an associated dividend declared, since October 15, 2001 and no further interest and dividend payments are expected in 2002.

At December 31, 2001, the Company had a $110,000 preferred stock investment in Consumer Adhesives, an affiliate of the Company. The preferred stock was redeemed on March 1, 2002 for a $110,000 note receivable from Consumer Adhesives. On March 12, 2002, the note receivable was sold to the Company's parent for cash of $110,000 plus accrued interest of $455.

As a guarantor of the Company's debt, Foods received an annual fee from the Company of $1,100. Under the terms of the guarantee agreement between Foods and the Company, Foods was automatically released from the obligation to guarantee the payment of the Company's outstanding publicly held debt upon Foods being released from the obligation to guarantee the payment of amounts due under the Company's $250,000 Credit Agreement that expired on July 13, 2002. The guarantee was filed as Exhibits 4(i)-4(iv) in the Company's June 30, 1996 Quarterly Report on Form 10-Q.

Administrative  Service,  Management  and  Consulting  Arrangements
-------------------------------------------------------------------

The Company provides administrative services to Foods under a revised agreement effective for 2002. The total fee for this agreement is $120 in 2002. Fees received for these services are offset against the Company's general and administrative expenses and totaled $30 and $250 for the three months ended June 30, 2002 and 2001, respectively, and $60 and $500 for the six months ended June 30, 2002 and 2001, respectively. In addition, the Company pays certain costs on behalf of Foods and is reimbursed by Foods for 100% of these costs. Included in accounts receivable from affiliates at June 30, 2002 and December 31, 2001 is $480 and $257, respectively, related to these costs.

Capital provides management, consulting and governance to the Company, and the Company provides certain administrative services to Capital. The Company's fee was $9,000 per annum payable quarterly in arrears, which represented Capital's gross fee less the Company's fee for providing administrative services to Capital. At June 30, 2002, $2,250 was included in accounts payable to affiliates for amounts due to Capital under this arrangement. In second quarter 2002, based on various economic and other developments, the Company's parent made a decision to wind down Capital's operations by the end of 2002. This decision resulted in immediate recognition by Capital of incremental expenses and liabilities related primarily to severance and rent obligations. These incremental expenses are the legal obligation of Capital and will be funded by Capital. The Company's share of Capital's incremental expenses is $5,500 for 2002 and the Company has recognized its share of these expenses as an additional management fee from Capital. Since the Company is not responsible for settling these liabilities, the charge has also been recorded as a capital contribution to the Company.




















The Company pays certain costs on Capital's behalf and is reimbursed by Capital for 100% of these costs. Included in accounts receivable from affiliates at June 30, 2002 is $772 of these costs.

Other  Transactions  and  Arrangements
--------------------------------------

Prior to the sale of Consumer Adhesives to an affiliate of the Company, Consumer Adhesives and the Company were parties to a tax sharing agreement. Under this agreement, Consumer Adhesives paid income taxes to the Company as if Consumer Adhesives filed stand-alone federal and state income tax returns. At June 30, 2002 and December 31, 2001, the Company had an outstanding receivable from Consumer Adhesives of $326 and $6,661, respectively, for unpaid federal and state income tax.

11.     COMMITMENTS  AND  CONTINGENCIES

ENVIRONMENTAL MATTERS - The Company, like others in similar businesses, is subject to extensive Federal, state and local environmental laws and regulations. Although environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent regulation could require the Company to make additional unforeseen environmental expenditures. Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Environmental accruals are routinely reviewed on an interim basis as events and developments warrant and are subject to a comprehensive review annually during the fourth quarter. In addition, under an Environmental Indemnity Agreement between the Company and BCP, the Company has agreed, subject to certain conditions and limitations, to indemnify BCP from certain environmental liabilities arising from or relating to occurrences on or prior to November 30, 1987 which are incurred on or prior to November 30, 2002 at BCP facilities which were previously owned by the Company and share on an equitable basis liabilities incurred on or before November 30, 2002 arising from or relating to facts or circumstances existing and requirements in effect both prior to and after November 30, 1987. The Company has accrued approximately $46,104 and $43,423 at June 30, 2002 and December 31, 2001, respectively, for probable environmental remediation and restoration liabilities. Of these amounts, $6,079 and $2,400 at June 30, 2002 and December 31, 2001, respectively, relate to environmental and restoration liabilities that are included in the Company's business realignment reserve (see Note 4). This is management's best estimate of these liabilities, based on currently available information and analysis. The Company believes that it is reasonably possible that costs associated with such liabilities may exceed current reserves by amounts that may prove insignificant, or by amounts, in the aggregate, of up to approximately $32,000.

LEGAL MATTERS - The Company has recorded $2,228 and $2,794 in liabilities at June 30, 2002 and December 31, 2001, respectively, for legal costs that they believe are probable and reasonably estimable. Actual costs are not expected to exceed these amounts. The Company believes, based upon the information it currently possesses, and taking into account its established reserves for estimated liability and its insurance coverage, that the ultimate outcome of the foregoing proceedings and actions is unlikely to have a material adverse effect on the Company's financial statements.

OTHER - BCPM serves as general partner of BCP and BCPOLP. BCP is the sole limited partner of BCPOLP. As general partner, BCPM has certain fiduciary responsibilities to BCP and BCPOLP. BCP and BCPOLP were created in November 1987 as separate and distinct entities from the Company, and BCP is 99% owned by the public. On April 3, 2001, BCPOLP and its subsidiary, BCP Finance Corporation, filed voluntary petitions for protection under chapter 11 of the United States Bankruptcy Code, Title 11 of the United States Codes, in the United States Bankruptcy Court of the District of Delaware. On March 22, 2002, BCPM also filed a voluntary petition for protection under Chapter 11 of the Bankruptcy Code. On August 1, 2002, BCPM and BCPOLP filed a proposed Joint Plan of Liquidation with the U.S Bankruptcy Court for the District of Delaware which, if confirmed by Bankruptcy Court, would result in the liquidation of BCPM and BCPOLP and the distribution of the resulting cash proceeds (net of administrative claims and expenses) to their respective creditors in accordance with the plan. See Note 3 regarding the deconsolidation of BCPM.













Part  1.  FINANCIAL  INFORMATION

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands)

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

-------------------------------------------------------------------------------------------------------
                                                                  PERIOD ENDED JUNE 30,
                                                       3 MONTHS                            6 MONTHS
                                                 2002             2001            2002             2001
-------------------------------------------------------------------------------------------------------
NET SALES:
     Chemical                                $ 306,742        $  371,481   $     599,481   $   725,995
     Business disposed of (1)                    2,825             6,355           6,177        12,938
                                             ----------       -----------       ----------   ----------
                                             $ 309,567        $  377,836   $     605,658   $   738,933
                                             ==========        ==========       ==========   ==========
ADJUSTED OPERATING EBITDA:
     Chemical                                $  46,774        $   49,571   $      90,593   $    96,343
     Corporate and other                       (17,108)          (28,479)        (29,523)      (40,989)
     Business disposed of (1)                     (262)              143             186           168
                                             ----------       -----------       ----------   ----------
     TOTAL ADJUSTED OPERATING EBITDA (2)        29,404            21,235          61,256        55,522

     Significant or unusual items (3)           (5,401)          (13,956)        (10,060)       (9,900)
     Depreciation and amortization             (12,017)          (14,326)        (24,118)      (28,353)
                                             ----------       -----------       ----------   ----------
     OPERATING INCOME                        $  11,986        $   (7,047)  $      27,078   $    17,269
                                             ==========        ==========       ==========   ==========
-------------------------------------------------------------------------------------------------------

(1)     In  fourth  quarter  2001, the Company announced that it had decided to offer for sale its melamine crystal business and that it would attempt to complete the sale by the end of the year.  However,  as  of  the  end of 2001, no sale had been negotiated and in January 2002 the
Company  closed  its  melamine  crystal  business.
(2)     Adjusted  Operating  EBITDA  represents  net  income  (loss)  excluding  discontinued
operations, non-operating income and expenses, interest, taxes, depreciation, amortization and
Significant  and  Unusual  items  (see  below).
(3)     Significant  and  Unusual  items  represent  business  realignment  expenses. Business realignment  expense  in 2002 of $10,060 consists of $11,259 of plant closure costs, primarily related  to  the  closure of the melamine crystal business facilities, and $1,266 of severance and  other  employee  costs, partially offset by a pre-tax gain on the sale of land associated with  a  previously  closed  plant  of $2,465 ($1,602 after-tax).  Plant closure costs include plant  employee  severance  of $8,718 and demolition, environmental and other costs of $2,541.
Business realignment expense in 2001 of $9,900 consisted of $16,595 of plant closure costs and a $3,812 charge for severance costs related to a corporate workforce reduction program.  These costs were partially offset by a pre-tax gain on the sale of land associated with a previously closed  plant  of  $10,507  ($6,514  after-tax).

























THREE  MONTHS  ENDED  JUNE  30,  2002  VERSUS  THREE  MONTHS ENDED JUNE 30, 2001

Chemical
--------

Net sales dollars and Adjusted Operating EBITDA in second quarter 2002 were behind prior year by $64,739 and $2,797, respectively, representing declines of 17% and 6%, respectively. The primary components of the sales decline were lower selling prices resulting from the pass through of contract based raw material price declines, unfavorable product mix, unfavorable currency exchange rates and the sale of a business in Latin America in 2001. The decline in Adjusted Operating EBITDA was due to unfavorable product mix offset partially by a favorable spread between selling price declines and raw material cost declines and lower plant processing costs.

Lower selling prices reduced 2002 sales by approximately $41,000. The lower selling prices reflect lower raw material costs, as a substantial portion of the Company's sales volumes, especially for North American forest products, is sold under contracts that provide for monthly or quarterly selling price adjustments based on published cost indices for the Company's primary raw materials (i.e., methanol, phenol and urea).

Unfavorable volume mix negatively impacted 2002 sales by approximately $18,000. The unfavorable mix resulted from lower volumes of higher priced oilfield and UV coatings products. The volume decline in oilfield products is due to reduced drilling activity in second quarter 2002 compared to second quarter 2001 reflecting lower natural gas and oil prices. The UV coatings products volume decline is the result of significantly lower demand for optical fiber in the second quarter 2002 compared to the second quarter of 2001. Offsetting these declines were increased volumes in forest products and specialty resins. Higher forest product resins volume reflects strong housing starts in second quarter 2002 compared to second quarter 2001, in spite of generally weak economic conditions, while improved specialty resins volume reflects improved auto builds and favorable product mix.

Unfavorable exchange rates, primarily in Latin America, had an unfavorable impact on sales of approximately $4,000.

As mentioned above, Adjusted Operating EBITDA in second quarter 2002 of $46,774 was 6% lower than prior year. A positive spread between selling price and raw material cost declines, lower plant processing costs and increased volumes in North American formaldehyde and forest products were more than offset by the negative effect of the sales volume mix change due to lower volumes of oilfield and UV coatings products. The positive spread between selling prices and raw material cost declines reflects the lag time in selling price adjustments during times of declining raw material costs. The lower plant processing costs reflect lower energy costs and cost reduction initiatives.

Corporate  and  other
---------------------

Adjusted Operating EBITDA, which is composed primarily of general and administrative expenses and income and expenses related to divested businesses, improved $11,371 to a net expense of $17,108 in second quarter 2002 from a net expense of $28,479 in second quarter 2001. The improvement is primarily due to the absence of 2001 settlement and curtailment charges of $16,300, partially offset by the increased non-cash management, consulting and governance fee (also see Note 10 to the Condensed Consolidated Financial Statements).

Business  disposed  of
----------------------

The Company shut down its melamine crystal business facilities on January 11, 2002. Operating results for second quarter 2002 represent revenues and related expenses primarily from the sale of inventory subsequent to the closure date.
























SIX  MONTHS  ENDED  JUNE  30,  2002  VERSUS  SIX  MONTHS  ENDED  JUNE  30,  2001

Chemical
--------

Net sales dollars and Adjusted Operating EBITDA in 2002 were behind prior year by $126,514 and $5,750, respectively, representing declines of 17% and 6%, respectively. The primary components of the sales decline were lower selling prices resulting from the pass through of contract based raw material price declines, unfavorable product mix, unfavorable currency exchange rates and the sale of a Latin American business in 2001. The decline in Adjusted Operating EBITDA was due to unfavorable product mix and a higher bad debt expense, offset partially by a favorable spread between selling price declines and raw material cost declines and lower plant processing costs.

Lower selling prices reduced 2002 sales by approximately $85,000. The lower selling prices reflect lower raw material costs, as a substantial portion of the Company's sales volumes, especially for North American forest products, is sold under contracts that provide for monthly or quarterly selling price adjustments based on published cost indices for the Company's primary raw materials (i.e., methanol, phenol and urea).

Unfavorable volume mix negatively impacted 2002 sales by approximately $26,000. The unfavorable mix resulted from lower volumes of higher priced oilfield and UV coatings products. The volume decline in oilfield products is due to reduced drilling activity in 2002 compared to 2001 reflecting lower natural gas and oil prices. The UV coatings products volume decline is the result of significantly lower demand for optical fiber in 2002 compared to 2001. Offsetting these declines were increased volumes in forest products, specialty and foundry resins. Higher forest product resins volume reflects strong housing starts in 2002 compared to 2001, in spite of generally weak economic conditions. The improvement in specialty resins sales reflects improved auto builds and favorable product mix. Higher foundry resins volume reflects higher auto builds and incremental volume from a merger formed in second quarter 2001.

Unfavorable exchange rates, primarily in Latin America, had an unfavorable impact on sales of approximately $11,000.

As mentioned above, Adjusted Operating EBITDA in 2002 of $90,593 was 6% lower than prior year. A positive spread between selling price and raw material cost declines, lower plant processing costs and increased volumes in North American formaldehyde and forest products were more than offset by the negative effect of the sales volume mix change due to lower volumes of oilfield and UV coatings products, higher bad debt expense and unfavorable foreign currency exchange rates. The positive spread between selling prices and raw material cost declines reflects the lag time in selling price adjustments during times of declining raw material costs. The lower plant processing costs reflect lower energy costs and cost reduction initiatives. Higher bad debt expense reflects higher losses incurred in the first quarter due to the generally weak economic environment.


Corporate  and  Other
---------------------

Adjusted Operating EBITDA, which consists primarily of general and administrative expenses and income and expenses related to divested businesses, improved $11,466 to a net expense of $29,523 in 2002 from a net expense of $40,989 in 2001. The improvement is primarily due to the absence of 2001 settlement and curtailment charges of $16,300, partially offset by the increased non-cash management, consulting and governance fee (also see Note 10 to the Condensed Consolidated Financial Statements)
..

Business  disposed  of
----------------------

The company shut down its melamine crystal business facilities on January 11, 2002. Operating results for the first six months of 2002 represent revenues and related expenses primarily from the sale of inventory subsequent to the closure date.












NON-OPERATING  EXPENSES  AND  INCOME  TAXES
-------------------------------------------

Following is a comparison of non-operating expenses for the three months ended June 30, 2002 and 2001:

--------------------------------------------------------------------------------
                                              THREE MONTHS ENDED JUNE 30,
                                                 2002                 2001
--------------------------------------------------------------------------------

Interest expense                            $     12,180          $     13,388
Affiliated interest expense, net                     349                 3,563
Other non-operating (income) expense              (1,572)                  491
Impairment  of  equity  investment                  -                   10,000
                                               ----------            ----------
                                            $     10,957          $     27,442
--------------------------------------------------------------------------------

Non-operating expenses declined $16,485 from $27,442 for the three months ended June 30, 2001 to $10,957 for the three months ended June 30, 2002. The decline is primarily due to the absence of a $10,000 charge recorded for estimated costs related to the financial decline of a limited partnership for which a wholly owned subsidiary of the company served as general partner (also see Note 3 to the Condensed Consolidated Financial Statements), a reduction in net affiliated interest expense and interest expense of $3,214 and $1,208, respectively and unrealized gains on an interest swap of $483 in 2002 compared to unrealized losses of $513 in 2001.

Following is a comparison of non-operating expenses for the six months ended June 30, 2002 and 2001:


-----------------------------------------------------------------------------
                                                SIX MONTHS ENDED JUNE 30,
                                               ---------------------------
                                                2002                  2001
-----------------------------------------------------------------------------

Interest expense                       $     23,967            $    26,472
Affiliated interest expense, net                616                  8,618
Other non-operating income                   (3,860)                  (622)
Impairment of equity investment                 -                   10,000
                                           ----------           -----------
                                       $     20,723            $    44,468
-----------------------------------------------------------------------------

Non-operating expenses declined $23,745 from $44,468 for the six months ended June 30, 2001 to $20,723 for the six months ended June 30, 2002. The decline is primarily due to the absence of a $10,000 charge recorded for estimated costs related to the financial decline of a limited partnership for which a wholly owned subsidiary of the company served as general partner (also see Note 3 to the Condensed Consolidated Financial Statements), a reduction in net affiliated interest expense and interest expense of $8,002 and $2,505, respectively, unrealized gains on an interest swap of $999 in 2002 compared to unrealized losses of $1,001 in 2001, and a $1,037 reduction of interest income due to lower interest rates in 2002. Additionally, affiliated dividend income of $1,512 was recognized in first quarter 2002.

Following is a comparison of income tax expense related to continuing operations for the three months and six months ended June 30, 2002 and 2001:

---------------------------------------------------------------------------------
                                            THREE MONTHS ENDED  JUNE 30,
                                                 2002                2001
---------------------------------------------------------------------------------

Income tax benefit                            $     (1,669)       $     (7,021)
Effective tax rate                                   N/M                20.4%
---------------------------------------------------------------------------------

The 2002 effective tax rate reflects the impact of permanent items related to extra territorial income deductions and FAS 133 adjustments.


The 2001 effective tax rates reflect a decline in estimated full year 2001 earnings before taxes relative to the first quarter full year 2001 earnings before tax estimate. Quarterly income tax expense and rates are based on annualized estimates as required by generally accepted accounting principles.

---------------------------------------------------------------------------------
                                                   SIX MONTHS ENDED JUNE 30,
                                                     2002               2001
---------------------------------------------------------------------------------

Income tax expense (benefit)                  $    5,544          $     (106)
Effective tax rate                                  87.2%                N/M
---------------------------------------------------------------------------------


The 2002 effective tax rate reflects the inability to utilize foreign tax credits associated with repatriated earnings and an increase in the valuation reserve for foreign net operating losses.

The 2001 effective tax rate reflects the impact of earnings related to the sale of a foreign business that are not expected to be permanently reinvested in foreign locations and the inability to utilize the foreign tax credits associated with those earnings due to the usage limitations.

CASH  FLOWS
-----------

Operating  Activities
---------------------

Operating activities used cash of $1,194 in the six months ended June 30, 2002 compared to cash provided of $32,908 in the first six months of 2001. The $34,102 decline is primarily due to 2002 cash taxes paid of $5,873 compared to 2001 cash taxes received of $34,050, an increased outflow in accounts payable of $22,033 primarily due to timing of payments and reduced payment terms with new raw material suppliers, increased cash restructuring payments of $6,293 and a decline in Adjusted Operating EBITDA of $10,566, excluding a $16,300 settlement and curtailment charge in 2001. Partially offsetting these increases in cash usage is the absence of cash used by discontinued operations of $19,771, a reduction in net interest payments of $11,104, improved cash inflows from accounts receivable of $8,125 due to improved collection efforts and improved inventory flows of $8,033 due to lower raw material costs.

Investing  Activities
---------------------

Investing activities provided cash of $99,041 in the six months ended June 30, 2002 compared to $9,291 cash used in the six months ended June 30, 2001. The $108,332 improvement is primarily due to cash proceeds from the sale of a note receivable from Consumer Adhesives, an affiliate of the Company, to the Company's parent for $110,000 (see Note 10 to the Condensed Consolidated Financial Statements), a $7,354 reduction in capital expenditures, proceeds of $7,854 primarily from collection of a note receivable related to the 2000 sale of certain rights to harvest shellfish and the 2002 sale of land associated with a closed plant. These amounts were partially offset by the absence of 2001 proceeds of $16,376 from the sale of land associated with a closed plant and the sale of a portion of a common stock equity investment held by the Company.

Financing  Activities
---------------------

Financing activities used cash of $90,939 in the six months ended June 30, 2002 compared to $27,981 in the first six months of 2001. The $62,958 increase in cash used is primarily due to an increase in restricted cash of $80,378 (see page 25), the payment of a note payable to BCPM (the "Note") of $31,581 and repayments of long-term debt of $563 in 2002 compared to 2001 borrowings of $55,704. The increases in cash used were partially offset by the absence of $36,862 preferred stock dividend payments due to the contribution of the $614,369 preferred stock to the Company by the Company's parent in 2001, net short-term debt borrowings of $1,326 compared to 2001 repayments of $31,909, and affiliate borrowings of $19,870 in 2002 compared to affiliate repayments of $14,914 in 2001.

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







LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

The Company is in the process of negotiating a new credit facility. The facility is expected to be finalized by the end of August. In the meantime, the Company has the ability to meet their working capital requirements by borrowing from affiliates, if necessary. The new facility will replace the uncommitted letter of credit facility discussed below.

During first quarter 2002, the Company finalized an uncommitted letter of credit facility totaling $45,000, and in second quarter 2002, the facility was increased to $85,000. The Company is required to provide cash collateral equivalent to 101% of the letters of credit outstanding under this facility. The fees under this facility are 1/2% per annum of the amount of the letters of credit outstanding. In addition, a 1/8% per annum issuance fee is in effect for all new letters of credit not transferred from the existing $250,000 Credit Agreement. At June 30, 2002, the Company had provided cash collateral of $81,262, classified as restricted cash on the Condensed Consolidated Balance Sheet, related to this facility.

Under the terms of the guarantee agreement between Foods and the Company, Foods was automatically released from the obligation to guarantee the payment of the Company's outstanding publicly held debt upon Foods being released from the obligation to guarantee the payment of amounts due under the Company's $250,000 Credit Agreement that expired on July 13, 2002.

The Company and or affiliates of the Company, including entities controlled by KKR, may in the future purchase, depending on market conditions, senior unsecured notes previously issued by the Company in the open market or by other means.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement nullifies Emerging Issue Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principle difference between this Statement and EITF 94-3 relates to the requirements for recognition of the liability for costs associated with exit or disposal activities. Specifically, the liability for a cost associated with an exit or disposal activity is no longer recognized at the commitment date. Instead, the liability is recognized when the liability is incurred as defined by FASB Concept Statement No. 6, Elements of Financial Statements. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. Retroactive application of this Statement is prohibited. Any exit and disposal activities initiated under EITF 94-3 shall continue to be accounted for under the provisions of this EITF. The Company is in the process of determining the impact of adopting this Statement.


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






















































































PART  II

Item  1:  LEGAL  PROCEEDINGS

There have been no material developments during the second quarter of 2002 in the ongoing legal proceedings that are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

Item  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

On June 9, 2002 the Company sold 111,111 shares of common stock to Joseph P. Bevilaqua, Vice President -Corporate Strategy and Development, at a price of
$2.25 per share pursuant to a private offering under section 4(2) of the Securities Act of 1933, as amended. The Company has also granted common stock options and 529,100 shares of restricted common stock to Mr. Bevilaqua under the Company's Amended and Restated 1996 Stock Purchase and Option Plan.

Item  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of security holders during the second quarter of 2002.

Item  6:  EXHIBITS  AND  REPORTS  ON  FORM  8-K

          a.     Exhibits

               (10)  Amendment dated May 30, 2002 to Consulting Agreement with Kohlberg,Kravis Roberts & Co., L.P dated August 21, 1995

               (99)  Certificate  Pursuant  to 18 U.S.C. Section 1350,
                as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          b.   Reports  on  Form  8-K
               There were no reports on Form 8-K issued during the second quarter of 2002.















































SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  BORDEN  CHEMICAL,  INC.




Date:  August 13, 2002                            By: /s/ William H. Carter
       ---------------                            William  H.  Carter
                                                  Executive  Vice  President and
                                                  Chief  Financial  Officer
                                                  (Principal  Financial Officer)
































































                          KOHLBERG KRAVIS ROBERTS & Co.

                         New York - Menlo Park - London



                                                 August  21,  1995,  as  amended
                                                 May  30,  2002

Borden  Chemical,  Inc.
180  East  Broad  Street
Columbus,  Ohio  43215


Dear  Sirs:

     This letter amends our letter agreement dated August 21, 1995 and serves to confirm our retention by Borden Chemical, Inc. (the "Company") to provide management, consulting and financial services to the Company and to its divisions, subsidiaries and affiliates (collectively, "Borden"), as follows:

     1. The Company has retained us, and we hereby agree to accept such retention, to provide to Borden, when and if called upon, certain management, consulting and financial services of the type customarily performed by us. The Company agrees to pay us an annual fee of ten million dollars ($10,000,000.00) through December 31, 2002 and thereafter an annual fee of five million dollars ($5,000,000.00), in each case payable in quarterly installments in arrears at the end of each calendar quarter.

2. We may also invoice the Company for additional fees in connection with acquisition or divestiture transactions or in the event that we, or any of our affiliates, perform services for Borden above and beyond those called for by this agreement.

3. In addition to any fees that may be payable to us under this agreement, the Company also agrees to reimburse us and our affiliates, from time to time upon request, for all reasonable out-of-pocket expenses incurred, including unreimbursed expenses incurred to the date hereof, in connection with this retention, including travel expenses and expenses of our counsel.

4. The Company agrees to indemnify and hold us, our affiliates (including, without limitation, affiliated investment entities) and their and our respective partners, executives, officers, directors, employees, agents and controlling persons (each such person, including us, being an "Indemnified Party") harmless from and against (i) any and all losses, claims, damages and liabilities (including, without limitation, losses, claims, damages and liabilities arising from or in connection with legal actions brought by or on behalf of the holders or future holders of the outstanding securities of Borden or creditors or future creditors of Borden), joint, several or otherwise, to which such Indemnified Party may become subject under any applicable federal or state law, or otherwise, related to or arising out of any activity contemplated by this agreement or our retention pursuant to, and our or our affiliates' performance of the services contemplated by, this agreement and (ii) any and all losses, claims, damages and liabilities, joint, several or otherwise, related to or arising out of any action or omission or alleged action or omission related to WKJ Holding Company, Inc., CCPC Acquisition Corp., CCPC Holding Company, Inc., BCP Management, Inc., Borden Chemicals and Plastics Operating Limited Partnership, Borden Chemicals and Plastics Limited Partnership or any of their respective direct or indirect subsidiaries or the securities or obligations of any such entities; provided that any natural person seeking indemnity or to be held harmless for any losses, claims, damages or liabilities related to or arising out of any action or omission or alleged action or omission as a member of the board of directors of WKI Holding Company, Inc. or Borden Chemical, Inc. shall only be entitled to be indemnified or held harmless to the extent of any deductibles, amounts in excess of coverage or exclusions from or exceptions to coverage under any applicable directors and officers liability insurance. The Company will further, subject to the proviso to the immediately preceding sentence, reimburse any Indemnified Party for all expenses (including counsel fees and disbursements) upon request as they are incurred in connection with the investigation of, preparation for or defense of any pending or threatened claim or any action or proceeding arising from any of the foregoing, whether or not such Indemnified Party is a party and whether or not such claim, action or proceeding is initiated or brought by the Company; provided, however, that you will not be liable under the foregoing indemnification provision (and amounts previously paid that are determined not required to be paid by the Company pursuant to the terms of this Paragraph shall be repaid promptly) to the extent that any loss, claim, damage, liability or expense is found in a final judgment by a court to have resulted from our willful misconduct, bad faith or gross negligence. You also agree that no Indemnified Party shall have any liability (whether direct or indirect, in contract or tort or otherwise) to Borden related to or arising out of our retention pursuant to, or our affiliates' performance of the services contemplated by, this agreement except to the extent that any loss, claim, damage, liability or expense is found in a final, non-appealable judgment by a court to have resulted from our willful misconduct, bad faith or gross negligence.
     You also agree that, without our prior written consent, you will not settle, compromise or consent to the entry of any judgment in any pending or threatened claim, action or proceeding to which an Indemnified Party is an actual or potential party and in respect of which indemnification could be sought under the indemnification provision in the immediately preceding paragraph, unless such settlement, compromise or consent includes an unconditional release of each Indemnified Party from all liability arising out of such claim, action or proceeding.
     Promptly after receipt by an Indemnified Party of notice of any suit, action, proceeding or investigation with respect to which an Indemnified Party may be entitled to indemnification hereunder, such Indemnified Party will notify the Company in writing of the assertion of such claim or the commencement of such suit, action, proceeding or investigation, but the failure so to notify the Company shall not relieve the Company from any liability which it may have hereunder, except to the extent that such failure has materially prejudiced the Company. If the Company so elects within a reasonable time after receipt of such notice, the Company may participate at its own expense in the defense of such suit, action, proceeding or investigation. Each Indemnified Party may employ separate counsel to represent it or defend it in any such suit, action, proceeding or investigation in which it may become involved or is named as a defendant and, in such event, the reasonable fees and expense of such counsel shall be borne by the Company; provided, however, that the Company will not be
                                 --------- -------
required in connection with any such suit, action, proceeding or investigation, or separate but substantially similar actions arising out of the same general allegations or circumstances, to pay the fees and disbursements of more than one separate counsel (other than local counsel) for all Indemnified Parties in any single action or proceeding. Whether or not the Company participates in the defense of any claim, both the Company and we shall cooperate in the defense thereof and shall furnish such records, information and testimony, and attend such conferences, discovery proceedings, hearings, trials and appeals, as may be reasonably requested in connection therewith.

     If the indemnification provided for in clause (i) of the first sentence of this Section 4 is finally judicially determined by a court of competent jurisdiction to be unavailable to an Indemnified Party, or insufficient to hold any Indemnified Party harmless, in respect of any losses, claims, damages or liabilities (other than any losses, claims, damages or liabilities found in a final judgment by a court to have resulted from our willful misconduct, bad faith or gross negligence), then the Company, on the one hand, in lieu of indemnifying such Indemnified Party, and we, on the other hand, will contribute to the amount paid or payable by such Indemnified Party as a result of such losses, claims, damages or liabilities (i) in such proportion as is appropriate to reflect the relative benefits received, or sought to be received, by Borden on the one hand and us, solely in our capacity as an advisor under this agreement, on the other hand in connection with the transactions to which such indemnification, contribution or reimbursement is sought, or (ii) if (but only
if) the allocation provided by clause (i) above is not permitted by applicable law, in such proportion as is appropriate to reflect not only the relative benefits referred to in clause (i) but also the relative fault of Borden on the one hand and us on the other, as well as any other relevant equitable considerations; provided, however, that in no event shall our aggregate
                 ---------  -------
contribution hereunder exceed the amount of fees actually received by us in respect of the transaction at issue pursuant to this agreement. The amount paid or payable by a party as a result of the losses, claims, damages and liabilities referred to above will be deemed to include any legal or other fees or expenses reasonably incurred in defending any action or claim. The Company and we agree that it would not be just and equitable if contribution pursuant to this paragraph were determined by pro rata allocation or by any other method which does not take into account the equitable considerations referred to in this paragraph. The indemnity, contribution and expense reimbursement obligations the Company has under this letter shall be in addition to any liability the Company or Borden may have, and notwithstanding any other provision of this letter, shall survive the termination of this agreement.

5. Any advice or opinions provided by us may not be disclosed or referred to publicly or to any third party (other than Borden's legal, tax, financial or other advisors), except in accordance with our prior written consent.

     6. We shall act as an independent contractor, with duties solely to Borden. The provisions hereof shall inure to the benefit of and shall be binding upon the parties hereto and their respective successors and assigns. Nothing in this agreement, expressed or implied, is intended to confer on any person other than the parties hereto or their respective successors and assigns, and, to the extent expressly set forth herein, the Indemnified Parties, any rights or remedies under or by reason of this agreement. Without limiting the generality of the foregoing, the parties acknowledge that nothing in this agreement, expressed or implied, is intended to confer on any present or future holders of any securities of the Company or its subsidiaries or -affiliates, or any present or future creditor of the Company or its subsidiaries or affiliates, any rights or remedies under or by reason of this agreement or any performance hereunder.

7. This agreement shall be governed by and construed in accordance with the laws of New York without regard to principles of conflicts of law.

8. The terms of this agreement are effective as of January 1, 1995. This agreement shall continue in effect from year to year unless amended or terminated by mutual consent.

9. Each party hereto represents and warrants that the execution and delivery of this agreement by such party has been duly authorized by all necessary action of such party.

10. If any term or provision of this agreement or the application thereof shall, in any jurisdiction and to any extent, be invalid and unenforceable, such term or provision shall be ineffective, as to such jurisdiction, solely to the extent of such invalidity or unenforceability without rendering invalid or unenforceable any remaining terms or provisions hereof or affecting the validity or enforceability of such term or provision in any other jurisdiction. To the extent permitted by applicable law, the parties hereto waive any provision of law that renders any term or provision of this agreement invalid or unenforceable in any respect.

11. Each of Borden and us waives all right to trial by jury in any action, proceeding or counterclaim (whether based upon contract, tort or otherwise) related to or arising out of our retention pursuant to, or our performance of the services contemplated by this agreement.

12. It is expressly understood that the foregoing paragraphs 2-5, 10 and 11 in their entirety, survive any termination of this agreement.

     If the foregoing sets forth the understanding between us, please so indicate on the enclosed signed copy of this letter in the space provided therefor and return it to us, whereupon this letter shall constitute a binding agreement among us.

Very  truly  yours,

Kohlberg  Kravis  Roberts  &  Co.  L.P.


By:          /s/  Scott  M.  Stuart
             ----------------------

Title:  Authorized  Signatory

AGREED  TO  AND  ACCEPTED


     /s/     C.  Robert  Kidder
     ---     ------------------
Title:




















































                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Borden Chemical, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)     The  Report  fully  complies with the requirements of Section 13(a) or 15
(d)  of  the  Securities  Exchange  Act  of  1934;  and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Craig O. Morrison                         /s/ William H. Carter
Craig  O.  Morrison                           William  H.  Carter
Chief  Executive  Office                      Chief  Financial  Officer
Date: August 13, 2002                          Date: August 13, 2002