Form 10-Q
period 2002-09-30
BORDEN CHEMICAL  INC
filed 2002-11-14
CIK 13239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF THE SECURITIES
EXCHANGE  ACT  OF  1934.

For  the  quarterly  period  ended          September  30,  2002
                                            --------------------


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


                    180  East  Broad  Street,  Columbus,  OH  43215
                    -----------------------------------------------
                               (Address  of  principal  executive  offices)

                              (614)     225-4000
                              -------------------
                    (Registrant's  telephone  number,  including  area  code)

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
Number of shares of common stock, $0.01 par value, outstanding as of the close of business on November 14, 2002: 201,846,108

                              BORDEN CHEMICAL, INC.


INTRODUCTION

This Quarterly Report on Form 10-Q includes the Condensed Consolidated Financial Statements of Borden Chemical, Inc. ("the Company"). The Company is controlled by BW Holdings, LLC ("BWHLLC").


















































































                              BORDEN CHEMICAL, INC.

                                      INDEX





PART I - FINANCIAL INFORMATION

ITEM 1.  BORDEN CHEMICAL, INC. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Condensed Consolidated Statements of Operations and Comprehensive Income,
   three months ended September 30, 2002 and 2001                                                  4
   nine months ended September 30, 2002 and 2001                                                   6
 Condensed Consolidated Balance Sheets, September 30, 2002 and December 31, 2001                   8
 Condensed Consolidated Statements of Cash Flows, nine months ended September 30, 2002 and 2001   10
 Condensed Consolidated Statement of Shareholders' Deficit, nine months ended September 30, 2002  12
 Notes to Condensed Consolidated Financial Statements                                             13


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS     22

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                31

ITEM 4. CONTROLS AND PROCEDURES                                                                   31

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                                         34

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS                                                  34

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                           34

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                          35










































----------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
AND  COMPREHENSIVE  INCOME  (UNAUDITED)
BORDEN  CHEMICAL,  INC.

                                                                Three months ended September 30,
(In thousands, except per share data)                              2002                  2001
----------------------------------------------------------------------------------------------------
  Net sales                                                 $      327,187        $     336,832
  Cost of goods sold                                               257,333              257,119
                                                            ------------------     -----------------

  Gross margin                                                      69,854               79,713
                                                            ------------------     -----------------

  Distribution expense                                              15,989               15,479
  Marketing expense                                                 10,453               11,035
  General & administrative expense                                  22,389               25,587
  Gain on sale of assets                                              (311)                (387)
  Loss on divestiture of business                                      -                  2,177
  Business realignment expense                                       2,082               10,696
  Other operating expense                                            1,583                3,453
                                                            ------------------     -----------------

  Operating income                                                  17,669               11,673

  Interest expense                                                  11,955               12,526
  Affiliated interest expense, net of affiliated interest
       income of $0 and $1,279, respectively                           435                2,408
  Other non-operating (income) expense                              (1,467)               4,494
                                                            ------------------     -----------------

  Income (loss) from continuing operations
       before income tax                                             6,746               (7,755)
  Income tax expense (benefit)                                       3,512              (10,705)
                                                            ------------------     -----------------

  Income from continuing operations                                  3,234                2,950
                                                            ------------------     -----------------

  Discontinued operations:
       Income from operations, net of income tax                       -                  4,370
                                                            ------------------     -----------------

  Net income                                                         3,234                7,320

  Preferred stock dividends                                            -                (18,431)
                                                            ------------------     -----------------

  Net income (loss) applicable to common stock              $        3,234        $     (11,111)
                                                            ==================     =================

  Comprehensive income                                      $      (10,708)       $       5,724
                                                            ==================     =================
----------------------------------------------------------------------------------------------------



See Notes to Condensed Consolidated Financial Statements

























------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
AND  COMPREHENSIVE  INCOME  (UNAUDITED)  (CONTINUED)
BORDEN  CHEMICAL,  INC.


                                                               Three months ended September 30,
(In thousands, except per share data)                            2002                   2001
------------------------------------------------------------------------------------------------
  Basic and Diluted Per Share Data
-------------------------------------------------

  Income from continuing operations                         $     0.02             $      0.01
  Discontinued operations:
       Income from operations, net of income tax.                  -                      0.02
                                                            --------------          ------------

  Net income                                                      0.02                    0.03

  Preferred stock dividends                                        -                     (0.09)
                                                            --------------          ------------

  Net income (loss) applicable to common stock              $     0.02             $     (0.06)
                                                            ==============          ============

  Dividends per common share                                $      -               $      0.12
  Dividends per preferred share                             $      -               $      0.75

  Average number of common shares outstanding
       during the period -basic                                199,416                 198,975

  Average number of common shares outstanding
       during the period -dilutive                             202,495                 198,975
------------------------------------------------------------------------------------------------

See  Notes  to  Condensed  Consolidated  Financial  Statements














































----------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
AND  COMPREHENSIVE  INCOME  (UNAUDITED)
BORDEN  CHEMICAL,  INC.

                                                                         Nine months ended September 30,
(In thousands, except per share data)                                     2002                    2001
----------------------------------------------------------------------------------------------------------
  Net sales                                                         $   932,845             $  1,075,765
  Cost of goods sold                                                    716,194                  841,099
                                                                    -------------            -------------

  Gross margin                                                          216,651                  234,666
                                                                    -------------            -------------

  Distribution expense                                                   46,105                   49,064
  Marketing expense                                                      31,995                   31,969
  General & administrative expense                                       71,869                   94,619
  Gain on sale of assets                                                   (182)                  (3,811)
  Loss on divestiture of business                                           -                      2,179
  Business realignment expense                                           12,142                   20,596
  Other operating expense                                                 9,975                   11,108
                                                                    -------------            -------------

  Operating income                                                       44,747                   28,942

  Interest expense                                                       35,922                   38,998
  Affiliated interest expense, net of affiliated interest
       income of $455 and $2,341, respectively                            1,051                   11,026
  Other non-operating (income) loss                                      (5,327)                   3,872
  Impairment of equity investment                                           -                     10,000
                                                                    -------------            -------------

  Income (loss) from continuing operations
       before income tax                                                 13,101                  (34,954)
  Income tax expense (benefit)                                            9,056                   (6,794)
                                                                    -------------            -------------

  Income (loss) from continuing operations                                4,045                  (28,160)
                                                                    -------------            -------------

  Discontinued operations:
       Income from operations, net of income tax                            -                     14,596
                                                                    -------------            -------------

  Income (loss) before cumulative effect of change in
  accounting principle                                                    4,045                  (13,564)

  Cumulative effect of change in accounting principle                   (29,825)                   -
                                                                    -------------            -------------

  Net loss                                                              (25,780)                 (13,564)

  Preferred stock dividends                                                -                     (55,293)
                                                                    -------------            -------------

  Net loss applicable to common stock                            $      (25,780)            $    (68,857)
                                                                    =============           ==============

  Comprehensive income                                           $      (44,572)            $    (28,256)
                                                                    =============           ==============
----------------------------------------------------------------------------------------------------------


See Notes to Condensed Consolidated Financial Statements


















---------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
AND  COMPREHENSIVE  INCOME  (UNAUDITED)  (CONTINUED)
BORDEN  CHEMICAL,  INC.


                                                                    Nine months ended September 30,
(In thousands, except per share data)                                 2002                   2001
---------------------------------------------------------------------------------------------------
  Basic and Diluted Per Share Data
-------------------------------------

  Income (loss) from continuing operations                     $     0.02               $   (0.14)
  Discontinued operations:
       Income from operations, net of income tax                       -                     0.07
                                                                ----------              ----------

  Income (loss) before cumulative effect of change in
  accounting principle                                               0.02                   (0.07)

  Cumulative effect of change in accounting principle.              (0.15)                    -
                                                                ----------              ----------

  Net loss                                                          (0.13)                  (0.07)
  Preferred stock dividends                                           -                     (0.28)
                                                                ----------              ----------

  Net loss applicable to common stock                          $    (0.13)              $   (0.35)
                                                               ===========              ==========

  Dividends per common share                                   $      -                 $    0.18
  Dividends per preferred share                                $      -                 $    2.25

  Average number of common shares outstanding
       during the period - basic                                  199,302                 198,975

  Average number of common shares outstanding
       during the period - dilutive                               201,330                 198,975
---------------------------------------------------------------------------------------------------

See  Notes  to  Condensed  Consolidated  Financial  Statements











































----------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)
BORDEN  CHEMICAL,  INC.

(In thousands)

                                                        September 30,       December 31,
ASSETS                                                       2002               2001
----------------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and equivalents                                 $    30,204        $    24,632
  Accounts receivable (less allowance for doubtful
  accounts of $14,425 in 2002 and $16,659 in 2001).        172,468            164,137
  Accounts receivable from affiliates                        3,013              7,077
  Inventories:
  Finished and in-process goods                             43,824             54,184
  Raw materials and supplies                                38,270             38,050
  Deferred income taxes                                     28,590             27,396
  Other current assets                                      12,777              9,231
                                                       ------------         ----------
                                                           329,146            324,707
                                                       ------------         ----------

INVESTMENTS AND OTHER ASSETS
  Restricted cash                                           79,018                884
  Investment in affiliate                                      -              110,000
  Deferred income taxes                                    114,161            125,764
  Other assets                                              20,369             23,720
                                                       ------------         ----------
                                                           213,548            260,368
                                                       ------------         ----------

PROPERTY AND EQUIPMENT
  Land                                                      31,408             30,124
  Buildings                                                 93,962             98,309
  Machinery and equipment                                  661,433            652,076
                                                       ------------         ----------
                                                           786,803            780,509
  Less accumulated depreciation                           (342,784)          (322,952)
                                                       ------------         ----------
                                                           444,019            457,557

GOODWILL                                                    38,751             71,399
OTHER INTANGIBLE ASSETS                                      8,138              9,247
                                                       ------------         ----------

TOTAL ASSETS                                           $ 1,033,602        $ 1,123,278
                                                       ============       ============
----------------------------------------------------------------------------------------


See  Notes  to  Condensed  Consolidated  Financial  Statements
































--------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  BALANCE  SHEETS (UNAUDITED)
BORDEN  CHEMICAL,  INC.

(In  thousands,  except  share  data)

                                                                    September 30,    December 31,
LIABILITIES AND SHAREHOLDERS' DEFICIT                                   2002             2001
--------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
  Accounts and drafts payable                                      $   107,772       $   124,690
  Accounts payable to affiliates                                         2,277               750
  Debt payable within one year                                           1,463             3,078
  Loans payable to affiliates                                          102,040            78,550
  Note payable to unconsolidated subsidiary                                -              34,181
  Other current liabilities                                             95,189           106,958
                                                                   ------------      ------------
                                                                       308,741           348,207
                                                                   ------------      ------------

OTHER LIABILITIES
  Long-term debt.                                                      531,136           532,497
  Non-pension post-employment benefit obligations                      146,234           150,916
  Other long-term liabilities                                          184,535           188,963
                                                                   ------------      ------------
                                                                       861,905           872,376
                                                                   ------------      ------------
COMMITMENTS AND CONTINGENCIES (SEE NOTE 11)

SHAREHOLDERS' DEFICIT
  Common stock - $0.01 par value: authorized 300,000,000 shares,
  Issued 201,000,383 and 199,121,749 shares in 2002 and
  2001, respectively                                                     2,010             1,990
  Paid in capital                                                    1,161,132         1,106,789
  Receivable from parent                                              (451,371)         (404,817)
  Deferred compensation                                                 (2,976)               -
  Accumulated other comprehensive income                              (153,228)         (134,436)
  Accumulated deficit                                                 (692,611)         (666,831)
                                                                   ------------      ------------
                                                                      (137,044)          (97,305)
                                                                   ------------      ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                        $ 1,033,602       $ 1,123,278
                                                                   ============      ============
--------------------------------------------------------------------------------------------------


See  Notes  to  Condensed  Consolidated  Financial  Statements






































----------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)
BORDEN  CHEMICAL,  INC.

                                                                        Nine months ended September 30,
(In thousands)                                                          2002                      2001
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net loss                                                        $     (25,780)              $  (13,564)
  Adjustments to reconcile net loss to cash from (used in)
   operating activities:
  Gain on the sale of assets                                               (182)                  (3,811)
  Loss on the divestiture of business                                        -                     2,179
  Deferred tax benefit                                                   11,797                    2,385
  Depreciation and amortization                                          35,800                   43,310
  Business realignment expense                                           12,142                   20,596
  Unrealized (gain) loss on interest rate swap                           (1,605)                   1,414
  Impairment in equity investment                                           -                     10,000
  Equity method investment expense                                          -                      1,414
  Cumulative effect of change in accounting principle                    29,825                      -
  Net change in assets and liabilities:
  Accounts receivable                                                   (14,462)                  (1,813)
  Inventories                                                             5,632                   13,067
  Accounts and drafts payable                                           (15,004)                 (21,634)
  Income taxes                                                           (3,058)                  46,205
  Other assets                                                           (4,139)                   2,290
  Other liabilities                                                     (36,716)                 (37,104)
  Cash used by discontinued operations                                      -                    (18,944)
                                                                  ---------------             -----------
                                                                         (5,750)                  45,990
                                                                  ---------------             -----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Capital expenditures                                                  (26,338)                 (35,564)
  Proceeds from sale of note receivable to an affiliate                 110,000                      -
  Proceeds from sale of assets                                           10,139                   19,855
  Proceeds from sale of businesses, net of cash acquired                   -                      97,001
  Collection of affiliate's receivables                                    -                         500
                                                                  ---------------             -----------
                                                                         93,801                   81,792
                                                                  ---------------             -----------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Net short-term debt repayments                                           (215)                 (40,084)
  Borrowings of long-term debt                                             -                      56,922
  Repayments of long-term debt                                           (2,761)                 (54,000)
  Affiliated borrowings/receipts (repayments/loans), net                 29,825                  (44,429)
  Payment of note payable to unconsolidated subsidiary                  (31,581)                     -
  Increase in restricted cash                                           (78,134)                     -
  Interest received from parent                                                            -      36,400
  Common stock dividends paid                                              -                     (36,400)
  Preferred stock dividends paid                                           -                     (55,293)
  Sale of common stock to management, net of repurchases                    387                      -
                                                                  ---------------             -----------
                                                                        (82,479)                (136,884)
                                                                  ---------------             -----------
----------------------------------------------------------------------------------------------------------

























-------------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)  (CONTINUED)
BORDEN  CHEMICAL,  INC.


                                                                           Nine months ended September 30,
(In thousands)                                                               2002                   2001
-------------------------------------------------------------------------------------------------------------
  Increase (decrease) in cash and equivalents                               5,572                  (9,102)
  Cash and equivalents at beginning
  of period                                                                24,632                  26,934
                                                                       -----------              -----------
  Cash and equivalents at end
  of period                                                           $    30,204               $  17,832
                                                                      ============              ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid (received):
  Interest, net                                                       $    39,580               $  53,076
  Income taxes, net                                                         1,339                 (36,432)
  Non-cash activity:
        Capital contribution by parent                                     20,190                  19,536
        Settlement of note payable to unconsolidated subsidiary             2,600                     -
-------------------------------------------------------------------------------------------------------------


See  Notes  to  Condensed  Consolidated  Financial  Statements























































-----------------------------------------------------------------------------------------------------------------------------------
CONDENSED  CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  DEFICIT  (UNAUDITED)
BORDEN  CHEMICAL,  INC.

(In  thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                             Accumulated
                                         Common     Paid-in     Receivable     Deferred         Other        Accumulated
                                         Stock      Capital       from       Compensation   Comprehensive     Deficit        Total
                                                                  Parent         Income
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001             $   1,990  $ 1,106,789   $ (404,817)  $    -       $  (134,436)    $ (666,831)    $ (97,305)
-----------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                                     (25,780)      (25,780)

Translation adjustments and other                                                             (19,330)                     (19,330)

Derivative activity (net of $295 tax)                                                             538                          538
                                                                                                                         ----------

COMPREHENSIVE INCOME                                                                                                       (44,572)
                                                                                                                         ----------

Interest accrued on notes from parent                  30,260      (46,554)                                                (16,294)

Shares sold to management, net of repurchases. 4          338                                                                  342

Restricted stock issued to management         16        3,555                     (3,571)                                       -
Compensation expense on restricted stock                                             595                                       595

Capital contributions from parent                      20,190                                                               20,190
----------------------------------------------------------------------------------------------------------------------------------
Balance,September 30, 2002             $   2,010  $ 1,161,132    $(451,371)  $    (2,976) $  (153,228)    $ (692,611)    $(137,044)
----------------------------------------------------------------------------------------------------------------------------------


See  Notes  to  Condensed  Consolidated  Financial  Statements













































NOTES  TO  CONDENSED  CONSOLIDATED
FINANCIAL  STATEMENTS
(Dollars  in  thousands  except  per  share  amounts and as otherwise indicated)

1.     BACKGROUND

On March 14, 1995, affiliates of Kohlberg, Kravis Roberts & Co. ("KKR") acquired control of the Company. In late 1995, the Company began the process of redesigning its operating structure in order to maximize value for its owners. After various divestitures and acquisitions the Company's sole remaining business is the Chemical business, which is engaged primarily in manufacturing, processing, purchasing and distributing forest products and industrial resins, formaldehyde, coatings and other specialty and industrial chemicals worldwide.

The Company's immediate parent is Borden Holdings, Inc. ("BHI"), which is a wholly owned subsidiary of BW Holdings, LLC ("BWHLLC"), an entity controlled by KKR.

Operating segment information is provided in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and is an integral part of the Financial Statements.

Beginning in the third quarter of 2002, the Company reports three operating segments rather than one, as in the prior 2002 interim period reports, to better reflect the ongoing internal organization. Prior periods have been restated to reflect this change. The three segments reported are North American Forest Products, North American Performance Resins Group and International. In addition, Corporate and Other is reported separately. The product lines included in the North American Forest Products segment are formaldehyde and forest products resins. The key business drivers in the North American Forest Products segment are housing starts, furniture demand, panel production capacity and chemical sector operating conditions. The North American Performance Resins Group includes specialty, oilfield, industrial, nonwoven, laminate and foundry resins, and UV coatings. In the North American Performance Resins Group segment, the key business drivers are housing starts, auto builds, active gas drilling rigs, fiber optic demand and the general industrial sector. The International segment consists of operations in Latin America, Europe and Asia Pacific. Principal countries of operation are Brazil, the United Kingdom, Malaysia and Australia. Product lines include forest product and performance resins. In the International segment, the key business drivers are export levels, panel production capacity, housing starts, furniture demand and the local political environment. Corporate and Other represents general and administrative expenses and income and expenses related to divested businesses.

2.     BASIS  OF  PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements (the "Financial Statements") include the accounts of Borden Chemical, Inc. and its subsidiaries, after elimination of intercompany accounts and transactions. Note 3 discusses changes from previously filed Financial Statements due to a change in the reporting entity that occurred in the first quarter of 2002. Note 8 discusses changes from previously filed statements due to the sale of a business in fourth quarter 2001 that is reported as a discontinued operation.

The accompanying Financial Statements contain all adjustments, which in the opinion of management are necessary for a fair presentation of the results for the interim periods. Potential accounting adjustments discovered during normal reporting and accounting processes are evaluated on the basis of materiality, both individually and in the aggregate, and are recorded in the accounting period discovered, unless a restatement of a prior period is necessary. Results for the interim periods are not necessarily indicative of results for the full year.

Certain prior year amounts have been reclassified to conform with the 2002 presentation.

CHANGE  IN  REPORTING  ENTITY

BCP Management, Inc. ("BCPM"), a wholly owned subsidiary of the Company, serves as the general partner of Borden Chemicals and Plastics Limited Partnership (the "Limited Partnership"), as a 1% owner, and Borden Chemical and Plastics Operating Limited Partnership ("the Operating Partnership"). The Limited Partnership is the sole limited partner of the Operating Partnership. As general partner, BCPM has certain fiduciary responsibilities to the Limited Partnership and the Operating Partnership. The Limited Partnership and the Operating Partnership were created in November 1987, as separate and distinct entities from the Company, and the Limited Partnership is 99% owned by the public. On April 3, 2001, the Operating Partnership and its subsidiary, BCP Finance Corporation, filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code. On March 22, 2002, BCPM also filed a voluntary petition for protection under Chapter 11 of the Bankruptcy Code. On August 1, 2002, BCPM and the Operating Partnership filed a proposed Joint Plan of Liquidation with the U.S Bankruptcy Court for the District of Delaware which, if confirmed by the Bankruptcy Court, would result in the liquidation of BCPM and the Operating Partnership and the distribution of the resulting cash proceeds (net of administrative claims and expenses) to their respective creditors in accordance with the plan.

As a result of the bankruptcy of BCPM, the Company's rights as its shareholder and the authority of the Board of Directors of BCPM with respect to BCPM's operations have been significantly restricted. Consequently, the Company no longer includes BCPM in its Financial Statements but rather accounts for BCPM under the equity method of accounting for all periods presented. There is no impact on previously reported amounts of net income as a result of the deconsolidation. The impact on the Condensed Consolidated Balance Sheets of the deconsolidation is to reduce both total assets and liabilities by $38,611 and $40,348 at September 30, 2002 and December 31, 2001, respectively. The Company's equity-method investment in BCPM has been written-down to $0 in 2001 and is reported as an impairment of equity investment.

4.     BUSINESS  REALIGNMENT  EXPENSE  AND  DIVESTITURES

During 2002, the Company recorded net business realignment expense of $12,142 of which $2,082 was recorded in the third quarter, $5,401 in the second quarter and $4,659 in the first quarter.

Provided below is a summary of business realignment reserve activity for the first three quarters of 2002:

---------------------------------------------------------------------------------------------------------------------------------
                                                        RESERVES             2002               2002              RESERVES
                                                       DECEMBER 31,         EXPENSE            CHARGES          SEPTEMBER 30,
                                                          2001                                                      2002
---------------------------------------------------------------------------------------------------------------------------------


Plant closure costs (including employee
costs)                                             $   14,389            $   10,030           $  (10,935)           $  13,484


Corporate severance and other employee
costs                                                   8,360                 2,112               (6,124)               4,348
                                                   -------------          ------------          -----------          -----------
                                                   $   22,749            $   12,142          $   (17,059)           $  17,832
---------------------------------------------------------------------------------------------------------------------------------



Business realignment expense in 2002 of $12,142 consists of $12,495 of plant closure costs, primarily related to the closure of the melamine crystal business facility, and $2,112 of severance and other employee costs, partially offset by a pre-tax gain on the sale of land associated with a previously closed plant of $2,465 ($1,602 after-tax). Plant closure costs include plant employee severance of $10,424 and demolition, environmental and other costs of $2,071.

Non-cash  charges  to  the  restructuring  reserves  in  2002  totaled  $640.

Business realignment expense in 2001 of $20,596 consisted of $27,015 of plant closure costs and a $4,088 charge for severance costs related to a corporate workforce reduction program. These costs were partially offset by a pre-tax gain on the sale of land associated with a previously closed plant of $10,507 ($6,514 after-tax).





In  the  third  quarter  of  2001,  the  Company sold its operations in Ecuador.
Proceeds from the sale were $5,273 and a pre-tax loss of $2,179 ($2,839 after-tax) was recorded.

5.     RESTRICTED  CASH

Restricted cash at September 30, 2002 and December 31, 2001 represents cash collateral provided for the Company's uncommitted letter of credit facility that was established during first quarter 2002. The $85,000 facility requires the Company to provide cash collateral equivalent to 101% of the letters of credit outstanding.

The letters of credit are in the process of being cancelled and reissued under the new credit facility dated September 23, 2002. The amount of letters of credit and cash collateral still outstanding under the uncommitted letter of credit facility at November 14, 2002 were $68,009 and $68,700, respectively. The amount of letters of credit outstanding under the new credit facility at November 14, 2002 was $12,815.

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

The  Company  will  perform  its annual impairment test as of December 31, 2002.

As required, SFAS No. 142 was adopted on a prospective basis; therefore, prior periods have not been restated.



















































The following table provides a comparison of 2002 to 2001 as if the new accounting principle were applied to the prior year period:

-------------------------------------------------------------------------------------------------------
                                                                    NINE MONTHS ENDED SEPTEMBER 30,

                                                                           2002             2001
Reported net loss                                                    $    (25,780)     $    (13,564)
Add back goodwill amortization                                               -                2,515
                                                                     -------------       -----------
Adjusted net loss                                                         (25,780)          (11,049)
Add back cumulative effect of change in
     accounting principle                                                  29,825               -
                                                                     -------------       -----------

Adjusted income (loss) before cumulative effect
     in change in accounting principle                               $      4,045      $    (11,049)
                                                                     =============     =============
Basic and diluted per share data:
Reported net loss                                                    $      (0.13)     $      (0.07)
Add back goodwill amortization                                                  -              0.01
                                                                     -------------       -----------
Adjusted net loss                                                           (0.13)            (0.06)

Add back cumulative effect of change in
     accounting principle                                                    0.15               -
                                                                     -------------       -----------
Adjusted income (loss) before cumulative effect
     of change in accounting principle                               $       0.02      $      (0.06)
                                                                     =============     =============
-------------------------------------------------------------------------------------------------------

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:


<BTB>
------------------------------------------------------------------------------------------------------------------------
                                                            North            North
                                                          American         American
                                                           Forest         Performance
                                                          Products           Resins      International          Total
                                                       -------------     -------------   --------------      -----------
Goodwill balance at December 31, 2001                   $  20,713            19,487          31,199             71,399
Less goodwill impairment recognized
     upon adoption of SFAS No. 142                           -                  -           (29,825)           (29,825)
Purchase accounting adjustment                               -               (2,230)            -               (2,230)
Foreign currency translation                                    3                 1            (597)              (593)
                                                       -------------     -------------   --------------      -----------
Goodwill balance at September 30, 2002                  $  20,716            17,258             777             38,751
                                                       =============     =============   ==============      ===========
------------------------------------------------------------------------------------------------------------------------






























Intangible assets, which will continue to be amortized, consist of the following:


---------------------------------------------------------------------------------------------------------------------------------
                                                           At September 30, 2002                        At December 31, 2001
                                                       ----------------------------                  ----------------------------

                                                          Gross                                       Gross
                                                         Carrying              Accumulated           Carrying        Accumulated
                                                          Amount               Amortization           Amount         Amortization
                                                       -------------         ---------------       --------------    ------------

Intangible assets:

     Customer list and contracts                    $      6,559             $   3,492           $     6,559         $    2,824
     Formulas and technology                               6,524                 4,182                 6,524              3,730
     Unrecognized prior service cost                       2,657                   -                   2,657                 -
     Other                                                   744                   672                   744                683
                                                       -------------         ---------------       --------------    ------------
                                                          16,484             $   8,346                16,484         $    7,237
                                                       =============         ===============       ==============    ============
---------------------------------------------------------------------------------------------------------------------------------


The impact of foreign currency translation adjustments is included in accumulated amortization.

Aggregate intangible amortization expense for the three months ended September 30, 2002 and 2001 was $469 and $394, respectively and $1,194 and $1,067 for the nine months ended September 30, 2002 and 2001, respectively.

Estimated annual intangible amortization expense for 2002 through 2006 is as follows:

                               2002    $     1,672
                               2003          1,657
                               2004          1,657
                               2005          1,648
                               2006          1,123

The Company's recorded goodwill of $71,399 as of December 31, 2001 had been recorded in conjunction with numerous business acquisitions. As mentioned above, in accordance with the implementation of SFAS No. 142, the Company tested goodwill for impairment as of January 1, 2002. As required by the new accounting principle, to perform the goodwill impairment test the Company identified the appropriate reporting units, assigned assets and liabilities (including goodwill) to the reporting units, determined estimated fair values of the reporting units, and assessed whether the estimated fair value of each reporting unit was more or less than the carrying amount of the assets and liabilities assigned to the units. As a result of this test, the fair value of each reporting unit exceeded the carrying amount of assets and liabilities assigned, except for the Company's European reporting unit. Based on the excess of the carrying value over the estimated fair value of its European reporting unit, the Company recorded a goodwill impairment charge of $29,825 which represents 100% of January 1, 2002 carrying amount. There was no tax benefit recognized in conjunction with the impairment charge. This impairment charge is reported as the cumulative effect of change in accounting principle in the Condensed Consolidated Statements of Operations and the goodwill amount at September 30, 2002 has been reduced by this amount.

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





7.     RESTRICTED  COMMON  STOCK

In the first quarter of 2002, the Company granted 1,058,201 shares of restricted common stock to management under the Amended and Restated 1996 Stock Purchase and Option Plan. In the second quarter of 2002, the Company granted an additional 529,100 shares of restricted stock to management. The total deferred compensation of $3,571 related to the restricted common shares is being amortized over the three-year vesting period.

8.     DISCONTINUED  OPERATIONS

In the third quarter of 2001, the Company sold its Consumer Adhesives business segment to an affiliate. The gain on the disposal was recorded in equity due to the related party nature of the transaction. Consequently, the financial results of Consumer Adhesives are reported as discontinued operations in the Condensed Consolidated Statements of Operations and Cash Flows for the three and nine months ended September 30, 2001. Provided below are the major components of the amount reported as income from discontinued operations in 2001:

-----------------------------------------------------------------------------
                                                  SEPTEMBER 30, 2001
                                       THREE MONTHS              NINE MONTHS
                                           ENDED                    ENDED
-----------------------------------------------------------------------------

Net sales                             $   34,896             $     106,307
Income before income taxes                 7,951                    17,404
Income tax expense                         3,581                     2,808
                                      -----------            ---------------
Income from discontinued operations  $     4,370             $      14,596
-----------------------------------------------------------------------------


9.     COMPREHENSIVE  INCOME

Comprehensive  income  is  computed  as  follows:

------------------------------------------------------------------------------------
                                           THREE MONTHS ENDED SEPTEMBER 30,
                                                2002                       2001
------------------------------------------------------------------------------------

Net income                                  $     3,234                $     7,320
Foreign currency translation adjustments        (13,911)                    (6,696)
Reclassification adjustments                       -                         4,816
Derivative activity                                 (31)                       284
                                            ------------               -------------
                                            $   (10,708)               $     5,724
------------------------------------------------------------------------------------





-----------------------------------------------------------------------------------
                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                   2002                       2001
-----------------------------------------------------------------------------------


Net loss                                       $     (25,780)        $      (13,564)
Foreign currency translation adjustments             (19,330)               (19,342)
Reclassification adjustments                            -                     5,800
Cumulative effect of change in
     accounting principle                               -                    (3,116)
Derivative activity                                      538                  1,966
                                               --------------        ---------------
                                               $     (44,572)        $      (28,256)
------------------------------------------------------------------------------------








The foreign currency translation adjustments in 2002 and 2001 relate primarily to unfavorable exchange rates in the United Kingdom and Latin America, partially offset by favorable exchange rates in Canada. The cumulative effect of change in accounting principle in 2001 relates to the adoption of SFAS No. 133 as of the beginning of 2001. The derivative activity amounts represent reclassification into earnings of the original cumulative effect of change in accounting principle.

The third quarter 2001 reclassification adjustment reflects the accumulated translation adjustment recognized on the sale of a business in Ecuador.

10.     RELATED  PARTY  TRANSACTIONS

Financing  and  Investing  Arrangements
---------------------------------------

Borden Foods Holding Corporation ("Foods"), an affiliate of the Company, loans cash to the Company, under an Affiliate Borrowing Agreement. These loans are recorded as loans payable to affiliates in the Condensed Consolidated Balance Sheets. Foods had $102,040 and $78,550 loaned to the Company at September 30, 2002 and December 31, 2001, respectively. The Company recorded affiliated interest expense of $435 and $3,687 related to amounts loaned by affiliates for the three months ended September 30, 2002 and 2001, respectively, and $1,506 and $13,367 for the nine months ended September 30, 2002 and 2001, respectively. The significant reduction in affiliated interest expense is due to lower average borrowings by the Company in 2002.

In the first quarter of 2002, the Company settled in full its note payable to BCPM (the "Note") in the form of cash payments of $31,581 and $2,600 of certain set-offs asserted by the Company against amounts due under the Note. BCPM acknowledged the validity and enforceability of certain set-offs asserted against amounts due under the Note by the Company; the Company waived the right to assert certain other set-offs against amounts due under the Note; and BCPM and the Company exchanged mutual releases with respect to the Note. A committee comprised solely of independent directors of BCPM, represented and advised by separate and independent counsel, reviewed and agreed to the above provisions.

In the Company's 2001 Annual Report on Form 10-K, the Company expressed that it intended to cancel a $404,817 note receivable (plus accrued interest) from its parent, BHI, which is accounted for as a reduction from equity. In the third quarter of 2002, the Company decided to defer canceling this note receivable. Historically, BHI funded the interest due on the note through common dividends received from the Company. The Company resumed the quarterly interest accrual on the note receivable. However, quarterly interest has not been paid, nor an associated dividend declared, since October 15, 2001.

At December 31, 2001, the Company had a $110,000 preferred stock investment in Consumer Adhesives, an affiliate of the Company. The preferred stock was redeemed on March 1, 2002 for a $110,000 note receivable from Consumer Adhesives. On March 12, 2002, the note receivable was sold to BHI, the Company's parent, for cash proceeds of $110,000 plus accrued interest of $455.

As a guarantor of the Company's debt, Foods received an annual fee from the Company of $1,100. Under the terms of the guarantee agreement between Foods and the Company, Foods was automatically released from the obligation to guarantee the payment of the Company's outstanding publicly held debt upon Foods being released from the obligation to guarantee the payment of amounts due under the Company's $250,000 Credit Agreement that expired on July 13, 2002. The guarantee was filed as Exhibits 4(i) - 4(iv) in the Company's June 30, 1996
Quarterly  Report  on  Form  10-Q.

Administrative  Service,  Management  and  Consulting  Arrangements
-------------------------------------------------------------------

The Company provides administrative services to Foods under a revised agreement effective for 2002. The total fee for this agreement is based on the level of services provided and is $120 in 2002 and was $1,000 in 2001. The level of services provided to Foods was significantly reduced in 2002. Fees received for these services are offset against the Company's general and administrative expenses and totaled $30 and $250 for the three months ended September 30, 2002 and 2001, respectively, and $90 and $750 for the nine months ended September 30, 2002 and 2001, respectively. In addition, the Company pays certain costs on behalf of Foods and is reimbursed by Foods for 100% of these costs. Included in accounts receivable from affiliates at September 30, 2002 and December 31, 2001 is $350 and $257, respectively, related to these costs.











Capital provides management, consulting and governance to the Company, and the Company provides certain administrative services to Capital. Capital is a wholly owned subsidiary of BHI, the Company's parent, and employs certain former executives of the Company. The amount paid to Capital is $9,000 per year payable quarterly in arrears, which represents Capital's gross fee less the Company's fee for providing administrative services to Capital. At September 30, 2002, $2,250 was included in accounts payable to affiliates for amounts due to Capital under this arrangement.

In the second quarter of 2002, based on various economic and other developments, BHI made a decision to wind down Capital's operations by the end of 2002. This decision resulted in immediate recognition by Capital of incremental expenses and liabilities related primarily to severance and rent obligations. These incremental expenses are the legal obligation of Capital and will be funded by Capital. The Company's allocated portion of Capital's incremental expenses is $5,500 and the Company has recognized its share of these expenses as an additional management fee from Capital for financial reporting purposes. Since the Company is not responsible for settling these liabilities, the charge has also been recorded as a capital contribution to the Company, by BHI.

The Company pays certain costs on Capital's behalf and is reimbursed by Capital for 100% of these costs, of which $916 and $554 is included in accounts receivable from affiliates at September 30, 2002 and December 31, 2001, respectively.

In 2001, the Company rendered management, consulting and financial services to World Kitchen Holding Company, Inc. ("WKI"), an affiliate of the Company, for an annual fee of $2,500. In November 2001, BHI purchased the management fee receivable from the Company. In addition during 2001, WKI also reimbursed the Company for certain expenses paid on its behalf.

Other  Transactions  and  Arrangements
--------------------------------------

Prior to the sale of Consumer Adhesives to an affiliate of the Company, Consumer Adhesives and the Company were parties to a tax sharing agreement. Under this agreement, Consumer Adhesives paid income taxes to the Company as if Consumer Adhesives filed stand-alone federal and state income tax returns. At September 30, 2002 and December 31, 2001, the Company had an outstanding receivable from Consumer Adhesives of $326 and $6,661, respectively, for unpaid federal and state income tax.

11.     COMMITMENTS  AND  CONTINGENCIES

ENVIRONMENTAL MATTERS - The Company, like others in similar businesses, is subject to extensive Federal, state and local environmental laws and regulations. Although environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent regulation could require the Company to make additional unforeseen environmental expenditures. Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Environmental accruals are routinely reviewed on an interim basis as events and developments warrant and are subject to a comprehensive review annually during the fourth quarter. In addition, under an Environmental Indemnity Agreement between the Company and BCP, the Company has agreed, subject to certain conditions and limitations, to indemnify BCP from certain environmental liabilities arising from or relating to occurrences on or prior to November 30, 1987 which are incurred on or prior to November 30, 2002 at BCP facilities which were previously owned by the Company and share on an equitable basis liabilities incurred on or before November 30, 2002 arising from or relating to facts or circumstances existing and requirements in effect both prior to and after November 30, 1987. The Company has accrued approximately $45,269 and $43,423 at September 30, 2002 and December 31, 2001, respectively, for probable environmental remediation and restoration liabilities. Of these amounts, $6,165 and $2,400 at September 30, 2002 and December 31, 2001, respectively, relate to environmental and restoration liabilities that are included in the Company's business realignment reserve (see
Note 4). These amounts represent management's best estimate of these liabilities, based on currently available information and analysis. The Company believes that it is reasonably possible that costs associated with such liabilities may exceed current reserves by amounts that may prove insignificant, or by amounts, in the aggregate, of up to approximately $32,000.

Because the Company's operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials, the Company is subject to extensive environmental regulation at the Federal and State level and is exposed to the risk of claims for environmental remediation or restoration as well as claims of injury from direct exposure to such materials or products produced by the Company and from indirect exposure when such materials or its products are incorporated into other companies' products. The Company has joined the American Chemistry Council and is in the process of adopting Responsible Care. There can be no assurance that, as a result of former, current or future operations, there will not be additional environmental remediation or restoration liabilities or claims of personal injury by employees or members of the public due to exposure or alleged exposure to such materials or to the Company's products.

LEGAL MATTERS - The Company has recorded $3,606 and $5,423 in liabilities at September 30, 2002 and December 31, 2001, respectively, for legal costs that it believes are probable and reasonably estimable. Actual costs are not expected to exceed these amounts. The Company believes, based upon the information it currently possesses, and taking into account its established reserves for estimated liability and its insurance coverage, that the ultimate outcome of the foregoing proceedings and actions is unlikely to have a material adverse effect on the Company's financial statements.

Part  1.  FINANCIAL  INFORMATION

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands)

CRITICAL  ACCOUNTING  POLICIES:
-------------------------------

For a discussion of the Company's critical accounting policies, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations on page 12 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

OVERVIEW  OF  SEGMENTS:
-----------------------

Beginning in the third quarter of 2002, the Company reports three operating segments rather than one, as in the prior 2002 interim period reports, to better reflect the ongoing operations. Prior periods have been restated to reflect this change. The three segments reported are North American Forest Products, North American Performance Resins Group and International. In addition, Corporate and Other is reported separately. The product lines included in the North American Forest Products segment are formaldehyde and forest products resins. The key business drivers in the North American Forest Products segment are housing starts, furniture demand, panel production capacity and chemical sector operating conditions. The North American Performance Resins Group includes specialty, oilfield, industrial, nonwoven, laminate and foundry resins, and UV coatings. In the North American Performance Resins Group segment, the key business drivers are housing starts, auto builds, active gas drilling rigs, fiber optic demand and the general industrial sector. The International segment consists of operations in Latin America, Europe and Asia Pacific. Principal countries of operation are Brazil, the United Kingdom, Malaysia and Australia. Product lines include forest product and performance resins. In the International segment, the key business drivers are export levels, panel production capacity, housing starts, furniture demand, and the local political environment. Changes in the key business drivers affect and will continue to affect sale volumes and operating results of the Company.

















































RESULTS  OF  OPERATIONS  BY  SEGMENT:
-------------------------------------

Following is a comparison of net sales and Adjusted Operating EBITDA by reportable business segment for the Company.

---------------------------------------------------------------------------------------------------------------------------------
                                                                                        PERIOD ENDED SEPTEMBER 30,
                                                                           3 MONTHS                              9 MONTHS
                                                                  ---------------------------            ------------------------
                                                                     2002             2001               2002               2001
---------------------------------------------------------------------------------------------------------------------------------


NET SALES:
     North American Forest Products                               $   171,838     $   160,246       $   470,082     $   518,927
     North American Performance Resins                                 87,489         101,235           260,400         318,583
     International Businesses                                          67,522          69,205           195,848         219,171
     Business disposed of (1)                                             338           6,146             6,515          19,084
                                                                  ------------     -----------      -------------   -------------
                                                                  $   327,187     $   336,832       $   932,845     $ 1,075,765
                                                                  ============    ============      ============    =============
ADJUSTED OPERATING EBITDA:
     North American Forest Products                               $    22,704     $    28,135       $    72,380     $    74,389
     North American Performance Resins                                 12,252          16,468            36,905          59,005
     International Businesses                                           7,912           4,204            24,176          11,756
     Corporate and other                                              (10,940)        (13,061)          (40,463)        (54,048)
     Business disposed of (1)                                            (495)          3,757              (309)          3,925
                                                                  ------------     -----------      -------------   -------------
     Total Adjusted Operating EBITDA (2)                               31,433          39,503            92,689          95,027

     Significant or unusual items (3)                                  (2,082)        (12,873)          (12,142)        (22,775)
     Depreciation and amortization                                    (11,682)        (14,957)          (35,800)        (43,310)
                                                                  ------------     -----------      -------------   -------------
     Operating Income                                             $    17,669     $    11,673       $    44,747     $    28,942
                                                                  ============    ============      ============    =============
---------------------------------------------------------------------------------------------------------------------------------

(1)     In  the fourth quarter of 2001, the Company announced that it had decided to offer for  sale  its melamine crystal business and that it would attempt to complete the sale by the  end  of the year.  However, as of the end of 2001, no sale had been negotiated and in
January  2002  the  Company  closed  its  melamine  crystal  business.
(2)     Adjusted  Operating  EBITDA  represents  net  income (loss) excluding discontinued
operations, non-operating income and expenses, interest, taxes, depreciation, amortization and  Significant  and  Unusual  items (see below).  Adjusted Operating EBITDA is presented because  it  is  management's  measure  of  the  operating  results of the Company and its reportable  segments.
(3)     Significant or Unusual items represent business realignment expenses and gains and losses  from  the  divestitures  of  businesses.  Business  realignment expense in 2002 of
$12,142  consists  of  $12,495 of plant closure costs, primarily related to the closure of the  melamine  crystal  business  facilities,  and  $2,112 of severance and other employee costs, partially offset by a pre-tax gain on the sale of land associated with a previously closed  plant  of  $2,465  ($1,602 after-tax).  Plant closure costs include plant employee severance  of $10,424 and demolition, environmental and other costs of $2,071. Significant or  Unusual  items  in 2001 included business realignment expense of $20,596 and a loss of the  third  quarter  divestiture of a business in Ecuador of $2,179.  Business realignment expense  consisted  of  $27,015  of  plant closure costs and a $4,088 charge for severance costs  related  to  a  corporate  workforce reduction program.  These costs were partially offset  by a pre-tax gain on the sale of land associated with a previously closed plant of
$10,507  ($6,514  after-tax).

THREE  MONTHS  ENDED  SEPTEMBER 30, 2002 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
2001

North  American  Forest  Products
---------------------------------

In the third quarter of 2002, net sales in the Forest Products business improved over the third quarter of 2001 by $11,592, or approximately 7%. Adjusted Operating EBITDA, however, declined $5,431, or approximately 19%, for the same period. The primary driver of the improvement in net sales was increased volume partially offset by lower sale prices and unfavorable currency exchange rates. The decline in Adjusted Operating EBITDA was primarily due to higher raw material costs in the third quarter of 2002 compared to 2001 that could not be passed through to customers.

Improved volumes increased third quarter 2002 sales by approximately $22,900. Higher volumes in the Forest Products business reflect continued strong housing starts, strong furniture demand and an overall rebound in the general chemical sector.

Lower selling prices reduced third quarter 2002 sales by approximately $8,700. The lower selling prices reflect lower raw material costs, in the beginning of the third quarter of 2002 compared to the third quarter of 2001, as a portion of sales volumes in the Forest Products business is sold under contracts that provide for monthly or quarterly selling price adjustments based on published cost indices for the primary raw material (i.e., methanol, phenol and urea).

Foreign currency translation had a negative impact of approximately $2,500 on third quarter sales due to a weaker Canadian dollar in 2002 versus 2001.

Adjusted Operating EBITDA of $22,704 in the third quarter of 2002 was $5,431 lower than the third quarter of 2001. Increased volumes were more than offset by the negative effect of rising raw material costs in third quarter, with a lag in selling price adjustments, increased general insurance costs and increased employee medical costs compared to the third quarter of 2001.

North  American  Performance  Resins
------------------------------------

Third quarter 2002 net sales in the Performance Resins business declined $13,746, or approximately 14%, from the third quarter of 2001. Adjusted Operating EBITDA also decreased $4,216, or approximately 26%, during the same period. The decline in sales was primarily due to reduced volumes. The reduction in Adjusted Operating EBITDA was primarily due to the reduced volumes and unfavorable product mix and pricing pressures, particularly in nonwoven resin products.

The decline in sales volumes represented a negative impact on 2002 sales of approximately $12,000. The volume declines continued in the specialty oilfield and UV coatings products. The volume decline in oilfield products is due to reduced drilling activity in third quarter 2002 compared to third quarter 2001. The UV coatings products volume decline is due to significantly lower demand for optical fiber in third quarter 2002 compared to third quarter 2001. The expected demand outlook for UV coatings products remains flat through 2003 consistent with the demand for fiber optic cable. Slightly offsetting these declines were volume improvements in industrial resins and laminate and derivative products driven by the continued strong housing starts.

Adjusted Operating EBITDA declined primarily due to the volume declines in specialty oilfield and UV coatings products. Further contributing to the decline was pricing pressures and unfavorable raw material pass through lags related to nonwoven resins products, partially offset by cost reductions and improved utilization at various plants.
























International  Businesses
-------------------------

International net sales declined $1,683, or approximately 2%, from the third quarter of 2001. Adjusted Operating EBITDA, however, improved $3,708, or approximately 88%, in the same period. The decline in sales was primarily due to reduced sales prices, unfavorable currency exchange rates and the third quarter 2001 divestiture of a business in Ecuador. Improved sales volumes substantially offset these declines. The improvement in Adjusted Operating EBITDA was a result of a favorable spread between selling prices and raw material costs.

Reduced pricing negatively impacted sales by approximately $25,400. The lower selling prices reflected lower raw material costs. The sales price reduction occurred primarily in the European business resulting from competitive pressures.

More than offsetting the reduction in sales prices was improved volumes, primarily in the European and Latin American businesses, impacting sales positively by approximately $27,700. The increased volumes were driven primarily by domestic panel capacity growth and strong exports compared to the third quarter of 2001.

Unfavorable currency exchange rates, primarily in Latin America, negatively impacted sales by approximately $2,200.

Adjusted Operating EBITDA improved $3,708 in the third quarter of 2002 compared to the third quarter of 2001. The improvement is primarily attributable to improved margins due to a favorable spread between raw material costs and selling prices.

Corporate  and  other
---------------------

Adjusted Operating EBITDA, which consists primarily of general and administrative expense and income and expenses related to divested businesses, improved $2,121 to a net expense of $10,940 in third quarter 2002 from a net expense of $13,061 in third quarter 2001. The improvement was primarily due to the reduction of expenses as a result of a corporate reorganization and workforce reduction program in 2001.

Business  disposed  of
----------------------

The Company shut down its melamine crystal business facility on January 11, 2002. Operating results for the third quarter of 2002 represent revenues and related expenses primarily from the sale of inventory subsequent to the closure date.

NINE  MONTHS  ENDED  SEPTEMBER  30,  2002  VERSUS  NINE  MONTHS  ENDED
SEPTEMBER  30,  2001

North  American  Forest  Products
---------------------------------

Net sales and Adjusted Operating EBITDA in 2002 were behind prior year by $48,845 and $2,009, respectively, representing declines of approximately 9% and 3%, respectively. The reduction in sales was primarily due to reduced selling prices and unfavorable currency exchange rates, partially offset by improved volumes. The decline in Adjusted Operating EBITDA was a result of increases in raw material prices in the third quarter of 2002 offset partly by lower processing costs.

Lower selling prices reduced sales by approximately $74,400. The lower selling prices reflect lower raw material costs in the first half of 2002. In the last two quarters, raw material costs began to rise; however, the increased costs have not been fully passed-through to customers, as a portion of sales volumes in the Forest Products business is sold under contracts that provide for monthly or quarterly selling price adjustments based on published cost indices for the primarily raw material (i.e., methanol, phenol and urea).


















Foreign currency translation negatively impacted sales approximately $8,200 due to a weaker Canadian dollar in 2002 versus 2001.

Partially offsetting these declines was an increase in volumes over the prior year of approximately $33,800. Higher volumes reflect continued strong housing starts, increased furniture demand and an overall rebound in the chemical sector.

Adjusted Operating EBITDA declined $2,009 in the first nine months of 2002 compared to the same period of 2001. The decrease is primarily due to declining margins on contract business as raw material prices increased during third quarter 2002. Partially offsetting these losses were improved processing costs, driven by lower utility costs and higher volumes.

North  American  Performance  Resins
------------------------------------

Net sales and Adjusted Operating EBITDA declined in the Performance Resins business by $58,183 and $22,100, respectively, in 2002, representing declines of 18% and 37%, respectively. The decline in sales and Adjusted Operating EBITDA was primarily due to lower volumes, unfavorable product mix and lower selling prices.

Lower volumes and unfavorable product mix negatively impacted sales by approximately $45,700. The decline in volumes was primarily attributable to the slow-down in the specialty oilfield and UV coatings businesses. These declines were slightly offset by improved volumes in foundry and laminate and derivative products. The volume decline in oilfield products is due to reduced drilling activity in 2002 compared to 2001. The UV coatings products volume decline is a result of significantly lower demand for optical fiber in 2002 compared to 2001. The expected demand outlook for UV coatings products remains flat through 2003 consistent with the demand for fiber optic cable.

Lower selling prices also negatively impacted sales by approximately $12,300. The lower prices reflect lower raw materials in 2002 that are passed-through to customers under raw material based contracts.

The decline in Adjusted Operating EBITDA was primarily due to unfavorable volumes and products mix and the unfavorable spread between selling prices and raw material costs reflecting the lag time in selling price adjustments during times of increasing raw material costs. In the third quarter of 2002, raw material prices began to rise, but the increase have not yet been passed through to customers.

International  Business
-----------------------

International net sales decreased $23,323, or approximately 11%, in 2002 compared to 2001. However, Adjusted Operating EBITDA improved $12,420 in the same period. The decline in sales is primarily attributable to lower selling prices, the absence of sales from a business in Ecuador sold in the third quarter of 2001 and unfavorable currency exchange rates. Improved volumes significantly offset these declines. The improvement in Adjusted Operating EBITDA was a result of a favorable spread between selling prices and raw material costs.

The impact of lower selling prices on sales was approximately $33,700. The lower selling prices reflect lower average raw material costs compared to the same period of 2001 and competitive pressures in Europe.

The absence of sales from a business in Ecuador sold in the third quarter of 2001 reduced sales by approximately $7,300.

Foreign currency translation, primarily in Latin America, negatively impacted sales by approximately $7,100.

Significantly offsetting these declines were improved sales volumes of approximately $24,700, primarily in Europe and Latin America. The increase in volumes was a result of domestic panel capacity growth and strong exports.

Adjusted Operating EBITDA improved $12,420 in 2002. The improvement was primarily due to a positive spread between selling prices and raw material costs through the first two quarters of 2002. This spread declined in third quarter 2002 as raw material costs continued to rise.












Corporate  and  Other
---------------------

Corporate and other Adjusted Operating EBITDA , which consists primarily of general and administrative expenses and income and expenses related to divested businesses, improved $13,585 in 2002 to a net expense of $40,463 from a 2001 net expense of $54,048. The improvement was due to the absence of 2001 settlement and curtailment charges of $16,300 and the reduction of certain expenses resulting from a 2001 corporate reorganization and workforce reduction program. These improvements were partially offset by the increase in consulting and governance costs (see also Note 10 to the Condensed Consolidated Financial Statements) and the absence of 2001 insurance gains of $5,400.

Business  disposed  of
----------------------

The company shut down its melamine crystal business facility on January 11, 2002. Operating results for the first nine months of 2002 represent revenues and related expenses primarily from the sale of inventory subsequent to the closure date.

NON-OPERATING  EXPENSES  AND  INCOME  TAXES
-------------------------------------------

Following is a comparison of non-operating expenses for the three months ended September 30, 2002 and 2001:


<BTB>
---------------------------------------------------------------------------------
                                           THREE MONTHS ENDED SEPTEMBER 30,
                                             2002                       2001
--------------------------------------------------------------------------------
Interest expense                        $   11,955               $     12,526
Affiliated interest expense, net               435                      2,408
Other non-operating (income) expense        (1,467)                     4,494
                                        ------------             ----------------
                                        $   10,923               $     19,428
---------------------------------------------------------------------------------


Non-operating expenses improved $8,505 from $19,428 for the three months ended September 30, 2001 to $10,923 for the three months ended September 30, 2002. The improvement is primarily due to the absence of 2001 net losses of an unconsolidated subsidiary accounted for under the equity method of $5,189. Reductions in net affiliated interest expense and interest expense of $1,973 and $571, respectively, also contributed to the improvement.

Following is a comparison of non-operating expenses for the nine months ended September 30, 2002 and 2001:

---------------------------------------------------------------------------------
                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                  2002                   2001
---------------------------------------------------------------------------------
Interest expense                           $      35,922        $        38,998
Affiliated interest expense, net                   1,051                 11,026
Other non-operating (income) expense              (5,327)                 3,872
Impairment of equity investment                      -                   10,000
                                           --------------       -----------------
                                           $      31,646        $        63,896
---------------------------------------------------------------------------------



Non-operating expenses improved $32,250 to $31,646 in 2002 from $63,896 in 2001. The improvement is primarily due to the absence of a $10,000 charge recorded in 2001 for estimated costs related to the financial decline of BCP, a limited partnership, for which BCPM served as general partner (also see Note 3 to Condensed Consolidated Financial Statements), a reduction in net affiliated interest expense and interest expense of $9,975 and $3,076, respectively, due to lower borrowing levels and the absence of 2001 net losses of an unconsolidated subsidiary accounted for under the equity method of $4,900. Additionally, affiliated dividend income of $1,512 was recorded in first quarter 2002.





Following is a comparison of income tax expense related to continuing operations for the three months and nine months ended September 30, 2002 and 2001:

-----------------------------------------------------------------------------------
                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                   2002                   2001
-----------------------------------------------------------------------------------

Income tax expense (benefit)                 $     3,512              $   (10,705)
Effective tax rate                                  52%                     N/M
-----------------------------------------------------------------------------------



The 2002 effective tax rate reflects the inability to utilize foreign tax credits associated with repatriated earnings and an increase in the valuation reserve for foreign net operating losses.

The 2001 effective tax rate reflects a third quarter reduction in the estimate of earnings related to the expected sale of a foreign business that are not expected to be permanently reinvested in foreign locations.


-----------------------------------------------------------------------------------
                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                  2002                       2001
-----------------------------------------------------------------------------------

Income tax expense (benefit)                  $   9,056                   $  (6,794)
Effective tax rate                                 69%                          19%
-----------------------------------------------------------------------------------



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

CASH  FLOWS
-----------

Operating  Activities
---------------------

Operating activities used cash of $5,750 in 2002 compared to generating cash of $45,990 in 2001. The $51,740 decline is primarily due to taxes paid in 2002 of $1,339 compared to tax receipts of $36,432 in 2001, a decline in Adjusted Operating EBITDA of $18,638, excluding a non-cash settlement and curtailment charge of $16,300 in 2001 and increased cash restructuring payments of $13,804. Also contributing to the decline is a reduction in overall net trading capital of $13,454 due to higher sales volumes partially offset by lower selling prices and the absence of 2001 insurance proceeds of $5,400. Partially offsetting these increases in cash usage is the absence of cash used by discontinued operations of $18,944 and a reduction in net interest payments of $13,496.

Investing  Activities
---------------------

Investing activities generated cash of $93,801 in 2002 compared to cash generated of $81,792 in 2001. The $12,009 improvement is primarily due to cash proceeds from the sale of a note receivable from Consumer Adhesives, an affiliate of the Company, to BHI for $110,000 (see Note 10 to the Condensed Consolidated Financial Statements) and a reduction in capital expenditures of $9,226 due to reduced plant expansion projects. Offsetting these inflows is the absence of $97,001 of proceeds from the 2001 exercise of the Consumer Adhesives option and the 2001 sale of a business in Ecuador and a reduction in the proceeds from the sale of assets of $9,716 primarily attributable to the absence of the 2001 sales of land and of a portion of a common stock equity investment held by the Company.







Financing  Activities
---------------------

Financing activities used cash of $82,479 in 2002 compared to $136,884 in 2001. The $54,405 improvement is due to affiliate borrowings of $29,825 in 2002 compared to affiliate repayments of $44,429 in 2001, the absence of preferred stock dividend payments of $55,293 due to the contribution of the $614,369 preferred stock to the Company by the Company's parent in 2001 and reductions in long-term and net short-term debt repayments of $51,239 and $39,869, respectively. These amounts were partially offset by an increase in restricted cash of $78,134 from year-end 2001, the absence of 2001 long-term debt borrowings of $56,922 and the payment of a note payable to BCPM of $31,581.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

In the third quarter of 2002, the Company finalized a new three-year, $175 million revolving credit facility dated September 23, 2002. The new facility will replace the uncommitted letter of credit facility (discussed below) and the prior $250,000 Credit Facility that expired on July 13, 2002. The new credit facility is secured with inventory and accounts receivable in the United States and Canada and the United Kingdom and a portion of property in Canada and the United Kingdom. The credit facility contains limitations on dividends, capital expenditures and management fees in addition to certain financial covenants depending on levels of borrowing availability. Current pricing under the LIBOR based borrowing option is LIBOR plus 225 basis points. The credit facility will be used to fund short-term working capital needs and capital improvements. As of November 14, 2002, the borrowings available under this facility are $124,986. The amount of letters of credit outstanding under this facility at November 14, 2002 was $11,876.

The uncommitted letter of credit facility mentioned above, initially in the amount of $45,000, was increased in second quarter 2002 to $85,000. The Company was required to provide cash collateral equivalent to 101% of the letters of credit outstanding under this facility. The fees under this facility were 1/2% per annum of the amount of the letters of credit outstanding. At September 30, 2002, the Company had provided cash collateral of $79,018, classified as restricted cash on the Condensed Consolidated Balance Sheet, related to this facility. The $85,000 facility was cancelled in third quarter 2002. The letters of credit are in the process of being cancelled and reissued under the new $175 million credit facility. As the letters of credit are cancelled and cash is no longer restricted as collateral, the Company plans to use the cash to pay-down its loans payable to affiliates.

As mentioned above, the Company's prior credit facility in the amount of $250,000 expired July 13, 2002. Under the terms of that facility, the Borden Foods affiliate guaranteed the payment of amounts due under the credit facility. Upon the expiration of the facility, the Foods guarantee obligation was released, which automatically released Foods from the corresponding obligation to guarantee the payment of the Company's outstanding publicly held debt.

In the fourth quarter of 2002, the Company repurchased $1,510 of their outstanding publicly held bonds for $936. A $574 gain on the extinguishment of the bonds will be recognized in the fourth quarter.

The Company and or affiliates of the Company, including entities controlled by KKR, may in the future purchase, depending on market conditions, additional senior unsecured notes of the Company in the open market or by other means.

Because the Company's operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials, the Company is subject to extensive environmental regulation at the Federal and State level and is exposed to the risk of claims for environmental remediation or restoration as well as claims of injury from direct exposure to such materials or products produced by the Company and from indirect exposure when such materials or its products are incorporated into other companies' products. The Company has joined the American Chemical Council and is in the process of adopting Responsible Care. There can be no assurance that, as a result of former, current or future operations, there will not be additional for environmental remediation or restoration or claims of personal injury by employees or members of the public due to exposure or alleged exposure to such materials or to the Company's products.
















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


FORWARD-LOOKING  AND  CAUTIONARY  STATEMENTS
--------------------------------------------

The Company and its officers may, from time to time, make written or oral statements regarding the future performance of the Company, including statements contained in this report and the Company's other reports filed with the Securities and Exchange Commission. Investors should be aware that these statements, which may include words such as "expects" or "outlook", are based on currently available financial, economic, and competitive data and on current business plans. Such statements are inherently uncertain and investors should recognize that events could cause the Company's actual results to differ materially from those projected in forward-looking statements made by or on behalf of the Company. Such risks and uncertainties are primarily in the areas of results of operations by business unit, including decreases in the level of housing starts and auto builds, the impact of imports of wood products and furniture to the United States, and the impact of raw material prices increases on the Company's operations, liquidity, legal and environmental liabilities.





































ITEM  3:  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

There have been no material changes since December 31, 2001 in the Company's market risk.

ITEM  4:  CONTROLS  AND  PROCEDURES

(a) Evaluation of Disclosures Controls and Procedures: The Company's President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (also defined in the Securities and Exchange act of 1934 Rules 13a - 14(c) and 15-d - 14 (c)) as of a date ("Evaluation Date") within 90 days before this filing date of this Quarterly Report on Form 10-Q, have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be known to them by others within those entities.

(b) Changes in Internal Controls: There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

           CERTIFICATION OF FINANCIAL STATEMENTS AND INTERNAL CONTROLS

I,  Craig  O.  Morrison,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of Borden Chemical, Inc. (BCI);

2. Based on my knowledge, the financial statements do not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition and results of operations and cash flows of BCI as of, and for, the periods presented in this quarterly report;

4. BCI's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for BCI and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to BCI is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

b. evaluated the effectiveness of BCI's disclosure controls and procedures within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. BCI's other certifying officer and I have disclosed, based on our most recent evaluation, to BCI's auditors and to the audit committee of BCI's board of directors:

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for BCI's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the BCI's internal controls; and

6. BCI's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





                                     /s/ Craig O. Morrison     November 14, 2002
                                     ----------------------
                                     Craig  O.  Morrison
                                     Chief  Executive  Officer


























           CERTIFICATION OF FINANCIAL STATEMENTS AND INTERNAL CONTROLS

I,  William  H.  Carter,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of Borden Chemical, Inc. (BCI);

2. Based on my knowledge, the financial statements do not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition and results of operations and cash flows of BCI as of, and for, the periods presented in this quarterly report;

4. BCI's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for BCI and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to BCI is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

b. evaluated the effectiveness of BCI's disclosure controls and procedures within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. BCI's other certifying officer and I have disclosed, based on our most recent evaluation, to BCI's auditors and to the audit committee of BCI's board of directors:

d. All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for BCI's auditors any material weaknesses in internal controls; and

e. Any fraud, whether or not material, that involves management or other employees who have a significant role in the BCI's internal controls; and

6. BCI's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





                                       /s/ William H. Carter  November 14, 2002
                                       ----------------------
                                       William  H.  Carter
                                       Chief  Financial  Officer






















PART  II

Item  1:  LEGAL  PROCEEDINGS

In the third quarter of 2002, the Company's Brazilian subsidiary appealed an assessment by the State of Sao Paolo Tax Bureau for excise taxes on certain intercompany loans, characterized by the tax authority as intercompany sales. The assessment is for 40 million Reals, or approximately $10 million. The Company believes that it will ultimately prevail in canceling the assessment on appeal; however, no assurance can be given that the assessment will not be upheld.

BCP Management, Inc. ("BCPM"), a wholly owned subsidiary of the Company, serves as the general partner of Borden Chemicals and Plastics Limited Partnership (the "Limited Partnership") and Borden Chemical and Plastics Operating Limited Partnership ("the Operating Partnership"). The Limited Partnership is the sole limited partner of the Operating Partnership. As general partner, BCPM has certain fiduciary responsibilities to the Limited Partnership and the Operating Partnership. The Limited Partnership and the Operating Partnership were created in November 1987, as separate and distinct entities from the Company, and the Limited Partnership is 99% owned by the public. On April 3, 2001, the Operating Partnership and its subsidiary, BCP Finance Corporation, filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code. On March 22, 2002, BCPM also filed a voluntary petition for protection under Chapter 11 of the Bankruptcy Code. On August 1, 2002, BCPM and the Operating Partnership filed a proposed Joint Plan of Liquidation with the U.S Bankruptcy Court for the District of Delaware which, if confirmed by the Bankruptcy Court, would result in the liquidation of BCPM and the Operating Partnership and the distribution of the resulting cash proceeds (net of administrative claims and expenses) to their respective creditors in accordance with the plan.

The Bankruptcy court has issued an order authorizing the official Creditors Committee in the Operating Partnership bankruptcy proceeding to conduct discovery pursuant to rule 2004 of the Bankruptcy Rules into the relationships between the Company and BCPM and the Company and the Operating Partnership. The Company and BCPM have produced documents pursuant to this order. No claims have been made against the Company in connection with these bankruptcy proceedings, although no assurance can be given that such claims may not be made in the future.

There have been no material developments during the third quarter of 2002 in the other ongoing legal proceedings that are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

Item  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

These  were  no  changes  in  securities  during  the  third  quarter  of  2002.

Item  3.     DEFAULTS  UPON  SENIOR  SECURITIES

There  were  no  defaults on senior securities during the third quarter of 2002.

Item  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of security holders during the third quarter of 2002.


Item  6:  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     a.     Exhibits

(10) (i) Loan and Security Agreement dated September 23, 2002 among Borden Chemical, Inc., Borden Chemical Canada, Inc., Borden Chemical UK Limited, Borden Chemical GB Limited, and Fleet Capital Corporation, as Lender and Agent for the others lenders thereto.

 (99)  Certificate  Pursuant  to  18 U.S.C. Section 1350, as Adopted Pursuant to
Section  906  of  the  Sarbanes-Oxley  Act  of  2002

     b.     Reports  on  Form  8-K

Two Form 8-Ks were filed during third quarter 2002. Both relate to the status of the Company's credit facility and are dated August 29 and September 23.





SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  BORDEN  CHEMICAL,  INC.




November 14, 2002                                 By: /s/ William H. Carter
                                                      ---------------------
                                                  William  H.  Carter
                                                  Executive  Vice  President and
                                                  Chief  Financial  Officer
                                                  (Principal  Financial Officer)












































































               __________________________________________________
                              BORDEN CHEMICAL, INC.
                          BORDEN CHEMICAL CANADA, INC.
                           BORDEN CHEMICAL UK LIMITED
           BORDEN CHEMICAL GB LIMITED F/K/A BLAGDEN CHEMICALS LIMITED
               __________________________________________________
               __________________________________________________
                           LOAN AND SECURITY AGREEMENT
                           DATED:  SEPTEMBER 23, 2002
                                  $175,000,000
               __________________________________________________
               __________________________________________________
                            FLEET CAPITAL CORPORATION
                INDIVIDUALLY AND AS AGENT FOR ANY LENDER WHICH IS
                            OR BECOMES A PARTY HERETO
                         PNC BANK, NATIONAL ASSOCIATION
                      INDIVIDUALLY AND AS SYNDICATION AGENT
                          FOOTHILL CAPITAL CORPORATION
                      INDIVIDUALLY AND AS SYNDICATION AGENT
                         U.S. BANK NATIONAL ASSOCIATION
                     INDIVIDUALLY AND AS DOCUMENTATION AGENT
                              BANK OF AMERICA, N.A.
                     INDIVIDUALLY AND AS DOCUMENTATION AGENT
                _________________________________________________
                             FLEET SECURITIES, INC.
                                  LEAD ARRANGER
               __________________________________________________























































<BTB>
                                TABLE OF CONTENTS
                                                                                     PAGE
                                                                                     ----
SECTION  1.  CREDIT  FACILITY                                                           1

1.1     Loans.                                                                          1
1.2     Letters  of  Credit;  LC  Guaranties.                                           6
1.3     Guarantees;  Limitations  on  U.K.
        Borrowers'  and  Canadian Borrower's Liability.                                 8
1.4     Conversion  to  Dollars.                                                       10
1.5     Judgment  Currency;  Contractual  Currency.                                    11

SECTION  2.  INTEREST,  FEES  AND  CHARGES                                             12
2.1     Interest.                                                                      12
2.2     Computation  of  Interest  and  Fees.                                          14
2.3     Fee  Letter.                                                                   14
2.4     Letter  of  Credit  and  LC  Guaranty  Fees.                                   14
2.5     Additional  Fees.                                                              15
2.6     Fronting  Fees  and  Participation  Fees.                                      15
2.7     Prepayment  Fee.                                                               15
2.8     Audit  Fees.                                                                   16
2.9     Reimbursement  of  Expenses.                                                   16
2.10    Bank  Charges.                                                                 17
2.11    Collateral  Protection  Expenses;  Appraisals.                                 17
2.12    Payment  of  Charges.                                                          17
2.13    No  Deductions.                                                                18
2.14    Allocation  of  Fees  and  Expenses.                                           20

SECTION  3.  LOAN  ADMINISTRATION                                                      20

3.1     Manner  of  Borrowing  Revolving  Credit  Loans/LIBOR  Option.                 20
3.2     Payments.                                                                      25
3.3     Mandatory  and  Optional  Prepayments.                                         27
3.4     Application  of  Payments  and  Collections.                                   28
3.5     All  Loans  to  Constitute  One  Obligation.                                   30
3.6     Loan  Accounts;  Registration.                                                 30
3.7     Statements  of  Account.                                                       30
3.8     Increased  Costs.                                                              31
3.9     Basis  for  Determining  Interest  Rate  Inadequate.                           32
3.10    Sharing  of  Payments,  Etc.                                                   33
3.11    Location  of  Payments  and  Notices.                                          33
3.12    Appointment  of  Borrower  Representative.                                     33
3.13    Canadian  Revolving  Credit  Loans  Refunding.                                 34
3.14    U.K.  Revolving  Credit  Loans  Refunding.                                     35
3.15    Mitigation  Obligations.                                                       36


SECTION  4.  TERM  AND  TERMINATION                                                    36

4.1     Term  of  Agreement.                                                           36
4.2     Termination.                                                                   36

SECTION  5.  SECURITY  INTERESTS                                                       37

5.1     Security  Interest  in  Collateral.                                            37
5.2     Other  Collateral.                                                             39
5.3     Lien  Perfection;  Further  Assurances.                                        39
5.4     Lien  on  Realty.                                                              40

SECTION  6.  COLLATERAL  ADMINISTRATION                                                40

6.1     General.                                                                       40
6.2     Administration  of  Accounts.                                                  41
6.3     Administration  of  Inventory.                                                 43
6.4     Administration  of  Equipment.                                                 43
6.5     Payment  of  Charges.                                                          44

SECTION  7.  REPRESENTATIONS  AND  WARRANTIES                                          44

7.1     General  Representations  and  Warranties.                                     44
7.2     Reaffirmation  of  Representations  and  Warranties.                           53
7.3     Survival  of  Representations  and  Warranties.                                53

SECTION  8.  COVENANTS  AND  CONTINUING  AGREEMENTS                                    53

8.1     Affirmative  Covenants.                                                        53
8.2     Negative  Covenants.                                                           59
8.3     Specific  Financial  Covenants.                                                67

SECTION  9.  CONDITIONS  PRECEDENT                                                     67

9.1     Documentation.                                                                 67
9.2     No  Default.                                                                   67
9.3     Other  Conditions.                                                             67
9.4     Availability.                                                                  68
9.5     No  Litigation.                                                                68
9.6     Material  Adverse  Effect.                                                     68
9.7     Cash  Management.                                                              68

SECTION  10.  EVENTS  OF  DEFAULT;  RIGHTS  AND  REMEDIES  ON  DEFAULT                 68

10.1     Events  of  Default.                                                          68
10.2     Acceleration  of  the  Obligations.                                           71
10.3     Other  Remedies.                                                              72
10.4     Set  Off  and  Sharing  of  Payments.                                         73
10.5     Remedies  Cumulative;  No  Waiver.                                            74

SECTION  11.  AGENT;  ASSIGNMENTS;  AMENDMENTS                                         74

11.1     Authorization  and  Action.                                                   74
11.2     Agent's  Reliance,  Etc.                                                      75
11.3     Fleet  and  Affiliates.                                                       76
11.4     Lender  Credit  Decision.                                                     76
11.5     Indemnification.                                                              76
11.6     Rights  and  Remedies  to  be  Exercised  by  Agent  Only.                    77
11.7     Agency  Provisions  Relating  to  Collateral.                                 77
11.8     Agents'  Right  to  Purchase  Commitments.                                    78
11.9     Right  of  Sale,  Assignment,  Participations.                                78
11.10    Amendment.                                                                    80
11.11    Resignation  of  Agent;  Appointment  of  Successor.                          81
11.12    Audit  and  Examination  Reports;  Disclaimer  by  Lenders.                   81
11.13    Syndication  Agent/Documentation  Agent.                                      82

SECTION  12.  MISCELLANEOUS                                                            82

12.1     Power  of  Attorney.                                                          82
12.2     Indemnity.                                                                    83
12.3     Sale  of  Interest.                                                           84
12.4     Severability.                                                                 84
12.5     Successors  and  Assigns.                                                     84
12.6     Cumulative  Effect;  Conflict  of  Terms.                                     84
12.7     Execution  in  Counterparts.                                                  84
12.8     Notice.                                                                       84
12.9     Consent.                                                                      85
12.10    Credit  Inquiries.                                                            85
12.11    Time  of  Essence.                                                            85
12.12    Entire  Agreement.                                                            85
12.13    Interpretation.                                                               85
12.14    Confidentiality.                                                              86
12.15    GOVERNING  LAW;  CONSENT  TO  FORUM.                                          86
12.16    WAIVERS  BY  BORROWER.                                                        87
12.17    Advertisement.                                                                87
12.18    English  Language.                                                            88









































                                       -1-

                           LOAN AND SECURITY AGREEMENT
     THIS LOAN AND SECURITY AGREEMENT (the "Agreement") is made as of this 23rd day of September, 2002, by and among FLEET CAPITAL CORPORATION ("Fleet"), a Rhode Island corporation with an office at One South Wacker Drive, Suite 1400, Chicago, Illinois 60606, individually as a Lender and as Agent ("Agent") for itself and the Lenders from time to time party hereto (referred to hereinafter individually as a "Lender" and collectively as the "Lenders"), the Canadian Participants and U.K. Participants that are party hereto, Fleet Capital Canada Corporation, individually as a Lender and as Canadian Agent, Fleet National Bank, London U.K. branch, trading as FleetBoston Financial, individually as a Lender and as U.K. Agent, and the Lenders from time to time party hereto and Borden Chemical, Inc., a New Jersey corporation with its chief executive office and principal place of business at 180 East Broad Street, Columbus, Ohio 43215 ("U.S. Borrower"), Borden Chemical Canada, Inc., a Canadian corporation with its chief executive office and principal place of business at 1550 Rand Avenue, Vancouver BC, Canada V6P 6C5 ("Canadian Borrower"), Borden Chemical UK Limited, a corporation organized under the laws of England and Wales with its registered office at Sully Moors Road, Penarth, South Glamorgan CF64 5YU and registered number 3104655 ("Borden Chemical U.K.") and Borden Chemical GB Limited f/k/a Blagden Chemicals Limited, a corporation organized under the laws of England and Wales with its registered office at Sully Moors Road, Penarth, South Glamorgan CF64 5YU and registered number 867053 ("Borden Chemical GB" and collectively and jointly and severally with Borden Chemical U.K., "U.K. Borrowers"; U.K. Borrowers, Canadian Borrower and U.S. Borrower are hereinafter referred to as "Borrowers"). Capitalized terms used in this Agreement have the meanings assigned to them in Appendix A, General Definitions. Accounting terms not otherwise specifically defined herein shall be construed in accordance with GAAP consistently applied.
                         SECTION 1.      CREDIT FACILITY
     Subject to the terms and conditions of, and in reliance upon the representations and warranties made in this Agreement and the other Loan Documents, Lenders agree to make a Total Credit Facility of up to $175,000,000 available upon Borrower Representative's request therefor, as follows:
1.1     Loans.
        ------
1.1.1     Revolving  Credit  Loans.
          ------------------------
(a)     U.S. Revolver.  Each Lender (except the U.K. Lender and Canadian Lender)
        -------------
     agrees, severally and not jointly, for so long as no Default or Event of Default exists, to make Revolving Credit Loans to U.S. Borrower (each such loan or extension of credit, a "U.S. Revolving Credit Loan") from time to time during the period from the date hereof to but not including the last day of the Term, as requested by Borrower Representative, on behalf of U.S. Borrower, in the manner set forth in subsection 3.1.1 hereof, up to a maximum principal amount in
                    ----------------
Dollar Equivalents at any time outstanding equal to the lesser of (i) the product of such Lender's Revolving Loan Percentage and the U.S. Revolving Loan Commitment minus the product of such Lender's Revolving Loan Percentage and the
            -----
U.S.  LC Amount minus the product of such Lender's Revolving Loan Percentage and
                -----
the reserves imposed on U.S. Borrower, if any, pursuant to this Section and (ii) the product of such Lender's Revolving Loan Percentage and an amount equal to the U.S. Borrowing Base at such time minus the product of Lender's Revolving
                                         -----
Loan  Percentage and any amount equal to the U.S. LC Amount minus the product of
                                                            -----
such Lender's Revolving Loan Percentage and reserves imposed on U.S. Borrower, if any, pursuant to this Section. The U.S. Revolving Credit Loans made by the Lenders for the benefit of U.S. Borrower shall be denominated in Dollars. Agent shall have the right to establish reserves in such amounts, and with respect to such matters, as Agent shall reasonably deem necessary or appropriate in its reasonable credit judgment, against the amount of U.S. Revolving Credit Loans which U.S. Borrower may otherwise request under this subsection 1.1.1 including
                                                      ----------------
without limitation with respect to (i) price adjustments, damages, unearned discounts, returned products or other matters for which credit memoranda are issued in the ordinary course of U.S. Borrower's business; (ii) potential dilution related to Accounts of the U.S. Borrower; (iii) shrinkage, spoilage and obsolescence of U.S. Borrower's Inventory; (iv) slow moving Inventory of the U.S. Borrower; (v) other sums chargeable against U.S. Borrower's Loan Account as Revolving Credit Loans under any section of this Agreement; (vi) amounts owing by U.S. Borrower to any Person to the extent secured by a Lien on, or trust over, any Property of U.S. Borrower, including Prior Claims, landlord, bailee and customs claims which are not subordinated to the satisfaction of Agent;
(vii)  amounts  owing  by  U.S. Borrower in connection with Product Obligations;
(viii) unpaid royalties under Intellectual Property license agreements of the U.S. Borrower; and (ix) such other specific events, conditions or contingencies with respect to the U.S. Borrower as to which Agent, in its reasonable credit judgment, determines reserves should be established from time to time hereunder. The U.S. Revolving Credit Loans shall be repayable in accordance with the terms of the Revolving Notes and shall be secured by all of the U.S. Collateral.
(b)     U.K.  Revolving Loans.  U.K. Lender agrees, for so long as no Default or
        ---------------------
Event of Default exists, to make revolving credit loans and extensions of credit under an overdraft facility to U.K. Borrowers (each such loan or extension of credit, a "U.K. Revolving Credit Loan") from time to time during the period from the date hereof to but not including the last day of the Term, as requested by Borrower Representative, on behalf of U.K. Borrowers, in the manner set forth in subsection 3.1.1 hereof, up to a maximum principal amount at any time
    -----------------
outstanding  in  Dollar Equivalents equal to the lesser of (i) the U.K. Sublimit
   ----
minus the Dollar Equivalent of the U.K. LC Amount minus the Dollar Equivalent of
 ----                                             -----
the reserves imposed on U.K. Borrowers, if any and (ii) an amount equal to the Dollar Equivalent of the U.K. Borrowing Base at such time minus the Dollar Equivalent of the U.K. LC Amount minus the Dollar Equivalent of the reserves imposed on U.K. Borrowers, if any, pursuant to this Section. The U.K. Revolving Credit Loans made by U.K. Lender to U.K. Borrowers shall be denominated in Sterling, Dollars or Euros. Agent shall have the right to establish reserves in such amounts, and with respect to such matters, as Agent shall reasonably deem necessary or appropriate in its reasonable credit judgment, against the amount of U.K. Revolving Credit Loans which U.K. Borrowers may otherwise request under this subsection 1.1.1 including without limitation with respect to (i) price
      -----------------
adjustments, damages, unearned discounts, returned products or other matters for which credit memoranda are issued in the ordinary course of U.K. Borrowers' business; (ii) potential dilution related to Accounts of the U.K. Borrowers;
(iii)  shrinkage,  spoilage  and  obsolescence of any U.K. Borrower's Inventory;
(iv) slow moving Inventory of the U.K. Borrowers; (v) other sums chargeable against U.K. Borrowers' Loan Account as Revolving Credit Loans under any section of this Agreement; (vi) amounts owing by U.K. Borrowers to any Person to the extent secured by a Lien on, or trust over, any Property of U.K. Borrowers, including Prior Claims, landlord, bailee and customs claims which are not subordinated to the satisfaction of Agent; (vii) amounts owing by U.K. Borrowers in connection with Product Obligations; (viii) unpaid royalties under Intellectual Property license agreements of the U.K. Borrowers; (ix) claims of Preferential Creditors of the U.K. Borrowers in their capacity as such, including, without limitation, a PAYE Reserve; and (x) such other specific events, conditions or contingencies with respect to the U.K. Borrowers as to which Agent and U.K. Agent, in their reasonable credit judgment, determine reserves should be established from time to time hereunder. The U.K. Revolving Credit Loans shall be repayable in accordance with the terms of the Revolving Notes and shall be secured by all of the Collateral. Notwithstanding any provision contained herein to the contrary, Dollar borrowings by U.K. Borrowers shall not exceed at any time 80% of the U.K. Sublimit and Euro borrowings by U.K. Borrowers shall not exceed at any time 20% of the U.K. Sublimit.
(c)     Canadian Revolving Credit Loans.  Canadian Lender agrees, for so long as
        -------------------------------
no Default or Event of Default exists, to make Revolving Credit Loans to Canadian Borrower (each such loan or extension of credit, a "Canadian Revolving
                                                              ------------------
Credit  Loan")  from  time to time during the period from the date hereof to but
------------
not including the last day of the Term, as requested by Borrower Representative,
--
on  behalf  of  Canadian  Borrower,  in the manner set forth in subsection 3.1.1
                                                                ----------------
hereof,  up  to  a  maximum  principal  amount at any time outstanding in Dollar
Equivalents  equal  to  the lesser of (i) the Canadian Sublimit minus the Dollar
                                                                -----
Equivalent of reserves imposed on Canadian Borrower, if any and (ii) an amount equal to the Dollar Equivalent of the Canadian Borrowing Base at such time minus
                                                                           -----
the Dollar Equivalent of reserves imposed on Canadian Borrower, if any, pursuant to this Section. The Canadian Revolving Credit Loans made by Canadian Lender for the benefit of Canadian Borrower shall be denominated in Canadian Dollars or Dollars. Agent and Canadian Agent shall have the right to establish reserves in such amounts, and with respect to such matters, as Agent and Canadian Agent shall reasonably deem necessary or appropriate in their reasonable credit judgment, against the amount of Canadian Revolving Credit Loans which Canadian Borrower may otherwise request under this subsection 1.1.1 including without
                                              ----------------
limitation with respect to (i) price adjustments, damages, unearned discounts, returned products or other matters for which credit memoranda are issued in the ordinary course of Canadian Borrower's business; (ii) potential dilution related to Accounts of the Canadian Borrower; (iii) shrinkage, spoilage and obsolescence of Canadian Borrower's Inventory; (iv) slow moving Inventory of the Canadian Borrower; (v) other sums chargeable against Canadian Borrower's Loan Account as Canadian Revolving Credit Loans under any section of this Agreement; (vi) amounts owing by Canadian Borrower to any Person to the extent secured by a Lien on, or trust over, any Property of Canadian Borrower, including Prior Claims, landlord, bailee and customs claims which are not subordinated to the satisfaction of Agent, and Inventory subject to rights of suppliers under
Section 81.1 of the Bankruptcy and Insolvency Act (Canada); (vii) amounts owing by Canadian Borrower in connection with Product Obligations; (viii) unpaid royalties under Intellectual Property license agreements; and (ix) such other specific events, conditions or contingencies with respect to the Canadian Borrower as to which Agent and Canadian Agent, in their reasonable credit judgment, determine reserves should be established from time to time hereunder. The Canadian Revolving Credit Loans shall be repayable in accordance with the terms of the Revolving Notes and shall be secured by all of the Collateral. Notwithstanding any provision herein contained to the contrary, Dollar borrowings by Canadian Borrower shall not exceed at any time 75% of the Canadian Sublimit.
(d)     Aggregate  Revolving  Loans.  Notwithstanding  anything  in  Section
        ---------------------------                                  -------
1.1.1(a),  (b),  and  (c) to the contrary, no Lender shall make Revolving Credit
           ---        ---
Loans to Borrowers if the Dollar Equivalent of the Revolving Credit Loans outstanding advanced by that Lender after taking into account the Dollar Equivalent of the contemplated Revolving Credit Loan would exceed the lesser of
(i)  such  Lender's Revolving Loan Commitment minus the product of such Lender's
                                              -----
Revolving  Loan  Percentage and the LC Amount minus the product of such Lender's
                                              -----
Revolving Loan Percentage and the Dollar Equivalent of the reserves, if any, in effect pursuant to this Section and (ii) except as provided in subsections 1.1.2
                                                               -----------------
and  1.1.5  the product of such Lender's Revolving Loan Percentage and an amount
     -----
equal to the Dollar Equivalent of the Aggregate Borrowing Base at such time minus the Dollar Equivalent of the LC Amount minus the Dollar Equivalent of the
    -                                         -----
reserves,  if  any,  in  effect  pursuant  to  this  Section.
(e) Although Canadian Revolving Credit Loans will be funded in Canadian Dollars and Dollars and U.K. Revolving Credit Loans will be funded in Sterling, Dollars and Euros, the Canadian Sublimit and U.K. Sublimit are denominated in Dollars. As of the Closing Date, the Canadian Sublimit and U.K. Sublimit are allocated as set forth below:
Canadian  Sublimit     $43,000,000
U.K.  Sublimit     $24,000,000
Not more frequently than one time during each twelve month period during the Term, the foregoing sublimits may be adjusted and/or reallocated, so long as no Event of Default has occurred and is continuing, upon written notice by Borrower Representative to Agent and each Lender; provided that (i) all such reallocations shall be in integral multiples of $1,000,000, (ii) the sum of the Canadian Sublimit plus the U.K. Sublimit shall not exceed $75,000,000 (iii) the maximum amount of the Canadian Sublimit shall not be increased to more than $51,000,000 and (iv) the maximum amount of the U.K. Sublimit shall not be increased to more than $30,000,000. Each Lender's Revolving Loan Percentage of the U.S. Revolving Credit Loans, the Canadian Participating Interest and the U.K. Participating Interest shall be equal at all times.
1.1.2     Overadvances.  Insofar  as  Borrower  Representative  may  request and
          ------------
Agent or Majority Lenders (as provided below) may be willing in their sole and absolute discretion to make Revolving Credit Loans to the respective Borrowers as to which they have Revolving Loan Commitments at a time when the unpaid balance of Revolving Credit Loans plus the sum of the LC Amount plus the amount of LC Obligations that have not been reimbursed by Borrowers or funded with a Revolving Credit Loan, plus reserves, exceeds, or would exceed with the making of any such Revolving Credit Loan or the incurrence of any LC Obligation, the Aggregate Borrowing Base (any such Loan or Loans being herein referred to individually as an "Overadvance" and collectively, as "Overadvances"), Agents shall enter such Overadvances as debits in the applicable Loan Account. All Overadvances shall be repaid on demand, shall be secured by the Collateral (provided that Overadvances to U.S. Borrower shall only be secured by the U.S. Collateral) and shall bear interest as provided in this Agreement for Revolving Credit Loans (for the applicable Borrower) generally. Any Overadvance made pursuant to the terms hereof shall be made to the respective Borrowers: (i) with respect to Overadvances to the U.S. Borrower, by all Lenders (except the U.K. Lender and the Canadian Lender) ratably in accordance with their respective Revolving Loan Percentages, (ii) with respect to Overadvances to the U.K. Borrowers, by the U.K. Lender, ratably with respect to the U.K. Lender and, following a refunding under Section 3.14, the U.K. Participants and (iii) with
                              ------------
respect to Overadvances to the Canadian Borrower, by the Canadian Lender, ratably with respect to the Canadian Lender and, following a refunding under
Section  3.13,  the Canadian Participants.  Overadvances in the aggregate amount
   ----------
of the Dollar Equivalent of $5,000,000 or less may, unless a Default or Event of Default has occurred and is continuing, be made in the sole and absolute discretion of Agent. Overadvances in an aggregate amount of more than the Dollar Equivalent of $5,000,000 but less than the Dollar Equivalent of $10,000,000 may, unless a Default or an Event of Default has occurred and is continuing, be made in the sole and absolute discretion of the Majority Lenders. Overadvances in an aggregate amount of the Dollar Equivalent of $10,000,000 or more and Overadvances to be made after the occurrence and during the continuation of a Default or an Event of Default shall require the consent of all Lenders. The foregoing notwithstanding, in no event, unless otherwise consented to by all Lenders, (w) shall any Overadvances be outstanding for more than thirty (30) consecutive days, (x) after all outstanding Overadvances have been repaid, shall Agents or Lenders make any additional Overadvances unless thirty (30) days or more have expired since the last date on which any
Overadvances  were  outstanding,  (y)  shall Overadvances be outstanding on more than ninety (90) days within any one hundred eighty day (180) period or (z) shall Agents make Revolving Credit Loans on behalf of Lenders under this subsection 1.1.2 to the extent such Revolving Credit Loans would cause a
       ----------
Lender's share of the Revolving Credit Loans to exceed such Lender's Revolving Loan Commitment minus such Lender's Revolving Loan Percentage of the LC Amount.
1.1.3     Use  of  Proceeds. The Revolving Credit Loans shall be used solely for
          -----------------
(i) replacing outstanding letters of credit issued under the CSFB Letter of Credit Agreement, (ii) repaying certain intercompany loans owing by the
Borrowers to the extent not prohibited by this Agreement, (iii) Borrowers' general operating capital needs in a manner consistent with the provisions of this Agreement and all applicable laws, and (iv) other purposes permitted under this Agreement.
1.1.4     Swingline  Loans.  In  order  to  reduce the frequency of transfers of
          ----------------
funds from Lenders to Agent for making Revolving Credit Loans and for so long as no Default or Event of Default exists, Agent shall be permitted (but not required) to make U.S. Revolving Credit Loans in Dollars to U.S. Borrower upon request by Borrower Representative (such Revolving Credit Loans to be designated as "Swingline Loans") provided that the aggregate amount of Swingline Loans outstanding at any time will not (i) exceed $10,000,000; (ii) when added to the principal amount of Agent's other Revolving Credit Loans then outstanding plus
                                                                            ----
Agent's Revolving Loan Percentage of the LC Amount, exceed Agent's Revolving Loan Commitment; (iii) when added to the principal amount of all other Revolving Credit Loans then outstanding plus the LC Amount, exceed the Dollar Equivalent
                                ----
of the Aggregate Borrowing Base (except for Overadvances as set forth in subsection 1.1.2 and Agent Advances as set forth in subsection 1.1.5); or (iv)
       ----------                                     ----------------
when added to the principal amount of all other U.S. Revolving Credit Loans to U.S. Borrower then outstanding plus the U.S. LC Amount, exceed the lesser of the
                               ----
U.S. Borrowing Base or the U.S. Revolving Loan Commitment. Within the foregoing limits, U.S. Borrower may borrow, repay and reborrow Swingline Loans. All Swingline Loans shall be treated as U.S. Revolving Credit Loans to U.S. Borrower for purposes of this Agreement, except that (a) all Swingline Loans shall be Base Rate Revolving Portions and (b) notwithstanding anything herein to the contrary (other than as set forth in the next succeeding sentence), all principal and interest paid with respect to Swingline Loans shall be for the sole account of Agent in its capacity as the lender of Swingline Loans. Notwithstanding the foregoing, not more than 2 Business Days after (1) Lenders receive notice from Agent that a Swingline Loan has been advanced in accordance with this Section 1.1.4 in respect of a drawing under a Letter of Credit or LC Guaranty on behalf of U.S. Borrower or (2) in any other circumstance, demand (in respect of a Swingline Loan made in accordance with this Section 1.1.4) is made by Agent during the continuance of an Event of Default and, in any event, not less frequently than on a weekly basis, each Lender shall irrevocably and unconditionally purchase and receive from Agent, without recourse or warranty from Agent, an undivided interest and participation in each Swingline Loan to the extent of such Lender's Revolving Loan Percentage thereof, by paying to Agent, in same day funds in Dollars, an amount equal to such Lender's Revolving Loan Percentage of such Swingline Loan.
1.1.5     Agent  Loans.  Upon  the  occurrence  and during the continuance of an
          ------------
Event of Default, each Agent, in its sole discretion, may make Revolving Credit Loans to the Borrower to which it has a Revolving Loan Commitment on behalf of the applicable Lender(s) (to (i) U.S. Borrower, in Dollars, (ii) U.K. Borrowers, in Sterling and (iii) Canadian Borrower, in Canadian Dollars), so long as the aggregate amount of such Revolving Credit Loans shall not exceed the Dollar Equivalent of $5,000,000, if Agents, in their reasonable business judgment, deem that such Revolving Credit Loans are necessary or desirable (i) to protect all or any portion of the Collateral, (ii) to enhance the likelihood, or maximize the amount of, repayment of the Loans and the other Obligations, or (iii) to pay any other amount chargeable to any Borrower pursuant to this Agreement, including without limitation costs, fees and expenses as described in Sections
                                                                        --------
2.9  and  2.10  (such  Revolving  Credit  Loans,  hereinafter,  "Agent  Loans");
 --       ----
provided,  that  (a)  in  no  event  shall  the  maximum principal amount of the
 --
Revolving  Credit  Loans  and  the LC Obligations exceed the aggregate Revolving
 --
Loan  Commitments,  (b)  Majority  Lenders  may  at  any  time  revoke  Agents'
 --
authorization  to  make  Agent Loans (any such revocation must be in writing and
 --
shall  become effective prospectively upon Agent's receipt thereof), and (c) any
 -
Revolving Credit Loans made to protect all or any portion of the Canadian Collateral or the U.K. Collateral shall not be made to U.S. Borrower. Each applicable Lender shall be obligated to advance to the applicable Borrower its Revolving Loan Percentage of each Agent Loan made in accordance with this
Section 1.1.5. If Agent Loans are made in accordance with the preceding sentence, then (a) the Aggregate Borrowing Base and the U.K. Borrowing Base, U.S. Borrowing Base or Canadian Borrowing Base, as applicable, shall be deemed increased by the amount of such permitted Agent Loans, but only for so long as Agents allow such Agent Loans to be outstanding, and (b) all Lenders shall be bound to make, or permit to remain outstanding, such Agent Loans based upon their Revolving Loan Percentages in accordance with the terms of this Agreement.
1.2     Letters  of  Credit;  LC  Guaranties.
        -------------------------------------
(a)     U.S.  Letters  of Credit; U.S. LC Guaranties.  Agent agrees, for so long
        --------------------------------------------
as no Default or Event of Default exists and if requested by Borrower Representative on behalf of U.S. Borrower, to (i) issue or cause to be issued by
     Bank or another Affiliate of Agent, on the date requested by Borrower Representative, U.S. Letters of Credit for the account of U.S. Borrower or (ii) execute U.S. LC Guaranties by which Agent, Bank, or another Affiliate of Agent, on the date requested by Borrower Representative, shall guaranty the payment or performance by U.S. Borrower of its reimbursement obligations with respect to letters of credit and letters of credit issued for U.S. Borrower's account by other Persons in support of U.S. Borrower's obligations (other than obligations for the repayment of Money Borrowed); provided that the U.S. LC Amount shall not
                                      --------
exceed $125,000,000 at any time. Such U.S. Letters of Credit and U.S. LC Guaranties shall be denominated solely in Dollars. Unless otherwise consented to by Agent, no U.S. Letter of Credit or U.S. LC Guaranty that is a (i) standby letter of credit shall have an expiration date greater than one year from the date of issuance (provided that any standby letter of credit with a one-year term may provide for the customary evergreen renewals thereof for additional one-year periods (which shall in no event extend beyond the date referred to in the immediately succeeding sentence)) or (ii) documentary letter of credit shall have an expiration date greater than 180 days from the date of issuance. Notwithstanding anything else herein to the contrary, no U.S. Letter of Credit or U.S. LC Guaranty may have an expiration date after the last day of the Term. Notwithstanding anything to the contrary contained herein, U.S. Borrower, Agent and Lenders hereby agree that all U.S. LC Obligations and all obligations of U.S. Borrower relating thereto shall be satisfied by the prompt issuance of one or more Revolving Credit Loans to U.S. Borrower that are Base Rate Portions, which U.S. Borrower hereby acknowledges are requested and Lenders hereby agree to fund. In the event that Revolving Credit Loans to U.S. Borrower are not, for any reason, promptly made to satisfy all then existing U.S. LC Obligations, each Lender hereby agrees to pay to Agent, on demand, an amount equal to such U.S. LC Obligations multiplied by such Lender's Revolving Loan Percentage, and until so
             ---------- --
paid, such amount shall be secured by the U.S. Collateral and shall bear interest and be payable at the same rate and in the same manner as Base Rate
Portions for Revolving Credit Loans to U.S. Borrower. Immediately upon the issuance of a U.S. Letter of Credit or a U.S. LC Guaranty under this Agreement, each Lender shall be deemed to have irrevocably and unconditionally purchased and received from Agent, without recourse or warranty, an undivided interest and participation therein equal to the amount of such U.S. Letter of Credit or U.S. LC Guaranty multiplied by such Lender's Revolving Loan Percentage.
              ----------  --
(b)     U.K. Letters of Credit; U.K. LC Guaranties.  U.K. Agent will cause Fleet
        ------------------------------------------
U.K., and Fleet U.K. agrees, for so long as no Default or Event of Default exists and if requested by Borrower Representative on behalf of any U.K. Borrower, to (i) issue its, or cause an Affiliate of Fleet U.K. to issue, on the date requested by Borrower Representative, U.K. Letters of Credit for the account of U.K. Borrowers or (ii) execute U.K. LC Guaranties by which Fleet U.K. or an Affiliate of Fleet U.K., on the date requested by Borrower Representative, shall guaranty the payment or performance by U.K. Borrowers of their reimbursement obligations with respect to letters of credit and letters of credit issued for U.K. Borrowers' account by other Persons in support of U.K. Borrowers' obligations (other than obligations for the repayment of Money
Borrowed);  provided  that  the  U.K.  LC  Amount  shall  not  exceed the Dollar
            --------
Equivalent of $3,000,000 at any time and all U.K. Letters of Credit and U.K. LC Guaranties shall be denominated in Sterling or Euros. No U.K. Letter of Credit or U.K. LC Guaranty that is a (i) standby letter of credit shall have an expiration date greater than one year from the date of issuance (provided that any standby letter of credit with a one-year term may provide for customary evergreen renewals (which shall in no event extend beyond the date referred to in the immediately succeeding sentence)) or (ii) documentary letter of credit shall have an expiration date greater than 180 days from the date of issuance. Notwithstanding anything else herein to the contrary, no U.K. Letter of Credit or U.K. LC Guaranty may have an expiration date after the last day of the Term. Notwithstanding anything to the contrary contained herein, U.K. Borrowers and U.K. Lender hereby agree that all U.K. LC Obligations and all obligations of U.K. Borrowers relating thereto shall be satisfied by the prompt issuance of one or more Revolving Credit Loans to U.K. Borrowers that are Base Rate Portions, which U.K. Borrowers hereby acknowledge are requested and U.K. Lender hereby agrees to fund. In the event that Revolving Credit Loans to U.K. Borrowers are not, for any reason, promptly made to satisfy all then existing U.K. LC Obligations, U.K. Lender hereby agrees to pay to U.K. Agent, on demand, an amount equal to the Dollar Equivalent of such U.K. LC Obligations (paid in the currency of such U.K. LC Obligations), and until so paid, such amount shall be secured by the Collateral and shall bear interest and be payable at the same rate and in the same manner as Base Rate Portions for Revolving Credit Loans to U.K. Borrowers. Immediately upon the issuance of a U.K. Letter of Credit or a U.K. LC Guaranty under this Agreement, each U.K. Participant shall be deemed to have irrevocably and unconditionally purchased and received from U.K. Agent, without recourse or warranty, an undivided interest and participation therein equal to such U.K. LC Amount and the Dollar Equivalent of the U.K. LC Guaranty. U.K. Letters of Credit shall be issued in accordance with the Uniform Customs and Practice for Documentary Credits then in effect and adopted by Fleet U.K.
(c)     LC  Amount.  Notwithstanding anything herein to the contrary, the Dollar
        ----------
Equivalent of the LC Amount shall not exceed the lesser of (i) U.S. Availability plus U.K. Availability or (ii) $125,000,000 at any time.
1.3     Guarantees;  Limitations  on  U.K.  Borrowers'  and  Canadian Borrower's
        ------------------------------------------------------------------------
Liability.
     -----
(a) U.S. Borrower hereby absolutely and unconditionally guarantees to Agents and each Lender and their respective successors and assigns, the full and prompt payment (whether at stated maturity, by acceleration or otherwise) and performance of the Obligations of U.K. Borrowers and Canadian Borrower hereunder and under all Loan Documents. Each U.K. Borrower hereby absolutely and unconditionally guarantees to Agents and each Lender and their respective successors and assigns, the full and prompt payment (whether at stated maturity, by acceleration or otherwise) and performance of the Obligations of each other U.K. Borrower and Canadian Borrower hereunder and under all Loan Documents. Canadian Borrower hereby absolutely and unconditionally guarantees to Agents and each Lender and their respective successors and assigns, the full and prompt payment (whether at stated maturity, by acceleration or otherwise) and performance of the Obligations of each U.K. Borrower hereunder and under all Loan Documents. Notwithstanding any provision herein to the contrary, U.K. Borrowers and Canadian Borrower shall have no liability, direct or indirect, for the Obligations of U.S. Borrower hereunder or under any Loan Documents.
(b)     Each  of the Borrowers agrees that its guaranty obligation under Section
                                                                         -------
1.3(a)  hereof  is  a  continuing guaranty of payment and performance and not of
------
collection,  that its obligations under this Section 1.3 shall not be discharged
---                                          -----------
until payment and performance, in full, of the Obligations has occurred, and that its obligations under this Section 1.3 shall be absolute and unconditional,
                                -----------
irrespective  of,  and  unaffected  by,
(i)     the  genuineness,  validity,  regularity,  enforceability  or any future amendment of, or change in, this Agreement, or any other Loan Document (including any provision hereof or thereof) or any other agreement, document or instrument to which any other Borrower or any Guarantor of the Obligations is or may  become  a  party;
(ii) the absence of any action to enforce this Agreement or any other Loan Document or the waiver or consent by Agents and any Lender with respect to any of the provisions thereof;
(iii)     the  existence,  value or condition of, or failure to perfect its Lien against, any security for the Obligations or any action, or the absence of any action, by Agents and Lenders in respect thereof (including the release of any such security);
(iv)     the  insolvency of any Borrower or any Guarantor of the Obligations; or
(v) any other action or circumstances that might otherwise constitute a legal or equitable discharge or defense of a surety or guarantor.
     Subject  to  the  last  sentence  of Section 1.3(a), each Borrower shall be
                                          --------------
regarded, and shall be in the same position, as principal debtor with respect to the Obligations of the other Borrowers guaranteed hereunder.
(c) Each Borrower expressly waives all rights it may have now or in the future under any statute, or at common law, or at law or in equity, or otherwise, to compel Agents or Lenders to marshal assets or to proceed in respect of the Obligations guaranteed hereunder against any other Borrower, any other party or against any security for the payment and performance of the Obligations before proceeding against, or as a condition to proceeding against, any of the other Borrowers. Each Borrower also expressly waives the benefits of division and discussion under the Civil Code of Quebec. It is agreed among Borrowers, Agents and Lenders that the foregoing waivers are of the essence of the transaction contemplated by this Agreement and the other Loan Documents and that, but for the provisions of this Section 1.3 and such waivers, Agents and
                                        -----------
Lenders  would  decline  to  enter  into  this  Agreement.
(d)     Each Borrower agrees that the provisions of this Section 1.3 are for the
                                                         -----------
benefit of Agents and Lenders and their respective successors, transferees, endorsees and assigns, and nothing herein contained shall impair, as among
Borrowers and Agents or Lenders, the obligations of the other Borrowers under the Loan Documents.
(e)     Subject  to  the  last  sentence  of  Section 1.3(a) and notwithstanding
                                              --------------
anything to the contrary in this Agreement or in any other Loan Document, each Borrower hereby expressly and irrevocably waives all rights at law or in equity to subrogation, reimbursement, exoneration, contribution, indemnification or set off and any and all defenses available to a surety, guarantor or accommodation co-obligor until the payment in full of all Obligations and the termination of the Revolving Loan Commitments. Borrowers acknowledge and agree that this waiver is intended to benefit Agents and Lenders, and their respective successors and assigns, and shall not limit or otherwise affect their liability hereunder or the enforceability of this Section 1.3, and that Agents, Lenders
                                           -----------
and  their  respective  successors  and  assigns  are  intended  third  party beneficiaries  of  the  waivers  and  agreements  set forth in this Section 1.3.
                                                                    -----------
(f) If Agents or any Lender may, under applicable law, proceed to realize their benefits under any of the Loan Documents giving Agents or such Lender a Lien upon any Collateral, whether owned by any Borrower or by any other Person, either by judicial foreclosure or sale or by non-judicial sale or enforcement, Agents or any Lender may, at their sole option, determine which of its remedies or rights it may pursue without affecting any of its rights and remedies under this Section 1.3. If, in the exercise of any of its rights and remedies, Agents
     -----------
or any Lender shall forfeit any of its rights or remedies, including its right to enter a deficiency judgment against any Borrower or any other Person, whether because of any applicable laws pertaining to "election of remedies" or the like, each Borrower hereby consents to such action by such of the Agents or such Lender and waives any claim based upon such action, even if such action by Agents or such Lender shall result in a full or partial loss of any rights of subrogation that each Borrower might otherwise have had but for such action by such of the Agents or such Lender. Any election of remedies that results in the denial or impairment of the right of Agents or any Lender to seek a deficiency judgment against any Borrower shall not, subject to the last sentence of Section
                                                                         -------
1.3(a),  impair  any  other  Borrower's obligation to pay the full amount of the
------
Obligations.  In  the event Agents or any Lender shall bid at any foreclosure or
---
trustee's or receiver's sale or at any private sale permitted by law or the Loan Documents, Agents or such Lender may bid all or less than the amount of the Obligations and the amount of such bid need not be paid by Agents or such Lender but shall be credited against the Obligations. The amount of the successful bid at any such sale, whether Agent or any Lender or other party is the successful bidder, shall be conclusively deemed to be the fair market value of the Collateral and the difference between such bid amount and the remaining balance of the Obligations shall be conclusively deemed to be the amount of the Obligations guaranteed under this Section 1.3, notwithstanding that any present
                                   -----------
or future law or court decision or ruling may have the effect of reducing the amount of any deficiency claim to which Agents or any Lender might otherwise be entitled but for such bidding at any such sale.
(g)     The  liability of Borrowers under this Section 1.3 is in addition to and
                                               -----------
shall be cumulative with all liabilities of each Borrower to Agents and Lenders under this Agreement and the other Loan Documents to which such Borrower is a party, without any limitation as to amount, unless the instrument or agreement evidencing or creating such other liability specifically provides to the contrary.
1.4     Conversion  to  Dollars.
        ------------------------
(a) All valuations or computations of monetary amounts set forth in this Agreement shall include the Dollar Equivalent of amounts in Canadian Dollars, Euros and Sterling. In connection with all Dollar amounts set forth in this Agreement, and the Aggregate Borrowing Base, U.S. Borrowing Base, U.K. Borrowing
     Base and Canadian Borrowing Base calculations, all Canadian Dollars, Euros and Sterling shall be converted to Dollars in accordance with the following procedure:
(i) Conversions to Dollars shall occur in accordance with prevailing exchange rates, as determined by Agent in its sole discretion, on the applicable date;  and
(ii) Outstanding Loans denominated in Canadian Dollars, Euros and Sterling shall be marked to market on a (a) monthly basis as long as Aggregate Availability equals or exceeds $10,000,000, (b) weekly basis as long as Aggregate Availability exceeds $5,000,000 but is less than $10,000,000, and (c) on a daily basis as long as Availability is less than or equal to $5,000,000, taking into account in each case the Dollar Equivalent of all Revolving Credit Loans outstanding in Canadian Dollars, Euros and Sterling.
(b) Unless otherwise specifically set forth in this Agreement, monetary amounts shall be in Dollars.

1.5     Judgment  Currency;  Contractual  Currency.
        ------------------------------------------
(a) If, for the purpose of obtaining or enforcing judgment against any Borrower in any court in any jurisdiction, it becomes necessary to convert into any other currency (such other currency being hereinafter in this Section 1.5
                                                                     -----------
referred to as the "Judgment Currency") an amount due under any Loan Document in
                    -----------------
     any  currency (the "Obligation Currency") other than the Judgment Currency,
                         -------------------
the conversion shall be made at the rate of exchange prevailing on the Business Day immediately preceding (i) the date of actual payment of the amount due, in the case of any proceeding in the courts of any jurisdiction that will give effect to such conversion being made on such date, or (ii) the date on which the judgment is given, in the case of any proceeding in the courts of any other jurisdiction (the applicable date as of which such conversion is made pursuant to this Section 1.5 being hereinafter in this Section 1.5 referred to as the
          ------------                            -----------
"Judgment  Conversion  Date").
   ------------------------
(b) If, in the case of any proceeding in the court of any jurisdiction referred to in Section 1.5(a), there is a change in the rate of exchange
                  ---------------
prevailing between the Judgment Conversion Date and the date of actual receipt for value of the amount due, the applicable Borrower shall pay such additional amount (if any, but in any event not a lesser amount) as may be necessary to ensure that the amount actually received in the Judgment Currency, when converted at the rate of exchange prevailing on the date of payment, will produce the amount of the Obligation Currency which could have been purchased with the amount of the Judgment Currency stipulated in the judgment or judicial order at the rate of exchange prevailing on the Judgment Conversion Date. Any amount due from a Borrower under this Section 1.5(b) shall be due as a separate
                                       --------------
debt and shall not be affected by judgment being obtained for any other amounts due under or in respect of any of the Loan Documents.
(c)     The  term  "rate  of  exchange"  in  this  Section 1.5 means the rate of
                                                   -----------
exchange  at  which  Agent  would,  on  the relevant date at or about 12:00 noon
(Chicago time), be prepared to sell the Obligation Currency against the Judgment Currency.
(d) Any amount received or recovered by Agents in respect of any sum expressed to be due to them (whether for itself or as trustee for any other person) from any Borrower under this Agreement or under any of the other Loan Documents in a currency other than the currency (the "contractual currency") in which such sum is so expressed to be due (whether as a result of, or from the enforcement of, any judgment or order of a court or tribunal of any jurisdiction, the winding-up of a Borrower or otherwise) shall only constitute a discharge of such Borrower to the extent of the amount of the contractual currency that Agents are able, in accordance with its usual practice, to purchase with the amount of the currency so received or recovered on the date of receipt or recovery (or, if later, the first date on which such purchase is practicable). If the amount of the contractual currency so purchased is less than the amount of the contractual currency so expressed to be due, such Borrower shall indemnify Agents against any loss sustained by it as a result, including the cost of making any such purchase.
                   SECTION 2.      INTEREST, FEES AND CHARGES
2.1     Interest.
        ---------
2.1.1     Rates  of  Interest.
          -------------------
(a)     U.S.  Rates  of Interest.  Interest on Revolving Credit Loans in Dollars
        ------------------------
to U.S. Borrower shall accrue on the principal amount of the Base Rate Revolving
     Portions outstanding at the end of each day at a fluctuating rate per annum equal to the Applicable Margin then in effect plus the Base Rate. Said rate of
                                               ----
interest shall increase or decrease by an amount equal to any increase or decrease in the Base Rate, effective as of the opening of business on the day that any such change in the Base Rate occurs. If Borrower Representative, on behalf of U.S. Borrower, exercises its LIBOR Option as provided in Section 3.1,
                                                                    -----------
interest on the Revolving Credit Loans to U.S. Borrower shall accrue on the principal amount of the LIBOR Revolving Portions outstanding at the end of each day at a rate per annum equal to the Applicable Margin then in effect plus the
                                                                        ----
LIBOR  applicable  to  each LIBOR Portion for the corresponding Interest Period.
(b)     U.K. Rates of Interest.  Interest on Revolving Credit Loans in Sterling,
        ----------------------
Dollars and Euros to U.K. Borrowers shall accrue on the principal amount of the Base Rate Revolving Portions outstanding at the end of each day at a fluctuating rate per annum equal to the Applicable Margin then in effect plus the Base Rate.
                                                             ----
Said rate of interest shall increase or decrease by an amount equal to any increase or decrease in the Base Rate, effective as of the opening of business on the day that any such change in the Base Rate occurs. If Borrower Representative, on behalf of U.K. Borrowers, exercises its LIBOR Option as provided in Section 3.1, interest on the Revolving Credit Loans in Sterling to
              -----------
U.K. Borrowers shall accrue on the principal amount of the LIBOR Revolving Portions outstanding at the end of each day at a rate per annum equal to the Applicable Margin then in effect plus the LIBOR applicable to each LIBOR Portion
                                 ----
for  the  corresponding  Interest  Period  plus  Mandatory  Costs.
                                           ----
(c)     Canadian Rates of Interest.  Interest on Canadian Revolving Credit Loans
        --------------------------
in Dollars and Canadian Dollars to Canadian Borrower shall accrue on the principal amount of the Base Rate Revolving Portions outstanding at the end of each day at a fluctuating rate per annum equal to the Applicable Margin then in effect plus the Base Rate. Said rate of interest shall increase or decrease by
        ----
an amount equal to any increase or decrease in the Base Rate, effective as of the opening of business on the day that any such change in the Base Rate occurs. If Borrower Representative, on behalf of Canadian Borrower, exercises its option to obtain a Canadian BA Rate Loan as provided in Section 3.1, interest on
                                                        -----------
Canadian Revolving Credit Loans to Canadian Borrower shall accrue on the principal amount of Canadian BA Rate Loans outstanding at the end of each day at a rate per annum equal to the Applicable Margin then in effect plus the Canadian BA Rate applicable to each Canadian BA Rate Loan for the corresponding Interest Period.
(d) Interest and Letter of Credit and LC Guaranty fees shall be payable solely in the currency in which the underlying Revolving Credit Loan is made or Letter or Credit or LC Guaranty is issued.
2.1.2     Default  Rate  of  Interest.
          ---------------------------
       At the option of Agent or at the discretion of Majority Lenders, upon and after the occurrence of an Event of Default and during the continuation thereof, the principal amount of all Loans shall bear interest at a rate per annum equal to 2.0% plus the interest rate otherwise applicable thereto (the "Default
          ----
Rate").
2.1.3     Maximum  Interest.
          -----------------
(a) In no event whatsoever shall the aggregate of all amounts deemed interest hereunder or under the Notes and charged or collected pursuant to the terms of this Agreement or pursuant to the Notes exceed the highest rate permissible under any law which a court of competent jurisdiction shall, in a final determination, deem applicable hereto. If any provisions of this Agreement or the Notes are in contravention of any such law, such provisions shall be deemed amended to conform thereto (the "Maximum Rate"). If at any time, the amount of interest paid hereunder is limited by the Maximum Rate, and the amount at which interest accrues hereunder is subsequently below the Maximum
     Rate, the rate at which interest accrues hereunder shall remain at the Maximum Rate, until such time as the aggregate interest paid hereunder equals the amount of interest that would have been paid had the Maximum Rate not applied.
(b)     Without limiting subsection 2.1.3(a), if any provision of this Agreement
                         -------------------
or any of the other Loan Documents would obligate Canadian Borrower to make any payment of interest under the Canadian Obligations or other amount in an amount or calculated at a rate which would be prohibited by law or would result in a receipt by Canadian Lender of interest under the Canadian Obligations at a criminal rate (as such terms are construed under the Criminal Code (Canada)) then, notwithstanding such provision, such amount or rates shall be deemed to have been adjusted with retroactive effect to the maximum amount or rate of interest, as the case may be, as would not be so prohibited by law or so result in a receipt by Canadian Lender of interest under the Canadian Obligations at a criminal rate, such adjustment to be effected, to the extent necessary, as follows: (1) firstly, by reducing the amount or rates of interest required to be paid to Canadian Lender under this subsection 2.1.3(b); and (2) thereafter,
                                        -------------------
by reducing any fees, commissions, premiums and other amounts required to be paid to Canadian Lender which would constitute interest under the Canadian Obligations for purposes of Section 347 of the Criminal Code (Canada). Notwithstanding the foregoing, and after giving effect to all adjustments contemplated thereby, if Canadian Lender shall have received an amount in excess of the maximum permitted by that section of the Criminal Code (Canada), then Canadian Borrower shall be entitled, by notice in writing to Canadian Agent for the benefit of Canadian Lender at the Appropriate Notice Office, to obtain reimbursement from Canadian Lender in an amount equal to such excess, and pending such reimbursement, such amount shall be deemed to be an amount payable by Canadian Lender to Canadian Borrower. Any amount or rate of interest under the Canadian Obligations referred to in this subsection 2.1.3 shall be
                                                    -----------------
determined  in  accordance  with  generally  accepted  actuarial  practices  and principles as an effective annual rate of interest over the term that any Canadian Revolving Credit Loan to Canadian Borrower remains outstanding on the assumption that any charges, fees or expenses that fall within the meaning of "interest" (as defined in the Criminal Code (Canada)) shall, if they relate to a
  -------
specific period of time, be pro-rated over that period of time and otherwise be pro-rated over the period from the Closing Date to the date all Obligations have been indefeasibly paid in full and all Canadian Lender's Revolving Loan Commitments have been terminated and, in the event of a dispute, a certificate of a Fellow of the Canadian Institute of Actuaries appointed by Canadian Agent shall be conclusive for the purposes of such determination.
(c) For purposes of disclosure pursuant to the Interest Act (Canada), the annual rates of interest or fees to which the rates of interest or fees provided in this Agreement and the other Loan Documents for the Canadian Obligations (and stated herein or therein, as applicable, to be computed on the basis of a 360 day year or any other period of time less than a calendar year) are equivalent to the rates so determined multiplied by the actual number of days in the applicable calendar year and divided by 360 or such other period of time, respectively.
2.2     Computation  of  Interest  and  Fees.
        ------------------------------------
       Interest, Letter of Credit and LC Guaranty fees and Unused Line Fees hereunder shall be calculated daily and shall be computed on the actual number of days elapsed over a year of 360 days (except for the U.K. Obligations denominated in Sterling, which shall each be based on a 365-day or 366-day year, as the case may be). Unless otherwise set forth herein, all fees shall be paid in the same currency as the underlying Revolving Credit Loan is made or Letter of Credit or LC Guaranty is issued for which such fee is associated.
2.3     Fee  Letter.
        -----------
       Borrowers shall pay to Agents certain fees and other amounts in accordance with the terms of the fee letter among Borrowers and Agents (the "Fee Letter").
2.4     Letter  of  Credit  and  LC  Guaranty  Fees.
        -------------------------------------------
       Each applicable Borrower shall pay to Agent or U.K. Agent, as applicable, for standby and documentary Letters of Credit and LC Guaranties of standby and documentary letters of credit issued without duplication, for the ratable benefit of the applicable Lenders a per annum fee equal to the Applicable Margin then in effect for LIBOR Portions of the aggregate available amount of such U.S. Letters of Credit and U.S. LC Guaranties and U.K. Letters of Credit and U.K. LC Guaranties, issued for the account of that Borrower and outstanding from time to time during the term of this Agreement, plus a fronting fee (for the account of
                                         ----
Agent or U.K. Agent, as applicable) equal to 0.125% per annum of the aggregate available amount of such U.S. Letters of Credit, U.S. LC Guaranties, U.K. Letters of Credit and U.K. LC Guaranties, plus all normal and customary charges
                                           ----
of the Agent, Bank or U.K. Agent, as applicable, associated with the issuance and administration thereof, which fees and charges shall be deemed fully earned upon issuance of each such Letter of Credit or LC Guaranty or as advised by Agent, Bank or U.K. Agent, as applicable, and shall be due and payable on the first Business Day of each month or as advised by Agent or U.K. Agent, as applicable, and shall not be subject to rebate or proration upon the termination of this Agreement for any reason.
2.5     Additional  Fees.
        ----------------
     U.S. Borrower shall pay to Agent, for the benefit of each Lender (except the U.K. Lender and the Canadian Lender) in accordance with its Revolving Loan Percentage, a fee (the "Unused Line Fee") equal to 0.50% per annum multiplied by the average daily amount by which the aggregate Revolving Loan Commitments exceed the sum of (i) the Dollar Equivalent of the outstanding principal balance of the sum of the U.S. Revolving Credit Loans, U.K. Revolving Credit Loans and Canadian Revolving Credit Loans, plus (ii) the LC Amount. The Unused Line Fee shall be paid in Dollars.
For purposes of allocating the Unused Line Fee among Lenders, outstanding Swingline Loans shall not be included as part of the outstanding balance of the Loans for purposes of calculating such fees owed to Lenders other than Agent. The Unused Line Fee shall be payable monthly in arrears on the first day of each month hereafter.
2.6     Fronting  Fees  and  Participation  Fees.
        ----------------------------------------
       When and as interest is collected on Canadian Revolving Credit Loans and U.K. Revolving Credit Loans and until the Canadian Revolving Credit Loans and
U.K.  Revolving  Credit  Loans are refunded in accordance with Sections 3.13 and
                                                               -------------
3.14,  Canadian Agent and U.K. Agent, respectively, shall pay to Canadian Lender
  --
and U.K. Lender, respectively, a fee (with respect to Canadian Lender, the "Canadian Fronting Fee" and collectively, the "Fronting Fee") equal to 1/8th of one percent (0.125%) of the outstanding principal balances of the Canadian Revolving Credit Loans and U.K. Revolving Credit Loans, respectively, at such time, and Canadian Agent and U.K. Agent shall pay to each Canadian Participant and U.K. Participant, respectively, a participation fee (a "Participation Fee") equal to the product of such Canadian Participant's or U.K. Participant's, as applicable, corresponding Lender's Revolving Loan Percentage and that portion of interest collected equal to the sum of Applicable Margins then in effect with respect to each of the Canadian Revolving Credit Loans and the U.K. Revolving Credit Loans, respectively, for the relevant interest payment period plus any
                                                                        ----
Default Rate then in effect, less the product of such Canadian Participant's or U.K. Participant's Revolving Loan Percentage and the Fronting Fee. If any Borrower pays less than all of the interest then due and owing by it for any period, that portion of the interest equating to the Participation Fee shall be deemed to be the last portion of interest paid or to be paid.
2.7     Prepayment  Fee.
        ---------------
       At the effective date of termination of this Agreement for any reason or upon a reduction of the Revolving Loan Commitments at the election of Borrowers, Borrowers shall pay to Agents, for the ratable benefit of Lenders (in addition to the then outstanding principal, accrued interest and other charges owing under the terms of this Agreement and any of the other Loan Documents) and any amounts owing pursuant to subsection 3.2.5, as liquidated damages for the loss
                            ----------------
of  the  bargain and not as a penalty, an amount equal to 1.0% of such reduction or the aggregate Revolving Loan Commitments terminated if such reduction or termination occurs during the first twelve-month period of the Term (September 23, 2002 through September 22, 2003) and 0.5% of such reduction or the aggregate Revolving Loan Commitments terminated if such reduction or termination occurs during the second 12-month period of the Term (September 23, 2003 through September 22, 2004). Notwithstanding the foregoing, if the Revolving Loan Commitments are terminated with proceeds of financing provided by Fleet, Fleet Canada, Fleet U.K. or an Affiliate thereof (including a financing provided by any such Person together with other lenders under a facility agented by any such Person), Agents waive their respective Revolving Loan Percentages of any prepayment fee. Any reduction of Revolving Credit Loan Commitments shall be pro
                                                                             ---
rata  to  the  U.S. Revolving Credit Loan Commitment, U.K. Revolving Credit Loan
----
Commitment  and  Canadian Revolving Credit Loan Commitment.  Each Borrower shall
--
pay to Agent, U.K. Agent and Canadian Agent, as applicable, that portion of the fee attributable to the Revolving Credit Loan Commitment available to it. Any termination of Revolving Credit Loan Commitments shall apply to all three Revolving Credit Loan Commitments.
2.8     Audit  Fees.
        -----------
       Borrowers shall pay to Agent, Canadian Agent and U.K. Agent, as applicable, audit fees in accordance with Agents' current schedule of fees in effect from time to time in connection with audits of the books and records and Properties of Borrowers and their Subsidiaries and such other matters as Agents shall deem appropriate in their reasonable credit judgment, plus all reasonable
                                                             ----
out-of-pocket expenses incurred by Agents in connection with such audits, whether such audits are conducted by employees of Agents or by third parties hired by Agents; provided that U.K. Borrowers and Canadian Borrower shall not be
                 --------
responsible for such fees and expenses incurred with respect to U.S. Borrower. Such audit fees and out-of-pocket expenses shall be payable on the first day of the month following the date of issuance by Agents of a request for payment thereof to Borrowers. Agents may, in their discretion, provide for the payment of such amounts by making appropriate Revolving Credit Loans to the applicable Borrower and charging the applicable Borrower Loan Account therefor.
2.9     Reimbursement  of  Expenses.
        ---------------------------
       If, at any time or times regardless of whether or not an Event of Default then exists, (i) Agents incur legal or accounting expenses or any other costs or out-of-pocket expenses in connection with (1) the negotiation and preparation of this Agreement or any of the other Loan Documents, any amendment of or modification of this Agreement or any of the other Loan Documents, or any syndication or attempted syndication of the Obligations (including, without limitation, printing and distribution of materials to prospective Lenders and all costs associated with bank meetings, but excluding any closing fees paid to Lenders in connection therewith) or (2) the administration of this Agreement or any of the other Loan Documents and the transactions contemplated hereby and thereby; or (ii) Agents or any Lender incurs reasonable legal or accounting expenses or any other costs or out-of-pocket expenses in connection with (1) any litigation, contest, dispute, suit, proceeding or action (whether instituted by Agents, any Lender, any Borrower or any other Person) relating to the Collateral, this Agreement or any of the other Loan Documents or any Borrower's, any of its Subsidiaries' or any Guarantor's affairs; (2) any attempt to enforce any rights of Agents or any Lender against Borrowers or any other Person which may be obligated to Agents or any Lender by virtue of this Agreement or any of the other Loan Documents, including, without limitation, the Account Debtors; or
(3) any attempt to inspect, verify, protect, preserve, restore, collect, sell, liquidate or otherwise dispose of or realize upon the Collateral; then all such legal and accounting expenses, other costs and out of pocket expenses of Agents or any Lender, as applicable, shall be charged to the applicable Borrower; provided, that such Borrower shall not be responsible for such costs and
     ---
out-of-pocket expenses to the extent incurred because of the gross negligence or
     --
willful  misconduct  of  Agents  or any Lender; and provided, further, that U.K.
                                                    --------  -------
Borrowers and Canadian Borrower shall not be responsible for such fees and expenses incurred with respect to U.S. Borrower. All amounts chargeable to Borrowers under this Section 2.9 shall be Obligations secured by all of the
                        ------------
Collateral (provided that amounts chargeable to U.S. Borrower shall not be secured by U.K. Collateral or Canadian Collateral), shall be payable on demand to Agents or such Lender, as the case may be, and shall bear interest from the date such demand is made until paid in full at the rate applicable to Base Rate Revolving Portions (or, in the case of Canadian Agent or Canadian Lender, Canadian Prime Rate Loans) from time to time. The applicable Borrower shall also reimburse Agents for expenses incurred by Agents in their administration of the Collateral to the extent and in the manner provided in Sections 2.10 and
                                                               -------------
2.11  hereof.
   -
2.10     Bank  Charges.
         -------------
       Each Borrower shall pay to Agents, on demand, any and all fees, costs or expenses which Agents or any Lender pays to a bank or other similar institution arising out of or in connection with (i) the forwarding to such Borrower or any other Person on behalf of such Borrower, by Agents or any Lender, of proceeds of Loans made to such Borrower pursuant to this Agreement, (ii) the depositing for collection by Agents or any Lender of any check or item of payment received or delivered to Agents or any Lender on account of the Obligations of such Borrower and (iii) the costs and expenses incurred in opening and maintaining blocked accounts; provided, that, U.K. Borrowers and Canadian Borrower shall not be
           --------
responsible  for  such fees and expenses incurred with respect to U.S. Borrower.
2.11     Collateral  Protection  Expenses;  Appraisals.
         ---------------------------------------------
       All out-of-pocket expenses incurred in protecting, storing, warehousing, insuring, handling, maintaining and shipping the Collateral, and any and all excise, property, sales, and use taxes imposed by any state, provincial, federal, or local authority on any of the Collateral or in respect of the sale thereof shall be borne and paid by Borrowers; provided that U.K. Borrowers and
                                                --------
Canadian Borrower shall not be liable for any such expenses incurred with respect to U.S. Borrower. If Borrowers fail to promptly pay any portion thereof when due, Agents may, at their option, but shall not be required to, pay the same and charge the applicable Borrower therefor. Additionally, from time to time, (a) unless an Event of Default has occurred and is continuing, but not more frequently than twice during any twelve-month period with respect to Inventory (or more frequently if an Event of Default has occurred and is continuing) and (b) unless an Event of Default has occurred and is continuing, not more frequently than once during each twelve-month period with respect to Eligible Fixed Assets (or more frequently if an Event of Default has occurred and is continuing), Agent may, at the applicable Borrower's expense, obtain appraisals from appraisers (who may be personnel of Agents), stating the then current fair market value of all or any portion of the real estate (or immovable property) or personal (or movable) property of Borrower or any of its Subsidiaries, including without limitation the Inventory of such Borrower and its Subsidiaries; provided that appraisals of U.S. Borrower's assets shall be
                    --------
limited  to  appraisals  of  Inventory.
2.12     Payment  of  Charges.
         --------------------
       All amounts chargeable to Borrowers under this Agreement shall be Obligations secured by all of the Collateral (provided that amounts chargeable to U.S. Borrower shall not be payable by U.K. Borrowers or Canadian Borrower and shall not be secured by U.K. Collateral or Canadian Collateral). All such Obligations shall be, unless specifically otherwise provided, payable on demand and shall bear interest from the date demand was made or such amount is due, as applicable, until paid in full at the rate applicable to Base Rate Revolving Portions (or, in the case of Canadian Obligations, Canadian Prime Rate Loans) from time to time.
2.13     No  Deductions.
         --------------
       Any and all payments or reimbursements made hereunder and under the other Loan Documents shall be made in Dollars, Canadian Dollars, Euros or Sterling, as applicable, free and clear of and without deduction for any and all taxes, levies, imposts, deductions, charges or withholdings, and all liabilities with respect thereto; excluding, however, the following: franchise or capital taxes and taxes imposed on the net income of Agents, or any Lender or Canadian Participant or U.K. Participant by the jurisdiction under the laws of which Agents or any Lender or Canadian Participant or U.K. Participant is organized or doing business or any political subdivision thereof and franchise or capital taxes and taxes imposed on its net income by the jurisdiction of Agents' or such Lender's or Canadian Participant's or U.K. Participant's applicable lending office or any political subdivision thereof (all such taxes, levies, imposts, deductions, charges or withholdings and all liabilities with respect thereto, excluding such franchise or capital taxes and taxes imposed on net income, herein "Tax Liabilities"). If Borrowers, U.K. Lender or U.K. Agent shall be required by law or the administration thereof to deduct any such Tax Liabilities from or in respect of any sum payable hereunder to Agents or any Lender or
Canadian Participant or U.K. Participant, then the sum payable hereunder shall be increased as may be necessary so that, after all required deductions are made, Agents, such Lender, Canadian Participant and U.K. Participant, as applicable, receives an amount equal to the sum it would have received had no such deductions been made; provided, however, that no Borrower and neither U.K.
                            --------  -------
Lender nor U.K. Agent shall be required to increase any such amounts payable to Agents or any Lender or Canadian Participant or U.K. Participant with respect to any Tax Liabilities (i) that are attributable to Agents' or such Lender's or Canadian Participant's or U.K. Participant's failure to comply with the requirements of paragraph (a) or (b) of this Section 2.13 or Section 11.9.4 or
                                               ------------    --------------
(ii) that are withholding taxes imposed on amounts payable to Agents or a Lender or Canadian Participant or U.K. Participant who becomes a party to, or acquires (except pursuant to Section 3.13 and Section 3.14) an interest in, this
                       ---------------------------------
Agreement after the Closing Date, except to the extent that Agents' or such Lender's or Canadian Participant's or U.K. Participant's assignor (if any) was entitled, at the time of assignment, to receive additional amounts from such Borrower with respect to such Tax Liabilities pursuant to this Section 2.13.
                                                                   ------------
Whenever any Tax Liabilities are deducted by Borrowers, as soon as practicable thereafter, the Borrower Representative shall send to Agent (or in the case of Canadian Borrower, Canadian Agent, or in the case of U.K. Borrowers, U.K. Agent) for its own account or for the account of the applicable Lender or Canadian Participant or U.K. Participant a certified copy of an original official receipt received by Borrowers showing payment thereof or other evidence of such payment reasonably satisfactory to the Agent (or Canadian Agent or U.K. Agent, as the case may be). If Borrowers fail to pay any Tax Liabilities when due to the appropriate taxing authority or fail to remit to Agent (or in the case of Canadian Borrower, Canadian Agent, or in the case of U.K. Borrowers, U.K. Agent) the required receipts or other required documentary evidence, Borrowers shall indemnify Agents and the Lenders and Canadian Participants and U.K. Participants for any incremental taxes, interest or penalties that may become payable by Agents and the Lenders and Canadian Participants and U.K. Participants as a result of any such failure. For purposes of this Section 2.13, a Borrower shall
                                                  ------------
include a Guarantor that makes payments in respect of the Obligations. The covenants in this Section 2.13 shall survive the termination of this Agreement
                    ------------
and  payment  of  the  Obligations.
(a) With respect to each Lender providing Revolving Credit Loans to U.S. Borrower, each such Lender which is organized under the laws of any jurisdiction other than the United States or any state thereof (i) represents to the Borrowers that under applicable law and treaties no taxes will be required to be withheld by Borrowers with respect to any payments to be made to such Lender,
(ii) shall furnish to the Agent and Borrower Representative either United States Internal Revenue Service Form W-8BEN or United States Internal Revenue Service Form W-8ECI (wherein such Lender claims entitlement to complete exemption from United States federal withholding tax on all interest payments hereunder), and
(iii) agrees (for the benefit of the Borrowers) to provide the Agent and Borrower Representative a new Form W-8BEN or Form W-8ECI upon the obsolescence of any previously delivered form and comparable statements in accordance with applicable United States laws and regulations and amendments duly executed and completed by such Canadian Agent, U.K. Agent or Lender, and to comply from time to time with all applicable United States laws and regulations with regard to such withholding tax exemption.
(b) If Agents or any Lender or Canadian Participant or U.K. Participant is entitled to an exemption from or reduction of non-U.S. withholding tax under the law of the jurisdiction in which a Borrower is located, or any treaty to which such jurisdiction is a party, with respect to payments under this Agreement, Agents or such Lender or Canadian Participant or U.K. Participant shall deliver to such Borrower (with a copy to the Agent), at the time or times prescribed by applicable law or reasonably requested by such Borrower, such properly completed and executed documentation prescribed by applicable law or reasonably requested by such Borrower as will permit such payments to be made without withholding or at a reduced rate.
(c) If Agents or a Lender or Canadian Participant or U.K. Participant during the Term of this Agreement shall become aware that it is entitled to claim a refund of tax from the jurisdiction to which the tax was paid, which refund, in the bona fide discretion of Agents or such Lender or Canadian Participant or
     ----  ----
U.K. Participant, is allocable to the payment of any Tax Liabilities which Borrowers have paid or indemnified Agents or such Lender or Canadian Participant or U.K. Participant pursuant to this Section 2.13, Agents or such Lender or
                                          ------------
Canadian Participant or U.K. Participant shall promptly notify Borrowers in writing of the availability of such refund claim and shall, within 30 days of receipt of a written request by Borrowers, make a claim to such jurisdiction for such refund at Borrowers' sole expense. If during the Term of this Agreement Agents or a Lender or Canadian Participant or U.K. Participant receives a refund of any such Tax Liabilities, it shall within 30 days from the date of such receipt pay over such refund to Borrowers plus any interest that is properly attributable to such refund.
          (d) To the extent that any portion of the Participation Fee is payable to a Canadian Participant that is not a resident of Canada for purposes of the tax imposed pursuant to Part XIII of the Income Tax Act (Canada) or any successor provision thereto (a "Nonresident Canadian Participant"), Canadian Agent shall deduct and remit such tax to the Receiver General for Canada within the time payable by law, and shall increase such portion of the Participation Fee as may be necessary so that after all required deductions of such tax are made, the Nonresident Canadian Participant receives an amount equal to the sum it would have received had no such deductions been made. The Canadian Borrower shall forthwith on demand remit to the Canadian Agent the full amount of the aforesaid increase; provided, however, that no Borrower will make such payment
                      --------  -------
with respect to Tax Liabilities described in the proviso to the second sentence of this Section 2.13.
          -------------
     (e) As soon as reasonably practicable following the Closing Date, each Lender and U.K. Participant in respect of which the U.K. Agent would need to make withholding for taxes on interest and fees paid to them shall file Form FD13 or such other documents as may be relevant and/or take all other steps reasonably necessary with Inland Revenue (United Kingdom)and shall complete such procedural formalities as may be necessary to obtain relief from the withholding requirements imposed with respect to United Kingdom income tax due to the United States/United Kingdom Double Taxation Convention.
2.14     Allocation  of  Fees  and  Expenses.
         -----------------------------------
       Unless expressly allocated to a specific Borrower, all fees and expenses paid pursuant to this Agreement shall be allocated to the Borrower which pays such fees and expenses.
                       SECTION 3.      LOAN ADMINISTRATION
3.1     Manner  of  Borrowing  Revolving  Credit  Loans/LIBOR  Option.
        -------------------------------------------------------------
       Borrowings  under  the  credit facility established pursuant to Section 1
                                                                       ---------
hereof  shall  be  as  follows:
3.1.1     Loan  Requests.  A  request for a Revolving Credit Loan shall be made,
          --------------
or shall be deemed to be made, in the following manner: (a) Borrower Representative, on behalf of the applicable Borrower, or, in the case of any request to the U.K. Agent, the relevant U.K. Borrower, may give Agent, or Canadian Agent or U.K. Agent, as applicable, with a copy to Agent at the Appropriate Notice Office notice in substantially the form of Exhibit 3.1.1
                                                                   -------------
hereof of such Borrower's intention to borrow, in which notice Borrower Representative or the relevant U.K. Borrower (if applicable and as the case may
be) shall specify the amount of the proposed borrowing of a Revolving Credit Loan (which shall be no less than the Dollar Equivalent of $500,000 or an integral multiple of the Dollar Equivalent of $100,000 in excess thereof in the case of Base Rate Revolving Portions which are not Swingline Loans or borrowings under the overdraft forming part of the U.K. Revolving Credit Loans (with respect to which borrowings or Swingline Loans there shall be no minimum borrowing amount)), the currency in which the borrowing is requested (which shall be Dollars in the case of a U.S. Revolving Credit Loan to U.S. Borrower, Canadian Dollars or Dollars in the case of a Canadian Revolving Credit Loan to Canadian Borrower and Sterling, Dollars or Euros in the case of a U.K. Revolving Credit Loan to U.K. Borrowers) and the proposed borrowing date, which shall be a Business Day, no later than 11:00 a.m. (prevailing time in the location of the Appropriate Notice Office) on the proposed borrowing date (or in accordance with subsection 3.1.7, 3.1.8 or 3.1.9, as applicable, in the case of a request for a
-----------------  -----    -----
LIBOR  Revolving  Portion  or Canadian BA Rate Loan), provided, however, that no
                                                      --------
request for a LIBOR Loan or Canadian BA Rate Loan may be made at a time when there exists a Default or an Event of Default; and (b) the becoming due of any amount required to be paid under this Agreement, or the Notes, whether as interest or for any other Obligation, shall be deemed irrevocably to be a request for a Revolving Credit Loan by the applicable Borrower on the due date in the amount required to pay such interest or other Obligation. With respect to borrowings under the overdraft forming part of the U.K. Revolving Credit Loans, the prior notice requirements may be waived by U.K. Agent.
3.1.2     Disbursement.  Each  Borrower  hereby  irrevocably  authorizes  Agent,
          ------------
Canadian Agent or U.K. Agent, as applicable, to disburse the proceeds of each Loan requested, or deemed to be requested, pursuant to subsection 3.1.1 as
                                                             ----------------
follows: (i) the proceeds of each Revolving Credit Loan requested under subsection 3.1.1(a) shall be disbursed by Agent in Dollars, as requested by
       -------------
Borrower Representative (in the case of U.S. Borrower), by Canadian Agent in Canadian Dollars or Dollars, as requested by Borrower Representative (in the case of Canadian Borrower) and by U.K. Agent in Sterling, Dollars or Euros, as requested by Borrower Representative or the relevant U.K. Borrower (in the case of U.K. Borrowers), as applicable, in immediately available funds, in the case of the initial borrowing, in accordance with the terms of the written disbursement letter from Borrower Representative, and in the case of each subsequent borrowing, by wire transfer to such bank account as may be agreed upon by Borrower Representative or the relevant U.K. Borrower (as the case may
be) and Agent, Canadian Agent or U.K. Agent, as applicable, from time to time or elsewhere if pursuant to a written direction from Borrower Representative or the relevant U.K. Borrower (as the case may be); and (ii) the proceeds of each Revolving Credit Loan deemed requested under subsection 3.1.1(b) shall be
                                                   --------------------
disbursed by Agent, Canadian Agent or U.K. Agent, as applicable, by way of direct payment of the relevant interest or other Obligation. If at any time any Loan is funded in excess of the amount requested or deemed requested by Borrower Representative or the relevant U.K. Borrower (as the case may be), such Borrower agrees to repay the excess to Agent, Canadian Agent or U.K. Agent, as applicable, immediately upon the earlier to occur of (a) such Borrower's discovery of the error and (b) notice thereof to Borrower Representative or the relevant U.K. Borrower (as the case may be) from Agent, Canadian Agent or U.K. Agent, as applicable, or any Lender.
3.1.3     Payment  by  Lenders.  Agent,  Canadian  Agent  or  U.K.  Agent,  as
          --------------------
applicable, shall give to each applicable Lender prompt written notice by facsimile, telex or cable of the receipt from Borrower Representative or a U.K. Borrower of any request for a Revolving Credit Loan. Each such notice shall specify the requested date and amount of such Revolving Credit Loan, whether such Revolving Credit Loan shall be subject to the LIBOR Option or shall be a Canadian BA Rate Loan, the currency of such Revolving Credit Loan, and the amount of each such Lender's advance thereunder (in accordance with its applicable Revolving Loan Percentage). Each such Lender shall, not later than 12:00 noon (prevailing time in the location of the Appropriate Notice Office) on such requested date, wire to a bank designated by Agent, Canadian Agent or U.K. Agent, as applicable, the amount of that Lender's Revolving Loan Percentage of the requested Revolving Credit Loan. The failure of any Lender to make the Revolving Credit Loans to be made by it shall not release any other Lender of its obligations hereunder to make its Revolving Credit Loan. Neither Agent, Canadian Agent or U.K. Agent nor any Lender shall be responsible for the failure of any other Lender to make the Revolving Credit Loan to be made by such other Lender. The foregoing notwithstanding, Agent, and following a refunding of the Canadian Revolving Credit Loan and U.K. Revolving Credit Loan in accordance with Sections 3.13 and 3.14, Canadian Agent or U.K. Agent, as applicable, in its sole
-------------     ----
discretion, may from its own funds make a Revolving Credit Loan on behalf of the applicable Lenders, including by means of Swingline Loans to U.S. Borrower. In such event, the Lender on behalf of whom Agent, Canadian Agent or U.K. Agent made the Revolving Credit Loan shall reimburse Agent, Canadian Agent or U.K. Agent, as applicable, for the amount of such Revolving Credit Loan made on its behalf, every two weeks (or more frequently, as determined by Agents, in their sole discretion). On each such settlement date, Agent, Canadian Agent or U.K. Agent, as applicable, will pay to each Lender the net amount owing to such Lender in connection with such settlement, including without limitation amounts relating to Loans, fees, interest and other amounts payable hereunder. The entire amount of interest attributable to such Revolving Credit Loan for the period from the date on which such Revolving Credit Loan was made on such
Lender's behalf until so reimbursed by such Lender, shall be paid to Agent, Canadian Agent or U.K. Agent, as applicable, for its own account.
3.1.4     Authorization.  U.S.  Borrower hereby irrevocably authorizes Agent, in
          -------------
Agent's sole discretion, to advance to such Borrower, and to charge to U.S. Borrower's Loan Account hereunder as a U.S. Revolving Credit Loan in Dollars (which shall be a Base Rate Revolving Portion), a sum sufficient to pay all interest accrued on the U.S. Obligations when due and to pay all fees, costs and expenses and other U.S. Obligations at any time owed by such Borrower to Agent or Lenders hereunder. U.K. Borrowers hereby irrevocably authorize U.K. Agent, in U.K. Agent's sole discretion, to advance to U.K. Borrowers, and to charge to such U.K. Borrower's Loan Account hereunder as a U.K. Revolving Credit Loan in the same currency as such Revolving Credit Loan (which shall be a Base Rate
Revolving Portion), a sum sufficient to pay all interest accrued on the U.K. Obligations when due and to pay all fees, costs and expenses and other U.K. Obligations at any time owed by such U.K. Borrowers to U.K. Agent or Lenders hereunder. Canadian Borrower hereby irrevocably authorizes Canadian Agent, in Canadian Agent's sole discretion, to advance to Canadian Borrower, and to charge to Canadian Borrower's Loan Account hereunder as a Canadian Revolving Credit Loan in the same currency as such Revolving Credit Loan (which shall be a Base Rate Loan), a sum sufficient to pay all interest accrued on the Canadian Obligations when due and to pay all fees, costs and expenses and other Canadian Obligations at any time owed by Canadian Borrower to Canadian Agent or Canadian Lender hereunder.
3.1.5     Letter  of Credit and LC Guaranty Requests.  A request for a Letter of
          ------------------------------------------
Credit or LC Guaranty shall be made in the following manner: Borrower Representative or, in the case of notice to Fleet U.K., the relevant U.K. Borrower, may give Agent and Bank, and Fleet U.K., as applicable, (with a copy to Agent) a written notice of its request for the issuance of a Letter of Credit or LC Guaranty, not later than 11:00 a.m. (prevailing time in the location of the Appropriate Notice Office), three Business Days before the proposed issuance date thereof, in which notice Borrower Representative or relevant U.K. Borrower shall specify whether the Letter of Credit or LC Guaranty is to be issued on behalf of U.S. Borrower or U.K. Borrowers, the issuance date and format and wording for the Letter of Credit or LC Guaranty being requested (which shall be satisfactory to Agent and Bank or U.K. Agent, as applicable, and the Person being asked to issue such Letter of Credit or LC Guaranty); and shall include the Letter Of Credit application of the proposed issuer of the Letter of Credit, duly completed provided, that no such request may be made at a time when there
                 --------
exists a Default or Event of Default. Such request shall be accompanied by an executed application and reimbursement agreement in form and substance satisfactory to Agents and the Person being asked to issue the Letter of Credit or LC Guaranty, as well as any required resolutions.
3.1.6     Method  of Making Requests. As an accommodation to Borrowers, unless a
          --------------------------
Default or an Event of Default is then in existence, (i) solely in the case of U.S. Revolving Credit Loans to U.S. Borrower, Agent shall permit telephonic or electronic requests for U.S. Revolving Credit Loans to Agent, (ii) solely in the case of U.S. Letters of Credit and U.S. LC Guaranties, Agent and Bank may, in their discretion, permit electronic transmittal of requests for U.S. Letters of Credit and U.S. LC Guaranties to them, and (iii) Agent may, in Agent's discretion, permit electronic transmittal of instructions, authorizations, agreements or reports to Agent. All other instructions, authorizations, agreements or reports must be in written hard copy form (including by facsimile). Unless Borrower Representative specifically directs Agent or Bank in writing not to accept or act upon telephonic or electronic communications from Borrower Representative, neither Agent nor Bank shall have any liability to the applicable Borrower for any loss or damage suffered by such Borrower as a result of Agent's or Bank's honoring of any requests, execution of any instructions, authorizations or agreements or reliance on any reports communicated to it telephonically or electronically and purporting to have been sent to Agent or Bank by Borrower, and neither Agent nor Bank shall have any duty to verify the origin of any such communication or the authority of the Person sending it. Each telephonic request for a Revolving Credit Loan, Letter of Credit or LC Guaranty accepted by Agent and Bank, if applicable, hereunder shall be promptly followed by a written confirmation of such request from Borrower Representative to Lender and Bank, if applicable.
3.1.7     LIBOR  Portions  and  Canadian  BA  Rate  Loans.
          -----------------------------------------------
(a) Provided that as of both the date of the LIBOR Request and the first day of the Interest Period, no Default or Event of Default exists, in the event any Borrower desires to obtain a LIBOR Portion, Borrower Representative shall give Agent a LIBOR Request no later than 11:00 a.m. (prevailing time in the location of the Appropriate Notice Office) on the third Business Day prior to the requested borrowing date. Each LIBOR Request shall be irrevocable and binding on the applicable Borrower. In no event shall Borrowers, in the aggregate, be permitted to have outstanding at any one time LIBOR Portions with more than four (4) different Interest Periods with respect to U.S. Revolving Credit Loans and four (4) different Interest Periods with respect to U.K. Revolving Credit Loans. The LIBOR Rate shall only be available (i) in the case of U.K. Borrowers, for borrowings in Sterling and (ii) in the case of U.S. Borrower, for borrowings in Dollars.
(b) Provided that as of both the date of the Canadian BA Request and the first day of the Interest Period, no Default or Event of Default exists, in the event Canadian Borrower desires to obtain a Canadian BA Rate Loan, Borrower Representative shall give Agent a Canadian BA Request no later than 11:00 a.m. (prevailing time in the location of the Appropriate Notice Office) on the third Business Day prior to the requested borrowing date. Each Canadian BA Request shall be irrevocable and binding on Canadian Borrower. In no event shall Canadian Borrower, in the aggregate, be permitted to have outstanding at any one time Canadian BA Rate Loans with more than four (4) different Interest Periods. The Canadian BA Rate shall only be available for borrowings in Canadian Dollars.
3.1.8     Conversion  of  Base  Rate  Portions  and  Canadian  Prime  Rate  Loan
          ----------------------------------------------------------------------
Conversion.
        --
(a) Provided that as of both the date of the LIBOR Request and the first day of the Interest Period, no Default or Event of Default exists, Borrower
Representative may, on any Business Day and on behalf of the applicable Borrower, convert any Base Rate Portion (except with respect to Revolving Credit Loans to Canadian Borrower) into a LIBOR Portion. If the applicable Borrower desires to convert a Base Rate Portion, Borrower Representative shall give Agent a LIBOR Request no later then 11:00 a.m. (prevailing time in the location of the Appropriate Notice Office) on the third Business Day prior to the requested conversion date.
(b) Provided that as of both the date of the Canadian BA Request and the first day of the Interest Period, no Default or Event of Default exists, Borrower Representative may, on any Business Day and on behalf of Canadian Borrower, convert any Canadian Prime Rate Loan (that constitutes a Base Rate Loan under clause (ii)(b) of the definition of Base Rate) into a Canadian BA
Rate Loan. If Canadian Borrower desires to convert a Canadian Prime Rate Loan, Borrower Representative shall give Canadian Agent a Canadian BA Request no later then 11:00 a.m. (prevailing time in the location of the Appropriate Notice Office) on the third Business Day prior to the requested conversion date.
3.1.9     Continuation  of  LIBOR  Portions  and  Canadian  BA  Rate  Loans.
          -----------------------------------------------------------------
(a) Provided that as of both the date of the LIBOR Request and the first day of the Interest Period, no Default or Event of Default exists, Borrower
Representative may, on any Business Day and on behalf of the applicable Borrower, continue any LIBOR Portions into a subsequent Interest Period of the same or a different permitted duration. If any Borrower desires to continue a LIBOR Portion, Borrower Representative shall give Agent and U.K. Agent, as applicable, a LIBOR Request no later than 11:00 a.m. (prevailing time in the location of the Appropriate Notice Office) on the third Business Day prior to the requested continuation date. If Borrower Representative shall fail to give timely notice of its election to continue any LIBOR Portion or portion thereof as provided above, or if such continuation shall not be permitted, such LIBOR Portion or portion thereof, unless such LIBOR Portion shall be repaid, shall automatically be converted into a Base Rate Portion at the end of the Interest Period then in effect with respect to such LIBOR Portion.
(b) Provided that as of both the date of the Canadian BA Request and the first day of the Interest Period, no Default or Event of Default exists, Borrower Representative may, on any Business Day and on behalf of Canadian Borrower, continue any Canadian BA Rate Loan into another Canadian BA Rate Loan with an Interest Period of the same or a different permitted duration. If
Canadian Borrower desires to continue a Canadian BA Rate Loan, Borrower Representative shall give Agent a Canadian BA Request no later than 11:00 a.m. (prevailing time in the location of the Appropriate Notice Office) on the third Business Day prior to the requested continuation date. If Borrower Representative shall fail to give timely notice of its election to continue any Canadian BA Rate Loan or portion thereof as provided above, or if such continuation shall not be permitted, such Canadian BA Rate Loan or portion thereof, unless such Canadian BA Rate Loan shall be repaid, shall automatically be converted into a Canadian Prime Rate Loan at the end of the Interest Period then in effect with respect to such Canadian BA Rate Loan.
3.1.10     Inability  to  Make  LIBOR  Portions  and  Canadian  BA  Rate  Loans.
           --------------------------------------------------------------------
Notwithstanding any other provision hereof, if any applicable law, treaty, regulation or directive, or any change therein or in the interpretation or application thereof, shall make it unlawful for any Lender (for purposes of this subsection  3.1.10,  the  term  "Lender" shall include the office or branch
     ------------------
where such Lender or any corporation or bank then controlling such Lender makes or maintains any LIBOR Portions) to make or maintain its LIBOR Portions or Canadian BA Rate Loans, or if with respect to any Interest Period, Agent, U.K. Agent or Canadian Agent is unable to determine the LIBOR or Canadian BA Rate relating thereto, or adverse or unusual conditions in, or changes in applicable law relating to, the London interbank market or the Canadian BA market, as applicable, make it, in the reasonable judgment of Agent, U.K. Agent or Canadian Agent, impracticable to fund therein any of the LIBOR Portions or Canadian BA Rate Loans, or make the projected LIBOR or Canadian BA Rate unreflective of the actual costs of funds therefor to any Lender, the obligation of Agent, U.K. Agent, Canadian Agent and Lenders to make or continue LIBOR Portions or Canadian BA Rate Loans or convert Base Rate Portions or Canadian Prime Rate Loans to
LIBOR  Portions  or  Canadian  BA  Rate  Loans,  as  applicable, hereunder shall forthwith be suspended during the pendency of such circumstances and the applicable Borrower shall, if any affected LIBOR Portions or Canadian BA Rate Loans are then outstanding, promptly upon request from Agent or U.K. Agent, convert such affected LIBOR Portions into Base Rate Portions, or promptly upon request from Canadian Agent, convert such affected Canadian BA Rate Loans into Canadian Prime Rate Loans.
3.2     Payments.
        --------
       Except  where  evidenced  by notes or other instruments issued or made by
Borrowers to any Lender and accepted by such Lender specifically containing payment instructions that are in conflict with this Section 3.2 (in which case
                                                      -----------
the conflicting provisions of said notes or other instruments shall govern and control), the Obligations shall be payable as follows:
3.2.1     Principal.  Principal  on  account  of Revolving Credit Loans shall be
          ---------
payable by the applicable Borrower to the applicable Agent for the ratable benefit of the applicable Lenders at the Appropriate Payment Office immediately upon the earliest of (i) the receipt by the applicable Agent or any Borrower of any proceeds of any of the Collateral (except as otherwise provided herein), including without limitation pursuant to subsections 3.3.1 and 6.2.4, to the
                                             -----------------     -----
extent of said proceeds, subject to such Borrower's rights to reborrow such amounts in compliance with subsection 1.1.1 hereof; (ii) the occurrence of an
                              ----------------
Event of Default in consequence of which Agent or Majority Lenders elect to accelerate the maturity and payment of the Obligations, or (iii) termination of this Agreement pursuant to Section 4 hereof; provided, however, that, if an
                               ----------         --------  -------
Overadvance shall exist at any time, the applicable Borrower shall, on demand, repay the Overadvance. Each payment (including principal prepayment) by Borrowers on account of principal of the Revolving Credit Loans shall be applied first  to  Base  Rate  Revolving Portions and thereafter to LIBOR Revolving
     -----
Portions  and  Canadian  BA  Rate  Loans,  as  applicable.
3.2.2     Interest.
          --------
(i)     Base  Rate Portion.  Interest accrued on Base Rate Portions shall be due
        ------------------
and payable by the applicable Borrower to the applicable Agent for the ratable benefit of the applicable Lenders on the earliest of (1) the first calendar day of each month (for the immediately preceding month), computed through the last calendar day of the preceding month, (2) the occurrence of an Event of Default in consequence of which Agent or Majority Lenders elect to accelerate the maturity and payment of the Obligations or (3) termination of this Agreement pursuant to Section 4 hereof.
              ----------
     (ii)     LIBOR  Portion  and  Canadian  BA  Rate.  Interest accrued on each
              ---------------------------------------
LIBOR Portion and on Canadian BA Rate Loans shall be due and payable by the applicable Borrower to the applicable Agent for the ratable benefit of the applicable Lenders on each LIBOR Interest Payment Date and on the earlier of (1) the occurrence of an Event of Default in consequence of which Agent or Majority Lenders elect to accelerate the maturity and payment of the Obligations or (2) termination of this Agreement pursuant to Section 4 hereof.
                                                ----------
3.2.3     Costs,  Fees and Charges.  Costs, fees and charges payable pursuant to
          ------------------------
this Agreement shall be payable by Borrowers to Agent, Canadian Agent or U.K. Agent, as applicable, at the Appropriate Payment Office, as and when provided in
     Section  2  or  Section  3 hereof, as applicable, to Agent, Canadian Agent,
     ----------      ----------
U.K. Agent or a Lender, as applicable, or to any other Person designated by Agent, Canadian Agent, U.K. Agent or such Lender in writing.
3.2.4     Other  Obligations.  The  balance  of  the  Obligations  requiring the
          ------------------
payment of money, if any, shall be payable by Borrowers to Agents for distribution to Lenders, as appropriate, as and when provided in this Agreement, the Other Agreements or the Security Documents, or on demand, whichever is later,  in  each  case  at  the  Appropriate  Payment  Office.
3.2.5     Prepayment  of/Failure to Borrow LIBOR Portions.  Borrowers may prepay
          -----------------------------------------------
a LIBOR Portion and Canadian BA Rate Loans at the Appropriate Payment Office only upon at least three (3) Business Days prior written notice to Agent, U.K. Agent or Canadian Agent, as applicable (which notice shall be irrevocable). Each applicable Borrower shall pay to each applicable Lender, upon request of such Lender, at the Appropriate Payment Office such amount or amounts as shall be sufficient (in the reasonable opinion of such Lender) to compensate such Lender for any loss, cost, or expense incurred as a result of: (i) any payment of a LIBOR Portion or Canadian BA Rate Loan on a date other than the last day of the Interest Period for such LIBOR Portion or Canadian BA Rate Loan; (ii) any failure by the applicable Borrower to borrow a LIBOR Portion or Canadian BA Rate Loan on the date specified by the Borrower Representative's LIBOR Request or Canadian BA Request; or (iii) any failure by the applicable Borrower to pay a LIBOR Portion or Canadian BA Rate Loan on the date for payment specified in Borrower Representative's written notice. In addition to reimbursement of out-of-pocket costs and expenses, such compensation shall include a "yield maintenance fee" in an amount computed as follows: the current rate for (i) United States Treasury securities (bills on a discounted basis shall be converted to a bond equivalent) (or Canadian or U.K. equivalent as applicable and as determined by Agent) with respect to a LIBOR Portion or a Canadian BA Rate Loan being repaid by U.S. Borrower, U.K. Borrowers or Canadian Borrower, as the case may be, in each case with a maturity date closest to the Interest Period chosen pursuant to the LIBOR Portion or Canadian BA Rate Loan as to which the prepayment is made, shall be subtracted from the LIBOR or Canadian BA Rate in effect at the time of prepayment. If the result is zero or a negative number, there shall be no yield maintenance fee. If the result is a positive number, then the resulting percentage shall be multiplied by the amount of the principal balance being prepaid. The resulting amount shall be divided by 360 and multiplied by the number of days remaining in the Interest Period chosen pursuant to the LIBOR Portion or Canadian BA Rate Loan as to which the prepayment is made. Said amount shall be reduced to present value calculated by using the above referenced United States securities (or Canadian or U.K. equivalent, as applicable) and the number of days remaining in the term chosen pursuant to the LIBOR Portion or Canadian BA Rate Loan as to which prepayment is made. The resulting amount shall be the yield maintenance fee due to the applicable Lender upon the prepayment of a LIBOR Portion or Canadian BA Rate Loan. If by reason of an Event of Default, Agent or Majority Lenders elect to declare the Obligations to be immediately due and payable, then any yield maintenance fee with respect to a LIBOR Portion or Canadian BA Rate Loan shall become due and payable in the same manner as though Borrowers had exercised such right of prepayment.
3.3     Mandatory  and  Optional  Prepayments.
        -------------------------------------
3.3.1     Proceeds  of  Sale,  Loss,  Destruction or Condemnation of Collateral.
          ---------------------------------------------------------------------
Except for dispositions of Collateral permitted by clauses (i), (ii), (iv), (v) and (x) of subsection 8.2.9, if any Borrower or any of its Restricted
              -----------------
Subsidiaries sells any of the Collateral or if any of the Collateral is lost or destroyed or taken by condemnation, the applicable Borrower shall, unless otherwise agreed by Majority Lenders, pay to the Agent for the ratable benefit of the applicable Lenders in accordance with subsection 3.4.2, as and when
                                                   ----------------
received by such Borrower or such Restricted Subsidiary and as a mandatory prepayment of the applicable Loans, as herein provided, an amount equal to the lesser of (i) the aggregate amount of the outstanding Loans and (ii) the proceeds (including insurance payments but net of costs and taxes incurred in connection with such sale or event) received by such Borrower or such Restricted
     Subsidiary  from  such  sale,  loss,  destruction or condemnation; provided
                                                                        --------
that, Borrowers may elect not to prepay the Loans to the extent of up to $250,000 of asset sale proceeds received by one or more Borrowers in each Fiscal Year; provided further, that, if as of the date of receipt of such proceeds, the
      -------- -------  ----
applicable Borrower is not subject to a blocked account arrangement that then requires daily transfers of funds received therein to the applicable Lender, at Borrower's option, such proceeds may be released to the applicable Borrower for any use or investment not otherwise prohibited hereunder. Notwithstanding anything herein to the contrary, in the event that any Borrower's accounts are subject to a blocked account agreement providing for full dominion and control over cash deposited into such accounts, any and all proceeds from asset sales or Collateral lost or destroyed or taken by condemnation shall be used to prepay the Loans without regard to any exceptions otherwise contained herein. To the extent that the Collateral sold, lost, destroyed or condemned consists of Equipment, real (or immovable) Property, or other Property other than Accounts or Inventory, the applicable prepayment shall be applied to the Borrower whose Collateral was sold, lost, destroyed or condemned to repay outstanding principal of applicable Revolving Credit Loans. The applicable prepayment shall be applied to reduce the outstanding principal balance of the applicable Revolving Credit Loans, but shall not permanently reduce the Revolving Loan Commitments or the maximum amount of the Canadian Sublimit or the U.K. Sublimit.
3.3.2     Proceeds  from  Issuance of Equity.  If any Borrower issues or obtains
          ----------------------------------
any additional equity in a manner permitted under this Agreement, such Borrower, shall pay to Agents for the ratable benefit of the applicable Lenders in accordance with subsection 3.4.2, when and as received by such Borrower at the
                  ----------------
Appropriate Payment Office and as a mandatory prepayment of the applicable Obligations, an amount equal to the lesser of (i) the aggregate amount of the outstanding Loans and (ii) 100% of the net proceeds to such Borrower of the issuance of such equity; provided that, if as of the date of receipt of such
                             -------- ----
proceeds, the applicable Borrower is not subject to a blocked account arrangement that then requires daily transfers of funds received therein to the applicable Lender, at Borrower's option, such proceeds may be released to the applicable Borrower for any use or investment not otherwise prohibited hereunder. Any such prepayment shall be applied to the applicable Loans in the manner specified in the second sentence of subsection 3.3.1 until payment
                                                  ----------------
thereof  in  full.
3.3.3     LIBOR  Portions and Canadian BA Rate Loans.  If the application of any
          ------------------------------------------
payment  made  in  accordance  with the provisions of this Section 3.3 at a time
                                                           -----------
when no Event of Default has occurred and is continuing would result in termination of a LIBOR Portion or Canadian BA Rate Loans prior to the last day of the Interest Period for such LIBOR Portion or Canadian BA Rate Loans, the amount of such prepayment shall not be applied to such LIBOR Portion or Canadian BA Rate Loans, but will, at the applicable Borrower's option, be held by Agent, in the case of LIBOR Portions, and Canadian Agent, in the case of Canadian BA Rate Loans, in a non-interest bearing account at a Lender or another bank satisfactory to Agent or U.K. Agent, as applicable, in the case of LIBOR Portions, and Canadian Agent, in the case of Canadian BA Rate Loans, in its discretion, which account is in the name of Agent, U.K. Agent or Canadian Agent, as the case may be, and from which account only Agent, U.K. Agent or Canadian Agent, as the case may be, can make any withdrawal, in each case to be applied as such amount would otherwise have been applied under this Section 3.3 at the
                                                              -----------
earlier to occur of (i) the last day of the relevant Interest Period or (ii) the occurrence of a Default or an Event of Default.
3.3.4     Optional  Reductions  of  Revolving  Loan  Commitments;  Optional
          -----------------------------------------------------------------
Prepayments.  Borrowers  may,  at  their  option from time to time upon not less
          -
than three Business Days' prior written notice to Agent at the Appropriate Notice Office, permanently reduce in part, or, upon 30 days' notice, terminate the Revolving Loan Commitments or the U.K. Sublimit or the Canadian Sublimit, provided, however, that (i) each such partial reduction shall be in an amount of
  ------  -------
the Dollar Equivalent of $1,000,000 or integral multiples of the Dollar Equivalent of $1,000,000 in excess thereof; (ii) no such reduction shall result in the prepayment of any LIBOR Portion or Canadian BA Rate Loan, and (iii) all such reductions shall be made ratably among the U.S. Revolving Loan Commitment, the Canadian Sublimit and the U.K. Sublimit. Except for charges under subsection  3.2.5  applicable  to  prepayments  of  LIBOR Revolving Portions and
         --------
Canadian  BA  Rate  Loans and except for charges under Section 2.6 applicable to
                                                       -----------
termination or reductions of the Revolving Loan Commitments, such prepayments shall be without premium or penalty. Subject to subsection 3.2.5 with respect
                                                   ----------------
to prepayment of LIBOR Portions and Canadian BA Rate Loans, optional prepayments (without a permanent reduction in the Revolving Loan Commitments) may be made by Borrowers upon not less than one Business Day's prior written notice to Agent or U.K. Agent, as the case may be, in the case of LIBOR Options, and to Canadian Agent, in the case of Canadian BA Rate Loans, at the Appropriate Notice Office provided that each such prepayment shall be in an amount that is the Dollar
Equivalent  of  $500,000  or  integral  multiples of $100,000 in excess thereof.
3.4     Application  of  Payments  and  Collections.
        -------------------------------------------
3.4.1     Collections.  All items of payment received at the Appropriate Payment
          -----------
     Office by Agent, Canadian Agent or U.K. Agent by 12:00 noon (prevailing time at the location of the Appropriate Notice Office), on any Business Day shall be deemed received on that Business Day. All items of payment received after 12:00 noon (prevailing time at the location of the Appropriate Notice Office), on any Business Day shall be deemed received on the following Business Day. If as the result of collections of Accounts as authorized by subsection
                                                                      ----------
6.2.4  hereof or otherwise, a credit balance exists in the Loan Accounts, to the
  ---
extent permitted by the Loan Documents such credit balance shall not accrue interest in favor of Borrowers, but shall be disbursed to the applicable
Borrower or otherwise at Borrower Representative's direction in the manner set forth in subsection 3.1.2, upon Borrower Representative's request (at the
           -----------------
Appropriate Notice Office) at any time, so long as no Default or Event of Default then exists. Agents may at their option, offset such credit balance against any of the Obligations upon and during the continuance of an Event of Default.
3.4.2     Apportionment,  Application  and  Reversal of Payments.  Principal and
          ------------------------------------------------------
interest payments (i) by U.S. Borrower shall be apportioned ratably among all Lenders (according to the unpaid principal balance of the Loans to which such payments relate held by each Lender), (ii) by U.K. Borrowers shall be distributed to U.K. Lender subject to Section 2.6 or, following a refunding in
                                        -----------
accordance with Section 3.14, apportioned among all U.K. Participants (according
                ------------
to the unpaid principal balance of the Loans to which such payments relate held by each U.K. Participant) and (iii) by Canadian Borrower shall be distributed to Canadian Lender subject to Section 2.6 or, following a refunding in accordance
                             -----------
with Section 3.13, apportioned among all Canadian Participants (according to the
     ------------
unpaid principal balance of the Loans to which such payments relate held by each Canadian Participant). All payments of principal and interest on Revolving Credit Loans shall be remitted to Agent, Canadian Agent or U.K. Agent, as applicable, at the Appropriate Payment Office and all such payments not relating to principal or interest of specific Loans, or not constituting payment of specific fees, and all proceeds of Accounts, or, except as provided in subsection 3.3.1, other Collateral received by Agent, U.K. Agent or Canadian
         --------
Agent, as applicable, shall be applied, ratably, subject to the provisions of this Agreement, first, to pay any fees, indemnities, or expense reimbursements
                  -----
(other than amounts related to Product Obligations) then due to Agents or Lenders from the applicable Borrower; second, to pay interest due from the
                                           ------
applicable Borrower in respect of all Loans made to such Borrower, including Swingline Loans, as applicable, and Agent Loans; third, to pay or prepay
                                                        -----
principal of Swingline Loans and Agent Loans; fourth, to pay or prepay principal
                                              ------
of the Revolving Credit Loans (other than Swingline Loans and Agent Loans) and unpaid reimbursement obligations in respect of LC Obligations of the applicable Borrower; fifth, to cash-collateralize the U.S. LC Obligations and U.K. LC
           -----
Obligations of such Borrower by depositing in a cash collateral account established with the Agent on terms and conditions satisfactory to the Agent an amount in cash equal to 103% of the aggregate amount of such Obligations; sixth,
                                                                          -----
to the payment of any other Obligation (other than amounts related to Product Obligations) due to Agents by such Borrower; seventh, to pay any fees,
                                                    -------
indemnities or expense reimbursements related to Product Obligations of such Borrower; and eighth, in the case of (x) payments by U.K. Borrowers, to the
                ------
payment of any other Obligations due to Canadian Agent or Canadian Lender by Canadian Borrower, (y) payments by Canadian Borrower, to the payment of any other Obligations due to U.K. Agent or any Lender by U.K. Borrowers and (z) payments by U.S. Borrowers, to the payment of any other Obligations due to Agents or any Lender by U.S. Borrower, U.K. Borrowers or Canadian Borrower, ratably. Except as expressly set forth to the contrary, payments received (i) from U.S. Borrower shall be applied only to the U.S. Obligations, (ii) from U.K. Borrowers shall be applied only to the U.K. Obligations, and (iii) from Canadian Borrower shall be applied only to the Canadian Obligations; provided that after the U.S. Obligations, U.K. Obligations or Canadian Obligations are paid in full by U.S. Borrower, U.K. Borrower or Canadian Borrower, respectively, any such excess payments shall be applied pro rata to the other Obligations (except that any payments received from U.K. Borrower or Canadian Borrower shall not be applied to the U.S. Obligations). After the occurrence and during the continuance of an Event of Default, as between Agents and Borrowers, Agents shall have the continuing exclusive right to apply and reapply any and all such payments and collections received at any time or times hereafter by Agents against the Obligations, in such manner as Agents may deem advisable, notwithstanding any entry by Agents or any Lender upon any of its books and records. Notwithstanding the preceding sentence, as between Agents and other Lenders, all such payments shall be applied in the order set forth above.
3.5     All  Loans  to  Constitute  One  Obligation.
        -------------------------------------------
       Except as set forth in Section 1.3 to the contrary and for the purpose of
                              -----------
being ratably secured by Agents' Liens upon all of the Collateral, the Loans and LC Obligations shall constitute one general Obligation of Borrowers; provided,
                                                                       --------
however,  that  the U.K. Collateral and the Canadian Collateral shall not secure
 ------
the  U.S.  Obligations.
3.6     Loan  Accounts;  Registration.
        -----------------------------
(a) Agent shall enter all Loans and the LC Amount as debits to a loan account established for each Borrower (each, a "Loan Account" and, collectively, the "Loan Accounts") and shall also record in the Loan Accounts all payments made by Borrowers on any Obligations and all proceeds of Collateral which are finally paid to Agents and may record therein, in accordance with customary accounting practice, other debits and credits, including interest and all charges and expenses properly chargeable to Borrowers.
(b) Agent shall, on behalf of each Borrower, maintain at its address a copy of each Assignment and Acceptance Agreement delivered to it and a register (the "Register") for the recordation of the names and addresses of the Lenders and the Revolving Loan Commitment of, and the principal amount of the Loans owing to, each Lender from time to time. The entries in the Register shall be conclusive, in the absence of manifest error, and Borrowers, the Agent and the Lenders shall treat each Person whose name is recorded in the Register as the owner of a Loan and any Notes evidencing the Loan recorded therein for all purposes of this Agreement. Any assignment or transfer of all or part of a Loan evidenced by a Note shall be registered on the Register and be effective only upon surrender for registration of assignment or transfer of the Note evidencing such Loan, accompanied by a duly executed Assignment and Acceptance Agreement and thereupon one or more new Notes shall be issued to the designated assignee. The Register shall be available for inspection by Borrowers or any Lender at any reasonable time and from time to time upon reasonable prior notice.
3.7     Statements  of  Account.
        -----------------------
       Agent will account to Borrower Representative, on behalf of Borrowers, monthly with a statement of Loans, charges and payments made pursuant to this Agreement during the immediately preceding month, and such account rendered by Agent shall be deemed final, binding and conclusive upon Borrowers absent demonstrable error unless Agent is notified by Borrower Representative at the Appropriate Notice Office in writing to the contrary within 30 days of the date each accounting is received by Borrower Representative. Such notice shall only be deemed an objection to those items specifically objected to therein.
3.8     Increased  Costs.
        ----------------
       If any law or any governmental or quasi-governmental rule, regulation, policy, guideline or directive (whether or not having the force of law) adopted or implemented after the date of this Agreement and having general applicability to all banks or finance companies within the jurisdiction in which any Lender operates (excluding, for the avoidance of doubt, the effect of and phasing in of capital requirements or other regulations or guidelines passed prior to the date of this Agreement), or any interpretation or application thereof by any governmental authority charged with the interpretation or application thereof, or the compliance of such Lender therewith, shall:
(i) (1) subject such Lender to any tax with respect to this Agreement (other than (a) any tax based on or measured by net income or otherwise in the nature of a net income tax, including, without limitation, any franchise tax or any similar tax based on capital, net worth or comparable basis for measurement and (b) subject to the provisions of Section 2.13, any tax collected by a
                                            ------------
withholding on payments and which neither is computed by reference to the net income of the payee nor is in the nature of an advance collection of a tax based on or measured by the net income of the payee) or (2) change the basis of taxation of payments to such Lender of principal, fees, interest or any other amount payable hereunder or under any Loan Documents (other than in respect of
(a) any tax based on or measured by net income or otherwise in the nature of a net income tax, including, without limitation, any franchise tax or any similar tax based on capital, net worth or comparable basis for measurement and (b) subject to the provisions of Section 2.13, any tax collected by a withholding on
                             ------------
payments and which neither is computed by reference to the net income of the payee nor is in the nature of an advance collection of a tax based on or measured by the net income of the payee);
(ii) impose, modify or hold applicable any reserve (except any reserve taken into account in the determination of the applicable LIBOR), special deposit, assessment or similar requirement against assets held by, or deposits in or for the account of, advances or loans by, or other credit extended by, any office of such Lender, including (without limitation) pursuant to Regulation D of the
Board  of  Governors  of  the  Federal  Reserve  System;  or
(iii) impose on such Lender or the London interbank market or the Canadian BA market any other condition with respect to any Loan Document;
and the result of any of the foregoing is to increase the cost to such Lender of making, renewing or maintaining Loans hereunder or the result of any of the foregoing is to reduce the rate of return on such Lender's capital as a consequence of its obligations hereunder, or the result of any of the foregoing is to reduce the amount of any payment (whether of principal, interest or otherwise)  in  respect  of  any  of  the  Loans,  then,  in  any such case, the applicable Borrower shall pay such Lender, upon demand and certification not later than sixty (60) days following its receipt of notice of the imposition of such increased costs, such additional amount as will compensate such Lender for such additional cost or such reduction, as the case may be, to the extent such Lender has not otherwise been compensated, with respect to a particular Loan, for such increased cost as a result of an increase in the Base Rate, the LIBOR or Canadian BA Rate. An officer of the applicable Lender shall determine the amount of such additional cost or reduced amount using reasonable averaging and attribution methods and shall certify the amount of such additional cost or reduced amount to Borrower Representative, which certification shall include a written explanation of such additional cost or reduction to such Borrower. Such certification shall be conclusive absent manifest error. If a Lender claims any additional cost or reduced amount pursuant to this Section 3.8, then such Lender
                                                   -----------
shall use reasonable efforts (consistent with legal and regulatory restrictions) to designate a different lending office or to file any certificate or document reasonably requested by Borrower Representative at the Appropriate Notice Office if the making of such designation or filing would avoid the need for, or reduce the amount of, any such additional cost or reduced amount and would not, in the sole discretion of such Lender, be otherwise disadvantageous to such Lender.
3.9     Basis  for  Determining  Interest  Rate  Inadequate.
        ---------------------------------------------------
       In the event that Agent, Canadian Agent or U.K. Agent or any Lender shall have determined that:
(i) reasonable means do not exist for ascertaining the LIBOR for any Interest Period or the Canadian BA Rate for any term; or
(ii) Sterling and Dollar deposits in the relevant amount and for the relevant maturity are not available in the London interbank market with respect to a proposed LIBOR Portion, or that a market does not exist for Canadian BA Rate Loans, or a proposed conversion of a Base Rate Portion into a LIBOR Portion or a Canadian Prime Rate Loan into a Canadian BA Rate Loan; then Agent, Canadian Agent, U.K. Agent or such Lender, as applicable, shall give Borrower Representative prompt written, telephonic or electronic notice of the determination of such effect. If such notice is given, (i) any such requested LIBOR Portion (in the affected currency, if not all applicable currencies are affected) shall be made as a Base Rate Portion, unless Borrower Representative shall notify Agent at the Appropriate Notice Office no later than 10:00 a.m. (prevailing time in the location of the Appropriate Notice Office) three (3) Business Days prior to the date of such proposed borrowing that the request for such borrowing shall be canceled or made as an unaffected type of LIBOR Portion,
(ii) any Base Rate Portion which was to have been converted to an affected type of LIBOR Portion shall be continued as or converted into a Base Rate Portion, or, if Borrower Representative shall notify Agent at the Appropriate Notice Office, no later than 10:00 a.m. (prevailing time in the location of the
Appropriate Notice Office) three (3) Business Days prior to the proposed conversion, shall be maintained as an unaffected type of LIBOR Portion, (iii) any such requested Canadian BA Rate Loan shall be made as a Canadian Prime Rate Loan, unless Borrower Representative shall notify Canadian Agent at the Appropriate Notice Office no later than 10:00 a.m. (prevailing time in the location of the Appropriate Notice Office) three (3) Business Days prior to the date of such proposed borrowing that the request for such borrowing shall be canceled and (iv) any Canadian Prime Rate Loan which was to have been converted to an affected type of Canadian BA Rate Loan shall be continued as or converted into a Canadian Prime Rate Loans, or, if Borrower Representative shall notify Canadian Agent at the Appropriate Notice Office, no later than 10:00 a.m. (prevailing time in the location of the Appropriate Notice Office) three (3) Business Days prior to the proposed conversion, shall be maintained as an unaffected  type  of  Canadian  BA  Rate  Loan.
3.10     Sharing  of  Payments,  Etc.
         ---------------------------
       If (i) any Lender shall obtain any payment (whether voluntary, involuntary, through the exercise of any right of set-off, or otherwise) on account of any Loan made by it in excess of its ratable share of payments on account of Loans made by all Lenders, such Lender shall forthwith purchase from each other Lender of such Loan such participation in such Loan as shall be necessary to cause such purchasing Lender to share the excess payment ratably with each other Lender; provided, that, if all or any portion of such excess
                            --------
payment is thereafter recovered from such applicable purchasing Lender, such purchase from each Lender shall be rescinded and such Lender shall repay to the purchasing Lenders the purchase price to the extent of such recovery, together with an amount equal to such Lender's ratable share (according to the proportion of (i) the amount of such Lender's required repayment to (ii) the total amount so recovered from the purchasing Lender) of any interest or other amount paid or payable by the purchasing Lender in respect of the total amount so recovered. Borrowers agree that any Lender so purchasing a participation from another Lender pursuant to this Section 3.10 may, to the fullest extent permitted by
                            ------------
law, exercise all its rights of payment (including the right of set-off) with respect to such participation as fully as if such Lender were the direct creditor of the applicable Borrower in the amount of such participation. Notwithstanding anything to the contrary contained herein, all purchases and repayments to be made under this Section 3.10 shall be made through Agent.
                                       ------------
3.11     Location  of  Payments  and  Notices.
         ------------------------------------
       Notwithstanding anything else herein to the contrary, all payments made by Borrowers or Borrower Representative on behalf of Borrowers under this Agreement, whether principal or interest payments, fees, expenses or other charges hereunder, shall be made at the Appropriate Payment Office and all notices made by Borrowers or Borrower Representative on behalf of Borrowers under this Agreement shall be made at the Appropriate Notice Office.
3.12     Appointment  of  Borrower  Representative.
         -----------------------------------------
       Each Borrower hereby designates U.S. Borrower as its representative ("Borrower Representative") and agent on its behalf for the purposes of issuing all notices (including, without limitation, notices of borrowing), giving instructions with respect to the disbursement of the proceeds of the Loans, selecting interest rate options, requesting Letters of Credit or LC Guaranties, giving and receiving all other notices and consents hereunder or under any of the other Loan Documents and taking all other actions (including in respect of compliance with covenants) on behalf of any Borrower or Borrowers under the Loan Documents. U.S. Borrower hereby accepts such appointment. Agents may regard any notice or other communications pursuant to any Loan Document from U.S. Borrower as a notice or communication from all Borrowers, and may give any notice or communication required or permitted to be given to any Borrower or Borrowers hereby to U.S. Borrower on behalf of such Borrower or Borrowers. Each Borrower agrees that each notice, election, representation and warranty, covenant, agreement and undertaking made on its behalf by U.S. Borrower shall be deemed for all purposes to have been made by such Borrower and shall be binding upon and enforceable against such Borrower or Borrowers, as applicable, to the same extent as if the same had been made directly by such Borrower or Borrowers, as applicable. The Borrowers shall have the right to designate a replacement Borrower Representative from time to time upon written notice to the Agents.
Borrower Representative hereby authorizes and appoints Borden Chemical UK Limited (who hereby accepts such appointment) as its agent solely for purposes of giving notices of borrowings to the U.K. Agent with respect to U.K. Revolving Credit Loans.
3.13     Canadian  Revolving  Credit  Loans  Refunding.
         ---------------------------------------------
(a) If any Default or Event of Default shall occur and be continuing, Canadian Lender may, in its sole and absolute discretion, direct that the Canadian Revolving Credit Loans owing to it be refunded by delivering a notice (with such detail as Agent shall request, a "Notice of Canadian Revolving Loan
                                               ---------------------------------
Refunding")  to  Agent.  Upon  receipt of such notice, Agent shall promptly give
 --------
notice  of the contents thereof to the Canadian Participants at their respective
 --
Facility  Offices and, unless an Event of Default described in subsection 10.1.8
                                                               -----------------
or 10.1.9 shall have occurred, to each Borrower. Each such Notice of Canadian Revolving Credit Loan Refunding shall be deemed to constitute delivery of a notice to Agent requesting each Canadian Participant to fund its undivided Participating Interest in the outstanding Canadian Revolving Credit Loans whereupon each Canadian Participant, through its Facility Office, shall fund a pro rata portion of the outstanding Canadian Revolving Credit Loans and related Obligations in an amount equal to the Canadian Participant's Revolving Loan Percentage of the aggregate principal amount of such Canadian Revolving Credit Loans held by each corresponding Lender to which the Canadian Participant is affiliated. Each Canadian Participant shall immediately transfer (or, if applicable, shall cause its Canadian Affiliate to transfer) to Canadian Lender, in immediately available funds, the amount of its Participating Interest in the same currency as the underlying Revolving Credit Loan that was made by Canadian Lender.
(b) Whenever, at any time after a Canadian Participant has funded a pro rata portion of the outstanding Canadian Revolving Credit Loans and related
Obligations, Canadian Lender receives any payment on account thereof, Canadian Lender will distribute to Agent for delivery to each Canadian Participant its Participating Interest in such amount (appropriately adjusted, in the case of interest payments, to reflect the period of time during which such Canadian Participant's Participating Interest was outstanding and funded); provided however, that in the event that such payment received by Canadian Lender is required to be returned, such Canadian Participant will return to Agent for delivery to Canadian Lender any portion thereof previously delivered by Agent or Canadian Lender to it. For purposes of Section 2.13, any interest distributed by Canadian Lender to a Canadian Participant shall be deemed to have been paid by the Canadian Borrower.
(c) Each Canadian Participant's obligation to fund the pro rata portion of the outstanding Canadian Revolving Credit Loans and related Obligations referred to  in  this Section 3.13 shall be absolute and unconditional and shall not
                  ------------
be affected by any circumstances, including, without limitation, (i) any set-off, counterclaim, recoupment, defense or other right which such Canadian Participant or any Borrower may have against Canadian Lender, any Canadian Participant, any Borrower or any other Person for any reason whatsoever, (ii) the occurrence or continuance of a Default or Event of Default, (iii) any adverse change in the condition (financial or otherwise) of any Borrower, (iv) any breach of this Agreement or any other Loan Document by any Borrower, any Guarantor, any Subsidiary or any other Lender or Canadian Participant, or (v) any other circumstances, happening or event whatsoever, whether or not similar to any of the foregoing.
3.14     U.K.  Revolving  Credit  Loans  Refunding.
         -----------------------------------------
(a) If any Default or Event of Default shall occur and be continuing, U.K. Lender may, in its sole and absolute discretion, direct that the U.K. Revolving Credit Loans owing to it be refunded by delivering a notice (with such detail as
     Agent shall request, a "Notice of U.K. Revolving Loan Refunding") to Agent.
                             ---------------------------------------
Upon receipt of such notice, Agent shall promptly give notice of the contents thereof to the U.K. Participants at their respective Facility Office and, unless an Event of Default described in subsection 10.1.8 or 10.1.9 shall have
                                       ------------------      ------
occurred, to each Borrower. Each such Notice of U.K. Revolving Credit Loan Refunding shall be deemed to constitute delivery of a notice to Agent requesting each U.K. Participant fund its undivided U.K. Participating Interest in the outstanding U.K. Revolving Credit Loans whereupon each U.K. Participant, through its Facility Office, shall fund (or, if such Lender has a U.K. Affiliate, shall cause its U.K. Affiliate to fund) a pro rata portion of the outstanding U.K. Revolving Credit Loans and related Obligations in an amount equal to the U.K. Participant's Revolving Loan Percentage of the aggregate principal amount of such U.K. Revolving Credit Loans held by each corresponding Lender to which the U.K. Participant is affiliated; provided that, with respect to the U.K. LC
                                    --------  ----
Obligations, the U.K. Participant is not required to fund the Revolving Loan Percentage attributable to the U.K. LC Obligations until such time as the underlying U.K. Letter of Credit or U.K. Letter of Credit supported by a U.K. LC Guaranty has been drawn. Subject to the proviso in the immediately preceding sentence, each U.K. Participant shall immediately transfer to (or, if applicable shall cause its U.K. Affiliate to transfer) U.K. Lender, in immediately available funds, the amount of its U.K. Participating Interest in the same currency as the underlying Revolving Credit Loan or U.K. Letter of Credit or
U.K.  LC  Guaranty  was  made  or  issued  by  U.K.  Lender.
(b) Whenever, at any time after a U.K. Participant has funded a pro rata portion of the outstanding U.K. Revolving Credit Loans and related Obligations, U.K. Lender receives any payment on account thereof, U.K. Lender will distribute to Agent for delivery to each U.K. Participant its Participating Interest in such amount (appropriately adjusted, in the case of interest payments, to reflect the period of time during which such U.K. Participant's Participating Interest was outstanding and funded); provided however, that in the event that such payment received by U.K. Lender is required to be returned, such U.K. Participant will return to Agent for delivery to U.K. Lender any portion thereof previously delivered by Agent or U.K. Lender to it.
(c) Each U.K. Participant's obligation to fund the pro rata portion of the outstanding U.K. Revolving Credit Loans and related Obligations referred to in this Section 3.14 shall be absolute and unconditional and shall not be affected
      ------------
by any circumstances, including, without limitation, (i) any set-off, counterclaim, recoupment, defense or other right which such U.K. Participant or any Borrower may have against U.K. Lender, any U.K. Participant, any Borrower or any other Person for any reason whatsoever, (ii) the occurrence or continuance of a Default or Event of Default, (iii) any adverse change in the condition (financial or otherwise) of any Borrower, (iv) any breach of this Agreement or any other Loan Document by any Borrower, any Guarantor, any Subsidiary or any other U.K. Participant, or (v) any other circumstances, happening or event whatsoever,  whether  or  not  similar  to  any  of  the  foregoing.
3.15     Mitigation  Obligations.
         -----------------------
       If  a  Lender  claims  any  additional cost or reduced amount pursuant to
Section  3.8,  or  any  Borrower is required to pay any additional amount to any
    --------
Lender or Canadian Participant or U.K. Participant or any governmental authority for the account of any Lender or Canadian Participant or U.K. Participant
pursuant  to  Section  2.13,  then  such  Lender or Canadian Participant or U.K.
              -------  ----
Participant shall use reasonable efforts (consistent with legal and regulatory restrictions) to designate a different lending office or to file any certificate or document reasonably requested by Borrower Representative at the Appropriate Notice Office or to assign its rights and obligations hereunder to another of its offices, branches or affiliates, if the making of such designation, filing or assignment would avoid the need for, or reduce the amount of, any such additional cost or reduced amount and would not, in the bona fide discretion of such Lender, be otherwise disadvantageous to such Lender or Canadian Participant or U.K. Participant; provided, however, that nothing herein shall obligate a U.S. Lender to allocate the Canadian Participation or Canadian Revolving Credit Loans (following a funding under Section 3.13) to its Canadian office or
                                      -------------
Affiliate.
                      SECTION 4.      TERM AND TERMINATION
4.1     Term  of  Agreement.
        -------------------
       Subject to the right of Lenders to cease making Loans to Borrowers during the continuance of any Default or Event of Default, this Agreement shall be in effect for a period of three (3) years from the date hereof, through and including September 23, 2005 (the "Term"), unless terminated as provided in
Section  4.2  hereof.
    --------
4.2     Termination.
        -----------
4.2.1     Termination  by  Lenders.  Agent may, and at the direction of Majority
          ------------------------
Lenders  shall,  terminate  this  Agreement  without  notice  upon  or after the occurrence  and  during  the  continuance  of  an  Event  of  Default.
4.2.2     Termination  by  Borrower.  Upon at least 30 days prior written notice
          -------------------------
to Agent and Lenders, Borrower Representative, on behalf of Borrowers, may, at its option, terminate this Agreement; provided, however, no such termination
                                          --------  -------
shall be effective until Borrowers have paid or collateralized to Agent's satisfaction all of the Obligations in immediately available funds, all Letters of Credit and LC Guaranties have expired, terminated or have been cash collateralized to Agent's satisfaction and Borrowers have complied with Sections
                                                                        --------
2.6  and  2.7 and subsection 3.2.5.  Any notice of termination given by Borrower
---       ---     ----------------
Representative shall be irrevocable unless all Lenders otherwise agree in writing and no Lender shall have any obligation to make any Loans or issue or procure any Letters of Credit or LC Guaranties on or after the termination date stated in such notice. Borrowers may elect to terminate this Agreement in its entirety only. No section of this Agreement or type of Loan available hereunder may be terminated singly.
4.2.3     Effect  of  Termination.  All  of the Obligations shall be immediately
          -----------------------
due and payable upon the termination date stated in any notice of termination of this Agreement. All undertakings, agreements, covenants, warranties and representations of Borrowers contained in the Loan Documents shall survive any such termination and Agents shall retain their Liens in the Collateral and Agents and Lenders shall retain all of their rights and remedies under the Loan Documents notwithstanding such termination until all Obligations have been discharged and paid, in full, in immediately available funds, including, without limitation, all Obligations under Sections 2.6 and 2.7 and subsection 3.2.5
                                      -------------     ---     ----------------
resulting  from  such  termination;  provided,  that,  the  Lien on the Canadian
                                     --------   ----
Collateral and the U.K. Collateral shall be released once all U.K. Obligations and Canadian Obligations have been discharged and paid in full. Notwithstanding the foregoing or the payment in full of the Obligations, Agents shall not be required to terminate their Liens in the Collateral unless, with respect to any loss or damage Agents may incur as a result of dishonored checks or other items of payment received by Agents from any Borrower or any Account Debtor and applied to the Obligations, Agent shall, at its option, (i) have received a written agreement satisfactory to Agent, executed by Borrowers and by any Person whose loans or other advances to Borrowers are used in whole or in part to satisfy the Obligations, indemnifying Agent, Canadian Agent, U.K. Agent and each Lender from any such loss or damage or (ii) have retained cash Collateral or other Collateral for such period of time as Agent, in its discretion, may deem necessary to protect Agent, Canadian Agent, U.K. Agent and each Lender from any such loss or damage.
                       SECTION 5.      SECURITY INTERESTS
5.1     Security  Interest  in  Collateral.
        ----------------------------------
       To secure the prompt payment and performance to Agents and each Lender of the Obligations, (a) U.S. Borrower hereby grants to Agent, U.K. Agent and Canadian Agent, for the benefit of themselves and each Lender and each Canadian Participant and U.K. Participant, (b) each U.K. Borrower hereby grants to U.K. Agent and Canadian Agent, for the benefit of themselves and the Canadian Lender and U.K. Lender and each Canadian Participant and U.K. Participant, and (c) Canadian Borrower hereby grants to Canadian Agent and U.K. Agent, for themselves and for the benefit of the Canadian Lender and U.K. Lender and each Canadian Participant and U.K. Participant a continuing Lien upon such Borrowers' assets, including all of the following Property and interests in Property of such
Borrower, whether now owned or existing or hereafter created, acquired or arising and wheresoever located:
(i)     Accounts;
(ii)     Certificated  Securities;
(iii)     Chattel  Paper;
(iv) Computer Hardware and Software, and any substitutions, replacements, additions or model conversions;
(v)     Contract  Rights;
(vi)     Deposit  Accounts;
(vii)     Documents;
(viii)     Financial  Assets;
(ix)     Fixtures;
(x)     General  Intangibles,  including  Payment  Intangibles  and  Software;
(xi) Goods (including all of its Equipment, Fixtures and Inventory), and all accessions, additions, attachments, improvements, substitutions and replacements thereto and therefor;
(xii)     Instruments;
(xiii)     Intellectual  Property;
(xiv)     Inventory;
(xv)     Investment  Property  (subject  to the limitations contained in Section
                                                                         -------
8.1.8(c));
  ------
(xvi)     money  (of  every  jurisdiction  whatsoever);
(xvii)     Letter-of-Credit  Rights;
(xviii)     Security  Entitlements;
(xix)     Supporting  Obligations;
(xx)     Uncertificated  Securities;  and
(xxi) to the extent not included in the foregoing, all other personal (or movable) property of any kind or description;
together with all books, records, writings, data bases, information and other property relating to, used or useful in connection with, or evidencing, embodying, incorporating or referring to any of the foregoing, and all Proceeds, products, offspring, rents, issues, profits and returns of and from any of the foregoing, provided, however, that notwithstanding the foregoing, with respect
            --------   -------
to the U.S. Collateral, this Section 5.1 shall not constitute a grant of a security interest in any property to the extent that such grant of a security interest is prohibited by any Requirements of Law, requires a consent not obtained of any governmental authority pursuant to such Requirement of Law or is prohibited by, or constitutes a breach or default under or results in the termination of or requires any consent not obtained under, any contract, license, agreement, instrument or other document evidencing or giving rise to such property or, in the case of any Investment Property, any applicable shareholder or similar agreement, except to the extent that such Requirement of Law or the term in such contract, license, agreement, instrument or other document or shareholder or similar agreement providing for such prohibition, breach, default or termination or requiring such consent is ineffective under applicable law. In addition, notwithstanding the foregoing, the following shall be excluded from U.S. Borrower's grant of a security interest and from
Collateral: all real estate, Fixtures and Equipment in which U.S. Borrower has any interest. In addition to the foregoing grant of a security interest, Canadian Borrower and U.K. Borrowers shall execute and deliver such debentures, hypothecs, pledges and other security agreements as Canadian Agent and U.K.
Agent  may  reasonably request.  In the event of a conflict between this Section
                                                                         -------
5.1  and  the  Security  Documents  executed  by  the U.K. Borrowers or Canadian
 --
Borrower  or  their  Restricted  Subsidiaries,  the  latter  shall  govern.
 --
5.2     Other  Collateral.
        -----------------
5.2.1     Commercial  Tort Claims.  U.S. Borrower shall promptly notify Agent in
          -----------------------
writing upon incurring or otherwise obtaining a Commercial Tort Claim after the Closing Date against any third party and, upon request of Agent, promptly enter into an amendment to this Agreement and do such other acts or things deemed appropriate by Agent to give Agent a security interest in any such Commercial Tort Claim. U.S. Borrower represents and warrants that as of the date of this Agreement, to its knowledge, it does not possess any Commercial Tort Claims.
5.2.2     Other  Collateral.  Borrowers  shall  promptly notify Agent in writing
          -----------------
upon acquiring or otherwise obtaining any Collateral after the date hereof consisting of Deposit Accounts, Investment Property, Letter-of-Credit Rights or Electronic Chattel Paper and, upon the request of Agent, Canadian Agent or U.K. Agent, as applicable, promptly execute such other documents, and do such other acts or things deemed appropriate by Agents to deliver to Agent, Canadian Agent or (or the fond de pouvoir, as the case may be) U.K. Agent, as applicable, control with respect to such Collateral; promptly notify Agent in writing upon acquiring or otherwise obtaining any Collateral after the date hereof consisting of Documents or Instruments and, upon the request of Agent, Canadian Agent, or U.K. Agent, as applicable, will promptly execute such other documents, and do such other acts or things deemed appropriate by Agents to deliver to Agent, Canadian Agent (or the fond de pouvoir, as the case may be) or U.K. Agent, as applicable, possession of such Documents which are negotiable and Instruments, and, with respect to nonnegotiable Documents, to have such nonnegotiable Documents issued in the name of Agent, Canadian Agent (or the fond de pouvoir, as the case may be) or U.K. Agent, as applicable; and with respect to Collateral in the possession of a third party, other than Certificated Securities and Goods covered by a Document, obtain an acknowledgement from the third party that it is holding the Collateral for the benefit of Agent, Canadian Agent (or the fond de pouvoir, as the case may be) or U.K. Agent, as the case may be.
5.3     Lien  Perfection;  Further  Assurances.
        --------------------------------------
       Borrowers shall execute such UCC-1 financing statements as are required by the UCC, such filings as are required by the PPSA, and Section 395 of the Companies Act 1985 of England and Wales (as amended) and any other applicable statutory scheme and such other instruments, assignments or documents as are necessary to perfect Agents' (or the fond de pouvoir, as the case may be) Lien upon any of the Collateral and shall take such other action as may be required to perfect or to continue the perfection of Agents' (or the fond de pouvoir, as the case may be) Lien upon the Collateral. Unless prohibited by applicable law, Borrowers hereby authorize Agents (and the fond de pouvoir) to execute and file any such financing statement and other filings, including, without limitation, financing statements that indicate the Collateral as being of an equal or lesser scope, or with greater or lesser detail, than as set forth in Section 5.1, on
                                                                 -----------
Borrowers' behalf. Borrowers also hereby ratify its authorization for Agents (and the fond de pouvoir) to have filed in any jurisdiction any like filing and financing statements or amendments thereto if filed prior to the date hereof. The parties agree that a carbon, photographic or other reproduction of this Agreement shall be sufficient as a filing and financing statement and may be filed in any appropriate office in lieu thereof. At Agent's, Canadian Agent's or U.K. Agent's request, Borrowers shall also promptly execute or cause to be executed and shall deliver to Agent, Canadian Agent (or the fond de pouvoir, as the case may be) or U.K. Agent, as the case may be, any and all documents, instruments and agreements deemed necessary by Agents to give effect to or carry out the terms or intent of the Loan Documents.
5.4     Lien  on  Realty.
        ----------------
       The due and punctual payment and performance of the Obligations shall also be secured by the Lien created by Mortgages upon all real (or immovable) Property of Borrowers (except U.S. Borrowers) now or hereafter owned. Each
Mortgage  shall  be  executed  by  the  applicable  Borrower  in favor of Agent,
Canadian  Agent  (or  the  fond  de  pouvoir, as the case may be) or U.K. Agent.
Each Mortgage shall be duly recorded, at Borrowers' expense, in each office where such recording is required to constitute a fully perfected first Lien on the real (or immovable) Property covered thereby. Borrowers (except U.S. Borrowers) shall deliver to Agent, Canadian Agent (or the fond de pouvoir, as the case may be) or U.K. Agent, as applicable, at Borrowers' expense, mortgagee title insurance policies issued by a title insurance company satisfactory to Agents which policies shall be in form and substance satisfactory to Agents, and shall insure a valid first Lien in favor of Agent, Canadian Agent, (or the fond de pouvoir, as the case may be), or U.K. Agent, as applicable, for the benefit of itself and the applicable Lenders, on the Property covered by each Mortgage, subject only to those exceptions acceptable to Agents and their counsel. Borrowers shall deliver to Agents such other documents, including, without limitation, as-built survey prints or certificates of location of the real (or immovable) Property in Borrowers' possession, as Agents and their counsel may request relating to the real (or immovable) Property subject to the Mortgages.
                    SECTION 6.      COLLATERAL ADMINISTRATION
6.1     General.
        --------
6.1.1     Location of Collateral.  All tangible Collateral, other than Inventory
          ----------------------
     in transit and motor vehicles and other than Collateral with an aggregate fair market value at any time not greater than $250,000, will at all times be kept  by  Borrowers  and  their  Restricted  Subsidiaries  at one or more of the business  locations  set  forth in Exhibit 6.1.1 hereto, as updated by Borrowers
                                   -------------
providing  prior  written  notice  to  Agents  of  any  new  location.
6.1.2     Insurance  of  Collateral.  Borrowers  shall  maintain  and  pay  for
          -------------------------
insurance upon all applicable Collateral wherever located and with respect to the business of Borrowers and each of their Restricted Subsidiaries, covering casualty, hazard, public liability, workers' compensation and such other risks in such amounts and with such insurance companies as are reasonably satisfactory to Agent (it being agreed that Agent shall not require any Borrower to carry any insurance at any time to the extent it is not available on commercially reasonable terms as reasonably determined by Agent at such time to such Borrower in the relevant insurance market, provided that Borrowers shall in all events maintain casualty insurance on all Collateral customarily covered by casualty insurance). Borrower's Representative shall deliver copies of such policies to Agents as promptly as practicable, with satisfactory lender's loss payable endorsements, naming Agent, in the case of the U.S. Collateral, Canadian Agent, (or the fond de pouvoir, as the case may be), in the case of the Canadian Collateral, and U.K. Agent in the case of U.K. Collateral, as a loss payee, assignee or additional insured, as appropriate, as its interest may appear, and showing only such other loss payees, assignees and additional insureds as are satisfactory to Agents. Each policy of insurance or endorsement shall contain a clause (in the case of the U.K. Collateral, where available) requiring the insurer to give not less than 10 days' prior written notice to Agent, Canadian Agent (or the fond de pouvoir, as the case may be) or U.K. Agent, as the case may be, in the event of cancellation of the policy for nonpayment of premium and not less than 30 days' prior written notice to Agent, Canadian Agent (or the fond de pouvoir, as the case may be) or U.K. Agent, as the case may be, in the event of cancellation of the policy for any other reason whatsoever and a clause specifying that the interest of Agent, Canadian Agent (or the fond de pouvoir, as the case may be), or U.K. Agent, as the case may be, shall not be impaired or invalidated by any act or neglect of any Borrower, any of its Subsidiaries or the owner of the Property or by the occupation of the premises for purposes more hazardous than are permitted by said policy. Borrower Representative agrees to deliver to Agents, promptly as rendered, true copies of all reports made in any reporting forms to insurance companies. All proceeds of business interruption insurance (if any) of Borrowers and their Restricted Subsidiaries shall be remitted to Agent, in the case of U.S. Collateral, to Canadian Agent (or the fond de pouvoir, as the case may be), in the case of Canadian Collateral and to U.K. Agent, in the case of U.K. Collateral, for application to the outstanding balance of the Revolving Credit Loans of the affected Borrower.
     Unless Borrowers provide Agents with evidence of the insurance coverage required by this Agreement, Agents may purchase insurance at the applicable Borrower's expense to protect Agents' (or the fond de pouvoir, as the case may
be) interests in the Properties of Borrowers and their Restricted Subsidiaries. This insurance may, but need not, protect the interests of Borrowers and their Restricted Subsidiaries. The coverage that Agents purchase may not pay any claim that Borrowers or any Restricted Subsidiary make or any claim that is made against Borrowers or any such Restricted Subsidiary in connection with said Property. Borrowers may later cancel any insurance purchased by Agents but only after providing Agents with evidence that Borrowers and their Restricted Subsidiaries have obtained insurance as required by this Agreement. If Agents purchase insurance, the applicable Borrower will be responsible for the costs of that insurance, including interest and any other charges Agents may impose in connection with the placement of insurance, until the effective date of the cancellation or expiration of the insurance. The costs of the insurance may be added to the Obligations. The costs of the insurance may be more than the cost of insurance that Borrowers and their Restricted Subsidiaries may be able to obtain on their own.
6.1.3     Protection  of  Collateral.  Neither Agents (nor the fond  de pouvoir)
          --------------------------
nor any Lender shall be liable or responsible in any way for the safekeeping of any of the Collateral or for any loss or damage thereto (except for reasonable care in the custody thereof while any Collateral is in any Agent's (or the fond de pouvoir, as the case may be) or any Lender's actual possession) or for any diminution in the value thereof, or for any act or default of any warehouseman, carrier, forwarding agency, or other person whomsoever, but the same shall be at Borrowers' sole risk.
6.2     Administration  of  Accounts.
        ----------------------------
6.2.1     Records,  Schedules  and Assignments of Accounts. Borrowers shall keep
          ------------------------------------------------
accurate and complete records of its Accounts and all payments and collections thereon and Borrower's Representative shall submit to Agents on such periodic basis as Agents shall request a sales and collections report for the preceding period, in form acceptable to Agents.
6.2.2     Discounts,  Allowances,  Disputes.  If  any  Borrower  grants  any
          ---------------------------------
discounts, allowances or credits that are not shown on the face of the invoice for the Account involved, such Borrower shall report such discounts, allowances or credits, as the case may be, to Agents as part of the next required Schedule of Accounts.
6.2.3     Account  Verification.  Any  of  Agents' officers, employees or agents
          ---------------------
shall have the right, at any time or times hereafter, in the name of Agent, Canadian Agent or U.K. Agent, as applicable, any designee of Agents, or the applicable Borrower, to verify the validity, amount or any other matter relating to any Accounts by mail, telephone, electronic communication or otherwise. Borrowers shall cooperate fully with Agents in an effort to facilitate and promptly conclude any such verification process.
6.2.4     Maintenance  of Dominion Account.  Borrowers shall maintain a Dominion
          --------------------------------
Account or Accounts pursuant to lockbox and blocked account arrangements (or, in the case of U.K. Borrowers and their Restricted Subsidiaries, collection account letters) acceptable to Agents with such banks as may be selected by Borrowers and be acceptable to Agent; provided that, in the case of U.K. Borrowers, such Dominion Accounts shall be maintained with Fleet U.K. In the case of (i) U.K. Borrowers and their Restricted Subsidiaries, such blocked account arrangements shall provide for full dominion and control over U.K. Borrowers' and their Restricted Subsidiaries' cash deposited into all deposit accounts and (ii) U.S. Borrower and Canadian Borrower and each of their Restricted Subsidiaries, such blocked account arrangements shall provide for control and springing dominion over U.S. Borrower's and Canadian Borrower's and each of their Restricted Subsidiaries' cash deposited into all deposit accounts such that, in the event Aggregate Availability is less than $35,000,000 at any time (the "Triggering
                                                                      ----------
Availability  Test"),  Agents,  for  the  benefit  of  Lenders,  shall have full
   ---------------
dominion  and  control  over  such  accounts.  Borrowers  and  their  Restricted
   ----
Subsidiaries shall issue to any such banks (in the case of the U.S. Borrower and
   ----
Canadian Borrower and their Restricted Subsidiaries, upon notice by the applicable Agent that the Triggering Availability Test has occurred) an irrevocable letter of instruction directing such banks to deposit all payments or other remittances received in the lockbox and blocked accounts to the Dominion Account for application on account of the Obligations as provided in subsection 3.4.2. All funds deposited in any Dominion Account are subject to a
  ---------------
security interest in favor of the respective Agent. The applicable Borrower shall obtain the agreement by such banks in favor of Agent, Canadian Agent or U.K. Agent, as the case may be, to waive any recoupment, setoff rights, compensation rights and any security interest or hypothec in, or against, the funds so deposited. Agents assume no responsibility for such lockbox and blocked account arrangements, including, without limitation, any claim of accord and satisfaction or release with respect to deposits accepted by any bank thereunder.
6.2.5     Collection  of Accounts, Proceeds of Collateral.  Borrowers agree that
          -----------------------------------------------
all invoices rendered and other requests made by Borrowers for payment in respect of Accounts shall contain a written statement directing payment in respect of such Accounts to be paid to a blocked account established pursuant to subsection 6.2.4. To expedite collection, Borrowers shall endeavor in the first
----------------
instance to make collection of its Accounts for Agents. All remittances received by Borrowers on account of Accounts, together with the proceeds of any other Collateral, shall be held as Agent's, Canadian Agent's or U.K. Agent's, as the case may be, property, for its benefit and the benefit of the applicable Lenders, by the applicable Borrower as trustee of an express trust for Agent's, Canadian Agent's or U.K. Agent's benefit, as applicable, and the applicable Borrower shall promptly deposit same in kind in the Dominion Account. Agents retain the right at all times after the occurrence and during the continuance of an Event of Default to notify Account Debtors that Borrowers' Accounts have been assigned to Agents and to collect Borrowers' Accounts directly in its own name, and to charge the collection costs and expenses, including legal fees, to the applicable Borrowers.
6.2.6     Taxes.  If  an  Account  includes  a charge for any tax payable to any
          -----
governmental taxing authority, Agents are authorized, in their sole discretion, to pay the amount thereof to the proper taxing authority for the account of the applicable Borrower and to charge such Borrower therefor, except for taxes that
(i) are being contested in good faith with reasonable diligence and by appropriate proceedings and with respect to which such Borrower maintains reasonable reserves on its books therefor and (ii) would not reasonably be expected to result in any Lien other than a Permitted Lien. Notwithstanding the foregoing, if the Canadian Agent releases to Canadian Borrower an amount in respect of goods and services taxes and sales taxes that are included in each Account, Canadian Borrower shall immediately remit such amount to the proper taxing authority and, if requested by the Canadian Agent, provide the Canadian Agent with a receipt therefor. In no event shall Agents (or the fond de pouvoir, as the case may be) or any Lender be liable for any taxes to any governmental  taxing  authority  that  may  be  due  by  Borrowers.
6.3     Administration  of  Inventory.
        -----------------------------
       Borrowers shall keep records of its Inventory which records shall be accurate and complete in all material respects. Borrower's Representative shall furnish to Agents Inventory reports concurrently with the delivery of each Borrowing Base Certificate described in subsection 8.1.4 or more frequently as
                                          ----------------
reasonably requested by Agents, which reports will be in such other format and detail as Agents shall reasonably request and shall include a current list of all locations of Borrowers' Inventory. Borrowers shall conduct a physical inventory no less frequently than annually and Borrower's Representative shall provide to Agents a report based on each such physical inventory promptly thereafter, together with such supporting information as Agents shall reasonably request; provided, however, that, Borrowers may conduct cycle counts in lieu of
          --------  -------
a physical inventory so long as all adjustments to the last physical inventory (i.e., book to physical adjustments) are acceptable to Agent in its sole discretion.
6.4     Administration  of  Equipment.
        -----------------------------
6.4.1     Records  and  Schedules of Equipment.  Borrowers shall keep records of
          ------------------------------------
their Equipment which shall be complete and accurate in all material respects itemizing and describing the kind, type, quality, quantity and book value of its
     Equipment  and  all  dispositions  made in accordance with subsection 6.4.2
                                                                ----------------
hereof, and Borrower's Representative shall, and shall cause each of the Borrower's Subsidiaries to, furnish Agents with a current schedule containing the foregoing information on at least an annual basis and more often if reasonably requested by Agent. Promptly after the request therefor by Agents, Borrowers shall deliver to Agents any and all evidence of ownership, if any, of any of their Equipment.
6.4.2     Dispositions  of Equipment.  Borrowers shall not, and shall not permit
          --------------------------
any  of  their  Subsidiaries to, sell, lease or otherwise dispose of or transfer any  of  their  respective  Equipment  or other fixed assets or any part thereof without  the  prior  written  consent  of  Agents;  provided,  however, that the
                                                    --------
foregoing restriction shall not apply, for so long as no Default or Event of Default exists and is continuing, to (i) dispositions of Equipment and other fixed assets which, in the aggregate during any consecutive twelve-month period, have a fair market value or a book value, whichever is less, of $1,000,000 or less, provided that, except with respect to Equipment and fixed assets owned by
       --------
U.S. Borrower or any Subsidiary organized in a State of the United States, all proceeds thereof are remitted to Canadian Agent, in the case of Canadian Borrower's Equipment and fixed assets, and to U.K. Agent, in the case of U.K.
Borrower's Equipment and fixed assets, for application to the Loans to the extent provided for in subsection 3.3.1, (ii) Equipment or other fixed assets
                          ----------------
that  are  substantially  worn,  damaged  or  obsolete, or (iii) dispositions of
Equipment  described  on  Exhibit  6.4  hereof.
                          ------------
6.5     Payment  of  Charges.
        --------------------
       All  amounts  chargeable  to  Borrowers  under  Section 6 hereof shall be
                                                       ---------
Obligations secured by all of the Collateral (except that amounts chargeable to U.S. Borrower shall not be secured by U.K. Collateral or Canadian Collateral), shall be payable on demand by the applicable Borrower and shall bear interest from the date such advance was made until paid in full at the rate applicable to Base Rate Revolving Portions (or in the case of Canadian Borrower, Canadian Prime Rate Loans) from time to time.
                 SECTION 7.       REPRESENTATIONS AND WARRANTIES
7.1     General  Representations  and  Warranties.
        -----------------------------------------
       To induce Agents and each Lender to enter into this Agreement and to make advances hereunder, Borrowers warrant, represent and covenant to Agent and each Lender that:
7.1.1     Qualification.  Each  Borrower and each of its Restricted Subsidiaries
          -------------
is  a  corporation,  limited  partnership  or  limited  liability  company  duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation or organization. Each Borrower and each of its Restricted Subsidiaries is duly qualified and is authorized to do business and is in good standing as a foreign limited liability company, limited partnership or corporation, as applicable, in each state or jurisdiction in which the failure of such Borrower or any of its Restricted Subsidiaries to be so qualified could reasonably be expected to have a Material Adverse Effect.
7.1.2     Power  and  Authority.  Each  Borrower  and  each  of  its  Restricted
          ---------------------
Subsidiaries is duly authorized and empowered to enter into, execute, deliver and perform this Agreement and each of the other Loan Documents to which it is a party. The execution, delivery and performance of this Agreement and each of the other Loan Documents have been duly authorized by all necessary corporate or other relevant action and do not and will not (i) except for the shareholder resolutions to be delivered as a condition precedent pursuant to Section 9
                                                                       ---------
hereof, require any consent or approval of the shareholders of Borrowers or any of the shareholders of any Restricted Subsidiary of Borrowers or any other
Person;  (ii)  contravene  Borrowers'  or  any of their Restricted Subsidiaries'
charters, articles or certificates of incorporation, partnership agreement, certificate of formation, by-laws, limited liability agreement, operating agreement or other organizational documents (as the case may be); (iii) violate, or cause Borrowers or any of their Restricted Subsidiaries to be in default under, any provision of any law, rule, regulation, order, writ, judgment, injunction, decree, determination or award in effect having applicability to any Borrower or any of its Restricted Subsidiaries (any of the foregoing, a "Requirement of Law"), the violation of which could reasonably be expected to have a Material Adverse Effect; (iv) result in a breach of or constitute a default under any indenture or loan or credit agreement or any other agreement, lease or instrument to which any Borrower or any of its Restricted Subsidiaries is a party or by which it or its Properties may be bound or affected, the breach of or default under which could reasonably be expected to have a Material Adverse Effect; or (v) result in, or require, the creation or imposition of any Lien (other than Permitted Liens) upon or with respect to any of the Properties now owned or hereafter acquired by any Borrower or any of its Restricted Subsidiaries.
7.1.3     Legally  Enforceable  Agreement.  This  Agreement  is, and each of the
          -------------------------------
other Loan Documents when delivered under this Agreement will be, a legal, valid and binding obligation of Borrowers and each of their Subsidiaries and Affiliates party thereto, enforceable against it in accordance with its respective terms, except as enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting the enforcement of creditors' rights generally and by general equitable principles (whether enforcement is sought by proceedings in equity or at law) and, with respect to the obligations of the Canadian Borrower under Section 2.1.2, by the provisions of Section 8(1) of the Interest Act (Canada).
7.1.4     Corporate  and Capital Structure.  Except as disclosed to the Agent by
          --------------------------------
the Borrowers in writing from time to time after the Closing Date (and so long as the changes so disclosed are otherwise permitted under the terms of this Agreement), Exhibit 7.1.4 hereto states, as of the date hereof, (i) the correct
             -------------
name of each of the Restricted Subsidiaries of Borrowers, the percentage of its Voting Stock owned by Borrowers, (ii) the number, nature and holder of all outstanding Securities of Borrowers and the holder of Securities of each Restricted Subsidiary of Borrowers and (iii) the number of authorized, issued and treasury Securities of Borrowers. Each Borrower has good title to all of the Securities it purports to own of each of such Subsidiaries, free and clear in each case of any Lien other than Permitted Liens. All such Securities have been duly issued and are fully paid and non-assessable. The issuance of all such Securities have been registered or qualified under applicable federal, state and provincial securities laws or any United Kingdom equivalent thereof, or are exempt therefrom. As of the date hereof, other than stock options and warrants granted to employees or directors and directors' qualifying shares, there are no outstanding options to purchase, or any rights or warrants to subscribe for, or any commitments or agreements to issue or sell any Securities or obligations convertible into, or any powers of attorney relating to any Securities of Borrowers or any of their Subsidiaries. Except as set forth on
Exhibit  7.1.4,  as  of  the date hereof, there are no outstanding agreements or
  ------------
instruments  binding  upon  any  of  Borrowers'  or  any  of their Subsidiaries'
  -
partners, members or shareholders, as the case may be, relating to the ownership
  -
of  their  Securities.
7.1.5     Names;  Organization.  Neither  any Borrower nor any of its Restricted
          --------------------
Subsidiaries has been known as or has used any legal, fictitious or trade names in the 5-year period immediately preceding the date of this Agreement except those listed on Exhibit 7.1.5 hereto. Except as set forth on Exhibit 7.1.5,
                   --------------                                 -------------
neither  any  Borrower  nor  any  of  its  Restricted  Subsidiaries has been the surviving entity of a merger or consolidation or has resulted from the amalgamation of any other corporation or has acquired all or substantially all of the assets of any Person in the 5-year period immediately preceding the date of this Agreement. Each of Borrowers' and each of their Restricted Subsidiaries' jurisdictions of incorporation or organization, Type of Organization and Organizational I.D. Number, and any United Kingdom and Canadian equivalent thereof, is set forth on Exhibit 7.1.5. The exact legal name of each
                                    -------------
Borrower  and  each  of  their  Restricted  Subsidiaries is set forth on Exhibit
                                                                         -------
7.1.5.
7.1.6     Business  Locations.  Each  of Borrowers' and each of their Restricted
          -------------------
Subsidiaries' chief executive office, registered office, domicile, location of books and records and other places of business are as listed on Exhibit 6.1.1
                                                                   -------------
hereto, as updated from time to time by Borrowers in accordance with the provisions of subsection 6.1.1. During the preceding one-year period, neither
                ----------------
any Borrower nor any of its Restricted Subsidiaries has had an office, place of business, other than as listed on Exhibit 6.1.1. Except for sales of Inventory
                                   -------------
in the ordinary course of business, no Borrower may transfer its Collateral to a location that causes Agents' Liens on such Collateral to be invalid. Except as shown on Exhibit 6.1.1, as of the date hereof, no Inventory is stored with a
           --------------
bailee, distributor, warehouseman or similar party, nor is any Inventory consigned to any Person.
7.1.7     Title to Properties; Priority of Liens.  Each Borrower and each of its
          --------------------------------------
Restricted Subsidiaries has good, indefeasible and marketable title to and fee simple ownership (or, for Quebec, ownership) of, valid and subsisting leasehold interests in, all of its real (or immovable) Property, and good title to all of the Collateral and all of its other Property, in each case, free and clear of all Liens except Permitted Liens, and except for minor defects in title that do not interfere with its ability to conduct its business as currently conducted or to utilize such properties for their intended purposes. Each Borrower and each of its Restricted Subsidiaries has paid or discharged all lawful claims which, if unpaid, might become a Lien against any of such Borrower's or such Restricted Subsidiary's Properties that is not a Permitted Lien. The Liens granted to Agent under Section 5 hereof are first priority Liens, subject only to Permitted
            ---------
Liens.
7.1.8     Accounts.  Agents may rely, in determining which Accounts are Eligible
          --------
Accounts, on all statements and representations made by Borrowers with respect to any Account or Accounts. With respect to each of Borrowers' Accounts arising in the ordinary course of business of any Borrower from the sale of goods or rendition of services, whether or not such Account is an Eligible Account, unless otherwise disclosed to Agent in writing:
(i) It is genuine and in all respects what it purports to be, and it is not evidenced by a judgment;
(ii)     It  arises  out of a completed, bona fide sale and delivery of goods or
                                         ---- ----
rendition of services by a Borrower, in accordance with the terms and conditions of all purchase orders, contracts or other documents relating thereto and forming a part of the contract between a Borrower and the Account Debtor;
(iii) It is for a liquidated amount maturing as stated in the duplicate invoice covering such sale or rendition of services, a copy of which has been furnished or is available to Agent;
(iv) There are no facts, events or occurrences which materially impair the validity or enforceability of any Accounts or tend to reduce materially the amount payable thereunder from the face amount of the invoice and statements delivered or made available to Agent with respect thereto;
(v) To Borrowers' knowledge, the Account Debtor thereunder (1) had the capacity to contract at the time any contract or other document giving rise to the Account was executed and (2) such Account Debtor is Solvent; and
(vi) To Borrowers' knowledge, there are no proceedings or actions which are threatened or pending against the Account Debtor thereunder which could reasonably  be  expected  to  result  in  any  material  adverse  change  in the collectibility  of  such  Account.
7.1.9     Equipment.  The  Equipment  of  Borrowers  and  their  Restricted
          ---------
Subsidiaries  which  is  material  to  the  conduct of their business is in good
          -
operating condition and repair and shall be maintained and preserved in accordance with Borrower's past practices, reasonable wear and tear excepted. Neither any Borrower nor any of its Restricted Subsidiaries will permit any Equipment (other than Equipment of the U.S. Borrower and its U.S. Subsidiaries) to become affixed to any real (or immovable) Property leased to such Borrower or any of its Restricted Subsidiaries so that an interest arises therein under the real estate (or immovable) laws of the applicable jurisdiction unless the landlord of such real (or immovable) Property has executed a landlord waiver or leasehold mortgage in favor of and in form reasonably acceptable to Agent, and no Borrower will permit any of the Equipment of such Borrower or any of its
Subsidiaries (other than Equipment of the U.S. Borrower and its U.S. Subsidiaries) to become an accession to any personal (or movable) Property other than Equipment that is subject to first priority (except for Permitted Liens) Liens in favor of Agent.
7.1.10     Financial  Statements;  Fiscal  Year.  The  Consolidated  and
           ------------------------------------
consolidating  balance sheets of Borrowers and their Subsidiaries (including the
           -
accounts of all Subsidiaries of Borrowers and their respective Subsidiaries for the respective periods during which the Subsidiaries' relationship existed) as of June 30, 2002, and the related statements of income, changes in shareholder's equity, and changes in financial position for the periods ended on such dates, have been prepared in accordance with GAAP, and present fairly in all material respects the financial positions of Borrowers and such Persons, taken as a whole, at such dates and the results of Borrowers' and such Persons' operations, taken as a whole, for such periods and, in the case of the annual audited accounts of each U.K. Borrower, present a true and fair view of such U.K. Borrower's financial condition. As of the date hereof, since June 30, 2002, there has been no material adverse change in the financial position of Borrowers and such other Persons, taken as a whole, as reflected in the Consolidated balance sheet as of such date. As of the date hereof, the fiscal year of Borrowers and each of their Subsidiaries ends on December 31st of each year. Borrowers represent that all projections delivered to Agent indicate compliance with all covenants set forth in this Agreement.
7.1.11     Full  Disclosure.  The financial statements referred to in subsection
           ----------------                                           ----------
7.1.10 hereof do not, nor does this Agreement or the other written statements of
------
Borrowers to Agents or any Lender (as modified or supplemented by any subsequent written statements of information furnished to Agents), taken as a whole, contain any untrue statement of a material fact or omit a material fact necessary to make the statements contained therein not misleading in light of the circumstances in which they were made; provided that, with respect to
                                                  -------- ----
projected financial information, the Borrowers represent only that such information was prepared in good faith based upon assumptions believed to be reasonable at the time. There is no fact which Borrowers have failed to disclose to Agents or any Lender in writing which could reasonably be expected to have a Material Adverse Effect.
7.1.12     Solvent  Financial  Condition.  Each  Borrower  and  each  of  its
           -----------------------------
Restricted Subsidiaries, is on the Closing Date, including after giving effect to the initial Loans to be made and the initial Letters of Credit and LC Guaranties to be issued hereunder and all related transactions to occur on the Closing Date, Solvent.
7.1.13     Surety Obligations.  Except as set forth on Exhibit 7.1.13, as of the
           ------------------                          --------------
date  hereof,  neither  any  Borrower  nor any of its Restricted Subsidiaries is
obligated  as  surety  or  indemnitor  under  any  Surety  Obligation.
7.1.14     Taxes.  U.S.  Borrower's  federal  tax  identification  number  is
           -----
13-0511250. The federal tax identification number, and Canadian and United Kingdom equivalent, of each other Borrower and each Restricted Subsidiary of
Borrowers  is  shown  on  Exhibit  7.1.14 hereto.  Each Borrower and each of its
                          ---------------
Subsidiaries have filed all federal, state, provincial and local tax returns and other reports relating to taxes it is required by law to file, and has paid, or made provision for the payment of, all taxes, assessments, fees, levies and other governmental charges upon it, its income and Properties as and when such taxes, assessments, fees, levies and charges are due and payable, unless and to the extent (a) any thereof are being actively contested in good faith and by appropriate proceedings and each Borrower and each of its Subsidiaries maintains reasonable reserves on its books therefor or (b) the failure to file such tax returns or pay such taxes could not reasonably be expected to result in a Material Adverse Effect. The provision for taxes on the books of each Borrower and its Restricted Subsidiaries is adequate for all years not closed by applicable statutes, and for the current fiscal year.
7.1.15     Brokers.  Except  as  shown  on  Exhibit  7.1.15 hereto, there are no
           -------                          ---------------
claims for brokerage commissions, finder's fees or investment banking fees in connection with the transactions contemplated by this Agreement.
7.1.16     Patents,  Trademarks,  Copyrights  and  Licenses.  To  Borrowers'
           ------------------------------------------------
knowledge, each Borrower and each of its Restricted Subsidiaries owns, possesses or licenses or has the right to use all the patents, trademarks, service marks, trade names, copyrights, licenses and other Intellectual Property necessary for the present conduct of its business without, to Borrowers' knowledge, conflict with the rights of others, except for such conflicts as could not reasonably be expected to have a Material Adverse Effect. All material patents, trademarks, service marks, tradenames, copyrights, licenses, industrial designs, design patents and other designs of each Borrower and its Restricted Subsidiaries are listed on Exhibit 7.1.16 hereto. Except as set forth on Exhibit 7.1.16, there
            --------------                                 --------------
are no material claims that have been asserted to any Borrower or any of its Restricted Subsidiaries which are currently pending with any court or governmental authority that their use of their Intellectual Property or the conduct of their business does or may infringe upon the Intellectual Property rights of any third party. To the knowledge of Borrowers and except as set forth on Exhibit 7.1.16 hereto, as of the date hereof, no Person is engaging in
          --------------
any activity that infringes in any material respect upon any Borrower's or any of its Restricted Subsidiaries' material Intellectual Property. Except as set forth on Exhibit 7.1.16, each Borrower's and each of its Restricted
           ---------------
Subsidiaries'  (i) material trademarks and service marks are registered with the
         ---
U.S. Patent and Trademark Office, or United Kingdom filing office equivalent, or the Canadian Intellectual Property Office, as applicable and (ii) material license agreements and similar arrangements relating to its Inventory (1) permits, and does not restrict, the assignment by each Borrower or any of its Restricted Subsidiaries to Agents, or any other Person designated by Agents, of all of such Borrower's or such Restricted Subsidiary's, as applicable, rights, title and interest pertaining to such license agreement or such similar arrangement and (2) would permit the continued use by each such Borrower or such Restricted Subsidiary, or Agents or their assignee, of such license agreement or such similar arrangement and the right to sell Inventory subject to such license agreement for a period of no less than 6 months after a default or breach of such agreement or arrangement. The consummation and performance of the transactions and actions contemplated by this Agreement and the other Loan Document, including without limitation, the exercise by Agents of any of their rights or remedies under Section 10, will not result in the termination or
                             -----------
impairment of any of any Borrower's or any of its Restricted Subsidiaries' ownership or rights relating to its Intellectual Property, except for such Intellectual Property rights the loss or impairment of which could not reasonably be expected to have a Material Adverse Effect. Except as listed on
Exhibit 7.1.16 and except as could not reasonably be expected to have a Material
 -------------
Adverse Effect, (i) neither any Borrower nor any of its Restricted Subsidiaries has received written notice that it is in breach of, or default under, any term of any license or sublicense with respect to any of its Intellectual Property and (ii) to the knowledge of Borrowers, no other party to such license or sublicense is in breach thereof or default thereunder.
7.1.17     Governmental  Consents.  Each  Borrower  and  each  of its Restricted
           ----------------------
Subsidiaries has, and is in good standing with respect to, all governmental consents, approvals, licenses, authorizations, permits, certificates, inspections and franchises necessary to continue to conduct its business as heretofore or proposed to be conducted by it and to own or lease and operate its Properties as now owned or leased by it, except where the failure to possess or so maintain such rights could not reasonably be expected to have a Material Adverse Effect.
7.1.18     Compliance  with  Laws.  Each  Borrower  and  each  of its Restricted
           ----------------------
Subsidiaries has duly complied, and its Properties, business operations and leaseholds are in compliance with, the provisions of all United States of America, Canadian and United Kingdom federal, state, provincial and local laws, rules and regulations applicable to such Borrower or such Restricted Subsidiary, as applicable, its Properties or the conduct of its business, except for such non-compliance as could not reasonably be expected to have a Material Adverse Effect, and there have been no citations, notices or orders of noncompliance issued to such Borrower or any of its Restricted Subsidiaries under any such law, rule or regulation, except where such noncompliance could not reasonably be expected to have a Material Adverse Effect. No Inventory has been produced in material violation of the Fair Labor Standards Act (29 U.S.C. 201 et seq.), as
                                                                    -- ---
amended.
7.1.19     Restrictions.  Neither  any  Borrower  nor  any  of  its  Restricted
           ------------
Subsidiaries is a party or subject to any contract or agreement which restricts its right or ability to incur Indebtedness, other than as set forth on Exhibit
                                                                         -------
7.1.19  hereto, none of which prohibits the execution of or compliance with this
 -----
Agreement or the other Loan Documents by Borrowers or any of their Subsidiaries or Affiliates, as applicable.
7.1.20     Litigation.  Except  as set forth on Exhibit 7.1.20 hereto, there are
           ----------                           --------------
no actions, suits, proceedings, investigations or arbitrations pending, or to the knowledge of Borrowers, threatened, against or affecting any Borrower or any of its Restricted Subsidiaries, or the business, operations, Properties, prospects, profits or condition of any Borrower or any of its Restricted Subsidiaries which, singly or in the aggregate, could reasonably be expected to have a Material Adverse Effect. Neither any Borrower nor any of its Restricted Subsidiaries is in default with respect to any order, writ, injunction, judgment, decree or rule of any court, governmental authority or arbitration board or tribunal, which, singly or in the aggregate, could reasonably be expected to have a Material Adverse Effect.
7.1.21     No  Defaults.  As  of  the Closing Date, no event has occurred and no
           ------------
condition exists which would, upon or after the execution and delivery of this Agreement or Borrowers' performance hereunder, constitute a Default or an Event of Default. As of the Closing Date, neither any Borrower nor any of its Restricted Subsidiaries is in default in (and no event has occurred and no condition exists which constitutes, or which the passage of time or the giving of notice or both would constitute, a default in) the payment of any Indebtedness to any Person for Money Borrowed in excess of $1,000,000.
7.1.22     Leases.  Exhibit  7.1.22  hereto  is  a  complete  listing  of  all
           ------   ---------------
capitalized and operating personal (or movable) property leases of Borrowers and their Restricted Subsidiaries and all real property (or immovable) leases of Borrowers and their Restricted Subsidiaries providing for payments in excess of $250,000 per year. Each Borrower and each of its Restricted Subsidiaries is in full compliance with all of the terms of each of its respective capitalized and operating leases, except where the failure to so comply could not reasonably be expected to have a Material Adverse Effect.
7.1.23     Pension  Plans.
           --------------
(a)     Except  as disclosed on Exhibit 7.1.23 hereto, neither U.S. Borrower nor
                                --------------
any of its Subsidiaries maintains or contributes to any Plan.  U.S. Borrower and each of its Subsidiaries and ERISA Affiliates is in compliance with the requirements of ERISA and the regulations promulgated thereunder with respect to each Plan, except where the failure to so comply could not reasonably be expected  to  have  a  Material  Adverse Effect.  Except as set forth on Exhibit
                                                                         -------
7.1.23-1,  no fact or situation that could reasonably be expected to result in a
    ----
Material Adverse Effect exists in connection with any Plan. Neither U.S. Borrower nor any of its Subsidiaries or ERISA Affiliates has incurred any withdrawal liability under Title IV of ERISA in connection with a Multiemployer Plan which remains unsatisfied or which would reasonably be expected to have a Material Adverse Effect.
(b) All Canadian Benefit Plans (other than, for greater certainty, universal plans created by and to which any Borrower or any of its Subsidiaries is obligated to contribute by statute) and Canadian Pension Plans are disclosed on
Exhibit  7.1.23.  The  Canadian Pension Plans are duly registered under and have
---------------
been administered in compliance with the ITA and all other applicable laws which require registration except where the failure to so comply could not reasonably be expected to have a Material Adverse Effect. All obligations of any Borrower or any of its Subsidiaries (including fiduciary, funding, investment and administration obligations) required to be performed in connection with the Canadian Pension Plans and the Canadian Benefit Plans and the funding agreements therefor have been performed in a timely fashion, except where the failure to so perform could not reasonably be expected to have a Material Adverse Effect. There are no outstanding disputes, actions, suits or claims concerning the assets of the Canadian Pension Plans or the Canadian Benefit Plans that could reasonably be expected to result in a Material Adverse Effect. None of the Borrowers or their Subsidiaries is required to make any contributions to the Canadian Pension Plans which contributions, in the aggregate, could reasonably be expected to result in a Material Adverse Effect. Borrowers and their Subsidiaries have withheld all employee withholdings and have made all employer contributions to be withheld and made by it pursuant to Canadian and any provincial applicable law on account of Canadian Pension Plans, Canadian Benefit Plans, Canadian employment insurance and employee income taxes. No condition exists or transaction has occurred in connection with any Canadian Pension Plan or Canadian Benefit Plan which could result in the incurrence by Canadian Borrower or its Subsidiaries of any liability, fine or penalty that could reasonably be expected to result in a Material Adverse Effect.
(c) All pension schemes of U.K. Borrowers and any Subsidiaries of Borrowers that are organized under the laws of the United Kingdom are operated and fully funded to the extent required by law based on reasonable actuarial assumptions applicable in the United Kingdom.
7.1.24     Trade Relations.  There exists no actual or, to Borrowers' knowledge,
           ---------------
     threatened termination, cancellation or limitation of, or any modification or change in, the business relationship between any Borrower or any of its
Restricted Subsidiaries and any customer or any group of customers whose purchases individually or in the aggregate are material to the business of such Borrower and its Restricted Subsidiaries, or with any material supplier, except in each case, where the same could not reasonably be expected to have a Material Adverse Effect, and there exists no present condition or state of facts or circumstances which would prevent any Borrower or any of its Restricted Subsidiaries from conducting such business after the consummation of the transactions contemplated by this Agreement in substantially the same manner in which it has heretofore been conducted, where the same could not reasonably be expected to have a Material Adverse Effect.
7.1.25     Labor Relations.  Except as described on Exhibit 7.1.25 hereto, as of
           ---------------                          --------------
the date hereof, neither any Borrower nor any of its Subsidiaries is a party to any collective bargaining agreement. There are no material grievances, disputes or controversies with any union or any other organization of any Borrower's or any of its Subsidiaries' employees, or threats of strikes, work stoppages or any asserted pending demands for collective bargaining by any union or organization, except those that could not reasonably be expected to have a Material Adverse Effect.
7.1.26     Environmental  Laws.
           -------------------
       Except in each case as could not reasonably be expected to have a Material Adverse Effect and except as described on Exhibit 7.1.26 hereto:
                                                          --------------
(a) Each Borrower and each of its Subsidiaries has complied in all material respects with all Environmental Laws and neither such Borrower nor any of its Subsidiaries nor any of its presently owned real property or presently conducted operations, nor its previously owned real property or prior operations, is subject to any enforcement order from or liability agreement with any governmental authority or private Person respecting (i) compliance with any Environmental Law or (ii) any potential liabilities and costs or remedial action arising from the Release or threatened Release of a Contaminant.
(b) Each Borrower and each of its Subsidiaries has obtained all permits necessary for their current operations under Environmental Laws, and all such permits are in good standing and such Borrower and each of its Subsidiaries is in compliance with all material terms and conditions of such permits.
(c) Each Borrower and each of its Subsidiaries has never stored, treated or disposed of any hazardous waste in violation of applicable law.
(d) Each Borrower and each of its Subsidiaries has never received any summons, complaint, order or similar written notice indicating that it is not currently in compliance with, or that any governmental authority is investigating its compliance with, any Environmental Laws or that it is or may be liable to any other Person as a result of a Release or threatened Release of a Contaminant.
(e) None of the present or past operations of each Borrower and each of its Subsidiaries is the subject of any investigation by any governmental authority evaluating whether any remedial action is needed to respond to a Release or threatened  Release  of  a  Contaminant.
(f) There is not now, nor has there ever been on or in the real estate currently owned or operated by any Borrower or any of its Subsidiaries:
(i)     any  underground  storage  tanks  or  surface  impoundments,
(ii)     any  asbestos-containing  material,  or
(iii) any polychlorinated biphenyls (PCBs) used in hydraulic oils, electrical transformers or other equipment.
(g) Each Borrower and each of its Subsidiaries has never filed any notice under any requirement of Environmental Law reporting a spill or accidental and unpermitted Release or discharge of a Contaminant into the environment.
(h) Each Borrower and each of its Subsidiaries has never entered into any negotiations or settlement agreements with any Person (including the prior owner of its property) imposing material obligations or liabilities on such Borrower or any of its Subsidiaries with respect to any remedial action in response to the Release of a Contaminant or environmentally related claim.
(i) None of the products manufactured, distributed or sold by each Borrower and each of its Subsidiaries contain asbestos containing material.
(j)     No  Environmental  Lien  has  attached  to  the  real  estate.
7.1.27     Subsidiaries.  Except  for  the  Subsidiaries  listed  on  Exhibit
           ------------                                               -------
7.1.27-1, U.S. Borrower has no Restricted Subsidiaries. Except for the Subsidiaries listed on Exhibit 7.1.27-2, U.S. Borrower has no Dormant
                          -----------------
Subsidiaries the capital stock of which would otherwise be required to be pledged by a Borrower or Restricted Subsidiary in accordance with Section 8.1.8.
7.1.28     Adverse Contracts.  Except in either case for contracts which provide
           -----------------
for aggregate annual payments of not greater than $1,000,000, no Borrower or Restricted Subsidiary is a party to (i) any supply agreement or inventory purchase agreement containing terms that set a price for such goods which can not be adjusted at least on an annual basis or (ii) a take-or-pay contract or similar agreement obligating such Borrower or Restricted Subsidiary to purchase a specified quantity of products regardless of such Borrower's need for such products. No Borrower or Restricted Subsidiary is a party to a real estate lease agreement which purports to grant to the landlord a Lien on the tenant's personal property as collateral for payments under the lease.
7.2     Reaffirmation  of  Representations  and  Warranties.
        ---------------------------------------------------
       Each  Loan request made by a Borrower pursuant to subsection 3.1.1 hereof
                                                         ----------------
(but not any deemed Loan request pursuant to such subsection) shall constitute Borrowers' reaffirmation, as of the date of each such loan request, of the truth and correctness, in all material respects, of each representation, warranty or other statement made or furnished to Agents or any Lender by or on behalf of Borrowers, any Subsidiary of Borrowers, or any Guarantor in this Agreement, any of the other Loan Documents, or any instrument, certificate or financial statement furnished in compliance with or in reference thereto (except to the extent any such representation, warranty or other statement expressly relates to an earlier date, in which case such representation, warranty or other statement shall be true and correct as of such earlier date).
7.3     Survival  of  Representations  and  Warranties.
        ----------------------------------------------
       All representations and warranties of Borrowers contained in this Agreement or any of the other Loan Documents shall survive the execution, delivery and acceptance thereof by Agent and each Lender and the parties thereto and the closing of the transactions described therein or related thereto.
               SECTION 8.      COVENANTS AND CONTINUING AGREEMENTS
8.1     Affirmative  Covenants.
        ----------------------
       During the Term, and thereafter for so long as there are any Obligations outstanding, each Borrower covenants that, unless otherwise consented to by Majority Lenders, in writing, it shall:
8.1.1     Visits and Inspections; Lender Meeting.  Permit (i) representatives of
          --------------------------------------
     Agents or Lenders accompanied by Agent, from time to time, as often as may be reasonably requested, but only during normal business hours, to visit and inspect the Properties of such Borrower and each of its Subsidiaries, inspect, audit and make extracts from its books and records, and discuss with its officers, its employees and its independent accountants, such Borrower's and each of its Subsidiaries' business, assets, liabilities, financial condition, business prospects and results of operations and (ii) appraisers engaged pursuant  to  Section  2.10  (whether  or not personnel of Agents), from time to
              -------------
time, as often as may be reasonably requested, but only during normal business hours, to visit and inspect the Properties of such Borrower and each of its Subsidiaries, for the purpose of completing appraisals pursuant to Section 2.10.
                                                                   ------------
Agent, U.K. Agent or Canadian Agent, if no Event of Default then exists, shall give such Borrower reasonable prior notice of any such inspection or audit. Without limiting the foregoing, such Borrower will participate and will cause its key management personnel to be available to participate in periodic meetings or teleconferences with Agents and Lenders at such times and such places as may be reasonably requested by Agents.
8.1.2     Notices.  Upon  a  Responsible  Officer  obtaining  knowledge  of such
          -------
event, promptly notify Agent in writing of the occurrence of any event or the existence of any fact which renders any representation or warranty in this
Agreement or any of the other Loan Documents inaccurate or misleading in any material respect as of the date made or remade. In addition, such Borrower agrees to provide Agent with prompt written notice of any change in the information disclosed in any Exhibit hereto, in each case after giving effect to the materiality limits and Material Adverse Effect qualifications contained therein.
8.1.3     Financial  Statements.  Keep,  and  cause  each of its Subsidiaries to
          ---------------------
keep,  adequate  records  and  books  of  account  with  respect to its business activities in which proper entries are made in accordance with customary accounting practices reflecting all its financial transactions; and cause to be prepared and furnished to Agent with sufficient copies for each Lender, the following, all to be prepared in accordance with GAAP applied on a consistent basis, unless such Borrower's certified public accountants concur in any change therein and such change is disclosed to Agent and is consistent with GAAP:
(i)     not later than 90 days after the close of each fiscal year of Borrowers,
     (x) audited financial statements of Borrowers and their Subsidiaries as of the end of such year, on a Consolidated basis, certified (without a "going concern" or like qualification or exception, or qualification arising out of the scope of the audit) by a firm of independent certified public accountants of recognized standing selected by Borrowers but acceptable to Agent and, within a reasonable time thereafter a copy of any management letter issued in connection therewith and (y) unaudited financial statements of Borrowers and their
Subsidiaries  as  of  the  end  of  such  year  on  a  consolidating  basis;
(ii) not later than 45 days after the end of each fiscal quarter hereafter, including the last fiscal quarter of Borrowers' fiscal year, unaudited interim financial statements of Borrowers and their Subsidiaries as of the end of such fiscal quarter and of the portion of the fiscal year then elapsed, on a consolidating (by country) basis, certified by the principal financial officer of Borrowers as prepared in accordance with GAAP and fairly presenting in all material respects the financial position and results of operations of Borrowers and their Subsidiaries for such fiscal quarter and period subject only to changes from audit and year-end adjustments and except that such statements need not contain notes;
(iii) not later than 30 days after the end of each fiscal month hereafter, including the last fiscal month of Borrowers' fiscal year, unaudited interim financial statements of Borrowers and their Subsidiaries as of the end of such fiscal month and of the portion of the fiscal year then elapsed, on a Consolidated basis, certified by the principal financial officer of Borrowers as prepared in accordance with GAAP and fairly presenting in all material respects the financial position and results of operations of Borrowers and their Subsidiaries for such fiscal month and period subject only to changes from audit and year-end adjustments and except that such statements need not contain notes;
(iv)     together with each delivery of financial statements pursuant to clauses
(i)-(iii)  of  this  subsection  8.1.3, a management report (1) setting forth in
                     -----------------
comparative form the corresponding figures for the corresponding periods of the previous fiscal year and the corresponding figures from the most recent Projections for the current fiscal year delivered pursuant to subsection 8.1.7
                                                                ----------------
and (2) identifying the reasons for any significant variations. The information above shall be presented in reasonable detail and shall be certified by the chief financial officer of U.S. Borrower to the effect that such information fairly presents in all material respects the results of operation and financial condition of Borrowers and their Subsidiaries as at the dates and for the periods indicated;
(v) promptly after the sending or filing thereof, as the case may be, copies of any proxy statements, financial statements or reports which Borrowers have made available to their Securities holders and copies of any regular, periodic and special reports or registration statements which Borrowers or any of their Subsidiaries files with the Securities and Exchange Commission or any governmental authority which may be substituted therefor, or any national securities exchange;
(vi) upon request of Agent, copies of any annual report to be filed with ERISA in connection with each Plan and copies of any pension reports obtained by any Borrower;
(vii)     together  with the delivery of financial statements pursuant to clause
(iii)  of this subsection 8.1.3, a statement of intercompany loan balances among
               ----------------
Borrowers  and  among  Borrowers  and  their Subsidiaries, in form and substance acceptable  to  Agent  and  certified  by  the  principal  financial  officer of
Borrowers;
(viii) concurrently with the delivery of financial statements described in clauses (i) and (ii) of this subsection 8.1.3 and as more frequently as Agents
                               ----------------
may request, a statutory payables certificate with respect to Canadian Borrower and U.K. Borrowers, in each case in the form of Exhibit 8.1.3(viii) hereof;
                                                     -------------------
(ix) such other data and information (financial and otherwise) as Agents or (through the Agent) any Lender, from time to time, may reasonably request, bearing  upon  or  related  to  the  Collateral  or  Borrowers'  or any of their
Subsidiaries'  financial  condition  or  results  of  operations;
(x) concurrently with the delivery of the financial statements described in clause (i) of this subsection 8.1.3, Borrower shall cause to be prepared and
                       ----------------
shall furnish to Agent a certificate of the aforesaid certified public accountants certifying to Agent that, based upon their examination of the financial statements of Borrower and its Subsidiaries performed in connection with their examination of said financial statements, they are not aware of any Default or Event of Default, or, if they are aware of such Default or Event of Default relating to financial covenants, specifying the nature thereof. Concurrently with the delivery of the financial statements described in clause
(ii) of this subsection 8.1.3, Borrowers shall cause to be prepared and Borrower
             ----------------
Representative  shall  furnish  to Agent a Compliance Certificate in the form of
Exhibit  8.1.3  hereto  executed  by  the  Chief  Financial  Officer of Borrower
  ------------
Representative  (a  "Compliance  Certificate");  and
  -----
(xi)     together  with  the delivery of financial statements pursuant to clause
(ii)  of  this  subsection  8.1.3, a certification by the Borrowers that (a) the
                -----------------
Borrowers and their Restricted Subsidiaries have paid rent current under all real property leases where any such Borrower or Restricted Subsidiary is a lessee thereunder and (b) all Dormant Subsidiaries identified on Schedule 7.1.27-2 shall satisfy the definition thereof on the date of such certificate; provided, that, if a Subsidiary no longer constitutes a Dormant Subsidiary, the
 -------   ----
Borrowers and Restricted Subsidiaries, as applicable, shall promptly comply with the requirements of Section 8.1.8 hereof with respect to such Subsidiary.
                       --------------
8.1.4     Borrowing Base Certificates.  On or before the fifteenth (15th) day of
          ---------------------------
     each month from and after the date hereof, Borrower Representative shall deliver to Agent, in the form of Exhibit 8.1.4 hereof, a Borrowing Base
                                        --------------
Certificate as of the last day of the immediately preceding month, with such supporting materials as Agent shall reasonably request. If Borrowers deem it advisable, or Agent shall request, Borrower Representative shall execute and deliver to Agent Borrowing Base Certificates more frequently than monthly.
8.1.5     Landlord, Processor and Storage Agreements.  Provide Agent with copies
          ------------------------------------------
of all material agreements between Borrowers or any of their Restricted Subsidiaries and any landlord, processor, distributor, warehouseman or consignee which owns any premises at which any Collateral may, from time to time, be kept.
8.1.6     Guarantor  Financial  Statements.  Deliver or cause to be delivered to
          --------------------------------
Agent financial statements, if any, for each Guarantor (to the extent not Consolidated with the financial statements delivered to Agent under subsection
                                                                      ----------
8.1.3)  in  form  and  substance  satisfactory  to  Agent  at such intervals and
 ----
covering  such  time  periods  as  Agent  may  request.
 ----
8.1.7     Projections.  No  later  than  30  days  after  each  fiscal  year  of
          -----------
Borrowers,  deliver  to  Agent  Projections  of  Borrowers  and  each  of  their
Restricted  Subsidiaries  for  the  current  fiscal  year,  month  by  month.
8.1.8     Subsidiaries.
          ------------
(a) Cause each Restricted Subsidiary of Borrowers that is a U.S. Subsidiary, whether now or hereafter in existence, promptly upon Agent's request therefor, to execute and deliver to Agent a Guaranty Agreement and a security agreement pursuant to which such Restricted Subsidiary guaranties the payment of all of the Obligations and grants to Agent a first priority Lien (subject only to Permitted Liens) on all of its Properties of the types described in Section
                                                                         -------
5.1 to secure the Obligations of such Restricted Subsidiary; provided, that, (i)
 --                                                          --------  ----
such Restricted Subsidiary shall not be required to pledge its interest in the outstanding securities held by it of any Indenture Restricted Subsidiary or any Dormant Subsidiary or any subsidiary of such Restricted Subsidiary which is not a Subsidiary (because the definition of the term "Subsidiary" expressly excludes such Person) and (ii) with respect to such Restricted Subsidiary's pledge of the outstanding securities held by it of any Subsidiary other than a U.S.
Subsidiary, such pledge to the Agent will constitute a second priority Lien (subject to Permitted Liens) limited to 60% of the outstanding voting securities of such Subsidiary and such Restricted Subsidiary and 100% of the non-voting securities of such Subsidiary and such Restricted Subsidiary will pledge to the Canadian Agent and U.K. Agent as a first priority Lien (subject to Permitted Liens) 100% of the outstanding voting securities of such Subsidiary held by such Restricted Subsidiary to secure the Canadian Obligations and the U.K. Obligations of such Restricted Subsidiary;
(b) Cause each Restricted Subsidiary of Borrowers that is a U.K. Subsidiary or a Canadian Subsidiary, whether now or hereafter in existence, promptly upon U.K. Agent's or Canadian Agent's request therefor, to execute and deliver to U.K. Agent or Canadian Agent, as applicable, a Guaranty Agreement and a security agreement (or hypothec, as the case may be) pursuant to which such Restricted Subsidiary guaranties the payment of all of U.K. Borrowers' and Canadian
Borrower's Obligations and grants to U.K. Agent or Canadian Agent, as applicable, a first priority Lien (subject only to Permitted Liens) on all of its Properties of the types described in Section 5.1 and mortgage (or
                                                ------------
hypothecate, as the case may be) on all such Restricted Subsidiary's owned real estate to secure the Obligations of such Restricted Subsidiary; provided, that,
(i) so long as a guaranty of Canadian Borrower's Obligations by any U.K. Subsidiary and/or any related grant of a security interest would violate financial assistance or similar laws, such guaranty and grant by the applicable U.K. Subsidiary will be restricted to supporting the U.K. Borrower' Obligations and (ii) such Restricted Subsidiary shall not be required to pledge its interest in the outstanding securities held by it of any Dormant Subsidiary or any subsidiary of such Restricted Subsidiary which is not a Subsidiary (because the definition of the term "Subsidiary" expressly excludes such Person); and
(c) (i) In the case of the U.S. Borrower, execute and deliver to Agent a pledge agreement pursuant to which U.S. Borrower grants to Agent a first priority Lien (subject only to Permitted Liens) with respect to all of the issued and outstanding Securities held by U.S. Borrower of each Subsidiary of U.S. Borrower other than any Indenture Restricted Subsidiary or any Dormant Subsidiary, to secure the Obligations of U.S. Borrower; provided that in the
                                                            --------
case of each such Subsidiary other than a U.S. Subsidiary, such pledge to the Agent will constitute a second priority Lien (subject to Permitted Liens) limited to 60% of the outstanding voting securities of such Subsidiary and 100% of the non-voting securities of such Subsidiary and U.S. Borrower will pledge to the Canadian Agent and U.K. Agent as a first priority Lien (subject to Permitted Liens) 100% of the outstanding voting securities of such Subsidiary held by U.S. Borrower to secure the Obligations of the U.S. Borrower owing as a result of its guaranty of the Canadian Obligations and the Obligations of U.S. Borrower owing as a result of its guaranty of the U.K. Obligations; and (ii) in the case of the U.K. Borrowers and the Canadian Borrower, execute and deliver to U.K. Agent or Canadian Agent, as applicable, a pledge agreement pursuant to which such Borrower grants to U.K. Agent or Canadian Agent, as applicable, a first priority Lien (subject only to Permitted Liens) with respect to all of the issued and outstanding Securities held by such Borrower of each Subsidiary of such Borrower other than Dormant Subsidiaries to secure the Obligations of such Borrower. For the avoidance of doubt, no Borrower shall be required to pledge to any Agent the outstanding securities of any subsidiary of such Borrower which is not a Subsidiary (because the definition of the term "Subsidiary" expressly excludes such Person).
8.1.9     Deposit and Brokerage Accounts.  For each deposit account or brokerage
          ------------------------------
     account that any Borrower at any time opens or maintains, such Borrower shall, at Agent's, Canadian Agent's or U.K. Agent's (as the case may be), request and option, pursuant to an agreement in form and substance reasonably satisfactory to Agent, Canadian Agent or U.K. Agent, as applicable, and the applicable Borrowers, cause the depository bank or securities intermediary, as applicable, to agree to comply at any time with instructions from Agent, Canadian Agent or U.K. Agent, as applicable, to such depository bank or securities intermediary, as applicable, directing the disposition of funds from time to time credited to such deposit or brokerage account, without further consent of such Borrower.
8.1.10     ERISA  Plans.
           ------------
(a) Promptly and in any event within 10 Business Days after any Borrower or any ERISA Affiliate knows that a Reportable Event has occurred, such Borrower will provide a statement generally describing the Reportable Event and the action, if any, that such Borrower or ERISA Affiliate has taken or proposes to take with respect thereto.
(b) On the date any records, documents or other information must be furnished to the Pension Benefit Guaranty Corporation by U.S. Borrower or its Subsidiaries with respect to any Plan pursuant to Section 4010 of ERISA, such Borrower will provide a copy of such records.
(c) Promptly and in any event within ten Business Days after receipt by U.S. Borrower or any ERISA Affiliate from the sponsor of a Multiemployer Plan, such Borrower will provide copies of each notice concerning with respect to any such Multiemployer Plan, the imposition of withdrawal liability, its reorganization or termination (each within the meaning of Title IV of ERISA) or the amount of liability incurred or that may be incurred by such Borrower in connection with such event.
8.1.11     Canadian  Pension  and  Benefit  Plans.  For  each  existing Canadian
           --------------------------------------
Pension Plan of any Borrower or any of its Subsidiaries, such Borrower or Subsidiary, as applicable, shall ensure that such plan retains its registered status under and is administered in a timely manner in all material respects in accordance with the applicable pension plan text, funding agreement, the ITA and all other applicable laws, except where the failure to do so could not reasonably be expected to have a Material Adverse Effect.
(a) For each Canadian Pension Plan hereafter adopted by any Borrower or any of its Subsidiaries which is required to be registered under the ITA or any other applicable laws, that Borrower or Subsidiary, as applicable, shall use its best efforts to seek and receive confirmation in writing from the applicable governmental authorities to the effect that such plan is unconditionally registered under the ITA and such other applicable laws, except where the failure to do so could not reasonably be expected to have a Material Adverse Effect.
(b) For each existing and hereafter adopted Canadian Pension Plan and Canadian Benefit Plan of any Borrower or any of its Subsidiaries, such Borrower or Subsidiary, as applicable, shall in a timely fashion perform in all material respects all obligations (including fiduciary, funding, investment and administration obligations) required to be performed in connection with such plan and the funding media therefor, except where the failure to do so could not reasonably be expected to have a Material Adverse Effect.
(c) Each Borrower and each Subsidiary of such Borrower shall deliver to Agent and Canadian Agent, if requested by Agent or Canadian Agent, promptly after the filing thereof by such Borrower or Subsidiary, as applicable, with any applicable governmental authority, copies of each annual and other return, report or valuation with respect to each Canadian Pension Plan of such Borrower or Subsidiary, as applicable.
8.2     Negative  Covenants.
        -------------------
       During the Term, and thereafter for so long as there are any Obligations outstanding, each Borrower covenants that, unless otherwise consented to by Majority Lenders, in writing, it shall not:
8.2.1     Mergers;  Consolidations;  Acquisitions;  Structural  Changes.  Merge,
          -------------------------------------------------------------
amalgamate or consolidate, or permit any Restricted Subsidiary of such Borrower to merge, amalgamate or consolidate, with any Person; nor change its or any of its Restricted Subsidiaries' jurisdiction of incorporation or organization, Type of Organization or Organizational I.D. Number; nor change its or any of its Restricted Subsidiaries' legal name; nor acquire, nor permit any of its Restricted Subsidiaries to acquire, all or any substantial part of the
Properties  of  any  Person,  except  for:
(i) mergers (or amalgamations) of (a) any Restricted Subsidiary of U.S. Borrower into (or with) U.S. Borrower or another wholly-owned Restricted Subsidiary of U.S. Borrower or (b) any Restricted Subsidiary of U.K. Borrowers or Canadian Borrower into (or with) any U.K. Borrower or Canadian Borrower or another wholly-owned Restricted Subsidiary of any U.K. Borrower or Canadian Borrower;
(ii) acquisitions of assets consisting of fixed assets or real (or immovable) property that constitute Capital Expenditures permitted under subsection 8.2.8;
       ----------
(iii)     any disposition permitted by subsection 8.2.9 and any investment which
                                       ----------------
is  not  prohibited  by  subsection  8.2.12;
                         ------------------
(iv) all other acquisitions of assets of a Person so long as (a) such Borrower grants to Agent, Canadian Agent or U.K. Agent, as applicable, for the benefit of the applicable Lenders, a Lien on the assets so acquired, in form and substance reasonably acceptable to Agents, (b) no Default or Event of Default has occurred and is continuing or will occur as a result of such acquisition, and (c) after giving effect to such acquisition, (x) Aggregate Availability exceeds $50,000,000 and (y) the Fixed Charge Coverage Ratio of Borrowers and their Subsidiaries is greater than 1.1 to 1.0 prior to and after giving pro
                                                                             ---
forma  effect  to  such  acquisition;  and
    -
(v) changes in jurisdiction of incorporation or organization, Type of Organization, Organizational I.D. number or legal name upon notice to Agent and confirmation from Agent that all Liens intended to be granted pursuant to the Loan Documents continue to be perfected and such Liens continue to have the same priority.
8.2.2     Loans.  Make,  or  permit  any Subsidiary of any Borrower to make, any
          -----
loans or other advances of money to any Person, other than (i) for salary, travel advances, advances against commissions and other similar advances to employees in the ordinary course of business, (ii) extensions of trade credit in the ordinary course of business, (iii) deposits with financial institutions permitted under this Agreement, (iv) prepaid expenses, (v) intercompany loans and advances:
(a) made by U.S. Borrower to (i) any Restricted Subsidiary that is a U.S. Subsidiary, (ii) any U.K. Borrower or any Restricted Subsidiary that is a U.K. Subsidiary or (iii) any Unrestricted Subsidiary,
(b) made by any U.K. Borrower or Canadian Borrower to (i) any other U.K. Borrower or Canadian Borrower or to any Restricted Subsidiary that is a Canadian Subsidiary or a U.K. Subsidiary, (ii) U.S. Borrower or to any Restricted
Subsidiary  that  is  a  U.S.  Subsidiary  or (iii) any Unrestricted Subsidiary,
(c) made by any Restricted Subsidiary that is a U.S. Subsidiary to (i) the U.S. Borrower or another U.S. Subsidiary that is a Restricted Subsidiary, (ii) any U.K. Borrower or any Restricted Subsidiary that is a U.K. Subsidiary or
(iii)  any  Unrestricted  Subsidiary,
(d) made by any Restricted Subsidiary that is a U.K. Subsidiary or Canadian Subsidiary to (i) the Canadian Borrower, any U.K. Borrower or any Restricted Subsidiary that is a Canadian Subsidiary or U.K. Subsidiary, (ii) the U.S. Borrower or any Restricted Subsidiary that is a U.S. Subsidiary, or (iii) any Unrestricted Subsidiary, and
(vi) intercompany loans and advances made by any Unrestricted Subsidiary to (a) any Borrower or any Restricted Subsidiary or (b) any other Unrestricted Subsidiary; provided that, in the case of clause (v), (a) each Borrower and
             --------------
Subsidiary  shall  have  executed  and  delivered  to the applicable Borrower or
Restricted Subsidiary, on the Closing Date or, if later, on or prior to the first date on which any amounts of intercompany loans or advances are advanced by such Borrower or Subsidiary to the applicable Borrower or Restricted Subsidiary, a demand note to evidence any such intercompany loans and advances owing at any time by such Borrower or Subsidiary to the applicable Borrower or Restricted Subsidiary which note shall be in form and substance reasonably satisfactory to Agents and shall be pledged and delivered to Agent, Canadian Agent or U.K. Agent, as applicable, pursuant to the applicable pledge agreement or security agreement as additional collateral security for the applicable Obligations, (b) each Borrower and each Subsidiary shall record all intercompany transactions on its books and records in a manner reasonably satisfactory to Agents, (c) the obligations of each Borrower and each Restricted Subsidiary under such intercompany notes shall be subordinated to the Obligations of such Borrower or Restricted Subsidiary, as applicable, hereunder in a manner reasonably satisfactory to Agents and such transactions shall be recorded on the books and records of the loan recipient in a manner reasonably satisfactory to Agents, (d) at the time any such intercompany loan or advance is made by any Borrower and after giving effect thereto, each such Borrower shall be Solvent,
(e) no Default or Event of Default would occur and be continuing after giving effect to any such proposed intercompany loan, (f) in the case of clauses
(v)(a)(iii), (v)(b)(iii), (v)(c)(iii) and (v)(d)(iii), the applicable Borrower or Restricted Subsidiary advancing such funds shall have, as applicable (i) in the case of U.S. Borrower and its Restricted Subsidiaries, U.S. Availability, under the U.S. Borrowing Base of not less than $10,000,000 after giving effect to such intercompany loan, (ii) in the case of any U.K. Borrower and its Restricted Subsidiaries, U.K. Availability, under the U.K. Borrowing Base of not less than the Dollar Equivalent of $5,000,000 after giving effect to such intercompany loan or (iii) in the case of Canadian Borrower and its Restricted Subsidiaries, Canadian Availability under the Canadian Borrowing Base of not less than $5,000,000 after giving effect to such intercompany loan, (g) in the case of clauses (v)(a)(iii), (v)(b)(iii), (v)(c)(iii) and (v)(d)(iii), the aggregate amount of such intercompany loans owing by Unrestricted Subsidiaries to Borrowers shall not exceed the balance of such intercompany loans outstanding on June 30, 2002, by more than $10,000,000 in the aggregate, and (h) the aggregate amount of intercompany loans owing to U.S. Borrower and its Restricted Subsidiaries that are U.S. Subsidiaries by U.K. Borrowers and its Restricted
Subsidiaries that are U.K. Subsidiaries shall not exceed the balance of such intercompany loans outstanding on June 30, 2002, by more than the Dollar Equivalent of $5,000,000 in the aggregate.
8.2.3     Total  Indebtedness.  Create,  incur,  assume,  or suffer to exist, or
          -------------------
permit any Subsidiary of any Borrower to create, incur or suffer to exist, any Indebtedness, except:
(i) Obligations owing to Agents or any Lender under this Agreement or any of the other Loan Documents;
(ii) Indebtedness, including without limitation Senior Unsecured Debt existing on the date of this Agreement and listed on Exhibit 8.2.3 and any
                                                           -------------
refinancings, refundings, renewals or extensions thereof (without increasing the principal amount thereof or the interest and fees payable with respect thereto or shortening the maturity thereof);
(iii)     Permitted  Purchase  Money  Indebtedness;
(iv) contingent liabilities arising out of endorsements of checks and other negotiable instruments for deposit or collection in the ordinary course of business;
(v)     Guaranties  of  any  Indebtedness  permitted  hereunder;
(vi) Guaranties incurred in the ordinary course of business of obligations of any wholly-owned Restricted Subsidiary that is a Guarantor for Indebtedness otherwise permitted hereunder;
(vii) Indebtedness in respect of intercompany loans permitted under subsections 8.2.2(v) or (vi);
        -------------      ----
(viii) to the extent not included above, trade payables, accruals and accounts payable in the ordinary course of business;
(ix) Derivative Obligations in respect of Indebtedness otherwise permitted hereby, so long as such agreements are not entered into for speculative purposes;
(x)     Subordinated  Debt  owing to Affiliates in an aggregate principal amount outstanding  at  any  time  not  to  exceed  $30,000,000;
(xi) additional Subordinated Debt in an aggregate principal amount outstanding at any time not to exceed $10,000,000;
(xii) Surety Obligations incurred in the ordinary course of business in connection with workers' compensation, social security, unemployment insurance and  other  like  laws;  and
(xiii) Unsecured Indebtedness not included in paragraphs (i) through (xii) above which does not exceed at any time, in the aggregate together with all other  Borrowers,  the  sum  of  $5,000,000.
8.2.4     Affiliate  Transactions.  Enter  into, or be a party to, or permit any
          -----------------------
Restricted Subsidiary of such Borrower to enter into or be a party to, any transaction with any Affiliate of such Borrower or any holder of any Securities of such Borrower or any Restricted Subsidiary of such Borrower (other than any Borrower or any wholly-owned Restricted Subsidiary), including without limitation any management, consulting or similar fees, except (i) pursuant to the reasonable requirements of such Borrower's or such Restricted Subsidiary's business and upon fair and reasonable terms (unless otherwise consented to by Agent) which are no less favorable to such Borrower or such Restricted Subsidiary than would be obtained in a comparable arms-length transaction with a
     Person not an Affiliate or Security holder of such Borrower and which are fully disclosed to Agent with respect to any transaction or arrangement or series of related transactions or arrangements involving payments in excess of $250,000 in the aggregate, (ii) as otherwise permitted under this Agreement, and
(iii)  that  so  long  as  no  Default  or  Event of Default has occurred and is continuing or would be caused by any such payment, including, without limitation, pro forma compliance with the financial covenants contained in
Section  8.3,  such  Borrower may pay management fees to BCMP, Inc. for 2002 and
     -------
Kohlberg Kravis Roberts & Company thereafter in an amount not to exceed $9,000,000 for 2002 and $5,000,000 for each year thereafter.
8.2.5     Limitation  on  Liens.  Create  or  suffer  to  exist,  or  permit any
          ---------------------
Restricted Subsidiary of any Borrower to create or suffer to exist, any Lien upon any of its Property, income or profits, whether now owned or hereafter acquired, except:
(i) Liens at any time granted in favor of Agents (or fond de pouvoir, as the case may be) for the benefit of Lenders;
(ii) Liens for taxes, assessments or governmental charges (excluding any Lien imposed pursuant to any of the provisions of ERISA or under Canadian pension laws) not yet due, or being contested in the manner described in subsection 7.1.14 hereto, but only if in Agent's judgment such Lien would not
       -----------
reasonably be expected to adversely affect Agents' rights or the priority of Agents' Lien on any Collateral;
(iii) Liens arising in the ordinary course of the business of such Borrower or any of its Restricted Subsidiaries by operation of law or regulation, but only if such Liens do not, in the aggregate, materially detract from the value of the Property of such Borrower or any of its Restricted Subsidiaries or materially impair the use thereof in the operation of the business of such Borrower or any of its Restricted Subsidiaries;
(iv)     Purchase  Money  Liens  securing Permitted Purchase Money Indebtedness;
(v)     such  other  Liens  as  appear  on  Exhibit  8.2.5  hereto;
                                            --------------
(vi) Liens incurred or deposits made in the ordinary course of business in connection with (1) worker's compensation, social security, unemployment insurance and other like laws or (2) sales contracts, leases, statutory obligations, work in progress advances and other similar obligations not incurred in connection with the borrowing of money or the payment of the deferred purchase price of property;
(vii) reservations, covenants, zoning and other land use regulations, title exceptions or encumbrances granted in the ordinary course of business, affecting real (or immovable) Property owned or leased by such Borrower or one of its Restricted Subsidiaries; provided that such exceptions do not in the aggregate
                           --------
materially interfere with the use of such Property in the ordinary course of such Borrower's or such Restricted Subsidiary's business;
(viii) judgment Liens that do not give rise to an Event of Default under subsection 10.1.15; and
   ----------------
(ix)     other  Liens  securing  obligations  not  to  exceed  $250,000  in  the aggregate.
8.2.6     Payments  and  Amendments  of  Certain  Debt.
          --------------------------------------------
(i) make or permit any Restricted Subsidiary of Borrowers to make any payment of any part or all of any Subordinated Debt or take any other action or omit to take any other action in respect of any Subordinated Debt, except (a) in accordance with the subordination agreement relative thereto or the subordination provisions thereof, or (b) in the case of Subordinated Debt owing to an Affiliate, such payment may be made if (x) no Event of Default exists or would result from such payment, including, without limitation, pro forma compliance with the financial covenants contained in Section 8.3 and (y) after
                                                       -----------
giving  effect  to such payment, the Aggregate Availability exceeds $25,000,000;
or
(ii) amend or modify any agreement, instrument or document evidencing or relating to any Subordinated Debt (other than any such amendment or modification that (x) would extend the maturity or reduce the amount of any payment of principal thereof or reduce the rate or extend any date for payment of interest thereon or could otherwise not reasonably be expected to be adverse to the interests of the Agents and the Lenders hereunder and (y) does not involve the payment of a consent fee).
8.2.7     Distributions.  Declare  or  make, or permit any Restricted Subsidiary
          -------------
of  such  Borrower  to  declare  or  make,  any  Distributions,  except  for:
(i) Distributions by any Restricted Subsidiary of such Borrower to such Borrower or a wholly-owned Restricted Subsidiary of such Borrower;
(ii) Distributions paid solely in Securities of such Borrower or any of its Restricted Subsidiaries;
(iii) Distributions by such Borrower in amounts necessary to repurchase shares of its capital stock (and/or options or warrants in respect thereof) held by its officers, directors and employees of such repurchase is pursuant to, and in accordance with the terms of employment agreements, management and/or employee stock option plans or shareholder agreements, so long as no Default or Event of Default exists at the time of or would be caused by the making of such Distributions and the aggregate cash amount of such Distributions (together with all Distributions of all other Borrowers), measured at the time when made, does not exceed $5,000,000 (net of any payments received from officers, directors, and employees in connection with their purchase of stock) during the Term;
(iv) Distributions by such Borrower in an amount sufficient to permit the payment of the Consolidated tax liabilities of such Borrower and Borrower's Subsidiaries relating to the business of such Borrower and Borrower's Subsidiaries, so long as such Distribution is applied for such purpose;
(v) Distributions by such Borrower to the extent necessary to pay administrative costs and expenses related to the business of such Borrower and its Subsidiaries, not to exceed (together with all administrative costs and expenses paid by all other Borrowers) $500,000 in any fiscal year of such Borrower, so long as any Distributions are actually applied for such purpose; and
(vi) all other Distributions by such Borrower and its Restricted Subsidiaries, so long as, after giving effect to such Distribution, (a) no Default or Event of Default has occurred and is continuing, (b) the Aggregate Availability exceeds $50,000,000 and (c) the Fixed Charge Coverage Ratio of
Borrowers  and  their  Subsidiaries  is  greater  than  1.1  to  1.0.
8.2.8     Capital  Expenditures.  Make  Capital Expenditures (including, without
          ---------------------
limitation, by way of capitalized leases) which, in the aggregate, as to Borrowers and all of their Subsidiaries, exceed $54,000,000 during Fiscal Year 2002, $65,000,000 during Fiscal Year 2003, $68,000,000 during Fiscal Year 2004, and  $38,000,000  between  January  1,  2005  and  the  last  day  of  the Term.
8.2.9     Disposition of Assets.  Sell, lease or otherwise dispose of any of, or
          ---------------------
permit any Restricted Subsidiary of such Borrower to sell, lease or otherwise dispose of any of, its Properties, including any disposition of Property as part of a sale and leaseback transaction, to or in favor of any Person, except for:
(i)     sales  of  Inventory  in  the  ordinary  course  of  business;
(ii) transfers of Property to such Borrower or to any wholly-owned Restricted Subsidiary that is a Guarantor by a Subsidiary of such Borrower or by another Borrower;
(iii)     dispositions  of Property to the extent permitted by subsection 6.4.2;
                                                               ----------------
(iv)     dispositions of investments described in paragraphs (iv), (v), (vi) and
                                                  ---------------  ---  ----
(vii)  of  the  definition  of  the  term  "Restricted  Investments";
-----
(v) transfers of Borrowers' Oilfield Services and UV Coating assets to a limited partnership or limited liability company; provided that, simultaneously with such transfer, the Agreement and Loan Documents shall be amended to provide for such limited partnership to become a borrower hereunder and such limited partnership or limited liability company shall grant a Lien on all of its assets to Agent for the benefit of Lenders, all in form and substance satisfactory to Agent;
(vi)     the  disposition  of  the  assets  described  on  Exhibit  8.2.9;
(vii) other dispositions for an aggregate consideration after the Closing Date not in excess of $10,000,000 in the aggregate for all such dispositions in any fiscal year; provided, that, if at the time of such disposition or
                    --------   ----
immediately following such disposition, Aggregate Availability is less than $10,000,000 and the Property disposed of is reflected in the most recently delivered Borrowing Base Certificate, Borrowers shall, prior to such disposition, submit to Agent a revised Borrowing Base Certificate reflecting the removal of such Property from such Borrowing Base Certificate;
(viii)     other  dispositions  expressly  authorized  by  this  Agreement;
(ix) a sale or other disposition of limited partnership or limited liability company equity interests created in accordance with clause (v) above; and
(x) sales, licenses or other dispositions of Intellectual Property in the ordinary course of business; provided, that, such sales or licenses do not
                                 --------
impair Agent's ability to sell Inventory upon a foreclosure of the Liens granted hereunder and under the Security Documents.
8.2.10     Securities  of  Guarantors.  Permit  any  Guarantors  to  issue  any
           --------------------------
additional Securities except to a Borrower and except for director's qualifying Securities and to any other Guarantor provided such Guarantor pledges such Securities to Agent, for the benefit of Lenders, in form and substance acceptable  to  Agent.
8.2.11     Bill-and-Hold  Sales, Etc.  Make, or permit any Restricted Subsidiary
           -------------------------
of such Borrower to make, a sale to any customer on a bill-and-hold, guaranteed sale, sale and return, sale on approval or repurchase or return basis.
8.2.12     Restricted  Investment.  Make  or  have,  or  permit  any  Restricted
           ----------------------
Subsidiary  of  such  Borrower  to  make  or  have,  any  Restricted Investment.
8.2.13     Subsidiaries and Joint Ventures.  Create, acquire or otherwise suffer
           -------------------------------
to exist, or permit any Restricted Subsidiary of such Borrower to create, acquire or otherwise suffer to exist, any Restricted Subsidiary or joint venture arrangement not in existence as of the date hereof, except that such Borrower or any Restricted Subsidiary of such Borrower may form or acquire any Subsidiary not in existence as of the date hereof so long as (a) to the extent required by this Agreement, such Borrower or such Restricted Subsidiary grants to Agent, for the benefit of the applicable Lenders, a pledge of its interest in such Subsidiary, (b) no Default or Event of Default has occurred and is continuing or will occur as a result of the creation or acquisition of such Subsidiary, (c) such investment in any such Subsidiary does not constitute a Restricted Investment, and (d) such Subsidiary is a Restricted Subsidiary (unless such investment is otherwise permitted under clause (xi) of the definition of
Restricted Investment). Borrowers or Restricted Subsidiaries may make investments in joint ventures on terms reasonably acceptable to Agent; provided,
                                                                       --------
that,  any  such investment in joint ventures shall contain requirements no less
----
restrictive than those restrictions imposed on the Borrowers with respect to the creation of Subsidiaries.
8.2.14     Tax Consolidation.  File or consent to the filing of any Consolidated
           -----------------
income tax return with any Person other than Borrowers, their Subsidiaries, U.S. Parent. and Borden Capital, Inc.
8.2.15     Organizational  Documents.
           -------------------------
       Agree  to,  or  suffer to occur, any amendment, supplement or addition to its or any of its Subsidiaries' charter, articles or certificate of incorporation, certificate of formation, limited partnership agreement, bylaws, limited liability agreement, operating agreement, or other organizational documents (as the case may be) that would reasonably be expected to have a Material Adverse Effect.
8.2.16     Fiscal  Year  End.  Change, or permit any Subsidiary of such Borrower
           -----------------
to  change,  its  fiscal  year  end.
8.2.17     Negative  Pledges.  Enter  into any agreement limiting the ability of
           -----------------
such Borrower or any of its Subsidiaries to voluntarily create Liens upon any of its Property other than (a) this Agreement and the other Loan Documents, (b) any such agreement existing on the date hereof and identified on Exhibit 8.2.17, (c)
                                                             --------------
any agreement pursuant to which any Subordinated Debt is issued as otherwise permitted by this Agreement and approved by Agent in accordance with the definition of Subordinated Debt hereunder, (d) customary restrictions and conditions contained in agreements relating to the sale of a Subsidiary pending such sale, provided such restrictions and conditions apply only to the Subsidiary that is to be sold and such sale is permitted hereunder, (e)
restrictions or conditions imposed by any agreement relating to secured Indebtedness permitted by this Agreement if such restrictions or conditions apply only to the property or assets securing such Indebtedness and (f) customary provisions in leases and other contracts restricting the assignment thereof.
8.2.18     Sponsor  Affiliates.  No  employee  or  Affiliate  of Kohlberg Kravis
           -------------------
Roberts & Company shall be compensated as an employee of any Borrower or its Subsidiaries.
8.3     Specific  Financial  Covenants.
        ------------------------------
       During the Term, and thereafter for so long as there are any Obligations outstanding, Borrowers covenant that, unless otherwise consented to by Majority Lenders, in writing, it shall comply with all of the financial covenants set forth in Exhibit 8.3 hereto. If GAAP changes from the basis used in preparing
           -----------
the  audited  financial  statements delivered to Agent by Borrowers on or before the Closing Date in any way which affects the calculation of the financial covenants, Borrower Representative will provide Agent with certificates demonstrating pro forma compliance with such financial covenants based on GAAP as in effect on the Closing Date and will include, at the election of Borrower Representative or upon the request of Agent, calculations setting forth the adjustments necessary to demonstrate how Borrowers are in compliance with such financial covenants based upon GAAP as in effect on the Closing Date.
                      SECTION 9.      CONDITIONS PRECEDENT
     Notwithstanding any other provision of this Agreement or any of the other Loan Documents, and without affecting in any manner the rights of Agents or any Lender under the other sections of this Agreement, no Lender shall be required to make any Loan, no U.K. Participant nor Canadian Participant shall be required to fund its U.K. Participating Interest or Canadian Participating Interest, as applicable, and no Agent shall be required to or issue or procure any Letter of Credit or LC Guaranty unless and until each of the following conditions has been and continues to be satisfied:
9.1     Documentation.
        -------------
       Agents shall have received, in form and substance satisfactory to Agents and their counsel, a duly executed copy of this Agreement and the other Loan
Documents, together with such additional documents, instruments, opinions and certificates as Agents and their counsel shall reasonably require in connection therewith from time to time (including, without limitation, all items set forth in Exhibit 9.1), all in form and substance satisfactory to Agents and their
    ------------
counsel.
   -
9.2     No  Default.
        -----------
       No  Default  or  Event  of  Default  shall  exist.
9.3     Other  Conditions.
        -----------------
       Each of the conditions precedent set forth in the other Loan Documents shall have been satisfied.
9.4     Availability.
        ------------
       Agent shall have determined that immediately after Lenders have made the initial Loans and after Agents have issued or procured the initial Letters of Credit and LC Guaranties contemplated hereby, and Borrowers have paid (or, if accrued, treated as paid), all closing costs incurred in connection with the transactions contemplated hereby, and has reserved an amount sufficient to pay all trade payables greater than 60 days past due, Aggregate Availability shall not be less than $50,000,000.
9.5     No  Litigation.
        --------------
       No action, proceeding, investigation, regulation or legislation shall have been instituted, threatened or proposed before any court, governmental agency or legislative body to enjoin, restrain or prohibit, or to obtain damages in respect of, or which is related to or arises out of this Agreement or the consummation of the transactions contemplated hereby.
9.6     Material  Adverse  Effect.
        -------------------------
       As of the Closing Date, since December 31, 2001, (i) no Material Adverse Effect has occurred and (ii) no event or condition exists which would be reasonably likely to result in any Material Adverse Effect.
9.7     Cash  Management.
        ----------------
       U.S. Agent, U.K. Agent and Canadian Agent (with respect to their respective Borrowers and Restricted Subsidiaries) shall have received, in form and substance satisfactory to Agents and their counsel, duly executed copies of blocked account agreements providing for (i) full dominion and control over U.K. Borrowers' and their Restricted Subsidiaries' cash deposited into all deposit accounts, and (ii) control and springing dominion over U.S. Borrower's and Canadian Borrower's and each of their Restricted Subsidiaries' deposit accounts such that, in the event Aggregate Availability is less than $35,000,000 at any time, or if an Event of Default has occurred and is continuing, U.S. Agent, U.K. Agent and Canadian Agent (with respect to their respective Borrowers and Restricted Subsidiaries), for the benefit of Lenders, shall have full dominion and control over such accounts. Notwithstanding the foregoing, in the event that all other conditions precedent have been satisfied except with respect to the item set forth in Section 9.7(i) hereof, the Lenders shall be required to make U.S. Revolving Credit Loans and issue or procure U.S. Letters of Credit and U.S. LC Guaranties in accordance with the terms of the Agreement, but shall not be required to make any other Loan, nor shall the U.K. Participant nor Canadian Participant be required to fund its U.K. Participating Interest or Canadian Participating Interest, as applicable, and no Agent shall be required to or issue or procure any other Letter of Credit or LC Guaranty until such condition is satisfied.
       SECTION 10.       EVENTS OF DEFAULT; RIGHTS AND REMEDIES ON DEFAULT
10.1     Events  of  Default.
         -------------------
       The occurrence of one or more of the following events shall constitute an "Event of Default":
10.1.1     Payment  of  Obligations.  Any  Borrower shall fail to pay any of the
           ------------------------
Obligations hereunder or under any Note on the due date thereof (whether due at stated maturity, on demand, upon acceleration or otherwise).
10.1.2     Misrepresentations.  Any  representation, warranty or other statement
           ------------------
made or furnished to Agents or any Lender by or on behalf of Borrowers, any Subsidiary of Borrowers or any Guarantor in this Agreement, any of the other Loan Documents or any instrument, certificate or financial statement furnished in compliance with or in reference thereto proves to have been false or misleading in any material respect when made, furnished or reaffirmed pursuant to Section 7.2 hereof.
    ------------
10.1.3     Breach  of  Specific  Covenants.  Borrowers  shall fail or neglect to
           -------------------------------
perform,  keep  or  observe any covenant contained in Section or subsection 5.2,
                                                      -------    --------------
5.3, 5.4, 6.1.1, 6.1.2, 6.2.4, 6.2.5, 8.1.1, the first sentence of 8.1.2, 8.1.9,
  -  ---  -----  -----  -----  -----  -----                        -----  -----
8.2  or  8.3  hereof on the date that Borrowers are required to perform, keep or
---      ---
observe  such  covenant or shall fail or neglect to perform, keep or observe any
--
covenant  contained  in  Section  8.1.3, 8.1.4 or 8.1.7 hereof within 5 Business
-                        --------------  -----    -----
Days following the date on which Borrowers are required to perform, keep or observe such covenant.
10.1.4     Breach  of  Other  Covenants.  Borrowers  shall  fail  or  neglect to
           ----------------------------
perform, keep or observe any covenant contained in this Agreement (other than a covenant which is dealt with specifically elsewhere in Section 10.1 hereof) or
                                                         ------------
any Security Document or Other Agreement and the breach of such other covenant is not cured to Agent's satisfaction within 15 Business Days after the sooner to occur of Borrower Representative's receipt of notice of such breach from Agent or the date on which such failure or neglect first becomes known to any officer of any Borrower.
10.1.5     Intentionally  Deleted.
           ----------------------
10.1.6     Other Defaults.  There shall occur any default or event of default on
           --------------
the part of Borrowers, any Subsidiary of Borrowers or any other Guarantor under any agreement, document or instrument to which Borrowers, such Subsidiary of Borrowers or such Guarantor is a party or by which Borrowers, such Subsidiary of Borrowers or such Guarantor or any of its Property is bound, evidencing or relating to (a) any Indebtedness (other than the Obligations) with an outstanding principal balance in excess of $10,000,000, if the payment or maturity of such Indebtedness is or could be accelerated in consequence of such event of default or demand for payment of such Indebtedness is made or could be made in accordance with the terms thereof or (b) the Subordinated Debt.
10.1.7     Uninsured Losses.  Any material loss, theft, damage or destruction of
           ----------------
any portion of the Collateral having a fair market value of $5,000,000, in the aggregate, in excess of the amount covered by insurance (subject to such deductibles and self-insurance retentions as Agent shall have permitted).
10.1.8     Insolvency  and  Related  Proceedings.  Borrowers,  any  Restricted
           -------------------------------------
Subsidiary of Borrowers or any other Guarantor shall suffer the appointment of a receiver, trustee, custodian, administrator, administrative receiver or manager, interim receiver, sheriff, monitor, sequestrator or similar officer or fiduciary, or shall pass or convene any meeting for the purpose of considering any resolution for winding up or administration, or shall make an assignment, composition or arrangement for the benefit of creditors, or any petition for an order for relief (or similar proceedings, including, without limitation, an application for a stay order or filing of a proposal or notice of intention to make a proposal) shall be filed by or against Borrowers, any Restricted
Subsidiary of Borrowers or any other Guarantor under U.S. federal bankruptcy laws, the Insolvency Laws of Canada, England's Insolvency Act of 1986 or any other insolvency laws in the United Kingdom (if against Borrowers, any Restricted Subsidiary of Borrowers or any other Guarantor (except with respect to any event occurring as set forth in the last sentence of this Section 10.1.8)
                                                                 --------------
and such action is not taken voluntarily by such Borrower, Restricted Subsidiary or Guarantor, the continuation of such proceeding for more than 60 days, or, with respect to any proceeding in the United Kingdom, 14 days), or Borrowers, any Subsidiary of Borrowers or any other Guarantor shall make any offer of settlement, extension or composition to their respective unsecured creditors generally. With respect to any U.K. Borrower or any Restricted Subsidiary of any U.K. Borrower, a petition has been presented or meeting convened or application made for the purpose of appointing an administrator or receiver or other similar officer of, or for the making of an administration order in respect of, any U.K. Borrower or any Restricted Subsidiary of any U.K. Borrower and (a) other than in the case of a petition to appoint an administrator, such petition or application is not stayed or discharged within 14 days or in any event before it is heard or (b) in the case of a petition to appoint an administrator, U.K. Agent is not satisfied in its sole discretion that it will be discharged before it is heard.
10.1.9     Business  Disruption; Condemnation.  There shall occur a cessation of
           ----------------------------------
a substantial part of the business of any Borrower, any Subsidiary of any Borrower or any other Guarantor and such cessation could reasonably be expected to have a Material Adverse Effect; or any substantial portion of the Collateral shall be taken through condemnation or the value of such Property shall be impaired through condemnation and such impairment could reasonably be expected to have a Material Adverse Effect.
10.1.10      Change  of  Ownership.
             ---------------------
(a) Kohlberg Kravis Roberts & Company and its Affiliates or Subsidiaries (the "Permitted Holders") shall cease to own in the aggregate, directly or indirectly, beneficially and of record, at least 51% of the issued and outstanding  Voting  Stock  of  the  Borrowers;
(b) U.S. Parent (or another entity which has pledged to Agent (pursuant to a pledge agreement substantially in the form of Exhibit B) 75% of the issued and outstanding Securities and Voting Stock of U.S. Borrower) shall cease to own and control, beneficially and of record at least 75% of the issued and outstanding Securities and Voting Stock of U.S. Borrower; and
(c) U.S. Borrower shall cease to own and control, beneficially and of record (directly or indirectly), 100% of the issued and outstanding Securities and Voting Stock of each other Borrower.
10.1.11     ERISA.  (a)  A  Reportable  Event  shall  occur  which  reasonably
            -----
constitutes grounds for the termination by the Pension Benefit Guaranty Corporation of any Plan or for the appointment by the appropriate United States district court of a trustee for any Plan; (b) any Plan shall be terminated or any such trustee shall be requested or appointed; (c) any Borrower, any Subsidiary of any Borrower or any other Guarantor is in "default" (as defined in
     Section 4219(c)(5) of ERISA) with respect to payments to a Multiemployer Plan resulting from any such Borrower's, such Subsidiary's, such ERISA Affiliate's or such Guarantor's complete or partial withdrawal from such Plan; or (d) any Person engages in a Prohibited Transaction; and, in each case of clause (a), (b), (c) or (d), any such event could reasonably be expected to have a Material Adverse Effect.
10.1.12     Canadian  Pension  Plans.  Any of the following events or conditions
            ------------------------
has occurred and such event or condition could reasonably be expected to have a Material Adverse Effect: (a) Canadian Borrower or any of its Subsidiaries terminate any Canadian Pension Plan; (b) an event providing grounds to terminate or wind-up a Canadian Pension Plan in whole or in part by order of any applicable pension regulatory authority; (d) any event or condition which would require the appointment by the applicable regulator of a trustee or similar Person to administer a Canadian Pension Plan.
10.1.13     Challenge to Agreement; Invalidity of Loan Documents.  Any Borrower,
            ----------------------------------------------------
any Subsidiary of any Borrower or any other Guarantor, or any Affiliate of any of them, shall challenge or contest in any action, suit or proceeding the validity or enforceability of this Agreement or any of the other Loan Documents, the legality or enforceability of any of the Obligations or the perfection or priority of any Lien granted to Agents. Any Loan Document ceases to be valid or enforceable in any material respect or it shall become unlawful for any party to any Loan Document to perform its obligations under any Loan Document
10.1.14     Repudiation  of  or Default Under Guaranty Agreement.  Any Guarantor
            ----------------------------------------------------
shall revoke or attempt to revoke the Guaranty Agreement signed by such Guarantor, or shall repudiate such Guarantor's liability thereunder or shall be in default under the terms thereof.
10.1.15     Criminal  Forfeiture.  Any  Borrower, any Subsidiary of any Borrower
            --------------------
or any other Guarantor shall be criminally indicted or convicted under any law that could lead to a forfeiture of any material amount of Property of any Borrower, any Restricted Subsidiary of any Borrower or any other Guarantor.
10.1.16     Judgments.  Any  money  judgments,  writ  of  attachment  or similar
            ---------
processes (collectively, "Judgments") are issued or rendered against any Borrower, any Subsidiary of any Borrower or any other Guarantor, or any of their respective Property (i) in the case of money judgments, in an amount of $5,000,000 or more for any single judgment, attachment or process or $10,000,000 or more for all such judgments, attachments or processes in the aggregate for all Borrowers and their Subsidiaries, in each case in excess of any applicable insurance with respect to which the insurer has admitted liability, and (ii) in the case of non-monetary Judgments, such Judgment or Judgments (in the aggregate) could reasonably be expected to have a Material Adverse Effect, in each case which Judgment is not stayed, released or discharged, satisfied or bonded pending appeal within 30 days.
10.2     Acceleration  of  the  Obligations.
         ----------------------------------
       Upon or at any time after the occurrence and during the continuance of an Event of Default, (i) the Revolving Loan Commitments shall, at the option of Agent or Majority Lenders be terminated or reduced from time to time and/or (ii) Agent or Majority Lenders may declare all or any portion of the Obligations at once due and payable without presentment, demand protest or further notice by Agents or any Lender, and Borrowers shall forthwith pay to Agent, in the case of U.S. Borrower, to Canadian Agent, in the case of Canadian Borrower, and to U.K. Agent, in the case of the U.K. Borrowers, the full amount of such Obligations, provided, that upon the occurrence of an Event of Default specified in
 -------
subsection  10.1.7  hereof  with  respect  to  any  Borrower, the Revolving Loan
 -------
Commitments  shall  automatically be terminated and all of the Obligations shall
 -----
become automatically due and payable, in each case without declaration, notice or demand by Agents or any Lender or any other Person.
10.3     Other  Remedies.
         ---------------
       Upon the occurrence and during the continuance of an Event of Default, Agents shall have and may exercise from time to time the following other rights and remedies:
10.3.1 All of the rights and remedies of a secured party under the UCC, PPSA, the laws of the United Kingdom or under other applicable law, and all other legal and equitable rights to which they may each be entitled, all of which rights and remedies shall be cumulative and shall be in addition to any other rights or remedies contained in this Agreement or any of the other Loan Documents, and none of which shall be exclusive.
10.3.2 The right to take immediate possession of the Collateral, and to (i) require Borrowers and each of their Subsidiaries to assemble the Collateral, at Borrowers' expense, and make it available to Agents at a place designated by Agents which is reasonably convenient, and (ii) enter any premises where any of the Collateral shall be located and to keep and store the Collateral on said premises until sold (and if said premises be the Property of any Borrower or any Subsidiary of any Borrower, such Borrower agrees not to charge, or permit any of its Subsidiaries to charge, Agents for storage thereof).
10.3.3 The right to sell or otherwise dispose of all or any Collateral in its then condition, or after any further manufacturing or processing thereof, at public or private sale or sales, with such notice as may be required by law, in lots or in bulk, for cash or on credit, all as Agents, in their sole discretion, may deem advisable. Agents may, at their option, disclaim any and all warranties regarding the Collateral in connection with any such sale. Each Borrower agrees that 10 days' written notice to such Borrower or any of its Restricted Subsidiaries of any public or private sale or other disposition of Collateral shall be reasonable notice thereof, and such sale shall be at such locations as Agents may designate in said notice. Agents shall have the right to conduct such sales on any Borrower's or any of its Restricted Subsidiaries' premises, without charge therefor, and such sales may be adjourned from time to time in accordance with applicable law. Agents shall have the right to sell, lease or otherwise dispose of the Collateral, or any part thereof, for cash, credit or any combination thereof, and Agents, on behalf of applicable Lenders, may purchase all or any part of the Collateral at public or, if permitted by law, private sale and, in lieu of actual payment of such purchase price, may set off the amount of such price against the Obligations. The proceeds realized from the sale of any Collateral may be applied, after allowing 2 Business Days for collection, first to the costs, expenses and legal fees incurred by Agents in collecting the Obligations, in enforcing the rights of Agents and Lenders under the Loan Documents and in collecting, retaking, completing, protecting, removing, storing, advertising for sale, selling and delivering any Collateral, second to the interest due upon any of the Obligations which such Collateral secures; and third, to the principal of the Obligations which such Collateral secures.  Subject  to  Section  1.3  of  this Agreement, if any deficiency shall
                       ------------
arise, Borrowers and each Guarantor shall remain jointly and severally liable to Agents and Lenders therefor.
10.3.4 Agent, with respect to the U.S. Collateral, Canadian Agent, with respect to the Canadian Collateral, and U.K. Agent, with respect to the U.K. Collateral, is hereby granted a license or other right to use, without charge, each Borrower's and each of its Restricted Subsidiary's labels, patents, copyrights, licenses, rights of use of any name, trade secrets, tradenames, trademarks and advertising matter, industrial designs, design patents and other designs or any Property of a similar nature, as it pertains to the Collateral, in completing, advertising for sale and selling any Collateral and each Borrower's and each of its Restricted Subsidiary's rights under all licenses and all franchise agreements shall inure to Agent's, Canadian Agent's and U.K. Agent's benefit.
10.3.5 Agents, at their option, may require each applicable Borrower to deposit with Agent, funds equal to the U.S. LC Amount and with U.K. Agent, the U.K. LC Amount, and, if such Borrower fails to promptly make such deposit, Agent and U.K. Agent, as the case may be, may advance such amount as a Revolving Credit Loan (whether or not an Overadvance is created thereby). Each such Revolving Credit Loan shall be secured by all of the Collateral (except that U.K. Collateral and Canadian Collateral shall not secure Revolving Credit Loans to U.S. Borrower) and shall constitute a Base Rate Revolving Portion. Any such deposit or advance shall be held by Agent, or U.K. Agent, as applicable, as a reserve  to  fund  future  payments  on such applicable LC Guaranties and future drawings against such applicable Letters of Credit. At such time as all LC Guaranties have been paid or terminated and all Letters of Credit have been drawn upon or expired, any amounts remaining in such reserve shall be applied against any outstanding Obligations, or, if all Obligations have been indefeasibly paid in full, returned to the applicable Borrower; provided, that in no event shall any such reserves held as U.K. Collateral be applied to the U.S. Obligations.
10.4     Set  Off  and  Sharing  of  Payments.
         ------------------------------------
       In addition to any rights now or hereafter granted under applicable law and not by way of limitation of any such rights, during the continuance of any Event of Default, each Lender is hereby authorized by Borrowers at any time or from time to time, with prior written consent of Agents, and with reasonably prompt subsequent notice to Borrower Representative (any prior or contemporaneous notice to Borrower Representative being hereby expressly waived) to set off and to appropriate and to apply any and all (i) balances held by such Lender at any of its offices for the account of any Borrower or any of its Subsidiaries (regardless of whether such balances are then due to any such Borrower or its Subsidiaries), and (ii) other property at any time held or owing by such Lender to or for the credit or for the account of any Borrower or any of its Subsidiaries, against and on account of any of the Obligations. Any Lender exercising a right to set off shall, to the extent the amount of any such set off exceeds its Revolving Loan Percentage of the amount set off, purchase for cash (and the other Lenders shall sell) interests in each such other Lender's pro rata share of the Obligations as would be necessary to cause such Lender to share such excess with each other Lender in accordance with their respective Revolving Loan Percentages. Borrowers agree, to the fullest extent permitted by law, that any Lender may exercise its right to set off with respect to amounts in excess of its pro rata share of the Obligations and upon doing so shall deliver such excess to Agent for the benefit of all Lenders in accordance with the Revolving Loan Percentages. Notwithstanding the foregoing, no Lender shall exercise setoff rights with respect to U.K. Borrowers' and Canadian Borrower's assets and apply such proceeds to the U.S. Obligations.
10.5     Remedies  Cumulative;  No  Waiver.
         ---------------------------------
       All covenants, conditions, provisions, warranties, guaranties, indemnities, and other undertakings of Borrowers contained in this Agreement and the other Loan Documents, or in any document referred to herein or contained in any agreement supplementary hereto or in any schedule or in any Guaranty Agreement given to Agents or any Lender or contained in any other agreement between any Lender and any Borrower or between Agents and any Borrower heretofore, concurrently, or hereafter entered into, shall be deemed cumulative to and not in derogation or substitution of any of the terms, covenants, conditions, or agreements of any Borrower herein contained. The failure or delay of Agents or any Lender to require strict performance by Borrowers of any provision of this Agreement or to exercise or enforce any rights, Liens, powers, or remedies hereunder or under any of the aforesaid agreements or other documents or security or Collateral shall not operate as a waiver of such performance, Liens, rights, powers and remedies, but all such requirements, Liens, rights, powers, and remedies shall continue in full force and effect until all Loans and other Obligations owing or to become owing from Borrowers to Agents and each Lender have been fully satisfied. None of the undertakings, agreements, warranties, covenants and representations of Borrowers contained in this Agreement or any of the other Loan Documents and no Default or Event of Default by Borrowers under this Agreement or any other Loan Documents shall be deemed to have been suspended or waived by Lenders, unless such suspension or waiver is by an instrument in writing specifying such suspension or waiver and is signed by a duly authorized representative of Agents and directed to Borrowers.
                 SECTION 11.      AGENT; ASSIGNMENTS; AMENDMENTS
11.1     Authorization  and  Action.
         --------------------------
(a) Each Lender hereby appoints and authorizes Agent to take such action on its behalf and to exercise such powers under this Agreement and the other Loan Documents as are delegated to Agent by the terms hereof and thereof, together with such powers as are reasonably incidental thereto. Each Lender hereby appoints and authorizes Canadian Agent to take such action on its behalf (and on behalf of Agent) and to exercise such powers under this Agreement and the other Loan Documents with respect to the administration of all Loans made to Canadian Borrower and with respect to Canadian Collateral. Each Lender hereby appoints and authorizes U.K. Agent to take such action on its behalf (and on behalf of Agent) and to exercise such powers under this Agreement and the other Loan Documents with respect to the administration of all Loans made to U.K. Borrowers and with respect to U.K. Collateral. Each Lender hereby acknowledges that Agents shall not have by reason of this Agreement assumed a fiduciary relationship in respect of any Lender. In performing its functions and duties under this Agreement, Agents shall act solely as agent of Lenders and shall not assume, or be deemed to have assumed, any obligation toward, or relationship of agency or trust with or for, any Borrower. As to any matters not expressly provided for by this Agreement and the other Loan Documents (including without limitation enforcement and collection of the Notes), Agents may, but shall not be required to, exercise any discretion or take any action, but shall be required to act or to refrain from acting (and shall be fully protected in so acting or refraining from acting) upon the instructions of the Majority Lenders, whenever such instruction shall be requested by Agents or required hereunder, or a greater or lesser number of Lenders if so required hereunder, and such instructions shall be binding upon all Lenders; provided, that Agents shall be
                                                  --------
fully justified in failing or refusing to take any action which exposes Agents to any liability or which is contrary to this Agreement, the other Loan Documents or applicable law, unless Agent, Canadian Agent or U.K. Agent, as applicable, is indemnified to its satisfaction by the other Lenders against any and all liability and expense which it may incur by reason of taking or continuing to take any such action. If Agent, Canadian Agent or U.K. Agent seeks the consent or approval of the Majority Lenders (or a greater or lesser number of Lenders as required in this Agreement), with respect to any action hereunder, Agent, Canadian Agent or U.K. Agent, as applicable, shall send notice thereof to each Lender and shall notify each Lender at any time that the Majority Lenders (or such greater or lesser number of Lenders) have instructed Agent, Canadian Agent or U.K. Agent, as applicable, to act or refrain from acting  pursuant  hereto.
(b) Each Lender hereby authorizes Agent to delegate to Canadian Agent and U.K. Agent any and all of its obligations under this Agreement and the Loan Documents with respect to all actions required to be taken in Canada and the United Kingdom, respectively, of any kind whatsoever. Canadian Agent and U.K. Agent, when acting pursuant to the authority granted hereunder, shall have all the protections, indemnities, rights and powers granted to Agent under this Agreement and any Loan Document.
(c) To the extent necessary, each Lender appoints the Canadian Agent as its agent to hold in the name of the Canadian Agent, for the benefit of each Lender, any of the debentures issued by Canadian Borrower and outstanding from time to time forming part of the Security Documents, and appoints CIBC Mellon Trust Company as the person holding the power of attorney for the holders of bonds or other titles of indebtedness for all purposes of Article 2692 of the Civil Code of Quebec. Each Borrower, to the extent necessary, hereby consents to all present and future appointments made in this Section 11.1(c) or pursuant
                                                    ----------------
thereto.
11.2     Agent's  Reliance,  Etc.
         -----------------------
       None of Agents or their Affiliates, nor any of their respective directors, officers, agents or employees, shall be liable for any action taken or omitted to be taken by it or them under or in connection with this Agreement or the other Loan Documents, except for its or their own gross negligence or willful  misconduct.  Without  limitation  of  the  generality of the foregoing,
Agents: (i) may treat each Lender party hereto as the holder of Obligations until Agent receives written notice of the assignment or transfer of such Lender's portion of the Obligations signed by such Lender and in form reasonably satisfactory to Agent; (ii) may consult with legal counsel, independent public accountants and other experts selected by them and shall not be liable for any action taken or omitted to be taken in good faith by it or them in accordance with the advice of such counsel, accountants or experts, (iii) make no warranties or representations to any Lender and shall not be responsible to any Lender for any recitals, statements, warranties or representations made in or in connection with this Agreement or any other Loan Documents; (iv) shall not have any duty beyond Agents' customary practices in respect of loans in which Agent, Canadian Agent or U.K. Agent is the only lender, to ascertain or to inquire as to the performance or observance of any of the terms, covenants or conditions of this Agreement or the other Loan Documents on the part of Borrowers, to inspect the property (including the books and records) of Borrowers, to monitor the financial condition of Borrowers or to ascertain the existence or possible existence or continuation of any Default or Event of Default; (v) shall not be responsible to any Lender for the due execution, legality, validity, enforceability, genuineness, sufficiency or value of this Agreement or the other Loan Documents or any other instrument or document furnished pursuant hereto or thereto; (vi) shall not be liable to any Lender for any action taken, or inaction, by Agent, Canadian Agent or U.K. Agent upon the instructions of Majority Lenders pursuant to Section 11.1 hereof or refraining to take any
                                 -------------
action pending such instructions; (vii) shall not be liable for any apportionment or distributions of payments made by it pursuant to Section 3
                                                                       ---------
hereof, absent gross negligence or willful misconduct; (viii) shall incur no liability under or in respect of this Agreement or the other Loan Documents by acting upon any notice, consent, certificate, message or other instrument or writing (which may be by telephone, facsimile, telegram, cable or telex) believed in good faith by it to be genuine and signed or sent by the proper party or parties; and (ix) may assume that no Event of Default has occurred and is continuing, unless Agent has actual knowledge of the Event of Default, has received notice from Borrower Representative or Borrowers' independent certified public accountants stating the nature of the Event of Default, or has received notice from a Lender stating the nature of the Event of Default and that such Lender considers the Event of Default to have occurred and to be continuing.
11.3     Fleet  and  Affiliates.
         ----------------------
       With respect to its commitment hereunder to make Loans, Fleet, Fleet Canada and Fleet U.K. shall have the same rights and powers under this Agreement and the other Loan Documents as any other Lender and may exercise the same as though it were not Agent, Canadian Agent and U.K. Agent, as applicable; and the terms "Lender," "Lenders" or "Majority Lenders" shall, unless otherwise expressly indicated, include each of Fleet, Fleet Canada and Fleet U.K. in their individual capacity as a Lender. Fleet, Fleet Canada and Fleet U.K. and its Affiliates may lend money to, and generally engage in any kind of business with, Borrowers, and any Person who may do business with or own Securities of Borrowers all as if they were not Agents and without any duty to account therefor to any other Lender.
11.4     Lender  Credit  Decision.
         ------------------------
       Each Lender acknowledges that it has, independently and without reliance upon Agents or any other Lender and based on the financial statements referred to herein and such other documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement. Each Lender also acknowledges that it will, independently and without reliance upon Agents or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement. Agents shall not have any duty or responsibility, either initially or on an ongoing basis, to provide any Lender with any credit or other similar information regarding Borrowers.
11.5     Indemnification.
         ---------------
       Lenders agree to indemnify Agents (to the extent not reimbursed by Borrowers), in accordance with their respective Aggregate Percentages, from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may be imposed on, incurred by, or asserted against Agents, in any way relating to or arising out of this Agreement or any other Loan Document or any action taken or omitted by Agents under this Agreement;
provided  that  no  Lender  shall be liable for any portion of such liabilities,
   -----
obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting from Agents' gross negligence or willful misconduct. Without limitation of the foregoing, each Lender agrees to reimburse Agents promptly upon demand for its ratable share, as set forth above, of any out-of-pocket expenses (including legal fees) incurred by Agents in connection with the preparation, execution, delivery, administration, modification, amendment or enforcement (whether through negotiation, legal proceedings or otherwise) of, or legal advice in respect of rights or responsibilities under, this Agreement and each other Loan Document, to the extent that Agents are not reimbursed for such expenses by Borrowers. The obligations of Lenders under this Section 11.5 shall survive the payment in full
                                  ------------
of all Obligations and the termination of this Agreement. If after payment and distribution of any amount by Agents to Lenders, any Lender or any other Person, including Borrowers, any creditor of Borrowers, a liquidator, administrator or trustee in bankruptcy, recovers from Agents any amount found to have been wrongfully paid to Agents or disbursed by Agents to Lenders, then Lenders, in accordance with their respective Aggregate Percentages, shall reimburse Agents for all such amounts.
11.6     Rights  and  Remedies  to  be  Exercised  by  Agent  Only.
         ---------------------------------------------------------
       Each  Lender  agrees that, except as set forth in Section 10.4, no Lender
                                                         ------------
shall have any right individually (i) to realize upon the security created by this Agreement or any other Loan Document, (ii) to enforce any provision of this Agreement or any other Loan Document, or (iii) to make demand for payment by Borrowers under this Agreement or any other Loan Document.
11.7     Agency  Provisions  Relating  to  Collateral.
         --------------------------------------------
       Each Lender authorizes and ratifies Agents' entry into this Agreement and the Security Documents for the benefit of Lenders. Each Lender agrees that any action taken by Agents with respect to the Collateral in accordance with the provisions of this Agreement or the Security Documents, and the exercise by
Agents  of  the  powers  set  forth  herein or therein, together with such other powers as are reasonably incidental thereto, shall be authorized and binding upon all Lenders. Agents are hereby authorized on behalf of all Lenders, without the necessity of any notice to or further consent from any Lender to take any action with respect to any Collateral or the Loan Documents which may be necessary to perfect and maintain perfected Agents' Liens upon the Collateral, for their benefit and the ratable benefit of Lenders. Lenders hereby irrevocably authorize Agents at their option and in their discretion, to release any Lien granted to or held by Agents upon any Collateral (i) upon termination of the Agreement and payment and satisfaction of all Obligations; or
(ii) constituting property being sold or disposed of if Borrower Representative certifies to Agent that the sale or disposition is made in compliance with subsection 8.2.9 hereof (and Agents may rely conclusively on any such
     ------------
certificate,  without  further inquiry); or (iii) constituting property in which
     -----
Borrowers owned no interest at the time the Lien was granted or at any time thereafter; or (iv) in connection with any foreclosure sale or other disposition of Collateral after the occurrence and during the continuation of an Event of Default or (v) if approved, authorized or ratified in writing by Agent at the direction of all Lenders. Upon request by Agent at any time, Lenders will confirm in writing Agents' authority to release particular types or items of
Collateral pursuant hereto. Agents shall have no obligation whatsoever to any Lender or to any other Person to assure that the Collateral exists or is owned by Borrower or is cared for, protected or insured or has been encumbered or that the Liens granted to Agents herein or pursuant to the Security Documents have been properly or sufficiently or lawfully created, perfected, protected or enforced or are entitled to any particular priority, or to exercise at all or in any particular manner or under any duty of care, disclosure or fidelity, or to continue exercising, any of its rights, authorities and powers granted or available to Agents in this Section 11.7 or in any of the Loan Documents, it
                                ------------
being understood and agreed that in respect of the Collateral, or any act, omission or event related thereto, Agents may act in any manner they may deem appropriate, in their sole discretion, but consistent with the provisions of this Agreement, including given Agents' own interest in the Collateral as Lenders and that Agents shall have no duty or liability whatsoever to any Lender.
11.8     Agents'  Right  to  Purchase  Commitments.
         -----------------------------------------
       Agents shall have the right, but shall not be obligated, at any time upon written notice to any Lender and with the consent of such Lender, which may be granted or withheld in such Lender's sole discretion, to purchase for Agents' own account all of such Lender's interests in this Agreement, the other Loan Documents and the Obligations, for the available amount of the outstanding Obligations owed to such Lender, including without limitation all accrued and unpaid interest and fees.
11.9     Right  of  Sale,  Assignment,  Participations.
         ---------------------------------------------
       Any Lender shall be permitted to participate, sell, assign, transfer or otherwise dispose, at any time or times hereafter, of this Agreement and any of the other Loan Documents, or of any portion hereof or thereof, including, without limitation, such Lender's rights, title, interests, remedies, powers, and duties hereunder or thereunder subject to the terms and conditions set forth below:
11.9.1     Sales,  Assignments.  Each Lender hereby agrees that, with respect to
           -------------------
any sale or assignment (other than the purchase of a Participating Interest pursuant to Sections 3.13 or 3.14) or in the case of an assignment by Canadian
              -------------    ----
Lender or U.K. Lender to an Affiliate of Agent (i) no such sale or assignment shall be for an amount of less than $5,000,000 in the aggregate and $1,000,000 increments in excess thereof, (ii) Agent and, in the absence of an Event of Default, Borrowers, must consent, such consent not to be unreasonably withheld, to each such assignment to a Person that is not an original signatory to this Agreement, (iii) the assigning Lender shall pay to Agent a processing and recordation fee of $3,500 and any out-of-pocket legal fees and expenses incurred by Agent in connection with any such sale or assignment and (iv) Agent, the assigning Lender and the assignee Lender shall each have executed and delivered an Assignment and Acceptance Agreement. After such sale or assignment has been consummated (x) the assignee Lender thereupon shall become a "Lender" for all purposes of this Agreement and (y) the assigning Lender shall have no further liability for funding the portion of Revolving Loan Commitments assumed by such other Lender. Any assignment by a Lender shall be on pro rata basis among all Revolving Credit Loans and Participating Interests.
11.9.2     Participations.  Any  Lender  may  grant  participations  in  its
           --------------
extensions of credit hereunder to any other Lender or other lending institution (a "Participant"), provided that (i) no such participation shall be for an
                     --------
amount  of  less  than  $5,000,000 in the aggregate and $1,000,000 increments in excess thereof, (ii) no Participant shall thereby acquire any direct rights under this Agreement, (iii) no Participant shall be granted any right to consent to any amendment, except to the extent any of the same pertain to (1) reducing the aggregate principal amount of, or interest rate on, or fees applicable to, any Loan or (2) extending the final stated maturity of any Loan or the stated maturity of any portion of any payment of principal of, or interest or fees applicable to, any of the Loans; provided, that the rights described in this
                                     --------
subclause (2) shall not be deemed to include the right to consent to any amendment with respect to or which has the effect of requiring any mandatory prepayment of any portion of any Loan or any amendment or waiver of any Default or Event of Default, (iv) no sale of a participation in extensions of credit shall in any manner relieve the originating Lender of its obligations hereunder,
(v) the originating Lender shall remain solely responsible for the performance of such obligations, (vi) Borrowers and Agent shall continue to deal solely and directly with the originating Lender in connection with the originating Lender's rights and obligations under this Agreement and the other Loan Documents, (vii) in no event shall any financial institution purchasing the participation grant a participation in its participation interest in the Loans without the prior written consent of Agent, and, in the absence of a Default or an Event of Default, Borrowers, which consents shall not unreasonably be withheld and (viii) all amounts payable by Borrowers hereunder shall be determined as if the originating Lender had not sold any such participation. The provisions of subsection 11.9.2do not apply to the Participating Interests or the Lenders or
     -------------
their Affiliates in their capacity as holders of the Participating Interests. Any Participation by a Lender or a Participant shall be on a pro rata basis among all Revolving Credit Loans and Participating Interests.
11.9.3     Certain  Agreements  of  Borrowers.  Each Borrower agrees that (i) it
           ----------------------------------
will use its reasonable efforts to assist and cooperate with each Lender in any manner reasonably requested by such Lender to effect the sale of participation in or assignments of any of the Loan Documents or any portion thereof or interest therein, including, without limitation, assisting in the preparation of appropriate disclosure documents and making members of management available at reasonable times to meet with and answer questions of potential assignees and Participants; and (ii) subject to the provisions of Section 12.14 hereof, such
                                                      -------------
Lender may disclose credit information regarding Borrowers to any potential Participant or assignee.
11.9.4     Non  U.S.  Resident  Transferees.  If, pursuant to this Section 11.9,
           --------------------------------                        ------------
any interest in this Agreement or any Loans is transferred to any transferee which is organized under the laws of any jurisdiction other than the United States or any state thereof, the transferor Lender shall cause such transferee (other than any Participant), and may cause any Participant, concurrently with and as a condition precedent to the effectiveness of such transfer, to (i) represent to the transferor Lender (for the benefit of the transferor Lender, Agent, and Borrowers) that under applicable law and treaties no taxes will be required to be withheld by Agent, Borrowers or the transferor Lender with respect to any payments to be made to such transferee in respect of the interest so transferred, (ii) furnish to the transferor Lender, Agent and Borrower Representative either United States Internal Revenue Service Form W-8BEN or United States Internal Revenue Service Form W-8ECI (wherein such transferee claims entitlement to complete exemption from United States federal withholding tax on all interest payments hereunder), and (iii) agree (for the benefit of the transferor Lender, Agent and Borrowers) to provide the transferor Lender, Agent and Borrower Representative a new Form W-8BEN or Form W-8ECI upon the obsolescence of any previously delivered form and comparable statements in accordance with applicable United States laws and regulations and amendments duly executed and completed by such transferee, and to comply from time to time with all applicable United States laws and regulations with regard to such withholding tax exemption.
11.9.5     Special  Purpose  Funding  Vehicles.  Notwithstanding anything to the
           -----------------------------------
contrary  contained  herein,  any  Lender  (a  "Granting Lender") may grant to a
                                                ---------------
special  purpose  funding vehicle (an "SPC"), identified as such in writing from
                                       ---
time to time by the Granting Lender to the Agent and Borrower Representative, the option to provide to Borrowers all or any part of any Revolving Credit Loan that such Granting Lender would otherwise be obligated to make to Borrowers pursuant to this Agreement; provided, that, (i) nothing herein shall constitute
                             --------  ----
a commitment by any SPC to make any Revolving Credit Loan, and (ii) if an SPC elects not to exercise such option or otherwise fails to provide all or any part of such Revolving Credit Loan, the Granting Lender shall be obligated to make such Revolving Credit Loan pursuant to the terms hereof. The making of a Revolving Credit Loan by an SPC hereunder shall utilize the Revolving Loan Commitment of the Granting Lender to the same extent, and as if, such Revolving Credit Loan were made by such Granting Lender. Each party hereto hereby agrees that no SPC shall be liable for any indemnity or similar payment obligation under this Agreement (all liability for which shall remain with the Granting Lender). In furtherance of the foregoing, each party hereto hereby agrees (which agreement shall survive the termination of this Agreement) that, prior to the date that is one year and one day after the payment in full of all outstanding commercial paper or other senior indebtedness of any SPC, it will not institute against, or join any other person in instituting against, such SPC, any bankruptcy, reorganization, arrangement, insolvency, or liquidation proceedings under the laws of the United States or any state thereof. In addition, notwithstanding anything to the contrary contained in this subsection
                                                                      ----------
11.9.5,  any  SPC  may (i) with notice to, but without the prior written consent
------
of,  Borrower Representative and the Agent and without paying any processing fee
--
therefor, assign all or a portion of its interests in any Revolving Credit Loans to the Granting Lender or to any financial institutions (consented to by Borrowers and Agent) providing liquidity and/or credit support to or for the account of such SPC to support the funding or maintenance of Revolving Credit Loans and (ii) disclose on a confidential basis any non-public information relating to its Revolving Credit Loans to any rating agency, commercial paper dealer or provider of any surety, guarantee or credit or liquidity enhancement to such SPC. This subsection 11.9.5 may not be amended without the consent of
                     -----------------
all  SPCs.
11.10     Amendment.
          ---------
  No amendment or waiver of any provision of this Agreement or any other Loan Document (including without limitation any Note), nor consent to any departure by Borrowers therefrom, shall in any event be effective unless the same shall be in writing and signed by the Majority Lenders and Borrowers, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided, that no such amendment, waiver or
                                     --------
consent shall be effective, unless (i) in writing and signed by each Lender, do any of the following: (1) increase the aggregate Loan Commitments, or any Lender's Revolving Loan Commitment, (2) reduce the principal of, or interest on, any amount payable hereunder or under any Note or any fee payable under the Loan Documents, other than those payable only to Fleet, Fleet Canada or Fleet U.K. in their capacities as Agents, which may be reduced by Fleet, Fleet Canada or Fleet U.K. unilaterally, (3) decrease any interest rate or fee payable hereunder or reduce the rate at which any fee is payable, (4) extend the Term of this Agreement or postpone any date fixed for any payment of principal of, or interest on, any amounts payable hereunder or under any Note or any fee payable under the Loan Documents, other than those payable only to Fleet, Fleet Canada or Fleet U.K. in their capacities as Agents, which may be postponed by Fleet, Fleet Canada or Fleet U.K. unilaterally, (5) increase any advance percentage or sublimit (except as expressly provided in this Agreement) contained in the definition of the terms Aggregate Borrowing Base, U.S. Borrowing Base, U.K.
                            -------------------------  -------------------  ----
Borrowing Base or Canadian Borrowing Base, (6) reduce the number of Lenders that
    ----------    -----------------------
shall be required for Lenders or any of them to take any action hereunder, (7) release or discharge any Borrower or Guarantor from its obligations under the Loan Documents (except, in the case of a Guarantor, in connection with any disposition of the capital stock or all or substantially all of the assets of such Guarantor in a transaction permitted under subsection 8.2.9); (8) amend any provision of this Agreement that requires the consent of all Lenders or consent to or waive any breach thereof, (9) amend the definition of the term "Majority Lenders", (10) amend this Section 11.10, (11) release any Collateral with a
                              -------------
market value in excess of $10,000,000 in the aggregate except as otherwise permitted pursuant to Section 11.7 hereof so long as such release does not
                         -------------
create an Overadvance, (12) permit the incurrence of any Liens on Collateral securing liabilities in excess of $10,000,000, except as permitted by subsection
                                                                      ----------
8.2.5  or  (13) voluntarily agree to subordinate any of the Obligations; or (ii)
-----
in writing and signed by Agents in addition to the Lenders required above to affect the rights or duties of Agents under this Agreement, any Note or any other Loan Document. Notwithstanding the foregoing, in the event that the U.K. Sublimit and Canadian Sublimit are adjusted in accordance with the terms hereof, Agent may, without the consent of the Lenders, make conforming changes to the signature page hereof and any Assignment and Assumption Agreement to reflect such adjustments.
11.11     Resignation  of  Agent;  Appointment  of  Successor.
          ---------------------------------------------------
Each of Agent, Canadian Agent and U.K. Agent may resign as such by giving not less than thirty (30) days' prior written notice, in the case of Agent, to Lenders and Borrower, and in the case of Canadian Agent and U.K. Agent, to
Lenders. If Agent, Canadian Agent or U.K. Agent shall resign under this Agreement, then, (i) subject to the consent of Borrower (which consent shall not be unreasonably withheld and which consent shall not be required during any period in which a Default or an Event of Default exists) in the case of Agent only, Majority Lenders shall appoint from among Lenders (located in the relevant jurisdiction) successor agents or agent, as applicable, for Lenders or (ii) if successor agents or agent, as applicable, shall not be so appointed and approved within the thirty (30) day period following such Agents' notice of such resignation, then Agent shall appoint successor agents or agent, as applicable, who shall serve as Agent until such time as Majority Lenders appoint successor agents or agent, as applicable, subject to Borrowers' consent, if applicable, as set forth above. Subject to the consent of Borrower (which consent shall not be unreasonably withheld and which consent shall not be required during any period in which a Default or an Event of Default exists), in the case of Canadian Agent or U.K. Agent only, Agent shall appoint from among the Lenders or any Affiliate of Agent located in the relevant jurisdiction a successor agent or agents, as applicable. Upon its appointment, such successor agents or agent shall succeed to the rights, powers and duties of Agents and the term "Agent", "Canadian Agent", "U.K. Agent" and "Agents", as applicable, shall mean each such successor effective upon its appointment, and the former Agents' rights, powers and duties as Agents shall, as applicable, be terminated without any other or further act or deed on the part of such former Agents or any of the parties to this Agreement. After the resignation of such Agents hereunder, the provisions of this Section 11 shall inure to the benefit of such former Agents and such former
     ----------
Agents shall not by reason of such resignation be deemed to be released from liability for any actions taken or not taken by it while acting as Agents under this Agreement. Notwithstanding the foregoing, without the consent of the Lenders or the Borrowers, an Affiliate of Fleet Capital Canada Corporation or Fleet Capital Corporation may be appointed by Fleet Capital Canada Corporation to replace Fleet Capital Canada Corporation as Canadian Agent hereunder; provided, that, such replacement Canadian Agent shall provide prior notice to Borrowers of such replacement.

11.12     Audit  and  Examination  Reports;  Disclaimer  by  Lenders.
          ----------------------------------------------------------
       By  signing  this  Agreement,  each  Lender:
(a) is deemed to have requested that Agents furnish such Lender, promptly after it becomes available, a copy of each audit or examination report (each a "Report" and collectively, "Reports") prepared by or on behalf of Agents;
(b) expressly agrees and acknowledges that Agents (i) do not make any representation or warranty as to the accuracy of any Report, and (ii) shall not be liable for any information contained in any Report;
(c) expressly agrees and acknowledges that the Reports are not comprehensive audits or examinations, that Agents or other party performing any audit or examination will inspect only specific information regarding Borrowers and will rely significantly upon Borrowers' books and records, as well as on representations of Borrowers' personnel;
(d) agrees to keep all Reports confidential and strictly for its internal use, and not to distribute except to its participants, or use any Report in any other manner, in accordance with the provisions of Section 12.14; and
                                                           --------------
(e) without limiting the generality of any other indemnification provision contained in this Agreement, agrees: (i) to hold Agents and any such other Lender preparing a Report harmless from any action the indemnifying Lender may take or conclusion the indemnifying Lender may reach or draw from any Report in connection with any loans or other credit accommodations that the indemnifying Lender has made or may make to Borrowers, or the indemnifying Lender's participation in, or the indemnifying Lender's purchase of, a loan or loans of any Borrower; and (ii) to pay and protect, and indemnify, defend and hold Agents and any such other Lender preparing a Report harmless from and against, the claims, actions, proceedings, damages, costs, expenses and other amounts (including legal fees and expenses) incurred by Agents and any such other Lender preparing a Report as the direct or indirect result of any third parties who might obtain all or part of any Report through the indemnifying Lender.
11.13     Syndication  Agent/Documentation  Agent.
          ---------------------------------------
       The Syndication and Documentation Agents identified in the introductory paragraph of this Agreement, in their capacities as such, shall have no rights, powers, duties or responsibilities and no rights, powers, duties or responsibilities shall be read into this Agreement or any other Loan Document or otherwise exist on behalf of or against such entity, in their capacities as such. If the Syndication or Documentation Agent resigns, as such agent, no successor Syndication or Documentation agent shall be appointed.
                         SECTION 12.      MISCELLANEOUS
12.1     Power  of  Attorney.
         -------------------
       Each Borrower hereby irrevocably designates, makes, constitutes and appoints Agent, Canadian Agent and U.K. Agent (and all Persons designated by Agent, Canadian Agent and U.K. Agent) as such Borrower's true and lawful attorney (and agent-in-fact), solely with respect to the matters set forth in this Section 12.1, and Agents may, without notice to such Borrower and in such
      -------------
Borrower's  or  Agents'  name,  but  at  the  cost and expense of such Borrower:
12.1.1     At  such  time  or  times  as  Agents,  in their sole discretion, may determine, endorse such Borrower's name on any checks, notes, acceptances, drafts, money orders or any other evidence of payment or proceeds of the Collateral which come into the possession of Agents or under Agents' control.
12.1.2 At such time or times upon or after the occurrence and during the continuance of an Event of Default as Agents in their sole discretion may determine: (i) demand payment of the Accounts from the Account Debtors, enforce payment of the Accounts by legal proceedings or otherwise, and generally exercise all of such Borrower's rights and remedies with respect to the collection of the Accounts; (ii) settle, adjust, compromise, discharge or release any of the Accounts or other Collateral or any legal proceedings brought to collect any of the Accounts or other Collateral; (iii) sell or assign any of the Accounts and other Collateral upon such terms, for such amounts and at such time or times as Agents deem advisable, and at Agents' option, with all warranties regarding the Collateral disclaimed; (iv) take control, in any manner, of any item of payment or proceeds relating to any Collateral; (v) prepare, file and sign such Borrower's name to a proof of claim in bankruptcy or similar document against any Account Debtor or to any notice of lien, assignment or satisfaction of lien or similar document in connection with any of the Collateral; (vi) receive, open and dispose of all mail addressed to such Borrower and notify postal authorities to change the address for delivery thereof to such address as Agents may designate; (vii) endorse the name of such Borrower upon any of the items of payment or proceeds relating to any Collateral and deposit the same to the account of Agents on account of the Obligations;
(viii) endorse the name of such Borrower upon any chattel paper, document, instrument, invoice, freight bill, bill of lading or similar document or agreement relating to the Accounts, Inventory and any other Collateral; (ix) use such Borrower's stationery and sign the name of such Borrower to verifications of the Accounts and notices thereof to Account Debtors; (x) use the information recorded on or contained in any data processing equipment and Computer Hardware and Software relating to the Accounts, Inventory, Equipment and any other Collateral; (xi) make and adjust claims under policies of insurance; and (xii) do all other acts and things necessary, in Agents' determination, to fulfill such Borrower's obligations under this Agreement. Notwithstanding the foregoing, Agents may, in their sole discretion, engage in those activities specified in (a) clauses (iv), (vi) and (viii) of this Section 12.1.2 in
                                                               --------------
conjunction with the management of Borrowers' and their Restricted Subsidiaries' blocked account arrangements and (b) clause (ix) of this Section 12.1.2 in
                                                               --------------
conjunction  with  Agents'  audits  of  Borrowers  and  their  Subsidiaries.
     The power of attorney granted hereby shall constitute a power coupled with an interest and shall be irrevocable.
12.2     Indemnity.
         ---------
       Each Borrower hereby agrees to indemnify Agents and each Lender (and each of their Affiliates) and hold Agents and each Lender (and each of their Affiliates) harmless (to the extent set out in Section 1.3(a)) from and against
                                                --------------
any liability, loss, damage, suit, action, proceeding or order ever suffered or incurred by any such Person (including reasonable legal fees and legal expenses) as the result of such Borrower's failure to observe, perform or discharge such Borrower's duties hereunder (except to the extent resulting from the gross negligence or intentional misconduct of Agent or Lenders provided such gross negligence or intentional misconduct shall not excuse the performance of any such Person of its Obligations hereunder or under the other Loan Documents). In addition, each Borrower shall defend Agents and each Lender (and each of their Affiliates) against and save it harmless from all claims of any Person with respect to the Collateral (except to the extent resulting from the gross negligence or intentional misconduct of any such Person). Without limiting the generality of the foregoing, these indemnities shall extend to any claims asserted against Agents or any Lender (and each of their Affiliates) by any Person under any Environmental Laws by reason of any Borrower's failure to comply with laws applicable to solid or hazardous waste materials or other toxic substances. Notwithstanding any contrary provision in this Agreement, the obligation of each Borrower under this Section 12.2 shall survive the payment in
                                       ------------
full  of  the  Obligations  and  the  termination  of  this  Agreement.
12.3     Sale  of  Interest.
         ------------------
       Borrowers may not sell, assign or transfer any interest in this Agreement, any of the other Loan Documents, or any of the Obligations, or any portion thereof, including, without limitation, Borrowers' rights, title, interests, remedies, powers, and duties hereunder or thereunder.
12.4     Severability.
         ------------
       Wherever possible, each provision of this Agreement shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement shall be prohibited by or invalid under applicable law, such provision shall be ineffective only to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Agreement.
12.5     Successors  and  Assigns.
         ------------------------
       This Agreement, the Other Agreements and the Security Documents shall be binding upon and inure to the benefit of the successors and assigns of
Borrowers,  Agents  and  each  Lender  permitted  under  Section  11.9  hereof.
                                                         -------------
12.6     Cumulative  Effect;  Conflict  of  Terms.
         ----------------------------------------
       The provisions of the Other Agreements and the Security Documents are hereby made cumulative with the provisions of this Agreement. Except as otherwise provided in any of the other Loan Documents by specific reference to the applicable provision of this Agreement, if any provision contained in this Agreement is in direct conflict with, or inconsistent with, any provision in any of the other Loan Documents, the provision contained in this Agreement shall govern and control.
12.7     Execution  in  Counterparts.
         ---------------------------
       This Agreement may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which counterparts taken together shall constitute but one and the same instrument.
12.8     Notice.
         ------
       Except as otherwise provided herein, all notices, requests and demands to or upon a party hereto, to be effective, shall be in writing, return receipt requested, by personal delivery against receipt, by overnight courier or by facsimile and, unless otherwise expressly provided herein, shall be deemed to have been validly served, given, delivered or received immediately when delivered against receipt, one Business Day after deposit with an overnight courier or, in the case of facsimile notice, when sent, addressed as follows:
     Fleet  Capital  Corporation
     One  South  Wacker  Drive
     Suite  1400
     Chicago,  Illinois  60606
If  to  Agent,  Canadian  Agent  or     Attention:  Loan  Administration Manager
U.K.  Agent:     Facsimile  No.:  (312)  827-4222
     Latham  &  Watkins
     233  S.  Wacker  Drive,  Suite  5800
     Chicago,  Illinois  60606
     Attention:  David  Crumbaugh
With  a  copy  to:     Facsimile  No.:  (312)  993-9767
     Borden  Chemical,  Inc.
     180  East  Broad  Street
     Columbus,  OH  43215
     Attention:  Treasurer
If  to  Borrower  Representative:     Facsimile  No.:  (614)  225-3339
     Borden  Chemical,  Inc.
     180  East  Broad  Street
     Columbus,  OH  43215
     Attention:  General  Counsel
With  a  copy  to:     Facsimile  No.:  (614)  225-7495
or to such other address as each party may designate for itself by notice given in accordance with this Section 12.8; provided, however, that any notice,
                            -------------   --------
request  or demand to or upon Agents or a Lender pursuant to subsection 3.1.1 or
                                                             ----------------
4.2.2  hereof  shall  not  be effective until received by Agents or such Lender.
-----
12.9     Consent.
         -------
       Whenever Agents', Majority Lenders' or all Lenders' consent is required to be obtained under this Agreement, any of the Other Agreements or any of the Security Documents as a condition to any action, inaction, condition or event, except as otherwise specifically provided herein, Agents, Majority Lenders or all Lenders, as applicable, shall be authorized to give or withhold such consent in their sole and absolute, unfettered discretion and to condition its consent upon the giving of additional Collateral security for the Obligations, the payment of money or any other matter.
12.10     Credit  Inquiries.
          -----------------
       Each Borrower hereby authorizes and permits Agents and each Lender to respond to usual and customary credit inquiries from third parties concerning such Borrower or any of its Subsidiaries.
12.11     Time  of  Essence.
          -----------------
       Time is of the essence of this Agreement, the Other Agreements and the Security Documents.
12.12     Entire  Agreement.
          -----------------
       This Agreement and the other Loan Documents, together with all other instruments, agreements and certificates executed by the parties in connection therewith or with reference thereto, embody the entire understanding and agreement between the parties hereto and thereto with respect to the subject matter hereof and thereof and supersede all prior agreements, understandings and inducements, whether express or implied, oral or written.
12.13     Interpretation.
          --------------
       No provision of this Agreement or any of the other Loan Documents shall be construed against or interpreted to the disadvantage of any party hereto by any court or other governmental or judicial authority by reason of such party having or being deemed to have structured or dictated such provision.
12.14     Confidentiality.
          ---------------
       Agent  and  each  Lender  shall  hold  all nonpublic information obtained pursuant to the requirements of this Agreement in accordance with Agents' and such Lender's customary procedures for handling confidential information of this nature and in accordance with safe and sound banking practices and in any event may make disclosure reasonably required by a prospective participant or assignee in connection with the contemplated participation or assignment or as required or requested by any governmental authority or representative thereof or pursuant to legal process and shall require any such participant or assignee to agree to comply with this Section 12.14.
                    --------------
12.15     GOVERNING  LAW;  CONSENT  TO  FORUM.
          -----------------------------------
       THIS AGREEMENT HAS BEEN NEGOTIATED, EXECUTED AND DELIVERED IN AND SHALL BE DEEMED TO HAVE BEEN MADE IN CHICAGO, ILLINOIS. THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF ILLINOIS; PROVIDED, HOWEVER, THAT IF ANY OF THE COLLATERAL SHALL BE LOCATED IN ANY
--------
JURISDICTION OTHER THAN ILLINOIS, THE LAWS OF SUCH JURISDICTION SHALL GOVERN THE
-------
METHOD, MANNER AND PROCEDURE FOR FORECLOSURE OF AGENTS' LIEN UPON SUCH COLLATERAL AND THE ENFORCEMENT OF AGENTS' AND LENDER'S OTHER REMEDIES IN RESPECT OF SUCH COLLATERAL TO THE EXTENT THAT THE LAWS OF SUCH JURISDICTION ARE DIFFERENT FROM OR INCONSISTENT WITH THE LAWS OF ILLINOIS. AS PART OF THE CONSIDERATION FOR NEW VALUE RECEIVED, AND REGARDLESS OF ANY PRESENT OR FUTURE DOMICILE OR PRINCIPAL PLACE OF BUSINESS OF ANY BORROWER, AGENTS OR ANY LENDER, EACH BORROWER HEREBY CONSENTS AND AGREES THAT THE CIRCUIT COURT OF COOK COUNTY, ILLINOIS, OR, AT AGENT'S OPTION, THE UNITED STATES DISTRICT COURT FOR THE NORTHERN DISTRICT OF ILLINOIS, EASTERN DIVISION, SHALL HAVE EXCLUSIVE JURISDICTION TO HEAR AND DETERMINE ANY CLAIMS OR DISPUTES BETWEEN ANY BORROWER ON THE ONE HAND AND AGENTS OR ANY LENDER ON THE OTHER HAND PERTAINING TO THIS AGREEMENT OR TO ANY MATTER ARISING OUT OF OR RELATED TO THIS AGREEMENT; PROVIDED, THAT AGENTS, LENDERS, U.K. PARTICIPANTS AND CANADIAN PARTICIPANTS ACKNOWLEDGE THAT ANY APPEALS FROM THOSE COURTS MAY HAVE TO BE HEARD BY A COURT LOCATED OUTSIDE OF SUCH JURISDICTION AND; PROVIDED, FURTHER THAT NOTHING IN THIS
                                          --------  -------
AGREEMENT SHALL BE DEEMED OR OPERATE TO PRECLUDE AGENTS FROM BRINING SUIT OR TAKING OTHER LEGAL ACTION IN ANY OTHER JURISDICTION TO REALIZE ON THE COLLATERAL OR ANY OTHER SECURITY FOR THE OBLIGATIONS OR TO ENFORCE A JUDGMENT OR OTHER COURT ORDER IN FAVOR OF AGENTS. EACH BORROWER EXPRESSLY SUBMITS AND CONSENTS IN ADVANCE TO SUCH JURISDICTION IN ANY ACTION OR SUIT COMMENCED IN ANY SUCH COURT, AND EACH BORROWER HEREBY WAIVES ANY OBJECTION WHICH SUCH BORROWER MAY
HAVE  BASED  UPON  LACK  OF  PERSONAL  JURISDICTION, IMPROPER VENUE OR FORUM NON
                                                                       ----- ---
CONVENIENS AND HEREBY CONSENTS TO THE GRANTING OF SUCH LEGAL OR EQUITABLE RELIEF
     -----
AS IS DEEMED APPROPRIATE BY SUCH COURT. EACH BORROWER HEREBY WAIVES PERSONAL SERVICE OF THE SUMMONS, COMPLAINT AND OTHER PROCESS ISSUED IN ANY SUCH ACTION OR SUIT AND AGREES THAT SERVICE OF SUCH SUMMONS, COMPLAINT AND OTHER PROCESS MAY BE MADE BY REGISTERED OR CERTIFIED MAIL ADDRESSED TO BORROWER REPRESENTATIVE AT THE ADDRESS SET FORTH IN THIS AGREEMENT AND THAT SERVICE SO MADE SHALL BE DEEMED COMPLETED UPON THE EARLIER OF BORROWER REPRESENTATIVE'S ACTUAL RECEIPT THEREOF OR 3 DAYS AFTER DEPOSIT IN THE MAIL, PROPER POSTAGE PREPAID. NOTHING IN THIS AGREEMENT SHALL BE DEEMED OR OPERATE TO AFFECT THE RIGHT OF AGENTS OR ANY LENDER TO SERVE LEGAL PROCESS IN ANY OTHER MANNER PERMITTED BY LAW, OR TO PRECLUDE THE ENFORCEMENT BY AGENTS OR ANY LENDER OF ANY JUDGMENT OR ORDER OBTAINED IN SUCH FORUM OR THE TAKING OF ANY ACTION UNDER THIS AGREEMENT TO ENFORCE SAME IN ANY OTHER APPROPRIATE FORUM OR JURISDICTION.
12.16     WAIVERS  BY  BORROWER.
          ---------------------
       EACH BORROWER WAIVES (I) THE RIGHT TO TRIAL BY JURY (WHICH AGENTS AND EACH LENDER HEREBY ALSO WAIVE) IN ANY ACTION, SUIT, PROCEEDING OR COUNTERCLAIM OF ANY KIND ARISING OUT OF OR RELATED TO ANY OF THE LOAN DOCUMENTS, THE OBLIGATIONS OR THE COLLATERAL; (II) PRESENTMENT, DEMAND AND PROTEST AND NOTICE OF PRESENTMENT, PROTEST, DEFAULT, NON PAYMENT, MATURITY, RELEASE, COMPROMISE, SETTLEMENT, EXTENSION OR RENEWAL OF ANY OR ALL COMMERCIAL PAPER, ACCOUNTS, CONTRACT RIGHTS, DOCUMENTS, INSTRUMENTS , CHATTEL PAPER AND GUARANTIES AT ANY TIME HELD BY AGENTS OR ANY LENDER ON WHICH BORROWERS MAY IN ANY WAY BE LIABLE AND HEREBY RATIFIES AND CONFIRMS WHATEVER AGENTS OR ANY LENDER MAY DO IN THIS REGARD; (III) NOTICE PRIOR TO AGENTS' TAKING POSSESSION OR CONTROL OF THE COLLATERAL OR ANY BOND OR SECURITY WHICH MIGHT BE REQUIRED BY ANY COURT PRIOR TO ALLOWING AGENTS TO EXERCISE ANY REMEDIES; (IV) THE BENEFIT OF ALL VALUATION, APPRAISEMENT AND EXEMPTION LAWS; (V) NOTICE OF ACCEPTANCE HEREOF AND (VI) EXCEPT AS PROHIBITED BY LAW, ANY RIGHT TO CLAIM OR RECOVER ANY SPECIAL, EXEMPLARY, PUNITIVE OR CONSEQUENTIAL DAMAGES OR ANY DAMAGES OTHER THAN, OR IN ADDITION TO, ACTUAL DAMAGES. EACH BORROWER ACKNOWLEDGES THAT THE FOREGOING WAIVERS ARE A MATERIAL INDUCEMENT TO AGENTS' AND EACH LENDER'S ENTERING INTO THIS AGREEMENT AND THAT AGENTS AND EACH LENDER ARE RELYING UPON THE FOREGOING WAIVERS IN THEIR FUTURE DEALINGS WITH EACH BORROWER. EACH BORROWER WARRANTS AND REPRESENTS THAT IT HAS REVIEWED THE FOREGOING WAIVERS WITH ITS LEGAL COUNSEL AND HAS KNOWINGLY AND VOLUNTARILY WAIVED ITS JURY TRIAL RIGHTS FOLLOWING CONSULTATION WITH LEGAL COUNSEL. IN THE EVENT OF LITIGATION, THIS AGREEMENT MAY BE FILED AS A WRITTEN CONSENT TO A TRIAL BY THE COURT.
12.17     Advertisement.
          -------------
       Each Borrower hereby authorizes Agent to publish the name of such Borrower and the amount of the credit facility provided hereunder in any "tombstone" or comparable advertisement which Agent elects to publish.
12.18     English  Language.
          -----------------
       The parties hereby confirm their express wish that this Agreement and all documents and agreements directly and indirectly related thereto, including notices, be drawn up in English. Notwithstanding such express wish, the parties agree that any of such documents, agreements and notices or any part thereof or of this Agreement may be drawn up in French. Les parties reconnaissent leur volont express que la pr sente covention aninsi que tous les documents et conventions qui s'y rattachent directement ou indirectement, y compris les avis, soient r dig s en langue anglaise. Nonobstant telle volont expresse, les parties conviennent que n'importe quell desdits documents, conventions et avis ou toute partie de ceux-ci ou de cette convention puissant tre r dig s en langue francaise.




























































































     IN WITNESS WHEREOF, this Agreement has been duly executed on the day and year specified at the beginning of this Agreement.
BORDEN  CHEMICAL,  INC.

By  _________________________________________
Its
BORDEN  CHEMICAL  CANADA,  INC.

By
Its
BORDEN  CHEMICAL  UK  LIMITED

By
Its
BORDEN  CHEMICAL  GB  LIMITED  F/K/A  BLAGDEN  CHEMICALS  LIMITED

By
Its
FLEET  CAPITAL  CORPORATION,
  as  Agent  and  as  a  Lender
By
Title
U.S.  Revolving Loan Commitment:  $37,500,000, less such Lender's Revolving Loan
                                               ----
Percentage  multiplied  by  the  sum  of  the  U.K.  Obligations  and  Canadian
            --------------
Obligations
Facility  Office:
_____________________
_____________________
_____________________
_____________________

FLEET NATIONAL BANK, LONDON U.K. BRANCH, trading as FleetBoston Financial, as U.K. Agent and as U.K. Lender
By
Title
U.K.  Sublimit:  $5,142,857.14,  as  adjusted  pursuant  to Section 1.1.1 hereof

Facility  Office:
_____________________
_____________________
_____________________
_____________________

FLEET  CAPITAL  CANADA  CORPORATION,
  as  Canadian  Agent  and  as  Canadian  Lender
By
Title
Canadian  Sublimit:  $9,214,285.71, as adjusted pursuant to Section 1.1.1 hereof

Facility  Office:
_____________________
_____________________
_____________________
_____________________
































U.S. BANK NATIONAL ASSOCIATION, as a Lender, U.K Participant and Canadian Participant
By  ______________________________________
Title  ____________________________________
U.S.  Revolving Loan Commitment:  $24,000,000, less such Lender's Revolving Loan
                                               ----
Percentage  multiplied  by  the  sum  of  the  U.K.  Obligations  and  Canadian
            --------------
Obligations
Canadian  Sublimit:  $5,897,142.86, as adjusted pursuant to Section 1.1.1 hereof

U.K.  Sublimit:  $3,291,428.57,  as  adjusted  pursuant  to Section 1.1.1 hereof

Facility  Office:
425  Walnut  Street
Location  CN-OH-W14S
Cincinnati,  Ohio  45202
Attn:  Mr.  Jeffrey  A.  Kessler
Telephone:  513-632-3271
Fax:  513-632-2040






































































FIFTH THIRD BANK (CENTRAL OHIO) as a Lender, U.K Participant and Canadian Participant
By  ______________________________________
Title  ____________________________________
U.S.  Revolving  Loan Commitment:  $7,500,000, less such Lender's Revolving Loan
                                               ----
Percentage  multiplied  by  the  sum  of  the  U.K.  Obligations  and  Canadian
            --------------
Obligations
Canadian  Sublimit:  $1,842,857.14, as adjusted pursuant to Section 1.1.1 hereof

U.K.  Sublimit:  $1,028,571.43,  as  adjusted  pursuant  to Section 1.1.1 hereof

Facility  Office:
21  E.  State  Street
Columbus,  OH  43215
Fax:  614-341-2606
Attention:  John  Beardslee

































































PNC BANK, NATIONAL ASSOCIATION, as a Lender, U.K Participant and Canadian Participant
By  ______________________________________
Title  ____________________________________
U.S.  Revolving Loan Commitment:  $24,000,000, less such Lender's Revolving Loan
                                               ----
Percentage  multiplied  by  the  sum  of  the  U.K.  Obligations  and  Canadian
            --------------
Obligations
Canadian  Sublimit:  $5,897,142.86, as adjusted pursuant to Section 1.1.1 hereof

U.K.  Sublimit:  $3,291,428.57,  as  adjusted  pursuant  to Section 1.1.1 hereof

Facility  Office:
_____________________
_____________________
_____________________
_____________________



































































     ORIX FINANCIAL SERVICES, INC., as a Lender, U.K Participant and Canadian Participant
By  ______________________________________
Title  ____________________________________
U.S.  Revolving Loan Commitment:  $14,000,000, less such Lender's Revolving Loan
                                               ----
Percentage  multiplied  by  the  sum  of  the  U.K.  Obligations  and  Canadian
            --------------
Obligations
Canadian  Sublimit:  $3,440,000.00, as adjusted pursuant to Section 1.1.1 hereof

U.K.  Sublimit:  $1,920,000.00,  as  adjusted  pursuant  to Section 1.1.1 hereof

Facility  Office:
_____________________
_____________________
_____________________
_____________________












































































     FOOTHILL CAPITAL CORPORATION, as a Lender, U.K Participant and Canadian Participant
By  ______________________________________
Title  ____________________________________
U.S.  Revolving Loan Commitment:  $24,000,000, less such Lender's Revolving Loan
                                               ----
Percentage  multiplied  by  the  sum  of  the  U.K.  Obligations  and  Canadian
            --------------
Obligations
Canadian  Sublimit:  $5,897,142.86, as adjusted pursuant to Section 1.1.1 hereof

U.K.  Sublimit:  $3,291,428.57,  as  adjusted  pursuant  to Section 1.1.1 hereof

Facility  Office:
2450  Colorado  Avenue,  Suite  3000  West
Santa  Monica,  California  90404
Attn:  Juan  Barrera


































































THE PROVIDENT BANK, as a Lender, U.K Participant and Canadian Participant By ______________________________________
Title  ____________________________________
U.S.  Revolving Loan Commitment:  $10,000,000, less such Lender's Revolving Loan
                                               ----
Percentage  multiplied  by  the  sum  of  the  U.K.  Obligations  and  Canadian
            --------------
Obligations
Canadian  Sublimit:  $2,457,142.86, as adjusted pursuant to Section 1.1.1 hereof

U.K.  Sublimit:  $1,371,428.57,  as  adjusted  pursuant  to Section 1.1.1 hereof

Facility  Office:
_____________________
_____________________
_____________________
_____________________

































































BANK  OF  AMERICA,  N.  A.,  as  a  Lender  and  U.K.  Participant
By  ______________________________________
Title  ____________________________________
U.S.  Revolving Loan Commitment:  $24,000,000, less such Lender's Revolving Loan
                                               ----
Percentage  multiplied  by  the  sum  of  the  U.K.  Obligations  and  Canadian
            --------------
Obligations
U.K.  Sublimit:  $3,291,428.57,  as  adjusted  pursuant  to Section 1.1.1 hereof

Facility  Office:
_____________________
_____________________
_____________________
_____________________








































































BANK OF AMERICA, NATIONAL ASSOCIATION, BY ITS CANADA BRANCH, as a Canadian Participant
By  ______________________________________
Title  ____________________________________
Canadian  Sublimit:  $5,897,142.86, as adjusted pursuant to Section 1.1.1 hereof

Facility  Office:
_____________________
_____________________
_____________________
_____________________














































































WHITEHALL BUSINESS CREDIT CORPORATION, as a Lender, U.K Participant and Canadian Participant
By  ______________________________________
Title  ____________________________________
U.S.  Revolving Loan Commitment:  $10,000,000, less such Lender's Revolving Loan
                                               ----
Percentage  multiplied  by  the  sum  of  the  U.K.  Obligations  and  Canadian
            --------------
Obligations
Canadian  Sublimit:  $2,457,142.86, as adjusted pursuant to Section 1.1.1 hereof

U.K.  Sublimit:  $1,371,428.57,  as  adjusted  pursuant  to Section 1.1.1 hereof

Facility  Office:
_____________________
_____________________
_____________________
_____________________







































































                                   APPENDIX A
                               GENERAL DEFINITIONS
     When used in the Loan and Security Agreement dated as of September 23, 2002, by and among Fleet Capital Corporation, individually and as Agent, the other financial institutions which are or become parties thereto, (a) the terms Certificated Security, Chattel Paper, Commercial Tort Claims, Deposit Account,
----------------------   -------------  ----------------------  ---------------
Document, Electronic Chattel Paper, Equipment, Financial Asset, Fixture, General
--------  ------------------------  ---------  ---------------  -------  -------
Intangibles,  Goods,  Instruments,  Inventory,  Investment  Property,
-----------   -----   -----------   ---------   --------------------
Letter-of-Credit  Rights,  Payment  Intangibles,  Proceeds,  Security,  Security
-----------  -----------   --------------------   --------   --------   --------
Entitlement,  Software,  Supporting  Obligations,  Tangible  Chattel  Paper  and
-----------   --------   -----------------------   ------------------------
Uncertificated  Security have the respective meanings assigned thereto under the
------------------------
UCC or the PPSA, as applicable; (b) all terms reflecting Collateral having the meanings assigned thereto under the UCC or the PPSA, as applicable, shall be deemed to mean such Property, whether now owned or hereafter created or acquired by the applicable Borrower or in which the applicable Borrower now has or hereafter acquires any interest; (c) to the extent that any term reflecting Collateral has different meanings under the PPSA and the UCC, such term shall be defined in the alternative so as to include both meanings; (d) capitalized terms which are not otherwise defined have the respective meanings assigned thereto in said Loan and Security Agreement; and (e) the following terms shall have the following meanings (terms defined in the singular to have the same meaning when used in the plural and vice versa):
Account  -  has  the  meaning  assigned  thereto  under the UCC and, in addition
-------
thereto,  shall  include all "accounts receivable" and "accounts," as such terms
------
are defined in the PPSA and shall include as to U.K. Borrowers: the amounts now or subsequently standing to the credit of any account which each U.K. Borrower has, or has an interest in, with any person and the debts represented thereby and all book and other debts and monetary claims now or subsequently due or owing to each U.K. Borrower, the proceeds of the same and the benefit of all securities or investments, Liens and guarantees or other rights of any nature now or subsequently enjoyed or held by it in relation thereto (other than Accounts).
Account  Debtor  - any Person who is or may become obligated under or on account
---------------
of any Account, Contract Right, Chattel Paper or General Intangible. Affiliate - a Person (other than a Subsidiary): (i) which directly or indirectly
---------
through one or more intermediaries controls, or is controlled by, or is under common control with, a Person; (ii) which beneficially owns or holds 10% or more of any class of the Voting Stock of a Person; or (iii) 10% or more of the Voting Stock (or in the case of a Person which is not a corporation, 10% or more of the equity interest) of which is beneficially owned or held by a Person or a Subsidiary of a Person.
Agent  -  Fleet  Capital  Corporation  in  its capacity as agent for itself, the
-----
Lenders,  Canadian Agent and U.K. Agent under the Agreement and any successor in
-----
that  capacity  appointed  pursuant  to  Section  11.11  of  the  Agreement.
                                         --------------
Agents  -  Agent,  Canadian  Agent  and  U.K.  Agent.
------
Agent  Loans  -  as  defined  in  subsection  1.1.5  of  the  Agreement.
------------                      -----------------
Aggregate Availability - the sum of the U.S. Availability, U.K. Availability and
----------------------
Canadian  Availability,  in  the  aggregate.
Aggregate  Borrowing  Base  - as at any date of determination thereof, an amount
--------------------------
equal  to the lesser of (i) the Revolving Credit Maximum Amount; or (ii) the sum
--
of the U.S. Borrowing Base, the U.K. Borrowing Base and the Canadian Borrowing Base.
Aggregate  Percentage - with respect to each Lender, the percentage equal to the
---------------------
quotient  of  (i) such Lender's Loan Commitment divided by (ii) the aggregate of
                                                -------
all  Loan  Commitments.
Agreement - the Loan and Security Agreement referred to in the first sentence of
---------
Appendix A, all Exhibits and Schedules thereto and this Appendix A, as each of the same may be amended from time to time.
     Applicable  Margin  -
     ------------------
     (a) with respect to Revolving Credit Loans to U.K. Borrowers and Canadian Borrower, from the Closing Date to, but not including the first Adjustment Date (as hereinafter defined), 2.25%. The percentage set forth in the immediately preceding sentence will be adjusted on the first day of the month following delivery by Borrowers to Agent of the financial statements required to be delivered pursuant to subsection 8.1.3(ii) of the Agreement for
                                       --------------------
each fiscal quarter during the Term, commencing with the first fiscal quarter ending December 31, 2002 (each such date an "Adjustment Date"), effective prospectively, by reference to the Leverage Ratio for the four quarters most recently ending in accordance with the following:

                                            Leverage Ratio          Adjustment
                                            --------------          ----------
Less than 1.0 to 1.0          2.25%
   Greater than or equal to 1.0 to 1.0 but less than 1.5 to 1.0          2.50%
   Greater than or equal to 1.5 to 1.0 but less than 2.0 to 1.0          2.75%
               Greater than or equal to 2.0 to 1.0          3.00%

provided  that,  (i)  if  Borrowers' audited financial statements for any fiscal
--------
year  delivered  pursuant  to  subsection  8.1.3(i)  of  the Agreement reflect a
---                            --------------------
Financial  Measurement  (as hereinabove defined) that yields a higher Applicable
---
Margin than that yielded by the quarterly financial statements previously delivered pursuant to subsection 8.1.3(ii) of the Agreement for the last quarter
-                     --------------------
of such fiscal year, the Applicable Margin shall be readjusted retroactively for the period that was incorrectly calculated and (ii) if Borrowers fail to deliver the financial statements required to be delivered pursuant to subsection
                                                                      ----------
8.1.3(i)  or  subsection  8.1.3(ii)  of  the Agreement on or before the due date
       -      ---------------------
thereof, the interest rate shall automatically adjust to the highest interest rate set forth above, effective prospectively from such due date until the next Adjustment Date. For purposes hereof, "Financial Measurement" shall mean the Leverage Ratio.
     (b) with respect to Revolving Credit Loans to U.S. Borrower, from the Closing Date to, but not including, the first Adjustment Date (as hereinabove defined) the percentages set forth below with respect to the Base Rate Revolving Portion and the LIBOR Revolving Portion:
Base  Rate  Revolving  Portion     0.75%
LIBOR  Revolving  Portion     2.25%

     The percentages set forth above will be adjusted on the first day of the month following delivery by Borrowers to Agent of the financial statements required to be delivered pursuant to subsection 8.1.3(ii) of the Agreement for
                                       --------------------
each fiscal quarter during the Term, commencing with the first Adjustment Date, effective prospectively, by reference to the Leverage Ratio for the four quarters most recently ending in accordance with the following:

   Leverage Ratio     Base Rate Revolving Portion     LIBOR Revolving Portion
   --------------     ---------------------------     -----------------------
                     Less than 1.0 to 1.0     0.75     2.25%
Greater than or equal to 1.0 to 1.0 but less than 1.5 to 1.0     1.00%     2.50%
Greater than or equal to 1.5 to 1.0 but less than 2.0 to 1.0     1.25%     2.75%
             Greater than or equal to 2.0 to 1.0     1.50%     3.00%

provided  that,  (i)  if  Borrowers' audited financial statements for any fiscal
--------
year  delivered  pursuant  to  subsection  8.1.3(i)  of  the Agreement reflect a
---                            --------------------
Financial  Measurement  that yields a higher Applicable Margin than that yielded
---
by the quarterly financial statements previously delivered pursuant to subsection 8.1.3(ii) of the Agreement for the last quarter of such fiscal year,
-        ------------
the Applicable Margin shall be readjusted retroactively for the period that was incorrectly calculated and (ii) if Borrowers fail to deliver the financial statements  required  to  be  delivered  pursuant  to  subsection  8.1.3(i)  or
                                                       --------------------
subsection  8.1.3(ii)  of  the  Agreement on or before the due date thereof, the
         ------------
interest rate shall automatically adjust to the highest interest rate set forth above, effective prospectively from such due date until the next Adjustment Date.
     Appropriate  Notice  Office  - means the office of Agent located at 1 South
     ---------------------------
Wacker Drive, Suite 1400, Chicago, Illinois 60606, Attn: Borden Loan Administration Manager, facsimile: (312) 332-6532.
Appropriate  Payment  Office  - means with respect to (i) Revolving Credit Loans
----------------------------
and U.S. LC Obligations to U.S. Borrower, the office of Agent located at 1 South
--
Wacker Drive, Suite 1400, Chicago, Illinois 60606, Attn: Borden Loan Administration Manager, facsimile: (312) 332-6532, or such other office as Agent may designate to Borrower Representative and the Lenders from time to time, (ii) Revolving Credit Loans and U.K. LC Obligations to U.K. Borrowers, the office of Fleet National Bank located at 39 Victoria Street, London, SW1H OED, United Kingdom, or such other office as U.K. Agent may designate to Borrower Representative and the Lenders from time to time and (iii) Revolving Credit Loans to Canadian Borrower, the office of Canadian Agent located at 300 The East Mall, Suite 120, Toronto, Ontario, Canada M9B 6B7, or such other office as Canadian Agent may designate to Borrower Representative and the Lenders from time to time.
Assignment  and  Acceptance  Agreement  - an assignment and acceptance agreement
--------------------------------------
substantially in the form of Exhibit C hereto pursuant to which a Lender assigns
---
to another Lender all or any portion of any of such Lender's Revolving Loan Commitment, as permitted pursuant to the terms of this Agreement. Associated Costs Rate - with respect to any Revolving Credit Loan made to U.K.
-----------------------
Borrowers, the Mandatory Costs and up to date U.K. Loan Markets Association formula.
Bank  -  Fleet  National  Bank.
----
Base  Rate  -  (i)  with  respect  to  Revolving Credit Loans in Dollars to U.S.
----------
Borrower,  the rate of interest announced or quoted by Bank from time to time as
------
its prime rate for commercial loans for Dollars, whether or not such rate is the lowest rate charged by Fleet National Bank to its most preferred borrowers; and, if such prime rate for commercial loans is discontinued by Bank as a standard, a comparable reference rate designated by Bank as a substitute therefor shall be the Base Rate; (ii) with respect to Revolving Credit Loans to Canadian Borrower in (a) Dollars, a per annum rate of interest quoted by the Canadian Lender as its reference rate for commercial loans made by it in Canada in Dollars and (b) Canadian Dollars, the Canadian Prime Rate, and (iii) with respect to Revolving Credit Loans in Sterling, Euros or Dollars to U.K. Borrowers, the rate of interest announced or quoted by Fleet U.K. as its U.K. Base Rate for Sterling, Dollars and Euros, as applicable, whether or not such rate is the lowest rate charged by Fleet U.K. to its most preferred borrowers; and, if such U.K. Base Rate is discontinued by Fleet U.K. as a standard, a comparable reference rate designated by Fleet U.K. as a substitute therefor shall be the Base Rate.
Base  Rate  Portion  -  a  Base  Rate  Revolving  Portion.
-------------------
Base Rate Revolving Portion - that portion of the Revolving Credit Loans that is
---------------------------
not  subject  to  a  LIBOR  Option.
Borrower  Representative  -  has  the  meaning set forth in Section 3.12 hereof.
------------------------                                    ------------
Borrowing  Base  Certificate  -  a  certificate  by  a  Responsible  Officer  of
----------------------------
Borrowers,  substantially  in  the  form  of  Exhibit  8.1.4  (or  another  form
---------                                     --------------
acceptable  to  Agent)  setting forth the calculation of the Aggregate Borrowing
---------
Base,  U.S.  Borrowing  Base,  U.K.  Borrowing Base and Canadian Borrowing Base,
--
including  a  calculation of each component thereof, all in such detail as shall
--
be satisfactory to Agent. All calculations of the Aggregate Borrowing Base, U.S. Borrowing Base, U.K. Borrowing Base and Canadian Borrowing Base in connection with the preparation of any Borrowing Base Certificate shall originally be made by Borrowers and certified to Agent; provided, that Agent shall have the right to review and adjust, in the exercise of its reasonable credit judgment, any such calculation after giving notice thereof to Borrower Representative, (1) to reflect its reasonable estimate of declines in value of any of the Collateral described therein, and (2) to the extent that Agent determines that such calculation is not in accordance with this Agreement. All Borrowing Base Certificate calculations shall be made in Dollars at the exchange rates most recently quoted by Agent.
Business  Day  - any day excluding Saturday, Sunday and any day which is a legal
-------------
holiday  under  the laws of the (i) State of Wisconsin or the State of Illinois,
(ii) Province of Ontario, Canada, or (iii) City of London, England or is a day on which banking institutions located in either of such states, provinces or city, as applicable, are closed.
Canadian Agent - Fleet Canada, in its capacity as Canadian agent for itself, the
--------------
Lenders and U.K. Agent under the Agreement and any successor in that capacity appointed pursuant to the Agreement.
Canadian  Availability  - the amount of additional money which Canadian Borrower
----------------------
is entitled to borrow from time to time as Canadian Revolving Credit Loans, such amount being the lesser of (i) the Canadian Sublimit minus the Dollar Equivalent of the Canadian Revolving Credit Loans outstanding and (ii) the difference derived when the sum of the Dollar Equivalent of the principal amount of Canadian Revolving Credit Loans to Canadian Borrower then outstanding (including any amounts which Agent, Canadian Agent or Canadian Lender may have paid for the account of Canadian Borrower pursuant to any of the Loan Documents and which have not been reimbursed by Canadian Borrower), and the Dollar Equivalent of any reserves is subtracted from the Dollar Equivalent of the Canadian Borrowing Base. If the outstanding Canadian Obligations are equal to or greater than the Canadian Sublimit or the Canadian Borrowing Base, Canadian Availability is 0. Canadian BA - a depository bill as defined in the Depository Bills and Notes Act
-----------
(Canada) in Canadian Dollars that is in the form of an order drawn by a Borrower and accepted by the Canadian Lender.
Canadian  BA  Rate  -  for  the applicable Interest Period of a Canadian BA Rate
------------------
Loan, the rate of interest per annum equal to the annual rate of interest quoted
----
by Agent as being the rate of interest applicable to Canadian BAs with face amount similar to the principal amount of the applicable Canadian BA Rate Loan and for the applicable Interest Period.
Canadian  BA  Rate  Loan  - a Canadian Revolving Credit Loan in Canadian Dollars
------------------------
maintained  at  the  Canadian  BA  Rate.
---
Canadian  BA  Request  -  a  notice  in  writing  (or  by  telephone  confirmed
---------------------
electronically or by telecopy or other facsimile transmission on the same day as
-----------
the telephone request) from Borrower Representative to Canadian Agent requesting that interest on a Canadian Revolving Credit Loan be based on the Canadian BA Rate, specifying: (i) the first day of the Interest Period (which shall be a Business Day); (ii) the length of the Interest Period; (iii) whether the Canadian BA Rate Loan is a new Loan, a conversion of a Canadian Prime Rate Loan, or a continuation of a Canadian BA Rate Loan; and (iv) the Canadian Dollar Equivalent of the Canadian BA Rate Loan, which shall be in an amount not less than $1,000,000 Canadian Dollars or an integral multiple of $100,000 Canadian Dollars in excess thereof.
Canadian  Benefit  Plans  -  all  material  employee  benefit plans, programs or
------------------------
arrangements  of  any  nature  or  kind whatsoever that are not Canadian Pension
------
Plans and are maintained or contributed to by, or to which there is or may be an
----
obligation to contribute by, any Borrower or its Subsidiaries in respect of their employees or former employees in Canada.
Canadian  Borrower  -  Borden  Chemical  Canada,  Inc.
------------------
Canadian  Borrowing  Base  -  as at any date of determination thereof, an amount
-------------------------
equal  to  the  lesser  of:
---
     (i)     the  Canadian  Sublimit;  or
(ii)     an  amount  equal  to  the  sum  of
     (a) 85% of the net amount of Eligible Accounts of Canadian Borrower outstanding at such date; plus
                              ----
(b) the lesser of (a) 60% of the book value of Eligible Inventory of Canadian Borrower at such date and (b) $11,428,571; plus
                                                            ----
(c) 100% of any cash held as Canadian Collateral in a form and in an account (subject to a bank agency agreement) acceptable to Agent; plus
                                                                   ----
(d)     the  lesser  of  (a)  $13,700,000  or  (b)  60% of the appraised orderly liquidation value in place of Eligible Fixed Assets of Canadian Borrower. The original dollar limitation and percentage set forth in clause (d) shall be reduced by 14.28% in the first fiscal quarter ending on or after June 30, 2003 for which EBITDA of the Borrowers and their Subsidiaries on a Consolidated basis for the trailing four quarters is less than $130,000,000 and shall be reduced or further reduced by 3.57% for each fiscal quarter thereafter that EBITDA of the Borrowers and their Subsidiaries on a Consolidated basis for the trailing four quarters is less than $130,000,000.
The limitations set forth in the immediately preceding sentence and each of the advance rates set forth above may be adjusted downward by Agent, as Agent shall deem necessary or appropriate in its reasonable credit judgment, including, without limitation, adjustments with respect to Prior Claims or inventory subject to rights of suppliers under Section 81.1 of the Bankruptcy and Insolvency Act (Canada). For purposes hereof, (1) the net amount of Eligible Accounts at any time shall be the face amount of such Eligible Accounts less any and all returns, rebates, discounts (which may, at Agent's option, be calculated on shortest terms), credits, allowances or excise taxes of any nature at any time issued, owing, claimed by Account Debtors, granted, outstanding or payable in connection with such Accounts at such time and (2) the amount of Eligible Inventory shall be determined on a first-in, first-out, lower of cost or market basis in accordance with GAAP.
Canadian  Collateral  -  all of Canadian Borrower's right, title and interest in
--------------------
(i)  the  Property  and  interests  in  Property  described  in Section 5 of the
--                                                              ---------
Agreement,  and  (ii)  all  other Property and interests in Property that now or
--
hereafter  secure  the  payment  and  performance  of  any  of  the Obligations.
--
Canadian  Dollar  -  the  lawful  currency  of  Canada.
----------------
Canadian  Dollar  Equivalent  - the amount of Canadian Dollars as of any date of
----------------------------
determination  into  which  Dollars can be converted as determined in accordance
--
with  Section  1.4.
--    ------------
Canadian  Fronting  Fee  -  has  the  meaning  set  forth in Section 2.6 hereof.
-----------------------                                      -----------
Canadian  Lender  - Fleet Canada in its capacity as the Person obligated to make
----------------
Canadian Revolving Credit Loans to Canadian Borrower hereunder, together with its successors and assigns.
Canadian  Obligations  - means the outstanding principal balance of the Canadian
---------------------
Revolving Credit Loans made to Canadian Borrower and all accrued interest, fees and expenses with respect thereto.
Canadian  Participant  - means each Lender or its Affiliates as set forth on the
---------------------
execution pages to this Agreement or the relevant Assignment and Acceptance Agreement and identified as a Canadian Participant. Canadian Participant shall not include the Agents.
Canadian  Participating  Interest  -  with  respect to each Canadian Participant
---------------------------------
other  than  Canadian  Lender  and  U.K.  Lender,  such  Canadian  Participant's
----
obligation  to  fund  a  Participating Interest in the Canadian Revolving Credit
----
Loans  as  set  forth  in  Section  3.13  of  the  Agreement.
---                        -------------
Canadian  Pension  Plans  -  means  each  plan,  program or arrangement which is
------------------------
required  to  be  registered  as  a  pension  plan  under any applicable pension
------
benefits  standards  or  tax  statute  and/or regulation in Canada maintained or
------
contributed  to  by,  or to which there is or may be an obligation to contribute
----
by,  any  Borrower or its Subsidiaries in respect of their Canadian employees or
--
former  employees.
Canadian  Prime Rate - a per annum rate of interest quoted by Canadian Lender as
--------------------
its reference rate for commercial loans made by it in Canada in Canadian Dollars. The reference rate is a rate determined by Canadian Lender based upon various factors including its cost of funds and desired return, general economic conditions and other factors, and is used as a reference point for pricing some loans, which may be priced at, above, or below, such quoted rate. Canadian Prime Rate Loans - a Canadian Revolving Credit Loan maintained at the
---------------------------
Canadian  Prime  Rate.
Canadian  Revolving  Credit  Loan  -  as  defined  in subsection 1.1.1(c) of the
---------------------------------                     -------------------
Agreement.
------
Canadian  Sublimit - with respect to all Lenders, initially, the Canadian Dollar
------------------
Equivalent of $43,000,000 and with respect to any Lender, such Lender's (or its Affiliate's) commitment to purchase Canadian Revolving Credit Loans and thereafter to fund Canadian Revolving Credit Loans in Canadian Dollars and Dollars to Canadian Borrower, expressed in Dollar Equivalents (including such Lender's or its Affiliate's Canadian Participating Interest and deducting such Canadian Participating Interests from Canadian Lender's Commitment), as initially set forth on the signature page of the Agreement or any Assignment and Acceptance Agreement executed by such Lender, in each case as adjusted from time to time in accordance with this Agreement.
Canadian  Subsidiary - a Subsidiary organized under the laws of Canada or one of
--------------------
its  provinces.
Capital  Expenditures  -  expenditures  made  or  liabilities  incurred  for the
---------------------
acquisition  of any fixed assets or improvements, replacements, substitutions or
-------
additions thereto which have a useful life of more than one year, including the total principal portion of Capitalized Lease Obligations.
Capitalized Lease Obligation - any Indebtedness represented by obligations under
----------------------------
a lease that is required to be capitalized for financial reporting purposes in accordance with GAAP.
Closing Date - the date on which all of the conditions precedent in Section 9 of
------------                                                        ---------
the Agreement are satisfied or waived and the initial Loan is made or the initial Letter of Credit or LC Guaranty is issued under the Agreement. Collateral - the aggregate of the U.S. Collateral, U.K. Collateral and Canadian
----------
Collateral.
Companies  Act  -  means  the  Companies  Act  of  1985  of  England  and Wales.
--------------
Compliance  Certificate  -  as  defined  in  subsection  8.1.3 of the Agreement.
-----------------------                      -----------------
Computer Hardware and Software - all of each Borrower's rights (including rights
------------------------------
as licensee and lessee) with respect to (i) computer and other electronic data processing hardware, including all integrated computer systems, central processing units, memory units, display terminals, printers, computer elements, card readers, tape drives, hard and soft disk drives, cables, electrical supply hardware, generators, power equalizers, accessories, peripheral devices and other related computer hardware; (ii) all Software and all software programs designed for use on the computers and electronic data processing hardware described in clause (i) above, including all operating system software, utilities and application programs in any form (source code and object code in magnetic tape, disk or hard copy format or any other listings whatsoever); (iii) any firmware associated with any of the foregoing; and (iv) any written documentation for hardware, Software and firmware described in clauses (i), (ii) and (iii) above, including flow charts, logic diagrams, manuals, specifications, training materials, charts and pseudo codes.
Consolidated  -  the  consolidation  in  accordance with GAAP of the accounts or
------------
other  items  as  to  which  such  term  applies.
----
Contaminant  -  any  waste,  pollutant,  hazardous  substance,  toxic substance,
-----------
hazardous  waste,  special  waste,  petroleum  or petroleum-derived substance or
------
waste, asbestos in any form or condition, polychlorinated biphenyls ("PCBs"), or
----
any  constituent  of  any  such  substance  or  waste.
Contract  Right  - any right of any Borrower to payment under a contract for the
---------------
sale or lease of goods or the rendering of services, which right is at the time not yet earned by performance.
CSFB  Letter  of  Credit  Agreement  - means the Reimbursement Agreement between
-----------------------------------
Credit  Suisse First Boston, New York Branch and Borden Chemical, Inc., dated as
----
of  January  18,  2002,  as  amended.
Current Assets - at any date means the amount at which all of the current assets
--------------
of a Person would be properly classified as current assets shown on a balance sheet at such date in accordance with GAAP.
Default - an event or condition the occurrence of which would, with the lapse of
-------
time  or  the  giving  of  notice,  or  both,  become  an  Event  of  Default.
Default  Rate  -  as  defined  in  subsection  2.1.2  of  the  Agreement.
-------------                      -----------------
Derivative  Obligations  -  every  obligation  of  a  Person  under  any forward
-----------------------
contract,  futures  contract, exchange contract, swap, option or other financing
--------
agreement or arrangement (including, without limitation, caps, floors, collars and similar agreement), the value of which is dependent upon interest rates, currency exchange rates, commodities or other indices.
Distribution  -  in respect of any Person means and includes: (i) the payment of
------------
any dividends or other distributions on Securities (except distributions in such Securities) and (ii) the redemption or acquisition of Securities of such Person, as the case may be, unless made contemporaneously from the net proceeds of the sale of Securities.
Dollars  or  $  -  the  lawful currency of the United States of America.  Unless
--------------
otherwise  specified,  all  payments  under  the Loan Documents shall be made in
----
Dollars.
----
Dollar Equivalent - the amount of Dollars, as of any date of determination, into
-----------------
which Canadian Dollars, Sterling or Euros (as the context may require) can be converted in accordance with Section 1.4 of the Agreement.
                                 ------------
Dominion  Account  - a special bank account or accounts of Agent, Canadian Agent
-----------------
or  U.K.  Agent, as applicable, established by a Borrower pursuant to subsection
-                                                                     ----------
6.2.4  of  the  Agreement at banks selected by such Borrower (provided that U.K.
-----
Borrowers  shall  select  Fleet  U.K.),  but  acceptable to Agents in their sole
--
discretion,  and  over  which  Agent, Canadian Agent, U.K. Agent, as applicable,
--
shall  have  (a)  in  the  case  of U.K. Borrowers' accounts, sole and exclusive
--
access  and  control  for  withdrawal  purposes  and  (b)  in  the  case of U.S.
--
Borrower's  and  Canadian  Borrower's  accounts, control and springing exclusive
--
access  for  withdrawal  purposes  (which  shall be subject to full dominion and
--
control  at  any time that Aggregate Availability is less than $35,000,000 or an
--
Event  of  Default  has  occurred  and  is  continuing).
Dormant  Subsidiary  -  any  Unrestricted  Subsidiary that is not conducting any
-------------------
business  and  that  holds  assets  with an aggregate book or fair market value,
----
whichever  is  greater,  of  $20,000  or  less.
----
EBITDA  -  as  defined  in  Exhibit  8.3.
------                      ------------
Eligible  Account - an Account arising in the ordinary course of the business of
-----------------
the applicable Borrower from the sale of goods or rendition of services which Agent, in its reasonable credit judgment, deems to be an Eligible Account. Without limiting the generality of the foregoing, no Account shall be an Eligible Account if:
(i) it arises out of a sale made or services rendered by the applicable Borrower to a Subsidiary of such Borrower or an Affiliate of such Borrower or to a Person controlled by an Affiliate of such Borrower; or
(ii) it remains unpaid more than 60 days after the original due date shown on the invoice; provided that Agent may establish limitations based on the elapsed time from the initial invoice date in the case of Accounts as to which the stated due date is more than 30 days after the original invoice date; or
(iii) the total unpaid Accounts of the Account Debtor to U.S. Borrower, U.K. Borrowers or Canadian Borrower, respectively, exceed 20% of the net amount of all Eligible Accounts owned by U.S. Borrower, U.K. Borrowers or Canadian Borrower, respectively, but only to the extent of such excess; or
(iv)     any  covenant,  representation  or  warranty contained in the Agreement with  respect  to  such  Account  has  been  breached;  or
(v) the Account Debtor is also a creditor or supplier of the applicable Borrower or any Subsidiary of the applicable Borrower, or the Account Debtor has disputed liability with respect to such Account, or the Account Debtor has made any claim with respect to any other Account due from such Account Debtor to the applicable Borrower or any Subsidiary of the applicable Borrower, or the Account otherwise is or may become subject to right of setoff by the Account Debtor; or
(vi) the Account Debtor has commenced a voluntary case under the federal bankruptcy laws, the Insolvency Laws of Canada or England's Insolvency Act of 1986 (or any other applicable insolvency laws) as now constituted or hereafter amended, or made an assignment composition or arrangement for the benefit of creditors, or a decree or order for relief has been entered by a court having jurisdiction in the premises in respect of the Account Debtor in an involuntary case under the federal bankruptcy laws, the Insolvency Laws of Canada or England's Insolvency Act of 1986 (or any other applicable insolvency laws) as now constituted or hereafter amended, or any other petition or other application for relief under the federal bankruptcy laws, the Insolvency Laws of Canada or England's Insolvency Act of 1986 (or any other applicable insolvency laws), as now constituted or hereafter amended, has been filed against the Account Debtor, or if the Account Debtor has failed, suspended business, ceased to be Solvent, or consented to or suffered a receiver, trustee, liquidator, custodian, administrator receiver or manager, interim receiver, sheriff, monitor, sequestrator or similar officer of fiduciary to be appointed for it or for all or a significant portion of its assets or affairs; or
(vii)     it  arises  from a sale made or services rendered to an Account Debtor
(a) in the case of U.S. Borrower, that is headquartered outside the United States or Canada, which (along with other similar Accounts), exceeds (i)
$3,000,000 in the aggregate, unless backed by a letter of credit, guaranty or acceptance terms or (ii) $7,000,000 in the aggregate, where the Account Debtor has a rating from Dunn & Bradstreet of 3A3 or higher, in each case acceptable to Agent in its sole judgment, (b) in the case of Canadian Borrower, that is headquartered outside of Canada, or (c) in the case of U.K. Borrower, that is headquartered outside of the United Kingdom or the European Union; provided that
                                                                   --------
Accounts owed by Account Debtors maintaining a chief executive office in any member of the European Union (other than the United Kingdom) shall not be eligible unless U.K. Borrowers have provided on the invoice (or by separate written notice within five (5) Business Days after the Closing Date) to the Account Debtor that (x) the Account has been assigned to U.K. Agent and (y) the law of the Account is English law and the payment in respect of the Account is to be made in England; or
(viii) owed by an Account Debtor which is not organized under the laws of the United States of America, Canada, the United Kingdom or any member of the European Union, except to the extent that such Account is secured or payable by a letter of credit or credit insurance satisfactory to Agent in its sole and absolute discretion; or
(ix) (1) it arises from a sale to the Account Debtor on a bill-and-hold, guaranteed sale, sale-or-return, sale-on-approval, consignment, or any other repurchase or return basis; or (2) it is subject to a reserve established by the applicable Borrower for potential returns or refunds, to the extent of such reserve; or
(x) the Account Debtor is the United States of America, the United Kingdom (or any country therein) or Canada or any department, agency or instrumentality thereof, unless Borrower assigns its right to payment of such Account to Agent, in a manner satisfactory to Agent, in its sole judgment, so as to comply with the Assignment of Claims Act of 1940 (31 U.S.C. 3727, 41 U.S.C. 15 et seq., as amended) or any applicable U.K. law relating to the creation of valid assignments or the Financial Administration Act (Canada), as applicable; or
(xi) it is not at all times subject to Agent's, Canadian Agent's or U.K. Agent's, as applicable, duly perfected, first priority security interest or hypothec or is subject to a Lien that is not a Permitted Lien arising by operation of law; or
(xii) the goods giving rise to such Account have not been delivered to and accepted by the Account Debtor or the services giving rise to such Account have not been performed by the applicable Borrower and accepted by the Account
Debtor  or  the  Account  otherwise  does  not  represent  a  final  sale;  or
(xiii)     the  Account  is  evidenced  by chattel paper or an instrument of any kind,  or  has  been  reduced  to  judgment;  or
(xiv) the applicable Borrower or a Subsidiary of the applicable Borrower has made any agreement with the Account Debtor for any extension, compromise, settlement or modification of the Account or deduction therefrom, except for discounts or allowances which are made in the ordinary course of business for prompt payment and which discounts or allowances are reflected in the calculation  of  the  face  value  of  each  invoice related to such Account; or
(xv) 25% or more of the Accounts owing from the Account Debtor or its Affiliates are not Eligible Accounts hereunder; or
(xvi) the applicable Borrower has made an agreement with the Account Debtor to extend the time of payment thereof; or
(xvii) it represents service charges, late fees or similar charges; or (xviii) it is not otherwise acceptable to Agent in its reasonable credit judgment; or
(xix) it, along with other Accounts, is subject to greater dilution than was historically experienced by the applicable Borrower as of the Closing Date, but such Account shall be excluded from Eligible Accounts only to the extent of that incremental increase in dilution.
Eligible  Fixed  Assets - Equipment, Fixtures and real estate (fee simple title)
-----------------------
or immovable property from time to time owned by Canadian Borrower or U.K. Borrowers, as applicable, as to which Canadian Agent or U.K. Agent, respectively, holds a perfected first priority Lien, subject only to Permitted Liens, and as to which environmental audits acceptable to Agent have been received by Agent in the case of real estate or immovable property, and the orderly liquidation value in place of which is reflected in a current appraisal delivered to Agent and performed by an appraiser, and otherwise in form and substance, satisfactory to Agent.
Eligible  Inventory - Inventory of the applicable Borrower (other than packaging
-------------------
materials and supplies, tooling, samples and literature) which Agent, in its reasonable credit judgment, deems to be Eligible Inventory. Without limiting the generality of the foregoing, no Inventory shall be Eligible Inventory if:
(i) it is not raw materials or finished goods which meet the specifications of the purchase order or contract for such Inventory, if any; or
(ii)     it  is  not  in  good,  new  and  saleable  condition;  or
(iii)     it  is  slow-moving,  obsolete  or  unmerchantable;  or
(iv) it does not meet all standards imposed by any governmental agency or authority; or
(v) it does not conform in all respects to any covenants, warranties and representations set forth in the Agreement; or
(vi) it is not at all times subject to Agent's, Canadian Agent's or U.K. Agent's duly perfected, first priority security interest or hypothec or is subject to a Lien that is not a Permitted Lien arising by operation of law; or
(vii) it is not situated at a location in compliance with the Agreement, provided that Inventory situated at a location not owned by Borrower will be
   -----
Eligible Inventory only if Agent has received a satisfactory landlord's agreement or bailee letter, as applicable, with respect to such location; or
(viii) it is in transit, except that, up to $6,000,000 of in-transit Inventory located in the United States shall be deemed eligible provided such in-transit Inventory (a) is fully insured, (b) is subject to a first priority security interest in and lien upon such goods in favor of Agent (except for any possessory lien upon such goods in the possession of a freight carrier or shipping company securing only the freight charges for the transportation of such goods to U.S. Borrower), (c) is evidenced or deliverable pursuant to Documents that are non-negotiable or that have been delivered to Agent or an agent acting on its behalf or designating Agent as a consignee and (d) is otherwise not deemed ineligible;
(ix) in the case of U.K. Borrowers, as to which title is retained by the seller thereof;
(x) in the case of Canadian Borrower, such inventory is subject to retention of title or reclamation rights in favor of suppliers;
(xi) if owned by U.S. Borrower, is located outside of the United States of America; if owned by U.K. Borrowers, is located outside of England, Scotland and Wales; and if owned by Canadian Borrower, is located outside of Canada;
(xii) it consists of Melamine Inventory located in U.S. Borrower's Donaldsville, Louisiana facility;
(xiii)     it  is  situated  in a location that contains Inventory valued in the aggregate at less than $100,000 or is situated in a location subject to that certain Toll Processing Agreement, dated as of December 29, 1995, by and between U.S. Borrower and Hercules Incorporated (as the same may be amended, restated or modified from time to time); or
(xiv)     it  is  not  otherwise  acceptable  to  Agent in its reasonable credit judgment.
Environmental  Laws  -  all  applicable  federal,  state,  provincial  and local
-------------------
(whether in the United States of America, Canada or United Kingdom) laws, rules,
-------
regulations, ordinances, orders, orders-in-council, codes, by-laws, consent decrees or theories of liability at common law relating to the protection of the environment or human health, safety and environmental matters. Environmental Lien - a Lien in favor of any governmental authority for (a) any
-------------------
liability under Environmental Laws, or (b) damages arising from, or costs incurred by such governmental authority in response to, a Release or threatened Release of a Contaminant into the environment.
ERISA - the Employee Retirement Income Security Act of 1974, as amended, and any
-----
successor statute, and all rules and regulations from time to time promulgated thereunder.
ERISA      Affiliate  - means any entity with which the U.S. Borrower is treated
-----     ----------
as a single employer under Section 414(b), (c), (m) and (o) of the Internal Revenue Code of 1986, as amended.
Euro,  euro  or  euros  -  the  single  currency of Participating Member States.
----   ----      -----
Event  of  Default  -  as  defined  in  Section  10.1  of  the  Agreement.
------------------                      -------------
Facility  Office  -  in  relation  to  any  Lender, Canadian Participant or U.K.
----------------
Participant,  the  office specified as such office on the signature page of this
------
Agreement or any Assignment and Acceptance Agreement executed by a new Lender through which it will perform its obligations hereunder.
Fee  Letter  -  as  defined  in  Section  2.3  of  the  Agreement.
-----------                      ------------
Fixed  Charge  Coverage  Ratio  -  as  defined  in  Exhibit  8.3.
------------------------------                      ------------
Fleet  -  Fleet  Capital  Corporation.
-----
Fleet  Canada  -  Fleet  Capital  Canada  Corporation.
-------------
Fleet  U.K.-  Fleet  National  Bank,  London U.K. branch, trading as FleetBoston
-----------
Financial.
----
Fronting  Fees-  as  defined  in  Section  2.6
--------------                    ------------
GAAP  - generally accepted accounting principles in the United States of America
----
in  effect  from  time  to  time.
Guarantors  -  U.S.  Parent,  each direct and indirect Restricted Subsidiary and
----------
each  other Person who now or hereafter guarantees payment or performance of the
---
whole  or  any  part  of  the  Obligations.
Guaranty  Agreements  -  the  Guaranty  Agreement which is to be executed on the
--------------------
Closing  Date  by  each  of  U.S.  Parent  and each Restricted Subsidiary of any
----
Borrower  substantially  in  the  form  of  Exhibit  A, together with each other
----
guaranty  hereafter  executed  by  any  additional  Restricted  Subsidiary
----
substantially  in  such  form.
----
     Indebtedness  -  as  applied  to  a  Person  means,  without  duplication:
     ------------
     (i) all items which in accordance with GAAP would be included in determining total liabilities as shown on the liability side of a balance sheet of such Person as at the date as of which Indebtedness is to be determined, including, without limitation, Capitalized Lease Obligations;
(ii) all obligations (which would otherwise constitute Indebtedness under the definition hereof) of other Persons which such Person has guaranteed;
(iii) all reimbursement obligations in connection with letters of credit or letter of credit guaranties issued for the account of such Person;
(iv)     Derivative  Obligations;  and
(v) in the case of Borrowers (without duplication), the Obligations. Indenture Restricted Subsidiary - means any Subsidiary of the U.S. Borrower that
-------------------------------
owns,  operates  or  leases  one  or  more manufacturing or processing plants or warehouses located within the United States, as identified by the Borrower Representative in writing to the Agent from time to time. It is understood that none of the Subsidiaries of the U.S. Borrower are Indenture Restricted Subsidiaries as of the date hereof.
Insolvency  Laws  of  Canada  -  means each of the Bankruptcy and Insolvency Act
----------------------------
(Canada)  and the Companies Creditors' Arrangement Act (Canada), each as now and
----
hereafter in effect, any successors to such statutes and any other applicable insolvency or other similar law of any jurisdiction including, without limitation, any law of any jurisdiction permitting a debtor to obtain a stay or a compromise of the claims of its creditors against it.
ITA  means  the  Income Tax Act (Canada) as the same may from time to time be in
---
effect.
--
Intellectual  Property  - means: trade secrets and related know-how; trademarks,
----------------------
domain names, service marks, trade dress, trade names, business names, industrial designs, design patents and other designs, logos, slogans (and all translations, adaptations, derivations and combinations of the foregoing), indicia and other source and/or business identifiers, and the goodwill of the business relating thereto and all registrations or applications for registrations which have heretofore been or may hereafter be issued thereon throughout the world; copyrights (including copyrights for computer programs) and copyright registrations or applications for registrations which have heretofore been or may hereafter be issued throughout the world and all tangible property embodying the copyrights; unpatented inventions (whether or not patentable); patent applications and patents; license agreements related to any of the foregoing and income therefrom; books, records, writings, computer tapes or disks, flow diagrams, specification sheets, data, databases and other physical manifestations, embodiments or incorporations of any of the foregoing; the right to sue for all past, present and future infringements of any of the foregoing; and all common law and other rights throughout the world in and to all of the foregoing.
     Interest  Period  -  means,
     ----------------
     (a) as applicable to any LIBOR Portion, for Revolving Credit Loans to U.S. Borrower, a period commencing on the date such LIBOR Portion is advanced, continued or converted, and ending on the date which is one (1) month, two (2) months, three (3) months, or six (6) months later, as may then be requested by Borrower Representative on behalf of U.S. Borrower; provided that unless Agent notifies Borrower Representative that the initial syndication of the Loan Commitments have been completed, each Interest Period commencing (a) within the first 60 days after the Closing Date shall be a period of 7 days and (b) thereafter shall be a period of 1 month; and provided further that (i) any Interest Period which would otherwise end on a day which is not a Business Day shall end in the next preceding or succeeding Business Day as is Agent's custom in the market to which such LIBOR Portion relates; (ii) there remains a minimum of one (1) month, two (2) months, three (3) months or six (6) months (depending upon which Interest Period Borrower Representative selects) in the Term, unless Borrower Representative and Lenders have agreed to an extension of the Term beyond the expiration of the Interest Period in question; and (iii) all Interest Periods of the same duration which commence on the same date shall end on the same date.
(b) as applicable to any LIBOR Portion, for Revolving Credit Loans to U.K. Borrowers, a period commencing on the date such LIBOR Portion is advanced, continued or converted, and ending on the date which is one (1) month, two (2) months, three (3) months, or six (6) months later, as may then be requested by Borrower Representative on behalf of U.K. Borrowers; provided that unless Agent notifies Borrower Representative that the initial syndication of the Loan Commitments have been completed, each Interest Period commencing (a) within the first 60 days after the Closing Date shall be a period of 7 days and (b) thereafter shall be a period of 1 month; and provided further that (i) any Interest Period which would otherwise end on a day which is not a Business Day shall end in the next preceding or succeeding Business Day as is Agent's custom in the market to which such LIBOR Portion relates; (ii) there remains a minimum of one (1) month, two (2) months, three (3) months or six (6) months (depending upon which Interest Period Borrower Representative selects) in the Term, unless Borrower Representative and Lenders have agreed to an extension of the Term beyond the expiration of the Interest Period in question; and (iii) all Interest Periods of the same duration which commence on the same date shall end on the same date.
(c) as applicable to Canadian BA Rate Loans to Canadian Borrower, a period commencing on the date such Canadian BA Rate Loan is advanced, continued or converted, and ending on the date which is 30, 60, 90 or 180 days later, as may then be requested by Borrower Representative on behalf of Canadian Borrower; provided that unless Agent notifies Borrower Representative that the initial syndication of the Loan commitments have been completed, each Interest Period shall be a period of 30 days; and provided further that (i) any Interest Period which would otherwise end on a day which is not a Business Day shall end on the next preceding or succeeding Business Day as is Canadian Agent's custom in the market to which such Canadian BA Rate Loan relates; (ii) there remains a minimum of 30, 60, 90 or 180 days (depending upon which Interest Period Borrower Representative selects) in the Term, unless Borrower Representative and Lenders have agreed to an extension of the Term beyond the expiration of the Interest Period in question; and (iii) all Interest Periods of the same duration which commence on the same date shall end on the same date.
Judgment  Conversion  Date  -  has  the  meaning  set  forth  in Section 1.5(a).
--------------------------                                       --------------
Judgment  Currency  -  has  the  meaning  set  forth  in  Section  1.5(a).
------------------                                        ---------------
LC  Amount - the Dollar Equivalent of the U.S. LC Amount and U.K. LC Amount , in
----------
the  aggregate.
LC  Guaranty  -  the  U.S.  LC  Guaranty and U.K. LC Guaranty, in the aggregate.
------------
LC  Obligations  -  the  U.S.  LC  Obligations  and  U.K. LC Obligations, in the
---------------
aggregate.
-------
Lenders  -  Fleet  and each other Lender holding, or obligated to make Revolving
-------
Credit  Loans.
--
Letter of Credit - the U.S. Letters of Credit and U.K. Letters of Credit, in the
----------------
aggregate.
Leverage  Ratio  -  with respect to any period, the ratio of (i) Secured Debt to
---------------
(ii)  EBITDA.
--
     LIBOR  -  means
     -----
     (a) for Revolving Credit Loans to U.S. Borrower, as applicable to any LIBOR Portion, for the applicable Interest Period, the rate per annum (rounded upward, if necessary, to the nearest 1/8 of one percent) as determined on the basis of the offered rates for deposits in U.S. dollars, for a period of time comparable to such Interest Period which appears on the Telerate page 3750 as of 11:00 a.m. (London time) on the day that is two (2) London Banking Days preceding the first day of such Interest Period; provided, however, if the rate described above does not appear on the Telerate System on any applicable interest determination date, the LIBOR shall be the rate (rounded upwards as described above, if necessary) for deposits in U.S. dollars for a period substantially equal to the Interest Period on the Reuters Page "LIBO" (or such other page as may replace the LIBO Page on that service for the purpose of displaying such rates), as of 11:00 a.m. (London Time), on the day that is two
(2) London Banking Days prior to the first day of such Interest Period. If both the Telerate and Reuters systems are unavailable, then the rate for that date will be determined on the basis of the offered rates for deposits in U.S. dollars for a period of time comparable to such Interest Period which are offered by four (4) major banks in the London interbank market at approximately 11:00 a.m. (London time), on the day that is two (2) London Banking Days preceding the first day of such Interest Period as selected by Agent. The principal London office of each of the major London banks so selected will be requested to provide a quotation of its U.S. dollar deposit offered rate. If at least two (2) such quotations are provided, the rate for that date will be the arithmetic mean of the quotations. If fewer than two quotations are provided as requested, the rate for that date will be determined on the basis of the rates quoted for loans in U.S. dollars to leading European banks for a period of time comparable to such Interest Period offered by major banks in New York City at approximately 11:00 a.m. (New York City time), on the day that is two (2) London Banking Days preceding the first day of such Interest Period. In the event that Agent is unable to obtain any such quotation as provided above, it will be determined that LIBOR pursuant to a Interest Period cannot be determined. In the event that the Board of Governors of the Federal Reserve System shall impose a Reserve Percentage with respect to LIBOR deposits of any Lender then for any period during which such Reserve Percentage shall apply, LIBOR shall be equal to the amount determined above divided by an amount equal to 1 minus the Reserve Percentage; and
(b) for Revolving Credit Loans in Sterling to U.K. Borrowers, as applicable to any LIBOR Portion, (i) the rate for the applicable Interest Period appearing on page 3750 of the Telerate screen which displays British Bankers Association Interest Settlement Rates for deposits in Sterling (or such other page or service as may replace such page on such system or service for the purpose of displaying such rates) at or about 11:00 a.m. on the quotation date for the Interest Period; or (ii) if no such display rate is then available for deposits in Sterling or for the Interest Period relating to such LIBOR Portion by prime banks in the London Interbank Market at or about 11:00 a.m. on the quotation date for the Interest Period; the arithmetic mean (rounded upwards to four decimal places) of the rates, as supplied to Fleet U.K. at its request, quoted by the Reference Banks to leading banks in the London interbank market. LIBOR Interest Payment Date - for Revolving Credit Loans to all of Borrowers,
------------------------------
(i)  the  last day of the applicable Interest Period and (ii) in the case of any
--
LIBOR Portion with an Interest Period of more than three months' duration or Canadian BA Rate Loan with an Interest Period of more that 90 days' duration on the first day of each fiscal quarter (for the immediately preceding fiscal quarter),  computed  through  the  last  calendar  day  of  the preceding fiscal quarter.
LIBOR  Option  -  the option granted pursuant to Section 3.1 of the Agreement to
-------------                                    -----------
have the interest on all or any portion of the principal amount of the Revolving
--
Credit Loans (except Canadian Revolving Credit Loans) based on the LIBOR. LIBOR Portion - a LIBOR Revolving Portion.
--------------
LIBOR Request - a notice in writing (or by telephone confirmed electronically or
-------------
by telecopy or other facsimile transmission on the same day as the telephone request) from Borrower Representative to Agent requesting that interest on a Revolving Credit Loan (except Canadian Revolving Credit Loans) be based on the LIBOR, specifying: (i) whether the Revolving Credit Loan is to be made to U.S. Borrower or U.K. Borrowers, (ii) the first day of the Interest Period (which shall be a Business Day); (iii) the length of the Interest Period; (iv) whether the LIBOR Portion is a new Loan, a conversion of a Base Rate Portion, or a continuation of a LIBOR Portion, and (v) the dollar amount of the LIBOR Revolving Portion, which shall be in an amount not less than $1,000,000 (or the Sterling Equivalent, as applicable) or an integral multiple of $100,000 (or the Sterling Equivalent, as applicable) in excess thereof.
LIBOR  Revolving Portion - that portion of the Revolving Credit Loans (excluding
------------------------
Canadian Revolving Credit Loans) specified in a LIBOR Request (including any portion of Revolving Credit Loans which is being borrowed by any Borrower concurrently with such LIBOR Request) which, as of the date of the LIBOR Request specifying such LIBOR Revolving Portion, has met the conditions for basing interest on the LIBOR in Section 3.1 of the Agreement and the Interest Period of
                         -----------
which  has  not  terminated.
Lien - any interest in Property securing an obligation owed to, or a claim by, a
----
Person other than the owner of the Property, whether such interest is based on common law, civil law, statute or contract. The term "Lien" shall also include rights of seller under conditional sales contracts or title retention agreements, reservations, exceptions, encroachments, easements, rights-of-way, covenants, conditions, restrictions, leases and other title exceptions and encumbrances affecting Property. For the purpose of the Agreement, each Borrower shall be deemed to be the owner of any Property which it has acquired or holds subject to a conditional sale agreement or other arrangement pursuant to which title to the Property has been retained by or vested in some other Person for security purposes.
Loan  Accounts  -  the loan accounts established on the books of Agent, Canadian
--------------
Agent  and  U.K.  Agent  pursuant  to  Section  3.6  of  the  Agreement.
--                                     ------------
Loan  Commitment  -  with  respect  to  any  Lender, the amount of such Lender's
----------------
Revolving  Loan  Commitment.
------
Loan Documents - the Agreement, the Other Agreements and the Security Documents.
--------------
Loans  -  all loans and advances of any kind made by Agent, Canadian Agent, U.K.
-----
Agent, any Lender, or any Affiliate of Agent or any Lender, pursuant to the Agreement.
London Banking Day - any date on which commercial banks are open for business in
------------------
London,  England.
Majority  Lenders  -  as  of  any  date,  Lenders  holding  51%  Revolving  Loan
-----------------
Commitments  determined on a combined basis and following the termination of the
----------
Revolving Loan Commitments, Lenders (and, if Canadian Participants or U.K. Participants have purchased Participating Interests pursuant to Section 3.13 or
3.14 respectively, such Lenders' corresponding Canadian Participants and U.K. Participants) holding 51% or more of the outstanding Loans, including Participating Interests, LC Amounts and LC Obligations not yet reimbursed by Borrowers or funded with a Revolving Credit Loan; provided, that (i) in each
                                                      --------
case, if there are 2 or more such Lenders with outstanding Loans, LC Amounts, unfunded and unreimbursed LC Obligations or Revolving Loan Commitments, at least 2 Lenders shall be required to constitute Majority Lenders; and (ii) prior to termination of the Revolving Loan Commitments, if any Lender breaches its obligation to fund any requested Revolving Credit Loan, for so long as such breach exists, its voting rights hereunder shall be calculated with reference to its outstanding Loans, LC Amounts and unfunded and unreimbursed LC Obligations, rather than its Revolving Loan Commitment.
Mandatory  Costs  -  with  respect to a Loan, the cost of complying with certain
----------------
regulatory  requirements expressed as a percentage per annum calculated by Agent
---
in  accordance  with  Schedule  A.
Material  Adverse  Effect  -  (i)  with respect to the U.S. Borrower, a material
-------------------------
adverse  effect  on the business, condition (financial or otherwise), operation,
----
performance or properties of U.S. Borrower and its Restricted Subsidiaries that are U.S. Subsidiaries, taken as a whole, which impairs the ability of the U.S. Borrower to perform its obligations hereunder or under any Loan Document, (ii) with respect to the U.K. Borrowers and the Canadian Borrower, a material adverse effect on the business, condition (financial or otherwise), operation, performance or properties of the U.S. Borrower, the Canadian Borrower and the U.K. Borrowers and their Restricted Subsidiaries that are U.K. Subsidiaries and Canadian Subsidiaries, taken as a whole, which impairs the ability of the Canadian Borrower and the U.K. Borrowers to perform their obligations hereunder or under any Loan Document, or (iii) a material adverse effect on the validity or enforceability of any of the Loan Documents, Liens in favor of the Agents or the rights and remedies of Agents or Lenders under the Loan Documents. Money Borrowed - means, (i) Indebtedness arising from the lending of money by
---------------
any  Person  to  any  Borrower  or  any  of its Subsidiaries; (ii) Indebtedness,
--
whether  or not in any such case arising from the lending by any Person of money
--
to any Borrower or any of its Subsidiaries, (1) which is represented by notes payable or drafts accepted that evidence extensions of credit, (2) which constitutes obligations evidenced by bonds, debentures, notes or similar instruments, or (3) upon which interest charges are customarily paid (other than accounts payable) or that was issued or assumed as full or partial payment for Property; (iii) Indebtedness that constitutes a Capitalized Lease Obligation;
(iv) reimbursement obligations with respect to letters of credit or guaranties of letters of credit and (v) Indebtedness of any Borrower or any of its Subsidiaries under any guaranty of obligations that would constitute Indebtedness for Money Borrowed under clauses (i) through (iii) hereof, if owed directly by any Borrower or any of its Subsidiaries. Money Borrowed shall not include trade payables or accrued expenses.
Mortgages  -  the  mortgages, deeds of trust, deeds of hypothec, issues of bonds
---------
and  debentures  executed by a Borrower on or about the Closing Date in favor of
--
Agent, U.K. Agent, or Canadian Agent (or fond de pouvoir, as the case may be), where applicable, for the benefit of itself and Lenders, by which Borrower has granted to Agent, U.K. Agent or Canadian Agent (or fond de pouvoir, as the case may be), as applicable, as security for the applicable Obligations, a Lien upon the real (or immovable) Property of such Borrower, together with all mortgages, deeds of trust, deeds of hypothec, issues of bonds and debentures and comparable documents now or at any time hereafter securing the whole or any part of the Obligations.
Multiemployer  Plan  - has the meaning set forth in Section 4001(a)(3) of ERISA.
-------------------
Notes  -  the  Revolving  Notes.
-----
Obligation  Currency  -  has  the  meaning  set  forth  in  Section  1.5(a).
--------------------                                        ---------------
Obligations  -  all Loans, all LC Amounts, LC Guaranties, LC Obligations and all
-----------
other advances, debts, liabilities, obligations, covenants and duties, together with all interest, fees and other charges thereon, owing, arising, due or payable from each Borrower to Agent, Canadian Agent (or fond de pouvoir, as the case may be) or U.K. Agent, for its own benefit, from each Borrower to Agent, Canadian Agent (or fond de pouvoir, as the case may be) or U.K. Agent, for the benefit of any Lender, Canadian Participant or U.K. Participant, from each Borrower to any Lender, Canadian Participant or U.K. Participant or from each
Borrower  to  Bank  or any other Affiliate of Agent, Canadian Agent (or fond  de pouvoir, as the case may be) or U.K. Agent, of any kind or nature, present or future, whether or not evidenced by any note, guaranty or other instrument, whether arising under the Agreement or any of the other Loan Documents or otherwise, whether direct or indirect (including those acquired by assignment), absolute or contingent, primary or secondary, due or to become due, now existing or hereafter arising and however acquired, including without limitation any Product Obligations owing to Agent, Canadian Agent, U.K. Agent, any Lender, Bank or any Affiliate of Bank, Agent, Canadian Agent, U.K. Agent or any Lender. Organizational I.D. Number - with respect to any Person, if applicable, the
----------------------------
organizational  identification  number assigned to such Person by the applicable
----
governmental unit or agency of the jurisdiction of organization of such Person. Other Agreements - any and all agreements, instruments and documents (other than
----------------
the Agreement and the Security Documents), heretofore, now or hereafter executed by any Borrower, any Subsidiary of any Borrower or any other third party and delivered to Agent, Canadian Agent or U.K. Agent or any Lender in respect of the transactions contemplated by the Agreement.
Overadvance  -  as  defined  in  subsection  1.1.2  of  the  Agreement.
-----------                      -----------------
Participation  Fees-  as  defined  in  Section  2.6.
-------------------                    ------------
Participating  Interest-  with respect to each Lender other than Canadian Lender
-----------------------
and U.K. Lender, such Lender's, Canadian Participant's or U.K. Participant's, Canadian Participating Interest and U.K. Participating Interest, as applicable. Participating Member State - any member state which adopts the euro unit of the
---------------------------
single  currency  pursuant  to  the  Treaty.
PAYE  Reserve  -  a  reserve  of funds maintained for the purpose of meeting any
-------------
claims  in  respect  of  preferential  debts of U.K. Borrowers as such debts are
----
defined  pursuant  to  or  in  accordance with the provisions of Section 386 and
----
Schedule  6  of  the  Insolvency  Act  of  1986.
----
Permitted  Liens  -  any  Lien  of  a  kind specified in subsection 8.2.5 of the
----------------                                         ----------------
Agreement.
------
Permitted Purchase Money Indebtedness - Purchase Money Indebtedness of Borrowers
-------------------------------------
incurred after the date hereof which is secured by a Purchase Money Lien and the principal amount of which, when aggregated with the principal amount of all other such Indebtedness and Capitalized Lease Obligations of Borrowers and their Subsidiaries at the time outstanding, does not exceed $10,000,000. For the purposes of this definition, the principal amount of any Purchase Money Indebtedness consisting of capitalized leases (as opposed to operating leases) shall be computed as a Capitalized Lease Obligation.
Person  -  an  individual,  partnership, corporation, limited liability company,
------
joint stock company, land trust, business trust, or unincorporated organization,
---
or  a  government  or  agency  or  political  subdivision  thereof.
Plan  -  an  employee  benefit plan now or hereafter maintained for employees of
----
U.S.  Borrower  or  any ERISA Affiliates that is covered by Title IV of ERISA or
---
subject  to the minimum funding standards of Section 412 of the Internal Revenue
--
Code  of  1986,  as  amended,  and  all  regulations  promulgated  thereunder.
PPSA  -  means  the  Personal  Property Security Act in force in the Province of
----
Ontario;  provided, that in the event that, by reason of mandatory provisions of
----
law, the validity, perfection and effect of perfection or non-perfection of a security interest or other applicable Lien is governed by other personal property  security  laws,  the  term  "PPSA"  means such other personal property security laws, including, without limitation, the Civil Code of Quebec. Preferential Creditors - means, as to U.K. Borrowers, holders of "preferential
-----------------------
debts" as interpreted in Section 386 of the Insolvency Act 1986 of England and Wales and listed in Schedule 6 of that Act.
Prior Claims - means all Liens created by applicable law (in contrast with Liens
------------
voluntarily  granted)  which  rank or are capable of ranking prior or pari passu
                                                                      ---- -----
with  Agent's,  Canadian Agent's (or fond  de pouvoir's, as the case may be), or
U.K. Agent's, as applicable, Lien (or the applicable equivalent of such Liens) against all or part of the Collateral, including for amounts owing for vacation pay, employee deductions and contributions, goods and services taxes, sales taxes, realty taxes, business taxes, workers' compensation, pension plan or fund obligations and overdue rents (to the extent, in the case of rents, that such rents are not already the subject of a reserve).
Product  Obligations - every obligation of Borrowers under and in respect of any
--------------------
one or more of the following types of services or facilities extended to any Borrower by Bank, Agent, Canadian Agent, U.K. Agent, any Lender or any Affiliate of Bank or Agent, Canadian Agent, U.K. Agent or any Lender: (i) credit cards,
(ii) cash management or related services including the automatic clearing house transfer of funds for the account of any Borrower pursuant to agreement or overdraft, (iii) cash management, including controlled disbursement services and
(iv)  Derivative  Obligations.
Prohibited  Transaction  - as defined in Section 406 of ERISA or Section 4975 of
-----------------------
the Internal Revenue Code of 1986, as amended, except to the extent covered by a class or other exemption.
Projections  -  Borrowers' forecasted Consolidated and consolidating (i) balance
-----------
sheets, (ii) profit and loss statements, (iii) cash flow statements, and (iv) capitalization statements, all prepared on a consistent basis with the historical financial statements of Borrowers and their Subsidiaries, together with appropriate supporting details and a statement of underlying assumptions. Property - any interest in any kind of property or asset, whether real (or
--------
immovable),  personal  (or  movable)  or  mixed,  or  tangible  or  intangible.
-----
Purchase  Money  Indebtedness  - means and includes (i) Indebtedness (other than
-----------------------------
the Obligations) for the payment of all or any part of the purchase price of any
--
fixed assets, (ii) any Indebtedness (other than the Obligations) incurred at the time of or within 10 days prior to or after the acquisition of any fixed assets for the purpose of financing all or any part of the purchase price thereof, and
(iii) any renewals, extensions or refinancings thereof, but not any increases in the principal amounts thereof outstanding at the time.
Purchase  Money  Lien  -  a  Lien upon fixed assets which secures Purchase Money
---------------------
Indebtedness, but only if such Lien shall at all times be confined solely to the
----
fixed assets the purchase price of which was financed through the incurrence of the Purchase Money Indebtedness secured by such Lien.
Reference  Banks  -  with  respect  to  LIBOR,  the  principal London offices of
----------------
Barclays  Bank  PLC,  The Royal Bank of Scotland and HSBC or such other banks as
-------
may  be  appointed  by  Fleet  U.K.  (acting on the instructions of the Majority
--
Lenders)  in  consultation  with  the  Borrower  Representative.
--
Release  -  a  release,  spill,  emission, leaking, pumping, injection, deposit,
-------
disposal,  discharge, dispersal, leaching or migration of a Contaminant into the
----
indoor or outdoor environment or into or out of any real estate or other property, including the movement of Contaminants through or in the air, soil, surface water, groundwater or real estate or other property.
Reportable  Event  - any of the events set forth in Section 4043(c) of ERISA and
-----------------
the regulations thereunder (other than any events for which notice is waived by statute).
Requirement  of  Law  -  has  the  meaning set forth in subsection 7.1.2 hereof.
--------------------
Reserve  Percentage  -  the maximum aggregate reserve requirement (including all
-------------------
basic,  supplemental,  marginal  and  other reserves) which is imposed on member
--
banks  of  the  Federal  Reserve  System  against "Euro-currency Liabilities" as
--
defined  in  Regulation  D.
--
Responsible  Officer  -  means  the Chief Executive Officer, the Chief Financial
--------------------
Officer,  Vice  President  Finance  or  Treasurer  of  each  Borrower.
---
Restricted  Investment  - any investment made in cash or by delivery of Property
----------------------
to any Person, whether by acquisition of stock, Indebtedness or other obligation or Security, or by loan, advance or capital contribution, or otherwise, or in any Property except the following:
(i) investments by Borrowers, to the extent existing on the Closing Date, in one or more Subsidiaries of Borrowers;
(ii)     investments  in Property to be used in the ordinary course of business;
(iii) investments in Current Assets arising from the sale of goods and services in the ordinary course of business of any Borrower or any of its Restricted Subsidiaries;
(iv) investments (a) by U.S. Borrower in direct obligations of the United States of America, or any agency thereof or obligations guaranteed by the United States of America, (b) by U.K. Borrowers in direct obligations of the United Kingdom, or any agency thereof or obligations guaranteed by the United Kingdom, and (c) by Canadian Borrower in direct obligations of Canada, or any agency thereof or obligations guaranteed by Canada; provided that, in each case, such
                                               --------
obligations  mature  within  one  year  from  the  date  of acquisition thereof;
(v) investments in certificates of deposit maturing within one year from the date of acquisition and fully insured by the Federal Deposit Insurance Corporation;
(vi) investments in commercial paper given the highest rating by a national credit rating agency and maturing not more than 270 days from the date of creation thereof;
(vii) investments in money market, mutual or similar funds having assets in excess of $100,000,000 and the investments of which are limited to investment grade securities;
(viii)     loans  and  advances  solely to the extent permitted under subsection
                                                                      ----------
8.2.2(v)  of  the  Agreement and guaranties solely to the extent permitted under
  ------
subsection  8.2.3  of  the  Agreement;
(ix)     investments  existing  on  the date hereof and listed on Exhibit 8.2.12
                                                                  --------------
hereto;
(x) intercompany investments by Borrower or any Restricted Subsidiary in a Borrower or any Person that, after such investment, is a wholly-owned Restricted Subsidiary;
(xi) investments in Subsidiaries that would otherwise constitute a permitted intercompany loan under Section 8.2.2 hereof if such investment was structured
                          -------------
as  a  loan;
(xii) any other investments so long as (a) such Borrower grants to Agent, for the benefit of the applicable Lenders, a lien on such investment, in form and substance acceptable to Agent, (b) no Default or Event of Default has occurred and is continuing or will occur as a result of such investment, and (c) after giving effect to such investment, (x) Aggregate Availability exceeds $50,000,000 and (y) the Fixed Charge Coverage Ratio of Borrowers and their Subsidiaries is greater than 1.1 to 1.0.; and
(xiii) investments otherwise expressly permitted pursuant to the Agreement. Restricted Subsidiary - any Subsidiary that is not an Unrestricted
     ----------------------
Subsidiary  and  that has guaranteed the Obligations of the Borrower that is its
     ---
direct or indirect parent company and granted a Lien to the applicable Agent on all or substantially all of its assets as collateral for such guaranty and the outstanding Securities of such Subsidiary have been pledged to the applicable Agent, as required by subsection 8.18.
                          ----------------
Revolving Credit Loan - a Loan made by any Lender pursuant to Section 1.1 of the
---------------------                                         -----------
Agreement.
Revolving  Credit  Maximum  Amount  - $175,000,000 as such amount may be reduced
----------------------------------
from  time  to  time  pursuant  to  the  terms  of  the  Agreement.
---
Revolving  Loan  Commitment- with respect to all Lenders, $175,000,000, and with
---------------------------
respect to any Lender, such Lender's Revolving Loan Commitment (including such Lender's or its Affiliate's Canadian Participating Interest and U.K. Participating Interest), as initially set forth on the signature page of the Agreement or any Assignment and Acceptance Agreement executed by such Lender, in each case, as adjusted from time to time in accordance with the Agreement. Revolving Loan Percentage - with respect to each Lender, the percentage equal to
-------------------------
the  quotient of such Lender's Revolving Loan Commitment divided by the total of
                                                         ------- --
all  Lenders'  aggregate  Revolving  Loan  Commitments.
Revolving  Notes  - the Secured Promissory Notes to be executed by each Borrower
----------------
on or about the Closing Date in favor of each Lender to evidence the Revolving Credit Loans, which shall be in the form of Exhibit 1.1 to the Agreement,
-                                                  -----------
together  with  any  replacement  or  successor  notes  therefor.
Secured  Debt  -  means,  with  respect  to any Person, without duplication, all
-------------
Indebtedness  (including,  without limitation, the Obligations) which is secured
-----
by  a  Lien  on  any  of  the  Property  of  such  Person.
Security  -  all  shares  of stock, partnership interests, membership interests,
--------
membership  units  or  other  ownership  interests  in  any other Person and all
---
warrants,  options  or  other  rights  to  acquire  the  same.
---
Security  Documents  -  the  Guaranty  Agreements,  the  Mortgages,  security
-------------------
agreements,  hypothecs,  debentures and all other instruments and agreements now
----------
or  at  any  time  hereafter  securing the whole or any part of the Obligations.
Senior  Unsecured  Debt  -  means  the (i) (a) 7.875% Debentures of Borrower due
-----------------------
2023,  (b)  9  %  Sinking  Fund  Debentures  of  Borrower due 2019 and (c) 9.20%
----
Debentures  of Borrower due 2021 in each case issued under the Indenture between
----
the Borrower and The Bank of New York and dated as of December 15, 1987, as supplemented by the First Supplemental Indenture dated as of December 15, 1987, the Second Supplemental Indenture dated as of February 1, 1993, and the Third Supplemental Indenture dated as of June 26, 1996; and (ii) the 8 3/8% Sinking Fund Debentures of Borrower due 2016 issued under the Indenture between the Borrower and The First National Bank of Chicago and dated as of January 15, 1983, as supplemented by the First Supplemental Indenture dated as of March 31, 1986 and the Second Supplemental Indenture dated as of June 26, 1996. Solvent - as to any Person (a) organized under the laws of any state of the
-------
United States of America, that such Person (i) owns Property whose fair saleable
----
value  is  greater  than  the  amount  required  to  pay  all  of  such Person's
Indebtedness (including contingent debts), (ii) is able to pay all of its Indebtedness as such Indebtedness matures and (iii) has capital sufficient to carry on its business and transactions and all business and transactions in which it is about to engage, (b) organized under the laws of the United Kingdom, that at the time of determination such Person is not unable to pay its debts as they fall due within the meaning of Section 123 of the Insolvency Act of 1986, and (c) with respect to any Person on a particular date (i) the property of such Person is sufficient, if disposed of at a fairly conducted sale under legal process, to enable payment of all its obligations, due and accruing due, (ii) the property of such Person is, at a fair valuation, greater than the total amount of liabilities, including contingent liabilities, of such Person; and
(iii) such Person has not ceased paying its current obligations in the ordinary course of business as they generally become due.
Sterling  -  means  the  lawful  currency  of  Great  Britain.
--------
Sterling  Equivalent  -  the  amount of Sterling as of any date of determination
--------------------
into  which  Dollars  can be converted, as determined in accordance with Section
---                                                                      -------
1.4.
---
Subordinated  Debt  -  Indebtedness  of  any  Borrower  or any Subsidiary of any
------------------
Borrower  that  is  subordinated  to the Obligations in a manner satisfactory to
------
Agent,  and  contains  other terms, including without limitation, payment terms,
---
reasonably  satisfactory  to  Agent.
--
Subsidiary  -  any  Person  of which another Person owns, directly or indirectly
----------
through  one  or  more  intermediaries, more than 50% of the Voting Stock at the
---
time  of  determination;  provided that each of BCP Management Inc., BCP Finance
---                       --------
Corporation, HA-International, LLC, Melamine Chemicals, Inc. and Borden Chemical
--
Foreign Sales Corp. V.I. Inc. shall be deemed not to be a Subsidiary. Unless otherwise indicated or modified, "Subsidiary" shall mean a Subsidiary of a Borrower.
Surety  Obligations - means, with respect to any Person, all obligations of such
-------------------
Person which in any manner directly or indirectly guarantee or assure or provides a surety for, or in effect guarantee or assure or provides a surety for, the payment or performance of any indebtedness, dividend or other obligations of any other Person (the "guaranteed obligations"), or assure or in effect assure the holder of the guaranteed obligations against loss in respect thereof, including any such obligations incurred through an agreement, contingent or otherwise: (a) to purchase the guaranteed obligations or any property constituting security therefor; (b) to advance or supply funds for the purchase or payment of the guaranteed obligations or to maintain a working capital or other balance sheet condition; or (c) to lease property or to purchase any debt or equity securities or other property or services.
Swingline  Loans  -  as  defined  in  subsection  1.1.4  of  the  Agreement.
----------------                      -----------------
Tax  Liability  -  as  defined  in  Section  2.13  of  the  Agreement.
--------------                      -------------
Term  -  as  defined  in  Section  4.1  of  the  Agreement.
----                      ------------
Total  Credit  Facility - $175,000,000, as reduced from time to time pursuant to
-----------------------
the  terms  of  the  Agreement.
Treaty - the treaty establishing the European Community being the Treaty of Rome
------
as  amended  from  time  to  time.
Triggering  Availability  Test  -  as defined in Section 6.2.4 of the Agreement.
------------------------------                   -------------
Type of Organization - with respect to any Person, the kind or type of entity by
--------------------
which such Person is organized, such as a corporation or limited liability company.
UCC  -  the Uniform Commercial Code as in effect in the State of Illinois on the
---
date of this Agreement, as it may be amended or otherwise modified. U.K. Agent - Fleet U.K., in its capacity as U.K. agent for itself, the Lenders
-----------
and Canadian Agent under the Agreement and any successor in that capacity appointed pursuant to the Agreement.
U.K.  Availability  -  the  amount  of additional money which U.K. Borrowers are
------------------
entitled  to  borrow  from  time  to time as Revolving Credit Loans, such amount
----
being  the  lesser of (i) the U.K. Sublimit minus the outstanding balance of the
----                                        -----
Dollar Equivalent of U.K. Revolving Credit Loans and the U.K. LC Amount and (ii) the difference derived when the sum of the principal amount of the Dollar Equivalent of the Revolving Credit Loans to U.K. Borrowers then outstanding (including any amounts which Agent or any Lender may have paid for the account of U.K. Borrowers pursuant to any of the Loan Documents and which have not been reimbursed by U.K. Borrowers), the Dollar Equivalent of the U.K. LC Amount and the Dollar Equivalent of any reserves is subtracted from the U.K. Borrowing Base. If the outstanding U.K. Obligations are equal to or greater than the U.K. Sublimit or the U.K. Borrowing Base, U.K. Availability is 0.
U.K.  Borrowing  Base - as at any date of determination thereof, an amount equal
---------------------
to  the  lesser  of:
     (i)     the  U.K.  Sublimit;  or
(ii)     an  amount  equal  to  the  sum  of
     (a) 85% of the net amount of Eligible Accounts of U.K. Borrowers outstanding at such date; plus
                              ----
(b) the lesser of (a) 60% of the book value of Eligible Inventory of U.K. Borrowers at such date and (b) $8,857,143; plus
                                                  ----
(c)     100%  of  any  cash  held as U.K. Collateral in a form and in an account
(subject  to  a  bank  agency  agreement)  acceptable  to  Agent;  plus
                                                                   ----
(d) the lesser of (a) $5,300,000 or (b) 60% of the appraised orderly liquidation value in place of Eligible Fixed Assets of U.K. Borrowers. The original dollar limitation and percentage set forth in clause (d) shall be reduced by 14.28% in the first fiscal quarter ending on or after June 30, 2003 for which EBITDA Borrowers and their Subsidiaries on a Consolidated basis for the trailing four quarters is less than $130,000,000 and shall be reduced or further reduced by 3.57% for each fiscal quarter thereafter that EBITDA Borrowers and their Subsidiaries on a Consolidated basis for the trailing four quarters is less than $130,000,000.
The limitations set forth in the immediately preceding sentence and each of the advance rates set forth above may be adjusted downward by Agent, as Agent shall deem necessary or appropriate in its reasonable credit judgment. For purposes hereof, (1) the net amount of Eligible Accounts at any time shall be the face amount of such Eligible Accounts less any and all returns, rebates, discounts
(which may, at Agent's option, be calculated on shortest terms), credits, allowances or excise taxes of any nature at any time issued, owing, claimed by Account Debtors, granted, outstanding or payable in connection with such Accounts at such time and (2) the amount of Eligible Inventory shall be determined on a first-in, first-out, lower of cost or market basis in accordance with GAAP.
U.K.  Collateral  -  all of U.K. Borrowers' right, title and interest in (i) the
----------------
Property  and interests in Property described in Section 5 of the Agreement, and
--                                               ---------
(ii) all other Property and interests in Property that now or hereafter secure the payment and performance of any of the Obligations.
U.K.  Lender-  Fleet  U.K.  in its capacity as the Person obligated to make U.K.
------------
Revolving  Credit Loans to U.K. Borrowers hereunder and to issue U.K. Letters of
---
Credit and U.K. LC Guaranties, together with its successors and assigns. U.K. LC Amount - at any time, the Dollar Equivalent of the aggregate undrawn
----------------
available  amount  of  all  U.K.  Letters  of Credit and U.K. LC Guaranties then
---
outstanding.
---
U.K. LC Guaranty - any guaranty pursuant to which Fleet U.K. or any Affiliate of
----------------
Fleet U.K. shall guaranty the payment or performance by U.K. Borrower of its reimbursement obligation under any letter of credit.
U.K.  LC  Obligations  - Any U.K. LC Amount plus any Obligations that arise from
---------------------                       ----
any  draw  against  any  U.K.  Letter  of Credit or against any letter of credit
--
supported  by  a  U.K.  LC  Guaranty.
--
U.K.  Letter  of  Credit  -  any  standby  or  documentary  letter  of credit or
------------------------
guaranties  or bonds issued by Fleet U.K. or any Affiliate of Fleet U.K. for the
---------
account  of  any  U.K.  Borrower.
U.K.  Obligations  -  means  the  outstanding principal balance of the Revolving
-----------------
Credit  Loans made to U.K. Borrowers and the U.K. LC Obligations and all accrued
----
interest,  fees  and  expenses  with  respect  thereto.
U.K.  Participant  -  means  each  Lender  or  its Affiliate as set forth on the
-----------------
execution  pages  to  this  Agreement  or the relevant Assignment and Acceptance
------
Agreement  and  identified  as  a  U.K. Participant.  U.K. Participant shall not
----
include  the  Agents.
----
U.K. Participating Interest- with respect to each Lender other than Agents, such
---------------------------
Lender's obligation to fund a participating interest in the U.K. Revolving Credit Loans and U.K. LC Amount as set forth in Section 3.14 of the Agreement.
                                                  ------------
U.K. Revolving Credit Loan - as defined in subsection 1.1.1(b) of the Agreement.
--------------------------                 -------------------
U.K. Security Trustee - means Fleet U.K., acting as "Security Trustee" under the
---------------------
Security  Documents  governing  U.K.  Borrowers.
U.K.  Sublimit  - with respect to all Lenders, initially, the Euro, Sterling and
--------------
Dollar Equivalent of $24,000,000 and with respect to any Lender, such Lender's (or its Affiliate's) commitment to purchase U.K. Revolving Credit Loans and thereafter to fund U.K. Revolving Credit Loans in Sterling, Dollars or Euros to U.K. Borrowers, expressed in Dollar Equivalents (including such Lender's or its Affiliate's U.K. Participating Interest and deducting all such U.K. Participating Interests from U.K. Lender's Commitment), as initially set forth on the signature page of the Agreement or any Assignment and Acceptance Agreement executed by such Lender, in each case as adjusted from time to time in accordance with subsection 1.1.1(e) of the Agreement.
                  --------------------
U.K.  Subsidiary  - a Subsidiary organized under the laws of the United Kingdom.
----------------
Unused  Line  Fee  -  as  defined  in  Section  2.5  of  the  Agreement.
-----------------                      ------------
Unrestricted Subsidiary - (a) any Subsidiary that is not a U.S. Subsidiary, U.K.
-----------------------
Subsidiary  or  Canadian  Subsidiary,  or  (b)  those Subsidiaries identified on
Exhibit 7.1.27-1 hereto and any additional Subsidiary which together with all other Unrestricted Subsidiaries, constitutes in the aggregate less than 2% of
(i) aggregate net trade sales on a trailing twelve months' basis and (ii) aggregate book value of assets of the Borrowers and the Subsidiaries at such date of determination, provided, that, at any time an Unrestricted Subsidiary
                          --------- ----
causes the aggregate sales and assets test set forth above to no longer be satisfied, the Unrestricted Subsidiary or Unrestricted Subsidiaries, as applicable, that has either the highest sales or the largest book value of assets of all Unrestricted Subsidiaries at such time shall automatically constitute a Restricted Subsidiary and Borrowers shall promptly cause the appropriate guaranties and Security Documents to be executed and delivered to the applicable Agent (such that, following such conversion of the Unrestricted Subsidiary to a Restricted Subsidiary, the remaining Unrestricted Subsidiaries shall satisfy the definition hereof); provided, that, at no time shall a
                                           --------   ----
Subsidiary that constitutes a Restricted Subsidiary be permitted to become an Unrestricted Subsidiary.
U.S.  Availability  -  the  amount  of  additional  money which U.S. Borrower is
------------------
entitled  to  borrow  from  time  to time as Revolving Credit Loans, such amount
------
being the lesser of (i) the U.S. Revolving Loan Commitment minus the outstanding
----
balance of the U.S. Revolving Credit Loan and the U.S. LC Amount and (ii) the difference derived when the sum of the Dollar Equivalent of the principal amount of Revolving Credit Loans to U.S. Borrower then outstanding (including any amounts which Agent or any Lender may have paid for the account of U.S. Borrower pursuant to any of the Loan Documents and which have not been reimbursed by U.S. Borrower), the Dollar Equivalent of the U.S. LC Amount and any reserves is subtracted from the U.S. Borrowing Base. If the outstanding U.S. Obligations are equal to or greater than the U.S. Revolving Loan Commitment or the U.S. Borrowing Base, U.S. Availability is 0.
U.S.  Borrowing  Base - as at any date of determination thereof, an amount equal
---------------------
to  the  lesser  of:
     (i) $175,000,000 less the sum of the Obligations owing by U.K. Borrowers and Canadian Borrower; or
(ii)     an  amount  equal  to  the  sum  of
     (a) 85% of the net amount of Eligible Accounts of U.S. Borrower outstanding at such date; plus
                              ----
(b) the lesser of (a) 60% of the book value of Eligible Inventory of U.S. Borrower at such date and (b) $29,714,286; plus
                                                  ----
(c)     100%  of  any  cash  held as U.S. Collateral in a form and in an account
(subject  to  a  bank  agency  agreement)  acceptable  to  Agent.
The limitations set forth in the immediately preceding sentence and each of the advance rates set forth above may be adjusted downward by Agent, as Agent shall deem necessary or appropriate in its reasonable credit judgment. For purposes hereof, (1) the net amount of Eligible Accounts at any time shall be the face amount of such Eligible Accounts less any and all returns, rebates, discounts
(which may, at Agent's option, be calculated on shortest terms), credits, allowances or excise taxes of any nature at any time issued, owing, claimed by Account Debtors, granted, outstanding or payable in connection with such Accounts at such time and (2) the amount of Eligible Inventory shall be determined on a first-in, first-out, lower of cost or market basis in accordance with GAAP.
U.S.  Collateral  -  all of U.S. Borrower's right, title and interest in (i) the
----------------
Property  and interests in Property described in Section 5 of the Agreement, and
--                                               ---------
(ii) all other Property and interests in Property that now or hereafter secure the payment and performance of any of the Obligations.
U.S.  LC  Amount  -  at any time, the Dollar Equivalent of the aggregate undrawn
----------------
available  amount  of  all  U.S.  Letters  of Credit and U.S. LC Guaranties then
---
outstanding.
---
U.S.  LC  Guaranty  -  any  guaranty pursuant to which Agent or any Affiliate of
------------------
Agent  shall  guaranty  the  payment  or  performance  by  U.S.  Borrower of its
----
reimbursement  obligation  under  any  letter  of  credit.
----
U.S.  LC  Obligations  - Any U.S. LC Amount plus any Obligations that arise from
---------------------                       ----
any  draw  against  any  U.S.  Letter  of Credit or against any letter of credit
--
supported  by  a  U.S.  LC  Guaranty.
--
U.S.  Letter  of  Credit - any standby or documentary letter of credit issued by
------------------------
Agent  or  any  Affiliate  of  Agent  for  the  account  of  U.S.  Borrower.
--
U.S.  Obligations  -  means  the  outstanding principal balance of the Revolving
-----------------
Credit  Loans  made to U.S. Borrower and the U.S. LC Obligations and all accrued
----
interest,  fees  and  expenses  with  respect  thereto.
U.S.  Parent  -  Borden  Holdings  Inc.,  a  Delaware  corporation.
------------
U.S. Revolving Credit Loan - as defined in subsection 1.1.1(a) of the Agreement.
--------------------------                 -------------------
U.S.  Revolving  Loan  Commitment  - (x) with respect to all Lenders, initially,
---------------------------------
$175,000,000, (subject to adjustment in accordance with the Agreement) minus, as
---                                                                    -----
of any date of determination, the sum of (a) the Dollar Equivalent of the outstanding balances of the Canadian Revolving Credit Loan and the U.K. Revolving Credit Loan, (b) the U.K. LC Amount and (c) any reserves imposed against the Canadian Sublimit and the U.K. Sublimit in amounts sufficient to assure Canadian Availability and U.K. Availability is reserved for payments to third parties required by the terms of this Agreement and (y) with respect to any Lender, such Lender's commitment to provide U.S. Revolving Credit Loans in Dollars to U.S. Borrower, as initially set forth on the signature page of the Agreement or any Assignment and Acceptance Agreement executed by such Lender minus such Lender's Revolving Loan Percentage of the sum of the Dollar
   --
Equivalent  of  Canadian Revolving Credit Loan, U.K. Revolving Credit Loan, U.K.
   --
LC Amount and, without duplication, any reserves imposed against the Canadian Sublimit and U.K. Sublimit in amounts sufficient to assure Canadian Availability and U.K. Availability is reserved for payments to third parties required by the terms of this Agreement.
U.S.  Subsidiary  -  a  Subsidiary  organized under the laws of any State of the
----------------
United  States.
----
Voting  Stock  -  Securities  of  any class or classes of a corporation, limited
-------------
partnership  or  limited  liability  company  or any other entity the holders of
----
which  are  ordinarily,  in  the absence of contingencies, entitled to vote with
----
respect  to  the  election of corporate directors (or Persons performing similar
---
functions).
--
OTHER  TERMS.  All  other  terms contained in the Agreement shall have, when the
------------
context  so  indicates,  the  meanings provided for by the UCC to the extent the
--
same  are  used  or  defined  therein.
--
CERTAIN  MATTERS  OF CONSTRUCTION.  The terms "herein", "hereof" and "hereunder"
---------------------------------
and other words of similar import refer to the Agreement as a whole and not to any particular section, paragraph or subdivision. Any pronoun used shall be deemed to cover all genders. The section titles, table of contents and list of exhibits appear as a matter of convenience only and shall not affect the interpretation of the Agreement. All references to statutes and related regulations shall include any amendments of same and any successor statutes and regulations. All references to any of the Loan Documents shall include any and all modifications thereto and any and all extensions or renewals thereof.

                         List of Exhibits and Schedules

                         LIST OF EXHIBITS AND SCHEDULES
Exhibit  1.1     Form  of  Revolving  Note
Exhibit  3.1.1     Form  of  Loan  Request
Exhibit  6.1.1     Business  Locations
Exhibit  6.4.2     Equipment  Dispositions
Exhibit  7.1.4     Capital  Structure  of  Borrowers  and  each  Subsidiary
Exhibit  7.1.5     Names;  Organization
Exhibit  7.1.13     Surety  Obligations
Exhibit  7.1.14     Tax  Identification  Numbers  of  Subsidiaries
Exhibit  7.1.15     Brokers'  Fees
Exhibit  7.1.16     Patents,  Trademarks,  Copyrights  and  Licenses
Exhibit  7.1.19     Contracts  Restricting  Right  to  Incur  Debts
Exhibit  7.1.20     Litigation
Exhibit  7.1.22     Capitalized  and  Operating  Leases
Exhibit  7.1.23     Pension  Plans
Exhibit  7.1.23-1     Facts About Plans that Result in a Material Adverse Effect
Exhibit  7.1.25     Labor  Relations
Exhibit  7.1.26     Environmental  Laws
Exhibit  7.1.27-1     U.S.  Subsidiaries  with  revenues in excess of $1,000,000
Exhibit  7.1.27-2     Dormant  Subsidiaries
Exhibit  8.1.3     Form  of  Compliance  Certificate
Exhibit  8.1.3(viii)     Form  of  Statutory  Payables  Certificate
Exhibit  8.1.4     Form  of  Borrowing  Base  Certificate
Exhibit  8.2.3     Existing  Indebtedness
Exhibit  8.2.5     Permitted  Liens
Exhibit  8.2.9     Asset  Dispositions
Exhibit  8.2.12     Permitted  Investments
Exhibit  8.2.17     Negative  Pledges
Exhibit  8.3     Financial  Covenants
Exhibit  9.1     U.K.  Conditions  Precedent

Exhibit  A     Form  Guaranty  Agreement
Exhibit  B     Form  of  Pledge  Agreement
Exhibit  C     Form  of  Assignment  and  Acceptance

Schedule  A     Mandatory  Costs
Schedule  B     Cash  and  Non-cash  Losses  or  Charges

                              Exhibit 1.1 - Page 1


                                   EXHIBIT 1.1
                             FORM OF REVOLVING NOTE

                             Exhibit 6.1.1 - Page 2

                                  EXHIBIT 6.1.1
                               BUSINESS LOCATIONS
                          [TO BE SUPPLIED BY BORROWERS]
1.     Borrowers currently have the following business locations, and no others:
Borrower:
Chief  Executive  Office:
Registered  Office  (or  domicile,  for  Quebec):
Other  Locations:


2. Each Borrower maintains its books and records relating to Accounts and General Intangibles at:
3. Each Borrower has had no office, place of business or agent for process located in any county other than as set forth above, except:
4.     Each  Subsidiary  currently  has the following business locations, and no others:
Chief  Executive  Office:
Other  Locations:
5. Each Subsidiary maintains its books and records relating to Accounts and General Intangibles at:
6. Each Subsidiary has had no office, place of business or agent for process located in any county other than as set forth above, except:
7. The following bailees, warehouseman, similar parties and consignees hold Inventory of each Borrower or one of its Subsidiaries:
     Name of Borrower     Name and Address of Party     Nature of Relationship
     ----------------     -------------------------     ----------------------
                   Amount of Inventory     Owner of Inventory
                   -------------------     ------------------

                             Exhibit 7.1.1 - Page 1

                                  EXHIBIT 7.1.1
                      JURISDICTIONS IN WHICH EACH BORROWER
                              AND ITS SUBSIDIARIES
                          ARE AUTHORIZED TO DO BUSINESS
                          [TO BE SUPPLIED BY BORROWERS]

Name  of  Entity     Jurisdiction
----------------     ------------

                             Exhibit 7.1.4 - Page 3


                             Exhibit 7.1.4 - Page 1

                                  EXHIBIT 7.1.4
                                CAPITAL STRUCTURE
                          [TO BE SUPPLIED BY BORROWERS]
1. The classes and the number of authorized and issued Securities of Borrowers and each of their Subsidiaries and the record owner of such Securities of Borrower are as follows:
Borrower:
--------
     Number  of  Securities
  Class of Securities     Issued and Outstanding     Record Owners     Number of
          -----------     ----------------------     -------------     ---------
                       Securities Authorized but Unissued
                        ---------------------------------





Borrower:
--------
     Number  of  Securities
  Class of Securities     Issued and Outstanding     Record Owners     Number of
  -------------------     ----------------------     -------------     ---------
                       Securities Authorized but Unissued
                       ----------------------------------





Borrower:
--------
     Number  of  Securities
  Class of Securities     Issued and Outstanding     Record Owners     Number of
  -------------------     ----------------------     -------------     ---------
                       Securities Authorized but Unissued
                       ----------------------------------





Borrower:
--------
     Number  of  Securities
  Class of Securities     Issued and Outstanding     Record Owners     Number of
  -------------------     ----------------------     -------------     ---------
                       Securities Authorized but Unissued
                       ----------------------------------





Borrower:
--------
     Number  of  Securities
  Class of Securities     Issued and Outstanding     Record Owners     Number of
  -------------------     ----------------------     -------------     ---------
                       Securities Authorized but Unissued
                       ----------------------------------





Subsidiaries:
------------
     Number  of  Securities
  Class of Securities     Issued and Outstanding     Record Owners     Number of
  -------------------     ----------------------     -------------     ---------
                       Securities Authorized but Unissued
                       ----------------------------------





2. The number, nature and holder of all other outstanding Securities of Borrowers and each Subsidiary are as follows:
3. The correct name and jurisdiction of incorporation or organization of each Subsidiary of Borrowers and the percentage of its issued and outstanding Voting Stock owned by Borrowers are as follows:
          Percentage  of  Voting
Name     Jurisdiction  of Incorporation/Organization     Stock Owned by Borrower
----     -------------------------------------------     -----------------------




4. The name of each of each Borrower's and each Subsidiary's corporate or joint venture Affiliates and the nature of the affiliation are as follows:
5. The agreements or instruments binding upon the partners, members or shareholders of each Borrower or any of its Subsidiaries and relating to the ownership of its Securities, are as follows:

                             Exhibit 7.1.5 - Page 1

                                  EXHIBIT 7.1.5
                               NAMES; ORGANIZATION
                          [TO BE SUPPLIED BY BORROWERS]
1. Each Borrower's correct name, as registered with the Secretary of State of the State of Delaware, Industry Canada or The Registrar of Companies for England and Wales is:
2. In the conduct of its business, each Borrower has used the following names:
3. Each Subsidiary's correct name, as registered with the Secretary of State of the State of its incorporation or formation, Industry Canada or The Registrar of Companies for England and Wales is:
4. In the conduct of its business, each Subsidiary has used the following names:
5. Each Borrower's Organizational I.D. Number or, in the case of U.K. Borrowers, registration number as registered at Companies House is:
6.     Each  Subsidiary's  Organizational  I.D.  Number  is:
7.     Each  Borrower's  Type  of  Organization  is:
8.     Each  Subsidiary's  Type  of  Organization  is:
9. Each Borrower has not been the surviving entity of a merger or consolidation, or a corporation resulting from an amalgamation, nor has it acquired substantially all the assets of any person.
10. No Subsidiary has been the surviving entity of a merger or consolidation, or a corporation resulting from an amalgamation, nor has it acquired substantially all the assets of any person.

                             Exhibit 7.1.13 - Page 1

                                 EXHIBIT 7.1.13
                               SURETY OBLIGATIONS
                          [TO BE SUPPLIED BY BORROWERS]

                             Exhibit 7.1.14 - Page 1

                                 EXHIBIT 7.1.14
            TAX IDENTIFICATION NUMBERS OF BORROWERS AND SUBSIDIARIES
                          [TO BE SUPPLIED BY BORROWERS]

Entity     Number
------     ------

                             Exhibit 7.1.15 - Page 1

                                 EXHIBIT 7.1.15
                                  BROKERS' FEES
                          [TO BE SUPPLIED BY BORROWERS]

                             Exhibit 8.1.3 - Page 2


                             Exhibit 7.1.16 - Page 1

                                 EXHIBIT 7.1.16
                  PATENTS, TRADEMARKS, COPYRIGHTS AND LICENSES
                          [TO BE SUPPLIED BY BORROWERS]

1.     Each  Borrower's  and  its  Restricted  Subsidiaries'  patents:
          Status  in     Federal  Registration     Registration
Patent     Owner     Patent  Office     Number     Date
------     -----     --------------     ------     ----




2.     Each  Borrower's  and  its  Restricted  Subsidiaries'  trademarks:
          Status  in     Federal  Registration     Registration
Trademark     Owner     Patent  Office     Number     Date
---------     -----     --------------     ------     ----




3.     Each  Borrower's  and  its  Restricted  Subsidiaries'  copyrights:
          Status  in     Federal  Registration     Registration
Copyrights     Owner     Copyright  Office     Number     Date
----------     -----     -----------------     ------     ----




4. Each Borrower's and its Restricted Subsidiaries' licenses (other than routine business licenses, authorizing them to transact business in local jurisdictions):
Name  of  License     Nature  of  License     Licensor     Term  of  License
-----------------     -------------------     --------     -----------------




5.     Infringement  Activities:

6.     Unregistered  material  trademarks,  service  marks  and  copyrights:

7. Material license agreements that do not permit assignment or limit the use of license after default:

                             Exhibit 7.1.19 - Page 1

                                 EXHIBIT 7.1.19
                    CONTRACTS RESTRICTING RIGHT TO INCUR DEBT
                          [TO BE SUPPLIED BY BORROWERS]

     Contracts that restrict the right of any Borrower or any of its Subsidiaries to incur Indebtedness:
Title  of Contract     Identity of Parties     Nature of Restriction     Term of
------------------     -------------------     ---------------------     -------
Contract
--------

                             Exhibit 7.1.20 - Page 1

                                 EXHIBIT 7.1.20
                                   LITIGATION
                          [TO BE SUPPLIED BY BORROWERS]

1. Actions, suits, proceedings and investigations pending against any Borrower or any Subsidiary:
Title of Action     Nature of Action     Complaining Parties     Jurisdiction or
---------------     ----------------     -------------------     ---------------
Tribunal
--------




2. The only threatened actions, suits, proceedings or investigations of which any Borrower or any Subsidiary is aware are as follows:

                             Exhibit 7.1.22 - Page 1

                                 EXHIBIT 7.1.22
                        CAPITALIZED AND OPERATING LEASES
                          [TO BE SUPPLIED BY BORROWERS]
     Each Borrower and its Subsidiaries have the following capitalized and operating leases:
Lessee     Lessor     Term  of  Lease     Property  Covered
------     ------     ---------------     -----------------

                             Exhibit 7.1.23 - Page 1

                                 EXHIBIT 7.1.23
                                  PENSION PLANS
                          [TO BE SUPPLIED BY BORROWERS]
     Each  Borrower  and  its  Subsidiaries  have  the  following  Plans:
                             Party     Type of Plan
                             -----     ------------
Borrower
--------

Subsidiaries
------------

                             Exhibit 7.1.25 - Page 1

                                 EXHIBIT 7.1.25
              COLLECTIVE BARGAINING AGREEMENTS; LABOR CONTROVERSIES
                          [TO BE SUPPLIED BY BORROWERS]
1. Each Borrower and its Subsidiaries are parties to the following collective bargaining agreements:
               Type of Agreement     Parties     Term of Agreement
               -----------------     -------     -----------------





2. Material grievances, disputes of controversies with employees of each Borrower or any of its Subsidiaries are as follows:
        Parties Involved     Nature of Grievance, Dispute or Controversy
        ----------------     -------------------------------------------





3. Threatened strikes, work stoppages and asserted pending demands for collective bargaining with respect to each Borrower or any of its Subsidiaries are as follows:
                      Parties Involved     Nature of Matter
                      ----------------     ----------------

                             Exhibit 8.1.3 - Page 1


                                  EXHIBIT 8.1.3
                             COMPLIANCE CERTIFICATE
                                 BORDEN CHEMICAL
__________________,  ___
Fleet  Capital  Corporation,  as  Agent
One  South  Wacker  Drive
Suite  1400
Chicago,  Illinois  60606
     The undersigned, the chief financial officer of _____________________ ("Borrower"), gives this certificate to Fleet Capital Corporation, in its capacity as Agent ("Agent") in accordance with the requirements of subsection
                                                                      ----------
8.1.3  of  that certain Loan and Security Agreement dated __________, 20__ among
  ---
Borden Chemical, Inc., Borden Chemical Canada, Inc., Borden Chemical UK Limited and Borden Chemical GB Limited f/k/a Blagden Chemicals Limited, Agent, and the Lenders party thereto ("Loan Agreement"). Capitalized terms used in this Certificate, unless otherwise defined herein, shall have the meanings ascribed to them in the Loan Agreement.
1. Based upon my review of the balance sheets and statements of income of Borrowers and their Subsidiaries for the [__________] period ending _______________, ____, copies of which are attached hereto, I hereby certify that:
(i) Capital Expenditures during the period and for the fiscal year to date total $__________ and $__________, respectively.
(ii)     Aggregate  Availability  as  of  the  date  hereof  is  $_________.
(iii)     the  Fixed  Charge  Coverage  Ratio  is  ______  to  1.0.
2. No Default exists on the date hereof, other than: __________________ ________________________________________________ [IF NONE, SO STATE]; and
     3. No Event of Default exists on the date hereof, other than __________ ____________________________________________________ [IF NONE, SO STATE].
Very  truly  yours,
_______________________________
Chief  Financial  Officer

                          Exhibit 8.1.3(viii) - Page 1

                               EXHIBIT 8.1.3(VIII)
                         STATUTORY PAYABLES CERTIFICATE
                                 BORDEN CHEMICAL




                               [GRAPHIC  OMITED]

                             Exhibit 8.1.4 - Page 1

                                  EXHIBIT 8.1.4
                       FORM OF BORROWING BASE CERTIFICATE
                                    [TO COME]

                             Exhibit 8.2.3 - Page 1

                                  EXHIBIT 8.2.3
                              EXISTING INDEBTEDNESS
                          [TO BE SUPPLIED BY BORROWERS]

BORROWER     LENDER     AMOUNT     MATURITY
--------     ------     ------     --------

                             Exhibit 8.2.5 - Page 1

                                  EXHIBIT 8.2.5
                                 PERMITTED LIENS
                          [TO BE SUPPLIED BY BORROWERS]

                        Secured Party     Nature of Lien
                        -------------     --------------

                             Exhibit 8.2.12 - Page 1

                                 EXHIBIT 8.2.12
                              PERMITTED INVESTMENTS
                          [TO BE SUPPLIED BY BORROWERS]

                              Exhibit 8.3 - Page 3


                              Exhibit 8.3 - Page 1

                                   EXHIBIT 8.3
                               FINANCIAL COVENANTS
DEFINITIONS
     EBITDA  -  means, with respect to any Person for any fiscal period, without
     ------
duplication, an amount equal to (a) Consolidated net income of such Person for such period, determined in accordance with GAAP, minus (b) the sum of (i) income
                                                 -----
tax credits, (ii) interest income, (iii) gain from extraordinary items for such period, (iv) any aggregate net gain during such period arising from the sale, exchange or other disposition of capital assets by such Person (including any fixed assets, whether tangible or intangible, all inventory sold in conjunction with the disposition of fixed assets and all securities), (v) any other non-cash gains that have been added in determining Consolidated net income, in each case to the extent included in the calculation of Consolidated net income of such Person for such period in accordance with GAAP, and (vi) management fees paid as permitted under Section 8.2.4 hereof, in each case without duplication, plus (c)
                -------------                                           ----
the sum of (i) any provision for income taxes, (ii) Interest Expense, (iii) loss from extraordinary items for such period, (iv) depreciation and amortization for such period, (v) amortized debt discount for such period, (vi) the amount of any deduction from Consolidated net income as the result of any grant to any members of the management of such Person of any Securities, (vii) any aggregate net loss during such period arising from the sale, exchange or other disposition of capital assets by such Person (including any fixed assets, whether tangible or intangible, all inventory sold in conjunction with the disposition of fixed assets and all securities) and (viii) the cash and non-cash losses or charges set forth on Schedule B, in each case to the extent included in the calculation
              ----------
of Consolidated net income of such Person for such period in accordance with GAAP, but without duplication. For purposes of this definition, the following items shall be excluded in determining Consolidated net income of a Person: (1) the income (or deficit) of any other Person accrued prior to the date it became a Subsidiary of, or was merged or Consolidated into, such Person or any of such Person's Subsidiaries; (2) the income (or deficit) of any other Person (other than a wholly-owned Subsidiary) in which such Person has an ownership interest, except to the extent any such income has actually been received by such Person in the form of cash dividends or distributions; (3) the undistributed earnings of any Subsidiary of such Person to the extent that the declaration or payment of dividends or similar distributions by such Subsidiary is not at the time permitted by the terms of any contractual obligation or requirement of law applicable to such Subsidiary; (4) any restoration to income of any contingency reserve, except to the extent that provision for such reserve was made out of income accrued during such period; (5) any write-up of any asset; (6) any net gain from the collection of the proceeds of life insurance policies; (7) any net gain arising from the acquisition of any securities, or the extinguishment, under GAAP, of any Indebtedness, of such Person, (8) in the case of a successor to such Person by consolidation or merger or as a transferee of its assets, any earnings of such successor prior to such consolidation, merger or transfer of assets, and (9) any deferred credit representing the excess of equity in any Subsidiary of such Person at the date of acquisition of such Subsidiary over the cost to such Person of the investment in such Subsidiary.
For purposes of calculating EBITDA with respect to measurement periods that include periods prior to the Closing Date, EBITDA for the following Fiscal Quarters shall be the amounts set forth below:
                           Fiscal Quarter Ending     Amount
                           ---------------------     ------
                          September 30, 2001     $37,700,000
                          December 31, 2001     $38,100,000
                            March 31, 2002     $31,100,000
                            June 30, 2002     $33,500,000

     Solely for purposes of determining the Leverage Ratio and notwithstanding clause (1) above, (i) for any Person acquired by a Borrower or a Subsidiary within the last twelve months prior to the date of determination, EBITDA shall include the pro forma EBITDA of such acquired Person (assuming the consummation of such acquisition occurred on the first day of such twelve-month period); provided, that any proforma adjustments shall be reasonably acceptable to Agent
    ----
and (ii) for those Subsidiaries disposed of by a Borrower or a Subsidiary within the last twelve months prior to the date of determination, EBITDA shall exclude the pro forma EBITDA of such disposed of Subsidiary assuming the consummation of such acquisition occurred on the first day of such twelve-month period); provided, that any proforma adjustments shall be reasonably acceptable to Agent.
       -
FIXED CHARGE COVERAGE RATIO - the ratio of (i) EBITDA for the most recent period
---------------------------
of twelve consecutive months for which financial statements are available in accordance with subsection 8.1.3 minus the sum of (a) any provision for (plus
                  ----------------- -----
any benefit from) income taxes paid or payable in cash including in the determination of net earnings (or loss) for such period, but in any event not less than zero, plus (b) non-financed Capital Expenditures during such period, to (ii) Fixed Charges for such period, all as determined for Borrowers and their Subsidiaries on a Consolidated basis and in accordance with GAAP. For purposes of calculating the Fixed Charge Coverage Ratio with respect to measurement periods that include periods prior to the Closing Date, income taxes and non-financed Capital Expenditures for the following Fiscal Quarters shall be the amounts set forth below:

      Fiscal Quarter Ending     Income Taxes Amount     Non-Financed Capital
      ---------------------     -------------------     --------------------
                               Expenditures Amount
                               -------------------
                    September 30, 2001     $0     $9,100,000
                December 31, 2001     $2,500,000     $11,100,000
                  March 31, 2002     $2,300,000     $9,200,000
                   June 30, 2002     $3,600,000     $8,600,000

FIXED  CHARGES - with respect to any period, the sum of: (i) scheduled principal
--------------
payments required to be made during such period in respect to Indebtedness for Money Borrowed (including the principal portion of Capitalized Lease Obligations and required principal amortization payments hereunder), other than Indebtedness permitted by clause (x) of subsection 8.2.3), plus (ii) Interest Expense for
                               ----------------   ----
such period, excluding the amortization of financing costs and original issue discounts as determined for Borrowers and their Subsidiaries on a Consolidated basis and in accordance with GAAP.
For purposes of calculating Fixed Charges with respect to measurement periods that include periods prior to the Closing Date, Fixed Charges for the following Fiscal Quarters shall be the amounts set forth below:
                        FISCAL QUARTER ENDING     AMOUNT
                        ---------------------     ------
September  30,  2001     $15,400,000
December  31,  2001     $13,900,000
March  31,  2002     $11,100,000
June  30,  2002     $11,600,000

INTEREST  EXPENSE  -  with respect to any period, interest expense as determined
-----------------
for  Borrowers  and their Subsidiaries on a Consolidated basis and in accordance
--
with  GAAP,  but  specifically  including  Letter  of Credit Fees, less non-cash
-                                                                  ----
accretion  of  interest  during  such  period.
COVENANTS
     FIXED  CHARGE  COVERAGE RATIO.  Borrowers shall not permit the Fixed Charge
     -----------------------------
Coverage Ratio determined as of the last day of the Fiscal Quarter for the twelve-month period ending on the last day of such Fiscal Quarter at such time that the Aggregate Availability (determined as of the date that Borrowers deliver (or are required to deliver) the quarterly financial statements pursuant to Section 8.1.3(ii) hereof) is in the range set forth below to be less than the
   -----------------
ratio  set  forth  below  opposite  such  Aggregate  Availability  range:
                     AGGREGATE AVAILABILITY RANGE     RATIO
                     ----------------------------     -----
           Aggregate Availability is greater than $75,000,000     None
Aggregate  Availability  is  less  than $75,000,000 but greater than or equal to
                           $50,000,000     1.1 to 1.0
Aggregate  Availability  is  less  than $50,000,000 but greater than or equal to
                           $25,000,000     1.25 to 1.0
         Aggregate Availability is less than $25,000,000     1.50 to 1.0

                              Exhibit 9.1 - Page 2


                              Exhibit 9.1 - Page 1

                                   EXHIBIT 9.1
                      U.K. Documentary Conditions Precedent
         (each to be in a form and substance satisfactory to U.K. Agent)
1. Formalities Certificate(s): a certificate (dated no earlier than the date the first Loan is drawn down or such other date as Agent may approve) from each U.K. Company which is a Borrower or Guarantor (a "U.K. Obligor") in the form approved by Agent, signed by an authorized director of such U.K. Obligor which in each case shall have attached to it the documents referred to in such certificate including, without limitation, the documents for such U.K. Obligor referred to in paragraphs 2, 3, 4 and 5 below, all such documents to be in the agreed form and shall contain a confirmation that no borrowing, guaranteeing or similar limit binding on such U.K. Obligor will be exceeded by its entry into and performance of the Loan Documents, to which it is a party;
2. Constitutional Documents: a copy of the certificate of incorporation, the certificate of incorporation on change of name, the memorandum and articles of association of each U.K. Obligor;
3. Board Resolutions: a copy of the resolutions of the board of directors (or equivalent) of each U.K. Obligor:
(a) approving the terms of and transactions contemplated by the Loan Documents and resolving that it execute the Loan Documents to which it is a party;
(b) authorizing a specified person or persons to execute the Loan Documents to which it is a party on its behalf; and
(c) authorizing a specified person or persons on its behalf to sign and/or dispatch all other documents and notices to be signed and/or dispatched by it under or in connection with the Loan Documents;
4. Shareholder Resolutions: a copy of the resolutions of the shareholders of each U.K. Obligor approving the terms of, and the transactions contemplated by, the Loan Documents to which such U.K. Obligor is a party;
5. Specimen Signatures: a specimen of the signature of each person authorized by each U.K. Obligor to sign the Loan Documents to which it is a party;
6. Security Documents: each of the following documents in the agreed form duly executed and delivered by all parties thereto:
(a) a guarantee and debenture between U.K. Borrowers, Borden Chemical Finance Limited, Combined Composite Technologies Limited, all Subsidiaries of any Borrower and Fleet U.K.;
(b) two share charges governed by English law granted by Borden Chemical, Inc. to Agent over the shares of Borden International Holdings Limited;
7.     Financial  Information:  certified  copies  of:
(a)     audited  accounts  of  each  U.K.  Obligor  for  2000;
(b) the unaudited management accounts of each U.K. Obligor for 2001 and the period from April 30, 2002 to the Closing Date.
8. Financial Indebtedness and Guarantees: a form DS1 and a deed of release or such other evidence satisfactory to Fleet U.K. that all Indebtedness (other than any permitted to exist after the Closing Date) has been repaid and all guarantees (other than those permitted to exist after the Closing Date under the terms of this Agreement) have been or will be discharged or will be repaid or released (as the case may be) on the Closing Date.
9. Consents/Notices: certified copies of all third party consents which are required in connection with the creation or registration of any Lien contained in any Security Document and all notices of assignment or charge required to be given under the terms of the Security Documents (subject to the specific provisions of the Security Documents).
10. Share Certificates and Stock Transfers: share certificates in respect of the shares in U.K. Borrowers together with stamped, executed blank stock transfers in respect of all shares charged under the Security Documents.
11. Legal Opinion: a legal opinion of Addleshaw Booth & Co. as to matters of English law in form and substance satisfactory to Agent.
12. Title Deeds: all original title deeds in respect of interest in any property charged under a Security Document (except where such title deeds are at H.M. Land Registry in connection with pending applications) or such undertakings as to the safe custody and delivery of documents of title and such copies of such documents as U.K. Agent may reasonably require.
13. Certificates of Title: certificates of title addressed to Fleet U.K. (and their successors, assignees and transferees) from Addleshaw Booth & Co. in respect of each of the properties to be charged under the Security Documents for which it has been agreed that such certificates of title will be required as a condition precedent.
14. Property Searches: official priority searches relating to the properties charged under the Security Documents, in favor of Fleet U.K. in respect of any registered or unregistered titles giving a sufficient period of priority and showing that no adverse entry exists.
15. Process Agent: evidence that a process agent in England has been appointed by Borden Chemical, Inc. and has accepted its appointment.

                               SCHEDULE A - PAGE 3


                               SCHEDULE A - PAGE 1

                                   SCHEDULE A
                            Mandatory Costs Formulae
1. The Mandatory Cost is an addition to the interest rate to compensate Lenders for the cost of compliance with (a) the requirements of the Bank of England and/or the Financial Services Authority (or, in either case, any other authority which replaces all or any of its functions) or (b) the requirements of the European Central Bank.
2. On the first day of each Interest Period (or as soon as possible thereafter) Agent shall calculate, as a percentage rate, a rate (the "Additional Costs Rate") for each Lender, in accordance with the paragraphs set out below. The Mandatory Cost will be calculated by Agent as a weighted average of the Lenders' Additional Costs Rates (weighted in proportion to the percentage participation of each Lender in the relevant Loan) and will be expressed as a percentage rate per annum.
3. The Additional Costs Rate for any Lender lending from a facility office in a Participating Member State (as defined below) will be the percentage notified by that Lender to Agent. This percentage will be certified by that Lender in its notice to Agent to be its reasonable determination of the cost (expressed as a percentage of that Lender's participation in all advances made from that facility office) of complying with the minimum reserve requirements of the European Central Bank in respect of loans made from that facility office.
4. The Additional Costs Rate for any Lender lending from a facility office in the United Kingdom will be calculated by Agent as follows:
(a)     in  relation  to  a  Sterling  Loan:
                   AB + C(B-D) + E x 0.01 per cent. per annum
                                   100 - (A+C)
(b)     in  relation  to  a  Loan  in  any  currency  other  than  Sterling:
                          E x 0.01 per cent. per annum
                                       300
where:
A is the percentage of Eligible Liabilities (assuming these to be in excess of any stated minimum) which that Lender is from time to time required to maintain as an interest free cash ratio deposit with the Bank of England to comply with cash ratio requirements;
B is the percentage rate of interest (excluding the Applicable Margin and the Mandatory Cost and, if the Loan is an unpaid sum, the additional rate of interest specified in subsection 2.1.2 of the Agreement payable for the relevant
                      ----------------
Interest  Period  on  the  Loan;
C is the percentage (if any) of Eligible Liabilities which that Lender is required from time to time to maintain as interest bearing Special Deposits with the Bank of England;
D is the percentage rate per annum payable by the Bank of England to Agent on interest bearing Special Deposits; and
E is designed to compensate Lenders for amounts payable under the Fees Rules and is calculated by Agent as being the average of the most recent rates of charge supplied by the Reference Banks to Agent pursuant to paragraph 8 below and expressed in pounds per 1,000,000.
5.     For  the  purposes  of  this  Schedule:
(a) "Eligible Liabilities" and "Special Deposits" have the meanings given to them from time to time under or pursuant to the Bank of England Act 1998 or (as may be appropriate) by the Bank of England;
(b) "Fees Rules" means the rules on periodic fees contained in the FSA Supervision Manual or such other law or regulation as may be in force from time to time in respect of the payment of fees for the acceptance of deposits;
(c) "Fee Tariffs" means the fee tariffs specified in the Fees Rules under the activity group A.1 Deposit acceptors (ignoring any minimum fee or zero rated fee required pursuant to the Fees Rules but taking into account any applicable discount rate); and
(d) "Tariff Base" has the meaning given to it in, and will be calculated in accordance with, the Fees Rules.
6. In application of the above formulae, A, B, C and D will be included in the formulae as percentages (i.e., 5 per cent. will be included in the formula as 5 and not as 0.05). A negative result obtained by subtracting D from B shall be taken as zero. The resulting figures shall be rounded up to four decimal places.
7. If requested by Agent, each Reference Bank shall, as soon as practicable after publication by the Financial Services Authority, supply to Agent, the rate of charge payable by that Reference Bank to the Financial Services Authority pursuant to the Fees Rules in respect of the relevant financial year of the Financial Services Authority (calculated for this purpose by that Reference Bank as being the average of the Fee Tariffs applicable to that Reference Bank for that financial year) and expressed in pounds per 1,000,000 of the Tariff Base of that Reference Bank.
8. Each Lender shall supply any information required by Agent for the purpose of calculating its Additional Costs Rate. In particular, but without limitation, each Lender shall supply the following information in writing on or prior to the date on which it becomes a Lender:
(a) its jurisdiction of incorporation and jurisdiction of its facility office; and
(b) any other information that Agent may reasonably require for such purpose.
Each Lender shall promptly notify Agent in writing of any change to the information provided by it pursuant to this paragraph.
9. The percentages of each Lender for the purpose of A and C above and the rates of charge of each Reference Bank for the purpose of E above shall be determined by Agent based upon the information supplied to it pursuant to paragraphs 7 and 8 above and on the assumption that, unless a Lender notifies Agent to the contrary, each Lender's obligations in relation to cash ratio deposits and Special Deposits are the same as those of a typical bank from its jurisdiction of incorporation with a facility office in the same jurisdiction as its facility office.
10. Agent shall have no liability to any person if such determination results in an Additional Costs Rate which over or under compensates any Lender and shall be entitled to assume that the information provided by any Lender or Reference Bank pursuant to paragraphs 3, 7 and 8 above is true and correct in all respects.
11. Agent shall distribute the additional amounts received as a result of the Mandatory Costs to the Lenders on the basis of the Additional Costs Rate for each Lender based on the information provided by each Lender and each Reference Bank pursuant to paragraphs 3, 7 and 8 above.
12. Any determination by Agent pursuant to this Schedule in relation to a formula, the Mandatory Cost, an Additional Costs Rate or any amount payable to a Lender shall, in the absence of manifest error, be conclusive and binding on all parties to this Agreement.
13. Agent may from time to time, after consultation (but without their consent) with the Borrower Representative and the Lenders, determine and notify to all parties to this Agreement any amendments which are required to be made to this Schedule in order to comply with any change in law, regulation or any requirements from time to time imposed by the Bank of England, the Financial Services Authority or the European Central Bank (or, in any case, any other authority which replaces all or any of its functions). Any such determination shall, in the absence of manifest error, be conclusive and binding on all such parties.
14. For the purposes of this Schedule "Participating Member State" means any member state of the European Communities that adopts or has adopted the Euro as its lawful currency in accordance with legislation of the European Community relating to Economic and Monetary Union.

                                   SCHEDULE B
                       CASH AND NON-CASH LOSSES OR CHARGES
                          [TO BE SUPPLIED BY BORROWERS]





































































                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Borden Chemical, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section  906  of  the  Sarbanes-Oxley  Act  of  2002,  that:

1)     The  Report  fully  complies with the requirements of Section 13(a) or 15
(d)  of  the  Securities  Exchange  Act  of  1934;  and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Craig O. Morrison                       /s/ William H. Carter
----------------------                      ---------------------
Craig  O.  Morrison                         William  H.  Carter
Chief  Executive  Officer                   Chief  Financial  Officer
Date: November 14, 2002                     Date: November 14, 2002