Form 10-K
period 2002-12-31
BORDEN CHEMICAL  INC
filed 2003-03-28
CIK 13239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K

 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the fiscal year ended: December 31, 2002   Commission file number:      1-71
                          --------------------                            ------


                              BORDEN CHEMICAL, INC.



              New  Jersey                                   13-0511250
           -------------------              ----------------------------------
        (State of incorporation)           (I.R.S. Employer Identification No.)

180  East  Broad  St., Columbus, OH 43215                   614-225-4000
---------------------------------------------    -----------------------------
(Address  of  principal  executive  offices)   (Registrant's  telephone  number)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title  of  each  class               Name  of  each exchange on which registered
----------------------             ---------------------------------------------
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

Indicate  by  check  mark  whether  the  registrant  is an accelerated filer (as
defined  in  Exchange  Act  Rule  12b-2)      Yes               No X
                                                    -----         ---

Aggregate market value in thousands of the voting stock held by nonaffiliates of the Registrant based upon the average bid and asked prices of such stock on March 27, 2003: $0.

Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on March 27, 2003:200,895,628

                       DOCUMENTS INCORPORATED BY REFERENCE

       Document                                                     Incorporated
       --------                                                     ------------
        none                                                             none


               The Exhibit Index is Located herein at sequential pages 83 through 86.

                              BORDEN CHEMICAL, INC.

                                      INDEX







PART I
Item 1 - Business                                                                                        3
Item 2 - Properties                                                                                      6
Item 3 - Legal Proceedings                                                                               6
Item 4 - Submission of Matters to a Vote of Security Holders                                             8

PART II
Item 5 - Market for the Registrant's Common Equity and Related Stockholder Matters                       9
Item 6 - Selected Financial Data                                                                        10
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations          11
Item 7A -Quantitative and Qualitative Disclosures about Market Risk                                     25
Item 8 - Financial Statements and Supplementary Data                                                    26
         BORDEN CHEMICAL, INC. CONSOLIDATED FINANCIAL STATEMENTS
         Consolidated Statements of Operations, years ended December 31, 2002, 2001 and 2000            26
         Consolidated Balance Sheets, December 31, 2002 and 2001                                        28
         Consolidated Statements of Cash Flows, years ended December 31, 2002, 2001 and 2000            30
         Consolidated Statements of Shareholders' Equity, years ended December 31, 2002, 2001 and 2000  32
         Notes to Consolidated Financial Statements                                                     34
         Independent Auditors' Report .                                                                 67
Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure           68

PART III
Item 10 - Directors and Executive Officers of the Registrant                                            68
Item 11 - Executive Compensation                                                                        71
Item 12 - Security Ownership of Certain Beneficial Owners and Management                                76
Item 13 - Certain Relationships and Related Transactions                                                77
Item 14 - Controls and Procedures                                                                       77
Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                                   80
PART IV
Item 15 - Exhibits, Financial Statement Schedules and Reports on Form 8-K                               82
Signatures                                                                                              89









































                                     PART I
ITEM  1.   BUSINESS
--------   --------
(dollars  in  thousands  except  per  share  data)

Current  Description  Summary
-----------------------------

The Company, Borden Chemical, Inc. (formerly Borden, Inc.) was incorporated on April 24, 1899. After the third quarter 2001 sale of the Consumer Adhesives business ("Consumer Adhesives") to an affiliate, the Company's sole remaining business is the Chemical business. The Company is engaged primarily in the manufacture and distribution of forest products and industrial resins, formaldehyde, coatings and other specialty and industrial chemicals worldwide. The Company's executive and administrative offices are located in Columbus, Ohio. Chemical production facilities are located throughout the United States and in many foreign countries.

In fourth quarter 2001, the Company merged with its subsidiaries, Borden Chemical Holdings, Inc. and Borden Chemical, Inc., executed certain financial transactions with its parent, Borden Holdings, Inc. ("BHI"), and changed its name to Borden Chemical, Inc. (the "Corporate Reorganization") reflecting the fact that the only remaining business of the Company is the Chemical business. The Corporate Reorganization simplified the legal structure, strengthened the capital structure and reduced overhead costs of the Company. As part of the Corporate Reorganization, certain functions were downsized, eliminated or transferred to a separate legal entity, Borden Capital, Inc. ("Capital"), also owned by the Company's parent. Subsequent to the Corporate Reorganization, Capital provided certain management, consulting and board services for the Company as well as for other entities owned by Kohlberg, Kravis, Roberts & Co.
(KKR) and charged fees to the Company and the other entities for these services.

During the 2002 year, the Company's parent decided to wind down Capital's operations, with the cessation of operations expected to occur during the first half of 2003. Certain management, consulting and board services previously provided to the Company by Capital will be assumed by the Company, while other such services will continue to be provided to the Company by KKR for an annual fee.

Beginning in 2002, the Company reports three operating segments rather than one, as previously reported, to better reflect the ongoing internal organization. Prior periods have been restated to reflect this change. See Note 21 to Consolidated Financial Statements.

Historical  Perspective
-----------------------

On March 14, 1995, affiliates of KKR acquired control of the Company. In late 1995, the Company began the process of redesigning its operating structure in order to maximize value for its owners and determined that certain businesses did not fit into its long-term strategic plan. At the end of 1995, the Company consisted of the following business segments: Chemical, Food, Other Consumer Products, Decorative Products, Dairy and businesses held for sale. All of these businesses were subsequently sold except for Chemical.

The Company has made various acquisitions and divestitures and has also undertaken numerous plant closing and other business realignment initiatives primarily related to the Chemical business (discussed below). Following is a summary by year of the Company's significant transactions impacting recent years' operations.

In 1997, the Company acquired Melamine Chemicals, Inc., a major producer of melamine crystal, for which a substantial amount of production was to be used internally to produce forest products and industrial resins.

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

In 2000, the Company acquired the formaldehyde and certain other assets from Borden Chemical and Plastic Operating Limited Partnership, an affiliate of the Company, and East Central Wax, an unrelated wax emulsions producer for the forest products business (both Chemical segment). In 2000, the Company also acquired certain assets and liabilities of a Canadian based business that produces various consumer adhesive and glue products (included in the Consumer Adhesives segment prior to its sale).

In August 2001, an option, sold to BW Holdings, LLC ("BWHLLC") in 1996, to purchase 74% of the common shares of Consumer Adhesives was exercised. The Company is controlled by BWHLLC. At the same time, another company controlled by BWHLLC purchased the remaining 26% of Consumer Adhesives common shares (collectively the "Consumer Adhesives Sale"). At December 31, 2001 the Company still held a $110,000 investment in Consumer Adhesives preferred stock. On March 1, 2002, the Consumer Adhesives preferred stock was redeemed for a $110,000 note receivable from Consumer Adhesives. On March 12, 2002, the note receivable was sold to BHI for $110,000 in cash plus accrued interest, with the proceeds being used to repay affiliated debt. Consequently, Consumer Adhesives is reported as a discontinued operation in the Company's financial statements for all periods presented. Also in 2001, the Company and Delta-HA, Inc. merged their North American foundry resins and coatings businesses to form HA-International in which the Company has a 75% interest.

Chemical  Realignment  and  Corporate  Reorganization
-----------------------------------------------------

In addition to acquisitions and divestitures discussed above, the Company has undertaken numerous plant closing and other business realignment initiatives primarily related to the Chemical business. These initiatives were designed to improve the effectiveness and efficiency of the Chemical business and to focus the Company's resources on its core strengths. Such business realignment charges have consisted primarily of employee severance, plant closure and environmental remediation costs and asset write-offs. The Company has also recently completed a reorganization of its corporate headquarters function and its capital structure. The following is a brief overview of business realignment activities since 1999.

In 1999, the Company recorded $41,572 of business realignment charges related to the closure of Chemical plants in Brazil, Uruguay and the Philippines and to discontinue a domestic Chemical plant construction project.

In 2000, the Company recorded $38,100 of business realignment charges related to the closure of two forest products plants in the U.S., a formaldehyde and resins plant in the U.K. resulting from the Blagden acquisition, and a formaldehyde and resins plant in Argentina.

In 2001, the Company recorded $126,408 of business realignment charges related primarily to the closures of its melamine crystal plant and two forest products plants in the U.S., realignment of its North American workforce organization, reorganization of its corporate headquarters and the discontinuance of a plant construction project. The largest component of the 2001 charge is a $98,163 impairment of melamine crystal fixed assets, spare parts and goodwill that was the result of the Company's strategic decision late in 2001 to sell or close this plant and to enter into a long-term contractual arrangement with a major supplier for a substantial portion of the Company's future melamine crystal needs.

In 2001, the Company also completed a significant capital restructuring, which consisted primarily of a capital contribution of $614,369 of preferred stock held by the Company's parent. The significant impact of this transaction was to eliminate future required annual preferred dividend payments of $73,724. Also as part of the capital restructuring, the Company's parent made a cash capital contribution and purchased certain financial assets from the Company for cash in amounts that management believed approximated fair value. The cash contribution and the cash received from sale of assets allowed the Company to substantially repay its affiliated debt as of December 31, 2001.

In March 2002, the Company further paid down its affiliated debt with proceeds received from the sale, to its parent, of its remaining financial investment in Consumer Adhesives.

PRODUCTS
Below  are  the  Company's  primary  products  by  operating  segment:

North  American  Forest  Products:  formaldehyde  and  forest  products  resins.

North American Performance Resins: specialty, oilfield, industrial, nonwoven, laminate and foundry resins, and UV coatings.

International:  formaldehyde,  forest  product  and  performance  resins.

MARKETING  AND  DISTRIBUTION
Domestic products are sold primarily by in-house sales forces to industrial users. To the extent practicable, international distribution techniques parallel those used in the United States. However, raw materials, production considerations, pricing competition, government policy toward industry and foreign investment, and other factors may vary substantially from country to country.

COMPETITION
The Company is the leading global producer of thermosetting resins for the forest products industry and a leading producer of thermosetting resins for industrial and foundry applications. These resins are used to bind or coat other materials during the manufacturing process. The Company is also the world's largest producer of formaldehyde. Approximately 50% of the formaldehyde is consumed internally to produce thermosetting resins, with the remainder sold to third parties. UV Coatings are produced for fiber optics coating applications. The Company manufactures and distributes its products worldwide with the most significant markets being North America, Western Europe, Latin America, Australia, and Malaysia and, generally, holds a leading market position in the areas in which it competes. Resins are provided to a wide variety of customers for use in the manufacture of structural building panels, medium density fiberboard, particle board, laminate veneers, insulation binders, automotive brakes, and to coat cores and molds in the metal casting process. The major competitors are Ashland Specialty Chemical Company, Georgia Pacific Corporation, Dynea, and several regional domestic and international competitors. Price, customer service and product performance are the primary areas in which the Company competes.

MANUFACTURING  AND  RAW  MATERIALS
The primary raw materials used by the Company, in all operating segments, are methanol, phenol and urea. Raw materials are available from numerous sources in sufficient quantities but are subject to price fluctuations that cannot always be passed on to customers.

The Company uses long-term purchase agreements for its primary and other raw materials in certain circumstances to assure availability of adequate supplies at specified prices.

CUSTOMERS
The Company does not depend on any single customer nor is any business limited to a particular group of customers, the loss of which would have a material adverse effect on the business. The primary customers consist of manufacturers, and the business is generally not seasonal.

PATENTS  AND  TRADEMARKS
The Company owns various patents, trademark registrations and patent and trademark applications in all operating segments around the world which are held for use or currently used in its operations. A majority of the patents relate to the development of new products and processes for manufacturing and use thereof and will expire at various times between 2003 and 2013. No individual patent is considered to be material.

RESEARCH  AND  DEVELOPMENT
Research and development expenditures were $19,080, $22,717 and $22,202 in 2002, 2001 and 2000, respectively. Development and marketing of new products are carried out at the business unit level and integrated with quality control for existing product lines.

EMPLOYEES
At December 31, 2002, the Company had approximately 2,600 employees. Relationships with union and non-union employees are generally good.

WHERE  YOU  CAN  FIND  MORE  INFORMATION
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available to the public from the Securities and Exchange Commission at its website http://sec.gov or free of charge from Investor Relations which can be accessed through the Company's internet website at http://bordenchem.com.
                     ------------------------





































ITEM  2.   PROPERTIES
-------    ----------

As of December 31, 2002, the Company operated 27 domestic production and manufacturing facilities in 16 states, the most significant being a plant in Louisville, Kentucky. In addition, the Company operated 21 foreign production and manufacturing facilities primarily in Canada, South America, Europe, Australia and Malaysia.

The Company's manufacturing and processing facilities are generally well maintained and effectively utilized. Substantially all facilities are owned. The Company leases its corporate headquarters in Columbus, Ohio.

The Company is actively engaged in complying with environmental protection laws, as well as various federal, state and foreign statutes and regulations relating to manufacturing, processing and distributing its many products. In connection with this, the Company incurred capital expenditures of $3,641 in 2002, $1,190 in 2001 and $752 in 2000. The Company estimates $8,047 will be spent for capital expenditures in 2003 for environmental controls at its facilities.

ITEM  3.  LEGAL  PROCEEDINGS
-------   ------------------

Environmental  Proceedings
--------------------------
The Company has been notified that it is or may be a potentially responsible party with respect to the cleanup of approximately 35 sites in active proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state environmental laws. The Company's ultimate liability will depend on many factors including its volumetric share of waste, the financial viability of other responsible parties, the remediation methods and technology used, the amount of time necessary to accomplish remediation and the availability of insurance coverage. While the Company cannot predict with certainty the total cost of such cleanup, the Company has recorded liabilities of approximately $34,000 and $35,000 at December 31, 2002 and 2001, respectively, for environmental remediation costs for these sites in amounts that it believes are probable and reasonably estimable. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may exceed current reserves by amounts ranging from insignificant to approximately $26,000, in the aggregate. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. In estimating both its current reserves for environmental remediation and the possible range of additional costs, the Company has not assumed that it will bear the entire cost of remediation of every site to the exclusion of other known potentially responsible parties who may be jointly and severally liable. The ability of other potentially responsible parties to participate has been taken into account, based generally on the parties' probable contribution on a per site basis.

In addition to the 35 sites referenced above, the Company is conducting voluntary clean-ups at approximately 20 other locations. The Company has accrued approximately $10,000 and $8,400 at December 31, 2002 and 2001, respectively, for remediation and restoration liabilities at these locations. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may exceed current reserves by amounts ranging from insignificant to approximately $13,000, in the aggregate if assumptions less favorable to the Company among the range of reasonable possible outcomes were used. (See Note 24 to the Consolidated Financial Statements).

During the fourth quarter of 2002, the Company settled its involvement in three superfund sites by making payments totaling $750.

Private actions against the Company and numerous other defendants are pending in U.S. District Court in Baton Rouge, Louisiana, alleging personal injuries and property damage in connection with a waste disposal site in Louisiana.

On October 22, 2002 the U.S. Bankruptcy Court for the District of Delaware approved a Settlement Agreement among the Company, Borden Chemicals and Plastics Operating Limited Partnership ("BCPOLP"), BCP Management, Inc. ("BCPM"), the US Environmental Protection Agency and the Louisiana Department of Environmental Quality, whereby the Company agreed to perform certain of BCPOLP's obligations with respect to environmental remediation at BCPOLP's Geismar, Louisiana site.

Affiliate  Bankruptcy  Proceedings
----------------------------------

The Company's subsidiary, BCP Management, Inc. ("BCPM"), filed for protection under Chapter 11 of the United States Bankruptcy Code, in the United States
Bankruptcy Court for the District of Delaware on March 22, 2002. BCPM has served as the general partner of Borden Chemicals and Plastics Operating Limited Partnership ("the Partnership") which was created in November 1987 and operated as a commodity chemicals producer. On April 3, 2001 the Partnership filed for protection under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware. On February 5, 2003, the US Bankruptcy Court approved a Joint Plan of Liquidation for the Partnership and BCPM (the "Joint Plan") which provides for the transfer of the remaining assets of both entities, including preference, avoidance and other claims against third parties (including the Company) to separate liquidating agents for liquidation and distribution to their creditors. The Company's ownership interest in BCPM will be extinguished and no distributions from BCPM to the Company are anticipated. The Company recorded charges totaling $30,000 for calendar years 2000 and 2001 to reduce the value of the Company's investment in BCPM to zero. No claims have been filed against the Company in connection with these bankruptcy proceedings; however, no assurance can be given that such claims will not be made in the future.

Imperial  Home  Decor  Group
-----------------------------

In 1998, pursuant to a merger and recapitalization transaction sponsored by The Blackstone Group ("Blackstone") and financed by Chase Manhattan Bank ("Chase"), Borden Decorative Products Holdings, Inc. ("BDPH"), a wholly owned subsidiary of the Company, was merged with an acquisition vehicle created by Blackstone, which subsequently merged with Imperial Wallcoverings to create Imperial Home Decor Group ("IHDG"). Blackstone provided $84,500 in equity and Chase provided $295,000 in senior financing. Borden received approximately $314,400 in cash and 11% of IHDG common stock for its interest in BDPH. On January 5, 2000, IHDG filed for reorganization under Chapter 11 of the U. S. Bankruptcy Code. IHDG emerged from bankruptcy in April 2001. The IHDG Litigation Trust (the "Trust") was created pursuant to the plan of reorganization in the IHDG bankruptcy to pursue preference and other avoidance claims on behalf of the unsecured creditors of IHDG. In November 2001, the Trust filed a lawsuit against the Company and certain of its affiliates seeking to have the IHDG recapitalization transaction voided as a fraudulent conveyance and asking for a judgment to be entered against the Company for $314,400, plus interest, costs and attorney fees. Discovery is pending in the case with a cut-off currently scheduled for December 2003. The Company believes it has strong defenses to the Trust's allegations and intends to defend the case vigorously.

Brazilian  Excise  Tax  Administrative  Appeal
----------------------------------------------

In 1992, the State of Sao Paolo Tax Bureau issued an assessment against the Company's primary Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes, characterized by the Tax Bureau as intercompany sales. Until 1996, discussions continued between the subsidiary's management and the Tax Bureau which resulted in a downward adjustment in the assessment, at which time the Company's Brazilian subsidiary filed an administrative appeal seeking cancellation of the assessment and, alternatively, a new audit of the company's records. In December 2001, following completion of the second audit, the Administrative Court upheld the assessment in the amount of $R 40,600, including tax, penalties, monetary correction and interest, or approximately $11,000. In September 2002, the Company's Brazilian subsidiary filed a second appeal with the highest level administrative court, again seeking cancellation of the assessment on the grounds that it was unlawfully issued. The Company believes it has a strong defense against the assessment and will pursue the appeal vigorously; however, no assurance can be given that the assessment will not be upheld.

Other  Legal  Proceedings
-------------------------

The Company is involved in other litigation throughout the United States, which is considered to be in the ordinary course of business. There has been increased publicity about asbestos liabilities faced by manufacturing companies. As a result of the bankruptcies of many asbestos producers, plaintiffs' attorneys are increasing their focus on peripheral defendants, including the Company. The Company believes it has adequate reserves and insurance and does not believe it has a material asbestos exposure.

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











ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
--------    -----------------------------------------------------------

During the fourth quarter of 2002, no matters were submitted to a vote of the Company's security holders.


















































































                                     PART II

ITEM  5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY
--------------------------------------------------------
AND  RELATED  STOCKHOLDER  MATTERS
----------------------------------

The Company's authorized common stock consists of 300,000,000 shares with a par value of $0.01 per share. As of December 31, 2002, 200,923,628 common shares were issued and outstanding, of which 99.0% are controlled by affiliates of KKR with the remainder held by thirteen members of management. No shares of such common stock trade on any exchange. The Company declared no dividends on common stock in 2002 and declared $36,434 and $61,578 in dividends in 2001 and 2000, respectively. The Company's ability to pay dividends on its common stock is restricted by its Loan and Security Agreement with certain banks (see Notes 12 and 16 to the Consolidated Financial Statements).

The following table contains certain information regarding the Company's 1996 Stock Purchase and Option Plan for Key Employees, which is administered by the Compensation Committee of the Board of Directors and which provides for the purchase or grant of stock and stock-based awards to employees or other persons having a unique relationship with the Company or its subsidiaries. (See Note 17 to the Consolidated Financial Statements).

                                        EQUITY COMPENSATION PLAN INFORMATION

                                                                                                  Number of securities
                                                                                                  remaining available for
                                                                                                  future issuance under
                                    Number of securities to           Weighted-average            equity compensation
                                    be issued upon exercise           exercise price of           plans (excluding
                                    of outstanding options,           outstanding options,        securities reflected in
   Plan Category                    warrants and rights               warrants and rights         column (a))
----------------------------------------------------------------------------------------------------------------------------------
                                           (a)                              (b)                           (c)
Equity compensation
plans approved by                         3,624,440                        $3.54                       5,897,559
security holders
----------------------------------------------------------------------------------------------------------------------------------

Equity compensation
plans not approved by                        N/A                           N/A                              N/A
security holders
----------------------------------------------------------------------------------------------------------------------------------
Total                                     3,624,440                                                    5,897,559








































ITEM  6.   SELECTED  FINANCIAL  DATA
--------   -------------------------

===================================================================================================================================
FIVE  YEAR  SELECTED  FINANCIAL  DATA

The following represents five year selected financial data for the Company.  See pages  14 through 18 for items impacting comparability between 2002, 2001 and 2000.



CONSOLIDATED                          FOR THE YEARS          2002          2001          2000 (1)          1999 (2)          1998
===================================================================================================================================

SUMMARY OF EARNINGS
Net sales                                              $1,247,885      $1,372,141      $1,377,845        $1,274,740     $1,320,520
(Loss) income from continuing operations                   (6,758)       (136,604)        (72,259)           44,547          9,122
(Loss) applicable to common stock                         (36,583)       (186,646)        (39,750)          (20,778)       (11,092)
----------------------------------------------------------------------------------------------------------------------------------
Basic and diluted (loss) income per common share
from continuing operations                             $    (0.03)     $    (0.69)     $    (0.36)       $     0.22     $     0.05
Basic and diluted (loss) per common share                   (0.18)          (0.94)          (0.20)            (0.10)         (0.06)
----------------------------------------------------------------------------------------------------------------------------------
Dividends per share
     Common share                                      $      -        $     0.18      $     0.31        $     0.32     $     0.30
     Preferred series A                                       -              2.52            3.00              3.00           3.00
----------------------------------------------------------------------------------------------------------------------------------
Average number of common shares
     outstanding during the year                          200,458         198,997         198,975           198,975        198,975
----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL STATISTICS

Total assets                                           $1,011,780      $1,123,278      $1,520,597        $1,737,906     $2,022,334
Long-term debt                                            523,287         532,497         530,530           541,074        551,963
----------------------------------------------------------------------------------------------------------------------------------


(1)     In 2000, the Company acquired a formaldehyde operation from Borden Chemicals and Plastics Operating Limited
Partnership  and  East  Central  Wax,  a  wax  emulsions  producer  for the forest products segment of the Chemical business.

(2)   In  1999,  the  Company acquired Blagden Chemical, LTD in the United Kingdom and Spurlock Industries, Inc. in
the  U.S.







































ITEM  7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
--------  ------------------------------------------------------
          CONDITION  AND  RESULTS  OF  OPERATIONS
          ---------------------------------------

CRITICAL  ACCOUNTING  POLICIES:
-------------------------------
The Company's significant accounting policies are more fully described in Note 3 to the Consolidated Financial Statements. As disclosed in Note 3 to the Consolidated Financial Statements, preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts of reported assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities, in the financial statements and accompanying notes. Estimating and predicting future events requires the exercise of judgment and cannot be done with absolute certainty; consequently, there can be no assurance that actual results will not differ significantly from estimated results.

The most significant accounting policies, which reflect significant management estimates, in determining reported amounts in the Consolidated Financial Statements and/or Notes thereto are as follows:

Asset impairments - The Company periodically evaluates the recoverability of property, equipment and investments by assessing whether the carrying value can be recovered over its remaining useful life through the expected future undiscounted operating cash flows of the underlying business. Any impairment loss required is determined by comparing the carrying value of the asset to operating cash flows on a discounted basis. The Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" in 2002 which requires the determination of estimated fair values of reporting units as assessed against the carrying amount of the assets and liabilities of the reporting units. This resulted in a goodwill impairment charge of $29,825 related to the Company's European reporting unit. The utilization of different methods, procedures or assumptions in determining estimated fair value could have resulted in a charge of a different amount.

Business realignment liabilities - The Company has continued to review and adjust its structure and streamline its operations to improve financial results. During this process, the Company has recorded costs to close or consolidate facilities, write-down assets and reflect employee severance costs, partially offset by proceeds of related asset sales.

Environmental remediation and restoration liabilities - Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company has accrued approximately $44,000 and $43,400 at December 31, 2002 and 2001, respectively, for all probable environmental remediation, indemnification and restoration liabilities, which is management's best estimate of these liabilities. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such liabilities may exceed current reserves by amounts that may prove insignificant, or by amounts, in the aggregate, of up to approximately $39,000. This estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of such range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used.

Income tax assets and liabilities - Deferred income taxes represent the tax effect of temporary differences between amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has tax strategies that it would execute before any deferred tax assets would go unused. Additionally in the normal course of business various federal and state tax authorities review the Company's tax returns. Significant judgment is used in estimating the accruals necessary for such tax exposures.

Pension and postretirement assets and liabilities - The Company utilizes various weighted average rates in determining net pension expense and postretirement benefit obligations, as well as certain percentage rate increases for health care costs. Historically, these estimates have proven reasonable but there is no assurance that these estimates will be as accurate as in the past. In determining net pension expense, the Company used a discount rate of 7.2% in 2002 as compared to 7.7% for 2001 and 2000 and an expected long-term rate of return on plan assets of 8.3% as compared to 8.7% for 2001 and 2000. In determining the present value of year-end pension obligations discount rates of 6.5% and 7.2% were used in 2002 and 2001, respectively. For postretirement benefit obligations, the Company used a weighted average discount rate of 6.5% for 2002 as compared to 7.25% for 2001.

Related party transactions - The Company records related party transactions at amounts that management believes approximates fair value and are at amounts that are not more favorable or unfavorable than could be obtained from third parties. The specifics of each major transaction and the basis for accounting are described in the notes to the financial statements.
RESULTS  OF  OPERATIONS  BY  SEGMENT:
------------------------------------

Beginning in 2002, the Company reports three operating segments rather than one, as previously reported, to better reflect the ongoing internal organization. Prior periods have been restated to reflect this change. The three segments reported are North American Forest Products, North American Performance Resins Group and International. In addition, Corporate and Other is reported separately. The product lines included in the North American Forest Products segment are formaldehyde and forest products resins. The key business drivers in the North American Forest Products segment are housing starts, furniture demand, panel production capacity and chemical sector operating conditions. The North American Performance Resins Group segment includes specialty, oilfield, industrial, nonwoven, laminate and foundry resins, and UV coatings. In the North American Performance Resins Group segment, the key business drivers are housing starts, auto builds, active gas drilling rigs, fiber optic demand and the general industrial sector. The International segment consists of operations in Latin America, Europe and Asia Pacific. Principal countries of operation are Brazil, the United Kingdom, Malaysia and Australia. Product lines include forest product and performance resins. In the International segment, the key business drivers are export levels, panel production capacity, housing starts, furniture demand and the local political environment. Corporate and Other represents general and administrative expenses and income and expenses related to divested businesses.

The threat of potential military action or war, as well as the attendant political activity has created an atmosphere of economic uncertainty throughout the world. This environment can significantly affect the macro drivers of our business. A prolonged downturn or change in macro drivers may have a material adverse effect on our financial position, cash flow or results of operations in any reporting period.

Following is a comparison of net sales, operating income (loss), depreciation and amortization and EBITDA by reportable business segment for the Company:

---------------------------------------------------------------------------------------------------
NET  SALES  TO  UNAFFILIATED  CUSTOMERS:

---------------------------------------------------------------------------------------------------
                                              2002                   2001                  2000
---------------------------------------------------------------------------------------------------

North American Forest Products             $  634,619            $  656,694            $  610,183
North American Performance Resins             340,791               409,081               386,187
International                                 264,541               282,629               314,852
Businesses sold or distributed                  7,934                23,737                66,623
                                           -----------           ------------          -----------
                                          $ 1,247,885            $ 1,372,141           $1,377,845
---------------------------------------------------------------------------------------------------


OPERATING  INCOME  (LOSS):
---------------------------------------------------------------------------------------------------
                                              2002                   2001                  2000
---------------------------------------------------------------------------------------------------

North American Forest Products             $ 72,302              $  83,559             $ 38,447
North American Performance Resins            32,106                 59,923               84,551
International                                12,388                (16,671)              (7,210)
Corporate and other                         (75,883)               (88,367)             (68,300)
Businesses sold or distributed               (7,205)              (113,939)              (8,749)
                                           -----------           ------------          -----------
                                           $ 33,708              $ (75,495)            $ 38,739
---------------------------------------------------------------------------------------------------
















DEPRECIATION  AND  AMORTIZATION  EXPENSE:
---------------------------------------------------------------------------------------------------

                                              2002                   2001                  2000
---------------------------------------------------------------------------------------------------

North American Forest Products             $ 19,259              $  19,950             $ 18,514
North American Performance Resins             9,929                 11,314                9,394
International                                10,305                 11,766               11,634
Corporate and other                           8,454                  9,021                8,237
Businesses sold or distributed                 -                     7,310                7,912
                                           -----------           ------------          -----------
                                           $ 47,947              $  59,361             $ 55,691
---------------------------------------------------------------------------------------------------


EBITDA information is presented with the Company's segment disclosures because it is the basis for a primary measure used by the Company to evaluate its operating results and is determined by adding depreciation and amortization to Operating Income (Loss).


---------------------------------------------------------------------------------------------------
EBITDA:
---------------------------------------------------------------------------------------------------

                                              2002                   2001                  2000
---------------------------------------------------------------------------------------------------


North American Forest Products             $ 91,561              $ 103,509             $ 56,961
North American Performance Resins            42,035                 71,237               93,945
International                                22,693                 (4,905)               4,424
Corporate and other                         (67,429)               (79,346)             (60,063)
Businesses disposed of                       (7,205)              (106,629)                (837)
                                          ----------            -----------           -------------
TOTAL EBITDA                               $ 81,655              $ (16,134)            $ 94,430
                                          ==========            ===========           ==========
---------------------------------------------------------------------------------------------------








































Included within EBITDA are the following expenses, income, gains and losses related to business realignment activities undertaken by the Company, pension curtailment expenses and certain other significant charges.





SIGNIFICANT AND UNUSUAL ITEMS
IMPACTING EBITDA (1)
----------------------------------------------------------------------------------------------------------------------------------
(EXPENSE) INCOME
----------------------------------------------------------------------------------------------------------------------------------

                                        PLANT
2002                                   CLOSURE (2)         SEVERANCE           IMPAIRMENTS             OTHER              TOTAL
------------------------------------------------------------------------------------------------------------------------------
North American Forest Products      $   (1,107)           $   (250)           $     -               $      -         $  (1,357)
North American Performance Resins       (1,950)               (102)              (1,040)                   -             (3,092)
International                             (379)               (795)              (5,275)                   -             (6,449)
Corporate and other (3)                    -                (2,118)                 -                  (13,600)         (15,718)
Businesses sold, distributed or
closed                                   (6,683)                                    -                      -             (6,683)
                                    ------------          ---------           ----------             ----------       ----------
     Total                          $   (10,119)          $ (3,265)           $  (6,315)             $ (13,600)       $ (33,299)
                                    ============          ==========          ===========            ===========      ==========

2001

North American Forest Products      $     3,934           $ (2,080)           $     -                $     -          $   1,854
North American Performance Resins         2,433             (2,632)              (2,885)                                 (3,084)
International                           (20,020)              (179)                                     (2,303)         (22,502)
Corporate and other (3)                     875             (7,691)                                    (16,300)         (23,116)
Businesses sold, distributed or
closed                                                                          (98,163)               (19,028)        (117,191)
                                    ------------          ---------           ----------             ----------       ----------
     Total                          $   (12,778)          $(12,582)           $(101,048)             $ (37,631)       $(164,039)
                                    ============          ==========          ===========            ===========      ==========

2000

North American Forest Products      $   (15,461)          $   -               $    -                 $ (25,330)       $ (40,791)
North American Performance Resins        (1,827)                                                                         (1,827)
International                           (20,682)                                                                        (20,682)
Corporate and other (3)                    (130)                                                        (6,242)          (6,372)
Businesses sold, distributed or
closed                                                                                                  (3,561)          (3,561)
                                    ------------          ---------           ----------             ----------       ----------
     Total                          $   (38,100)          $   -               $     -                $ (35,133)       $ (73,233)
                                    ============          ==========          ===========            ===========      ==========


(1)     See  pages  15  through  20  of  the  Management's  Discussion  and Analysis of Financial Condition and Results of
Operations  for  further  information  concerning  these  items.
(2)     Plant  closure  costs  include  fixed asset write-offs, plant employee severance and demolition, environmental and other  related  costs,  offset  by  any  pre-tax  gain  on  the  sale  of  assets  associated  with  a  closed  plant.
(3)     The  Other  amounts  for  Corporate  represent  pension curtailment charges.  Also included in 2000 were $2,616 of reserve  reductions  for  businesses  previously  sold.
























2002  VS.  2001


NET  SALES VARIANCE                    2002 AS A PERCENTAGE INCREASE (DECREASE) FROM 2001
------------------------------------------------------------------------------------------------------------------
                                          VOLUME        PRICE/MIX       TRANSLATION       OTHER      TOTAL
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
North American Forest Products             6.9%          (8.8%)           (1.5%)                      (3.4%)
North American Performance Resins        (13.9%)         (2.8%)                                      (16.7%)
International                              0.9%          (0.2%)           (4.5%)          (2.6%)      (6.4%)



North  American  Forest  Products
---------------------------------

North American Forest Product sales decreased by $22,075 or 3.4% in 2002 as decreasing prices more than offset a volume increase. The lower selling prices were due to lower raw material prices in the first half of 2002 compared to 2001. A portion of the Segment's sales are sold under contracts that provide for monthly or quarterly selling price adjustments based on published cost indices for the Company's primary raw materials (i.e., methanol, phenol and urea). In addition, competitive pricing pressures negatively impacted the renewal of two large long-term customer contracts in 2002. Sales were also negatively impacted by foreign currency translation due to the weaker US dollar in relation to the Canadian dollar in 2002 versus 2001.

The decreases were partially offset by increased volumes which had a 6.9% positive impact on sales. Share gains and strong demand driven by a strong housing sector were the drivers of the volume increase.

EBITDA decreased by $11,948 or 11.5% versus 2001. Decreased margins due to competitive pressures, increasing raw material costs in the second half of the year and increased insurance and benefit costs were the principal causes of the EBITDA decrease. Although raw material price increases can contractually be passed on to customers, in periods of rising prices there can be a negative lag effect due to matching in timing of the cost increases and contract pricing trigger points. In addition, 2002 was negatively impacted by $1,107 of demolition and site cleanup costs related to previously closed facilities and $250 of severance related to a headcount reduction program, while 2001 included a positive impact from business realignment activities of $1,854, as a $10,500 gain on the sale of a closed facility more than offset costs related to the closure of facilities and severance related to headcount reductions.

North  American  Performance  Resins
------------------------------------

North American Performance Resin sales decreased by $68,290, or 16.7% in 2002 versus 2001 due to volume mix and lower selling prices. While absolute volumes increased, a decrease in specialty oilfield and UV coatings volumes led to a 13.9% decrease in sales. The volume decline in oilfield products is due to reduced drilling activity in 2002 compared to 2001. The UV coatings products volume decline is a result of significantly lower demand for fiber optic cable in 2002 compared to 2001. The expected demand outlook for UV coatings products remains flat through 2003 consistent with the demand for fiber optic cable.
Lower selling prices also negatively impacted sales by 2.8% due to lower raw material costs in the first half of the year that were passed on to customers under raw material based contracts.

 EBITDA declined by $29,202 or 41% in 2002 due primarily to the decrease in specialty oilfield and UV coatings volumes discussed above. This decrease was partially offset by improved processing costs related to decreased energy costs and synergies realized as a result of the 2001 foundry acquisition.

International
-------------

International sales decreased $18,088 or 6.4% in 2002 due primarily to lower selling prices and volumes in Europe and Asia, the absence of sales from a business in Ecuador sold in the third quarter of 2001 and foreign currency translation in Latin America. The lower selling prices were the result of lower average raw material costs compared to the same period of 2001 and competitive pressures in Europe.

EBITDA from International businesses improved $27,598 in 2002 due to a decrease in costs related to plant restructurings and impairments and improved operational results in all regions. Plant closure costs and impairments decreased by $14,366 in 2002 compared to 2001 as 2001 plant consolidations in the UK and Latin America were completed in 2002. The remaining improvements in EBITDA were primarily attributable to improved margins relating to the positive spread between selling prices and raw material costs for the first half of the year and improved processing costs in Europe due to the plant consolidations.


Corporate  and  Other
---------------------

Corporate and Other expenses decreased by $11,917 to a loss of $67,429 in 2002. The improvement is driven by the absence of $7,691 of severance and other charges related to the corporate reorganization in 2001, a $2,700 reduction in pension settlement charges related to divested businesses and the positive effect of the 2001 and 2002 headcount and cost reduction measures. These improvements were partially offset by increased management fees of $5,500 which reflect severance and wind down costs related to the phase out of Capital.

Businesses  sold,  distributed  or  closed
------------------------------------------

The businesses sold, distributed or closed classification represents the Company's infrastructure management services business, printing inks and melamine business results as well as changes in estimates or costs related to businesses previously divested. The distribution of the infrastructure management services business occurred in the first quarter of 2000, the sale of the printing inks business occurred in the fourth quarter of 2000 and the closure of the melamine business occurred in January of 2002. The decrease in losses attributed to businesses sold, distributed or closed is due to the absence in 2002 of an impairment charge of $98,163 related to the melamine crystal fixed assets, spare parts and goodwill recorded in 2001 and a $19,028 charge that reflects management's estimate of probable environmental remediation costs that the Company incurred related to a previously owned business.

2001  VS.  2000


NET  SALES  VARIANCE                    2001 AS A PERCENTAGE INCREASE (DECREASE) FROM 2000
------------------------------------------------------------------------------------------------------------------
                                            VOLUME          PRICE/MIX          TRANSLATION     OTHER      TOTAL
------------------------------------------------------------------------------------------------------------------

North American Forest Products              (5.4%)            8.6%               (1.3%)         5.7%        7.6%
North American Performance Resins           (3.8%)            5.5%                              4.3%        6.0%
International                               (7.0%)            9.3%              (10.3%)        (2.2%)     (10.2%)


North  American  Forest  Products
---------------------------------

North American Forest Product sales increased $46,511 or 7.6% in 2001 driven by increased prices and the full year impact of two acquisitions made in the second half of 2000. The higher average selling prices reflect significantly higher raw material costs during the first half of the year. A portion of the Segment's sales are sold under contracts that provide for monthly or quarterly selling price adjustments based on published cost indices for the Company's primary raw materials (i.e., methanol, phenol and urea). The acquisition of a formaldehyde plant and certain other assets of Borden Chemicals and Plastic Operating Limited Partnership in the third quarter of 2000 and the acquisition of East Central Wax in the fourth quarter of 2000 provided incremental sales of approximately $35,000.

These increases were partially offset by decreased volumes as slowdowns in housing starts and the general chemical sector negatively impacted demand. Sales were also negatively impacted by increased competition and foreign currency translation. The translation impact was a result of a weakened US dollar versus the Canadian dollar in 2002 compared to 2001.

EBITDA increased $46,548 or 81.7% in 2001 principally due to a decrease of $19,395 relating to plant closure costs and the absence of a $25,330 charge taken in 2000 to exit certain long term raw material purchase contracts in order to take advantage of more favorable pricing opportunities. Excluding these charges, EBITDA increased 1.9% as the impacts of decreasing raw material prices in the second half of the year and the full year effect of the acquisitions more than offset the volume declines and the effects of higher energy prices.


North  American  Performance  Resins
------------------------------------

North American Performance Resins sales increased $22,894 or 5.9% in 2001 due to improved mix and the acquisition of a foundry resin business in the second quarter of 2001. The improved mix was the result of a larger proportion of higher priced specialty oilfield product sales in 2001 due to increased drilling activity. The increase in drilling activity was driven by the significantly higher natural gas prices in the first quarter of the year. Partially offsetting these increases were decreased sales due to volume declines in the foundry, industrial resin and UV coatings businesses resulting from declines in auto production, generally weaker industrial construction and electronics market conditions and declines in fiber optic cable demand.

EBITDA decreased by $22,708 or 24.2% in 2001 driven by the volume decrease, increased energy costs and manufacturing and SG&A costs related to the formation and integration of the HA-International joint venture.

International
-------------

Sales from International businesses declined $32,223 or 10.2% in 2001. The decline was driven by volume declines in Latin America, Asia and Europe and the negative impact of foreign currency translation due to a weaker US dollar in 2001 compared to 2000 versus the Brazil Real, UK pound and Australian dollar.

EBITDA declined $9,329 in 2001 compared to 2000 principally due to the volume declines and the foreign currency translation impact discussed above. In both 2000 and 2001 EBITDA was negatively impacted by approximately $20,000 of plant closure costs related to manufacturing restructurings in the UK and Latin America.

Corporate  and  Other
---------------------

Corporate expenses increased $19,283 to a loss of $79,346 in 2001. The increase reflects settlement and curtailment charges of $16,300 in 2001 related to the sale of Foods and the absence of a 2000 gain of $10,500 on the sale of certain rights to harvest shellfish. A gain of $4,400 on the sale of a common stock equity investment held by the Company and the absence of 2000 pension settlement and curtailment charges of $8,858 related to the sale of Wise partially negated these declines. Also in 2001, $7,763 of charges related to severance and other charges related to the corporate reorganization and headcount reduction program contributed to the decline.

NON-OPERATING  EXPENSES  AND  INCOME  TAX  EXPENSE:
---------------------------------------------------

NON-OPERATING  EXPENSES

---------------------------------------------------------------------------------------------------
                                                 2002                2001                 2000
---------------------------------------------------------------------------------------------------

Interest expense                             $  47,315            $  51,613           $  62,654
Affiliated interest expense, net                 1,402               11,488              19,146
Other non-operating expense (income)            (5,989)               1,841             (26,370)
Investment write-downs and other
     charges                                       -                 27,000              67,969
                                              ---------           ----------           ---------
                                             $  42,728            $  91,942           $ 123,399
---------------------------------------------------------------------------------------------------



2002  vs.  2001
---------------

Non-Operating  Expenses
-----------------------

Non-operating expenses decreased $49,214 in the year ended December 31, 2002 compared to the year ended December 31, 2001. Interest expense and affiliated interest expense decreased in 2002 by $4,298 and $10,086 respectively due to lower average borrowing levels. Other non-operating income of $5,989 in 2002 included a gain on an interest rate swap of $1,722, interest income of $2,269 and a $2,741 gain on the repurchase of debt in the open market. The non-operating loss in 2001 of $1,841 consisted primarily of a $1,762 loss incurred on an interest rate swap. Also included in 2001 non-operating expenses was $27,000 of investment write-downs. This amount consisted of a $10,000 charge related to the write-down of the Company's investment in BCPM (See Note 24 to the Consolidated Financial Statements) and $17,000 of charges related to the write-down of a receivable and preferred stock investment in WKI.

2001  vs.  2000

Non-operating expenses decreased by $31,457 in the year ended December 31, 2001 compared to the year ended December 31, 2000. Interest expense and affiliated interest expense decreased in 2001 by $11,041 and $7,658, respectively due to lower average borrowings. Other non-operating (income) was $26,370 in 2000 versus an expense of $1,841 in 2001. The 2000 income amount of $26,370 included $12,884 of interest income, $6,435 of preferred stock dividends from an affiliate, and $4,902 of a gain on an interest rate swap that settled in September 2000. Also included in 2000 non-operating expenses was $67,969 of investment write-downs which consisted of a $20,000 charge related to the write-down of the Company's investment in BCPM (See Note 24 to the Consolidated Financial Statements) and $47,969 of write-downs of the preferred stock investment in WKI Holding Company, Inc. (WKI) (See Note 11 to the Consolidated Financial Statements).


INCOME  TAX  (BENEFIT)  EXPENSE
---------------------------------------------------------------------------------------------------
                                             2002                   2001                     2000
---------------------------------------------------------------------------------------------------

Income tax (benefit)                     $  (2,262)             $  (30,833)              $ (12,401)
Effective tax rate.                             25%                     18%                     15%
---------------------------------------------------------------------------------------------------


2002
----
The 2002 consolidated tax rate reflects a valuation allowance recorded against the deferred benefit of certain deferred interest expense deductions in the amount of $16,672 that is no longer likely to be utilized due to usage limitations imposed by the Internal Revenue Code. This expense is offset by the reversal of a $20,000 reserve that had been related to U.S. Federal and state income tax audits that have since been resolved.

2001
----
The 2001 consolidated tax rate reflects a write-down of the fixed assets and non-deductible goodwill of $31,692 related to a melamine plant due to its indefinite shut-down. The rate also reflects the impact of earnings related to the expected sale of a foreign business that are not expected to be permanently reinvested in foreign locations and the inability to utilize foreign tax credits associated with those earnings due to usage limitations. These expenses are offset by the reversal of a $14,388 reserve that had been related to U.S. Federal and state income tax audits that have since been resolved.

2000
----
The 2000 income tax rate reflects a settlement reached with the Internal Revenue Service ("IRS") and the impact of usage limitations on foreign tax credits. As a result of a settlement reached with the IRS, the Company recorded net tax expense of $5,000 consisting of valuation reserves recorded on foreign tax credits of $30,000 that are no longer likely to be utilized, substantially offset by a $25,000 reduction of amounts established for tax issues related to the divestiture of certain segments of the Company's business that are no longer considered necessary. In addition, approximately $10,000 of income tax expense was recorded on foreign source income because related foreign tax credits are not expected to be utilized within the expiration period.

CASH  FLOWS:
------------

Cash provided by (used in):
---------------------------------------------------------------------------------------------------
                                                     2002               2001                  2000
---------------------------------------------------------------------------------------------------
     Operating activities                       $    10,360          $   95,120          $  22,944
     Investing activities                            81,464             210,981           (195,746)
     Financing activities                          (101,716)           (308,403)             5,006
                                                  ----------           ---------          ---------
Net change in cash and cash
equivalents                                     $    (9,892)         $   (2,302)         $(167,796)
                                                  ==========           =========          ==========


OPERATING
---------

2002  vs.  2001
---------------
Operating activities provided cash of $10,360 in 2002 compared to $95,120 of cash provided in 2001. The decrease was due to decreases in earnings adjusted for non-cash items, tax refunds received and cash generated from net trading capital. In 2002 cash tax payments were $978 compared to a net refund received of $36,186 in 2001. Cash from net trading capital decreased by $44,494 in 2002 due to higher sales volumes and comparisons against an abnormally high 2001 level of inventory and receivable reductions. In addition 2002 included $25,054 of cash restructuring payments which was an increase of $846 from 2001. Partially offsetting this was a decrease in net cash interest paid in 2002 of $23,330.


2001  vs.  2000
---------------
Operating activities provided cash of $95,120 in 2001 compared to $22,944 of cash provided in 2000, an improvement of $72,176. The most significant components of this improvement are cash taxes received of $36,186 in 2001 compared to cash taxes paid of $19,175 in 2000, increased cash flows in accounts receivable of $59,348 due to improved collection efforts and collection of higher raw material costs passed through to customers in the first half of the year, the absence of a 2000 payment of $25,330 to exit certain raw material supply contracts and improved cash flows in inventory of $27,193 due to lower raw material costs and a $12,302 cash receipt from Foods to assume the liability for claims under certain employee benefit plans. Partially offsetting these improvements were a $49,122 increase in outflows in trade payables due to reduced payment terms with new raw material suppliers and lower raw material costs, increased cash restructuring payments in 2001 of $15,861, increased net interest paid of $6,363 and the absence of 2000 cash receipts from CCPC Acquisition Corp. and Wise (see below).

INVESTING

2002  vs.  2001
---------------
Net cash provided by investing activities in 2002 was $81,464 compared with $210,981 in 2001. The 2002 cash inflow was provided by selling a note receivable from Elmer's of $110,000 to the Company's parent, and selling other assets for $10,237 to unrelated parties, offset by capital expenditures of $38,773. In comparison, in 2001 cash of $160,888 was received related to selling certain non-operating assets to the Company's parent and $96,977 of cash was received primarily from the sale of the common stock of Elmer's to an affiliate. These inflows were offset by capital expenditures of $47,408. In
2003,  the  company  expects  to  incur  capital  expenditures  of approximately
$45,000.

2001  vs.  2000
---------------
Investing activities provided cash of $210,981 in 2001 compared to cash used of $195,746 in 2000. The $406,727 improvement is primarily due to increased proceeds from the sale of assets of $150,978, the absence of 2000 acquisitions for $118,148, increased proceeds from the divestiture of businesses of $86,031 and reduced capital expenditures of $57,141. The increased proceeds from the sale of assets were due to the sale of loans receivable from affiliates at managements estimate of their fair value of $75,747, the sale of a common stock equity investment held by the Company for the market value of $64,141 and the sale of land and other assets associated with closed plants of $14,000. The loans to affiliates and $55,187 of the common stock equity investment held by the Company were sold to the Company's parent. The absence of acquisitions made by Consumer Adhesives and Chemical in 2000 improved cash flows by $118,148 in 2001. Divestiture proceeds of $96,977, primarily from the sale of Consumer Adhesives, exceeded 2000 proceeds of $10,946, which relate primarily to the sale of the printing inks business. Further contributing to the improvement was a reduction in capital expenditures of $57,141 primarily due to reduced plant expansion projects.

FINANCING  ACTIVITIES

2002  vs.  2001
---------------
In 2002 the Company had financing cash outflows of $101,716 compared to 2001 outflows of $308,403. The 2002 outflows are primarily due to the $66,165 increase in restricted cash and the payment of a $31,581 note due to BCPM. The 2001 outflows are primarily the result of repaying affiliated loans of $212,432 and preferred dividend payments of $73,724.

The Company cancelled its preferred stock in 2001 and does not expect to pay common stock dividends during 2003. Additionally, the Company expects to repay outstanding affiliated borrowings as restricted cash balances become unrestricted throughout 2003.

2001  vs.  2000
---------------
Financing activities used cash of $308,403 in 2001 compared to cash provided of $5,006 in 2000. The $313,409 increase in cash used is primarily due to net repayments of affiliate loans of $212,432 in 2001 compared to net borrowings of $86,703 in 2000, 2001 net short-term debt repayments of $41,763 compared to 2000 net short-term debt borrowings of $33,269 and a reduction in 2001 long-term debt borrowings of $64,600. Affiliate activity in 2001 is comprised primarily of repayments to Foods of $125,050 and BWHLLC of $73,355 and additional loans to WKI of $18,900. These increased uses were partially offset by reduced long-term debt repayments of $86,000, lower 2001 common stock dividends paid of $13,000, the absence of a $10,242 distribution to the Company's parent made in 2000 and a 2001 cash capital contribution from the Company's parent of $17,000.



LIQUIDITY  AND  CAPITAL  RESOURCES:
-----------------------------------

In the third quarter of 2002, the Company entered into a new three-year asset based revolving credit facility dated September 23, 2002 (the "New Credit Facility") which provides for a maximum borrowing of $175,000. The New Credit Facility replaces the uncommitted letter of credit facility (discussed below) and the prior $250,000 Credit Facility that expired on July 13, 2002. The New Credit Facility is secured with inventory and accounts receivable in the United States, Canada and the United Kingdom and a portion of property and equipment in Canada and the United Kingdom. The New Credit Facility contains restrictions on dividends, limitations of borrowings from affiliates, limitations on capital expenditures ($65,000 in 2003) and payment of management fees ($5,000 per year in 2003 and beyond) in addition to a minimum trailing twelve-month fixed charge coverage ratio of 1.5 to 1.0 if aggregate availability is less than $25,000.

Under the uncommitted letter of credit facility, the Company provides cash collateral equivalent to 101% of letters of credit outstanding, or $67,049 at December 31, 2002. This amount was classified as restricted cash on the Consolidated Balance Sheet as of December 31, 2002. The letters of credit under this facility are in the process of being cancelled and reissued under the New Credit Facility. As the cash collateral becomes unrestricted, the Company plans to use the cash to repay borrowings from Foods.

Currently, the Company has borrowed $84,680 from Foods at an interest rate of 1.3125% as of December 31, 2002. When all letters of credit under the uncommitted letter of credit facility have been cancelled, the New Credit Facility limits the borrowings from affiliates to a maximum of $30,000 and the reissued letters of credit ($66,385 at December 31, 2002) will reduce the borrowing availability. As of December 31, 2002, the maximum borrowing allowable under the New Credit Facility was $137,127 of which $123,836 was unused and available. Thus, if the letters of credit had been reissued under the New Credit Facility and the newly unrestricted cash collateral were used to pay down the Foods debt, at December 31, 2002, the availability under the New Credit Facility would have been $57,451 and additional allowable borrowings from affiliates would have been $12,369.

Additional credit agreements are executed by the Company's international locations. As of December 31, 2002, these locations had credit facilities totaling $22,032. Of this amount $17,614 (net of a $2,126 term loan and $2,292 of other draws on the lines of credit) was available to fund working capital needs and capital expenditures.

With the expiration of the $250,000 Credit Facility in July 2002, Foods was automatically released from its obligation to guarantee the payment of the Company's outstanding publicly held debt. On March 1, 2002, the Company redeemed its investment in Consumer Adhesives preferred stock for a $110,000 note receivable. Subsequently, the note receivable was sold to the Company's parent for cash of $110,000 plus accrued interest with the proceeds being used to repay affiliated debt.

In the fourth quarter of 2001, the Company's parent contributed all of the outstanding shares of preferred stock, plus accrued dividends, to the Company as a capital contribution, thereby eliminating future annual preferred dividend payments of $73,724.

In the fourth quarter of 2002, the Company repurchased $7,368 of its outstanding publicly held bonds for $4,510 plus fees. A $2,741 gain on the extinguishment of the bonds was recognized. The Company and or affiliates of the Company, including entities controlled by KKR, may in the future, depending on market conditions, purchase additional senior unsecured notes of the Company in the open market or by other means.

In connection with the recent performance of equity markets in which assets supporting the U.S. pension benefit obligations of the Company's defined benefit plans are invested, the Company has projected the minimum annual funding requirements imposed by Federal laws and regulations. In preparing the projections, assumptions included an 8.5% annual rate of return on assets for the years 2003 through 2006 and that there were no other changes in the law or plan provisions. Minimum annual funding requirements under these assumptions ranged from a low of $0 in 2003 to a high of $21,900 in 2006 with a total funding requirement for the five years ended in 2007 of $65,100.


The Company has net operating loss carryforwards and alternative minimum tax credits for U.S. Federal tax purposes which can offset $154,920 of future taxable income. The Company, therefore, does not expect to have to pay any U.S. Federal income taxes over the next several years.

The Company's planned 2003 capital expenditures are approximately $45,000 and include plans to continue to increase plant production capacity as necessary. Capital expenditures will be financed through operations and, if necessary, available lines of credit or borrowings from affiliates.

The Company expects to have enough liquidity to fund working capital requirements and support capital expenditures over the three year term of the New Credit Facility with cash received from operations and amounts available under the New Credit Facility and from affiliates. However, there is no assurance that borrowings from affiliates will be available in future periods.

A summary of the Company's obligations at December 31, 2002 is contained in Note 12 to the Consolidated Financial Statements.

RISK  MANAGEMENT

The Company enters into various financial instruments, primarily to hedge interest rate risk and foreign currency exchange risk. The Company also enters into raw materials purchasing contracts and contracts with customers to mitigate commodity price risks.

FOREIGN  EXCHANGE  RISK

In 2002 and 2001, international operations accounted for approximately 35% and 34% of the Company's sales. As a result, there is exposure to foreign exchange risk on transactions that are denominated in a currency other than the business unit's functional currency. Such transactions include foreign currency denominated imports and exports of raw materials and finished goods (both intercompany and third party), and loan payments (both intercompany and third party). In all cases, the functional currency is the unit's local currency.

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

In accordance with current accounting standards, the Company recognizes gains and losses arising from forward and option contracts on a quarterly basis through the Consolidated Statement of Operations.

A summary of forward currency and option contracts outstanding as of December 31, 2002 and 2001 follows. Fair values are determined from quoted market prices at December 31, 2002 and 2001.

----------------------------------------------------------------------------------------------------------------------------------
                                              2002                                                      2001
                            ---------------------------------------------------      ---------------------------------------------
                            AVERAGE        AVERAGE                                   AVERAGE       AVERAGE
                            DAYS           CONTRACT     FORWARD   FAIR VALUE         DAYS          CONTRACT    FORWARD   FAIR VALUE
                            TO MATURITY    RATE         POSITION  LOSS               TO MATURITY   RATE        POSITION  LOSS
                            -----------    --------     --------  ----------         -----------   ---------   --------  ----------
CURRENCY TO SELL
 FOR U.S. DOLLARS
-----------------

British Pound                   31           1.60       $ 36,916  $ (231)               59           1.45    $  50,987   $ (87)

CURRENCY TO SELL
FOR CDN DOLLARS
-----------------
British Pound                   31           2.51       $ 23,163  $ (171)                -             -          -          -
----------------------------------------------------------------------------------------------------------------------------------


INTEREST  RATE  RISK

The Company has utilized interest rate swaps to lower funding costs or to alter interest rate exposures between fixed and floating rates on long-term debt. The Company does not enter into speculative swaps or other financial contracts. As of December 31, 2002 there were no interest rate swaps outstanding. As of December 31, 2001, one interest rate swap was outstanding with a notional value of $24,286.

Fair values of the swaps are independently provided using estimated mid-market levels. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between the fixed rate and floating rate interest amounts calculated by reference to the agreed notional principal amount. The Company paid 13.7% and received 1.86% in 2002 and paid 13.7% and received 4.5% in 2001. The remaining outstanding swap as of December 31, 2001 matured on December 1, 2002.

The interest rate on most debt agreements is fixed. A 10% increase or decrease in the interest rate of the variable debt agreements would have an immaterial effect on the Company's net income. The fair value of publicly held debt is based on the price at which the bonds are trading at December 31, 2002 and 2001. All other debt fair values are determined from quoted market interest rates at December 31, 2002 and 2001.

A summary of the Company's outstanding debt as of December 31, 2002 and 2001 follows:

----------------------------------------------------------------------------------------------------------------------------------
                                                 2002                                                        2001
                        ------------------------------------------------                  ----------------------------------------
                                                Weighted                                                    Weighted
                                                Average         Fair                                        Average         Fair
Year                             Debt           Interest Rate   Value                      Debt             Interest Rate   Value
------------------------------------------------------------------------                  ----------------------------------------

2002                        $    -                           $     -                     $  3,078             8.3%        $ 3,078
2003                            2,779            10.7%           2,779                       -                -              -
2004                              607            13.8              602                       -                -              -
2005                              607            13.8              602                       -                -              -
2006                              300            13.8              298                      3,356             13.3          4,640
2007                               11            14.3               11                        -               -              -
2008 and thereafter           521,762             8.5          340,756                    529,141              8.5        361,281
                             ---------                         -------                    --------                       --------
                            $ 526,066                        $ 345,048                   $535,575                         $368,999
----------------------------------------------------------------------------------------------------------------------------------


The Company does not use derivative financial instruments in investment portfolios. Cash equivalent investments are placed with instruments that meet credit quality standards. These standards are established within the Company's investment policies, which also limit the exposure to any one issue. At December 31, 2002, the Company had $70,133 invested primarily in time deposits with average maturity periods of 7 days and average rates at 1.2%. At December 31, 2001, the Company had $6,920 invested primarily in marketable securities with average maturity periods of 43 days and average rates of 6.4%. Due to the short maturity of the Company's cash equivalents and restricted cash investments, the carrying value on these investments approximates fair value and the interest rate risk is not significant. A 10% increase or decrease in interest returns on invested cash would have an immaterial effect on the Company's net income and cash flow at December 31, 2002 and 2001.

COMMODITY  RISK

The Company is exposed to price risks associated with raw material purchases, most significantly with methanol, phenol and urea. For the commodity raw materials, the Company has purchase contracts, with periodic price adjustment provisions. In 2002, suppliers were committed under contract to provide 100% of the Company's estimated methanol and urea requirements. Phenol suppliers were committed to providing up to 100% of estimated requirements and provided the flexibility to purchase a certain percentage of the Company needs in the spot market. For 2003, the Company has negotiated stronger competitive price clauses in certain contracts, which will allow it to buy outside the contract if market pricing falls below contract pricing and other contracts have min-max monthly volume commitments which will allow the Company to take further advantage of spot pricing. The commodity risk also is moderated through use of customer contracts with selling price provisions that are indexed to publicly available indices for these commodity raw materials as discussed on pages 15 and 16. Any commodity futures that the Company may enter into are approved by the Board of Directors.

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

In the fourth quarter of 2000, the Company entered into fixed rate, fixed quantity contracts to secure a portion of future natural gas usage at certain of the Company's facilities. The contracts were entered into to partially hedge the Company's risk associated with natural gas price fluctuations in peak usage months through March 2003. Gas purchases under these contracts totaled $671 and $853 in 2002 and 2001, with $402 and $1,073 future commitments at December 31, 2002 and 2001, respectively.

Additionally, the Company expanded its natural gas hedging activities in June 2001 to hedge a portion of natural gas purchases for all of North America. The Company entered into futures contracts with varying settlement dates through November 2002 to purchase natural gas. The contracts are settled for cash each month based on the closing market price on the last day the contract trades on the New York Mercantile Exchange. Commitments settled under these contracts totaled $1,210 and $1,716 in 2002 and 2001, respectively and related losses were $264 and $610 in 2002 and 2001. There were no future commitments under these contracts at December 31, 2002 and $520 of future commitments at December 31, 2001.

Gains and losses on commodity futures contracts are recognized each month as gas is used. Future commitments are marked to market on a quarterly basis. The Company also recorded a gain of $16 and a loss $545 for the difference between the fair value and carrying value of future natural gas commitments at December 31, 2002 and 2001, respectively.

EQUITY  PRICE  RISK

At December 31, 2001, the Company held a preferred stock investment of $110,000 in Consumer Adhesives. Subsequently, on March 1, 2002, the Consumer Adhesives preferred stock was redeemed for a $110,000 note receivable from Consumer Adhesives. On March 12, 2002, the note receivable was sold to the Company's parent for cash of $110,000 plus accrued interest. During 2001, a common stock equity investment of the Company was sold for $64,141. Of the $64,141, sales to third-party investors totaling $8,954 were made in 2001 resulting in a pre-tax gain of $3,772 ($2,780 after-tax). The remaining $55,187 of the sale was made to the Company's parent as part of the Corporate Reorganization (see Note 5 to the Consolidated Financial Statements). In addition, the remaining $10,000 investment in preferred stock of WKI was written-off during the year and transferred to the Company's parent at its fair value.

The Company reviews the carrying value of investments in accordance with existing accounting guidance that requires investments to be adjusted to fair value if the decline in value is considered to be "other than temporary" based on certain criteria. The Company recorded investment write downs of $10,000 and $47,969 in 2001 and 2000, respectively.

A summary of investments as of December 31, 2002 and 2001 follows. Fair value is based on the market stock price as of December 31, 2002 and 2001 for publicly traded common stock. Fair value for other investments is based on other similar financial instruments.


---------------------------------------------------------------------------------------------------------
                                              2002                                2001
                                     --------------------------       --------------------------
                            DATE          CARRYING          FAIR         CARRYING          FAIR
DESCRIPTION                 ACQUIRED      VALUE             VALUE        VALUE             VALUE
-----------                 --------      --------          -----       --------         ----------


Cost method securities      8/13/01          -                -        $   110,000      $  110,000
---------------------------------------------------------------------------------------------------------


Readers are cautioned that forward-looking statements contained under the heading of "Risk Management" should be read in conjunction with the disclosure under the heading: "Forward-Looking and Cautionary Statements".

RECENTLY  ISSUED  ACCOUNTING  STANDARDS
---------------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under this Statement, an asset retirement obligation is recognized at its fair value in the period in which it is incurred. Asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and a related amortization expense is recognized in future periods. This Statement is effective for the Company for financial statements issued for fiscal years beginning after January 1, 2003. The Company does not expect implementation of SFAS No. 143 to have a significant impact on its result of operation or financial condition.

In January 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 specifies that goodwill and certain intangibles with indefinite lives no longer be amortized but instead be subject to periodic impairment testing. (See Note 6 to the Consolidated Financial Statements).

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction". This statement rescinds the aforementioned Statements and amends SFAS No. 13. The provisions of this Statement related to SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt" are effective for fiscal years beginning after May 15, 2002 but early application is encouraged. The Company has adopted SFAS No. 145 and has reported a gain related to the repurchase of its publicly held bonds (See Note 12 to the Consolidated Financial Statements).

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement nullifies Emerging Issue Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principle difference between this Statement and EITF 94-3 relates to the requirements for recognition of the liability for costs associated with exit or disposal activities. Specifically, the liability for a cost associated with an exit or disposal activity is no longer recognized at the commitment date. Instead, the liability is recognized when the liability is incurred as defined by FASB Concept Statement No. 6, Elements of Financial Statements. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. Retroactive application of this Statement is prohibited. Any exit and disposal activities initiated under EITF 94-3 shall continue to be accounted for under the provisions of this EITF. The Company will follow the guidelines set forth in SFAS No. 146.


In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also include more detailed disclosures with respect to guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for interim or annual periods ending after December 15, 2002. The Company has provided additional disclosure with respect to guarantees in Note 23 to the Consolidated Financial Statements and has not yet determined if the adoption of the liability recognition provision will have any material impact on the Company's results of operations or financial condition.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition provisions of this SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company has elected not to voluntarily change to the fair value based method of accounting for stock-based compensation at this time. The Company has included the additional disclosure requirements in Notes 3 and 17 to the Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements, the assets, liabilities and activities of another entity. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company does not expect the implementation of FIN 46 to have a significant impact on its results of operations and financial condition.

FORWARD-LOOKING  AND  CAUTIONARY  STATEMENTS
--------------------------------------------

The Company and its officers may, from time to time, make written or oral statements regarding the future performance of the Company, including statements contained in this report and the Company's other reports filed with the Securities and Exchange Commission. Investors should be aware that these statements, which may include words such as "expects" or "outlook", are based on currently available financial, economic, and competitive data and on current business plans. Such statements are inherently uncertain and investors should recognize that events could cause the Company's actual results to differ materially from those projected in forward-looking statements made by or on behalf of the Company. Such risks and uncertainties are primarily in the areas of results of operations by business unit, including decreases in the level of housing starts and auto builds, the impact of imports of wood products and furniture to the United States, and the impact of raw material price increases on the Company's operations, liquidity, legal and environmental liabilities.








ITEM  7A:   QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
---------   ------------------------------------------------------------------

Refer to the "Risk Management" section included in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.


















































































----------------------------------------------------------------------------------------------------------------------------------
ITEM  8.   FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
--------   -----------------------------------------------
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
BORDEN  CHEMICAL,  INC.

                                                                                            Year ended December 31,
(In thousands, except per share data)                                             2002                2001            2000
----------------------------------------------------------------------------------------------------------------------------------
  Net sales                                                                 $  1,247,885         $ 1,372,141     $  1,377,845
  Cost of goods sold                                                             968,657           1,060,642        1,056,804
                                                                             --------------       --------------   ---------------

  Gross margin                                                                   279,228             311,499          321,041
                                                                             --------------       --------------   ---------------

  Distribution expense                                                            61,927              63,929           63,776
  Marketing expense                                                               42,503              42,046           46,191
  General & administrative expense                                               109,237             127,967          131,382
  Loss (gain) on sale of assets                                                      282              (3,772)         (10,095)
  Loss on divestiture of businesses                                                  -                 2,303              945
  Business realignment expense and impairments                                    19,699             126,408           38,100
  Other operating expense                                                         11,872              28,113           12,003
                                                                             --------------       --------------   ---------------

  Operating income (loss)                                                         33,708             (75,495)          38,739
                                                                             --------------       --------------   ---------------

  Interest expense                                                                47,315              51,613           62,654
  Affiliated interest expense, net of affiliated interest
       income of $455, $3,050 and $1,817, respectively                             1,402              11,488           19,146
  Other non-operating (income) expense                                            (5,989)              1,841          (26,370)
  Investment write-downs and other charges                                          -                 27,000           67,969
                                                                             --------------       --------------   ---------------

  (Loss) from continuing operations
       before income tax                                                          (9,020)           (167,437)         (84,660)
  Income tax (benefit) expense                                                    (2,262)            (30,833)         (12,401)
                                                                             --------------       --------------   ---------------

  Loss from continuing operations                                                 (6,758)           (136,604)         (72,259)
                                                                             --------------       --------------   ---------------

  Discontinued operations:
       Income from operations, net of tax                                           -                 11,804           13,233
       Gain on disposal, net of tax                                                 -                    -             93,000
                                                                             --------------       --------------   ---------------

  (Loss) income before cumulative effect of change in
       accounting principle                                                       (6,758)           (124,800)          33,974

  Cumulative effect of change in accounting principle                            (29,825)                -               -
                                                                             --------------       --------------   ---------------

  Net (loss) income                                                              (36,583)           (124,800)          33,974

  Preferred stock dividends                                                         -                (61,846)         (73,724)
                                                                             --------------       --------------   ---------------

  Net loss applicable to common stock                                       $    (36,583)        $  (186,646)    $    (39,750)
                                                                             ==============       ==============   ===============
























----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(CONTINUED)
BORDEN  CHEMICAL,  INC.

                                                                                         Year ended December 31,
(In thousands, except per share data)                                  2002                         2001                    2000
----------------------------------------------------------------------------------------------------------------------------------
  Basic and Diluted Per Share Data
------------------------------------
  Loss from continuing operations                                 $   (0.03)                    $   (0.69)             $   (0.36)
  Discontinued operations:
       Income from operations, net of tax                               -                            0.06                   0.06
       Gain on disposal, net of tax                                     -                             -                     0.47
                                                                  -----------                    -----------            ----------

  (Loss) income before cumulative effect of change
    in accounting principle                                           (0.03)                        (0.63)                  0.17

  Cumulative effect of change in accounting principle                 (0.15)                          -                       -
                                                                  -----------                    -----------            ----------

  Net (loss) income                                                   (0.18)                        (0.63)                  0.17
  Preferred stock dividends                                             -                           (0.31)                 (0.37)
                                                                  -----------                    -----------            ----------

  Net loss applicable to common stock                             $   (0.18)                    $   (0.94)             $   (0.20)
                                                                  ===========                    ===========            ==========

  Dividends per common share                                     $      -                       $    0.18              $    0.31
  Dividends per preferred share                                  $      -                       $    2.52              $    3.00

  Average number of common shares outstanding
       during the period - basic                                    200,458                       198,997                198,975

  Average number of common shares outstanding                       200,458                       198,997                198,975
       during the period - dilutive
----------------------------------------------------------------------------------------------------------------------------------

See  Notes  to  Consolidated  Financial  Statements











































----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED  BALANCE  SHEETS
BORDEN  CHEMICAL,  INC.

(In  thousands)

                                                                      December 31,                              December 31,
ASSETS                                                                  2002                                         2001
----------------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and equivalents                                             $   14,740                                        $  24,632
  Restricted cash                                                      67,049                                              -
  Accounts receivable (less allowance for doubtful
       accounts of $12,219 in 2002 and $16,659 in 2001)               170,822                                          164,137
  Accounts receivable from affiliates                                   5,840                                            7,077
  Inventories:
       Finished and in-process goods                                   45,178                                           54,184
       Raw materials and supplies                                      41,079                                           38,050
  Deferred income taxes                                                28,869                                           27,396
  Other current assets                                                 13,232                                            9,231
                                                                   ---------------                                ----------------
                                                                      386,809                                          324,707
                                                                   ---------------                                ----------------

INVESTMENTS AND OTHER ASSETS
  Investments in affiliates                                              -                                             110,000
  Deferred income taxes                                               118,368                                          125,764
  Other assets                                                         19,615                                           24,604
                                                                   ---------------                                ----------------
                                                                      137,983                                          260,368
                                                                   ---------------                                ----------------

PROPERTY AND EQUIPMENT
  Land                                                                 31,964                                           30,124
  Buildings                                                            98,313                                           98,309
  Machinery and equipment                                             649,782                                          652,076
                                                                   ---------------                                ----------------
                                                                      780,059                                          780,509
  Less accumulated depreciation                                      (340,321)                                        (322,952)
                                                                   ---------------                                ----------------
                                                                      439,738                                          457,557

GOODWILL                                                               39,640                                           71,399
OTHER INTANGIBLE ASSETS                                                 7,610                                            9,247
                                                                   ---------------                                ----------------

TOTAL ASSETS                                                       $1,011,780                                       $1,123,278
                                                                   ===============                                ================
----------------------------------------------------------------------------------------------------------------------------------


See  Notes  to  Consolidated  Financial  Statements

































----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED  BALANCE  SHEETS
BORDEN  CHEMICAL,  INC.

(In  thousands,  except  share  data)

                                                                                December 31,                       December 31,
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY                                    2002                                 2001
----------------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
  Accounts and drafts payable                                                 $   113,549                          $   124,690
  Accounts payable to affiliates                                                    2,580                                  750
  Debt payable within one year                                                      2,779                                3,078
  Loans payable to affiliates                                                      84,680                               78,550
  Note payable to unconsolidated subsidiary                                          -                                  34,181
  Other current liabilities                                                        97,932                              106,958
                                                                               --------------                     ----------------
                                                                                  301,520                              348,207
                                                                               --------------                     ----------------

OTHER LIABILITIES
  Long-term debt                                                                  523,287                              532,497
  Non-pension post-employment benefit obligations                                 145,384                              150,916
  Other long-term liabilities                                                     202,482                              188,963
                                                                               --------------                     ----------------
                                                                                  871,153                              872,376
                                                                               --------------                     ----------------
COMMITMENTS AND CONTINGENCIES (SEE NOTE 24)

SHAREHOLDERS' (DEFICIT) EQUITY
  Common stock - $0.01 par value: authorized 300,000,000 shares,
       Issued 200,923,628 and 199,121,749 shares in 2002 and
       2001, respectively                                                           2,009                                1,990
  Paid in capital                                                               1,172,344                            1,106,789
  Receivable from parent                                                         (463,516)                            (404,817)
  Deferred compensation                                                            (2,679)                                -
  Accumulated other comprehensive income                                         (165,637)                            (134,436)
  Accumulated deficit                                                            (703,414)                            (666,831)
                                                                               --------------                     ----------------
                                                                                 (160,893)                             (97,305)
                                                                               --------------                     ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY                          $ 1,011,780                          $ 1,123,278
                                                                               ===============                    ================
----------------------------------------------------------------------------------------------------------------------------------


See  Notes  to  Consolidated  Financial  Statements




































----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
BORDEN  CHEMICAL,  INC.

                                                                                       Year ended December 31,
(In thousands)                                                           2002                    2001                       2000
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net (loss) income                                                $   (36,583)              $   (124,800)             $  33,974
  Adjustments to reconcile net income to net
   cash from (used in) operating activities:
     (Gain) on disposal of discontinued operations, net of tax            -                          -                   (93,000)
      Loss on divestiture of businesses                                   -                         2,303                    945
      Loss (gain) on the sale of assets                                    282                     (3,772)               (10,095)
      Deferred tax provision (benefit)                                  16,023                    (25,883)                18,826
      Depreciation and amortization                                     47,947                     59,361                 55,691
      Deferred compensation expense                                        892                        -                      -
      Business realignment,impairments and other                        19,699                    126,408                 38,100
      Environmental remediation reserve                                   -                        19,028                    -
      Unrealized (gain) loss on interest rate swap                      (1,722)                     1,762                 (4,902)
      Investment write-downs and other charges                          29,825                     27,000                 67,969
  Net change in assets and liabilities:
      Trade receivables                                                (12,596)                    31,698                (27,650)
      Inventories                                                        2,552                     14,679                (12,514)
      Trade payables                                                    (8,303)                   (20,230)                28,892
      Income taxes                                                     (21,780)                    44,130                (47,922)
      Other assets                                                      (2,571)                   (71,103)                21,516
      Other liabilities                                                (23,305)                    14,519                (37,812)
  Cash provided (used) by discontinued operations                          -                           20                 (9,074)
                                                                      -----------                -------------          ----------
                                                                        10,360                     95,120                 22,944
                                                                      -----------                -------------          ----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Capital expenditures                                                 (38,773)                   (47,408)              (104,549)
  Proceeds from the divestiture of businesses                             -                        96,977                 10,946
  Purchase of businesses                                                  -                           -                 (118,148)
  Proceeds from the sale of assets                                      10,237                    160,888                  9,910
  Proceeds from sale of note receivable to an affiliate                110,000                        -                     -
  Collection (purchase) of affiliate's receivables                        -                           500                   (500)
  Return from affiliate, net                                              -                            24                  6,595
                                                                      -----------                -------------          ----------
                                                                        81,464                    210,981               (195,746)
                                                                      -----------                -------------          ----------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Net short-term debt borrowings (repayments)                            1,255                    (41,763)                33,269
  Borrowings of long-term debt                                            -                        57,400                122,000
  Repayments of long-term debt                                         (10,764)                   (54,000)              (140,000)
  Affiliated borrowings/receipts (repayments/loans)                      6,130                   (212,432)                86,703
  Payment of note payable to unconsolidated subsidiary                 (31,581)                       -                       -
  Increase in restricted cash                                          (66,165)                      (884)                    -
  Interest received from parent                                            -                       48,578                 48,578
  Common stock dividends paid                                              -                      (48,578)               (61,578)
  Preferred stock dividends paid                                           -                      (73,724)               (73,724)
  Repurchases net of sale of common stock to management                   (591)                       -                       -
  Capital contribution from (distribution to) parent                       -                       17,000                (10,242)
                                                                      -----------                -------------          ----------
                                                                      (101,716)                  (308,403)                 5,006
                                                                      -----------                -------------          ----------
----------------------------------------------------------------------------------------------------------------------------------























----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (CONTINUED)
BORDEN  CHEMICAL,  INC.

                                                                                       Year ended December 31,
(In thousands)                                                                    2002                 2001             2000
----------------------------------------------------------------------------------------------------------------------------------
  (Decrease) in cash and equivalents                                         $   (9,892)            $   (2,302)     $ (167,796)
  Cash and equivalents at beginning
      of year                                                                    24,632                 26,934         194,730
                                                                              ----------             -----------      ------------
  Cash and equivalents at end
      of year                                                               $    14,740             $   24,632      $   26,934
                                                                              ==========             ===========      ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid (received):
      Interest, net                                                         $    46,928             $   70,258      $   63,895
      Income taxes, net                                                             978                (36,186)         19,175
  Non-cash activity:
        Capital contribution by parent                                           24,440                 21,038          44,352
        Contribution of preferred stock and accrued dividend by parent             -                   620,922             -
        Accrued dividends on investment in affiliate                               -                      -              6,435
        Distribution of net assets of infrastructure management
           services business to the Company's parent                               -                      -              6,035
        Reclassification of minimum pension liability adjustment
           (to)/from shareholders' equity                                       (17,075)               (66,580)          1,779
----------------------------------------------------------------------------------------------------------------------------------

See  Notes  to  Consolidated  Financial  Statements











































----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  (DEFICIT)  EQUITY
BORDEN  CHEMICAL,  INC.

(In  thousands)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                               Accumulated
                                              Preferred     Common     Paid-in     Receivable     Other     Accumulated
                                                Stock        Stock     Capital       from     Comprehensive   Deficit      Total
                                                                                     Parent       Income
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                  $ 614,369     $ 1,990      $ 355,722  $ (414,937)  $(52,498)   $(440,435)    $64,211
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                    33,974      33,974

Translation adjustments and other                                                                (9,558)                  (9,558)

Minimum pension liability (net of $958 tax)                                                       1,779                    1,779
                                                                                                                         ---------

COMPREHENSIVE INCOME                                                                                                      26,195
                                                                                                                         ---------

Preferred stock dividends                                                                                    (73,724)    (73,724)

Common stock dividends                                                   (61,578)                                        (61,578)

Other distributions                                                      (16,277)                                        (16,277)

Interest accrued on notes from parent (net of $17,488 tax)                31,090                                          31,090

Capital contribution from parent                                          44,352                                          44,352
----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                  $ 614,369     $ 1,990      $ 353,309  $(414,937)   $(60,277)   $(480,185)    $14,269
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                  (124,800)   (124,800)

Translation adjustments and other                                                                (6,849)                  (6,849)

Cumulative effect of change in accounting principle (net of $1,900 tax)                          (3,300)                  (3,300)

Derivative activity (net of $1,300 tax)                                                           2,570                    2,570

Minimum pension liability (net of $36,090 tax)                                                  (66,580)                 (66,580)
                                                                                                                         ---------

COMPREHENSIVE INCOME                                                                                                    (198,959)
                                                                                                                         ---------

Preferred stock dividends                                                                                    (61,846)    (61,846)

Common stock dividends                                                   (36,434)                                        (36,434)

Interest accrued on notes from parent (net of $13,784 tax)                24,674     10,120                               34,794

Gain on Consumer Adhesives Sale to affiliate (net of $37,428 tax)         94,847                                          94,847

Gain on sale of common stock equity investment to
     affiliate (net of $5,600 tax)                                        10,197                                          10,197

Common stock and warrants issued to management                             1,236                                           1,236

Capital contribution from parent of
    preferred stock and accrued dividend      (614,369)                  620,922                                           6,553

Capital contribution from parent                                          38,038                                          38,038
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                  $    -          $1,990    $1,106,789  $(404,817)   $(134,436)  $(666,831)   $(97,305)
----------------------------------------------------------------------------------------------------------------------------------

See  Notes  to  Consolidated  Financial  Statements












----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  (DEFICIT)  EQUITY
BORDEN  CHEMICAL,  INC.

(In  thousands)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                      Accumulated
                                        Common    Paid-in     Receivable                 Other          Accumulated
                                         Stock    Capital      from       Deferred   Comprehensive       Deficit        Total
                                                               Parent   Compensation    Income
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001             $  1,990  $ 1,106,789  $(404,817)   $  -        $  (134,436)    $ (666,831)    $ (97,305)
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                (36,583)      (36,583)

Translation adjustments and other                                                          (14,856)                     (14,856)

Derivative activity (net of $401 tax)                                                          730                          730

Minimum pension liability (net of $9,194 tax)                                              (17,075)                     (17,075)
                                                                                                                      ------------

COMPREHENSIVE INCOME                                                                                                    (67,784)
                                                                                                                      ------------

Repurchases of common stock from management  (1)      (1,341)                                                            (1,342)

Restricted stock issued to management        16        3,555                   (3,571)                                      -

Interest accrued on notes from parent
     (net of tax $20,545)                             38,154    (58,699)                                                (20,545)

Compensation expense on restricted stock                                          892                                       892

Common stock issued to management             4          747                                                                751

Capital contribution from parent                      24,440                                                             24,440
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002             $  2,009  $ 1,172,344  $(463,516)   $   (2,679) $  (165,637)    $ (703,414)    $(160,893)
----------------------------------------------------------------------------------------------------------------------------------


See  Notes  to  Consolidated  Financial  Statements








































NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
(DOLLARS  IN  THOUSANDS  EXCEPT  SHARE  AND  PER  SHARE  DATA)

1.     BACKGROUND

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

On March 14, 1995, affiliates of Kohlberg Kravis Roberts & Co. ("KKR") acquired control of the Company. In late 1995, the Company began the process of redesigning its operating structure in order to maximize value for its owners and determined that certain businesses did not fit into its long-term strategic plan. At the end of 1995, the Company consisted of the following business segments: Chemical, Food, Other Consumer Products, Decorative Products, Dairy and businesses held for sale. A group of centralized corporate departments located in Columbus, Ohio provided certain governance and other administrative services to all the Company's operating business units and businesses held for sale. As of the end of 2000, all business segments had been divested except the Chemical and Consumer Adhesives segments. In 2001 the Consumer Adhesives segment was divested (see below), leaving the Chemical segment as the Company's sole remaining business.

The Company's immediate parent is Borden Holdings, Inc. ("BHI"), which is a wholly owned subsidiary of BW Holdings, LLC ("BWHLLC"), an entity controlled by KKR.

Beginning in the third quarter of 2002, the Company reports three operating segments rather than one, as in the prior 2002 interim period reports, to better reflect the ongoing internal organization (See Note 21). Prior periods operating segment information has been restated to reflect this change.

In the fourth quarter of 2001, the Company merged with its subsidiaries Borden Chemical Holdings, Inc. ("BCHI") and Borden Chemical, Inc. ("BCI"), executed certain financial transactions with its parent and changed its name to Borden Chemical, Inc. (the "Corporate Reorganization") reflecting the fact that the only remaining business of the Company is the Chemical business (see Note 5). The Corporate Reorganization was undertaken to simplify the legal structure and strengthen the capital structure of the Company and to reduce overhead costs. As part of the Corporate Reorganization, certain functions were downsized, eliminated or transferred to a separate legal entity, Borden Capital, Inc. ("Capital"), also owned by the Company's parent. Subsequent to the Corporate Reorganization, Capital provided certain management, consulting and board services to the Company as well as other entities owned by KKR and charged fees to the Company and the other entities for these services.

During the 2002 year, BHI decided to completely wind down Capital's operations, with the cessation of operations expected to occur during the first half of 2003. Certain management, consulting and board services previously provided to the Company by Capital will be assumed by the Company, while other such services will continue to be provided to the Company by KKR for an annual fee of $3,000.

On August 13, 2001, an option sold to BWHLLC in 1996 to purchase 74% of the common shares of Consumer Adhesives was exercised for $54,120. Also, on August 13, 2001, a company controlled by BWHLLC purchased the remaining 26% of Consumer Adhesives' common shares for $40,000 (collectively "the Consumer Adhesives Sale"). In addition to the cash proceeds received, the Company retained continuing investments in Consumer Adhesives in the form of notes receivable and preferred stock. Prior to the Consumer Adhesives Sale, these investments were eliminated in the Consolidated Financial Statements. The notes receivable from Consumer Adhesives were sold to the Company's parent on November 19, 2001 for $57,691 (see Note 5). The carrying value of the preferred stock was $110,000 at December 31, 2001. The preferred stock was redeemed on March 1, 2002 for a $110,000 note receivable from Consumer Adhesives. On March 12, 2002, the note receivable was sold to BHI for cash of $110,000 plus accrued interest. As a result of the Consumer Adhesives Sale and subsequent sale of the preferred stock, Consumer Adhesives is reflected as a discontinued operation in the Consolidated Financial Statements for all periods presented. During 2001, a pre-tax gain of $132,275 ($94,847 after-tax) was recognized in equity due to the affiliated nature of the transaction.

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

At December 31, 2002, 27 of a total 48 manufacturing and processing facilities are located in the United States and in 2002 approximately 65% of the Company's sales were generated in the United States.

3.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Significant accounting policies followed by the Company, as summarized below, are in conformity with generally accepted accounting principles.

PRINCIPLES OF CONSOLIDATION - The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, after elimination of intercompany accounts and transactions. The Company's share of the net earnings of 20% to 50% owned companies is included in income on an equity basis.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. The most significant estimates reflected in the financial statements include asset impairments, environmental remediation liabilities, related party transactions, deferred tax assets and liabilities and related valuation allowances and other tax accruals, and pension and post-retirement assets and liabilities. Other estimates include valuation allowances for accounts receivable and inventories and general insurance liabilities. Actual results could differ from these estimated amounts.

CASH AND EQUIVALENTS - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Included in the Company's cash equivalents and restricted cash are interest bearing time deposits of $70,133 in 2002 and $6,920 in 2001. The effect of exchange rate changes on cash is not material.

INVENTORIES - Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out method.

PROPERTY AND EQUIPMENT - Land, buildings, and machinery and equipment are carried at cost. Depreciation is recorded on the straight-line basis by charges to expense at rates based on estimated useful lives of properties (average rates for buildings 3%; machinery and equipment 6%). Major renewals and betterments are capitalized. Maintenance, repairs and minor renewals are expensed as incurred.

INTANGIBLES - The excess of purchase price over net tangible and identifiable intangible assets of businesses acquired is carried as Goodwill in the Consolidated Balance Sheet. Prior to January 1, 2002, it was the Company's policy to carry goodwill arising prior to November 1, 1970, at cost, while goodwill arising after that date was amortized on a straight-line basis over not more than 40 years. Certain trademarks, patents and other intangible assets used in the operations of the business are carried as Other Intangible Assets in the Consolidated Balance Sheet. These intangible assets were amortized on a straight-line basis over the shorter of the legal or useful life of the asset.

As of January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets". (See Note 6)

IMPAIRMENT - The Company periodically evaluates the recoverability of long-lived assets by assessing whether the carrying value can be recovered over its remaining useful life through the expected future undiscounted operating cash flows of the underlying business. Any impairment loss required is determined by comparing the carrying value of the asset to operating cash flows on a discounted basis. The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", as of January 1, 2002 (See Note
8).

GENERAL INSURANCE - The Company is generally self-insured for losses and liabilities relating to workers' compensation, health and welfare claims, physical damage to property, business interruption and comprehensive general, product and vehicle liability. The Company maintains insurance policies for certain items exceeding deductible limits. Losses are accrued for the estimated aggregate liability for claims using certain actuarial assumptions followed in the insurance industry and the Company's experience.

REVENUE RECOGNITION - Revenues are recognized when products are shipped and title and risk of loss transfers to the buyer.

SHIPPING AND HANDLING - The Company records freight billed to customers in net sales. Shipping costs are incurred to move the Company's products from production and storage facilities to the customers. Handling costs are incurred from the point the product is removed from inventory until it is provided to the shipper and generally include costs to store, move and prepare the products for shipment. The Company incurred shipping costs of $61,927 in 2002, $63,929 in 2001 and $63,776 in 2000. These costs are classified as distribution expense in the Consolidated Statements of Operations. Due to the nature of the Company's business, handling costs incurred prior to shipment are not significant.

FOREIGN CURRENCY TRANSLATIONS - Assets and liabilities of foreign affiliates are translated at the exchange rates in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the year. The effect of translation is accounted for as an adjustment to shareholders' equity.

In addition, the Company incurred realized and unrealized net foreign transaction losses (gains) aggregating $1,307 in 2002, $912 in 2001 and ($200) in 2000.

INCOME TAXES - The Company files a consolidated U.S. Federal Income Tax return with its parent, BHI. Income tax expense is based on reported results of operations before income taxes. Deferred income taxes represent the tax effect of temporary differences between amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Deferred tax balances are adjusted to reflect tax rates, based on current tax laws, that will be in effect in the years in which temporary differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

STOCK-BASED COMPENSATION - The Company accounts for stock-based compensation under APB 25 and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -
Transition  and  Disclosure,  an  amendment  of  SFAS No. 123" ("SFAS No. 148").

The following table sets forth the required annual reconciliation of reported and Pro Forma Net Income and EPS under SFAS No. 148:


----------------------------------------------------------------------------------------------------------------------------------
                                                               2002                       2001                       2000
----------------------------------------------------------------------------------------------------------------------------------
NET (LOSS) APPLICABLE TO COMMON STOCK                    $   (36,583)                 $  (186,646)               $ (39,750)
     Add:  Stock-based employee compensation expense
     included in reported net income, net of related tax
     benefit                                                       9                          -                      -

     Deduct: Total stock-based employee compensation
     expense determined under fair value based method for all
     awards granted since January 1, 1996 net of related tax
     effects                                                     (94)                        (382)                    (735)
                                                         -------------------------------------------------------------------------
Pro Forma Net Income                                     $   (36,668)                 $  (187,028)               $ (40,485)
                                                         =========================================================================
Average shares outstanding - basic                           200,458                      198,997                  198,975
Average share outstanding - diluted                          200,458                      198,997                  198,975

Per share as reported (basic and diluted)                $     (0.18)                 $     (0.94)               $   (0.20)
Per share pro forma (basic and diluted)                  $     (0.18)                 $     (0.94)               $   (0.20)
----------------------------------------------------------------------------------------------------------------------------------



EARNINGS PER SHARE - Basic and diluted net income attributable to common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period. At December 31, 2002, 198,400 warrants and 3,426,040 options to purchase common shares of the Company were outstanding and not considered dilutive. At December 31, 2001, 1,039,864 warrants and 6,871,380 options to purchase common shares of the Company were outstanding and not considered dilutive. Prior to 2001, options issued by subsidiaries that enabled the holder to obtain stock of the subsidiary were assumed to be exercised if they were dilutive. As of December 31, 2001, as a result of the Consumer Adhesives Sale (see Note 1) and the Corporate Reorganization (see Note 5), there were no options to purchase subsidiary stock outstanding. At December 31, 2000, there were 5,488,750 options to purchase subsidiary stock outstanding, of which 1,106,250 were in the money but anti-dilutive due to the net loss for the year.

The  Company's  diluted  EPS  is  calculated  as  follows:

----------------------------------------------------------------------------------------------------------------------------------
                                                             2002                             2001                        2000
----------------------------------------------------------------------------------------------------------------------------------
Net loss applicable to common shareholders             $   (36,583)                       $   (186,646)               $  (39,750)

Effect of dilutive options                                    -                                   -                          -
                                                         ----------                         -----------                 ----------
Diluted EPS - Numerator                                $   (36,583)                       $   (186,646)               $  (39,750)
                                                         ==========                         ===========                 ==========
Weighted average shares - Denominator                      200,458                             198,997                    198,975
                                                         ==========                         ===========                 ==========
Diluted EPS                                            $     (0.18)                       $      (0.94)               $     (0.20)
                                                         ==========                         ===========                 ==========
----------------------------------------------------------------------------------------------------------------------------------


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

RECENTLY  ISSUED  ACCOUNTING  STANDARDS

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under this Statement, an asset retirement obligation is recognized at its fair value in the period in which it is incurred. Asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and, as such, a related amortization expense is recognized in future periods. This Statement is effective for financial statements issued for fiscal years beginning after January 1, 2003. The Company does not expect implementation of SFAS No.143 to have a significant impact on its results of operation or financial condition.

In January 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 specifies that goodwill and certain intangibles with indefinite lives no longer be amortized but instead be subject to periodic impairment testing. See Note 6.

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement rescinds the aforementioned Statements and amends SFAS No. 13. The provisions of this Statement related to SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt" are effective for fiscal years beginning after May 15, 2002 but early application is encouraged. The Company has adopted SFAS No. 145 and has reported a gain related to the repurchase of publicly held bonds. See Note 12.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement nullifies Emerging Issue Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principle difference between this Statement and EITF 94-3 relates to the requirements for recognition of the liability for costs associated with exit or disposal activities. Specifically, the liability for a cost associated with an exit or disposal activity is no longer recognized at the commitment date. Instead, the liability is recognized when the liability is incurred as defined by FASB Concept Statement No. 6, "Elements of Financial Statements". The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. Retroactive application of this Statement is prohibited. Any exit and disposal activities initiated under EITF 94-3 shall continue to be accounted for under the provisions of this EITF. The Company will follow the guidelines set forth in SFAS No. 146.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also include more detailed disclosures with respect to guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for interim or annual periods ending after December 15, 2002. The Company has provided additional disclosure with respect to guarantees in Note 23 and has not yet determined if the adoption of the new rules will have any material impact on the Company's results of operations or financial condition.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition provisions of this SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company has elected not to voluntarily change to the fair value based method of accounting for stock-based compensation at this time. The Company has included the additional disclosure requirements in Notes 3 and 17.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements, the assets, liabilities and activities of another entity. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company does not expect the implementation of FIN 46 to have a significant impact on its results of operations and financial condition.


RECLASSIFICATION - Certain prior year amounts have been reclassified to conform with the 2002 presentation.

4.     CHANGE  IN  REPORTING  ENTITY

The Company's subsidiary, BCP Management, Inc. ("BCPM"), filed for protection under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware on March 22, 2002. BCPM has served as the general partner of Borden Chemicals and Plastics Operating Limited Partnership ("the Partnership") which was created in November 1987 and operated as a commodity chemicals producer. On April 3, 2001 the Partnership filed for protection under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware. On February 5, 2003, the U.S. Bankruptcy Court approved a Joint Plan of Liquidation for the Partnership and BCPM (the "Joint Plan") which provides for the transfer of the remaining assets of both entities, including preference, avoidance and other claims against third parties (including the Company) to separate liquidating agents for liquidation and distribution to their creditors. The Company's ownership interest in BCPM will be extinguished and no distributions from BCPM to the Company are anticipated. The Company recorded charges totaling $30,000 for calendar years 2000 and 2001 to reduce the value of the Company's investment in BCPM to zero. No claims have been filed against the Company in connection with these bankruptcy proceedings; however, no assurance can be given that such claims will not be made in the future.


As a result of the bankruptcy of BCPM, the Company no longer consolidates BCPM in its Financial Statements but rather accounts for BCPM under the equity method of accounting for all periods presented. There is no impact on previously reported amounts of net (loss) income as a result of the deconsolidation, while the impact on the Consolidated Balance Sheet at December 31, 2001 is to reduce both total assets and liabilities by $6,167. The Company's equity-method investment in BCPM was written down to $0 in 2001.

5.     CORPORATE  REORGANIZATION

In the fourth quarter of 2001, the Company merged with its subsidiaries BCHI and BCI, executed certain financial transactions with its parent and changed its name to Borden Chemical, Inc. reflecting the fact that the only remaining business of the Company is the Chemical business. The Corporate Reorganization was undertaken to simplify the legal structure and strengthen the capital structure of the Company and to reduce overhead costs. As part of the Corporate Reorganization, certain functions were downsized, eliminated or transferred to a separate legal entity, Capital, also owned by the Company's parent. Subsequent to the Corporate Reorganization, Capital provided certain management, consulting and board services to the Company as well as other entities owned by KKR and charged fees to the Company and the other entities for these services. The
Company provides certain administrative services to Capital. The Company was charged a management fee of $9,000 in 2002, payable quarterly in arrears, for the net cost of the services.

In 2001, the Company's parent contributed all of the outstanding Series A Cumulative Preferred Stock ("Preferred Stock") plus accumulated dividends of $6,553 to the Company as a capital contribution. Prior to this, the Company had 24,574,751 shares of Preferred Stock outstanding with a total of 100,000,000 shares authorized. Each share had a liquidation preference of $25 and was entitled to cumulative dividends at an annual rate of 12% payable quarterly in arrears. The significant impact of this transaction was to eliminate required annual future preferred dividend payments of $73,724.

In 2001, as part of the Corporate Reorganization, the Company recorded severance costs of $1,501 for workforce reductions and additional costs of $2,044 related to the Corporate Reorganization. These amounts are classified as business realignment, impairments and other in the Consolidated Statements of Operations.

In conjunction with the Corporate Reorganization in the fourth quarter of 2001, the Company sold certain assets to its parent for cash. The Company sold a common stock equity investment for $55,187 resulting in a pre-tax gain of $15,797 ($10,197 after-tax) that is recorded as an increase to Paid-in-Capital due to the affiliated nature of the transaction. Notes receivable from Consumer Adhesives were sold for their carrying amount of $57,691, and a loan receivable from WKI Holding Company, Inc. ("WKI") (see Note 22) of $25,056 was sold for its fair value of $18,056. Prior to the sale in 2001, the Company recorded a $7,000 charge which is included in investment writedowns and other charges to reflect the decline in fair value of the WKI loan receivable. On March 12, 2002, the Company used the proceeds of $110,000 from the sale to the Company's parent of its remaining investment in Consumer Adhesives, to further repay its affiliated debt. All assets sales were sold at management's best estimate of fair value at the date of sale.

In 2001, the Company paid Capital $8,741 to assume certain liabilities, the estimated fair value at the date of sale, net of certain assets transferred, including accounts receivable from WKI of $3,594. These liabilities were for accrued compensation, certain employee benefit obligations and accrued liabilities associated with the transferred employees and functions.

In 2002, the Company's parent decided to completely wind down Capital's operations, with the cessation of operations expected to occur during the first half of 2003. Certain management, consulting and board services previously provided to the Company by Capital will be assumed by the Company, while other such services will continue to be provided to the Company by KKR for an annual fee of $3,000. The Company recorded a charge of $5,500 related to costs allocable to the Company in connection with the cessation of Capital's operations.

Beginning in 1996, key subsidiaries of the Company issued stock options under their individual Stock Purchase and Option Plans for Key Employees. The options held by Chemical employees became options of the Company effective with the 2001 Corporate Reorganization (see Note 17). In addition, the Company settled the minority interest liability related to the ownership of shares in BCHI by management of BCHI by exchanging shares of the Company's stock and common stock warrants for the BCHI shares held by management. This resulted in an increase to Paid-in-Capital for 2001 of $1,236, the book value of the liability which approximates fair value.

6.     GOODWILL  AND  INTANGIBLE  ASSETS

As of January 1, 2002 the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets". Consequently, subsequent to January 1, 2002, goodwill and identifiable intangible assets with indefinite useful lives are no longer amortized and identifiable assets with finite useful lives are amortized over their respective useful lives.

The Company's recorded goodwill of $71,399 as of December 31, 2001 had been recorded in conjunction with numerous business acquisitions. In accordance with the implementation of SFAS No. 142, the Company tested goodwill for impairment as of January 1, 2002. As required by the new accounting principle, to perform the goodwill impairment test the Company identified the appropriate reporting units, assigned assets and liabilities (including goodwill) to the reporting units, determined estimated fair values of the reporting units, and assessed whether the estimated fair value of each reporting unit was more or less than the carrying amount of the assets and liabilities assigned to the units. As a result of this test, the fair value of each reporting unit exceeded the carrying amount of assets and liabilities assigned, except for the Company's European reporting unit. Based on the excess of the carrying value over the estimated fair value of its European reporting unit, the Company recorded a goodwill impairment charge of $29,825 which represents 100% of the January 1, 2002 carrying amount. There was no tax benefit recognized in conjunction with the impairment charge. This impairment charge is reported as the cumulative effect of change in accounting principle in the Consolidated Statements of Operations and the goodwill amount at December 31, 2002 has been reduced by this amount.

To determine estimated fair values of the Company's reporting units, the Company engaged mergers and acquisition professionals employed by Capital, an affiliate of the Company. The valuations were performed using a standard methodology based largely on comparable company analysis. Comparable company analysis ascribes a value to an entity by comparing certain operating metrics of the entity to those of a set of comparable companies in the same industry. Using this method, market multiples and ratios based on operating, financial and stock market performance are compared across different companies and to the entity being valued. The Company employed a comparable analysis technique commonly used in the investment banking and private equity industries to estimate the values of its reporting units - the EBITDA (earnings before interest, taxes, depreciation and amortization) multiple technique. Under this technique, estimated values are the result of an EBITDA multiple derived from this process applied to an appropriate historical EBITDA amount.

The following table provides a comparison of 2002, 2001 and 2000 as if the new accounting principle were applied to the prior year periods:


----------------------------------------------------------------------------------------------------------------------------------
                                                                     YEAR ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------------------------------------
                                                  2002                             2001                            2000
----------------------------------------------------------------------------------------------------------------------------------

Reported net (loss) income                 $     (36,583)                   $   (124,800)                      $  33,974
Add back goodwill amortization                      -                              3,712                           2,877
                                                ---------                      ----------                        --------
Adjusted net (loss) income                       (36,583)                       (121,088)                         36,851

Add back cumulative effect of
     change in accounting principle               29,825                            -                               -
                                                ---------                      ----------                        --------
Adjusted net (loss) income before
     cumulative effect of change
     in accounting principle               $      (6,758)                   $   (121,088)                      $  36,851
                                               ==========                      ==========                        ========
Basic and diluted per share data:
Reported net (loss) income                 $       (0.18)                   $      (0.63)                      $    0.17
Add back goodwill amortization                       -                              0.02                            0.02
                                                ---------                      ----------                        --------
Adjusted net (loss) income                         (0.18)                          (0.61)                           0.19
Add back cumulative effect of
     change in accounting principle                 0.15                              -                               -
                                                ---------                      ----------                        --------
Adjusted net (loss) income before
     cumulative effect of change
     in accounting principle               $       (0.03)                   $     (0.61)                       $    0.19
                                               ==========                      ==========                        ========




The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:


--------------------------------------------------------------------------------------------------------------------------------
                                                    North                   North
                                                    American                American
                                                    Forest                  Performance
                                                    Products                Resins               International           Total
                                                   -----------             -----------            ----------         -----------
Goodwill balance at December 31, 2001            $   20,713              $   19,487             $   31,199           $ 71,399
Less goodwill impairment recognized
upon adoption of SFAS No. 142                            -                      -                  (29,825)           (29,825)
Other acquisitions/divestitures                          -                   (1,343)                   -               (1,343)
Foreign currency translation                              6                     -                     (597)              (591)
                                                   -----------             -----------            ----------         -----------
Goodwill balance at December 31, 2002            $   20,719              $   18,144             $       777          $  39,640
                                                   ===========             ===========            ===========        ===========






















Intangible assets, which will continue to be amortized, consist of the following:

----------------------------------------------------------------------------------------------------------------------
                                                At December 31, 2002                        At December 31, 2001
                                   ----------------------------------------     --------------------------------------
                                            Gross                                     Gross
                                           Carrying         Accumulated               Carrying          Accumulated
                                           Amount           Amortization              Amount            Amortization
                                          ---------         ----------              ----------            ----------
Intangible assets:

     Customer list and contracts        $   6,559        $    3,736               $   6,559              $   2,824
     Formulas and technology                6,524             4,331                   6,524                  3,730
     Unrecognized prior service cost        2,657               153                   2,657                    -
     Other                                    744               654                     744                    683
                                          ---------         ----------              ----------            ----------
                                        $  16,484        $    8,874               $  16,484              $   7,237
                                          =========         ==========              ==========            ==========
----------------------------------------------------------------------------------------------------------------------



The impact of foreign currency translation adjustments is included in accumulated amortization.

Aggregate intangible amortization expense for the year ended December 31, 2002 and 2001 was $ 1,555 and $ 1,653 respectively.

Estimated annual intangible amortization expense for 2003 through 2007 is as follows:


2003                 $1,634
2004                  1,634
2005                    969
2006                    350
2007                    183



7.     BUSINESS  ACQUISITIONS

All of the Company's acquisitions described below have been accounted for using the purchase method of accounting. Accordingly, results of operations of the acquired entities have been included from the date of acquisition and any excess of purchase price over the sum of amounts assigned to identified assets and liabilities has been recorded as goodwill. The pro forma effects of the acquisitions are not material.

In 2001, the Company and Delta-HA, Inc. merged their North American foundry resins and coatings businesses. In conjunction with the merger the Company recognized an accrual of approximately $7,000 to restructure operations of the acquired entity, minority interest liability of $4,500 to recognize the 25% minority interest, and recorded goodwill of approximately $9,000.

In 2000, the Company acquired the formaldehyde and certain other assets from BCPOLP, an affiliate of the Company, for $23,764 and acquired East Central Wax, Inc., a manufacturer of wax emulsions for the wood products industry, for $2,900. Both acquisitions were for cash. No goodwill was recorded with the BCPOLP asset acquisition and $1,894 was recorded with the East Central Wax acquisition.

Also in 2000, the Company acquired certain assets and liabilities of a Canadian based Consumer Adhesives business for $91,484 in cash. The business manufactured glue, glue sticks, paints, tapes and craft/stationery products at its manufacturing facility in Ontario, Canada. Goodwill recorded with the acquisition was $16,254. This business was sold in conjunction with the 2001 Consumer Adhesives Sale (see Note 9).

8.     DIVESTITURES,  BUSINESS  REALIGNMENT  AND  ASSET  IMPAIRMENTS

In 2002, management continued to review and adjust its structure to streamline its operations in order to improve business financial results and maximize returns to owners of the Company. As a result of this process, the Company committed to certain business realignment activities. Management of the Company expects to continue to review its operating structure and strategic options in 2003.


Divestitures
------------

The following schedule summarizes the net cash proceeds, pre-tax and after-tax gains and losses associated with business divestiture activities over the last three years.

----------------------------------------------------------------------------------------------------------------------------------
                                            NET CASH PROCEEDS                                               GAIN (LOSS)
                                    -----------------------------------                       ------------------------------------
                                    2002           2001           2000                          2002            2001        2000
                                  --------      ---------       --------                      --------        --------   ---------
CONTINUING OPERATIONS
Ecuador                           $  -        $  5,275                                     $      -        $ (2,303)
Printing Inks                                                 $  10,330                                                 $ (3,561)
Commercial & industrial
     Wallcoverings                                                                                                          2,000
     Other                                                          616                                                       616
                                  --------      ---------       --------                      --------        --------   ---------
TOTAL CONSOLIDATED PRE-TAX        $  -         $  5,275       $  10,946                      $    -          $ (2,303)  $    (945)
                                  --------      ---------       --------                      --------        --------   ---------

CONSOLIDATED AFTER-TAX (LOSS)                                                                $    -          $ (2,839)  $    (519)
                                                                                              =========       =========  =========
----------------------------------------------------------------------------------------------------------------------------------

In 2001, the Company divested its chemical operation in Ecuador. Proceeds from the sale of the Ecuador chemical business were $5,275, resulting in a pre-tax loss of $2,303 ($2,839 after-tax).

In 2000, the Company sold its chemical printing inks business for $10,330, resulting in a pre-tax loss of $3,561 ($2,172 after-tax), and distributed 100% of its ownership in its infrastructure management services business to its parent, which was treated as a dividend at the recorded net book value of $16,277.

Also in 2000, gains on divestitures prior to 2000 of $2,616 were recognized.

Business Realignment, Impairments and Other
-------------------------------------------

During 2002, the Company recorded business realignment, impairments and other expense of $19,699, consisting of business realignment expense of $13,384 and non-cash asset impairment charges of $6,315. Of the total $19,699 of expense recorded in 2002, $7,557 was recorded in the fourth quarter, $2,082 in the third quarter, $5,401 in the second quarter and $4,659 in the first quarter.

Provided below is a rollforward of business realignment reserve activity for 2002:

<BTB>
----------------------------------------------------------------------------------------------------------------------------------
                                                   RESERVES                                                            RESERVES
                                                   DECEMBER 31,             2002                     2002              DECEMBER 31,
                                                   2001                   EXPENSE(1)              CHARGES (2)          2002
----------------------------------------------------------------------------------------------------------------------------------

Plant closure costs (3)                        $   14,067                $   10,119             $   (14,618)          $   9,568
Other severance and employee costs                  8,360                     3,265                  (7,629)              3,996
                                                -----------               ----------              ----------            ----------
                                               $   22,427                $   13,384             $   (22,247)          $   13,564
----------------------------------------------------------------------------------------------------------------------------------

(1)     Excludes  $6,315  of  non-cash  impairment  charges
(2)     Non  cash  charges  to  the  restructuring  reserve  totaled  $2,217
(3)     Plant  closure  costs  include  fixed  asset  write-offs, plant employee severance and demolition, environmental  and other related costs, offset by any pre-tax gain on the sale of assets associated with a closed  plant.


Plant closure expense in 2002 of $10,119 consists of $12,584 of plant closure costs primarily related to the closure of the melamine crystal business facility, partially offset by a pre-tax gain on the sale of land associated with a previously closed plant of $2,465 ($1,602 after-tax). The $12,584 plant closure costs include plant employee severance of $2,721 and demolition, environmental and other costs of $9,863. Additionally, included in plant closure costs is a $1,099 increase to the reserve related to revised estimates of environmental clean-up and demolition for several locations closed in previous years.

In fourth quarter 2002, the Company recorded an expense of $5,275 related to the impairment of fixed assets of international manufacturing facilities in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". Also in the fourth quarter, the Company increased its impairment charge by $1,040 related to a new plant facility for which construction was discontinued in 2001. This impairment charge was required to reflect the current estimated net recoverable value of the land and building.

During 2001, the Company recorded business realignment, impairments and other expense of $126,408, consisting of business realignment expense of $25,360 and non-cash asset impairment charges of $101,048.

Provided below is a rollforward of business realignment reserve activity for 2001:

----------------------------------------------------------------------------------------------------------------------------------
                                                   RESERVES                                                            RESERVES
                                                   DECEMBER 31,             2001                     2001              DECEMBER 31,
                                                   2000                   EXPENSE(1)              CHARGES              2001
----------------------------------------------------------------------------------------------------------------------------------

Plant closure costs (2)                        $   32,292                $   12,778             $   (31,003)          $   14,067
Other severance and employee costs                  -                        12,582                  (4,222)               8,360
                                                -----------               ----------              ----------            ----------
                                               $   32,292                $   25,360             $   (35,225)          $   22,427
----------------------------------------------------------------------------------------------------------------------------------

(1)     Excludes  $101,048  of  non-cash  impairment  charges
(2)     Plant  closure  costs  include fixed asset write-offs, plant employee severance and demolition, environmental and other related costs, offset by any pre-tax gain on the sale of assets associated with a  closed  plant.


Business realignment expense in 2001 of $25,360 consists of $12,778 of plant closure costs and $12,582 of severance and other employee costs. Plant closure costs include fixed asset write-offs of $11,863, plant employee severance of $ 1,862, and demolition, environmental and other costs of $9,560, offset by a pre-tax gain on the sale of land associated with a closed plant of $10,507 ($6,515 after-tax).

In fourth quarter 2001, the Company announced that it had decided to offer for sale its wholly owned subsidiary, Melamine Chemicals, Inc. ("MCI"), which manufactured melamine crystal at a plant in Louisiana. For economic and strategic purposes, the Company has entered into a long-term contractual arrangement, which took effect January 1, 2002, with a major supplier for a substantial portion of its future melamine crystal needs. As of the end of 2001 no sale had been negotiated and in January 2002, the plant was shut-down indefinitely. Under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company recorded a 2001 expense of $98,163 for impairment of melamine fixed assets, spare parts and goodwill of $62,527, $2,935 and $32,701, respectively. The Company incurred additional employee and environmental costs in the first quarter 2002 related to the MCI closure, as discussed above. Also in fourth quarter 2001, the Company discontinued construction of a new plant and recorded a charge of $2,885 of engineering, construction and other costs to reflect estimated net recoverable value of the land and building.

9.     DISCONTINUED  OPERATIONS

The summary of discontinued operations below includes Consumer Adhesives' results through August 2001, the date of the Consumer Adhesives Sale:


----------------------------------------------------------------------------------------------------------------------------------
                                                   2002                              2001                              2000
----------------------------------------------------------------------------------------------------------------------------------

Net sales                                      $    -                            $   106,307                        $    137,980
                                               ===========                         ============                       ============
Income before income taxes                     $    -                            $    17,404                        $     19,082
Income tax expense                                  -                                  5,600                               5,849
                                               -----------                        -------------                      -------------
Income from discontinued
     Operations                                $    -                            $    11,804                        $     13,233
----------------------------------------------------------------------------------------------------------------------------------


Proceeds from the Consumer Adhesives sale were $94,120, net of cash sold with the business, resulting in a pre-tax gain of $132,275 ($94,847 after-tax), which was recorded in Paid-in-Capital due to the affiliated nature of the transaction. In addition to the amounts shown above, gains and losses (net of tax) recognized on the sale of discontinued operations are included separately in the Consolidated Statements of Operations.

The Company recognized $93,000 as a gain on disposal of discontinued operations in 2000. As a result of a settlement reached with the Internal Revenue Service in the second quarter of 2000, amounts established for tax issues related to the prior divestiture of certain segments of the Company's business were no longer considered necessary. A portion of these amounts was classified as gain on the sale of discontinued operations in 2000, consistent with the classification of these amounts when established.

10.     OTHER  COMPREHENSIVE  INCOME

Other  comprehensive  income  includes  the  following  items:

----------------------------------------------------------------------------------------------------------------------------------
                                                      2002                               2001                             2000
----------------------------------------------------------------------------------------------------------------------------------

 Foreign currency translation adjustments        $  (14,856)                        $  (12,649)                       $  (9,558)
 Reclassification adjustments                           -                                5,800                             -
 Cumulative effect of change in accounting
    principle                                           -                               (3,300)                            -
 Derivative activity                                    730                              2,570                             -
 Minimum pension liability                          (17,075)                           (66,580)                           1,779
                                                  -----------                         -----------                       -----------
                                                $   (31,201)                        $  (74,159)                       $  (7,779)
                                                  ===========                         ===========                       ===========
----------------------------------------------------------------------------------------------------------------------------------


The 2001 reclassification adjustment reflects the accumulated translation adjustment recognized on the sale of the Company's operations in Ecuador.

The cumulative effect of change in accounting principle represents the impact of the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. The Company recorded a pre-tax initial transition adjustment to Other Comprehensive Income of $5,200 ($3,300 net of tax) of which $1,131 ($730 net of tax) and $3,870 ($2,570 net of tax) was reclassified into earnings for the year ended December 31, 2002 and 2001, respectively.

The components of accumulated other comprehensive income as of December 31, 2002 and 2001 are as follows:


---------------------------------------------------------------------------------------------------
                                               2002                                     2001
                                         -----------------                        -----------------
Cumulative foreign currency
     translation adjustments           $      (81,537)                               $   (66,681)
Minimum pension liability, net of tax         (84,100)                                   (67,025)
Cumulative derivative activity                   -                                          (730)
                                         -----------------                        -----------------
                                       $     (165,637)                               $  (134,436)
                                         =================                        =================
---------------------------------------------------------------------------------------------------

11.     INVESTMENTS  IN  AFFILIATES

Investment in affiliates at December 31, 2001 represents the Company's investment in Consumer Adhesives preferred stock. In March 2002, the preferred stock was redeemed for a note receivable, which was then sold to the Company's parent, along with accrued interest, at what management believes to be fair value (see Note 5).

The Company sold a common stock equity investment in 2001 for $64,141. Of the total proceeds, $8,954 was received from sales to third parties and $55,187 was received from the Company's parent as part of the Corporate Reorganization (see
Note 5). Because the sale was to a related party, the gain of $15,797 ($10,197 net of tax) on the sale to its parent is included in shareholders' equity.

The Company continuously reviews the carrying value of investments in accordance with accounting guidance that requires investments to be adjusted to fair value if the decline in value is considered to be "other than temporary" based on certain criteria. In 2001, the Company wrote-off the remaining $10,000 investment in WKI Holding Company, Inc. (WKI) preferred stock, wrote-off $7,000 of a loan receivable from WKI and wrote-off the remaining $10,000 investment in BCPM. In 2000, the Company wrote-off $47,969 of investment in WKI preferred stock and $20,000 of investment in BCPM. The write-offs are reflected in Investment write-downs and other charges in the Consolidated Statements of Operations.


12. DEBT, LEASE OBLIGATIONS, UNCONDITIONAL PURCHASE OBLIGATIONS AND RELATED COMMITMENTS

Debt  outstanding  at  December  31,  2002  and  2001  is  as  follows:

----------------------------------------------------------------------------------------------------------------------------------
                                                            2002                                                   2001
                                                  -------------------------                             --------------------------
                                                                 Due Within                                            Due Within
                                                  Long-Term      One Year                                Long-Term     One Year
                                                 -----------     ----------                              ----------   ------------
9.2% Debentures due 2021                         $  114,800                                              $ 117,050

7.875% Debentures due 2023                          246,782                                                250,000

Sinking fund debentures:
     8-3/8% due 2016                                 78,000                                                 78,500
     9-1/4% due 2019                                 47,295                                                 48,695

Industrial Revenue Bonds (at an average rate of
9.5% in 2002 and 2001)                               34,885                                                 34,885     $  1,400

Other (at an average rate of  13.8% in 2002 and
13.3% in 2001)                                        1,525                                                  3,367
----------------------------------------------------------------------------------------------------------------------------------
Total current maturities of long-term debt                                                                                1,400

Short-term debt (primarily foreign bank loans
    at an average rate of  10.7%)                                $    2,779                                               1,678
----------------------------------------------------------------------------------------------------------------------------------
Total debt                                       $  523,287      $    2,779                              $ 532,497     $  3,078
----------------------------------------------------------------------------------------------------------------------------------


During the fourth quarter of 2002, the Company repurchased $7,368 of the outstanding publicly held bonds for $4,510 plus fees. A $2,741 gain on the extinguishment of the bonds was recognized in the fourth quarter and is included in other non-operating income.

In the third quarter of 2002, the Company entered into a new three-year asset based revolving credit facility dated September 23, 2002 (the "New Credit Facility") which provides for a maximum borrowing of $175,000, including letters of credit. The New Credit Facility replaces the uncommitted letter of credit facility (discussed below) and the prior $250,000 Credit Facility that expired on July 13, 2002. The New Credit Facility is secured with inventory and accounts receivable in the United States, Canada and the United Kingdom and a portion of property and equipment in Canada and the United Kingdom. The New Credit Facility contains restrictions on dividends, limitations on borrowings from affiliates ($30,000 after letters of credit are reissued under this facility), capital expenditures ($65,000 in 2003) and payment of management fees ($5,000 per year in 2003 and beyond) in addition to a minimum trailing twelve-month fixed charge coverage ratio of 1.5 to 1.0 if aggregate availability is less than $25,000. The credit facility will be used to fund short-term working capital needs and capital improvements. As of December 31, 2002, the maximum borrowing allowable under this credit facility was $137,127 of which $123,836 was unused and available. If the letters of credit had been reissued under the New Credit Facility and the newly unrestricted cash collateral (discussed below) were used to pay down the affiliate debt, at December 31, 2002, the availability under the New Credit Facility would have been $57,451 and additional allowable borrowings from affiliates would have been $12,369.

Under the terms of the New Credit Facility the Company has the ability to borrow funds at either the prime rate plus an applicable margin or at LIBOR plus an applicable margin. The Company must designate which option it chooses at the time of the borrowing. Currently the applicable margin for any prime rate borrowing is 75 basis points and for any LIBOR borrowing is 225 basis points. As of December 31, 2002 there are no borrowings outstanding under either option. For letters of credit issued under the New Credit Facility the Company pays a per annum fee equal to the LIBOR applicable margin, or 2.25%, plus a fronting fee of .125%. In addition, the Company pays a .50% per annum fee on the amount of the revolving loan commitment less any borrowings or outstanding letters of credit.

The uncommitted letter of credit facility mentioned above, initially in the amount of $45,000, was increased in second quarter 2002 to $85,000. The Company was required to provide cash collateral equivalent to 101% of the letters of credit outstanding under this facility. The fees under this facility were 1/2% per annum of the amount of the letters of credit outstanding. The letters of credit are in the process of being cancelled and reissued under the New Credit Facility. As the letters of credit are cancelled and cash is no longer restricted as collateral, the Company plans to use the cash to pay-down its loans payable to affiliates.

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

Additional credit agreements are executed for the Company's international locations. As of December 31, 2002, these locations had credit facilities totaling $22,032. Of this amount $17,614 (net of $2,126 in a term loan and $2,292 in other draws on the line of credit) was available for borrowing under these credit agreements. The Company's international units incurred no commitment fees in 2002.

Purchase  Obligations
---------------------
In fourth quarter 2000, the Company entered into fixed rate, fixed quantity contracts to secure a portion of future natural gas usage at certain facilities. The contracts were entered into to partially hedge the Company's risk associated with natural gas price fluctuations in peak usage months. Contracts covered the period from October 2000 through March 2003. Gas purchases under these contracts totaled $671 and $853 in 2002 and 2001, with $402 and $1,073 of future commitments at December 31, 2002 and 2001, respectively. These contracts covered approximately 86% in 2002 and between 75% and 85% of 2001 natural gas usage during the periods of the contracts at those facilities.

Due to a sharp increase in natural gas prices in 2000, the Company expanded its natural gas hedging activities in June 2001 to hedge a portion of natural gas purchases for all of North America. The Company entered into futures contracts with varying settlement dates through November 2002. The contracts were settled for cash each month based on the closing market price on the last day the contract trades on the New York Mercantile Exchange. The Company used futures contracts to hedge 43% of its 2002 North American natural gas usage. Approximately 24% of the Company's 2001 North American natural gas usage from June through December was hedged through futures contracts. Commitments settled under these contracts totaled $1,210 and $1,716 in 2002 and 2001, respectively. There were no future commitments under these contracts at December 31, 2002 and $520 of future commitments at December 31, 2001.

Aggregate maturities of total debt, minimum annual rentals under operating leases and unconditional purchase obligations for natural gas at December 31, 2002, for the Company is as follows:

---------------------------------------------------------------------------------------------------
                                                       MINIMUM                     PURCHASE
                                                       RENTALS  UNDER              OBLIGATIONS  FOR
                               DEBT                    OPERATING LEASES            NATURAL GAS
---------------------------------------------------------------------------------------------------
2003                        $  2,779                    $    15,310                 $     402
2004                             607                         14,820                        -
2005                             607                         14,374                        -
2006                             300                         13,391                        -
2007                              11                         12,994                        -
2008 and thereafter.         521,762                          4,623                        -
                             ----------                  -------------                 ------------
                            $526,066                    $    75,512                 $      402
---------------------------------------------------------------------------------------------------


Rental  expense amounted to $14,399, $19,566 and $22,941 in 2002, 2001 and 2000,
respectively.















13.     INCOME  TAXES

Comparative analysis of the Company's income tax expense (benefit) related to continuing operations follows:

----------------------------------------------------------------------------------------------------------------------------------
                                                  CURRENT                                                  DEFERRED
                                   ------------------------------------                 ------------------------------------------
                                   2002          2001          2000                        2002             2001            2000
----------------------------------------------------------------------------------------------------------------------------------

Federal                        $   (29,479)   $  (363)     $  (28,511)                  $  12,040       $   (25,800)    $  15,295
State and Local                       (380)    (4,365)         (1,493)                        187              (805)       (1,304)
Foreign                             11,574       (222)         (1,223)                      3,796               722         4,835
                                -----------    --------     ----------                   ---------        -----------    ---------
                               $   (18,285)   $(4,950)     $  (31,227)                  $  16,023       $   (25,883)    $  18,826
----------------------------------------------------------------------------------------------------------------------------------



The Company's income tax expense (benefit) related to discontinued operations was $0, $5,500 and $5,781 in 2002, 2001 and 2000, respectively. The Company's income tax expense from the gain on disposal of discontinued operations was $37,428 in 2001, which is reflected as a reduction to Shareholders' Equity due to the affiliated nature of the transaction (see Note 1). The Company's income tax (benefit) related to the disposal of discontinued operations was $93,000 in 2000.

A reconciliation of the Company's difference between income taxes related to continuing operations computed at Federal statutory tax rates and provisions for income taxes is as follows:

----------------------------------------------------------------------------------------------------------------------------------
                                                      2002                            2001                            2000
----------------------------------------------------------------------------------------------------------------------------------
Income taxes computed at
Federal statutory tax rate                       $   (3,157)                       $   (58,602)                   $   (29,631)
State tax provision, net of
Federal benefits                                       (193)                            (5,842)                        (2,710)
Foreign tax differentials                             3,502                              1,187                          1,887
Foreign source income also subject
to U.S. taxation                                      1,777                             12,397                         13,053
Losses and other expenses
not deductible for tax                                 (863)                             2,723                            -
Impairment                                             -                                31,692                            -
Valuation Allowance                                  16,672                                -                           30,000
Adjustment of prior estimates                       (20,000)                           (14,388)                       (25,000)
----------------------------------------------------------------------------------------------------------------------------------
Income Tax (benefit) expense                   $    (2,262)                        $   (30,833)                   $   (12,401)
----------------------------------------------------------------------------------------------------------------------------------



The 2002 consolidated tax rate reflects a valuation allowance recorded against the deferred benefit of certain deferred interest expense deductions in the amount of $16,672 that is no longer likely to be utilized due to usage limitations imposed by the Internal Revenue Code. This expense is offset by the reversal of a $20,000 reserve that had been related to U.S. Federal and state income tax audits that have since been resolved.

The 2001 consolidated tax rate reflects a write-down of the fixed assets and non-deductible goodwill of $31,692 related to a melamine plant due to its indefinite shut-down. The rate also reflects the impact of earnings related to the expected sale of a foreign business that are not expected to be permanently reinvested in foreign locations and the inability to utilize foreign tax credits associated with those earnings due to usage limitations. These expenses are offset by the reversal of a $14,388 reserve that had been related to U.S. Federal and state income tax audits that have since been resolved.

The 2000 income tax rate reflects a settlement reached with the Internal Revenue Service ("IRS") and the impact of usage limitations on foreign tax credits. As a result of a settlement reached with the IRS, the Company recorded net tax expense of $5,000 consisting of valuation reserves recorded on foreign tax credits of $30,000 that are no longer likely to be utilized, substantially offset by a $25,000 reduction of amounts established for tax issues related to the divestiture of certain segments of the Company's business that are no longer considered necessary. In addition, approximately $10,000 of income tax expense was recorded on foreign source income because related foreign tax credits are not expected to be utilized within the expiration period.

The domestic and foreign components of the Company's (loss) income from continuing operations before income taxes, and the effect of change in accounting principle of $29,825, are as follows:

---------------------------------------------------------------------------------------------------
                                        2002                    2001                     2000
---------------------------------------------------------------------------------------------------
Domestic                           $   (42,929)           $   (165,478)            $   (89,876)
Foreign                                 33,909                  (1,959)                  5,216
                                    ------------            ------------             --------------
                                   $    (9,020)           $   (167,437)            $   (84,660)
---------------------------------------------------------------------------------------------------







The tax effects of the Company's significant temporary differences, and loss and credit carryforwards, which comprise the deferred tax assets and liabilities at December 31, 2002 and 2001, are as follows:

---------------------------------------------------------------------------------------------------
                                                      2002                                  2001
---------------------------------------------------------------------------------------------------
ASSETS
Non-pension post-employment benefit
  Obligations                                     $  52,411                              $  53,830
Divestiture reserve                                   9,942                                  6,645
Accrued expenses and other expenses                  80,753                                 83,937
Foreign accrued expenses, pensions and
   other expenses                                       637                                  3,589
Loss and credit carryforwards                       169,302                                207,101
Pension liability                                    23,071                                  9,019
                                                  -----------                            ----------
Gross deferred tax assets                           336,116                                364,121
Valuation allowance                                 (89,321)                              (110,387)
                                                  -----------                            ----------
                                                    246,795                                253,734


LIABILITIES
Property, plant, equipment and intangibles           76,107                                 73,856
Foreign property, plant, equipment/other              5,975                                  7,018
Certain foreign intangibles                           (527)                                   (710)
Prepaid pension                                        293                                       0
Deferred gain on sale of BCP partnership interest    17,264                                 17,672
Other prepaids                                        1,827                                  2,590
                                                  -----------                            ----------
Gross deferred tax liabilities                      100,939                                100,426
---------------------------------------------------------------------------------------------------
Net asset                                         $ 145,856                              $ 153,308
---------------------------------------------------------------------------------------------------



The Company's net deferred tax asset at December 31, 2002 was $145,856. Of this amount, $146,790 represents net domestic deferred tax assets related to future tax benefits. The Company's deferred tax asset related to loss and credit carryforwards, net of valuation allowance is $79,981. This is comprised primarily of net operating loss carryforwards of $21,090 for U.S. federal tax purposes, which will begin expiring in 2021; foreign tax credit carryovers of $12,054, which were generated in 1998 and will expire in 2004; minimum tax credits of $33,132, available indefinitely; and other carryforwards of $13,705. Realization of the entire net domestic deferred tax asset is dependent on generation of approximately $419,400 of future taxable income.

Since 1995, the Company has generated taxable losses from operations offset in some years by substantial taxable gains from the sales of operating businesses. These sales have occurred as a result of the business strategy to streamline the organization and focus its business on Chemical related products. Management believes the expectation of future gains from dispositions will fully utilize the Company's deferred tax assets.

Loss and credit carryforwards as well as the related valuation allowance have both decreased from 2001 principally due to the decision by the Company to deduct certain Foreign tax credits rather than treat them as credits available to offset future U.S. Income Tax. In addition, the Company has determined that it's ability to utilize a deferred tax asset for deferred interest expense is not, "more likely than not" realizable due to limitations on utilization for this specific asset. As such, the Company recorded a valuation reserve on this asset of $16,672 in the fourth quarter of 2002.

The Company has not recorded income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. Undistributed earnings permanently reinvested amounted to $150,101 at December 31, 2002.

14.     PENSION  AND  RETIREMENT  SAVINGS  PLANS

Most U.S. employees of the Company are covered under a non-contributory defined benefit plan ("the U.S. Plan"). The U.S. Plan provides benefits for salaried employees based on eligible compensation and years of credited service and for hourly employees based on years of credited service. Certain employees in other countries are covered under other contributory and non-contributory defined benefit foreign plans that, in the aggregate, are insignificant.

The Company also provides a defined contribution plan to its U.S. employees ("the Retirement Savings Plan"). Eligible salaried and hourly employees may contribute up to 5% of their pay (7% for certain longer service salaried employees), as basic contributions to the plan. The Company contributes monthly to the plan an amount equal to at least 50% and up to 100% of basic contributions. The Company has the option to make additional contributions based upon financial performance. Charges to operations for matching contributions under the Retirement Savings Plan in 2002, 2001 and 2000 amounted to $5,647, $5,289 and $6,159, respectively.

The Company's funding of its pension plans equals or exceeds the minimum funding requirements imposed by Federal and foreign laws and regulations.

Former associates of Foods and current and former associates of Consumer Adhesives continue to participate in the U.S. Plan, which is sponsored by BWHLLC. The U.S. Plan remains the liability of the Company, and Foods and Consumer Adhesives reimburse the Company for the annual expense associated with their respective participants in this plan. Therefore, the following tables summarizing the pension activities for the Company's defined benefit pension plans include the liabilities and assets relating to these affiliates. However, the expense table excludes the expense relating to Foods, for all years presented, and to Consumer Adhesives for 2002. The expense for Foods was $624, $952 and $2,086 for 2002, 2001 and 2000, respectively. The Consumer Adhesives expense for 2001 and 2000 is insignificant.

During 2002, the Company recognized a settlement charge of $13,600 related to lump sum payments made by the U.S. Plan. During 2001, the Company recorded settlement and curtailment charges of $10,700 relating to the partial settlement of U.S. Plan liabilities for Foods, and an additional $5,600 settlement for other lump sum payments made by the U.S. Plan. In 2000 a settlement charge of $8,858 was recorded relating to the settlement of the liability for Wise Holdings, Inc., as well as other lump sum settlements made during 2000.




































Following is a rollforward of the assets and benefit obligations of the Company's defined benefit plans for the years ended December 31, :

---------------------------------------------------------------------------------------------------
                                                             2002                      2001
---------------------------------------------------------------------------------------------------

CHANGE IN BENEFIT OBLIGATION

Benefit obligation at beginning of year                 $   288,107                $   306,342

Service cost                                                  3,844                      4,283
Interest cost                                                19,148                     21,997
Actuarial losses                                              4,693                     16,164
Foreign currency exchange rate changes                           84                       (193)
Benefits paid                                               (28,942)                   (45,753)
Plan amendments                                                 330                        146
Settlements/curtailments                                    (23,900)                   (19,879)
Special termination benefits                                    -                        5,000
                                                       --------------               ---------------
                                                        $   263,364                $    288,107
                                                       --------------               ---------------
CHANGE IN PLAN ASSETS

Fair value of plan assets at beginning of year          $   260,540                $    386,855
Actual return on plan assets                                (18,000)                    (60,085)
Foreign currency exchange rate changes                           34                        (176)
Employer contribution                                         1,099                       1,099
Benefits paid                                               (28,942)                    (45,753)
Settlements/curtailments                                    (23,900)                    (21,400)
                                                       --------------               ---------------
Fair value of plan assets at end of year                $   190,831                $    260,540
                                                       --------------               ---------------

Plan assets less than benefit obligation               $   (72,533)                $    (27,567)

Unrecognized net actuarial loss                            131,658                      103,624
Unrecognized initial transition gain                            13                           24
Unrecognized prior service cost                              2,534                        2,657
                                                       --------------               ---------------
Net amount recognized                                  $    61,672                 $     78,738
---------------------------------------------------------------------------------------------------



The year end obligations were calculated using a 6.5% and 7.2% rate at December 31, 2002 and 2001, respectively.





Amounts recognized in the balance sheets, after reclassification of the prepaid pension asset to reflect a minimum pension liability adjustment, consist of:


---------------------------------------------------------------------------------------------------
                                                           2002                           2001
---------------------------------------------------------------------------------------------------
Accrued benefit liability                              $   (70,216)                   $  (27,149)
Intangible asset                                             2,504                         2,657
Accumulated other comprehensive income                     129,384                       103,230
                                                        -----------                    ------------
Net amount recognized                                  $    61,672                    $   78,738
---------------------------------------------------------------------------------------------------














Plan  assets  consist  primarily of equity securities and corporate obligations.

Following are the components of net pension expense recognized by the Company for the years ended December 31,:


----------------------------------------------------------------------------------------------------------------------------------
                                                                 2002                             2001                    2000
----------------------------------------------------------------------------------------------------------------------------------
Service cost                                                   $  3,602                        $  3,352                $  2,923

Interest cost on projected benefit
     obligation                                                  16,727                          18,701                  18,758
Expected return on assets                                       (19,386)                        (22,925)                (21,359)
Amortization of prior service cost                                  395                             436                     515
Amortization of initial transition asset                             12                            (122)                   (238)
Recognized actuarial loss                                         4,096                           3,706                   6,386
Settlement/curtailment loss                                      13,600                          16,300                   8,858
Special termination benefits                                          6                             -                       -
                                                               --------------                  ------------           -----------
Net pension expense                                            $ 19,052                        $ 19,448                $ 15,843
----------------------------------------------------------------------------------------------------------------------------------

The weighted average rates used to determine net pension expense for the Company were as follows:


----------------------------------------------------------------------------------------------------------------------------------
                                                                   2002                        2001                       2000
----------------------------------------------------------------------------------------------------------------------------------
Discount rate                                                       7.2%                        7.7%                        7.7%
Rate of increase in future compensation levels                      4.5%                        4.7%                        4.7%
Expected long-term rate of return on plan assets                    8.3%                        8.7%                        8.7%
----------------------------------------------------------------------------------------------------------------------------------

Most employees not covered by the Company's plans are covered by collectively bargained agreements, which are generally effective for five years. Under Federal pension law, there would be continuing liability to these pension trusts if the Company ceased all or most participation in any such trust, and under certain other specified conditions. The Consolidated Statements of Operations include charges of $504, $367 and $244 in 2002, 2001 and 2000, respectively, for payments to pension trusts on behalf of employees not covered by the Company's plans.

15.     NON-PENSION  POSTRETIREMENT  BENEFIT

The Company provides certain health and life insurance benefits for eligible domestic and Canadian retirees and their dependents. The cost of postretirement benefits is accrued during employees' working careers. Domestic participants who are not eligible for Medicare are provided with the same medical benefits as active employees, while those who are eligible for Medicare are provided with supplemental benefits. The Company has reserved the right to amend or terminate the plans under which medical benefits are provided to domestic retirees. Canadian participants are provided with supplemental benefits to the national healthcare plan in Canada. The domestic postretirement medical benefits are contributory; the Canadian medical benefits are non-contributory. The domestic and Canadian postretirement life insurance benefits are non-contributory. Benefits are funded on a pay-as-you-go basis.





















Following is a rollforward of the changes in the Non-Pension Postretirement Benefit Obligations of the Company for the years ended December 31,:


---------------------------------------------------------------------------------------------------
                                                        2002                           2001
---------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year            $   128,499                      $   108,103
Service cost                                                64                               45
Interest cost                                            8,822                            7,923
Contributions by plan participants                       2,797                            2,752
Actuarial losses                                         5,240                           16,365
Benefits paid                                          (13,818)                         (12,798)
Foreign Exchange                                             5                              (23)
Divestitures                                              -                              (2,009)
Assumption of liability from Foods                        -                               8,141
                                                   --------------                    --------------

Benefits obligation at end of year                     131,609                          128,499

Unrecognized net actuarial gain                            496                            4,879
Unrecognized prior service benefit                       7,214                           10,572
                                                   --------------                    --------------
Accrued postretirement
     obligation at end of year                     $   139,319                      $   143,950
---------------------------------------------------------------------------------------------------


Also included in the Consolidated Balance Sheets at December 31, 2002 and 2001 are other post-employment benefit obligations of $6,065 and $6,966, respectively.

The Company assumed the remaining domestic post-retirement benefit liability of $8,141 from Foods in December 2001. In 2002, Foods reimbursed the Company $509 for the expense related to Foods' participants.

A 6.5% and 7.25% weighted average discount rate was used in determining the postretirement benefit obligation at December 31, 2002 and 2001, respectively. For measurement purposes, health care costs are assumed to increase 5.25% for pre-65 benefits and 8.25% for post-65 benefits in 2002 grading down gradually to a constant 5.25% annual increase by the year 2008 for post-65 benefits. The comparable assumptions for the prior year were 8.75% and 5.25% by the year 2008.

The net postretirement (benefit) expense table excludes the expense related to Foods, for all years presented, and to Consumer Adhesives from date of sale in 2001. Following are the components of net postretirement (benefit) expense recognized by the Company for 2002, 2001 and 2000:

---------------------------------------------------------------------------------------------------
                                                          2002              2001           2000
---------------------------------------------------------------------------------------------------

Service Costs                                           $    64            $    44        $    44

 Interest cost on projected benefit
     obligation                                           8,249              7,884          7,343
 Amortization of prior service benefit                   (3,294)            (8,923)        (9,348)
 Recognized actuarial gain                                   (1)              (523)        (1,894)
 Settlement / curtailment gain                              -                 (487)        (1,075)
                                                        ----------       ----------      ----------
 Net postretirement (benefit) expense                   $ 5,018            $(2,005)       $(4,930)
---------------------------------------------------------------------------------------------------















Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:


----------------------------------------------------------------------------------------------------------------------------------
                                                                      1% increase                                1% decrease
                                                                -------------------------                   ----------------------
Effect on total service cost and interest cost components          $        564                                    $   (511)
Effect on postretirement benefit obligation                               7,926                                      (7,160)
----------------------------------------------------------------------------------------------------------------------------------

16.     SHAREHOLDERS'  (DEFICIT)  EQUITY

Common  Stock  and  Warrants
----------------------------
The Company has 200,923,628 shares of $0.01 par value common stock issued and outstanding and 300,000,000 shares authorized. At December 31, 2002, management held a total of 1,948,634 common shares of the Company, including 1,587,301 shares of restricted stock granted during 2002. During 2002, the Company sold 333,333 shares to management at the estimated fair value of $2.25 per share. In 2002 the Company repurchased shares and retired warrants at amounts greater than fair market value and recognized compensation expense of $487.

Preferred  Stock
----------------
On November 19, 2001, the Company's parent contributed all of the outstanding Preferred Stock plus accumulated dividends of $6,553 to the Company as a capital Contribution (See Note 5). The Company declared preferred stock cash dividends of $0, $61,846 and $73,724 in 2002, 2001 and 2000, respectively.

Other  Shareholders'  Equity
----------------------------
The Company declared common stock cash dividends of $0, $36,434 and $61,578 during 2002, 2001 and 2000, respectively. The dividends were recorded as a charge to paid-in capital to reflect a return of capital to the Company's parent.

At December 31, 2002, the Company held $404,817 of notes receivable from BHI, which accrue interest at 12% per year, payable quarterly, and mature on September 29, 2005. The notes were received from affiliates of the Company's parent as proceeds from the 1996 sales of Wise and Foods and from the issuance of options on the common stock of the Consumer Adhesives business and of Borden Decorative Products Holdings, Inc. Receivable from Parent (shown as a reduction in the Consolidated Statements of Shareholders' (Deficit) Equity) includes accrued interest of $58,699, $0 and $10,120 related to these notes receivable at December 31, 2002, 2001 and 2000. Paid-in Capital includes the related net of tax interest income of $38,154, $24,674 and $31,090 for the years ended December 31, 2002, 2001 and 2000. In the Company's 2001 Annual Report on Form 10-K, the Company expressed its intention to cancel this note receivable, therefore a valuation allowance was placed on the accrued interest at that date. During 2002, the Company decided to defer canceling the note, and reversed this valuation allowance and resumed accruing the related interest. Historically, BHI funded the payment of the interest on the note through common dividends received from the Company. BHI has not made a payment on the accrued interest, nor has the Company paid an associated dividend since October 15, 2001.

During 2002 the Company granted 1,587,301 shares of restricted stock to certain management members. The shares become unrestricted on the third anniversary of the grant date. Deferred compensation expense of $3,571 related to this grant is being amortized over the three-year vesting period. At December 31, 2002, the unamortized deferred compensation was $2,679.

BHI contributed tax benefits to the Company of $20,890, $21,038 and $44,045 during 2002, 2001 and 2000, respectively. The Company is included in its parent's tax return and the deductible interest expense on the parent's notes payable reduces the Company's tax liability. During 2002, the Company also recorded a capital contribution from BHI of $3,550 (net of tax) related to the allocation of Capital wind-down costs to the Company, which the Company has no responsibility to fund (see Note 22).

In addition to the contribution of the tax benefits, discussed above, during 2001 the Company's parent contributed Preferred Stock and accumulated dividends totaling $620,922 and $17,000 of cash as a capital contribution in conjunction with the Corporate Reorganization.

During 1996 the Company sold an option to BWHLLC to purchase what was then all of the common stock of the Consumer Adhesives business for $54,120, which was 110% of the August 16, 1996 fair market value of the common stock. The option was issued at fair value with a five-year expiration. During 2000, the Company made a capital contribution to the Consumer Adhesives business in exchange for additional shares of stock. On August 13, 2001, the option was exercised and an affiliate of the Company purchased the remaining 26% of Consumer Adhesives' common shares issued in 2000, for $40,000. The related pre-tax gain of $132,275 ($94,847 after-tax) was recorded in paid-in capital as of December 31, 2001 (see
Note  1).
The Corporate Reorganization resulted in the issuance of shares of common stock of the Company and warrants to purchase common stock to certain management members, in exchange for the shares they held in BCHI. This resulted in an increase to paid-in capital for $1,236, the value of the minority interest liability that represented their previous interest in BCHI.

During 2000, the Company distributed 100% of its ownership in the infrastructure management services business to the Company's parent. The distribution was recorded at net book value of $16,277, including $8,557 owed by the Company to the infrastructure management services business in accordance with a tax sharing agreement. Subsequent to the distribution, substantially all of the assets of the infrastructure management services business were sold to a subsidiary of Interliant, Inc. Subsequent to this sale, the remaining assets of the infrastructure management services business, with a net book value of $307, were contributed back to the Company from the Company's parent.

The Company recorded a net of tax minimum pension liability adjustment of $17,075, $66,580 and ($1,779) for 2002, 2001 and 2000, respectively, relating to underfunded pension plans, which is reflected in accumulated other comprehensive income.

17.      STOCK  OPTION  PLANS  AND  OTHER  STOCK  BASED  COMPENSATION

Stock  Options
--------------
Beginning in 1996, key subsidiaries of the Company issued stock options under their individual Stock Purchase and Option Plans for Key Employees. Under these plans, equity in the Chemical and infrastructure management services business units was sold to key management personnel. Fixed stock options were granted to purchase additional shares at exercise prices between $5.00 and $7.50. In addition, each company granted fixed stock options to employees under their respective broad-based option plans. The options were issued with exercise prices at or above fair market value, with vesting over five years.

The options granted to Chemical employees became options of the Company effective with the Corporate Reorganization. The conversion of Chemical shares and options provided Chemical management with equivalent intrinsic value in the Company at the new measurement date. Accordingly, no compensation expense was recorded. The strike prices of these options have a range of $4.13 to $5.00, which exceeds estimated fair market value.

During 2002, an additional 1,492,000 options were granted to key employees, including 1,176,000 performance options. The 2002 options have an exercise price of $2.25 per share, and were granted at estimated fair market value. The performance options vest after the fifth anniversary of the grant date, however, vesting is accelerated upon the achievement of certain EBITDA targets. The remaining options vest ratably over five years. In accordance with FASB Interpretation No. 44 ("FIN44") options granted after July 1, 2001 require variable accounting. The expense relating to these options for 2002 was $14. As of December 31, 2002 there are 3,426,040 options outstanding on the Company's common stock and 5,897,559 shares available for future grants.

The liability for options relating to the infrastructure management services business was included in the distribution of this business, and these options were subsequently exercised upon the sale of that business by the Company's parent.

The Company accounts for stock-based compensation under APB No. 25 and has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation". To determine compensation cost for 2002 option grants according to SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with a risk-free weighted average interest rate of 5.0% and expected lives of five years. The 2001 Corporate reorganization resulted in a new measurement date for the options outstanding at that time for purposes of measuring compensation expense. To determine compensation cost according to SFAS No. 123, the fair value of each option was estimated as of the measurement date using the Black-Scholes option-pricing model with a risk free weighted average interest rate of 4.37% and expected lives of five years (See Note 3).
















Information regarding the management stock option plans for the Company is as follows:

----------------------------------------------------------------------------------------------------------------------------------
                                                         2002                          2001                         2000
                                                ----------------------        ----------------------        ----------------------
                                                          Weighted                       Weighted                       Weighted
                                                          Average                        Average                        Average
                                                          Exercise                       Exercise                       Exercise
                                               Shares     Price                Shares    Price              Shares      Price
----------------------------------------------------------------------------------------------------------------------------------
Options outstanding, beginning of year       6,871,380    $ 4.38             4,382,500    $ 5.43            5,380,155   $  5.37
     Options exercised                           -           -                  -           -                   -           -
     Options granted                         1,492,000      2.25                -           -                   -           -
     Option conversion                           -           -               4,451,880      4.38                -           -

     Options relating to distributed
     business                                    -           -                  -           -                (564,655)     5.00
     Options forfeited                      (4,937,340)     4.28            (1,963,000)     5.09              (433,000)    5.22
     Options outstanding end of year         3,426,040      3.59             6,871,380      4.38             4,382,500     5.43
----------------------------------------------------------------------------------------------------------------------------------


The option conversion relates to the increase in options as a result of the Corporate Reorganization (see Note 5). Options relating to distributed business represents options for the infrastructure management services business which was distributed to the Company's parent during 2000 (see Note 22).

At December 31, 2002 there were 1,472,824 options exercisable, with a range of exercise prices of $4.13 to $5.00, a weighted average exercise price of $4.51 and a weighted average remaining life of 4 years. At December 31, 2001 there were 5,213,104 options exercisable, with a range of exercise prices of $4.13 to $5.00, a weighted average exercise price of $4.26 and a weighted average remaining life of 5 years.

Unit  Appreciation  Rights
--------------------------
Certain current and former employees of the Company hold unit appreciation rights ("UAR's") granted by the Company in BWHLLC during the years 1996 - 2000. The UAR's have a ten-year life with vesting periods ranging from 4 to 5 years.
The UAR's are accounted for under the liability method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and any compensation expense incurred in conjunction with the UAR's will be reflected in the Statements of Operations for the Company. For 2002, 2001 and 2000, the Company has not recorded any compensation expense attributable to the UAR's. There were 13,383,461 UAR's outstanding at December 31, 2002 and no UAR's available for future grants.

18.     DERIVATIVE  FINANCIAL  INSTRUMENTS

The effect on the Company's other Comprehensive income from adoption of SFAS No. 133 as of January 1, 2001 was a charge of $5,200 ($3,300 net of tax), as discussed further in Note 10. As of December 31, 2002, the Company had derivative liabilities of $402 classified as other current liabilities and derivative gains of $16 classified as other assets.

Interest  Rate  Swaps
---------------------
The Company enters into interest rate swaps to alter interest rate exposures between fixed and floating rates on long-term debt. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. The notional amount of interest rate swaps was $0 at December 31, 2002 and $24,286 at December 31, 2001. The remaining swap at December 31, 2001 matured on December 1, 2002. The net impact of interest rate swaps was an increase in the Company's interest expense of $2,566 in 2002, $2,215 in 2001 and $6,663 in 2000. The year-end fair value  of  the  interest  rate  swap  was a loss of $2,711 at December 31, 2001.















The following table summarizes the weighted average interest rates for the swaps used by the Company. Variable rates change with market conditions and may vary significantly in the future.


---------------------------------------------------------------------------------------------------
                                                   2002               2001                2000
---------------------------------------------------------------------------------------------------
Pay fixed swaps
Average rate paid                                  13.7%             13.7%                 10.5%
Average rate received                               1.9%              4.5%                  6.3%
---------------------------------------------------------------------------------------------------


An interest rate swap, having a notional amount of $200,000, no longer met the criteria for hedge accounting and was marked to market prior to termination on September 1, 2000. On that date the Company recognized a gain of $4,902 in the Consolidated Statement of Operations.

Foreign  Exchange
-----------------
International operations account for a significant portion of the Company's revenue and operating income. It is the policy of the Company to reduce foreign currency cash flow exposure due to exchange rate fluctuations by hedging anticipated and firmly committed transactions wherever economically feasible (within the risk limits established in the Company's policy). The Company enters into forward and option contracts to buy and sell foreign currencies only to reduce foreign exchange exposure and protect the U.S. dollar value of such transactions to the extent of the amount under contract. These contracts are part of a worldwide program to minimize foreign currency exchange operating income and balance sheet exposure.

Gains and losses arising from contracts are recognized on a quarterly basis through the Consolidated Statement of Operations (see Note 3). The Company does not hold or issue derivative financial instruments for trading purposes.

At December 31, 2002 and 2001, the Company had $60,079 and $50,987, respectively, of notional value of forward foreign currency exchange contracts outstanding. The unsecured contracts mature within 12 months and are principally with banks. The Company is exposed to credit loss in the event of non-performance by the other parties to the contracts. The Company evaluates the credit worthiness of the counterparties' financial condition and does not expect default by the counterparties.

Option  and  Commodity  Future  Contracts
-----------------------------------------
The Company is exposed to price fluctuations associated with raw materials purchases, most significantly with methanol, phenol and urea. For these commodity raw materials, the Company has purchase contracts, with periodic price adjustment provisions. The Company also adds selling price provisions that are indexed to publicly available indices on customer contracts for these commodity raw materials. The Board of Directors approves all commodity futures and commodity commitments.

In the fourth quarter of 2000, the Company entered into fixed rate, fixed quantity contracts to secure a portion of future natural gas usage at certain of the Company's facilities. The contracts were entered into to partially hedge the Company's risk associated with natural gas price fluctuations in peak usage months through March 2003. Gas purchases under these contracts totaled $671 and $853 in 2002 and 2001, with $402 and $1,073 future commitments at December 31, 2002 and 2001, respectively.

Additionally, the Company expanded its natural gas hedging activities in June 2001 to hedge a portion of natural gas purchases for all of North America. The Company entered into futures contracts with varying settlement dates through November 2002 to purchase natural gas. The contracts are settled for cash each month based on the closing market price on the last day the contract trades on the New York Mercantile Exchange. Commitments settled under these contracts totaled $1,210 and $1,716 in 2002 and 2001, respectively and related losses were $264 and $610 in 2002 and 2001. There were no future commitments under these contracts at December 31, 2002 and $520 of future commitments at December 31, 2001.

Gains and losses on commodity futures contracts are recognized each month as gas is used. Future commitments are marked to market on a quarterly basis. The Company also recorded a gain of $16 and a loss $545 for the difference between the fair value and carrying value of future natural gas commitments at December 31, 2002 and 2001, respectively.




19.     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The following table presents the carrying or notional amounts and fair values of the Company's financial instruments at December 31, 2002 and 2001. The fair value of a financial instrument is the estimated amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair values are determined from quoted market prices where available or based on other similar financial instruments.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other accruals are considered reasonable estimates of their fair values. The carrying value of the loans receivable from and payable to affiliates approximates fair values as management believes the loans bear interest at market interest rates.

The following table includes financial instrument carrying and fair values for the Company.

---------------------------------------------------------------------------------------------------
                                               2002                                     2001
                                 ------------------------------            ------------------------
                                    Carrying          Fair                   Carrying         Fair
                                     Amount          Value                    Amount         Value
                                   -------------  ----------               -------------  ---------
Nonderivatives
Assets
     Investment securities        $    -            $  -                   $  110,000    $  110,000

Liabilities
     Debt                            526,066          345,048                 535,575       368,999

                                    Notional          Fair                   Notional         Fair
                                     Amount          Value (Loss)              Amount      Value (Loss)
                                   -------------    ------------           -------------   ---------
Derivatives relating to:
Foreign currency contracts - loss $   60,079        $    (402)             $   50,987    $      (87)
Interest rate swaps - loss             -               -                       24,286        (2,711)
---------------------------------------------------------------------------------------------------


20.     SUPPLEMENTAL  INFORMATION


----------------------------------------------------------------
                                2002         2001        2000
----------------------------------------------------------------
Depreciation                 $  46,392    $  53,996   $  51,519
Amortization                     1,555        5,365       4,172
Research and Development        19,080       22,717      22,202
----------------------------------------------------------------



21.     SEGMENT  AND  GEOGRAPHIC  DATA

Beginning in 2002, the Company reports three operating segments rather than one, as previously reported, to better reflect the ongoing internal organization. Prior years have been restated to reflect this change. The three segments reported are North American Forest Products, North American Performance Resins Group and International. In addition, Corporate and Other is reported separately. The product lines included in the North American Forest Products segment are formaldehyde and forest products resins. The key business drivers in the North American Forest Products segment are housing starts, furniture demand, panel production capacity and chemical sector operating conditions. The North American Performance Resins Group includes specialty, oilfield, industrial, nonwoven, laminate and foundry resins, and UV coatings. In the North American Performance Resins Group segment, the key business drivers are housing starts, auto builds, active gas drilling rigs, fiber optic demand and the general industrial sector. The International segment consists of operations in Latin America, Europe and Asia Pacific. Principal countries of operation are Brazil, the United Kingdom, Malaysia and Australia. Product lines include forest product and performance resins. In the International segment, the key business drivers are export levels, panel production capacity, housing starts, furniture demand and the local political environment. Corporate and Other represents general and administrative expenses and income and expenses related to divested businesses.

In the consolidated financial information that follows, the businesses sold, distributed or discontinued classification includes the Company's melamine crystal business, which facility was closed on January 11, 2002. Operating results subsequent to the closure date represent revenue and related expenses from the sale of inventory. The classification also includes the Company's printing inks business through the date of its sale in 2000 and the infrastructure management services business prior to its distribution to the Company's parent in 2000.

EBITDA information is presented with the Company's segment disclosures because it is a primary measure used by the Company to evaluate operating results.
EBITDA represents the sum of Operating Income (loss) and depreciation and amortization presented in the tables below.


OPERATING  SEGMENTS:
--------------------

SALES  TO  UNAFFILIATED  CUSTOMERS:

---------------------------------------------------------------------------------------------------
                                             2002                   2001                 2000
---------------------------------------------------------------------------------------------------
North American Forest Products          $  634,619              $  656,694            $  610,183
North American Performance Resins          340,791                 409,081               386,187
International                              264,541                 282,629               314,852
Businesses sold or distributed               7,934                  23,737                66,623
                                        -------------           ------------           ------------
                                        $1,247,885              $1,372,141            $1,377,845
---------------------------------------------------------------------------------------------------



OPERATING  INCOME  (LOSS):

---------------------------------------------------------------------------------------------------
                                             2002                   2001                 2000
---------------------------------------------------------------------------------------------------

North American Forest Products          $  72,302               $   83,559            $   38,447
North American Performance Resins          32,106                   59,923                84,551
International                              12,388                  (16,671)               (7,210)
Corporate and other                       (75,883)                 (88,367)              (68,300)
Businesses sold or distributed             (7,205)                (113,939)               (8,749)
                                        -------------           ------------           ------------
                                        $  33,708               $  (75,495)           $   38,739
---------------------------------------------------------------------------------------------------


DEPRECIATION  AND  AMORTIZATION  EXPENSE:
---------------------------------------------------------------------------------------------------
                                             2002                   2001                 2000
---------------------------------------------------------------------------------------------------
North American Forest Products          $  19,259               $   19,950            $   18,514
North American Performance Resins           9,929                   11,314                 9,394
International                              10,305                   11,766                11,634
Corporate and other                         8,454                    9,021                 8,237
Businesses sold or distributed                -                      7,310                 7,912
                                        -------------           ------------           ------------
                                        $  47,947               $   59,361            $   55,691
---------------------------------------------------------------------------------------------------


















EBITDA:
---------------------------------------------------------------------------------------------------

                                             2002                   2001                 2000
---------------------------------------------------------------------------------------------------
North American Forest Products          $  91,561               $  103,509            $   56,961
North American Performance Resins          42,035                   71,237                93,945
International                              22,693                   (4,905)                4,424
Corporate and other                       (67,429)                 (79,346)              (60,063)
Businesses disposed of                     (7,205)                (106,629)                 (837)
                                        -------------           ------------           ------------
TOTAL EBITDA                            $  81,655               $  (16,134)           $   94,430
                                        =============           ============           ============




TOTAL  ASSETS  AT  YEAR  END:
---------------------------------------------------------------------------------------------------
                                              2002                   2001                 2000
---------------------------------------------------------------------------------------------------
North American Forest Products          $  329,574               $  319,846            $  375,568
North American Performance Resins          205,385                  211,477               202,454
International                              205,612                  247,380               290,147
Corporate and other                        270,976                  329,280               399,995
Businesses sold or distributed                 233                   15,295               123,809
Discontinued Operations                       -                        -                  128,624
                                         -------------           ------------          ------------
                                        $1,011,780               $1,123,278            $1,520,597
---------------------------------------------------------------------------------------------------


CAPITAL  EXPENDITURES:
---------------------------------------------------------------------------------------------------
                                              2002                   2001                 2000
---------------------------------------------------------------------------------------------------
North American Forest Products            $ 17,322               $    9,791            $   44,376
North American Performance Resins           13,744                   11,577                10,306
International                                5,691                   15,660                31,859
Corporate and other                          2,016                    5,016                 9,880
Businesses sold or distributed                 -                        604                 2,840
Discontinued operations                        -                      4,760                 5,288
                                         -------------           ------------          ------------
                                          $ 38,773               $   47,408            $  104,549
---------------------------------------------------------------------------------------------------


The Company reports and manages its business through three operating segments which do cross geographic boundaries. The following tables reflect sales and long-lived assets by major geographic area:


SALES  TO  UNAFFILIATED  CUSTOMERS:  (1)

---------------------------------------------------------------------------------------------------
                                              2002                   2001                 2000
---------------------------------------------------------------------------------------------------
United States                             $ 812,667              $  908,427            $  907,168
Canada                                      170,677                 181,085               155,825
Other International                         264,541                 282,629               314,852
                                         -------------           ------------          ------------
Total                                     $1,247,885             $1,372,141            $1,377,845
---------------------------------------------------------------------------------------------------

(1) For purposes of geographic disclosures, sales are attributed to the country in which individual business locations reside.


LONG-LIVED  ASSETS:  (2)
---------------------------------------------------------------------------------------------------
                                              2002                   2001                 2000
---------------------------------------------------------------------------------------------------

United States                             $  276,514             $  283,423            $  364,502
Canada                                        51,042                 53,913                60,783
Other International                          112,182                120,221               130,880
                                         -------------           ------------          ------------
Total                                     $  439,738             $  457,557            $   556,165
---------------------------------------------------------------------------------------------------

(2) Long-lived assets include property, plant and equipment, net of accumulated depreciation.



22.     RELATED  PARTY  TRANSACTIONS

Corporate  Reorganization  Transactions
---------------------------------------

The Corporate Reorganization included certain financial transactions between the Company and its parent (see Note 5).

Financing  and  Investing  Arrangements
---------------------------------------

Borden Foods Holding Corporation ("Foods"), an affiliate of the Company, loans cash to the Company, under an Affiliate Borrowing Agreement. The loans are evidenced by a demand promissory note with interest at a variable rate per year equal to the daily operating Fed Funds Rate as reported by "Telerate" (or an agreed upon alternative reporting system) on each day the note remains outstanding. Interest is calculated on the daily unpaid principal balance and is paid on Friday of each week and on the last day of each month. These loans are recorded as loans payable to affiliates in the Consolidated Balance Sheets. Foods had $84,680 at an interest rate of 1.3125% and $78,550 at an interest rate of 2.125% loaned to the Company at December 31, 2002, 2001 and 2000, respectively. The Company recorded affiliated interest expense of $1,857, $14,538 and $20,963 related to amounts loaned by affiliates for the years ended December 31, 2002, 2001 and 2000, respectively. The significant reduction in affiliated interest expense is due to lower average borrowings by the Company in 2002.

As a guarantor of the Company's debt, Foods received an annual fee from the Company of $1,050 in 2001 and 2000. Under the terms of the guarantee agreement between Foods and the Company, Foods was automatically released from the obligation to guarantee the payment of the Company's outstanding publicly held debt upon Foods being released from the obligation to guarantee the payment of amounts due under the Company's $250,000 Credit Agreement that expired on July 13, 2002.

In the first quarter of 2002, the Company settled in full its note payable to BCPM (the "Note") in the form of cash payments of $31,581 and $2,600 of certain set-offs asserted by the Company against amounts due under the Note. BCPM acknowledged the validity and enforceability of certain set-offs asserted against amounts due under the Note by the Company; the Company waived the right to assert certain other set-offs against amounts due under the Note; and BCPM and the Company exchanged mutual releases with respect to the Note. A committee comprised solely of independent directors of BCPM, represented and advised by separate and independent counsel, reviewed and agreed to the above provisions (See Note 4).

In the Company's 2001 Annual Report on Form 10-K, the Company expressed that it intended to cancel a $404,817 note receivable (plus accrued interest) from its parent, BHI, which is accounted for as a reduction from equity. In the third quarter of 2002, the Company decided to defer canceling this note receivable. Historically, BHI funded the interest due the Company on the note through common dividends received from the Company. The Company continues to accrue interest on the note receivable, however, quarterly interest has not been paid, since October 15, 2001.

At December 31, 2001, the Company had a $110,000 preferred stock investment in Consumer Adhesives, an affiliate of the Company. The preferred stock was redeemed on March 1, 2002 for a $110,000 note receivable from Consumer Adhesives. On March 12, 2002, the note receivable was sold to BHI, the Company's parent, for cash proceeds of $110,000 plus accrued interest of $455.

In the third quarter 2000 the Company entered into a $40,000 credit facility with WKI maturing on December 31, 2000. This facility was extended through a series of amendments through April 16, 2001. Effective April 12, 2001 this facility was amended and restated extending the maturity date to March 31, 2004. The facility was further amended effective July 2, 2001 to increase the amount available to $50,000. In accordance with the terms of the restated and amended agreement, the facility was reduced to $25,000 on August 12, 2001 with the perfection of certain pledged collateral. The Company received a second priority lien on that same collateral. On September 25, 2001 the Company extended an additional $3,000 unsecured credit facility to WKI maturing on October 25, 2001. That facility was increased to $13,000 effective October 26, 2001 maturing on December 28, 2001. No borrowings occurred under the unsecured facilities and the facility was transferred to the Company's parent in conjunction with the Corporate Reorganization (See Note 5).

Administrative  Service,  Management  and  Consulting  Arrangements
-------------------------------------------------------------------

Prior to the Corporate Reorganization, KKR rendered management, consulting and board services to the Company for an annual fee of $10,000, payable quarterly in arrears. The 2001 fee through the date of the Corporate Reorganization was $9,167. At December 31, 2001, $1,667 is included in accounts payable to Capital for the two months of fourth quarter 2001 fees prior to the Corporate Reorganization. Effective with the Corporate Reorganization, the Company was no longer charged directly for any KKR fees. However, with the cessation of operations by Capital (discussed below), in 2003 KKR will provide certain management, consulting and board services directly to the Company for an annual fee of $3,000.

As a result of the Corporate Reorganization in 2001, Capital provided management, consulting and board services to the Company, and the Company provided certain administrative services to Capital. Capital charged the Company an annual fee of $9,000, payable quarterly in arrears, which represents the net amount of Capital's services less the Company's cost of providing administrative services to Capital. Charges incurred for one month of such services in 2001 subsequent to the Corporate Reorganization were $750. Included in accounts payable was $2,250 and $1,711 at December 31, 2002 and 2001 respectively for the annual fee due to Capital under this arrangement. During 2002 the Company's parent made a decision to cease the operations of Capital by the end of the first half of 2003. This decision resulted in the immediate recognition by Capital of incremental expenses and liabilities related primarily to severance and rent obligations. These incremental expenses are the legal obligation of Capital and will be funded by Capital and the Company is not responsible for settling these liabilities. The Company's allocated portion of Capital's incremental costs is $5,500 and has been recognized by the Company as additional management fee for financial reporting purposes with the offset recorded as a capital contribution to the Company, by BHI.

The Company incurs certain costs on Capital's behalf and is reimbursed by Capital for 100% of these costs. Included in accounts receivable at December 31, 2002 and 2001 is a $2,298 and $554 receivable for these expenses.

The Company provides administrative services to Foods under a revised agreement effective for 2002. The total fee under this agreement is based on the level of services provided, which was significantly reduced from those services provided in 2001. Additionally, the Company also provided services to Wise prior to its sale by BWHLLC in 2000. Fees received for these services are offset against the Company's general and administrative expenses, and totaled $120, $1,000 and $1,167 for the years ended December 31, 2002, 2001 and 2000, respectively.

In 2001 and 2000, the Company rendered management, consulting and financial services to World Kitchen Holding Company, Inc. ("WKI"), an affiliate of the Company, for an annual fee of $2,500 depending upon WKI reaching certain operating criteria. In addition, WKI also reimbursed the Company for certain expenses paid on its behalf. In November 2001, Capital purchased the management fee receivable of $1,667 from the Company plus receivables for expenses paid on WKI's behalf in the amount of $1,927. Total fees received under this arrangement were $0 and $2,500 for 2001 and 2000, respectively and are offset against the Company's general and administrative expenses.

Other  Transactions  and  Arrangements
--------------------------------------

Prior  to  Consumer  Adhesives  Sale  (See  Note  1),  the  Company and Consumer
Adhesives were parties to a tax sharing agreement. Under this agreement, Consumer Adhesives paid income taxes to the Company as if Consumer Adhesives filed stand-alone federal and state income tax returns. At December 31, 2002, Consumer Adhesives had no liability to the Company for unpaid federal and state income tax.

During 2001, the Company received payments of $ 11,802 from Foods for its calculated portion of the Company's net pension liability. In the fourth quarter of 2001, the Company received $12,302 from Foods to assume the liability for payment of claims made under essentially all of Foods' employee benefit plans. As of December 31, 2001, the Company owed $106 to Foods for reimbursement of payments made on its behalf. No amounts were owed to Foods at December 31, 2002.

As described in Note 8, the Company acquired certain assets from BCP in 2000. A wholly owned subsidiary of the Company serves as the general partner of BCP (See
Note 4). The purchase price of these assets is considered to be at fair value as determined by an independent appraisal. During 2002, 2001 and 2000, the Company purchased $2,012, $11,026 and $102,540 of raw materials from BCP. In addition, the Company paid $25,330 in 2000 to BCP to exit certain raw material purchase contracts.

In February 2000, the Company distributed 100% of its ownership in the infrastructure management services business to the Company's parent. The distribution was recorded at net book value of $16,277, including $8,557 owed by the Company to the infrastructure management services business in accordance with a tax sharing agreement. Subsequent to the distribution, substantially all of the assets of the infrastructure management services business were sold to a subsidiary of Interliant, Inc. in exchange for $2,500 in cash and 1,041,179 shares of Interliant, Inc. stock. In June 2000, the remaining net assets of the infrastructure management services business, with a net book value of $307, were contributed back to the Company from the Company's parent.

23.     GUARANTEES  AND  INDEMNIFICATIONS

Standard  Guarantees  /  Indemnifications
-----------------------------------------

In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for, among other things, breaches of representations and warranties. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases and sales of assets or businesses, (ii) leases of real property, (iii) licenses of intellectual property and (iv) long-term supply agreements. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, and (iii) licensees in license agreements and (iv) customers in long-term supply agreements.

In addition, these parties may also be indemnified against any third party claim resulting from the transaction that is contemplated in the underlying agreement. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees, the Company has reimbursement agreements from its parent entity, or maintains insurance coverage that mitigates any potential payments to be made.

In addition the Company has agreed to indemnify KKR for any claims resulting from its services to the Company. The indemnification does not expire and the Company is not able to determine a maximum exposure under the agreement. However, the Company does have an indemnification agreement from its parent for any amounts that it must pay under the KKR indemnity relating to WKI.

Subsidiary  Guarantees
----------------------

The Company guarantees the bank debt of one of its Brazilian subsidiaries at Banco Itau S.A. up to a maximum U.S. equivalent of US $6,700.

Warranties
----------

The Company does not make express warranties on its products, other than that they comply with the Company's specifications, and therefore does not record a warranty liability. Adjustments for product quality claims in general are handled through routine procedures and charged against sales revenues upon occurrence.

24.     COMMITMENTS  AND  CONTINGENCIES

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

 In 1987, under an Environmental Indemnity Agreement (EIA) between the Company and BCP, the Company agreed, subject to certain conditions and limitations, to indemnify BCP from certain environmental liabilities incurred at BCP facilities, which were previously owned by the Company, on or before November 30, 1987 and share on an equitable basis those arising from facts or circumstances existing and requirements in effect both prior to and after such date. On October 22, 2002 the United States Bankruptcy Court for the District of Delaware approved a Settlement Agreement among the Company, BCPOLP, BCPM, the United States Environmental Protection Agency and the Louisiana Department of Environmental Quality, where the company agreed to perform certain of BCPOLP's obligations with respect to environmental conditions at BCPOLP's Geismar, Louisiana site.

The Company has accrued approximately $44,000 and $43,400 at December 31, 2002 and 2001, respectively, for all probable environmental remediation, indemnification and restoration liabilities at approximately 55 locations, 35 of which are active proceedings brought under CERCLA or similar state environmental laws. Of these amounts, $5,400 and $2,400 at December 31, 2002 and December 31, 2001, respectively, relate to environmental remediation and restoration liabilities that are included in the Company's business realignment reserve (See
Note 8). This is management's best estimate of these liabilities. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such liabilities may exceed current reserves by amounts that may prove insignificant, or by amounts, in the aggregate, of up to approximately $39,000.

Because the Company's operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials, the Company is subject to extensive environmental regulation at the Federal and State level and is exposed to the risk of claims for environmental remediation or restoration as well as claims of injury from direct exposure to such materials or products produced by the Company and from indirect exposure when such materials or its products are incorporated into other companies' products. In addition, the Company's former ink, wallcoverings, film, phosphate mining and processing, thermoplastics, food, dairy and other manufacturing operations, were also subject to environmental regulations and posed similar risks for claims. There can be no assurance that, as a result of former, current or future operations, there will not be additional environmental remediation or restoration liabilities or claims of personal injury by employees or members of the public due to exposure or alleged exposure to such materials or to the Company's products.

LEGAL MATTERS - The Company has recorded $3,045 and $2,794 in liabilities at December 31, 2002 and 2001 respectively, for legal costs in amounts that management believes are probable and reasonably estimable. Actual costs are not expected to exceed these amounts. In addition, there has been increased publicity about asbestos liabilities faced by manufacturing companies. As a result of the bankruptcies of many asbestos producers, plaintiff attorneys are increasing their focus on peripheral defendants, including the Company. The Company believes it has adequate reserves and insurance and does not believe it has a material asbestos exposure.

In 1998, pursuant to a merger and recapitalization transaction sponsored by The Blackstone Group ("Blackstone") and financed by Chase Manhattan Bank ("Chase"), Borden Decorative Products Holdings, Inc. ("BDPH"), a wholly owned subsidiary of the Company, was merged with an acquisition vehicle created by Blackstone, which subsequently merged with Imperial Wallcoverings to create Imperial Home Decor Group ("IHDG"). Blackstone provided $84,500 in equity and Chase provided $295,000 in senior financing. Borden received approximately $314,400 in cash and 11% of IHDG common stock for its interest in BDPH. On January 5, 2000, IHDG filed for reorganization under Chapter 11 of the U. S. Bankruptcy Code. IHDG emerged from bankruptcy in April 2001. The IHDG Litigation Trust (the "Trust") was created pursuant to the plan of reorganization in the IHDG bankruptcy to pursue preference and other avoidance claims on behalf of the unsecured creditors of IHDG. In November 2001, the Trust filed a lawsuit against the Company and certain of its affiliates seeking to have the IHDG recapitalization transaction voided as a fraudulent conveyance and asking for a judgment to be entered against the Company for $314,400, plus interest, costs and attorney fees. Discovery is pending in the case with a cut-off currently scheduled for December 2003. The Company believes it has strong defenses to the Trust's allegations and intends to defend the case vigorously. The Company believes, based upon the information it currently possesses, and taking into account its established reserves for estimated liability and its insurance coverage, that the ultimate outcome of the foregoing proceedings and actions is unlikely to have a material adverse effect on the Company's financial statements.

OTHER - The Company's subsidiary, BCP Management, Inc. ("BCPM"), filed for protection under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware on March 22, 2002. BCPM has served as the general partner of Borden Chemicals and Plastics Operating Limited Partnership ("the Partnership") which was created in November 1987 and operated as a commodity chemicals producer. On April 3, 2001 the Partnership filed for protection under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware. On February 5, 2003, the US Bankruptcy Court approved a Joint Plan of Liquidation for the Partnership and BCPM (the "Joint Plan") which provides for the transfer of the remaining assets of both entities, including preference, avoidance and other claims against third parties (including the Company) to separate liquidating agents for liquidation and distribution to their creditors. The Company's ownership interest in BCPM will be extinguished and no distributions from BCPM to the Company are anticipated. The Company recorded charges totaling $30,000 for calendar years 2000 and 2001 to reduce the value of the Company's investment in BCPM to zero. No claims have been filed against the Company in connection with these bankruptcy proceedings; however, no assurance can be given that such claims will not be made in the future.

In 1992, the State of Sao Paolo Tax Bureau issued an assessment against the Company's primary Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes, characterized by the Tax Bureau as intercompany sales. Since that time the subsidiary and the Tax Bureau have held discussions and the subsidiary has filed an administrative appeal seeking cancellation of the assessment. In December 2001, the Administrative Court upheld the assessment in the amount of $R40,600, including tax, penalties, monetary correction and interest, or approximately $11,000. In September 2002, the subsidiary filed a second appeal with the highest level administrative court, again seeking cancellation of the assessment. The Company believes it has a strong defense against the assessment and will pursue the appeal vigorously; however, no assurance can be given that the assessment will not be upheld.











































































QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

The  following  represents  Quarterly  Financial  Data  for  the  Company:

2002 QUARTERS                                         FIRST (1)              SECOND                THIRD                 FOURTH
----------------------------------------------------------------------------------------------------------------------------------
Net sales                                         $   296,091          $    309,567            $  327,187            $  315,040
----------------------------------------------------------------------------------------------------------------------------------
Gross profit (2)                                       59,050                57,631                53,865                46,755
----------------------------------------------------------------------------------------------------------------------------------
Business realignment, and other impairments             4,659                 5,401                 2,082                 7,557
Loss on divestiture of businesses                        -                      -                     -                      -
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations               (1,887)                2,698                 3,234               (10,803)
----------------------------------------------------------------------------------------------------------------------------------
Discontinued operations:
     Income from operations, net of tax                  -                      -                     -                      -
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                     (31,712)                2,698                 3,234               (10,803)
----------------------------------------------------------------------------------------------------------------------------------
Preferred stock dividends                                -                      -                     -                      -
----------------------------------------------------------------------------------------------------------------------------------
Net (loss) income applicable to common stock          (31,712)                2,698                 3,234               (10,803)
----------------------------------------------------------------------------------------------------------------------------------
Basic and diluted, per share of common stock:
Income (loss) from continuing operations                (0.01)                 0.01                  0.02                 (0.05)
Discontinued operations:
      Income from operations, net of tax                 -                      -                     -                      -
Net (loss) income applicable to common stock      $     (0.16)         $       0.01            $     0.02            $    (0.05)
Dividends per common share                               -                      -                     -                      -
Dividends per preferred share                            -                      -                     -                      -
Average number of common shares outstanding           199,158               199,361               199,416               200,964
----------------------------------------------------------------------------------------------------------------------------------




2001 QUARTERS                                         FIRST                  SECOND                THIRD                 FOURTH(3)
----------------------------------------------------------------------------------------------------------------------------------
Net sales                                         $   361,097          $    377,836            $  336,8327            $  296,376
----------------------------------------------------------------------------------------------------------------------------------
Gross profit (2)                                       57,961                63,407                64,234                61,968
----------------------------------------------------------------------------------------------------------------------------------
Business realignment, and other impairments            (4,056)               13,956                10,696               105,812
Loss on divestiture of businesses                        -                      -                   2,177                   126
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                  375               (27,468)                2,950              (112,461)
----------------------------------------------------------------------------------------------------------------------------------
Discontinued operations:
     Income from operations, net of tax                   470                 5,739                 4,370                 1,225
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         845               (21,729)                7,320              (111,236)
----------------------------------------------------------------------------------------------------------------------------------
Preferred stock dividends                              18,431                18,431                18,431                 6,553
----------------------------------------------------------------------------------------------------------------------------------
Net (loss) income applicable to common stock          (17,586)              (40,160)              (11,111)             (117,789)
----------------------------------------------------------------------------------------------------------------------------------
Basic and diluted, per share of common stock:
Income (loss) from continuing operations                 -                    (0.14)                 0.01                 (0.56)
Discontinued operations:
      Income from operations, net of tax                 -                     0.03                  0.02                   0.01
Net (loss) income applicable to common stock            (0.09)                (0.20)                (0.06)                 (0.59)
Dividends per common share                               0.06                   -                    0.12                   -
Dividends per preferred share                     $      0.75          $       0.75            $     0.75             $     0.27
Average number of common shares outstanding           198,975               198,975               198,975               199,070
----------------------------------------------------------------------------------------------------------------------------------

(1)     As  described  in Note 6, the Company recorded a goodwill impairment charge of $29,825 in the first quarter to  reduce  by  100%  the  carrying  amount as of January 1, 2002 of its European reporting unit.  There was no tax benefit  recognized  in  conjunction  with  the  impairment  charge.
(2)     Gross  profit  is  defined  as  gross  margin  less  distribution  expense.
(3)     As  described  in  Note  8,  the  Company's fourth quarter 2001 results include a $98,163 impairment charge related to the shut-down of the melamine crystal plant and a $19,028 charge related to a previously owned business.








                          INDEPENDENT AUDITORS' REPORT




To  the  Board  of  Directors
and  Shareholders  of  Borden  Chemical,  Inc.


We have audited the accompanying consolidated balance sheets of Borden Chemical, Inc. (a subsidiary of Borden Holdings, Inc.) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Borden Chemical, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 to conform to Statement of Financial Accounting Standard No. 142.




DELOITTE  &  TOUCHE  LLP

Columbus,  Ohio
March  12,  2003









































ITEM  9.        CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS
--------        --------------------------------------------------
                ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE
                ------------------------------------------

                None


                                    PART III

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
---------     --------------------------------------------------------

Set forth below are the names and ages of the Directors and Executive Officers of the Company as of March 1, 2003, and the positions and offices with the Company currently held by each of them. Their terms of office extend to the next Annual Meeting of the Board of Directors or until their successors are elected.

                                                                      Served  in
                                                     Age  on          Present
                                                     Dec.  31,        Position
    Name                  Position  &  Office          2002            Since
 ----------     -----------------------------         -----             -----

C.  R.  Kidder         Chairman of the Board            58              1995
B.  F.  Carroll        Director                         31              2001
K.  M.  Kelley         Director                         44              2001
H.  R.  Kravis         Director                         58              1995
P.  J.  Norris         Director                         55              2001
G.  R.  Roberts        Director                         59              1995
J.  K.  Saer           Director                         46              2001
S.  M.  Stuart         Director                         43              1995
C.  O.  Morrison       Director,                        47              2002
                       President  and  Chief  Executive  Officer
W.  H.  Carter         Director,                        49              1995
                       Executive  Vice  President  and Chief  Financial  Officer
W.  F.  Stoll,  Jr.    Director,                        54              1996
                       Executive  Vice  President  and General Counsel
J.  M.  Kaestle        Executive  Vice  President-      47              2001
                       Global  Resins
J.  P.  Bevilaqua      Executive  Vice President-       47              2002
                       Performance  Resins
E.  G.  Huller         Vice  President  -               55              2001
                       Global  Supply  Chain  Management
R.  H.  Glaser         Vice  President  -               42              2002
                       Strategy  and  Development
A.  J.  Miles          Vice  President-                 51              2001
                       Environmental  Health  &  Safety
J.  A.  Sonnett        Vice  President  -               46              2001
                       Human  Resources


C. Robert Kidder was elected a Director, Chairman of the Board and Chief Executive Officer of the Company on January 10, 1995. In November, 2001 he became an employee and President of Borden Capital, Inc., a subsidiary of the Company's parent, and continued to serve as the Company's Chief Executive Officer through March 2002. He is also a director of WKI Holding Company, Inc., Electronic Data Systems Corporation and Morgan Stanley. He is a member of the
Executive,  Nominating  and  Compensation  Committees  of  the  Board.

Brian F. Carroll was elected a Director of the Company November 20, 2001. He has been an executive with Kohlberg, Kravis, Roberts & Co., since July 1999. From September 1997 to June 1999 he attended the Stanford University Graduate School of Business. Before attending graduate school, from March 1995 to July 1997, he worked for Kohlberg Kravis Roberts & Co. He is also a director of AEP Industries, Inc. He is Chairman of the Compensation Committee and a member of the Audit Committee of the Board.

Kevin M. Kelley served as Executive Vice President, Corporate Strategy and Development of the Company from April 5, 1999 to November 24, 2001. Since November 24, 2001 he has been employed as Executive Vice President and Treasurer of Borden Capital, Inc., a subsidiary of the Company's parent. He was elected a director of the Company November 20, 2001. From April 1996 to March 1999, he was Managing Director of Ripplewood Holdings LLC. He is also a director of AEP Industries, Inc. He is a member of the Executive Committee of the Board.

Henry R. Kravis acted as Chairman of the Board of the Company from December 21, 1994, to January 10, 1995. He has been a member of KKR & Co., LLC since 1996, was a General Partner of Kohlberg, Kravis, Roberts & Co. from its establishment through 1995 and has been a General Partner of KKR Associates, L.P. since its establishment. He is also a Director of Accuride Corporation, Alliance Imaging, Inc., Amphenol Corporation, The Boyds Collection, Ltd., Evenflo Company Inc., KinderCare Learning Centers, Inc., KSL Recreation Corporation, PRIMEDIA Inc., Sotheby's Holdings, Inc., and Willis Group Holdings Limited. He is a member of the Executive Committee of the Board. Messrs. Kravis and Roberts are first cousins.

Paul J. Norris was elected a director of the Company November 20, 2001. He was elected President and Chief Executive Officer of W.R. Grace & Co. in November 1998 and became Chairman in January 1999. Prior to joining W.R. Grace & Co., he was Senior Vice President of Allied Signal Incorporated and served as President of its specialty chemicals business from January 1997 to November 1998. In addition to serving as a director of the Company, he performs advisory services for Kohlberg, Kravis, Roberts & Co. A significant portion of these advisory services relate to the investment by affiliates of Kohlberg, Kravis, Roberts & Co. in the Company. Mr. Norris is a member of the Audit and Executive Committees of the Board.

George R. Roberts has been a member of KKR & Co., LLC since 1996, was a General Partner of Kohlberg, Kravis, Roberts & Co. from its establishment through 1995, and has been a General Partner of KKR Associates, L.P. since its establishment. He is also a Director of The Boyds Collection, Ltd., DPL, Inc., KinderCare Learning Centers, Inc., KSL Recreation Corporation, Owens-Illinois, Inc., PRIMEDIA Inc., Safeway, Inc., and Willis Group Holdings Limited. Messrs. Kravis and Roberts are first cousins.

John K. Saer was elected a director of the Company November 20, 2001. He has been a director with Kohlberg, Kravis, Roberts & Co. since January 2001. Prior to that, from 1993 to December 2000 he was with KSL Recreation Corporation, serving as Chief Financial Officer beginning in December 1996. He is a member of the Executive, and Compensation Committees and is Chairman of the Audit and Nominating Committees of the Board. He is also a Director of KSL Recreation Corporation.

Scott M. Stuart has been a member of KKR & Co., LLC since 1996. He began his employment with Kohlberg, Kravis, Roberts & Co. as an Executive in 1986. He is also a Director of The Boyds Collection, Ltd., and DPL, Inc.(The Dayton Power & Light Co.). He is a member of the Executive Committee of the Board.

Craig O. Morrison was elected President and Chief Executive Officer of the Company effective March 25, 2002. Prior to joining the Company he served as President and General Manager of Alcan Packaging's Pharmaceutical and Cosmetic Packaging business from 1999 to 2002. From 1993 to 1998 he was President and General Manager for Van Leer Containers, Inc. He is a member of the Executive and Nominating Committees of the Board.

William H. Carter was elected Executive Vice President and Chief Financial Officer effective April 3, 1995 and a director November 20, 2001.

William F. Stoll, Jr. was elected Senior Vice President and General Counsel effective July 1, 1996 and promoted to Executive Vice President in December 2000. He was elected a director of the Company November 20, 2001. He is also a director of AEP Industries, Inc.

John M. Kaestle was elected an Executive Vice President of the Company November 24, 2001. He joined the Company's subsidiary, Borden Chemical, Inc., in March 2001 as Executive Vice President - Forest Products Group. Prior to joining the Company, he served as Vice President Containerboard Sales and Logistics, and Chief Financial Officer, Containerboard Packaging and Recycling Division of Weyerhauser Company, from 1981 to 2001.

Joseph P. Bevilaqua was elected a Vice President of the Company April 1, 2002 responsible for Corporate Strategy and Development. In September 2002 he became Vice President responsible for the Performance Resins Group. Prior to joining the Company, he served as Vice President & General Manager of Alcan Packaging's plastics packaging business from February 2000 to March 2002. From August 1998 to December 1999 he served as Vice President & General Manager of North American Plastics for Russell-Stanley Corporation. Prior to that he held various positions with Woodbridge Foam Corporation, from 1992-1997.

Edward G. Huller was elected a Vice President of the Company November 24, 2001. He served as Vice President -Global Supply Chain Management for the Company's subsidiary, Borden Chemical, Inc., beginning in May 1999. Prior to that, from 1991-1999, he held various positions at Dow Chemical, including Global Supply Chain Director for the Chlor-Alkali business.

Raymond H. Glaser was elected Vice President of Corporate Strategy & Development in August 2002. Prior to joining the Company he served as Director of Business Development for W.R. Grace & Co. from October 1999 to August 2002. Prior to that, he worked in several capacities from May 1996 to October 1999 for Allied Signal's Performance Polymers division, including as Director of New Ventures.

Andrew J. Miles was elected a Vice President of the Company November 24, 2001 responsible for Health, Safety and Environmental compliance. He served as Vice President- Health, Safety and Environmental (HS&E) for the Company's subsidiary Borden Chemical, Inc., beginning in November 2000. Prior to that he served as Director of HS&E for Great Lakes Chemical, from May 1998 to November 2000, and Vice President of HS&E for Dexter Packaging Products from October 1992 to March 1998.

Judy A. Sonnett was elected a Vice President of the Company November 24, 2001 responsible for Human Resources. She was Vice President of Human Resources for the Company's subsidiary, Borden Chemical, Inc., beginning in November 1998. From 1995 to November 1998, she worked in Human Resources for W.L. Gore and Associates.


















































































ITEM  11.     EXECUTIVE  COMPENSATION
---------     -----------------------


During 2002, Mr. Kidder served as the Registrant's acting Chief Executive Officer until March 25 when Mr. Morrison joined the Company. Mr. Kidder's and Mr. Carter's compensation for the year was paid by Borden Capital, Inc., a subsidiary of the Registrant's parent. The Registrant paid a total of $9 million to Borden Capital, Inc. in 2002 for management services. The amounts shown in the following table as compensation to Mr. Kidder and Mr. Carter represent the portion of the Borden Capital fee related to services provided by Mr. Kidder as interim CEO and Chairman, and by Mr. Carter as Chief Financial Officer. In addition to Mr. Kidder, the following table provides certain summary information concerning compensation of the Company's current Chief Executive Officer and the next four most highly compensated Executive Officers as of December 31, 2002 (the "Named Executive Officers") for the periods indicated.

==================================================================================================================================
                                                          SUMMARY COMPENSATION TABLE
==================================================================================================================================
                                                  ANNUAL COMPENSATION                        LONG-TERM OMPENSATION
                                     =======================================          =================================
                                                                                                   AWARDS        PAYOUTS
                                                                                            ==================   =======
                                                                         OTHER ANNUAL    RESTRICTED  SECURITIES         ALL OTHER
                                                                         COMPENSATION    STOCK       UNDERLYING   LTIP  COMPENSA
NAME AND PRINCIPAL POSITION                  YEAR      SALARY    BONUS                   AWARDS      OPTIONS/SARS PAYOUTS  TION
                                                        ($)       ($)        ($)           ($)         (#)         ($)     ($)(2)
==================================================================================================================================
C.R. Kidder                                 2002   (4) 486,495   1,297,944  (1) 80,191       None        0       None   4,419,351
Chairman and former Chief Executive         2001 (6) 1,092,000     644,280      98,815       None        0       None      62,970
Officer                                     2000     1,194,063           0      87,757       None        (3)     None      99,503
----------------------------------------------------------------------------------------------------------------------------------
C.O. Morrison(5)                            2002       375,000     300,000           0 (7) 2,380,952  1,386,667  None      54,076
President and Chief Executive Officer
----------------------------------------------------------------------------------------------------------------------------------
W.H. Carter                                 2002   (4) 506,154 (8) 670,363           0       None       None     None     825,449
Executive Vice President and                2001       486,250     215,890           0       None       None     None      34,907
Chief Financial Officer                     2000       462,538     200,000           0       None       None     None      31,878
----------------------------------------------------------------------------------------------------------------------------------
W.F. Stoll, Jr                              2002       417,599 (8) 414,913           0       None       None     None     449,205
Executive Vice President and General        2001       409,000     180,068           0       None       None     None      19,571
Counsel                                     2000       387,425      90,000           0       None       None     None      22,260
----------------------------------------------------------------------------------------------------------------------------------
J.M. Kaestle                                2002       260,096     108,150           0       None       None     None       5,048
Executive Vice President, Forest Products   2001       188,461     158,157           0       None       None     None       3,365
Group
----------------------------------------------------------------------------------------------------------------------------------
E.G. Huller                                 2002       268,707      80,580           0       None       None     None      15,129
Vice President, Supply Chain Management     2001       261,626      93,502           0       None       None     None      14,339
==================================================================================================================================

(1)     Includes $60,000 pursuant to the Executive Perquisite Benefit Plan and $20,191 not paid to  Mr.  Kidder  but  allocable  to  his  personal  use  of  company  aircraft.
(2)     Except  as  stated  herein,  amounts  shown  in this column for 2002 consist of matching company  contributions  to  the  Retirement  Savings Plan and the executive supplemental benefit plans.  The  amount  shown for Mr. Kidder also includes a stay bonus of $1,718,880 and severance of  $2,605,537  both of which were accrued but not paid in 2002.  The amount for Mr. Carter also includes  a  stay  bonus of $785,137 which was accrued but not paid in 2002.  The amount for Mr.
Stoll  also includes a stay bonus of $419,480 which was accrued but not paid in 2002. The amount shown  for  Mr. Kaestle is solely related to unused vacation.  The amount shown for Mr. Morrison includes  $38,521  for  reimbursed  moving  expenses.
(3)     Unit  appreciation rights in BW Holdings, LLC held by Mr. Kidder are not exercisable for units  or  stock.
(4)     Represents amount of payment from the Registrant to Borden Capital for services provided
by  Mr.  Kidder as interim CEO and Chairman.  Mr. Kidder received aggregate salary from   Borden
Capital of $1,247,424 in 2002.  100% of Mr. Carter's salary was paid by Borden Capital funded by fees  paid  by  the  Company.
(5)     Mr. Morrison was elected President and Chief Executive Officer effective March 25, 2002.
(6)     Represents  salary  through  November 15, at which time Mr. Kidder became an employee of
Borden  Capital,  Inc.  His  aggregate  salary  for  2001  was  $1,248,000.
(7)     Mr.  Morrison's  restricted  stock  consists of 1,058,201 shares.  There is no published market  value of the Registrant's shares at Dec. 31. Dividends are not payable on the restricted shares.  See  description  in  "Employment,  Termination and Change in Control Arrangements" for
other  terms  of  Mr.  Morrison's restricted stock, which vests after three years of employment, unless  he  is  terminated  without  cause,  in  which  event  vesting  is  accelerated.
(8)     A  portion  of the bonus payments made to Messrs. Carter ($417,263) and Stoll ($225,000)
were  paid  by  Borden  Capital,  Inc.,  funded  by  fees  paid  by the Company, as described in
"Employment,  Termination and Change in Control Arrangements".  $30,500 of the bonus paid to Mr.
Stoll  was  paid  by  Borden  Capital,  Inc.  for  services  provided  to  affiliates.

                                               OPTION GRANTS IN LAST FISCAL YEAR
                                               ---------------------------------

The following table provides information on option grants during 2002 to the Named Executive Officers.
==================================================================================================================================
                                                       INDIVIDUAL GRANTS
==================================================================================================================================
                     # OF SECURITIES      % OF TOTAL OPTIONS/SAR'S
                       UNDERLYING           GRANTED TO EMPLOYEES                                                    GRANT DATE (1)
                      OPTIONS/SAR'S            FISCAL YEAR            EXERCISE OR BASE PRICE     EXPIRATION       PRESENT VALUE $
NAME                     GRANTED                                            ($/SHARE)               DATE
                           (#)
==================================================================================================================================
C. R. KIDDER                0                        N/A                      N/A                   N/A                N/A
----------------------------------------------------------------------------------------------------------------------------------
C.O. MORRISON       1,386,667                        93%                     $2.25                3/31/12             $679,467
----------------------------------------------------------------------------------------------------------------------------------
W. H. CARTER                0                        N/A                      N/A                   N/A                N/A
----------------------------------------------------------------------------------------------------------------------------------
W. F. STOLL                 0                        N/A                      N/A                   N/A                N/A
----------------------------------------------------------------------------------------------------------------------------------
J.M KAESTLE                 0                        N/A                      N/A                   N/A                N/A
----------------------------------------------------------------------------------------------------------------------------------
E.G.HULLER                  0                        N/A                      N/A                   N/A                N/A
==================================================================================================================================

(1)  The  fair  value  of  each option grant is estimated on the date of grant using the Black-Scholes option  pricing  model  with  risk  free  interest  rates  of  5.00%, dividend rates of 0.0%, expected volatility  of  0.01%  and  expected  life  of  five  years.

==================================================================================================================================

                              OPTION EXERCISE IN LAST FISCAL YEAR AND FY-END OPTION VALUES
                              ------------------------------------------------------------

The following table provides information on option exercises during 2002 by the Named Executive Officers and the value of their unexercised options at December 31, 2002.
==================================================================================================================================
                                      # OF SECURITIES UNDERLYING                                  VALUE OF UNEXERCISED IN-THE-
                                      UNEXERCISED OPTIONS/SARS AT                                 MONEY OPTIONS/SARS AT FISCAL
                                            FISCAL YEAR END                                                YEAR END ($)
==================================================================================================================================
NAME                           EXERCISABLE                  UNEXERCISABLE                      EXERCISABLE         UNEXERCISABLE
==================================================================================================================================
C.R. KIDDER                         0                      12,225,730(1)                           0                        0
----------------------------------------------------------------------------------------------------------------------------------
C.O. MORRISON                       0                       1,386,667                              0                $27,733.34
----------------------------------------------------------------------------------------------------------------------------------
W.H. CARTER                         0                               0                              0                         0
----------------------------------------------------------------------------------------------------------------------------------
W.F. STOLL                          0                               0                              0                         0
----------------------------------------------------------------------------------------------------------------------------------
J.M. KAESTLE                        0                               0                              0                         0
----------------------------------------------------------------------------------------------------------------------------------
E.G.HULLER                          0                               0                              0                         0
==================================================================================================================================

 (1)  Represents  unit  appreciation  rights  in  BW  Holdings,  LLC,  which  are  not  exercisable  for  units  or  stock.




























RETIREMENT  BENEFITS,  COMPENSATION  OF  DIRECTORS,  EMPLOYMENT, TERMINATION AND
--------------------------------------------------------------------------------
CHANGE  IN  CONTROL  ARRANGEMENTS, COMPENSATION COMMITTEE INTERLOCKS AND INSIDER
--------------------------------------------------------------------------------
PARTICIPATION
-------------

The Long-Term Incentive Plans-Awards In Last Fiscal Year table is not included since the Registrant has no long-term incentive plan.

Retirement  Benefits
--------------------
The Borden Employees Retirement Income Plan ("ERIP") for salaried employees was amended as of January 1, 1987, to provide benefit credits of 3% of earnings which are less than the Social Security wage base for the year plus 6% of earnings in excess of the wage base. Earnings include annual incentive awards paid currently but exclude any long-term incentive awards. Benefits for service through December 31, 1986, are based on the plan formula then in effect and have been converted to opening balances under the plan. Both opening balances and benefit credits receive interest credits at one-year Treasury bill rates until the participant commences receiving benefit payments. For the year 2002, the interest rate as determined in accordance with the plan language was 2.18%.
Benefits vest after completion of five years of employment for employees hired on or after July 1, 1990.

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

The total projected annual benefits payable under the formulas of the ERIP at age 65 without regard to the Section 415 or 401(a)(17) limits and recognizing supplemental pensions as described above, are as follows for the Named Executive Officers of the Company in 2002: C. R. Kidder - $175,893, C.O. Morrison -
$78,112,  W.  H.  Carter  -  $125,223,  W.F.  Stoll - $60,820 (not including the special employment contract benefit described below), J.M. Kaestle - $42,368, and Huller- $24,347.

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

Compensation  of  Directors
---------------------------
In 2002, Messrs. Kravis, Roberts, Stuart, Saer and Carroll received Board fees ranging in the aggregate from $10,000 to $30,000. No additional compensation was paid for committee participation or special assignments. Fees for Messrs. Kelley's and Kidder's services as Directors were paid as part of a management fee paid by the Company to Borden Capital, Inc. as described under "Certain
Relationships and Related Transactions". Directors who were also employees of the Company received no remuneration for serving as directors.

Directors who served prior to March 15, 1995 and who were not employees of the Company are provided, upon attaining age 70, annual benefits through a funded grantor trust equal to their final annual retainer if they served in at least three plan years. Such benefits can continue for up to 15 years.

Employment,  Termination  and  Change  in  Control  Arrangements
----------------------------------------------------------------
The Company has an arrangement with Mr. Morrison that provides for his services as President and Chief Executive Officer beginning March 2002. Under the terms of the agreement Mr. Morrison was provided with relocation assistance, a bonus opportunity, an equity investment opportunity, and a 2001 incentive payment guarantee. Pursuant to this arrangement Mr. Morrison purchased 222,222 shares of the Company's common stock at $2.25 per share and received 210,667 options granted at $2.25 per share. Mr. Morrison also received 1,176,000 performance options at $2.25 per share which vest at the earlier of five years, or in 33% increments when the Company meets EBITDA targets of $170 million, $190 million and $210 million. In addition Mr. Morrison was granted 1,058,201 shares of restricted stock which vest after three years of employment, at which time one-half of the shares may be sold to the Company. The remaining shares may be sold to the Company after four years of employment. The value of the shares is to be determined based upon a formula, and is capped, under certain circumstances, at $2 million. In the event Mr. Morrison's employment is terminated without cause, the vesting of the restricted shares is accelerated. Dividends are not payable on the restricted shares. In the event that the return on Mr. Morrison's equity investment in the Company is negative, due solely to certain specified circumstances, the arrangement requires the Company to purchase his investment at a price equal to his initial investment. The arrangement also entitles Mr. Morrison to receive a perquisite payment in the amount of $40,000 annually, usual and customary health and pension benefits, and provides for eighteen months severance based on monthly base salary in the event of termination of employment for reasons other than for cause.

In March 2003, an agreement was reached with Mr. Kidder relating to his termination of employment with Borden Capital, Inc. Mr. Kidder will continue as Chairman of the Board of the Company. The agreement provides for two years severance pay totaling $2,565,888 and a stay bonus of $1,718,880, both of which will be paid in a lump sum on April 11, 2003. Under the terms of the agreement Mr. Kidder is provided with a country club golf membership, office space, outplacement services, pay for unused vacation, and continued COBRA healthcare coverage through March 2005 at rates charged to active employees. The agreement also provides that Mr. Kidder's investment in BW Holdings, LLC will be valued upon the wind-up of that entity.

The Company has an arrangement with Mr. Stoll relating to his employment as Executive Vice President and General Counsel. Under the terms of the agreement Mr. Stoll is entitled to a stay bonus equal to $644,000 payable from 2002-2005 or upon termination for reasons other than for cause. The agreement also provides for annual incentive plan participation, an annual perquisites payment of $30,000, five weeks vacation, and twenty-four months of base salary severance. In addition Mr. Stoll has a special pension arrangement pursuant to which the Company will calculate the pension benefit Mr. Stoll would have received from his former employer, using predetermined assumptions, and deduct from this amount the retirement benefits accrued under the Company's retirement programs. Any shortfall in benefits will be paid by the Company as a non-qualified benefit. Special provisions also apply in the event of death or disability.

The Company has an agreement with Mr. Carter relating to his employment as Executive Vice President and Chief Financial Officer. Under the terms of the agreement Mr. Carter is entitled to a stay bonus equal to $1,200,000 payable from 2002-2005 or upon termination for reasons other than for cause. The agreement also provides for annual incentive plan and management equity plan participation, an annual perquisites payment of $30,000, and twenty-four months of base salary severance.

The Company entered into an agreement effective Nov. 24, 2001 with Borden Capital, Inc., a subsidiary of the Company's parent, which is described in Item
13. Certain Relationships and Related Transactions. Certain fees paid by the Company under this agreement fund compensation arrangements described above with Messrs. Kidder, Carter and Stoll which entitle them to stay-bonus payments which total $1,718,880, $1,200,000 and $ 644,000 respectively over a four year time period from 2002-2005 or upon termination of employment without cause. In addition, in 2002, the Company's fee funded payments from Borden Capital, Inc. for the salaries of Messrs. Kidder and Carter and incentive payments to Messrs. Kidder and Stoll.

Compensation  Committee  Interlocks  and  Insider  Participation
----------------------------------------------------------------
Messrs. Carroll and Saer are members of the Company's Compensation Committee and both are employees of Kohlberg Kravis Roberts & Co. See "Certain Relationships and Related Transactions." Mr. Kidder, the former Chief Executive Officer of the Company, is also a member of the Compensation Committee.




























ITEM  12.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
---------    ---------------------------------------------------------
MANAGEMENT
----------

The following table sets forth certain information regarding the beneficial ownership of the Registrant's Common Stock and other equity securities issued by affiliated entities, as of March 1, 2003, by (a) persons known to the Registrant to be the beneficial owners of more than five percent of the outstanding voting stock of the Registrant, (b) each director of the Registrant, (c) each of the Named Executive Officers of the Registrant during the 2002 fiscal year of the Registrant and (d) all directors and executive officers of the Registrant as a group. Except as otherwise noted, the persons named in the table below have sole voting and investment power with respect to all securities shown as beneficially owned by them.

            Name  of                                  Beneficial  Ownership
         Beneficial  Owner                            of  Equity  Securities
       -------------------                       ------------------------------
                                                     Shares/Units     Percent
                                                      ------------     -------

KKR  Associates  (1)                                  198,974,994       99.0
  9  West  57th  Street
  New  York,  New  York  10019
C.  Robert  Kidder                                        369,569  (2)    *
Henry  R.  Kravis  (1)                                      -0-           *
George  R.  Roberts  (1)                                    -0-           *
Scott  M.  Stuart  (1)                                      -0-           *
Brian  F.  Carroll                                          -0-           *
John  K.  Saer                                              -0-           *
Paul  J.  Norris                                            -0-           *
Kevin  M.  Kelley                                           -0-           *
Craig  O.  Morrison                                     1,322,556  (3)    *
William  H.  Carter                                         -0-           *
William  F.  Stoll,  Jr.                                    -0-           *
John  M.  Kaestle                                           -0-           *
Edward  G.  Huller                                          -0-           *
All  Directors  and  Executive  Officers                       (4)        *
   as  a  group

 * Beneficial ownership does not exceed 1.0% of the respective class of securities.
(1) The Registrant's Common Stock shown as beneficially owned by KKR Associates is directly held by Borden Holdings, Inc., a Delaware corporation which is wholly owned by BW Holdings, LLC, a Delaware limited liability company, the managing member of which is a limited partnership, of which KKR Associates is the sole general partner and as to which it possesses sole voting and investment power. KKR Associates is also the beneficial owner of 632,000,000 units of BW Holdings, LLC. KKR Associates is a limited partnership of which Messrs. Todd Fisher, Edward A. Gilhuly, Perry Golkin, James H. Greene, Jr., Johannes Huth, Henry R. Kravis, Robert I. MacDonnell, Michael W. Michelson, Alexander Navab, Paul E. Raether, Neil Richardson, George R. Roberts, and Scott M. Stuart are the general partners. Such persons may be deemed to share beneficial ownership of the shares shown as owned by KKR Associates. The foregoing persons disclaim beneficial ownership of any such shares.
(2) Represents units in BW Holdings, LLC.
(3) As of March 1, Mr. Morrison beneficially owned 1,280,423 shares of common stock of the Registrant, and 42,133 shares subject to currently exercisable stock options.
(4) Equity securities beneficially owned by all directors and executive officers as a group consist of: 369,569 units of BW Holdings, LLC, 1,920,634 shares of the Registrant, and 63,199 shares of the Registrant subject to currently exercisable options.























ITEM  13.   CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
---------   --------------------------------------------------

All of the Company's common stock is owned by a holding company which is owned by an affiliate of KKR Associates, a New York limited partnership of which Messrs. Todd Fisher, Edward A. Gilhuly, Perry Golkin, James H. Greene, Jr., Johannes Huth, Henry R. Kravis, Robert I. MacDonnell, Michael W. Michelson, Alexander Navab, Paul E. Raether, Neil Richardson, George R. Roberts, and Scott
M. Stuart are the general partners. KKR Associates has sole voting and investment power with respect to such shares. Messrs. Kravis, Roberts and Stuart are directors of the Company.

The  Company  entered  into  an  agreement  effective  Nov. 24, 2001 with Borden
Capital, Inc. ("Capital") a subsidiary of the Company's parent, for the provision of management, consulting and board services by Capital to the Company and for the provision of administrative services by the Company to Capital. The cost of these services in 2002 was a net expense to the Company of $14.5 million. Included in this fee are fees for Mr. Kelley's and Mr. Kidder's services as directors of the Company, and certain compensation arrangements with Messrs. Kidder, Carter and Stoll which entitle them to payments totaling $ 1,718,880, $1,200,000 and $644,000 respectively over a four year period from 2002-2005, or upon termination of employment without cause. In addition, a portion of Mr. Kidder's salary and all of Mr. Carter's salary is included in the above mentioned fee. Mr. Kidder, Chairman of the Company, is an officer of Capital.

In 2000, the Company made a loan to Mr. Carter, Executive Vice President and Chief Financial Officer, in the amount of $375,000, of which $225,000 was secured with a mortgage on his residence. The interest rate applicable to the loan was prime less .25%. The full amount of the loan plus accrued interest as of May 31, 2002, totaling $417,263, has been repaid by Mr. Carter.



ITEM  14.  CONTROLS  AND  PROCEDURES
------------------------------------

ANNUAL EVALUATION OF OUR DISCLOSURE CONTROLS AND INTERNAL CONTROLS Within the 90 days prior to the date of this Annual Report on Form 10-K, management evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures and the internal controls and procedures for financial reporting. This controls evaluation was done under the supervision and with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Following are the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and internal controls as of March 13, 2003.

CEO  AND  CFO  CERTIFICATIONS
Appearing immediately following the Signatures section of this Annual Report on Form 10-K there are certifications of the CEO and the CFO. The certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report is the information concerning the controls evaluation referred to in the Section 302 certifications and this information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

DISCLOSURE  CONTROLS  AND  INTERNAL  CONTROLS
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, or the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that the Company's transactions are properly authorized, its assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported, all to permit the preparation of the Company's financial statements in conformity with generally accepted accounting principles.

LIMITATIONS  ON  THE  EFFECTIVENESS  OF  CONTROLS
The Company's management, including the CEO and the CFO, does not expect that the disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Additionally, controls can be circumvented by the acts of individuals or by collusion of two or more people. Because of the inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

SCOPE  OF  THE  CONTROLS  EVALUATION
The evaluation of our disclosure controls and our internal controls by our CEO and our CFO included a review of all previously existing controls as well as those recently implemented by the Company and the effect of the controls on the information generated for use in this Annual Report on Form 10-K. In the course of the controls evaluation, management sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. The internal controls are also evaluated on an ongoing basis by the internal audit department, by other personnel in the finance department and by the Company's independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor the Company's disclosure controls and internal controls and to make modifications as necessary, with the intent being that the disclosure controls and the internal controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant. Among other matters, management sought in its evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's internal controls, or whether any acts of fraud involving personnel who have a significant role in the internal controls were identified. This information was important both for the controls evaluation generally and because Items 5 and 6 in the Section 302 certifications of the CEO and the CFO require that the CEO and the CFO disclose such information to the Board's Audit Committee and to the independent auditors and to report on related matters in this section of the Annual Report on Form 10-K. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions." These are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. Management also sought to deal with other controls matters in the controls evaluation and, in each case if a problem was identified, to consider what revision, improvement and/or correction to make in accordance with ongoing procedures.

CONCLUSIONS
Based upon the controls evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Company's disclosure controls are effective to ensure that material information relating to the Company is made known to management, including the CEO and the CFO, particularly during the period when the Company's periodic reports are being prepared, and that the Company's internal controls are effective to provide reasonable assurance that the Company's financial statements are fairly presented in conformity with generally accepted accounting principles. Further, since the date of the controls evaluation to the date of this Annual Report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.






































               CHIEF EXECUTIVE OFFICER'S SECTION 302 CERTIFICATION

I, Craig O. Morrison, Chief Executive Officer of Borden Chemical, Inc., certify that:

1.     I have reviewed this Annual Report on Form 10-K of Borden Chemical, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared
b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c. Presented in this annual report our conclusions based upon the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls and
b. Any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March  27,  2003

                              /s/ Craig O. Morrison
                              -------------------------
                              Craig  O.  Morrison
                              Chief  Executive  Officer






























               CHIEF FINANCIAL OFFICER'S SECTION 302 CERTIFICATION


I, William H. Carter, Chief Financial Officer of Borden Chemical, Inc., certify that:

1.     I have reviewed this Annual Report on Form 10-K of Borden Chemical, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared
b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c. Presented in this annual report our conclusions based upon the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls and
b. Any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March  27,  2003

                               /s/ William H. Carter
                              --------------------------
                              William  H.  Carter
                              Chief  Financial  Officer






























                                     PART IV

ITEM  15.     EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
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

2.     Financial  Statement  Schedules
       -------------------------------

Report  of  Independent  Auditors  (page  85)

For  the  three  years  ended  December  31,  2002:
     Schedule  II  -  Valuation  and  Qualifying  Accounts  (page  86)

3.    Exhibits





























































15  (A)  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS  ON  FORM 8-K
--------------------------------------------------------------------------------

Management contracts, compensatory plans and arrangements are listed herein at Exhibits (10)( iv ) through (10)(xvii).


     (3)(i) Restated Certificate of Incorporation dated March 14, 1995, and Certificate of Amendment of Restated Certificate of Incorporation dated June 23, 1995, both incorporated herein by reference from Exhibit (3) to the June 30, 1995 Form 10-Q.

       (ii)          By-Laws  dated  November  4,  2002.

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


    (10)(i) Loan and Security Agreement dated September 23, 2002 among Borden Chemical, Inc., Borden Chemical Canada, Inc., Borden Chemical UK Limited, Borden Chemical GB Limited, and Fleet Capital Corporation, as Lender and Agent for the other lenders thereto, incorporated herein by reference to Exhibit (10)(i) to the September 30, 2002 Form 10-Q.

    (ii) Credit Agreement dated as of December 15, 1994 amended and restated as of July 14, 1997, incorporated herein by reference to Exhibit
(10)(ii)  to  the  June  30,  1997  Form  10-Q.

   (iii) Stockholders Agreement, dated as of June 20, 1996, by and among Borden, Inc. and J. Brendan Barba, Paul M. Feeny, David MacFarland, Robert Cron, Kenneth J. Avia, Melanie K. Barba, John Powers, Lauren Powers, Carolyn Vegliante and Lawrence Noll, incorporated herein by reference to Exhibit 2 to Schedule 13D, dated July 1, 1996. File No. 005-37385.

    (iv) Amended and Restated 1996 Unit Incentive Plan for Key Employees of Borden, Inc. and Associated Persons, as of June 29, 1999, incorporated herein by reference to Exhibit (10)(v) to the 1999 Form 10-K Annual Report.

     (v) Amended and Restated 1996 Unit Incentive Plan for Key Employees of Borden, Inc. and Associated Persons, as of December 31, 2000 incorporated herein by reference to Exhibit (10)(vi) to the 2000 Form 10-K Annual Report.

    (vi) 1994 Stock Option Plan incorporated by reference to Exhibit (10)(v) to the 1993 Form 10-K Annual Report.

   (vii)         Executive  Supplemental  Pension  Plan  Amended  and
Restated as of January, 1996 incorporated by reference to Exhibit (10)(xiii) to the 1998 Form 10-K Annual Report.

  (viii) Advisory Directors Plan, incorporated herein by reference from Exhibit (10)(viii) to the 1989 Form 10-K Annual Report.

   (ix) Advisory Directors Plan Trust Agreement, incorporated herein by reference from Exhibit (10)(ix) to the 1988 Form 10-K Annual Report.


    (x)          Management  Agreements
                 ----------------------

     (a) Employment Agreement with W. F. Stoll, Jr., dated June 6, 1996, incorporated by reference to Exhibit (10)(vi) to the June 30, 1996 Form 10-Q.

     (b) Summary of Terms of Employment for Mr. Morrison incorporated by reference from Exhibit (10)(i) to the Form 10-Q for the period ended March 31, 2002.

     (c) Pay Agreement and Release of M. E. Ducey dated December 20, 2001, incorporated by reference from Exhibit (xi)(c) to the 2001 Form 10-K Annual Report.

(d)  Summary  Terms of Employment for Joseph P. Bevilaqua dated January 7, 2002.

(e)  Summary  Terms  of  Employment  for  C.R.  Kidder  dated  March  2003.


   (xi) 2000 Management Incentive Plan for Borden Capital Management Partners incorporated herein by reference to Exhibit (10)(xv) to the 2000 Form 10-K Annual Report.

   (xii) 1996 Stock Purchase and Option Plan for Key Employees of Borden Chemical, Inc., and Subsidiaries, as amended March 2002, incorporated by reference to Exhibit (10) (xvi) to the 2001 Form 10- K Annual Report.

   (xiii) Form of Warrant issued November 24, 2001 to purchase common stock of Borden Chemical, Inc., incorporated herein by reference to Exhibit
(10)(xxi) to the  2001  Form  10-K  Annual  Report.

     (xiv) Form of Management Stockholder Agreement incorporated by reference from Exhibit (10) (xxii) to the 2001 Form 10-K Annual Report.

     (xv) Form of Non-Qualified Stock Option Agreement incorporated by reference from Exhibit (10) (xxiii) to the 2001 Form 10-K Annual Report.

    (xvii) Perquisite Benefits Policy, incorporated by reference to Exhibit (10)(xviii) to the 2001 Form 10-K Annual Report.

    (xviii)    Certificate of Merger of Borden Chemical Holdings, Inc. into
Borden, Inc.  November 21, 2001incorporated by reference from Exhibit (10)
(xvii)to the 2001  Form  10-K  Annual  Report.

    (xix) Consulting Agreement dated August 21, 1995, incorporated herein by reference to Exhibit 10 to the September 30, 1995
Form  10-Q.

     (xx) Amendment dated May 30, 2002 to Consulting Agreement with Kohlberg, Kravis, Roberts & Co., LP dated August 21, 1995, incorporated by reference to Exhibit (10) to the June 30, 2002 Form 10-Q.

   (xxi) Joint Management Services Agreement dated October 1, 2001 between Borden Chemical, Inc. and Borden Capital, Inc., incorporated by reference to Exhibit (10) (xiv) to the 2001 Form 10-K Annual Report.

   (xxii) Pledge and Assignment Agreement, dated as of January 18, 2002, made by Borden Chemical, Inc. (formerly known as Borden, Inc.), a New Jersey Corporation (the "Pledgor"), to Credit Suisse First Boston, incorporated by reference to Exhibit (10) (xix) to the 2001 Form 10-K Annual Report.

   (xxiii)     Reimbursement  agreement  for  Uncommitted Letter of Credit
Facility between Credit Suisse First Boston, New York Branch dated January 18, 2002, incorporated by reference to Exhibit (10)(xx) to the 2001 Form 10-K Annual Report.

   (xxiv) First Amendment, dated as of March 27, 2002, to the Reimbursement agreement for Uncommitted letter of Credit Facility between Credit Suisse First Boston, New York Branch dated January 18, 2002, incorporated by reference to Exhibit (10)(ii) to the March 31, 2002 Form 10-Q.

    (xxv) Second Amendment, dated as of April 30, 2002, to the Reimbursement agreement for Uncommitted letter of Credit Facility between Credit Suisse First Boston, New York Branch dated
January 18, 2002, incorporated by reference to Exhibit (10)(iii) to the March 31, 2002 Form 10-Q.

    (xxvi) Master Asset Conveyance and Facility Support Agreement dated as of December 20, 2002 between the Company and Borden Chemicals and Plastics Operating Limited Partnership.

    (xxvii)     Environmental  Servitude  Agreement  dated  as  of
December 20, 2002 between the Company and Borden Chemicals and Plastics Operating Limited Partnership.

    (xxviii)    Settlement  Agreement  dated  September 13, 2002 among
the Company, Borden  Chemicals  and  Plastics  Operating Limited
Partnership, BCP Management, Inc., the U.S. E.P.A., and the Louisiana Department of Environmental Quality.

     (21)       Subsidiaries  of  Registrant.

     (23)(i)    Accountants'  Consent.

     (99) Certificates Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (27)       Financial  Data  Schedule

Item  15(b)     Reports  on  Form  8-K
                ----------------------
                No reports on Form 8-K were filed during fourth quarter 2002.
















































































                          INDEPENDENT AUDITORS' REPORT



To  the  Board  of  Directors
and  Shareholders  of  Borden  Chemical,  Inc.



We have audited the consolidated financial statements of Borden Chemical, Inc. (a subsidiary of Borden Holdings, Inc.) and subsidiaries as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated March 12, 2003 (which report expresses an unqualified opinion and includes an explanatory paragraph regarding the Company's adoption in 2002 of Statement of Financial Accounting Standard No.
142); such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Borden Chemical, Inc. and subsidiaries, listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE  &  TOUCHE  LLP

Columbus,  Ohio
March  12,  2003

























































SCHEDULE  II  -  VALUATION  AND  QUALIFYING  ACCOUNTS

<BTB>
----------------------------------------------------------------------------------------------------------------------------------
                                       Balance                   Charged to                                           Balance
                                 December 31, 1999                Expense                Write-offs             December 31, 2000
----------------------------------------------------------------------------------------------------------------------------------
Allowance for
doubtful accounts                     $10,972                      $3,735                $(2,053)                    $12,654
----------------------------------------------------------------------------------------------------------------------------------
                                       Balance                   Charged to                                           Balance
                                 December 31, 2000                Expense                Write-offs             December 31, 2001
----------------------------------------------------------------------------------------------------------------------------------
Allowance for
doubtful accounts                     $12,654                      $5,175                $(1,170)                   $16,659
----------------------------------------------------------------------------------------------------------------------------------
                                       Balance                   Charged to                                           Balance
                                  December 31, 2001               Expense                Write-offs             December 31, 2002
----------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts       $16,659                      $ (690)               $(3,750)                   $12,219
----------------------------------------------------------------------------------------------------------------------------------

























































                        SIGNATURES




     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       BORDEN,  INC.
                          /s/ William H. Carter
                       By----------------
                       William  H.  Carter
                       Executive  Vice  President  and
                       Chief  Financial  Officer (Principal  Financial  Officer)

Date:  March  28,  2003


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on the date set forth above.


Signature           Title                            Signature           Title
---------           -----                            ---------           -----


/s/ C. Robert Kidder                                 /s/ Craig O. Morrison
----------------- Chairman of the Board              ----------------- Director
C. Robert Kidder                                     Craig  O.  Morrison
/s/ Henry R. Kravis                                  /s/ Paul J. Norris
----------------- Director                           ----------------- Director
Henry  R.  Kravis                                    Paul  J.  Norris
/s/ John K. Saer                                     /s/ Kevin M. Kelley
----------------- Director                           ----------------- Director
John  K.  Saer                                       Kevin  M.  Kelley
/s/ George R. Roberts                                /s/ Brian F. Carroll
----------------- Director                           ----------------- Director
George  R.  Roberts                                  Brian  F.  Carroll
/s/ Scott M. Stuart                                  /s/ William H. Carter
----------------- Director                           ----------------- Director
Scott  M.  Stuart                                    William  H.  Carter
/s/ William F. Stoll Jr.
----------------- Director
William  F.  Stoll  Jr.









































                                                            EXHIBIT  (3)(II)

                                                      As  of  November  4,  2002

                                     BY-LAWS

                                       OF

                              BORDEN CHEMICAL, INC.
                             (Formerly Borden, Inc.)


                                    ARTICLE I

                                     OFFICES

     Places of business or offices may be established at any time by the board of directors (the Board) at any place or places where the Corporation is qualified to do business or where qualification is not required.

                                   ARTICLE II

                            MEETINGS OF SHAREHOLDERS

     SECTION 1. An annual meeting of the shareholders for the election of directors and for the transaction of such other business as may properly come before the meeting shall be held upon not less than the ten nor more than sixty days written notice of the time, place and purposes of the meeting. The meeting shall be held at such time and place as shall be designated by the Board and specified in the notice of the meeting.

     SECTION 2. Special meetings of shareholders shall be held at such place and at such time as shall be fixed by resolution of the Board with respect to each such meeting and may be called at any time by the Chairman of the Board, Chief Executive Officer or President or a majority of the directors. Any special meeting of shareholders shall be held upon not less than ten nor more than sixty days written notice of the time, place, and purpose of the meeting.

     SECTION 3. Except as otherwise provided by law or the Restated Certificate of Incorporation of the Company, at all meetings of the shareholders, in order to constitute a quorum, there shall be present, either in person or by proxy, shareholders entitled to cast a majority of the votes at such meeting.

     SECTION 4. At all meetings of the shareholders, each shareholder shall be entitled to one vote for each share of the capital stock standing in his name on the books of the Company, except as otherwise provided by the Restated Certificate of Incorporation of the Company.

     SECTION 5. At all meetings of the shareholders any shareholder shall be entitled to vote by proxy. Every proxy shall be executed in writing by the shareholder or his agent except that a proxy may be given by a shareholder or his agent by telegram or cable or by any means of electronic communication which results in a writing.

     SECTION 6. For the purpose of determining the shareholders entitled to (a) notice of or to vote at any meeting of shareholders or any adjournment thereof,
(b) give a written consent to any action without a meeting, or (c) receive payment of any dividend or allotment of any right, or for the purpose of any other corporate action or event, the Board may fix, in advance, a date as the record date for any such determination of shareholders. Such dates shall not be more than sixty nor less than ten days before the date of such meeting, nor more than sixty days prior to any other action. The record date to determine shareholders entitled to give a written consent may not be more than 60 days before the date fixed for tabulation of the consents or, if no date has been fixed for tabulation, more than 60 days before the last day on which consents received may be counted.

     If no record date is so fixed by the Board, (a) the record date for a meeting of shareholders shall be the close of business on the day next preceding the day on which notice is given, or, if no notice is given, the day next preceding the day on which the meeting is held, and (b) the record date for determining shareholders for any other purpose shall be at the close of business on the day on which the resolution of the Board relating thereto is adopted.

     When a determination of shareholders of record entitled to notice of or to vote at any meeting of shareholders has been made as provided in this Section, such determination shall apply to any adjournment thereof, unless the Board fixes a new record date under this Section for the adjourned meeting.

     SECTION 7. The affirmative vote of a majority of votes cast by the shareholders shall be required to authorize or approve any action or matter to be voted upon by the shareholders, except that directors shall be elected as provided by law.

     SECTION  8.  Unless  otherwise  determined  by  resolution  of  the  Board,

(a) the Chairman of the Board shall, or shall designate an appropriate officer of the Company to, call any annual or special meeting of shareholders to order, act as Chairman of any such meeting of the shareholders, determine the order of business of any such meeting, and determine the rules of order and procedure to be followed in the conduct of any such meeting; and

 (b) the Secretary or an Assistant Secretary of the Company shall act as Secretary of the meeting.

     Nothing in this section shall prohibit the Chairman of the meeting from changing the order in which business shall be presented to the meeting.

     SECTION 9. The shareholders may act without a meeting by written consent or consents pursuant to N.J.S. 14A:5-6. The written consent or consents shall be filed in the minute book.

                                   ARTICLE III

                                    DIRECTORS

     SECTION 1. The business and affairs of the Company shall be managed by or under the direction of a Board of Directors consisting of not less than one nor more than fifteen directors. Subject to the provisions of the Restated Certificate of Incorporation of the Company, the members of the Board shall be elected at each annual meeting of shareholders of the Company to hold office until the next annual meeting, and the term of each director shall be from the time of his election and qualification until the annual meeting of shareholders next succeeding his election and until his successor shall have been elected and shall have qualified. The Chairman of the Board shall be elected by the Board from time to time and shall serve as Chairman of the Board until his successor shall have been elected and shall have qualified. The Chairman of the Board shall be a director, and may serve as an officer or otherwise be an employee.

SECTION 2. If the office of any director is not filled at an annual meeting or becomes vacant, or if new directorships resulting from an increase in the authorized number of directors are created, the remaining directors (even though less than a quorum) by a majority vote, or the sole remaining director, may fill such directorship. A director so elected shall hold office until the next annual meeting of shareholders and until his successor is elected and qualified in his stead. Any directorship not filled by the Board may be filled by the shareholders at an annual meeting or at a special meeting called for that purpose.

     SECTION 3. The Board shall have the power to remove a director for cause and to suspend a director pending a final determination that cause exists for removal.

     SECTION 4. There shall be an annual meeting of the Board for the election of officers and for such other business as may be brought before the meeting, immediately after the annual meeting of shareholders.

SECTION 5. Regular meetings of the Board may be held without notice at such time and place as shall from time to time be determined by the Board.

     SECTION 6. Special meetings of the Board may be called by the Chairman of the Board, Chief Executive Officer, President or by any two directors at such time and place as specified in a notice delivered personally or by telephone to each director, or mailed, telegraphed or sent by facsimile transmission to his address upon the books of the Company, at least two days prior to the time of holding the meeting. The notice of meeting need not, but may, specify the purpose of the meeting.

     SECTION 7. A majority of directors shall constitute a quorum for the transaction of business. Any action approved by a majority of the votes of directors present at a meeting at which a quorum is present, shall be the act of the Board.

     SECTION 8. The Board may act without a meeting if, prior or subsequent to the action, each member of the Board consents in writing to the action. The written consent or consents shall be filed in the minute book.

     SECTION 9. Any director may participate in a meeting of the Board by means of conference telephone or any other means of communication by which all persons participating in the meeting are able to hear each other.

                                   ARTICLE IV

                                    OFFICERS

     SECTION 1. The officers of the Company may consist of a Chief Executive Officer, a President, one or more Vice Presidents, a Secretary, a Treasurer, and a General Controller and one or more Assistant Secretaries, Assistant Treasurers and Assistant General Controllers. The said officers shall be elected at the annual meeting of the Board by a majority vote of the Board and shall serve at the pleasure of the Board and shall be subject to removal at any time, with or without cause, provided, however, that the Board may at its pleasure omit the election of any of the foregoing officers not required by law. One person may hold more than one office.

     SECTION 2. The said officers shall have the powers and shall perform all the duties incident to their said respective offices and shall perform such other duties as shall from time to time be assigned to them by the Board.

SECTION 3. The Chairman or, in his absence, a director selected by a majority of the Directors, shall preside at meetings of the Board. Each Vice President or other officer shall have general charge of such departments or divisions of the Company's business, or shall perform such duties, as may from time to time be determined by the Chief Executive Officer and they shall be responsible for the proper administration of their respective departments or divisions to the Chief Executive Officer. Departmental managers shall be responsible for the proper administration of their departments to the officer in charge thereof.

     SECTION 4. During the absence of the Chief Executive Officer, the Chief Executive Officer shall designate, in writing to the Corporate Secretary, the officer who shall be vested with all the powers of such office in respect of the signing and execution of any contracts or other papers requiring the signature of any such absent officer. In the event of any prolonged absence of any officer of the Company, the Board may delegate his powers or duties to any other executive officer, or to any director, during such absence, and the person so delegated shall, for the time being, be the officer whose powers and duties he so assumes.

     SECTION 5. The Board may create such other offices as they may determine, elect or provide for the election of officers to fill the same, define their powers and duties and fix their tenures of office. The Board may also create or provide for the creation of (1) administrative divisions, and (2) offices and committees for any such divisions and may elect or provide for the election of officers and committee members to fill the positions so created, define or make provision for the duties to be performed by such officers and committees and the powers to be exercised by them and fix or make provision for their tenures of office. The Board may delegate to the Chief Executive Officer or to any other officer or any committee of the Company the power to exercise some, any or all of the powers granted to the Board by the foregoing provisions of this Section. The Chief Executive Officer in turn may delegate to any other officer or any committee of the Company the power to exercise some, any or all of the powers delegated to him by the Board pursuant to the foregoing provisions of this Section.

                                    ARTICLE V

                                   COMMITTEES

     SECTION 1. There shall be an Executive Committee consisting of three or more directors. The membership of this Committee shall consist of such number of directors as the Board may, by a resolution adopted by a majority of the entire Board, elect from time to time and their terms of office shall be for such periods as the Board may designate. A majority of all the members of the Committee shall constitute a quorum for the transaction of business. The Board or Executive Committee members shall elect the Chairman of the Committee. The Committee shall determine its own procedure and shall meet on call by the Chairman of the Committee or by any two members of the Committee. In addition to any general or special duties that may from time to time be delegated to it by the Board, the Committee shall, subject to the laws of the State of New Jersey, have and may exercise the powers of the Board during the intervals between the meetings of the Board, including the periodic review of management organization.


SECTION 2. There shall be an Audit Committee comprised of two or more directors. The members shall be elected by the Board, or the Executive Committee, either of which shall also elect the Chairman of the Committee. A majority of the members shall constitute a quorum of the Committee.

The Committee shall assist the Board in fulfilling its fiduciary responsibilities relating to accounting policies, auditing and reporting practices for the Company and shall, through regularly scheduled meetings provide a direct line of communication between the Board and the Company's independent accountants, as well as the internal auditor. It shall receive management's recommendation of the independent auditing firm for the next year and make its recommendation to be approved by the Board.

     It shall review with the independent auditing firm the scope of its examination, the consolidated financial statements prior to the approval of the annual report by the Board, the competence and adequacy of financial, accounting and internal audit management and control procedures of the Company, recommendations of the independent auditors and management's response thereto, the internal audit function and such other matters relating to financial reports as it deems appropriate. It will require that serious differences between the independent auditors and the management be reported to it.

     SECTION 3. There shall be a Committee on Officers' Compensation comprised of three or more directors. The members shall be elected by the Board or the Executive Committee, either of which shall also elect the Chairman of the Committee. A majority of the members shall constitute a quorum of the Committee.

     The Committee shall establish salaries for elected officers of the Company. It shall be responsible for the administration of the Management Incentive Plan, other incentive compensation plans and related subjects. It shall also supervise and administer such employee benefits plans as the Chief Executive Officer or the Board shall, from time to time, direct.

     SECTION 4. The Board may, by resolution adopted by a majority of the entire Board, appoint additional committees, each of which shall have one or more members. The Committees of the Board shall each keep a record of their actions and proceedings, and all their actions shall be reported to the Board at its next ensuing meeting; except that, when the meeting of the Board is held within 2 days after the committee meeting, such report shall, if not made at the first meeting, be made to the Board at its second meeting following such committee meeting. (amd.11/14/02)

                                   ARTICLE VI

                                WAIVERS OF NOTICE

     Any notice required by these by-laws, by the Restated Certificate of Incorporation, or by the New Jersey Business Corporation Act may be waived in writing by any person entitled to notice. The waiver, or waivers, may be executed either before or after the event with respect to which the notice is waived. Each director or shareholder attending a meeting without protesting, prior to its conclusion, the lack of proper notice, shall be deemed conclusively to have waived notice of the meeting.


                                   ARTICLE VII

                         DEPOSITORIES, CHECKS AND NOTES

     SECTION 1. The Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Treasurer or an Assistant Treasurer of the Company shall each have the authority to designate banks, trust companies or other depositories in which funds of the Company shall be deposited to the credit of the Company. All checks, drafts and orders for the payment of money shall be signed by any one of the aforesaid officers, or by such other person or persons as the Board or anyone of the aforesaid officers may from time to time designate. Subject to such limitations, restrictions and safeguards as any of the aforesaid officers shall prescribe, signatures in the case of all checks, drafts and orders for the payment of money may be facsimile signatures.

     SECTION 2. The signature of any officer upon any bond, debenture, note or similar instrument executed on behalf of the Company may be a facsimile whenever authorized by the Board.

                                  ARTICLE VIII

                                    DIVIDENDS

     Subject to the provisions of law and the Restated Certificate of Incorporation of the Company, the Board shall have the power in its discretion to declare and pay dividends upon the shares of stock of the Company of any class in cash, in its own shares, in its bonds or in other property, including the shares or bonds of other corporations. Anything in the Restated Certificate of Incorporation or these by-laws to the contrary notwithstanding, no holder of any share of stock of the Company of any class shall have any right to any dividend thereon unless such dividend shall have been declared by the Board as aforesaid.

                                   ARTICLE IX

                                      SEAL

     The seal of the Company shall be circular in form with the words "Borden Chemical, Inc. New Jersey 1899" on the circumference. (amd.11/04/02)

                                    ARTICLE X

                                      STOCK

     SECTION 1. Certificates of stock shall be issued and signed by the Chairman of the Board, Chief Executive Officer, President or a Vice President and may be countersigned by the Treasurer or an Assistant Treasurer or the Secretary or an Assistant Secretary and may be sealed with the seal of the Company or a facsimile thereof. Any or all signatures upon a certificate, including those of a stock transfer agent or a registrar, may be facsimile. In case any officer or officers or any transfer agent or registrar of the Company who shall have signed, or whose facsimile signature or signatures shall have been used on any certificate or certificates shall cease to be such officer or officers, or such transfer agent or registrar, for whatever cause, before such certificate or certificates shall have been delivered, such certificate or certificates may nevertheless be issued and delivered as though the person or persons who signed such certificate or certificates or whose facsimile signature or signatures shall have been used thereon had not ceased to be such officer or officers or such transfer agent or registrar, as the case may be.

     SECTION 2. All transfers of stock shall be made upon the books of the Company upon surrender to the Company of the certificate or certificates for such stock, duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer.

     SECTION 3. Every person claiming a stock certificate in lieu of one lost or destroyed shall give notice to the Company of such loss and destruction, and shall also file in the office of the Company an affidavit as to his ownership of the stock represented by the certificate, and of the facts which go to prove its loss or destruction. He shall, if required by the Board of Directors, give the Company a bond or agreement of indemnity in a form to be approved by counsel, with or without sureties and in such amount as may be determined by the Board or by an officer in whom authority therefor shall have been duly vested by the Board against all loss, cost and damage which may arise from issuing such new certificate. The officers of the Company, if satisfied from the proof that the certificate is lost or destroyed, may then issue to him a new certificate of the same tenor as the one lost or destroyed.

SECTION 4. The Board shall have the power and authority to make all such rules and regulations as it may deem expedient concerning the issue, transfer and registration of certificates for shares of the capital stock of the Company. The Board may appoint transfer agents and registrars of transfer, and may require any or all stock certificates to bear the signature or facsimile signature of any such transfer agent and any such registrar of transfers.

     SECTION 5. Unless the Board by specific resolution provides otherwise, all shares of the Company, which are reacquired pursuant to the New Jersey Corporation Act, Section l4A:7-l6 by purchase, by redemption or by their conversion into other shares of the Company, shall remain authorized and issued shares and shall be considered treasury shares.










                                   ARTICLE XI

                                   FISCAL YEAR

     SECTION 1. The fiscal year of the Company shall commence on the first day of January in each year and end on the following thirty-first day of December.

     SECTION 2. It shall be the duty of the principal financial officer to submit a full report of the financial condition of the Company for the preceding fiscal year at a meeting of the Board preceding the annual meeting of shareholders.


                                   ARTICLE XII

                              AMENDMENTS TO BY-LAWS

     SECTION 1. These by-laws are subject to the provisions of the New Jersey Business Corporation Act and the Corporation's Restated Certificate of Incorporation, as each may be amended from time to time. If any provision in these by-laws is inconsistent with a provision in that Act or the Restated Certificate of Incorporation, the provision of that Act or the Restated
Certificate  of  Incorporation  shall  govern.

     SECTION 2. These by-laws may be altered, amended, or repealed by the shareholders or the Board. Any by-law adopted or amended by the shareholders may be amended or repealed by the Board, unless the resolution of the shareholders adopting the by-law expressly reserves to the shareholders the right to amend or repeal it.













                                               Exhibit 10(x)(d)

                       SUMMARY OF TERMS OF EMPLOYMENT FOR
                                 JODY BEVILAQUA
                             Revised January 7, 2002


Title: Strategic Planning, Borden Chemical, Inc. reporting to the President and CEO of BCI

Start  Date:     March  2002,  coordinated  with  the  start  of  the  new  CEO.

Location:     Headquarters  is located in Columbus, OH. Home purchase and moving assistance are provided under the BCI relocation program. Since you are about to complete the sale of your current home you will be able to immediately work with BCI's relocation company upon accepting this offer.

              Temporary living and travel expenses will also be provided for you and your family for a reasonable transition period. It is anticipated that you will relocate to Columbus in the near future.

Base  Salary:     $250,000  annually  with  a  review  each  year,  beginning in
                  March  2003.

Bonus  Opportunity:     Participation  in  the annual BCI incentive program at a
                        target of 40% of base salary; participation during the first year will be based on total year results, but will be pro-rated to reflect the period worked; awards are authorized by the Compensation Committee of the Board and are made based on achievement against financial targets (EBITDA and ROGI) and business metrics;
                        the opportunity can reach up to a 200% payout based on performance exceeding targets.

Equity  Investment:     The  long-term  incentive plan has been designed to have
                        highly attractive rewards for achieving the BCI business plan. In your case, you will have an opportunity to invest up to $250,000 in shares of BCI stock at a purchase price of $2.25 per share. A portion of your investment may be financed through Fifth Third Bank, which has an attractive program for equity plan participants.

                        Based on an investment of $250,000, you will receive 111,111 shares. Additionally, you will receive 105,333 options with a strike price of $2.25. These options, along with your equity investment, are targeted to generate a pre-tax return of nearly $1.0 MM if the base business plan is achieved over a five-year period. Your investment is requested prior to beginning your Borden career. Once you invest, options will vest and the shares will become unrestricted ratably over five years.

                        In addition, 529,100 shares of restricted stock will be granted at a price of $2.25 per share. All of these shares will become unrestricted (vest) upon the completion of your third full year at Borden Chemical. One half (50%) of these shares will be liquid at the time of vesting. The remaining 50% will be liquid at the end of your fourth full year. After your third anniversary with the company, you may choose to sell your vested shares to the company. The value you receive would be determined by applying a multiple of 7.6 times the trailing 12-month EBITDA. The value would be set at the time you request your first payment. Any subsequent payments would be made using the same valuation. Prior to a regular liquidity event, shares may be sold up to a total value of $1.0 million.

                        Assuming BCI's strategic plan is achieved, the total value of the restricted shares is estimated to be $3.0 million in 2006. If the company terminates you for reasons other than cause, one third of your shares will be treated as unrestricted upon the completion of 12 months of employment and will be purchased by the company by applying a multiple of 7.6 times the trailing 12-month EBITDA. Thereafter, the remaining shares become unrestricted in four equal installments at the completion of 18 months, 24 months, 30 months and 36 months of service.

                        In the event you die or become totally disabled while participating in the equity plan, you become fully vested in each component of the plan.

                        In the event that the return on your equity plan investment is negative, due solely to the existence of a preexisting material condition or liability, which as part of or in combination with Other Net Liabilities significantly exceeds the dollar amounts for Other Net Liabilities included in the attached projections, the Company will purchase your investment at a price equal to your initial investment. In the event this occurs, the proceeds from the repurchase of shares from your original investment will be included in the return of the $250,000. Your unvested options and restricted shares will be cancelled at that time.

                        Taken together, the core equity plan, the "Performance Options", the restricted shares, and the dividends on the shares owned provide an opportunity to earn approximately $4.4 MM if strategic plan goals are met. This opportunity is over 17.6 times your investment.

                        Note:  You  will  receive  formal equity plan offering
                       documents prior to making your investment. These documents govern administration of the plan and will superscede this summary.

Perquisite  Allowance: A  cash allowance of $25,000 will be paid annually to cover  perquisites  of  your  choosing.  Typical  uses
                     include  a  car lease,  country  club,  dining  club,  etc.

Benefits:              Summary: You will receive a detailed summary of BCI
                       benefits at an orientation by Judy Sonnett, VP HR BCI, upon your hire; highlights of the plans are noted below with actual benefits subject to the terms and conditions of the individual plan documents, including  vesting  and  eligibility  periods.

                      Medical:Provided through the Borden, Inc. Total Family Protection Plan. Current coverage choices
                      are  a  PPO  or  an      HMO.

                      Dental: Provided through the Borden, Inc. Total Family Protection Plan. Current-coverage choices are a scheduled benefit plan or an R&C plan.

                      Pension Plan: Pension benefits are provided under the Borden, Inc. Employees Retirement Income Plan, a cash account plan. The plan formula is 3% up to the Social Security Wage Base and 6% over the Social Security Wage Base (the 2002 SSWB is $84,900).

                      401 K Savings: Savings plan benefits are provided under the Borden, Inc. Retirement Savings Plan. The company match is $1.00 for each dollar on the
                      first  5%  of  employee      contributions.

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

Vacation:          3  weeks.

Severance:        In  the event you are terminated by the company for reasons other than for cause, you would be eligible to receive severance for 12 months based on your monthly base salary in effect at that time.

Alcan  Incentive  In  the event that Alcan does not make an incentive payment
                  for Treatment:     2001  or  makes a substantially reduced
                  payment, Borden will make up the difference between the payment and your target, which is $63,750 (30% of your current base salary of $212,800). All BCI employees are required to successfully complete a pre-employment drug screening and background check; Judy Sonnett will make the appropriate arrangements.

Transition:       The  Borden  team  is  eager  to  work  with  you  on  a
                  smooth transition.






Offered:       /s/ C. Robert Kidder          Date:  1/8/02
               ------------------------          ---------
              C.  Robert  Kidder


Accepted:   /s/ Joseph P. Bevilaqua          Date:  1/9/02
           ---------------------------             -------
           Joseph P. Bevilaqua





























































March 11, 2003
                                                           Exhibit 10(x)(e)



                                    AGREEMENT

This agreement contains all the understandings between C. Robert Kidder ("you") and Borden Capital, Inc., or one of its parents, subsidiaries or affiliates and their officers, employees and agents (referred to individually and collectively as the "Company"), in connection with the termination of your employment. This agreement provides the specific details of certain payments to be received by you and the conditions agreed to by you for the receipt of those payments.

     In consideration for the mutual promises and valuable consideration below, and with the intent to be legally bound, you and the Company agree as follows:

1. Your employment with the Company will terminate on March 31, 2003 (your "termination date").

2. a) The Company will pay you a gross total amount of Two-Million-Five-Hundred-Sixty-Five-Thousand-Eight-Hundred-Eighty-Eight Dollars
($2,565,888.00) in termination payments to be paid to you in a lump sum on April 11, 2003. This amount represents (24) months of pay at your current annual base pay of One-Million-Two-Hundred-Eighty-Two-Thousand-Nine-Hundred-Forty-Four
Dollars ($1,282,944.00). For the purpose of this Agreement, your "Severance Period" is defined as the period beginning on your termination date and ending March 29, 2005. You are considered to be released by the Company prior to liquidation and, therefore, provided that you continue to work through the termination date, you will receive a One-Million-Seven-Hundred-Eighteen-Thousand-Eight-Hundred-Eighty Dollar
($1,718,880.00) payment as a "stay bonus", payable by April 11, 2003. Deductions as required by law will be made from all termination payments and the "stay bonus". Also, deductions for cash advances and other money due the Company and as permitted by statute or regulation, will be made from the termination payments.

b) Your period of COBRA eligibility begins on your termination date and is available to you for 18 months from that date. Continued healthcare coverage during your severance period is part of the 18 months of continued coverage provided by COBRA. As you have a 24-month coverage extension in your severance agreement, the full COBRA coverage time allotment will be satisfied during your severance period. During your 24-month severance period, the cost of continued coverage will be the same as the amount charged to active employees.


     I elect  X decline_________ the above described medical/dental continuation
             --
at  normal  active  associate  contribution  rates.

c) If you have elected to continue your medical coverage under the Borden Chemical, Inc. Total Family Protection Plan during your entire severance period, at the end of your severance period you may if you so elect, participate in the Borden Chemical, Inc. Retiree Medical Plan. Your coverage under the Retiree Medical plan can be maintained:
a.     As  long  as  Borden  Chemical, Inc. offers retiree medical coverage, and
b. Provided you make your monthly retiree contributions by the due date In the event you elect to continue COBRA coverage after your severance period, you will forfeit your eligibility to participate in the Borden Chemical Retiree Medical Program.

d) Any money due from Company benefit plans will be paid to you in addition to the amount under this agreement in accordance with the terms of such plans.

e) During your severance period the Company will provide you with an outplacement assistance program with an outplacement service selected by the Company and for a fee determined and paid by the Company. The Company's obligation in this regard shall be limited to the payment of the determined fees for such outplacement services. The Company shall not be considered as guarantor or as warranting the results of the services provided, and you will hold the Company harmless from, and waive any claims against the Company, in connection with the services provided by such consultants.

f) You agree to conduct yourself in a manner which does not disparage the Company, nor is damaging to or otherwise contrary to the Company's best interests. And you agree that this agreement is strictly confidential and neither you nor the Company will reveal its terms except in connection with the Company's SEC filing requirements or an official investigation or legal process. You also agree to immediately return to the Company credit cards, keys, records, policy and procedure manuals, business contracts, and other documentation, information, any copies of such documentation, and any property belonging to the Company.

g) You agree to accept the money and benefits paid to you under this agreement as full settlement of all claims and causes of action, if any, arising out of your employment by the Company and the termination of that employment.

h) You agree that you are entering into this agreement and release as your own free decision in order to receive the payments and other benefits described above. You understand that, except for those payments and benefits legally required, the Company would not make these payments or extend these benefits to you without your voluntary consent to this agreement.

i) You agree that by signing this agreement, you are giving up your right to, and agreeing not to, file charges or lawsuits with respect to any matter occurring on or before the effective date of this agreement, including, but not limited to, discrimination you believe you have suffered due to age, disability, race, sex, religion, national origin or for any other reason occurring during your employment by the Company or pertaining the termination of that employment, including but not limited to, any and all claims under Title VII of the Civil Rights Act of 1964, the Age Discrimination in Employment Act, the Equal Pay Act, the National Labor Relations Act, the Rehabilitation Act of 1973, Section 1981 of the Civil Rights Act of 1866, the Civil Rights Act of 1991, Executive Order 11246 and any other executive order, the Americans with Disabilities Act, the Family and Medical Leave Act of 1993, the Worker Adjustment and Retraining Notification Act, the Older Workers Benefit Protection Act, the Fair Labor Standards Act, the Ohio Wage Discrimination Law, the Ohio Civil Rights Act, all as amended, and under any other federal, state, or local ordinance, regulation or law, and under any contract, and under any theory of libel, slander, breach of contract, wrongful discharge, detrimental reliance, intentional infliction of emotional distress, tort, or any other theory under the common law and claims for uncompensated expenses, litigation and court costs, severance pay, incentive or bonus pay, overtime pay or any other form of compensation, with the exception of any claim the law precludes you from waiving by agreement.

j) You agree that, should you breach this agreement by filing any charge or complaint or beginning any suit as described in the previous paragraphs, without waiving the Company's right to seek to enforce this agreement, the Company will have no further obligation to provide you with additional termination payments or the completion bonus or any other consideration that may be due under this agreement and all other provisions of this agreement will remain in effect.

k) You understand that this agreement will not prevent you from: (1) filing a charge of age discrimination with the Equal Employment Opportunity Commission;
(2) cooperating with the Equal Employment Opportunity Commission in an investigation into alleged age discrimination; or (3) testifying in any cause of action when required to do so by valid subpoena or other compulsory process of law. However, you agree that, by entering in to this agreement, you waive your right to recover any damages or other relief in any claim or suit brought by or through the Equal Employment Opportunity Commission or any other federal, state or local agency on behalf of Employee under federal, state or local law, except where prohibited by law.

3. You understand that you are 100% vested in your original investment of 369,569 units and 7,391,380 UAR's, and 50% vested in your July, 2000 BWH LLC grant of 4,834,350 UARs. Your investment and grant will be treated under the terms of the Plans. You will receive the value of these UARs, if any, at the wind-up of the BWH LLC portfolio.

4. You will be paid for earned (accrued) but unused vacation on the first scheduled payroll after your termination date.

5. You acknowledge your execution of a Borden Security Agreement dated July 9, 2001 copy attached, and your continuing obligations under the agreement.

6. In deciding whether to accept this agreement, you understand that you have forty-five (45) days to seek the advice and counsel from an attorney if you so choose or to otherwise consider the terms of this agreement.

7. You agree that this agreement will be construed under Ohio Law, unless otherwise controlled by federal law, and that any action brought by you or the Company under this agreement may be filed and maintained only in the appropriate court having jurisdiction over Franklin County, Ohio. You also agree that this agreement contains the entire agreement between you and the Company, and that it may be changed only in a writing signed by you and the Company.

8. Should any provision of this agreement, other than your release and waiver of claims against the Company, be declared or determined by any court to be illegal or invalid, the validity of the remaining parts shall not be affected thereby, and the illegal or invalid part shall be deemed not to be part of this agreement.












9. This agreement shall not become effective until after seven (7) days following the date that you sign the agreement. Prior to that time, you may elect to revoke this agreement by signing and dating the Cancellation Notice below and delivering it to the Company.


     Very  truly  yours,
                              Borden  Capital,  Inc.

                              By:  /s/  Ellen  German  Berndt
                                   --------------------------
                              Ellen  German  Berndt,  Secretary



ACCEPTED:

/s/  C.  Robert  Kidder
-----------------------
                                                WITNESS:
Date  March  28,  2003                         /s/  George  F.  Knight
      ----------------                         -----------------------
at  Columbus,  Ohio                         George  F.  Knight


                               CANCELLATION NOTICE
(To cancel this Agreement sign and deliver this copy of the Agreement to the Company within 7 days of the date you signed the Agreement.)

I  hereby  cancel  this  Agreement.

________________                    __________________
Date                                            Signature
---------------------------------------------------------





















































                              Addendum to Agreement
                              ---------------------

     In further consideration of the mutual promises and agreements contained in the Agreement dated March 28, 2003 between C. Robert Kidder ("Mr. Kidder") and Borden Capital, Inc. (the "Company") in connection with the termination of Mr. Kidder's employment (the "Agreement"), the parties agree as follows:

1. The Company will transfer to Mr. Kidder all rights to the existing membership in the New Albany Country Club currently used by Mr. Kidder. Mr. Kidder will be solely responsible for all charges, dues or assessments with respect to such membership, whether incurred prior to or after the transfer.

2. The Company will provide office space in the Borden Building for Mr. Kidder and one administrative assistant for as long as he is providing services to current or former affiliates of the Company; provided, however, the Company may terminate this benefit on a change of control of Borden Chemical, Inc. or if space becomes unavailable in the Borden Building.

     This  Addendum  is  an  integral  part  of  the  Agreement.

Accepted:                                       Borden  Capital,  Inc.




/s/ C. Robert Kidder                           By:  /s/ William H. Carter
----------------------                              ----------------------
C.  Robert  Kidder                              William  H.  Carter
                                                Director
Date:  3-28-03
       -------































































                                                             EXHIBIT  10  (XXVI)









                             MASTER ASSET CONVEYANCE
                                       AND
                           FACILITY SUPPORT AGREEMENT
                          DATED AS OF DECEMBER 20, 2002
                                     BETWEEN
                              BORDEN CHEMICAL, INC.
                                       AND
           BORDEN CHEMICALS AND PLASTICS OPERATING LIMITED PARTNERSHIP



































































                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

ARTICLE  I:   DEFINITIONS     103
ARTICLE  II:   REPRESENTATIONS  AND  WARRANTIES     106
2.1.     Representations  and  Warranties  of  BCP     106
2.2.     Representations  and  Warranties  of  BCI     106
2.3.     No  Other  Representations  or  Warranties     107
ARTICLE  III:   COVENANTS     107
3.1.     Real  Property  Conveyances     108
3.2.     Other  Asset  Conveyances     108
3.3.     Utilities  Conveyances     108
3.4.     Reciprocal  Servitude  Agreement     108
3.5.     Waste  Water  Assets     109
3.6.     Geismar  Environmental  Allocation  Agreement     109
3.7.     Environmental  Servitude  Agreement     109
3.8.     Certain  Fees.     109
3.9.     Further  Assurances     109
ARTICLE  IV:   CLOSING
4.1.     Conditions  Precedent  to  Obligations  of  Parties.     110
4.2.     Conditions  Precedent  to  the  Obligation  of  BCI     110
4.3.     Conditions  Precedent  to  the  Obligation  of  BCP     110
4.4.     Closing.     111
ARTICLE  V:   TERMINATION     111
5.1.     Termination     111
ARTICLE  VI:   MISCELLANEOUS     111
6.1.     Notices     111
6.2.     Severability     113
6.3.     Counterparts     113
6.4.     Entire  Agreement;  No  Third  Party  Beneficiaries     113
6.5.     Governing  Law     113
6.6.     Consent  to  Jurisdiction     113
6.7.     Assignment     114
6.8.     Expenses     114

SCHEDULES
---------

Schedule  2.1(d)                    Permitted  Liens  on  BCP  Exchange Property

Schedule  2.2(d)                    Permitted  Liens  on  BCI  Exchange Property
Schedule  3.2               Methanol  Maintenance  Shop  Tools  and  Equipment

Schedule  3.10               Terms  of  Conveyance  Instruments

EXHIBITS
--------
EXHIBIT  A-1                    Real Property and Improvements to be Conveyed to
BCI
EXHIBIT  A-2                    Real  Property  to  be  Conveyed  to  BCP
EXHIBIT  B                    Utilities
EXHIBIT  C                    Operating  Agreement  and  Lease
EXHIBIT  D                    Geismar  Environmental  Allocation  Agreement
EXHIBIT  E                    Environmental  Servitude  Agreement
EXHIBIT  F                    Location  of  BCI  Formaldehyde  Pipeline
EXHIBIT  G                    Settlement  Agreement



































                             MASTER ASSET CONVEYANCE
                                       AND
                           FACILITY SUPPORT AGREEMENT
     MASTER ASSET CONVEYANCE AND FACILITY SUPPORT AGREEMENT , dated as of December __, 2002 ("Master Agreement"), between BORDEN CHEMICAL, INC., a New Jersey corporation with an office at 180 East Broad Street, Columbus, Ohio 43215 (hereinafter "BCI") and BORDEN CHEMICALS AND PLASTICS OPERATING LIMITED PARTNERSHIP, a Delaware limited partnership with offices at Highway 73 and 30, Geismar, Louisiana, 70734 (hereinafter "BCP").
                                   WITNESSETH:
     WHEREAS, on April 3, 2001, BCP filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code, 11 U.S.C. Sections 101-1330 (the "Bankruptcy
Code), in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") under case number 01-1268 (the "Bankruptcy Case"); and BCP is continuing in possession or its properties and acting as a debtor in possession pursuant to sections 1107 and 1108 of the Bankruptcy Code;
     WHEREAS, BCP owns a chemical manufacturing and production facility located in or near Geismar, Ascension Parish, Louisiana, consisting of approximately 370 acres (the "Geismar Facility");
     WHEREAS, BCP previously used the Geismar Facility for the production of certain chemical products;
     WHEREAS, BCP continues to own and operate certain assets at the Geismar Facility, including water treatment assets used for treatment of process wastewater and of certain storm water and groundwater associated with the Geismar Facility;
     WHEREAS, BCI owns and operates (i) plants for the manufacture of formaldehyde (ii) a methanol tank farm (iii) a barge dock and (iv) related assets located at or near the Geismar Facility (collectively, the "Formaldehyde Plant");
     WHEREAS, the Formaldehyde Plant has been afforded access to the support assets of the Geismar Facility and the general facility support services provided by BCP in connection with BCP's operation of the Geismar Facility;
     WHEREAS,  on  June  11,  1998,  in  United  States  v. Borden Chemicals and
Plastics Operating Limited Partnership, No. 94-2592-A-M2, the United States District Court for the Middle District of Louisiana entered a consent decree (the "Consent Decree") between BCP, the United States and the State of Louisiana in resolution of certain environmental claims relating to the Geismar Facility; WHEREAS, although certain obligations under the Consent Decree have been completed, certain obligations under the Consent Decree remain to be performed; WHEREAS, the parties wish to facilitate the orderly and efficient implementation of the work at the Geismar Facility called for under the Consent Decree; WHEREAS, this Master Agreement and the transactions contemplated herein are subject to the prior approval of the Bankruptcy Court, after notice and hearing in the Bankruptcy Case (the "Bankruptcy Court Approval"); and
WHEREAS, upon Bankruptcy Court Approval, BCP and BCI desire to consummate the transactions contemplated by this Master Agreement in accordance with the terms and conditions hereinafter set forth.
NOW, THEREFORE, in order to implement the foregoing and in consideration of the mutual representations, warranties, covenants and agreements contained herein, the parties hereto agree as follows:
                           ARTICLE I.     DEFINITIONS
     "Affiliate" means a Person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, a specified Person. For the purposes hereof, the term "control" (including, with correlative meanings, the terms "controlling", "controlled by" and "under common control with"), as applied to any Person, means the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of that Person, whether through the ownership of voting securities or by contract or otherwise.
"Bankruptcy Case" shall have the meaning set forth in the first whereas clause above.
"Bankruptcy Code" shall have the meaning set forth in the first whereas clause above.
"Bankruptcy Court" means the United States Bankruptcy Court for the District of Delaware.
"Bankruptcy Court Approval" shall have the meaning set forth in the tenth whereas clause above.
"BCI"  shall  have  the  meaning  set  forth  in  the  preamble  above.
"BCI Exchange Property" means the real property set forth on Exhibit A-2 hereof to be conveyed to BCP pursuant to the provisions of Section 3.1(b) hereof. "BCP" shall have the meaning set forth in the preamble above.
"BCP Exchange Property" means the real property and improvements set forth on Exhibit A-1 hereof to be conveyed to BCI pursuant to the provisions of Section 3.1(a) hereof.
"BCP Site" means the Geismar Facility, after giving effect to the conveyances described in Section 3.1 hereof.
"Closing" shall have the meaning set forth in Section 4.4 hereof. "Closing Date" shall have the meaning set forth in Section 4.4 hereof. "Consent Decree" shall have the meaning set forth in the seventh whereas clause above.
"Environmental Servitude Agreement" means the Environmental Servitude Agreement entered into by BCP and BCI on the Closing Date substantially in the form attached hereto as Exhibit E.
"Formaldehyde Plant" shall have the meaning set forth in the fifth whereas clause above.
"Geismar Environmental Allocation Agreement" means the Environmental Allocation Agreement entered into by BCP and BCI on the Closing Date substantially in the form attached hereto as Exhibit D.
"Geismar Facility" shall have the meaning set forth in the second whereas clause above.
"Governmental Authority" means any domestic or foreign, national, federal, provincial, state, parish, municipal or other local government or body and any division, agent, commission, board or authority of any quasi-governmental or private body exercising any statutory, regulatory, expropriation or taxing authority under the authority of any of the foregoing, any domestic or foreign, international, judicial, quasi-judicial, arbitration or administrative court, tribunal, commission, board or panel acting under the authority of any of the foregoing.
"Governmental Approval" means any approval, consent, license, permit, waiver or other authorization issued, granted, given or otherwise made available by or under the authority of any Governmental Authority or pursuant to any Law. "Law" means any law (including common law), statute, code, ordinance, rule, regulation, authorization or other requirement of a Governmental Authority. "Lien" or "Liens" means any lien, pledge, mortgage, deed of trust, security interest, claim, lease, charge, option, right of first refusal, easement, servitude, transfer restriction, encumbrance or any other restriction or limitation whatsoever.
"Master Agreement" shall have the meaning set forth in the preamble above. "Methanol Plant" means the land leased by BCI to BCP pursuant to the Ground Lease dated July 28, 2000.
"Monochem Substation" means the main electrical substation operated by Monochem on a 1.865 acre parcel of land it owns at the Geismar Facility . "Permit" means any approval, authorization, consent, license, permit, franchise or certificate required by or issued by any Governmental Authority. "Permitted Liens" means those Liens described in Schedules 2.1(d) and 2.2(d). "Person" means any individual, firm, unincorporated organization, corporation
(including any not for profit corporation), general or limited partnership, limited liability company, joint venture, estate, trust, association or other entity (including any Governmental Authority).
"Reciprocal Servitude Agreement" shall mean the Reciprocal Servitude Agreement and Assignment of Servitudes, dated July 28, 2000, between BCI and BCP, as amended.
"Settlement Agreement" means the Settlement Agreement to be entered into by and between BCP, BCP Management, Inc., BCI, the United States on behalf of the Environmental Protection Agency and the Louisiana Department of Environmental Quality in the form attached hereto as Exhibit G.
"Shop Tools" shall have the meaning set forth in Section 3.2 hereof. "Utilities" means those pipe racks, pipelines, utility lines, cables, conduits, switchgear and feeders described in Exhibit B attached hereto.

                            REPRESENTATIONS AND WARRANTIES
                        Representations and Warranties of BCP
                        -------------------------------------
     .BCP  hereby  represents  and  warrants  to  BCI  as  follows:
     -
     Partnership Existence and Power. BCP is a Delaware limited partnership duly
     -------------------------------
formed and validly existing and in good standing under the laws of the State of Delaware and upon Bankruptcy Court Approval shall have all requisite partnership power and authority to execute this Master Agreement and consummate the transactions contemplated hereby.
     Authorization. Subject to Bankruptcy Court Approval, (i) the execution, delivery and performance by BCP of this Master Agreement and the consummation by BCP of the transactions contemplated hereby are within BCP's partnership powers and have been duly authorized by all necessary partnership action on the part of BCP and (ii) this Master Agreement constitutes, and each other agreement executed and delivered or to be executed and delivered by BCP pursuant to this Master Agreement will, upon such execution and delivery, constitute, a legal, valid and binding obligation of BCP enforceable against BCP in accordance with its terms.
     Conflicts.  Subject to Bankruptcy Court Approval, none of the execution and
     ---------
delivery by BCP of this Master Agreement, the consummation of the transactions contemplated hereby, or compliance by BCP with any of the provisions hereof will
(i) conflict with, or result in the breach of, any provision of the organizational documents of BCP; (ii) conflict with, violate, result in the breach or termination of, or constitute a default under any note, bond, mortgage, indenture, license, agreement or other instrument or obligation to which BCP is a party or by which BCP or any of its properties or assets is bound; (iii) violate any statute, rule, regulation, order or decree of any Governmental Authority; or (iv) result in the creation of any Lien upon the properties or assets of BCP other than those arising under or in connection with the Operating Agreement and Lease, the Environmental Servitude Agreement or the Reciprocal Servitude Agreement or the Liens referenced in Sections 3.4, 3.5 and
3.7 hereof. Except as set forth on Section 4.1(b), no consent, waiver, approval, order, Permit or authorization of, or declaration or filing with, or notification to, any Person or Governmental Authority is required on the part of BCP in connection with the execution and delivery of this Master Agreement, or the compliance by BCP, with any of the provisions hereof.
     BCP  Exchange  Property.  BCP  has good and marketable fee title to all BCP
     -----------------------
Exchange  Property,  free and clear of all Liens of any nature whatsoever except
(i) Permitted Liens set forth on Schedule 2.1(d), (ii) such imperfections of title and Liens as do not materially detract from or materially interfere with the use of the properties subject thereto or affected thereby, or otherwise materially impair the business operations involving such properties.
     Tangible  Personal Property and Utilities.  BCP (i) has good and marketable
     -----------------------------------------
title to all tangible personal property and Utilities that are to be conveyed to BCI pursuant to Sections 3.2 and 3.3 free and clear of all Liens and (ii) upon consummation of the transactions contemplated by this Master Agreement, BCI will obtain good and marketable title to, and be entitled to continue to use all such tangible personal property and Utilities free and clear of all Liens.
                        Representations and Warranties of BCI
                        -------------------------------------
     .  BCI  hereby  represents  and  warrants  to  BCP  as  follows:
     -
     Corporate  Existence and Power. BCI is a New Jersey corporation duly formed
     ------------------------------
and validly existing and in good standing under the laws of the State of New Jersey and has all requisite corporate power and authority to execute this Master Agreement and consummate the transactions contemplated hereby.
     Authorization.  The  execution,  delivery  and  performance  by BCI of this
     -------------
Master Agreement and the consummation by BCI of the transactions contemplated hereby are within BCI's corporate powers and have been duly authorized by all necessary corporate action on the part of BCI. This Master Agreement constitutes, and each other agreement executed and delivered or to be executed and delivered by BCI pursuant to this Master Agreement will, upon such execution and delivery, constitute, a legal, valid and binding obligation of BCI enforceable against BCI in accordance with its terms, except to the extent that such enforceability may be limited by bankruptcy, insolvency, reorganization, moratorium or other Laws relating to or affecting creditors' rights generally and by general equitable principles.
     Conflicts.  None  of  the  execution  and  delivery  by  BCI of this Master
     ---------
Agreement,  the  consummation  of  the  transactions  contemplated  hereby,  or
     -
compliance  by  BCI with any of the provisions hereof will (i) conflict with, or
     -
result  in  the breach of, any provision of the organizational documents of BCI;
(ii) conflict with, violate, result in the breach or termination of, or constitute a default under any note, bond, mortgage, indenture, license, agreement or other instrument or obligation to which BCI is a party or by which BCI or any of its properties or assets is bound; (iii) violate any statute, rule, regulation, order or decree of any Governmental Authority; or (iv) result in the creation of any Lien upon the properties or assets of BCI other than those arising under or in connection with the Operating Agreement and Lease, the Environmental Servitude Agreement or the Reciprocal Servitude Agreement or the Liens referenced in Section 3.4 hereof. Except as set forth on Section 4.1(b), no consent, waiver, approval, order, Permit or authorization of, or declaration or filing with, or notification to, any Person or Governmental Authority is required on the part of BCI in connection with the execution and delivery of this Master Agreement, or the compliance by BCI, with any of the provisions hereof.
     BCI  Exchange  Property.  BCI  has good and marketable fee title to all BCI
     -----------------------
Exchange  Property,  free and clear of all Liens of any nature whatsoever except
(i) Permitted Liens set forth on Schedule 2.2(d), (ii) such imperfections of title and Liens as do not materially detract from or materially interfere with the use of the properties subject thereto or affected thereby, or otherwise materially impair the use of the properties subject thereto or affected thereby, or otherwise materially impair the business operations involving such properties.
                        No Other Representations or Warranties
                        --------------------------------------
     .  Except  for the representations and warranties contained in this Article
     -
II, neither BCP nor BCI, nor any of their respective officers, directors, employees, agents or representatives, made any representations or warranties with respect to the execution and delivery of this Master Agreement or the transactions contemplated hereby.
                                      COVENANTS
     In consideration of the mutual agreements and covenants set forth herein, each of BCP and BCI agree as follows:
                              Real Property Conveyances
                              -------------------------
     .  (a)  Subject  to  the terms and conditions of this Master Agreement, BCP
     -
agrees  that  at  the  Closing  it will convey to BCI the BCP Exchange Property.
(B)SUBJECT TO THE TERMS AND CONDITIONS OF THIS MASTER AGREEMENT, BCI AGREES THAT AT THE CLOSING IT WILL CONVEY TO BCP THE BCI EXCHANGE PROPERTY.


                               Other Asset Conveyances
                               -----------------------
     .  At  the Closing, BCP shall convey and deliver to BCI all of the methanol
     -
maintenance shop tools and equipment described on Schedule 3.2 hereto (the "Shop Tools").
                                Utilities Conveyances
                                ---------------------
     .  BCP  agrees that, at the Closing, BCP shall convey to BCI the pipelines,
     -
utility lines, cables, conduits, switchgear, and feeders described in Exhibit B hereto (collectively, the "Utilities").
                            Reciprocal Servitude Agreement
                            ------------------------------
     .The parties hereby agree that at the Closing, they shall amend and restate
     -
the  Reciprocal  Servitude  Agreement  in  order  to:
ratify and confirm the reciprocal servitudes granted by BCP and BCI to each other, to ratify and confirm any servitudes granted by BCP to BCI and to ratify and confirm any servitudes granted by BCI to BCP;
grant  to  BCI  a servitude for the location of Utilities on the BCP Site and to give BCI the right to operate, maintain, alter, repair, replace, improve and remove the Utilities on BCP's land and the right to use for this purpose, and maintain alter, repair, replace and improve any and all pipe racks upon which such Utilities are located;
acknowledge the new property boundaries between BCP and BCI created by the real property conveyances described in Section 3.1 above;
grant to BCI a servitude for the location of one additional 4 inch pipeline for the conveyance of formaldehyde across the BCP Site, at the approximate location shown in Exhibit F hereof and to provide BCI the right to construct, operate, maintain, alter, repair, replace, improve and remove such pipeline for the conveyance of formaldehyde across BCP's land, at the approximate location shown in Exhibit F hereof;
grant to BCI a servitude for the location of one electrical feeder across BCP's land and running from the Monochem Substation to the Formaldehyde Plant and to provide BCI the right to construct, operate, maintain, alter, repair, replace, improve and remove such electrical feeder across BCP's land running from the Monochem Substation to the Formaldehyde Plant;
provide that any purchaser of the Geismar Facility shall have the right of access to and shared use of the Utilities as necessary for the operation of the Geismar Facility and the right to be allocated such portion of the capacity of the Utilities as needed for such operation, subject to such purchaser's agreement to pay its proportionate share of the costs of operating, maintaining, repairing, replacing and improving such Utilities; and provide that all servitudes described in the Reciprocal Servitude Agreement as amended shall have a perpetual duration until abandoned by BCI and shall not terminate with the cessation of the exchange of utility services between BCI and BCP.
     Waste  Water  Assets
     --------------------
     .  Each of BCP and BCI agree to enter into an Operating Agreement and Lease
     -
on  the  Closing  Date  substantially  in  the  form  of  Exhibit  C  hereto.
Section  1.01     Geismar Environmental Allocation AgreementOn the Closing Date,
                  ------------------------------------------
each of BCP and BCI agree to enter into the Geismar Environmental Allocation Agreement substantially in the form of Exhibit D hereto.
     Environmental  Servitude  Agreement
     -----------------------------------
        On the Closing Date, each of BCP and BCI agree to enter into an Environmental Servitude Agreement substantially in the form of Exhibit E hereto.
                                    Certain Fees.
                                    -------------
      BCI hereby agrees to bear all reasonable costs associated with the transfer or conveyance by BCP of any easement, covenant or other right of way to BCI in connection with the transactions contemplated by this Master Agreement.
     Further  Assurances
     -------------------
     .  From time to time, and as and when requested by either party hereto, the
     -
other party shall execute and deliver, or cause to be executed and delivered, all such documents and instruments and shall take, or cause to be taken, all such further actions as such other party may reasonably deem necessary or desirable to consummate and make effective the transactions contemplated by this Master Agreement.
     Terms  of  Conveyance.  The exchange of real property and the conveyance of
     ---------------------
tangible personal property and Utilities hereunder shall be made without any warranties, express or implied, except as to the grantor's own acts, but with full substitution and subrogation to all rights or cause of actions against prior owners. To give effect thereto, the exchange of property and the conveyance of other property between the parties hereto shall contain provisions substantially as set forth in Schedule 3.10 hereto, and the conveyance instrument for the exchange of property shall recite that the value of the BCP Exchange Property is equal in value to the BCI Exchange Property, the Utilities and the Shop Tools, coupled with the performance of obligations by BCI pursuant to this Master Agreement.
          Discharge  of Liens. Except for Permitted Liens, all Liens against the
          --------------------
BCP Exchange Property, the Utilities and the Shop Tools shall be released and discharged by the Bankruptcy Court in connection with such court's approval of the Settlement Agreement.

                                       CLOSING
                   Conditions Precedent to Obligations of Parties.
                   -----------------------------------------------
       The respective obligations of each of the parties hereto to consummate the transactions contemplated by this Master Agreement are subject to the satisfaction or waiver, at or prior to the Closing Date, of each of the following conditions:
     No  Injunction.  At  the  Closing  Date,  there  shall  be  no  injunction,
     --------------
restraining order or decree of any nature of any court or Governmental Authority
     ---
of competent jurisdiction that is in effect that restrains or prohibits the consummation of the transactions contemplated by this Master Agreement; provided, however, that the party invoking this condition shall use its best
           -------
efforts to have any such injunction, order or decree vacated or denied (it being understood that nothing in this Section 4.1(a) shall be construed as limiting or affecting any provision of the Settlement Agreement).
     Governmental  Approvals.  (I)  Each  of  the  United  States  Department of
     -----------------------
Justice, the United States Environmental Protection Agency and the Louisiana Department of Environmental Quality, as well as BCP, BCI and BCP Management, Inc., shall have executed the Settlement Agreement attached hereto as Exhibit G, and the Settlement Agreement shall have been approved by the Bankruptcy Court and shall have become effective by its terms.
(i)     This  Master  Agreement  (including  the  Exhibits and Schedules hereto)
shall  have  been  approved  by  the  Bankruptcy  Court.
     Conditions  Precedent  to  the  Obligation  of  BCI
     ---------------------------------------------------
     .  The  obligation  of  BCI  to consummate the transactions contemplated by
     -
this Master Agreement is subject to the satisfaction or waiver, at or prior to the Closing Date, of each of the following additional conditions:
     Accuracy  of  Representations  and  Warranties.  The  representations  and
     ----------------------------------------------
warranties  of  BCP contained in this Master Agreement shall be true and correct
     -
in  all  material  respects  as of the Closing Date as if made at and as of such date.
     Performance of Covenants.  BCP shall have complied in all material respects
     ------------------------
with all of its covenants and obligations contained in this Master Agreement to be complied with by it prior to or on the Closing Date.
     Certificate.  BCI  shall  have  received  a certificate from BCP, dated the
     -----------
Closing Date, executed on behalf of BCP by its chief executive officer/an authorized signatory to the effect that the conditions specified in paragraphs
(a)  and  (b)  above  have  been  satisfied.
     Conditions  Precedent  to  the  Obligation  of  BCP
     ---------------------------------------------------
     .The  obligation of BCP to consummate the transactions contemplated by this
     -
Master Agreement is subject to the satisfaction or waiver by BCP, at or prior to the Closing Date, of each of the following additional conditions:
     Accuracy  of  Representations  and  Warranties.  The  representations  and
     ----------------------------------------------
warranties  of  the  BCI  contained  in  this Master Agreement shall be true and
     -
correct in all material respects as of the Closing Date as if made at and as of such date.
     Performance of Covenants.  BCI shall have complied in all material respects
     ------------------------
with all covenants and obligations contained in this Master Agreement to be complied with by it prior to or at the Closing Date.
     Certificate.  BCP  shall  have  received  a  certificate  of BCI, dated the
     -----------
Closing Date, executed on behalf of BCI by its chief executive officer/an authorized signatory to the effect that the conditions specified in paragraphs
(a)  and  (b)  above  have  been  satisfied.
     Closing.
     --------
     Subject to the satisfaction or waiver of all of the conditions precedent set forth in this Article IV, the closing ("Closing") of the transactions contemplated by this Master Agreement shall take place at the offices of BCI at 180 East Broad Street, Columbus, Ohio, or at such other location as the parties agree, at 10:00am on a date specified by the parties in writing (the "Closing
Date") which will be no later than the 10th day following the satisfaction or waiver of all of the conditions precedent set forth in this Article IV. At the Closing, the parties will cause each of the transactions contemplated by this Master Agreement not already consummated to be consummated. Subject to Article V, the failure to consummate the transactions contemplated by this Master Agreement on or prior to the Closing Date shall not result in the termination of this Master Agreement nor relieve any party of any obligation under this Master Agreement.

                                     TERMINATION
                                     Termination
                                     -----------
     .  (a  )  General.  This  Master  Agreement  may  be  terminated  and  the
     -
transactions  contemplated hereby abandoned at any time prior to the Closing (i)
     -
by mutual written consent of BCP and BCI, (ii) by either BCP or BCI if the Closing has not occurred on or prior to the 120th day following execution of this Master Agreement; provided, however, that the party seeking termination pursuant to this Section 5.1(a)(ii) in not in breach of any of its representations, warranties, covenants or agreements contained in this Master Agreement, or (iii) by either BCP or BCI if this Master Agreement shall have not been approved by the Bankruptcy Court on or prior to the 90th day following execution of this Master Agreement.
(b)     Termination  Procedure.  In  the  event  of  termination  of this Master
        ----------------------
Agreement by any party hereto pursuant to this Section 5.1, written notice thereof shall be given promptly to the other party in accordance with Section
6.1 hereof and the transactions contemplated by this Master Agreement shall be terminated, without further action by any party; provided, however, that nothing
                                                 --------  -------
herein  shall  relieve  any  party  from  liability  for  any  breach  hereof.
     Survival  of  Certain  Provisions.  The  provisions  of  this Article V and
     ---------------------------------
Section  6.8  shall  survive  any  termination  of  this  Master  Agreement.

                                    MISCELLANEOUS
     Notices
     . All notices under this Master Agreement shall be in writing and shall be sent registered or certified mail, return receipt requested, addressed to the proper party shown below, unless the name or said address shall have been changed by written notice:

If  to  BCI:
BORDEN  CHEMICAL,  INC.
180  East  Broad  Street
Columbus,  Ohio  43215
Attn:  President
with  copies  to:
BORDEN  CHEMICAL,  INC.
180  East  Broad  Street
Columbus,  Ohio  43215
Attn:  General  Counsel
If  to  BCP:
BORDEN  CHEMICALS  AND  PLASTICS  OPERATING  LIMITED  PARTNERSHIP
c/o  BCP  Management,  Inc.
Vorys,  Sater,  Seymour  and  Pease,  LLP
52  East  Gay  Street
Columbus,  OH  43216
Attn:  Joseph  D.  Lonardo

with  copies  to:

Lemle  &  Kelleher
601  Poydras  Street,  21st  Floor
New  Orleans,  LA  70130
Attn:  Mr.  E.  L.  Edwards

          and

     Jones,  Day,  Reavis  &  Pogue
     3500  SunTrust  Plaza
     303  Peachtree  Street,  N.E.
     Atlanta,  Georgia  30308-3242
     Attn:  Mr.  Neil  P.  Olack

SECTION  1.02     SEVERABILITY
                  ------------
     .  The  provisions  of this Master Agreement and the Schedules and Exhibits
     -
attached hereto shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof. If any provision of this Master Agreement or any Exhibit hereto, or the application thereof to any Person or any circumstance, is found to be invalid or unenforceable in any forum having jurisdiction, (i) a suitable and equitable provision shall be substituted therefor in order to carry out, so far as may be valid or enforceable, such provision and (ii) the remainder of this Master Agreement and the application of such provision to other Persons or circumstances shall not be affected by such invalidity or unenforceability, except to the extent of the mitigation provided for in clause (i) nor shall such invalidity or unenforceability affect the validity or enforceability of such provision,  or  the  application  thereof,  in  any  other  jurisdiction.
     COUNTERPARTS
     ------------
     .  This  Master Agreement may be executed in one or more counterparts, each
     -
of which shall be deemed an original and all of which shall, taken together, be considered one and the same agreement.
     ENTIRE  AGREEMENT;  NO  THIRD  PARTY  BENEFICIARIES
     ---------------------------------------------------
     .  Except  for any other agreements entered into by the parties on the date
     -
hereof,and except for such prior agreements identified on Schedule 6.4 of this Master Agreement (the "Ancillary Agreements"), which Ancillary Agreements shall not be modified, altered or affectedin any way by this Master Agreement or any of its Exhibits or Schedulesunless expresslyprovided by this Master Agreement or its Exhibits or Schedules,this Master Agreement, together with its Exhibits and Schedules (i) constitutes the entire agreement as of the time of execution of this Master Agreement and supersedes all prior agreements and understandings, both written and oral, among BCP and BCI with respect to the matters or conditions addressed herein (including the matters and conditions addressed in the Schedules and Exhibits hereto) and (ii) except as provided in the Settlement Agreement or the Geismar Environmental Allocation Agreement, is not intended to confer upon any Person other than the parties hereto any rights or remedies hereunder. Enforcement of this Master Agreement and its Exhibits and Schedules shall be the exclusive remedy of the parties with respect to any claim or cause of action arising out of any such matters or conditions.
     GOVERNING  LAW
     --------------
     .  This Agreement shall be governed by and construed in accordance with the
     -
laws  of  the  State  of  Louisiana.
     CONSENT  TO  JURISDICTION
     -------------------------
     .  Each  of  the  parties  hereto  irrevocably  submits  to  the  exclusive
     -
jurisdiction  of  the  Bankruptcy  Court for the purposes of any suit, action or
     -
other proceeding arising out of this Master Agreement or any transaction contemplated hereby. Each of the parties hereto further agrees that service of any process, summons, notice or document by U.S. registered mail to such party's respective address set forth in Section 6.1 shall be effective service of process for any action, suit or proceeding with respect to any matters to which it has submitted to jurisdiction as set forth above in the immediately preceding sentence. Each of the parties hereto irrevocably and unconditionally waives any objection to the laying of venue of any action, suit or proceeding arising out of this Master Agreement or the transactions contemplated hereby or thereby in the Bankruptcy Court, and hereby further irrevocably and unconditionally waives and agrees not to plead or claim in any such court that any such action, suit or proceeding brought in any such court has been brought in an inconvenient forum.
                                      ASSIGNMENT
                                      ----------
     .Neither  this  Master  Agreement  nor  any  of  the  rights or obligations
     -
hereunder  shall  be  assigned  by  any  of the parties hereto without the prior
     -
written consent of BCI, in the case of any assignment by BCP, or BCP, in the case of any assignment by BCI, as applicable. This Master Agreement will be binding upon, inure to the benefit of and be enforceable by the parties and their respective successors and permitted assigns. Any attempted assignment in violation of the terms of this Section 6.7 shall be null and void, ab initio.
     EXPENSES
     --------
     .  Except  as  otherwise  expressly  specified  elsewhere  in  this  Master
     -
Agreement,  all  costs  and  expenses  incurred  in  connection with this Master
     -
Agreement  and  the  transactions contemplated by this Master Agreement shall be
     -
paid  by  the  party  incurring  such  cost  or  expense.






















IN  WITNESS  WHEREOF,  the parties have caused this Agreement to be executed and
--------------------------------------------------------------------------------
delivered  by  their  duly authorized officers to be effective as of the day and
--------------------------------------------------------------------------------
year  first  above  written.
----------------------------

BORDEN  CHEMICAL,  INC.

By:  ____________________________

Its:  _____________________________


BORDEN  CHEMICALS  AND  PLASTICS
OPERATING  LIMITED  PARTNERSHIP
By:  BCP  Management,  Inc.,  General  Partner

By:  ______________________________

Its:  ______________________________



































































                                                                     EXHIBIT A-1
                         REAL PROPERTY AND IMPROVEMENTS
                              TO BE CONVEYED TO BCI
     1.372 acres of land immediately north of the methanol maintenance building (see attached metes and bounds description).
     Four  stainless  tanks east of the formaldehyde plant and the approximately
0.25 acres of land area they occupy (the exact dimensions of which shall be determined by survey).
     Demineralized water storage tank and the approximately 40 ft. by 40 ft. parcel of land area it occupies at the northeast corner of Formaldehyde Plant 3 with two pumps (the exact dimensions of which shall be determined by survey).
     VE Flare and the 0.009 acres of land it occupies (as shown as Inset "D" on "Map Showing Parcels 1, 2 and 3 Being a Portion of Borden Chemical and Plastics Property Located in Sec. 11, T-10-S, R-2-E, Ascension Parish, Louisiana" drawn be Neel-Schaffer, Inc., Brown & Butler Engineers, Planners, and dated July 6, 2000, revised July 20, 2000, July 25, 2000 and July 27, 2000).
     The following improvements located on the Methanol Plant site previously leased from BCI: (i) the methanol maintenance shop and (ii) carbon steel tanks on south side of the Methanol Plant (four 350,000 gallon tanks and three smaller tanks). These improvements will not be removed by BCP when it dismantles the Methanol Plant.































































                          METES AND BOUNDS DESCRIPTION
     OF
     A  CERTAIN  TRACT  OR  PARCEL  OF  LAND  CONTAINING
     1.372  ACRES  AND  BEING  DESIGNATED  AS  PARCEL  4
     LOCATED  IN  SECTION  11
     TOWNSHIP  10  SOUTH  -  RANGE  2  EAST
     ASCENSION  PARISH,  LOUISIANA

     A certain tract or parcel of land containing 1.372 acres and being designated as Parcel 4, located in Section 11, Township 10 South - Range 2 East, Ascension Parish, Louisiana, and being more particularly described as follows:
From a POINT OF REFERENCE being the intersection of the southerly right of way line of LA Hwy. 73 and the westerly right of way line of Illinois Central Railroad proceed North 58 17'16" West a distance of 25.41' to a point and corner at Plant Grid Coordinates North 4154.04-East 2000.72;
thence proceed North 41 58'10" East a distance of 779.62' to a point and corner; thence proceed North 42 25'10" East a distance of 1578.94' to a point and corner at Plant Grid Coordinates North 4173.08-East 4359.39;
thence proceed South 47 16'00" East a distance of 302.96' to a set P-K nail at Plant Grid Coordinates North 3870.12-East 4359.39 and the POINT OF BEGINNING. thence proceed N 42 13'57'' E a distance of 237.19' to a point and corner at Plant Grid Coordinates North 3872.19-East 4596.58;
thence proceed S 47 48'31'' E a distance of 122.95' to a point and corner at Plant Grid Coordinates North 3749.25-East 4597.73;
thence proceed S 71 20'17'' E a distance of 14.08' to a point and corner at Plant Grid Coordinates North 3736.39-East 4603.47;
thence proceed S 46 58'33'' E a distance of 113.60' to a point and corner at Plant Grid Coordinates North 3622.80-East 4602.90;
thence proceed S 42 44'00'' W a distance of 243.51' to a point and corner at Plant Grid Coordinates North 3622.80-East 4359.39;
     thence proceed N 47 16'00'' W a distance of 247.33' to a point and corner at Plant Grid Coordinates North 3870.12-East 4359.39; being the POINT OF BEGINNING and containing 1.372 acres more or less and is more fully shown on a map by Neel-Schaffer, Inc./Brown & Butler, dated June 13, 2000, revised thru xxxxxxx, 2002 and titled "Map Showing Parcels 1,2, 3 & 4, Being a Portion of Borden Chemical and Plastics Property, Located In Section 11, T10S-R2E, Ascension Parish, Louisiana."


















































                                                                     EXHIBIT A-2
                       REAL PROPERTY TO BE CONVEYED TO BCP

                          METES AND BOUNDS DESCRIPTION
     OF
     A  CERTAIN  TRACT  OR  PARCEL  OF  LAND  CONTAINING
     4.053  ACRES  AND  BEING  DESIGNATED  AS  PARCEL  3-B
     LOCATED  IN  SECTION  11
     TOWNSHIP  10  SOUTH  -  RANGE  2  EAST
     ASCENSION  PARISH,  LOUISIANA

     A certain tract or parcel of land containing 4.053 acres and being designated as Parcel 3-B, located in Section 11, Township 10 South - Range 2 East, Ascension Parish, Louisiana, and being more particularly described as follows:
From a POINT OF REFERENCE being the intersection of the southerly right of way line of LA Hwy. 73 and the westerly right of way line of Illinois Central Railroad proceed North 58 17'16" West a distance of 25.41' to a point and corner at Plant Grid Coordinates North 4154.04-East 2000.72;
thence proceed North 41 58'10" East a distance of 779.62' to a point and corner; thence proceed North 42 25'10" East a distance of 1578.94' to a point and corner at Plant Grid Coordinates North 4173.08-East 4359.39;
thence proceed South 47 16'00" East a distance of 747.92'' to a point and corner at Plant Grid Coordinates North 3425.16-East 4359.39;
thence proceed N 42 42'52'' E a distance of 242.51' to the POINT OF BEGINNING at Plant Grid Coordinates North 3425.25-East 4601.89;
thence proceed N 42 42'52'' E a distance of 484.10' to a point and corner at Plant Grid Coordinates North 3425.40-East 5086.05;
thence proceed S 47 16'09'' E a distance of 91.90' to a point and corner at Plant Grid Coordinates North 3333.50-East 5086.05;
thence proceed S 42 46'05'' W a distance of 97.45' to a point and corner at Plant Grid Coordinates North 3333.56-East 4988.60;
thence proceed S 47 23'57'' E a distance of 220.79' to a point and corner at Plant Grid Coordinates North 3112.78-East 4989.11;
thence proceed N 42 41'48'' E a distance of 129.43' to a point and corner at Plant Grid Coordinates North 3112.86-East 5118.54;
thence proceed S 47 06'21'' E a distance of 52.67' to a point and corner at Plant Grid Coordinates North 3060.19-East 5118.40;
thence proceed S 42 11'09'' W a distance of 5.97' to a point and corner at Plant Grid Coordinates North 3060.13-East 5112.42;
thence proceed S 47 01'39'' E a distance of 94.77' to a point and corner at Plant Grid Coordinates North 2965.36-East 5112.03;
thence proceed S 42 41'53'' W a distance of 429.98' to a point and corner at Plant Grid Coordinates North 2965.09-East 4682.05;
thence proceed N 47 24'32'' W a distance of 319.42' to a point and corner at Plant Grid Coordinates North 3284.52-East 4681.25;
thence proceed S 42 40'48'' W a distance of 25.06' to a point and corner at Plant Grid Coordinates North 3284.49-East 4656.19;
thence proceed N 47 19'12'' W a distance of 64.74' to a point and corner at Plant Grid Coordinates North 3349.23-East 4656.13;
thence proceed S 42 40'48'' W a distance of 54.62' to a point and corner at Plant Grid Coordinates North 3349.18-East 4601.51;
     thence proceed N 46 56'16'' W a distance of 76.06' to the POINT OF BEGINNING containing 4.053 acres more or less and is more fully shown on a map by Neel-Schaffer, Inc./Brown & Butler, dated June 13, 2000, revised thru xxxxx, 2002 and titled "Map Showing Parcels 1,2, 3 & 4, Being a Portion of Borden Chemical and Plastics Property, Located In Section 11, T10S-R2E, Ascension Parish, Louisiana."































                                                                       EXHIBIT B
                                    UTILITIES




















































































                                                                       EXHIBIT C

                          OPERATING AGREEMENT AND LEASE



















































































                                                                       EXHIBIT D

                   GEISMAR ENVIRONMENTAL ALLOCATION AGREEMENT




















































































                                                                       EXHIBIT E

                        ENVIRONMENTAL SERVITUDE AGREEMENT






















































































                                                                       EXHIBIT F

                      LOCATION OF BCI FORMALDEHYDE PIPELINE
                                  July 3, 2002

                          METES AND BOUNDS DESCRIPTION
                         OF THE CENTERLINE OF A PROPOSED
                 4" FORMALDEHYDE PIPELINE ACROSS THE PROPERTY OF
                          BORDEN CHEMICALS & PLASTICS,
                             LOCATED IN SECTION 11,
                        TOWNSHIP 10 SOUTH - RANGE 2 EAST,
                           ASCENSION PARISH, LOUISIANA


The centerline of a proposed 4" Formaldehyde pipeline across the property of Borden Chemicals and Plastics, located in Section 11, Township 10 South - Range 2 East, Ascension Parish, Louisiana, and being more particularly described as follows:
FIRST:
------
     From a POINT OF REFERENCE being a concrete monument located at the intersection of the northerly right of way line of "E" Avenue and the westerly right of way line of 40th Street at Plant Grid Coordinates N 1084.01 - E 3956.00 proceed along the westerly right of way line of 40th Street N 47 16'00" W a distance of 1,975.95' to a point and corner at Plant Grid Coordinates N 3059.96
- E 3956; thence proceed S 42 44'00" W a distance of 221.36' to the POINT OF BEGINNING at Plant Grid Coordinates N 3059.96 - E 3734.64;
     From said POINT OF BEGINNING, thence proceed N 42 44'00'' E a distance of 22.93' to a point and corner at Plant Grid Coordinates N 3059.96 - E 3757.57;
     thence proceed S 47 16'00'' E a distance of 6.94' to a point and corner at Plant Grid Coordinates N 3053.03 - E 3757.57;
thence proceed N 42 44'00'' E a distance of 10.36' to a point and corner at Plant Grid Coordinates N 3053.03 - E 3767.93;
thence proceed N 47 16'00'' W a distance of 6.94' to a point and corner at Plant Grid Coordinates N 3059.96 - E 3767.93 thence proceed N 42 44'00'' E a distance of 45.89' to a point and corner at Plant Grid Coordinates N 3059.96 - E 3813.82;
thence proceed S 47 16'00'' E a distance of 6.01' to a point and corner at Plant Grid Coordinates N 3053.96 - E 3813.82;
thence proceed N 42 44'00'' E a distance of 13.21' to a point and corner at Plant Grid Coordinates N 3053.96 - E 3827.03;
thence proceed N 02 16'00'' W a distance of 26.98' to a point and corner at Plant Grid Coordinates N 3073.04 - E 3846.11;
thence proceed N 42 44'00'' E a distance of 13.96' to a point and corner at Plant Grid Coordinates N 3073.04 - E 3860.08;
thence proceed N 47 16'00'' W a distance of 3.67' to a point and corner at Plant Grid Coordinates N 3076.71 - E 3860.08;
thence proceed N 42 44'00'' E a distance of 84.93' to a point and corner at Plant Grid Coordinates N 3076.71 - E 3945.01;
thence proceed S 47 16'00'' E a distance of 2.05' to a point and corner at Plant Grid Coordinates N 3074.65 - E 3945.01;
thence proceed N 42 44'00'' E a distance of 16.33' to a point and corner at Plant Grid Coordinates N 3074.65 - E 3961.34;
thence proceed S 47 16'00'' E a distance of 100.91' to a point and corner at Plant Grid Coordinates N 2973.74 - E 3961.34;
thence proceed S 42 44'00'' W a distance of 1.55' to a point and corner at Plant Grid Coordinates N 2973.74 - E 3959.79;
thence proceed S 47 16'00'' E a distance of 204.30' to a point and corner at Plant Grid Coordinates N 2769.44 - E 3959.79;
thence proceed N 42 44'00'' E a distance of 7.24' to a point and corner at Plant Grid Coordinates N 2769.44 - E 3967.03;





























































     thence proceed S 47 16'00'' E a distance of 8.52' to a point and corner at Plant Grid Coordinates N 2760.93 - E 3967.03;
thence proceed S 42 44'00'' W a distance of 7.24' to a point and corner at Plant Grid Coordinates N 2760.93 - E 3959.79;
thence proceed S 47 16'00'' E a distance of 380.34' to a point and corner at Plant Grid Coordinates N 2380.58 - E 3959.79;
thence proceed N 42 44'00'' E a distance of 7.15' to a point and corner at Plant Grid Coordinates N 2380.58 - E 3966.94;
thence proceed S 47 16'00'' E a distance of 8.49' to a point and corner at Plant Grid Coordinates N2372.09 - E 3966.94;
thence proceed S 42 44'00'' W a distance of 7.15' to a point and corner at Plant Grid Coordinates N 2372.09 - E 3959.79;
thence proceed S 47 16'00'' E a distance of 43.26' to a point and corner at Plant Grid Coordinates N 2328.83 - E 3959.79;
thence proceed N 42 44'00'' E a distance of 6.82' to a point and corner at Plant Grid Coordinates N 2328.83 - E 3966.61 thence proceed S 47 16'00'' E a distance of 87.08' to a point and corner at Plant Grid Coordinates N 2241.74 - E 3966.61;
thence proceed S 42 44'00'' W a distance of 4.40' to a point and corner at Plant Grid Coordinates N 2241.74 - E 3962.21;
thence proceed S 47 16'00'' E a distance of 145.35' to a point and corner at Plant Grid Coordinates N 2096.39 - E 3962.21;
thence proceed N 87 44'00'' E a distance of 14.30' to a point and corner at Plant Grid Coordinates N 2086.28 - E 3972.32;
thence proceed S 47 16'00'' E a distance of 77.15' to a point and corner at Plant Grid Coordinates N 2009.14 - E 3972.32;





























































     thence proceed S 02 16'00'' E a distance of 15.47' to a point and corner at Plant Grid Coordinates N 1998.20 - E 3961.38;
thence proceed S 47 16'00'' E a distance of 87.19' to a point and corner at Plant Grid Coordinates N1911.01 - E 3961.38;
thence proceed S 42 44'00'' W a distance of 6.20' to a point and corner at Plant Grid Coordinates N 1911.00 - E 3955.19;
thence proceed S 47 16'00'' E a distance of 61.00' to a point and corner on the Property Line between Borden Chemicals and Plastics and Uniroyal Chemicals Co. Inc. at Plant Grid Coordinates N 1850.00 - E 3955.19;
SECOND:
-------
     From a POINT OF REFERENCE being a concrete monument located at the intersection of the northerly right of way line of "E" Avenue and the westerly right of way line of 40th Street at Plant Grid Coordinates N 1084.01 - E 3956.00 proceed along the westerly right of way line of 40th Street N 47 16'00" W a distance of 677.07' to the POINT OF BEGINNING at Plant Grid Coordinates N 1761.08 - E 3956;
     From  said  POINT  OF  BEGINNING,
thence proceed N 42 44'00'' E a distance of 7.36' to a point and corner at Plant Grid Coordinates N 1761.08 - E 3963.36;
thence proceed S 47 16'00'' E a distance of 39.87' to a point and corner at Plant Grid Coordinates N 1721.20 - E 3963.36;
thence proceed N 42 44'00'' E a distance of 6.48' to a point and corner at Plant Grid Coordinates N 1721.20 - E 3969.84;
thence proceed S 47 16'00'' E a distance of 116.51' to a point and corner at Plant Grid Coordinates N 1604.69 - E 3969.84;
thence proceed S 42 44'00'' W a distance of 6.17' to a point and corner at Plant Grid Coordinates N 1604.69 - E 3963.67;































































     thence proceed S 47 16'00'' E a distance of 23.06' to a point and corner at Plant Grid Coordinates N 1581.63 - E 3963.67;
thence proceed N 42 44'00'' E a distance of 6.17' to a point and corner at Plant Grid Coordinates N 1581.63 - E 3969.84 thence proceed S 47 16'00'' E a distance of 317.18' to a point and corner at Plant Grid Coordinates N 1264.45 - E 3969.84 thence proceed S 42 44'00'' W a distance of 6.42' to a point and corner at Plant Grid Coordinates N 1264.45 - E 3963.42;
thence proceed S 47 16'00'' E a distance of 22.65' to a point and corner at Plant Grid Coordinates N1241.81 - E 3963.42;
thence proceed N 42 44'00'' E a distance of 6.42' to a point and corner at Plant Grid Coordinates N 1241.81 - E 3969.84;
thence proceed S 47 16'00'' E a distance of 131.81' to a point and corner on the property line between Borden Chemicals and Plastics and Uniroyal Chemical Co. Inc.at Plant Grid Coordinates N 1110.00 - E 3969.84

The above description based on drawings provided the Surveyor by R & D Consulting, Inc. and titled "Offsites 4" Formaldehyde Line to BASF - Plan of Pipeline Centerline". Drawing Number SK-6672-01 through Drawing Number SK-6672-04, dated June 2002.




     Gerald  W.  Middleton,  Jr.,  P.L.S.
 LA  Reg.  No.  4856



























































                                                           EXHIBIT  G

                              SETTLEMENT AGREEMENT




















































































                                                                 SCHEDULE 2.1(d)

                    PERMITTED LIENS ON BCP EXCHANGE PROPERTY

Liens arising under of in connection with the Reciprocal Servitude Agreement and Assignment of Servitudes, dated July 28, 2000, between BCI and BCP, as amended.



















































































                                                                 SCHEDULE 2.2(d)

                    PERMITTED LIENS ON BCI EXCHANGE PROPERTY

Liens arising under or in connection with the Reciprocal Servitude Agreement and Assignment of Servitudes, dated July 28, 2000, between BCI and BCP, as amended.















































































                                                                    SCHEDULE 3.2

                  METHANOL MAINTENANCE SHOP TOOLS AND EQUIPMENT
One overhead five ton bridge crane currently installed in the methanol maintenance shop.


















































































                                                  SCHEDULE  3.10
                      TERMS OF EACH CONVEYANCE INSTRUMENTS

This exchange of property or conveyance of property, as the case may be, is made and accepted (i) without any warranty as to title except against the act(s) of each transferor, but with substitution and subrogation in and to all the rights and actions of warranty which each transferor has or may have against all preceding owners and vendors, and (ii) each conveyance is made and accepted "AS IS, WHERE IS" without any warranties of any kind whatsoever as to the use or condition of the property transferred or any of the component parts thereof or the absence of apparent or hidden defects in such property, including, without limitation, the environmental condition of such property. Each transferee hereby waives (i) the warranty against hidden defects or redhibitory vices in the property acquired otherwise imposed by Article 2475 of the Louisiana Civil Code or other applicable law, and (ii) any rights it may otherwise have in redhibition pursuant to Articles 2530 through 2548 of the Louisiana Civil Code or other applicable law, and release the transferor of such property from any liability which may otherwise arise out of such warranty and rights in connection with the conveyance of such property. Each party hereto declares and acknowledges that such waivers and release of liability constitute a material part of the consideration for the exchange of property hereunder, that such waivers and release of liability and the legal effect thereof have been explained in detail, and that each party has voluntarily and knowingly agreed thereto. Each party hereby acknowledges and confirms that it has had ample opportunity to inspect fully the property acquired, has inspected such property to the extent the transferee desires, is purchasing such property in its present condition "AS IS - WHERE IS" with all defects, and does hereby waive and relinquish, to the fullest extent permitted by law, any and all rights to void the exchange or to claim damages or the return of the property transferred by the complainant on account of any latent, hidden, or apparent vice or defect in the property acquired.























































                           PRIOR ANCILLARY AGREEMENTS

A. January 26, 2000 Agreement to Sell and Purchase with respect to BCI's acquisition of land from BCP in or near Ascension Parish, Geismar, Louisiana.

B. January 26, 2000 Act of Cash Sale by BCP to BCI with respect to the BCI's acquisition of land from the BCP in or near Ascension Parish, Geismar, Louisiana.

C.     January  26,  2000 Environmental Indemnity Agreement between BCI and BCP.

D.     January  26,  2000  Indemnity  with Respect to Liens between BCI and BCP.
E.     January  26,  2000  Ticor Title Insurance affidavit of title of BCP.

F. On June 27, 2000 Conveyance and Transfer Agreement between BCI and BCP with respect to BCI's acquisition of additional land from BCP at or near Geismar, Ascension Parish, Louisiana, including BCP's existing formaldehyde plants, dock and tankage.

G. July 28, 2000 Act of Cash Sale between BCI and BCP with respect to BCI's acquisition of additional land from BCP at or near Geismar, Ascension Parish, Louisiana, including BCP's existing formaldehyde plants, dock and tankage.
H.     July  28,  2000  Utilities  and  Services  Agreement between BCI and BCP.
I.     July  28,  2000  Barge  Dock  Agreement  between  BCI  and  BCP.
J.     July  28,  2000  Ground  Lease  between  BCI  and  BCP.

K. July 28, 2000 Reciprocal Servitude Agreement and Assignment of Servitudes between BCI and BCP.

L.     July  28,  2000  Environmental  Indemnity  Agreement between BCI and BCP.

M     July  28,  2000  Control  Room  Agreement  between  BCI  and  BCP.
N.     July  28,  2000  Act of Declaration of Separate Ownership between BCI and
BCP.

O.     July 28, 2000 Amendment to Intercompany Agreement among the
BCP, Borden Chemical and Plastics Limited Partnership, Borden, Inc., BCI and BCP Management, Inc.

P.     July  28,  2000  Mutual Release and Termination Agreement between BCI and
BCP.

Q.     July  28,  2000 Assignment and Assumption Agreement between
BCI  and  BCP.
R.            July  28,  2000  Bill  of  Sale  delivered  by  BCP  to  BCI.
S. July 28, 2000 Bill of Sale (Pipelines) delivered by BCP to BCI.

T     Mutual Aid Agreement dated October 31, 2000 between the
BCI  and  BCP.





































                                                     Exhibit  (xxvii)

                        ENVIRONMENTAL SERVITUDE AGREEMENT


     THIS ENVIRONMENTAL SERVITUDE AGREEMENT ("Agreement") dated as of the 20 day of December, 2002, by and between Borden Chemicals and Plastics Operating Limited Partnership, a Delaware limited partnership ("BCP"), and Borden Chemical, Inc., a New Jersey corporation ("BCI").

                                    ARTICLE 1

                             PRELIMINARY STATEMENTS
                             ----------------------


1.1 BCP owns that certain real property located in Ascension Parish, Louisiana (the "BCP Site") as described as Parcels 3-B, 5, 6 and 7 on the "Map Showing Resubdivision of Parcel 3 and the Remainder of Borden Chemical and Plastics Property into Parcels 3-A, 3-B, 5, 6, & 7 Located in Section 49 & 50, T-9-S, R-2-E, and Sec. 3 & 11, T-10-S, R-2-E, Ascension Parish, Louisiana" drawn by Neel-Schaffer, Inc., Brown & Butler Engineers, Planners, and dated July 6, 2000, revised July 20, 2000, July 25, 2000, July 27, 2000, July 31, 2000, March
15,  2002,  July  17,  2002,  July  18,  2002, August 10, 2002, August 20, 2002,
October 31, 2002, November 5, 2002 and December 4, 2002, which map is recorded with the Clerk of Court and Recorder of Mortgages for the Parish of Ascension, State of Louisiana as Entry # 531263.

1.2     On  June  11,  1998,  in  United States v. Borden Chemicals and Plastics
                                  ----------------------------------------------
Operating  Limited  Partnership,  No.  94-2592-A-M2,  the United States District
    ---------------------------
Court for the Middle District of Louisiana entered a consent decree (the "Consent Decree") between BCP, the United States and the State of Louisiana.

1.3 The Consent Decree requires BCP to implement at the BCP Site certain "Interim Measures," including but not limited to:

1.3.1 The operation of a shallow groundwater recharge and recovery system (the "Groundwater Recovery System"), including but not limited to the five (5) recovery trenches and seven (7) extraction wells identified on Exhibit A, attached hereto and made a part hereof, and the groundwater recharge units ("GRUs") depicted upon Exhibit A.

1.3.2 Operation of a Norco Aquifer Monitoring and Containment System (the "Norco System") consisting of a system of extraction and monitoring wells in the locations on the BCP Site identified on Exhibit A.

1.3.3 Construction and operation of an "S" Zone Groundwater Recovery System (the "S Zone System") consisting of one or more vertical or horizontal wells or an alternate system approved by the Louisiana Department of Environmental Quality ("LDEQ") and United States Environmental Protection Agency ("EPA").

1.3.4 Remediation of mercury contaminated soils at a portion of the BCP Site in the general area depicted on Exhibit A.

1.3.5 A Remediation Investigation ("RI") and a Remediation Measures Study ("RMS") at a portion of the BCP Site and the performance of appropriate investigation and remediation measures required or approved by LDEQ and EPA.

1.4 As of the date even herewith BCI and BCP entered into an Environmental Allocation Agreement (the "Environmental Allocation Agreement") whereby BCI agreed to (i) perform certain of BCP's obligations for the Interim Measures under the Consent Decree and (ii) investigate and remediate any contamination of soil or groundwater, existing prior to the date hereof, at or emanating from any solid waste management unit ("SWMU") at the BCP Site identified in Attachment A to the Consent Decree.

1.5 The parties desire to enter into this Agreement for the purpose of establishing the rights and obligations of BCI with respect to the use of the BCP Site for performance of its obligations, under the Environmental Allocation Agreement. The parties also desire to enter into this Agreement to set forth the rights of BCP and any subsequent owners of the BCP Site.

1.6 Wherever this Agreement refers to a subsequent owner of the BCP Site or to a sale of the BCP Site, such reference shall include any subsequent owners of all or a portion of the BCP Site and/or any sale of all or any portion of the BCP Site.

NOW THEREFORE, in consideration of the mutual covenants and conditions contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, BCP and BCI agree as follows:




                                    ARTICLE 2

                                   SERVITUDES
                                   ----------

2.1     General  Access  Servitude.  BCP  hereby  grants  to  BCI  a
        --------------------------
servitudeoverservitude over, upon, across, and above the BCP Site for ingress to
        -----------
and egress from, and use of, the BCP Site as BCI may reasonably require to perform its obligations underobligations under the Environmental Allocation Agreement. To the extent access to the BCP Site is required by EPA or LDEQ under Paragraph 67 of the Consent Decree for any purpose relating to the implementation, monitoring or enforcement of the Consent Decree, such servitude of access shall extend also to the EPA or LDEQ and their representatives, including contractors.

2.2     Groundwater  Recovery  System. BCP grants to BCI a servitude to operate,
        -----------------------------
construct, build, replace, repair and maintain the Groundwater Recovery System at or upon the BCP Site, provided, however, that BCI will bear the risk of all existing site conditions, including but not limited to, the possible existence of underground facilities.

2.3     Norco  System.  BCP  grants  to  BCI  a servitude to operate, construct,
        -------------
build,  replace,  repair  and maintain the Norco System at or upon the BCP Site.

2.4     S  Zone  System.  BCP  grants  to BCI a servitude to operate, construct,
        ---------------
build,  replace,  repair and maintain the S Zone System at or upon the BCP Site.

2.5     RI  /  RMS  / SWMUs. BCP grants to BCI a servitude to perform the RI and
        -------------------
RMS at or upon the BCP Site and to conduct an investigation of the soils and / or groundwater at or emanating from any SWMU on the BCP Site.

2.6     Remediation.  BCP grants to BCI a servitude to conduct upon the BCP Site
        -----------
such remediation of soil and groundwater as is necessary for BCI to perform its obligations under the Environmental Allocation Agreement, including, but not limited to, excavation of soils, management or treatment of soils, installation of extraction and/or monitoring wells, sampling of soils and/or groundwater, extraction of groundwater, treatment of groundwater and installation and maintenance of covers, caps or barriers, provided, however, that BCI shall take all reasonable steps to minimize any disruption of or material adverse impact on the operations conducted by BCP and any subsequent owner of the BCP Site.

2.7     Utilities. BCI shall have the  rightthe right and servitude to transport
        ---------
across the BCP Site such utilities as are necessary fornecessary for the operation of the Groundwater Recovery System, Norco System and S Zone System, including but not limited to water, air, telephone, electricity, steam, nitrogen and natural gas, and for such purpose shall have the right to utilize the existing utility lines which service the Groundwater Recovery System, Norco System and S Zone System, and the right to make repairs, replacements or improvements to such utility lines and the right to install additional utility lines for this purpose, provided, however, that the location of any such additional utility lines shall be subject to prior approval by BCP or any subsequent owner of the BCP Site, which shall not be unreasonably conditioned or withheld.

2.8     Relocation.  To the extent it is necessary for BCI  toBCI to perform its
        ----------
obligations under the Environmental Allocation Agreement, BCI shall have the right to relocate or expand any elements of the Groundwater Recovery System, Norco System and S Zone System, to additional or alternative portions of the BCP Site; provided, however, such relocation or expansion shall be designed to minimize any disruption of or material adverse impact on the BCP operations or any operations conducted by a subsequent owner of the BCP Site; and provided, further, that such relocation shall be subject to prior approval by BCP or any subsequent owner of the BCP Site, which approval shall not be unreasonably withheld or conditioned.

2.9     General Conditions Governing Servitudes.  All of the rights of servitude
        ----------------------------------------
granted above shall be subject to the following limitations: (i) Except in the case of emergency the rights of access to the BCP Site shall be exercised only at reasonable times, consistent with established or customary practices, and persons exercising rights of access to the BCP Site shall comply with all safety and security procedures, practices and requirements of BCP and any subsequent owner of the BCP Site (ii) the rights of servitude granted above may be exercised by employees, agents, contractors, subcontractors, invitees and other persons under BCI's control and direction, but BCI shall remain liable for any damages caused by such persons, and (iii) any work at the BCP Site by BCI shall be performed in compliance with applicable laws and permits and, unless the manner of performing the work is otherwise directed by the LDEQ or EPA, normal engineering practices.

                                    ARTICLE 3

                                COVENANTS OF BCP
                                ----------------

3.1     Interference  and  Designation of Access to and Use of the BCP Site. The
        -------------------------------------------------------------------
exercise of the servitudes herein granted shall be undertaken by BCI in a reasonable manner which minimizes any disruption of or material adverse impact on anyon any operations being conducted by BCP or any subsequent owner of the BCP Site. No owner of the BCP Site shall, at any time, engage in any activities which unreasonably interfere with or obstruct BCI's exercise of the servitudes herein granted. To the extent practical and in order to give effect to the foregoing sentences, prior to BCI's exercise of its rights hereunder and from time to time thereafter, BCI and BCP or anyor any subsequent owner or owners of the BCP Site will meet and negotiate in good faith to establish the means, methods and procedures that are reasonably required by all parties for the exercise of their respective rights hereunder. In addition, certain uses of the BCP Site require the consent of the owner or owners of the BCP Site, as provided in Section 4.4, below

3.2     Sensitive Areas.  BCP understands that certain areas within the BCP Site
        ---------------
have been designated as Sensitive Areas on Exhibit C [such Sensitive Areas are the woodlined ditch, withdraw trenches, slurry wall around back wash ponds, the GRUs and the street, parking area and VCM Plant Area 1 (direct chlorination and EDC distillation area) north and east of the VCM-E control room]. BCP further understands that those Sensitive Areas may be subject of investigation or remediation by BCI pursuant to the Environmental Allocation Agreement. BCP agrees, on behalf of itself and any subsequent owner of the BCP Site, that it will (i) provide BCI with advance notice of any major construction projects that BCP or any subsequent owner may undertake in those designated "Sensitive Areas", , which notice BCI shall treat as confidential information, (ii) not undertake major construction projects within the Sensitive Areas without the prior written consent of BCI, which consent shall not be unreasonably conditioned or withheld and (iii) consult with BCI in advance with respect to major construction projects to be undertaken in areas of the BCP Site other than within the Sensitive Areas in order to minimize the impact that such major construction projects may have on BCI's implementation of its obligations under the Environmental Allocation Agreement.

3.3     Releases.  BCP,  or  any subsequent owner of the BCP Site, will give BCI
        --------
written notice of any reportable releases at the BCP Site at the same time as it submits notice to applicable governmental authorities.

3.4     Deed  Restrictions.  If requested by BCI, BCP or any subsequent owner of
        ------------------
the BCP Site will execute deed restrictions that would limit the use of the BCP Site to comparable industrial purposes, except for any area approved for non-industrial uses by the EPA and the LDEQ surrounding the Administration
Buildingexcept for any area surrounding the Administration Building where industrial use is not required by EPA and LDEQ.


                                    ARTICLE 4

                                COVENANTS OF BCI
                                ----------------

4.1     Compliance  With  Laws.  All  activities hereunder shall be performed by
        ----------------------
BCI in compliance with all applicable requirements of all applicable laws. To the extent approved by the EPA or LDEQ, or any other governmental entity having jurisdiction, BCI shall be entitled to base its compliance with applicable requirements governing clean-up standards by reference to risk-based standards for comparable industrial sites.

4.2     Damages Occurring on or to the BCP Site.  BCI will repair or replace any
        ---------------------------------------
damage or injury on or to the BCP Site or to any improvements thereon, and BCI will be responsible for any damages to person or other property resulting from BCI's exercising its rights under this Environmental Servitude Agreement.

4.3     Closure.  At  the  end  of  the  term  of  this  Environmental Servitude
        -------
Agreement, BCI will remove all equipment operated by it hereunder to slab level, plug and abandon any wells according to the requirements of applicable laws and regulations then in effect and perform such other closures of the facilities operated by it hereunder that are required by applicable laws and regulations then in effect.

4.4     Coordination.  BCI  shall  provide  BCP  and any subsequent owner of any
        ------------
affected portion of the BCP Sitewith prior notice of and opportunity to comment on any material plans being submitted, material meetings or phone calls for negotiations being conducted, or material work being implemented pursuant to the Environmental Allocation Agreement, and BCP and any such subsequent owner shall have the right, but not the obligation, to participate at its own expense in any such meetings or phone calls. BCI will provide BCP, or any subsequent owner of the BCP Site, with a copy of any proposed work plan for any investigation or remediation activities it proposes to conduct on the BCP Site in sufficient time for BCP, or such subsequent owner, to prepare and submit comments to BCI prior to submission to governmental authorities. BCI shall be solely responsible for the proper design, construction or completion of any such work. If any proposed investigation or remediation activities outside the Sensitive Areas would materially and adversely affect BCP's operations, or any subsequent owner's operations on the BCP Site, consent to such action must first be obtained by BCI, provided, however, that such consent shall not unreasonably be conditioned or withheld. BCI shall conduct its activities hereunder so as not to unreasonably interfere with or obstruct the use or development of the BCP Site.

4.5     Insurance.
        ---------

4.5.1     BCI  shall  provide  and  maintain:
(i) Worker's Compensation Insurance at Statutory limits under the laws of the state of Louisiana, and Employer's Liability Insurance with limits of not less than $1,000,000, and
(ii) Comprehensive General Liability Insurance with bodily injury and property coverage limits of not less than $10,000,000 combined single limit per occurrence

4.5.2 The insurance to be provided pursuant to this Section may be provided pursuant to blanket insurance policies or may be self-insured; provided, however, in no event shall the protection afforded by such blanket policies or self insurance be less than otherwise required hereunder; provided further that if BCI retains any part of the risks to be insured in this Section as a self-insurer or under such blanket policies BCI shall have the same liability as an insurer would have to the extent, if any, that such retention results in insurance for less than the full amounts required in this Section.

4.5.3 Certificates of insurance evidencing the coverage required hereunder shall be delivered to BCP and replacement certificates shall be delivered within ten (10) days prior to the expiration of any of the insurance policies evidenced by such certificates.

4.5.4 BCP and any future owner of any affected portion of the BCP Site shall be named an additional insured on all such policies of insurance as their interests may appear.

4.6     Taxes.  BCI  shall  pay all taxes, assessments, levies, charges, similar
        -----
impositions, imposed by any authority having direct power to tax, including any city, parish, state or federal government, as against any legal or equitable interest of BCI in any fixtures, equipment or improvements operated by BCI hereunder, but not any taxes, assessments, levies, charges, similar impositions, imposed with respect to the land or immovables comprising the BCP Site, or any of BCP's federal, state or local income or franchise taxes, all of which shall be paid by BCP.

                                    ARTICLE 5
                                    ---------

                                      TERM
                                      ----

5.1     Term. The term of this Agreement and the servitudes hereby created shall
        ----
commence on the date hereof and extend until BCI has completed the performance of the last of its obligations under the Environmental Allocation Agreement.

5.2     Failure  To  Perform.  The  parties  hereby  agree that, notwithstanding
        --------------------
anything contained herein to the contrary, the failure, or alleged failure, of either party to perform any or all of its respective obligations under, or to observe any of its covenants or agreements contained in, this grant of servitudes shall never serve or be used or claimed as a ground for claiming or declaring that the servitudes herein granted, or any of them, have terminated or are terminable by either party, it being understood and agreed that none of such obligations, covenants or agreements is a condition to the continued use and enjoyment of such servitudes in accordance herewith and that any losses and damages suffered by either party arising out of such breach of or failure to observe any or all of such obligations, covenants and agreement shall entitle the injured party to all available remedies, except the remedy of terminating said servitudes, in whole or in part, which remedy is hereby waived and released.






                                    ARTICLE 6
                                    ---------

                                  MISCELLANEOUS
                                  -------------

6.1     Successor  and Assigns. Each and all of the provisions contained in this
        ----------------------
Agreement (i) will create servitudes upon the BCP Site and will be covenants running with the land; and (ii) will bind every person having any fee, leasehold, or other interest in any portion of the BCP Site to the extent that such portion is affected by any term, covenant, or provision set forth in this Agreement.

6.2     Further  Assurances.  The  parties  agree that, upon reasonable request,
        -------------------
they will do such further acts and deeds, and will execute, acknowledge, deliver and record such other document and instruments, as may be reasonably necessary from time to time to evidence, confirm or carry out the intent and purposes of this Agreement and to otherwise confer upon the parties full enjoyment of their respective rights hereunder.

6.3     Interpretation. The parties agree that each party and its attorneys have
        --------------
reviewed and revised this Agreement and that the normal rule of construction, to the effect that any ambiguities are resolved against the drafting party, will not be employed in the interpretation of this Agreement.

6.4     Applicable Law. This Agreement will be governed by, construed under, and
        --------------
enforced in accordance with the laws of the State of Louisiana, excluding the conflicts-of-law provisions hereof.

6.5     Section Headings. Section and other headings contained in this Agreement
        ----------------
are for reference purposes only and will not in any way affect the meaning or interpretation of this Agreement.

6.6     Notice.  Any  notice  or other communication permitted or required to be
        ------
given or made by any Party to the other Party hereunder must be in writing and may be given by hand delivery, overnight express mail, telecopy transmission (with written confirmation of delivery), or certified or registered U.S. mail (with postage paid and return receipt requested). Notices will be deemed given, in the case of (i) by hand delivery or telecopy transmission, upon receipt, (ii) overnight or express mail, on the next business day after timely delivery to a recognized overnight delivery service, and (iii) U.S. mail, upon the third business day after deposit with the U.S. postal service. For purposes of notice, the addresses and telecopy numbers of the parties will, until names or addresses are changed by delivery of a notice hereunder, be set forth below:

     If  to     Borden  Chemical,  Inc.:
     180  East  Broad  Street
     Columbus,  Ohio  43215
     Attention:  General  Counsel
     Telecopy:  614-627-8374

If  to     BCP
     c/o  BCP  Management,  Inc.
Vorys,  Sater,  Seymour  and  Pease,  LLP
52  East  Gay  Street
Columbus,  OH  43216
Attention:  Joseph  D.  Lonardo
Telecopy:  (614)464-6530

With  a  copy  to:
     Lemle  &  Kelleher
     601  Poydras  Street,  21st  Floor
     New  Orleans,  LA  70130
     Attention:  Mr.  E.  L.  Edwards
     Telecopy:  (504)584-9142

and

Jones,  Day,  Reavis  &  Pogue
3500  SunTrust  Plaza
303  Peachtree  Street,  N.E.
Atlanta,  Georgia  30308-3242
     Attn:  Mr.  Neil  P.  Olack

6.7     No  Waiver.  The  failure  by  any  party  to  enforce any of its rights
        ----------
hereunder will not be deemed to be a waiver of such rights, unless waiver is an express written waiver signed by the waiving party. Waiver of any one breach will not be deemed to be a waiver of any other breach of the same or any other provision hereof.

6.8     Severability.  If any provision of this Agreement is held to be illegal,
        ------------
invalid, or unenforceable under present or future applicable law, or by any court, agency or other governmental authority, such provision will be fully severable and this Agreement will be construed and enforced as if such illegal, invalid or unenforceable provision had never comprised a part hereof, and the remaining provisions of this Agreement will remain in full force and effect and will not be affected by the illegal, invalid, or unenforceable provision or by its severance form this Agreement. Furthermore, in lieu of each such illegal, invalid, or unenforceable provision there will be added automatically as part of this Agreement a provision as similar in terms to such severed provision as may be possible, such that this Agreement, with such added provision, will be legal, valid, and enforceable in accordance with applicable law.

6.9     Counterparts.  This  Agreement  may  be  executed  in  one  or  more
        ------------
counterparts,  all  of  which  will  be  deemed  to  be  an  original.
        ----

6.10     Implied  Consent. Wherever in this Agreement the consent or approval of
         ----------------
a party is required, unless otherwise expressly provided herein, such consent or approval will not be unreasonably withheld, conditioned or delayed. Except as otherwise provided in the Agreement, if a Party having the right of consent or approval hereunder fails to give such consent or approval or specific written grounds for disapproval within the applicable time period (or, if no time period is provided, within 21 days of receipt of the request therefor), such Party will be deemed to have given its approval or consent. Any request for consent or approval will: (a) be in writing; (b) specify the section hereof which will require that such notice be given or that consent or approval be obtained; (c) clearly and conspicuously state that the failure to respond to the notice or request within the stated time period will be deemed the equivalent of the recipient's approval or consent to the subject matter of the notice or request for approval or consent; and (d) be accompanied by such background data as is reasonable necessary to enable the recipient to make an informed decision thereon.

6.11     No Joint Venture. This Agreement will not create or be deemed to create
         ----------------
any partnership, joint venture, or joint enterprise between BCP and BCI, and to the extent such a relationship may be deemed to have been created, BCP and BCI hereby expressly disdain such relationship. The only relationship created under this Agreement will be that of grantor and grantee with respect to the servitudes established hereunder.

6.12     Assignment.  This Agreement will be binding upon and will insure to the
         ----------
benefit of the respective Parties hereto and such parties' successor and assigns.









































IN WITNESS WHEREOF the Parties hereto have executed this Agreement as of the date written below.

Signed by Borden Chemicals and Plastics Operating Limited Partnership in Geismar, Louisiana, on ________________, 2002.

WITNESSES  AS  TO  BCP               BORDEN  CHEMCIALS  AND
----------------------
                              PLASTICS  OPERATING  LIMITED
                              PARTNERSHIP
          By  BCP  Management,  Inc.,  General  Partner

_______________________________          By:  _______________________________
                              Name:  _____________________________
_______________________________          Title:  ______________________________


                                 ACKNOWLEDGMENT

STATE  OF  LOUISIANA
PARISH  OF  ASCENSION

     On this ____th day of __________, 2002, before me, the undersigned, a Notary Public for the aforesaid Parish, personally appeared _____________________ the ________________ of BCP Management, Inc., in its
capacity as general partner of Borden Chemicals and Plastics Operating Limited Partnership, a Delaware limited partnership, known to me to be the person whose name is subscribed to the within instrument, and that he executed the foregoing instrument in his authorized capacity as such ______________________ and he is known to me (or proved to me on the basis of satisfactory evidence) to be the person who executed the same and acknowledged to me that he executed the same in his authorized capacity.

     WITNESS  my  hand  and  official  seal.

                              __________________________________
                              Notary  Public

                              My  Commission  Expires:  _____________
                              [Notarial  Seal]













































IN WITNESS WHEREOF the Parties hereto have executed this Agreement as of the date written below.

Signed  by  Borden  Chemical, Inc. in Columbus, Ohio, on ________________, 2002.

WITNESSES  AS  TO  BCI               BORDEN  CHEMCIAL,  INC.
----------------------               -----------------------

___________________----____________
                              By:  _______________________________
                              Name:  _____________________________
_______________________________          Title:  ______________________________
-------------------------------


                                 ACKNOWLEDGMENT

STATE  OF  OHIO
COUNTY  OF  FRANKLIN

     On this ____th day of __________, 2002, before me, the undersigned, a Notary Public for the aforesaid County, personally appeared ________________________ of Borden Chemical, Inc., a New Jersey corporation, known to me to be the person whose name is subscribed to the within instrument, and that he executed the foregoing instrument in his authorized capacity as such __________________________ (title) and he is known to me (or proved to me on the basis of satisfactory evidence) to be the person who executed the same and acknowledged to me that he executed the same in his authorized capacity.

     WITNESS  my  hand  and  official  seal.

                              __________________________________
                              Notary  Public

                              My  Commission  Expires:  _____________
                              [Notarial  Seal]

















































                                                        Exhibit 10(xxviii)

                          UNITED STATES BANKRUPTCY COURT
                          FOR THE DISTRICT OF DELAWARE
_________________________________________
     )
IN  RE:          )
)     JOINTLY  ADMINISTERED
BORDEN  CHEMICALS  AND  PLASTICS     )
OPERATING  LIMITED  PARTNERSHIP     )     CASE  NO.  01-1268  (PJW)
ET  AL.,          )
)     CHAPTER  11
           DEBTORS.     )
_________________________________________     )

                              SETTLEMENT AGREEMENT
                              --------------------

     THIS SETTLEMENT AGREEMENT is entered into by and between Borden Chemicals and Plastics Operating Limited Partnership ("BCP"), a debtor and debtor-in-possession in the above captioned chapter 11 case; BCP Management, Inc. ("BCPM"), the general partner of BCP and a debtor and debtor-in-possession in a separate chapter 11 case; Borden Chemical, Inc ("BCI")/FORMERLY KNOWN AS BORDEN, INC.; the United States on behalf of the Environmental Protection Agency ("EPA"); and the Louisiana Department of Environmental Quality ("La.DEQ"). WHEREAS, on April 3, 2001, BCP filed a petition for relief under chapter 11 of the Bankruptcy Code, 11 U.S.C. 101 et seq. (the "Bankruptcy Code") and
                                           --  ---
thereafter continued in the management and operation of its business and properties pursuant to Sections 1107 and 1108 of the Bankruptcy Code; WHEREAS, on October 16, 2001, the United States, on behalf of the EPA, filed a proof of claim in the above-captioned case with respect to inter alia the
                                                                  ----- ----
alleged release of hazardous waste into the environment from the BCP property ("Geismar Property") located in Geismar, Louisiana ("Proof of Claim") (see
Exhibit 1 hereto, "Proof of Claim of the United States on behalf of the United States Environmental Protection Agency" (dated October 15, 2001)); WHEREAS, the Proof of Claim asserts a claim related to the liability of BCP to EPA under the Resource Conservation and Recovery Act ("RCRA"), 42 U.S.C. 6921 et seq.; the Comprehensive Environmental Response, Compensation and Liability
--  ---
Act  ("CERCLA"),  42  U.S.C.    9601  et seq.; and the Clean Air Act ("CAA"), 42
--                                    -- ---
U.S.C.    7401  et  seq.;
--              --  ---
WHEREAS, on March 22, 2002, BCPM filed a petition for relief under chapter 11 of the Bankruptcy Code and thereafter continued in the management and operation of its business and properties pursuant to Sections 1107 and 1108 of the Bankruptcy Code;
WHEREAS,  on  June  11,  1998,  the  United States District Court for the Middle
District of Louisiana entered a consent decree between BCP, the United States, and the State of Louisiana ("Consent Decree") (see Exhibit 2 hereto, United
                                                    ---                   ------
States  v.  Borden  Chemicals  and  Plastics  Operating Limited Partnership, No.
   ------------------------------------------------------------------------
94-2592-A-M2  (Consent  Decree,  M.D. La. June 11, 1998)), to which BCI is not a
   --
party;
WHEREAS, although certain obligations under the Consent Decree have been completed, other obligations under the Consent Decree remain to be performed; WHEREAS, the United States intended its filing of the Proof of Claim to be protective in nature as to BCP's injunctive obligations under the Consent Decree;
WHEREAS, it is the position of the United States that court-ordered and regulatory obligations of BCP are mandatory injunctive obligations of BCP for which proofs of claim need not be filed under the Bankruptcy Code, but BCP and BCPM dispute this position;
WHEREAS, BCP and Borden, Inc. entered into an environmental indemnity agreement dated as of November 30, 1987 under which each agreed to certain rights and obligations with respect to one another concerning environmental conditions relating to the Geismar Property (see Exhibit 3 hereto, Environmental Indemnity
                                  ----
Agreement between BCP and Borden, Inc. (dated as of November 30, 1987)); WHEREAS, the parties hereto, without admission of liability by any party, desire to settle, compromise and resolve the Proof of Claim and any other proofs of claim with respect to the Consent Decree that have been filed or could have been filed in the above-captioned case by or on behalf of EPA and La.DEQ, and EPA's mandatory injunctive claim contained in the Consent Decree, and to facilitate the orderly and efficient implementation of the work at the Geismar Property called for by the Consent Decree;
NOW, THEREFORE, in consideration of the mutual promises contained herein, and for other good and valuable consideration receipt of which is hereby acknowledged;
IT  IS  HEREBY  STIPULATED  and agreed to by and between the parties as follows:
     1. Irrespective of the provisions of Section III of the Consent Decree, BCI, BCPM and BCP and their successors and assigns commit to the EPA and La.DEQ that they shall comply with their respective obligations under the Geismar Environmental Allocation Agreement, Exhibit D to the Master Asset Conveyance and Facility Support Agreement, which agreement (including Exhibit D and the other exhibits thereto) is Exhibit 4 hereto.
     2.  BCI  agrees  as  follows:
          A. BCI shall, at its sole cost and expense and without contribution from BCP or BCPM, carry out, to the extent not already implemented, the work called for in the Interim Measures Section (Section VII, paragraphs 19-58) of the Consent Decree, provided that as between BCI, on the one hand, and BCP or BCPM (or any other entity owning or occupying all or any part of the Geismar Property) on the other, BCI shall have the authority to plan, negotiate, and implement any such work, provided further, however, that BCI shall provide BCP with prior notice of and opportunity to comment on any material plans being submitted, material meetings or phone calls for negotiations being conducted, or material work being implemented pursuant to the foregoing proviso, and BCP shall have the right, but not the obligation, to participate at its own expense in any such meetings or phone calls. It is understood that this Settlement Agreement does not render BCI a party to the Consent Decree, but that BCI is obligated under this Settlement Agreement with respect to the Interim Measures as prescribed in the Consent Decree. It is also understood that BCI's obligations under this Settlement Agreement with respect to the Interim Measures as prescribed in the Consent Decree shall include the obligations of BCP under Sections I, IV, V, VIII, IX, X, XIII through XIX, and XXI of the Consent Decree, to the extent such obligations are applicable to the implementation of the Interim Measures as prescribed in the Consent Decree. It is further understood that BCI's obligations under this Settlement Agreement with respect to the Interim Measures as prescribed in the Consent Decree shall not include any environmental condition caused after the effective date of this Settlement Agreement by any person other than BCI; provided, however, that the migration after the effective date of this Settlement Agreement of contamination released at or from the Geismar Property prior to the effective date of this Settlement Agreement shall not constitute such an environmental condition, unless such migration  is  caused  by  the  acts  of  any  person other than BCI and BCI has exercised  due  diligence  to  prevent  such  acts.
          B. To the extent not addressed pursuant to the foregoing paragraph A, BCI shall, at its sole cost and expense and without contribution from BCP or BCPM, investigate and remediate any contamination of soil or groundwater existing on or prior to the date of this Settlement Agreement, at or emanating from any solid waste management unit ("SWMU") identified in Attachment A of the Consent Decree (a particular SWMU so identified is referred to herein as a "SWMU" followed by the number or numbers designating it in Attachment A of the Consent Decree), as required by legal requirements applicable to the SWMUs, including RCRA; provided that BCI shall have no obligation hereunder to become a RCRA permit holder (it being understood that this shall not relieve BCI of any obligation to obtain such a permit if BCI operates a RCRA-regulated unit that requires such a permit), and provided further that as between BCI, on the one hand, and BCP or BCPM (or any other entity owning or occupying all or any part of the Geismar Property) on the other, BCI shall have the authority to plan, negotiate, and implement any such work, provided further, however, that BCI shall provide BCP with prior notice of and opportunity to comment on any material plans being submitted, material meetings or phone calls for negotiations being conducted, or material work being implemented pursuant to the foregoing proviso, and BCP shall have the right, but not the obligation, to participate at its own expense in any such meetings or phone calls.
     3.  BCP  agrees  as  follows:
          A. BCP shall, at its sole cost and expense and without contribution from BCI, carry out the Supplemental Environmental Projects ("SEPs") called for in paragraph 71 under the Consent Decree, including closure in accordance with Louisiana state laws and regulations and, to the extent applicable, any other legal requirements, of the underground injection units that constitute SWMUs 21-31; provided that to the extent such closure entails investigation or remediation of soil or groundwater contamination that is subject to paragraphs 2.A or 2.B above, such investigation or remediation shall be BCI's responsibility.
          B. BCP shall, at its sole cost and expense and without contribution from BCI, undertake the closure, in accordance with the RCRA Part B permit application covering such units and, to the extent applicable, any other legal requirements, of the following SWMUs: (1) Sphere Tank (SWMU 1); (2) Bullet Tank (SWMU 2); (3) VCR Day Tank (SWMU 3); and (4) VCR Unit (SWMU 19), provided that with respect to SWMUs 1, 3 and 19, BCP shall not be obligated to undertake such closure to the extent not required under applicable law by reason of a transfer to a third party; and provided further that to the extent such closure entails investigation or remediation of soil or groundwater contamination that is subject to paragraphs 2.A or 2.B above, such investigation or remediation shall be BCI's responsibility.
          C. BCP shall, at its sole cost and expense and without contribution from BCI, undertake the decommissioning (as defined in Exhibit C to the Master Asset Conveyance and Facility Support Agreement, which agreement (including exhibit C and the other exhibits thereto) is Exhibit 4 hereto) of all SWMUs identified in Attachment A of the Consent Decree, with the exception of: (1) SWMUs 1-3, 19, and 21-31, which are referenced and addressed in 3.A and 3.B above; (2) former tank farm spill tank (SWMU 39); (3) Monochem plant pH equalization sump (SWMU 41); (4) Salvage Yard (SWMU 50); (5) former Morton Salt Plant (under formaldehyde plant) (SWMU 60 (BCP 54)); (6) methanol tank (SWMU
66); and (7) various SWMUs associated with the wastewater treatment plant (including groundwater recharge units) (SWMUs 7-16, 32-38, 47, 56 (BCP 58), 57, and 64 (BCP 65)).
     4. In consideration of the work that will be performed by BCI under the terms of this Settlement Agreement, and except as specifically provided in Paragraphs 5 and 6 of this Settlement Agreement, the United States and the State of Louisiana covenant not to sue or to take administrative action against BCI for claims specifically alleged (without regard to the fact that such claims were not alleged against BCI) in the Plaintiffs' complaints in United States v.
                                                                ----------------
Borden  Chemicals  and  Plastics  Operating  Limited  Partnership  et  al.,  No.
--------------------------------------------------------------------------
94-2592-A-M2  (M.D.  La.) (Exhibits 5 and 6 hereto), the action that resulted in
--------
the Consent Decree, as if such claims had been alleged against BCI. This covenant not to sue is expressly conditioned upon the complete and satisfactory performance by BCI of its obligations under this Settlement Agreement with respect to the Interim Measures Section (Section VII, paragraphs 19-58) as prescribed in the Consent Decree, including the Attachments thereto, and may be voided at any time prior to completion of such obligation if BCI fails to comply with any of the requirements of this Settlement Agreement. This covenant not to sue extends only to BCI and its successors and assigns, and does not extend to any other persons.
     5. Subject to the covenant not to sue in the preceding paragraph, the United States and the State of Louisiana retain all authority and reserve all rights to take any and all actions authorized by law to protect human health and the environment. Except as provided in paragraph 4 of this Settlement Agreement, the entry of this Settlement Agreement shall not limit or constitute a waiver of any rights or remedies, or otherwise preclude the rights or remedies of the United States or the State of Louisiana, and this Settlement Agreement is without prejudice to the United States' and the State of Louisiana's rights and remedies against BCI, including but not limited to (1) the right to impose any permit requirements, including corrective action requirements under Section 3004(u) and (v) of RCRA, 42 U.S.C. 6924(u) and (v) or comparable State of Louisiana law if BCI operates a RCRA-regulated unit that requires such a permit at the Geismar Facility, (2) the right to require corrective action pursuant to Sections 3008(h) and 7003 of RCRA, 42 U.S.C. 6928(h) and 6973; (3) the right to take any action pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), 42 U.S.C. 9601 et seq., (4) the right to pursue remedies available to the United States and the
-- ---
State of Louisiana for any violation of this Settlement Agreement, or any federal or State law, regulation or permitting condition not specifically alleged  in  the  Plaintiffs' Complaints and resolved by the Consent Decree, and
(5) the right of the State of Louisiana to pursue any rights or remedies under LEQA. The United States and the State of Louisiana reserve authority to take any action authorized by law if there may be an imminent and substantial endangerment in connection with hazardous waste or hazardous constituents at or from the Geismar Property.
     6.  The  rights  reserved  to  the United States and the State of Louisiana include  the  right  to  disapprove  of  work  performed by BCI pursuant to this
Settlement  Agreement.   BCI  shall  be  responsible  for obtaining any Federal,
State, or local permit(s) that may be necessary for BCI to undertake its obligations under this Settlement Agreement with respect to the Interim Measures as prescribed in the Consent Decree.
     7. Nothing in this Settlement Agreement shall be construed to modify any provision of the Consent Decree. Nor shall this Settlement Agreement create any rights in, or grant any cause of action to, any person not a party to this Settlement Agreement, or release or waive any claim, cause of action, demand or defense in law or equity that any party to this Settlement Agreement may have against any person(s) or entity not a party to this Settlement Agreement.
     8. Nothing in this Settlement Agreement shall be construed to permit any third party purchaser of the Geismar Property to avoid any ongoing statutory, regulatory, or permit obligations under RCRA, the Clean Air Act, or other environmental provisions applicable to the ownership or operation of the Geismar Property.
9. The United States, the State of Louisiana, BCP, BCPM, or BCI may enforce the terms of this Settlement Agreement, including the Geismar Environmental Allocation Agreement which is incorporated herein, prior to the effective date of the plans of reorganization or liquidation of BCP and BCPM in the bankruptcy court in which BCP's and BCPM's bankruptcy petitions have been filed; otherwise, the enforcement of this Settlement Agreement shall be in the United States District Court for the Middle District of Louisiana. After the effective date of the plans of reorganization or liquidation, BCP, BCPM and BCI agree not to contest the jurisdiction of the United States District Court for the Middle District of Louisiana to enforce the terms of this Settlement Agreement. Nothing in this Settlement Agreement or the Geismar Environmental Allocation Agreement shall relieve BCP of any obligations under the Consent Decree, provided, however, that to the extent BCI is obligated under this Settlement Agreement or the Geismar Environmental Allocation Agreement to carry out the work called for in the Interim Measures Section of the Consent Decree and is fulfilling or has completed such obligations, EPA and La.DEQ agree that they will not take any action against BCP to enforce any obligation of BCP to carry out such work.
10.   The  parties  retain the right to seek to enforce terms of this Settlement
Agreement and to take any action authorized by Federal or State law not inconsistent with the terms of this Settlement Agreement to achieve or maintain compliance with the terms and conditions of this Settlement Agreement.
11. This Settlement Agreement will be subject to Bankruptcy Court approval pursuant to Bankruptcy Rule 9019.
     12. This Settlement Agreement will be lodged with the Bankruptcy Court and submitted for public comment in the Federal Register for a period of not less
                                       ------- --------
than fifteen (15) days. The United States reserves the right to withdraw or withhold its consent if the public comments regarding the Settlement Agreement disclose facts or considerations which indicate that the Settlement Agreement is inappropriate, or improper, or inadequate. Subject to paragraph 14 of this Settlement Agreement, BCP, BCPM, and BCI consent to the entry of this Settlement Agreement without further notice. After the public comment period, unless upon review of the public comments the United States determines that this Settlement Agreement is inappropriate, the United States will move the Bankruptcy Court for approval of this Settlement Agreement.
     13. Upon approval of this Settlement Agreement by the Bankruptcy Court, the Proof of Claim filed by the United States related to the Geismar Property shall be deemed resolved.
14.  This Settlement Agreement shall become effective upon the later to occur of
(a) approval by the Bankruptcy Court, and (b) closing under the Master Asset Conveyance and Facility Support Agreement. If this Settlement Agreement is not approved by the Bankruptcy Court, or if the closing does not occur under the Master Asset Conveyance and Facility Support Agreement, this Settlement Agreement shall be of no force and effect, whereupon nothing herein shall be deemed an admission of any fact or waiver of any right of any party with respect to the matters contained herein.
15. This Settlement Agreement may not be amended, modified or supplemented, in whole or in part, without the prior written consent of the parties hereto and the approval of the Bankruptcy Court. To the extent applicable to BCI's obligations under this Settlement Agreement with respect to the Interim Measures prescribed by the Consent Decree, changes to the technical and schedule provisions of this Settlement Agreement (incorporated by reference, in paragraph 2.A above, from the Consent Decree) may be made without approval by the Court, upon written agreement between BCI, EPA and La.DEQ.
SO  ORDERED  THIS  22nd  DAY  OF  October,  2002.

                       /s/_________________________________
                          JUDGE  PETER  J.  WALSH
                         U.S.  BANKRUPTCY  JUDGE




















































                                                        FOR  THE  UNITED  STATES
                                                        OF  AMERICA


                                          THOMAS  L.  SANSONETTI
                                          Assistant  Attorney  General
                                          U.S.  Department  of  Justice
                                          Environment  and  Natural  Resources
                                          Division


                                          /s/  Richard  Gladstein
                                          -----------------------
                                          RICHARD  GLADSTEIN
                                          Trial  Attorney
                                         Environmental  Enforcement  Section
                                         U.S.  Department  of  Justice
                                         P.O.  Box  7611
                                         Ben  Franklin  Station
                                         Washington,  D.C.  20044
                                         (202)  514-5409

                                         RICHARD  G.  ANDREWS
                                         United  States  Attorney
                                         District  of  Delaware

                                          ELLEN  SLIGHTS
                                         Assistant  United  States  Attorney
                                         Office  of  United  States  Attorney
                                         1201  Market  Street
                                         Suite  1100
                                         P.O.  Box  2046
                                         Wilmington,  DE  19899-2046
                                         OF  COUNSEL:
TERRY  SYKES
Associate  Regional  Counsel
EPA  Region  VI
Suite  1200
1445  Ross  Ave.
Dallas,  TX  75202
















































                                          FOR  THE  STATE  OF  LOUISIANA
                                          DEPARTMENT  OF  ENVIRONMENTAL
                                          QUALITY


                                          HERMAN  ROBINSON,
                                          GENERAL  COUNSEL  (#2077)



DATED:  September  4,  2002              /s/___________________________
                                          -------------------
                                         CHRISTOPHER  A.  RATCLIFF,
                                         Attorney  Supervisor
                                         Office  of  the  Secretary
                                         Legal  Affairs  Division
                                         Louisiana  Department  of
                                         Environmental  Quality
                                         P.O.  Box  82282
                                         Baton  Rouge,  Louisiana
                                         70884-2282




































































                                                    ATTORNEY  FOR  DEBTORS
                                                  AND  DEBTORS  IN  POSSESSION


                                                       DUANE  MORRIS  LLLP



DATED:  September  13,  2002       /s/_________________________________
                                   --------------------
                                 Michael R. Lastowski, Esq. (DE I.D. 3892) 1100 North Market Street, Suite 1200 Wilmington, Delaware 19801
                                 Telephone:  (302)  657-4927
                                 Facsimile:  (302)  657-4901
                                 Email:  mlastowski@duanemorris.com

                                 and

                                 David  G.  Heiman  (OH-0038271)
                                 JONES,  DAY,  REAVIS  &  POGUE
                                 North  Point
                                 901  Lakeside  Avenue
                                 Cleveland,  Ohio  44114
                                 Telephone:  (216)  586-3939

                                 Neil  P.  Olack  (GA  551250)
                                 Brett  J.  Berlin  (GA  006764)
                                 JONES,  DAY,  REAVIS  &  POGUE
                                 3500  SunTrust  Plaza
                                 303  Peachtree  Street,  N.E.
                                 Atlanta,  Georgia   30308-3242
                                 Telephone:  (404)  521-3939




















































                                      Counsel  for  BCP  Management,  Inc.


                                     BLANK  ROME  COMISKY  &  MCCAULEY  LLP



DATED:  September  13,  2002        /s/_______________________________
                                    --------------------
                                    Michael  D.  DeBaecke,  Esquire  (No.  3186)
                                    1201  Market  Street,  Suite  800
                                    Wilmington,  DE    19801
                                   (302)  425-6400

                                              and

                                   Robert  J.  Sidman,  Esq.  (OH-0017390)
                                   Vorys,  Sater,  Seymour  &  Pease  LLP
                                   52  East  Gay  Street  (P.O.  Box  1008)
                                   Columbus,  Ohio    43215  (43216-1008
                                   (614)  464-6422




































































                                          BORDEN  CHEMICAL,  INC.



DATED:  September  13,  2002      /s/____________________________________
                                 --------------------
                                 John  C.  Phillips,  Jr.  (Bar  No.  110)
                                 Phillips  Goldman  &  Spence,  P.A.
                                 1200  N.  Broom  Street
                                 Wilmington,  DE  19806-4204
                                (302)  655-4200

                                 Mark  J.  Thompson
                                 William  T.  Russell,  Jr.
                                 SIMPSON  THACHER  &  BARTLETT
                                 425  Lexington  Avenue
                                 New  York,  NY  10017-3954
                                 Tel:  (212)  455-7070
                                 Of  Counsel

                                 Attorneys  for  Borden  Chemical,  Inc.
































































                                                                     EXHIBIT  21
                   BORDEN  CHEMICAL,  INC.,  CONSOLIDATED

        SUBSIDIARIES  OF  REGISTRANT  AS  OF  DECEMBER  31,  2002
      -------------------------------------------------------------


                                       The  percentage  of      State  or  other
                                       voting  securities       jurisdiction  of
                                       owned,  or  other        incorporation
Subsidiaries of Registrant:             basis of control        or organization
---------------------------            ----------------        ----------------

BCP  Management,  Inc.                          100                 Delaware
      BCP  Finance  Corporation                 100                 Delaware
BDS  Two,  Inc.                                 100                 Delaware
Borden  Chemical  Canada,  Inc.                 100                 Canada
Borden  Chemical  Foundry,  Inc.                100                 Delaware
     HA-International,  LLC                      75                 Pennsylvania
Borden  Chemical  Investments,  Inc.            100                 Delaware
Borden  Chemical  International,  Inc.          100                 Delaware
     Borden  Chemical  Australia  (Pty.)  Ltd   100                 Australia
         Borden/AEP  Australia  Superannuation
        (Pty)  Limited                          100                 Australia
Borden  Chemical  Foreign
         Sales  Corp.  V.  I.,  Inc.            100                 US  V.I.
Borden  Chemical  Holdings  (China)  Limited    100                 Hong  Kong
Borden  Chemical  Holdings  (Panama),  S.A.     100                 Panama
     Alba  Adesivos  Industria  E
        Comercio  Ltda.                         100                 Brazil
     Borden  Quimica  Industria  e
        Comercio  Ltda.                          99                 Brazil
     Borden  Chemical  (M.)  Sdn.  Bhd.         100                 Malaysia
     Borden  Chemical  Resinas,  Panama,  S.R.L.
                                                100                 Panama
     Quimica  Borden  Argentina  S.A.           100                 Argentina
Borden  Chemical  Philippines,  Inc.             98                 Philippines
Borden  Chimie,  S.A.                            98                 France
Borden  International  Holdings,  Ltd.          100                 UK
     Borden  Chemical  GB,  Ltd.                100                 UK
     Borden  Chemical  U.K.  Limited            100                 UK
        Borden  Bray,  Ltd.                     100                 Ireland
Compania  Quimica  Borden,  S.A.                100                 Panama
Gun  Ei  Borden  International  Resin  Co.  Ltd.  5                 Japan
Melamine  Chemicals,  Inc.                      100                 Delaware
Quimica  Borden  Espana,  S.A.                  100                 Spain
     Borden  Division  de  Consumo,  S.A.       100                 Spain

NOTE: The above subsidiaries have been included in Registrant's Consolidated Financial Statements on a consolidated or equity basis as appropriate. The names of certain subsidiaries, active and inactive, included in the Consolidated Financial Statements and of certain other subsidiaries not included therein, are omitted since when considered in the aggregate as a single subsidiary they do not constitute a significant subsidiary.





































                          INDEPENDENT AUDITORS' CONSENT



We consent to the incorporation by reference in Registration Statement No. 33-57577 of Borden Chemical, Inc. (formerly Borden, Inc.) on Form S-3 of our reports for Borden Chemical, Inc. dated March 12, 2003 (which report on the Consolidated Financial Statements expresses an unqualified opinion and includes an explanatory paragraph regarding the Company's adoption of Statement of Financial Accounting Standard No. 142), appearing in this Annual Report on Form 10-K of Borden Chemical, Inc. for the year ended December 31, 2002.


DELOITTE  &  TOUCHE  LLP

Columbus,  Ohio
March  27,  2003


































































                                                                   Exhibit  99




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Borden Chemical, Inc. (the "Company") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section  906  of  the  Sarbanes-Oxley  Act  of  2002,  that:

1.     The  Report  fully  complies with the requirements of Section 13(a) or 15
(d)  of  the  Securities  Exchange  Act  of  1934;  and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Craig O. Morrison
-------------------------
Craig  O.  Morrison
Chief  Executive  Officer
March  27,  2003



























































                                                                   Exhibit  99




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Borden Chemical, Inc. (the "Company") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section  906  of  the  Sarbanes-Oxley  Act  of  2002,  that:

1.     The  Report  fully  complies with the requirements of Section 13(a) or 15
(d)  of  the  Securities  Exchange  Act  of  1934;  and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ William H. Carter
-------------------------
William  H.  Carter
Chief  Financial  Officer
March  27,  2003