Form 10-Q
period 2003-03-31
BORDEN CHEMICAL  INC
filed 2003-05-14
CIK 13239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


 X     QUARTERLY  REPORT  PURSUANT  TO SECTION  13  OR  15(D)  OF THE SECURITIES
---   EXCHANGE  ACT  OF  1934.

For  the  quarterly  period  ended               March  31,  2003
                                                 ----------------


Commission  file  number                    1-71
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No X
                                                      ---   ---

Number  of  shares of common stock, $0.01 par value, outstanding as of the close
of  business  on  May   ,  2003:  __________




























                              BORDEN CHEMICAL, INC.

                                      INDEX





PART I - FINANCIAL INFORMATION

ITEM 1.  BORDEN CHEMICAL, INC. CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Operations and Comprehensive Income,
             three months ended March 31, 2003 and 2002                                            3
         Consolidated Balance Sheets, March 31, 2003 and December 31, 2002                         5
         Consolidated Statements of Cash Flows, three months ended March 31, 2003 and 2002         7
         Consolidated Statement of Shareholders' Deficit, three months ended March 31, 2003        9
         Notes to Consolidated Financial Statements                                               10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS     18

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                26

ITEM 4. CONTROLS AND PROCEDURES                                                                   26


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                                         27

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS                                                  27

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                           27

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                       27

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                          28

             Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                30













































PART  I

ITEM  1.  BORDEN CHEMICAL,  INC.  CONSOLIDATED FINANCIAL  STATEMENTS

---------------------------------------------------------------------------------------------------------------
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
AND  COMPREHENSIVE  INCOME  (UNAUDITED)
BORDEN  CHEMICAL,  INC.

                                                                             Three months ended March 31,
(In thousands, except per share data)                                        2003                 2002
---------------------------------------------------------------------------------------------------------------
  Net sales                                                             $   349,288           $  296,091
  Cost of goods sold                                                        283,454              222,471
                                                                      ---------------         -----------------

  Gross margin                                                               65,834               73,620
                                                                      ---------------         -----------------

  Distribution expense                                                       16,734               14,570
  Marketing expense                                                          10,273               10,434
  General & administrative expense                                           29,691               26,930
  Loss on sale of assets                                                        229                  -
  Business realignment expense and impairments                                1,296                4,659
  Other operating expense                                                       406                1,935
                                                                      ---------------         -----------------

  Operating income                                                            7,205               15,092
                                                                      ---------------         -----------------

  Interest expense                                                           11,340               11,787
  Affiliated interest expense, net of affiliated interest
       income of $0 and $455, respectively                                      194                  267
  Other non-operating expense (income)                                          467               (2,288)
                                                                      ---------------         -----------------

  (Loss) income before income tax and cumulative effect
       of change in accounting principle                                     (4,796)               5,326
  Income tax (benefit) expense                                               (1,391)               7,213
                                                                      ---------------         -----------------

  (Loss) before cumulative effect of change in accounting
       principle                                                             (3,405)              (1,887)

  Cumulative effect of change in accounting principle                           -                (29,825)
                                                                      ---------------         -----------------

  Net (loss)                                                            $    (3,405)          $  (31,712)
                                                                      ================        =================

  Comprehensive Income (Loss)                                           $     4,669           $  (34,283)
                                                                      ================        =================
































---------------------------------------------------------------------------------------------------------------
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
AND  COMPREHENSIVE  INCOME  (UNAUDITED)  (CONTINUED)
BORDEN  CHEMICAL,  INC.

                                                                            Three months ended March 31,
(In thousands, except per share data)                                         2003                 2002
---------------------------------------------------------------------------------------------------------------
  Basic and Diluted Per Share Data
-----------------------------------

  (Loss) before cumulative effect of change
    in accounting principle                                               $    (0.02)          $  (0.01)

  Cumulative effect of change in accounting principle                           -                 (0.15)
                                                                       -----------------      -----------------

  Net (loss)                                                              $    (0.02)          $  (0.16)
                                                                        ================      =================


  Average number of common shares outstanding
       during the period - basic and dilutive                                200,903            199,158
---------------------------------------------------------------------------------------------------------------


See  Notes  to  Consolidated  Financial  Statements
























































---------------------------------------------------------------------------------------------------------------
CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)
BORDEN  CHEMICAL,  INC.

(In  thousands)

                                                                        March 31,            December 31,
ASSETS                                                                    2003                   2002
---------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and equivalents                                               $   15,599            $    14,740
  Restricted cash                                                        14,848                 67,049
  Accounts receivable (less allowance for doubtful
       accounts of $12,844 in 2003 and $12,219 in 2002)                 196,786                170,822
  Accounts receivable from affiliates                                     1,701                  5,840
  Inventories:
       Finished and in-process goods                                     42,375                 45,178
       Raw materials and supplies                                        45,358                 41,079
  Deferred income taxes                                                  25,950                 28,869
  Other current assets                                                   12,320                 13,232
                                                                ------------------        --------------------
                                                                        354,937                386,809
                                                                ------------------        --------------------

INVESTMENTS AND OTHER ASSETS
  Deferred income taxes                                                 130,431                118,368
  Other assets                                                           19,521                 19,615
                                                                ------------------        --------------------
                                                                        149,952                137,983
                                                                ------------------        --------------------

PROPERTY AND EQUIPMENT
  Land                                                                   31,610                 31,964
  Buildings                                                              99,221                 98,313
  Machinery and equipment                                               658,299                649,782
                                                                ------------------        --------------------
                                                                        789,130                780,059
  Less accumulated depreciation                                        (351,569)              (340,321)
                                                                ------------------        --------------------
                                                                        437,561                439,738


GOODWILL                                                                 39,698                 39,640
OTHER INTANGIBLE ASSETS                                                   7,235                  7,610
                                                                ------------------        --------------------

TOTAL ASSETS                                                         $  989,383            $ 1,011,780
                                                                ===================       ====================
---------------------------------------------------------------------------------------------------------------

See  Notes  to  Consolidated  Financial  Statements
































---------------------------------------------------------------------------------------------------------------
CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)
BORDEN  CHEMICAL,  INC.

(In  thousands,  except  share  data)

                                                                        March 31,               December 31,
LIABILITIES AND SHAREHOLDERS' (DEFICIT)                                  2003                       2002
---------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
  Accounts and drafts payable                                        $  131,880             $   113,549
  Accounts payable to affiliates                                             20                   2,580
  Debt payable within one year                                           12,024                   2,779
  Loans payable to affiliates                                            43,890                  84,680
  Other current liabilities                                              78,808                  97,932
                                                                 -------------------      ---------------------
                                                                        266,622                 301,520
                                                                 -------------------      ---------------------

OTHER LIABILITIES
  Long-term debt                                                        523,322                 523,287
  Non-pension post-employment benefit obligations                       143,360                 145,384
  Other long-term liabilities                                           212,291                 202,482
                                                                 -------------------      ---------------------
                                                                        878,973                 871,153
                                                                 -------------------      ---------------------
COMMITMENTS AND CONTINGENCIES (SEE NOTE 11)

SHAREHOLDERS' (DEFICIT)
  Common stock - $0.01 par value: authorized 300,000,000 shares,
      Issued 200,895,628 and 200,923,628 shares in 2003 and
      2002, respectively                                                  2,009                   2,009
  Paid in capital                                                     1,184,202               1,172,344
  Receivable from parent                                               (475,660)               (463,516)
  Deferred compensation                                                  (2,381)                 (2,679)
  Accumulated other comprehensive income                               (157,563)               (165,637)
  Accumulated deficit                                                  (706,819)               (703,414)
                                                                 -------------------      ---------------------
                                                                       (156,212)               (160,893)
                                                                 -------------------      ---------------------

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)                        $  989,383             $ 1,011,780
                                                                 ===================      =====================
---------------------------------------------------------------------------------------------------------------

See  Notes  to  Consolidated  Financial  Statements





































---------------------------------------------------------------------------------------------------------------
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)
BORDEN  CHEMICAL,  INC.

                                                                           Three months ended March 31,
(In thousands)                                                              2003                 2002
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net (loss)                                                           $  (3,405)          $    (31,712)
  Adjustments to reconcile net loss to net cash from
   (used in) operating activities:
       Loss on the sale of assets                                            229                   -
       Deferred tax (benefit)                                             (9,549)                (1,237)
       Depreciation and amortization                                      11,363                 12,101
       Deferred compensation expense                                         298                   -
       Business realignment and impairments                                1,296                  4,659
       Unrealized (gain) loss on derivative mark-to-market                   264                   (516)
       Cumulative effect of change in accounting principle                   -                   29,825
  Net change in assets and liabilities:
       Trade receivables                                                 (30,445)               (14,176)
       Inventories                                                          (581)                14,386
       Trade payables                                                     14,197                (23,455)
       Income taxes                                                        3,466                 10,174
       Other assets                                                       14,042                  3,085
       Other liabilities                                                 (13,503)               (26,823)
                                                                  -------------------     ---------------------
                                                                         (12,328)               (23,689)
                                                                  -------------------     ---------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Capital expenditures                                                    (8,099)                (9,805)
  Proceeds from the sale of assets                                           916                  3,002
  Proceeds from sale of note receivable to an affiliate                      -                  110,000
                                                                  -------------------     ---------------------
                                                                          (7,183)               103,197
                                                                  -------------------     ---------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Net short-term debt borrowings (repayments)                              9,245                   (122)
  Affiliated borrowings/receipts (repayments/loans)                      (40,790)                (5,500)
  Payment of note payable to unconsolidated subsidiary                       -                  (31,581)
  Decrease (Increase) in restricted cash                                  52,201                (38,855)
  Net (repurchases) sales of common stock from/to management                (286)                   153
                                                                  -------------------     ---------------------
                                                                          20,370                (75,905)
                                                                  -------------------     ---------------------
---------------------------------------------------------------------------------------------------------------





































---------------------------------------------------------------------------------------------------------------
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)  (CONTINUED)
BORDEN  CHEMICAL,  INC.

                                                                              Three months ended March 31,
(In thousands)                                                                2003                    2002
---------------------------------------------------------------------------------------------------------------
  Increase in cash and equivalents                                      $      859               $     3,603
  Cash and equivalents at beginning
  of year                                                                   14,740                    24,632
                                                                      --------------           ----------------
  Cash and equivalents at end
  of period                                                             $   15,599               $    28,235
                                                                     =================        =================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid:
       Interest, net                                                    $   16,128               $    15,861
       Income taxes, net                                                     4,692                     2,269
  Non-cash activity:
       Capital contribution by parent                                        4,250                     2,337
       Settlement of note payable to unconsolidated subsidiary                 -                       2,600
---------------------------------------------------------------------------------------------------------------

See  Notes  to  Consolidated  Financial  Statements
























































-----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  (DEFICIT)  (UNAUDITED)
BORDEN  CHEMICAL,  INC.

(In  thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Accumulated
                                                                           Receivable               Other
                                                         Common   Paid-in    from      Deferred  Comprehensive  Accumulated
                                                         Stock    Capital   Parent   Compensation    Income      Deficit    Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                              $2,009   $1,172,344 $(463,516) $(2,679)   $(165,637)  $(703,414) $(160,893)
-----------------------------------------------------------------------------------------------------------------------------------
Net (loss)                                                                                                       (3,405)    (3,405)

Translation adjustments and other                                                                     8,074                  8,074

                                                                                                                         ---------
COMPREHENSIVE INCOME                                                                                                         4,669
                                                                                                                         ---------

Repurchases of common stock from management                            (286)                                                  (286)

Interest accrued on notes from parent (net of tax $4,250)             7,894   (12,144)                                      (4,250)

Compensation expense on restricted stock                                                   298                                 298

Capital contribution from parent                                      4,250                                                  4,250
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2003                                 $2,009   $1,184,202 $(475,660) $(2,381)   $(157,563)  $(706,819) $(156,212)
-----------------------------------------------------------------------------------------------------------------------------------

See  Notes  to  Consolidated  Financial  Statements





















































NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
(Dollars in thousands except share and per share amounts and as otherwise indicated)

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

2.     BASIS  OF  PRESENTATION

The accompanying unaudited Consolidated Financial Statements (the "Financial Statements") include the accounts of Borden Chemical, Inc. and its subsidiaries, after elimination of intercompany accounts and transactions and contain all adjustments, which in the opinion of management are necessary for a fair presentation of the results for the interim periods. Results for the interim periods are not necessarily indicative of results for the full year. Certain prior year amounts have been reclassified to conform with the 2003 presentation.

The Company accounts for stock-based compensation under APB 25 and has adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment to SFAS No. 123". The following table sets forth the required reconciliation of reported and Pro Forma Net Loss and EPS under SFAS No. 148:

The Company accounts for stock-based compensation under APB 25 and has adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment to SFAS No. 123". The following table sets forth the required reconciliation of reported and Pro Forma Net Loss and EPS under SFAS No. 148:






------------------------------------------------------------------------------------------------------------------------
                                                                          THREE MONTHS ENDED MARCH 31,
------------------------------------------------------------------------------------------------------------------------
                                                                               2003                      2002
------------------------------------------------------------------------------------------------------------------------

Net (Loss) applicable to common stock                               $      (3,405)               $     (31,712)
     Add:  Stock-based employee compensation expense
     included in reported net income, net of related tax
     benefit                                                                  -                           -



     Deduct: Total stock-based employee compensation
     expense determined under fair value based method for all
     awards granted since January 1, 1996, net of related tax
     effects                                                                 (33)                         -
                                                                       -------------------------------------------------
Pro Forma Net Loss                                                  $     (3,438)                 $    (31,712)
                                                                       =================================================

Average shares outstanding - basic and diluted                            200,903                      199,158

Per share as reported (basic and diluted)                           $       (0.02)               $       (0.16)
Per share pro forma (basic and diluted)                             $       (0.02)               $       (0.16)
------------------------------------------------------------------------------------------------------------------------



3.     BUSINESS  REALIGNMENT  EXPENSE

In first quarter 2003, the Company recorded business realignment expense and impairments of $1,296 consisting of business realignment expense of $1,229 and non-cash asset impairment charges of $67.

Provided below is a rollforward of business realignment reserve activity for first quarter 2003.


--------------------------------------------------------------------------------------------------------------
                                                RESERVES                                          RESERVES
                                              DECEMBER 31,         2003            2003          MARCH 31,
                                                 2002            EXPENSE         CHARGES            2003
--------------------------------------------------------------------------------------------------------------
Plant closure costs  (1)                     $   9,568          $   955         $  2,239        $   8,284
Other severance and employee costs               3,996              274            1,793            2,477
                                             -------------      ------------     -----------      -----------
                                             $  13,564          $  1,229        $  4,032        $  10,761
--------------------------------------------------------------------------------------------------------------

(1)     Plant  closure  costs  include  fixed  asset  write-offs, plant employee severance  and  demolition,  environmental  and  other related costs, offset by any pre-tax gain on the sales of assets associated with a  closed  plant.

Business realignment expense in first quarter 2003 of $1,229 consists of $955 of plant closure costs, relating to environmental remediation for previously closed plants in Brazil ($450), additional costs related to the closure of the melamine crystal business ($181) and other previous plant closures, fixed assets write-offs and restructuring programs ($324), and $274 of severance and other employee costs. Plant closure costs include plant employee severance of $6 and demolition, environmental and other costs of $949.

Provided below is a rollforward of business realignment reserve activity for first quarter 2002.

--------------------------------------------------------------------------------------------------------------
                                                     RESERVES                                   RESERVES
                                                   DECEMBER 31,      2002         2002          MARCH 31,
                                                      2001          EXPENSE      CHARGES          2002
--------------------------------------------------------------------------------------------------------------
Plant closure costs  (1)                      $     14,067      $   4,657      $  2,120       $   16,604
Other severance and employee costs                   8,360              2         1,526            6,836
                                             --------------    ------------   ------------   -----------------
                                              $     22,427      $   4,659      $  3,646       $   23,440
--------------------------------------------------------------------------------------------------------------

(1)     Plant  closure  costs  include  fixed  asset  write-offs,  plant  employee severance and demolition, environmental  and  other  related  costs, offset by any pre-tax gain  on  the  sales  of  assets  associated  with  a  closed  plant.


In first quarter 2002, the Company had net business realignment expense of $4,659, which was comprised of $7,122 of plant closure costs, primarily related to the closure of the melamine crystal business, and $2 of other severance and employee costs, partially offset by a pre-tax gain on the sale of land associated with a previously closed plant of $2,465 ($1,602 after-tax). Plant closure costs include plant employee severance of $4,390 and demolition, environmental and other costs of $2,732.

4.     RESTRICTED  CASH

Restricted cash at March 31, 2003 and December 31, 2002 represents cash collateral related to the Company's uncommitted letter of credit facility. The facility requires the Company to provide cash collateral equivalent to 101% of the letters of credit outstanding. The Company is in the process of canceling the letters of credit under this facility and reissuing them under a new three-year asset based revolving credit facility dated September 23, 2002. The Company expects this process to be completed by July 2003.

5.     GOODWILL  AND  INTANGIBLE  ASSETS

As of January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets". Consequently, subsequent to January 1, 2002, goodwill and identifiable intangible assets with indefinite useful lives are no longer amortized and identifiable assets with finite useful lives are amortized over their respective useful lives.

Also, in conjunction with adopting SFAS No. 142, the Company assessed its intangible assets and tested the carrying amount of goodwill for impairment. The intangible asset assessment was conducted to determine whether any intangibles had indefinite useful lives. The Company determined that all of its intangible assets had finite useful lives, and that no adjustment of current useful lives was necessary. As a result of its goodwill impairment test, the Company recorded an impairment charge of $29,825 which represents 100% of the January 1, 2002 carrying amount related to its European reporting unit. This impairment charge is reported as the cumulative effect of change in accounting principle in the Consolidated Statements of Operations for the three months ended March 31, 2002.

6.     RESTRICTED  STOCK

During the first quarter of 2002, the Company granted 1,058,201 shares of restricted common stock to management under the Amended and Restated 1996 Stock Purchase and Option Plan. An additional 529,100 shares of restricted common stock were granted to management during the remainder of the 2002 year. The deferred compensation of $3,571 related to the restricted common shares granted in 2002 is being amortized over the three-year vesting period.

7.     COMPREHENSIVE  INCOME

Comprehensive  income  is  computed  as  follows:

-------------------------------------------------------------------------------
                                               THREE MONTHS ENDED MARCH 31,
                                               2003                 2002
-------------------------------------------------------------------------------

Net (loss) income                          $ (3,405)           $  (31,712)
Foreign currency translation adjustments      8,074                (2,855)
Derivative activity                             -                     284
                                        ---------------        ---------------
                                          $   4,669           $   (34,283)
-------------------------------------------------------------------------------


The foreign currency translation adjustments in 2003 relate primarily to Canada plus, to a lesser extent, favorable exchange rates in the United Kingdom and Brazil. The foreign currency translation adjustments relate primarily to the
United  Kingdom  in  2002.    The  derivative  activity  amounts  represent
reclassification into earnings of the original cumulative effect of change in accounting principle.

8.     SEGMENT  DATA

The Company reports three operating segments, as well as Corporate and other and Businesses sold or distributed. The operating segments are North American Forest Products, North American Performance Resins and International. The North American Forest Products segment product lines include formaldehyde and forest product resins with the key business drivers being housing starts, furniture demand, panel production capacity and chemical sector operating conditions. The North American Performance Resins segment product lines include speciality, oilfield, industrial, nonwoven, laminate and foundry resins and UV coatings with the key business drivers being housing starts, auto builds, active gas drilling rigs, fiber optic demand and the general industrial sector. The International segment consists of operations in Latin America, Europe and Asia Pacific with the principal countries being Brazil, the United Kingdom, Malaysia and Australia. Product lines of the International segment include forest product and performance resins with the key business drivers being export levels, panel production capacity, housing starts, furniture demand and the local political environment. Corporate and other represents general and administrative expenses and certain expenses related to divested businesses. Key drivers of the expense include inflation, benefit cost and insurance experience and rates. The Businesses sold, distributed or closed segment includes the Company's melamine crystal business, which was closed on January 11, 2002. Operating results subsequent to the closure date represent revenue and related expenses from the sale of inventory.




















RESULTS  OF  OPERATIONS  BY  SEGMENT:
-------------------------------------

Following is a comparison of net sales, operating income (loss), depreciation and amortization and EBITDA by reportable business segment for the Company for the three months ended March 31:


NET SALES
--------------------------------------------------------------------------------
                                              2003                    2002
--------------------------------------------------------------------------------
North American Forest Products           $   178,723             $   142,951
North American Performance Resins             95,536                  86,479
International                                 75,023                  63,309
Businesses sold or distributed                     6                   3,352
                                         ------------            ---------------
                                         $   349,288             $   296,091
                                        ==============           ===============


OPERATING INCOME (LOSS)
--------------------------------------------------------------------------------
                                              2003                    2002
--------------------------------------------------------------------------------
North American Forest Products           $    13,280             $    19,628
North American Performance Resins              8,273                   9,499
International                                  5,157                   4,427
Corporate and other                          (19,033)                (14,737)
Businesses sold or distributed                  (472)                 (3,725)
                                         ------------            ---------------
                                         $     7,205             $    15,092
                                        ==============           ===============

DEPRECIATION  AND  AMORTIZATION  EXPENSE
--------------------------------------------------------------------------------
                                              2003                    2002
--------------------------------------------------------------------------------
North American Forest Products            $  4,779                 $   4,776
North American Performance Resins            2,470                     2,509
International                                2,609                     2,647
Corporate and other                          1,505                     2,169
Businesses sold or distributed                 -                         -
                                         ------------            ---------------
                                          $ 11,363                 $  12,101
                                        ==============           ===============



EBITDA information is presented with the Company's segment disclosures because it is the basis for a primary measure used by the Company to evaluate its operating results and is determined by adding depreciation and amortization to Operating Income (Loss).

EBITDA
--------------------------------------------------------------------------------
                                              2003                    2002
--------------------------------------------------------------------------------

North American Forest Products             $ 18,059                $ 24,404
North American Performance Resins            10,743                  12,008
International                                 7,766                   7,074
Corporate and other                         (17,528)                (12,568)
Businesses sold or distributed                 (472)                 (3,725)
                                         ------------            ---------------
                                           $ 18,568                $ 27,193
                                        ==============           ===============







9.     RELATED  PARTY  TRANSACTIONS

Financing  and  Investing  Arrangements
---------------------------------------

Borden Foods Holdings Corporation ("Foods"), an affiliate of the Company, loans cash to the Company, under an Affiliate Borrowing Agreement. The loans are evidenced by a demand promissory note with interest at a variable rate per year. These loans are recorded as loans payable to affiliates in the Consolidated Balance Sheets. Foods had $43,890 at an interest rate of 1.4375% and $84,680 at an interest rate of 1.3125% loaned to the Company at March 31, 2003 and December 31, 2002, respectively. The Company recorded affiliated interest expense of $194 and $722 related to amounts loaned by affiliates for the three months ended March 31, 2003 and 2002, respectively.

In first quarter 2002, the Company settled in full its note payable (the "Note") to BCPM in the form of cash payments of $31,581 and $2,600 of certain set-offs asserted by the Company against amounts due under the Note. BCPM acknowledged the validity and enforceability of certain set-offs asserted against amounts due under the Note by the Company; the Company waived the right to assert other set-offs against amounts due under the Note; and BCPM and the Company exchanged mutual releases with respect to the Note. A committee comprised solely of independent directors of BCPM, represented and advised by separate and independent counsel, reviewed and agreed to the above provisions. See Note 11 for further discussion of BCPM.

At December 31, 2001, the Company had a $110,000 preferred stock investment in Consumer Adhesives, an affiliate of the Company. The preferred stock was redeemed on March 1, 2002 for a $110,000 note receivable from Consumer Adhesives. On March 12, 2002, the note receivable was sold to the Company's parent for cash of $110,000 plus accrued interest of $455.

Foods was a guarantor of the Company's debt until 2002. Under the terms of the guarantee agreement between Foods and the Company, Foods was automatically released from the obligation to guarantee the payment of the Company's outstanding publicly held debt upon Foods being released from the obligation to guarantee the payment of amounts due under the Company's $250,000 Credit Agreement that expired on July 13, 2002.

Administrative  Service,  Management  and  Consulting  Arrangements
-------------------------------------------------------------------

The Company provides administrative services to Foods under a revised agreement effective for 2002 and beyond. The annual fee under this agreement is $50 for 2003 and $120 for 2002, respectively. Fees received for these services are offset against the Company's general and administrative expenses and totaled $13 and $30 for each of the three months ended March 31, 2003 and 2002, respectively. In addition, the Company pays certain costs on behalf of Foods and is reimbursed by Foods for 100% of these costs. Included in accounts receivable from affiliates at March 31, 2003 is $152 related to these costs.

Borden Capital, Inc. ("Capital") provided management, consulting and governance to the Company, and the Company provided certain administrative services to Capital during 2002. Capital charged the Company an annual fee of $9,000, payable quarterly in arrears, which represented the net amount of Capital's fee less the Company's fee for providing administrative services to Capital. During 2002, BHI made a decision to cease the operations of Capital by the end of the first quarter of 2003. Commencing in 2003, certain management, consulting and board services previously provided to the Company by Capital were assumed by the Company, while other such services will continue to be provided to the Company by KKR for an annual fee of $3,000. During the quarter ended March 31, 2003 the Company paid KKR $750 under this arrangement while in the first quarter of 2002 the management fee due to Capital was $2,250.

The Company provides certain administrative services for its parent BHI. During the first quarter of 2003, the Company billed BHI $119 for such services, which was offset against the Company's general and administrative expense.

10.     GUARANTEES  AND  INDEMNIFICATIONS

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

In addition, the Company has agreed to indemnify KKR for any claims resulting from its services to the Company. The indemnification does not expire and the Company is not able to determine a maximum exposure under the agreement. However, the Company does have an indemnification agreement from its parent for any amounts that it must pay under the KKR indemnity relating to World Kitchen, Inc., a former affiliate of the Company.

The Company has not entered into any significant agreement subsequent to January 1, 2003 that would require it, as a guarantor, to recognize a liability for the fair value of obligations it has undertaken in issuing the guarantee.

Subsidiary  Guarantees
----------------------

The Company guarantees the bank debt of one of its Brazilian subsidiaries up to a maximum U.S. equivalent of US $6,700.

Warranties
----------

The Company does not make express warranties on its products, other than that they comply with the Company's specifications, and therefore does not record a warranty liability. Adjustments for product quality claims are not material and in general are handled through routine procedures and charged against sales revenues upon occurrence.

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

On October 22, 2002 the U.S. Bankruptcy Court for the District of Delaware approved a Settlement Agreement among the Company, Borden Chemicals and Plastics Operating Limited Partnership ("BCPOLP"), BCP Management, Inc. ("BCPM"), the
U.S. Environmental Protection Agency and the Louisiana Department of Environmental Quality, whereby the Company agreed to perform certain of BCPOLP's obligations with respect to environmental remediation at BCPOLP's Geismar, Louisiana site.

The Company has accrued approximately $42,800 and $44,000 at March 31, 2003 and December 31, 2002, respectively, for all probable environmental remediation and restoration liabilities. This is management's best estimate of these liabilities, based on currently available information and analysis. The Company believes that it is reasonably possible that costs associated with such liabilities may exceed current reserves by amounts that may prove insignificant, or by amounts, in the aggregate, of up to approximately $39,000.

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

LEGAL MATTERS - The Company has recorded $11,900 and $10,000 in liabilities at March 31, 2003 and December 31, 2002, respectively, for legal defense and settlement costs that they believe are probable and reasonably estimable. Actual costs are not expected to exceed these amounts. In addition, there has been increased publicity about asbestos liabilities faced by manufacturing companies. As a result of the bankruptcies of many asbestos producers, plaintiff attorneys are increasing their focus on peripheral defendants, including the Company. The Company believes it has adequate reserves and insurance and does not believe it has a material asbestos exposure.

In 1998, pursuant to a merger and recapitalization transaction sponsored by The Blackstone Group ("Blackstone") and financed by Chase Manhattan Bank ("Chase"), Borden Decorative Products Holdings, Inc. ("BDPH"), a wholly owned subsidiary of the Company, was merged with an acquisition vehicle created by Blackstone, which subsequently merged with Imperial Wallcoverings to create Imperial Home Decor Group ("IHDG"). Blackstone provided $84,500 in equity and Chase provided $295,000 in senior financing. Borden received approximately $314,400 in cash and 11% of IHDG common stock for its interest in BDPH. On January 5, 2000, IHDG filed for reorganization under Chapter 11 of the U. S. Bankruptcy Code. IHDG emerged from bankruptcy in April 2001. The IHDG Litigation Trust (the "Trust") was created pursuant to the plan of reorganization in the IHDG bankruptcy to pursue preference and other avoidance claims on behalf of the unsecured creditors of IHDG. In November 2001, the Trust filed a lawsuit against the Company and certain of its affiliates seeking to have the IHDG recapitalization transaction voided as a fraudulent conveyance and asking for a judgment to be entered against the Company for $314,400 plus interest, costs and attorney fees. Discovery is pending in the case with a cut-off currently scheduled for December 2003. The Company believes it has strong defenses to the Trust's allegations and intends to defend the case vigorously.

OTHER - The Company's subsidiary, BCP Management, Inc. ("BCPM"), filed for protection under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware on March 22, 2002. BCPM has served as the general partner of Borden Chemicals and Plastics Operating Limited Partnership ("the Partnership") which was created in November 1987 and operated as a commodity chemicals producer. On April 3, 2001 the Partnership filed for protection under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware. On February 5, 2003, the U.S. Bankruptcy Court approved a Joint Plan of Liquidation for the Partnership and BCPM (the "Joint Plan") which provided for the transfer of the remaining assets of both entities, including preference, avoidance and other claims against third parties (including the Company) to separate liquidating entities for liquidation and distribution to their creditors. The transfer of the remaining assets of both entities to the liquidating agents was effective March 13, 2003. The Company's ownership interest in BCPM has been extinguished and no distributions from BCPM to the Company are anticipated. The Company recorded charges totaling $30,000 for calendar years 2000 and 2001 to reduce the value of the Company's investment in BCPM to zero. On April 3, 2003, the Company entered into an agreement ("Tolling Agreement") with BCP Liquidating LLC, ("BCP Liquidating") the successor in interest to the Partnership, extending to June 2, 2003 the period within which BCP Liquidating may file preference claims against the Company relating to payments made by the Partnership to the Company within one year preceding the Partnership's bankruptcy filing. Payments made by the Partnership to the Company in the year preceding bankruptcy total approximately $10,000 for products sold and services provided by the Company to the Partnership in the ordinary course of its operations. Based on its analysis to date, the Company does not believe any significant amounts are recoverable as preferences by BCP Liquidating. No assurance can be given that the above described claims or other claims related to the bankruptcies of BCPM and the Partnership will not be made against the Company.

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












ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AMOUNTS IN THOUSANDS)

CRITICAL  ACCOUNTING  POLICIES
------------------------------

For a discussion of the Company's critical accounting policies, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations on page 11 and Note 3 to the Consolidated Financial Statements on page 35 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.

RESULTS  OF  OPERATIONS  BY  SEGMENT:
-------------------------------------

Following is a comparison of net sales, operating income (loss), depreciation and amortization and EBITDA by reportable business segment for the Company for the three months ended March 31:

NET  SALES
--------------------------------------------------------------------------------
                                               2003                     2002
--------------------------------------------------------------------------------
North American Forest Products             $  178,723             $   142,951
North American Performance Resins              95,536                  86,479
International                                  75,023                  63,309
Businesses sold or distributed                      6                   3,352
                                        --------------           ---------------
                                         $    349,288             $   296,091
                                        ==============           ===============


OPERATING  INCOME  (LOSS)
--------------------------------------------------------------------------------
                                               2003                     2002
--------------------------------------------------------------------------------
North American Forest Products           $     13,280             $    19,628
North American Performance Resins               8,273                   9,499
International                                   5,157                   4,427
Corporate and other                           (19,033)                (14,737)
Businesses sold or distributed                   (472)                 (3,725)
                                        --------------           ---------------
                                         $      7,205             $    15,092
                                        ==============           ===============


DEPRECIATION  AND  AMORTIZATION  EXPENSE
--------------------------------------------------------------------------------
                                               2003                     2002
--------------------------------------------------------------------------------
North American Forest Products           $      4,779             $     4,776
North American Performance Resins               2,470                   2,509
International                                   2,609                   2,647
Corporate and other                             1,505                   2,169
Businesses sold or distributed                    -                       -
                                        --------------           ---------------
                                         $     11,363             $    12,101
                                        ==============           ===============


















EBITDA information is presented with the Company's segment disclosures because it is the basis for a primary measure used by the Company to evaluate its operating results and is determined by adding depreciation and amortization to Operating Income (Loss).

EBITDA
-------------------------------------------------------
                                     2003          2002
-------------------------------------------------------
North American Forest Products. .  $ 18,059   $ 24,404
North American Performance Resins    10,743     12,008
International . . . . . . . . . .     7,766      7,074
Corporate and other . . . . . . .   (17,528)   (12,568)
Businesses sold or distributed. .      (472)    (3,725)
                                   $ 18,568   $ 27,193
                                   ---------  ---------

Included within EBITDA are the following expenses, income, gains and loses related to business realignment activities undertaken under by the Company and certain other significant charges.





SIGNIFICANT AND UNUSUAL ITEMS
IMPACTING EBITDA (1)
----------------------------------------------------------------------------------------------------------------------
(EXPENSE) INCOME
----------------------------------------------------------------------------------------------------------------------
                                                     PLANT
2003                                                CLOSURE (2)           SEVERANCE      IMPAIRMENTS          TOTAL
----------------------------------------------------------------------------------------------------------------------
North American Forest Products                  $        37          $      (84)     $                  $      (47)
North American Performance
Resins                                                  (47)                                                   (47)
International                                          (642)                (14)            (67)              (723)
Corporate and other                                    (122)               (176)                              (298)
Businesses sold or distributed                         (181)                                                  (181)
                                                  -------------      -------------    -------------     --------------
     Total                                      $      (955)         $     (274)     $      (67)       $    (1,296)
                                                ===============      ==============  ===============   ================

2002
----
North American Forest Products                  $      (288)         $       82      $      -       $         (206)
North American Performance Resins                      (346)                 69                               (277)
International                                           150                                                    150
Corporate and other                                                        (153)                              (153)
Businesses sold or distributed                       (4,173)                                                (4,173)
                                                  -------------      -------------    -------------     --------------
Total                                           $    (4,657)         $       (2)     $      -       $       (4,659)
                                                ===============      ==============  ===============   ================

(1)     See pages 20 through 23 of the Management's Discussion and Analysis of Financial Condition and Results of Operations
for  further  information  concerning  these  items.
(2)     Plant closure costs include fixed asset write-offs, plant employee severance and demolition, environmental and other related  costs,  offset  by  any  pre-tax  gain  on  the  sale  of  assets  associated  with  a  closed  plant.





















THREE  MONTHS  ENDED  MARCH  31,  2003  VERSUS THREE MONTHS ENDED MARCH 31, 2002





NET SALES VARIANCE                                 2003 AS A PERCENTAGE INCREASE (DECREASE) FROM 2002
-------------------------------------------------------------------------------------------------------------
                                            VOLUME          PRICE/MIX           TRANSLATION          TOTAL
-------------------------------------------------------------------------------------------------------------
North American Forest Products               4.4%            18.8%                1.8%               25.0%
North American Performance Resins            4.4%             6.1%                                   10.5%
International                                3.5%            22.6%               (7.6%)              18.5%


North  American  Forest  Products
---------------------------------

North American Forest Products sales increased $35,772 or 25.0% in the first quarter of 2003 versus the comparable period last year. The major component of the increase was higher selling prices for resins and formaldehyde related to the pass through of higher raw material prices under contracts that provide for monthly or quarterly price adjustments based on published cost indices for the Company's primary raw materials. In addition, an increase in sales volume of formaldehyde driven by strong demand in the general chemical sector accounted for 4.4% of the year on year sales increase. Favorable currency exchange rates also contributed to the improved sales this year versus last year due to a strengthened Canadian dollar.

EBITDA decreased by $6,345 or 26.0% in the first quarter of 2003 versus the comparable period last year. This decrease was attributable to significantly higher raw material costs combined with increased processing costs resulting from higher energy, benefit and insurance costs in the first quarter of 2003 compared to 2002. While raw material price increases can contractually be passed on to customers, in periods of rising prices there is normally a negative lag effect in matching the timing of the cost increases and contract trigger points. The impact of rising raw material prices and increased processing costs more than offset the positive effect of the increase in volume.

North  American  Performance  Resins
------------------------------------

North American Performance Resins sales increased $9,057 or 10.5% in the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002. The major contributor to this improvement was increased volumes and improved mix in oilfield products. This reflects a higher percentage of premium products in the sales mix as well as increased demand due to an increase in natural gas exploration and drilling activity. Specialty resins also contributed to the improved sales through improved mix and volume. The oilfield and specialty resin volume improvements were partially offset by a decline in foundry resins volumes reflecting weak market conditions in the automotive sector.

EBITDA decreased by $1,265 or 10.5% in the quarter ended March 31, 2003 as compared to the prior year comparable period. This decrease was attributable to higher raw material prices in the specialty resins products partially offset by the improved volumes and mix in oilfield products. The impact of higher energy, benefit and insurance costs on processing costs were offset by synergies realized from the 2001 foundry acquisition.

International
-------------

International sales increased $11,714 or 18.5% in the first quarter of 2003 versus the comparable period for the prior year. Europe, Latin America and Asia Pacific all contributed to the increase with Europe reflecting strong price increases and currency exchange gains partially offset by a volume decline due to the continued difficult market environment. Latin America showed strong price improvement and volume gains which were largely offset by currency exchange losses, while Asia Pacific reflected improvement in price, volume and currency exchange gains. For all three markets, the major reason for the strong price improvement relates to the pass through of significantly higher raw material prices.

EBITDA from International businesses increased $692 or 9.8% in the quarter ended March 31, 2003 versus the comparable period last year. The increase is primarily attributable to the strong improvement in gross margin in Latin America resulting from pricing and volume growth and, a $1,100 reserve reduction due to a revised estimate of the potential liability related to the importation of inventory, partially offset by the exchange losses as well as the increased environmental remediation costs related to previously closed plants in Latin America in 2003 as compared to 2002. The 2002 significant and unusual items for International consist of a gain on the sale of land in Europe largely offset by additional expenses required for plant closings and severance in Europe. The increased expense for plant closings was partially offset by foreign exchange gains from Europe and strong performance by the forest products group in Latin America, tempered by exchange losses.



Corporate  and  other
---------------------

Corporate and other expenses increased $4,960 to a loss of $17,528 in the first quarter of 2003. The increase in expense is primarily attributable to significantly higher pension, post-retirement and insurance benefit costs, additional legal reserves due to higher than expected settlement costs and higher revised estimates for general insurance. The increased costs were partially offset by a reduction in management fees this year versus last year.

See Liquidity for a discussion of amendments the Company has made to its medical benefit plan, effective September 1, 2003. As a result, the Company anticipates that expenses related to post-retirement health benefits will be reduced by approximately $10,000 per year in future periods as compared to expense anticipated under the pre-amended retiree medical plan.

Business  disposed  of
----------------------

The Businesses disposed of represents the disposition of remaining inventory and other assets of the melamine crystal business subsequent to its closure on January 11, 2002, with the activity in first quarter 2003 being significantly lower than 2002. As part of its ongoing business strategy the Company will continue to review certain business realignment activities and engage in discussions with third parties regarding possible acquisitions, joint ventures and divestitures in order to manage and enhance its product portfolio and further its strategic objectives. Success in identifying and completing such activities and transactions could assist the Company in maintaining or improving its competitive position as well as possibly improve its revenues, decrease costs and improve profits.


NON-OPERATING  EXPENSES  AND  INCOME  TAXES
-------------------------------------------

Following is a comparison of non-operating expenses for the three months ended March 31, 2003 and 2002:

<BTB>
-----------------------------------------------------------------------------------
                                            Three months ended March 31,
                                             ----------------------------
                                            2003                        2002
-----------------------------------------------------------------------------------
Interest expense                         $  11,340                    $ 11,787
Affiliated interest expense, net               194                         267
Other non-operating expense (income)           467                      (2,288)
                                        --------------             ----------------
                                         $  12,001                    $  9,766
-----------------------------------------------------------------------------------

Non-operating expenses increased $2,235 to $12,001 for the quarter ended March 31, 2003 from $9,766 for the prior year's quarter. The increase is primarily attributable to lower affiliated dividend income of $1,512 this year versus last year, derivative mark-to-market expense this year of $264 versus income last year of $516, offset partially by a $520 decrease in interest expense and affiliated interest expense due to lower borrowings and lower interest rates this year.


Following is a comparison of income tax (benefit) expense related to continuing operations for the three months ended March 31, 2003 and 2002:


-----------------------------------------------------------------------------------
                                                THREE MONTHS ENDED MARCH 31,
                                                    2003             2002
-----------------------------------------------------------------------------------
Income tax (benefit) expense                      $(1,391)          $7,213
Effective tax rate                                     29%             135%
-----------------------------------------------------------------------------------


The 2003 effective tax rate reflects higher effective tax rates in various international jurisdictions.

The 2002 effective tax rate reflects a higher portion of income derived from foreign operations and the effect of higher tax rates in foreign jurisdictions as well as additional valuation allowances against foreign net operating loss carryforwards.

CASH  FLOWS:
------------

Cash  provided  by  (used  in):

-----------------------------------------------------------------------------------
                                               THREE MONTHS ENDED MARCH 31,
                                                2003                  2002
-----------------------------------------------------------------------------------
Operating activities                     $  (12,328)              $  (23,689)
Investing activities                         (7,183)                 103,197
Financing activities                         20,370                  (75,905)
                                        ----------------         ------------------
Net change in cash and cash equivalents $       859               $    3,603
-----------------------------------------------------------------------------------



Operating  Activities
---------------------

Operating activities used cash of $12,328 in the first quarter of 2003 versus using cash of $23,689 in the first quarter of 2002. The use of cash in 2003 is primarily attributable to the increase in trade receivables partially offset by an increase in trade payables. The increase in receivables is in line with the increased sales for the quarter while the increase in payables is due to the significant increase in raw material costs experienced during the first quarter of 2003. The use of cash in 2002 of $23,689 was attributable to a reduction in payables due to the timing of payments and reduced payment terms with new raw material suppliers. The increase in receivables was due to higher affiliate balances and a slow down in collections and was offset by reduction in inventory due to lower raw material costs.

Investing  Activities
---------------------

Investing activities used cash of $7,183 in the March 31, 2003 quarter versus providing cash of $103,197 in the comparable quarter of 2002. Capital expenditures, net of proceeds from miscellaneous asset sales, accounts for the outflow of cash and was the only investing activity in 2003. In 2002 the Company sold a $110,000 note receivable from Consumer Adhesives to the Company's parent for cash. This sale, net of capital expenditures, accounted for the inflow of cash in the prior year quarter.

Financing  Activities
---------------------

Financing activity provided cash of $20,370 in the 2003 quarter as compared to using cash of $75,905 in the 2002 comparable quarter. During the 2003 quarter the Company converted letters of credit from the uncommitted letter of credit facility (see Liquidity and Capital Resources section) to the New Credit Facility thereby releasing restricted cash of $52,201 which was used to pay down affiliated borrowings. Also in 2003 short term borrowings were made primarily by the United Kingdom subsidiary. In 2002, the Company issued letters of credit under the uncommitted letter of credit facility thereby restricting cash in the amount of $38,855 and paid off a note to BCPM, an unconsolidated subsidiary, in the amount of $31,581 plus repaid affiliated borrowings of $5,500.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

The Company entered into a three-year asset based revolving credit facility on September 23, 2002 (the "New Credit Facility") that provides for a maximum borrowing of $175,000. The New Credit Facility replaced the prior $250,000 Credit Facility that expired on July 13, 2002 and will replace the uncommitted letter of credit facility discussed below.

The New Credit Facility is secured with inventory and accounts receivable in the United States, Canada and the United Kingdom and a portion of property and equipment in Canada and the United Kingdom. The New Credit Facility contains restrictions on dividends, limitations on borrowings from affiliates ($30,000 after all letters of credit are reissued under this facility), capital expenditures ($65,000 in 2003) and payment of management fees ($5,000 per year in 2003 and beyond) in addition to a minimum trailing twelve-month fixed charge coverage ratio of 1.5 to 1.0 if aggregate availability is less than $25,000,
1.25  to 1.0 if aggregate availability is between $25,000 and $50,000 and 1.1 to
1.0 if aggregate availability is between $50,000 and $75,000. In addition, the New Credit Facility provides that when aggregate availability exceeds $75,000 there is no fixed charge coverage ratio requirements. At March 31, 2003 the Company was in compliance and expects to remain in compliance with all covenants.


Under the uncommitted letter of credit facility, the Company provides cash collateral equivalent to 101% of letters of credit outstanding, or $14,848 at March 31, 2003. This amount was classified as restricted cash on the Consolidated Balance Sheet as of March 31, 2003. The letters of credit under this facility are in the process of being cancelled and reissued under the New Credit Facility, a process the Company expects to complete by July of this year. As the cash collateral becomes unrestricted, the Company has used the cash to repay borrowings from Foods.

The Company has borrowed $43,890 from Foods at an interest rate of 1.4375% as of March 31, 2003. When all letters of credit under the uncommitted letter of credit facility have been cancelled, the New Credit Facility limits the borrowings from affiliates to a maximum of $30,000. Currently, outstanding letters of credit under the uncommitted letter of credit facility are deducted from the maximum borrowing allowable to determine the borrowing availability under the New Credit Facility. Maximum borrowing allowable is calculated monthly and is based upon specified percentages of eligible accounts receivable, inventory and fixed assets. As of March 31, 2003, the maximum borrowing allowable under the New Credit Facility was $146,336 of which $64,190 was unused and available.

In the fourth quarter of 2002, the Company purchased $7,368 of its outstanding publicly held bonds for $4,510 plus fees. The Company and or affiliates of the Company, including entities controlled by KKR, may in the future, depending on market conditions, purchase additional senior unsecured notes of the Company in the open market or by other means.

The Company has updated its projections of the minimum annual funding requirements imposed by Federal laws and regulations with regard to the U.S. benefit obligations of its defined benefit pension plans through 2008. The assumptions utilized in updating its projections included an 8.0% annual rate of return on assets for the years 2003 through 2008 and the continuation of current law and plan provisions. The updated minimum annual funding requirements range from $0 in 2003 to approximately $24,000 in 2006 with a total funding requirement for the six years ended in 2008 of $88,000.

On April 23, 2003, the Company amended its medical benefit plan (as permitted by its terms) such that, effective September 1, 2003, medical benefits will no longer be provided to the Company's retirees and their dependents who are over age 65. The Company has made an arrangement with a major benefits provider to offer affected retirees and their dependents continued access to medical coverage, including coverage for pre-existing conditions. The Company currently intends to subsidize a portion of the cost of coverage for affected retirees and dependents for an indefinite period of time to assist retirees' transition to alternative medical coverage. The Company has reserved the right to continue, terminate or reduce the subsidy provided to affected retirees and dependents in the future.

As a result of these actions, the Company estimates that its liability related to providing post-retirement medical benefits will be reduced by approximately $75,000 and that cash outflows and expense will be decreased by approximately $10,000 per year as compared to the costs and cash outlays anticipated under the pre-amended retiree medical benefit plan.

The Company will adjust any applicable unrecognized prior service benefit for the impact of the amendment and will amortize such adjustment over the estimated remaining years of service until participants reach full eligibility.

During the first quarter of 2003 raw material price increases, rising utility costs and increased benefit and general insurance costs continued to put pressure on the Company's margins. While the Company was able to obtain some selling price relief, in most segments the raw material price increases and other cost increases outstripped the ability to increase sales prices.

The Company does believe that the economy will return to a more normal trend and raw material prices will stabilize within the near to mid-term but there is no assurance that this will happen. Given this uncertainty, the Company is exploring opportunities to reduce capital expenditures and reduce infrastructure costs to improve cash flows and profitability and assure adequate liquidity. In addition, the Company is exploring options to reduce outstanding letters of credit and by so doing, increase aggregate availability under the New Credit Facility. The increase in availability will provide the Company with additional borrowing capacity and potentially reduce or eliminate the fixed charge covenant requirement.





RECENT  ACCOUNTING  PRONOUNCEMENTS
----------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under this Statement, an asset retirement obligation is recognized at its fair value in the period in which it is incurred. Asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and a related amortization expense is recognized in future periods. This Statement is effective for the Company for financial statements issued for fiscal years beginning after January 1, 2003. The Company has adopted SFAS No. 143 effective January 1, 2003 and implementation did not have a significant impact on its results of operation or financial condition.

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction". This statement rescinds the aforementioned Statements and amends SFAS No. 13. The provisions of this Statement related to SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt" are effective for fiscal years beginning after May 15, 2002 but early application is encouraged. The Company has adopted SFAS No. 145 and reported a gain of $2,741 in the fourth quarter of 2002 related to the repurchase of its publicly held bonds.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement nullifies Emerging Issue Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principle difference between this Statement and EITF 94-3 relates to the requirements for recognition of the liability for costs associated with exit or disposal activities. Specifically, the liability for a cost associated with an exit or disposal activity is no longer recognized at the commitment date. Instead, the liability is recognized when the liability is incurred as defined by FASB Concept Statement No. 6, Elements of Financial Statements. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. Retroactive application of this Statement is prohibited. Any exit and disposal activities initiated under EITF 94-3 shall continue to be accounted for under the provisions of this EITF. The Company will follow the guidelines set forth in SFAS No. 146 for all new exit activities initiated after January 1, 2003.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also include more detailed disclosures with respect to guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for interim or annual periods ending after December 15, 2002. The Company has adopted FIN 45 and included the additional requirements with respect to guarantees in Note 10 to the Consolidated Financial Statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition provisions of this SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company has elected not to voluntarily change to the fair value based method of accounting for stock-based compensation until a consensus is reached on the methodology. The Company has included the additional disclosure requirements in Note 2 to the Consolidated Financial Statements.

In  January  2003,  the  FASB  issued  Interpretation  No. 46, "Consolidation of
Variable Interest Entities" ("FIN 46") to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements, the assets, liabilities and activities of another entity. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company has no variable interest entities and therefore the implementation of FIN 46 will not have an impact on its results of operations and financial condition.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The clarification provisions of this statement require that contracts with comparable characteristics be accounted for similarly. This statement is effective for any new derivative instruments entered into after June 30, 2003. The Company is in the process of determining the impact of adopting this Statement.


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








































































ITEM  3:  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

There have been no material changes since December 31, 2002 in the Company's market risk.

ITEM  4:  CONTROLS  AND  PROCEDURES

(a) Evaluation of Disclosures Controls and Procedures: The Company's President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (also defined in the Securities and Exchange act of 1934 Rules 13a - 14(c) and 15-d - 14 (c)) as of a date ("Evaluation Date") within 90 days before this filing date of this Quarterly Report on Form 10-Q, have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in Internal Controls: There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
































































PART  II

ITEM  1:  LEGAL  PROCEEDINGS

In connection with the bankruptcies of BCP Management, Inc. ("BCPM") and Borden Chemicals and Plastics Operating Limited Partnership ("the Partnership"), the Company, on April 3, 2003 entered into an agreement ("Tolling Agreement") with BCP Liquidating LLC, ("BCP Liquidating") the successor in interest to the Partnership, extending to June 2, 2003 the period within which BCP Liquidating may file preference claims against the Company relating to payments made by the Partnership to the Company within one year preceding the Partnership's bankruptcy filing. Payments made by the Partnership to the Company in the year preceding bankruptcy total approximately $10,000 for products sold and services provided by the Company to the Partnership in the ordinary course of its operations. Based on its analysis to date, the Company does not believe any significant amounts are recoverable as preferences by BCP Liquidating. The Tolling Agreement may be extended for additional periods, if necessary. No assurance can be given that the above described claims or other claims related to the bankruptcies of BCPM and the Partnership will not be made against the Company. (See Note 11 to the Consolidated Financial Statements)

There have been no other material developments during the first quarter of 2003 in the ongoing legal proceedings that are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

The Company is involved in other litigation throughout the United States, which is considered to be in the ordinary course of the Company's business.

The Company believes, based on the information it presently possesses, and taking into account its established reserves for estimated liability and its insurance coverage, that the ultimate outcome of its pending legal proceedings are unlikely to have a materially adverse effect on the Company's financial statements or operating results.

ITEM  2:  CHANGE  IN  SECURITIES  AND  USE  OF  PROCEEDS

There  were  no  changes  in  securities  during  the  first  quarter  of  2003.

ITEM  3:  DEFAULTS  UPON  SENIOR  SECURITIES

There  were  no  defaults on senior securities during the first quarter of 2003.

ITEM  4:  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The shareholders of the Company voted by unanimous written consent on two items on March 14, 2003:

1.     the  reelection  of  eleven  directors
2. approval of the 1996 Stock Purchase and Option Plan for Key Employees of Borden Chemical, Inc. and Subsidiaries, as amended.

The  eleven directors reelected by unanimous vote are: Brian F. Carroll, William
H. Carter, Kevin M. Kelley, C. Robert Kidder, Henry R. Kravis, Craig O. Morrison, Paul J. Norris, George R. Roberts, John K. Saer, Jr., William F. Stoll, Jr., and Scott M. Stuart.

The 1996 Stock Purchase and Option Plan for Key Employees of Borden Chemical, Inc. and Subsidiaries, as amended was also approved by unanimous vote.

ITEM  6:  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS  ON FORM 8-K

a.     Exhibits

(99)  Certificate  pursuant  to  18  U.S.C. Section 1350, as Adopted Pursuant to
         Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

b.     Reports  on  Form  8-K

There  were  no  reports  on  Form  8-K  filed during the first quarter of 2003.


















SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  BORDEN  CHEMICAL,  INC.




     Date: May 14, 2003                            By: /s/ William H. Carter
                                                       -----------------------

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

4. BCI's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for BCI and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to BCI is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


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





                    /s/ Craig O. Morrison              May 14,  2003
                    ----------------------             Date
                    Craig  O.  Morrison
                    Chief  Executive  Officer



























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

4. BCI's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for BCI and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to BCI is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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


                    /s/ William H. Carter         May 14,  2003
                    --------------------          Date
                   William  H.  Carter
                   Chief  Financial  Officer





































                                                       Exhibit  99




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Borden Chemical, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section  906  of  the  Sarbanes-Oxley  Act  of  2002,  that:

1.     The  Report  fully  complies with the requirements of Section 13(a) or 15
(d)  of  the  Securities  Exchange  Act  of  1934;  and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Craig O. Morrison                            /s/ William H. Carter
---------------------                            ----------------------
Craig  O.  Morrison                              William  H.  Carter
Chief  Executive  Officer                        Chief  Financial  Officer
May  14,  2003                                   May  14,  2003















A signed original of this written statement required by Section 906 has been provided to Borden Chemical, Inc. and will be retained by Borden Chemical, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.