Form 10-Q/A
period 2003-03-31
BORDEN CHEMICAL  INC
filed 2003-05-15
CIK 13239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q/A


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

Number of shares of common stock, $0.01 par value, outstanding as of the close of business on May 13, 2003: 200,895,628


































EXPLANATORY  NOTE

This Amendment No. 1 to Borden Chemical, Inc.'s quarterly report on Form 10-Q for the quarterly period ended March 31, 2003 is filed to include the number of shares of common stock outstanding as of the close of business on May 13, 2003. This information was inadvertently omitted from the cover page of the Form 10-Q for the quarterly period ended March 31, 2003 which was filed May 14, 2003.












































































                              BORDEN CHEMICAL, INC.

                                      INDEX





PART I - FINANCIAL INFORMATION

ITEM 1.  BORDEN CHEMICAL, INC. CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Operations and Comprehensive Income,
             three months ended March 31, 2003 and 2002                                            4
         Consolidated Balance Sheets, March 31, 2003 and December 31, 2002                         6
         Consolidated Statements of Cash Flows, three months ended March 31, 2003 and 2002         8
         Consolidated Statement of Shareholders' Deficit, three months ended March 31, 2003       10
         Notes to Consolidated Financial Statements                                               11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS     19

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                27

ITEM 4. CONTROLS AND PROCEDURES                                                                   27


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                                         28

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS                                                  28

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                           28

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                       28

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                          29

             Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                31














































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
                                                ===============      ==============  ===============   ================

(1)     See pages 21 through 24 of the Management's Discussion and Analysis of Financial Condition and Results of Operations
for  further  information  concerning  these  items.
(2)     Plant closure costs include fixed asset write-offs, plant employee severance and demolition, environmental and other related  costs,  offset  by  any  pre-tax  gain  on  the  sale  of  assets  associated  with  a  closed  plant.





















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

ITEM  4:  CONTROLS  AND  PROCEDURES

(a) Evaluation of Disclosures Controls and Procedures: The Company's President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (also defined in the Securities and Exchange act of 1934 Rules 13a - 14(c) and 15-d - 14 (c)) as of a date ("Evaluation Date") within 90 days before this filing date of this Quarterly Report on Form 10-Q/A, have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

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


                                                  BORDEN  CHEMICAL,  INC.




     Date: May 15, 2003                            By: /s/ William H. Carter
                                                       -----------------------

                                                  William  H.  Carter
                                                  Executive  Vice  President and
                                                  Chief  Financial  Officer
                                                  (Principal  Financial Officer)



































































           CERTIFICATION OF FINANCIAL STATEMENTS AND INTERNAL CONTROLS

I,  Craig  O.  Morrison,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q/A of Borden Chemical, Inc. (BCI);

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





                    /s/ Craig O. Morrison              May 15,  2003
                    ----------------------             Date
                    Craig  O.  Morrison
                    Chief  Executive  Officer



























           CERTIFICATION OF FINANCIAL STATEMENTS AND INTERNAL CONTROLS

I,  William  H.  Carter,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q/A of Borden Chemical, Inc. (BCI);

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


                    /s/ William H. Carter         May 15,  2003
                    --------------------          Date
                   William  H.  Carter
                   Chief  Financial  Officer
























                                                       Exhibit  99




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Borden Chemical, Inc. (the "Company") on Form 10-Q/A for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section  906  of  the  Sarbanes-Oxley  Act  of  2002,  that:

1.     The  Report  fully  complies with the requirements of Section 13(a) or 15
(d)  of  the  Securities  Exchange  Act  of  1934;  and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Craig O. Morrison                            /s/ William H. Carter
---------------------                            ----------------------
Craig  O.  Morrison                              William  H.  Carter
Chief  Executive  Officer                        Chief  Financial  Officer
May  15,  2003                                   May  15,  2003















A signed original of this written statement required by Section 906 has been provided to Borden Chemical, Inc. and will be retained by Borden Chemical, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.