Form 10-Q
period 2003-06-30
BORDEN CHEMICAL  INC
filed 2003-08-13
CIK 13239

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF THE SECURITIES
-                             EXCHANGE  ACT  OF  1934.

For  the  quarterly  period  ended     June  30,  2003
                                     -----------------


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
Yes  X  No_
     -

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No X
                                                       -     -

Number of shares of common stock, $0.01 par value, outstanding as of the close of business on August 11, 2003: 200,895,628





























                              BORDEN CHEMICAL, INC.

                                      INDEX





PART I - FINANCIAL INFORMATION

ITEM 1.  BORDEN CHEMICAL, INC. CONSOLIDATED FINANCIAL STATEMENTS

 Consolidated Statements of Operations and Comprehensive Income,
   three months ended June 30, 2003 and 2002                                                    3
 Consolidated Statements of Operations and Comprehensive Income,
   six months ended June 30, 2003 and 2002                                                      4
 Consolidated Balance Sheets, June 30, 2003 and December 31, 2002                               5
 Consolidated Statements of Cash Flows, six months ended June 30, 2003 and 2002                 7
 Consolidated Statement of Shareholders' Deficit, six months ended June 30, 2003                8
 Notes to Consolidated Financial Statements                                                     9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  17

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                             28

ITEM 4. CONTROLS AND PROCEDURES                                                                28


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                                      29

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS                                               29

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                        29

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                    29

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.                                                      29









































PART  I

ITEM  1.  BORDEN  CHEMICAL,  INC.  CONSOLIDATED  FINANCIAL  STATEMENTS

---------------------------------------------------------------------------------------------------
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
AND  COMPREHENSIVE  INCOME  (UNAUDITED)
BORDEN  CHEMICAL,  INC.
                                                                Three months ended June 30,
(In thousands, except per share data)                       2003                         2002
---------------------------------------------------------------------------------------------------
Net sales                                                $ 370,763                     $ 309,567
Cost of goods sold                                         298,014                       236,390
                                                         -----------                  ------------

Gross margin                                                72,749                        73,177
                                                         -----------                  ------------

Distribution expense                                        16,651                        15,546
Marketing expense                                           10,886                        11,108
General & administrative expense                            22,098                        22,551
Business realignment expense and impairments                   125                         5,401
Other operating expense                                      3,031                         6,585
                                                         -----------                  ------------

Operating income                                            19,958                        11,986
                                                         -----------                  ------------

Interest expense                                            11,499                        12,180
Affiliated interest expense                                    129                           349
Other non-operating expense (income)                           535                        (1,572)
                                                         -----------                  ------------

Income before income tax                                     7,795                         1,029
Income tax benefit                                         (12,355)                       (1,669)
                                                         -----------                  ------------

Net income                                               $  20,150                     $   2,698
                                                         ===========                  ============

Comprehensive Income                                     $  35,089                     $     419
                                                         ===========                  ============

Basic and Diluted Per Share Data
----------------------------------

Net income                                               $    0.10                     $    0.01
                                                         ===========                  ============


Average number of common shares outstanding
     during the period - basic and dilutive                 200,896                      200,684

---------------------------------------------------------------------------------------------------

See  Notes  to  Consolidated  Financial  Statements





























--------------------------------------------------------------------------------------------------
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
AND  COMPREHENSIVE  INCOME  (UNAUDITED)
BORDEN  CHEMICAL,  INC.
                                                                Six months ended June 30,
(In thousands, except per share data)                           2003                   2002
-------------------------------------------------------------------------------------------------
     Net sales                                              $  720,051             $  605,658
     Cost of goods sold                                        581,468                458,861
                                                            --------------         --------------

     Gross margin                                              138,583                146,797
                                                            --------------         --------------

     Distribution expense                                       33,385                 30,116
     Marketing expense                                          21,159                 21,542
     General & administrative expense                           51,789                 49,480
     Business realignment expense and impairments                1,421                 10,060
     Other operating expense                                     3,666                  8,521
                                                            --------------         --------------

     Operating income                                           27,163                 27,078
                                                            --------------         --------------

     Interest expense                                           22,839                 23,967
     Affiliated interest expense, net of affiliated interest
        income of $ 0 and $455, respectively                       323                    616
     Other non-operating expense (income)                        1,002                 (3,860)
                                                            --------------         --------------

     Income  before  income  tax  and  cumulative  effect
        of  change  in  accounting  principle                    2,999                  6,355
     Income tax (benefit) expense                              (13,746)                 5,544
                                                            --------------         --------------

     Income before cumulative effect of change in accounting
        principle                                               16,745                    811

     Cumulative effect of change in accounting principle           -                  (29,825)
                                                            --------------         --------------

     Net income (loss)                                      $   16,745             $  (29,014)
                                                            ==============         ==============

     Comprehensive Income (Loss)                            $   39,758             $  (33,864)
                                                            ==============         ==============

     Basic  and  Diluted  Per  Share  Data
     -------------------------------------

     Income  before  cumulative  effect  of  change
        in accounting principle                             $     0.08             $     0.00

     Cumulative effect of change in accounting principle           -                    (0.15)
                                                            --------------         --------------

     Net income (loss)                                      $     0.08             $    (0.15)
                                                            ==============         ==============

     Average  number  of  common  shares  outstanding
        during the period - basic and dilutive                 200,900                200,009

--------------------------------------------------------------------------------------------------

See  Notes  to  Consolidated  Financial  Statements


















------------------------------------------------------------------------------------------------------------
CONSOLIDATED  BALANCE  SHEETS
BORDEN  CHEMICAL,  INC.
(In thousands)                                                (Unaudited)
                                                                June 30,                   December 31,
ASSETS                                                           2003                         2002
------------------------------------------------------------------------------------------------------------
CURRENT  ASSETS
    Cash and equivalents                                     $   13,270                      $  14,740
    Restricted cash                                               1,768                         67,049
    Accounts  receivable  (less  allowance  for  doubtful
      accounts of $12,990 in 2003 and $12,219 in 2002)          204,342                        170,822
    Accounts receivable from affiliates                             455                          5,840
    Inventories:
      Finished and in-process goods                              47,398                         45,178
      Raw materials and supplies                                 39,765                         41,079
    Deferred income taxes                                        26,382                         28,869
    Other current assets                                          9,460                         13,232
                                                            ---------------                -----------------
                                                                342,840                        386,809
                                                            ---------------                -----------------

INVESTMENTS  AND  OTHER  ASSETS
    Deferred income taxes                                       143,557                        118,368
    Other assets                                                 19,776                         19,615
                                                            ---------------                -----------------
                                                                163,333                        137,983
                                                            ---------------                -----------------

PROPERTY  AND  EQUIPMENT
    Land                                                         31,863                         31,964
    Buildings                                                   101,630                         98,313
    Machinery and equipment                                     679,369                        649,782
                                                            ---------------                -----------------
                                                                812,862                        780,059
    Less accumulated depreciation                              (367,669)                      (340,321)
                                                            ---------------                -----------------
                                                                445,193                        439,738


GOODWILL                                                         39,768                         39,640
OTHER INTANGIBLE ASSETS                                           6,859                          7,610
                                                            ---------------                -----------------

TOTAL ASSETS                                                 $  997,993                      $1,011,780
                                                            ===============                =================
------------------------------------------------------------------------------------------------------------
See  Notes  to  Consolidated  Financial  Statements






































------------------------------------------------------------------------------------------------------
CONSOLIDATED  BALANCE  SHEETS
BORDEN  CHEMICAL,  INC.

(In thousands, except share data)                                (Unaudited)
                                                                  June 30,           December 31,
LIABILITIES AND SHAREHOLDERS' DEFICIT                              2003                  2002
------------------------------------------------------------------------------------------------------
CURRENT  LIABILITIES
    Accounts and drafts payable                               $    128,024         $    113,549
    Accounts payable to affiliates                                     200                2,580
    Debt payable within one year                                     2,208                2,779
    Loans payable to affiliates                                     33,298               84,680
    Other current liabilities                                       84,129               97,932
                                                              --------------       ---------------
                                                                   247,859              301,520
                                                              --------------       ---------------

OTHER  LIABILITIES
    Long-term debt                                                 522,657              523,287
    Non-pension post-employment benefit obligations                140,609              145,384
    Other long-term liabilities                                    207,693              202,482
                                                              --------------       ---------------
                                                                   870,959              871,153
                                                              --------------       ---------------
COMMITMENTS  AND  CONTINGENCIES  (SEE  NOTE  10)

SHAREHOLDERS'  DEFICIT
    Common  stock - $0.01 par value: authorized 300,000,000 shares,
       Issued  200,895,628  and  200,923,628  shares  in  2003  and
       2002, respectively                                            2,009                2,009
    Paid in capital                                              1,196,347            1,172,344
    Receivable from parent                                        (487,805)            (463,516)
    Deferred compensation                                           (2,083)              (2,679)
    Accumulated other comprehensive income                        (142,624)            (165,637)
    Accumulated deficit                                           (686,669)            (703,414)
                                                              --------------       ---------------
                                                                  (120,825)            (160,893)
                                                              --------------       ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                   $    997,993         $  1,011,780
                                                              ==============       ===============
------------------------------------------------------------------------------------------------------

See  Notes  to  Consolidated  Financial  Statements






































---------------------------------------------------------------------------------------------------------------
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)
BORDEN  CHEMICAL,  INC.

                                                                              Six months ended June 30,
(In thousands)                                                            2003                       2002
---------------------------------------------------------------------------------------------------------------
CASH  FLOWS  (USED  IN)  OPERATING  ACTIVITIES
    Net income (loss)                                                 $   16,745                 $   (29,014)
    Adjustments  to  reconcile  net  loss  to  net  cash
    (used  in)  operating  activities:
        Deferred tax benefit                                             (23,532)                     (4,394)
        Depreciation and amortization                                     22,906                      24,118
        Business realignment and impairments                               1,421                      10,060
        Cumulative effect of change in accounting principle                  -                        29,825
        Other non-cash adjustments                                         1,796                        (870)
    Net  change  in  assets  and  liabilities:
        Accounts receivable                                              (30,744)                    (10,811)
        Inventories                                                        2,859                       8,433
        Accounts and drafts payable                                        6,318                     (15,327)
        Income taxes                                                       3,808                       8,770
        Other assets                                                      13,637                       6,379
        Other liabilities                                                (15,706)                    (28,363)
                                                                     --------------              --------------
                                                                            (492)                     (1,194)
                                                                     --------------              --------------
CASH  FLOWS  (USED  IN)  FROM  INVESTING  ACTIVITIES
    Capital expenditures                                                 (15,621)                    (18,813)
    Proceeds from sale of note receivable to an affiliate                    -                       110,000
    Proceeds from the sale of assets                                       2,231                       7,854
                                                                     --------------              --------------
                                                                         (13,390)                     99,041
                                                                     --------------              --------------
CASH  FLOWS  FROM  (USED  IN)  FINANCING  ACTIVITIES
    Net short-term debt (repayments) borrowings                           (1,456)                      1,326
    Borrowings of long-term debt                                             255                         -
    Repayment of long-term debt                                               -                         (563)
    Affiliated (repayments/loans) borrowings/receipts                    (51,382)                     19,870
    Payment of note payable to unconsolidated subsidiary                      -                      (31,581)
    Decrease (increase) in restricted cash                                65,281                     (80,378)
    Net (repurchases) sales of common stock from/to management              (286)                        387
                                                                     --------------              --------------
                                                                          12,412                     (90,939)
                                                                     --------------              --------------
    (Decrease) increase in cash and equivalents                           (1,470)                      6,908
    Cash  and  equivalents  at  beginning
        of year                                                           14,740                      24,632
                                                                     --------------              --------------
    Cash  and  equivalents  at  end
        of period                                                      $  13,270                 $    31,540
                                                                     ==============              ==============
SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW  INFORMATION
    Cash  paid:
        Interest, net                                                 $  22,493                  $    23,681
        Income taxes, net                                                 6,019                        5,873
    Non-cash  activity:
        Capital contribution by parent                                    8,501                        6,959
        Settlement of note payable to unconsolidated subsidiary             -                          2,600
---------------------------------------------------------------------------------------------------------------

See  Notes  to  Consolidated  Financial  Statements




















-----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  DEFICIT  AND  COMPREHENSIVE  INCOME
(UNAUDITED)
BORDEN  CHEMICAL,  INC.

(In  thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Accumulated
                                                                           Receivable               Other
                                                          Common   Paid-in   from     Deferred   Comprehensive  Accumulated
                                                           Stock    Capital  Parent  Compensation   Income       Deficit    Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                               $ 2,009 $ 1,172,344 $ (463,516) $ (2,679) $(165,637) $(703,414) $(160,893)
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                       16,745     16,745

Translation adjustments and other                                                                     23,013                23,013

                                                                                                                          ---------
COMPREHENSIVE INCOME                                                                                                        39,758
                                                                                                                          ---------

Repurchases of common stock from management                             (286)                                                 (286)

Interest accrued on notes from parent (net of tax $8,501)             15,788    (24,289)                                    (8,501)

Capital contribution from parent                                       8,501                                                 8,501

Compensation expense on restricted stock                                                      596                              596
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2003                                   $ 2,009 $ 1,196,347 $ (487,805) $ (2,083) $(142,624) $(686,669) $(120,825)
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

2.     BASIS  OF  PRESENTATION

The accompanying unaudited Consolidated Financial Statements include the accounts of Borden Chemical, Inc. and its subsidiaries, after elimination of intercompany accounts and transactions and contain all adjustments, which in the opinion of management are necessary for a fair presentation of the results for the interim periods. Results for the interim periods are not necessarily indicative of results for the full year. Certain prior year amounts have been reclassified to conform with the 2003 presentation.


The Company accounts for stock-based compensation under APB 25 and has adopted the disclosure-only provision of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment to SFAS No. 123". The following table sets forth the reconciliation of reported and Pro Forma Net Loss and EPS under SFAS No. 148:


----------------------------------------------------------------------------------------------------------------------

                                                            THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                               JUNE 30,                                 JUNE, 30
----------------------------------------------------------------------------------------------------------------------
                                                          2003           2002                     2003            2002
----------------------------------------------------------------------------------------------------------------------

Net income (loss) applicable to common stock          $  20,150       $  2,698                $  16,745     $  (29,014)
Add: Stock-based employee compensation expense
included in reported net income, net of
related tax benefit                                          67            -                        67             -
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards granted
since January 1, 1996, net of related tax effects           (56)           (24)                    (56)            (24)
                                                     -----------------------------------------------------------------

Pro Forma net income (loss)                           $  20,161       $  2,674                $ 16,756      $  (29,038)
                                                     =================================================================

Average shares outstanding - basic                      200,896        200,684                 200,900         200,009

Average shares outstanding -fully diluted               200,896        200,684                 200,900         200,009

Per share as reported (basic and diluted)             $    0.10       $   0.01                $   0.08      $    (0.15)
Per share pro forma (basic and diluted)               $    0.10       $   0.01                $   0.08      $    (0.15)
----------------------------------------------------------------------------------------------------------------------



















3.     BUSINESS  REALIGNMENT  EXPENSE

In the first half of 2003, the Company recorded business realignment expense and impairments of $1,421 consisting of business realignment expense of $1,270 and non-cash asset impairment charges of $151.

Provided below is a rollforward of business realignment reserve activity for the first six months of 2003:

---------------------------------------------------------------------------------------------------------------
                                               RESERVES             2003                              RESERVES
                                             DECEMBER 31,         (INCOME)          2003               JUNE 30,
                                                 2002              EXPENSE         CHARGES              2003
---------------------------------------------------------------------------------------------------------------
Plant closure costs  (1)                    $  9,568             $  (843)        $  (2,814)          $  5,911
Other severance and employee costs             3,996               2,113            (2,824)             3,285
                                            ---------            ---------       ----------          ---------
                                            $ 13,564             $ 1,270         $  (5,638)          $  9,196
---------------------------------------------------------------------------------------------------------------


(1) Plant closure costs include fixed asset write-offs, plant employee severance and demolition, environmental and other related costs, offset by any pre-tax gain on the sales of assets associated with a closed plant.

Business realignment expense in 2003 of $1,270 consists of severance and other employee costs of $2,113 for new headcount reduction programs, a net reduction of reserves of $1,574 for a previously closed plant that was sold in the second quarter, a gain on the sale of a previously closed plant of $568, environmental remediation costs of $894 for previously closed plants in Brazil and other previous plant closure costs, fixed asset write-offs and realignment program costs of $405. Plant closure costs include a reduction in plant employee severance reserves of $749, a gain on the sale of a previously closed plant of $568 and demolition, environmental and other costs of $474.

In June 2003, the Company initiated a realignment program designed to reduce operating expenses and increase organizational efficiency. Upon completion, the program is expected to reduce total worldwide employment by eight percent, or approximately 200 people. Severance costs related to this program of $1,716 were included as part of business realignment expense and $2,470 in general and administrative expenses in the second quarter of 2003. The Company anticipates the program will be completed by mid-2004. The Company expects to continue to incur costs during the second half of 2003 and 2004 related to this program.

The Company also recorded asset impairments of $151 related to its Colombian operations in the first six months of 2003.

Provided below is a rollforward of business realignment reserve activity for first six months of 2002:


---------------------------------------------------------------------------------------------------------------
                                                RESERVES                                            RESERVES
                                              DECEMBER 31,         2002            2002             JUNE 30,
                                                2001              EXPENSE         CHARGES             2002
---------------------------------------------------------------------------------------------------------------
Plant closure costs  (1)                    $  14,067          $  8,794        $  (8,084)         $  14,777
Other severance and employee costs              8,360             1,266           (2,867)             6,759
                                            ------------       -----------     ------------       -----------
                                            $  22,427          $ 10,060        $ (10,951)         $  21,536
---------------------------------------------------------------------------------------------------------------

(1)     Plant  closure  costs  include  fixed asset write-offs, plant employee severance and demolition, environmental  and  other  related  costs,  offset  by  any pre-tax  gain  on  the  sales  of assets  associated  with  a  closed  plant.


In the first six months of 2002, the Company had net business realignment expense of $10,060, which was comprised of $11,259 of plant closure costs, primarily related to the closure of the melamine crystal business, and $1,266 of other severance and employee costs, partially offset by a pre-tax gain on the sale of land associated with a previously closed plant of $2,465. Plant closure costs include plant employee severance of $8,718 and demolition, environmental and other costs of $2,541.


4.     RESTRICTED  CASH

Restricted cash at June 30, 2003 and December 31, 2002 represents cash collateral related to the Company's uncommitted letter of credit facility. The facility requires the Company to provide cash collateral equivalent to 101% of the letters of credit outstanding. The Company is in the process of canceling the letters of credit under this facility and reissuing them under a three-year asset based revolving credit facility dated September 23, 2002. The Company completed this process in early July 2003.

5.     GOODWILL  AND  INTANGIBLE  ASSETS

As of January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets". Consequently, subsequent to January 1, 2002, goodwill and identifiable intangible assets with indefinite useful lives are no longer amortized and identifiable assets with finite useful lives are amortized over their respective useful lives.

Also, in conjunction with adopting SFAS No. 142, the Company assessed its intangible assets and tested the carrying amount of goodwill for impairment. The intangible asset assessment was conducted to determine whether any intangibles had indefinite useful lives. The Company determined that all of its intangible assets had finite useful lives, and that no adjustment of current useful lives was necessary. As a result of its goodwill impairment test, the Company recorded an impairment charge of $29,825 which represents 100% of the January 1, 2002 carrying amount related to its European reporting unit. This impairment charge is reported as the cumulative effect of change in accounting principle in the Consolidated Statements of Operations for the six months ended June 30, 2002.

6.     COMPREHENSIVE  INCOME

Comprehensive  income  is  computed  as  follows:

---------------------------------------------------------------------------------------------------------------
                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                        JUNE 30,                              JUNE, 30
---------------------------------------------------------------------------------------------------------------
                                                    2003           2002                  2003         2002
---------------------------------------------------------------------------------------------------------------
Net income (loss)                             $    20,150       $  2,698             $  16,745    $  (29,014)
Foreign currency translation adjustments           14,939         (2,564)               23,013        (5,419)
Derivative activity                                  -               285                  -              569
                                              -----------------------------------------------------------------
                                              $    35,089       $    419             $  39,758    $  (33,864)
---------------------------------------------------------------------------------------------------------------


The foreign currency translation adjustments in 2003 relate primarily to favorable exchange rates in Canada and Latin America. The 2002 foreign currency translation adjustments relate primarily to the United Kingdom and Latin America, partially offset by favorable exchange rates in Canada. The derivative activity amounts represent reclassification into earnings of the original cumulative effect of change in accounting principle related to the adoption of SFAS No. 133.

7.     SEGMENT  DATA

The Company reports three operating segments, as well as Corporate and other and Divested businesses. The operating segments are North American Forest Products, North American Performance Resins and International. The North American Forest Products segment product lines include formaldehyde and forest product resins with the key business drivers being housing starts, furniture demand, panel production capacity and chemical sector operating conditions. The North American Performance Resins segment product lines include specialty, oilfield, industrial, nonwoven, laminate and foundry resins and UV coatings with the key business drivers being housing starts, auto builds, active gas drilling rigs, fiber optic demand and the general industrial sector. The International segment consists of operations in Latin America, Europe and Asia Pacific with the principal countries being Brazil, the United Kingdom, Malaysia and Australia. Product lines of the International segment include forest product and performance resins with the key business drivers being export levels, panel production capacity, housing starts, furniture demand and the local political environment. Corporate and other represents general and administrative expenses and certain expenses related to divested businesses. Key drivers of the expense include wage and benefit costs inflation, and insurance experience and rates. The Divested businesses segment includes the Company's melamine crystal business, which was closed on January 11, 2002 and subsequently sold in the second quarter of 2003. Operating results subsequent to the closure date represent revenue and related expenses from the sale of inventory.




RESULTS  OF  OPERATIONS  BY  SEGMENT:
-------------------------------------

Following is a comparison of net sales, operating income (loss) and depreciation and amortization by reportable business segment for the Company for the three months and six months ended June 30:


NET SALES

<BTB>
---------------------------------------------------------------------------------------------------------------------
                                                    THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                       JUNE 30,                                     JUNE 30,
---------------------------------------------------------------------------------------------------------------------
                                                 2003          2002                            2003           2002
---------------------------------------------------------------------------------------------------------------------
North American Forest Products               $  201,012     $  155,293                    $  379,735      $  298,244
North American Performance Resins                93,401         86,432                       188,937         172,911
International                                    76,350         65,017                       151,373         128,326
Divested businesses                                -             2,825                             6           6,177
                                             ----------     ----------                    ----------      -----------
                                             $  370,763     $  309,567                    $  720,051      $  605,658
                                             ==========     ==========                    ==========      ===========

OPERATING INCOME (LOSS)

---------------------------------------------------------------------------------------------------------------------
                                                    THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                        JUNE 30,                                     JUNE 30,
---------------------------------------------------------------------------------------------------------------------
                                                  2003          2002                           2003        2002
---------------------------------------------------------------------------------------------------------------------
North American Forest Products               $   19,867     $   19,679                    $   33,147      $   39,307
North American Performance Resins                10,621          8,962                        18,894          18,461
International                                     3,511          4,298                         8,668           8,725
Corporate and other                             (16,351)       (19,783)                      (35,384)        (34,520)
Divested businesses                               2,310         (1,170)                        1,838          (4,895)
                                             ----------     ----------                    ----------      -----------
                                             $   19,958     $   11,986                    $   27,163      $   27,078
                                             ==========     ==========                    ==========      ===========


DEPRECIATION AND AMORTIZATION EXPENSE

---------------------------------------------------------------------------------------------------------------------
                                                    THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                       JUNE 30,                                    JUNE 30,
---------------------------------------------------------------------------------------------------------------------
                                                  2003          2002                           2003     2002
---------------------------------------------------------------------------------------------------------------------
North American Forest Products               $    4,890     $    4,815                    $    9,669      $    9,591
North American Performance Resins                 2,458          2,415                         4,928           4,924
International                                     2,696          2,674                         5,305           5,321
Corporate and other                               1,499          2,113                         3,004           4,282
                                             ----------     ----------                    ----------      -----------
                                             $   11,543     $   12,017                    $   22,906      $   24,118
                                             ==========     ==========                    ==========      ===========





















8.     RELATED PARTY TRANSACTIONS

Financing and Investing Arrangements
------------------------------------

Borden Foods Holdings Corporation ("Foods"), an affiliate of the Company, loans cash to the Company and HA-International, LLC ("HAI"), a consolidated joint venture of the Company, under affiliate borrowing agreements. The loans are evidenced by demand promissory notes with interest at variable rates per year. These loans are recorded as loans payable to affiliates in the Consolidated Balance Sheets. Foods had $33,298 and $84,680, at interest rates ranging from 1.3125% to 4.75%, loaned, in aggregate, to the Company and HAI at June 30, 2003 and December 31, 2002, respectively. The Company recorded affiliated interest expense of $129 and $349 related to amounts loaned by affiliates for the three months ended June 30, 2003 and 2002, respectively, and $323 and $1,071 related to amounts loaned by affiliates for the six months ended June 30, 2003 and 2002, respectively.

Administrative  Service,  Management  and  Consulting  Arrangements
-------------------------------------------------------------------

The Company provides administrative services to Foods under a revised agreement effective for 2002 and beyond. Fees received for these services are offset against the Company's general and administrative expenses and totaled $25 and $60 for the six months ended June 30, 2003 and 2002, respectively. In addition, the Company pays certain costs on behalf of Foods and is reimbursed by Foods for 100% of these costs. Included in accounts receivable from affiliates at June 30, 2003 and December 31, 2002 is $84 and $1,375, respectively, related to these costs.

Borden Capital, Inc. ("Capital") provided management, consulting and governance to the Company, and the Company provided certain administrative services to Capital during 2002. Capital charged the Company an annual fee of $9,000, payable quarterly in arrears, which represented the net amount of Capital's fee less the Company's fee for providing administrative services to Capital. During 2002, BHI made a decision to cease the operations of Capital by the end of the first quarter of 2003. This decision resulted in immediate recognition by Capital of incremental expenses and liabilities related primarily to severance and rent obligations. These incremental expenses were the legal obligation of and were funded by Capital. The Company's share of Capital's incremental expenses was $5,500, and the Company recognized its share of these expenses as an additional management fee from Capital in the second quarter of 2002. Since the Company was not responsible for settling these liabilities, the charge was recorded as a capital contribution to the Company by BHI.

Commencing in 2003, certain management, consulting and board services previously provided to the Company by Capital were assumed by the Company, while other such services will continue to be provided to the Company by KKR for an annual fee of $3,000. During the first half of 2003, the Company had accrued $1,500 for amounts due to KKR under this arrangement while in the first half of 2002 the Capital management fee accrued was $4,500.

The Company provides certain administrative services for BWHLLC and other affiliates under a service agreement dated January 1, 2003. During the first half of 2003, the Company has charged BWHLLC $270 for such services, which was offset against the Company's general and administrative expense.

9.     GUARANTEES  AND  INDEMNIFICATIONS

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

In addition, the Company has agreed to indemnify KKR for any claims resulting from its services to the Company and its affiliates. The indemnification does not expire and the Company is not able to determine a maximum exposure under the agreement. However, the Company does have an indemnification agreement from its parent for any amounts that it must pay under the KKR indemnity relating to World Kitchen, Inc., a former affiliate of the Company.

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

10.     COMMITMENTS  AND  CONTINGENCIES

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

The Company has accrued approximately $42,000 and $44,000 at June 30, 2003 and December 31, 2002, respectively, for all probable environmental remediation and restoration liabilities. This is management's best estimate of these liabilities, based on currently available information and analysis. The Company believes that it is reasonably possible that costs associated with such liabilities may exceed current reserves by amounts that may prove insignificant, or by amounts, in the aggregate, of up to approximately $38,000.

Because the Company's operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials, the Company is subject to extensive environmental regulation at the Federal and State level and is exposed to the risk of claims for environmental remediation or restoration as well as claims of injury from direct exposure to such materials or products produced by the Company and from indirect exposure when such materials or its products are incorporated into other companies' products. Various government agencies continue to conduct formaldehyde health research and promulgate regulations designed to control its use. In particular, results from several epidemiology study updates are pending and the state of California is considering product emission standards for panel products and Massachusetts is considering including formaldehyde in a proposed toxics use reduction bill. The Company supports appropriate scientific research and risk-based policy decision-making and is working with industry groups to ensure that governmental regulations are based on sound scientific information. The Company believes that it has programs and processes in place to effectively manage the increased attention and provide compliant and cost-effective resins systems to its customer base.


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

LEGAL MATTERS - The Company has recorded $8,800 and $10,000 in liabilities at June 30, 2003 and December 31, 2002, respectively, for legal defense and settlement costs that they believe are probable and reasonably estimable. Actual costs are not expected to exceed these amounts. The amounts include asbestos liabilities, reflecting the fact that as a result of the bankruptcies of many asbestos producers, plaintiff attorneys are increasing their focus on peripheral defendants, including the Company. Nonetheless, the Company believes it has adequate reserves and insurance and does not believe it has a material asbestos exposure.

In 1998, pursuant to a merger and recapitalization transaction sponsored by The Blackstone Group ("Blackstone") and financed by Chase Manhattan Bank ("Chase"), Borden Decorative Products Holdings, Inc. ("BDPH"), a wholly owned subsidiary of the Company, was merged with an acquisition vehicle created by Blackstone, which subsequently merged with Imperial Wallcoverings to create Imperial Home Decor Group ("IHDG"). Blackstone provided $84,500 in equity and Chase provided $295,000 in senior financing. Borden received approximately $314,400 in cash and 11% of IHDG common stock for its interest in BDPH. On January 5, 2000, IHDG filed for reorganization under Chapter 11 of the U. S. Bankruptcy Code. IHDG emerged from bankruptcy in April 2001. The IHDG Litigation Trust (the "Trust") was created pursuant to the plan of reorganization in the IHDG bankruptcy to pursue preference and other avoidance claims on behalf of the unsecured creditors of IHDG. In November 2001, the Trust filed a lawsuit against the Company and certain of its affiliates seeking to have the IHDG recapitalization transaction voided as a fraudulent conveyance and asking for a judgment to be entered against the Company for $314,400 plus interest, costs and attorney fees. Discovery is proceeding in the case with a cut-off currently scheduled for April 2004. The Company believes it has strong defenses to the Trust's allegations and intends to defend the case vigorously.

OTHER - The Company's former subsidiary, BCP Management, Inc. ("BCPM"), filed for protection under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware on March 22, 2002. BCPM served as the general partner of Borden Chemicals and Plastics Operating Limited Partnership ("the Partnership") which was created in November 1987 and operated as a commodity chemicals producer. On April 3, 2001 the Partnership filed for protection under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware. On February 5, 2003, the U.S. Bankruptcy Court approved a Joint Plan of Liquidation for the Partnership and BCPM (the "Joint Plan") which provided for the transfer of the remaining assets of both entities, including preference, avoidance and other claims against third parties (including the Company) to separate liquidating entities for liquidation and distribution to their creditors. The transfer of the remaining assets of both entities to the liquidating agents was effective March 13, 2003. The Company's ownership interest in BCPM has been extinguished and no distributions from BCPM to the Company are anticipated. The Company recorded charges totaling $30,000 for calendar years 2000 and 2001 to reduce the value of the Company's investment in BCPM to zero. The Company entered into an agreement with BCP Liquidating LLC, ("BCP Liquidating") the successor in interest to the Partnership, extending to October 3, 2003, the period within which BCP Liquidating may file preference claims against the Company relating to payments made by the Partnership to the Company within one year preceding the Partnership's bankruptcy filing. Payments made by the Partnership to the Company in the year preceding bankruptcy total approximately $6,000 for services provided and products sold by the Company to the Partnership in the ordinary course of its operations and an additional $4,000 related to payments erroneously made to BCP by the Company's customers due to incorrect remittance information in the customer records. Based on its analysis to date, the Company does not believe any significant amounts are recoverable as preferences by BCP Liquidating. No assurance can be given that the above described claims or other claims related to the bankruptcies of BCPM and the Partnership will not be made against the Company.

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

RESULTS  OF  OPERATIONS  BY  SEGMENT:
-------------------------------------

Following is a comparison of net sales, operating income (loss), depreciation and amortization and EBITDA by reportable business segment for the Company for the three months and six months ended June 30:

NET  SALES

<BTB>
-----------------------------------------------------------------------------------------------------------
                                              THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                  JUNE 30,                                  JUNE 30,
-----------------------------------------------------------------------------------------------------------
                                             2003          2002                       2003         2002
-----------------------------------------------------------------------------------------------------------
North American Forest Products         $  201,012      $   155,293                $  379,735   $  298,244
North American Performance Resins          93,401           86,432                   188,937      172,911
International                              76,350           65,017                   151,373      128,326
Divested businesses                          -               2,825                         6        6,177
                                       ----------      -----------                ----------   ------------
                                       $  370,763      $   309,567                $  720,051   $  605,658
                                       ==========      ===========                ==========   ============



OPERATING  INCOME  (LOSS)

<BTB>
-----------------------------------------------------------------------------------------------------------
                                              THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                  JUNE 30,                                 JUNE 30,
-----------------------------------------------------------------------------------------------------------
                                            2003          2002                       2003          2002
-----------------------------------------------------------------------------------------------------------
North American Forest Products         $   19,867      $    19,679                $   33,147   $   39,307
North American Performance Resins          10,621            8,962                    18,894       18,461
International                               3,511            4,298                     8,668        8,725
Corporate and other                       (16,351)         (19,783)                  (35,384)     (34,520)
Divested businesses                         2,310           (1,170)                    1,838       (4,895)
                                       ----------      -----------                ----------   ------------
                                       $   19,958       $   11,986                $   27,163   $   27,078
                                       ==========      ===========                ==========   ============


DEPRECIATION  AND  AMORTIZATION  EXPENSE

-----------------------------------------------------------------------------------------------------------
                                              THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                  JUNE 30,                                 JUNE 30,
-----------------------------------------------------------------------------------------------------------
                                              2003          2002                     2003          2002
-----------------------------------------------------------------------------------------------------------
North American Forest Products         $    4,890       $    4,815                $    9,669   $    9,591
North American Performance Resins           2,458            2,415                     4,928        4,924
International                               2,696            2,674                     5,305        5,321
Corporate and other                         1,499            2,113                     3,004        4,282
                                       ----------      -----------                ----------   ------------
                                       $   11,543       $   12,017                $   22,906   $   24,118
                                       ==========      ===========                ==========   ============




EBITDA information is presented with the Company's segment disclosures because it is the basis for a primary measure used by the Company to evaluate its operating results and is determined by adding depreciation and amortization to Operating Income (Loss).

EBITDA

-----------------------------------------------------------------------------------------------------------
                                                       THREE MONTHS ENDED           SIX  MONTHS  ENDED
                                                            JUNE 30,                     JUNE 30,
-----------------------------------------------------------------------------------------------------------
                                                      2003          2002           2003           2002
-----------------------------------------------------------------------------------------------------------
North American Forest Products                    $  24,757     $  24,494      $  42,816       $  48,898
North American Performance Resins                    13,079        11,377         23,822          23,385
International                                         6,207         6,972         13,973          14,046
Corporate and other                                 (14,852)      (17,670)       (32,380)        (30,238)
Divested businesses                                   2,310        (1,170)         1,838          (4,895)
Other non-operating (expense) income (1)              (874)           995         (1,541)          2,820
                                                  ----------    ----------     -----------     ------------
     Total                                           30,627        24,998         48,528          54,016
                                                  ==========    ==========     ===========     ============

(1)     See  page  23  for  a  discussion  of  other non-operating (expense) income.

Included within EBITDA for the second quarter are the following expenses, income, gains and losses related to business realignment activities undertaken by the Company, as well as certain other charges.

------------------------------------------------------------------------------------------------------------
BUSINESS  REALIGNMENT  AND  OTHER
INCOME  (EXPENSE)
------------------------------------------------------------------------------------------------------------
QUARTER ENDED  JUNE 30, 2003
-----------------------------                    PLANT
                                               CLOSURE (1)    SEVERANCE   IMPAIRMENTS     OTHER       TOTAL
------------------------------------------------------------------------------------------------------------

North American Forest Products                $   661       $   150      $     -      $   (570)(2)  $   241
North  American  Performance  Resins             (116)         (310)           -            -          (426)
International                                  (1,048)         (157)         (84)           -        (1,289)
Corporate  and  other                             (24)       (1,522)           -        (1,900)(2)   (3,446)
Divested  businesses                            2,325           -              -           (15)(3)    2,310
                                              ----------    ---------    ---------   ---------    ----------
Total                                           1,798       $(1,839)     $   (84)     $ (2,485)     $(2,610)
                                              ==========    =========    =========    ==========   =========


QUARTER MONTHS ENDED  JUNE  30,  2002
-------------------------------

North  American  Forest  Products             $   (572)     $   -        $     -     $      -      $   (572)
North  American Performance Resins                (289)        (702)           -            -          (991)
International                                   (2,368)         -              -            -        (2,368)
Corporate  and  other                              -           (562)           -        (5,500)(4)   (6,062)
Divested  businesses                              (908)         -              -          (262)(3)   (1,170)
                                              ----------    ---------    ---------   ----------    ---------
     Total                                    $ (4,137)     $(1,264)     $     -     $  (5,762)    $(11,163)
                                              ==========    =========    =========    =========    =========

(1)     Plant  closure  costs  include  fixed  asset  write-offs, plant employee severance  and  demolition, environmental and other related costs, offset by any pre-tax  gain  on  the  sale  of  assets  associated  with  a  closed  plant.
(2)     Primarily  represents  severance  expense  incurred  by  the Company for positions  to  be  replaced.
(3)     Represents  expenses  incurred related to the wind down of the Company's melamine  operations.
(4)     Represents an additional management fee of $5,500 related to the wind down of  Borden  Capital.











Included within EBITDA for the six months ended June 30 are the following expenses, income, gains and losses related to business realignment activities undertaken by the Company, as well as certain other charges.

BUSINESS REALIGNMENT AND OTHER
--------------------------------------------------------------------------------------------------------------
INCOME (EXPENSE)
--------------------------------------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 2003                   PLANT
---------------------------                    CLOSURE (1)    SEVERANCE   IMPAIRMENTS     OTHER       TOTAL
--------------------------------------------------------------------------------------------------------------
North American Forest Products                $   698       $    66      $    -       $    (570)(2) $    194
North American Performance Resins                (163)         (310)          -             -           (473)
International                                  (1,690)         (171)        (151)           -         (2,012)
Corporate and other                              (146)       (1,698)          -          (1,900)(2)   (3,744)
Divested businesses                             2,144            -            -            (306)(3)    1,838
                                              ----------    ---------    ---------    ----------   -----------
     Total                                    $   843      $ (2,113)     $  (151)     $  (2,776)    $ (4,197)
                                              ==========    =========    =========    ==========    ==========


SIX MONTHS ENDED JUNE 30, 2002
----------------------------------

North American Forest Products                $  (860)     $     82      $    -       $     -      $   (778)
North American Performance Resins                (635)         (633)          -             -        (1,268)
International                                  (2,218)           -            -             -        (2,218)
Corporate and other                               -            (715)          -          (5,500)(4)  (6,215)
Divested businesses                            (5,081)           -            -             186 (3)  (4,895)
                                              ----------    ---------    ---------    ----------   -----------
     Total                                    $(8,794)     $ (1,266)     $    -       $  (5,314)   $(15,374)
                                              ==========    =========    =========    ==========    ==========


(1)     Plant  closure  costs  include  fixed asset write-offs, plant employee severance and demolition, environmental and other  related  costs,  offset  by  any  pre-tax  gain  on  the  sale  of  assets  associated  with  a  closed  plant.
(2)     Primarily  represents  severance  expense  incurred  by  the  Company  for  positions  to  be  replaced.
(3)     Represents  expenses  (income)  recognized  related  to  the  wind  down  of  the  Company's  melamine operations.
(4)     Represents  an additional management  fee  of  $5,500  related  to  the  wind  down  of  Borden  Capital.



RECONCILIATION  OF  EBITDA  TO  NET  INCOME  (LOSS)

--------------------------------------------------------------------------------------------
                                             THREE MONTHS ENDED      SIX  MONTHS  ENDED
                                                  JUNE 30,               JUNE 30,
--------------------------------------------------------------------------------------------
                                            2003          2002        2003         2002
--------------------------------------------------------------------------------------------
EBITDA                                   $  30,627    $  24,998   $  48,528     $  54,016
Depreciation and amortization              (11,543)     (12,017)    (22,906)      (24,118)
Interest expense, net                      (11,289)     (11,952)    (22,623)      (23,543)
Income tax benefit (expense)                12,355        1,669      13,746        (5,544)
Cumulative effect of change in
      accounting principle                     -           -           -          (29,825)
                                          ---------  -----------   ----------   ------------
               Net income (loss)            20,150        2,698      16,745       (29,014)
                                          =========  ===========   ==========   ============

















THREE  MONTHS ENDED  JUNE  30, 2003  VERSUS  THREE  MONTHS ENDED  JUNE 30,  2002

NET SALES VARIANCE                                  2003 AS A PERCENTAGE INCREASE (DECREASE) FROM 2002
------------------------------------------------------------------------------------------------------------
                                                  VOLUME          PRICE/MIX     TRANSLATION     TOTAL
------------------------------------------------------------------------------------------------------------
North American Forest Products                    (2.2)%           28.3%            3.3%        29.4%
North American Performance Resins                 (0.8)%            8.8%            0.1%         8.1%
International                                     (6.9)%           22.4%            1.9%        17.4%


North  American  Forest  Products
---------------------------------

North American Forest Products sales increased $45,719 or 29.4% in the second quarter of 2003 versus the comparable period last year. The major component of the increase was higher selling prices for resins and formaldehyde related to the pass through of higher raw material prices under contracts that provide for monthly or quarterly price adjustments based on published cost indices for the Company's primary raw materials. Favorable currency exchange rates also contributed to the improved sales due to a strengthened Canadian dollar. Partially offsetting these increases was a mild decline in sales volume. The decreased sales volume was due to a decline in demand for resins partially offset by improved formaldehyde volumes.

EBITDA increased by $263 or 1.1% in the second quarter of 2003 versus the comparable period last year. The increase was driven by improved margins in 2003 as higher raw material prices were able to be contractually passed through to customers. Favorable exchange rates due to a strengthened Canadian dollar also contributed to the improvement in EBITDA. Offsetting these improvements was a decline in volume and increased processing, freight costs and severance expense incurred related to a realignment plan initiated in June 2003 of $570. The increase in processing costs was a result of higher energy, insurance and employee benefit costs. The increase in freight costs was principally a result of changes in mix of customers in formaldehyde sales.

North  American  Performance  Resins
------------------------------------

North American Performance Resins sales increased $6,969 or 8.1% in the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002. The improvement in sales was primarily due to higher selling prices resulting from the passing on of a portion of the raw material cost increases and improved mix in oilfield products. Improved sales volumes in oilfield products, due to an increase in natural gas exploration and drilling activity, were more than offset by declining sales volumes in specialty resins and foundry products reflecting weak market conditions in the automotive, electronics and laminated flooring market segments.

EBITDA increased by $1,702 or 15.0% in the quarter ended June 30, 2003 as compared to the prior year comparable period. The improvement was attributable to decreased general and administrative expenses and processing costs. The improvement in general and administrative expenses was due primarily to lower headcount in 2003 than 2002 and the absence of bad debt costs incurred in 2002 due to customer bankruptcies. The impact of higher energy, insurance and employee benefit costs on processing costs were more than offset by synergies realized from the 2001 foundry acquisition. These EBITDA improvements were partially offset by reduced margins and higher freight costs. The reduction in margins was due to the Company's inability to pass through all the increase of raw material prices to customers. The increase in freight costs was primarily the result of increased costs incurred to meet customer requirements and fuel surcharges in the oilfield product lines.

International
-------------

International sales increased $11,333 or 17.4% in the second quarter of 2003 versus the comparable period for the prior year. Europe, Asia Pacific and Latin America all contributed to the increase. Price increases, due to the pass through of significantly higher raw material prices, in all three markets were the primary reason for the improvement in net sales. Favorable currency translation in Europe and Asia Pacific contributed to the net sales increase but were largely offset by unfavorable currency translation in Latin America. A decline in volumes occurred in all three markets, with Latin America having the most significant losses due to a decline in the consumer adhesives market.

EBITDA from International businesses decreased $765 or 11.0% in the quarter ended June 30, 2003 versus the comparable period last year. This decline is primarily due to a reduction in volumes, mainly in Latin America. Also contributing to the decline were unfavorable currency translation in Latin
America and reduced margins, primarily in Europe, as price increases that occurred early in the second quarter were not able to be passed through to customer due to the difficult market environment. These declines were partially offset by improved general and administrative expenses due to a $2,345 favorable settlement of a Brazilian foreign exchange claim in May 2003 and reduced expenses relating to plants closed in prior years in Latin America.

Corporate  and  other
---------------------

Corporate and other expenses decreased $2,818 in the second quarter of 2003. The improvement is primarily due to a $2,826 favorable settlement of a Brazilian foreign exchange claim settled in 2003 related to a business previously sold by the Company and a reduction in management fees from 2002 of $7,000, including $5,500 related to the wind down of Borden Capital. The benefit of the Brazilian foreign exchange claim settlement included in Corporate and other relates to businesses previously sold by the Company. These improvements were partially offset by severance expense incurred related to a realignment plan initiated in June 2003 of $3,422, and increased pension and general insurance costs.

See Liquidity for a discussion of amendments the Company has made to its medical benefit plan, effective September 1, 2003. As a result, the Company anticipates that expenses related to post-retirement health benefits will be reduced by approximately $10,000 per year for 9 years as compared to expense anticipated under the pre-amended retiree medical plan.

Divested  businesses
--------------------

Divested businesses represent the disposition of remaining inventory and other assets of the melamine crystal business subsequent to its closure on January 11, 2002. The Company sold the melamine crystal business to a third party in the second quarter of 2003. The Company recorded a gain on the sale of the business and reversed reserves related to liabilities that the buyer assumed as part of the sale agreement.


SIX  MONTHS  ENDED  JUNE  30,  2003  VERSUS  SIX  MONTHS  ENDED  JUNE  30,  2002

NET SALES VARIANCE                                  2003 AS A PERCENTAGE INCREASE (DECREASE) FROM 2002
------------------------------------------------------------------------------------------------------------
                                                  VOLUME          PRICE/MIX     TRANSLATION     TOTAL
------------------------------------------------------------------------------------------------------------
North American Forest Products                     1.0%           23.7%            2.6%        27.3%
North American Performance Resins                  1.8%            7.4%            0.1%         9.3%
International                                     (1.7)%          22.5%           (2.8)%       18.0%


North  American  Forest  Products
---------------------------------

North American Forest Products sales increased $81,491 or 27.3% in the first half of 2003 versus the comparable period last year. The primary component of the increase was higher selling prices for resins and formaldehyde related to the pass through of higher raw material prices under contracts that provide for monthly and quarterly price adjustments based on published cost indices for the Company's primary raw materials. Additionally, favorable currency exchange rates contributed to the improvement in sales as the Canadian dollar strengthened versus last year. A modest increase in volumes in the first half of the year due to improved market conditions in the general chemical sector also contributed to the sales improvement.

EBITDA decreased by $6,082 or 12.4% in the first half of 2003 versus the comparable period last year. The major drivers of the EBITDA decline were increased processing costs and significantly higher raw material prices resulting in lower margins. The increased processing costs were the result of higher energy, benefit and insurance costs in the first half of 2003 compared to 2002. While raw material price increases can contractually be passed on to customers, in periods of rising prices there is normally a negative lag effect in matching the timing of cost increases and contract trigger points. These declines were partially offset by a modest increase in sales volume.

North  American  Performance  Resins
------------------------------------

North American Performance Resins sales increased $16,026 or 9.3% in the period ended June 30, 2003 as compared to the prior year comparable period. Increased volumes and improved mix in oilfield products was the major contributor to the improvement in sales. This improvement reflected a higher percentage of premium products in the sales mix as well as increased demand due to an increase in natural gas exploration and drilling activity. The oilfield products improvement was partially offset by a decline in volumes and an unfavorable product mix in foundry and specialty resins. These declines were a result of weakness in the automotive, felt bonding, laminated flooring and furniture markets as well as competitive pricing pressures.

EBITDA increased by $437 or 1.9% in the period ended June 30, 2003 as compared to the prior year comparable period. The improvement in EBITDA was due to improved volumes, reduced general and administrative expenses and improved processing costs. The reduction in general and administrative expenses was a result of lower headcount in the first half of 2003 versus 2002. The improvement in processing costs was due to synergies realized from the 2001 foundry acquisition partially offset by higher energy, benefit and insurance costs. These improvements were substantially offset by higher raw material prices in specialty and foundry resins and an increase in freight costs. The increase in freight costs was primarily the result of increased costs incurred to meet customer requirements and fuel surcharges in the oilfield product lines.

International
-------------

International sales increased $23,047 or 18.0% in the first half of 2003 versus the comparable period for the prior year. Europe, Asia Pacific and Latin America all contributed to the sales increase. Europe reflected favorable currency translation and strong price increases offset slightly by a decline in volume due to the difficult market environment. Asia Pacific reflected improvements in price and currency exchange rates and modest gains in volumes. Latin America had strong price improvements, which were significantly offset by unfavorable currency translation. For all three markets, the major reason for the strong price improvements was the ability to pass through significantly higher raw material prices.

EBITDA from International businesses decreased $73 or 0.5% in the period ended June 30, 2003 versus the comparable period last year. The slight decline in EBITDA reflected unfavorable currency translation in Brazil, slightly offset by European and Asian Pacific favorable currency translation, and a reduction in volumes, primarily in Europe. These reductions in EBITDA were almost entirely offset by a $2,345 gain related to a favorable settlement of a Brazilian foreign exchange claim and a $1,100 reserve reduction due to a revised estimates of a potential liability related to an excess duty imposed on the importation of inventory into Brazil.

Corporate  and  other
---------------------

Corporate and other expenses increased $2,142 in the first half of 2003. The increase in expense resulted from significantly higher pension and insurance benefit costs, additional legal reserves due to higher costs to defend litigation, higher revised estimates for general insurance and $3,422 of severance expense incurred related principally to a realignment plan initiated in June 2003. These increased expenses were substantially offset by a $2,826 gain related to a favorable settlement of a Brazilian foreign exchange claim that related to businesses previously sold by the Company and a $8,500 reduction in management fees this year versus last year, including $5,500 related to the wind down of Borden Capital.

See Liquidity for a discussion of amendments the Company has made to its medical benefit plan, effective September 1, 2003. As a result, the Company anticipates that expenses related to post-retirement health benefits will be reduced by approximately $10,000 per year in future periods as compared to expense anticipated under the pre-amended retiree medical plan.

Divested  businesses
--------------------

Divested businesses represent the disposition of remaining inventory and other assets of the melamine crystal business subsequent to its closure on January 11, 2002. The Company sold the melamine crystal business to a third party in the second quarter of 2003. The Company recorded a gain on the sale of the business and reversed reserves related to liabilities that the third party buyer assumed as part of the sale agreement.

NON-OPERATING  EXPENSES  AND  INCOME  TAXES
-------------------------------------------

Following is a comparison of non-operating expenses for the three months ended June 30, 2003 and 2002:

------------------------------------------------------------------------------
                                                  THREE MONTHS ENDED JUNE 30,
                                                  ----------------------------
                                                        2003          2002
------------------------------------------------------------------------------
Interest expense                                  $  11,499       $  12,180
Affiliated interest expense, net                        129             349
Non affiliated interest income                         (339)           (577)
Other non-operating expense (income)                    874            (995)
                                                  ----------      ------------
                                                  $  12,163       $  10,957
------------------------------------------------------------------------------

Non-operating expenses increased $1,206 to $12,163 for the quarter ended June 30, 2003 from $10,957 for the prior year's quarter. The increase is primarily attributable to expenses incurred relating to foreign exchange losses of $523 on the settlement of a long-term international inter-company loan and the absence of a 2002 unrealized gain on an interest rate swap of $483 and the write-off of the accumulated translation adjustment associated with a closed international location.

Following is a comparison of non-operating expenses for the six months ended June 30, 2003 and 2002:

------------------------------------------------------------------------------
                                                    SIX MONTHS ENDED JUNE 30,
                                                  ----------------------------
                                                        2003          2002
------------------------------------------------------------------------------
Interest expense                                  $  22,839       $  23,967
Affiliated interest expense, net                        323             616
Non affiliated interest income                         (539)         (1,040)
Other non-operating expense (income)                  1,541          (2,820)
                                                  ----------      ------------
                                                  $  24,164       $  20,723
------------------------------------------------------------------------------


Non-operating expenses increased $3,441 to $24,164 for the six months ended June 30, 2003 from $20,723 for the prior year period. The increase is primarily due to the absence of 2002 affiliated dividend income of $1,512, the absence of a 2002 unrealized gain on an interest rate swap of $999 and 2003 foreign exchange losses of $523 on the settlement of a long-term international inter-company loan. Additionally, the Company had a reduction in interest income in 2003 of $501 due to lower interest rates and lower average cash balances.

Following is a comparison of income tax benefit related to continuing operations for the three months ended June 30, 2003 and 2002:


------------------------------------------------------------------------------
                                            THREE MONTHS ENDED JUNE 30,
                                             2003               2002
------------------------------------------------------------------------------
Income tax benefit                      $   (12,355)         $   (1,669)
Effective tax rate                            N/M                  N/M
------------------------------------------------------------------------------


The 2003 effective tax rate for the second quarter reflects the elimination of $17,500 of deferred tax liabilities associated with a divested business slightly offset by foreign tax rate differentials and reserves established against foreign losses that are not expected to be utilized.

The 2002 effective tax rate for the second quarter reflects the impact of permanent items related to U.S. extra territorial income deductions and SFAS No. 133 adjustments.

Following is a comparison of income tax (benefit) expense related to continuing operations for the six months ended June 30, 2003 and 2002:



------------------------------------------------------------------------------
                                              SIX MONTHS ENDED JUNE 30,
                                              2003                 2002
------------------------------------------------------------------------------
Income tax (benefit) expense            $   (13,746)         $    5,544
Effective tax rate                            N/M                 87.2%
------------------------------------------------------------------------------


The 2003 effective tax rate reflects the elimination of $17,500 of deferred tax liabilities associated with a divested business slightly offset by foreign tax rate differentials and reserves established against foreign losses that are not expected to be utilized.

The 2002 effective tax rate reflects the inability to utilize foreign tax credits associated with repatriated earnings and an increase in the valuation reserve for foreign net operating losses.


CASH  FLOWS:
------------
Cash  provided  by  (used  in):

----------------------------------------------------------------------------
                                                SIX MONTHS ENDED JUNE 30,
                                            --------------------------------
                                                2003              2002
----------------------------------------------------------------------------
Operating activities                        $   (492)          $   (1,194)
Investing activities                         (13,390)              99,041
Financing activities                          12,412              (90,939)
                                            -----------        -------------
Net change in cash and cash equivalents     $ (1,470)          $    6,908
----------------------------------------------------------------------------


Operating  Activities
---------------------

Operating activities used cash of $492 in the first six months of 2003 compared to cash used of $1,194 in the first six months of 2002. The use of cash in 2003 is primarily due to an increase in trade receivables substantially offset by cash provided from operations and increases in trade payables and inventory. The increase in receivables is a result of improved sales volumes and increased selling prices in the first half of 2003. The increase in trade payables is in line with the increase in raw material costs in the first half of 2003. The outflow of cash from operations in 2002 was attributable to a reduction in trade payables and an increase in trade receivables. The reduction in trade payables was due to the timing of payments and reduced payment terms with new raw material suppliers. The increase in trade receivables was a result of timing of collections.

Investing  Activities
---------------------

Investing activities used cash of $13,390 in the six months ended June 30, 2003 versus providing cash of $99,041 in the first six months of the prior year. Capital expenditures, net of proceeds from miscellaneous asset sales, accounts for the outflow of cash and was the only investing activity in 2003. In 2002, the Company sold a $110,000 note receivable from Consumer Adhesives to the Company's parent for cash. Proceeds from this sale and the collection of a note receivable related to the 2000 sale of certain rights to harvest shellfish, net of capital expenditures, accounted for the primary inflow of cash in the prior year.

Financing  Activities
---------------------

Financing activity provided cash of $12,412 in the six months ended June 30, 2003 as compared to using cash of $90,939 in the first six months of the prior year. During the first half of 2003 the Company converted letters of credit from the uncommitted letter of credit facility (see Liquidity and Capital Resources section) to the New Credit Facility thereby releasing restricted cash of $65,281, most of which was used to pay down affiliated borrowings. During the first half of 2002, the Company issued letters of credit under the uncommitted letter of credit facility thereby restricting cash in the amount of $80,378 and paid off a note to a former subsidiary that was unconsolidated in the amount of $31,581. These uses of cash were partially offset by net borrowings from affiliates totaling $19,870.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

The Company entered into a three-year asset based revolving credit facility on September 23, 2002 (the "New Credit Facility") that provides for a maximum borrowing of $175,000. The New Credit Facility replaced the prior $250,000 Credit Facility that expired on July 13, 2002 and will replace an uncommitted letter of credit facility discussed below.

The New Credit Facility is secured with inventory and accounts receivable in the United States, Canada and the United Kingdom and a portion of property and equipment in Canada and the United Kingdom. Maximum borrowing allowable under the facility is calculated monthly and is based upon specified percentages of eligible accounts receivable, inventory and fixed assets. The New Credit
Facility contains restrictions on dividends, limitations on borrowings from affiliates ($30,000 after all letters of credit are reissued under this facility), capital expenditures ($65,000 in 2003) and payment of management fees ($5,000 per year in 2003 and beyond) in addition to a minimum trailing twelve-month fixed charge coverage ratio of 1.5 to 1.0 if aggregate availability is less than $25,000, 1.25 to 1.0 if aggregate availability is between $25,000 and $50,000 and 1.1 to 1.0 if aggregate availability is between $50,000 and $75,000. In addition, the New Credit Facility provides that when aggregate availability exceeds $75,000 there are no fixed charge coverage ratio requirements. As of June 30, 2003, the maximum borrowing allowable under the New Credit Facility was $154,000 of which $75,000 was unused and available. At June 30, 2003, the Company had no fixed charge coverage ratio requirements.

Under an uncommitted letter of credit facility, the Company provided cash collateral equivalent to 101% of letters of credit outstanding, or $1,768 at June 30, 2003, which was classified as restricted cash on the Consolidated Balance Sheet as of June 30, 2003. The Company has undertaken a process whereby the letters of credit under this facility were cancelled and reissued under the New Credit Facility. As the cash collateral became unrestricted, the Company used the cash to repay borrowings from Foods. This process was completed in July, the uncommitted letter of credit facility was cancelled, and the Company no longer has restricted cash.

The Company and HA-International LLC, ("HAI"), a consolidated joint venture of the Company, have, in the aggregate, borrowed $33,298 from Borden Foods Holdings Corporation ("Foods"), an affiliate of the Company, at interest rates ranging from 1.375% to 4.75% as of June 30, 2003. HAI is in the process of obtaining its own credit facility with an external bank. In the interim, HAI borrows from Foods at a variable rate. Of the total borrowings from Foods as of June 30, 2003, HAI had borrowed $6,000 and had $9,000 remaining available under its agreement with Foods.

The Company has given notice that it plans to exercise on October 1, 2003 its option to redeem, at par, the remaining $885 of County of Maricopa Industrial Revenue Bonds.

The Company has updated its projections through 2008 of the minimum annual funding requirements imposed by Federal laws and regulations with regard to the U.S. benefit obligations of its defined benefit pension plans. The assumptions utilized in updating its projections included an 8.0% annual rate of return on assets for the years 2003 through 2008 and the continuation of current law and plan provisions. The updated minimum annual funding requirements range from $0 in 2003 to approximately $24,000 in 2006 with a total funding requirement for the six years ended in 2008 of $88,000.

On April 23, 2003, the Company amended its medical benefit plan (as permitted by its terms) such that, effective September 1, 2003, medical benefits will no longer be provided to the Company's retirees and their dependents who are over age 65. The Company has made an arrangement with a major benefits provider to offer affected retirees and their dependents continued access to medical coverage, including coverage for pre-existing conditions. The Company currently intends to subsidize a portion of the cost of coverage for affected retirees and dependents for an indefinite period of time to assist retirees' transition to alternative medical coverage. The Company has reserved the right to continue, terminate or reduce the subsidy provided to affected retirees and dependents in the future. As a result of these actions, the Company estimates that its liability related to providing post-retirement medical benefits will be reduced by approximately $75,000 and that cash outflows and expense will be decreased by approximately $10,000 per year for a period of nine years as compared to the costs and cash outlays anticipated under the pre-amended retiree medical benefit plan. The Company will adjust any applicable unrecognized prior service benefit for the impact of the amendment and will amortize such adjustment over the estimated remaining years of service until participants reach full eligibility.

During the first six months of 2003 raw material price increases, rising utility costs and increased benefit and general insurance costs continued to put pressure on the Company's margins. While the Company was able to obtain some selling price relief, in most segments the raw material price increases and other cost increases outstripped the ability to increase sales prices.

There remains considerable uncertainty in the global economy. Given this uncertainty, the Company continues to explore opportunities to reduce capital expenditures and reduce infrastructure costs to improve cash flows and profitability and assure adequate liquidity. As part of these plans, the Company announced a realignment plan in June 2003 from which it expects annualized savings of approximately $20,000 when the program is fully implemented in 2004. The Company expects to incur realignment costs during the remainder of 2003 and 2004 as this program is implemented totaling approximately $16,000. In addition, the Company is exploring options to reduce outstanding letters of credit and by so doing, increase aggregate availability under the New Credit Facility. The increase in availability will provide the Company with additional borrowing capacity and potentially reduce or eliminate the fixed charge covenant requirement.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement nullifies Emerging Issue Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principle difference between this Statement and EITF 94-3 relates to the requirements for recognition of the liability for costs associated with exit or disposal activities. Specifically, the liability for a cost associated with an exit or disposal activity is no longer recognized at the commitment date. Instead, the liability is recognized when the liability is incurred as defined by FASB Concept Statement No. 6, Elements of Financial Statements. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. Retroactive application of this Statement is prohibited. Any exit and disposal activities initiated under EITF 94-3 shall continue to be accounted for under the provisions of this EITF. The Company has followed the guidelines set forth in SFAS No. 146 for all new exit activities initiated after January 1, 2003.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also include more detailed disclosures with respect to guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for interim or annual periods ending after December 15, 2002. The Company has adopted FIN 45 and included the additional requirements with respect to guarantees in Note 9 to the Consolidated Financial Statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition provisions of this SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company has elected not to voluntarily change to the fair value based method of accounting for stock-based compensation until a consensus is reached on the methodology. The Company has included the additional disclosure requirements in Note 2 to the Consolidated Financial Statements.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The clarification provisions of this statement require that contracts with comparable characteristics be accounted for similarly. This statement is effective for any new derivative instruments entered into after June 30, 2003. The Company adopted SFAS No. 149 on July 1, 2003, and the adoption did not have an impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement addresses the accounting for certain financial instruments that, under previous guidance, could be accounted for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in the statement of financial position. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS No. 150 on July 1, 2003 did not have an impact on the Company's financial statements.

FORWARD-LOOKING  AND  CAUTIONARY  STATEMENTS
--------------------------------------------

The Company and its officers may, from time to time, make written or oral statements regarding the future performance of the Company, including statements contained in the Company's filing with the Securities and Exchange Commission. Investors should be aware that these statements, which may include words such as "expects," "estimates," or "intends," are based on currently available financial, economic, and competitive data and on current business plans. Such statements are inherently uncertain and investors should recognize that events could cause the Company's actual results to differ materially from those projected in forward-looking statements made by or on behalf of the Company. Such risks and uncertainties are primarily in the areas of results of operations by business unit, liquidity, legal and environmental liabilities.








































































ITEM  3:  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

There have been no material changes since December 31, 2002 in the Company's market risk.

ITEM  4:  CONTROLS  AND  PROCEDURES

(a) Evaluation of Disclosures Controls and Procedures: As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's Disclosure Committee and the Company's management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

(b) Changes in Internal Controls: No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.




























































PART  II

ITEM  1:  LEGAL  PROCEEDINGS

There have been no material developments during the second quarter of 2003 in the ongoing legal proceedings that are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and the Quarterly Report on Form 10-Q/A for the period ended March 31, 2003.

The Company is involved in other litigation throughout the United States, which is considered to be in the ordinary course of the Company's business.

Management believes, based on the information it presently possesses, and taking into account its established reserves for estimated liability and its insurance coverage, that the ultimate outcomes of its pending legal proceedings are unlikely to have a materially adverse effect on the Company's financial position or operating results.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

During second quarter certain modifications were made to the Indenture of Trust relating to the $34,000,000 Parish of Ascension, State of Louisiana Variable/Fixed Rate Demand Pollution Control Revenue Refunding Bonds - Series 1992. The modifications include changing the interest rate from a weekly to a daily rate and reducing the notice period required to convert to a fixed rate mode. There were no equity securities sold during the second quarter of 2003.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

There  were  no defaults on senior securities during the second quarter of 2003.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matters were submitted to a vote of security holders during second quarter of 2003.

ITEM  6.  EXHIBITS  AND  REPORT  ON  FORM  8-K.

a.     Exhibits

(10)   (a)  Severance  Pay  Agreement  and Release between Edward G. Huller
            and the Company  dated  June  6,     2003.

       (b)  Severance  Pay Agreement and Release Between Andrew J. Miles and the
            Company  dated  June  6,     2003.

       (c)  Severance  Pay Agreement and Release Between John M. Kaestle and the
            Company  dated  June  9,     2003.

(31)        Certifications  of  Financial  Statements  and  Internal  Controls

(32) Certificate pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.          Reports  on  Form  8-K

            A report on Form 8-K was filed on June 20, 2003 to announce a realignment program.































SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  BORDEN  CHEMICAL,  INC.




     Date: August 13, 2003
          ----------------                        /s/ William H. Carter
                                                  ---------------------------
                                                  William  H. Carter
                                                  Executive  Vice  President and
                                                  Chief  Financial  Officer
                                                  (Principal  Financial Officer)



































































                                                                   Exhibit 10(a)
                SEVERANCE PAY AGREEMENT AND RELEASE OF ALL CLAIMS
     This Transition & Severance Pay Agreement and Release of All Claims ("Agreement") is entered into on June 6, 2003 between Edward G. Huller ("Associate" or "You") and Borden Chemical, Inc. ("Company").
Until June 27, 2003 ("Termination Date"), you will be an active employee of the Company and remain on the Company's payroll. Accordingly, you agree to perform all job-related duties and functions that may be assigned to you from time-to-time by the Company to ensure an orderly transition of your duties. The foregoing does not change the at-will nature of your employment relationship with the Company. If in the opinion of the Company this transition is successfully completed before your Termination Date, the company may terminate your employment at such time and you will receive the consideration contained in this Agreement.

     Considerations
     --------------

SEVERANCE  PAYMENTS
The Company agrees to pay you $281,030 as severance. This amount is equal to fifty-two (52) weeks of your current base salary. Severance payments will be made to you in bi-weekly installments, subject to all applicable legal deductions and withholdings. Deductions for cash advances and other monies due the Company will be made from these payments. The Company understands that you are relying upon its representation that it has no ERISA or other type of written plans that define minimum transition benefits.

The severance period for which these severance payments will be made will begin June 28, 2003 and end on June 26, 2004 ("Severance Period").

MEDICAL  &  DENTAL  INSURANCE
Pursuant to the Consolidated Omnibus Budget Reconciliation Act ("COBRA"), you may continue to participate in the Company's medical and dental plans for up to eighteen (18) months from the date of termination of your employment. During the Severance Period you will be provided the opportunity to continue your medical and dental coverage for yourself and your eligible Dependents at the same monthly premium as if you were a full time associate. Please indicate your election by placing your initials on the appropriate line below.
____  I  want  to  extend  my  medical  AND  dental  coverage
____  I  want  to  extend  my  MEDICAL  coverage  ONLY
____  I  want  to  extend  my  DENTAL  coverage  ONLY
____  I  do  NOT  want  to  extend  my  medical  or  dental  coverage

If  you  extend  your  medical  and/or  dental  coverage:
During the Severance Period, the Company will deduct the cost of this coverage from your severance payments. After the Severance Period, you will be invoiced for this cost.
      The Severance Period is considered to be part of the 18 month COBRA eligibility.
Notification of your rights and obligations under COBRA, the cost of participation and the applicable enrollment forms will be provided to you separately from this Agreement.

VACATION
You will receive payment for all accrued, but unused vacation through your termination date. After this date, you will not accrue or earn any additional paid vacation.
OUTPLACEMENT  SERVICE
The Company has arranged, at its own expense, up to twelve months of executive outplacement support for you. Additional information on these services will be provided to you in a separate attachment.

ALL  OTHER  COMPANY  SPONSORED  BENEFIT  PLANS
Unless specified in this Agreement, you will cease participation in and/or accruing benefits under Company sponsored benefit plans as of your Termination Date.
     Eligibility for Considerations. You understand that, to be eligible for any
     --------------------------------
of the considerations under this Agreement, you must be actively employed and working through the date on which the Company releases you from work. You may not terminate before then or be unavailable for active work due to leave status (disability, workers' compensation, or personal) on your termination date. Should you be on such leave at your termination date, you will be covered by the terms and conditions of that particular status for its duration and, thereafter, ineligible for any severance payments or other payments under this Agreement.

      Release  of  All  Claims. In exchange for the monies and benefits given to
     -------------------------
you under this Agreement, you give up the right to bring any claims against Company that relate to your job or termination from your job. The claims that you are giving up include, but are not limited to, claims under the Age Discrimination in Employment Act, as amended ("ADEA"), Title VII of the Civil Rights Act of 1964, as amended ("Title VII"), the Civil Rights Act of 1966, as amended, the Civil Rights Act of 1991, the Americans with Disabilities Act
("ADA"), the Equal Pay Act, as amended, the Family and Medical Leave Act, the National Labor Relations Act, as amended, the Fair Labor Standards Act, as amended, the Worker Adjustment and Retraining Notification ("WARN") Act, the Employee Retirement Income Security Act ("ERISA"), as amended, and all other federal, state or local laws regarding rights or claims relating to employment and common law, including but not limited to, any claim for breach of an oral, implied or written employment contract; negligent or intentional misrepresentations; wrongful discharge; defamation; negligent or intentional infliction of emotional distress; and/or violation of public policy. By signing this agreement, you are not giving up any rights or claims under the ADEA that arise after you sign this Agreement.

     Confidentiality.  You  understand  and  agree  that  this is a confidential
     ----------------
Agreement between you and the Company and the terms and conditions herein are not to be revealed by you other than to your attorney, tax authorities and/or financial advisors and your spouse (who may not communicate the terms and conditions of the Agreement to any third parties), all except as required by subpoena or other process of law. In addition, you also agree not to divulge market, product or other Company confidential information.

     Voluntary  Execution.  The  Company  is informing you, in writing, that you
     --------------------
should consult an attorney before signing this Agreement. In addition, it is agreed and understood that the severance arrangements made between you and the Company are unique and apply only to your special circumstance and in no way can be construed or interpreted as precedent setting to others.

     Acknowledgment. You  received  a  copy  of  this  Agreement on June 6, 2003
     ---------------
representing  the terms of severance from the Company.  No deadline of less than
     -
forty-five (45) days has been imposed upon you to sign this Agreement. If you are signing this Agreement less than forty- five (45) days from your Termination Date you understand that you do not have to do so. Changes to this Agreement do not restart the running of the forty-five (45) day period.

Cancellation Period. You  may revoke this Agreement at any time within seven (7)
------------------
days after signing it by providing written notice of cancellation by hand delivery or registered mail addressed to: Judith A. Sonnett at Borden Chemical, Inc. 180 E. Broad St., 29th Floor, Columbus, Ohio 43215. For the revocation to be effective, written notice must be received by the company no later than the close of business on the seventh day after you sign this Agreement. If you cancel, the Company owes you nothing under this Agreement. This Agreement will not become effective and enforceable until the seven (7) day cancellation period ends.
     Non-Compete  Period.  You  agree  to  refrain  from engaging in competitive
     --------------------
activities for a period of twelve (12) months after separation of employment. Competition is herein defined as employment as an employee, agent, consultant and/or contractor of a direct competitor of Borden Chemical, Inc., in North America who is a manufacturer and/or marketer of formaldehyde based resins and coatings with application in the forest products industry. Products include, but are not limited to, urea formaldehyde resins, phenol formaldehyde resins, and formulated waxes. You also agree not to be employed by Dynea or Georgia Pacific.
     Availability. You agree to be available, as reasonably necessary, with no expense to yourself, for legal proceedings, if any, pending or which may arise with respect to events which occurred during your employment with the Company and to assist the Company in those proceedings as reasonably requested.

     Company  Property.  You  agree  to immediately return your Company provided
     ------------------
property that may be in your possession or control. You also agree to immediately return all original and duplicate documents, files computer files and records, policies and procedures and all other tangible things in your possession that were created, collected or received by you while employed by the Company.
     Violation  of  Agreement.  If  you  violate  the  terms  of this Agreement,
     ------------------------
including,  but  not  limited  to,  by  filing a claim against Company, and this
     --
Agreement  is  upheld  against  you,  the  Company  may have claims against you.
     Severability.  If  any part of this Agreement is found to be unenforceable,
     ------------
the other paragraphs will remain fully valid and enforceable. Controlling Law/Jurisdiction. This Agreement will be interpreted, enforced
     -----------------------------
and governed by and under the laws of Ohio, except to the extent preempted by federal law.
     Future  Cooperation.  You  will  cooperate  fully  and  sign  any  and  all
     -------------------
additional  documents that may be necessary to carry out the terms and intent of
     ----
this  Agreement.
     Conduct.  You agree to conduct yourself in a manner that does not disparage
     -------
the Company or is damaging to or otherwise contrary to the Company's best interests.
     Claims.  You  have not filed any claims, and no one has filed any claims on
     ------
your behalf against the Company. You will not file any claims, and no one will file any claims on your behalf against the Company, with respect to the claims that  you  have  given  up  in  this  Agreement.
     Entire  Agreement.  This  Agreement is the entire agreement between you and
     -----------------
the Company with respect to the subject matter of this Agreement. There are no other written or oral agreements, understandings or arrangements except the ones contained in this Agreement. The terms of this Agreement may not be changed in any way except in writing, signed by you and the Company.
FULL  UNDERSTANDING.  By  signing  this Agreement, you acknowledge that you have
-------------------
carefully  read  this Agreement; that you have had a reasonable time to consider
--
the language and effect of this Agreement; that the Company has informed you, in writing, consult with an attorney before signing this Agreement; that you know, understand and agree with the contents of this Agreement; and that you are signing this document voluntarily because you are satisfied with its terms and conditions.

SIGNED:


----------------------------           Dated:
                                             -------------
Craig  O.  Morrison


----------------------------           Dated:
                                             -------------
Edward  G.  Huller

CANCELLATION  NOTICE

To  cancel  this  Agreement:
-  Sign  below.
- The Company must receive this Cancellation Notice within seven (7) days of the date you signed the Agreement.

I  hereby  cancel  this  Agreement.



-------------------         ----------------------------------------
Date                         Signature









































                                                                   Exhibit 10(b)
                SEVERANCE PAY AGREEMENT AND RELEASE OF ALL CLAIMS
     This Transition & Severance Pay Agreement and Release of All Claims ("Agreement") is entered into on June 6, 2003 between Andrew J. Miles ("Associate" or "You") and Borden Chemical, Inc. ("Company").
Until June 20, 2003 ("Termination Date"), you will be an active employee of the Company and remain on the Company's payroll. Accordingly, you agree to perform all job-related duties and functions that may be assigned to you from time-to-time by the Company to ensure an orderly transition of your duties. The foregoing does not change the at-will nature of your employment relationship with the Company. If in the opinion of the Company this transition is successfully completed before your Termination Date, the company may terminate your employment at such time and you will receive the consideration contained in this Agreement.

1.     Considerations.

SEVERANCE  PAYMENTS
The Company agrees to pay you $189,371 as severance. This amount is equal to fifty-two (52) weeks of your current base salary. Severance payments will be made to you in bi-weekly installments, subject to all applicable legal deductions and withholdings. Deductions for cash advances and other monies due the Company will be made from these payments. The Company understands that you are relying upon its representation that it has no ERISA or other type of written plans that define minimum transition benefits.

The severance period for which these severance payments will be made will begin June 21, 2003 and end on June 19, 2004 ("Severance Period").
MEDICAL  &  DENTAL  INSURANCE
Pursuant to the Consolidated Omnibus Budget Reconciliation Act ("COBRA"), you may continue to participate in the Company's medical and dental plans for up to eighteen (18) months from the date of termination of your employment. During the Severance Period you will be provided the opportunity to continue your medical and dental coverage for yourself and your eligible dependents at the same monthly premium as if you were a full time associate. Please indicate your election by placing your initials on the appropriate line below.

____  I  want  to  extend  my  medical  AND  dental  coverage
____  I  want  to  extend  my  MEDICAL  coverage  ONLY
____  I  want  to  extend  my  DENTAL  coverage  ONLY
____  I  do  NOT  want  to  extend  my  medical  or  dental  coverage

If  you  extend  your  medical  and/or  dental  coverage:
- During the Severance Period, the Company will deduct the cost of this coverage from your severance payments. After the Severance Period, you will be invoiced for this cost.
-     The  Severance  Period  is  considered  to  be  part of the 18 month COBRA eligibility.
Notification of your rights and obligations under COBRA, the cost of participation and the applicable enrollment forms will be provided to you separately from this Agreement.
VACATION
You will receive payment for all accrued, but unused vacation through your termination date. After this date, you will not accrue or earn any additional paid vacation
OUTPLACEMENT  SERVICE
The Company has arranged, at its own expense, up to 12 months of outplacement support for you. Additional information on these services will be provided to you in a separate attachment.
ALL  OTHER  COMPANY  SPONSORED  BENEFIT  PLANS
Unless specified in this Agreement, you will cease participation in and/or accruing benefits under Company sponsored benefit plans as of your Termination Date.
2.     Eligibility  for  Considerations. You understand that, to be eligible for
       --------------------------------
any of the considerations under this Agreement, you must be actively employed and working through the date on which the Company releases you from work. You may not terminate before then or be unavailable for active work due to leave status (disability, workers' compensation, or personal) on your termination date. Should you be on such leave at your termination date, you will be covered by the terms and conditions of that particular status for its duration and, thereafter, ineligible for any severance payments or other payments under this Agreement.

3.     Release  of  All  Claims.  In  exchange for the monies and benefits given
------------------------
to you under this Agreement, you give up the right to bring any claims against Company that relate to your job or termination from your job. The claims that you are giving up include, but are not limited to, claims under the Age Discrimination in Employment Act, as amended ("ADEA"), Title VII of the Civil Rights Act of 1964, as amended ("Title VII"), the Civil Rights Act of 1966, as amended, the Civil Rights Act of 1991, the Americans with Disabilities Act ("ADA"), the Equal Pay Act, as amended, the Family and Medical Leave Act, the National Labor Relations Act, as amended, the Fair Labor Standards Act, as amended, the Worker Adjustment and Retraining Notification ("WARN") Act, the Employee Retirement Income Security Act ("ERISA"), as amended, and all other federal, state or local laws regarding rights or claims relating to employment and common law, including but not limited to, any claim for breach of an oral, implied or written employment contract; negligent or intentional misrepresentations; wrongful discharge; defamation; negligent or intentional infliction of emotional distress; and/or violation of public policy. By signing this agreement, you are not giving up any rights or claims under the ADEA that arise after you sign this Agreement.

4.     Confidentiality.  You  understand  and  agree that this is a confidential
       ---------------
Agreement between you and the Company and the terms and conditions herein are not to be revealed by you other than to your attorney, tax authorities and/or financial advisors and your spouse (who may not communicate the terms and conditions of the Agreement to any third parties), all except as required by subpoena or other process of law. In addition, you also agree not to divulge market, product or other Company confidential information.

5.     Voluntary  Execution.  The Company is informing you, in writing, that you
       --------------------
should consult an attorney before signing this Agreement. In addition, it is agreed and understood that the severance arrangements made between you and the Company are unique and apply only to your special circumstance and in no way can be construed or interpreted as precedent setting to others.
6.     Acknowledgment.  You  received  a  copy of this Agreement on June 6, 2003
       --------------
representing the terms of severance from the Company. No deadline of less than forty-five (45) days has been imposed upon you to sign this Agreement. If you are signing this Agreement less than forty- five (45) days from your Termination Date you understand that you do not have to do so. Changes to this Agreement do not restart the running of the forty-five (45) day period.
Cancellation Period. You  may revoke this Agreement at any time within seven (7)
------------------
days after signing it by providing written notice of cancellation by hand delivery or registered mail addressed to: Judith A. Sonnett at Borden Chemical, Inc. 180 E. Broad St., 29th Floor, Columbus, Ohio 43215. For the revocation to be effective, written notice must be received by the company no later than the close of business on the seventh day after you sign this Agreement. If you cancel, the Company owes you nothing under this Agreement. This Agreement will not become effective and enforceable until the seven (7) day cancellation period ends.
8.     Availability. You agree to be available, as reasonably necessary, with no
       ------------
expense to yourself, for legal proceedings, if any, pending or which may arise with respect to events which occurred during your employment with the Company and to assist the Company in those proceedings as reasonably requested.
9.     Company  Property.  You agree to immediately return your Company provided
       -----------------
property that may be in your possession or control. You also agree to immediately return all original and duplicate documents, files computer files and records, policies and procedures and all other tangible things in your possession that were created, collected or received by you while employed by the Company.
10.     Violation  of  Agreement.  If  you  violate the terms of this Agreement,
        ------------------------
including, but not limited to, by filing a claim against Company, and this Agreement is upheld against you, the Company may have claims against you.
11.     Severability.  If  any  part  of  this  Agreement  is  found  to  be
        ------------
unenforceable,  the  other  paragraphs  will remain fully valid and enforceable.
        -----
12.     Controlling  Law/Jurisdiction.  This  Agreement  will  be  interpreted,
        -----------------------------
enforced and governed by and under the laws of Ohio, except to the extent preempted by federal law.
13.     Future  Cooperation.  You  will  cooperate  fully  and  sign any and all
        -------------------
additional documents that may be necessary to carry out the terms and intent of this Agreement.
14.     Conduct.  You  agree  to  conduct  yourself  in  a  manner that does not
        -------
disparage the Company or is damaging to or otherwise contrary to the Company's best interests.
15.     Claims.  You  have not filed any claims, and no one has filed any claims
        ------
on your behalf against the Company. You will not file any claims, and no one will file any claims on your behalf against the Company, with respect to the claims that you have given up in this Agreement.
16.     Entire Agreement. This Agreement is the entire agreement between you and
        ----------------
the Company with respect to the subject matter of this Agreement. There are no other written or oral agreements, understandings or arrangements except the ones contained in this Agreement. The terms of this Agreement may not be changed in any way except in writing, signed by you and the Company.

FULL  UNDERSTANDING.  By  signing  this Agreement, you acknowledge that you have
-------------------
carefully read this Agreement; that you have had a reasonable time to consider the language and effect of this Agreement; that the Company has informed you, in writing, consult with an attorney before signing this Agreement; that you know, understand and agree with the contents of this Agreement; and that you are signing this document voluntarily because you are satisfied with its terms and conditions.

SIGNED:

-------------------------------   Dated:
                                        -----------------
Craig  O.  Morrison

-------------------------------   Dated:
                                        -----------------
Andrew  J.  Miles

CANCELLATION  NOTICE

To  cancel  this  Agreement:
-  Sign  below.
- The Company must receive this Cancellation Notice within seven (7) days of the date you signed the Agreement.

I  hereby  cancel  this  Agreement.



------------------         --------------------------------------
Date



























































                                                                   Exhibit 10(c)
                SEVERANCE PAY AGREEMENT AND RELEASE OF ALL CLAIMS

This Transition & Severance Pay Agreement and Release of All Claims ("Agreement") is entered into on June 9, 2003 between John M. Kaestle ("Associate" or "You") and Borden Chemical, Inc. ("Company").

Until June 20, 2003 ("Termination Date"), you will be an active employee of the Company and remain on the Company's payroll. Accordingly, you agree to perform all job-related duties and functions that may be assigned to you from time-to-time by the Company to ensure an orderly transition of your duties. The foregoing does not change the at-will nature of your employment relationship with the Company. If in the opinion of the Company this transition is successfully completed before your Termination Date, the company may terminate your employment at such time and you will receive the consideration contained in this Agreement.

1.     Considerations.
       --------------

SEVERANCE  PAYMENTS
The Company agrees to pay you $452,358 as severance. This amount is equal to eighty seven (87) weeks of your current base salary. Severance payments will be made to you in bi-weekly installments, subject to all applicable legal deductions and withholdings. Deductions for cash advances and other monies due the Company will be made from these payments. The Company understands that you are relying upon its representation that it has no ERISA or other type of written plans that define minimum transition benefits.

The severance period for which these severance payments will be made will begin June 21, 2003 and end on February 19, 2005 ("Severance Period").

MEDICAL  &  DENTAL  INSURANCE
Pursuant to the Consolidated Omnibus Budget Reconciliation Act ("COBRA"), you may continue to participate in the Company's medical and dental plans for up to eighteen (18) months from the date of termination of your employment. During the Severance Period you will be provided the opportunity to continue your medical and dental coverage for yourself and your eligible dependents at the same monthly premium as if you were a full time associate. Please indicate your election by placing your initials on the appropriate line below.

__X_  I  want  to  extend  my  medical  AND  dental  coverage
____  I  want  to  extend  my  MEDICAL  coverage  ONLY
____  I  want  to  extend  my  DENTAL  coverage  ONLY
____  I  do  NOT  want  to  extend  my  medical  or  dental  coverage

     If  you  extend  your  medical  and/or  dental  coverage:
     During the Severance Period, the Company will deduct the cost of this coverage from your severance payments
     The Severance Period and the 18 month COBRA eligibility period run concurrent and will expire on the same date.

Notification of your rights and obligations under COBRA, the cost of participation and the applicable enrollment forms will be provided to you separately from this Agreement.


VACATION
You will receive payment for all accrued, but unused vacation through your termination date. After this date you will not accrue or earn any additional paid vacation. This verifies that the BCI vacation accrual is "earn as you go" during the current year. This means you would have accrued 12.5 days of vacation for 2003 through your separation date, plus you carried over 4 unused days from 2002. This results in 16.5 days of vacation less the 10 days of vacation taken in 2003, for a NET PAYMENT OF 6.5 DAYS to you.

OUTPLACEMENT  SERVICE
The Company has arranged, at its own expense, up to twelve months of Signature service outplacement support for you, with Lee Hecht Harrison in the Seattle area. Additional information on these services will be provided to you in a separate attachment.

ALL  OTHER  COMPANY  SPONSORED  BENEFIT  PLANS
Unless specified in this Agreement, you will cease participation in and/or accruing benefits under Company sponsored benefit plans as of your Termination Date.

2.     Eligibility  for  Considerations. You understand that, to be eligible for
       --------------------------------
any of the considerations under this Agreement, you must be actively employed and working through the date on which the Company releases you from work. You may not terminate before then or be unavailable for active work due to leave status (disability, workers' compensation, or personal) on your termination date. Should you be on such leave at your termination date, you will be covered by the terms and conditions of that particular status for its duration and, thereafter, ineligible for any severance payments or other payments under this Agreement.

3.     Release  of  All Claims. In exchange for the monies and benefits given to
       ------------------------
you under this Agreement, you give up the right to bring any claims against Company that relate to your job or termination from your job. The claims that you are giving up include, but are not limited to, claims under the Age Discrimination in Employment Act, as amended ("ADEA"), Title VII of the Civil Rights Act of 1964, as amended ("Title VII"), the Civil Rights Act of 1966, as amended, the Civil Rights Act of 1991, the Americans with Disabilities Act
("ADA"), the Equal Pay Act, as amended, the Family and Medical Leave Act, the National Labor Relations Act, as amended, the Fair Labor Standards Act, as amended, the Worker Adjustment and Retraining Notification ("WARN") Act, the Employee Retirement Income Security Act ("ERISA"), as amended, and all other federal, state or local laws regarding rights or claims relating to employment and common law, including but not limited to, any claim for breach of an oral, implied or written employment contract; negligent or intentional misrepresentations; wrongful discharge; defamation; negligent or intentional infliction of emotional distress; and/or violation of public policy. By signing this agreement, you are not giving up any rights or claims under the ADEA that arise after you sign this Agreement.

4.     Confidentiality.  You  understand  and  agree that this is a confidential
       ---------------
Agreement between you and the Company and the terms and conditions herein are not to be revealed by you other than to your attorney, tax authorities and/or financial advisors and your spouse (who may not communicate the terms and conditions of the Agreement to any third parties), all except as required by subpoena or other process of law. In addition, you also agree not to divulge market, product or other Company confidential information.

5.     Voluntary  Execution.  The Company is informing you, in writing, that you
       --------------------
should consult an attorney before signing this Agreement. In addition, it is agreed and understood that the severance arrangements made between you and the Company are unique and apply only to your special circumstance and in no way can be construed or interpreted as precedent setting to others.

6.     Acknowledgment.  You  received  a  copy of this Agreement on June 6, 2003
       --------------
representing the terms of severance from the Company. No deadline of less than forty-five (45) days has been imposed upon you to sign this Agreement. If you are signing this Agreement less than forty- five (45) days from your Termination Date you understand that you do not have to do so. Changes to this Agreement do not restart the running of the forty-five (45) day period.

7.     Cancellation  Period.  You  may  revoke this Agreement at any time within
       --------------------
seven (7) days after signing it by providing written notice of cancellation by hand delivery or registered mail addressed to: Judith A. Sonnett at Borden Chemical, Inc. 180 E. Broad St., 29th Floor, Columbus, Ohio 43215. For the revocation to be effective, written notice must be received by the company no later than the close of business on the seventh day after you sign this Agreement. If you cancel, the Company owes you nothing under this Agreement. This Agreement will not become effective and enforceable until the seven (7) day cancellation period ends.

8.     Non-Compete  Period.  You  agree  to refrain from engaging in competitive
       --------------------
activities for a period of twenty (20) months after separation of employment. Competition is herein defined as employment as an employee, agent, consultant and/or contractor of a direct competitor of Borden Chemical, Inc., in North America who is a manufacturer and/or marketer of formaldehyde based resins and coatings with application in the forest products industry. Products include, but are not limited to, urea formaldehyde resins, phenol formaldehyde resins, and formulated waxes. You also agree not to be employed by Dynea or Georgia
Pacific  Resins  for  the  non-compete  period.
                                              -

9.     Availability.  You  agree  to  be available during the 20 month severance
       ------------
period, as reasonably necessary, with no expense to yourself, for legal proceedings, if any, pending or which may arise with respect to events which occurred during your employment with the Company and to assist the Company in those proceedings as reasonably requested.

10.     Company  Property. You agree to immediately return your Company provided
        -----------------
property that may be in your possession or control. You also agree to immediately return all original and duplicate documents, files computer files and records, policies and procedures and all other tangible things in your possession that were created, collected or received by you while employed by the Company.

11.     Violation  of  Agreement.  If  you  violate the terms of this Agreement,
        ------------------------
including, but not limited to, by filing a claim against Company, and this Agreement is upheld against you, the Company may have claims against you.

12.     Severability.  If  any  part  of  this  Agreement  is  found  to  be
        ------------
unenforceable,  the  other  paragraphs  will remain fully valid and enforceable.
        -----

13.     Controlling  Law/Jurisdiction.  This  Agreement  will  be  interpreted,
        -----------------------------
enforced and governed by and under the laws of Washington, except to the extent preempted by federal law.

14.     Future  Cooperation.  You  will  cooperate  fully  and  sign any and all
        -------------------
additional documents that may be necessary to carry out the terms and intent of this Agreement.

15.     Conduct.  You  agree  to  conduct  yourself  in  a  manner that does not
        -------
disparage the Company or is damaging to or otherwise contrary to the Company's best interests.

16.     Claims.  You  have not filed any claims, and no one has filed any claims
        ------
on your behalf against the Company. You will not file any claims, and no one will file any claims on your behalf against the Company, with respect to the claims that you have given up in this Agreement.

17.     Director's  and  Officer's  Liability  Insurance Coverage. This verifies
        ---------------------------------------------------------
that during the period of time that you were an officer of BCI you were covered by Director's and Officer's Liability Insurance.

18.     Bellevue Club. Your Bellevue membership will continue to be covered at a
        -------------
cost of $170.00 per month, by BCI, for the duration of your severance agreement.

19.     Entire Agreement. This Agreement is the entire agreement between you and
        ----------------
the Company with respect to the subject matter of this Agreement. There are no other written or oral agreements, understandings or arrangements except the ones contained in this Agreement. The terms of this Agreement may not be changed in any way except in writing, signed by you and the Company.


FULL  UNDERSTANDING.  By  signing  this Agreement, you acknowledge that you have
-------------------
carefully  read  this Agreement; that you have had a reasonable time to consider
--
the language and effect of this Agreement; that the Company has informed you, in writing, consult with an attorney before signing this Agreement; that you know, understand and agree with the contents of this Agreement; and that you are signing this document voluntarily because you are satisfied with its terms and conditions.


SIGNED:



---------------------------      Dated:
                                       -----------------------
Craig  O.  Morrison


---------------------------      Dated:
                                       -----------------------
John  M.  Kaestle

CANCELLATION  NOTICE

To  cancel  this  Agreement:
-  Sign  below.
- The Company must receive this Cancellation Notice within seven (7) days of the date you signed the Agreement.

I  hereby  cancel  this  Agreement.



-------------------------     ---------------------------------
Date                         John  M.  Kaestle





                                                               Exhibit  (31)(a)

           CERTIFICATION OF FINANCIAL STATEMENTS AND INTERNAL CONTROLS


I,  Craig  O.  Morrison,  certify  that:

1. I have reviewed this Quarterly Report on Form 10-Q of Borden Chemical, Inc. (BCI);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. BCI's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for BCI and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to BCI, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Evaluated the effectiveness of BCI's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c. Disclosed in this report any change in BCI's internal control over financial reporting that occurred during BCI's most recent fiscal quarter (BCI's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, BCI's internal control over financial reporting; and

5. BCI's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to BCI's auditors and the audit committee of BCI's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect BCI's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in BCI's internal control over financial reporting.





Date: August 13, 2003
     ----------------

                                        /s/ Craig O. Morrison
                                        ---------------------------
                                        Craig  O.  Morrison
                                        Chief  Executive  Officer






















                                                              Exhibit  (31)(b)


CERTIFICATION  OF  FINANCIAL  STATEMENTS  AND  INTERNAL  CONTROLS


I,  William  H.  Carter,  certify  that:


1. I have reviewed this Quarterly Report on Form 10-Q of Borden Chemical, Inc. (BCI);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. BCI's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for BCI and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to BCI, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Evaluated the effectiveness of BCI's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c. Disclosed in this report any change in BCI's internal control over financial reporting that occurred during BCI's most recent fiscal quarter (BCI's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, BCI's internal control over financial reporting; and

5. BCI's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to BCI's auditors and the audit committee of BCI's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect BCI's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in BCI's internal control over financial reporting.



Date: August 13, 2003
      ----------------

                                        /s/ William H. Carter
                                        -------------------------
                                        William  H.  Carter
                                        Chief  Financial  Officer























                                                       Exhibit  32




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In  connection  with  the  Quarterly  Report  of Borden Chemical, Inc. (the
"Company") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.     The  Report  fully  complies with the requirements of Section 13(a) or 15
       (d)  of  the  Securities  Exchange  Act  of  1934;  and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Craig  O.  Morrison                             /s/ William  H.  Carter
-----------------------                            -------------------------
Chief  Executive  Officer                        Chief  Financial  Officer
August 13,  2003                                 August 13,  2003















A signed original of this written statement required by Section 906 has been provided to Borden Chemical, Inc. and will be retained by Borden Chemical, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.