Form 10-Q
period 2003-09-30
BORDEN CHEMICAL  INC
filed 2003-11-14
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003

Commission file number 1-71

BORDEN CHEMICAL, INC.

New Jersey	13-0511250

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

180 East Broad Street, Columbus, OH 43215

(Address of principal executive offices)

(614) 225-4000

(Registrant’s telephone number, including area code)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock, $0.01 par value, outstanding as of the close of business on November 10, 2003: 200,895,628

BORDEN CHEMICAL, INC.

PART I

Item 1. Borden Chemical, Inc. Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)
BORDEN CHEMICAL, INC.
	Three months ended September 30,
(In thousands, except per share data)	2003	2002

Net sales	$358,281	$327,187
Cost of goods sold	283,891	257,333

Gross margin	74,390	69,854

Distribution expense	16,000	15,989
Marketing expense	10,515	10,453
General & administrative expense	23,817	22,389
Business realignment (income) expense and impairments	(8,806)	2,082
Other operating (income) expense	(1,559)	1,272

Operating income	34,423	17,669

Interest expense	11,275	11,955
Affiliated interest expense	133	435
Other non-operating income	(513)	(1,467)

Income before income tax	23,528	6,746
Income tax expense	12,475	3,512

Net income	$11,053	$3,234

Comprehensive Income	$11,456	$(10,708)

Basic and Diluted Per Share Data

Net income	$0.06	$0.02

Average number of common shares outstanding
during the period - basic and dilutive	200,896	201,004

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)
BORDEN CHEMICAL, INC.
	Nine months ended September 30,
(In thousands, except per share data)	2003	2002

Net sales	$1,078,332	$932,845
Cost of goods sold	865,359	716,194

Gross margin	212,973	216,651

Distribution expense	49,385	46,105
Marketing expense	31,674	31,995
General & administrative expense	75,606	71,869
Business realignment (income) expense and impairments	(7,385)	12,142
Other operating expense	2,107	9,793

Operating income	61,586	44,747

Interest expense	34,114	35,922
Affiliated interest expense, net of affiliated interest
income of $ 0 and $455, respectively	456	1,051
Other non-operating expense (income)	489	(5,327)

Income before income tax and cumulative effect
of change in accounting principle	26,527	13,101
Income tax (benefit) expense	(1,271)	9,056

Income before cumulative effect of change in accounting
principle	27,798	4,045

Cumulative effect of change in accounting principle	-	(29,825)

Net income (loss)	$27,798	$(25,780)

Comprehensive Income (Loss)	$51,214	$(44,572)

Basic and Diluted Per Share Data

Income before cumulative effect of change
in accounting principle	$0.14	$0.02

Cumulative effect of change in accounting principle	-	(0.15)

Net income (loss)	$0.14	$(0.13)

Average number of common shares outstanding
during the period - basic and dilutive	200,898	200,307

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
BORDEN CHEMICAL, INC.

(In thousands)
	September 30,	December 31,
ASSETS	2003	2002

Current Assets
Cash and equivalents	$26,975	$14,740
Restricted cash	-	67,049
Accounts receivable (less allowance for doubtful
accounts of $13,555 in 2003 and $12,219 in 2002)	200,891	170,822
Accounts receivable from affiliates	175	5,840
Inventories:
Finished and in-process goods	42,914	45,178
Raw materials and supplies	37,425	41,079
Deferred income taxes	24,558	28,869
Other current assets	16,781	13,232

	349,719	386,809

Investments and Other Assets
Deferred income taxes	131,906	118,368
Other assets	21,123	19,615

	153,029	137,983

Property and Equipment
Land	31,852	31,964
Buildings	101,488	98,313
Machinery and equipment	676,317	649,782

	809,657	780,059
Less accumulated depreciation	(370,546)	(340,321)

	439,111	439,738

Goodwill	39,772	39,640
Other Intangible Assets	6,483	7,610

Total Assets	$988,114	$1,011,780

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
BORDEN CHEMICAL, INC.

(In thousands, except share data)
	September 30,	December 31,
LIABILITIES AND SHAREHOLDERS' DEFICIT	2003	2002

Current Liabilities
Accounts and drafts payable	$121,044	$113,549
Accounts payable to affiliates	75	2,580
Debt payable within one year	5,807	2,779
Loans payable to affiliates	33,120	84,680
Other current liabilities	74,285	97,932

	234,331	301,520

Other Liabilities
Long-term debt	522,458	523,287
Non-pension post-employment benefit obligations	134,205	145,384
Other long-term liabilities	212,117	202,482

	868,780	871,153

Commitments and Contingencies (See Note 10)

Shareholders' Deficit
Common stock - $0.01 par value: authorized 300,000,000 shares,
Issued 200,895,628 and 200,923,628 shares in 2003 and
2002, respectively	2,009	2,009
Paid in capital	1,202,566	1,172,344
Receivable from parent	(499,949)	(463,516)
Deferred compensation	(1,786)	(2,679)
Accumulated other comprehensive income	(142,221)	(165,637)
Accumulated deficit	(675,616)	(703,414)

	(114,997)	(160,893)

Total Liabilities and Shareholders' Deficit	$988,114	$1,011,780

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
BORDEN CHEMICAL, INC.
	Nine months ended September 30,
(In thousands)	2003	2002

Cash Flows from (used in) Operating Activities
Net income (loss)	$27,798	$(25,780)
Adjustments to reconcile net loss to net cash from
(used in) operating activities:
Deferred tax benefit	(10,088)	11,797
Depreciation and amortization	34,676	35,800
Business realignment (income) expense and impairments	(7,385)	12,142
Cumulative effect of change in accounting principle	-	29,825
Other non-cash adjustments	59	(1,787)
Net change in assets and liabilities:
Accounts receivable	(15,590)	(14,462)
Inventories	9,277	5,632
Accounts and drafts payable	(431)	(15,004)
Income taxes	(7,402)	(3,058)
Other assets	2,388	(4,139)
Other liabilities	(27,207)	(36,716)

	6,095	(5,750)

Cash Flows (used in) from Investing Activities
Capital expenditures	(24,684)	(26,338)
Proceeds from sale of note receivable to an affiliate	-	110,000
Proceeds from the sale of assets	13,422	10,139

	(11,262)	93,801

Cash Flows from (used in) Financing Activities
Net short-term debt borrowings (repayments)	3,028	(215)
Borrowings of long-term debt	255	-
Repayments of long-term debt	(1,084)	(2,761)
Affiliated (repayments) borrowings	(51,560)	29,825
Payment of note payable to unconsolidated subsidiary	-	(31,581)
Decrease (increase) in restricted cash	67,049	(78,134)
Net (repurchases) sales of common stock from/to management	(286)	387

	17,402	(82,479)

Increase in cash and equivalents	12,235	5,572
Cash and equivalents at beginning of year	14,740	24,632

Cash and equivalents at end of period	$26,975	$30,204

Supplemental Disclosures of Cash Flow Information
Cash paid:
Interest, net	$38,700	$39,580
Income taxes, net	16,219	1,339
Non-cash activity:
Capital contribution by parent	12,752	20,190
Settlement of note payable to unconsolidated subsidiary	-	2,600

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT AND COMPREHENSIVE INCOME (UNAUDITED)
BORDEN CHEMICAL, INC.

(In thousands)

					Accumulated
			Receivable		Other
	Common	Paid-in	from	Deferred	Comprehensive	Accumulated
	Stock	Capital	Parent	Compensation	Income	Deficit	Total

Balance, December 31, 2002	$2,009	$1,172,344	$(463,516)	$(2,679)	$(165,637)	$(703,414)	$(160,893)

Net income						27,798	27,798

Translation adjustments and other					23,416		23,416

Comprehensive income							51,214

Repurchases of common stock from management		(286)					(286)

Income tax on sale to affiliate of Consumer Adhesives note receivable		(5,925)					(5,925)

Interest accrued on notes from parent (net of tax $12,752)		23,681	(36,433)				(12,752)

Capital contribution from parent		12,752					12,752

Compensation expense on restricted stock				893			893

Balance, September 30, 2003	$2,009	$1,202,566	$(499,949)	$(1,786)	$(142,221)	$(675,616)	$(114,997)

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share amounts and as otherwise indicated)

1. Background

On March 14, 1995, affiliates of Kohlberg, Kravis Roberts & Co. ("KKR") acquired control of Borden Chemical, Inc. (the "Company"). In late 1995, the Company began the process of redesigning its operating structure in order to maximize value for its owners and divested businesses that did not fit into its long-term strategic plan. The Company’s remaining business is the chemical business, which is engaged primarily in manufacturing, processing, purchasing and distributing forest products and industrial resins, formaldehyde, coatings and other specialty and industrial chemicals worldwide.

The Company’s immediate parent is Borden Holdings, Inc. ("BHI"), which is a wholly owned subsidiary of BW Holdings, LLC ("BWHLLC"), an entity controlled by KKR.

2. Basis of Presentation

The accompanying unaudited Consolidated Financial Statements include the accounts of the Company and its subsidiaries, after elimination of intercompany accounts and transactions and contain all adjustments, which in the opinion of management are necessary for a fair presentation of the results for the interim periods. Results for the interim periods are not necessarily indicative of results for the full year. Certain prior year amounts have been reclassified to conform with the 2003 presentation.

The Company accounts for stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure-only provision of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment to SFAS No. 123". The following table sets forth the reconciliation of reported and Pro Forma Net Loss and EPS under SFAS No. 148:

	Three Months ended September 30,		Nine Months ended September, 30

	2003	2002	2003	2002

Net income (loss) applicable to common stock	$11,053	$3,234	$27,798	$(25,780)

Add: Stock-based employee compensation expense included in reported net income, net of related tax benefit	14	-	81	-

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since January 1, 1996, net of related tax effects	(24)	(24)	(79)	(47)

Pro Forma net income (loss)	$11,043	$3,210	$27,800	$(25,827)

Average shares outstanding - basic	200,896	201,004	200,898	200,307
Average shares outstanding -diluted	200,896	201,004	200,898	200,307

Per share as reported (basic and diluted)	$0.06	$0.02	$0.14	$(0.13)
Per share pro forma (basic and diluted)	$0.05	$0.02	$0.14	$(0.13)

At September 30, 2003, 1,492 options to purchase common shares of the Company were outstanding and considered dilutive. The impact of the dilutive options was insignificant and is included in the rounded average shares outstanding - diluted number in the table above.

3. Business Realignment (Income) Expense

Three Months Ended September 30, 2003

In the third quarter of 2003, the Company recorded business realignment income and impairments of $8,806 consisting of plant closure costs of $542, other severance and employee costs of $2,318, a gain on the sale of land associated with a previously closed plant of $11,692 and non-cash asset impairment charges of $26.

Plant Closure and Other Severance and Employee Costs

Provided below is a rollforward of the business realignment reserve for the three months ended September 30, 2003:

	Reserves June 30, 2003	2003 Expense	2003 Settlements/ Payments	Reserves September 30, 2003

Plant closure costs	$5,911	$542	$(1,310)	$5,143
Other severance and employee costs	3,285	2,318	(2,255)	3,348

Total reserve activity	$9,196	$2,860	$(3,565)	$8,491

Plant closure costs in the third quarter of 2003 of $542 consist of environmental remediation costs of $68 for previously closed plants in Brazil and $474 of other previous plant closure costs, fixed asset write-offs and realignment program costs.

Gain on the Sale of Assets

In the third quarter of 2003, the Company sold land associated with a previously closed plant in the United Kingdom resulting in a gain of $11,692. The gain on this sale was recorded as business realignment income because the expenses related to the initial plant closure were recorded as business realignment expense in previous years.

Asset Impairments

The Company also recorded asset impairments of $26 related to its French and Colombian operations in the three months ended September 30, 2003.

Nine Months Ended September 30, 2003

In the first nine months of 2003, the Company recorded business realignment income and impairments of $7,385 consisting plant closure costs of $267, other severance and employee costs of $4,431, a gain on the sale of land associated with previously closed plants of $12,260 and non-cash asset impairment charges of $177.

Plant Closure and Other Severance and Employee Costs

Provided below is a rollforward of the business realignment reserve for the first nine months of 2003:

	Reserves December 31, 2002	2003 Expense	2003 Settlements/ Payments	Reserves September 30, 2003

Plant closure costs	$9,568	$267	$(4,692)	$5,143
Other severance and employee costs	3,996	4,431	(5,079)	3,348

Total reserve activity	$13,564	$4,698	$(9,771)	$8,491

Plant closure cost in 2003 of $267 consist of environmental remediation costs of $962 for previously closed plants in Brazil and $879 of other plant closure costs, fixed asset write-offs and realignment program costs. Partially offsetting these costs was a net reduction of reserves of $1,574 for a previously closed plant that was sold in the second quarter of 2003.

Gain on the Sale of Assets

In 2003, the Company sold land associated with a previously closed plant in the United Kingdom and its melamine plant that was previously closed and recorded gains of $12,260. The gains related to these sales were recorded as business realignment income because the expenses related to the initial plant closures were recorded as a business realignment expense in previous years.

Asset Impairment

The Company also recorded asset impairments of $177 related to its French and Colombian operations in the first nine months of 2003.

2003 Realignment Program

In June 2003, the Company initiated a realignment program designed to reduce operating expenses and increase organizational efficiency. To achieve these goals, the Company is reducing headcount, streamlining processes, consolidating manufacturing processes and reducing general and administrative expenses. The Company is combining jobs where practicable and has eliminated over 100 positions to date related to this program. For the three and nine months ended September 30, 2003, severance costs relating to the position eliminations of $1,180 and $3,214, respectively, were included as part of business realignment expense. In addition, for the three and nine months ended September 30, 2003, severance costs of $75 and $2,545, respectively, were included as part of general and administrative expenses, for positions to be replaced. The Company is implementing self-directed work teams in its manufacturing facilities. As a result of consolidating manufacturing processes, manufacturing shifts have been reduced at the Company's North Bay, Ontario plant, and the Company's facility in France is being converted into a distribution center, as the manufacturing is being moved to the United Kingdom. To reduce future general and administrative expenses, the Company has reduced contract work, consolidated and eliminated positions and streamlined the administration of medical benefits and other post-retirement benefits. Additionally, the Company is implementing consistent administrative practices throughout the organization. The Company anticipates the program will be completed by mid-2004. The Company expects to continue to incur costs during the fourth quarter of 2003 and in 2004 related to this program.

Provided below is a rollforward of the business realignment reserve activity related to the June 2003 realignment program for the three months ended September 30, 2003:

	Reserves June 30, 2003	2003 Expense	2003 Settlements/ Payments	Reserves September 30, 2003

Severance costs	$1,777	$1,180	$(1,498)	$1,459
Other costs	-	200	(200)	-

	$1,777	$1,380	$(1,698)	$1,459

Provided below is a rollforward of the business realignment reserves activity related to the June 2003 realignment program for the nine months ended September 30, 2003:

	Reserves December 31, 2002	2003 Expense	2003 Settlements/ Payments	Reserves September 30, 2003

Severance costs	$-	$3,214	$(1,755)	$1,459
Other costs	-	200	(200)	-

	$-	$3,414	$(1,955)	$1,459

Three Months Ended September 30, 2002

In the third quarter of 2002, the Company recorded business realignment expense of $2,082 consisting of plant closure costs of $1,236 and other severance and employee costs of $846.

Plant Closure and Other Severance and Employee Costs

Provided below is a rollforward of business realignment activity for the three months ended September 30, 2002:

	Reserves June 30, 2002	2002 Expense	2002 Settlements/ Payments	Reserves September 30, 2002

Plant closure costs	$14,777	$1,236	$(2,851)	$13,162
Other severance and employee costs	6,759	846	(3,257)	4,348

	$21,536	$2,082	$(6,108)	$17,510

Plant closure costs of $1,236 included plant employee severance of $1,706, partially offset by a reduction of demolition, environmental and other reserves of $470.

Nine Months Ended September 30, 2002

In the nine months ended September 30, 2002, the Company recorded business realignment expense of $12,142 consisting of plant closure costs of $12,495, other severance and employee costs of $2,112 and a gain on the sale of land associated with a previously closed plant of $2,465.

Plant Closure and Other Severance and Employee Costs

Provided below is a rollforward of business realignment reserve activity for first nine months of 2002:

	Reserves December 31, 2001	2002 Expense	2002 Settlements/ Payments	Reserves September 30, 2002

Plant closure costs	$14,067	$12,495	$(13,400)	$13,162
Other severance and employee costs	8,360	2,112	(6,124)	4,348

	$22,427	$14,607	$(19,524)	$17,510

Plant closure costs of $12,142 consists of $12,495, primarily related to the closure of the melamine crystal business facility, included plant employee severance of $10,424 and demolition, environmental and other costs of $2,071.

Gain on the Sale of Assets

In the first quarter of 2002, the Company sold land associated with a closed plant in Spain resulting in a gain of $2,465.

4.    Restricted Cash

Restricted cash at December 31, 2002 represents cash collateral related to the Company’s uncommitted letter of credit facility. The facility required the Company to provide cash collateral equivalent to 101% of the letters of credit outstanding. In early July 2003, the Company cancelled all the letters of credit under the uncommitted facility and reissued them under the Company's credit facility, thereby terminating the uncommitted facility.

5.    Goodwill and Intangible Assets

As of January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Consequently, subsequent to January 1, 2002, goodwill and identifiable intangible assets with indefinite useful lives are no longer amortized and identifiable assets with finite useful lives are amortized over their respective useful lives.

Also, in conjunction with adopting SFAS No. 142, the Company assessed its intangible assets and tested the carrying amount of goodwill for impairment. The intangible asset assessment was conducted to determine whether any intangibles had indefinite useful lives. The Company determined that all of its intangible assets had finite useful lives, and that no adjustment of current useful lives was necessary. As a result of its goodwill impairment test, the Company recorded an impairment charge of $29,825, which represents 100% of the January 1, 2002 carrying amount related to its European reporting unit. This impairment charge is reported as the cumulative effect of change in accounting principle in the Consolidated Statements of Operations for the nine months ended September 30, 2002.

6.    Comprehensive Income

Comprehensive income is computed as follows:

	Three Months ended September 30,		Nine Months ended September, 30

	2003	2002	2003	2002

Net income (loss)	$11,053	$3,234	$27,798	$(25,780)
Foreign currency translation adjustments	403	(13,911)	23,416	(19,330)
Derivative activity	-	(31)	-	538

	$11,456	$(10,708)	$51,214	$(44,572)

The foreign currency translation adjustments in 2003 relate primarily to favorable exchange rates in Canada and Latin America. The unfavorable 2002 foreign currency translation adjustments relate primarily to the United Kingdom and Latin America, partially offset by favorable exchange rates in Canada. The 2002 derivative activity amounts represent reclassification into earnings of the original cumulative effect of change in accounting principle related to the adoption of SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities."

7.    Segment Data

The Company reports three operating segments, as well as Corporate and other and Divested businesses. The operating segments are North American Forest Products, North American Performance Resins and International. The North American Forest Products segment product lines include formaldehyde and forest product resins with the key business drivers being housing starts, furniture demand, panel production capacity and chemical sector operating conditions. The North American Performance Resins segment product lines include oilfield, industrial, nonwoven, laminate and foundry resins and UV coatings with the key business drivers being housing starts, auto builds, active gas drilling rigs, fiber optic demand and the general industrial sector. The International segment consists of operations in Latin America, Europe and Asia Pacific with the principal countries being Brazil, the United Kingdom, Malaysia and Australia. Product lines of the International segment include forest product and performance resins with the key business drivers being export levels, panel production capacity, housing starts, furniture demand and the local political environment. Corporate and other represents general and administrative expenses and certain expenses related to divested businesses. Key drivers of the expense include wage and benefit costs inflation, and insurance experience and rates. The Divested businesses segment includes the Company's melamine crystal business, which was closed on January 11, 2002 and subsequently sold in the second quarter of 2003. Operating results subsequent to the closure date represent revenue and related expenses from the sale of inventory.

Results of Operations by Segment:

Following is a comparison of net sales, depreciation and amortization, and earnings before interest, taxes, depreciation and amortization adjusted for business realignment, impairments, non-operating income (expense) and certain other operating income (expense) items ("Adjusted EBITDA") for the reportable business segments, corporate and other and divested businesses of the Company for the three and nine months ended September 30, 2003 and 2002. Adjusted EBITDA information is presented with the Company's segment disclosures because it is the primary measure used by the Company's chief decision maker to evaluate operating results.

Net Sales

	Three Months ended September 30,		Nine Months ended September 30,

	2003	2002	2003	2002

North American Forest Products	$ 192,212	$ 171,838	$ 571,947	$ 470,082
North American Performance Resins	87,641	87,489	276,578	260,400
International	78,428	67,522	229,801	195,848
Divested businesses	-	338	6	6,515

	$ 358,281	$ 327,187	$ 1,078,332	$ 932,845

Depreciation and Amortization Expense

	Three Months ended September 30,		Nine Months ended September 30,

	2003	2002	2003	2002

North American Forest Products	$4,979	$4,643	$14,648	$14,234
North American Performance Resins	2,636	2,410	7,564	7,334
International	2,661	2,604	7,966	7,925
Corporate and other	1,494	2,025	4,498	6,307

	$11,770	$11,682	$34,676	$35,800

Adjusted EBITDA

	Three Months ended September 30,		Nine Months ended September 30,

	2003	2002	2003	2002

North American Forest Products	$26,890	$22,704	$69,512	$72,380
North American Performance Resins	11,369	12,252	35,664	36,905
International	7,411	7,912	23,396	24,176
Corporate and other	(8,053)	(10,940)	(36,272)	(34,963)

	$37,617	$31,928	$92,300	$98,498

Reconciliation of Adjusted EBITDA to Income Before Income Tax and Cumulative Effect of Change in Accounting Principle

	Three Months ended September 30,		Nine Months ended September 30,

	2003	2002	2003	2002

Adjusted EBITDA	$37,617	$31,928	$92,300	$98,498
Depreciation and amortization	(11,770)	(11,682)	(34,676)	(35,800)
Adjustments to EBITDA (described below)	8,576	(2,577)	3,962	(17,951)
Interest expense	(11,275)	(11,955)	(34,114)	(35,922)
Affiliated interest expense	(133)	(435)	(456)	(1,051)
Other non-operating income (expense)	513	1,467	(489)	5,327

Income before income tax and cumulative effect of change in accounting principle	$23,528	$6,746	$26,527	$13,101

Adjustments to EBITDA

The following items are not included in the Adjusted EBITDA results reviewed by the Company's chief decision maker.

Three Months Ended September 30, 2003	Plant Closure (1)	Severance	Impairments/ Other		Total

North American Forest Products	$(141)	$(606)	$-		$(747)
North American Performance Resins	121	(97)	-		24
International	(635)	(403)	11,666	(2)	10,628
Corporate and other	-	(1,212)	(221)	(3)	(1,433)
Divested businesses (4)	113	-	(9)		104

Total	$(542)	$(2,318)	$11,436		$8,576

Three Months Ended September 30, 2002

North American Forest Products	$146	$(185)	$-		$(39)
North American Performance Resins	(1,222)	89	-		(1,133)
International	1,115	-	-		1,115
Corporate and other	-	(750)	-		(750)
Divested businesses (4)	(1,275)	-	(495)		(1,770)

Total	$(1,236)	$(846)	$(495)		$(2,577)

(1)  Plant closure costs include fixed asset write-offs, plant employee severance and demolition, environmental and other related costs.
(2)  Primarily represents a gain of $11,692 on the sale of land associated with a previously closed plant in the United Kingdom.
(3)  Primarily represents severance expense, included in general and administrative expense, incurred by the Company for positions to be replaced.
(4)  Represents gains recognized (expenses incurred) related to the closure and subsequent sale of the Company's melamine operations

Nine Months Ended September 30, 2003	Plant Closure (1)	Severance	Impairments/ Other		Total

North American Forest Products	$557	$(540)	$(520)	(2)	$(503)
North American Performance Resins	(42)	(407)	-		(449)
International	(2,325)	(574)	11,515	(3)	8,616
Corporate and other	(146)	(2,910)	(2,588)	(2)	(5,644)
Divested businesses (4)	1,689	-	253		1,942

Total	$(267)	$(4,431)	$8,660		$3,962

Nine Months Ended September 30, 2002

North American Forest Products	$(714)	$(103)	$-		$(817)
North American Performance Resins	(1,857)	(544)	-		(2,401)
International	(3,568)	-	2,465	(5)	(1,103)
Corporate and other	-	(1,465)	(5,500)	(6)	(6,965)
Divested businesses (4)	(6,356)	-	(309)		(6,665)

Total	$(12,495)	$(2,112)	$(3,344)		$(17,951)

(1)  Plant closure costs include fixed asset write-offs, plant employee severance and demolition, environmental and other related costs.
(2)  Primarily represents severance expense, included in general and administrative expense, incurred by the Company for positions to be replaced.
(3)  Primarily represents a gain of $11,692 on the sale of land associated with a previously closed plant in the United Kingdom.
(4)  Represents gains recognized (expenses incurred) related to the closure and subsequent sale of the Company's melamine operations.
(5)  Represents a gain on the sale of land associated with a previously closed plant in Spain.
(6)  Represents an additional management fee of $5,500 related to the wind down of Borden Capital, Inc. , included in other operating expense (see Note 8).

8.    Related Party Transactions

Financing and Investing Arrangements

Borden Foods Holdings Corporation ("Foods"), an affiliate of the Company, provides loans to the Company and HA-International, LLC ("HAI"), a consolidated  joint venture of the Company, under affiliate borrowing agreements. The loans are evidenced by demand promissory notes with interest at variable rates. These loans are recorded as loans payable to affiliates in the Consolidated Balance Sheets. Foods had $33,120 and $84,680, at interest rates ranging from 1.1875% to 4.75%, loaned, in aggregate, to the Company and HAI at September 30, 2003 and December 31, 2002, respectively. The Company recorded affiliated interest expense of $133 and $435 related to amounts loaned by affiliates for the three months ended September 30, 2003 and 2002, respectively, and $456 and $1,506 related to amounts loaned by affiliates for the nine months ended September 30, 2003 and 2002, respectively.

The Company holds a $404,817 note receivable ($499,949 including accrued interest) from BHI, which is accounted for as a reduction from equity. The Company accrues interest quarterly on the note receivable in Paid-in-Capital. Historically, BHI funded the interest due on the note through common dividends received from the Company. However, quarterly interest has not been paid, nor an associated dividend declared, since October 15, 2001.

On March 1, 2002, the Company redeemed its $110,000 preferred stock investment in Consumer Adhesives, an affiliate of the Company, for a $110,000 note receivable from Consumer Adhesives. On March 12, 2002, the note receivable was sold to BHI for cash proceeds of $110,000 plus accrued interest of $455. In 2003, the Company recognized income tax expense of $5,925 related to the sale of the note receivable to BHI. Consistent with the gain on the sale of Consumer Adhesives, this income tax expense was recorded in Paid-in-Capital due to the affiliated nature of the transaction.

Administrative Service, Management and Consulting Arrangements

The Company provides administrative services to Foods under an agreement effective in 2002, renewable each year. Fees received for these services are offset against the Company's general and administrative expenses and totaled $38 and $90 for the nine months ended September 30, 2003 and 2002, respectively. In addition, the Company pays certain costs on behalf of Foods and is reimbursed by Foods for 100% of these costs. Included in accounts receivable from affiliates at September 30, 2003 and December 31, 2002 is $20 and $1,375, respectively, related to these costs.

Borden Capital, Inc. ("Capital") provided management, consulting and governance to the Company, and the Company provided certain administrative services to Capital during 2002. Capital charged the Company an annual fee of $9,000, payable quarterly in arrears, which represented the net amount of Capital's fee less the Company's fee for providing administrative services to Capital. During 2002, BHI made a decision to cease the operations of Capital by the end of the first quarter of 2003. This decision resulted in immediate recognition by Capital of incremental expenses and liabilities related primarily to severance and rent obligations. These incremental expenses were the legal obligation of and were funded by Capital. The Company's share of Capital's incremental expenses was $5,500, and the Company recognized its share of these expenses as an additional management fee from Capital in the second quarter of 2002. Since the Company was not responsible for settling these liabilities, the offset to the charge was recorded as a capital contribution to the Company from BHI.

Commencing in 2003, certain management, consulting and board services previously provided to the Company by Capital were assumed by the Company, while other such services will continue to be provided to the Company by KKR for an annual fee of $3,000. During the three and nine months ended September 30, 2003, the Company had recorded $750 and $2,250, respectively, for amounts due to KKR under this arrangement. In the three and nine months ended September 30, 2002, the management fee recorded was $2,250 and $6,750, respectively.

The Company provides certain administrative services to BWHLLC and other affiliates under a service agreement dated January 1, 2003. During the three and nine months ended September 30, 2003, the Company has charged BWHLLC $135 and $405, respectively, for such services, which was offset against the Company's general and administrative expense.

Other Arrangements

The Company utilizes Willis Group Holdings Ltd. ("Willis"), an entity controlled by KKR, as its insurance broker. As of the three and nine months ended September 30, 2003, the Company had paid $12 and $249, respectively, to Willis for their services. As of the three and nine months ended September 30, 2002, the Company had paid to Willis $13 and $115, respectively.

BHI contributed tax benefits to the Company of $12,752 and $16,640 as of September 30, 2003 and 2002, respectively. The Company is included in BHI's tax return, and the deductible interest expense of BHI's notes payable reduces the Company's tax liability. During 2002, the Company also recorded a capital contribution from BHI of $3,550 (net of tax of $1,950) related to the allocation of Capital wind-down costs to the Company (see above), which will be funded by BHI.

9.    Guarantees and Indemnifications

Standard Guarantees / Indemnifications

In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for, among other things, breaches of representations and warranties. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases and sales of assets or businesses, (ii) leases of real property, (iii) licenses of intellectual property and (iv) long-term supply agreements. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) licensees in license agreements and (iv) customers in long-term supply agreements.

In addition, these parties may also be indemnified against any third party claim resulting from the transaction that is contemplated in the underlying agreement. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). With respect to certain of the aforementioned guarantees, the Company has reimbursement agreements from its parent entity or maintains insurance coverage that may mitigate some potential payments to be made. There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not subject to predictability.

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

Subsidiary Guarantees

The Company guarantees the bank debt of one of its Brazilian subsidiaries up to a maximum U.S. equivalent of $6,700.

Warranties

The Company does not make express warranties on its products, other than that they comply with the Company’s specifications, and therefore does not record a warranty liability. Adjustments for product quality claims are not material and are charged against sales revenues.

10.    Commitments and Contingencies

Environmental Matters

Because the Company’s operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials, the Company is subject to extensive environmental regulation at the Federal and state level.

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be estimated. Environmental accruals are reviewed on an interim basis and as events and developments warrant. Based on management’s estimates, which are determined through historical experience and consultation with outside experts, the Company has recorded liabilities of approximately $41,300 relating to 61 locations and $44,000 relating to 55 locations at September 30, 2003 and December 31, 2002, respectively, for all probable environmental remediation, indemnification and restoration liabilities. These amounts include estimates of unasserted claims the Company believes are probable and estimable. Based on the factors discussed below and currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $29,100 and $76,000, in the aggregate. This estimate of the range of reasonably possible costs is less certain than the estimates upon which liabilities are based, and in order to establish the upper end of such range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. The Company has not taken into consideration insurance coverage or any anticipated recoveries from other third parties in determining the liability or range of possible outcomes. The Company’s current insurance coverage provides very limited, if any, coverage for environmental matters.

Following is a more detailed discussion of the Company’s environmental liabilities and related assumptions:

BCP Geismar Site - In 1987, under an Environmental Indemnity Agreement ("EIA") between the Company and Borden Chemicals and Plastics Limited Partnership ("BCP"), the Company agreed, subject to certain conditions and limitations, to indemnify BCP from certain environmental liabilities incurred at BCP facilities, which were previously owned by the Company, on or before November 30, 1987 and share on an equitable basis those arising from facts or circumstances existing and requirements in effect both prior to and after such date. In 2002, the United States Bankruptcy Court for the District of Delaware approved a Settlement Agreement among the Company, Borden Chemicals and Plastics Limited Operating Partnership ("BCPOLP"), BCP Management, Inc. ("BCPM"), the United States Environmental Protection Agency and the Louisiana Department of Environmental Quality, where the Company agreed to perform certain of BCPOLP's obligations with respect to environmental conditions at BCPOLP's Geismar, Louisiana site. These obligations are related to soil and groundwater contamination and stormwater diversion at the Geismar site, and the Company bears the sole responsibility for these obligations, as there are no other potentially responsible parties ("PRPs") or third parties from which the Company can seek reimbursement, and no additional insurance recoveries are expected.

A groundwater pump and treat system for the removal of contaminants is operational, and preliminary natural attenuation studies are proceeding. The Company has performed extensive soil and groundwater testing. Regulatory agencies are reviewing the current findings and remediation efforts. If closure procedures and remediation systems prove inadequate, or if additional contamination is discovered, this could result in the costs approaching the higher end of the range of possible outcomes discussed below. Based on the Company’s experience, it expects the current plan and time frame to prove adequate to address this matter.

The Company has recorded a liability of approximately $25,100 and $25,300 at September 30, 2003 and December 31, 2002, respectively, related to the BCP Geismar site. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with this site may fall within a range of $19,000 and $36,000, depending upon the factors discussed above. Due to the long-term nature of the project, the reliability of timing and estimability of remediation payments, this liability was recorded at its net present value, assuming a 3% discount rate and a time period of thirty years. The undiscounted liability is approximately $35,800.

Following are expected payments for each of the next five years, and a reconciliation of the expected aggregate payments to the liability reflected at September 30, 2003:

2004	$3,100
2005	1,200
2006	1,000
2007	1,200
2008	800
Remaining aggregate payments	28,500

Total undiscounted liability	35,800
Less: discount to net present value	(10,700)

Liability per Consolidated Balance Sheet	$25,100

Superfund Sites / Offsite Landfills - The Company is currently involved in environmental remediation activities at 31 sites in which it has been notified that it is or may be a PRP under the United States Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state "superfund" laws. The Company has recorded liabilities of approximately $6,700 and $7,000 at September 30, 2003 and December 31, 2002, respectively, related to these sites. The Company anticipates approximately half of this liability will be paid within the next five years, with the remaining payments occurring over the next twenty-five years. The Company generally does not bear a significant level of responsibility for these sites, and therefore, has little control over the costs and timing of cash flows. At 21 sites, the Company is considered a de minimus party (with less than 1% share). In the remaining 11 sites, the Company has a share of up to 8.8% of the total liability which accounts for $6,000 and $5,800 of the total amount reserved for superfund / offsite landfill sites at September 30, 2003 and December 31, 2002, respectively. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may be as low as $4,000 or as high as $15,200 in the aggregate. In estimating both its current reserves for environmental remediation at these sites and the possible range of additional costs, the Company has not assumed that it will bear the entire cost of remediation of every site to the exclusion of other known PRPs who may be jointly and severally liable. The Company also considers the viability of other PRPs and their probable contribution on a per site basis. The range of possible outcomes also takes into account the maturity of each project, which results in a more narrow range as the project progresses. The Company’s ultimate liability will depend on many factors including its volumetric share of waste, the financial viability of other responsible parties, the remediation methods and technology used and the amount of time necessary to accomplish remediation.

Sites Under Current Ownership - The Company is conducting environmental remediation at 7 locations owned by the Company, of which 3 sites are no longer operating. There are no other parties responsible for remediation at these sites, much of which is being performed by the Company on a voluntary basis; therefore, the Company has greater control over the costs to be incurred and the timing of cash flows. The Company has accrued approximately $5,200 and $4,700 at September 30, 2003 and December 31, 2002, respectively, for remediation and restoration liabilities at these locations. The Company anticipates approximately $3,100 of these liabilities will be paid within the next three years, with the remaining amounts being paid over the next ten years. Approximately $3,300 of these reserves is included in the Company’s business realignment reserve, as the environmental clean up is being handled in conjunction with planned closure of the location (see Note 3). Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $3,600 and $13,300, in the aggregate. The factors influencing the ultimate outcome include the methods of remediation to be elected, the conclusions and assessment of site studies remaining to be completed and the time period required to complete the work.

Other Sites - The Company is conducting environmental remediation at 10 locations formerly owned by the Company. The Company has accrued approximately $2,600 and $5,300 at September 30, 2003 and December 31, 2002, respectively, for remediation and restoration liabilities at these locations. The Company anticipates cash outflows of approximately $2,000 within the next three years with the remainder occurring over the next ten years. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $1,800 and $9,300, in the aggregate. The primary drivers in determining the final costs to the Company on these matters are the method of remediation selected and the level of participation of third parties.

In addition, the Company is responsible for 11 sites requiring monitoring where no additional remediation is expected, and has also established accruals for other related costs, such as fines and penalties. The Company has accrued approximately $1,700 at September 30, 2003 and December 31, 2002 related to these sites. Payment of these liabilities is anticipated to occur over the next ten years. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $700 and $2,200, in the aggregate. The ultimate cost to the Company will be influenced by the variations in projected monitoring periods or by findings that are better or worse than anticipated findings.

From the late 1960’s until 1980, the Company operated a phosphate processing site on leased property in Manatee County, Florida. In 1980 the Company sold these operations. The Company is aware that state and federal environmental agencies have taken measures to prevent the off-site release of water from recent rainfall that accumulated in the drainage ditches and lagoons surrounding the gypsum piles located on the site. At this time, although it is reasonably possible some costs could be incurred related to this site, the Company has inadequate information to enable it to estimate any reasonably possible range of estimated liability relating to this site.

Non-Environmental Legal Matters

Following is a discussion of non-environmental legal proceedings that are not in the ordinary course of business:

Imperial Home Décor Group - In 1998, pursuant to a merger and recapitalization transaction sponsored by The Blackstone Group ("Blackstone") and financed by Chase Manhattan Bank ("Chase"), Borden Decorative Products Holdings, Inc. ("BDPH"), a wholly owned subsidiary of the Company, was acquired by Blackstone and subsequently merged with Imperial Wallcoverings to create Imperial Home Décor Group ("IHDG"). Blackstone provided $84,500 in equity and Chase provided $295,000 in senior financing. The Company received approximately $314,400 in cash and 11% of IHDG common stock for its interest in BDPH. On January 5, 2000, IHDG filed for reorganization under Chapter 11 of the U. S. Bankruptcy Code. IHDG emerged from bankruptcy in April 2001. The IHDG Litigation Trust (the "Trust") was created pursuant to the plan of reorganization in the IHDG bankruptcy to pursue preference and other avoidance claims on behalf of the unsecured creditors of IHDG. In November 2001, the Trust filed a lawsuit against the Company and certain of its affiliates seeking to have the IHDG recapitalization transaction voided as a fraudulent conveyance and asking for a judgment to be entered against the Company for $314,400 plus interest, costs and attorney fees. Discovery is proceeding in the case with a cut-off currently scheduled for April 2004.

The Company has accrued legal expenses for scheduled depositions related to this matter. To the extent that additional depositions or legal work is required, legal defense costs will increase. The Company has not recorded a liability for any potential losses because a loss is not considered probable based on current information. The Company believes it has strong defenses to the Trust’s allegations and intends to defend the case vigorously. While it is reasonably possible the resolution of this matter may result in a loss to the Company, due to the many variables involved, management is not able to estimate the range of possible outcomes at this time, however, management believes the low end of the range of possible outcomes is zero.

Subsidiary Bankruptcy - The Company’s former subsidiary, BCPM, filed for protection under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware on March 22, 2002. BCPM served as the general partner of BCPOLP which was created in November 1987 and operated as a commodity chemicals producer. On April 3, 2001, BCPOLP filed for protection under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware. On February 5, 2003, the U.S. Bankruptcy Court approved a Joint Plan of Liquidation for BCPOLP and BCPM which provided for the transfer of the remaining assets of both entities, including preference, avoidance and other claims against third parties (including the Company) to separate liquidating entities for liquidation and distribution to their creditors. The transfer of the remaining assets of both entities to the liquidating agents was effective March 13, 2003. The Company's ownership interest in BCPM has been extinguished and no distributions from BCPM to the Company are anticipated. The Company entered into an agreement with BCP Liquidating LLC, ("BCP Liquidating") the successor in interest to BCPOLP, extending to December 2, 2003, the period within which BCP Liquidating may file preference claims against the Company relating to payments made by the Partnership to the Company within one year preceding the Partnership's bankruptcy filing. Payments made by the Partnership to the Company in the year preceding bankruptcy total approximately $6,000 for services provided and products sold by the Company to the Partnership in the ordinary course of its operations and an additional $4,000 related to payments erroneously made to BCPOLP by the Company's customers due to incorrect remittance information in the customer records. Based on its analysis to date, the Company does not believe it is probable that any significant amounts are recoverable as preferences by BCP Liquidating, and is unable to estimate a reasonably possible loss based on current information. No assurance can be given that the above described claims or other claims related to the bankruptcies of BCPM and BCPOLP will not be made against the Company.

Brazil Tax Claim - In 1992, the State of Sao Paolo Tax Bureau issued an assessment against the Company's primary Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes, characterized by the Tax Bureau as intercompany sales. Since that time the subsidiary and the Tax Bureau have held discussions, and the subsidiary has filed an administrative appeal seeking cancellation of the assessment. In December 2001, the Administrative Court upheld the assessment in the amount of $R40,600, including tax, penalties, monetary correction and interest, or approximately $11,000. In September 2002, the subsidiary filed a second appeal with the highest level administrative court, again seeking cancellation of the assessment. The Company believes it has a strong defense against the assessment and will pursue the appeal vigorously; however, no assurance can be given that the assessment will not be upheld. At this time the Company does not believe a loss is probable, and therefore, has accrued related legal fees only. Reasonably possible losses to the Company on the resolution of this matter range from zero to $11,000.

In addition to this discussion of specific non-environmental legal matters, the Company is involved in various product liability, commercial and employment litigation and other legal proceedings which are not discussed in its periodic filings and which are considered to be in the ordinary course of the Company’s business. The Company has recorded approximately $13,800 and $10,800 in liabilities at September 30, 2003 and December 31, 2002, respectively, relating to all non-environmental legal matters for legal defense and settlement costs that it believes are probable and estimable.

Summary
The Company believes, based upon the information it currently possesses, and taking into account its established reserves for estimated liability and its insurance coverage, as well as the other factors discussed in environmental matters, that the ultimate outcomes of its pending environmental and other legal proceedings may have a material adverse effect on the results of operations and liquidity or the consolidated financial condition of the Company within a given reporting period.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands)

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 11 and Note 3 to the Consolidated Financial Statements on page 35 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.

Results of Operations by Segment:

Following is a comparison of net sales and earnings before interest, taxes, depreciation and amortization adjusted for business realignment, impairments, non-operating income (expense) and certain other operating income (expense) items ("Adjusted EBITDA") for the reportable business segments, Corporate and other and Divested businesses of the Company for the three and nine months ended September 30, 2003 and 2002. Adjusted EBITDA information is presented with the Company's segment disclosures because it is the primary measure used by the Company's chief decision maker to evaluate operating results.

Net Sales

	Three Months ended September 30,		Nine Months ended September 30,

	2003	2002	2003	2002

North American Forest Products	$192,212	$171,838	$571,947	$470,082
North American Performance Resins	87,641	87,489	276,578	260,400
International	78,428	67,522	229,801	195,848
Divested businesses	-	338	6	6,515

	$358,281	$327,187	$1,078,332	$932,845

Adjusted EBITDA

	Three Months ended September 30,		Nine Months ended September 30,

	2003	2002	2003	2002

North American Forest Products	$26,890	$22,704	$69,512	$72,380
North American Performance Resins	11,369	12,252	35,664	36,905
International	7,411	7,912	23,396	24,176
Corporate and other	(8,053)	(10,940)	(36,272)	(34,963)

	$37,617	$31,928	$92,300	$98,498

Reconciliation of Adjusted EBITDA to Income Before Income Tax and Cumulative Effect of Change in Accounting Principle

	Three Months ended September 30,		Nine Months ended September 30,

	2003	2002	2003	2002

Adjusted EBITDA	$37,617	$31,928	$92,300	$98,498
Depreciation and amortization	(11,770)	(11,682)	(34,676)	(35,800)
Adjustments to EBITDA	8,576	(2,577)	3,962	(17,951)
Interest expense	(11,275)	(11,955)	(34,114)	(35,922)
Affiliated interest expense	(133)	(435)	(456)	(1,051)
Other non-operating income (expense)	513	1,467	(489)	5,327

Income before income tax and cumulative effect of change in accounting principle	$23,528	$6,746	$26,527	$13,101

THREE MONTHS ENDED SEPTEMBER 30, 2003 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2002

Consolidated Summary

The Company's sales increased $31,094, or 9.5%, in the third quarter of 2003 versus the third quarter of 2002. The major component of the increase was higher selling prices, across all operating segments, due to the pass through of higher raw material prices under contacts that provide for monthly or quarterly price adjustments based on published costs indices for the Company's primary raw materials. Favorable currency translation, across all operating segments, also contributed to the sales increase. Partially offsetting these increases was a decline in sales volumes, also across all operating segments. The decline in volumes was due to a decline in demand for North American UF Forest Product resins and weaker market conditions in certain domestic Performance Resin, Latin American and European markets. Partially offsetting these volume declines were increases in North American Performance Resin oilfield products and Asia Pacific volumes.

Net income for the Company increased $7,819 in the third quarter of 2003 versus the third quarter of 2002. The increase was primarily due to improved Adjusted EBITDA in the North American Forest Products operating segment decreased Corporate and other costs and decreased business realignment costs. Slight declines in Adjusted EBITDA in North American Performance Resins and International as well as decreased non operating income and increased taxes partially offset these improvements. The increase in North American Forest Products was primarily due to improved margins and favorable Canadian currency translation partially offset by volume declines and increased freight costs. The decrease in Corporate and other costs was primarily due to a reduction in post-retirement medical expenses and management fees. Included in business realignment income in 2003 was a gain of $11,692 on the sale of land associated with a previously closed plant in the United Kingdom. Income tax expense increased by $8,963  in 2003 primarily due to the increase in pretax income and decreased dividend income from foreign loans.

Operating Segments

Net Sales Variance by Operating Segment	2003 As a Percentage Increase (Decrease) from 2002

	Volume	Price/Mix	Translation	Total

North American Forest Products	(6.0)%	14.1%	3.8%	11.9%
North American Performance Resins	(2.4)%	2.5%	0.1%	0.2%
International	(4.0)%	11.9%	8.3%	16.2%

North American Forest Products

North American Forest Products sales increased $20,374, or 11.9%, in the third quarter of 2003 versus the comparable period last year. The major component of the increase was higher selling prices for resins and formaldehyde related to the contractual pass through of higher raw material prices. Favorable currency translation, due to a strengthened Canadian dollar, also contributed to the increase in sales. Partially offsetting these increases was a decline in sales volume, primarily due to a decline in demand for UF resins.

Adjusted EBITDA increased $4,186, or 18.4%, in the third quarter of 2003 versus the third quarter of 2002. The increase was primarily the result of improved margins in the third quarter of 2003 as higher raw material costs were able to be contractually passed through to customers versus the third quarter 2002 where rising raw material costs were not able to be passed through to customers. Also contributing to the improvement was favorable currency translation due to a strengthened Canadian dollar. Offsetting these improvements were volume declines for resins and increased freight costs. The increase in freight costs was principally a result of changes in the mix of formaldehyde sales. Freight costs per pound vary depending on whether the product is shipped via pipeline, rail or tanker.

North American Performance Resins

North American Performance Resins sales modestly increased $152, or 0.2%, in the third quarter of 2003 versus the third quarter of 2002. Price improvements in nonwoven resins resulting from higher raw material costs being passed through to customers were partially offset by adverse mix due to a decline in premium product sales in oilfield products. Volume declines in foundry products and specialty resins reflect continuing weak market conditions in the automotive, electronics and laminated flooring market segments. These declines were offset by improved oilfield products volumes due to an increase in natural gas exploration and drilling activity.

Adjusted EBITDA decreased $883, or 7.2%, in the quarter ended September 30, 2003 versus the comparable quarter of 2002. The decrease in Adjusted EBITDA was primarily due to a bad debt provision of $601 for the bankruptcy of a customer. Also contributing to the decrease was a decline in volumes in foundry products and specialty resins, due to weak market conditions, offset by improved volumes in oilfield products. The impact of competitive pricing pressures in foundry products and specialty resins was offset by favorable product mix in the operating segment.

International

International sales increased $10,906, or 16.2%, in the quarter ended September 30, 2003 versus the comparable period in 2002. Europe, Asia Pacific and Latin America all contributed to the increase. Price improvements due to the pass through of higher raw material costs in all three markets were the primary contributor to the improvement in net sales. Favorable currency translation in all three markets also contributed to the net sales increase. Volume improvements in Asia Pacific, principally Australia, were more than offset by volume declines in Europe and the Latin America consumer business.

Adjusted EBITDA decreased $501, or 6.3%, in the third quarter of 2003 versus the third quarter of 2002. The Adjusted EBITDA decrease was primarily due to volume declines in Europe and Latin America. Partially offsetting these decreases were the positive impact of pricing in Europe and Latin America, as higher raw material costs were able to be contractually passed through to customers. Also offsetting the volume decline was favorable currency translation in all regions.

Corporate and other

Corporate and other expenses decreased $2,887 for the quarter ended September 30, 2003 versus the comparable period of the prior year. The decrease in expenses for the quarter was due to a reduction in post-retirement medical benefit expenses (see page Liquidity for a discussion of the post-retirement medical benefit plan amendment) and management fees. Also contributing to the decrease in expenses was a $2,355 gain recognized on the sale of the Company's airplane. Partially offsetting these decreases in expense was an increase in legal and insurance costs of $5,700.

Divested businesses

Divested businesses activity in 2002 represents the disposition of remaining inventory and other assets of the melamine crystal business subsequent to its closure on January 11, 2002. The Company sold the melamine crystal business to a third party in the second quarter of 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2003 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2002

Consolidated Summary

The Company's sales increased $145,487, or 15.6%, in the first nine months of 2003 versus the first nine months of 2002. The primary component of the increase was higher selling prices in North American Forest Products and International due to the pass through of higher raw material costs under contacts that provide for monthly and quarterly price adjustments based on published cost indices for the Company's primary raw materials. Also contributing to the increase was favorable currency translation and increased demand for Performance Resin oilfield products. Partially offsetting these increases was a decline in North American Forest Products resins and International volumes due to difficult market conditions.

The Company reported net income of $27,798 for the nine months ended September 30, 2003 versus a net loss of $25,780 for the comparable period in 2002. Of the $53,578 improvement, $29,825 relates to the absence of the cumulative effect of change in accounting principle recorded in 2002 (see Note 5 to the Consolidated Financial Statements). Gains on the sale of land associated with a previously closed plant in the United Kingdom and the melamine plant that was previously closed of $12,260 and lower realignment expense of $9,909 also improved net income. A 2003 tax benefit, relating primarily to a reduction of liabilities from divested businesses, versus a 2002 tax expense added an additional $10,327 of net income. Reduced management fees in the first three quarters of 2003 were offset by higher processing and freight costs, reduced sales volumes due to weaker market conditions in certain markets, lower margins due to competitive pricing pressures and higher corporate expenses.

Operating Segments

Net Sales Variance	2003 As a Percentage Increase (Decrease) from 2002

	Volume	Price/Mix	Translation	Total

North American Forest Products	(1.6)%	20.3%	3.0%	21.7%
North American Performance Resins	0.4%	5.7%	0.1%	6.2%
International	(2.5)%	18.8%	1.0%	17.3%

North American Forest Products

North American Forest Products sales increased $101,865, or 21.7%, in the first nine months of 2003 versus the comparable period last year. The primary component of the increase was higher selling prices for resins and formaldehyde related to the contractual pass through of higher raw material costs. Additionally, favorable currency translation contributed to the improvements in sales as the Canadian dollar strengthened versus the prior year. Offsetting these increases was a decline in total volume. Volumes in UF resins declined due to soft market conditions in the furniture sector. Slightly offsetting these declines were improved formaldehyde volumes.

Adjusted EBITDA decreased $2,868, or 4.0%, in the first three quarters of 2003 versus the comparable period in 2002. The decline in Adjusted EBITDA was primarily due to reduced volumes in 2003 and increased processing and freight costs. Increased processing costs were the result of higher energy, insurance and benefit costs in the first nine months of 2003 compared to 2002. The increase in freight costs was principally a result of changes in the mix of formaldehyde sales. Freight costs per pound vary depending on whether the product is shipped via pipeline, rail or tanker. Offsetting the decline in volumes was improved margins due to improved mix and purchasing productivity.

North American Performance Resins

North American Performance Resins' sales increased $16,178, or 6.2%, in the nine months ended September 30, 2003 as compared to the same period of the prior year. The increase was primarily due to increased volumes and improved product mix in oilfield products. This improvement reflected a higher percentage of premium products in the sales mix and an increased demand due to an increase in natural gas exploration and drilling activity. Higher selling prices in foundry and specialty resins also contributed to the sales improvement as a portion of the raw material cost increases were contractually passed through to customers. Offsetting these improvements was a sales volume decline in foundry and specialty resins reflecting continuing weak market conditions in the automotive, felt bonding, laminated flooring and furniture markets as well as competitive pressures.

Adjusted EBITDA decreased $1,241, or 3.4%, in the first three quarters of 2003 versus the first three quarters of 2002. The decline in Adjusted EBITDA was due to the impact of lower sales volumes, competitive pricing pressures, higher raw material and freight costs and a bad debt provision of $601 for the bankruptcy of a customer. The Adjusted EBITDA impact of improved oilfield products volumes was more than offset by the impact of reduced volumes in foundry products and specialty resins. Competitive pricing pressures and higher raw material costs resulted in lower margins for foundry products and specialty resins. The increase in freight costs was primarily the result of fuel surcharges in the oilfield product lines. Partially offsetting these reductions in Adjusted EBITDA were improved processing costs due to synergies realized from the 2001 foundry acquisition, partially reduced by higher energy, benefit and insurance costs.

International

International sales increased $33,953, or 17.3%, in the first nine months of 2003 versus the comparable period of the prior year. Europe, Asia Pacific and Latin America all contributed to the sales increase. Europe reflected favorable currency translation and price increases offset slightly by a decline in volumes due to the difficult market environment. Asia Pacific reflected improvements in price, currency translation and volumes. Latin America reflected strong price improvements which were significantly offset by unfavorable currency translation and a decline in volumes due to weaker market conditions in the consumer segment. For all three areas, the price improvements are a result of the Company's ability to contractually pass through significantly higher raw material costs to customers

Adjusted EBITDA decreased $780, or 3.2%, in the first nine months of 2003 versus the comparable period of 2002. The modest decline in Adjusted EBITDA was a result of a reduction in volumes in Latin America and Europe and unfavorable currency translation in Brazil, slightly offset by favorable currency translation in Europe and Asia Pacific. These reductions in Adjusted EBITDA were substantially offset by a $2,345 gain related to the favorable settlement of a Brazilian foreign exchange claim and a $1,100 reserve reduction due to a revised estimate of a potential liability related to an excess duty imposed on the importation of inventory in Brazil.

Corporate and other

Corporate and other expenses increased $1,309 in the first nine months of 2003 as compared to the same period of 2002. The increase in 2003 expense resulted from higher pension and benefit costs, additional legal costs and higher revised estimates for insurance. These increased expenses were substantially offset by a reduction in post-retirement health benefit expenses of $6,500 (see below for discussion of the post-retirement medical benefit plan amendment) and management fees. Further offsetting the increased expenses was a $2,826 gain related to a favorable settlement of a Brazilian foreign exchange claim that related to businesses previously sold by the Company and a $2,355 gain recognized on the sale of the Company's airplane.

See Liquidity for a discussion of amendments that the Company announced in May 2003 related to its medical benefit plan. As a result, the Company anticipates that expenses related to post-retirement health benefits will be reduced by approximately $10,000 per year in future periods as compared to expense anticipated under the pre-amended retiree medical plan.

Divested businesses

Divested businesses activity in 2003 and 2002 represents the disposition of remaining inventory and other assets of the melamine crystal business subsequent to its closure on January 11, 2002. The Company sold the melamine crystal business to a third party in the second quarter of 2003. The Company recorded a gain on the sale of the business of $568.

Adjustments to EBITDA

The following items are not included in the Adjusted EBITDA results reviewed by the Company's chief decision maker:

Three Months Ended September 30, 2003	Plant Closure	Severance	Impairments/ Other	Total

North American Forest Products	$(141)	$(606)	$-	$(747)
North American Performance Resins	121	(97)	-	24
International	(635)	(403)	11,666	10,628
Corporate and other	-	(1,212)	(221)	(1,433)
Divested businesses	113	-	(9)	104

Total	$(542)	$(2,318)	$11,436	$8,576

Three Months Ended September 30, 2002

North American Forest Products	$146	$(185)	$-	$(39)
North American Performance Resins	(1,222)	89	-	(1,133)
International	1,115	-	-	1,115
Corporate and other	-	(750)	-	(750)
Divested businesses	(1,275)	-	(495)	(1,770)

Total	$(1,236)	$(846)	$(495)	$(2,577)

In the third quarter of 2003, plant closure expense of $542 consist of environmental remediation costs of $68 for previously closed plants in Brazil and $474 of other previous plant closure costs, fixed asset write-offs and realignment program costs. Severance costs of $2,318 were primarily for headcount reduction programs. Other expenses primarily represent the gain of $11,692 realized on the sale of land associated with a previously closed plant in the United Kingdom.

In the third quarter of 2002, plant closure costs relate primarily to severance for plant employees. Other expenses relate to expenses incurred related to the closure of the Company's melamine operations.

Nine Months Ended September 30, 2003	Plant Closure	Severance	Impairments/ Other	Total

North American Forest Products	$557	$(540)	$(520)	$(503)
North American Performance Resins	(42)	(407)	-	(449)
International	(2,325)	(574)	11,515	8,616
Corporate and other	(146)	(2,910)	(2,588)	(5,644)
Divested businesses	1,689	-	253	1,942

Total	$(267)	$(4,431)	$8,660	$3,962

Nine Months Ended September 30, 2002

North American Forest Products	$(714)	$(103)	$-	$(817)
North American Performance Resins	(1,857)	(544)	-	(2,401)
International	(3,568)	-	2,465	(1,103)
Corporate and other	-	(1,465)	(5,500)	(6,965)
Divested businesses	(6,356)	-	(309)	(6,665)

Total	$(12,495)	$(2,112)	$(3,344)	$(17,951)

For the nine months ended September 30, 2003, plant closure costs primarily consist of environmental remediation costs of $962 for previously closed plants in Brazil and $879 of other previous plant closure costs, fixed asset write-offs and realignment program costs, partially offset by a net reduction of reserves of $1,574 for the previously closed melamine plant that was sold in the second quarter of 2003. Severance costs were primarily for headcount reduction programs. Other expenses primarily represent gains of $12,260 on the sale of land associated with a previously closed plant in the United Kingdom and the melamine plant that was previously closed, offset by severance expense included in general and administrative expense relating to positions to be replaced.

For the nine months ended September 30, 2002, plant closure costs consist of plant employee severance of $10,424 and demolition, environmental and other costs of $2,071. Other expenses primarily represent additional management fees related to the wind down of Borden Capital, Inc. (see Note 8 to the Condensed Consolidated Financial Statements), partially offset by a $2,465 gain recognized on the sale of land associated with a previously closed plant in Spain.

Non-operating expenses and income taxes

Following is a comparison of non-operating expenses for the three months ended September 30, 2003 and 2002:

	Three months ended September 30,

	2003	2002

Interest expense	$11,275	$11,955
Affiliated interest expense, net	133	435
Other non-operating income	(513)	(1,467)

	$10,895	$10,923

Non-operating expenses decreased $28 to $10,895 for the quarter ended September 30, 2003 from $10,923 for the prior year's quarter. The decrease is primarily due to reduction in interest and net affiliated interest expense due to lower average borrowings and lower interest rates in 2003, offset partially by a reduction in miscellaneous non-operating income related to interest rate swaps and other non-affiliated interest income.

Following is a comparison of non-operating expenses for the nine months ended September 30, 2003 and 2002:

	Nine months ended September 30,

	2003	2002

Interest expense	$34,114	$35,922
Affiliated interest expense, net	456	1,051
Other non-operating expense (income)	489	(5,327)

	$35,059	$31,646

Non-operating expenses increased $3,413 to $35,059 for the nine months ended September 30, 2003 from $31,646 for the prior year's period. The increase is primarily due to the absence of 2002 affiliated dividend income of $1,512, the absence of a 2002 unrealized gain on an interest rate swap of $1,605 and 2003 foreign exchange losses of $523 on the settlement of a long-term international inter-company loan. Additionally, the Company had a reduction in interest income in 2003 of $1,137 due to lower interest rates and lower average cash balances. These increases in non-operating expenses were partially offset by lower interest and net affiliated interest expense of $1,808 and $595, respectively, in 2003 due to lower average borrowings and lower interest rates.

Following is a comparison of income tax expense related to continuing operations for the three months ended September 30, 2003 and 2002:

	Three months ended September 30,

	2003	2002

Income tax expense	$12,475	$3,512
Effective tax rate	53.0%	52.1%

The 2003 effective tax rate reflects additional income tax expense of $4,453 related to deemed dividend income related to loans from foreign subsidiaries. This additional income tax expense resulted in no cash tax payments, as existing tax attributes were utilized by the Company.

The 2002 consolidated tax rate reflects a valuation allowance in the amount of $16,672 recorded against the benefit of certain deferred interest expense deductions, which are subject to usage limitations by the Internal Revenue Service, that are no longer likely to be utilized. This expense is offset by the reduction of a $20,000 reserve for U.S. Federal income tax audits reflecting preliminary settlement of certain matters for the years 1998 and 1999 that were resolved in 2002.

Following is a comparison of income tax (benefit) expense related to continuing operations for the nine months ended September 30, 2003 and 2002:

	Nine months ended September 30,

	2003	2002

Income tax (benefit) expense	$(1,271)	$9,056
Effective tax rate	N/M	69.1%

The 2003 effective tax rate reflects the elimination of $18,200 of deferred tax liabilities associated with divested businesses slightly offset by foreign tax rate differentials and valuation reserves established against foreign losses that are not expected to be utilized. The effective tax rate also reflects additional income tax expense of $6,100 related to deemed dividend income from loans from foreign subsidiaries. This additional income tax expense resulted in no cash tax payments, as existing tax attributes were utilized by the Company.

The 2002 consolidated tax rate reflects a valuation allowance in the amount of $16,672 recorded against the benefit of certain deferred interest expense deductions, which are subject to usage limitations by the Internal Revenue Service, that are no longer likely to be utilized. This expense is offset by the reduction of a $20,000 reserve for the U.S. Federal income tax audits reflecting preliminary settlement of certain matters for the years 1998 and 1999 that were resolved in 2002.

Cash Flows:

Cash provided by (used in):

	Nine months ended September 30,

	2003	2002

Operating activities	$6,095	$(5,750)
Investing activities	(11,262)	93,801
Financing activities	17,402	(82,479)

Net change in cash and cash equivalents	$12,235	$5,572

Operating Activities

Operating activities provided cash of $6,095 for the nine months ended September 30, 2003 compared to using cash of $5,750 for the same period of 2002. The improvement in operating cash flows was primary due to the favorable timing of payment of trade payables, a reduction in cash realignment payments and lower inventory levels. Partially offsetting these improved cash flows were higher cash tax payments in 2003.

Investing Activities

Investing activities used cash of $11,262 in the nine months ended September 30, 2003 versus providing cash of $93,801 in the first nine months of the prior year. Capital expenditures of $24,684, net of proceeds from the sale of previously closed plants and other miscellaneous assets of $13,422, accounted for the net outflow of cash and were the only investing activities in 2003. In 2002, the Company sold a $110,000 note receivable from Consumer Adhesives to the Company's parent for cash. Proceeds from this sale and the collection of a note receivable related to the 2000 sale of certain rights to harvest shellfish, net of capital expenditures, accounted for the primary inflow of cash in the prior year.

Financing Activities

Financing activities provided cash of $17,402 in the nine months ended September 30, 2003 as compared to using cash of $82,479 in the first nine months of the prior year. Early in the third quarter, the Company completed the process of converting letters of credit from the uncommitted letter of credit facility to the Credit Facility (see Liquidity and Capital Resources section) thereby releasing restricted cash of $67,049, most of which was used to repay loans from affiliates of $51,560. During the first nine months of 2002, the Company issued letters of credit under the uncommitted letter of credit facility thereby restricting cash in the amount of $78,134 and paid off a note to a former subsidiary that was unconsolidated in the amount of $31,581. These uses of cash were partially offset by the net borrowings from affiliates of $29,825.

Liquidity and Capital Resources

The Company entered into a three-year asset based revolving credit facility on September 23, 2002 (the "Credit Facility") that provides for a maximum borrowing of $175,000. The Credit Facility replaced the prior $250,000 credit facility that expired on July 13, 2002 and replaced an uncommitted letter of credit facility discussed below.

The Credit Facility is secured with inventory and accounts receivable in the United States, Canada and the United Kingdom, a portion of property and equipment in Canada and the United Kingdom and the stock of certain subsidiaries. Maximum borrowing allowable under the Credit Facility is calculated monthly and is based upon specified percentages of eligible accounts receivable, inventory and fixed assets. The Credit Facility contains restrictions on dividends, limitations on borrowings from affiliates of $30,000, capital expenditures ($65,000 in 2003) and payment of management fees ($5,000 per year in 2003 and beyond), in addition to a minimum trailing twelve-month fixed charge coverage ratio of 1.5 to 1.0 if aggregate availability is less than $25,000, 1.25 to 1.0 if aggregate availability is between $25,000 and $50,000 and 1.1 to 1.0 if aggregate availability is between $50,000 and $75,000. In addition, the Credit Facility provides that when aggregate availability exceeds $75,000 there are no fixed charge coverage ratio requirements. As of September 30, 2003, the maximum borrowing allowable under the Credit Facility was $141,600 of which $62,800 was unused and available. At September 30, 2003, the Company met the fixed charge coverage ratio requirement of 1.1.

Under an uncommitted letter of credit facility, the Company provided cash collateral equivalent to 101% of letters of credit outstanding which was classified as restricted cash on the Consolidated Balance Sheet as of December 31, 2002. In early July 2003, the Company had cancelled all the letters of credit under this facility and reissued them under the Credit Facility.

The Company and HA-International LLC, ("HAI"), a consolidated joint venture of the Company, have, in the aggregate, borrowed $33,120 from Borden Foods Holdings Corporation ("Foods"), an affiliate of the Company, at interest rates ranging from 1.1875% to 4.75% as of September 30, 2003. HAI is in the process of obtaining its own credit facility with an external bank. In the interim, HAI borrows from Foods at a variable rate. Of the total borrowings from Foods as of September 30, 2003, HAI had borrowed $5,500 and had $9,500 remaining available under its agreement with Foods.

On October 1, 2003, the Company exercised its option to redeem, at par, the remaining $885 of County of Maricopa Industrial Revenue Bonds. In October 2003, the Company converted the $34,000 Parish of Ascension IRB bonds to a fixed interest rate, and by doing so, eliminated the requirement to maintain a backup letter of credit in this amount. The elimination of the letter of credit increased availability under the Credit Facility. The increase in availability will provide the Company with additional borrowing capacity and potentially reduce or eliminate the fixed charge covenant requirement depending on aggregate availability.

Based on current projections of the minimum annual funding requirements imposed by Federal laws and regulations with regard to the U.S. benefit obligations of its defined benefit pension plans, the updated minimum annual funding requirements range from $0 in 2003 to approximately $24,700 in 2006 with a total funding requirement for the five years ended in 2007 of $79,500. The assumptions utilized in updating its projections included an 8.0% annual rate of return on assets for the years 2003 through 2007 and the continuation of current law and plan provisions.

On April 23, 2003, the Company amended its medical benefit plan (as permitted by its terms) such that, effective September 1, 2003, medical benefits are no longer provided to the Company's retirees and their dependents who are over age 65. The Company has made an arrangement with a major benefits provider to offer affected retirees and their dependents continued access to medical and prescription drug coverage, including coverage for pre-existing conditions. The Company currently intends to subsidize a portion of the cost of coverage for affected retirees and dependents through December 2004 to assist retirees' transition to alternative medical coverage. The Company has reserved the right to continue, terminate or reduce the subsidy provided to affected retirees and dependents in the future. This subsidy will be reviewed for periods after December 2004. As a result of these actions, the Company estimates that its liability related to providing post-retirement medical benefits will be reduced by approximately $80,000 and that cash outflows and expense will be decreased by approximately $10,000 per year for a period of nine years as compared to the costs and cash outlays anticipated under the pre-amended retiree medical benefit plan. The Company adjusted any applicable unrecognized prior service benefit for the impact of the amendment and is amortizing the adjustment over the estimated remaining years of service until participants reach full eligibility.

In June 2003 the Company announced a realignment plan from which it expects annualized savings of approximately $20,000 when the program is fully implemented in 2004.

During the first nine months of 2003, raw material price increases, rising utility costs and increased benefit and general insurance costs continued to put pressure on the Company's margins. While the Company was able to obtain some selling price relief, in most segments the raw material price and other costs increases combined with competitive pricing pressures outstripped the Company's ability to increase sales prices. While raw material prices began to stabilize in the third quarter and the Company has benefited from the timing lag between payment on raw materials and passing through of cost decreases to customers, the Company believes that competitive pricing pressures and increased energy, benefit and insurance cost levels will continue in the foreseeable future. These market dynamics will continue to require the Company to focus on productivity improvements to improve margins.

The Company expects to have adequate liquidity to fund working capital requirements and support capital expenditures over the three year term of the Credit Facility with cash received from operations and amounts available under the Credit Facility and from affiliates. However, there is no assurance that borrowings from affiliates will be available in future periods.

Other Matters

The Company’s operations are subject to the usual hazards associated with chemical manufacturing and the related storage and transportation of feedstocks, products and wastes, including combustion, inclement weather and natural disasters, mechanical failure, unscheduled downtime, transportation interruptions, remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases and other environmental risks. The hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. The Company has pro-active programs and processes and other safeguards to minimize the risk of an incident and to ensure the safe continuous operation of its facilities. In addition, the Company maintains property, business interruption and casualty insurance that it believes is in accordance with customary industry practices, but is not fully insured against all potential hazards incident to its business.

Because the Company’s operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials, the Company is subject to extensive environmental regulation at the Federal and State level and is exposed to the risk of claims for environmental remediation or restoration. Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be estimated. Although environmental policies and practices are designed to ensure compliance with Federal and state laws and environmental regulations, future developments and increasingly stringent regulation could require the Company to make additional unforeseen environmental expenditures. In addition, the Company's former operations, including its ink, wallcoverings, film, phosphate mining and processing, thermoplastics, food and dairy operations pose additional uncertainties for claims relating to the Company’s period of ownership. There can be no assurance that, as a result of former, current or future operations, there will not be some future impact on the Company relating to new regulations or for additional environmental remediation or restoration liabilities.

For example, various government agencies continue to conduct formaldehyde health research and evaluate the need for additional regulations. In particular, results from several epidemiology study updates are pending and a few states are considering new regulatory initiatives designed to further control its use. The Company supports appropriate scientific research and risk-based policy decision-making and is working with industry groups to ensure that governmental assessments and regulations are based on sound scientific information. The Company believes that it has credible stewardship programs and processes in place to effectively manage the increased attention and provide compliant and cost-effective resins systems to its customer base.

The Company has historically been involved in product liability litigation, including class action lawsuits, claiming liability for death, injury or property damage caused by products manufactured by the Company or with Company-provided components. These, and any future lawsuits, could result in damage awards against the Company, which in turn could encourage additional litigation. There has been increased publicity about asbestos liabilities faced by manufacturing companies and, as a result of the bankruptcies of many producers of asbestos-containing products, plaintiff attorneys are increasing their focus on peripheral defendants, including the Company. The Company does not believe it has a material asbestos exposure, as it never sold products containing asbestos material to the public.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under this Statement, an asset retirement obligation is recognized at its fair value in the period in which it is incurred. Asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and a related amortization expense is recognized in future periods. This Statement is effective for the Company for financial statements issued for fiscal years beginning after January 1, 2003. The Company has adopted SFAS No. 143 effective January 1, 2003. Implementation of SFAS No. 143 did not have a significant impact on the Company's results of operation or financial condition.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also include more detailed disclosures with respect to guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for interim or annual periods ending after December 15, 2002. The Company has adopted FIN 45 and included the additional requirements with respect to guarantees in Note 9 to the Consolidated Financial Statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition provisions of this SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company has elected not to voluntarily change to the fair value based method of accounting for stock-based compensation until a consensus is reached on the methodology. The Company has included the additional disclosure requirements in Note 2 to the Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements, the assets, liabilities and activities of another entity. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after December 15, 2003. The Company has no variable interest entities and therefore the implementation of FIN 46 will not have an impact on its results of operations and financial condition.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The clarification provisions of this statement require that contracts with comparable characteristics be accounted for similarly. This statement is effective for any new derivative instruments entered into after June 30, 2003. The Company adopted SFAS No. 149 on July 1, 2003, and the adoption did not have an impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement addresses the accounting for certain financial instruments that, under previous guidance, could be accounted for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in the statement of financial position. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS No. 150 on July 1, 2003 did not have a material impact on the Company's financial statements.

Forward-Looking and Cautionary Statements

The Company and its officers may, from time to time, make written or oral statements regarding the future performance of the Company, including statements contained in the Company's filing with the Securities and Exchange Commission. Investors should be aware that these statements, which may include words such as "believes," "expects," "estimates," or "intends," are based on currently available financial, economic, and competitive data and on current business plans. Such statements are inherently uncertain and investors should recognize that events could cause the Company's actual results to differ materially from those projected in forward-looking statements made by or on behalf of the Company. Such risks and uncertainties are primarily in the areas of results of operations by business unit, liquidity, legal and environmental liabilities.

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

Part II

Item 1: Legal Proceedings

There have been no material developments during the third quarter of 2003 in the ongoing legal proceedings that are discussed in the Commitments and Contingencies footnote to the Consolidated Financial Statements and in the Legal Proceedings sections of the Company's Annual Report on Form 10-K for the year ended December 31, 2002 or in the Quarterly Reports on Form 10-Q/A and 10-Q for the periods ended March 31, 2003 and June 30, 2003 respectively.

HA-International, LLC, a consolidated joint venture of the Company, received a grand jury subpoena dated November 5, 2003 from the U.S. Department of Justice Antitrust Division relating to a Foundry Resins Grand Jury Investigation. A response is due December 16, 2003.

The Company is also involved in various product liability, commercial, employment and environmental legal proceedings which are not discussed in its periodic filings and which are considered to be in the ordinary course of the Company’s business.

The Company believes, based upon the information it currently possesses, and taking into account its established reserves for estimated liability and its insurance coverage, as well as the other factors discussed in environmental matters, that the ultimate outcomes of its pending environmental and other legal proceedings may have a material adverse effect on the results of operations and liquidity or the consolidated financial condition of the Company within a given reporting period.

Item 2. Changes in Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 6. Exhibits and Report on Form 8-K.

a.	Exhibits

	(31)	Certifications of Financial Statements and Internal Controls

	(32)	Certificate pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

A report on Form 8-K was filed on October 9, 2003 with a Limited Reoffering Circular related to a reoffering of certain of the Company's bonds.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BORDEN CHEMICAL, INC.

Date: November 14, 2003	/s/ William H. Carter

William H. Carter
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

