Form 10-K
period 2003-12-31
BORDEN CHEMICAL  INC
filed 2004-03-29
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003 Commission file number:    1-71

BORDEN CHEMICAL, INC.

New Jersey	13-0511250

(State of incorporation)	(I.R.S. Employer Identification No.)

180 East Broad St., Columbus, OH 43215	614-225-4000

(Address of principal executive offices)	(Registrant’s telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered

8 3/8% Sinking Fund Debentures	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in any amendment to this Form 10-K. [x].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes __ No__X__

Aggregate market value in thousands of the voting stock held by nonaffiliates of the Registrant based upon the average bid and asked prices of such stock on March 19, 2004: $0.

Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on March 19, 2004: 200,895,628

DOCUMENTS INCORPORATED BY REFERENCE

Document   Incorporated
none    none
The Exhibit Index is Located herein at sequential pages 81 through 84.

BORDEN CHEMICAL, INC.

Part I

ITEM 1. BUSINESS
(Dollars in thousands except per share data)

Description of Business
Borden Chemical, Inc. (which may be referred to as “we,” “us,” “our” or the “Company”) was incorporated on April 24, 1899. We are engaged primarily in the manufacturing and distribution of forest product and industrial resins, formaldehyde, oilfield products and other specialty and industrial chemicals worldwide. Our executive and administrative offices are located in Columbus, Ohio. Production facilities are located throughout the United States and in many foreign countries.

Our business consists of three reportable segments: North American Forest Products (“NAFORP”), North American Performance Resins Group (“NAPRG”) and International. See Note 19 to the Consolidated Financial Statements.

Historical Perspective
In 1995, when affiliates of Kohlberg Kravis Roberts & Co. (“KKR”) acquired control of the Company (then known as Borden, Inc.), our business consisted of the following business segments: Chemical, Foods, Other Consumer Products (including Consumer Adhesives), Decorative Products, Dairy and businesses held for sale. We sold all of these business segments by the end of 2001, except for the Chemical segment.

In 2001, we merged the Company with its subsidiaries, Borden Chemical Holdings, Inc. and Borden Chemical, Inc., executed certain financial transactions with our parent company, Borden Holdings, Inc. ("BHI"), and changed our name to Borden Chemical, Inc. (the “Corporate Reorganization”) to reflect the fact that the sole remaining business of the Company was the Chemical segment. The Corporate Reorganization simplified the legal structure, strengthened the capital structure and reduced costs of the Company. As part of the Corporate Reorganization, certain functions were downsized, eliminated or transferred to a separate legal entity, Borden Capital, Inc. (“Capital”), also owned by BHI.

Acquisitions and Divestitures
Following is a summary of acquisitions and divestitures we made in the past five years.

In the fourth quarter of 2003, we acquired Fentak Pty Ltd. (“Fentak”) in Australia and Malaysia, a producer of specialty chemical products for engineered wood, laminating and paper impregnation markets. We also acquired the business and technology assets of Southeastern Adhesives Company (“SEACO”), a domestic producer of specialty adhesives.

In 2001, through a series of transactions with affiliates, we sold Consumer Adhesives for total proceeds of $94,120 (the “Consumer Adhesives sale”). Consequently, Consumer Adhesives is reported as a discontinued operation in our financial statements in 2001. We retained continuing investments in Consumer Adhesives in the form of preferred stock and notes receivable. We sold the notes receivable to BHI in the fourth quarter of 2001 for their carrying value of $57,691. The preferred stock, with a carrying value of $110,000, was redeemed during the first quarter of 2002 for a $110,000 note receivable from Consumer Adhesives, which we subsequently sold to BHI for face value plus accrued interest and used the proceeds repay affiliated debt.

Also in 2001, we merged our North American foundry resins and coatings businesses with similar businesses of Delta-HA, Inc. to form HA-International, LLC (“HAI”), in which we have a 75% interest.

In 2000, the Company acquired the formaldehyde and certain other assets from Borden Chemicals and Plastics Operating Limited Partnership (“BCPOLP”), which was an affiliate of the Company, and acquired East Central Wax, a wax emulsions producer for the forest products business.

In 1999, we acquired Blagden Chemicals, Ltd. (“Blagden”) in the U.K. and Spurlock Industries, Inc. (“Spurlock”) in the U.S. Blagden produces formaldehyde, forest products and industrial resins. Spurlock produces formaldehyde and forest products resins.

Business Realignment and Corporate Reorganization
In addition to the acquisitions and divestitures discussed above, we have undertaken numerous plant consolidations and other business realignment initiatives. These initiatives are designed to improve efficiency and to focus resources on our core strengths. The associated business realignment charges consist primarily of employee severance, plant consolidation and related environmental remediation costs and asset write-offs. Following is a brief overview of our significant business realignment activities since 2001:

In June 2003, we initiated a realignment program designed to reduce operating expenses and increase organizational efficiency. To achieve these goals, we are reducing our workforce, streamlining processes, consolidating manufacturing processes and reducing general and administrative expenses. We anticipate the program will be completed in 2004.

In 2001, we recorded $126,408 of business realignment and impairment charges related primarily to the closures of our melamine crystal business (“Melamine”) and two forest products plants in the U.S., realignment of our North American workforce organization, reorganization of our corporate headquarters and the discontinuation of a plant construction project. The largest component of the 2001 charge is a $98,163 impairment of Melamine fixed assets, goodwill and spare parts that was the result of our strategic decision late in 2001 to sell or close this business and to enter into a long-term contractual arrangement with a supplier for our future melamine crystal needs.

As part of the Corporate Reorganization, in 2001, we also completed a significant capital restructuring, which consisted primarily of a capital contribution by BHI of $614,369 of preferred stock held by BHI. The significant impact of this transaction was to eliminate future required annual preferred dividend payments of $73,724. Also as part of the capital restructuring, BHI made a capital contribution of cash and purchased certain financial assets from us at their estimated fair values. The cash contribution and the cash received from sale of assets allowed us to substantially repay our affiliated debt as of December 31, 2001. See Note 3 to the Consolidated Financial Statements.

Products
The product lines included in our NAFORP operating segment are formaldehyde and forest product resins. The products in our NAPRG operating segment are oilfield, foundry and specialty resins. The products of our International operating segment are formaldehyde, forest product and performance resins and consumer products.

We are the leading global producer of thermosetting resins for the forest products industry and a leading producer of thermosetting resins for industrial and foundry applications in North America. Our resins are used to bind or coat other materials during the manufacturing process. Our resins are provided to a wide variety of customers for use in the manufacture of structural building panels, medium density fiberboard, particle board, laminate veneers, insulation binders, automotive brakes, and to coat cores and molds in the metal casting process.

We are also the world’s largest producer of formaldehyde. Approximately 50% of the formaldehyde produced by us is consumed internally to produce thermosetting resins, with the remainder sold to third parties.

We manufacture and distribute our products worldwide with the most significant markets being North America, Western Europe, Latin America, Australia, and Malaysia, and we generally hold a leading market position in the areas in which we compete.

Marketing and Distribution
Products are sold in the U.S. primarily through our sales force to industrial users. To the extent practicable, our international distribution techniques parallel those used in the U.S. However, raw materials, production considerations, pricing competition, government policy toward industry and foreign investment, and other factors may vary substantially from country to country.

Competition
Our major competitors are Dynea International OY, Georgia Pacific Corporation, Ashland Specialty Chemical Company and several regional domestic and international competitors. Price, customer service and product performance are the primary focus of competition.

Manufacturing and Raw Materials
The primary raw materials used in our manufacturing processes, for all of our operating segments, are methanol, phenol and urea. Raw materials are available from numerous sources in sufficient quantities but are subject to price fluctuations that cannot always be passed on to customers. We use long-term purchase agreements for our primary and certain other raw materials in certain circumstances to assure availability of adequate supplies at specified prices. These agreements generally do not have minimum purchase requirements.

Customers
Our business does not depend on any single customer nor are any of our operating segments limited to a particular group of customers, the loss of which would have a material adverse effect on the operating segment. Our primary customers consist of manufacturers, and the demand for our products is generally not seasonal.

Patents and Trademarks
We own various patents, trademark registrations, patent and trademark applications and technology licenses in our operating segments around the world which are held for use or currently used in our operations, including the Borden® and Elsie® trademarks. We license the use of these two trademarks to third parties for use on non-chemical products. A majority of our patents relate to the development of new products and processes for manufacturing and use thereof and will expire at various times between 2004 and 2013. Other than the Borden® and Elsie® trademarks, no individual patent or trademark is considered to be material.

Environmental Regulations
Our operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials and are subject to extensive environmental regulation at the Federal, state and international level and are exposed to the risk of claims for environmental remediation or restoration. In addition, our production facilities require operating permits that are subject to renewal or modification. Violations of environmental laws or permits may result in restrictions being imposed on operating activities, substantial fines, penalties, damages or other costs, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Accruals for environmental matters are recorded when it is probable that a liability has been incurred, the amount of the liability can be estimated and in accordance with the guidelines of Statement of Position 96-1, “Environmental Remediation Liabilities”. Although environmental policies and practices are designed to ensure compliance with Federal and state laws and environmental regulations, future developments and increasingly stringent regulation could require us to make additional unforeseen environmental expenditures. In addition, our former operations, including our ink, wallcoverings, film, phosphate mining and processing, thermoplastics, food and dairy operations, pose additional uncertainties for claims relating to our period of ownership. There can be no assurance that, as a result of former, current or future operations, there will not be some future impact on us relating to new regulations or additional environmental remediation or restoration liabilities.

We are actively engaged in complying with environmental protection laws, including various Federal, state and foreign statutes and regulations relating to manufacturing, processing and distributing its many products. We anticipate incurring future costs for capital improvements and general compliance under environmental laws, including costs to acquire, maintain and repair pollution control equipment. We incurred related capital expenditures of $5,234 in 2003, $3,641 in 2002 and $1,190 in 2001. We estimate that $5,400 will be spent for capital expenditures in 2004 for environmental controls at our facilities. This estimate is based on current regulations and other requirements, but it is possible that material capital expenditures in addition to those currently anticipated could be required if regulations and requirements change.

Research and Development
Our research and development and technical services expenditures were $17,998, $19,879 and $21,210 in 2003, 2002 and 2001, respectively. Development and marketing of new products are carried out by our operating segments and are integrated with quality control for existing product lines.

Employees
At December 31, 2003, we had approximately 2,400 employees. Relationships with our union and non-union employees are generally good.

Where You Can Find More Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports are available to the public through our internet website at www.bordenchem.com/home.asp under “About Us”, from the Securities and Exchange Commission at its website www.sec.gov or free of charge from Investor Relations at our administrative offices in Columbus, Ohio.

ITEM 2. PROPERTIES

As of December 31, 2003, we operated 27 domestic production and manufacturing facilities in 16 states, the most significant being a plant in Louisville, Kentucky. In addition, we operated 21 foreign production and manufacturing facilities primarily in Canada, South America, Europe, Australia and Malaysia.

Our manufacturing and processing facilities are generally well maintained and effectively utilized. Substantially all of our manufacturing facilities are owned. We lease our executive and administrative offices in Columbus, Ohio.

ITEM 3. LEGAL PROCEEDINGS

Environmental Proceedings
We have been notified that the Company is or may be responsible for environmental remediation at 30 sites in the U.S. Five of these sites, located in four states, involve active proceedings brought under state or Federal environmental laws: Geismar, Louisiana; Fairlawn, New Jersey; Fremont, California; Lakeland, Florida and Newark, California. The most significant of these sites is the site formerly owned by the Company in Geismar, Louisiana. While we cannot predict with certainty the total cost of such cleanups, we have recorded liabilities of approximately $23,400 and $27,100 at December 31, 2003 and 2002, respectively, for environmental remediation costs related to these five sites.

For the remaining 25 sites, we have been notified that the Company is or may be a potentially responsible party (“PRP”) in active proceedings in 15 states brought under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state “superfund” laws. While we cannot predict with certainty the total cost of such cleanup, we have recorded liabilities of approximately $7,600 and $7,000 at December 31, 2003 and 2002, respectively, for environmental remediation costs related to these 25 sites. The Company generally does not bear a significant level of responsibility for these sites and has little control over the costs and timing of cash flows. At 16 of the 25 sites, our share is less than 1%. At the remaining nine sites, the Company has a share of up to 8.8% of the total liability. The Company’s ultimate liability will depend on many factors including: its volumetric share of waste, the financial viability of other PRPs, the remediation methods and technology used, the amount of time necessary to accomplish remediation and the availability of insurance coverage. Our insurance provides very limited, if any, coverage for environmental matters.

In addition to the 30 sites referenced above, we are conducting voluntary remediation at 25 other locations. We have recorded liabilities of approximately $7,600 and $9,900 at December 31, 2003 and 2002, respectively, for remediation and restoration liabilities at these locations. See Note 22 to the Consolidated Financial Statements.

The Company is one of over 200 defendants in a private toxic tort action pending in U.S. District Court in Baton Rouge, Louisiana, alleging personal injuries and property damage in connection with two Iberville Parish waste disposal sites in Louisiana. No personal injuries have been specified. Settlement negotiations are near completion, and we expect to be dismissed from the case in exchange for a settlement of a de minimus amount. As with any litigation, the ultimate outcome is uncertain until a final settlement is consummated.

Subsidiary Bankruptcy Proceedings
The Company’s former subsidiary, BCP Management, Inc. (“BCPM”) filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on March 22, 2002. BCPM served as the general partner and held a 1% interest in Borden Chemicals and Plastics Operating Limited Partnership, which was created in November 1987 and operated as a commodity chemicals producer. On April 3, 2001, BCPOLP filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On February 5, 2003, the U.S. Bankruptcy Court approved a Joint Plan of Liquidation for BCPOLP and BCPM which provided for the transfer of the remaining assets of both entities, including preference, avoidance and other claims against third parties (including the Company) to separate liquidating entities for liquidation and distribution to their creditors. The transfer of the remaining assets of both entities to the liquidating agents was effective March 13, 2003. Our ownership interest in BCPM was extinguished, and no distributions from BCPM to the Company are anticipated.

On March 19, 2004, BCPM Liquidating LLC (“BCPM Liquidating”), the successor in interest to BCPM, and the Company reached a tentative agreement providing for the settlement of all claims for a payment by the Company of $6,000. The Company has entered into an Agreement with BCPM Liquidating extending the period within which either party may file claims against the other until May 14, 2004, during which period the terms of the settlement agreement will be finalized and submitted to the bankruptcy court for approval.

In addition, on March 19, 2004, the Company and BCP Liquidating LLC (“BCP Liquidating”), the successor in interest to BCPOLP, also reached a tentative agreement providing for the settlement of all claims for a payment by the Company of $1,050. The Company has entered into an Agreement with BCP Liquidating extending the period within which either party may file claims against the other until June 15, 2004, during which period the terms of the settlement agreement will be finalized and submitted to the bankruptcy court for approval.

No assurance can be given that these settlements will be finalized and approved, and absent such approval, these and other claims could be filed against the Company.

Imperial Home Décor Group
In 1998, pursuant to a merger and recapitalization transaction sponsored by The Blackstone Group ("Blackstone") and financed by Chase Manhattan Bank ("Chase"), Borden Decorative Products Holdings, Inc. (“BDPH”), a wholly owned subsidiary of the Company, was acquired by Blackstone and subsequently merged with Imperial Wallcoverings to create Imperial Home Décor Group (“IHDG”). Blackstone provided $84,500 in equity, and Chase provided $295,000 in senior financing. We received approximately $314,400 in cash and 11% of IHDG common stock for our interest in BDPH. On January 5, 2000, IHDG filed for reorganization under Chapter 11 of the U. S. Bankruptcy Code. The IHDG Litigation Trust (the “Trust”) was created pursuant to the plan of reorganization in the IHDG bankruptcy to pursue preference and other avoidance claims on behalf of the unsecured creditors of IHDG. In November 2001, the Trust filed a lawsuit against the Company and certain of its affiliates seeking to have the IHDG recapitalization transaction voided as a fraudulent conveyance and asking for a judgment to be entered against the Company for $314,400 plus interest, costs and attorney fees. Discovery is proceeding and is currently scheduled to conclude by November 2004. The parties are discussing alternatives to litigation.

We have accrued legal expenses for scheduled depositions related to this matter. To the extent that additional depositions or legal work is required, legal defense costs will increase. We have not recorded a liability for any potential losses because a loss is not considered probable based on current information. We believe we have strong defenses to the Trust’s allegations, and we intend to defend the case vigorously if a satisfactory alternative to litigation is not achieved.

Brazilian Excise Tax Administrative Appeal
In 1992, the State of Sao Paolo Tax Bureau issued an assessment against our primary Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes, characterized by the Tax Bureau as intercompany sales. Since that time, we have held discussions with the Tax Bureau, and our subsidiary has filed an administrative appeal seeking cancellation of the assessment. In December 2001, the Administrative Court upheld the assessment in the amount of R$52,000, or approximately US$18,000, including tax, penalties, monetary correction and interest. In September 2002, our subsidiary filed a second appeal with the highest level administrative court, again seeking cancellation of the assessment on the grounds that it was unlawfully issued. We believe we have a strong defense against the assessment and will pursue the appeal vigorously; however, no assurance can be given that the assessment will not be upheld.

HAI Grand Jury Investigation
HAI, a joint venture in which the Company has a 75% interest, received a grand jury subpoena dated November 5, 2003 from the U.S. Department of Justice Antitrust Division relating to a Foundry Resins Grand Jury investigation. HAI has provided documentation in response to the subpoena, is cooperating with the Department of Justice and has heard nothing further.

Other Legal Proceedings
The Company is involved in various product liability, commercial and employment litigation and other legal proceedings throughout the United States which are not discussed in its periodic filings and are considered to be in the ordinary course of business. There has been increased publicity about asbestos liabilities faced by manufacturing companies. As a result of the bankruptcies of many asbestos producers, plaintiffs' attorneys are increasing their focus on peripheral defendants, including the Company. We believe we have adequate reserves and insurance and do not believe we have a material asbestos exposure.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2003, no matters were submitted to a vote of our security holders.

Part II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

Our authorized common stock consists of 300,000,000 shares with a par value of $0.01 per share. As of December 31, 2003, 200,895,628 common shares were issued and outstanding, of which 99.0% are controlled by affiliates of KKR with the remainder held by two members of management. No shares of such common stock trade on any exchange. We declared no dividends on common stock in 2003 or 2002. Our ability to pay dividends on its common stock is restricted by our Credit Facility (see Note 10 to the Consolidated Financial Statements).

The following table contains certain information regarding our Amended and Restated 1996 Stock Purchase and Option Plan for Key Employees, which is administered by the Compensation Committee of our Board of Directors and which provides for the purchase or grant of stock and stock-based awards to employees or other persons having a unique relationship with the Company or its subsidiaries. (See Note 15 to the Consolidated Financial Statements).

                                                                                                                Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	5,532,360	$2.42	4,017,639

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	5,532,360	$2.42	4,017,639

ITEM 6. SELECTED FINANCIAL DATA
Five Year Selected Consolidated Financial Data

The following summarizes our selected financial data for the past five years. See pages 16 through 18 for items impacting comparability between 2003, 2002 and 2001.

For the years	2003	2002	(1) 2001	(2) 2000	(3) 1999

Summary of Earnings Net sales Income (loss) from continuing operations Net income (loss) applicable to common stock	$ 1,434,813 22,976 22,976	$ 1,247,885 (6,758) (36,583)	$ 1,372,141 (136,604) (186,646)	$ 1,377,845 (72,259) (39,750)	$ 1,274,740 44,547 (20,778)
Basic and diluted income (loss) per common share from continuing operations Basic and diluted income (loss) per common share	$ 0.11 0.11	$ (0.03) (0.18)	$ (0.69) (0.94)	$ (0.36) (0.20)	$ 0.22 (0.10)
Dividends per share Common share Preferred series A	$ - -	$ - -	$ 0.18 2.52	$ 0.31 3.00	$ 0.32 3.00
Average number of common shares outstanding during the year-basic	200,898	200,458	198,997	198,975	198,975
Average number of common shares outstanding during the year-dilutive	200,924	200,458	198,997	198,975	198,975
Financial Statistics Total assets Long-term debt	$993,866 529,966	$ 1,011,780 523,287	$ 1,123,278 532,497	$ 1,520,597 530,530	$ 1,737,906 541,074

(1) In 2001, we sold Consumer Adhesives, closed Melamine and impaired the related assets and sold a common stock equity investment. Additionally, in 2001, our prepaid pension asset was reclassified to equity as a minimum pension adjustment.

(2) In 2000, we acquired a formaldehyde operation from BCPOLP and East Central Wax, a wax emulsions producer.

(3) In 1999, we acquired Blagden Chemical, Ltd. in the U.K. and Spurlock Industries, Inc. in the U.S.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands)

Forward-Looking and Cautionary Statements

As management of the Company, we may, from time to time, make written or oral statements regarding the future performance of the Company, including statements contained in this report and our other reports filed with the Securities and Exchange Commission. Investors should be aware that these statements, which may include words such as “believe,” “expect,” “anticipate,” “estimate” or “intend,” are based on our currently available financial, economic, and competitive data and on current business plans. Such statements are inherently uncertain, and investors should recognize that events could cause our actual results to differ materially from those projected in forward-looking statements made by us on behalf of the Company. Such risks and uncertainties are primarily in the areas of results of operations by business unit, liquidity, legal and environmental liabilities and industry and economic conditions.

Overview

We are a leading producer of resins, adhesives and binders for the global wood and industrial markets and are the world’s largest producer of formaldehyde. The majority of our businesses are market leaders, with a number one or number two share in North American or global markets.

Our strategic vision is to become the leading supplier of binders, adhesives and coating resins by providing technical solutions to the global wood and industrial markets. We expect to achieve this by leveraging our core businesses through product extensions, geographic expansion, acquisitions or strategic partnerships; developing innovative products; expanding our technology portfolio and investing in operational excellence through efforts such as Six Sigma.

Our business is managed as three operating segments: North American Forest Products (“NAFORP”), North American Performance Resins Group (“NAPRG”) and International. Our results also include general corporate and administrative expenses disclosed as “Corporate and other” and activities related to Melamine which was shut down in 2002 disclosed as “Divested business.” These are also presented to provide a complete picture of our results.

NAFORP’s product lines include formaldehyde and forest product resins. The key business drivers for NAFORP are housing starts, furniture demand, panel production capacity and consumption, and general chemical sector operating conditions.

NAPRG’s product lines include oilfield, foundry and specialty resins. NAPRG’s key business drivers are housing starts, auto builds, active gas drilling rigs and the general industrial sector performance.

International includes our operations in Latin America, Europe and Asia Pacific, primarily concentrated in Brazil, the U.K., Australia and Malaysia. International product lines include formaldehyde, forest product and performance resins and consumer products. The key business drivers for International are export levels, panel production capacity, housing starts, furniture demand and the local political and general economic environments.

Corporate and other represents ongoing general and administrative expenses, and income and expenses related to liabilities retained from businesses sold in previous years.

Industry Conditions
As is true for many industries, our results are impacted by the effect on our customers of economic upturns or downturns, as well as the impact on our own costs to produce, sell and deliver our products. Most of our products are used by our customers in their production processes; therefore, factors impacting their industries could significantly affect our results.

In 2003, we were positively impacted by the strong U.S. housing market. According to Resource Information Systems, Inc. (“RISI”), housing starts were up 8% in 2003 compared to 2002, driving a 3.5% increase in structural panel consumption. The mix in the structural panel consumption increase also benefited us, as oriented strand board (“OSB”) consumption, which on a per square foot basis uses more of our resins, was up 6.2%, while plywood consumption was essentially flat.

Higher natural gas prices, while hurting us from a processing cost perspective, increased the demand for our oilfield proppants used in the gas drilling industry. North American gas drilling rigs in active production increased 25% in 2003 driving a 43% increase in sales in our oilfield products. We believe continued elevated natural gas prices should continue to drive strong demand for these products in 2004.

The U.S. furniture production sector was down 3.3% in 2003, according to RISI, negatively impacting the demand for our resins used in particleboard and medium density fiberboard (“MDF”). U.S. particleboard consumption was down 2.2% in 2003 due to increased imports and the decrease in furniture production. Current forecasts for 2004 by RISI are predicting that particleboard and MDF consumption will increase in 2004, as the weakened U.S. dollar will decrease the amount of imported products and the continued stable housing market and low interest rates will increase the demand for furniture.

Raw Material Costs
Raw material costs make up approximately 60% of our product costs. The primary raw materials that we use are methanol, phenol and urea. During the past three years, the price of these materials has been volatile. In 2003, for example, the average prices of methanol, phenol and urea increased by 42%, 22% and 50% respectively. To help mitigate this volatility, we have purchase and sale contracts with our vendors and customers with periodic price adjustment mechanisms. Due to differences in timing of the pricing mechanism trigger points between our sales and purchase contracts there is often a “lead-lag” impact during which margins are negatively impacted for the short term in periods of rising raw material prices and positively impacted in periods of falling raw material prices. In addition, the pass through of raw material price changes can result in significant variances in sales comparisons from year to year. In 2003, we had a favorable impact as raw material price increases late in 2002 and 2003 were passed through to customers, having a significant impact on 2003 sales versus 2002.

Regulatory Environment
Various government agencies are conducting formaldehyde health research and evaluating the need for additional regulations. We understand that the International Agency for Research on Cancer has scheduled formaldehyde for an update review of its cancer classification in June 2004. The recently formed Formaldehyde Council, Inc. (“FCI”), of which we are a member, believes that any adverse findings would not be supported by the weight of most scientific evidence and epidemiology studies. Nonetheless, further regulation of formaldehyde could follow over time, from such a determination. We believe that we will be able to comply with any likely regulatory impact.

We support appropriate scientific research and risk-based policy decision-making, and we are working with industry groups, including the FCI, to ensure that governmental assessments and regulations are based on sound scientific information. We believe that we have credible stewardship programs and processes in place to provide compliant and cost-effective resin systems to our customers. However, as the world’s largest producer of formaldehyde, and due to the significance of formaldehyde as a raw material in our manufacturing processes, we cannot provide any assurance that future unanticipated regulatory changes relating to formaldehyde would not have a material impact on our business.

Competitive Environment
The chemical industry has been historically competitive, and we expect this competitive environment to continue in the foreseeable future. We compete with companies of varying size, financial strength and availability of resources. Price, customer service and product performance are the primary areas in which we compete.

Other Factors Impacting Our Results
Other pressures on our profit margins include rising utility costs and increasing benefit, general insurance and legal costs. We are taking a number of steps to control these costs, including the difficult decision to modify our postretirement medical benefits plan. In addition, we are continuing to analyze our business structure, consolidating plants and functions where we can realize significant cost savings and productivity gains. These consolidations have resulted in asset impairment charges and severance costs, which are more specifically discussed in the following sections and in Note 6 to Consolidated Financial Statements. Future consolidations or productivity initiatives may include additional asset impairment charges and severance costs.

We believe that these factors will continue in the foreseeable future. These market dynamics will require us to continue to focus on productivity improvements and risk mitigation strategies to enhance and protect our margins. In the Risk Management section of our report, you will see how we are taking other steps to manage factors impacting our margins through hedges of natural gas and foreign exchange exposures.

Overview of Results

Our consolidated net sales increased $186,928, or 15.0%, in 2003 versus 2002. This increase was primarily a result of the pass through of raw material cost increases. In addition, sales benefited from favorable currency translation in Canada, Latin America and Australia and increased demand for NAPRG oilfield products and NAFORP formaldehyde. Slightly offsetting these increases were declines in NAFORP resins volumes in products servicing the furniture markets due to continued production declines in the North American furniture market and customer inventory reductions.

We reported net income of $22,976 for 2003 versus a net loss of $36,583 for 2002. Of the $59,559 improvement, income from operations increased $32,834 reflecting decreased general and administrative, business realignment, impairment and management fee expenses. In addition, in 2002, we recognized a $29,825 charge taken for goodwill impairments upon the adoption of new accounting rules, which is reflected in the Cumulative effect of change in accounting principle in our 2002 Consolidated Statement of Operations (see Note 4 to the Consolidated Financial Statements).

Critical Accounting Policies:

In preparing our financial statements in conformity with generally accepted accounting principles, we have to make estimates and assumptions about future events that affect the amounts of reported assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities in the financial statements and accompanying notes. Some of these accounting policies require the application of significant judgment by management in the selection of appropriate assumptions for determining these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty; therefore, we cannot assure you that actual results will not differ significantly from estimated results. We base these judgments on our historical experience, advice from experienced consultants, forecasts and other available information, as appropriate. Our significant accounting policies are more fully described in Note 2 to the Consolidated Financial Statements.

Our most critical accounting policies, which reflect significant management estimates and judgment in determining reported amounts in the Consolidated Financial Statements and the related Notes, are as follows:

Environmental remediation and restoration liabilities
Accruals for environmental matters are recorded when we believe it is probable that a liability has been incurred and we can reasonably estimate the amount of the liability. Our accruals are established following the guidelines of Statement of Position 96-1, “Environmental Remediation Liabilities.” We have accrued approximately $38,600 and $44,000 at December 31, 2003 and 2002, respectively, for all probable environmental remediation and restoration liabilities, which is our best estimate of these liabilities. Based on currently available information and analysis, we believe that it is reasonably possible that the costs associated with such liabilities may fall within a range of $24,200 to $73,600. This estimate of the range of reasonably possible costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of this range, we used assumptions that are less favorable to the Company among the range of reasonably possible outcomes, but we did not assume we would bear full responsibility for all sites, to the exclusion of other PRPs.

Factors influencing the possible range of costs for environmental remediation include:
-   The success of the selected method of remediation / closure procedures
-   The development of new technology and improved procedures
-   The possibility of discovering additional contamination during monitoring / remediation process
-   The financial viability of other PRPs, if any, and their potential contributions
-   The time period required to complete the work, including variations in anticipated monitoring periods
-   For projects in their early stages, the outcome of negotiations with governing regulatory agencies regarding plans for remediation

Income tax assets and liabilities
Deferred income taxes represent the tax effect of temporary differences between amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have business strategies that we would execute before any material deferred tax assets would go unused. The Company reviews income tax reserves on a quarterly basis. Management believes the reserves established for probable tax liabilities are appropriate at December 31, 2003.

In estimating accruals necessary for tax exposures, including estimating the outcome of audits by governing tax authorities, we apply the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” as well as SFAS No. 109, “Accounting for Income Taxes.” These estimates require significant judgment and, in the case of audits by tax authorities, may often involve negotiated settlements.

Factors influencing the final determination of tax liabilities include:
-   Future taxable income
-   Execution of business strategies
-   Negotiations of tax settlements with taxing authorities

Pension and postretirement assets and liabilities
The amounts recognized in our financial statements related to pension and postretirement (“OPEB”) benefit obligations are determined from actuarial valuations. Inherent in these valuations are certain assumptions including:
-   Rate to use for discounting the liability (average weighted rates (“AWR”) were 5.8% for 2003 and 6.5% for 2002)
-   Expected long-term rate of return on pension plan assets (AWR were 8.2% for 2003 and 8.3% for 2002)
-   Health care cost trend rates (used for OPEB, due to our 2003 plan amendment, this assumption is no longer material to the determination of our liability)
-   Rate of salary increases (AWR were 4.2% for 2003 and 4.5% for 2002)
-   Mortality rate table (used 1983 GAM Table)

The most significant of these estimates is the expected long-term rate of return on pension plan assets. The actual return of our domestic pension plan assets in 2003 was 22%. Future returns on plan assets are subject to the strength of the financial markets, which we cannot predict with any accuracy.

These assumptions are updated annually. Actual results that differ from our assumptions are accumulated and amortized over future periods; therefore, these variances affect our expenses and obligations recorded in future periods. Future pension expense will also depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in our pension plans.

In 2003, we amended our OPEB plan such that, effective September 1, 2003, medical benefits are no longer provided to our retirees and their dependents who are over age 65. We estimate that our liability related to providing OPEB medical benefits will be reduced by approximately $88,000 and annual cash outlays anticipated under the pre-amended retiree medical benefit plan will be decreased by approximately $10,000 on an ongoing basis. This amendment has reduced the potential for changes in health care cost trends to materially impact our financial statements.

Results of Operations by Segment:

Following is a comparison of net sales and earnings before interest, taxes, depreciation and amortization adjusted for business realignment, impairments, non-operating income (expense) and certain other operating income (expense) items (“Adjusted EBITDA”) by segment and for Corporate and other and Divested business. Adjusted EBITDA is the measure used by our chief operating decision maker in the evaluation of our operating results and in determining allocations of capital resources among the business segments.

Net Sales to Unaffiliated Customers:
	2003	2002	2001

North American Forest Products	$ 755,767	$634,619	$656,694
North American Performance Resins	364,347	340,791	409,081
International	314,693	264,541	282,629
Divested business	6	7,934	23,737

	$1,434,813	$1,247,885	$1,372,141

Adjusted EBITDA:
	2003	2002	2001

North American Forest Products	$ 92,548	$ 92,918	$101,655
North American Performance Resins	46,661	45,127	74,321
International	32,250	28,630	17,595
Corporate and other	(43,713)	(44,949)	(54,356)

	$127,746	$121,726	$139,215

Reconciliation of Adjusted EBITDA to Income (Loss) from Continuing Operations Before Income Tax:
	2003	2002	2001

Adjusted EBITDA	$127,746	$121,726	$139,215
Depreciation and amortization	(47,319)	(47,947)	(59,361)
Adjustments to EBITDA (see pages 16 - 17)	(13,885)	(40,071)	(155,349)
Interest expense	(46,138)	(47,315)	(51,613)
Affiliated interest expense	(558)	(1,402)	(11,488)
Other non-operating (expense) income	(1,529)	5,989	(1,841)
Investment write-downs	-	-	(27,000)

Income (loss) from continuing operations before income tax	$18,317	$ (9,020)	$(167,437)

2003 vs. 2002

Net Sales Variance	2003 as a percentage increase (decrease) from 2002

	Volume	Price/Mix	Translation	Other	Total

North American Forest Products	(1.0)%	16.3%	3.6%	0.2%	19.1%
North American Performance Resins	3.2%	3.6%	-	0.1%	6.9%
International	(0.9)%	14.2%	5.4%	0.3%	19.0%

North American Forest Products (NAFORP)
Our NAFORP net sales increased $121,148, or 19.1%, in 2003 compared to 2002. Higher selling prices resulting from the pass through of raw material price increases was the primary reason for the increase. Favorable currency translation also contributed to the sales improvement as the Canadian dollar strengthened versus the U. S. dollar throughout 2003. These improvements were partially offset by a slight decline in volumes. Softer market conditions in the North American furniture sector during the year led to a decrease in demand for MDF and particleboard which are made with our urea formaldehyde based (“UF”) resins. Volume for UF resins was also impacted by increased competitive pressures. This decline in UF resin volumes was largely offset by improved formaldehyde volumes due to demand from the general chemical sector and increased volumes in the phenolic-based (“PF”) resins driven by the strong housing market and demand for plywood and OSB, which are made with PF resins.

Adjusted EBITDA for NAFORP decreased $370, or 0.4%, in 2003 compared to 2002, primarily due to increased processing and freight costs and the volume decline. Our processing costs increased because of higher energy and insurance costs in 2003. The mix of our formaldehyde product sales changed during 2003, resulting in increased freight costs. Freight costs per pound vary depending on whether product is shipped via pipeline, rail or tanker. These negative factors were largely offset by margin improvements, driven primarily by resins product formulation initiatives and purchasing productivity.

North American Performance Resins (NAPRG)
Our NAPRG net sales increased $23,556, or 6.9%, in 2003 compared to 2002, primarily due to overall higher selling prices and increased volumes. Higher selling prices, primarily in specialty resins and oilfield products, were a result of the pass through of raw material price increases and an improved mix of oilfield products. Improvements in volumes, primarily for oilfield products, also contributed to the increase in sales. The improvement in our oilfield products’ volumes resulted from increased demand due to an expansion in natural gas exploration and drilling activity in 2003, as previously discussed. Volume declines in our foundry and specialty resins products reflected continuing weak market conditions in the automotive, felt bonding, laminated flooring and furniture markets, as well as competitive pressures.

Adjusted EBITDA for NAPRG increased $1,534, or 3.4%, in 2003 compared to 2002. This improvement is primarily due to improved volumes and reduced selling, general and administrative expenses. Improved oilfield volumes, although partially offset by volume declines in foundry and specialty resins, positively impacted Adjusted EBITDA. Reduced general and administrative expenses were a result of workforce reductions, open positions and a reduction in bad debt expense in 2003 versus 2002, when we experienced several customer bankruptcies. These improvements were partially offset by higher distribution and processing costs. Distribution costs increased because of fuel surcharges and higher freight costs due to shipping oilfield products over a wider geographic area. Higher processing costs were a result of increased energy, equipment repair and insurance costs and the cost of operating a second oilfield products plant to meet customer demand.

International
Our International net sales for 2003 increased by $50,152, or 19.0%, compared to 2002, with our Latin American, Asia Pacific and European businesses all contributing to the sales increase. Latin American sales increased by $15,802 due to favorable currency translation and strong price improvements, slightly offset by a decline in volumes due to adverse market conditions, competitive pressures and market share losses in the consumer products market. Asia Pacific’s $17,000 increase in sales reflected favorable currency translation and improvements in pricing and volumes. Europe’s sales increase of $17,350 was due to strong price improvements, partially offset by unfavorable currency translation and a reduction in volumes due to the difficult market environment. For all three markets, the pricing improvements were a result of the pass through of raw material price increases.

International Adjusted EBITDA increased $3,620, or 12.6%, in 2003 compared to 2002. This improvement was essentially related to a $2,345 gain from the favorable settlement of a Brazilian foreign exchange claim and a $1,100 reserve reduction due to a revised estimate of a potential liability related to an excess duty imposed on the importation of inventory in Brazil. Also contributing to the improvement were productivity improvements in Europe and favorable currency translation in Asia Pacific and Latin America. These improvements were substantially offset by unfavorable product mix and reduced volumes in Latin America and Europe and increased processing costs in Latin America and Asia Pacific due to increased energy and equipment repair costs.

Corporate and other
Our Corporate and other expenses decreased $1,236 in 2003 compared to 2002. Contributing to this net decline in expenses were the following factors: we amended our OPEB medical benefit plan during 2003, resulting in a reduction in plan expenses of approximately $11,500; we settled a Brazilian foreign exchange claim relating to a sold business for a gain of $2,826 and we recognized a $2,355 gain on the sale of the Company’s airplane. In addition, salary and benefit costs were lower in 2003 due to a reduction in workforce. Offsetting these reductions in expense were increased insurance and legal costs of approximately $13,100, and the absence of a 2002 adjustment that reduced our allowance for doubtful accounts.

Divested business
Amounts reported as Divested business in both years represents the disposition of remaining inventory and other assets of Melamine, which was closed in early 2002. We sold this business to a third party in the second quarter of 2003.

2002 vs. 2001

Net Sales Variance	2002 as a percentage increase (decrease) from 2001

	Volume	Price/Mix	Translation	Other	Total

North American Forest Products	6.9%	(8.8%)	(1.5%)	-	(3.4%)
North American Performance Resins	(13.9%)	(2.8%)	-	-	(16.7%)
International	0.9%	(0.2%)	(4.5%)	(2.6%)	(6.4%)

North American Forest Products (NAFORP)
Net sales for our NAFORP business declined by $22,075, or 3.4%, in 2002, as decreasing prices due to the pass through of lower raw material prices more than offset volume increases. In addition, competitive pricing pressures negatively impacted the renewal of two large long-term customer contracts in 2002. NAFORP’s 2002 sales were also negatively impacted by foreign currency translation due to the weaker Canadian dollar. Increased volumes were driven by gains in market share and strong demand due to a healthy housing sector.

NAFORP’s Adjusted EBITDA decreased by $8,737, or 8.6%, from prior year. Competitive pressures, a negative lead-lag impact in the second half of the year and increased insurance and benefit costs were the principal causes of the decline.

North American Performance Resins (NAPRG)
Our NAPRG net sales decreased by $68,290, or 16.7%, in 2002, due to volume, mix and lower selling prices. While absolute volumes increased, a decrease in specialty oilfield and coatings volumes led to a decline in sales. The volume decline in oilfield products is due to reduced drilling activity in 2002. The coatings products volume decline is a result of significantly lower demand for fiber optic cable in 2002. Lower selling prices in other specialty resins were the result of competitive pressures and the pass through of raw material price decreases.

Adjusted EBITDA for NAPRG declined by $29,194, or 39.3%, in 2002, relating to the decrease in coatings and oilfield volumes discussed above. This decrease was partially offset by improved processing costs related to decreased energy costs and synergies realized as a result of the 2001 formation of HAI.

International
Our International net sales decreased $18,088, or 6.4%, in 2002, due chiefly to lower selling prices and volumes in Europe and Asia, the 2001 sale of our business in Ecuador and unfavorable foreign currency translation in Latin America. The lower selling prices resulted from the pass through of raw material price decreases in 2002 and competitive pressures in Europe.

Adjusted EBITDA from our International businesses increased $11,035, or 62.7%, in 2002 due to improved operational results in all regions. We attribute these improvements to improved margins relating to a positive lead-lag for the first half of the year and improved processing costs in Europe due to plant consolidations.

Corporate and other
Our Corporate and other expenses decreased by $9,407 compared to 2001. The improvement was driven by the benefits realized from the 2001 Corporate Reorganization and other workforce and cost reduction measures we made in 2002 and 2001.

Divested business
The divested business activity in 2002 and 2001 represents Melamine. Results for 2002 primarily related to the disposition of remaining inventory and other assets following its closure early in the year.

Adjustments To EBITDA

Our chief operating decision maker relies primarily on Adjusted EBITDA in the evaluation of operating results and the allocation of capital resources. This table details items not included in Adjusted EBITDA for purposes of this evaluation of our operating segments. We monitor these activities separately from our operating results. These (expenses) income primarily relate to our realignment programs, pension and legal settlement charges and impairment charges:

Year Ended December 31, 2003	Plant Closure	Severance	Impairment	Other	Total

North American Forest Products	$ (932)	$ (1,125)	$ -	$ (90)	$(2,147)
North American Performance Resins	94	(397)	(1,000)	-	(1,303)
International	(7,720)	(643)	(2,183)	11,692	1,146
Corporate and other	(146)	(4,672)	-	(8,732)	(13,550)
Divested business	1,716	-	-	253	1,969

Total	$(6,988)	$(6,837)	$(3,183)	$3,123	$(13,885)

As part of our ongoing realignment program designed to improve productivity and reduce our costs, we recorded 2003 plant closure costs of $6,988 consisting of plant employee severance of approximately $3,900, asset impairments related to the closure and consolidation of plants of approximately $3,200, environmental remediation costs relating to plant closures in Brazil of approximately $800 and other costs of approximately $700. These costs were partially offset by a net reduction of reserves of approximately $1,600 no longer required for Melamine due to its sale in the second quarter of 2003.

We also recorded severance costs of $6,837 in 2003 related principally to administrative workforce reduction programs, primarily for the June 2003 realignment program.

The impairment charges we recorded in 2003 relate to a reduction in our estimate of net realizable value for a facility held for sale, the impairment of goodwill related to our Malaysian operations resulting from our year-end analysis of goodwill and the recognition of fixed asset impairments at several international manufacturing facilities.

Other income not reflected in 2003 Adjusted EBITDA primarily represent gains of $12,260 on the sale of a former plant site in the U.K. and on the sale of Melamine, both of which were closed as part of our realignment programs. These gains were offset by a $5,929 charge related to tentative legal settlements reached with BCPM Liquidating and BCP Liquidating (see Note 22 to the Consolidated Financial Statements) and severance expense included in general and administrative expense relating to positions to be replaced as part of the June 2003 realignment program.

Year Ended December 31, 2002	Plant Closure	Severance	Impairment	Other	Total

North American Forest Products	$ (1,107)	$ (250)	$ -	$ -	$(1,357)
North American Performance Resins	(1,950)	(102)	(1,040)	-	(3,092)
International	(2,844)	(795)	(5,275)	2,465	(6,449)
Corporate and other	-	(2,118)	-	(19,850)	(21,968)
Divested business	(6,683)	-	-	(522)	(7,205)

Total	$(12,584)	$(3,265)	$(6,315)	$(17,907)	$(40,071)

Plant closure costs recorded in 2002 as part of our realignment programs totaled $12,584 and consisted of plant employee severance of $2,721 and demolition, environmental and other costs relating to plant closure and consolidations of $9,863, including the closure of Melamine.

Our 2002 severance costs of $3,265 related primarily to administrative workforce reduction programs.

The impairment charges we recorded in 2002 pertain to a reduction in net realizable value for a facility held for sale and to fixed assets at several international manufacturing facilities.

Other expenses not reflected in 2002 Adjusted EBITDA primarily represent a pension settlement charge of $13,600 triggered by lump sum settlements paid to participants. In addition, we recorded additional management fees of $5,500 related to the wind-down of Capital. These expenses were partially offset by a $2,465 gain recognized on the sale of land associated with a closed plant in Spain.

Year Ended December 31, 2001	Plant Closure	Severance	Impairment	Other	Total

North American Forest Products	$ (6,573)	$ (2,080)	$ -	$10,507	$ 1,854
North American Performance Resins	2,433	(2,632)	(2,885)	-	(3,084)
International	(20,020)	(179)	-	(2,303)	(22,502)
Corporate and other	875	(7,691)	-	(37,202)	(44,018)
Divested business	-	-	(98,163)	10,564	(87,599)

Total	$(23,285)	$(12,582)	$(101,048)	$(18,434)	$(155,349)

In 2001, we recorded plant closure costs totaling $23,285 relating to our realignment program. These costs consisted of fixed asset write-offs of $11,863, plant employee severance of $1,862 and demolition, environmental and other costs for plant closure and consolidations of $9,560.

In addition, we recorded severance costs of $12,582 related to consolidation of general administrative functions including $3,265 related to the 2001 Corporate Reorganization.

We recorded significant impairment charges in 2001, primarily related to our decision to close Melamine. Of the $101,048 impairment charge, $98,163 related to this shut-down. This charge included the impairment of fixed assets, goodwill and spare parts of $62,527, $32,701 and $2,935, respectively. The remaining $2,885 of the impairment charge was for a domestic plant facility for which construction was discontinued in 2001.

Other expenses not reflected in 2001 Adjusted EBITDA primarily include a charge for environmental remediation of $19,028 relating to a former business. In addition, we recorded a pension settlement charge of $15,813 and a loss of $2,303 on the divestiture of our operations in Ecuador. These other expenses were partially offset by a $10,507 gain we recorded on the sale of land associated with a closed plant and earnings of $10,564 from Melamine, which was closed in early 2002.

Non-Operating Expenses and Income Tax Expense:

Non-operating expense

	2003	2002	2001

Interest expense	$46,138	$47,315	$51,613
Affiliated interest expense, net	558	1,402	11,488
Other non-operating expense (income)	1,529	(5,989)	1,841
Investment write-downs and other charges	-	-	27,000

	$48,225	$42,728	$91,942

In 2003, our interest and net affiliated interest expense decreased $2,021 versus 2002 due to lower debt balances and lower interest rates. Other non-operating expenses increased $7,518. We incurred a $1,367 loss on the settlement of an intercompany loan resulting from foreign currency translation. In addition, interest income declined by $1,409 in 2003 due to lower interest rates and lower average cash balances. The remainder of the variance is primarily related to gains realized in 2002 on interest rate swaps and debt buybacks (see below).

In 2002, our affiliated interest expense declined by $10,086 versus 2001 due to lower affiliate borrowings after repayments of debt made with cash received from BHI in connection with the Corporate Reorganization. In addition, our non-affiliated interest expense declined by $4,298 due to lower average borrowings. We also recognized a gain of $2,741 on the repurchase of debt in the open market and recorded a gain on an interest rate swap of $1,722.

In 2001, we recorded $27,000 of investment write-downs. Of this amount $17,000 related to the write-down of a receivable from and preferred stock investments in WKI Holding Company, Inc., an affiliate. In addition, we wrote-off our remaining investment in BCPM of $10,000. Our 2001 other non-operating expense also included a loss on an interest rate swap of $1,841.

Income tax benefit

	2003	2002	2001

Income tax benefit	$(4,659)	$(2,262)	$(30,833)
Effective tax rate	N/M	25%	18%

Our 2003 consolidated rate reflects a benefit of $19,936 from the sale of the stock of Melamine in 2003. The tax basis of the stock exceeded the tax basis of the assets and we could not recognize this additional basis until the stock sale was completed in 2003. This benefit is a capital loss carryforward that can only be used against capital gains; therefore, we established a valuation reserve for the full amount of this benefit. Other 2003 activities reflected in the 2003 consolidated rate include a reduction of a valuation reserve in the amount of $14,534 related to tax assets we believe we are more likely than not to realize. Our 2003 tax rate also reflects the elimination of $1,624 of deferred tax liabilities associated with the BCPM bankruptcy. In addition, we reduced reserves for prior years’ Canadian and U.S. tax audits by $3,997 as a result of preliminary settlements of certain matters in the fourth quarter of 2003. The effective rate also reflects additional income tax expense of $9,324 on foreign dividend income and on deemed dividend income related to loans and guarantees from foreign subsidiaries.

Our 2002 consolidated tax rate reflects a valuation allowance recorded against the deferred benefit of interest expense deductions in the amount of $16,672 that are no longer more likely than not to be used due to limitations imposed by the Internal Revenue Service (“IRS”). During 2002, we reached preliminary settlement with the IRS regarding tax years 1998 and 1999. The outcome of this settlement was favorable to us, and as a result, we were able to reduce our accruals related to these years by $20,000.

Our 2001 consolidated tax rate reflects the non-deductible impairment of $31,692 on the fixed assets and goodwill related to the shut-down of Melamine. This rate also reflects $12,397 for the impact of foreign earnings that we expect to repatriate due to the anticipated sale of a foreign business, as well as our inability to use foreign tax credits associated with these earnings due to usage limitations. In early 2001, the IRS completed its final computation of the tax due for tax matters dating back to 1996. This computation was complex and involved multiple years and multiple adjustments. The final resolution resulted in an additional benefit included in our 2001 income tax benefit totaling $14,388.

Cash Flows:

Cash provided by (used in):
	2003	2002	2001

Operating activities	$34,026	$ 10,360	$ 95,120
Investing activities	(42,314)	81,464	210,981
Financing activities	21,710	(101,716)	(308,403)

Net change in cash and cash equivalents	$13,422	$(9,892)	$(2,302)

Operating Activities
Our 2003 operating activities provided cash of $34,026. This included the generation of $10,006 for net trading capital, an increase of $28,353 versus 2002, and reductions in realignment expenditures of $13,253 and in interest payments of $1,462. This improvement in net trading capital, which consists of accounts receivable, inventory and accounts payable, resulted from our continued focus on working capital management during 2003. We focused on reducing days outstanding for accounts receivable, increasing inventory turns and improving the timing of payments of our accounts payable. Realignment expenditures of $11,801 declined from 2002 due to reduced levels of activity. Our cash interest payments were lower than prior year as a result of lower interest rates. These favorable events were partially offset by higher tax payments of $18,390 in 2003 due primarily to international taxes.

Our 2002 operating activities provided cash of $10,360 in 2002. Cash generated from earnings of approximately $77,000 was substantially offset by interest payments of $46,928, net trading capital outflows of $18,347 and taxes paid of $978. Cash generated by net trading capital decreased by $44,494 versus the prior year. This decline essentially related to higher accounts receivable at year-end 2000, which were collected in 2001, resulting in inflated inflows for 2001. Favorable timing of payments on accounts payable versus 2001 was offset by unfavorable variances on inventory. Realignment expenditures in 2002 totaled $25,054, which was in line with 2001 spending levels. Our interest payments in 2002 were $46,928, a decrease of $23,330 from the prior year, due to debt repayments made late in 2001 and reduced interest rates in 2002.

Our 2001 operating activities provided cash of $95,120. In addition to cash generated by net income, our net trading capital generated $26,147 of cash related to decreases in accounts receivable and lower inventory levels, partially offset by unfavorable timing of accounts payable payments. We also received net tax refunds totaling $36,186, primarily due to favorable settlements of income tax audits. These cash inflows were partially offset by interest payments of $70,258.

Investing Activities
Our 2003 net investing activities used cash of $42,314. We spent $41,820 for capital expenditures, primarily for plant expansions and improvements. We also made two acquisitions in 2003: Fentak and the business and technology assets of SEACO for cash of $14,691 plus deferred payments totaling about $4,550 over the next five years. We realized proceeds of $14,197 from the sale of land associated with a closed plant in the U.K. and other miscellaneous assets.

Our 2002 cash inflow for investing activities of $81,464 primarily related to the sale of a note receivable from Consumer Adhesives of $110,000 to BHI and to other assets sales to unrelated parties for $10,237. Our 2002 capital expenditures totaled $38,773 and related primarily to plant expansions and improvements.

Our 2001 investing activities generated cash of $210,981. During 2001, we sold cash certain non-operating assets to BHI for cash of $160,888 as a part of the Corporate Reorganization. In addition, we received $96,977 from business divestitures, primarily from the Consumer Adhesives sale, with the remainder generated from the sale of our business in Ecuador. These 2001 inflows were partially offset by capital expenditures of $47,408, primarily for plant improvements and expansion.

Financing Activities
Our 2003 financing activities provided cash of $21,710. Capital contributions from affiliates of $9,300 and net external borrowings primarily related to the Fentak acquisition accounted for the cash inflow. Early in the third quarter of 2003, we completed the process of converting letters of credit from our uncommitted letter of credit (“LOC”) facility to our Credit Facility (see Liquidity and Capital Resources) resulting in the release of restricted cash of $67,049, most of which was used to repay borrowings from affiliates; thus these net transactions had little impact on total financing cash generated.

Our 2002 financing activities used cash of $101,716. The 2002 activities included an increase in restricted cash of $66,165 relating to our establishment of a temporary uncommitted LOC facility, a repayment of a $31,581 note due to a former subsidiary and net repayments of borrowings of $3,379.

In 2001, we used cash of $308,403 for financing activities. These expenditures are primarily related to the repayment of affiliated loans of $212,432 and preferred dividend payments of $73,724 using the cash we generated from investing activities previously discussed. We cancelled our preferred stock in 2001 and have not paid common stock dividends since 2001.

Liquidity and Capital Resources:

We have significant available borrowing capacity to augment cash generated by our operations. We expect to have adequate cash available from these sources throughout their duration to fund our cash requirements for operating our business and meeting our cash obligations. The table and related disclosures on pages 21 & 22 indicate our more significant contractual cash obligations. We are confident we will be able to obtain new financing arrangements as needed to replace our existing facilities upon their expiration in future years.

We entered into a three-year asset based revolving credit facility in the third quarter of 2002 (our "Credit Facility"), under which we can borrow up to $175,000. This Credit Facility replaced a temporary uncommitted LOC facility established in 2002 (discussed below) and our previous $250,000 credit facility that expired in the third quarter of 2002.

Our Credit Facility is secured with inventory and accounts receivable in the U.S., Canada and the U.K., a portion of property and equipment in Canada and the U.K. and the stock of certain subsidiaries. Our maximum borrowing allowable under the Credit Facility is calculated monthly and is based upon specific percentages of eligible accounts receivable, inventory and fixed assets. This Credit Facility contains restrictions on dividends, limitations on borrowings from our affiliates ($30,000), capital expenditures ($68,000 in 2004) and on the payment of management fees ($5,000 per year). It also includes a minimum trailing twelve-month fixed charge coverage ratio of 1.5 to 1.0 if aggregate availability is less than $25,000, 1.25 to 1.0 if aggregate availability is between $25,000 and $50,000 and 1.1 to 1.0 if aggregate availability is between $50,000 and $75,000. However, these requirements do not apply when aggregate availability exceeds $75,000. As of December 31, 2003, our maximum borrowing allowable under the Credit Facility was $144,000, of which $98,000, after outstanding LOCs, was unused and available. As a result, we had no fixed charge coverage ratio requirements at year-end 2003.

We established an uncommitted LOC facility in 2002 to transition our LOC requirements during the last year of operation of our previous credit facility. Under this LOC facility, we were required to provide cash collateral equivalent to 101% of letters of credit outstanding. This amount was classified as Restricted cash on our 2002 Consolidated Balance Sheet. In early July 2003, we completed the process of transferring all the LOCs under this facility to our Credit Facility, resulting in the removal of the restrictions on the cash collateral.

Our U.S. entity and HAI had separate borrowing arrangements with an affiliate, Borden Foods Holdings Corporation (“Foods”), evidenced by demand promissory notes bearing interest at variable rates. We reported these loans, which totaled $18,260 at year-end 2003 and $84,680 at year-end 2002, as Loans payable to affiliates on our Consolidated Balance Sheets. The $30,000 limit on borrowings from affiliates under our Credit Facility became effective following the termination of our uncommitted LOC facility in 2003. Of the total loans outstanding, HAI owed $6,000 at December 31, 2003 and had $4,000 available for additional borrowings. The remainder of the loans related to our U.S. entity. Interest rates on these loans ranged from 1.0% to 4.75%, and interest expense totaled $558, $1,857 and $14,538 for the years ended December 31, 2003, 2002 and 2001, respectively. In early 2004, our U.S. entity entered into a similar affiliated borrowing agreement with another affiliate, BW Holdings, LLC (“BWHLLC”), and cancelled its arrangement with Foods.

HAI replaced its loan agreement with Foods on January 28, 2004, when they entered into a three-year asset based revolving credit facility, which provides for a maximum borrowing of $20,000 (the “HAI facility”). The HAI facility is secured with the assets of HAI. Maximum borrowing allowable under this facility is based upon specific percentages of eligible accounts receivable and inventory. The HAI facility restricts HAI on the payment of dividends, affiliate transactions, additional debt, minimum availability ($2,000) and capital expenditures ($2,000 in 2004). In addition, HAI must maintain a minimum trailing twelve-month debt coverage ratio of 1.5 to 1.0.

Our Australian subsidiary entered into a five-year asset-backed credit facility in the fourth quarter of 2003 (the "Australian facility"), which provides for a maximum borrowing of AUD$19,900, or approximately $15,000. The Australian facility provided the funding for our Fentak acquisition (See Note 5 to the Consolidated Financial Statements for additional information on the acquisition), and it is secured by mortgages on the fixed assets of the Australian business and the stock of Australian subsidiaries. This facility includes a fixed rate component used for the acquisition, as well as a revolver and LOC facility. This facility restricts the Australian subsidiaries on the payment of dividends, the sale of assets and additional borrowings by the Australian businesses outside of this facility. This facility also contains financial covenants applying to the Australian subsidiaries including current ratio, interest coverage, debt service coverage and leverage. The fixed portion of the Australian facility requires minimum quarterly principal reductions totaling AUD$450 (approximately $330). The revolving facility component requires semi-annual principal reductions based on a portion of excess cash as defined in the agreement. At year-end 2003, our Australian subsidiary had AUD$3,178 (approximately $2,400) available under this facility.

We have additional international credit facilities that provide availability to these businesses totaling approximately $29,900. Of this amount, approximately $15,900 (net of letters of credit and other guarantees of $7,700 and $2,300 of other draws) was available to fund working capital needs and capital expenditures. There is an additional $4,000 available for which usage is restricted to capital investments and for foreign currency hedging. While these facilities are primarily unsecured, portions of the lines are secured by equipment and with $1,442 of cash. Our U.S. business guarantees up to $6,700 of the debt of one of our Brazilian subsidiaries, included in these facilities.

In the fourth quarter of 2003, we exercised our option to redeem, at par, the remaining $885 of County of Maricopa Industrial Revenue Bonds ("IRBs").  Also in the fourth quarter of 2003, we converted our remaining IRB issue, the $34,000 Parish of Ascension IRB, to a fixed interest rate, and, by doing so, we were able to eliminate the requirement to maintain a backup letter of credit for approximately $34,500. This increased our availability under the Credit Facility and provided us with additional borrowing capacity.

Effective December 1, 2003, we entered into a $34,000 interest rate swap agreement structured for the Parish of Ascension IRBs. Under this agreement, we receive a fixed rate of 10% and pay a variable rate equal to the 6-month LIBOR plus 630 basis points. At December 31, 2003, this equates to a rate of 7.6%.

Previous buybacks of our senior unsecured notes will allow us to fulfill our sinking fund requirements through 2013 for our 8-3/8% debentures and our 9-1/4% debentures. In the future, we, or our affiliates, including entities controlled by KKR, may purchase our senior unsecured notes in the open market or by other means, depending on market conditions.

In June 2003, we announced a realignment plan from which we expect annualized savings of approximately $20,000 when the program is fully implemented in 2004. We are taking the following measures to achieve these goals: reducing our workforce, streamlining our processes in manufacturing as well as administration, consolidating manufacturing processes and targeting reductions of general and administrative expenses. We are combining jobs where practical and we have eliminated over 200 positions as of the end of 2003 related to this program. As a result of consolidating manufacturing processes, we closed our North Bay, Ontario plant as of the end of 2003 and shifted the manufacturing to another facility. We are executing a similar consolidation in Europe. Our facility in France has been converted into a distribution center, and the manufacturing transitioned to the U.K. To further decrease targeted general and administrative expenses, we have reduced contract work, consolidated and eliminated positions and streamlined the administration of medical benefits and other post-retirement benefits. We anticipate completing this program in 2004. We expect to incur additional costs in 2004 related to this program. (See Note 6 to the Consolidated Financial Statements for additional information on our realignment programs).

We plan to spend about $40,000 in 2004 for capital expenditures, including plans to continue increasing plant production capacity as necessary to meet demand. We plan to fund capital expenditures through operations and, if necessary, through available lines of credit or borrowings from affiliates.

The following table summarizes our contractual cash obligations at December 31, 2003 and the effect we expect these obligations to have on our future cash requirements. Our contractual cash obligations consist of legal commitments at December 31, 2003, requiring us to make fixed or determinable cash payments, regardless of the contractual requirements of the vendor to provide future goods or services. This table does not include information on our recurring purchases of materials for use in production, as our raw materials purchase contracts do not meet this definition because they do not require fixed or minimum quantities. Contracts with cancellation clauses are not included, unless such cancellation would result in major disruption to our business. For example, we have contracts for information technology support that are cancelable, but this support is essential to the operation of our business and administrative functions; therefore, amounts payable under these contracts are included.

	Payments Due By Year

Contractual Obligations	2004	2005	2006	2007	2008	2009 and beyond	Total

Long-term debt, including current maturities	$ 8,167	$ 2,219	$ 1,841	$1,420	$3,609	$520,877	$538,133
Operating leases	12,120	10,205	7,882	5,961	4,302	3,789	44,259
Unconditional purchase obligations (1)	16,815	5,992	4,523	2,625	300	-	30,255

Total	$37,102	$18,416	$14,246	$10,006	$8,211	$524,666	$612,647

(1) This table excludes payments relating to income tax, pension and OPEB benefits and environmental obligations due to the fact that, at this time, we cannot determine either the timing or the amounts of payments for all periods beyond 2004 for certain of these liabilities. In addition, loans payable to affiliates are not included in this table because they are demand instruments, and repayments are not predictable, as we use this to fund our daily cash requirements. See Notes 11, 12, 13 and 22 to the Consolidated Financial Statements and the following discussions on minimum pension funding requirements, environmental, taxes and OPEB for more information on these obligations. Our capital lease obligations are not material.

Based on our current projections of the minimum annual funding requirements imposed by Federal laws and regulations with regard to our U.S. pension plan, our projected minimum annual funding requirements range from $0 in 2004 to approximately $25,800 in 2006, with a total funding requirement for the five years ended in 2008 of $73,200. The assumptions used by our actuaries in calculating these projections included an 8.0% annual rate of return on assets for the years 2003 through 2008 and the continuation of current law and plan provisions.

We expect to spend approximately $5,400 for capital expenditures in 2004 related to capital improvements and compliance under environment laws. Of this amount, approximately $2,300 are included in the above table as unconditional purchase obligations, with the remainder being voluntary capital improvement projects. We expect other environmental expenditures for 2004 – 2008 to total approximately $17,700, with approximately $32,700 paid over the next 25 years beginning in 2009.

We have net operating loss carryforwards, future tax deductions and alternative minimum tax credits that can offset approximately $75,000 of future taxes for U.S. federal income tax purposes. We estimate we will pay cash taxes totaling approximately $22,000 in 2004 for state, local and international liabilities.

Effective September 1, 2003, we amended our OPEB medical benefit plan to eliminate medical benefits for our retirees and their dependents who are over age 65. We have arranged with a major benefits provider to offer affected retirees and their dependents continued access to medical and prescription drug coverage, including coverage for pre-existing conditions. We are currently subsidizing a portion of the cost of coverage for affected retirees and their dependents through December 2004 to assist our retirees’ transition to alternative medical coverage and reserve the right to continue, terminate or reduce the subsidy provided to our affected retirees and their dependents for periods after December 2004. As a result of these actions, we estimate that our liability related to providing OPEB medical benefits will be reduced by approximately $88,000. Our primary benefit from this amendment was a reduction of future annual cash outlays related to OPEB benefits by approximately $10,000 annually, as compared to the cash outlays we anticipated under the pre-amended retiree medical benefit plan.

We expect to have adequate liquidity to fund working capital requirements, contractual obligations and capital expenditures over the remainder of the three year term of our Credit Facility with cash received from operations, amounts available under the Credit Facility and amounts available under our subsidiaries’ separate credit facilities. In addition, we have the affiliate borrowing facility, which gives us further flexibility and capacity. However, there is no assurance that borrowings from affiliates will be available in future periods.

Risk Management:

We use various financial instruments, including some derivatives to help us hedge our foreign currency exchange risk and interest rate risk. We also use raw material purchasing contracts and pricing contracts with customers to mitigate commodity price risks. These contracts generally do not contain minimum purchase requirements.

Foreign Exchange Risk
Our international operations accounted for approximately 37% of our sales in 2003 and 35% in 2002. As a result, we have exposure to foreign exchange risk on transactions potentially denominated in many foreign currencies. These transactions include foreign currency denominated imports and exports of raw materials and finished goods (both intercompany and third party) and loan repayments. In all cases, the functional currency is the business unit’s local currency.

It is our policy to reduce foreign currency cash flow exposure due to exchange rate fluctuations by hedging firmly committed foreign currency transactions wherever economically feasible. Our use of forward and option contracts is designed to protect our cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract. We do not attempt to hedge foreign currency exposure in a manner that would entirely eliminate the effect of changes in foreign currency exchange rates on net income and cash flow. We do not speculate in foreign currency nor do we hedge the foreign currency translation of our international businesses to the U.S. dollar for purposes of consolidating our financial results or other foreign currency net asset or liability positions. The counter-parties to our forward contracts are financial institutions with investment grade credit ratings.

Our foreign exchange risk is also mitigated because we operate in many foreign countries, reducing the concentration of risk in any one currency. In addition, our foreign operations have limited imports and exports, reducing the potential impact of foreign currency exchange rate fluctuations. With other factors being equal, such as the performance of individual foreign economies, an average 10% foreign exchange increase or decrease in any one country would not materially impact our operating results or cash flow. However, an average 10% foreign exchange increase or decrease in all countries may materially impact our operating results.

As required by current accounting standards, our Consolidated Statements of Operations includes any gains and losses arising from forward and option contracts.

The following table summarizes forward currency and option contracts outstanding as of December 31, 2003 and 2002. Fair values are determined from quoted market prices at these dates.

	2003				2002

	Average Days To Maturity	Average Contract Rate	Forward Position	Fair Value Gain (Loss)	Average Days to Maturity	Average Contract Rate	Forward Position	Fair Value (Loss)

Currency to sell For U.S. Dollars

British Dollars (1)	7	1.7710	$44,300	$302	31	1.60	$36,916	$(231)
Canadian Dollars (2)	16	1.3040	4,000	(38)	-	-	-	-
Canadian Dollars (2)	49	1.3069	4,000	(64)	-	-	-	-
Canadian Dollars (2)	76	1.3095	4,000	(79)	-	-	-	-
Currency to sell For CDN Dollars

British Pounds (1)	-	-	-	-	31	2.51	$23,163	$(171)
Currency to buy buy WithU.S. Dollars

Canadian Dollars (3)	16	1.3600	4,000	-	-	-	-	-
Canadian Dollars (3)	49	1.3600	4,000	5	-	-	-	-
Canadian Dollars (3)	76	1.3600	4,000	13	-	-	-	-

(1)   Forward contracts
(2)   Calls sold
(3)   Puts purchased

Interest Rate Risk
We use interest rate swaps to minimize our interest rate exposures between fixed and floating rates on long-term debt. We do not enter into speculative financial contracts of any type. The fair values of the swaps are determined using estimated market levels. Under interest rate swaps, we agree with other parties to exchange at specified intervals the difference between the fixed rate and floating rate interest amounts calculated by reference to the agreed notional principal amount.

As of December 31, 2003, we had one interest rate swap outstanding with a notional value of $34,000 and a fair value of $(483). Under this arrangement, we paid 7.6% and received 10.0% in 2003. We had a $24,286 swap outstanding during 2002 that matured on December 1, 2002. In 2002, we paid 13.7% and received 1.9% on this swap.

The interest rates on most of our debt agreements are fixed. A 10% increase or decrease in the interest rates of the variable debt agreements would be immaterial to our net income. The fair value of our publicly held debt is based on the price at which the bonds are traded or quoted at December 31, 2003 and 2002. All other debt fair values are determined from quoted market interest rates at December 31, 2003 and 2002.

Following is a summary of our outstanding debt as of December 31, 2003 and 2002 (see Note 10 to the Consolidated Financial Statements for additional information on our debt):

	_____________2003______________			________________2002_______________

Year	Debt	Weighed Average Interest Rate	Fair Value	Debt	Weighted Average Interest Rate	Fair Value
2003				$2,779	10.7%	2,779
2004	$8,167	6.2%	$8,167	607	13.8%	602
2005	2,219	9.7%	2,219	607	13.8%	602
2006	1,841	8.6%	1,841	300	13.8%	298
2007	1,420	6.8%	1,420	11	14.3%	11
2008	3,609	6.4%	3,609	-	-%	-
2009 and beyond	520,877	8.5%	486,374	521,762	8.5%	340,756

	$538,133		$503,630	$526,066		$345,048

We do not use derivative financial instruments in our investment portfolios. We place any cash equivalent investments in instruments that meet the credit quality standards established within our investment policies, which also limit the exposure to any one issue. At December 31, 2003, we had no material investments in cash equivalent instruments. At December 31, 2002, we had $70,133 invested primarily in time deposits with average maturity periods of 7 days and average rates at 1.2%. Due to the short maturity of our cash equivalents and restricted cash investments, the carrying value on these investments approximates fair value and our interest rate risk is not significant. A 10% increase or decrease in interest returns on invested cash would not have a material effect on our net income and cash flows at December 31, 2003 and 2002.

Commodity Risk
We are exposed to price risks associated with raw material purchases, most significantly with methanol, phenol and urea. For our commodity raw materials, we have purchase contracts, with periodic price adjustment provisions. In 2003, our suppliers were committed under these contracts to provide 100% of our estimated methanol requirements. Commitments with our phenol and urea suppliers provide up to 100% of our estimated requirements and also provide the flexibility to purchase a certain percentage of our needs in the spot market, when favorable to us. We expect these arrangements for raw materials to continue throughout 2004. Our commodity risk also is moderated through our use of customer contracts with selling price provisions that are indexed to publicly available indices for these commodity raw materials. All commodity futures that we enter into are approved by our Board of Directors.

We have a long-term contractual arrangement with the leading global melamine crystal producer to supply a minimum of 70% of our worldwide melamine crystal requirements. The melamine crystal we purchase under this agreement will be sourced from numerous supplier production sites and the temporary or permanent loss of any individual site would not likely have a material adverse impact on our ability to satisfy our melamine crystal requirements. We have no minimum purchase requirements under this contract.

Natural Gas Futures - Natural gas is essential in our manufacturing processes, and its cost can vary widely and unpredictably. In order to control our costs for natural gas, we hedge a portion of our natural gas purchases for all of North America. In 2003, we hedged approximately 69% of our actual natural gas usage. During 2003, we entered into futures contracts for natural gas usage through June 2004. The contracts are settled for cash each month based on the closing market price on the last day the contract trades on the New York Mercantile Exchange. Our commitments settled under these contracts totaled $4,866 and our related losses were $224 in 2003. At December 31, 2003, we had future commitments under these contracts of $1,359.

We were in previous natural gas futures contracts with varying settlement dates during 2001and 2002. Commitments settled under these contracts totaled $1,210 and our related losses were $264 in 2002. These contracts terminated prior to December 31, 2002.

We recognize gains and losses on commodity futures contracts each month as gas is used. Our future commitments are marked to market on a quarterly basis. We recorded a gain of $11 at December 31, 2003 related to our natural gas futures contracts.

Natural Gas Commitments - In 2000, we entered into fixed rate, fixed quantity contracts to secure a portion of future natural gas usage for certain facilities. We entered into these contracts to partially hedge our risk of natural gas price fluctuations in peak usage months. Our gas purchases under these contracts totaled $402 and $671 in 2003 and 2002, respectively. We recorded a gain of $16 at December 31, 2002 and a loss of $545 at December 31, 2001 for the difference between the fair value and the carrying value of our future natural gas commitments. These contracts expired early in 2003, and we have no natural gas purchase commitments at year-end 2003.

Other Matters
Our operations are subject to the usual hazards associated with chemical manufacturing and the related storage and transportation of feedstocks, products and wastes, including, but not limited to, combustion, inclement weather and natural disasters, mechanical failure, unscheduled downtime, transportation interruptions, remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases and other environmental risks. These potential hazards could cause personal injury or loss of life, severe damage to or destruction of property and equipment and environmental damage and could result in suspension of our operations and the imposition of civil or criminal penalties. We have significant operational management systems, preventive procedures and protective safeguards to minimize the risk of an incident and to ensure the safe continuous operation of our facilities. In addition, we maintain property, business interruption and casualty insurance that we believe is in accordance with customary industry practices, but we are not fully insured against all potential hazards incidental to our business.

Due to the nature of our business and the current litigious climate, product liability litigation, including class action lawsuits claiming liability for death, injury or property damage caused by our products, or by other manufacturers’ products that include our components, is inherent to our business but historically has been immaterial. However, our current product liability claims and any future lawsuits, could result in damage awards against us, which in turn could encourage additional litigation.

Recently Issued Accounting Standards

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also include more detailed disclosures with respect to guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for interim or annual periods ending after December 15, 2002. We have adopted FIN 45 and included the additional requirements with respect to guarantees in Note 21 to the Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” ("FIN 46”) to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements, the assets, liabilities and activities of another entity. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. In December 2003, the FASB issued a revision of FIN 46 deferring the effective date for implementation. We have no variable interest entities; therefore, the implementation of FIN 46 will not have an impact on our results of operations and financial condition.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The clarification provisions of this statement require that contracts with comparable characteristics be accounted for similarly. This statement is effective for any new derivative instruments entered into after June 30, 2003. We adopted SFAS No. 149 on July 1, 2003, and the adoption did not have an impact on our financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement addresses the accounting for certain financial instruments that, under previous guidance, could be accounted for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in the statement of financial position. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Our adoption of SFAS No. 150 on July 1, 2003 did not have a material impact on our financial statements.

In December 2003, the FASB issued SFAS No. 132 (as revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, and a revision of FASB Statement No. 132.” The new rules require additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. This Statement is effective for our fiscal years ending after December 15, 2003, except for certain disclosures on foreign plans, which are effective for fiscal years ending after June 15, 2004. We have adopted SFAS No. 132 (as revised 2003) and included the additional disclosures in Notes 12 and 13 to the Consolidated Financial Statements. We elected to include the disclosures for our foreign plans in 2003.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the “Risk Management” section included in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS
BORDEN CHEMICAL, INC.
	Year Ended December 31,
(In thousands, except per share data)	2003	2002	2001

Net sales	$1,434,813	$1,247,885	$1,372,141
Cost of goods sold	1,148,519	968,657	1,060,642

Gross margin	286,294	279,228	311,499

Distribution expense	66,383	61,927	63,929
Marketing expense	42,398	42,503	42,046
General & administrative expense	100,021	109,237	127,967
(Gain) loss on sale of assets	(746)	282	(3,772)
Loss on divestiture of business	-	-	2,303
Business realignment expense and impairments	4,748	19,699	126,408
Other operating expense	6,948	11,872	28,113

Operating income (loss)	66,542	33,708	(75,495)

Interest expense	46,138	47,315	51,613
Affiliated interest expense, net	558	1,402	11,488
Other non-operating expense (income)	1,529	(5,989)	1,841
Investment write-downs	-	-	27,000

Income (loss) from continuing operations before income tax	18,317	(9,020)	(167,437)
Income tax benefit	(4,659)	(2,262)	(30,833)

Income (loss) from continuing operations	22,976	(6,758)	(136,604)

Income from discontinued operations, net of tax	-	-	11,804

Income (loss) before cumulative effect of change in accounting principle	22,976	(6,758)	(124,800)

Cumulative effect of change in accounting principle	-	(29,825)	-

Net income (loss)	22,976	(36,583)	(124,800)

Preferred stock dividends	-	-	(61,846)

Net income (loss) applicable to common stock	$ 22,976	$ (36,583)	$ (186,646)

Comprehensive income	$ 60,420	$ (67,784)	$ (198,959)

CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
BORDEN CHEMICAL, INC.

	Year ended December 31,
(In thousands, except per share data)	2003	2002	2001

Basic and Diluted Per Share Data

Income (loss) from continuing operations	$ 0.11	$ (0.03)	$ (0.69)

Income from discontinued operations, net of tax	-	-	0.06

Income (loss) before cumulative effect of change in accounting principle	0.11	(0.03)	(0.63)

Cumulative effect of change in accounting principle	-	(0.15)	-

Net income (loss)	0.11	(0.18)	(0.63)

Preferred stock dividends	-	-	(0.31)

Net income (loss) applicable to common stock – basic	$ 0.11	$ (0.18)	$ (0.94)

Net income (loss) applicable to common stock – dilutive	$ 0.11	$ (0.18)	$ (0.94)

Average number of common shares outstanding during the period – basic	200,898	200,458	198,997

Average number of common shares outstanding during the period – dilutive	200,924	200,458	198,997

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
BORDEN CHEMICAL, INC.

(In thousands)
	December 31,	December 31,
ASSETS	2003	2002

Current Assets
Cash and equivalents	$ 28,162	$ 14,740
Restricted cash	-	67,049
Accounts receivable (less allowance for doubtful accounts of
$14,459 in 2003 and $12,219 in 2002)	196,093	170,822
Accounts receivable from affiliates	354	5,840
Inventories:
Finished and in-process goods	42,292	45,178
Raw materials and supplies	38,819	41,079
Deferred income taxes	27,085	28,869
Other current assets	13,551	13,232

	346,356	386,809

Investments and Other Assets
Deferred income taxes	113,434	118,368
Other assets	21,725	19,615

	135,159	137,983

Property and Equipment
Land	32,585	31,964
Buildings	103,774	98,313
Machinery and equipment	691,249	649,782

	827,608	780,059
Less accumulated depreciation	(378,724)	(340,321)

	448,884	439,738

Goodwill	57,516	39,640
Other Intangible Assets	5,951	7,610

Total Assets	$993,866	$1,011,780

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
BORDEN CHEMICAL, INC.

(In thousands except share data)
	December 31,	December 31,
LIABILITIES AND SHAREHOLDERS’ DEFICIT	2003	2002

Current Liabilities
Accounts and drafts payable	$ 127,174	$ 113,549
Accounts payable to affiliates	16	2,580
Debt payable within one year	8,167	2,779
Loans payable to affiliates	18,260	84,680
Other current liabilities	103,231	97,932

	256,848	301,520

Other Liabilities
Long-term debt	529,966	523,287
Non-pension postemployment benefit obligations	128,723	145,384
Other long-term liabilities	174,522	202,482

	833,211	871,153

Commitments and Contingencies (See Note 22)

Shareholders’ Deficit
Common stock - $0.01 par value: authorized 300,000,000 shares,
Issued 200,895,628 and 200,923,628 shares in 2003 and 2002, respectively	2,009	2,009
Paid-in capital	1,224,011	1,172,344
Receivable from parent	(512,094)	(463,516)
Deferred compensation	(1,488)	(2,679)
Accumulated other comprehensive income	(128,193)	(165,637)
Accumulated deficit	(680,438)	(703,414)

	(96,193)	(160,893)

Total Liabilities and Shareholders’ Deficit	$ 993,866	$1,011,780

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
BORDEN CHEMICAL, INC.

	Year ended December 31,
(In thousands)	2003	2002	2001

Cash Flows from (used in) Operating Activities
Net income (loss)	$ 22,976	$ (36,583)	$ (124,800)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Loss on divestiture of businesses	-	-	2,303
(Gain) loss on the sale of assets	(746)	282	(3,772)
Deferred tax provision (benefit)	6,223	16,023	(25,883)
Depreciation and amortization	47,319	47,947	59,361
Deferred compensation expense	1,191	892	-
Business realignment expense and impairments	4,748	19,699	126,408
Cumulative effect of change in accounting principle	-	29,825	-
Investment write-downs and other charges	-	-	27,000
Other non-cash adjustments	1,070	(822)	3,063
Net change in assets and liabilities:
Accounts receivable	(3,217)	(12,596)	31,698
Inventories	10,731	2,552	14,679
Accounts and drafts payable	2,492	(8,303)	(20,230)
Income taxes	(30,291)	(21,780)	44,130
Other assets	3,581	(2,571)	(72,388)
Other liabilities	(32,051)	(24,205)	33,551

	34,026	10,360	95,120

Cash Flows (used in) from Investing Activities
Capital expenditures	(41,820)	(38,773)	(47,408)
(Purchase) proceeds from sale of businesses	(14,691)	-	96,977
Proceeds from the sale of assets	14,197	10,237	160,888
Proceeds from sale of note receivable to an affiliate	-	110,000	-
Other, net	-	-	524

	(42,314)	81,464	210,981

Cash Flows from (used in) Financing Activities
Net short-term debt borrowings (repayments)	5,388	1,255	(41,763)
Borrowings of long-term debt	7,925	-	57,400
Repayments of long-term debt	(1,246)	(10,764)	(54,000)
Affiliated (repayments) borrowings	(66,420)	6,130	(212,432)
Payment of note payable to unconsolidated subsidiary	-	(31,581)	-
Decrease (increase) in restricted cash	67,049	(66,165)	(884)
Interest received from parent	-	-	48,578
Common stock dividends paid	-	-	(48,578)
Preferred stock dividends paid	-	-	(73,724)
Repurchases, net of sale, of common stock from/to management	(286)	(591)	-
Capital contribution from affiliates	9,300	-	17,000

	21,710	(101,716)	(308,403)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
BORDEN CHEMICAL, INC.

	Year ended December 31,
(In thousands)	2003	2002	2001

Increase (decrease) in cash and equivalents	$13,422	$(9,892)	$(2,302)
Cash and equivalents at beginning of year	14,740	24,632	26,934

Cash and equivalents at end of year	$28,162	$14,740	$24,632

Supplemental Disclosures of Cash Flow Information
Cash paid (received):
Interest, net	$45,466	$46,928	$70,258
Income taxes, net	19,368	978	(36,186)
Non-cash activity:
Capital contribution by parent	17,002	24,440	21,038
Contribution of preferred stock and accrued dividend by parent	-	-	620,922
Reclassification of minimum pension liability adjustment from (to) shareholders' equity	5,830	(17,075)	(66,580)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT BORDEN CHEMICAL, INC. (In thousands)

	Preferred Stock	Common Stock	Paid-in Capital	Receivable from Parent	Deferred Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balance, December 31, 2000	$614,369	$1,990	$353,309	$(414,937)	$ -	$(60,277)	$(480,185)	$14,269

Net income							(124,800)	(124,800)
Translation adjustments and other						(6,849)		(6,849)
Cumulative effect of change in accounting principle (net of $1,900 tax)						(3,300)		(3,300)
Derivative activity (net of $1,300 tax)						2,570		2,570
Minimum pension liability (net of $36,090 tax)						(66,580)		(66,580)

Comprehensive income								(198,959)

Preferred stock dividends							(61,846)	(61,846)
Common stock dividends			(36,434)					(36,434)
Interest accrued on notes from parent (net of $13,784 tax)			24,674	10,120				34,794
Gain on Consumer Adhesives Sale to affiliate (net of $37,428 tax)			94,847					94,847
Gain on sale of common stock equity investment to affiliate (net of $5,600 tax)			10,197					10,197
Common stock and warrants issued to management			1,236					1,236
Capital contribution from parent of preferred stock and accrued dividend	(614,369)		620,922					6,553
Capital contribution from parent			38,038					38,038

Balance, December 31, 2001	$ -	$1,990	$1,106,789	$(404,817)	$ -	$(134,436)	$(666,831)	$(97,305)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT BORDEN CHEMICAL, INC. (In thousands)

	Common Stock	Paid-in Capital	Receivable from Parent	Deferred Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balance, December 31, 2001	$1,990	$1,106,789	$(404,817)	$ -	$(134,436)	$(666,831)	$(97,305)

Net income						(36,583)	(36,583)
Translation adjustments					(14,856)		(14,856)
Derivative activity (net of $401 tax)					730		730
Minimum pension liability (net of $9,194 tax)					(17,075)		(17,075)

Comprehensive income							(67,784)

Repurchases of common stock from management	(1)	(1,341)					(1,342)
Restricted stock issued to mgmt.	16	3,555		(3,571)			-
Interest accrued on notes from parent (net of $20,545 tax)		38,154	(58,699)				(20,545)
Compensation expense on restricted stock				892			892
Common stock issued mgmt.	4	747					751
Capital contribution from parent		24,440					24,440

Balance, December 31, 2002	$2,009	$1,172,344	$(463,516)	$(2,679)	$(165,637)	$(703,414)	$(160,893)

Net income						22,976	22,976
Translation adjustments					31,614		31,614
Minimum pension liability (net of $3,139 tax)					5,830		5,830

Comprehensive income							60,420

Repurchases of common stock from management		(286)					(286)
Income tax on sale to affiliate of Consumer Adhesives note receivable		(5,925)					(5,925)
Interest accrued on notes from parent (net of tax of $17,002)		31,576	(48,578)				(17,002)
Capital contribution from parent		26,302					26,302
Compensation expense on restricted stock				1,191			1,191

Balance, December 31, 2003	$2,009	$1,224,011	$(512,094)	$(1,488)	$(128,193)	$(680,438)	$ (96,193)

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
(Dollars in thousands except per share data)

1.   Background and Nature of Operations

Borden Chemical, Inc. (the “Company”) was incorporated on April 24, 1899. The Company is engaged primarily in manufacturing, processing, purchasing and distributing forest products and industrial resins, formaldehyde, oilfield products and other specialty and industrial chemicals worldwide. In 2001, the Company sold its Consumer Adhesives business. The Company’s executive and administrative offices are located in Columbus, Ohio. Production facilities are located throughout the U.S. and in many foreign countries.

Domestic products are sold by the Company’s sales force throughout the U.S. to industrial users. To the extent practicable, international distribution techniques parallel those used in the U.S. and are concentrated in Canada, Western Europe, Latin America, Australia and Malaysia.

At December 31, 2003, 27 of a total 48 manufacturing and processing facilities are located in the U.S., and in 2003, approximately 63% of the Company's sales were generated in the U.S.

The Company has three reportable segments: North American Forest Products, North American Performance Resins Group and International. See Note 19.

The Company has been controlled by affiliates of Kohlberg Kravis Roberts & Co. ("KKR") since 1995. The Company's immediate parent is Borden Holdings, Inc. ("BHI"), a wholly owned subsidiary of BW Holdings, LLC ("BWHLLC"), an entity controlled by KKR.

In the fourth quarter of 2001, the Company (then known as Borden, Inc.) merged with its subsidiaries Borden Chemical, Inc. (“BCI”) and Borden Chemical Holdings, Inc. ("BCHI"), executed certain financial transactions with its parent and changed its name to Borden Chemical, Inc. (the "Corporate Reorganization"). See Note 3.

In 2001, through a series of transactions with affiliates, the Company sold Consumer Adhesives (the “Consumer Adhesives Sale”) for total proceeds of $94,120. As a result of the Consumer Adhesives Sale, this segment is reflected as a discontinued operation in the Consolidated Financial Statements in 2001. The Company retained continuing investments in Consumer Adhesives in the form of preferred stock and notes receivable. The notes receivable were sold to BHI in the fourth quarter of 2001 for their carrying value of $57,691. The preferred stock, with a carrying value of $110,000, was redeemed during the first quarter of 2002 for a $110,000 note receivable from Consumer Adhesives, which was subsequently sold to BHI in 2002 for face value plus accrued interest. In 2001, a pre-tax gain of $132,275 was recognized in Paid-in capital due to the affiliated nature of the transaction. In 2003, the Company recorded an adjustment of $5,925 in Paid-in capital to reflect additional tax expense associated with the sale of the $110,000 note receivable.

2.   Summary of Significant Accounting Policies

Significant accounting policies followed by the Company, as summarized below, are in conformity with generally accepted accounting principles.

Principles of Consolidation – The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, after elimination of intercompany accounts and transactions. The Company’s share of the net earnings of 20% to 50% owned companies is included in income on an equity basis.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. The most significant estimates reflected in the financial statements include environmental remediation, legal liabilities, deferred tax assets and liabilities and related valuation allowances, income tax accruals, pension and postretirement assets and liabilities, valuation allowances for accounts receivable and inventories, general insurance liabilities, asset impairments and related party transactions. Actual results could differ from estimated amounts.

Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Included in the Company’s cash equivalents and restricted cash are interest bearing time deposits of $70,133 in 2002. At December 31, 2003, the Company had no material investments in cash equivalent instruments. The effect of exchange rate changes on cash is not material.

Inventories – Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out method.

Property and Equipment – Land, buildings, and machinery and equipment are carried at cost. Depreciation is recorded on the straight-line basis by charges to expense at rates based on estimated useful lives of properties (average rates for buildings 3%; machinery and equipment 7%). Major renewals and betterments are capitalized. Maintenance, repairs and minor renewals are expensed as incurred.

Goodwill and Intangibles – The excess of purchase price over net tangible and identifiable intangible assets of businesses acquired is carried as Goodwill on the Consolidated Balance Sheet. As of January 1, 2002, the Company no longer amortizes goodwill. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over not more than 40 years.
Certain trademarks, patents and other intangible assets used in the operations of the business are carried as Other Intangible Assets on the Consolidated Balance Sheet. These intangible assets are amortized on a straight-line basis over the shorter of the legal or useful life of the asset. See Note 4.

Impairment – As events warrant but at least annually, the Company evaluates the recoverability of long-lived assets by assessing whether the carrying value can be recovered over their remaining useful lives through the expected future undiscounted operating cash flows of the underlying business. Any impairment loss required is determined by comparing the carrying value of the assets to operating cash flows on a discounted basis.

The Company performs an annual impairment test for goodwill and other intangibles. See Note 4.

General Insurance – The Company is generally self-insured for losses and liabilities relating to workers' compensation, health and welfare claims, physical damage to property, business interruption and comprehensive general, product and vehicle liability. The Company maintains insurance policies for certain items exceeding deductible limits. Losses are accrued for the estimated aggregate liability for claims using certain actuarial assumptions followed in the insurance industry and the Company's experience.

Legal Costs – The Company accrues for legal costs in the period in which a claim is made or an event becomes known, if the amounts are probable and reasonably estimable. Each claim is assigned a range of potential liability, with the most likely amount being accrued. The amount accrued includes all costs associated with a claim, including settlements, assessments, judgments, fines and legal fees.

Revenue Recognition – Revenue for product sales is recognized as risk and title to the product transfer to the customer, which usually occurs at the time shipment is made. Substantially all of the Company’s products are sold FOB (“free on board”) shipping point. The Company’s standard terms of delivery are included in its contracts of sales and invoices.

Shipping and Handling – The Company records freight billed to customers in net sales. Shipping costs are incurred to move the Company’s products from production and storage facilities to the customers. Handling costs are incurred from the point the product is removed from inventory until it is provided to the shipper and generally include costs to store, move and prepare the products for shipment. The Company incurred shipping costs of $66,383 in 2003, $61,927 in 2002 and $63,929 in 2001. These costs are classified as Distribution expense in the Consolidated Statements of Operations. Due to the nature of the Company’s business, handling costs incurred prior to shipment are not significant.

Foreign Currency Translations – Assets and liabilities of foreign affiliates are translated at the exchange rates in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the year. The effect of translation is accounted for as an adjustment to shareholders' equity and is included in other comprehensive income.

In addition, the Company incurred realized and unrealized net foreign transaction gains (losses) aggregating $438 in 2003, $1,307 in 2002 and $(912) in 2001.

Income Taxes – The Company files a consolidated U.S. Federal Income Tax return with BHI. Income tax expense is based on reported results of operations before income taxes. Deferred income taxes represent the tax effect of temporary differences between amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Deferred tax balances are adjusted to reflect tax rates, based on current tax laws, that will be in effect in the years in which temporary differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Derivative Financial Instruments – The Company primarily uses three types of derivatives: interest rate swaps to effectively convert a portion of the Company’s fixed rate obligations to variable, forward exchange contracts and options to reduce the Company’s cash flow exposure to changes in foreign exchange rates and natural gas futures to reduce the Company’s cash flow exposure to changes in natural gas prices. The Company does not hold or issue derivative financial instruments for trading purposes. The Company’s $34,000 interest rate swap agreement is accounted for as a hedge. All other derivatives are not accounted for using hedge accounting but are measured at fair value and recorded on the balance sheet as an asset or liability, depending upon the Company's underlying rights or obligations. See Notes 16 and 17.

Stock-Based Compensation – The Company accounts for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123.”

The following table sets forth the required annual reconciliation of reported and pro-forma net income and earnings per share (“EPS”) under SFAS No. 148:

	2003	2002	2001

Net income (loss) applicable to common stock	$22,976	$ (36,583)	$ (186,646)
Add: Stock-based employee compensation expense included in reported net income, net of related tax benefit	147	9	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since January 1, 1996, net of related tax effects	(211)	(94)	(382)

Pro-forma net income	$22,912	$ (36,668)	$ (187,028)

Average shares (in thousands) outstanding - basic	200,898	200,458	198,997
Average share (in thousands) outstanding - diluted	200,924	200,458	198,997
Per share as reported (basic and diluted)	$ 0.11	$ (0.18)	$ (0.94)
Per share pro forma (basic and diluted)	$ 0.11	$ (0.18)	$ (0.94)

Earnings Per Share – Basic and diluted net income attributable to common stock is computed by dividing net income by the weighted average number of common shares outstanding during the period including the effect of dilutive options, when applicable. At December 31, 2003, 5,532,360 options to purchase common shares of the Company were outstanding, of which 4,882,000 are considered dilutive. At December 31, 2002, 198,400 warrants and 3,426,040 options to purchase common shares of the Company were outstanding and not considered dilutive. At December 31, 2001, 1,039,864 warrants and 6,871,380 options to purchase common shares of the Company were outstanding and not considered dilutive. See Note 15.

The Company’s diluted EPS is calculated as follows:

	2003	2002	2001

Net income (loss) applicable to common shareholders	$ 22,976	$(36,583)	$(186,646)
Effect of dilutive options	-	-	-

Diluted EPS – Numerator	22,976	(36,583)	(186,646)

Average share outstanding (in thousands) – basic	200,898	200,458	198,997
Effect of dilutive options (in thousands)	26	-	-

Diluted EPS – Denominator (in thousands)	200,924	200,458	198,997

Diluted EPS	$ 0.11	$ (0.18)	$ (0.94)

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its temporary cash investments with high quality institutions and, by policy, limits the amount of credit exposure to any one institution. Concentrations of credit risk with respect to accounts receivable are limited, due to the large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographies. The Company generally does not require collateral or other security to support customer receivables.

Recently Issued Accounting Standards
In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also include more detailed disclosures with respect to guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for interim or annual periods ending after December 15, 2002. The Company has adopted FIN 45 and included the additional requirements with respect to guarantees in Note 21 to the Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” ("FIN 46”) to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements, the assets, liabilities and activities of another entity. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. In December 2003, the FASB issued a revision of FIN 46 deferring the effective date for implementation. The Company has no variable interest entities; therefore, the implementation of FIN 46 will not have an impact on its results of operations and financial condition.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The clarification provisions of this statement require that contracts with comparable characteristics be accounted for similarly. This statement is effective for any new derivative instruments entered into after June 30, 2003. The Company adopted SFAS No. 149 on July 1, 2003, and the adoption did not have an impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement addresses the accounting for certain financial instruments that, under previous guidance, could be accounted for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in the statement of financial position. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS No. 150 on July 1, 2003 did not have a material impact on the Company’s financial statements.

In December 2003, the FASB issued SFAS No. 132 (as revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, and a revision of FASB Statement No. 132.” The new rules require additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. This Statement is effective for the Company for fiscal years ending after December 15, 2003, except for certain disclosures on foreign plans, which are effective for fiscal years ending after June 15, 2004. The Company has adopted SFAS No. 132 (as revised 2003) and included the additional disclosures in Notes 12 and 13 to the Consolidated Financial Statements. The Company elected to include the disclosures for its foreign plans in 2003.

3.   Corporate Reorganization

In the fourth quarter of 2001, the Company merged with its subsidiaries BCHI and BCI, executed certain financial transactions with BHI and changed its name to Borden Chemical, Inc., from Borden, Inc., reflecting the fact that the only remaining segment of the Company was the chemical business. The Corporate Reorganization was undertaken to simplify the legal structure and strengthen the capital structure of the Company, and to reduce costs. As part of the Corporate Reorganization, certain functions were downsized, eliminated or transferred to a separate legal entity, Borden Capital, Inc. (“Capital”), also owned by BHI.

Subsequent to the Corporate Reorganization, Capital provided certain management, consulting and board services to the Company, as well as other entities owned by KKR, and charged fees to the Company and other affiliates for these services. The Company provided certain administrative services to Capital. The Company was charged a management fee of $9,000 in 2002, payable quarterly in arrears, for the net cost of Capital’s services.

The following transactions occurred as part of the Corporate Reorganization and are included in the 2001 results:

•   BHI contributed all of the outstanding Series A Cumulative Preferred Stock plus accumulated dividends of $6,553 to the Company as a capital contribution. The               significant impact of this transaction was to eliminate required annual future preferred dividend payments of $73,724.

•   The Company recorded severance costs of $1,501 for workforce reductions and additional costs of $2,044 related to the Corporate Reorganization. These amounts are                classified as Business realignment expense and impairments in the 2001 Consolidated Statement of Operations.

•   The Company sold certain assets to BHI for cash. The Company sold a common stock equity investment for its estimated fair value of $55,187 resulting in a pre-tax gain                of $15,797 that is recorded as an increase to Paid-in capital due to the affiliated nature of the transaction. Notes receivable from Consumer Adhesives were sold for their                carrying amount of $57,691, and a loan receivable from WKI Holding Company, Inc. ("WKI"), an affiliate of the Company, of $25,056 was sold for its fair value of                $18,056. Prior to the sale in 2001, the Company recorded a $7,000 charge that is included in investment write-downs and other charges to reflect the decline in fair value                of the WKI loan receivable.

•   The Company paid Capital $8,741 to assume certain liabilities, the estimated fair value at the date of sale, net of certain assets transferred, including accounts receivable                from WKI of $3,594. These liabilities were for accrued compensation, certain employee benefit obligations and accrued liabilities associated with the transferred                employees and functions.

•   Outstanding stock options on the stock of BCHI held by its management became options of the Company (see Note 15).

•   In addition, the Company settled the minority interest liability related to managements’ ownership of shares in BCHI by exchanging shares of the Company’s stock and               common stock warrants for the BCHI shares held by management. This resulted in an increase to Paid-in capital for 2001 of $1,236, the approximate fair value of the                liability.

In 2002, BHI decided to cease Capital's operations during the first half of 2003. Certain management, consulting and board services previously provided to the Company by Capital were assumed by the Company, while other such services were provided to the Company by KKR for an annual fee of $3,000. The Company recorded a charge, funded by BHI, of $5,500 in 2002 related to costs allocable to the Company in connection with the cessation of Capital's operations.

4.   Goodwill and Intangible Assets

At December 31, 2003, the Company’s management performed the annual goodwill impairment test. As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company identified the appropriate reporting units and identified the assets and liabilities (including goodwill) of the reporting units. The Company determined estimated fair values of the reporting units and assessed whether the estimated fair value of each reporting unit was more or less than the carrying amount of the assets and liabilities assigned to the units.

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

As a result of this test at December 31, 2003, the fair value of each reporting unit exceeded the carrying amount of assets and liabilities, except for the Company’s Malaysian reporting unit. Based on the excess of the carrying value over the estimated fair value of its Malaysian reporting unit, the Company recorded a goodwill impairment charge of $762 that represented 100% of the carrying amount. This impairment charge is reflected in the 2003 Consolidated Statement of Operations as Business realignment expense and impairments.

At December 31, 2002, the Company’s management performed the goodwill impairment test using the same methodology described above. No impairment charge was necessary as of December 31, 2002, as the fair values of all reporting units exceeded the carrying amount of the assets and liabilities assigned to the units.

Upon the adoption of SFAS No. 142, on January 1, 2002, the Company engaged Capital to determine estimated fair values of the Company’s reporting units as of December 31, 2001. Capital employed the same methodology used by the Company, as described above, to estimate the fair value of the reporting units. As a result of the initial test, the fair value of each reporting unit exceeded the carrying amount of assets and liabilities assigned, except for the Company’s European reporting unit. Based on the excess of the carrying value over the estimated fair value of its European reporting unit, the Company recorded a goodwill impairment charge of $29,825 that represented 100% of the December 31, 2001 carrying amount. This impairment charge is reported as Cumulative effect of change in accounting principle in the 2002 Consolidated Statement of Operations.

The following table provides a comparison of 2003, 2002 and 2001 as if the new accounting principle were applied in 2001:

	Year Ended December 31,

	2003	2002	2001

Reported net income (loss)	$22,976	$(36,583)	$(124,800)
Add back goodwill amortization	-	-	3,712

Adjusted net income (loss)	22,976	(36,583)	(121,088)
Add back cumulative effect of change in accounting principle	-	29,825	-

Adjusted net income (loss) before cumulative effect of change in accounting principle	$22,976	$ (6,758)	$121,088)

Basic and diluted per share data:

Reported net income (loss)	$0.11	$(0.18)	$(0.63)
Add back goodwill amortization	-	-	0.02

Adjusted net income (loss)	0.11	(0.18)	(0.61)
Add back cumulative effect of change in accounting principle	-	0.15	-

Adjusted net income (loss) before cumulative effect of change in accounting principle	$0.11	$(0.03)	$(0.61)

The changes in the carrying amount of goodwill for the year ended December 31, 2003 and 2002 are as follows:

	N.A. Forest Products	N.A. Performance Resins	International	Total

Goodwill balance at December 31, 2001	$20,713	$19,487	$31,199	$71,399
Less goodwill impairment recognized upon adoption of SFAS No. 142	-	-	(29,825)	(29,825)
Acquisitions/divestitures	-	(1,343)	-	(1,343)
Foreign currency translation	6	-	(597)	(591)

Goodwill balance at December 31, 2002	$20,719	$18,144	$ 777	$39,640
Acquisitions/divestitures	4,068	-	14,387	18,455
Impairment	-	-	(762)	(762)
Foreign currency translation	167	-	16	183

Goodwill balance at December 31, 2003	$24,954	$18,144	$14,418	$57,516

Intangible assets with identifiable useful lives, which continue to be amortized, consist of the following:

	At December 31, 2003		At December 31, 2002

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Customer list and contracts	$ 7,559	$ 4,619	$ 6,559	$3,736
Formulas and technology	6,524	4,925	6,524	4,331
Unrecognized prior service cost	2,657	1,309	2,657	153
Other	744	680	744	654

	$17,484	$11,533	$16,484	$8,874

The impact of foreign currency translation adjustments is included in accumulated amortization.

Total intangible amortization expense for the year ended December 31, 2003, 2002 and 2001 was $1,508, $1,555 and $1,653, respectively.

Estimated annual intangible amortization expense for 2004 through 2008 is as follows:
2004	$1,700
2005	970
2006	350
2007	180
2008	150

    5.   Business Acquisitions and Divestitures

Acquisitions
All of the Company’s acquisitions described below have been accounted for using the purchase method of accounting. Accordingly, results of operations of the acquired entities have been included from the date of acquisition, and any excess of purchase price over the sum of amounts assigned to identified assets and liabilities has been recorded as goodwill. The pro forma effects of the acquisitions are not material.

During 2003, the Company acquired Fentak Pty. Ltd. (“Fentak”), an international manufacturer of specialty chemical products for engineered wood, laminating and paper impregnation markets, and the business and technology assets of Southeastern Adhesives Company (“SEACO”), a domestic producer of specialty adhesives, for total cash of $14,691. Fentak was acquired in November, 2003 and SEACO was acquired on December 31, 2003. The Company is required to make additional deferred payments for these acquisitions of approximately $3,050 and contingent future payments of $1,500. The Company recorded goodwill totaling $18,455 for these acquisitions.

In the second quarter of 2001, the Company and Delta-HA, Inc. (“Delta”) merged their North American foundry resins and coatings businesses forming HA-International, LLC (“HAI”). In conjunction with the merger, the Company recorded an accrual of approximately $7,000 to restructure operations of the acquired entity, a minority interest liability of $4,500 to recognize the 25% minority interest and goodwill of approximately $9,000.

The Limited Liability Agreement of HAI provides Delta the right to purchase between 3-5% of additional interest in HAI each year, beginning in 2004. Delta is limited to acquiring a maximum of 25% of additional interest in HAI under this arrangement. Pursuant to this provision, in the first quarter of 2004, Delta provided the Company with written notice of their intention to exercise their option to purchase an additional 5% interest in 2004. Delta’s purchase price of the interest is based on the enterprise value of HAI determined by applying a contractually agreed upon multiple to EBITDA, as defined in the agreement.

Divestitures
In 2003, the Company sold its idled melamine crystal business (“Melamine”). The gain from the sale was recorded as business realignment income. See Note 6.

In 2001, the Company divested its chemical operation in Ecuador. Proceeds from the sale of the Ecuador chemical business were $5,275, which resulted in a pre-tax loss of $2,303.

6.   Business Realignment and Asset Impairments

In June 2003, the Company initiated a realignment program designed to reduce operating expenses and increase organizational efficiency. To achieve these goals, the Company is reducing headcount, streamlining processes, consolidating manufacturing processes and reducing general and administrative expenses. The Company is combining jobs where practical and has eliminated over 200 positions as of the end of 2003 related to this program. To further reduce future general and administrative expenses, the Company has reduced contract work, consolidated and eliminated positions and streamlined the administration of medical and other postretirement benefits. The Company anticipates this program will be completed in 2004. The Company expects to incur additional costs in 2004 related to this program.

In addition to the June 2003 realignment program, the Company has realignment activities from programs initiated in previous years, primarily related to plant consolidations and reorganization of certain administrative functions. Following is a discussion of realignment activities and impairments recognized during the past three years.

Year Ended December 31, 2003

During 2003, the Company recorded net business realignment expense and impairments of $4,748, consisting of plant closure costs (which include plant employee severance and plant asset impairments) and other severance and employee costs of $13,825, gains on the sale of assets of $12,260 and other non-cash asset impairment charges of $3,183.

Provided below is a rollforward of the business realignment reserves for 2003:

	Reserves 12/31/02	2003 Expense	2003 Settlements/Payments	Reserves 12/31/03

Plant closure costs
Prior years’ programs	$ 9,568	$ 144	$ (4,971)	$ 4,741
June 2003 program	-	6,844	(3,356)	3,488
Other severance costs
Prior years’ programs	3,996	3,670	(6,515)	1,151
June 2003 program	-	3,167	(2,020)	1,147

Total reserve activity	$13,564	$13,825	$(16,862)	10,527

Plant Closure Costs
Plant closure costs in 2003 include $144 for prior years’ programs and $6,844 for 2003 programs.

Costs relating to prior years’ programs include environmental remediation of approximately $800 for closed plants in Brazil and other plant closure costs of approximately $900. Partially offsetting these costs was a reduction of reserves of approximately $1,600 for Melamine, which was sold in the second quarter of 2003.

The $6,844 of charges relating to the 2003 realignment program included costs associated with two plant consolidation programs. As a result of consolidating manufacturing processes, the Company’s facility in France has been converted into a distribution center, and the manufacturing has transitioned to the U.K., resulting in plant closure costs of $5,414, including plant employee severance of approximately $3,600, asset impairment charges of $1,427 and other costs of approximately $400. Additionally, manufacturing was transitioned from the Company’s North Bay, Ontario plant to another facility, and the North Bay site was idled as of the end of 2003, resulting in asset impairment charges of $1,430.

Other Severance Costs
Other severance costs for 2003 include $3,167 relating to the 2003 program and $3,670 relating to prior years’ programs. The 2003 severance related to the elimination of 200 positions under the June 2003 realignment program, as discussed above.

Gain on the Sale of Assets
In 2003, the Company sold Melamine and land associated with a closed plant in the U.K. for gains of $12,260. The gains related to these sales were recorded as business realignment income because the facilities were closed in conjunction with prior years’ realignment programs.

Asset Impairment
The Company recorded other asset impairment charges of $3,183 in 2003. Of the total, $1,421 was for the write-down of assets at various international manufacturing facilities, $1,000 was for a facility held for sale and the remaining $762 related to the write-down of goodwill carried by the Company’s Malaysian operations.

Year Ended December 31, 2002

During 2002, the Company recorded net business realignment expense and impairments of $19,699, consisting of plant closure costs of $12,584, other severance and employee costs of $3,265, a gain on the sale of assets of $2,465 and non-cash impairment charges of $6,315.

Plant Closure and Other Severance and Employee Costs
Provided below is a roll forward of the business realignment reserve activity for 2002:

	Reserves 12/31/01	2002 Expense	2002 Settlements/ Payments	Reserves 12/31/02

Plant closure costs	$14,067	$12,584	$(17,083)	$ 9,568
Other severance costs	8,360	3,265	(7,629)	3,996

Total reserve activity	$22,427	$15,849	$(24,712)	$13,564

Plant closure costs in 2002 of $12,584 consist of plant employee severance of $2,721, demolition, environmental and other costs of $8,764 and a $1,099 increase to the reserve related to revised estimates of environmental clean-up and demolition for several locations closed in previous years.

Gain on the Sale of Assets
In 2002, the Company sold land associated with a closed plant in Spain and recorded a gain of $2,465. The gain related to this sale was recorded as business realignment income because the facility was closed in conjunction with prior years’ realignment programs.

Asset Impairment
The Company recorded asset impairment charges of $6,315 in 2002. Of the total, $5,275 related to the write-down of fixed assets at various international manufacturing facilities and $1,040 was for a facility held for sale.

Year Ended December 31, 2001

During 2001, the Company recorded net business realignment expense and impairments of $126,408, consisting of plant closure costs of $23,285, other severance and employee costs of $12,582, a gain on the sale of assets of $10,507 and non-cash impairment charges of $101,048.

Plant Closure and Other Severance and Employee Costs
Plant closure costs in 2001 of $23,285 consist of fixed asset write-offs of $11,863, plant employee severance of $1,862 and demolition, environmental and other costs of $9,560.

Gain on the Sale of Assets
In 2001, the Company sold land associated with a closed domestic plant and recorded a gain of $10,507. The gain related to this sale was recorded as business realignment income because the facility was closed in conjunction with prior years’ realignment programs.

Asset Impairment
In the fourth quarter of 2001, the Company decided to cease operations at Melamine and to offer it for sale. As of the end of 2001, no sale had been negotiated, and in January 2002, the plant was shut-down. Under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” the Company recorded a 2001 impairment charge of $98,163 for the fixed assets ($62,527), goodwill ($32,701) and spare parts ($2,935) of Melamine.

Also, in the fourth quarter of 2001, the Company discontinued construction of a new plant facility and recorded an impairment charge of $2,885 to write-down the engineering, construction and other costs incurred to the estimated net realizable value of the land and building.

7.   Discontinued Operations

The summary of discontinued operations below includes Consumer Adhesives’ results through August 2001, the date of the Consumer Adhesives Sale:
2001

Net sales	$106,307

Income before income taxes	17,404
Income tax expense	5,600

Income from discontinued operations	$ 11,804

Proceeds from the Consumer Adhesives sale were $94,120, net of cash sold with the business, resulting in a pre-tax gain of $132,275, which was recorded in Paid-in capital due to the affiliated nature of the transaction. See Note 1.

8.   Comprehensive Income

Comprehensive income includes the following items:

	2003	2002	2001

Net income (loss)	$22,976	$(36,583)	$(124,800)
Foreign currency translation adjustments	31,614	(14,856)	(12,649)
Reclassification adjustments	-	-	5,800
Cumulative effect of change in accounting principle	-	-	(3,300)
Derivative activity	-	730	2,570
Minimum pension liability (see Note 12)	5,830	(17,075)	(66,580)

	$60,420	$(67,784)	$(198,959)

The foreign currency translation adjustments in 2003 primarily relate to favorable exchange rates in Canada, Latin America and Australia. In 2002, the foreign currency translation adjustments primarily relate to unfavorable exchange rates in Latin America. The 2001 foreign currency translation adjustments primarily relate to unfavorable exchange rates in Latin America and Canada.

The 2001 reclassification adjustment reflects the accumulated translation adjustment recognized on the sale of the Company’s operations in Ecuador.

The cumulative effect of change in accounting principle and derivative activity represents the impact of the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001. The Company recorded a pre-tax initial transition adjustment to Accumulated other comprehensive income of $5,200 of which $1,330 and $3,870 was reclassified into earnings for the year ended December 31, 2002 and 2001, respectively.

The components of Accumulated other comprehensive income as of December 31, 2003 and 2002 are as follows:

	2003	2002

Cumulative foreign currency translation adjustments	$ (49,923)	$ (81,537)
Minimum pension liability, net of tax	(78,270)	(84,100)

	$(128,193)	$(165,637)

9.   Investments in Affiliates

The Company had no continuing investments in affiliates at December 31, 2003 and 2002.

The Company sold a common stock equity investment in 2001 for $64,141. Of the total proceeds, $55,187 was received from BHI as part of the Corporate Reorganization (see Note 3), and the related pre-tax gain of $15,797 was recorded in Paid-in capital due to the affiliated nature of the transaction. The remaining $8,954 was received from sales to third parties, and a related gain of $4,400 was reflected in the 2001 Consolidated Statement of Operations as Gain on the sale of assets.

In 2001, the Company wrote-off its $10,000 investment in WKI preferred stock, $7,000 of a loan receivable from WKI and its remaining $10,000 investment in BCP Management, Inc. (“BCPM”), a former subsidiary of the Company. The write-offs are reflected in Investment write-downs and other charges in the 2001 Consolidated Statement of Operations.

BCPM filed for protection under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware on March 22, 2002. As a result of the bankruptcy of BCPM, the Company no longer consolidated BCPM in its Consolidated Financial Statements. There was no impact on previously reported amounts of net (loss) income as a result of the deconsolidation. The Company’s investment in BCPM was written-off in 2001, as described above. In the first quarter of 2003, the assets of BCPM were transferred to a liquidating agent, and the Company’s ownership interest was extinguished.

10.   Debt and Lease Obligations

Debt outstanding at December 31, 2003 and 2002 is as follows:

	2003		2002

	Long-Term	Due Within One Year	Long-Term	Due Within One Year

9.2% debentures due 2021	$114,800		$114,800
7.875% debentures due 2023	246,782		246,782
Sinking fund debentures:
8-3/8% due 2016	78,000		78,000
9-1/4% due 2019	47,295		47,295
Industrial Revenue Bonds (at an average rate of 3.1% in 2003 and 1.6% in 2002)	34,000		34,885
Other (at an average rate of 8.1% in 2003 and 13.8% in 2002)	9,089	$2,221	1,525

Total current maturities of long-term debt		2,221

Short-term debt (primarily foreign bank loans at an average rate of 4.8% in 2003 and 10.7% in 2002)	-	5,946	-	$2,779

Total debt	$529,966	$8,167	$523,287	$2,779

The Company entered into a three-year asset based revolving credit facility dated September 23, 2002 (the "Credit Facility") which provides for a maximum borrowing of $175,000, including letters of credit (“LOC”). The Credit Facility replaced an uncommitted LOC facility (discussed below) and the prior $250,000 credit facility that expired on July 13, 2002.

The Credit Facility is secured with inventory and accounts receivable in the United States, Canada and the U.K., a portion of property and equipment in Canada and the U.K. and the stock of certain subsidiaries. Maximum borrowing allowable under the Credit Facility is determined monthly and is based upon specified percentages of eligible accounts receivable, inventory and fixed assets. The Credit Facility contains restrictions on dividends, limitations on borrowings from affiliates ($30,000), capital expenditures ($68,000 in 2004) and payment of management fees ($5,000 per year). It also has a minimum trailing EBITDA twelve-month fixed charge coverage ratio requirement (as defined) of 1.5 to 1.0 if aggregate availability is less than $25,000, 1.25 to 1.0 if aggregate availability is between $25,000 and $50,000 and 1.1 to 1.0 if aggregate availability is between $50,000 and $75,000. There are no fixed coverage ratio requirements when aggregate availability exceeds $75,000. As of December 31, 2003, the maximum borrowing allowable under the Credit Facility was approximately $144,000, of which approximately $98,000, net of LOCs, was unused and available; therefore, the Company had no fixed charge coverage ratio requirements.

Under the terms of the Credit Facility the Company has the ability to borrow funds at either the prime rate plus an applicable margin (“the prime rate option”) or at LIBOR plus an applicable margin. The Company must designate which option it chooses at the time of the borrowing. Currently the applicable margin for any prime rate borrowing is 75 basis points and for any LIBOR borrowing is 225 basis points. As of December 31, 2003 there were borrowings of $220 outstanding under the prime rate option, equivalent to 6.0%. For LOCs issued under the Credit Facility, the Company pays a per annum fee equal to the LIBOR applicable margin, or 2.25%, plus a fronting fee of .125%. In addition, the Company pays a .50% per annum fee on the amount of the revolving loan commitment less any borrowings or outstanding LOCs. The Company incurred commitment fees of $557 in 2003 related to the Credit Facility.

Under an uncommitted LOC facility, the Company provided cash collateral equivalent to 101% of LOCs outstanding which was classified as Restricted cash on the Consolidated Balance Sheet as of December 31, 2002. In early July 2003, the Company completed the process of transferring all the LOCs under this facility to the Credit Facility.

The Company’s Australian subsidiary entered into a five-year asset-backed credit facility in the fourth quarter of 2003 (the "Australian facility"), which provides for a maximum borrowing of AUD$19,900, or approximately $15,000. At December 31, 2003, outstanding debt under this facility was $12,178, of which $7,670 is classified as long-term. In addition, there were approximately $400 of outstanding LOCs under the facility. The Australian facility provided the funding for the Fentak acquisition made in the fourth quarter of 2003 (see Note 5) and is secured by mortgages on the fixed assets of the Australian business and the stock of Australian subsidiaries. This facility includes a fixed rate facility used for the acquisition, as well as a revolver. The Australian facility contains restrictions relative to the Australian businesses on dividends, the sale of assets and additional borrowings. The Australian facility also contains financial covenants applying to the Australian subsidiaries including current ratio, interest coverage, debt service coverage and leverage. The fixed portion of the Australian facility requires minimum quarterly principal reductions totaling AUD$450 (approximately $330). The Australian facility requires semi-annual principal reductions based on a portion of excess cash as defined in the agreement. As of December 31, 2003, of the maximum borrowing allowable under the Australian Facility, AUD$3,178 (approximately $2,400) was unused and available.

Additional international credit facilities provide availability totaling approximately $29,900. Of this amount, approximately $15,900 (net of LOCs and other guarantees of approximately $7,700 and $2,300 of other draws) was available to fund working capital needs and capital expenditures at December 31, 2003. Of the total $2,310 of outstanding debt, $1,419 was classified as long-term. There is an additional $4,000 available for which usage is restricted to capital investments and for foreign currency hedging. While these facilities are primarily unsecured, portions of the lines are secured by equipment and with $1,442 of cash. The Company guarantees up to $6,700 of the debt of one of its Brazilian subsidiaries, included in these facilities.

The Company and HAI had affiliated borrowing arrangements with Borden Foods Holding Corporation (“Foods”) during 2003. See Note 20.

HAI entered into a three-year asset based revolving credit facility on January 28, 2004, which provides for a maximum borrowing of $20,000 (the “HAI facility”). The HAI facility replaced the affiliated loan agreement with Foods. The HAI facility is secured with inventory, accounts receivable and property and equipment of HAI. Maximum borrowing allowable under the HAI facility is based upon specific percentages of eligible accounts receivable and inventory.  The HAI facility provides up to $2,000 for LOCs. The HAI facility contains restrictions relative to HAI on dividends, affiliate transactions, minimum availability ($2,000), additional debt and capital expenditures ($2,000 in 2004). In addition, HAI is required to maintain a minimum trailing twelve-month debt coverage ratio of 1.5 to 1.0.

The Company finances certain insurance premiums outside of the Credit Facility. Short-term borrowings include $2,548 and $975 related to this arrangement at December 31, 2003 and 2002, respectively.

On October 1, 2003, the Company exercised its option to redeem, at par, the remaining $885 of County of Maricopa Industrial Revenue Bonds (“IRBs”). In October 2003, the Company converted the $34,000 Parish of Ascension IRBs to a fixed interest rate and, by doing so, eliminated the requirement to maintain a backup letter of credit of approximately $34,500. The elimination of this LOC increased availability under the Credit Facility.

During the fourth quarter of 2002, the Company repurchased $7,368 of the outstanding publicly held bonds for $4,510 plus fees. A $2,741 gain on the extinguishment of the bonds was recognized in 2002 and is included in Other non-operating income.

Aggregate maturities of total debt and minimum annual rentals under operating leases at December 31, 2003, for the Company are as follows:

Year	Debt	Minimum Rentals Under Operating Leases

2004	$ 8,167	$12,120
2005	2,219	10,205
2006	1,841	7,882
2007	1,420	5,961
2008	3,609	4,302
2009 and beyond	520,877	3,789

	$538,133	$44,259

Rental expense amounted to $14,595, $14,399 and $19,566 in 2003, 2002 and 2001, respectively.

11.   Income Taxes

Comparative analysis of the Company’s income tax benefit related to continuing operations follows:

	__________Current__________			___________Deferred__________

	2003	2002	2001	2003	2002	2001

Federal	$(9,899)	$(29,479)	$ (363)	$4,662	$12,040	$(25,800)
State & Local	(737)	(380)	(4,365)	566	187	(805)
Foreign	(246)	11,574	(222)	995	3,796	722

	$(10,882)	$(18,285)	$(4,950)	$6,223	$16,023	$(25,883)

In 2001, the Company’s income tax expense related to discontinued operations was $5,600 (see Note 7). The Company's income tax expense from the gain on disposal of discontinued operations was $37,428 in 2001, which is reflected as a reduction to shareholders' equity due to the affiliated nature of the transaction (see Note 1).

A reconciliation of the Company’s difference between income taxes related to continuing operations computed at Federal statutory tax rates and provisions for income taxes is as follows:

	2003	2002	2001

Income taxes computed at Federal statutory tax rate	$ 6,411	$ (3,157)	$(58,602)
State tax provision, net of Federal benefits	(111)	(193)	(5,842)
Foreign tax differentials	(813)	3,502	1,187
Foreign source income also subject to U.S. taxation	9,324	1,777	12,397
Losses and other expenses not deductible for tax	373	(863)	2,723
Impairment of non-deductible goodwill	-	-	31,692
Valuation allowance	5,401	16,672	-
Elimination of deferred tax liabilities of BCPM	(1,624)	-	-
Capital loss on sale of Melamine	(19,936)	-	-
Adjustment of prior estimates and other	(3,684)	(20,000)	(14,388)

Income tax benefit	$(4,659)	$(2,262)	$(30,833)

The 2003 consolidated rate reflects a benefit of $19,936 from the sale of the stock of Melamine in 2003. The tax basis of the stock exceeded the tax basis of the assets and this additional basis was not recognized until the stock sale was completed in 2003. This benefit is a capital loss carryforward that can only be used against capital gains; therefore, a valuation reserve was established for the full amount of this benefit. The 2003 consolidated rate also reflects a reduction of the valuation reserve in the amount of $14,534 related to benefits which the Company now believes are more likely than not to be realized. The 2003 tax rate also reflects the elimination of $1,624 of deferred tax liabilities associated with the BCPM bankruptcy. In addition, reserves for prior years’ Canadian and U.S. tax audits were reduced by $3,997 as a result of preliminary settlements of certain matters in the fourth quarter of 2003. The effective rate also reflects additional income tax expense of $9,324 on foreign dividend income and on deemed dividend income related to loans and guarantees from foreign subsidiaries.

The 2002 consolidated tax rate reflects a valuation allowance in the amount of $16,672 recorded against the benefit of certain deferred interest expense deductions, which are subject to usage limitations by the Internal Revenue Service (“IRS”), that are no longer more likely than not to be used. This expense is offset by the reduction of a $20,000 reserve for U.S. Federal income tax audits reflecting preliminary settlement of certain matters for the years 1998 and 1999 that were resolved in 2002.

The 2001 consolidated tax rate includes a $31,692 effect of the non-deductible impairment of the fixed assets and goodwill related to the 2001 shutdown of Melamine. Additionally, tax expense of $12,397 is reflected in the tax rate for the impact of earnings related to the expected sale of foreign businesses that are no longer expected to be permanently reinvested in foreign locations, as well as the inability to use foreign tax credits associated with those earnings due to usage limitations. Offsetting this charge was a tax benefit of $14,388 relating to the settlement of U.S. Federal income tax audits for the years 1987 to 1991 that were finalized in 2001.

The domestic and foreign components of the Company’s Income (loss) from continuing operations before income taxes are as follows:

	2003	2002	2001

Domestic	$(30,706)	$(42,929)	$(165,478)
Foreign	49,023	33,909	(1,959)

	$ 18,317	$ (9,020)	$(167,437)

The tax effects of the Company’s significant temporary differences, and loss and credit carryforwards, which comprise the deferred tax assets and liabilities at December 31, 2003 and 2002, are as follows:
	2003	2002

Assets
Non-pension postemployment benefit obligations	$ 46,261	$ 52,411
Accrued and other expenses	75,493	91,332
Loss and credit carryforwards	162,308	169,302
Pension liability	23,448	23,071

Gross deferred tax assets	307,510	336,116
Valuation allowance	(81,992)	(89,321)

	225,518	246,795

Liabilities
Property, plant, equipment and intangibles	77,558	76,107
Foreign property, plant, equipment and other	9,338	5,975
Prepaid pension	2,404	293
Deferred gain on sale of a partnership interest	-	17,264
Other prepaids and intangibles	(277)	1,300

Gross deferred tax liabilities	89,023	100,939

Net deferred tax asset	$136,495	$145,856

The Company's net deferred tax asset at December 31, 2003 was $136,495, which is the net of $140,519 of deferred tax assets and a $4,024 current deferred tax liability. Of this amount, $139,336 represents net domestic deferred tax assets related to future tax benefits. The Company's deferred tax asset related to loss and credit carryforwards, net of valuation allowance is $80,316. The deferred tax assets are reduced by a valuation allowance when it is determined that it is more likely than not that these assets will not be fully utilized in the future. This $80,316 includes net operating loss carryforwards and future deductions of $43,369 for U.S. federal tax purposes, which will begin expiring in 2021. This amount also includes minimum tax credits of $33,132, which do not expire, and other available carryforwards of $3,815, with various expiration dates.

Realization of the $139,336 net domestic deferred tax asset is dependent on generation of approximately $400,000 of future taxable income. The Company has certain business strategies that it would execute before any material deferred tax assets would go unused.

Credit carryforwards and valuation allowances both decreased from 2002 principally due to the expiration of foreign tax credits and the valuation allowances previously established against those credits. Loss carryforwards increased from 2002 due to the generation of additional net operating loss carryforwards in 2003.

At December 31, 2003, the Company has approximately $66,000 accrued for probable tax liabilities, of which $19,800 is recorded in other current liabilities and $46,200 is recorded in other long-term liabilities. Of the $66,000, approximately $35,000 relates to the provision for taxes on foreign unrepatriated earnings, and the balance of $31,000 relates to U.S. Federal, state and local and Canadian taxes.

The IRS has substantially completed audits of all years through 1999, and unresolved issues for the years 1994-1999 are currently under discussion with the Appeals Office of the IRS and the Competent Authority group of the U.S. Treasury Department. These unresolved issues generally include appropriateness of: expense allocations and royalty charges between U.S. and foreign jurisdictions, compensation excise tax assessments, certain carryback claims filed by the Company and the treatment of various business sale transactions undertaken by the Company during the period. The IRS has substantially completed the audit of tax years 2000-2001, and the results have been discussed and agreed upon by the Company. The years 2002 and 2003 remain open for examination.

The 2003 consolidated tax rate reflects the reversal of $3,997 of the aforementioned tax reserves. This reversal reflects the settlement of potential U.S. Federal, state and local tax matters, an adjustment of foreign tax credits available for future use, Canadian audit issues related to the divestiture of operating businesses in prior years and the settlement of other audit related tax issues offset by the utilization of available tax assets.

The Canada Revenue Agency is currently auditing the Company’s Canadian subsidiary for the period 1993-1994. The years 1995-2003 remain open for inspection and examination by various Canadian taxing authorities. Deposits have been made to offset any probable additional taxes related to the divestiture of Canadian operating businesses. Since 1995, the Company has divested its Foods, Consumer Adhesives, and wallcoverings businesses, all of which had operations in Canada.

The Company and some of its affiliates have historically operated in over forty states across the U.S. Since 1995, the Company has divested a significant number of its businesses and generated significant taxable gains from these sales and divestitures. The Company has also utilized certain affiliated legal entities for the purposes of licensing its intellectual properties to related and unrelated parties and for providing loans and other financing for operations. Reserves have been established to provide for probable additional tax liabilities related to these transactions. As the various state and city taxing jurisdictions continue with their audit/examination programs, and as the corresponding audit years are finalized at the U.S. federal audit level, the Company will adjust its reserves to reflect these settlements.

The Company has not recorded income taxes applicable to undistributed earnings of foreign subsidiaries that are permanently reinvested in foreign operations. Undistributed earnings permanently reinvested amounted to approximately $173,400 at December 31, 2003.

12.   Pension and Retirement Savings Plans

Most U.S. employees of the Company are covered under a non-contributory defined benefit plan (“the U.S. Plan”). The U.S. Plan provides benefits for salaried employees based on eligible compensation and years of credited service and for hourly employees based on years of credited service. Certain employees in other countries are covered under other contributory and non-contributory defined benefit foreign plans that, in the aggregate, are insignificant and are included in the data presented herein.

Following is a rollforward of the assets and benefit obligations of the Company’s defined benefit plans. The Company uses a September 30 measurement date for its plans.

	2003	2002
Change in Benefit Obligation

Benefit obligation at beginning of year	$263,364	$288,107

Service cost	2,316	3,844
Interest cost	15,228	19,148
Actuarial losses	12,038	4,693
Foreign currency exchange rate changes	1,165	84
Benefits paid	(34,403)	(28,942)
Plan amendments	-	330
Acquisitions / divestitures	(325)	-
Settlements/curtailments	(304)	(23,900)

	259,079	263,364

Change in Plan Assets

Fair value of plan assets at beginning of year	190,831	260,540
Actual return on plan assets	30,683	(18,000)
Foreign currency exchange rate changes	805	34
Employer contribution	1,770	1,099
Benefits paid	(34,403)	(28,942)
Settlements/curtailments	-	(23,900)

Fair value of plan assets at end of year	189,686	190,831

Plan assets less than benefit obligation	(69,393)	(72,533)
Unrecognized net actuarial loss	122,261	131,658
Unrecognized initial transition gain	21	13
Unrecognized prior service cost	1,348	2,534

Net amount recognized	$ 54,237	$ 61,672

Amounts recognized in the balance sheets, after reclassification of the prepaid pension asset to reflect a minimum pension liability adjustment, consist of:

	2003	2002

Accrued benefit liability	$(67,526)	$(70,216)
Intangible asset	1,348	2,504
Accumulated other comprehensive income	120,415	129,384

Net amount recognized	$ 54,237	$ 61,672

The weighted average rates used to determine benefit obligations for the Company were as follows:

	2003	2002

Discount rate	5.8%	6.5%
Rate of increase in future compensation levels	4.0%	4.2%

The following summarizes defined benefit pension plans with an accumulated benefit obligation in excess of plan assets:

	2003	2002

Projected benefit obligation	$259,079	$263,364
Accumulated benefit obligation	256,972	259,655
Fair value of plan assets	189,686	190,831

While the Company reports the entire liability for the U.S. Plan, which is sponsored by the Company, its participants also include certain Foods' former associates and Consumer Adhesives’ associates. Foods and Consumer Adhesives reimbursed the Company for the expense associated with their respective participants in the U.S. plan. Therefore, the tables summarizing the pension activities for the Company’s defined benefit pension plans include the liabilities and assets relating to these businesses. However, the expense table excludes the expense relating to Foods and Consumer Adhesives. Expense reimbursements received by the Company from Foods and Consumer Adhesives totaled $1,061, $1,012 and $952 for 2003, 2002 and 2001, respectively. The Company does not anticipate any future reimbursements from either Foods or Consumer Adhesives.

Following are the components of net pension expense recognized by the Company for the years ended December 31:

	2003	2002	2001

Service cost	$2,101	$ 3,602	$ 3,352
Interest cost on projected benefit obligation	14,803	16,727	18,701
Expected return on assets	(15,481)	(19,386)	(22,925)
Amortization of prior service cost	386	395	436
Amortization of initial transition asset	10	12	(122)
Recognized actuarial loss	7,116	4,102	3,706
Settlement/curtailment loss	411	13,600	16,300

Net pension expense	$9,346	$19,052	$19,448

The weighted average rates used to determine net pension expense for the Company were as follows:

	2003	2002	2001

Discount rate	6.5%	7.2%	7.7%
Rate of increase in future compensation levels	4.2%	4.5%	4.7%
Expected long-term rate of return on plan assets	8.2%	8.3%	8.7%

The 2003 curtailment loss includes a $710 charge for the U.S. Plan, partially offset by a curtailment gain of $299 on an international plan. During 2002, the Company recognized a settlement charge of $13,600 related to lump sum payments made by the U.S. Plan. During 2001, the Company recorded settlement and curtailment charges of $10,700 relating to the partial settlement of U.S. Plan liabilities for Foods and an additional $5,600 settlement for other lump sum payments made by the U.S. Plan.

In determining the expected overall long-term rate of return on assets, the Company takes into account the rates on long-term debt investments held within the portfolio, as well as expected trends in the equity markets. Peer data and historical returns are reviewed, and the Company consults with actuarial experts to confirm that the Company’s assumptions are reasonable.

The Company’s investment strategy for defined benefit pension plan assets is to maximize the long-term return on plan assets using a mix of equities and fixed income investments and accepting a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and expected timing of future cash flow requirements. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value and small and large capital investments. Investment risk and performance is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset / liability studies.

Following is a summary of actual 2003 and 2002, at the measurement date, and target 2004 allocations of Plan assets by investment type:

	Actual		Target
	2003	2002	2004

Fixed income securities	49%	43%	40%
Equity securities	31%	32%	60%
Cash and short-term investments	20%	25%	-

	100%	100%	100%

The Company recently reviewed its target allocation of plan assets based on projections and expected timing of future benefit payments. Based on this review the Company has set a new allocation target in 2004 of 60% equities and 40% debt. The re-allocation process is expected to be completed by the end of the second quarter of 2004. The Company’s pension portfolio does not include any significant holdings in real estate.

The Company expects to make contributions totaling $870 to its defined benefit plans in 2004.

The Company has been informed by the IRS that cash balance plans may be required to be amended because of recent ERISA rulings that found some cash balance plans to be discriminatory. The IRS indicated that the U.S. Plan should continue to operate as currently designed until new guidance is available. There is insufficient information to assess any potential impact to the Company of the ERISA ruling at this time.

Most employees not covered by the Company’s U.S. and foreign defined benefit pension plans are covered by collective bargaining agreements, which are generally effective for five years. Under Federal pension law, there would be continuing liability to these pension trusts if the Company ceased all or most participation in any such trust, and under certain other specified conditions. The Consolidated Statements of Operations include charges of $472, $504 and $367 in 2003, 2002 and 2001, respectively, for payments to pension trusts on behalf of employees not covered by the Company’s plans.

The Company also provides a defined contribution plan to its U.S. employees (“the Retirement Savings Plan”). Eligible salaried and hourly employees may contribute up to 5% of their pay (7% for certain longer service salaried employees), as basic contributions to the plan. The Company contributes monthly to the plan an amount equal to at least 50% and up to 100% of basic contributions. The Company has the option to make additional contributions based upon financial performance. Charges to operations for matching contributions under the Retirement Savings Plan in 2003, 2002 and 2001 totaled $6,560, $5,647 and $5,289 respectively.

    13. Non-Pension Postretirement Benefit

The Company provides certain health and life insurance benefits for eligible domestic and Canadian retirees and their dependents. The cost of postretirement benefits is accrued during employees’ working careers. Domestic participants who are not eligible for Medicare are generally provided with the same medical benefits as active employees. Until September 2003, participants who were eligible for Medicare were provided with supplemental benefits. In September 2003, the plan was amended, as is discussed below. Canadian participants are provided with supplemental benefits to the national healthcare plan in Canada. The domestic postretirement medical benefits are contributory; the Canadian medical benefits are non-contributory. The domestic and Canadian postretirement life insurance benefits are non-contributory. Benefits are funded on a pay-as-you-go basis.

In 2003, the Company amended its medical benefit plan such that, effective September 1, 2003, medical benefits are no longer provided to the Company’s retirees and their dependents who are over age 65. The Company has made an arrangement with a major benefits provider to offer affected retirees and their dependents continued access to medical and prescription drug coverage, including coverage for pre-existing conditions. The Company is subsidizing a portion of the cost of coverage for affected retirees and dependents through December 2004 to assist retirees’ transition to alternative medical coverage. The Company has reserved the right to continue, terminate or reduce the subsidy provided to affected retirees and dependents in the future. This subsidy will be reviewed for periods after December 2004. As a result of these actions, based on current actuarial estimates and assumptions, the Company’s liability related to providing post-retirement medical benefits has been reduced by approximately $88,000. The Company’s unrecognized prior service cost has been adjusted for the impact of the amendment, and the adjustment is being amortized over the estimated remaining years of service of approximately nine years.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) that provides several options for Medicare eligible participants and employers, including a federal subsidy to companies that elect to provide a retiree prescription drug benefit which is at least actuarially equivalent to Medicare Part D. The Act provides for a two-year transitional period to allow for, among other items, the possibility that companies may amend existing plans. There are significant uncertainties regarding the eventual regulations required to implement the Act, as well as the Act’s overall affect on plan participant’s coverage choices and the related impact on their health care costs. As such, the effects of the Act are not reflected in the accumulated postretirement benefit obligation as of December 31, 2003 or in the 2003 net periodic postretirement benefit cost. Once the regulations regarding the implementation of the Act and FASB’s authoritative guidance on the accounting for the federal subsidy is issued, the Company may be required to change its previously reported information. The Company is currently evaluating the provisions of the Act and its potential impact to the Company’s postretirement medical plans.

Following is a rollforward of the changes in the non-pension postretirement benefit obligations of the Company for the years ended December 31. The Company uses a measurement date of September 30.

	2003	2002

Change in Benefit Obligation

Benefit obligation at beginning of year	$131,609	$128,499
Service cost	72	64
Interest cost	3,938	8,822
Contributions by plan participants	2,176	2,797
Actuarial (gains) losses	(4,683)	5,240
Plan amendments	(88,168)	-
Benefits paid	(12,889)	(13,818)
Foreign exchange	150	5

Benefits obligation at end of year	32,205	131,609

Unrecognized net actuarial gain	3,809	496
Unrecognized prior service benefit	86,830	7,214

Accrued postretirement obligation at end of year	$122,844	$139,319

The weighted average rates used to determine benefit obligations for the Company were as follows:

	2003	2002

Discount rate	5.8%	6.5%

The net postretirement (benefit) expense table excludes the expense related to Foods for 2002, as Foods reimbursed the Company $509 for the expense related to Foods' participants in that year. Foods reimbursed the Company in 2001 to assume their remaining postretirement liability following the sale of its businesses.

Following are the components of net postretirement (benefit) expense recognized by the Company for 2003, 2002 and 2001:

	2003	2002	2001

Service cost	$ 72	$ 64	$ 44
Interest cost on projected benefit obligation	3,938	8,249	7,884
Amortization of prior service cost	(8,552)	(3,294)	(8,923)
Recognized actuarial gain	(122)	(1)	(523)
Settlement/curtailment gain	-	-	(487)

Net postretirement (benefit) expense	$(4,664)	$5,018	$(2,005)

The weighted average rates used to determine net postretirement (benefit) expense for the Company were as follows:

	2003	2002	2001

Discount rate	6.5%	7.3%	7.7%

Following are the assumed health care cost trend rates at December 31, which are no longer significant due to the 2003 plan amendment.

	2003	2002

Health care cost trend rate assumed for next year-pre-age 65	5.25%	5.25%
Health care cost trend rate assumed for next year-post-age 65	7.75%	8.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.25%	5.25%
Year that the rate reaches the ultimate trend rate	2008	2008

A one-percentage-point change in the assumed health care cost trend rates would not have a material impact on the Company.

	1% increase	1% decrease

Effect on total service cost and interest cost components	$ 9	$ (10)
Effect on postretirement benefit obligation	145	(150)

Also included in the Consolidated Balance Sheets at December 31, 2003 and 2002 are other postemployment benefit obligations of $5,879 and $6,065, respectively.

    14. Shareholders’ Deficit

Common Stock and Warrants
The Company has 200,895,628 shares of $0.01 par value common stock issued and outstanding and 300,000,000 shares authorized. At December 31, 2003, management held a total of 1,920,634 common shares of the Company, including 1,587,301 shares of restricted stock granted during 2002, which become unrestricted on the third anniversary of the grant date. During 2002, the Company sold 333,333 shares to management at the estimated fair value of $2.25 per share. In 2002, the Company repurchased shares and retired warrants at amounts greater than fair market value and recognized compensation expense of $487.

Preferred Stock
The Company is authorized to issue up to 100,000,000 shares of Series A Preferred Stock. There were no shares outstanding in 2003 or 2002, and the Company currently has no plans to issue Preferred shares. In 2001, the Company had 24,574,751 shares of Preferred Stock issued to BHI. Each share had a liquidation preference of $25.00 and was entitled to cumulative dividends at an annual rate of 12% payable quarterly in arrears. BHI contributed all of the outstanding Preferred Stock of $620,922, including accumulated dividends of $6,553 to the Company as a capital contribution in 2001 (see Note 3). During 2001, the Company declared preferred stock cash dividends of $61,846.

Other Shareholders’ Equity
There were no common stock dividends declared in 2003 and 2002. The Company declared common stock cash dividends of $36,434 in 2001. The dividends were recorded as a charge to Paid-in capital to reflect a return of capital to BHI.

At December 31, 2003, the Company held $404,817 of notes receivable from BHI, which accrue interest at 12% per year, payable quarterly, and mature on September 29, 2005. The notes were received from affiliates as proceeds from the 1996 sales of businesses and options to purchase businesses formerly owned by the Company. The Receivable from parent, reflected as a reduction in the Consolidated Statements of Shareholders' Deficit, includes accrued interest of $107,277, $58,699 and $0 related to these notes receivable at December 31, 2003, 2002 and 2001. Paid-in capital includes the related net of tax interest income of $31,576, $38,154 and $24,674 for the years ended December 31, 2003, 2002 and 2001. In the Company’s 2001 Annual Report on Form 10-K, the Company expressed its intention to cancel this note receivable; therefore; a valuation allowance was placed on the accrued interest at that date. During 2002, the Company decided to defer canceling the note, reversed this valuation allowance and resumed accruing the related interest. Historically, BHI funded the payment of the interest on the note through common dividends received from the Company. BHI has not made a payment on the accrued interest, nor has the Company paid an associated dividend, since October 15, 2001.

Deferred compensation expense of $3,571, related to the restricted shares granted in 2002, is being amortized over the three-year vesting period. At December 31, 2003, the unamortized deferred compensation was $1,488.

Capital Contributions
Following is a summary of capital contributions received by the Company during 2003, 2002 and 2001:

	2003	2002	2001

Income tax benefits	$17,002	$20,890	$21,038
Non-compete agreement	5,000	-	-
Foods pension liability payment	4,300	-	-
Capital wind-down costs	-	3,550	-
Preferred stock and accumulated dividends	-	-	620,922
Cash contributions	-	-	17,000

	$26,302	$24,440	$658,960

BHI contributed tax benefits to the Company of $17,002, $20,890 and $21,038 during 2003, 2002 and 2001, respectively. The Company is included in BHI’s tax return, and the deductible interest expense on BHI’s notes payable reduces the Company’s tax liability.

BHI also made a $5,000 payment to the Company in 2003, relating to a non-compete agreement entered into by BHI with the third party purchaser of Consumer Adhesives, which was sold by BWHLLC in the fourth quarter of 2003. The Company does not currently market the product line disallowed under the agreement and has no plans to market such a product; therefore, there is no impact on the Company’s operations resulting from the non-compete agreement. This amount is reflected in Paid-in capital because BHI is a related party.

In the fourth quarter of 2003, Foods made a $4,300 payment to the Company related to the U.S. pension obligation retained upon the sale of Foods’ operations. This payment is reflected as a credit to Paid-in capital because it is a related party transaction.

During 2002, the Company also recorded a capital contribution from BHI of $3,550 (net of tax) related to the allocation of Capital wind-down costs to the Company, which the Company had no responsibility to fund. See Note 3.

Other Equity Transactions
In 2001, the Company recorded a pre-tax gain on the Consumer Adhesives Sale of $132,275, which was recorded in Paid-in capital. In 2002, the Company sold its remaining investment of a $110,000 note receivable from Consumer Adhesives for face value plus accrued interest. In 2003, the Company recorded an adjustment of $5,925 in Paid-in capital to reflect additional tax expense associated with the sale of the $110,000 note receivable. See Note 1.

The Corporate Reorganization resulted in the issuance of shares of common stock of the Company and warrants to purchase common stock to certain management members, in exchange for the shares they held in BCHI. This resulted in an increase to Paid-in capital of $1,236 in 2001, the value of the minority interest liability that represented their previous interest in BCHI.

The Company recorded net of tax minimum pension liability adjustments of $5,830, $(17,075) and $(66,580) for 2003, 2002 and 2001, respectively, relating to underfunded pension plans, which is included in accumulated other comprehensive income.

    15. Stock Option Plans and Other Stock Based Compensation

Stock Options
The Company accounts for stock-based compensation under APB No. 25 and has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation.” The Company has granted options under its Amended and Restated 1996 Stock Purchase and Option Plan for Key Employees (“the Option Plan”).

Following is a summary of option activity for the three years ended December 31, 2003:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding beginning of year	3,426,040	$3.59	6,871,380	$4.38	4,382,500	$5.43
Options exercised	-	-	-	-	-	-
Options granted	3,457,500	2.00	1,492,000	2.25	-	-
Option conversion	-	-	-	-	4,451,880	4.38
Options forfeited	(1,351,180)	4.30	(4,937,340)	4.28	(1,963,000)	5.09

Options outstanding end of year	5,532,360	$2.42	3,426,040	$3.59	6,871,380	$4.38

During the fourth quarter of 2003, 3,457,500 options were granted to key employees. The options ratably vest over five years, have an exercise price of $2.00 and were granted at their estimated fair value.

During 2002, 1,492,000 options were granted to key employees, including 1,176,000 performance options. The 2002 grant has an exercise price of $2.25 per share, based on estimated fair value. The performance options vest after the fifth anniversary of the grant date; however, vesting is accelerated upon the achievement of certain financial targets. As of December 31, 2003, none of these targets were achieved. The remaining options vest ratably over five years.

From 1996 through 1999, BCHI issued stock options and sold equity to key management under the Option Plan (“the BCHI option grants”). The BCHI option grants had exercise prices between $5.00 and $7.50, the estimated fair values at the grant dates, and vested over five years. The outstanding BCHI option grants became options of the Company effective with the Corporate Reorganization in 2001 (see Note 3). The conversion of the BCHI option grant provided BCHI management with equivalent intrinsic value in the Company at the new measurement date; therefore no compensation expense was recorded. The strike prices of the converted options ranged from $4.13 to $5.00, which exceeds estimated fair market value. During 2003, all of the $4.13 options were cancelled upon the repurchase of the related shares from management. There are 650,360 options outstanding from the converted BCHI option grant, all with a $5.00 strike price.

In accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation,” options granted under the Option Plan after July 1, 2001 require variable accounting. The expense relating to these options for 2003 and 2002 was $230 and $14, respectively.

To determine proforma compensation cost for the Option Plan according to SFAS No. 123 (see Note 2), the fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with a risk-free weighted average interest rate of 2.91% for 2003 grants and 5.0% for 2002 grants and expected lives of five years for all grants. To determine compensation cost according to SFAS No. 123, the fair value of each option was estimated as of the measurement date using the Black-Scholes option-pricing model with a risk free weighted average interest rate of 4.37% and expected lives of five years.

As of December 31, 2003, there were 4,017,639 shares available for future grants.

At December 31, 2003, there were 583,488 options exercisable, with a range of exercise prices of $2.25 to $5.00, a weighted average exercise price of $4.70 and a weighted average remaining life of 3 years. At December 31, 2002, there were 1,472,824 options exercisable, with a range of exercise prices of $4.13 to $5.00, a weighted average exercise price of $4.51 and a weighted average remaining life of 4 years.

Unit Appreciation Rights
Certain current and former employees of the Company hold unit appreciation rights (“UARs”) in BWHLLC granted by the Company during the years 1996 - 2000. The UARs have a ten-year life, and all outstanding UARs are fully vested. The UARs are accounted for under the liability method as prescribed by APB No. 25, and any compensation expense incurred in conjunction with the UARs will be reflected in the Statements of Operations for the Company. In 2003, 2002 and 2001, the Company did not record any compensation expense attributable to the UARs. There were 1,157,732 UARs outstanding at December 31, 2003 and no UARs available for future grants.

    16. Derivative Financial Instruments

At December 31, 2003, the Company had derivative liabilities of $664 classified as other current liabilities and derivative gains of $341 classified as other assets. As of December 31, 2002, the Company had derivative liabilities of $402 classified as other current liabilities and derivative gains of $16 classified as other assets. On January 1, 2001, the Company adopted SFAS No. 133 resulting in a pre-tax charge of $5,200 to accumulated other comprehensive income, as discussed in Note 8.

Interest Rate Swaps
The Company uses interest rate swaps to alter interest rate exposures between fixed and floating rates on certain long-term debt. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount.

Effective December 1, 2003, the Company entered into a $34,000 interest rate swap agreement structured for the Parish of Ascension IRBs (see Note 10). Under this agreement, the Company receives a fixed rate of 10% and pays a variable rate equal to the 6-month LIBOR plus 630 basis points. This was the Company’s only outstanding interest rate swap at December 31, 2003. The $24,286 swap outstanding at December 31, 2001 matured on December 1, 2002, and the Company realized a gain on the settlement of $1,722. The net impact of interest rate swaps was a decrease in the Company’s interest expense of $62 in 2003 and an increase in interest expense of $2,566 and $2,215 in 2002 and 2001, respectively. The 2003 year-end fair value of the $34,000 interest rate swap was a loss of $483.

The following table summarizes the weighted average interest rates for the swaps used by the Company. Variable rates change with market conditions and may vary significantly in the future.

	2003	2002	2001

Average rate paid	7.6%	13.7%	13.7%
Average rate received	10.0%	1.9%	4.5%

Foreign Exchange
International operations account for a significant portion of the Company’s revenue and operating income. It is the policy of the Company to reduce foreign currency cash flow exposure due to exchange rate fluctuations by hedging anticipated and firmly committed transactions wherever economically feasible. The Company enters into forward and option contracts to buy and sell foreign currencies only to reduce foreign exchange exposure and protect the U.S. dollar value of such transactions to the extent of the amount under contract. These contracts are designed to minimize the impact from foreign currency exchange on operating income and on certain balance sheet exposures.

Gains and losses arising from contracts are recognized on a quarterly basis through the Consolidated Statement of Operations (see Note 2). The Company does not hold or issue derivative financial instruments for trading purposes.

At December 31, 2003 and 2002, the Company had $44,300 and $60,079, respectively, of notional value of foreign currency exchange forward contracts outstanding. At December 31, 2003, the Company recorded a gain of $302 related to its foreign currency exchange forward contract outstanding. At December 31, 2002, the Company recorded a loss of $402 related to its foreign currency exchange forward contracts outstanding.

At December 31, 2003, the Company’s forward position of $44,300 was to sell British Pounds for U.S. Dollars at a rate of 1.7710. At December 31, 2002, the Company had forward positions to sell British Pounds for U.S. Dollars ($36,916) and Canadian Dollars ($23,163). The unsecured contracts mature within three months and are placed with financial institutions with investment grade credit ratings. The Company is exposed to credit loss in the event of non-performance by the other parties to the contracts. The Company evaluates the credit worthiness of the counterparties’ financial condition and does not expect default by the counterparties.

At December 31, 2003, the Company had put options totaling $12,000 to buy Canadian Dollars with U.S. Dollars. The options expire within three months at varying dates and have a contract rate of 1.3600. The Company also is a party to call options held by financial institutions totaling $12,000 to sell Canadian Dollars for U.S. Dollars. The options expire within three months at varying dates and have contract rates that vary from 1.3040 to 1.3095. At December 31, 2003, the Company recorded a loss of $163 related to these options.

Option and Commodity Future Contracts
The Company is exposed to price fluctuations associated with raw materials purchases, most significantly with methanol, phenol and urea. For these commodity raw materials, the Company has purchase contracts, with periodic price adjustment provisions. The Company also adds to customer contracts selling price provisions that are indexed to publicly available indices for these commodity raw materials. The Board of Directors approves all commodity futures and commodity commitments.

Natural Gas Futures - The Company hedges a portion of natural gas purchases for North America. In March 2003, the Company entered into futures contracts with varying settlement dates through June 2004. The Company used futures contracts to hedge 69% of its 2003 North American natural gas usage. The contracts are settled for cash each month based on the closing market price on the last day the contract trades on the New York Mercantile Exchange. Obligations settled under these contracts totaled $4,866 and related losses were $224 in 2003. Remaining obligations outstanding under these contracts were $1,359 as of December 31, 2003.

The Company entered into similar futures contracts to hedge portions of its natural gas purchases in June 2001 with varying settlement dates through November 2002. Commitments settled under these contracts totaled $1,210 and $1,716 in 2002 and 2001, respectively, and related losses were $264 and $610 in 2002 and 2001, respectively. There were no remaining obligations under these contracts at December 31, 2002.

Gains and losses on commodity futures contracts are recognized each month as gas is used. Remaining obligations are marked to market on a quarterly basis. The Company recorded a gain of $11 at December 31, 2003 related to its natural gas futures contracts.

Natural Gas Commitments - In 2000, the Company entered into fixed rate, fixed quantity contracts to secure a portion of anticipated natural gas usage at certain of the Company's facilities. The contracts were entered into to partially hedge the Company's risk associated with natural gas price fluctuations in peak usage months through March 2003. Gas purchases under these contracts totaled $402, $671 and $853 in 2003, 2002 and 2001, respectively. These contracts covered approximately 75% of 2003 and 86% of 2002 natural gas usage during the periods of the contracts at those facilities. The Company had no natural gas commitments outstanding at December 31, 2003. The Company recorded a gain of $16 at December 31, 2002 for the difference between the fair value and carrying value of its remaining natural gas commitments.

    17. Fair Value of Financial Instruments

The following table presents the carrying or notional amounts and fair values of the Company’s financial instruments at December 31, 2003 and 2002. The fair value of a financial instrument is the estimated amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair values are determined from quoted market prices where available or based on other similar financial instruments.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other accruals are considered reasonable estimates of their fair values. The carrying value of the loans payable to affiliates approximates fair values, as management believes the loans bear interest at market interest rates.

The following table includes the carrying and fair values of the Company’s financial instruments.

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Nonderivatives
Liabilities
Debt	$538,133	$503,630	$526,066	$345,048

	Notional Amount	Fair Value Gain (Loss)	Notional Amount	Fair Value (Loss) Gain

Derivatives relating to:
Foreign currency contracts	$44,300	$ 302	$60,079	$(402)
Interest rate swaps	34,000	(483)	-	-
Call options	12,000	(181)	-	-
Put options	12,000	18	-	-
Natural gas futures	1,359	11	-	-
Natural gas commitments	-	-	402	16

    18. Supplemental Information

	2003	2002	2001

Depreciation	$45,811	$46,392	$53,996
Amortization	1,508	1,555	5,365
Research and Development	17,998	19,879	21,210

    19. Segment and Geographic Data

The Company consists of three reportable segments: North American Forest Products, North American Performance Resins Group and International. Consolidated results also include Corporate and other and Divested business, which are reported separately. The product lines included in the North American Forest Products segment are formaldehyde and forest product resins. The key business drivers in the North American Forest Products segment are housing starts, furniture demand, panel production capacity and chemical sector operating conditions. The North American Performance Resins Group includes oilfield, foundry and specialty resins. In the North American Performance Resins Group segment, the key business drivers are housing starts, auto builds, active gas drilling rigs and the general industrial sector. The International segment consists of operations in Europe, Latin America and Asia Pacific. Principal countries of operation are the U.K., Brazil, Australia and Malaysia. Product lines include formaldehyde, forest product and performance resins and consumer products. In the International segment, the key business drivers are export levels, panel production capacity, housing starts, furniture demand and the local political environment. Corporate and other represents general and administrative expenses and income and expenses related to liabilities retained from businesses sold in previous years. Divested business includes Melamine, which was impaired in 2001, closed in early 2002 and subsequently sold in 2003. Operating results subsequent to the closure date represent revenue from the sale of inventory.

Operating Segments:

Following is a comparison of net sales; sales by product line; depreciation and amortization; earnings before interest, taxes, depreciation and amortization adjusted for business realignment, impairments, non-operating income (expense) and certain other operating income (expense) items (“Adjusted EBITDA”); total assets and capital expenditures for the reportable business segments, Corporate and other and Divested business of the Company for the years ended December 31, 2003, 2002 and 2001. Adjusted EBITDA information is presented with the Company’s segment disclosures because it is the measure used by the Company’s chief operating decision maker to evaluate operating results and allocate capital resources:

Sales to Unaffiliated Customers:
	2003	2002	2001

North American Forest Products	$ 755,767	$ 634,619	$ 656,694
North American Performance Resins	364,347	340,791	409,081
International	314,693	264,541	282,629
Divested business	6	7,934	23,737

Total	$1,434,813	$1,247,885	$1,372,141

Sales by Product Line:
	2003	2002	2001

Forest products resins	$ 692,463	$ 586,852	$ 612,638
Formaldehyde	242,774	185,102	189,111
Specialty resins	229,773	213,972	268,087
Foundry resins	137,481	143,419	140,088
Oilfield products	86,487	60,598	85,224
International consumer products	39,905	44,201	46,252
Melamine	6	7,934	23,737
Other	5,924	5,807	7,004

Total	$1,434,813	$1,247,885	$1,372,141

Depreciation and Amortization Expense:
	2003	2002	2001

North American Forest Products	$19,953	$19,259	$19,950
North American Performance Resins	10,209	9,929	11,314
International	11,089	10,305	11,766
Corporate and other	6,068	8,454	9,021
Divested business	-	-	7,310

Total	$47,319	$47,947	$59,361

Adjusted EBITDA:
	2003	2002	2001

North American Forest Products	$ 92,548	$ 92,918	$101,655
North American Performance Resins	46,661	45,127	74,321
International	32,250	28,630	17,595
Corporate and other	(43,713)	(44,949)	(54,356)

Total	$127,746	$121,726	$139,215

Total Assets at Year End:
	2003	2002	2001

North American Forest Products	$ 401,254	$ 329,574	$ 319,846
North American Performance Resins	202,482	205,385	211,477
International	259,331	205,612	247,380
Corporate and other	130,799	270,976	329,280
Divested business	-	233	15,295

Total	$993,866	$1,011,780	$1,123,278

Capital Expenditures:
	2003	2002	2001

North American Forest Products	$21,726	$17,322	$ 9,791
North American Performance Resins	9,830	13,744	11,577
International	8,708	5,691	15,660
Corporate and other	1,556	2,016	5,016
Divested business	-	-	604
Discontinued operations	-	-	4,760

Total	$41,820	$38,773	$47,408

The Company reports and manages its business through three operating segments which do cross geographic boundaries. The following tables reflect sales and long-lived assets by major geographic area:

Sales to Unaffiliated Customers: (1)
	2003	2002	2001

United States	$ 901,018	$ 812,667	$ 908,427
Canada	219,460	170,967	252,047
United Kingdom	121,893	105,595	114,641
Other International	192,442	158,656	97,026

Total	$1,434,813	$1,247,885	$1,372,141

(1) For purposes of geographic disclosures, sales are attributed to the country in which individual business locations reside.

Long-Lived Assets: (2)
	2003	2002	2001

United States	$258,555	$276,514	$283,423
Canada	63,109	51,042	60,744
United Kingdom	79,040	76,377	73,460
Other International	48,180	35,805	39,930

Total	$448,884	$439,738	$457,557

(2) Long-lived assets include property, plant and equipment, net of accumulated depreciation.

Reconciliation of Adjusted EBITDA to Income (Loss) from Continuing Operations Before Income Tax:
	2003	2002	2001

Adjusted EBITDA	$127,746	$121,726	$139,215
Depreciation and Amortization	(47,319)	(47,947)	(59,361)
Adjustments to EBITDA (described below)	(13,885)	(40,071)	(155,349)
Interest expense	(46,138)	(47,315)	(51,613)
Affiliated interest expense, net	(558)	(1,402)	(11,488)
Other non-operating (expense) income	(1,529)	5,989	(1,841)
Investment write-down and other charges	-	-	(27,000)

Income (loss) from continuing operations before income tax	$18,317	$ (9,020)	$(167,437)

Adjustments To EBITDA
The following items are not included in segment Adjusted EBITDA reviewed by the Company’s chief operating decision maker to evaluate operating results and allocate capital resources:

Year Ended December 31, 2003	(1) Plant Closure	Severance	Impairment	Other	Total

North American Forest Products	$ (932)	$(1,125)	$ -	(2) $(90)	$(2,147)
North American Performance Resins	94	(397)	(3) (1,000)	-	(1,303)
International	(7,720)	(643)	(4) (2,183)	(5) 11,692	1,146
Corporate and other	(146)	(4,672)	-	(2) (8,732)	(13,550)
Divested business (6)	1,716	-	-	253	1,969

Total	$(6,988)	$(6,837)	$(3,183)	$3,123	$(13,885)

(1)   Plant closure costs include fixed asset write-offs, plant employee severance and demolition, environmental and other related costs.
(2)   Primarily represents a charge of $5,929 related to tentative legal settlements with BCPM Liquidating and BCP Liquidating (see Note 22) and severance expense                 included in general and administrative expense, incurred by the Company for positions to be replaced.
(3)   Represents a reduction in estimated net realizable value of a facility held for sale.
(4)   Represents fixed asset and goodwill impairments related to various international locations.
(5)   Represents a gain on the sale of land associated with a closed plant in the U.K.
(6)   Represents gains recognized related to the closure and subsequent sale of Melamine.

Year Ended December 31, 2002	(1) Plant Closure	Severance	Impairment	Other	Total

North American Forest Products	$ (1,107)	$ (250)	$ -	$ -	$ (1,357)
North American Performance Resins	(1,950)	(102)	(2) (1,040)	-	(3,092)
International	(2,844)	(795)	(3) (5,275)	(4) 2,465	(6,449)
Corporate and other	-	(2,118)	-	(5) (19,850)	(21,968)
Divested business (6)	(6,683)	-	-	(522)	(7,205)

Total	$(12,584)	$(3,265)	$(6,315)	$(17,907)	$(40,071)

(1)   Plant closure costs include fixed asset write-offs, plant employee severance and demolition, environmental and other related costs.
(2)   Represents a reduction in estimated net realizable value of a facility held for sale.
(3)   Represents fixed asset impairments at various international manufacturing facilities.
(4)   Represents a gain on the sale of land associated with a closed plant in Spain.
(5)   Primarily represents a pension settlement charge of $13,600, included in general and administrative expense, and an additional management fee of $5,500 related to the                 wind down of Capital, included in other operating expense.
(6)   Represents expenses incurred related to the closure of Melamine.

Year Ended December 31, 2001	(1) Plant Closure	Severance	Impairment	Other	Total

North American Forest Products	$ (6,573)	$ (2,080)	$ -	(2) $ 10,507	$ 1,854
North American Performance Resins	2,433	(2,632)	(3) (2,885)	-	(3,084)
International	(20,020)	(179)	-	(4) (2,303)	(22,502)
Corporate and other	875	(7,691)	-	(5) (37,202)	(44,018)
Divested business	-	-	(6) (98,163)	(7) 10,564	(87,599)

Total	$(23,285)	$(12,582)	$(101,048)	$(18,434)	$(155,349)

(1)   Plant closure costs include fixed asset write-offs, plant employee severance and demolition, environmental, and other related costs.
(2)   Represents a gain on the sale of land associated with a closed domestic plant.
(3)   Represents a charge related to a plant facility for which construction was discontinued in 2001.
(4)   Represents a loss incurred on the divestiture of the Company’s operations in Ecuador.
(5)   Primarily represents a charge for environmental remediation of $19,028 related to a formerly owned business and a pension settlement charge of $15,813.
(6)   Represents a charge related to the shut-down of Melamine including the write-down of fixed assets ($62,527), spare parts ($2,935) and goodwill ($32,701).
(7)   Represents earnings generated by Melamine, which was closed in 2002.

    20. Related Party Transactions

Financing and Investing Arrangements
The Company and HAI had separate borrowing arrangements with Foods, evidenced by demand promissory notes bearing interest at variable rates. These loans are reported as Loans payable to affiliates on the Consolidated Balance Sheets and totaled $18,260 and $84,680 at December 31, 2003 and 2002, respectively. Following the termination of the Company’s uncommitted LOC facility in 2003 (see Note 10), the Company (excluding HAI) is limited to borrowing up to $30,000 from affiliates. Of the total loans outstanding, $12,260 and $84,680 was owed by the Company at each respective year-end. HAI owed $6,000 at December 31, 2003 and had $4,000 available for additional borrowings. Interest rates ranged from 1.0% to 4.75%, and interest expense totaled $558, $1,857 and $9,460 for the years ended December 31, 2003, 2002 and 2001, respectively. In early 2004, the Company entered into a similar borrowing agreement with BWHLLC and cancelled its arrangement with Foods. In early 2004, HAI obtained a $20,000 credit facility with an external bank and terminated its affiliated borrowing arrangement (see Note 10).

The Company holds a $404,817 note receivable ($512,094 including accrued interest) from BHI, which is accounted for as a reduction of equity. The Company accrues interest quarterly on the note receivable in Paid-in capital. Historically, BHI funded the interest due on the note through common dividends received from the Company. However, quarterly interest has not been paid, nor an associated dividend declared, since October 15, 2001. See Note 14.

The Company had a note payable to BCPM for $34,181 that was settled in the first quarter of 2002. The Company accrued $151 and $2,502 of interest expense for the years ended December 31, 2002 and 2001, respectively, related to this note. The Company settled in full this note payable by making cash payments of $31,581 and $2,600 of certain set-offs asserted by the Company against amounts due under this note. BCPM acknowledged the validity and enforceability of the set-offs. The Company waived the right to assert other set-offs, and BCPM and the Company exchanged mutual releases with respect to this note. A committee comprised solely of independent directors of BCPM, represented and advised by separate and independent counsel, reviewed and agreed to the above provisions.

At December 31, 2001, the Company had a $110,000 preferred stock investment in Consumer Adhesives. The preferred stock was redeemed in 2002 for a $110,000 note receivable from Consumer Adhesives which was subsequently sold to BHI for cash proceeds of $110,000 plus accrued interest of $455. In 2003, the Company recognized an income tax charge of $5,925 related to the sale of the note receivable to BHI. Consistent with the gain on the Consumer Adhesives Sale, this income tax charge was recorded in Paid-in capital due to the affiliated nature of the transaction.

As a guarantor of the Company's debt, Foods received an annual fee from the Company of $1,050 in 2001. Under the terms of the guarantee agreement between Foods and the Company, Foods was automatically released from its obligation to guarantee the payment of the Company's outstanding publicly-held debt upon Foods being released from its obligation to guarantee the payment of amounts due under the Company's $250,000 Credit Agreement that expired in 2002.

The Company also had net affiliate interest income relating to other affiliates of $474 for the year ended December 31, 2001.

Administrative Service, Management and Consulting Arrangements
Commencing in 2003, certain management, consulting and board services previously provided to the Company by Capital (see below) were assumed by the Company, while other such services were assumed by KKR. During the year ended December 31, 2003, the Company recorded $3,000 for the fixed fee due to KKR under this arrangement. During the year ended December 31, 2002, the Company recorded $9,000 for the management fee to Capital.

During 2002, Capital provided management, consulting and board services to the Company, and the Company provided certain administrative services to Capital. Capital charged the Company an annual fee of $9,000, payable quarterly in arrears, which represented the net amount of Capital's services less the Company's fee for providing administrative services to Capital. During 2002, BHI made a decision to cease the operations of Capital by the end of the first quarter of 2003. This decision resulted in the immediate recognition by Capital of incremental expenses and liabilities related primarily to severance and rent obligations. These incremental expenses are the legal obligation of Capital and will be funded by Capital. The Company's share of Capital's incremental costs was $5,500 and was recognized by the Company as an additional management fee in 2002. Since the Company was not responsible for settling these liabilities, the offset to the charge was recorded as a capital contribution of $3,550 (the liability net of tax) to the Company from BHI.

Prior to the Corporate Reorganization in 2001, KKR rendered management, consulting and board services to the Company for an annual fee of $10,000, payable quarterly in arrears. The 2001 fee through the date of the Corporate Reorganization was $9,167. Effective with the Corporate Reorganization, Capital began providing services to the Company, as described above. Charges incurred for these services in 2001, subsequent to the Corporate Reorganization, were $750.

The Company incurred certain costs on Capital's behalf and was reimbursed by Capital for 100% of these costs. Included in accounts receivable from affiliates at December 31, 2002 was $2,298 for these expenses.

The Company provides administrative services to Foods. Fees received for these services totaled $50, $120 and $1,000 for the years ended December 31, 2003, 2002 and 2001, respectively. In addition, the Company pays certain costs on behalf of Foods and is reimbursed by Foods for 100% of these costs. Included in accounts receivable from affiliates at December 31, 2002 was $1,375 related to these costs.

The Company provides certain administrative services to BWHLLC and other affiliates under a service agreement commencing on January 1, 2003. During the year ended December 31, 2003, the Company charged BWHLLC $540 for such services.

In 2001, the Company rendered management, consulting and financial services to WKI for an annual fee of $2,500 based on WKI reaching certain operating criteria. In addition, WKI also reimbursed the Company for certain expenses paid on its behalf. In November 2001, Capital purchased the management fee receivable of $1,667 from the Company plus receivables for expenses paid on WKI's behalf in the amount of $1,927. Total fees received under this arrangement were $0 for 2001.

Other Transactions and Arrangements
The Company utilizes Willis Group Holdings, Ltd. (“Willis”), an entity controlled by KKR, as its insurance broker. As of December 31, 2003, and 2002, the Company had paid $429 and $241, respectively, to Willis for their services.

Capital contributions to the Company totaled $26,302, $24,440 and $658,960 for the years ended December 31, 2003, 2002 and 2001, respectively (see Note 14).

The Company and Consumer Adhesives were parties to a tax sharing agreement for periods prior to the Consumer Adhesives Sale. Under this agreement, Consumer Adhesives paid income taxes to the Company as if Consumer Adhesives filed stand-alone Federal and state income tax returns. At December 31, 2002, Consumer Adhesives had no remaining liability to the Company for any unpaid Federal or state income tax.

During 2001, the Company received payment of $11,802 from Foods for its calculated portion of the Company’s net pension liability. In the fourth quarter of 2001, the Company received $12,302 from Foods to assume the liability for payment of claims made under essentially all of Foods’ employee benefit plans.

The Corporate Reorganization included certain financial transactions between the Company and BHI (see Note 3).

    21. Guarantees and Indemnifications

Standard Guarantees / Indemnifications
In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for, among other things, breaches of representations and warranties. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases and sales of assets or businesses, (ii) leases of real property, (iii) licenses of intellectual property and (iv) long-term supply agreements. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords or lessors in lease contracts, (iii) licensors or licensees in license agreements and (iv) vendors or customers in long-term supply agreements.

These parties may also be indemnified against any third party claim resulting from the transaction that is contemplated in the underlying agreement. Additionally, in connection with the sale of assets and the divestiture of businesses, the Company may agree to indemnify the buyer with respect to liabilities related to the pre-closing operations of the assets or businesses sold. Indemnities related to pre-closing operations generally include tax liabilities, environmental liabilities and employee benefit liabilities not assumed by the buyer in the transaction.

Indemnities related to the pre-closing operations of sold assets normally do not represent additional liabilities to the Company, but simply serve to protect the buyer from potential liability associated with the Company’s existing obligations at the time of sale. As with any liability, the Company has accrued for those pre-closing obligations that are considered probable and reasonably estimable. Amounts recorded are not significant at December 31, 2003.

While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). With respect to certain of the aforementioned guarantees, the Company has limited reimbursement agreements from affiliates or maintains limited insurance coverage that mitigates potential payments to be made. There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not predictable.

In addition the Company has agreed to indemnify KKR for any claims resulting from its services to the Company and its affiliates. The indemnification does not expire and the Company is not able to determine a maximum exposure under the agreement. However, the Company does have an indemnification agreement from BHI for any amounts that it must pay under the KKR indemnity relating to WKI.

The Company has not entered into any significant agreement subsequent to January 1, 2003 that would require it, as a guarantor, to recognize a liability for the fair value of obligations it has undertaken in issuing the guarantee.

Subsidiary Guarantees
The Company guarantees the bank debt of one of its Brazilian subsidiaries at Banco Itau S.A. up to a maximum U.S. equivalent of $6,700. In addition, the Company guarantees the open payables of certain subsidiaries related to the purchase of raw materials.

In connection with the conversion of the $34,000 Parish of Ascension IRBs to a fixed rate, the Company’s Canadian and U.K. subsidiaries have guaranteed the Company’s IRBs.

Contingent Purchase Consideration
The Fentak acquisition agreement includes a contingent purchase consideration provision based on achievement of certain targeted earnings before interest and taxes. Maximum annual payments are AU$600 for the period 2004-2006.

In connection with the acquisition of assets from SEACO, the Company agreed to pay a royalty fee to the seller based on sales levels to existing regular customers of the business as of the closing date. To the extent that annual sales exceed targeted levels, the Company is obligated to pay up to $300 per year, for a five-year period.

Warranties
The Company does not make express warranties on its products, other than that they comply with the Company’s specifications; therefore, the Company does not record a warranty liability. Adjustments for product quality claims are not material and are charged against sales revenues.

    22. Commitments and Contingencies

Environmental Matters

Because the Company’s operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials, the Company is subject to extensive environmental regulation at the Federal and state level and is exposed to the risk of claims for environmental remediation or restoration. In addition, violations of environmental laws or permits may result in restrictions being imposed on operating activities, substantial fines, penalties, damages or other costs, any of which could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Accruals for environmental matters are recorded following the guidelines of Statement of Position 96-1, “Environmental Remediation Liabilities,” when it is probable that a liability has been incurred and the amount of the liability can be estimated. Environmental accruals are reviewed on an interim basis and as events and developments warrant. Based on management’s estimates, which are determined through historical experience and consultation with outside experts, the Company has recorded liabilities, relating to 55 locations, of approximately $38,600 and $44,000 at December 31, 2003 and 2002, respectively, for all probable environmental remediation, indemnification and restoration liabilities. These amounts include estimates of unasserted claims the Company believes are probable of loss and reasonably estimable. Based on the factors discussed below and currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $24,200 to $73,600, in the aggregate, at December 31, 2003. This estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based, and in order to establish the upper end of such range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. The Company has not taken into consideration insurance coverage or any anticipated recoveries from other third parties in determining the liability or range of possible outcomes. The Company’s current insurance coverage provides very limited, if any, coverage for environmental matters.

Following is a more detailed discussion of the Company’s environmental liabilities and related assumptions:

BCP Geismar Site – The Company formerly owned a basic chemicals and polyvinyl chloride business which was taken public as Borden Chemicals and Plastics Operating Limited Partnership (“BCPOLP”) in 1987. The Company retained a 1% interest and the general partner interest, which were held by its subsidiary, BCPM. The Company also retained the liability for certain environmental matters after BCPOLP’s formation. Under a Settlement Agreement approved by the United States Bankruptcy Court for the District of Delaware among the Company, BCPOLP, BCPM, the United States Environmental Protection Agency and the Louisiana Department of Environmental Quality, the Company agreed to perform certain of BCPOLP's obligations with respect to environmental conditions at BCPOLP's Geismar, Louisiana site. These obligations are related to soil and groundwater contamination at the Geismar site. The Company bears the sole responsibility for these obligations, as there are no other potentially responsible parties ("PRPs") or third parties from which the Company can seek reimbursement, and no additional insurance recoveries are expected.

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

The Company has recorded a liability of approximately $21,600 and $25,300 at December 31, 2003 and 2002, respectively, related to the BCP Geismar site. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with this site may fall within a range of $13,500 to $33,100, depending upon the factors discussed above. Due to the long-term nature of the project, the reliability of timing and estimability of remediation payments, this liability was recorded at its net present value, assuming a 3% discount rate and a time period of thirty years and the range of possible outcomes is discounted similarly. The undiscounted liability is approximately $33,400 over thirty years.

Following are expected payments for each of the next five years, and a reconciliation of the expected aggregate payments to the liability reflected at December 31, 2003:

2004	$ 2,500
2005	1,100
2006	1,700
2007	1,500
2008	700
Remaining aggregate payments	25,900

Total undiscounted liability	33,400
Less: discount to net present value	(11,800)

Liability per Consolidated Balance Sheet	$21,600

Superfund Sites / Offsite Landfills - The Company is currently involved in environmental remediation activities at 25 sites in which it has been notified that it is, or may be, a PRP under the United States Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state “superfund” laws. The Company has recorded liabilities of approximately $7,600 and $7,000 at December 31, 2003 and 2002, respectively, related to these sites. The Company anticipates approximately half of this liability will be paid within the next five years, with the remaining payments occurring over the next twenty-five years. The Company generally does not bear a significant level of responsibility for these sites, and therefore, has little control over the costs and timing of cash flows. At 16 sites, the Company’s share is less than 1%. At the remaining 9 sites, the Company has a share of up to 8.8% of the total liability which accounts for $6,400 and $5,700 of the total amount reserved for superfund / offsite landfill sites at December 31, 2003 and 2002, respectively. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may be as low as $4,700 or as high as $15,600, in the aggregate. In estimating both its current reserves for environmental remediation at these sites and the possible range of additional costs, the Company has not assumed that it will bear the entire cost of remediation of every site to the exclusion of other known PRPs who may be jointly and severally liable. The Company has limited information to assess the viability of other PRPs and their probable contribution on a per site basis. The range of possible outcomes also takes into account the maturity of each project, which results in a more narrow range as the project progresses. The Company’s ultimate liability will depend on many factors including its volumetric share of waste, the financial viability of other PRPs, the remediation methods and technology used and the amount of time necessary to accomplish remediation.

Sites Under Current Ownership - The Company is conducting environmental remediation at 7 locations currently owned by the Company, of which 4 sites are no longer operating. There are no other parties responsible for remediation at these sites. Much of the remediation is being performed by the Company on a voluntary basis; therefore, the Company has greater control over the costs to be incurred and the timing of cash flows. The Company has accrued approximately $5,200 and $4,700 at December 31, 2003 and 2002, respectively, for remediation and restoration liabilities at these locations. The Company anticipates approximately $3,100 of these liabilities will be paid within the next three years, with the remaining amounts being paid over the next ten years. Approximately $3,500 of these reserves is included in the Company’s business realignment reserve, as the environmental clean up is being handled in conjunction with planned closure of the location (see Note 6). Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $3,500 to $13,500, in the aggregate. The factors influencing the ultimate outcome include the methods of remediation to be elected, the conclusions and assessment of site studies remaining to be completed and the time period required to complete the work.

Other Sites - The Company is conducting environmental remediation at 10 locations formerly owned by the Company. The Company has accrued approximately $2,400 and $5,300 at December 31, 2003 and 2002, respectively, for remediation and restoration liabilities at these locations. The Company anticipates cash outflows of approximately $2,000 within the next three years, with the remainder occurring over the next ten years. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $1,700 to $9,100, in the aggregate. The primary drivers in determining the final costs to the Company on these matters are the method of remediation selected and the level of participation of third parties.

In addition, the Company is responsible for 11 sites that require monitoring where no additional remediation is expected and has also established accruals for other related costs, such as fines and penalties. The Company has accrued approximately $1,800 and $1,700 at December 31, 2003 and 2002, respectively, related to these sites. Payment of these liabilities is anticipated to occur over the next ten years. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $800 and $2,300, in the aggregate. The ultimate cost to the Company will be influenced by any variations in projected monitoring periods or by findings that are better or worse than anticipated findings.

From the late 1960’s until 1980, the Company operated a phosphate processing site on leased property in Manatee County, Florida. In 1980, the Company sold these operations. The Company and another former owner have each received a demand for $112 from the U.S. Environmental Protection Agency relating to oversight costs incurred when the site was abandoned by its current owner, and the Company is disputing the charge. The Company is aware that state and Federal environmental agencies have taken measures to prevent the off-site release of water from rainfall that accumulated in the drainage ditches and lagoons surrounding the gypsum piles located on the site. At this time, although it is reasonably possible some costs could be incurred related to this site, the Company has inadequate information to enable it to estimate a potential range of liability relating to this site.

Non-Environmental Legal Matters

Following is a discussion of non-environmental legal proceedings that are not in the ordinary course of business:

Imperial Home Décor Group - In 1998, pursuant to a merger and recapitalization transaction sponsored by The Blackstone Group ("Blackstone") and financed by Chase Manhattan Bank ("Chase"), Borden Decorative Products Holdings, Inc. (“BDPH”), a wholly owned subsidiary of the Company, was acquired by Blackstone and subsequently merged with Imperial Wallcoverings to create Imperial Home Décor Group (“IHDG”). Blackstone provided $84,500 in equity, and Chase provided $295,000 in senior financing. The Company received approximately $314,400 in cash and 11% of IHDG common stock for its interest in BDPH. On January 5, 2000, IHDG filed for reorganization under Chapter 11 of the U. S. Bankruptcy Code. The IHDG Litigation Trust (the “Trust”) was created pursuant to the plan of reorganization in the IHDG bankruptcy to pursue preference and other avoidance claims on behalf of the unsecured creditors of IHDG. In November 2001, the Trust filed a lawsuit against the Company and certain of its affiliates seeking to have the IHDG recapitalization transaction voided as a fraudulent conveyance and asking for a judgment to be entered against the Company for $314,400 plus interest, costs and attorney fees. Discovery is proceeding in the case with a cut-off currently scheduled for November 2004. The parties are discussing alternatives to litigation.

The Company has accrued legal expenses for scheduled depositions related to this matter. To the extent that additional depositions or legal work is required, legal defense costs will increase. The Company has not recorded a liability for any potential losses because a loss is not considered probable based on current information. The Company believes it has strong defenses to the Trust’s allegations and intends to defend the case vigorously if a satisfactory alternative to litigation is not reached. While it is reasonably possible the resolution of this matter may result in a loss to the Company, due to the many variables involved, management is not able to estimate the range of possible outcomes at this time.

Subsidiary Bankruptcy - The Company’s former subsidiary, BCPM, filed for protection under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware on March 22, 2002. BCPM served as the general partner and held a 1% interest in BCPOLP, which was created in November 1987 and operated as a commodity chemicals producer. On April 3, 2001, BCPOLP filed for protection under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware. On February 5, 2003, the U.S. Bankruptcy Court approved a Joint Plan of Liquidation for BCPOLP and BCPM which provided for the transfer of the remaining assets of both entities, including preference, avoidance and other claims against third parties (including the Company) to separate liquidating entities for liquidation and distribution to their creditors. The transfer of the remaining assets of both entities to the liquidating agents was effective March 13, 2003. The Company's ownership interest in BCPM was extinguished, and no distributions from BCPM to the Company are anticipated.

On March 19, 2004, BCPM Liquidating LLC (“BCPM Liquidating”), the successor in interest to BCPM, and the Company reached a tentative agreement providing for the settlement of all claims for a payment by the Company of $6,000. The Company has entered into an Agreement with BCPM Liquidating extending the period within which either party may file claims against the other until May 14, 2004, during which period the terms of the settlement agreement will be finalized and submitted to the bankruptcy court for approval.

In addition, on March 19, 2004, the Company and BCP Liquidating LLC (“BCP Liquidating”), the successor in interest to BCP, also reached a tentative agreement providing for the settlement of all claims for a payment by the Company of $1,050. The Company has entered into an Agreement with BCP Liquidating extending the period within which either party may file claims against the other until June 15, 2004, during which period the terms of the settlement agreement will be finalized and submitted to the bankruptcy court for approval.

The Company recorded expense of $5,929 in other operating expense at December 31, 2003 relating to these settlements. No assurance can be given that these settlements will be finalized and approved, and absent such approval, these and other claims could be filed against the Company.

Brazil Tax Claim - In 1992, the State of Sao Paolo Tax Bureau issued an assessment against the Company's primary Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes, characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions, and the subsidiary has filed an administrative appeal seeking cancellation of the assessment. In December 2001, the Administrative Court upheld the assessment in the amount of R$52,000, or approximately US$18,000, including tax, penalties, monetary correction and interest. In September 2002, the subsidiary filed a second appeal with the highest level administrative court, again seeking cancellation of the assessment. The Company believes it has a strong defense against the assessment and will pursue the appeal vigorously; however, no assurance can be given that the assessment will not be upheld. At this time the Company does not believe a loss is probable; therefore, only related legal fees have been accrued. Reasonably possible losses to the Company on the resolution of this matter range from zero to $18,000.

HAI Grand Jury Investigation - HAI, a joint venture in which the Company has a 75% interest, received a grand jury subpoena dated November 5, 2003 from the U.S. Department of Justice Antitrust Division relating to a Foundry Resins Grand Jury investigation. HAI has provided documentation in response to the subpoena, is cooperating with the Department of Justice and has heard nothing further.

In addition to this discussion of specific non-environmental legal matters, the Company is involved in various product liability, commercial and employment litigation and other legal proceedings which are considered to be in the ordinary course of the Company’s business. There has been increased publicity about asbestos liabilities faced by manufacturing companies. As a result of the bankruptcies of many asbestos producers, plaintiff’s attorneys are increasing their focus on peripheral defendants, including the Company. The Company does not believe it has a material asbestos exposure and believes it has adequate reserves and insurance. The Company has reserved approximately $24,000 and $10,800 at December 31, 2003 and 2002, respectively, relating to all non-environmental legal matters for legal defense and settlement costs that it believes are probable and estimable at this time.

    23. Quarterly Financial Data (Unaudited)

The following represents Quarterly Financial Data for the Company:

2003 Quarters	First	Second	Third	Fourth

Net sales	$349,288	$370,763	$358,281	$356,481
Gross margin	65,834	72,749	74,390	73,321
Business realignment expense (income) & impairments	1,296	125	(8,806)	12,133
(Loss) income from continuing operations	(3,405)	20,150	11,053	(4,822)
Net (loss) income	(3,405)	20,150	11,053	(4,822)
Net (loss) income applicable to common stock	(3,405)	20,150	11,053	(4,822)
Basic and diluted, per share of common stock:
(Loss) income from continuing operations	$ (0.02)	$ 0.10	$ 0.06	$ (0.02)
Net (loss) income applicable to common stock-basic and dilutive	$ (0.02)	$ 0.10	$ 0.06	$ (0.02)
Average number of common shares outstanding-basic	200,903	200,896	200,896	200,896
Average number of common shares outstanding-dilutive	200,903	200,896	200,947	200,973

2002 Quarters	First (1)	Second	Third	Fourth

Net sales	$296,091	$309,567	$327,187	$315,040
Gross margin	73,620	73,177	69,854	62,577
Business realignment expense and impairments	4,659	5,401	2,082	7,557
(Loss) income from continuing operations	(1,887)	2,698	3,234	(10,803)
Net (loss) income	(31,712)	2,698	3,234	(10,803)
Net (loss) income applicable to common stock	(31,712)	2,698	3,234	(10,803)
Basic and diluted, per share of common stock:
(Loss) income from continuing operations	$ (0.01)	$ 0.01	$ 0.02	$ (0.05)
Net (loss) income applicable to common stock-basic and dilutive	$ (0.16)	$ 0.01	$ 0.02	$ (0.05)
Average number of common shares outstanding-basic	199,422	200,684	201,004	200,973
Average number of common shares outstanding-dilutive	199,422	200,687	201,017	200,973

(1) As described in Note 6, the Company recorded an impairment charge of $29,825 in the first quarter to write-off the carrying amount of its European business unit’s goodwill       as of January 1, 2002. There was no tax benefit recognized in conjunction with the impairment charge.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
and Shareholders of Borden Chemical, Inc.

We have audited the accompanying consolidated balance sheets of Borden Chemical, Inc. (a subsidiary of Borden Holdings, Inc.) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ deficit and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Borden Chemical, Inc. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 to conform to Statement of Financial Accounting Standard No. 142.

DELOITTE & TOUCHE LLP

Columbus, Ohio
March 19, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our SEC filings reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Set forth below are the names and ages of the Directors and Executive Officers of the Company as of March 1, 2004, and the positions and offices currently held by each of them. Their terms of office extend to the next Annual Meeting of the Board of Directors or until their successors are elected.

Name	Position & Office	Age on Dec. 31, 2003	Served in Present Position Since

C. R. Kidder	Chairman of the Board	59	1995
B. F. Carroll	Director	32	2001
H. R. Kravis	Director	59	1995
P. J. Norris	Director	56	2001
G. R. Roberts	Director	60	1995
J. K. Saer	Director	47	2001
S. M. Stuart	Director	44	1995
C. O. Morrison	Director, President and Chief Executive Officer	48	2002
W. H. Carter	Director, Executive Vice President and Chief Financial Officer	50	1995
J. P. Bevilaqua	Executive Vice President	48	2002
N. G. Brown	Vice President and General Counsel	62	2003
R. H. Glaser	Vice President-Strategy and Development	43	2002
R. L. Monty	Vice President-Environmental Health and Safety	56	2004
C. H. Morton	Vice President-Global Operations	51	2004
J. A. Sonnett	Vice President-Human Resources	47	2001

C. Robert Kidder was elected a Director, Chairman of the Board and Chief Executive Officer of Borden, Inc. in January 1995, when Kohlberg Kravis Roberts & Co. acquired Borden. In 1996 he founded Borden Capital Management Partners which provided private equity investments, corporate governance functions, mergers and acquisitions expertise and strategic partnering across the Borden Family of Companies. Mr. Kidder continued to serve as Borden, Inc.’s Chief Executive Officer through March 2002. In 2003, Mr. Kidder liquidated and retired from Borden Capital. He is also a director of WKI Holding Company, Inc., Electronic Data Systems Corporation, and Morgan Stanley. He is a member of Borden’s Executive, Nominating, and Compensation Committees.

Henry R. Kravis acted as Chairman of the Board of Borden, Inc. from December 21, 1994, to January 10, 1995. He has been a member of KKR & Co., LLC since 1996, was a General Partner of Kohlberg Kravis Roberts & Co. from its establishment through 1995 and has been a General Partner of KKR Associates, L.P. since its establishment. He is also a Director of Alliance Imaging, Inc., Amphenol Corporation, The Boyds Collection, Ltd., KinderCare Learning Centers, Inc., KSL Recreation Corporation, Legrand SA, PRIMEDIA Inc., and Willis Group Holdings Limited. He is a member of the Executive Committee of the Board. Messrs. Kravis and Roberts are first cousins.

Brian F. Carroll was elected a Director November 20, 2001. He has been an executive with Kohlberg Kravis Roberts & Co., since July 1999. From September 1997 to June 1999 he attended the Stanford University Graduate School of Business. Before attending graduate school, from March 1995 to July 1997, he worked for Kohlberg Kravis Roberts & Co. He is also a director of AEP Industries, Inc., The Boyds Collection, Ltd. and Rockwood Specialties, Inc. He is Chairman of Borden’s Compensation Committee and a member of the Audit Committee.

Paul J. Norris was elected a director November 20, 2001. He is Chairman and Chief Executive Officer of W.R. Grace & Co. He served as President and Chief Executive Officer of W.R. Grace & Co. from November 1998 to November 2003 and has served as Chairman since January 1999. On April 2, 2001, W.R. Grace & Co. and sixty-one of its U.S. subsidiaries filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. Prior to joining W.R. Grace & Co., he was Senior Vice President of Allied Signal Incorporated and served as President of its specialty chemicals business from January 1997 to November 1998. In addition to serving as a director of Borden, he is a senior advisor to Kohlberg Kravis Roberts & Co. A significant portion of his advisory services relate to Kohlberg Kravis Roberts & Co.’s investment in the Company. Mr. Norris is a member of Borden’s Audit and Executive Committees.

George R. Roberts was elected a director of Borden, Inc. in 1995. He has been a member of KKR & Co., LLC since 1996, was a General Partner of Kohlberg Kravis Roberts & Co. from its establishment through 1995, and has been a General Partner of KKR Associates, L.P. since its establishment. He is also a Director of DPL, Inc., KinderCare Learning Centers, Inc., KSL Recreation Corporation, Owens-Illinois, Inc., PRIMEDIA Inc., Safeway, Inc., and Willis Group Holdings Limited. Messrs. Kravis and Roberts are first cousins.

John K. Saer was elected a director November 20, 2001. He has been a director with Kohlberg Kravis Roberts & Co. since January 2001. Prior to that, from 1993 to December 2000 he was with KSL Recreation Corporation, serving as Chief Financial Officer beginning in December 1996. He is also a Director of KSL Recreation Corporation. He is a member of Borden’s Executive and Compensation Committees and is Chairman of the Audit and Nominating Committees.

Scott M. Stuart has been a director since 1996 and a General Partner of KKR Associates, L.P. since 1995. He has been a member of KKR & Co., LLC since 1996. He began his employment with Kohlberg Kravis Roberts & Co. as an Executive in 1986. He is also a Director of The Boyds Collection, Ltd., and DPL, Inc. He is a member of the Executive Committee.

Craig O. Morrison was elected President and Chief Executive Officer effective March 25, 2002. Prior to joining Borden he served as President and General Manager of Alcan Packaging’s Pharmaceutical and Cosmetic Packaging business from 1999 to 2002. From 1993 to 1998 he was President and General Manager for Van Leer Containers, Inc. He is a member of the Executive and Nominating Committees.

William H. Carter was elected Executive Vice President and Chief Financial Officer effective April 3, 1995 and a director November 20, 2001. He was a director, and from January to June 2000 served as interim President and Chief Executive Officer, of Borden’s subsidiary, BCP Management, Inc., which voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code, on March 22, 2002. Mr. Carter also was a director of WKI Holding Company, Inc. and from August 2000 to May 2001 served as its interim Chief Financial Officer. WKI Holding Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code on May 31, 2002.

Joseph P. Bevilaqua joined the Company as Vice President - Corporate Strategy and Development April 1, 2002. In September 2002 he assumed responsibility for the Performance Resins Group, and was elected an Executive Vice President in March 2003. In January 2004 he assumed additional operating responsibilities. Prior to joining Borden, he served as Vice President & General Manager of Alcan Packaging’s Plastics Packaging business from February 2000 to March 2002. From August 1998 to December 1999 he served as Vice President & General Manager of North American Plastics for Russell-Stanley Corporation. Prior to that he held various positions with Woodbridge Foam Corporation, from 1992-1997.

Nancy G. Brown was elected a Vice President and General Counsel effective June 11, 2003. She served as Vice President, General Counsel and Secretary of Borden Foods Corporation from January 1996 to December 2001.

Raymond H. Glaser was elected Vice President - Corporate Strategy & Development in August 2002. Prior to joining Borden he served as Director of Business Development for W.R. Grace & Co. from October 1999 to August 2002. Prior to that, he worked in several capacities from May 1996 to October 1999 for Allied Signal’s Performance Polymers division, including as Director of New Ventures.

Richard L. Monty was elected Vice President - Environmental Health & Safety effective January 26, 2004. Prior to joining Borden, he was employed by Huntsman Corporation from July 1992 to January 2004 in various Environmental Health and Safety positions, ultimately serving as Director, Global Environmental Health & Safety from 2001 to January 2004.

C. Hugh Morton was elected Vice President - Global Operations effective January 19, 2004. Prior to joining Borden he served as Vice President of Operations for Thomson Consumer Electronics from January 2001 to December 2002. From July 1998 to September 2000 he was Executive Vice President of Great Lakes Chemical and President of the Polymer Additives Division.

Judith A. Sonnett was elected Vice President-Human Resources on November 24, 2001. She was Vice President of Human Resources for Borden, Inc.’s subsidiary, Borden Chemical, Inc., from November 1998 to November 2001. From 1995 to November 1998, she worked in Human Resources for W.L. Gore and Associates.

Audit Committee

Our Board of Directors has an Audit Committee consisting of three non-management Directors: Messrs. Saer, Carroll and Norris. The Board of Directors has determined that the Chairman of its Audit Committee, Mr. Saer, qualifies as an Audit Committee financial expert as defined in the Securities and Exchange Commission’s rules. The members of our Audit Committee are not independent, as independence for Audit Committee members is defined in Exchange Act Rule 10A-3 or in the New York Stock Exchange Listing standards.

Code of Ethics

We have a Code of Business Ethics that applies to all associates, including our Chief Executive Officer and senior financial officers. These standards are designed to deter wrongdoing and to promote the honest and ethical conduct of all associates. Excerpts from the Code of Business Ethics, which address the subject areas covered by the Securities and Exchange Commission’s rules, are posted on our website: www.bordenchem.com under “About Us”. Any substantive amendment to, or waiver from, any provision of the Code of Business Ethics with respect to any senior executive or financial officer shall be posted on this website.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation of the Chief Executive Officer, the next four most highly compensated Executive Officers as of December 31, 2003 and one former Executive Officer (the "Named Executive Officers") for the periods indicated.

SUMMARY COMPENSATION TABLE

		-------------ANNUAL COMPENSATION-------------			-------------------LONG-TERM COMPENSATION-----------------
					Awards		Payouts

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	(1) All Other Compensation ($)

C. O. Morrison President and Chief Executive Officer	2003	524,230	320,000	0	0	0	None	39,173
	2002	375,000	300,000	0	(2) 2,380,952	1,386,667	None	54,076

W. H. Carter Executive Vice President and Chief Financial Officer	2003	525,300	(4) 627,100	0	None	480,000	None	56,584
	2002	(3) 506,154	(4) 670,363	0	None	None	None	825,449
	2001	486,250	215,890	0	None	None	None	34,907

J. P. Bevilaqua Executive Vice President	2003	266,456	126,717	0	0	0	None	15,719
	2002	182,692	56,250	50,085	(2) 1,190,475	105,333	None	61,016

J. A. Sonnett Vice President Human Resources	2003	240,056	73,819	(5) 43,907	None	131,250	None	10,000
	2002	225,698	69,924	0	None	0	None	14,590

R. H. Glaser	2003	184,361	47,396	0	None	157,000	None	21,000
V. P. Strategy & Development	2002	62,307	20,000	9,071	None	0	None	24,938
W. F. Stoll, Jr. (6) Former Executive Vice President and General Counsel	2003	242,446	(4) 419,000	0	None	None	None	195,687
	2002	417,599	(4) 414,913	0	None	None	None	449,205
	2001	409,000	180,068	0	None	None	None	19,571

(1)   Except as stated herein, amounts shown in this column for 2003 consist of matching company contributions to the Retirement Savings Plan and the executive supplemental benefit plans. The amount for Mr. Stoll also                 includes severance pay of $174,307. The amount shown for Mr. Glaser includes $11,000 for reimbursed moving expenses.
(2)   Mr. Morrison’s restricted stock consists of 1,058,201 shares and Mr. Bevilaqua’s restricted stock consists of 529,100 shares. There is no published market value for Borden’s common shares at Dec. 31. Dividends are not                 payable on the restricted shares. See description in "Employment, Termination and Change in Control Arrangements" for other terms of Mr. Morrison’s and Mr. Bevilaqua’s restricted stock, which vests after three years of                 employment, unless the executive is terminated without cause, in which event vesting is accelerated.
(3)   100% of Mr. Carter’s 2002 salary was paid by Borden Capital funded by fees paid by the Company.
(4)   A portion of the bonus payments made in 2002 to Messrs. Carter ($417,263) and Stoll ($225,000) relate to installments paid for a one-time retention bonus and were paid by Borden Capital, Inc., funded by fees paid by the                 Company. A portion of the bonus payment made in 2003 to Mr. Carter ($380,000) and all of Mr. Stoll’s 2003 bonus were funded by BHI and also relate to this retention bonus. See page 78 for additional information.
(5)   Tax gross-up.
(6)   Mr. Stoll was Executive Vice President and General Counsel through July 18, 2003.

Option Grants in Last Fiscal Year

The following table provides information on option grants during 2003 to the Named Executive Officers.

INDIVIDUAL GRANTS

NAME	# OF SECURITIES UNDERLYING OPTIONS/SAR’S GRANTED (#)	% OF TOTAL OPTIONS/SAR’S GRANTED TO EMPLOYEES IN FISCAL YEAR	EXERCISE OR BASE PRICE ($/SHARE)	EXPIRATION DATE	GRANT DATE (1) PRESENT VALUE $

C.O. MORRISON	0	N/A	N/A	N/A	N/A

W. H. CARTER	480,000	13.88%	$2.00	10/1/2013	$129,123

J.P. BEVILAQUA	0	N/A	N/A	N/A	N/A

J.A. SONNETT	131,250	3.80%	$2.00	10/1/2013	$35,307

R. H. GLASER	157,500	4.56%	$2.00	10/1/2013	$42,369

W. F. STOLL	0	N/A	N/A	N/A	N/A

(1) The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with risk free interest rates of  2.910%, dividend rates of 0.0%, expected volatility of .01% and expected life of five years.

 Option Exercises in Last Fiscal Year and FY-End Option Values

The following table provides information on options held by the Named Executive Officers and the value of their unexercised options at December 31, 2003.

	# OF SECURITIES UNDERLYING UNEXERCISED OPTIONS/SAR’S AT FISCAL YEAR END		VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS/SARS AT FISCAL YEAR END ($)

NAME	EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE

C.O. MORRISON	42,133	1,344,534	$99,434	$3,173,100

W. H. CARTER	0	480,000	N/A	$964,800

J.P. BEVILAQUA	21,066	84,267	$49,718	$198,868

J.A. SONNETT	0	131,250	N/A	$263,813

R. H. GLASER	0	157,500	N/A	$316,575

W. F. STOLL	0	0	N/A	N/A

Retirement Benefits, Compensation of Directors, Employment, Termination and Change in Control Arrangements, Compensation Committee Interlocks and Insider Participation

The Long-Term Incentive Plans-Awards In Last Fiscal Year table is not included since we have no long-term incentive plan.

Retirement Benefits

The Borden Employees Retirement Income Plan ("ERIP") for salaried employees was amended as of January 1, 1987, to provide benefit credits of 3% of earnings which are less than the Social Security wage base for the year plus 6% of earnings in excess of the wage base. Earnings include annual incentive awards paid currently but exclude any long-term incentive awards. Benefits for service through December 31, 1986, are based on the plan formula then in effect and have been converted to opening balances under the plan. Both opening balances and benefit credits receive interest credits at one-year Treasury bill rates until the participant commences receiving benefit payments. For the year 2003, the interest rate as determined in accordance with the plan language was 1.495%. Benefits vest after completion of five years of employment for employees hired on or after July 1, 1990.

We have a supplemental plan which provides those benefits which are otherwise produced by application of the ERIP formula, but which, under Section 415 or Section 401 (a)(17) of the Internal Revenue Code, are not permitted to be paid through a qualified plan and its related trust. The supplemental plan also provides a pension benefit using the ERIP formula based on deferred incentive compensation awards and certain other deferred compensation, which are not considered as part of compensation under the ERIP.

The total projected annual benefits payable under the formulas of the ERIP at age 65 without regard to the Section 415 or 401(a)(17) limits and recognizing supplemental pensions as described above, are as follows for the Named Executive Officers in 2003: C.O. Morrison-$82,142, W. H. Carter-$120,266, J.P. Bevilaqua-$43,865, J.A. Sonnett-$45,222, R. H. Glaser-$32,976 and W. F. Stoll-$57,263 (not including the special arrangement described below which is projected to be a one-time payment of $641,757).

We have a special retirement arrangement with Mr. Stoll, former Executive Vice President and General Counsel. Under this arrangement, the Company will calculate the benefit Mr. Stoll would have received from his former employer, using predetermined assumptions, and deduct from this amount the retirement benefits accrued under the Borden Retirement Programs. Any shortfall in benefits will be paid by Borden as a non-qualified benefit. Special provisions also apply in the event of death or disability. The pension payment will be paid to Mr. Stoll at the time he reaches age 58.

In addition, certain Executive Officers receive Company matching contributions on the first 7% of contributions to the Retirement Savings Plan. Company matching contributions on employee contributions in excess of defined basic contributions are provided under the supplemental plans. This benefit is not provided if the executive has any other pension benefit guarantee.

Compensation of Directors

In 2003, Messrs. Kravis and Stuart received Board fees totaling $15,000, Messrs. Roberts, Saer, Norris and Carroll received Board fees totaling $30,000 and Mr. Kidder received Board fees totaling $22,500. No additional compensation was paid for committee participation or special assignments. Directors who were also employees of the Company received no remuneration for serving as Directors.

Kohlberg Kravis Roberts & Co. received a fixed fee of $3 million from the Company in 2003. Messrs. Carroll, Kravis, Roberts, Saer and Stuart are directors of the Company and are affiliated with Kohlberg Kravis Roberts & Co.

Directors who served prior to March 15, 1995 and who were not employees of the Company are provided, upon attaining age 70, annual benefits through a funded grantor trust equal to their final annual retainer if they served in at least three plan years. Such benefits can continue for up to 15 years.

Employment, Termination and Change in Control Arrangements

We have an arrangement with Mr. Morrison that provides for his services as President and Chief Executive Officer beginning March 2002. Under the terms of the agreement Mr. Morrison was provided with relocation assistance, a bonus opportunity, an equity investment opportunity, and a 2001 incentive payment guarantee. Pursuant to this arrangement Mr. Morrison purchased 222,222 shares of Borden’s common stock at $2.25 per share and received 210,667 options granted at $2.25 per share which vest over five years. Mr. Morrison also received 1,176,000 performance options at $2.25 per share which vest at the earlier of five years, or in 33% increments when the Company meets EBITDA targets of $170 million, $190 million and $210 million. In addition Mr. Morrison was granted 1,058,201 shares of restricted stock which vest after three years of employment, at which time one-half of the shares may be sold to the Company. The remaining shares may be sold to the Company after his fourth year of employment. The value of the shares is to be determined based upon a formula, and is capped, under certain circumstances, at $2 million. In the event Mr. Morrison’s employment is terminated without cause, the vesting of the restricted shares is accelerated based on his length of employment. Dividends are not payable on the restricted shares. In the event that the return on Mr. Morrison’s equity investment in Borden is negative, due solely to certain specified circumstances, the arrangement requires us to purchase his investment at a price equal to his initial investment. The arrangement also entitles Mr. Morrison to receive a perquisite payment in the amount of $40,000 annually, usual and customary health and pension benefits, and provides for eighteen months severance based on monthly base salary in the event of termination of employment for reasons other than for cause.

We have an arrangement with Mr. Bevilaqua that was effective March 2002. Under the terms of the agreement Mr. Bevilaqua was provided with relocation assistance, a bonus opportunity, an equity investment opportunity, and a 2001 incentive payment guarantee. Pursuant to this arrangement Mr. Bevilaqua purchased 111,111 shares of Borden’s common stock at $2.25 per share and received 105,333 options granted at $2.25 per share which vest over five years. Mr. Bevilaqua was also granted 529,100 shares of restricted stock, which vest after three years of employment, at which time one-half of the shares may be sold to the Company. The remaining shares may be sold to the Company after his fourth year of employment. The value of the shares is to be determined based upon a formula, and is capped, under certain circumstances, at $1 million. In the event Mr. Bevilaqua’s employment is terminated without cause, the vesting of the restricted shares is accelerated based on his length of employment. Dividends are not payable on the restricted shares. In the event that the return on Mr. Bevilaqua’s equity investment in Borden is negative, due solely to certain specified circumstances, the arrangement requires us to purchase his investment at a price equal to his initial investment. The arrangement also entitles Mr. Bevilaqua to receive a perquisite payment in the amount of $25,000 annually, usual and customary health and pension benefits, and provides for twelve months severance based on monthly base salary in the event of termination of employment for reasons other than for cause.

Mr. Stoll, our former Executive Vice President and General Counsel, has an arrangement which provides him with certain benefits. Under the terms of the agreement, Mr. Stoll is entitled to receive twenty-four months of base-salary severance through July 16, 2005, and a retention bonus payable in installments from 2002-2005 or upon termination for reasons other than for cause. Upon Mr. Stoll’s termination in 2003, he received the remainder of the bonus due him, or $419,000, which was funded by our parent, BHI. The arrangement further provides for the payment of a special pension benefit at age 58, which is described under Retirement Benefits, above.

We have an agreement with Mr. Carter relating to his employment as Executive Vice President and Chief Financial Officer. Under the terms of the agreement Mr. Carter is entitled to a retention bonus to be funded by our parent equal to $1,200,000 payable in installments from 2002-2005 or upon termination for reasons other than for cause. The agreement also provides for annual incentive plan and management equity plan participation, an annual perquisites payment of $30,000, and twenty-four months of base salary severance, in the event of termination of employment for reasons other than for cause.

Compensation Committee Interlocks and Insider Participation

Messrs. Carroll and Saer are members of the Compensation Committee of the Board of Directors and both are employees of Kohlberg Kravis Roberts & Co. See "Certain Relationships and Related Transactions." Mr. Kidder, our Chairman and former Chief Executive Officer, is also a member of the Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 1, 2004, by (a) persons known to us to be the beneficial owners of more than five percent of our outstanding voting stock, (b) each Director, (c) each of the Named Executive Officers during the 2003 fiscal year and (d) all Directors and Executive Officers as a group. Except as otherwise noted, the persons named in the table below have sole voting and investment power with respect to all securities shown as beneficially owned by them.

Name of Beneficial Owner	Beneficial Ownership of Equity Securities

	Shares	Percent

KKR Associates (1) 9 West 57th Street, New York 10019	198,974,994	99.0
C. Robert Kidder	-0-
Henry R. Kravis (1)	-0-
George R. Roberts (1)	-0-
Scott M. Stuart (1)	-0-
Brian F. Carroll	-0-
John K. Saer	-0-
Paul J. Norris	-0-
Craig O. Morrison	(2) 1,364,690	*
William H. Carter	-0-
Joseph P. Bevilaqua	(2) 682,344	*
Nancy G. Brown	-0-
Raymond H. Glaser	-0-
Richard L. Monty	-0-
C. Hugh Morton	-0-
Judy A. Sonnett	-0-
William F. Stoll, Jr.	-0-
All Directors and Executive Officers as a group	(3) 2,047,034	1.0

*  Beneficial ownership does not exceed 1.0% of the respective class of securities.
(1)    The Common Stock shown as beneficially owned by KKR Associates is directly held by Borden Holdings, Inc., a Delaware corporation which is wholly owned by BW                  Holdings, LLC, a Delaware limited liability company, the managing member of which is a limited partnership, of which KKR Associates is the sole general partner and as to                  which it possesses sole voting and investment power. KKR Associates is also the beneficial owner of 632,000,000 units of BW Holdings, LLC. KKR Associates is a limited                  partnership of which Messrs. Edward A. Gilhuly, Perry Golkin, James H. Greene, Jr., Henry R. Kravis, Michael W. Michelson, Alexander Navab, Paul E. Raether, George R.                  Roberts, and Scott M. Stuart are the general partners. Such persons may be deemed to share beneficial ownership of the shares shown as owned by KKR Associates. The                  foregoing persons disclaim beneficial ownership of any such shares.
(2)    As of March 1, 2004, Mr. Morrison and Mr. Bevilaqua beneficially owned 1,280,423 and 640,211 shares of common stock, respectively, and had the right to acquire beneficial                  ownership within 60 days to an additional 84,267 and 42,133 shares of common stock, respectively, pursuant to the exercise of stock options.
(3)    Equity securities beneficially owned by all Directors and Executive Officers as a group consist of: 1,920,634 common shares and 126,400 shares subject to currently exercisable                  options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

99% of our common stock is owned by a holding company which is owned by an affiliate of KKR Associates, a New York limited partnership of which Messrs. Edward A. Gilhuly, Perry Golkin, James H. Greene, Jr., Henry R. Kravis, Michael W. Michelson, Paul E. Raether, George R. Roberts, and Scott M. Stuart are the general partners. KKR Associates has sole voting and investment power with respect to such shares. Messrs. Kravis, Roberts and Stuart are on our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us during the fiscal years ended December 31, 2003 and 2002 by our principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”):

	Years ended December 31

	2003	2002

Audit fees (a)	$1,545	$1,478
Audit-Related fees (b)	493	507
Tax fees (c)	2,494	2,515

Total fees	$4,532	$4,500

(a)   Audit Fees. This category includes fees and expenses paid to Deloitte for the audit of our annual financial statements and for the reviews of the financial statements                  included in our Quarterly Reports on Form 10-Q. This includes audit fees for engagements performed at U.S. and international locations and at HAI, for the fiscal                  years ended December 31, 2003 and 2002.

(b)   Audit-Related Fees. This category includes fees and expenses paid to Deloitte for a stand-alone audit of HAI, other audit-related accounting and SEC reporting                  services, consultations on Sarbanes-Oxley matters, and employee benefit plan audits for the year ended December 31, 2003. Audit-related fees and expenses for the                  year ended December 31, 2002 relate to a stand-alone audit of HAI, employee benefit plan audits, actuarial assistance and other accounting research.

(c)   Tax Fees. This category includes fees and expenses paid to Deloitte for domestic and international tax compliance and planning services and tax advice.

Pre-Approval Policy and Procedures. Under a policy and procedures adopted by the Audit Committee, all audit and non-audit services provided by our principal accounting firm must be pre-approved by the Audit Committee or its designated member, Mr. Norris. All services pre-approved by Mr. Norris are reported to the full Audit Committee at its next regularly scheduled meeting. The pre-approval of audit and non-audit services may be given at any time up to a year before the commencement of the specified service. Under the policy, management is prohibited from using its principal accounting firm for certain non-audit services, the list of which is based upon the list of prohibited activities in the SEC’s rules and regulations.

Part IV

ITEM 15    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   Management contracts, compensatory plans and arrangements are listed herein at Exhibits (10)(iv) through (10)(xiii).

(3)(i)    Restated Certificate of Incorporation dated March 14, 1995, and Certificate of Amendment of Restated Certificate of Incorporation dated June 23, 1995, both incorporated herein by reference from Exhibit (3) to the June 30, 1995 Form 10-Q.

         (ii)   Certificate of Merger of Borden Chemical Holdings, Inc. into Borden, Inc. November 21, 2001 incorporated by reference from Exhibit (10) (xvii) to the 2001 Form 10-K Annual Report.

        (iii)   By-Laws dated November 4, 2002, incorporated herein by reference from Exhibit (3)(ii) to the 2002 Annual Report on Form 10-K.

(4) (i)   Form of Indenture between the Registrant and The First National Bank of Chicago, as Trustee, dated as of January 15, 1983, as supplemented by the First Supplemental Indenture dated as of March 31, 1986, and the Second Supplemental Indenture, dated as of June 26, 1996, relating to the $200,000,000 8-3/8% Sinking Fund Debentures due 2016, incorporated herein by reference from Exhibits (4)(a) and (b) to Amendment No. 1 to Registration Statement on Form S-3, File No. 33-4381 and Exhibit (4)(iv) to the June 30, 1996, Form 10-Q.

        (ii)   Form of Indenture between the Registrant and The Bank of New York, as Trustee, dated as of December 15, 1987, as supplemented by the First Supplemental Indenture dated as of December 15, 1987, and the Second Supplemental Indenture dated as of February 1, 1993, and the Third Supplemental Indenture dated as of June 26, 1996, incorporated herein by reference from Exhibits (4)(a) through (d) to Registration Statement on Form S-3, File No. 33-45770, and Exhibit (4)(iii) to the June 30, 1996, Form 10-Q, relating to the following Debentures and Notes:

(a)   The $150,000,000 9-1/4% Sinking Fund Debentures due 2019.

(b)   The $200,000,000 9-1/5% Debentures due 2021.

(c)   The $250,000,000 7-7/8% Debentures due 2023.

        (iii)   Form of Indenture between the Registrant and The Chase Manhattan Bank, as Trustee, relating to Senior Securities, incorporated herein by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-3, File No. 33-57577.

        (iv)   Form of Indenture between the Registrant and The Bank of New York, relating to Subordinated Securities incorporated herein by reference from Exhibit 4.2 to the Company's Registration Statement on Form S-3, File No. 33-57577.

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

        (iii)   Stockholders Agreement, dated as of June 20, 1996, by and among Borden, Inc. and J. Brendan Barba, Paul M. Feeney, David MacFarland, Robert Cron, Kenneth J. Avia, Melanie K. Barba, John Powers, Lauren Powers, Carolyn Vegliante and Lawrence Noll, incorporated herein by reference to Exhibit 2 to Schedule 13D, dated July 1, 1996. File No. 005-37385.

        (iv)       Amended and Restated 1996 Unit Incentive Plan for Key Employees of Borden, Inc. and Associated Persons, dated as of December 31, 2000 incorporated herein by reference to Exhibit (10)(vi) to the 2000 Form 10-K Annual Report.

        (v)   Executive Supplemental Pension Plan Amended and Restated as of January, 1996 incorporated by reference to Exhibit (10)(xiii) to the 1998 Form 10-K Annual Report.

        (vi)   Advisory Directors Plan, incorporated herein by reference from Exhibit (10)(viii) to the 1989 Form 10-K Annual Report.

                                  (vii)   Management Agreements

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

               (c)     Summary Terms of Employment for Joseph P. Bevilaqua dated January 7, 2002, incorporated by reference                                                             from Exhibit (x)(d) to the 2002 Annual Report on Form 10-K.

               (d)     Summary Terms of Employment for C.R. Kidder dated March 2003, incorporated by reference from Exhibit                                                              (x) (e) to the 2002 Annual Report on Form 10-K.

               (e)     Summary Terms of Employment for W. H. Carter as of November 2001.

          (viii)   Amended and Restated 1996 Stock Purchase and Option Plan for Key Employees of Borden Chemical, Inc., and Subsidiaries dated September 2003, incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8, File No. 333-109490.

          (ix)   Form of Management Stockholder Agreement incorporated by reference from Exhibit 4.4 to the Registration Statement on Form S-8, File No. 333-109490.

        (x)    Form of Non-Qualified Stock Option Agreement incorporated by reference from Exhibit 4.5 to the Registration Statement on Form S-8, File No. 333-109490.

                (xi)    Form of Sale Participation Agreement incorporated by reference from Exhibit 4.6 to the Registration Statement on Form S-8, File No. 333-109490.

           (xii)    Form of Registration Rights Agreement dated January 1, 2002 among Borden Chemical, Inc., Borden Holdings, Inc., and BDS Two, Inc., incorporated by reference from Exhibit 4.7 to the Registration Statement on Form S-8, File No. 333-109490

          (xiii)   Perquisite Benefits Policy, incorporated by reference to Exhibit (10)(xviii) to the 2001 Form 10-K Annual Report.

               (xiv)   Consulting Agreement with Kohlberg Kravis Roberts & Co., LP dated August 21, 1995, incorporated herein by reference to Exhibit 10 to the September 30, 1995 Form 10-Q, and amendment dated May 30, 2002, incorporated by reference to Exhibit (10) to the June 30, 2002 Form 10-Q.
          (xv)    Joint Management Services Agreement dated October 1, 2001 between Borden Chemical, Inc. and Borden Capital, Inc., incorporated by reference to Exhibit (10) (xiv) to the 2001 Form 10-K Annual Report.

          (xvi)   Pledge and Assignment Agreement, dated as of January 18, 2002, made by Borden Chemical, Inc. (formerly known as Borden, Inc.), a New Jersey Corporation (the “Pledgor”), to Credit Suisse First Boston, incorporated by reference to Exhibit (10) (xix) to the 2001 Form 10-K Annual Report.
          (xvii)   Reimbursement agreement for Uncommitted Letter of Credit Facility between Credit Suisse First Boston, New York Branch dated January 18, 2002, incorporated by reference to Exhibit (10)(xx) to the 2001 Form 10-K Annual Report.

        (xviii)   First Amendment, dated as of March 27, 2002, to the Reimbursement agreement for Uncommitted letter of Credit Facility between Credit Suisse First Boston, New York Branch dated January 18, 2002, incorporated by reference to Exhibit (10)(ii) to the March 31, 2002 Form 10-Q.

      (xix)   Second Amendment, dated as of April 30, 2002, to the Reimbursement agreement for Uncommitted letter of Credit Facility between Credit Suisse First Boston, New York Branch dated January 18, 2002, incorporated by reference to Exhibit (10)(iii) to the March 31, 2002 Form 10-Q.

           (xx)    Master Asset Conveyance and Facility Support Agreement dated as of December 20, 2002 between the Company and Borden Chemicals and Plastics Operating Limited Partnership, incorporated herein by reference from Exhibit (xxvi) to the 2002 Annual Report on Form 10-K.

      (xxi)   Environmental Servitude Agreement dated as of December 20, 2002 between the Company and Borden Chemicals and Plastics Operating Limited Partnership incorporated herein by reference from Exhibit (xxvii) to the 2002 Annual Report on Form 10-K.

         (xxii)   Settlement Agreement dated September 13, 2002 among the Company, Borden Chemicals and Plastics Operating Limited Partnership, BCP Management, Inc., the U.S. E.P.A., and the Louisiana Department of Environmental Quality.

        (12)     Ratio of Earning to Fixed Charges.

        (21)   Subsidiaries of Registrant.

        (23)(i)   Accountants’ Consent.

        (31)   Rule 13a-14 Certifications

          (a)     Certificate of the Chief Executive Officer
                                                         (b      Certificate of the Chief Financial Officer

        (32)    Section 1350 Certifications

Item 15(b)     Reports on Form 8-K

We filed a report on Form 8-K on October 9, 2003 to disclose the issuance of a Limited Reoffering Circular in connection with the conversion from a daily rate to a fixed rate and reoffering of our $34,000,000 aggregate principal amount of Parish of Ascension, State of Louisiana Pollution Control Revenue Refunding Bonds, Series 1982.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
and Shareholders of Borden Chemical, Inc.

We have audited the consolidated financial statements of Borden Chemical, Inc. (a subsidiary of Borden Holdings, Inc.) and subsidiaries as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated March 19, 2004 (which report expresses an unqualified opinion and includes an explanatory paragraph regarding the Company’s adoption in 2002 of Statement of Financial Accounting Standard No. 142); such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Borden Chemical, Inc. and subsidiaries, listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Columbus, Ohio
March 19, 2004

Schedule II – Valuation and Qualifying Accounts

	Balance 12/31/00	Charged to Expense	Write-offs	Balance 12/31/01

Allowance for doubtful accounts	$12,654	$5,175	$(1,170)	$ 16,659

	Balance 12/31/01	Charged to Expense	Write-offs	Balance 12/31/02

Allowance for doubtful accounts	$16,659	$(690)	$(3,750)	$ 12,219

	Balance 12/31/02	Charged to Expense	Write-offs	Balance 12/31/03

Allowance for doubtful accounts	$12,219	$2,526	$(286)	$14,459

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BORDEN CHEMICAL, INC.

By /s/ William H. Carter
William H. Carter
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on the date set forth above.

Signature	Title	Signature	Title
/s/ C. Robert Kidder	Chairman of the Board	/s/ Craig O. Morrison	Director

C. Robert Kidder		Craig O. Morrison

/s/ Henry R. Kravis	Director	/s/ Paul J. Norris	Director

Henry R. Kravis		Paul J. Norris

/s/ John K. Saer	Director	/s/ Brian F. Carroll	Director

John K. Saer		Brian F. Carroll

/s/ George R. Roberts	Director	/s/ William H. Carter	Director

George R. Roberts		William H. Carter

/s/ Scott M. Stuart

Scott M. Stuart	Director