Form 10-Q
period 2004-03-31
BORDEN CHEMICAL  INC
filed 2004-05-13
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

   For the quarterly period ended    March 31, 2004

Commission file number       1-71

New Jersey	13-0511250

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

180 East Broad Street, Columbus, Ohio 43215

(Address of principal executive offices)

(614) 225-4000

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes __ No _X_

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No _X_

Number of shares of common stock, $0.01 par value, outstanding as of the close of business on May 11, 2004: 200,895,628

BORDEN CHEMICAL, INC.

INDEX


<BTB>
PART I – FINANCIAL INFORMATION

Item 1. Borden Chemical, Inc. Consolidated Financial Statements

Consolidated Statements of Operations and Comprehensive Income, three months ended March 31, 2004......................................................................................	3
Consolidated Balance Sheets, March 31, 2004 and December 31, 2003......................................................................................................................................................	4
Consolidated Statements of Cash Flows, three months ended March 31, 2004 and 2003.......................................................................................................................	6
Consolidated Statement of Shareholders’ Deficit, three months ended March 31, 2004.........................................................................................................................	7
Notes to Consolidated Financial Statements..................................................................................................................................................................................................	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures about Market Risk ……..…...…………………………	26

Item 4. Controls and Procedures ………...……..…………………………………………………………	26

PART II – OTHER INFORMATION

Item 1. Legal Proceedings……………………………………………………………………………………….	27

Item 2. Change in Securities and Use of Proceeds………………………………………………………………	27

Item 3. Defaults upon Senior Securities…………………………………………………………………………	27

Item 4. Submission of Matters to a Vote of Security Holders…………………………………………………..	27

Item 6. Exhibits and Reports on Form 8-K …………………………….………………………………………	27



PART 1
Item 1. Borden Chemical, Inc. Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED) BORDEN CHEMICAL, INC.
	Three Months ended March 31,
(In thousands, except per share data)	2004	2003

Net sales	$385,434	$349,288
Cost of goods sold	309,537	283,454

Gross margin	75,897	65,834

Distribution expense	17,505	16,734
Marketing expense	11,403	10,273
General & administrative expense	23,409	29,691
Business realignment expense and impairments	1,494	1,296
Other operating expense	1,284	635

Operating income	20,802	7,205

Interest expense	11,841	11,340
Affiliated interest expense	49	194
Other non-operating expense	61	467

Income (loss) before income tax	8,851	(4,796)
Income tax expense (benefit)	3,937	(1,391)

Net income (loss)	$ 4,914	$ (3,405)

Comprehensive income	$ 5,638	$ 4,669

Basic and Diluted Per Share Data

Net income (loss) - basic and diluted	$ 0.02	$ (0.02)

Average number of common shares outstanding during the period – basic	200,896	200,903

Average number of commn shares outstanding during the period – diluted	200,949	200,903

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
BORDEN CHEMICAL, INC.

(In thousands)
	(Unaudited) March 31,	December 31,
ASSETS	2004	2003

Current Assets
Cash and equivalents	$ 29,632	$ 28,162
Accounts receivable (less allowance for doubtful accounts of $13,395 in 2004 and $14,459 in 2003)	200,633	196,093
Accounts receivable from affiliates	181	354
Inventories:
Finished and in-process goods	36,758	42,292
Raw materials and supplies	42,285	38,819
Deferred income taxes	23,717	27,085
Other current assets	12,848	13,551

	346,054	346,356

Investments and Other Assets
Deferred income taxes	118,278	113,434
Other assets	22,640	21,725

	140,918	135,159

Property and Equipment
Land	32,824	32,585
Buildings	104,461	103,774
Machinery and equipment	698,673	691,249

	835,958	827,608
Less accumulated depreciation	(389,909)	(378,724)

	446,049	448,884

Goodwill	57,753	57,516
Other Intangible Assets	5,525	5,951

Total Assets	$996,299	$993,866

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
BORDEN CHEMICAL, INC.

(In thousands except share data)
	(Unaudited) March 31,	December 31,
LIABILITIES AND SHAREHOLDERS’ DEFICIT	2004	2003

Current Liabilities
Accounts and drafts payable	$ 143,376	$ 127,174
Accounts payable to affiliates	2	16
Debt payable within one year	5,484	8,167
Loans payable to affiliates	13,300	18,260
Other current liabilities	82,219	103,231

	244,381	256,848

Other Liabilities
Long-term debt	532,651	529,966
Non-pension post-employment benefit obligations	125,334	128,723
Other long-term liabilities	184,190	174,522

	842,175	833,211

Commitments and Contingencies (See Note 8)

Shareholders’ Deficit
Common stock - $0.01 par value: authorized 300,000,000 shares,
Issued 201,754,598, treasury 858,970, outstanding 200,895,628 shares in 2004 and 2003	2,009	2,009
Paid-in capital	1,236,155	1,224,011
Receivable from parent	(524,238)	(512,094)
Deferred compensation	(1,190)	(1,488)
Accumulated other comprehensive income	(127,469)	(128,193)
Accumulated deficit	(675,524)	(680,438)

	(90,257)	(96,193)

Total Liabilities and Shareholders’ Deficit	$996,299	$993,866

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
BORDEN CHEMICAL, INC.
	Three months ended March 31,
(In thousands)	2004	2003

Cash Flows from (used in) Operating Activities
Net income (loss)	$ 4,914	$ (3,405)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Deferred tax benefit	(1,362)	(9,549)
Depreciation and amortization	11,943	11,363
Business realignment expense and impairments	1,494	1,296
Other non-cash adjustments	836	1,170
Net change in assets and liabilities:
Accounts receivable	(20,827)	(30,445)
Inventories	2,238	(581)
Accounts and drafts payable	15,986	14,197
Income taxes	(1,025)	3,466
Other assets	9,180	14,042
Other liabilities	(17,583)	(13,882)

	5,794	(12,328)

Cash Flows from (used in) Investing Activities
Capital expenditures	(7,471)	(8,099)
Proceeds from the sale of assets	8,105	916
	634	(7,183)

Cash Flows (used in) from Financing Activities
Net short-term debt (repayments) borrowings	(3,026)	9,245
Borrowings of long-term debt	3,028	-
Affiliated (repayments) borrowings	(4,960)	(40,790)
Decrease in restricted cash	-	52,201
Repurchases of common stock from management	-	(286)

	(4,958)	20,370

Increase in cash and equivalents	1,470	859
Cash and equivalents at beginning of year	28,162	14,740

Cash and equivalents at end of period	$29,632	$15,599

Supplemental Disclosures of Cash Flow Information
Cash paid:
Interest, net	$16,125	$16,128
Income taxes, net	6,324	4,692
Non-cash activity:
Capital contribution by parent	4,250	4,250

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME (UNAUDITED)
BORDEN CHEMICAL, INC.

(In thousands)

	Common Stock	Paid-in Capital	Receivable From from Parent	Deferred Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balance, December 31, 2003	$2,009	$1,224,011	$(512,094)	$(1,488)	$(128,193)	$(680,438)	$(96,193)

Net income						4,914	4,914

Translation adjustments and other					724		724

Comprehensive income							5,638

Interest accrued on notes from parent (net of tax $4,250)		7,894	(12,144)				(4,250)

Capital contribution from parent		4,250					4,250
Compensation expense on restricted stock				298			298

Balance, March 31, 2004	$2,009	$1,236,155	$(524,238)	$(1,190)	$(127,469)	$(675,524)	$(90,257)

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share amounts and as otherwise indicated)

1. Background and Nature of Operations

Borden Chemical, Inc. (the “Company”) was incorporated on April 24, 1899. The Company is engaged primarily in manufacturing, processing, purchasing and distributing forest products and industrial resins, formaldehyde, oilfield products, UV coatings and other specialty and industrial chemicals worldwide. Production facilities are located throughout the U.S. and in many foreign countries.

The Company has been controlled by an affiliate of Kohlberg Kravis Roberts & Co. (“KKR”) since 1995. The Company’s immediate parent is Borden Holdings, Inc. (“BHI”), which is a wholly owned subsidiary of BW Holdings, LLC (“BWHLLC”), an entity controlled by KKR.

The Company has three reportable segments: Forest Products, Performance Resins and International. See Note 6.

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

Stock-Based Compensation - The Company accounts for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure-only provision of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment to SFAS No. 123.” The following table sets forth the required reconciliation of reported and pro forma net loss and earnings per share (“EPS”) under SFAS No. 148:

<BTB>
	Three Months ended March 31,
	2004	2003

Net income (loss) applicable to common stock	$4,914	$(3,405)
Add: Stock-based employee compensation expense included in reported net income, net of related tax benefit	-	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since January 1, 1996, net of related tax effects	(47)	(33)

Pro forma net income (loss)	$4,867	$(3,438)

Average shares outstanding (in thousands) – basic	200,896	200,903
Average shares outstanding (in thousands) – diluted	200,949	200,903

Per share as reported (basic and diluted)	$0.02	$(0.02)
Per share pro forma (basic and diluted)	$0.02	$(0.02)

At March 31, 2004, 5,657,930 options to purchase common shares of the Company were outstanding, of which 1,492,000 are considered dilutive. At March 31, 2003, 2,290,040 options to purchase common shares of the Company were outstanding and not considered dilutive.

The Company’s diluted EPS is calculated as follows:

	2004	2003

Net income (loss) applicable to common shareholders	$ 4,914	$(3,405)
Effect of dilutive options	-	-

Diluted EPS – Numerator	4,914	(3,405)

Average share outstanding (in thousands) – basic	200,896	200,903
Effect of dilutive options (in thousands)	53	-

Diluted EPS – Denominator (in thousands)	200,949	200,903

Diluted EPS	$ 0.02	$ (0.02)

3. Business Realignment

In June 2003, the Company initiated a realignment program (the “2003 realignment program”) designed to reduce operating expenses and increase organizational efficiency. The components of this program include reducing headcount, streamlining processes, consolidating manufacturing processes and reducing general and administrative expenses. We expect to complete this program during 2004 and will incur additional expenses through its completion. In addition, we have certain additional long-term realignment programs initiated prior to 2003, which primarily relate to consolidation of plant facilities.

Three months ended March 31, 2004

In the first quarter of 2004, the Company recorded business realignment expense of $1,494, consisting of plant closure costs (which include plant employee severance and plant asset impairments) of $757 and other severance and employee costs of $737.

Provided below is a rollforward of the business realignment reserves for the first quarter of 2004.

<BTB>	Reserves December 31, 2003	2004 Expense	2004 Settlements/ Charges	Reserves March 31, 2004

Plant closure costs
2003 realignment program	$3,488	$331	$(1,833)	$1,986
Other programs	4,741	426	(563)	4,604

Other severance and employee costs
2003 realignment program	2,784	737	(536)	2,985
Other programs	1,151	-	(1,151)	-
	$12,164	$1,494	$(4,083)	$9,575

Plant Closure Costs
Plant closure costs in the first quarter of 2004 include $331 for the 2003 realignment program and $426 for other programs. The 2003 realignment program expense of $331 relates primarily to the conversion of the Company’s manufacturing facility in France to a distribution center and the transition of the related manufacturing to the U.K. Costs relating to other programs include environmental remediation of $238 for closed plants in Brazil and other plant closure costs of $188.

Other Severance and Employee Costs
The other severance and employee costs incurred by the Company in the first quarter of 2004 were for workforce reductions related to the 2003 realignment program.

Three months ended March 31, 2003

In the first quarter of 2003, the Company recorded business realignment expense and impairments of $1,296, consisting of plant closure costs (which include plant employee severance and plant asset impairments) of $955, other severance and employee costs of $274 and and non-cash asset impairment charges of $67.

Plant Closure and Other Employee Severance Costs
Provided below is a rollforward of business realignment reserve activity for the first quarter of 2003.


<BTB>	Reserves December 31, 2002	2003 Expense	2003 Settlements/ Charges	Reserves March 31, 2003

Plant closure costs	$9,568	$955	$(2,239)	$8,284
Other severance and employee costs	3,996	274	(1,793)	2,477

	$13,564	$1,229	$(4,032)	$10,761

Plant closure costs in first quarter 2003 of $955 relate to environmental remediation of $450 for previously closed plants in Brazil, additional costs of $181 related to the closure of the melamine crystal business (“Melamine”) and other costs of $324 relating to plant closures and consolidations.

The first quarter 2003 severance costs of $274 related primarily to administrative workforce reduction programs.

4. Pension and Postretirement Expense

Following are the components of net pension and postretirement expense recognized by the Company for the periods ended March 31, 2004 and 2003:

<BTB>	Pension		Postretirement
	Three months ended March 31,		Three months ended March 31,
	2004	2003	2004	2003

Service cost	$746	$563	$19	$18
Interest cost	3,480	3,747	369	2,062
Expected return on plan assets	(4,157)	(3,871)	-	-
Amortization
Unrecognized transition obligation	-	3	-	-
Prior service cost	109	99	(2,589)	(571)
Recognized net actuarial loss	1,608	1,760	-	-

	$1,786	$2,301	$(2,201)	$1,509

The amortization of prior service cost in 2004 postretirement expense relates to the plan amendment made in the second quarter of 2003.

5. Comprehensive Income

Comprehensive income is computed as follows:

	Three months ended March 31,
>	2004	2003

Net income (loss)	$4,914	$(3,405)
Foreign currency translation adjustments	724	8,074

	$5,638	$4,669

The favorable currency translation adjustments in 2004 relate primarily to the U.K. and were partially offset by unfavorable adjustments related to Canada. The favorable foreign currency translation adjustments in 2003 relate primarily to Canada and, to a lesser extent, favorable exchange rates in the United Kingdom and Brazil.

6. Segment Data

The Company has three reportable segments: Forest Products, Performance Resins and International. Consolidated results also include general corporate and administrative expenses disclosed as “Corporate and Other” and activities related to Melamine, which was shut down in 2002, sold in 2003 and is disclosed as “Divested Business.” These are presented to provide a complete picture of the Company’s results.

Forest Products includes the North American forest product resins and formaldehyde product lines. The key business drivers for Forest Products are housing starts, furniture demand, panel production capacity and chemical intermediates sector operating conditions.

Performance Resins includes the North American specialty resins, foundry resins and oilfield product lines. Performance Resins’ key business drivers are housing starts, auto builds, active gas drilling rigs and the general industrial sector performance.

International includes production operations in Europe, Latin America and Asia Pacific. Principal countries of operation are the U.K., Brazil, Australia and Malaysia. Product lines include formaldehyde, forest product and performance resins and consumer products. The key business drivers for International are export levels, panel production capacity, housing starts, furniture demand and the local political and general economic environments.

Corporate and Other represents general and administrative expenses and income and expenses related to liabilities retained from businesses sold in previous years.

Operating Results by Segment:

Following is a comparison of net sales and net income (loss) before depreciation and amortization, interest expense, other non-operating income, income taxes and other adjustments (which may include costs associated with business realignment activities, dispositions and pension settlement charges). The Company refers to this as “Adjusted EBITDA.” Adjusted EBITDA is presented by segment and for Corporate and Other and Divested Business of the Company for the three months ended March 31, 2004 and 2003. Adjusted EBITDA information is presented with the Company’s segment disclosures because it is the measure used by the Company’s management in the evaluation of operating results and in determining allocations of capital resources among the business segments. It is also the metric used by the Company to set management and executive incentive compensation.

Net Sales
	2004	2003

Forest Products	$194,667	$178,723
Performance Resins	101,964	95,536
International	88,803	75,023
Divested Business	-	6

	$385,434	$349,288

Adjusted EBITDA
	2004	2003

Forest Products	$23,721	$18,106
Performance Resins	11,019	10,790
International	9,029	8,489
Corporate and Other	(8,922)	(17,042)
	$34,847	$20,343

The table below reconciles Adjusted EBITDA to net income (loss), which management believes to be the most directly comparable GAAP financial measure.

Reconciliation of Adjusted EBITDA to Net Income (Loss)
	Three Months ended March 31,
	2004	2003

Adjusted EBITDA	$34,847	$20,343
Depreciation and amortization	(11,943)	(11,363)
Adjustments to EBITDA (described below)	(2,102)	(1,775)
Interest expense	(11,841)	(11,340)
Affiliated interest expense	(49)	(194)
Other non-operating expense	(61)	(467)
Income tax (expense) benefit	(3,937)	1,391
Net income (loss)	$4,914	$(3,405)

Adjustments to EBITDA

The following items are not included in segment Adjusted EBITDA:

Three months ended March 31, 2004	(1) Plant Closure	Severance	(2) Other	Total

Forest Products	$ (22)	$(274)	$ (39)	$ (335)
International	(748)	(153)	-	(901)
Corporate and Other	13	(310)	(569)	(866)

	$(757)	$(737)	$(608)	$(2,102)

  Plant closure costs include fixed asset write-offs, plant employee severance and demolition, environmental and other related costs.
  Primarily represents severance expense, included in general and administrative expense, incurred by the Company for positions to be replaced.
Three months ended March 31, 2003	Plant (1) Closure	Severance	Impairment	Other	Total

Forest Products	$ 37	$ (84)	$ -	$ -	$ (47)
Performance Resins	(47)	-	-	-	(47)
International	(642)	(14)	(67)	-	(723)
Corporate and Other	(122)	(176)	-	(188)	(486)
Divested Business (2)	(181)	-	-	(291)	(472)

Total	$(955)	$(274)	$(67)	$(479)	$(1,775)

  Plant closure costs include fixed asset write-offs, plant employee severance and demolition, environmental and other related costs.
  Represents expenses incurred related to the closure of Melamine.
7. Guarantees and Indemnifications

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

Indemnities related to the pre-closing operations of sold assets normally do not represent additional liabilities to the Company, but simply serve to protect the buyer from potential liability associated with the Company’s existing obligations at the time of sale. As with any liability, the Company has accrued for those pre-closing obligations that are considered probable and reasonably estimable. Amounts recorded are not significant at March 31, 2004.

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

In addition the Company has agreed to indemnify KKR for any claims resulting from its services to the Company and its affiliates. The indemnification does not expire, and the Company is not able to determine a maximum exposure under the agreement. However, the Company does have an indemnification agreement from BHI for any amounts that it must pay under the KKR indemnity relating to World Kitchen, Inc., a former affiliate of the Company.

The Company has not entered into any significant agreement subsequent to January 1, 2003 that would require it, as a guarantor, to recognize a liability for the fair value of obligations it has undertaken in issuing the guarantee.

Subsidiary Guarantees
The Company guarantees the bank debt of one of its Brazilian subsidiaries up to a maximum U.S. equivalent of $6,700.

In connection with the conversion of the $34,000 Parish of Ascension Industrial Revenue Bonds (“IRBs”) to a fixed rate, the Company’s Canadian and U.K. subsidiaries have guaranteed the Company’s IRBs.

Contingent Sale/Purchase Consideration
The Limited Liability Agreement of HA-International, LLC (“HAI”), the Company’s joint venture, provides Delta-HA, Inc. (“Delta”), the Company’s partner in HAI, the right to purchase between 3-5% of additional interest in HAI each year, beginning in 2004. Delta is limited to acquiring a maximum of 25% of additional interest in HAI under this arrangement. Pursuant to this provision, in the first quarter of 2004, Delta provided the Company with written notice of their intention to exercise their option to purchase an additional 5% interest in 2004. Delta’s purchase price of the interest is based on the enterprise value of HAI determined by applying a contractually agreed upon multiple to EBITDA, as defined in the agreement.

The Fentak Pty. Ltd. acquisition agreement includes a contingent purchase consideration provision based on achievement of certain targeted earnings before interest and taxes. Maximum annual payments are AU$600 for the period 2004-2006.

In connection with the acquisition of assets from Southeastern Adhesives Company, the Company agreed to pay a royalty fee to the seller based on sales levels to existing regular customers of the business as of the closing date. To the extent that annual sales exceed targeted levels, the Company is obligated to pay up to $300 per year, for a five-year period.

Warranties
The Company does not make express warranties on its products, other than that they comply with the Company’s specifications; therefore, the Company does not record a warranty liability. Adjustments for product quality claims are not material and are charged against sales revenues.

8. Commitments and Contingencies

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

Accruals for environmental matters are recorded following the guidelines of Statement of Position 96-1, “Environmental Remediation Liabilities,” when it is probable that a liability has been incurred and the amount of the liability can be estimated. Environmental accruals are reviewed on an interim basis and as events and developments warrant. Based on management’s estimates, which are determined through historical experience and consultation with outside experts, the Company has recorded liabilities, relating to 54 locations, of approximately $37,900 and $38,600 at March 31, 2004 and December 31, 2003, respectively, for all probable environmental remediation, indemnification and restoration liabilities. These amounts include estimates of unasserted claims the Company believes are probable of loss and reasonably estimable. Based on the factors discussed below and currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $22,600 to $73,600, in the aggregate, at March 31, 2004. This estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based, and in order to establish the upper end of such range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. The Company has not taken into consideration insurance coverage or any anticipated recoveries from other third parties in determining the liability or range of possible outcomes. The Company’s current insurance coverage provides very limited, if any, coverage for environmental matters.

Following is a more detailed discussion of the Company’s environmental liabilities and related assumptions:

BCP Geismar Site – The Company formerly owned a basic chemicals and polyvinyl chloride business which was taken public as Borden Chemicals and Plastics Operating Limited Partnership (“BCPOLP”) in 1987. The Company retained a 1% interest and the general partner interest, which were held by its subsidiary, BCP Management, Inc. (“BCPM”). The Company also retained the liability for certain environmental matters after BCPOLP’s formation. Under a Settlement Agreement approved by the United States Bankruptcy Court for the District of Delaware among the Company, BCPOLP, BCPM, the United States Environmental Protection Agency and the Louisiana Department of Environmental Quality, the Company agreed to perform certain of BCPOLP's obligations with respect to environmental conditions at BCPOLP's Geismar, Louisiana site. These obligations are related to soil and groundwater contamination at the Geismar site. The Company bears the sole responsibility for these obligations, as there are no other potentially responsible parties ("PRPs") or third parties from which the Company can seek reimbursement, and no additional insurance recoveries are expected.

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

The Company has recorded a liability of approximately $21,500 and $21,600 at March 31, 2004 and December 31, 2003, respectively, related to the BCP Geismar site. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with this site may fall within a range of $13,300 to $33,200, depending upon the factors discussed above. Due to the long-term nature of the project, the reliability of timing and estimability of remediation payments, this liability was recorded at its net present value, assuming a 3% discount rate and a time period of thirty years, and the range of possible outcomes is discounted similarly. The undiscounted liability is approximately $33,100 over thirty years.

Following are expected payments for each of the next five years and a reconciliation of the expected aggregate payments to the liability reflected at March 31, 2004:

2004	$ 2,200
2005	1,100
2006	1,700
2007	1,500
2008	700
Remaining aggregate payments	25,900

Total undiscounted liability	33,100
Less: discount to net present value	(11,600)

Liability per Consolidated Balance Sheet	$21,500

Superfund Sites / Offsite Landfills - The Company is currently involved in environmental remediation activities at 25 sites in which it has been notified that it is, or may be, a PRP under the United States Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state “superfund” laws. The Company has recorded liabilities of approximately $7,500 and $7,600 at March 31, 2004 and December 31, 2003, respectively, related to these sites. The Company anticipates approximately half of this liability will be paid within the next five years, with the remaining payments occurring over the next twenty-five years. The Company generally does not bear a significant level of responsibility for these sites; therefore, the Company has little control over the costs and timing of cash flows. At 16 sites, the Company’s share is less than 1%. At the remaining 9 sites, the Company has a share of up to 8.8% of the total liability which accounts for $6,400 of the total amount reserved for superfund / offsite landfill sites at March 31, 2004 and December 31, 2003. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may be as low as $3,900 or as high as $15,700, in the aggregate. In estimating both its current reserves for environmental remediation at these sites and the possible range of additional costs, the Company has not assumed that it will bear the entire cost of remediation of every site to the exclusion of other known PRPs who may be jointly and severally liable. The Company has limited information to assess the viability of other PRPs and their probable contribution on a per site basis. The range of possible outcomes also takes into account the maturity of each project, which results in a more narrow range as the project progresses. The Company’s ultimate liability will depend on many factors including its volumetric share of waste, the financial viability of other PRPs, the remediation methods and technology used and the amount of time necessary to accomplish remediation.

Sites Under Current Ownership - The Company is conducting environmental remediation at 7 locations currently owned by the Company, of which 4 sites are no longer operating. There are no other parties responsible for remediation at these sites. Much of the remediation is being performed by the Company on a voluntary basis; therefore, the Company has greater control over the costs to be incurred and the timing of cash flows. The Company has accrued approximately $5,000 and $5,200 at March 31, 2004 and December 31, 2003, respectively, for remediation and restoration liabilities at these locations. The Company anticipates approximately $3,100 of these liabilities will be paid within the next three years, with the remaining amounts being paid over the next ten years. Approximately $3,400 of these reserves is included in the Company’s business realignment reserve, as the environmental clean up is being handled in conjunction with planned closure of the location (see Note 3). Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $3,200 to $13,500, in the aggregate. The factors influencing the ultimate outcome include the methods of remediation to be elected, the conclusions and assessment of site studies remaining to be completed and the time period required to complete the work.

Other Sites - The Company is conducting environmental remediation at 10 locations formerly owned by the Company. The Company has accrued approximately $2,200 and $2,400 at March 31, 2004 and December 31, 2003, respectively, for remediation and restoration liabilities at these locations. The Company anticipates cash outflows of approximately $2,000 within the next three years, with the remainder occurring over the next ten years. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $1,500 to $9,000, in the aggregate. The primary drivers in determining the final costs to the Company on these matters are the method of remediation selected and the level of participation of third parties.

In addition, the Company is responsible for 11 sites that require monitoring where no additional remediation is expected and has also established accruals for other related costs, such as fines and penalties. The Company has accrued approximately $1,700 and $1,800 at March 31, 2004 and December 31, 2003, respectively, related to these sites. Payment of these liabilities is anticipated to occur over the next ten years. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $700 and $2,200, in the aggregate. The ultimate cost to the Company will be influenced by any variations in projected monitoring periods or by findings that are better or worse than anticipated findings.

The Company formerly operated the Smith Douglass fertilizer business which included a phosphate mining operation in Manatee County, Florida and an animal food processing operation in Hillsborough County, Florida. Both operations were sold in 1980. The EPA has sent the Company and another former owner of the Manatee County facility a request for $112 relating to oversight costs incurred when the site was abandoned by its current owner. The Company is disputing the charge. The Company is aware that state and Federal environmental agencies have taken measures to prevent the off-site release of water from rainfall that accumulated in the drainage ditches and lagoons surrounding the gypsum piles located on this site. The Company is aware that the current owner of the Hillsborough County site ceased operations in March of 2004 and is working with governmental agencies to effect closure of that site. At this time, the Company has not received any demands from any governmental agencies or others regarding the closure and environmental cleanup at this site, which the Company believes is the responsibility of the current owner. While it is reasonably possible some costs could be incurred related to these sites, the Company has inadequate information to enable it to estimate a potential range of liability, if any.

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

On March 19, 2004, the Company reached a tentative agreement with BCPM Liquidating LLC, the successor in interest to BCPM, providing for the settlement of all claims for a payment by the Company of $6,000. It is anticipated that the settlement agreement will be finalized and submitted to the bankruptcy court for approval by June 15, 2004.

In addition, on March 19, 2004, the Company also reached a tentative agreement with BCP Liquidating LLC, the successor in interest to BCPOLP, providing for the settlement of all claims for a payment by the Company of $1,050. It is anticipated that the settlement agreement will be finalized and submitted to the bankruptcy court for approval by June 15, 2004.

The Company has accrued $7,050 relating to these settlements. No assurance can be given that these settlements will be finalized and approved, and absent such approval, these and other claims could be filed against the Company.

Imperial Home Décor Group - In 1998, pursuant to a merger and recapitalization transaction sponsored by The Blackstone Group ("Blackstone") and financed by The Chase Manhattan Bank ("Chase"), Borden Decorative Products Holdings, Inc. (“BDPH”), a wholly owned subsidiary of the Company, was acquired by Blackstone and subsequently merged with Imperial Wallcoverings to create Imperial Home Décor Group (“IHDG”). Blackstone provided $84,500 in equity, a syndicate of banks funded $198,000 of senior secured financing and $125,000 of senior subordinated notes were privately placed. The Company received approximately $314,400 in cash and 11% of IHDG common stock for its interest in BDPH. On January 5, 2000, IHDG filed for reorganization under Chapter 11 of the U. S. Bankruptcy Code. The IHDG Litigation Trust (the “Trust”) was created pursuant to the plan of reorganization in the IHDG bankruptcy to pursue preference and other avoidance claims on behalf of the unsecured creditors of IHDG. In November 2001, the Trust filed a lawsuit against the Company and certain of its affiliates seeking to have the IHDG recapitalization transaction voided as a fraudulent conveyance and asking for a judgment to be entered against the Company for $314,400 plus interest, costs and attorney fees. The parties have agreed to pursue non-binding mediation and are in the process of selecting a mediator. Discovery is proceeding in the case with a cut-off currently scheduled for November 2004.

The Company has accrued legal expenses for scheduled depositions related to this matter. To the extent that additional depositions or legal work is required, legal defense costs will increase. The Company has not recorded a liability for any potential losses because a loss is not considered probable based on current information. The Company believes it has strong defenses to the Trust’s allegations and intends to defend the case vigorously. While it is reasonably possible the resolution of this matter may result in a loss due to the many variables involved, the Company is not able to estimate the range of possible outcomes at this time.

Brazil Tax Claim - In 1992, the State of Sao Paolo Tax Bureau issued an assessment against the Company's primary Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes, characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions, and the subsidiary has filed an administrative appeal seeking cancellation of the assessment. In December 2001, the Administrative Court upheld the assessment in the amount of 52 million Brazil Real, or approximately US$18,000, an amount that includes tax, penalties, monetary correction and interest. In September 2002, the subsidiary filed a second appeal with the highest level administrative court, again seeking cancellation of the assessment. The Company believes it has a strong defense against the assessment and will pursue the appeal vigorously, including appealing to the judicial level. At this time the Company does not believe a loss is probable; therefore, only related legal fees have been accrued. Reasonably possible losses to the Company on the resolution of this matter range from zero to $18,000.

HAI Grand Jury Investigation - HAI, a joint venture in which the Company has a 75% interest, received a grand jury subpoena dated November 5, 2003 from the U.S. Department of Justice Antitrust Division relating to a Foundry Resins Grand Jury investigation. HAI has provided documentation in response to the subpoena. As is frequently the case when such investigations are in progress, a class action antitrust lawsuit has been brought against the Company. This action was filed on April 28, 2004 in Federal District Court in Chicago alleging that the Company and HAI, along with various other entities, had engaged in a price fixing conspiracy.

CTA Acoustics – From the third quarter 2003 to first quarter 2004 six lawsuits were filed against the Company in the 27th Judicial District, Laurel County Circuit Court, in Kentucky, arising from an explosion at a customer’s plant where seven plant workers were killed and over 40 other workers were injured. The lawsuits primarily seek recovery for wrongful death, emotional and personal injury, loss of consortium, property damage and indemnity. The Company expects that a number of these suits will be consolidated. The litigation also includes claims by our customer against its insurer and the Company. The Company is pursuing a claim for indemnity against the customer, based on language in our contract with them. The Company has accrued $5,000 relating to these actions and has insurance coverage to cover any payments and/or legal fees in excess of this amount.

Other Legal Matters - There has been increased publicity about asbestos liabilities faced by manufacturing companies. As a result of the bankruptcies of many asbestos producers, plaintiff’s attorneys are increasing their focus on peripheral defendants, including the Company. The Company does not believe that it has a material asbestos exposure and believes it has adequate reserves and insurance.

The Company is aware of two lawsuits filed in Hillsborough County, Florida which name the Company and several other parties, but which to date have not been served upon the Company. These suits relate to an animal feed supplement processing site formerly operated by the Company and sold in 1980. Both lawsuits are filed on behalf of multiple residents of Hillsborough County living near the site and allege various injuries related to exposure to toxic chemicals. At this time, the Company has inadequate information from which to estimate a potential range of liability, if any.

In addition to the legal matters discussed above, the Company is involved in various product liability, commercial and employment litigation, personal injury, property damage and other legal proceedings which are considered to be in the ordinary course of business.

The Company has reserved approximately $22,700 and $24,000 at March 31, 2004 and December 31, 2003, respectively, relating to all non-environmental legal matters for legal defense and settlement costs that it believes are probable and estimable at this time.

9. Related Party Transactions

Financing and Investing Arrangements
The Company has a borrowing arrangement with BWHLLC, evidenced by a demand promissory note bearing interest at a variable rate. The loan is reported as Loans payable to affiliates on the Consolidated Balance Sheet and totaled $13,300 at March 31, 2004. The interest rate on the amount outstanding at March 31, 2004 was 2.1%. Interest expense totaled $49 for the three months ended March 31, 2004.

In 2003, the Company and HAI had separate borrowing arrangements with Borden Foods Holdings Corporation (“Foods”), an affiliate, evidenced by demand promissory notes bearing interest at variable rates. The loans were reported as Loans payable to affiliates on the Consolidated Balance Sheet and totaled $18,260 at December 31, 2003. Of the total loans outstanding, the Company owed $12,260 and HAI owed $6,000 at December 31, 2003. Interest rates on these loans ranged from 1.0% to 4.75%. In early 2004, the Company entered into the arrangement with BWHLLC and canceled its arrangement with Foods. In early 2004, HAI obtained a $20,000 credit facility with an external bank and terminated its affiliated borrowing arrangement with Foods. Interest expense, related to the Foods loans, totaled $194 for the three months ended March 31, 2003.

Administrative Service, Management and Consulting Arrangements
KKR provides certain management, consulting and board services to the Company for an annual fixed fee of $3,000. During the quarters ended March 31, 2004 and 2003, the Company recorded $750 for the amount due to KKR under this arrangement.

The Company provides certain administrative services to BWHLLC and other affiliates under a service agreement. For the three months ended March 31, 2004 and 2003, the Company charged these affiliates $122 and $132, respectively, for these services.

Other Transactions and Arrangements
The Company utilizes Willis Group Holdings, Ltd. (“Willis”), an entity controlled by KKR, as its insurance broker. As of March 31, 2004 and 2003, the Company had paid $405 and $132, respectively, to Willis for their services.

10. Subsequent Events

On May 7, 2004, the Company filed a registration statement, which is not yet effective, with the U.S. Securities and Exchange Commission for an initial public offering of its common stock. The offering is expected to occur in the third quarter of 2004. All of the shares of common stock to be sold in the offering will be sold by the Company’s parent. The Company will not receive any of the proceeds from the shares of common stock sold by the Company’s parent.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands)

Forward-Looking and Cautionary Statements

As management of Borden Chemical, Inc. (which made be referred to as “Borden,” “we,” “us,” “our” or the “Company”) we may, from time to time, make written and oral statements regarding the future performance of the Company, including statements contained in this report and our other reports filed with the Securities and Exchange Commission. Investors should be aware that these statements, which may include words such as “believe,” “expect,” “anticipate,” “estimate” or “intend,” are based on our currently available financial, economic and competitive data and on current business plans. Such risks and uncertainties are primarily in the areas of results of operations by business unit, liquidity, legal and environmental liabilities and industry and economic conditions.

Overview

Borden is a leading producer of resins, adhesives and binders for the global wood and industrial markets and is the world’s largest producer by volume of formaldehyde. The majority of our businesses are market leaders, with a number one or number two share in North American or global markets.

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

Our three reporting segments are the following: Forest Products, Performance Resins and International. Our results also include general corporate and administrative expenses disclosed as “Corporate and Other” and activities related to Melamine, which was shut down in 2002, sold in 2003 and is disclosed as “Divested Business.” These are presented to provide a complete picture of our results.

Forest Products includes the forest product resins and formaldehyde product lines produced in North America. The key business drivers for Forest Products are housing starts, furniture demand, panel production capacity and chemical intermediates sector operating conditions.

Performance Resins includes the specialty resins, foundry resins and oilfield product lines produced in North America. Performance Resins’ key business drivers are housing starts, auto builds, active gas drilling rigs and the general industrial sector performance.

International includes production operations in Europe, Latin America and Asia Pacific. Principal countries of operation are the U.K., Brazil, Australia and Malaysia. Product lines include formaldehyde, forest product and performance resins and consumer products. The key business drivers for International are export levels, panel production capacity, housing starts, furniture demand and the local political and general economic environments.

Corporate and Other represents general and administrative expenses and income and expenses related to liabilities retained from businesses sold in previous years.

Overview of Results

Our consolidated net sales increased $36,146, or 10.3%, in the first quarter of 2004 versus the first quarter of 2003. Net sales benefited from increased volumes, primarily in Performance Resins’ oilfield and foundry resin products and in Latin America. Favorable currency translation, in all foreign countries in which we operate, also contributed to the increase. Pass through of raw material cost increases in Forest Products and Performance Resins and net sales contributed by Fentak Pty Ltd. (“Fentak”), which was acquired in the fourth quarter of 2003, also positively impacted net sales.

We reported net income of $4,914 for the first quarter of 2004 versus a net loss of $3,405 for the first quarter of 2003. The improvement of $8,319 was due to an increase in operating income of $13,597 partially offset by higher tax expense of $5,328. The increase in operating income is primarily due to a higher gross margin, resulting from our ability to recover the higher costs of key raw materials and improved volumes in our higher margin products, and reduced general and administrative expenses primarily due to benefits realized from the 2003 realignment program and reduced expenses related to the amendment of our postretirement plan. In the first quarter 2004, we incurred tax expense versus the tax benefit we received in the first quarter of 2003.

Critical Accounting Policies

For a discussion of our critical accounting policies, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 on page 12 and in Note 2 to the Consolidated Financial Statements on page 36 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2004. Our critical accounting policies did not change during the first quarter of 2004.

Results of Operations by Segment:

Following is a comparison of net sales and net income (loss) before depreciation and amortization, interest expense, other non-operating income, income taxes and other adjustments (which may include costs associated with business realignment activities, dispositions and pension settlement charges). We refer to this as “Adjusted EBITDA.” Adjusted EBITDA is presented by segment and for Corporate and Other and Divested Business for the three months ended March 31, 2004 and 2003. Adjusted EBITDA is the measure used by our management team in the evaluation of our operating results and in determining allocations of capital resources among the business segments. This is also the profitability measure we use to set management and executive incentive compensation.

Net Sales
	2004	2003

Forest Products	$194,667	$178,723
Performance Resins	101,964	95,536
International	88,803	75,023
Divested Business	-	6

	$385,434	$349,288

Adjusted EBITDA
	2004	2003

Forest Products	$23,721	$18,106
Performance Resins	11,019	10,790
International	9,029	8,489
Corporate and Other	(8,922)	(17,042)
	$34,847	$20,343

The table below reconciles Adjusted EBITDA to net income (loss), which we believe to be the most directly comparable GAAP financial measure.

Reconciliation of Adjusted EBITDA to Net Income (Loss)
	Three Months ended March 31,

	2004	2003

Adjusted EBITDA	$34,847	$20,343
Depreciation and amortization	(11,943)	(11,363)
Adjustments to EBITDA (see page 21)	(2,102)	(1,775)
Interest expense	(11,841)	(11,340)
Affiliated interest expense	(49)	(194)
Other non-operating expense	(61)	(467)
Income tax (expense) benefit	(3,937)	1,391
Net income (loss)	$4,914	$(3,405)

THREE MONTHS ENDED MARCH 31, 2004 VERSUS THREE MONTHS ENDED MARCH 31, 2003

Net Sales Variance	2004 As a Percentage Increase (Decrease) from 2003
	Volume	Price/Mix	Translation	Acquisition	Total

Forest Products	1.1%	3.8%	4.0%	-	8.9%
Performance Resins	3.5%	2.8%	0.1%	0.3%	6.7%
International	5.4%	(5.5%)	16.3%	2.2%	18.4%

Forest Products
Our Forest Products’ net sales increased $15,944, or 8.9%, in the first quarter of 2004 compared to the first quarter of 2003. Favorable currency translation contributed to the net sales improvement due to the strengthened Canadian dollar versus the U.S. dollar. Improved pricing, primarily for our phenolic-based (“PF”) resins, was mainly driven by the pass through of raw material price increases. Improved volumes, due to strong demand for our urea formaldehyde based resins, PF resins and formaldehyde products, added to the increase in net sales. The improved volumes were driven by increased end-use consumption resulting from the continued strong housing market and increased furniture demand.

Adjusted EBITDA for Forest Products increased $5,615, or 31.0%, in the first quarter of 2004 compared to the first quarter of 2003, primarily due to improvements in processing costs, margins and volumes. Reduced equipment, maintenance and utility costs, as well as the positive impact of the 2003 realignment program, were the drivers of the improvement in processing costs. In addition, higher selling prices and volumes, as discussed above, also contributed to the increase in Adjusted EBITDA.

Performance Resins
Performance Resins’ net sales increased $6,428, or 6.7%, in the first quarter of 2004 compared to the first quarter of 2003. Improved volumes and increased selling prices were the main causes of the increased sales. Improved volumes were primarily due to increased oilfield and foundry resin product volumes, which were partially offset by a decline in volumes for our specialty laminates and melamine derivative (“LMD”) and UV coatings products. Volumes for oilfield products increased due to increased drilling activity in East and South Texas, Canada and Russia. Increases in foundry resins volumes were due to a general recovery in the non-automotive segments. The decline in LMD volumes was a result of a shift in market share, and the UV coatings volume decline was due to market conditions. The selling price increases were primarily related to the pass through of raw material price increases and improved mix.

Adjusted EBITDA for Performance Resins increased $229, or 2.1%, in the first quarter of 2004 compared to the first quarter of 2003. Increased volumes and improved mix, as discussed above, were substantially offset by increased processing costs to support the volume increases and investments made to support geographic expansion and new product development.

International
Our International net sales increased $13,780, or 18.4%, in the first quarter of 2004 compared to the first quarter of 2003. The main driver of the increase was favorable currency translation for the U.K., Brazil and Australia. Fentak contributed $1,675 of net sales in the first quarter of 2004. Improvements in volumes, primarily in Latin America, were offset by price declines in all three international areas.

Adjusted EBITDA for International increased $540, or 6.4%, in the first quarter of 2004 compared to the first quarter of 2003. Excluding the impact of the 2003 acquisition of Fentak, Adjusted EBITDA increased $66. Improved volumes, margins and distribution costs were the key drivers of the improvement. Adjusted EBITDA in 2003 benefited from a reserve adjustment of $1,100 related to a legal case in Latin America.

Corporate and Other
Our Corporate and Other expenses decreased $8,120 in the first quarter of 2004 from the first quarter of 2003. The amendment we made to our OPEB medical benefit plan in 2003 reduced expenses by approximately $3,700 compared to the first quarter of 2003. General insurance costs declined about $1,600, due to the absence of reserve increases for specific cases in 2003. Salary and benefit costs were lower in the first quarter of 2004 by approximately $1,100 due to workforce reductions in connection with the 2003 realignment program.

Adjustments to EBITDA

Our chief operating decision maker relies primarily on Adjusted EBITDA in the evaluation of operating results and the allocation of capital resources. These tables detail items not included in Adjusted EBITDA for purposes of this evaluation of our operating segments. We monitor these activities separately from our operating results. These expense (income) items primarily relate to our realignment programs and impairment charges:

Three months ended March 31, 2004	Plant Closure	Severance	Other	Total

Forest Products	$ (22)	$(274)	$ (39)	$ (335)
International	(748)	(153)	-	(901)
Corporate and Other	13	(310)	(569)	(866)

	$(757)	$(737)	$(608)	$(2,102)

Plant closure costs in the first quarter of 2004 of $757 related to the conversion of our French manufacturing facility into a distribution center and the transition of the related production to the U.K. ($244), environmental remediation at closed plants in Brazil ($238) and other plant closure costs at various sites ($275).

We recorded severance costs of $737 related primarily to the 2003 realignment program.

Other expenses of $608 not included in first quarter 2004 Adjusted EBITDA primarily represent severance expense, included in general and administrative expense, for positions to be replaced as part of the 2003 realignment program.

Three months ended March 31, 2003	Plant Closure	Severance	Impairment	Other	Total

Forest Products	$ 37	$(84)	$ -	$ -	$ (47)
Performance Resins	(47)	-	-	-	(47)
International	(642)	(14)	(67)	-	(723)
Corporate and Other	(122)	(176)	-	(188)	(486)
Divested Business	(181)	-	-	(291)	(472)

	$(955)	$(274)	$(67)	$(479)	$(1,775)

Plant closure costs in first quarter 2003 of $955 relate to environmental remediation of $450 for closed plants in Brazil, additional costs of $181 related to the closure of Melamine and other costs of $324 relating to plant closures and consolidations.

Our first quarter 2003 severance costs of $274 related primarily to administrative workforce reduction programs.

Other expenses of $479 not included in first quarter 2003 Adjusted EBITDA primarily represent expenses incurred related to the closure of Melamine.

Non-operating Expenses and Income Taxes

Following is a comparison of our non-operating expenses for the three months ended March 31, 2004 and 2003:
	Three months ended March 31,
	2004	2003

BTB>
Interest expense	$11,841	$11,340
Affiliated interest expense, net	49	194
Other non-operating expense	61	467
	$11,951	$12,001

Our total non-operating expenses decreased $50 in the first quarter of 2004 as compared to the first quarter of 2003. Interest expense increased by $501, primarily because of higher interest expense on the Ascension Parish Industrial Revenue Bonds.  Our affiliated interest expense decreased $145 due to lower affiliate borrowings. Other non-operating expense decreased due to lower unrealized losses on derivatives.

Following is a comparison of income tax expense (benefit) related to continuing operations for the three months ended March 31, 2004 and 2003:

	Three months ended March 31,

	2004	2003

Income tax expense (benefit)	$3,937	$(1,391)
Effective tax rate	44%	29%


The 2004 effective tax rate reflects the effect of certain foreign losses that we cannot utilize to offset current or future taxable income. Consequently, no tax benefit has been recorded to recognize a current or future benefit of those foreign losses. Additionally, the effective rate reflects higher effective tax rates in certain international jurisdictions.

The 2003 effective tax rate reflects higher pre-tax income in various international jurisdictions in which effective tax rates are higher than the effective U.S. tax rates.

Cash Flows:

Cash provided by (used in):
<BTB>
	Three months ended March 31,
	2004	2003

   <BTB>
Operating activities	$5,794	$(12,328)
Investing activities	634	(7,183)
Financing activities	(4,958)	20,370
Net change in cash and cash equivalents	$1,470	$859

Operating Activities

Our first quarter 2004 operating activities provided cash of $5,794. Cash generated from earnings after adjusting for non-cash expenses of approximately $17,800 and collections of miscellaneous receivable primarily related to rebates of approximately $8,900 were the primary sources of cash from operating activities. This generation of cash was substantially offset by net interest and tax payments of about $22,400 and net trading capital outflows of approximately $2,600.

Our first quarter 2003 operating activities used cash of $12,328. Net trading capital, consisting of accounts receivable, inventory and accounts payable, was the primary use of cash, totaling approximately $16,800. The net trading capital outflows were attributable to an increase in trade receivables partially offset by an increase in trade payables. The increase in receivables is in line with the increased sales for the quarter while the increase in payables is due to the significant increase in raw material costs experienced in the first quarter of 2003. This use of cash was slightly offset by cash generated from operations of approximately $900.

Investing Activities

Our investing activities in the first quarter of 2004 provided cash of $634. We received proceeds of $8,105, primarily from collection on a receivable from the 2003 sale of land associated with a closed plant in the U.K. We used $7,471 for capital expenditures, primarily for plant expansions and improvements.

Our investing activities in the first quarter of 2003 used cash of $7,183. Our capital expenditures totaled $8,099 and were primarily for plant expansions and improvements. We received cash of $916 upon the sale of miscellaneous assets to third parties.

Financing Activities

Our financing activities used cash of $4,958 in the first quarter of 2004. We used this cash primarily to make repayments on our affiliated borrowings.

Our first quarter 2003 financing activities provided cash of $20,370. During the quarter, we converted letters of credit under our uncommitted letter of credit facility (see Liquidity and Capital Resources) to our Credit Facility and, by doing so, released restricted cash of $52,201 that was primarily used to pay down our affiliated borrowings. Our short-term debt borrowings were made primarily by our U.K. subsidiary during the quarter.

Liquidity and Capital Resources

We entered into a three-year asset based revolving credit facility in the third quarter of 2002 (our “Credit Facility”) under which we can borrow or issue letters of credit up to $175,000. This Credit Facility replaced our previous $250,000 credit facility that expired in the third quarter of 2002 and a temporary uncommitted letter of credit (“LOC’) facility established in 2002.

Our Credit Facility is secured with inventory and accounts receivable in the U. S., Canada and the U.K., a portion of property and equipment in Canada and the U. K. and the stock of certain subsidiaries. The maximum borrowing allowable under our Credit Facility is calculated monthly and is based upon specific percentages of eligible accounts receivable, inventory and fixed assets. This Credit Facility contains restrictions on dividends, limitations on borrowings from our affiliates ($30,000), capital expenditures ($68,000 in 2004) and payment of management fees ($5,000 per year). It also includes a minimum trailing twelve-month fixed charge coverage ratio of 1.5 to 1.0 if aggregate availability is less than $25,000, 1.25 to 1.0 if aggregate availability is between $25,000 and $50,000 and 1.1 to 1.0 if aggregate availability is between $50,000 and $75,000. However, these requirements do not apply when aggregate availability exceeds $75,000. At March 31, 2004 our maximum borrowing allowable under the Credit Facility was $141,200, of which $95,800, after outstanding LOCs, was unused and available. As a result, we have no fixed charge coverage ratio requirements at the end of the first quarter of 2004.

We have a borrowing arrangement with BW Holdings, LLC, an affiliate, evidenced by a demand promissory note bearing interest at a variable rate. In 2003, we, along with HA-International, LLC (“HAI”), our joint venture, had similar arrangements with Borden Foods Holdings Corporation (“Foods”), an affiliate. The loans are reported as Loans payable to affiliates on the Consolidated Balance Sheets and totaled $13,300 and $12,260 at March 31, 2004 and December 31, 2003, respectively. Of the total loans outstanding, HAI owed $6,000 at December 31, 2003. The entire amount at March 31, 2004 and the remaining amount at December 31, 2003 related to us. The interest rate on the amount outstanding at March 31, 2004 was 2.1%. Affiliated interest expense totaled $49 and $194 for the three months ended March 31, 2004 and 2003, respectively.

HAI replaced its loan agreement with Foods on January 28, 2004, when they entered into a three-year asset based revolving credit facility, which provides for a maximum borrowing of $20,000 (the “HAI facility”). The HAI facility is secured with the assets of HAI. Maximum borrowing allowable under this facility is based upon specific percentages of eligible accounts receivable and inventory. The HAI facility restricts HAI on the payment of dividends, affiliate transactions, additional debt, minimum availability ($2,000) and capital expenditures ($2,000 in 2004). In addition, HAI must maintain a minimum trailing twelve-month debt coverage ratio of 1.5 to 1.0. At March 31, 2004, HAI was in compliance with this ratio requirement.

Recent Accounting Pronouncements

None.

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information on market risk reported in the Company’s Annual Report on Form 10-K at December 31, 2003.

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

Part II

Item 1: Legal Proceedings

From the third quarter, 2003 to first quarter 2004, six lawsuits have been filed against us in the 27th Judicial District, Laurel County Circuit Court, in Kentucky, arising from an explosion at a customer's plant where seven plant workers were killed and over 40 other workers were injured. The lawsuits primarily seek recovery for wrongful death, emotional and personal injury, loss of consortium, property damage and indemnity. We expect that a number of these suits will be consolidated. The litigation also includes claims by our customer against its insurer and us. We are pursuing a claim for indemnity against our customer, based on language in our contract with them. We have insurance coverage that will address any payments and legal fees in excess of the $5.0 million that has been accrued for as of December 31, 2003.

A class action antitrust lawsuit was filed on April 28, 2004 in Federal District Court in Chicago alleging that the Company and HAI, along with various other entities, had engaged in a price fixing conspiracy.

There have been no other material developments during the first quarter of 2004 in the ongoing legal proceedings that are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 2: Change in Securities and Use of Proceeds

There were no changes in securities during the first quarter of 2004.

Item 3: Defaults upon Senior Securities

There were no defaults on senior securities during the first quarter of 2004.

Item 4: Submission of Matters to a Vote of Security Holders

There was no submission of matters to a vote of security holders during the first quarter of 2004.

Item 6: Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a. Exhibits

(10)  Form of offer letter containing various provisions that may be offered to Executive Officers and other  employees.

(31)  Rule 13a-14 Certifications
(a)   Certificate of the Chief Executive Officer
(b)   Certificate of the Chief Financial Officer

(32)    Section 1350 Certifications

b. Reports on Form 8-K

We filed a report on Form 8-K on March 10, 2004 to disclose our intention to withdraw our 8.375% bonds from listing on the New York Stock Exchange.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           BORDEN CHEMICAL, INC.

Date: May 13, 2004                    /s/ William H. Carter_______
                           William H. Carter
                           Executive Vice President and
                           Chief Financial Officer
                           (Principal Financial Officer)