Form 10-Q
period 2004-06-30
BORDEN CHEMICAL  INC
filed 2004-07-26
CIK 13239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

   For the quarterly period ended                        June 30, 2004
      Commission file number                                             I-71

New Jersey	13-0511250

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

180 East Broad Street, Columbus, Ohio 43215

(Address of principal executive offices)

(614) 225-4000

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes __ No  X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes      No   X

Number of shares of common stock, $0.01 par value, outstanding as of the close of business on July 23, 2004:  200,895,628

BORDEN CHEMICAL, INC.

PART 1
Item 1. Borden Chemical, Inc. Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED) BORDEN CHEMICAL, INC.
	Three Months ended June 30,
(In thousands, except per share data)	2004	2003

Net sales	$412,967	$370,763
Cost of goods sold	327,724	298,014

Gross margin	85,243	72,749

Distribution expense	18,835	16,651
Marketing expense	11,994	10,886
General & administrative expense	31,829	22,098
Business realignment (income) expense and impairments	(1,233)	125
Other operating expense	1,557	3,031

Operating income	22,261	19,958

Interest expense	11,855	11,499
Affiliated interest expense	50	129
Other non-operating expense	510	535

Income before income tax	9,846	7,795
Income tax expense (benefit)	141,860	(12,355)

Net (loss) income	$ (132,014)	$ 20,150

Comprehensive (loss) income	$ (138,671)	$ 35,089

Basic and Diluted Per Share Data

Net (loss) income - basic and diluted	$ (0.66)	$ 0.10

Average number of common shares outstanding during
the period – basic and dilutive	200,896	200,896

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED) BORDEN CHEMICAL, INC.
	Six Months ended June 30,
(In thousands, except per share data)	2004	2003

Net sales	$798,401	$720,051
Cost of goods sold	637,261	581,468

Gross margin	161,140	138,583

Distribution expense	36,340	33,385
Marketing expense	23,397	21,159
General & administrative expense	55,238	51,789
Business realignment expense and impairments	261	1,421
Other operating expense	2,841	3,666

Operating income	43,063	27,163

Interest expense	23,696	22,839
Affiliated interest expense	99	323
Other non-operating expense	571	1,002

Income before income tax	18,697	2,999
Income tax expense (benefit)	145,797	(13,746)

Net (loss) income	$ (127,100)	$ 16,745

Comprehensive (loss) income	$ (133,033)	$ 39,758

Basic and Diluted Per Share Data

Net (loss) income	$ (0.63)	$ 0.08

Average number of common shares outstanding during
the period – basic	200,896	200,896
Average number of common shares outstanding during
the period – dilutive	200,896	200,900

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
BORDEN CHEMICAL, INC.

(In thousands)
	June 30,	December 31,
ASSETS	2004	2003

Current Assets
Cash and equivalents	$ 32,190	$ 28,162
Accounts receivable (less allowance for doubtful accounts of $12,671 in 2004 and $14,459 in 2003)	208,986	196,093
Accounts receivable from affiliates	301	354
Inventories:
Finished and in-process goods	43,005	42,292
Raw materials and supplies	45,562	38,819
Deferred income taxes	23,476	27,085
Other current assets	9,721	13,551

	363,241	346,356

Investments and Other Assets
Deferred income taxes	2,320	113,434
Other assets	23,241	21,725

	25,561	135,159

Property and Equipment
Land	33,103	32,585
Buildings	103,829	103,774
Machinery and equipment	699,215	691,249

	836,147	827,608
Less accumulated depreciation	(395,501)	(378,724)

	440,646	448,884

Goodwill	56,395	57,516
Other Intangible Assets	5,064	5,951

Total Assets	$890,907	$993,866

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
BORDEN CHEMICAL, INC.

(In thousands except share data)
	June 30,	December 31,
LIABILITIES AND SHAREHOLDERS’ DEFICIT	2004	2003

Current Liabilities
Accounts and drafts payable	$ 162,901	$ 127,174
Accounts payable to affiliates	675	16
Debt payable within one year	5,654	8,167
Loans payable to affiliates	7,380	18,260
Other current liabilities	85,564	103,231

	262,174	256,848

Other Liabilities
Long-term debt	529,947	529,966
Non-pension post-employment benefit obligations	121,804	128,723
Other long-term liabilities	205,613	174,522

	857,364	833,211

Commitments and Contingencies (See Note 8)

Shareholders’ Deficit
Common stock - $0.01 par value: authorized 300,000,000 shares,
Issued 201,754,598, treasury 858,970, outstanding 200,895,628 in 2004 and 2003	2,009	2,009
Paid-in capital	1,248,300	1,224,011
Receivable from parent	(536,383)	(512,094)
Deferred compensation	(893)	(1,488)
Accumulated other comprehensive income	(134,126)	(128,193)
Accumulated deficit	(807,538)	(680,438)

	(228,631)	(96,193)

Total Liabilities and Shareholders’ Deficit	$890,907	$993,866

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
BORDEN CHEMICAL, INC.
	Six months ended June 30,
(In thousands)	2004	2003

Cash Flows from (used in) Operating Activities
Net (loss) income	$(127,100)	$16,745
Adjustments to reconcile net (loss) income to net cash from (used in) operating activities:
Tax valuation allowance	137,110	-
Deferred tax (benefit) expense	(326)	(23,532)
Depreciation and amortization	24,029	22,906
Business realignment expense and impairments	261	1,421
Minority interest expense (income)	944	(234)
Other non-cash adjustments	1,217	1,796
Net change in assets and liabilities:
Accounts receivable	(26,961)	(30,744)
Inventories	(8,477)	2,859
Accounts and drafts payable	37,765	6,318
Income taxes	(1,368)	3,808
Other assets	6,327	13,637
Other liabilities	(16,085)	(15,472)

	27,336	(492)

Cash Flows used in Investing Activities
Capital expenditures	(19,255)	(15,621)
Proceeds from the sale of assets	9,359	2,231
	(9,896)	(13,390)

Cash Flows (used in) from Financing Activities
Net short-term debt repayments	(2,513)	(1,456)
Borrowings of long-term debt	-	255
Repayment of long-term debt	(19)	-
Affiliated (repayments/loans) borrowings/receipts	(10,880)	(51,382)
Decrease (increase) in restricted cash	-	65,281
Net repurchases of common stock from/to management	-	(286)

	(13,412)	12,412

Increase (decrease) in cash and equivalents	4,028	(1,470)
Cash and equivalents at beginning of year	28,162	14,740

Cash and equivalents at end of period	$32,190	$13,270

Supplemental Disclosures of Cash Flow Information
Cash paid:
Interest, net	$23,750	$22,493
Income taxes, net	10,381	6,019
Non-cash activity:
Capital contribution by parent	8,501	8,501

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME (UNAUDITED)
BORDEN CHEMICAL, INC.

(In thousands)

	Common Stock	Paid-in Capital	Receivable From from Parent	Deferred Compensation	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Total

Balance, December 31, 2003	$2,009	$1,224,011	$(512,094)	$(1,488)	$(128,193)	$(680,438)	$(96,193)

Net loss						(127,100)	(127,100)

Translation adjustments					(5,933)		(5,933)

Comprehensive loss							(133,033)

Interest accrued on notes from parent (net of tax $8,501)		15,788	(24,289)				(8,501)

Capital contribution from parent		8,501					8,501
Compensation expense on restricted stock				595			595

Balance, June 30, 2004	$2,009	$1,248,300	$(536,383)	$(893)	$(134,126)	$(807,538)	$(228,631)

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts and as otherwise indicated)

1.   Background and Nature of Operations

Borden Chemical, Inc. (the “Company”) was incorporated on April 24, 1899. The Company is engaged primarily in manufacturing, processing, purchasing and distributing forest products and industrial resins, formaldehyde, oilfield products, UV coatings and other specialty and industrial chemicals worldwide. Production facilities are located throughout the U.S. and in many foreign countries. The Company’s three reportable segments are Forest Products, Performance Resins and International. See Note 6.

The Company has been controlled by an affiliate of Kohlberg Kravis Roberts & Co. (“KKR”) since 1995. The Company’s immediate parent is Borden Holdings, Inc. (“BHI”), which is a wholly owned subsidiary of BW Holdings, LLC (“BWHLLC”), an entity controlled by KKR.

On July 5, 2004 an affiliate of Apollo Management LP (“Apollo”) entered into a stock purchase agreement with BWHLLC, BHI, the Company and certain members of the Company’s management. Pursuant to this agreement, Apollo will acquire (the “Acquisition”) all of the outstanding capital stock of BHI, and all of the outstanding capital stock of the Company not otherwise owned by BHI will be redeemed. Completion of the Acquisition is subject to customary closing conditions. The Company and BHI will continue to operate independently until those conditions are satisfied and closing occurs.

The Acquisition, and the payment of estimated transaction fees and expenses will be financed with the net proceeds of a $475 million second-priority senior secured private debt offering by the Company and certain equity contributions from Apollo. The Company may refinance certain existing debt with a portion of this funding. The Acquisition is expected to be completed in the third quarter of 2004.

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

Stock-Based Compensation
The Company accounts for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure-only provision of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment to SFAS No. 123.” The following table sets forth the required reconciliation of reported and pro forma net (loss) income and earnings per share (“EPS”) under SFAS No. 148:

	Three months ended June 30		Six months ended June 30,
	2004	2003	2004	2003

Net (loss) income applicable to common stock	$(132,014)	$20,150	$(127,100)	$16,745
Add: Stock-based employee compensation expense included in reported net income, net of related tax benefit	-	67	-	67
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted , net of related tax effects	(50)	(56)	(97)	(56)

Pro forma net (loss) income	$(132,064)	$20,161	$(127,197)	$16,756

Average shares outstanding (in thousands) – basic	200,896	200,896	200,896	200,896
Average shares outstanding (in thousands) – diluted	200,896	200,896	200,896	200,900
Per share as reported (basic and diluted)	$(0.66)	$0.10	$(0.63)	$0.08
Per share pro forma (basic and diluted)	$(0.66)	$0.10	$(0.63)	$0.08

At June 30, 2004, 5,578,850 options to purchase common shares of the Company were outstanding, of which none were considered dilutive. At June 30, 2003, 2,290,040 options to purchase common shares of the Company were outstanding, of which 1,492,000 were considered dilutive.

Earnings Per Share
The Company’s basic and diluted EPS are calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net (loss) income applicable to common shareholders	$(132,014)	$20,150	$(127,100)	$16,745
Effect of dilutive options	-	-	-	-

Diluted EPS – Numerator	(132,014)	20,150	(127,100)	16,745

Average share outstanding – basic	200,896	200,896	200,896	200,896
Effect of dilutive options	-	-	-	4

Diluted EPS – Denominator	200,896	200,896	200,896	200,900
Diluted EPS	$ (0.66)	$ 0.10	$ (0.63)	$ 0.08

3.   Business Realignment

In June 2003, the Company initiated a realignment program (the “2003 realignment program”) designed to reduce operating expenses and increase organizational efficiency. The components of this program include reducing headcount, streamlining processes, consolidating manufacturing facilities and reducing general and administrative expenses. We expect to complete this program in the first quarter of 2005 and will incur additional expenses through its completion. In addition, we have certain additional long-term realignment programs initiated prior to 2003, which primarily relate to the consolidation of plant facilities.

Six months ended June 30, 2004

In the first half of 2004, the Company recorded Business realignment expense of $261, consisting of plant closure costs (which include plant employee severance and plant asset impairments) of $794, offset by a gain of $1,025 from the sale of a former U.S. plant site. Other severance and employee costs of $492 related to continued execution of the 2003 realignment program.

Provided below is a roll forward of the business realignment reserves for the first six months of 2004.

	December 31, 2003	2004 Expenses	2004 Charges	June 30, 2004

Plant closure costs
2003 realignment program	$3,488	$574	$(3,565)	$497
Other programs	4,741	220	(1,034)	3,927

Other severance and employee costs
2003 realignment program	2,784	492	(1,277)	1,999
Other programs	1,151	-	(1,151)	-
	$12,164	$1,286	$(7,027)	$6,423

Plant Closure Costs

Expenses for plant closure reported for the first half of 2004 of $794 relate primarily to additional costs relating to the conversion of the France manufacturing facility into a distribution center and the transition of the related production to the U.K. ($286) and other plant closure costs at various sites ($508).

Other Severance and Employee Costs

Year-to-date June 2004 Business realignment expense also includes additional net severance costs during the first half of 2004 totaling $492, related primarily to the 2003 realignment program.

Gain on the Sale of Assets

During the second quarter 2004, the Company sold a U.S. plant previously closed under a prior year realignment program for a gain of $1,025, which is also recorded in Business realignment expense.

Six months ended June 30, 2003

In the first half of 2003, the Company recorded Business realignment expense and impairments of $1,421, consisting of plant closure expenses (which includes plant employee severance and plant asset impairments) of $1,299 less reserve reductions of $1,574, other severance and employee costs of $2,113, a gain on the sale of Melamine of $568, and non-cash asset impairment charges of $151.

Provided below is a roll forward of business realignment reserve activity for the first six months of 2003.

	December 31, 2002	2003 Expenses	2003 Charges	June 30, 2003

Plant closure costs
2003 realignment program	$-	$-	$-	$-
Other programs	9,568	(275)	(3,382)	5,911

Other severance and employee costs
2003 realignment program	-	1,716	-	1,716
Other programs	3,996	397	(2,824)	1,569
	$13,564	$1,838	$(6,206)	$9,196

Plant Closure Costs

Plant closure income of $275 in the first half of 2003 consisted of a net reduction in reserves no longer required due to the sale of Melamine of $1,574, partially offset by environmental remediation costs of $894 for closed plants in Brazil and other net costs of $405 for plant closures and consolidations.

Other Severance and Employee Costs

The Company recorded severance costs of $2,113 in the first half of 2003. Of this amount, $1,716 related to the 2003 realignment program, and $397 related to other administrative workforce reduction programs.

Gain on the Sale of Assets

During the second quarter 2003, the Company sold its melamine crystal business (“Melamine”), resulting in a gain of $568. The gain is included in Business realignment expense because the business was sold as part of a prior year realignment program.

Asset Impairment

The Company also recorded asset impairments of $151 related to its Colombian operations in the first six months of 2003.

4.   Pension and Postretirement Expense

Following are the components of net pension and postretirement expense recognized by the Company for the periods ended June 30, 2004 and 2003:

	Pension		Postretirement
	Three months ended June 30,		Three months ended June 30,
	2004	2003	2004	2003

Service cost	$744	$563	$19	$18
Interest cost	3,478	3,747	369	985
Expected return on plan assets	(4,155)	(3,871)	-	-
Amortization
Unrecognized transition obligation	-	3	-	-
Prior service cost	109	99	(2,589)	(861)
Recognized net actuarial loss	1,607	1,760	-	(31)

	$1,783	$2,301	$(2,201)	$111

	Pension		Postretirement
	Six months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Service cost	$1,490	$1,128	$36	$36
Interest cost	6,955	7,493	740	3,047
Expected return on plan assets	(8,309)	(7,741)	-	-
Amortization
Unrecognized transition obligation	-	5	-	-
Prior service cost	219	198	(5,177)	(1,432)
Recognized net actuarial loss	3,214	3,519	-	(31)

	$3,569	$4,602	$(4,401)	$1,620

The amortization of prior service cost in postretirement expense relates to the plan amendment made in the second quarter of 2003.

5.   Comprehensive Income

Comprehensive income is computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net (loss) income	$(132,014)	$20,150	$(127,100)	$16,745
Foreign currency translation adjustments and other	(6,657)	14,939	(5,933)	23,013

	$(138,671)	$35,089	$(133,033)	$39,758

The currency translation adjustments in 2004 relate primarily to unfavorable changes in exchange rates in Brazil, Canada, Australia and UK. The foreign currency translation adjustments in 2003 relate primarily due to favorable changes in exchange rates in Canada and Brazil.

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

Performance Resins includes the North American specialty resins, foundry resins, oilfield and UV coatings product lines. Performance Resins’ key business drivers are housing starts, auto builds, active gas drilling rigs and the general industrial sector performance.

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

Operating Results by Segment:

In previous documents filed with the SEC Adjusted EBITDA was the term used in our segment footnote to describe our segment performance measure. For purposes of this document we have described our segment performance measure as “Segment EBITDA”. We intend to use the term Segment EBITDA to describe segment performance in future SEC documents.

Following is a comparison of net sales and net (loss) income before depreciation and amortization, interest expense, other non-operating expense, income taxes and other adjustments (which may include costs associated with business realignment activities, dispositions and pension settlement charges). The Company refers to this as “Segment EBITDA.” Segment EBITDA is presented by segment and for Corporate and Other and Divested Business of the Company for the three and six months ended June 30, 2004 and 2003. Segment EBITDA information is presented with the Company’s segment disclosures because it is the measure used by the Company’s management in the evaluation of operating results and in determining allocations of capital resources among the business segments. It is also the metric used by the Company to set management and executive incentive compensation.

Net Sales
	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Forest Products	$223,185	$201,012	$417,852	$379,735
Performance Resins	105,754	93,401	207,718	188,937
International	84,028	76,350	172,831	151,373
Divested Business	-	-	-	6

	$412,967	$370,763	$798,401	$720,051

Segment EBITDA
	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Forest Products	$29,382	$24,516	$53,103	$42,622
Performance Resins	13,250	13,505	24,269	24,295
International	7,872	7,496	16,901	15,985
Corporate and Other	(9,475)	(11,177)	(18,397)	(28,219)

	$41,029	$34,340	$75,876	$54,683

The table below reconciles Segment EBITDA to net (loss) income, which management believes to be the most directly comparable GAAP financial measure.

Reconciliation of Segment EBITDA to Net (Loss) Income
	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Segment EBITDA:
Forest Products	$29,382	$24,516	$53,103	$42,622
Performance Resins	13,250	13,505	24,269	24,295
International	7,872	7,496	16,901	15,985
Corporate and Other	(9,475)	(11,177)	(18,397)	(28,219)

Reconciliation:
Depreciation and amortization	(12,086)	(11,543)	(24,029)	(22,906)
Adjustments to Segment EBITDA (described below)	(6,682)	(2,839)	(8,784)	(4,614)
Interest expense	(11,855)	(11,499)	(23,696)	(22,839)
Affiliated interest expense	(50)	(129)	(99)	(323)
Other non-operating expense	(510)	(535)	(571)	(1,002)
Income tax (expense) benefit	(141,860)	12,355	(145,797)	13,746
Net (loss) income	$(132,014)	$20,150	$(127,100)	$16,745

Adjustments to Segment EBITDA

The following items are not included in Segment EBITDA:

Three months ended June 30, 2004	(1) Plant Closure	Severance	(2) Other	Total

Forest Products	$ 211	$ (60)	$ (418)	$ (267)
Performance Resins	961	-	(46)	915
International	(184)	34	(25)	(175)
Corporate and Other	-	271	(7,426)	(7,155)

Total	$ 988	$ 245	$(7,915)	$(6,682)

(1)   Plant closure income in the second quarter of 2004 of $988 relates primarily to a gain of $1,025 on the sale of a U.S. plant site previously closed under a realignment program, partially offset by costs relating to the shut-down of several international sites.

(2)   Other expenses of $7,915 not included in second quarter 2004 Segment EBITDA relate primarily to outside professional fees and other costs totaling $4,785 incurred related to the pending sale of the Company and totaling $2,451 relating to the Company’s previous plans for an initial public offering of its common stock. Also included is severance expense included in general and administrative expense for positions to be replaced as part of the 2003 realignment program.

Three months ended June 30, 2003	(1) Plant Closure	Severance	Impairment	(2) Other	Total

Forest Products	$ 661	$150	$ -	$ (570)	$ 241
Performance Resins	(116)	(310)	-	-	(426)
International	(1,048)	(157)	(84)	-	(1,289)
Corporate and Other	(24)	(1,522)	-	(2,129)	(3,675)
Divested Business	2,325	-	-	(15)	2,310

Total	$1,798	$(1,839)	$(84)	$(2,714)	$(2,839)

    (1)  Plant closure income in the second quarter of 2003 of $1,798 was generated by the sale of Melamine during the quarter, which resulted in a reduction in reserves of $1,574 and a gain on the sale of $568. This income was partially offset by environmental remediation costs of $444 for closed plants in Brazil and other net costs of $83 relating to plant closures and consolidations.

    (2)  Other expenses of $2,714 not included in Segment EBITDA in the second quarter of 2003 primarily represent severance expense, included in general and administrative expense, incurred by the Company for positions to be replaced.

Six months ended June 30, 2004	(1) Plant Closure	Severance	(2) Other	Total

Forest Products	$ 189	$ (334)	$ (457)	$ (602)
Performance Resins	961	-	(46)	915
International	(932)	(119)	(25)	(1,076)
Corporate and Other	13	(39)	(7,995)	(8,021)

Total	$ 231	$ (492)	$(8,523)	$(8,784)

    (1)  Plant closure income for the six months ended June 30, 2004 of $231 relates primarily to a gain of $1,025 on the sale of a U.S. plant site previously closed under a realignment program, partially offset by costs relating to the shut-down of several international sites. These expenses include additional costs relating to the conversion of the France manufacturing facility into a distribution center and the transition of the related production to the U.K. ($286) and other plant closure costs at various sites ($508).
    (2) Other expenses of $8,523 not included in Segment EBITDA through June 30, 2004 relate primarily to outside professional fees and other costs totaling $4,785 incurred related to the pending sale of the Company and totaling $2,451 relating to the Company’s previous plans for an initial public offering of its common stock. Also included is severance expense included in general and administrative expense for positions to be replaced as part of the 2003 realignment program.

Six months ended June 30, 2003	(1) Plant Closure	(2) Severance	Impairment	(3) Other	Total

Forest Products	$ 698	$ 66	$ -	$ (570)	$ 194
Performance Resins	(163)	(310)	-	-	(473)
International	(1,690)	(171)	(151)	-	(2,012)
Corporate and Other	(146)	(1,698)	-	(2,317)	(4,161)
Divested Business	2,144	-	-	(306)	1,838

Total	$ 843	$(2,113)	$ (151)	$(3,193)	$ (4,614)

(1)   Plant closure income of $843 in the first half of 2003 was generated by the sale of Melamine in the second quarter and consisted of a net reduction in related reserves of $1,574 and a gain on the sale of $568. These income items were partially offset by environmental remediation costs of $894 for closed plants in Brazil and other net costs of $405 for plant closures and consolidations.

(2)   The Company recorded severance costs of $2,113 in the first half of 2003. Of this amount, $1,716 is related to the 2003 realignment program, and $397 related to other administrative workforce reduction programs.

(3)   Other expenses of $3,193 not included in Segment EBITDA for the first half of 2003 primarily represent severance expense, included in general and administrative expense, incurred by the Company for positions to be replaced and expenses incurred related to the closure of Melamine.

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

Indemnities related to the pre-closing operations of sold assets normally do not represent additional liabilities to the Company, but simply serve to protect the buyer from potential liability associated with the Company’s existing obligations at the time of sale. As with any liability, the Company has accrued for those pre-closing obligations that are considered probable and reasonably estimable. Amounts recorded are not significant at June 30, 2004.

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

In connection with the conversion in 2003 of the $34,000 Parish of Ascension Industrial Revenue Bonds (“IRBs”) to a fixed rate, the Company’s Canadian and U.K. subsidiaries have guaranteed its IRBs.

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

8.   Commitments and Contingencies

Environmental Matters

Because the Company’s operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials, the Company is subject to extensive environmental regulation at the Federal, international and state level and is exposed to the risk of claims for environmental remediation or restoration. In addition, violations of environmental laws or permits may result in restrictions being imposed on operating activities, substantial fines, penalties, damages or other costs, any of which could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Accruals for environmental matters are recorded following the guidelines of Statement of Position 96-1, “Environmental Remediation Liabilities,” when it is probable that a liability has been incurred and the amount of the liability can be estimated. Environmental accruals are reviewed on an interim basis and as events and developments warrant. Based on management’s estimates, which are determined through historical experience and consultation with outside experts, the Company has recorded liabilities, relating to 54 locations, of approximately $37,400 and $38,600 at June 30, 2004 and December 31, 2003, respectively, for all probable environmental remediation, indemnification and restoration liabilities. These amounts include estimates of unasserted claims the Company believes are probable of loss and reasonably estimable. Based on the factors discussed below and currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $22,300 to $73,500, in the aggregate, at June 30, 2004. This estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based, and in order to establish the upper end of such range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. The Company has not taken into consideration insurance coverage or any anticipated recoveries from other third parties in determining the liability or range of possible outcomes. The Company’s current insurance coverage provides very limited, if any, coverage for environmental matters.

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

The Company has recorded a liability of approximately $21,500 and $21,600 at June 30, 2004 and December 31, 2003, respectively, related to the BCP Geismar site. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with this site may fall within a range of $13,300 to $33,300, depending upon the factors discussed above. Due to the long-term nature of the project, the reliability of timing and estimability of remediation payments, this liability was recorded at its net present value, assuming a 3% discount rate and a time period of thirty years, and the range of possible outcomes is discounted similarly. The undiscounted liability is approximately $33,000 over thirty years.

Page 12

Following are expected payments for each of the next five years and a reconciliation of the expected aggregate payments to the liability reflected at June 30, 2004:

2004	$ 2,100
2005	1,100
2006	1,700
2007	1,500
2008	700
Remaining aggregate payments	25,900

Total undiscounted liability	33,000
Less: discount to net present value	(11,500)

Liability per Consolidated Balance Sheet	$21,500

Superfund Sites / Offsite Landfills - The Company is currently involved in environmental remediation activities at 26 sites (25 sites as of December 31, 2003) where it has been notified that it is, or may be, a PRP under the United States Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state “superfund” laws. The Company has recorded liabilities of approximately $7,400 and $7,600 at June 30, 2004 and December 31, 2003, respectively, for environmental remediation costs related to these sites. The Company anticipates approximately 60% of this liability will be paid within the next five years, with the remaining payments occurring over the next twenty-five years. The Company generally does not bear a significant level of responsibility for these sites and has little control over the costs and timing of cash flows. At 17 of the 26 sites, the Company’s share is less than 1%. At the remaining 9 sites, the Company has a share of up to 8.8% of the total liability which accounts for approximately $6,300 of the total amount reserved for superfund / offsite landfill sites at June 30, 2004 and December 31, 2003. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with the superfund / offsite landfill sites may be as low as $3,900 or as high as $15,700, in the aggregate. In estimating both its current reserves for environmental remediation at these sites and the possible range of additional costs, the Company has not assumed that it will bear the entire cost of remediation of every site to the exclusion of other known PRPs who may be jointly and severally liable. The Company has limited information to assess the viability of other PRPs and their probable contribution on a per site basis. The range of possible outcomes also takes into account the maturity of each project, which results in a more narrow range as the project progresses. The Company’s ultimate liability will depend on many factors including its volumetric share of waste, the financial viability of other PRPs, the remediation methods and technology used, the amount of time necessary to accomplish remediation, and the availability of insurance coverage. The Company’s insurance provides very limited, if any, coverage for these environmental matters.

Sites Under Current Ownership - The Company is conducting environmental remediation at 7 locations currently owned by the Company, of which 4 sites are no longer operating. There are no other parties responsible for remediation at these sites. Much of the remediation is being performed by the Company on a voluntary basis; therefore, the Company has greater control over the costs to be incurred and the timing of cash flows. The Company has accrued approximately $5,000 and $5,200 at June 30, 2004 and December 31, 2003, respectively, for remediation and restoration liabilities at these locations. The Company anticipates approximately $3,500 of these liabilities will be paid within the next three years, with the remaining amounts being paid over the next ten years. Approximately $3,300 of these reserves is included in the Company’s business realignment reserve, as the environmental clean up is being handled in conjunction with planned closure of the location (see Note 3). Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $3,100 to $13,300, in the aggregate. The factors influencing the ultimate outcome include the methods of remediation to be elected, the conclusions and assessment of site studies remaining to be completed and the time period required to complete the work.

Other Sites - The Company is conducting environmental remediation at 9 locations (10 locations as of December 31, 2003) formerly owned by the Company. The Company has accrued approximately $1,800 and $2,400 at June 30, 2004 and December 31, 2003, respectively, for remediation and restoration liabilities at these locations. The Company anticipates cash outflows of approximately $1,500 within the next three years, with the remainder occurring over the next ten years. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $1,300 to $9,000, in the aggregate. The primary drivers in determining the final costs to the Company on these matters are the method of remediation selected and the level of participation of third parties.

In addition, the Company is responsible for 10 sites that require monitoring where no additional remediation is expected and has also established accruals for other related costs, such as fines and penalties. The Company has accrued approximately $1,700 and $1,800 at June 30, 2004 and December 31, 2003, respectively, related to these sites. Payment of these liabilities is anticipated to occur over the next ten years. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $700 and $2,200, in the aggregate. The ultimate cost to the Company will be influenced by any variations in projected monitoring periods or by findings that are better or worse than anticipated findings.

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

Non-Environmental Legal Matters

Following is a discussion of non-environmental legal proceedings that are not in the ordinary course of business:

Subsidiary Bankruptcy - The Company’s former subsidiary, BCPM, filed for protection under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware on March 22, 2002. BCPM served as the general partner and held a 1% interest in BCPOLP, which was created in November 1987 and operated as a commodity chemicals producer. On April 3, 2001, BCPOLP filed for protection under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware. On February 5, 2003, the U.S. Bankruptcy Court approved a Joint Plan of Liquidation for BCPOLP and BCPM which provided for the transfer of the remaining assets of both entities, including preference, avoidance and other claims against third parties (including the Company) to separate liquidating entities for liquidation and distribution to their creditors. The transfer of the remaining assets of both entities to the liquidating agents was effective March 13, 2003, and the Company's ownership interest in BCPM was extinguished.

On March 19, 2004, the Company reached a tentative agreement with BCPM Liquidating LLC, the successor in interest to BCPM, providing for the settlement of all of its claims for a payment by the Company of $6,000, and with BCP Liquidating LLC, the successor in interest to BCPOLP, providing for the settlement of all of its claims for a payment by the Company of $1,050. In June 2004, the bankruptcy court approved the settlements and the $6,000 and $1,050 payments were made shortly thereafter.

Imperial Home Décor Group - In 1998, pursuant to a merger and recapitalization transaction sponsored by The Blackstone Group ("Blackstone") and financed by The Chase Manhattan Bank ("Chase"), Borden Decorative Products Holdings, Inc. (“BDPH”), a wholly owned subsidiary of the Company, was acquired by Blackstone and subsequently merged with Imperial Wallcoverings to create Imperial Home Décor Group (“IHDG”). Blackstone provided $84,500 in equity, a syndicate of banks funded $198,000 of senior secured financing and $125,000 of senior subordinated notes were privately placed. The Company received approximately $314,400 in cash and 11% of IHDG common stock for its interest in BDPH. On January 5, 2000, IHDG filed for reorganization under Chapter 11 of the U. S. Bankruptcy Code. The IHDG Litigation Trust (the “Trust”) was created pursuant to the plan of reorganization in the IHDG bankruptcy to pursue preference and other avoidance claims on behalf of the unsecured creditors of IHDG. In November 2001, the Trust filed a lawsuit against the Company and certain of its affiliates in U.S. Bankruptcy Court in Delaware seeking to have the IHDG recapitalization transaction voided as a fraudulent conveyance and asking for a judgment to be entered against the Company for $314,400 plus interest, costs and attorney fees. The parties have agreed to pursue non-binding mediation in September of 2004.

The Company has accrued legal expenses for scheduled depositions related to this matter and alternative dispute resolution. To the extent that additional depositions or legal work is required, legal defense costs will increase. The Company has not recorded a liability for any potential losses because a loss is not considered probable based on current information. The Company believes it has strong defenses to the Trust’s allegations and intends to defend the case vigorously. While it is reasonably possible the resolution of this matter may result in a loss due to the many variables involved, the Company is not able to estimate the range of possible outcomes at this time.

Brazil Tax Claim - In 1992, the State of Sao Paolo Administrative Tax Bureau issued an assessment against the Company's primary Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes, characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions, and the subsidiary has filed an administrative appeal seeking cancellation of the assessment. In December 2001, the Administrative Court upheld the assessment in the amount of 52 million Brazilian Reals, or approximately US$17,000, an amount that includes tax, penalties, monetary correction and interest. In September 2002, the subsidiary filed a second appeal with the highest-level administrative court, again seeking cancellation of the assessment. The Company believes it has a strong defense against the assessment and will pursue the appeal vigorously, including appealing to the judicial level; however, there is no assurance that the assessment will not be upheld. At this time the Company does not believe a loss is probable; therefore, only related legal fees have been accrued. Reasonably possible losses to the Company resulting from the resolution of this matter range from zero to $17,000.

HAI Grand Jury Investigation - HAI, a joint venture in which the Company has a 75% interest, received a grand jury subpoena dated November 5, 2003 from the U.S. Department of Justice Antitrust Division relating to a foundry resins Grand Jury investigation. HAI has provided documentation in response to the subpoena. As is frequently the case when such investigations are in progress, various antitrust lawsuits have been brought against the Company alleging that the Company and HAI, along with various other entities, engaged in a price fixing conspiracy. The Company has accrued legal fees for the defense of this matter but does not have sufficient information to determine a range of possible outcomes at this time.

CTA Acoustics – From the third quarter, 2003 to the first quarter, 2004 six lawsuits were filed against the Company in the 27th Judicial District, Laurel County Circuit Court, in Kentucky, arising from an explosion at a customer’s plant where seven plant workers were killed and over 40 other workers were injured. The lawsuits primarily seek recovery for wrongful death, emotional and personal injury, loss of consortium, property damage and indemnity. The Company expects that a number of these suits will be consolidated. The litigation also includes claims by its customer against its insurer and the Company. The Company is pursuing a claim for indemnity against its customer, based on language in the contract with them. The Company has accrued $5,000 relating to these actions and has insurance coverage to address any payments and legal fees in excess of this amount.

Other Legal Matters - The Company is involved in various product liability, commercial and employment litigation, personal injury, property damage and other legal proceedings which are considered to be in the ordinary course of business. There has been increased publicity about asbestos liabilities faced by manufacturing companies. In large part, as a result of the bankruptcies of many asbestos producers, plaintiff’s attorneys are increasing their focus on peripheral defendants, including the Company, and asserting that even products that contained a small amount of asbestos caused injury. Plaintiffs are also focusing on alleged harm caused by other products we have made or used, including those containing silica and vinyl chloride monomer. The Company does not believe that it has a material exposure relating to these claims and believes it has adequate reserves and insurance to cover currently pending and foreseeable future claims.

The Company has been served in a lawsuit filed in Hillsborough County, Florida Circuit Court which names the Company and several other parties, relating to an animal feed supplement processing site formerly operated by the Company and sold in 1980. The lawsuit is filed on behalf of multiple residents of Hillsborough County living near the site and alleges various injuries related to exposure to toxic chemicals. At this time, the Company has inadequate information from which to estimate a potential range of liability, if any.

The Company has reserved approximately $16,100 and $24,000 at June 30, 2004 and December 31, 2003, respectively, relating to all non-environmental legal matters for legal defense and settlement costs that it believes are probable and estimable at this time.

9.   Related Party Transactions

Financing and Investing Arrangements
The Company has a borrowing arrangement with BWHLLC, evidenced by a demand promissory note bearing interest at a variable rate. The loan is reported as Loans payable to affiliates on the Consolidated Balance Sheet and totaled $7,380 at June 30, 2004. The interest rate on the amount outstanding at June 30, 2004 was 2.6%. Interest expense totaled $50 and $99 for the three and six months ended June 30, 2004, respectively.

In 2003, the Company and HAI had separate borrowing arrangements with Borden Foods Holdings Corporation (“Foods”), an affiliate, evidenced by demand promissory notes bearing interest at variable rates. The loans were reported as Loans payable to affiliates on the Consolidated Balance Sheet and totaled $18,260 at December 31, 2003. Of the total loans outstanding, the Company owed $12,260 and HAI owed $6,000 at December 31, 2003. Interest rates on these loans ranged from 1.0% to 4.75%. In early 2004, the Company entered into the arrangement with BWHLLC and canceled its arrangement with Foods. In early 2004, HAI obtained a $20,000 credit facility with an external bank and terminated its affiliated borrowing arrangement with Foods. Interest expense, related to the Foods loans, totaled $129 and $323 for the three and six months ended June 30, 2003, respectively.

Administrative Service, Management and Consulting Arrangements
KKR provides certain management, consulting and board services to the Company for an annual fixed fee. In 2003 and through April 2004, the fixed fee was $3,000 annually. Beginning in May 2004, the fee was reduced to $1,000. For the three and six months ended June 30, 2004, the Company recorded $417 and $1,167, respectively, for amounts due to KKR under this arrangement. In the three and six months ended June 30, 2003, the management fee recorded was $750 and $1,500, respectively.

The Company provides certain administrative services to BWHLLC and other affiliates under a service agreement. Fees charged under this agreement were based on the projected cost to the Company to provide these services, primarily based on employee costs. For the three and six months ended June 30, 2004, the Company charged these affiliates $124 and $246, respectively, for these services. During the three and six months ended June 30, 2003, the Company charged these affiliates $138 and $270, respectively.

The Company has a liability to BHI of $675 at June 30, 2004 for costs incurred related to the pending sale of the Company.

Other Transactions and Arrangements
The Company utilizes Willis Group Holdings, Ltd. (“Willis”), an entity controlled by KKR, as its insurance broker. As of the three months ended June 30, 2004 and 2003, the Company had paid $6 and $105, respectively, to Willis for their services. As of the six months ended June 30, 2004 and 2003, the Company had paid $411 and $237, respectively, to Willis.

Page 13

10. Income Tax

In connection with the expected sale of BHI, the Company has recorded a non-cash charge of $137,110 to income tax expense in the second quarter of 2004 to increase the valuation reserves related to the Company’s net domestic deferred tax asset.

As a result of the expected sale of the Company, certain limitations will be placed on the utilization of the attributes under U.S. tax law, and the new financing discussed in Note 1 will limit the Company’s flexibility with respect to prior tax planning strategies. As a result, the Company no longer believes that utilization of the net domestic deferred tax asset is more likely than not to occur.

The Company’s remaining net deferred tax liability of $1,640 is reflected in the Consolidated Balance Sheet at June 30, 2004 as a current deferred asset of $23,476 and a long-term deferred tax asset of $2,320, offset by a current deferred tax liability of $3,960 included in other current liabilities and long-term deferred tax liability of $23,476 included in Other long-term liabilities.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands)

Forward-Looking and Cautionary Statements

As management of Borden Chemical, Inc. (which may be referred to as “Borden,” “we,” “us,” “our” or the “Company”) we may, from time to time, make written and oral statements regarding the future performance of the Company, including statements contained in this report and our other reports filed with the Securities and Exchange Commission. Investors should be aware that these statements, which may include words such as “believe,” “expect,” “anticipate,” “estimate” or “intend,” are based on our currently available financial, economic and competitive data and on current business plans. Such risks and uncertainties are primarily in the areas of results of operations by business unit, liquidity, legal and environmental liabilities and industry and economic conditions.

Overview

Borden is a leading producer of resins, adhesives and binders for the global wood and industrial markets and is the world’s largest producer by volume of formaldehyde. The majority of our businesses are market leaders, with a number one or number two share in North American or global markets.

Our strategic vision is to become the leading supplier of binders, adhesives and coating resins by providing technical solutions to the global wood and industrial markets. We expect to achieve this by leveraging our core businesses through product extensions, geographic expansion, acquisitions or strategic partnerships; developing innovative products; expanding our technology portfolio and investing in operational excellence through efforts such as Six Sigma. Six Sigma is a comprehensive system for achieving, sustaining and maximizing business success.

Our three reporting segments are Forest Products, Performance Resins and International. Our results also include general corporate and administrative expenses disclosed as “Corporate and Other” and activities related to our former melamine crystal business, “Melamine,” which was shut down in 2002, sold in 2003 and is disclosed as “Divested Business.” These are presented to provide a complete picture of our results.

Forest Products includes the forest product resins and formaldehyde product lines produced in North America. The key business drivers for Forest Products are housing starts, furniture demand, panel production capacity and chemical intermediates sector operating conditions.

Performance Resins includes the specialty resins, foundry resins, oilfield and UV coating product lines produced in North America. Performance Resins’ key business drivers are housing starts, auto builds, active gas drilling rigs and the general industrial sector performance.

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

Overview of Results

We reported consolidated net sales of $412,967 for the three months ended June 30, 2004, versus $370,763 for the same period in 2003, an increase of $42,204 or 11.4%. Net sales for the current quarter benefited from increased volumes, in Forest Products, Performance Resins and in the International segment, primarily in Latin America. Favorable currency translation, in all foreign countries in which we operate, also contributed to the increase. Pass through of raw material cost increases in Forest Products and Performance Resins were partially offset by mix and competitive pressures and lower average prices in Europe. In addition, the fourth quarter 2003 acquisition of Fentak Pty Ltd. contributed $1,686 to net sales for the second quarter of 2004.

We reported a net loss of $132,014 for the second quarter of 2004 versus net income of $20,150 for the comparable period in 2003. A primary driver of the net loss for the second quarter was a noncash charge of $137,110 to income tax expense recorded to increase the valuation reserves related to certain deferred tax assets, made in response to changes in circumstances in connection with the expected third quarter sale of the Company. Excluding the impact of income taxes, earnings before taxes increased $2,051 or 26% in the second quarter of 2004 driven by the increase in operating income described below. Operating income increased $2,303 for the second quarter of 2004 versus the prior year period. Operating income increases were attributable to our ability to recover the higher costs of key raw materials, improved volumes in our higher margin products, cost savings related to the 2003 realignment and the amendment of our postretirement plan. These improvements were partially offset by expenses incurred in connection with the pending sale of our business and expenses incurred in connection with our previously planned initial public offering, totaling approximately $7,200.

Our consolidated net sales were $798,401 for the first half of 2004, versus $720,051 for the same period in 2003, an increase of $78,350 or 10.9%. Net sales benefited from increased volumes, in Forest Products, Performance Resins and in the International segment, primarily in Latin America. Favorable currency translation, in all foreign countries in which we operate, also contributed to the increase. Pass through of raw material cost increases in Forest Products and Performance Resins were partially offset by lower average prices in Europe. The Fentak Pty Ltd. acquisition contributed $3,361 to net sales for the first half of 2004.

We reported a net loss of $127,100 in the first half of 2004 versus net income of $16,745 for the comparable period in 2003. As discussed in the results for the second quarter, the primary driver of the net loss for the first half of 2004 was the noncash charge of $137,110 to income tax expense made in connection with the expected third quarter sale of the Company’s parent. The operating income increase of $15,900 for the first half of 2004 versus prior year related to the same factors as discussed above for the second quarter.

Critical Accounting Policies

Deferred income taxes represent the tax effect of temporary differences between amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review income tax reserves on a quarterly basis. During the second quarter of 2004 and in connection with the expected sale of our business, we have recorded a charge of $137,110 to increase the valuation reserves related to our net domestic deferred tax asset. We believe these reserves established for probable tax liabilities are appropriate at June 30, 2004. See Note 10 for additional information.

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

Factors influencing the final determination of our tax liabilities include:
-   Business strategies determined by our future owner
-   Future taxable income
-   Execution of business strategies
-   Negotiations of tax settlements with taxing authorities

There are no other changes to our critical accounting policies as reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 on page 12 and in Note 2 to the Consolidated Financial Statements on page 36 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2004.

Results of Operations by Segment:

In previous documents filed with the SEC Adjusted EBITDA was the term used in our segment footnote to describe our segment performance measure. For purposes of this document we have described our segment performance measure as “Segment EBITDA”. We intend to use the term Segment EBITDA to describe segment performance in future SEC documents.

Following is a comparison of net sales and net (loss) income before depreciation and amortization, interest expense, other non-operating expense, income taxes and other adjustments (which may include costs associated with business realignment activities, dispositions and pension settlement charges). We refer to this as “Segment EBITDA.” Segment EBITDA is presented by segment and for Corporate and Other and Divested Business for the three and six months ended June 30, 2004 and 2003. Segment EBITDA is the measure used by our management team in the evaluation of our operating results and in determining allocations of capital resources among the business segments. This is also the profitability measure we use to set management and executive incentive compensation.

Net Sales
	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Forest Products	$223,185	$201,012	$417,852	$379,735
Performance Resins	105,754	93,401	207,718	188,937
International	84,028	76,350	172,831	151,373
Divested Business	-	-	-	6

	$412,967	$370,763	$798,401	$720,051

       Segment EBITDA
	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Forest Products	$29,382	$24,516	$53,103	$42,622
Performance Resins	13,250	13,505	24,269	24,295
International	7,872	7,496	16,901	15,985
Corporate and Other	(9,475)	(11,177)	(18,397)	(28,219)

	$41,029	$34,340	$75,876	$54,683

Page 14

The table below reconciles Segment EBITDA to Net (loss) income, which we believe to be the most directly comparable GAAP financial measure.

Reconciliation of Segment EBITDA to Net (Loss) Income
	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Segment EBITDA:
Forest Products	$29,382	$24,516	$53,103	$42,622
Performance Resins	13,250	13,505	24,269	24,295
International	7,872	7,496	16,901	15,985
Corporate and Other	(9,475)	(11,177)	(18,397)	(28,219)

Reconciliation:
Depreciation and amortization	(12,086)	(11,543)	(24,029)	(22,906)
Adjustments to Segment EBITDA (described below)	(6,682)	(2,839)	(8,784)	(4,614)
Interest expense	(11,855)	(11,499)	(23,696)	(22,839)
Affiliated interest expense	(50)	(129)	(99)	(323)
Other non-operating expense	(510)	(535)	(571)	(1,002)
Income tax (expense) benefit	(141,860)	12,355	(145,797)	13,746
Net (loss) income	$(132,014)	$20,150	$(127,100)	$16,745

THREE MONTHS ENDED JUNE 30, 2004 VERSUS THREE MONTHS ENDED JUNE 30, 2003

Net Sales Variance	2004 as a Percentage Increase (Decrease) from 2003

	Volume	Price/Mix	Translation	Acquisition	Total

Forest Products	8.2%	1.5%	1.3%	-	11.0%
Performance Resins	8.9%	3.6%	-	0.7%	13.2%
International	9.1%	(7.2%)	6.0%	2.2%	10.1%

Forest Products
Forest Products’ net sales of $223,185 were an increase of $22,173 or 11.0%, in the second quarter of 2004 versus the comparable period last year. Improved volumes, due to strong demand for our phenolic-based (“PF”) resins, urea formaldehyde based (“UF”) resins and formaldehyde products, primarily drove the increase in sales. The improved volumes were due to increased end-use consumption resulting from the continued strong housing market, strong board pricing and increased furniture demand. Pricing and mix contributed 1.5% of the increase as strong pricing for our PF and UF resins, primarily due to the pass through of raw material prices increases and UF pricing initiatives, was partially offset by adverse mix in formaldehyde products. Favorable currency translation also contributed to the net sales improvement as the Canadian dollar strengthened versus the U.S. dollar.

Segment EBITDA for Forest Products increased $4,866 or 19.8%, in the second quarter of 2004 versus the comparable period last year. Volume increases accounted for 42% of the increase. Purchasing productivity and favorable foreign currency translation also contributed to the increase in Segment EBITDA.

Performance Resins
Performance Resins’ net sales of $105,754 were an increase of $12,353 or 13.2%, in the second quarter of 2004 versus the comparable period last year. Improved volumes and increased selling prices were the main cause of the increase. Improved volumes for our foundry resins, electronics and industrial resins products were partially offset by volumes declines for our laminates and melamine derivative (“LMD”) and oilfield products. Improved volumes in foundry resins were due to the continued general recovery in the non-automotive casting segment. Industrial resins volumes increased due to strong demand from customers in the felt bonding and friction segments, and the improvement in volume for our electronics products was primarily attributable to strong demand from new customers. The decline in our LMD products was a result of a shift in market share. Reduced volumes for our oilfield products were primarily due to a loss of market share in the Rocky Mountains to lower margin products. Selling price increases for our foundry resins products were primarily related to the pass through of raw material price increases. In addition, oilfield products’ selling prices were increased due to higher substrate costs and stronger customer demand.

Segment EBITDA for Performance Resins decreased $255 or 1.9%, in the second quarter of 2004 versus the comparable period last year. Volume driven increases in foundry and specialty resins were more than offset by the impact of competitive pricing pressure and adverse mix in specialty resins and UV coatings, increased processing costs in oilfield products, investments in geographic expansion and new product development in oilfield and UV coatings.

International
International net sales of $84,028 were an increase of $7,678 or 10.1%, in the second quarter of 2004 versus the comparable period last year. Improved volumes in Latin America and Europe were almost completely offset by average price declines in Europe. Volume improvements in Latin America were due to increased demand driven by increased exports of wood products. Volume improvements in Europe were driven by increased demand for formaldehyde. Declines in average price in Europe were primarily due to competitive pressures and adverse product mix. Favorable currency translation, in Europe and Latin America, also contributed to the sales increase. Our fourth quarter 2003 acquisition of Fentak, Pty. contributed $1,686 of net sales in the second quarter of 2004.

Segment EBITDA for International increased $376 or 5.0%, in the second quarter of 2004 versus the comparable period last year. Increased volumes and the benefits from the 2003 European realignment more than offset the impacts of competitive pricing and adverse mix in Europe, and the absence of a 2003 gain of $2,345 related to the settlement of a Brazilian foreign exchange claim.

Corporate and Other
Our Corporate and Other expenses decreased $1,702 in the second quarter of 2004 compared to the second quarter of 2003. The amendment we made to our OPEB medical benefit plan in 2003 reduced expenses by approximately $2,300 compared to the second quarter of 2003. General insurance costs declined about $1,100 due to the absence of reserve increases for specific cases in 2003, offset by the absence of a 2003 gain related to the settlement of a Brazilian foreign exchange claim of $2,826.

SIX MONTHS ENDED JUNE 30, 2004 VERSUS SIX MONTHS ENDED JUNE 30, 2003

Net Sales Variance	2004 as a Percentage Increase (Decrease) from 2003

	Volume	Price/Mix	Translation	Acquisition	Total

Forest Products	4.8%	2.6%	2.6%	-	10.0%
Performance Resins	6.1%	3.2%	0.1%	0.5%	9.9%
International	7.3%	(6.4%)	11.1%	2.2%	14.2%

Forest Products
Forest Products’ net sales of $417,852 were an increase of $38,117 or 10.0%, for the first half of 2004 versus the comparable period last year. Improved volumes, due to strong demand for our PF resins, UF resins and formaldehyde products, primarily drove the increase in sales. The improved volumes were due to increased end-use consumption resulting from the continued strong housing market, high board prices and increased furniture demand on the resin side and increased demand in the general chemical sector for formaldehyde. Strong pricing for our PF and UF resins, primarily due to UF pricing initiatives and the pass through of raw material prices increases also contributed to the increase in sales. Sales also benefited from favorable currency translation as the Canadian dollar strengthened versus the U.S. dollar.

Segment EBITDA for Forest Products increased $10,481 or 24.6%, for the first half of 2004 versus the comparable period last year, primarily due to increased volumes, improvements in margins and favorable foreign currency translation. Reduced equipment, maintenance and utility costs, as well as the positive impact of the 2003 realignment program, were the drivers of the improvement in margins. In addition, higher selling prices and volumes, as discussed above, also contributed to the increase in margins and Segment EBITDA.

Page 15

Performance Resins
Performance Resins’ net sales of $207,718 were an increase of $18,781 or 9.9%, for the first half of 2004 versus the comparable period last year. Improved volumes and increased selling prices were the main driver of the increase. Improved volumes for our foundry resins, electronics industrial resins and oilfield products were partially offset by volume declines for our LMD products. Improved volumes in foundry resins were due to continued general recovery in the non-automotive casting segments. Industrial resins’ volumes increased due to strong demand from customers in the friction and felt bonding segments and the improvement in volume for our electronics products is primarily attributable to strong demand in the electronics sector. Volumes for oilfield products increased due to increased drilling activity in East and South Texas, Canada and Russia. The decline in our LMD products was a result of a shift in market share. Selling price increases for our foundry resins and oilfield products also contributed to the sales increase.

Segment EBITDA for Performance Resins decreased $26 or 0.1%, for the first half of 2004 versus the comparable period last year as volume driven increases in oilfield, foundry and specialty resins were offset by volume and margin declines in the UV coating business, increased processing costs for oilfield and increased selling, general and administrative related to increased legal costs and investments in new product development.

International
International net sales of $172,831 were an increase of $21,458 or 14.2%, for the first half of 2004 versus the comparable period last year. Improved volumes in Latin America, Europe and Asia Pacific were partially offset by price pressure and adverse mix in Europe. Volume improvements in Latin America were due to increased demand driven by increased exports of wood products. European volume increases were driven by increased demand for formaldehyde. Asia Pacific volume increases were the result of increased market penetration in Malaysia. The 2003 Fentak Pty Ltd. acquisition also contributed sales of $3,361 for the first six months of 2004.

Segment EBITDA for International increased $916 or 5.7%, for the first half of 2004 versus the comparable period last year. Improved volume and favorable currency translation for Europe, Latin America and Asia Pacific were the key drivers in the increase. Results were negatively impacted by the absence of the 2003 gain of $2,345 in Latin America related to the settlement of a Brazilian foreign exchange claim.

Corporate and Other
Our Corporate and Other expenses decreased $9,822 in the first six months of 2004 compared to the first six months of 2003. The amendment we made to our OPEB medical benefit plan in 2003 reduced expenses by approximately $6,100 compared to the first six months of 2003. General insurance costs declined about $2,750 due to the absence of reserve increases for specific cases in 2003 and revised estimates. Salary and benefit costs were lower in the first six months of 2004 by approximately $1,636 due to workforce reductions in connection with the 2003 realignment program. Additionally rent and outsourcing costs have decreased by approximately $2,000. Offsetting these improvements was the absence of $2,826 in gains related to a 2003 Brazilian foreign exchange claim.

Adjustments to Segment EBITDA

Our chief operating decision maker relies primarily on Segment EBITDA in the evaluation of operating results and the allocation of capital resources. The following tables detail items not included in Segment EBITDA for purposes of this evaluation of our operating segments. We monitor these activities separately from our operating results. These (expense) income items primarily relate to costs incurred associated with the pending sale of our business (see Note 1 to the financial statements) and to prepare for our initial public offering announced in May 2004, and to our realignment programs.

Three months ended June 30, 2004	Plant Closure	Severance	Other	Total

Forest Products	$ 211	$ (60)	$ (418)	$ (267)
Performance Resins	961	-	(46)	915
International	(184)	34	(25)	(175)
Corporate and Other	-	271	(7,426)	(7,155)

Total	$ 988	$ 245	$(7,915)	$(6,682)

Plant closure income in the second quarter of 2004 of $988 relates primarily to a gain of $1,025 on the sale of a U.S. plant site previously closed under a realignment program, partially offset by costs relating to the shut-down of several international sites.

We recorded net reductions in severance costs of $245 related primarily to the 2003 realignment program due to revised estimates.

Other expenses of $7,915 not included in second quarter 2004 Segment EBITDA relate primarily to outside professional fees and other costs totaling $4,785 related to the pending sale of the Company and $2,451 relating to the Company’s previous plan for an initial public offering of its common stock. Also included is severance expense included in general and administrative expense for positions to be replaced as part of the 2003 realignment program.

Three months ended June 30, 2003	Plant Closure	Severance	Impairment	Other	Total

Forest Products	$ 661	$150	$ -	$ (570)	$ 241
Performance Resins	(116)	(310)	-	-	(426)
International	(1,048)	(157)	(84)	-	(1,289)
Corporate and Other	(24)	(1,522)	-	(2,129)	(3,675)
Divested Business	2,325	-	-	(15)	2,310

Total	$1,798	$(1,839)	$(84)	$(2,714)	$(2,839)

Plant closure income in the second quarter of 2003 of $1,798 was generated by the sale of Melamine during the quarter that resulted in a reduction in reserves of $1,574 and a gain on the sale of $568. This income was partially offset by environmental remediation costs of $444 for closed plants in Brazil and other net costs of $83 relating to plant closures and consolidations.

We recorded severance costs of $1,839 in the second quarter of 2003. Of this amount, $1,716 related to the 2003 realignment program, and the remaining $123 related to previous administrative workforce reduction programs.

Other expenses not included in Segment EBITDA in the second quarter of 2003 primarily represent severance expense, included in general and administrative expense, incurred by us for positions to be replaced.

Six months ended June 30, 2004	Plant Closure	Severance	Other	Total

Forest Products	$ 189	$ (334)	$ (457)	$ (602)
Performance Resins	961	-	(46)	915
International	(932)	(119)	(25)	(1,076)
Corporate and Other	13	(39)	(7,995)	(8,021)

Total	$ 231	$ (492)	$(8,523)	$(8,784)

Income from plant closure reported for the first half of 2004 of $231 relates primarily to a gain of $1,025 on the sale of a U.S. plant site previously closed under a realignment program. This gain was partially offset by additional costs relating to the conversion of our French manufacturing facility into a distribution center and the transition of the related production to the U.K. ($286) and other plant closure costs at various sites ($508).

We recorded additional net severance costs during the first half of 2004 totaling $492, related primarily to the 2003 realignment program.

Page 16

Other expenses of $8,523 not included in first half 2004 Segment EBITDA relate primarily to outside professional fees and other costs totaling $4,785 related to the pending sale of the Company and $2,451 relating to the Company’s previous plan for an initial public offering of its common stock. Also included is severance expense included in general and administrative expense for positions to be replaced as part of the 2003 realignment program.

Six months ended June 30, 2003	Plant Closure	Severance	Impairment	Other	Total

Forest Products	$ 698	$66	$ -	$ (570)	$ 194
Performance Resins	(163)	(310)	-	-	(473)
International	(1,690)	(171)	(151)	-	(2,012)
Corporate and Other	(146)	(1,698)	-	(2,317)	(4,161)
Divested Business	2,144	-	-	(306)	1,838

Total	$843	$(2,113)	$(151)	$(3,193)	$(4,614)

Plant closure income of $843 in the first half of 2003 was generated by the sale of Melamine in the second quarter and consisted of a net reduction in related reserves of $1,574 and a gain on the sale of $568. These income items were partially offset by environmental remediation costs of $894 for closed plants in Brazil and other net costs of $405 for plant closures and consolidations.

We recorded severance costs of $2,113 in the first half of 2003. Of this amount, $1,716 related to the 2003 realignment program, and $397 related to other administrative workforce reduction programs.

Other expenses not included in Segment EBITDA for the first half of 2003 primarily represent severance expense, included in general and administrative expense, incurred by us for positions to be replaced and expenses incurred related to the closure of Melamine.

Non-operating Expenses and Income Taxes

Following is a comparison of our non-operating expenses for the three months ended June 30, 2004 and 2003:
	Three months ended June 30,
	2004	2003

Interest expense	$11,855	$11,499
Affiliated interest expense, net	50	129
Other non-operating expense	510	535
	$12,415	$12,163

Our total non-operating expenses increased $252 in the second quarter of 2004 as compared to the second quarter of 2003, primarily due to higher interest expense of $356. Interest expense increased primarily because of higher interest expense on the Ascension Parish Industrial Revenue Bonds. Our affiliated interest expense decreased $79 due to lower affiliate borrowings.

Following is a comparison of our non-operating expenses for the six months ended June 30, 2004 and 2003:

	Six months ended June 30,
	2004	2003

Interest expense	$23,696	$22,839
Affiliated interest expense, net	99	323
Other non-operating expense	571	1,002
	$24,366	$24,164

Our total non-operating expenses increased $202 in the first half of 2004 as compared to the first half of 2003. Interest expense increased by $857, primarily because of higher interest expense on the Ascension Parish Industrial Revenue Bonds. Our affiliated interest expense decreased $224 due to lower affiliate borrowings. Other non-operating expense decreased due to a prior year loss related to a foreign intercompany loan.

Following is a comparison of our income tax expense/(benefit) to continuing operations for the three months ended June 30, 2004:

	Three months ended June 30,
	2004	2003

Income tax (benefit)/expense	$141,860	$(12,355)
Effective tax rate	N/M	N/M

Our income tax expense for the three months ended June 30, 2004 primarily reflects a charge relating to the write-off of our net domestic deferred tax asset. In connection with the expected sale of BHI, we have recorded a non-cash charge of $137,110 to income tax expense to increase the valuation reserves related to our net domestic deferred tax asset.

As a result of the expected sale of the Company, certain limitations will be placed on the utilization of these attributes under U.S. tax law, and the new financing discussed in Note 1 will limit our flexibility with respect to prior tax planning strategies. As a result, we no longer believe that utilization of the net domestic deferred tax asset is more likely than not to occur.

In addition, the 2004 effective tax rate reflects the effect of certain foreign losses that we cannot use to offset current or future taxable income. Consequently, no tax benefit has been recorded to recognize a current or future benefit of those foreign losses.

The 2003 effective tax rate reflects higher effective tax rates in various international jurisdictions.

The following is a comparison of income tax expense/(benefit) for the six months ended June 30, 2004.

	Six months ended June 30,
	2004	2003

Income tax expense/(benefit)	$145,797	$(13,746)
Effective tax rate	N/M	N/M

The 2004 effective tax rate for the six months ended June 30, 2004 reflects the same factors as discussed above.

Cash Flows:

Cash provided by (used in):

	Six months ended June 30,
	2004	2003

<BTB>
Operating activities	$27,336	$(492)
Investing activities	(9,896)	(13,390)
Financing activities	(13,412)	12,412
Net change in cash and cash equivalents	$4,028	$(1,470)

Operating Activities

Operating activities provided cash of $27,336 in the first six months of 2004 compared to cash used of $492 in the first six months of 2003. Net trading capital, consisting of accounts receivable, inventory and accounts payable, was the key driver to the change in operating cash flow. Net trading capital inflows were attributable to an increase in accounts payable nearly offset by increases in accounts receivable and inventory. The increase in payables is due to increases of raw material costs and an increased focus to better align customer and vendor payment terms. Increases in accounts receivable is in line with the increased sales for the first six months of 2004.

Our first half 2003 operating activities used cash of $492. Net trading capital was our primary use of cash, totaling approximately $21,600. The net trading capital outflows were attributable to an increase in trade receivables partially offset by an increase in trade payables. The increase in receivables was in line with the increased sales during the first half of the year while the increase in payables was due to the significant increase in raw material costs experienced in the first half of 2003. Cash generated from operations of approximately $19,100 substantially offset this use of cash.

Investing Activities

Our investing activities in the first six months of 2004 used cash of $9,896 compared to cash used of $13,390 in the first six months of 2003. In 2004 we received cash of $9,359 from the sale of assets, primarily the sale of land associated with a closed plant in the U.K. and the sale of a previously closed U.S. plant. We used cash of $19,255 for capital expenditures primarily for plant expansions and improvements.

Our investing activities in the first six months of 2003 used cash of $13,390. Our capital expenditures totaled $15,621 and were primarily for plant expansions and improvements. We received cash of $2,231 upon the sale of miscellaneous assets to third parties.

Financing Activities

Our financing activities in the first six months of 2004 used cash of $13,412 compared to cash provided of $12,412 in the first six months of 2003. During the first six months of 2004 we used cash generated from operations to pay down our affiliated and short-term borrowings.

Our financing activities in the first six months of 2003 provided cash of $12,412. During the first half of the year, we converted letters of credit under our uncommitted letter of credit facility (see Liquidity and Capital Resources) to our Credit Facility and, by doing so, released restricted cash of $65,281 that was primarily used to pay down our affiliated borrowings. We also made short-term debt repayments of $1,456.

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

Our Credit Facility is secured with inventory and accounts receivable in the U. S., Canada and the U.K., a portion of property and equipment in Canada and the U. K. and the stock of certain subsidiaries. The maximum borrowing allowable under our Credit Facility is calculated monthly and is based upon specific percentages of eligible accounts receivable, inventory and fixed assets. This Credit Facility contains restrictions on dividends, limitations on borrowings from our affiliates ($30,000), capital expenditures ($68,000 in 2004) and payment of management fees ($5,000 per year). It also includes a minimum trailing twelve-month fixed charge coverage ratio of 1.5 to 1.0 if aggregate availability is less than $25,000, 1.25 to 1.0 if aggregate availability is between $25,000 and $50,000 and 1.1 to 1.0 if aggregate availability is between $50,000 and $75,000. However, these requirements do not apply when aggregate availability exceeds $75,000. At June 30, 2004 our maximum borrowing allowable under the Credit Facility was $150,179, of which $104,763, after outstanding LOCs, was unused and available. As a result, we have no fixed charge coverage ratio requirements at the end of the first quarter of 2004.

We also have a borrowing arrangement with BW Holdings, LLC (“BWHLLC”), an affiliate, evidenced by a demand promissory note bearing interest at a variable rate. In 2003, we, along with HA-International, LLC (“HAI”), our joint venture, had similar arrangements with Borden Foods Holdings Corporation (“Foods”), an affiliate. The loans are reported as Loans payable to affiliates on the Consolidated Balance Sheets and totaled $7,380 and $12,260 at June 30, 2004 and December 31, 2003, respectively. Of the total loans outstanding, HAI owed $6,000 at December 31, 2003. The entire amount at June 30, 2004 and the remaining amount at December 31, 2003 related to us. The interest rate on the amount outstanding at June 30, 2004 was 2.6%. Affiliated interest expense totaled $50 and $129 for the three months ended June 30, 2004 and 2003, respectively. Affiliated interest expense totaled $99 and $323 for the six months ended June 30, 2004 and 2003, respectively. Our borrowing arrangement with BWHLLC will be terminated upon the sale of the Company, which is expected to occur in the third quarter of 2004. We have adequate borrowing capacity from our credit facility to cover the loss of this arrangement.

Due to changes in the rules for minimum funding requirements made in the second quarter, we have updated our projected pension plan contributions as reported in our Form 10-K dated December 31, 2003. Our current projections for future contributions range from $0 in 2004 to approximately $24,500 in 2005, with a total funding requirement for the five years ended in 2008 of $66,800. The assumptions used by our actuaries in calculating these projections included an 8.0% annual return on assets for the years 2004 – 2008 and the continuation of current law and plan provisions.

The Ascension Parish Industrial Revenue Bonds (“IRBs”) and the 9.25% debentures have a put option that could be triggered if our credit rating declines by one category within sixty days of a change in control of the Company. As of June 30, 2004 we had $34,000 of IRBs and $47,295 of 9.25% debentures outstanding.

As disclosed in Note 1 to the financial statements and in our tax provision discussion on page 31, we wrote-off our net deferred domestic tax asset in the second quarter of 2004. This event does not impact our projections of $22,000 for cash taxes we expect to pay during 2004 as reported in our December 31, 2003 Form 10-K. We also do not anticipate this will have a negative impact on our cash flow in future years.

Regulatory Matters

Various government agencies are conducting formaldehyde health research and evaluating the need for additional regulations. Although formaldehyde has been heavily regulated for several years, further regulation of formaldehyde could follow over time. The International Agency for Research on Cancer (“IARC”) recently classified formaldehyde as a “known human carcinogen” based on studies linking formaldehyde exposure to rare nasopharyngeal cancer in humans. IARC also concluded that there was not sufficient evidence for a finding of a causal association between leukemia and occupational exposure to formaldehyde, although IARC confirmed that some studies have found a strong linkage between the two. We believe that we will be able to comply with any likely regulatory impact without any material impact on the business.

Recent Accounting Pronouncements

None.

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information on market risk reported in the Company’s Annual Report on Form 10-K at December 31, 2003 and the Quarterly Report on Form 10-Q at March 31, 2004.

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

Page 17

Part II

Item 1: Legal Proceedings

Subsidiary Bankruptcy Proceedings - Our former subsidiary, BCPM, filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware on March 22, 2002. BCPM served as the general partner and held a 1% interest in BCPOLP, which was created in November 1987 and operated as a commodity chemicals producer. On April 3, 2001, BCPOLP filed for protection under Chapter 11 of the U.S. Bankruptcy Code, in the U.S. Bankruptcy Court for the District of Delaware. On February 5, 2003, the U.S. Bankruptcy Court approved a Joint Plan of Liquidation of BCPOLP and BCPM which provided for the transfer of the remaining assets of both entities, including preference, avoidance and other claims against third parties (including us) to separate liquidating entities for liquidation and distribution to their creditors. The transfer of the remaining assets of both entities to the liquidating agents was effective March 13, 2003 and our ownership interest in BCPM was extinguished.

On March 19, 2004, we reached a tentative agreement with BCPM Liquidating, the successor in interest to BCPM, providing for the settlement of all its claims for a payment by us of $6,000 and with BCP Liquidating, the successor in interest to BCPOLP, providing for the settlement of all its claims for a payment by us of $1,050. In June 2004, the bankruptcy court approved the settlements and the $6,000 and $1,050 payments were made shortly thereafter.

Bryson Adams - We were one of over 200 defendants in Bryson Adams v. Environmental Purification Advancement Corp., et. al., a private toxic tort action pending in U.S. District Court Western District, Baton Rouge, Louisiana, alleging personal injuries and property damage in connection with two Iberville Parish waste disposal sites in Louisiana. During the second quarter we paid $80 to settle our involvement in the case.

HAI Grand Jury Investigation - HAI, a joint venture in which the Company has a 75% interest, received a grand jury subpoena dated November 5, 2003 from the U.S. Department of Justice Antitrust Division relating to a foundry resins Grand Jury investigation. HAI has provided documentation in response to the subpoena. As is frequently the case when such investigations are in progress, various antitrust lawsuits have been brought against the Company alleging that the Company and HAI, along with various other entities, engaged in a price fixing conspiracy, including through June: (Urick Foundry Co. v. Ashland, Inc. et al. U.S. Dist. Ct. N. Dist. IL., Atchison Casting Corp. v. Ashland, et al. U.S. Dist. Ct. S. Dist. OH., Amite Foundry & Machine, Inc. v. Ashland, et al. U.S. Dist. Ct. S. Dist. OH., Port Shell Molding Co. v. Ashland, Inc., U.S. Dist. Ct., S. Dist. OH., Hayes-Albion Corp. et al. v. Ashland, Inc. et al., U.S. Dist. Ct. S. Dist. OH., Lancaster Foundry Supply Co. v. Ashland, Inc, et al. U.S. Dist. Ct. S. Dist. OH., Maynard Steel Casting Company v. Ashland, Inc, et al. U.S. Dist. Ct. E. Dist. WI., Zurn Industries v. Ashland, Inc, et al. U.S. Dist. Ct. W. Dist. PA., Johnstown Corporation v. Ashland, Inc. et al., U.S. Dist. Ct. S. Dist. OH., Buffalo Metal v. Ashland, Inc. et al., U.S. Dist. Ct. N. Dist. IL., Caterpillar, Inc. v. Ashland, Inc. et al., U.S. Dist. Ct. C. Dist. IL., Kulp Foundry Inc. v. Ashland, Inc, et al. U.S. Dist. Ct. S. Dist. OH.)

There have been no other material developments during the second quarter of 2004 in the ongoing legal proceedings that are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.

Item 2: Change in Securities and Use of Proceeds

There were no changes in securities during the second quarter of 2004.

Item 3: Defaults upon Senior Securities

There were no defaults on senior securities during the second quarter of 2004.

Item 4: Submission of Matters to a Vote of Security Holders

There was no submission of matters to a vote of security holders during the second quarter of 2004.

Page 18

Item 6: Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a.   Exhibits

     (10)(i) Stock Purchase Agreement dated as of July 5, 2004 among BHI Investment, LLC, BW Holdings LLC, Borden Holdings, Inc., Borden Chemical, Inc., Craig O. Morrison and Joseph P. Bevilaqua.

    (10)(ii) 2004 Management Incentive Plan

  (31)  Rule 13a-14 Certifications
   (a) Certificate of the Chief Executive Officer
   (b) Certificate of the Chief Financial Officer

   (32)  Section 1350 Certifications

 b.   Reports on Form 8-K

    1.    We filed a report on Form 8-K on April 26, 2004 to announce our intention to file a registration statement for an initial public offering of our common stock.

    2.   We filed a report on Form 8-K on May 7, 2004 to report first quarter financial results and announce the filing of a registration statement for an initial public offering of our common stock.

Page 19

        SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BORDEN CHEMICAL, INC.

Date: July 26, 2004               /s/ William H. Carter
                              William H. Carter
                              Executive Vice President and
                              Chief Financial Officer
                              (Principal Financial Officer)

Page 20