Form 10-Q
period 2004-09-30
BORDEN CHEMICAL  INC
filed 2004-11-15
CIK 13239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

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

Number of shares of common stock, $0.01 par value, outstanding as of the close of business on November 11, 2004: 96,905,936

BORDEN CHEMICAL, INC.

PART 1

Item 1.	Borden Chemical, Inc. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

BORDEN CHEMICAL, INC.

	Three Months ended September 30,
(In thousands, except per share data)	2004	2003
Net sales	$432,872	$358,281
Cost of goods sold	350,203	283,891

Gross margin	82,669	74,390

Distribution expense	19,471	16,000
Marketing expense	11,844	10,515
General & administrative expense (see Notes 1 and 8)	49,249	23,817
Business realignment expense (income) and impairments	2,870	(8,806)
Other operating income	(1,173)	(1,559)

Operating income	408	34,423

Interest expense	18,867	11,275
Affiliated interest expense	39	133
Acquisition / IPO-related costs (see Note 1)	33,501	—
Other non-operating expense (income)	1,814	(513)

(Loss) income before income tax	(53,813)	23,528
Income tax expense	5,232	12,475

Net (loss) income	$(59,045)	$11,053

Comprehensive (loss) income	$(48,172)	$11,456

Basic and Diluted Per Share Data
Net (loss) income – basic and diluted	$(0.40)	$0.06

Average number of common shares outstanding during the period – basic and diluted	148,901	200,896

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

BORDEN CHEMICAL, INC.

	Nine Months ended September 30,
(In thousands, except per share data)	2004	2003
Net sales	$1,231,273	$1,078,332
Cost of goods sold	987,464	865,359

Gross margin	243,809	212,973

Distribution expense	55,811	49,385
Marketing expense	35,241	31,674
General & administrative expense (see Notes 1 and 8)	97,251	75,606
Business realignment expense (income) and impairments	3,131	(7,385)
Other operating expense	1,668	2,107

Operating income	50,707	61,586

Interest expense	42,563	34,114
Affiliated interest expense	138	456
Acquisition / IPO-related costs (see Note 1)	40,737	—
Other non-operating expense	2,385	489

(Loss) income before income tax	(35,116)	26,527
Income tax expense (benefit)	151,029	(1,271)

Net (loss) income	$(186,145)	$27,798

Comprehensive (loss) income	$(181,205)	$51,214

Basic and Diluted Per Share Data
Net (loss) income - basic and diluted	$(1.03)	$0.14

Average number of common shares outstanding during the period – basic and diluted	180,098	200,898

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

BORDEN CHEMICAL, INC.

(In thousands)	September 30, 2004	December 31, 2003
ASSETS
Current Assets
Cash and equivalents	$84,640	$28,162
Accounts receivable (less allowance for doubtful accounts of $12,413 in 2004 and $14,459 in 2003)	224,709	196,093
Accounts receivable from affiliates	466	354
Inventories:
Finished and in-process goods	51,162	42,292
Raw materials and supplies	48,347	38,819
Deferred income taxes	22,449	27,085
Other current assets	21,726	13,551

	453,499	346,356

Investments and Other Assets
Deferred income taxes	2,400	113,434
Other assets	40,917	21,725

	43,317	135,159

Property and Equipment
Land	32,054	32,585
Buildings	101,450	103,774
Machinery and equipment	714,061	691,249

	847,565	827,608
Less accumulated depreciation	(406,153)	(378,724)

	441,412	448,884
Goodwill	56,878	57,516
Other Intangible Assets	4,673	5,951

Total Assets	$999,779	$993,866

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

BORDEN CHEMICAL, INC.

(In thousands, except share data)	September 30, 2004	December 31, 2003
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts and drafts payable	$190,319	$127,174
Debt payable within one year	11,604	8,167
Loans payable to affiliates	—	18,260
Other current liabilities	93,180	103,247

	295,103	256,848

Other Liabilities
Long-term debt	955,847	529,966
Non-pension post-employment benefit obligations	118,369	128,723
Other long-term liabilities	203,846	174,522

	1,278,062	833,211

Commitments and Contingencies (See Note 8)
Shareholders’ Deficit
Common stock - $0.01 par value: authorized 300,000,000 shares, Issued 200,167,297, treasury 103,261,361, outstanding 96,905,936 in 2004; Issued 201,754,598, treasury 858,970, outstanding 200,895,628 in 2003	969	2,009
Paid-in capital	1,259,889	1,224,011
Treasury stock	(295,881)	—
Receivable from parent	(548,527)	(512,094)
Deferred compensation	—	(1,488)
Accumulated other comprehensive loss	(123,253)	(128,193)
Accumulated deficit	(866,583)	(680,438)

	(573,386)	(96,193)

Total Liabilities and Shareholders’ Deficit	$999,779	$993,866

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

BORDEN CHEMICAL, INC.

	Nine months ended September 30,
(In thousands)	2004	2003
Cash Flows (used in) from Operating Activities
Net (loss) income	$(186,145)	$27,798
Adjustments to reconcile net (loss) income to net cash from (used in) operating activities:
Deferred tax provision (benefit)	136,444	(10,088)
Depreciation and amortization	36,533	34,676
Business realignment expense (income) and impairments	3,131	(7,385)
Loss (gain) on the sale of assets	1,212	(1,183)
Gain on the sale of venture interest	(842)	—
Minority interest expense (income)	742	(85)
Deferred compensation expense	(107)	893
Other non-cash adjustments	(390)	434
Net change in assets and liabilities:
Accounts receivable	(33,855)	(15,590)
Inventories	(17,915)	9,277
Accounts and drafts payable	62,061	(431)
Income taxes	582	(7,402)
Other assets	19,046	2,387
Other liabilities	(40,916)	(27,206)

	(20,419)	6,095

Cash Flows (used in) from Investing Activities
Capital expenditures	(29,848)	(24,684)
Proceeds from the sale of assets	12,038	13,422
Proceeds from the sale of venture interest	1,956	—

	(15,854)	(11,262)

Cash Flows from (used in) Financing Activities
Net short-term debt borrowings	3,437	3,028
Borrowings of long-term debt	478,233	255
Repayments of long-term debt	(52,352)	(1,084)
Debt financing fees capitalized	(22,426)	—
Purchase of treasury stock	(294,918)	—
Affiliated loan repayments	(18,260)	(51,560)
Decrease in restricted cash	—	67,049
Repurchases of common stock from management	(963)	(286)

	92,751	17,402

Increase in cash and equivalents	56,478	12,235
Cash and equivalents at beginning of year	28,162	14,740

Cash and equivalents at end of period	$84,640	$26,975

Supplemental Disclosures of Cash Flow Information
Cash paid:
Interest, net	$42,677	$38,700
Income taxes, net	14,264	16,219
Non-cash activity:
Capital contribution by parent	12,752	12,752

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT AND COMPREHENSIVE LOSS (UNAUDITED)

BORDEN CHEMICAL, INC.

(In thousands)	Common Stock	Paid-in Capital	Treasury Stock	Receivable from Parent	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, December 31, 2003	$2,009	$1,224,011	—	$(512,094)	$(1,488)	$(128,193)	$(680,438)	$(96,193)

Net loss							(186,145)	(186,145)
Translation adjustments						4,940		4,940

Comprehensive loss								(181,205)

Redemption of shares from parent	(1,021)	1,021	(294,918)					(294,918)
Interest accrued on notes from parent		36,433		(36,433)				—
Repurchases of common stock from management	(3)	3	(963)					(963)
Compensation expense on restricted stock prior to cancellation					694			694
Cancellation of restricted stock	(16)	(3,555)			794			(2,777)
Compensation expense under BHI Acquisition deferred compensation plan		1,976						1,976

Balance, September 30, 2004	$969	$1,259,889	$(295,881)	$(548,527)	$—	$(123,253)	$(866,583)	$(573,386)

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except for share and per share amounts, except as otherwise indicated)

1.	Background and Nature of Operations

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

On May 7, 2004, the Company filed a registration statement with the U.S. Securities and Exchange Commission for a proposed initial public offering (“IPO”) of its common stock. On July 6, 2004, Apollo Management, L.P. (“Apollo”) announced that it had signed a definitive agreement to acquire the Company, thus suspending the planned IPO.

On August 12, 2004, BHI Investment, LLC, an affiliate of Apollo acquired all of the outstanding capital stock of Borden Holdings, Inc. (“BHI”), the Company’s parent at that time, for total consideration of approximately $1.2 billion, including assumption of debt. In conjunction with this transaction, all of the outstanding capital stock of the Company held by management was redeemed and non-vested restricted stock was cancelled. In addition, the Company redeemed approximately 102,069 shares from BHI for cash totaling $294,918.

Immediately following the acquisition of BHI, BHI Investment, LLC reorganized the existing corporate structure of the Company so that the Company became directly owned by BHI Acquisition Corporation (“BHI Acquisition”), a subsidiary of BHI Investment, LLC. Following the acquisition of BHI by Apollo, the Company reorganized its foreign subsidiaries.

The acquisition of BHI, and the payment of transaction fees and expenses, was financed with the net proceeds of a $475 million second-priority senior secured private debt offering (the “Second Priority Notes”) by two newly formed, wholly owned subsidiaries of the Company and certain equity contributions from Apollo. With a portion of the proceeds, the Company redeemed its 9.25% debentures on September 13, 2004 for total cash of $49,249, including accrued interest and a redemption premium totaling $1,954. See Note 10.

Collectively, the transactions described above are referred to as the “Apollo Transaction.”

The Second Priority Notes are guaranteed by the Company and certain of its domestic subsidiaries (the “Guarantors”). The Second Priority Notes and the related guarantees are senior obligations secured by a second-priority lien (subject to certain exceptions and permitted liens) on certain of the Guarantors’ existing and future domestic assets, including the stock of the Company’s Canadian subsidiary.

As a result of the suspended IPO and the subsequent acquisition by Apollo, the Company incurred expenses of $45,442 and $52,678 for the third quarter of 2004 and first three quarters of 2004, respectively. These amounts included charges for accounting and legal fees, fees paid to Apollo, payments for cancellation of restricted stock, exercises of stock options, and management bonuses pertaining to the activity. Of this amount, $11,941 is included within General & administrative expense for the three and nine month periods and the remainder is included within Acquisition / IPO-related costs.

Prior to the Apollo Transaction, the Company was controlled by an affiliate of Kohlberg Kravis Roberts & Co. (“KKR”) since 1995. The Company’s immediate parent , BHI, was a wholly owned subsidiary of BW Holdings, LLC (“BWHLLC”), an entity controlled by KKR.

2.	Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Borden Chemical, Inc. and its subsidiaries, after elimination of intercompany accounts and transactions, and contain all normal, recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the interim periods. Results for the interim periods are not necessarily indicative of results for the full year.

The Company is a public reporting registrant as a result of public debt that was outstanding prior to the Apollo Transaction. As the public debt remains outstanding, the Company has elected not to apply push-down accounting in its Condensed Consolidated Financial Statements.

Stock-Based Compensation

The Company accounts for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and has adopted the disclosure-only provision of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment to SFAS No. 123.” The following table sets forth the required reconciliation of reported and pro forma net (loss) income and earnings per share (“EPS”) under SFAS No. 148:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net (loss) income applicable to common stock	$(59,045)	$11,053	$(186,145)	$27,798
Add: Stock-based employee compensation expense included in reported net income, net of related tax benefit (0% in 2004, 36% in 2003)	5,600	205	6,195	653
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted, net of related tax effects	(2,999)	(214)	(3,746)	(642)

Pro forma net (loss) income	$(56,444)	$11,044	$(183,696)	$27,809

Average shares outstanding – basic and diluted (in thousands)	148,901	200,896	180,098	200,898
Per share as reported (basic and diluted)	$(0.40)	$0.06	$(1.03)	$0.14
Per share pro forma (basic and diluted)	$(0.38)	$0.05	$(1.02)	$0.14

There were no options to purchase the Company’s stock outstanding at September 30, 2004. At September 30, 2003, 1,492,000 options to purchase common shares of the Company were outstanding and considered dilutive but had no impact on the Company’s EPS.

As a result of the Apollo Transaction, all 4,968,250 of the Company’s in-the-money options were exercised, resulting in the recognition of $3,716 for option expense, which is included in General and administrative expense. The actual and proforma expense in the table above are not tax-effected in 2004, as the Company currently places a 100% valuation allowance against deferred income tax assets. All remaining options to purchase the Company’s stock were terminated without payment, and the Company’s stock option plan was terminated.

Also as a result of the Apollo Transaction, 1,587,301 shares of restricted stock granted to certain key employees, which were not vested, were cancelled, and a cash payment of $2,587 was made to the holders relating to the cancellation. The Company reversed expense previously recorded relating to the restricted stock totaling $2,777 upon the cancellation of the non-vested shares. These amounts are recorded in General and administrative expense.

BHI Acquisition formed a new stock option plan under which key employees of the Company have been granted options to purchase the common stock of BHI Acquisition. The options were granted at fair value, and under APB No. 25, the Company has not recorded any expense related to these options subsequent to the grant date. The Company granted 2,711,642 options to purchase BHI Acquisition stock that vest ratably over a five-year period. In addition, the Company granted 2,711,642 options to purchase BHI Acquisition stock (the “performance options”) that vest after the eighth anniversary of the grant date. The performance options provide for accelerated vesting upon the sale of the Company and the achievement of certain financial targets. As of September 30, 2004, the targets were not achieved.

To determine pro forma compensation expense for the BHI Acquisition Option Plan in accordance with SFAS No. 123, the fair value of each option grant is estimated at the date of grant using the minimum value method and the Black-Scholes options pricing model with a risk-free weighted average interest rate of 3.55%, an expected life of five years and a dividend rate of zero.

In addition, key employees of the Company have been granted 2,169,314 deferred units under the BHI Acquisition Corp. 2004 Deferred Compensation Plan (“the Deferred Compensation Plan”), which is an unfunded plan. Each unit gives the grantee the right to one share of common stock of BHI Acquisition following the completion of the forfeiture period, upon the earlier of termination of employment or upon certain other events triggered by a registration of BHI Acquisition common stock for sale to the public. The forfeiture period for 1,477,272 of the deferred units expires on December 10, 2004. The remaining 692,042 deferred units are subject to forfeiture until December 31, 2005. The Company recorded $1,976 of expense related to the Deferred Compensation Plan during the third quarter of 2004, and the related credit is in Paid-in capital.

Reclassification

Second quarter 2004 costs associated with KKR’s divestiture of the Company of $7,236 have been reclassified to Acquisition / IPO-related costs from General and administrative expense.

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

Nine months ended September 30, 2004

In the first nine months of 2004, the Company recorded Business realignment expense and impairments of $3,131. This amount includes plant closure costs (which include plant employee severance and plant asset impairments) of $3,072, offset by gains of $1,442 from the sale of three former U.S. plant sites. The expense also includes other severance and employee costs of $441 and an asset impairment charge of $1,060.

Provided below is a roll forward of the business realignment reserves for the first nine months of 2004.

	December 31, 2003	2004 Expenses	2004 Charges	September 30, 2004
Plant closure costs
2003 realignment program	$3,488	$1,411	$(4,749)	$150
Other programs	4,741	1,661	(1,510)	4,892
Other severance and employee costs
2003 realignment program	2,784	441	(2,153)	1,072
Other programs	1,151	—	(1,151)	—

	$12,164	$3,513	$(9,563)	$6,114

Plant Closure Costs

Expenses for plant closures for the first nine months of 2004 of $3,072 relate primarily to additional costs relating to the conversion of the French manufacturing facility into a distribution center and the transition of the related production to the U.K. ($793), environmental remediation for previously closed sites in Brazil ($1,396) and in Europe ($718) and other plant closure costs at various sites ($165).

Other Severance and Employee Costs

Year-to-date Business realignment expense includes additional net severance costs incurred during the first three quarters of 2004 totaling $441 related to the 2003 realignment program.

Gain on the Sale of Assets

During the first nine months of 2004, the Company sold two U.S. plants previously closed under a prior year realignment program for a gain of $1,214 and a U.S. plant closed under the 2003 realignment program for a gain of $228. These gains are recorded in Business realignment expense.

Asset Impairment

The asset impairment of $1,060 relates to production assets that were written-down due to certain changes in the Company’s manufacturing footprint.

Nine months ended September 30, 2003

In the first nine months of 2003, the Company recorded Business realignment income net of impairments of $7,385, consisting of net plant closure expenses (which includes plant employee severance and plant asset impairments) of $267, other severance and employee costs of $4,431, gains on the sale of the Company’s melamine crystal business (“Melamine”) and land associated with a closed plant in the UK of $12,260, and non-cash asset impairment charges of $177.

Provided below is a roll forward of business realignment reserve activity for the first nine months of 2003.

	December 31, 2002	2003 Expenses	2003 Charges	September 30, 2003
Plant closure costs
2003 realignment program	$—	$200	$(200)	$—
Other programs	9,568	67	(4,492)	5,143
Other severance and employee costs
2003 realignment program	—	2,896	(1,498)	1,398
Other programs	3,996	1,535	(3,581)	1,950

	$13,564	$4,698	$(9,771)	$8,491

Plant Closure Costs

Plant closure costs of $267 in the first nine months of 2003 consisted of environmental remediation costs of $962 for closed plants in Brazil and other net costs of $879 for plant closures and consolidations, partially offset by a net reduction in reserves no longer required due to the sale of Melamine of $1,574.

Other Severance and Employee Costs

The Company recorded severance costs of $4,431 in the first nine months of 2003. Of this amount, $2,896 related to the 2003 realignment program and $1,535 related to other administrative workforce reduction programs.

Gain on the Sale of Assets

During the second quarter 2003, the Company sold Melamine, resulting in a gain of $568. During the third quarter of 2003, the Company sold land associated with a closed plant in the United Kingdom resulting in a gain of $11,692. These gains are included in Business realignment income because these actions were taken as part of a prior year realignment program.

Asset Impairment

The Company recorded asset impairments of $177 related to its French and Colombian operations in the first nine months of 2003.

4.	Pension and Postretirement Expense

Following are the components of net pension and postretirement expense (income) recognized by the Company in General and administrative expense for the periods ended September 30, 2004 and 2003:

	Pension Three months ended September 30,		Postretirement Three months ended September 30,
	2004	2003	2004	2003
Service cost	$747	$563	$19	$18
Interest cost	3,483	3,747	384	447
Expected return on plan assets	(4,159)	(3,871)	—	—
Amortization of prior service cost	109	102	(2,644)	(2,921)
Recognized net actuarial loss (income)	1,609	1,760	—	(46)

	$1,789	$2,301	$(2,241)	$(2,502)

	Pension Nine months ended September 30,		Postretirement Nine months ended September 30,
	2004	2003	2004	2003
Service cost	$2,241	$1,690	$57	$54
Interest cost	10,446	11,240	1,151	3,493
Expected return on plan assets	(12,477)	(11,611)	—	—
Amortization of prior service cost	328	305	(7,931)	(5,730)
Recognized net actuarial loss (income)	4,828	5,281	—	(77)

	$5,366	$6,905	$(6,723)	$(2,260)

The amortization of prior service cost in postretirement expense relates to the plan amendment made in the second quarter of 2003.

The Company did not make any pension contributions during the nine months ended September 30, 2004 and 2003.

5.	Comprehensive (Loss) Income

Comprehensive (loss) income is computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net (loss) income	$(59,045)	$11,053	$(186,145)	$27,798
Foreign currency translation adjustments	10,873	403	4,940	23,416

	$(48,172)	$11,456	$(181,205)	$51,214

The foreign currency translation adjustments in 2004 relate primarily to favorable changes in exchange rates in Canada. The foreign currency translation adjustments in 2003 relate primarily to favorable changes in exchange rates in Canada and Brazil.

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

Corporate and Other represents general and administrative expenses and income and expenses related to liabilities retained from legacy businesses.

Operating Results by Segment:

Following is a comparison of net sales and Segment EBITDA. Segment EBITDA is equal to net income before depreciation and amortization, interest expense, other non-operating expenses or income, income taxes and other adjustments (which include costs included in operating income associated with the Apollo Transaction, business realignment activities, certain costs primarily related to legacy businesses, dispositions and pension settlement charges, if any). Segment EBITDA is presented by reportable segment and for Corporate and Other and Divested Business of the Company for the three and nine months ended September 30, 2004 and 2003. Segment EBITDA information is presented with the Company’s segment disclosures because it is the measure used by the Company’s management in the evaluation of operating results and in determining allocations of capital resources among the business segments. It is also the metric used by the Company to set management and executive incentive compensation.

Net Sales

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Forest Products	$234,219	$192,212	$652,071	$571,947
Performance Resins	106,917	87,641	314,635	276,578
International	91,736	78,428	264,567	229,801
Divested Business	—	—	—	6

	$432,872	$358,281	$1,231,273	$1,078,332

Segment EBITDA

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Forest Products	$29,634	$26,890	$82,737	$69,512
Performance Resins	12,350	11,369	36,619	35,664
International	6,119	7,411	23,020	23,396
Corporate and Other	(9,690)	(8,053)	(28,087)	(36,272)

	$38,413	$37,617	$114,289	$92,300

The table below reconciles Segment EBITDA to net (loss) income, which management believes to be the most directly comparable GAAP financial measure.

Reconciliation of Segment EBITDA to Net (Loss) Income

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Segment EBITDA:
Forest Products	$29,634	$26,890	$82,737	$69,512
Performance Resins	12,350	11,369	36,619	35,664
International	6,119	7,411	23,020	23,396
Corporate and Other	(9,690)	(8,053)	(28,087)	(36,272)
Reconciliation
Depreciation and amortization	(12,504)	(11,770)	(36,533)	(34,676)
Adjustments to Segment EBITDA (described below)	(25,501)	8,576	(27,049)	3,962
Interest expense	(18,867)	(11,275)	(42,563)	(34,114)
Affiliated interest expense	(39)	(133)	(138)	(456)
Acquisition/IPO-related costs	(33,501)	—	(40,737)	—
Other non-operating (expense) income	(1,814)	513	(2,385)	(489)
Income tax (expense) benefit	(5,232)	(12,475)	(151,029)	1,271

Net (loss) income	$(59,045)	$11,053	$(186,145)	$27,798

Adjustments to Segment EBITDA

The following items are not included in Segment EBITDA:

Three months ended September 30, 2004	(1) Plant Closure	Severance	(2) Impairment	(3) Other	Total
Forest Products	$(50)	$—	$—	$6	$(44)
Performance Resins	—	—	(1,060)	(122)	(1,182)
International	(2,228)	—	—	—	(2,228)
Corporate and Other	—	51	—	(22,098)	(22,047)

Total	$(2,278)	$51	$(1,060)	$(22,214)	$(25,501)

(1)	Plant closure costs of $2,278 in the third quarter of 2004 relate to the conversion of the Company’s French manufacturing facility into a distribution center ($507), environmental remediation in Brazil ($1,365) and Europe ($356) and other plant closure costs at various sites ($50).

(2)	The impairment of $1,060 relates to the Company’s manufacturing assets written-down due to certain changes in the Company’s manufacturing footprint.

(3)	Other expenses of $22,214 not included in Segment EBITDA in the third quarter of 2004 relate primarily to compensation costs of approximately $11,900 related to the Apollo Transaction and legal costs of approximately $10,300 related primarily to legacy-related legal proceedings, which are included in General and administrative expense.

Three months ended September 30, 2003	(1) Plant Closure	Severance	Impairment	(2) Other	Total
Forest Products	$(141)	$(606)	$—	$—	$(747)
Performance Resins	121	(97)	—	—	24
International	(635)	(403)	(26)	11,692	10,628
Corporate and Other	—	(1,212)	—	(221)	(1,433)
Divested Business	113	—	—	(9)	104

Total	$(542)	$(2,318)	$(26)	$11,462	$8,576

(1)	Plant closure costs of $542 in the third quarter of 2003 relate to environmental remediation costs of $68 for closed plants in Brazil and other net costs of $474 relating to plant closures and consolidations.

(2)	Other income of $11,462 not included in Segment EBITDA in the third quarter of 2003 primarily represent a gain of $11,692 on the sale of land associated with a closed plant in the United Kingdom.

Nine months ended September 30, 2004	(1) Plant Closure	Severance	(2) Impairment	(3) Other	Total
Forest Products	$139	$(334)	$—	$(451)	$(646)
Performance Resins	(64)	—	(1,060)	857	(267)
International	(3,160)	(119)	—	(25)	(3,304)
Corporate and Other	13	12	—	(22,857)	(22,832)

Total	$(3,072)	$(441)	$(1,060)	$(22,476)	$(27,049)

(1)	Plant closure costs of $3,072 in the first nine months of 2004 relate to the conversion of the Company’s French manufacturing facility into a distribution center ($793), environmental remediation in Brazil ($1,396) and Europe ($718) and other plant closure costs at various sites ($165).

(2)	The impairment of $1,060 relates to the Company’s manufacturing assets written-down due to certain changes in the Company’s manufacturing footprint.

(3)	Other expenses of $22,476 not included in Segment EBITDA for the first nine months of 2004 relate primarily to compensation costs of approximately $11,900 related to the Apollo Transaction and legal costs of approximately $10,300 related primarily to legacy-related legal proceedings, which are included in General and administrative expense.

Nine months ended September 30, 2003	(1) Plant Closure	(2) Severance	Impairment	(3) Other	Total
Forest Products	$557	$(540)	$—	$(570)	$(553)
Performance Resins	(42)	(407)	—	—	(449)
International	(2,325)	(574)	(177)	11,692	8,616
Corporate and Other	(146)	(2,910)	—	(2,538)	(5,594)
Divested Business	1,689	—	—	253	1,942

Total	$(267)	$(4,431)	$(177)	$8,837	$3,962

(1)	Plant closure costs of $267 in the first three quarters of 2003 related to environmental remediation costs of $962 for closed plants in Brazil and other net costs of $879 for plant closures and consolidations. These costs were partially offset by the sale of Melamine in the second quarter, which resulted in a net reduction in related reserves of $1,574.

(2)	The Company recorded severance costs of $4,431 in the first nine months of 2003. Of this amount, $2,896 is related to the 2003 realignment program, and $1,535 related to other administrative workforce reduction programs.

(3)	Other income of $8,837 not included in Segment EBITDA for the first nine months of 2003 primarily represents a gain of $11,692 on the sale of land associated with a closed plant in the United Kingdom and a gain of $568 on the sale of Melamine, partially offset by severance expense incurred by the Company for positions to be replaced, which is included in General and administrative expense.

7.	Guarantees and Indemnifications

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

Indemnities related to the pre-closing operations of sold assets normally do not represent additional liabilities to the Company, but simply serve to protect the buyer from potential liability associated with the Company’s existing obligations at the time of sale. As with any liability, the Company has accrued for those pre-closing obligations that are considered probable and reasonably estimable. Amounts recorded are not significant at September 30, 2004.

While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under its guarantees nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not predictable. With respect to certain of the aforementioned guarantees, the Company maintains limited insurance coverage that mitigates potential payments to be made. The Company had limited reimbursement agreements from affiliates that were terminated as a result of the Apollo Transaction, and as a result, the Company accrued $620 for environmental obligations previously covered by an affiliate reimbursement agreement.

In connection with the Apollo Transaction, the Company entered into a transaction fee agreement with Apollo and its affiliates for the provision of certain structuring and advisory services. The Company has agreed to indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services contemplated under this agreement.

In addition, the Company had previously agreed to indemnify KKR for any claims resulting from its services to the Company and its affiliates. The indemnification was terminated as a result of the Apollo Transaction.

The Company has not entered into any significant agreement subsequent to January 1, 2003 that would require it, as a guarantor, to recognize a liability for the fair value of obligations it has undertaken in issuing the guarantee.

Subsidiary Guarantees

The Company and certain of its subsidiaries guarantee the debt of its two finance subsidiaries totaling $475 million. See Note 11.

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

Accruals for environmental matters are recorded following the guidelines of Statement of Position 96-1, “Environmental Remediation Liabilities,” when it is probable that a liability has been incurred and the amount of the liability can be estimated. Environmental accruals are reviewed on an interim basis and as events and developments warrant. Based on management’s estimates, which are determined through historical experience and consultation with outside experts, the Company has recorded liabilities, of approximately $39,400 relating to 55 locations and $38,600 relating to 54 locations at September 30, 2004 and December 31, 2003, respectively, for all probable environmental remediation, indemnification and restoration liabilities. These amounts include estimates of unasserted claims the Company believes are probable of loss and reasonably estimable. Based on the factors discussed below and currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $23,100 to $78,100, in the aggregate, at September 30, 2004. This estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based, and in order to establish the upper end of such range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. The Company has not taken into consideration insurance coverage or any anticipated recoveries from other third parties in determining the liability or range of possible outcomes. The Company’s current insurance coverage provides very limited, if any, coverage for environmental matters.

Following is a more detailed discussion of the Company’s environmental liabilities and related assumptions:

BCP Geismar Site – The Company formerly owned a basic chemicals and polyvinyl chloride business which was taken public as Borden Chemicals and Plastics Operating Limited Partnership (“BCPOLP”) in 1987. The Company retained a 1% interest and the general partner interest, which were held by its subsidiary, BCP Management, Inc. (“BCPM”). The Company also retained the liability for certain environmental matters after BCPOLP’s formation. Under a Settlement Agreement approved by the United States Bankruptcy Court for the District of Delaware among the Company, BCPOLP, BCPM, the United States Environmental Protection Agency and the Louisiana Department of Environmental Quality, the Company agreed to perform certain of BCPOLP’s obligations with respect to environmental conditions at BCPOLP’s Geismar, Louisiana site. These obligations are related to soil and groundwater contamination at the Geismar site. The Company bears the sole responsibility for these obligations, as there are no other potentially responsible parties (“PRPs”) or third parties from which the Company can seek reimbursement, and no additional insurance recoveries are expected.

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

The Company has recorded a liability of approximately $21,400 and $21,600 at September 30, 2004 and December 31, 2003, respectively, related to the BCP Geismar site. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with this site may fall within a range of $13,300 to $33,300, depending upon the factors discussed above. Due to the long-term nature of the project, the reliability of timing and estimability of remediation payments, this liability was recorded at its net present value, assuming a 3% discount rate and a time period of thirty years, and the range of possible outcomes is discounted similarly. The undiscounted liability is approximately $32,700 over thirty years.

Following are expected payments for each of the next five years and a reconciliation of the expected aggregate payments to the liability reflected at September 30, 2004:

2004	$200
2005	1,800
2006	1,700
2007	1,500
2008	700
Remaining aggregate payments	26,800

Total undiscounted liability	32,700
Less: discount to net present value	(11,300)

Liability per Condensed Consolidated Balance Sheet	$21,400

Superfund Sites / Offsite Landfills - The Company is currently involved in environmental remediation activities at 26 sites where it has been notified that it is, or may be, a PRP under the United States Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state “superfund” laws. The Company has recorded liabilities of approximately $8,100 and $7,600 at September 30, 2004 and December 31, 2003, respectively, for environmental remediation costs related to these sites. The Company anticipates approximately 60% of this liability will be paid within the next five years, with the remaining payments occurring over the next twenty-five years. The Company generally does not bear a significant level of responsibility for these sites and has little control over the costs and timing of cash flows. At 16 of the 26 sites, the Company’s share is less than 1%. At the remaining 10 sites, the Company has a share of up to 8.8% of the total liability which accounts for approximately $6,800 and $6,400 of the total amount reserved for superfund / offsite landfill sites at September 30, 2004 and December 31, 2003, respectively. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with the superfund / offsite landfill sites may be as low as $4,200 or as high as $17,200, in the aggregate. In estimating both its current reserves for environmental remediation at these sites and the possible range of additional costs, the Company has not assumed that it will bear the entire cost of remediation of every site to the exclusion of other known PRPs who may be jointly and severally liable. The Company has limited information to assess the viability of other PRPs and their probable contribution on a per site basis. The range of possible outcomes also takes into account the maturity of each project, which results in a more narrow range as the project progresses. The Company’s ultimate liability will depend on many factors including its volumetric share of waste, the financial viability of other PRPs, the remediation methods and technology used, the amount of time necessary to accomplish remediation, and the availability of insurance coverage. The Company’s insurance provides very limited, if any, coverage for these environmental matters.

Sites Under Current Ownership - The Company is conducting environmental remediation at 7 locations currently owned by the Company, of which 4 sites are no longer operating. There are no other parties responsible for remediation at these sites. Much of the remediation is being performed by the Company on a voluntary basis; therefore, the Company has greater control over the costs to be incurred and the timing of cash flows. The Company has accrued approximately $6,000 and $5,200 at September 30, 2004 and December 31, 2003, respectively, for remediation and restoration liabilities at these locations. The Company anticipates approximately $4,000 of these liabilities will be paid within the next three years, with the remaining amounts being paid over the next ten years.

Approximately $4,300 of these reserves is included in the Company’s business realignment reserve, as the environmental clean up is being handled in conjunction with planned closure of the location (see Note 3). Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $3,100 to $14,100, in the aggregate. The factors influencing the ultimate outcome include the methods of remediation to be elected, the conclusions and assessment of site studies remaining to be completed and the time period required to complete the work.

Other Sites - The Company is conducting environmental remediation at 9 locations (10 locations as of December 31, 2003) formerly owned by the Company. The Company has accrued approximately $2,500 and $2,400 at September 30, 2004 and December 31, 2003, respectively, for remediation and restoration liabilities at these locations. The Company anticipates cash outflows of approximately $1,500 within the next three years, with the remainder occurring over the next ten years. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $1,800 to $11,300, in the aggregate. The primary drivers in determining the final costs to the Company on these matters are the method of remediation selected and the level of participation of third parties.

In addition, the Company is responsible for 11 sites that require monitoring where no additional remediation is expected and has also established accruals for other related costs, such as fines and penalties. The Company has accrued approximately $1,300 and $1,800 at September 30, 2004 and December 31, 2003, respectively, related to these sites. Payment of these liabilities is anticipated to occur over the next ten years. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $700 and $2,200, in the aggregate. The ultimate cost to the Company will be influenced by any variations in projected monitoring periods or by findings that are better or worse than anticipated findings.

The Company formerly operated the Smith Douglass fertilizer business which included a phosphate processing operation in Manatee County, Florida and an animal food processing operation in Hillsborough County, Florida. Both operations were sold in 1980. The EPA has sent the Company and another former owner of the Manatee County facility a request for $112 relating to oversight costs incurred when the site was abandoned by its current owner. The Company is disputing the charge. The Company is aware that state and Federal environmental agencies have taken measures to prevent the off-site release of water from rainfall that accumulated in the drainage ditches and lagoons surrounding the gypsum piles located on this site. The Company is aware that the current owner of the Hillsborough County site ceased operations in March of 2004 and is working with governmental agencies to effect closure of that site. At this time, the Company has not received any demands from any governmental agencies or others regarding the closure and environmental cleanup at this site, which the Company believes is the responsibility of the current owner. While it is reasonably possible some costs could be incurred related to these sites, the Company has inadequate information to enable it to estimate a potential range of liability, if any. During the third quarter of 2004, the Company accrued a reserve of $63 relating to these matters.

Non-Environmental Legal Matters

Following is a discussion of non-environmental legal proceedings that are not in the ordinary course of business:

Subsidiary Bankruptcy - The Company’s former subsidiary, BCPM, filed for protection under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware on March 22, 2002. BCPM served as the general partner and held a 1% interest in BCPOLP, which was created in November 1987 and operated as a commodity chemicals producer. On April 3, 2001, BCPOLP filed for protection under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware. On February 5, 2003, the U.S. Bankruptcy Court approved a Joint Plan of Liquidation for BCPOLP and BCPM which provided for the transfer of the remaining assets of both entities, including preference, avoidance and other claims against third parties (including the Company) to separate liquidating entities for liquidation and distribution to their creditors. The transfer of the remaining assets of both entities to the liquidating agents was effective March 13, 2003, and the Company’s ownership interest in BCPM was extinguished.

In June 2004, the bankruptcy court approved a proposed settlement of all of the claims of BCP Liquidating LLC, the successor in interest to BCPOLP and BCPM Liquidating LLC, the successor in interest to BCPM, for payments by the Company totaling $7,050, which were paid during the second quarter of 2004.

Imperial Home Décor Group - In 1998, pursuant to a merger and recapitalization transaction sponsored by The Blackstone Group (“Blackstone”) and financed by The Chase Manhattan Bank (“Chase”), Borden Decorative Products

Holdings, Inc. (“BDPH”), a wholly owned subsidiary of the Company, was acquired by Blackstone and subsequently merged with Imperial Wallcoverings to create Imperial Home Décor Group (“IHDG”). Blackstone provided $84,500 in equity, a syndicate of banks funded $198,000 of senior secured financing and $125,000 of senior subordinated notes were privately placed. The Company received approximately $314,400 in cash and 11% of IHDG common stock for its interest in BDPH. On January 5, 2000, IHDG filed for reorganization under Chapter 11 of the U. S. Bankruptcy Code. The IHDG Litigation Trust (the “Trust”) was created pursuant to the plan of reorganization in the IHDG bankruptcy to pursue preference and other avoidance claims on behalf of the unsecured creditors of IHDG. In November 2001, the Trust filed a lawsuit against the Company and certain of its affiliates in U.S. Bankruptcy Court in Delaware seeking to have the IHDG recapitalization transaction voided as a fraudulent conveyance and asking for a judgment to be entered against the Company for $314,400 plus interest, costs and attorney fees. An effort to resolve this matter through non-binding mediation was unsuccessful in resolving the case and the parties are preparing for trial.

The Company has an accrual of $6,025 for legal defense costs related to this matter. The Company has not recorded a liability for any potential losses because a loss is not considered probable based on current information. The Company believes it has strong defenses to the Trust’s allegations and intends to defend the case vigorously. While it is reasonably possible the resolution of this matter may result in a loss due to the many variables involved, the Company is not able to estimate the range of possible outcomes at this time.

Brazil Tax Claim - In 1992, the State of Sao Paolo Administrative Tax Bureau issued an assessment against the Company’s primary Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes, characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions, and the subsidiary has filed an administrative appeal seeking cancellation of the assessment. In December 2001, the Administrative Court upheld the assessment in the amount of 58.6 million Brazilian Reals, or approximately $20,500, an amount that includes tax, penalties, monetary correction and interest. In 2002, the subsidiary filed a second appeal with the highest-level administrative court, again seeking cancellation of the assessment. Argument was made to the court in September 2004 and the Company is awaiting its ruling. The Company believes it has a strong defense against the assessment and will pursue the appeal vigorously, including appealing to the judicial level; however, there is no assurance that the assessment will not be upheld. At this time the Company does not believe a loss is probable; therefore, only related legal fees have been accrued. Reasonably possible losses to the Company resulting from the resolution of this matter range from zero to $20,500.

HAI Grand Jury Investigation – HA-International, LLC (“HAI”), a consolidated venture in which the Company has a 70% interest, received a grand jury subpoena dated November 5, 2003 from the U.S. Department of Justice Antitrust Division relating to a foundry resins Grand Jury investigation. HAI has provided documentation in response to the subpoena. As is frequently the case when such investigations are in progress, various antitrust lawsuits have been brought against the Company alleging that the Company and HAI, along with various other entities, engaged in a price fixing conspiracy. At this time the Company does not believe a loss is probable; therefore, only related legal fees have been accrued. The Company does not have sufficient information to determine a range of possible outcomes for this matter at this time.

CTA Acoustics – From the third quarter 2003 to the first quarter 2004, six lawsuits were filed against the Company in the 27th Judicial District, Laurel County Circuit Court, in Kentucky, arising from an explosion at a customer’s plant where seven plant workers were killed and over 40 other workers were injured. The lawsuits primarily seek recovery for wrongful death, emotional and personal injury, loss of consortium, property damage and indemnity. The Company expects that a number of these suits will be consolidated. The litigation also includes claims by its customer against its insurer and the Company. The Company is pursuing a claim for indemnity against its customer, based on language in its contract with the customer, and a claim against a third party that performed services for the Company in connection with sales to the customer. The Company has accrued $5,000, the amount of its insurance deductible, relating to these actions and has insurance coverage to address any payments and legal fees in excess of this amount.

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

The Company has been served in two lawsuits filed in Hillsborough County, Florida Circuit Court which name the Company and several other parties, relating to an animal feed supplement processing site formerly operated by the Company and sold in 1980. The lawsuits are filed on behalf of multiple residents of Hillsborough County living near the site and alleges various injuries related to exposure to toxic chemicals. At this time, the Company has inadequate information from which to estimate a potential range of liability, if any.

The Company has reserved approximately $23,300 and $24,000 at September 30, 2004 and December 31, 2003, respectively, relating to all non-environmental legal matters for legal defense and settlement costs that it believes are probable and estimable at this time. The Company recorded legal expenses of $11,100 and $6,500 for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, the Company recorded expenses, in General and administrative expense, of approximately $16,000 and $11,000, respectively, related to the non-environmental legal matters described above.

Other Commitments and Contingencies

The Limited Liability Agreement of HAI provides Delta-HA, Inc. (“Delta”), the Company’s partner in HAI, the right to purchase between 3-5% of additional interest in HAI each year, beginning in 2004. Delta is limited to acquiring a maximum of 25% of additional interest in HAI under this arrangement. Pursuant to this provision, in the first quarter of 2004, Delta provided the Company with written notice of its intention to exercise its option to purchase an additional 5% interest in 2004, and the purchase was completed in the third quarter of 2004 (see Note 9). Delta’s purchase price of the interest is based on the enterprise value of HAI determined by applying a contractually agreed upon multiple to EBITDA, as defined in the agreement.

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

9.	Sale of Venture Interest

On September 30, 2004, the Company sold a 5% interest in HAI to Delta, pursuant to the Limited Liability Agreement of HAI (see Note 8). The Company received cash proceeds of $1,956, as determined by the agreement, and recorded a gain of $842 related to the sale.

10.	Long-Term Debt

The Company entered into a three-year asset based revolving credit facility in the third quarter of 2002 (the “Credit Facility”), which provides for a maximum borrowing of $175,000, including letters of credit (“LOC”). The Company amended this Credit Facility (the “Amended Credit Facility”) on August 12, 2004 as part of the Apollo Transaction. The Amended Credit Facility is a five-year asset based revolving credit facility with the same borrowing capacity as the Credit Facility.

The Amended Credit Facility is secured with inventory and accounts receivable in the U. S., Canada and the U.K., a portion of property and equipment in Canada and the U. K. and the stock of certain subsidiaries. The maximum borrowing allowable under the Amended Credit Facility is calculated monthly, quarterly if availability is greater than $100,000, and is based upon specific percentages of eligible accounts receivable, inventory and fixed assets. The Amended Credit Facility contains restrictions on dividends, capital expenditures ($37,500 from August 12, 2004 to December 31, 2004; $75,000 in 2005) and payment of management fees ($3,000 per year or 2% of Segment EBITDA). It also includes a minimum trailing twelve-month fixed charge coverage ratio of 1.1 to 1.0 if aggregate availability is less than $50,000. The trailing twelve-month fixed charge coverage ratio requirement does not apply when aggregate availability exceeds $50,000. At September 30, 2004, the maximum borrowing allowable under the Amended Credit Facility was $162,588, of which $115,627, after outstanding LOCs, was unused and available. As a result, the Company has no fixed charge coverage ratio requirements at the end of the third quarter of 2004.

As discussed in Notes 1 and 7, in conjunction with the Apollo Transaction, the Company formed two wholly owned finance subsidiaries that borrowed a total of $475 million through a private debt offering. Of the debt, $325 million is second-priority senior security secured notes due 2014 (“the Fixed Rate Notes”), which bear an interest rate of 9%. The remaining $150 million of debt is second-priority senior secured floating rate notes due 2010 (“the Floating Rate Notes”).

Interest on the Floating Rate Notes will be paid each January 15, April 15, July 15 and October 15. Interest on the Floating Rate Notes accrues at an annual rate, reset quarterly, equal to LIBOR plus 475 basis points. At September 30, 2004, the interest rate on the Floating Rate Notes was 6.43%. The notes mature July 15, 2010. These notes may be redeemed at any time on or after July 15, 2006 at the applicable redemption price set forth in the indenture for the notes. In addition, up to 35% of these notes may be redeemed prior to July 15, 2006 with cash proceeds from certain equity offerings at the applicable redemption price set forth in the indenture for the notes. The Floating Rate Notes may also be redeemed upon certain changes in tax laws. There is no sinking fund for the Floating Rate Notes.

Interest on the Fixed Rate Notes will be paid each January 15 and July 15. The notes mature July 15, 2014. These notes may be redeemed at any time on or after July 15, 2009 at the applicable redemption price set forth in the indenture for the notes. In addition, up to 35% of these notes may be redeemed prior to July 15, 2007 with cash proceeds from certain equity offerings at the applicable redemption price set forth in the indenture for the notes. Prior to July 15, 2009, the Fixed Rate Notes may be redeemed at a price equal to 100% of the principal amount plus accrued interest plus the “make-whole” premium as defined in the indenture for the notes. The Fixed Rate Notes may also be redeemed upon certain changes in tax laws. There is no sinking fund for the Fixed Rate Notes.

The $34,000 Ascension Parish IRBs have a put option that was triggered with the change in control of the Company upon the closing of the Apollo Transaction. The put option expired November 12, 2004 and was not exercised.

In addition, the Company redeemed its 9.25% debentures on September 13, 2004 for total cash of $49,249, including accrued interest and a redemption premium totaling $1,954. The redemption was funded with cash received from the debt offering discussed above.

Debt outstanding at September 30, 2004 and December 31, 2003 is as follows:

	September 30, 2004		December 31, 2003
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
9.2% debentures due 2021	$114,800		$114,800
7.875% debentures 2023	246,782		246,782
Sinking fund debentures:
8-3/8% due 2016	78,000		78,000
9-1/4% due 2019	—		47,295
9% second-priority senior security secured notes due 2014	325,000		—
Floating rate second-priority senior secured notes due 2010 (at a rate of 6.43% in 2004)	150,000		—
Industrial Revenue Bonds (at an average rate of 10% in 2004 and 3.1% in 2003)	34,000		34,000
Other (at an average rate of 7.7% in 2004 and 8.1% in 2003)	7,265	$2,202	9,089	$2,221

Total current maturities of long-term debt		2,202		2,221
Short-term debt (primarily foreign bank loans at an average rate of 4.0% in 2004 and 4.8% in 2003)	—	9,402	—	5,946

Total debt	$955,847	$11,604	$529,966	$8,167

11.	Guarantor/Non-Guarantor Subsidiary Financial Information

As part of the Apollo Transaction, the Company formed two wholly owned finance subsidiaries to borrow $475 million to help fund the acquisition through a private debt offering. The Company and certain of its subsidiaries guarantee this debt. The following information, voluntarily provided by the Company for the benefit of the debt holders, contains the condensed consolidating financial information for the Company, the issuers (Borden U.S. Finance Corporation and Borden Nova Scotia, ULC), the subsidiary guarantors (BDS Two, Inc., Borden Chemical Investments, Inc., Borden Chemical Foundry, Inc., and Borden Services Company) and the combined non-guarantor subsidiaries.

This information includes allocations of Corporate overhead to the combined non-guarantor subsidiaries based on Net trade sales. Income tax expense has been provided on the combined non-guarantor subsidiaries based on actual effective tax rates. All other tax expense is reflected in the parent, Borden Chemical, Inc.

BORDEN CHEMICAL, INC.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands)

THREE MONTHS ENDING SEPTEMBER 30, 2004

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Borden Chemical, Inc.	Subsidiary Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$237,921	$—	$—	$203,800	$(8,849)	$432,872
Cost of goods sold	189,455	—	—	168,719	(7,971)	350,203

Gross margin	48,466	—	—	35,081	(878)	82,669

Distribution expense	11,955	—	—	7,516	—	19,471
Marketing expense	5,892	—	—	5,952	—	11,844
General & administrative expense	30,749	—	4	19,374	(878)	49,249
Business realignment expense (income) and impairments	(3,779)	—	—	6,649	—	2,870
Affiliate royalty expense (income)	5,659	—	(5,659)	—	—	—
Other operating income	(424)	(66)	(280)	(403)	—	(1,173)

Operating income (loss)	(1,586)	66	5,935	(4,007)	—	408

Interest expense	12,669	5,636	—	562	—	18,867
Affiliated interest expense	39	—	—	—	—	39
Intracompany interest expense (income)	35,959	(5,836)	(33,600)	3,477	—	—
Acquisition / IPO-related costs	33,501	—	—	—	—	33,501
Equity in (earnings) losses of investees, net	(27,861)	—	—	—	27,861	—
Other non-operating expense (income)	(171)	—	13	1,972	—	1,814

(Loss) income before income tax	(55,722)	266	39,522	(10,018)	(27,861)	(53,813)
Income tax expense	3,323	—	—	1,909	—	5,232

Net (loss) income	$(59,045)	$266	$39,522	$(11,927)	$(27,861)	$(59,045)

BORDEN CHEMICAL, INC.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands)

THREE MONTHS ENDING SEPTEMBER 30, 2003

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Borden Chemical, Inc.	Subsidiary Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$199,139	$—	$—	$166,842	$(7,700)	$358,281
Cost of goods sold	155,860	—	—	133,835	(5,804)	283,891

Gross margin	43,279	—	—	33,007	(1,896)	74,390

Distribution expense	10,076	—	—	5,924	—	16,000
Marketing expense	5,041	—	—	5,474	—	10,515
General & administrative expense	8,402	—	41	17,270	(1,896)	23,817
Business realignment (income) expense and impairments	1,360	—	—	(10,166)	—	(8,806)
Affiliate royalty expense (income)	5,170	—	(5,170)	—	—	—
Other operating (income) expense	(1,375)	—	124	(308)	—	(1,559)

Operating income (loss)	14,605	—	5,005	14,813	—	34,423

Interest expense	11,062	—	—	213	—	11,275
Affiliated interest expense	63	—	—	70	—	133
Intracompany interest expense (income)	25,204	—	(25,439)	235	—	—
Equity in (earnings) losses of investees, net	(44,628)	—	—	—	44,628	—
Other non-operating (income) expense	482	—	81	(1,076)	—	(513)

Income (loss) before income tax	22,422	—	30,363	15,371	(44,628)	23,528
Income tax expense (benefit)	11,369	—	(3,232)	4,338	—	12,475

Net income (loss)	$11,053	$—	$33,595	$11,033	$(44,628)	$11,053

BORDEN CHEMICAL, INC.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands)

NINE MONTHS ENDING SEPTEMBER 30, 2004

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Borden Chemical, Inc.	Subsidiary Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$676,502	$—	$—	$580,672	$(25,901)	$1,231,273
Cost of goods sold	535,691	—	—	471,550	(19,777)	987,464

Gross margin	140,811	—	—	109,122	(6,124)	243,809

Distribution expense	33,682	—	—	22,129	—	55,811
Marketing expense	17,628	—	—	17,613	—	35,241
General & administrative expense	56,447	—	236	46,692	(6,124)	97,251
Business realignment expense (income) and impairments	(3,518)	—	—	6,649	—	3,131
Affiliate royalty expense (income)	15,428	—	(15,428)	—	—	—
Other operating expense (income)	1,752	(66)	639	(657)	—	1,668

Operating income (loss)	19,392	66	14,553	16,696	—	50,707

Interest expense	35,643	5,636	—	1,284	—	42,563
Affiliated interest expense	120	—	—	18	—	138
Intracompany interest expense (income)	87,418	(5,836)	(85,661)	4,079	—	—
Acquisition / IPO-related costs	40,737	—	—	—	—	40,737
Equity in (earnings) losses of investees, net	(95,072)	—	—	—	95,072	—
Other non-operating expense (income)	(3,104)	—	—	5,489	—	2,385

(Loss) income before income tax	(46,350)	266	100,214	5,826	(95,072)	(35,116)
Income tax expense	139,795	—	—	11,234	—	151,029

Net (loss) income	$(186,145)	$266	$100,214	$(5,408)	$(95,072)	$(186,145)

BORDEN CHEMICAL, INC.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands)

NINE MONTHS ENDING SEPTEMBER 30, 2003

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Borden Chemical, Inc.	Subsidiary Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$607,367	$—	$—	$494,705	$(23,740)	$1,078,332
Cost of goods sold	480,254	—	—	403,521	(18,416)	865,359

Gross margin	127,113	—	—	91,184	(5,324)	212,973

Distribution expense	30,886	—	—	18,499	—	49,385
Marketing expense	15,474	—	—	16,200	—	31,674
General & administrative expense	44,382	—	147	36,401	(5,324)	75,606
Business realignment (income) expense and impairments	2,630	—	—	(10,015)	—	(7,385)
Affiliate royalty expense (income)	14,286	—	(14,286)	—	—	—
Other operating expense (income)	3,695	—	(110)	(1,478)	—	2,107

Operating income (loss)	15,760	—	14,249	31,577	—	61,586

Interest expense	33,199	—	—	915	—	34,114
Affiliated interest expense	364	—	—	92	—	456
Intracompany interest expense (income)	81,263	—	(82,087)	824	—	—
Equity in (earnings) losses of investees, net	(111,634)	—	—	—	111,634	—
Other non-operating expense (income)	(761)	—	219	1,031	—	489

Income (loss) before income tax	13,329	—	96,117	28,715	(111,634)	26,527
Income tax (benefit) expense	(14,469)	—	—	13,198	—	(1,271)

Net income (loss)	$27,798	$—	$96,117	$15,517	$(111,634)	$27,798

BORDEN CHEMICAL, INC.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands)

SEPTEMBER 30, 2004

CONDENSED CONSOLIDATING BALANCE SHEET

	Borden Chemical, Inc.	Subsidiary Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and equivalents	$41,694	$—	$274	$42,672	$—	$84,640
Accounts receivable	106,964	—	120	117,625	—	224,709
Accounts receivable from affiliates	448	—	18	—	—	466
Inventories:
Finished & in-process goods	30,491	—	—	20,671	—	51,162
Raw materials and supplies	29,401	—	—	18,946	—	48,347
Deferred income taxes	22,106	—	—	343	—	22,449
Other current assets	14,500	1,898	13	5,315	—	21,726

	245,604	1,898	425	205,572	—	453,499

Investments and Other Assets
Investment in subsidiaries	6,192,690	—	15,733	—	(6,208,423)	—
Deferred income taxes	(6,101)	—	—	8,501	—	2,400
Loans receivable from affiliates	—	—	6,123,073	41,152	(6,164,225)	—
Other assets	15,289	16,674	—	8,003	951	40,917

	6,201,878	16,674	6,138,806	57,656	(12,371,697)	43,317

Property and Equipment
Land	23,734	—	—	8,320	—	32,054
Buildings	65,376	—	—	36,074	—	101,450
Machinery and equipment	417,014	—	531	296,516	—	714,061

	506,124	—	531	340,910	—	847,565
Less accumulated depreciation	(262,174)	—	(450)	(143,529)	—	(406,153)

	243,950	—	81	197,381	—	441,412
Goodwill	36,467	—	—	20,411	—	56,878
Other intangible assets	3,900	—	—	773	—	4,673

Total Assets	$6,731,799	$18,572	$6,139,312	$481,793	$(12,371,697)	$999,779

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts and drafts payable	$109,455	$—	$—	$80,864	$—	$190,319
Accounts payable to affiliate	(23,223)	1,381	(24)	21,887	(21)	—
Debt payable within one year	5,383	—	—	6,221	—	11,604
Loans payable to affiliates	—	—	—	—	—	—
Other affiliated payables	7,567	(5,901)	(7,188)	5,522	—	—
Other current liabilities	66,721	5,320	405	20,713	21	93,180

	165,903	800	(6,807)	135,207	—	295,103
Other Liabilities
Long-term debt	473,582	475,000	—	7,265	—	955,847
Long-term loans payable to affiliates	6,361,439	(468,553)	—	271,339	(6,164,225)	—
Non-pension postemployment benefit obligations	117,348	—	—	1,021	—	118,369
Other long-term liabilities	186,913	—	5,936	10,997	—	203,846

	7,139,282	6,447	5,936	290,622	(6,164,225)	1,278,062

Shareholders’ (Deficit) Equity	(573,386)	11,325	6,140,183	55,964	(6,207,472)	(573,386)

Total Liabilities & Shareholders’ (Deficit) Equity	$6,731,799	$18,572	$6,139,312	$481,793	$(12,371,697)	$999,779

BORDEN CHEMICAL, INC.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands)

DECEMBER 31, 2003

CONDENSED CONSOLIDATING BALANCE SHEET

	Borden Chemical, Inc.	Subsidiary Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and equivalents	$1,370	$—	$151	$26,641	$—	$28,162
Accounts receivable	85,524	—	67	110,502	—	196,093
Accounts receivable from affiliates	302	—	52	—	—	354
Inventories:
Finished & in-process goods	25,173	—	—	17,119	—	42,292
Raw materials and supplies	22,395	—	—	16,424	—	38,819
Deferred income taxes	26,744	—	—	341	—	27,085
Other current assets	9,800	—	21	3,730	—	13,551

	171,308	—	291	174,757	—	346,356

Investments and Other Assets
Investment in subsidiaries	6,314,369	—	15,733	—	(6,330,102)	—
Deferred income taxes	105,682	—	—	7,752	—	113,434
Loans receivable from affiliates	—	—	6,037,074	(420)	(6,036,654)	—
Other assets	14,410	—	—	7,315	—	21,725

	6,434,461	—	6,052,807	14,647	(12,366,756)	135,159

Property and Equipment
Land	24,389	—	—	8,196	—	32,585
Buildings	67,365	—	—	36,409	—	103,774
Machinery and equipment	407,587	—	480	283,182	—	691,249

	499,341	—	480	327,787	—	827,608
Less accumulated depreciation	(244,120)	—	(355)	(134,249)	—	(378,724)

	255,221	—	125	193,538	—	448,884
Goodwill	36,593	—	—	20,923	—	57,516
Other intangible assets	4,822	—	—	1,129	—	5,951

Total Assets	$6,902,405	$—	$6,053,223	$404,994	$(12,366,756)	$993,866

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts and drafts payable	$61,135	$—	$2,584	$63,455	$—	$127,174
Accounts payable to affiliate	(5,471)	—	(6,618)	12,105	(16)	—
Debt payable within one year	2,548	—	—	5,619	—	8,167
Loans payable to affiliates	12,260	—	—	6,000	—	18,260
Other affiliated payables	3,530	—	(6,883)	3,354	(1)	—
Other current liabilities	84,499	—	419	18,312	17	103,247

	158,501	—	(10,498)	108,845	—	256,848

Other Liabilities
Long-term debt	520,877	—	—	9,089	—	529,966
Long-term loans payable to affiliates	6,032,348	—	—	4,306	(6,036,654)	—
Non-pension postemployment benefit obligations	127,768	—	—	955	—	128,723
Other long-term liabilities	159,104	—	5,123	10,295	—	174,522

	6,840,097	—	5,123	24,645	(6,036,654)	833,211

Shareholders’ (Deficit) Equity	(96,193)	—	6,058,598	271,504	(6,330,102)	(96,193)

Total Liabilities & Shareholders’ (Deficit) Equity	$6,902,405	$—	$6,053,223	$404,994	$(12,366,756)	$993,866

BORDEN CHEMICAL, INC.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands)

NINE MONTHS ENDED SEPTEMBER 30, 2004

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Borden Chemical, Inc.	Subsidiary Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows (used in) from Operating Activities
Net (loss) income	$(186,145)	$266	$100,214	$(5,408)	$(95,072)	$(186,145)
Adjustments to reconcile net (loss) income to net cash (used in) from operating activities:
Non-cash affiliated interest (1)	85,149	—	(85,149)	—	—	—
Depreciation and amortization	22,296	—	95	14,142	—	36,533
Deferred tax provision (benefit)	136,869	—	—	(425)	—	136,444
Minority interest expense	—	—	742	—	—	742
Deferred compensation expense	(107)	—	—	—	—	(107)
Business realignment expense (income) and impairments	(3,518)	—	—	6,649	—	3,131
Loss on sale of assets	937	—	—	275	—	1,212
Gain on sale of partial interest in venture	—	—	(842)	—	—	(842)
Other non-cash adjustments	(457)	—	—	67	—	(390)
Net change in assets & liabilities:
Accounts receivable	(20,113)	—	34	(13,776)	—	(33,855)
Inventories	(12,324)	—	—	(5,591)	—	(17,915)
Accounts and drafts payable	38,487	1,381	(42)	22,235	—	62,061
Income taxes	1,607	—	—	(1,025)	—	582
Other assets	132,918	(5,586)	(932)	(202,426)	95,072	19,046
Other liabilities	(54,933)	16,379	1,504	(3,866)	—	(40,916)

	140,666	12,440	15,624	(189,149)	—	(20,419)

Cash Flows (used in) from Investing Activities
Capital expenditures	(14,422)	—	(51)	(15,375)	—	(29,848)
Proceeds from sale of venture interest	—	—	1,956	—	—	1,956
Proceeds from sale of assets	4,008	—	—	8,030	—	12,038

	(10,414)	—	1,905	(7,345)	—	(15,854)

Cash flows from (used in) Financing Activities
Net short-term debt borrowings	2,835	—	—	602	—	3,437
Borrowings of long-term debt	—	475,000	—	3,233	—	478,233
Repayments of long-term debt	(47,295)	—	—	(5,057)	—	(52,352)
Affiliated loan (repayments) borrowings	231,682	(468,553)	(850)	219,461	—	(18,260)
Purchase of treasury stock	(294,918)	—	—	—	—	(294,918)
Debt and credit facility financing fees	(1,702)	(18,887)	—	(1,837)	—	(22,426)
Dividends received (paid)	20,433	—	(16,556)	(3,877)	—	—
Management equity repurchases, net	(963)	—	—	—	—	(963)

	(89,928)	(12,440)	(17,406)	212,525	—	92,751

Increase in cash and equivalents	40,324	—	123	16,031	—	56,478
Cash & equivalents beginning year	1,370	—	151	26,641	—	28,162

Cash & equivalents at end of period	$41,694	$—	$274	$42,672	$—	$84,640

(1)	Interest on affiliated debt to certain guarantor subsidiaries is settled by increasing the loan principal.

BORDEN CHEMICAL, INC.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands)

NINE MONTHS ENDED SEPTEMBER 30, 2003

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Borden Chemical, Inc.	Subsidiary Issuers	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from (used in) Operating Activities
Net income (loss)	$27,798	$—	$96,117	$15,517	$(111,634)	$27,798
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Non-cash affiliated interest (1)	81,794	—	(81,794)	—	—	—
Depreciation and amortization	21,897	—	112	12,667	—	34,676
Deferred tax (benefit) provision	(12,559)	—	(832)	3,303	—	(10,088)
Minority interest income	—	—	(85)	—	—	(85)
Deferred compensation expense	893	—	—	—	—	893
Business realignment (income) expense and impairments	(9,062)	—	—	1,677	—	(7,385)
(Gain) loss on sale of assets	(1,320)	—	—	137	—	(1,183)
Other non-cash adjustments	436	—	—	(2)	—	434
Net change in assets and liabilities:
Accounts receivable	(2,263)	—	63	(13,390)	—	(15,590)
Inventories	3,736	—	—	5,541	—	9,277
Accounts and drafts payable	(5,459)	—	(123)	5,151	—	(431)
Income taxes	(5,438)	—	—	(1,964)	—	(7,402)
Other assets	(98,670)	—	1,054	(11,631)	111,634	2,387
Other liabilities	(24,951)	—	(838)	(1,417)	—	(27,206)

	(23,168)	—	13,674	15,589	—	6,095

Cash Flows (used in) from Investing Activities
Capital expenditures	(16,402)	—	—	(8,282)	—	(24,684)
Proceeds from the sale of assets	7,585	—	—	5,837	—	13,422

	(8,817)	—	—	(2,445)	—	(11,262)

Cash flows from (used in) Financing Activities
Net short-term debt borrowings (repayments)	3,932	—	—	(904)	—	3,028
Borrowings of long-term debt	255	—	—	—	—	255
Repayments of long-term debt	(1,084)	—	—	—	—	(1,084)
Affiliated loan (repayments) borrowings	(49,937)	—	(4,290)	2,667	—	(51,560)
Decrease in restricted cash	67,049	—	—	—	—	67,049
Dividends received (paid)	12,000	—	(9,389)	(2,611)	—	—
Management equity repurchases, net	(286)	—	—	—	—	(286)

	31,929	—	(13,679)	(848)	—	17,402

Increase (decrease) in cash and equivalents	(56)	—	(5)	12,296	—	12,235
Cash and equivalents at beginning of year	1,838	—	116	12,786	—	14,740

Cash and equivalents at end of period	$1,782	$—	$111	$25,082	$—	$26,975

(1)	Interest on affiliated debt to certain guarantor subsidiaries is settled by increasing the loan principal.

12.	Related Party Transactions

Financing and Investing Arrangements

The Company had a borrowing arrangement with BWHLLC, evidenced by a demand promissory note bearing interest at a variable rate, which was terminated upon completion of the Apollo Transaction. Interest expense totaled $39 and $138 for the three and nine months ended September 30, 2004, respectively.

In 2003, the Company and HAI had separate borrowing arrangements with Borden Foods Holdings Corporation (“Foods”), a former affiliate, evidenced by demand promissory notes bearing interest at variable rates. The loans were reported as Loans payable to affiliates on the Consolidated Balance Sheet and totaled $18,260 at December 31, 2003. Of the total loans outstanding, the Company owed $12,260 and HAI owed $6,000 at December 31, 2003. Interest rates on these loans ranged from 1.0% to 4.75%. In early 2004, the Company entered into the arrangement with BWHLLC and canceled its arrangement with Foods. In early 2004, HAI obtained a $20,000 credit facility with an external bank and terminated its affiliated borrowing arrangement with Foods. Interest expense, related to the Foods loans, totaled $133 and $456 for the three and nine months ended September 30, 2003, respectively.

Administrative Service, Management and Consulting Arrangements

In connection with the Apollo Transaction, the Company entered into a transaction fee agreement with Apollo and its affiliates for the provision of certain structuring and advisory services. The agreement allows Apollo and its affiliates to provide certain advisory services to the Company for as long as the Company is controlled by Apollo. The annual fee for and scope of these services is under negotiation. Upon closing the Apollo Transaction, the Company paid $10,000 of aggregate transaction and advisory fees, under this agreement, and reimbursed expenses of $750, all of which is included in Acquisition / IPO-related costs . Under the agreement, the Company has also agreed to indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services contemplated under this agreement.

Prior to the Apollo Transaction, KKR provided certain management, consulting and board services to the Company for an annual fixed fee. In 2003 and through April 2004, the fixed fee was $3,000 annually. Beginning in May 2004, the fee was reduced to $1,000. For the three and nine months ended September 30, 2004, the Company recorded $117 and $1,284, respectively, for amounts due to KKR under this arrangement. In the three and nine months ended September 30, 2003, the management fee, recorded in Other operating expense, was $750 and $2,250, respectively.

Prior to the Apollo Transaction, the Company provided certain administrative services to BWHLLC and other affiliates under a service agreement. Fees charged under this agreement were based on the projected cost to the Company to provide these services, primarily based on employee costs. For the three and nine months ended September 30, 2004, the Company charged these affiliates $62 and $294, respectively, for these services. During the three and nine months ended September 30, 2003, the Company charged these affiliates $173 and $495, respectively.

Other Affiliated Transactions

The Company sells finished goods to certain Apollo affiliates. These sales totaled $1,464 from the date of the Apollo Transaction through September 30, 2004. Accounts receivable from these affiliates totaled $1,134 at September 30, 2004.

13.	Income Tax

The Company has recorded income tax expense of $151,029 for the nine months ending September 30, 2004. This tax expense reflects a $13,263 benefit for the Company’s nine month loss and other benefits of $765 offset by additional expense of $3,838 for foreign tax rate differentials, $5,169 for non-deductible losses and expenses, and $4,908 for additional state taxes related to the settlement of IRS audits. In addition, $151,142 of expense was recorded for valuation allowances to offset deferred income tax assets that are not expected to be fully realized.

The Company’s tax accounts, as reflected in the Condensed Consolidated Balance Sheet at September 30, 2004, include a net current domestic deferred tax asset of $22,449 and a net long-term foreign deferred tax asset of $2,400. A net current foreign deferred tax liability of $3,955 is included in Other current liabilities and a net long-term domestic deferred tax liability of $48,626 is included in Other long-term liabilities. A current tax liability of $13,277 is included in Other current liabilities and a long-term tax liability of $25,284 is included in Other long-term liabilities.

14.	Subsequent Event

On October 6, 2004, the Company entered into a share purchase agreement with RÜTGERS AG and RÜTGERS Bakelite Projekt GmbH (collectively, the “Sellers”). Pursuant to the terms of the share purchase agreement, the Company agreed to purchase from the Sellers all outstanding shares of capital stock of Bakelite Aktiengesellschaft (“Bakelite”) for a net purchase price ranging from approximately €175 million to €200 million, or $215 million to $245 million, subject to certain adjustments. Based in Iserlohn-Letmathe, Germany, Bakelite is a leading source of phenolic and epoxy thermosetting resins and molding compounds with 13 manufacturing facilities and 1,700 employees in Europe and Asia. In 2003, Bakelite generated sales of $610 million.

The share purchase agreement contains customary representations, warranties and covenants, including non-compete, non-solicitation and confidentiality agreements by the Sellers. The Sellers have also agreed, subject to various provisions set forth in the share purchase agreement, to indemnify the Company for breaches of the representations and warranties contained in the share purchase agreement and in connection with various tax, environmental, certain pension and other matters. Until the closing date, the Sellers have agreed to operate the business of Bakelite in the ordinary course. Completion of the share purchase is subject to regulatory and other customary closing conditions and is expected to occur in early 2005. The Company intends to finance this transaction through a combination of available cash and debt financing. There is no material relationship between the Company or its affiliates and any of the Sellers other than in respect of the share purchase agreement.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands)

Forward-Looking and Cautionary Statements

As management of Borden Chemical, Inc. (which we may refer to as “BCI”, “Borden,” “we,” “us,” “our” or the “Company”), we may, from time to time, make written and oral statements regarding the future performance of the Company, including statements contained in this report and our other reports filed with the Securities and Exchange Commission. Investors should be aware that these statements, which may include words such as “believe,” “expect,” “anticipate,” “estimate” or “intend,” are based on our currently available financial, economic and competitive data and on current business plans. Such risks and uncertainties are primarily in the areas of results of operations by business unit, liquidity, legal and environmental liabilities and industry and economic conditions.

Apollo Transaction

On May 7, 2004, we filed a registration statement with the U.S. Securities and Exchange Commission, the SEC, for a proposed public offering of BCI’s common stock. On July 6, 2004, Apollo Management L.P., referred to herein as Apollo, announced that it had signed a definitive agreement to acquire BCI, thus suspending the planned initial public offering, or IPO.

On August 12, 2004, BHI Investment, LLC, an affiliate of Apollo, acquired all of the outstanding capital stock of our parent, Borden Holdings, Inc., which we call BHI, for total consideration of approximately $1.2 billion, including debt assumed. In addition, all of the outstanding capital stock of BCI held by management was redeemed or otherwise cancelled.

Immediately following the Acquisition, BHI Investment, LLC reorganized our existing corporate structure so that BCI became directly owned by BHI Acquisition Corporation, which we call BHI Acquisition, a subsidiary of BHI Investment, LLC. Immediately following the acquisition of BHI, we also reorganized the ownership of BCI’s foreign subsidiaries.

Collectively, these transactions described above are referred to as the Apollo Transaction.

The acquisition of BHI, and the payment of transaction fees and expenses, was financed by the net proceeds of a $475 million second-priority senior secured private debt offering, which we refer to herein as the Second Priority Notes, issued by two newly formed, wholly owned subsidiaries of BCI, and with certain equity contributions from Apollo. With a portion of the proceeds, we redeemed our 9.25% debentures on September 13, 2004 for total cash of $49,249, including accrued interest and a redemption premium totaling $1,954.

The Second Priority Notes are guaranteed by the Company and certain of its domestic subsidiaries, which we refer to collectively as the Guarantors. The Second Priority Notes and the related guarantees are senior obligations of BCI secured by a second-priority lien (subject to certain exceptions and permitted liens) on certain of the Guarantors’ existing and future domestic assets, including the stock of BCI’s Canadian subsidiary.

We elected to keep our accounting records on the Company’s historical basis of accounting under the public debt exemption permitted by the SEC.

Overview

Borden is a leading producer of resins, adhesives and binders for the global wood and industrial markets and is the world’s largest producer of formaldehyde by volume. The majority of our businesses are market leaders, with a number one or number two share in North American or global markets.

Our strategic vision is to become the leading supplier of binders, adhesives and coating resins by providing technical solutions to the global wood and industrial markets. We expect to achieve this by leveraging our core businesses through product extensions, geographic expansion, acquisitions or strategic partnerships; developing innovative products; expanding our technology portfolio and investing in operational excellence through efforts such as Six Sigma, which is a comprehensive system for achieving, sustaining and maximizing business success.

Our three reporting segments are Forest Products, Performance Resins and International. Our results also include general corporate and administrative expenses disclosed as Corporate and Other and activities related to our former melamine crystal business, which we call Melamine, which was shut down in 2002, sold in 2003 and is disclosed as Divested Business. These are presented to provide a complete picture of our results.

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

Corporate and Other represents general and administrative expenses and income and expenses related to assets and liabilities retained from legacy businesses.

Raw Material Costs

As discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 on page 11 of the Company’s 2003 Form 10-K, raw material costs make up approximately 60% of our product costs. The primary raw materials that we use are methanol, phenol and urea. The price of these materials continues to be volatile in 2004. During the first three quarters of 2004, the average prices of methanol, phenol and urea increased by 23%, 62% and 17%, respectively.

Overview of Results

Our consolidated net sales were $432,872 for the three months ended September 30, 2004 versus $358,281 for the same period in 2004, an increase of $74,591 or 20.8%. Net sales in the current quarter benefited from the pass through of raw material cost increases in Forest Products and Performance Resins and favorable mix in Forest Products. Also contributing to the increase was improved volumes in Forest Products, Performance Resins, Latin America and Europe. Favorable currency translation, in all foreign countries in which we operate, also contributed to the increase in sales. Additionally, our fourth quarter 2003 acquisition of Fentak Pty. Ltd., which we call Fentak, added sales of $2,340 to the third quarter of 2004.

We reported a net loss of $59,045 for the third quarter of 2004 versus net income of $11,053 for the comparable quarter in 2003. The primary driver of the net loss for the third quarter of 2004 was costs associated with the acquisition by Apollo plus costs related to the Company’s suspended plans to do an IPO totaling $45,442, of which $11,941 is included in General and administrative expense. Third quarter 2004 operating income declined $34,015 from the third quarter of 2003. The decline was due to the acquisition-related costs included in General and administrative expense, legal accruals primarily related to legacy legal proceedings and higher business realignment expenses in 2004 due to the impact of a gain in 2003 related to the sale of a former plant site. We also incurred additional interest expense of $7,592, primarily related to the Second Priority Notes (see Liquidity and Capital Resources). Our income tax expense was $7,243 lower in the third quarter of 2004 versus the third quarter of 2003.

Our consolidated net sales were $1,231,273 for the first three quarters of 2004 versus $1,078,332 for the same period in 2003, an increase of $152,941 or 14.2%. Net sales benefited from volume increases in Forest Products, Performance Resins, Latin America and Europe. Favorable currency translation, in all foreign countries that we operate in, also contributed to the increase. The pass through of raw material cost increases in Forest Products and Performance Resins was partially offset by pricing pressures and adverse mix in Europe. Fentak contributed $6,674 to net sales in the first three quarters of 2004.

We reported a net loss of $186,145 for the first three quarters of 2004 versus net income of $27,798 for the comparable period in 2003. A primary driver of the net loss for the first three quarters of 2004 was income tax expense of $151,029, which primarily consisted of a noncash charge of approximately $151,000 to increase the valuation reserves related to certain deferred tax assets, made in response to changes in circumstances in connection with the Apollo Transaction. Also contributing to the net loss were Acquisition / IPO-related costs of $52,678, of which $11,941 is included in General and administrative expense, and higher interest expense of $8,449 in 2004, primarily related to the Second Priority Notes (see Liquidity and Capital Resources). Operating income decreased $10,879 largely due to legal accruals primarily related to legacy legal proceedings, higher business realignment expenses in 2004 due to the impact of a gain in 2003 related to the sale of a former plant site and the acquisition-related costs reflected in General and administrative expense. These increased expenses were partially offset by our ability to recover the higher costs of key raw materials, improved volumes in our higher margin products and cost savings related to the 2003 realignment program and the amendment of our postretirement plan in 2003.

Critical Accounting Policies

Deferred income taxes represent the tax effect of temporary differences between amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review income tax reserves on a quarterly basis. In 2004 and in connection with the Apollo Transaction, we recorded a charge of approximately $151,000 to increase the valuation reserves related to our net domestic deferred tax asset. We believe our reserves established for probable tax liabilities are appropriate at September 30, 2004. See Note 13 to the Condensed Consolidated Financial Statements for additional information.

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

Factors influencing the final determination of our tax liabilities include:

•	Business strategies

•	Future taxable income

•	Execution of business strategies

•	Negotiations of tax settlements with taxing authorities

There are no other changes to our critical accounting policies as reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 on page 12 and in Note 2 to the Consolidated Financial Statements on page 36 of the Company’s 2003 Form 10-K.

Results of Operations by Segment:

Following is a comparison of net sales and Segment EBITDA. Segment EBITDA is determined by taking net income before depreciation and amortization, interest expense, other non-operating expenses or income, income taxes and other adjustments (which include costs included in operating income associated with the Apollo Transaction, business realignment activities, certain costs primarily related to legacy businesses, dispositions and pension settlement charges, if any). Segment EBITDA is presented by segment and for Corporate and Other and Divested Business for the three and nine months ended September 30, 2004 and 2003. Segment EBITDA is the measure used by our management team in the evaluation of our operating results and in determining allocations of capital resources among the business segments. This is also the profitability measure we use to set management and executive incentive compensation.

Net Sales

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Forest Products	$234,219	$192,212	$652,071	$571,947
Performance Resins	106,917	87,641	314,635	276,578
International	91,736	78,428	264,567	229,801
Divested Business	—	—	—	6

	$432,872	$358,281	$1,231,273	$1,078,332

Segment EBITDA

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Forest Products	$29,634	$26,890	$82,737	$69,512
Performance Resins	12,350	11,369	36,619	35,664
International	6,119	7,411	23,020	23,396
Corporate and Other	(9,690)	(8,053)	(28,087)	(36,272)

	$38,413	$37,617	$114,289	$92,300

The table below reconciles Segment EBITDA to Net (loss) income, which we believe to be the most directly comparable GAAP financial measure.

Reconciliation of Segment EBITDA to Net (Loss) Income

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Segment EBITDA:
Forest Products	$29,634	$26,890	$82,737	$69,512
Performance Resins	12,350	11,369	36,619	35,664
International	6,119	7,411	23,020	23,396
Corporate and Other	(9,690)	(8,053)	(28,087)	(36,272)
Reconciliation
Depreciation and amortization	(12,504)	(11,770)	(36,533)	(34,676)
Adjustments to Segment EBITDA (see page 40)	(25,501)	8,576	(27,049)	3,962
Interest expense	(18,867)	(11,275)	(42,563)	(34,114)
Affiliated interest expense	(39)	(133)	(138)	(456)
Acquisition/IPO-related costs	(33,501)	—	(40,737)	—
Other non-operating (expense) income	(1,814)	513	(2,385)	(489)
Income tax (expense) benefit	(5,232)	(12,475)	(151,029)	1,271

Net (loss) income	$(59,045)	$11,053	$(186,145)	$27,798

THREE MONTHS ENDED SEPTEMBER 30, 2004 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2003

Net Sales Variance

	2004 as a Percentage Increase (Decrease) from 2003
	Volume	Price/Mix	Translation	Acquisition	Total
Forest Products	8.8%	11.2%	1.9%	—	21.9%
Performance Resins	14.9%	6.1%	0.1%	0.9%	22.0%
International	7.7%	0.9%	6.4%	2.0%	17.0%

Forest Products

Forest Products’ net sales of $234,219 reflect an increase of $42,007 or 21.9%, in the third quarter of 2004 versus the comparable period last year. Favorable pricing and mix and improved volumes primarily drove the increase in sales. Favorable pricing was primarily due to the pass through of raw material price increases and pricing initiatives for urea formaldehyde based, or UF, resins. In addition, we experienced favorable mix in our formaldehyde and performance adhesives products. The improved volumes were due to increased end-use consumption resulting from the continued strong housing market, strong board pricing and increased furniture demand. Favorable currency translation also contributed to the net sales improvement as the Canadian dollar strengthened versus the U.S. dollar.

Segment EBITDA for Forest Products increased $2,744 or 10.2%, for the third quarter of 2004 versus the comparable period last year primarily due to improvements in margins. Reduced maintenance and utility costs, as well as the positive impact of the 2003 realignment program, were the drivers of the improvement in margins. In addition, as discussed above, higher selling prices and volumes, partially offset by increased raw material costs, also contributed to the increase in margins and Segment EBITDA.

Performance Resins

Performance Resins’ net sales of $106,917 reflect an increase of $19,276 or 22.0%, in the third quarter of 2004 versus the comparable period last year. Improved volumes and increased selling prices were the main cause of the increase. Improved volumes for our foundry resins, oilfield, electronics and industrial resins products were partially offset by volume declines for our laminates and melamine derivative, or LMD, products. Improved volumes in foundry resins were due to the continued general recovery in the non-automotive casting market. Volumes for oilfield products increased due to increased drilling activity in East and South Texas, Canada and Russia. The improvement in volume for our electronics products was primarily attributable to strong demand from new customers, and industrial resins volumes increased due to strong demand from customers in the felt bonding and friction markets. The decline in our LMD products was a result of a shift in market share. Oilfield products’ selling prices increased due to higher substrate costs and stronger customer demand. Selling price increases for our foundry resins products were primarily related to the pass through of raw material price increases.

Segment EBITDA for Performance Resins increased $981 or 8.6%, in the third quarter of 2004 versus the comparable period last year. Volume driven increases in oilfield, foundry, electronics and industrial resins were partially offset by margin and volume declines in our UV coating and LMD products, increased processing costs for oilfield products and foundry resins and increased selling, general and administrative related to increased investments in new product development and geographic expansion.

International

International net sales of $91,736 were an increase of $13,308 or 17.0%, in the third quarter of 2004 versus the comparable period last year. Improved volumes in Latin America and Europe were a primary driver of the increase. Volume improvements in Latin America were due to higher demand driven by increased exports of wood products. Volume improvements in Europe were driven by higher demand for formaldehyde. Favorable currency translation, in all three international regions, also contributed to the sales increase. Our fourth quarter 2003 acquisition of Fentak contributed $1,587 of net sales in the third quarter of 2004.

Segment EBITDA for International decreased $1,292 or 17.4%, in the third quarter of 2004 versus the comparable period last year. Improved volume and favorable currency translation for Europe and Latin America were offset by margin reductions due to pricing pressures, as well as costs associated with a mechanical failure at a Brazilian formaldehyde plant.

Corporate and Other

Our Corporate and Other expenses increased $1,637 in the third quarter of 2004 compared to the third quarter of 2003. The reduction, and subsequent elimination, of the KKR management fee in 2004 decreased our third quarter expenses by approximately $625, but this benefit was more than offset by the absence of a $2,355 gain recognized in 2003 on the sale of our airplane.

NINE MONTHS ENDED SEPTEMBER 30, 2004 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2003

Net Sales Variance	2004 as a Percentage Increase (Decrease) from 2003
	Volume	Price/Mix	Translation	Acquisition	Total
Forest Products	6.2%	5.5%	2.3%	—	14.0%
Performance Resins	8.9%	4.2%	0.1%	0.6%	13.8%
International	7.4%	(3.9%)	9.5%	2.1%	15.1%

Forest Products

Forest Products’ net sales of $652,071 were an increase of $80,124 or 14.0%, for the first nine months of 2004 versus the comparable period last year. Improved volumes, due to strong demand for our phenolic-based, or PF, resins, UF resins and formaldehyde products, primarily drove the increase in sales. The improved volumes were due to increased end-use consumption resulting from the continued strong housing market, high board prices and increased furniture demand on the resin side and higher demand in the general chemical sector for formaldehyde. Strong pricing for our PF and UF resins, primarily due to UF pricing initiatives and the pass through of raw material price increases, also contributed to the increase in sales. Sales also benefited from favorable currency translation as the Canadian dollar strengthened versus the U.S. dollar.

Segment EBITDA for Forest Products increased $13,225, or 19.0%, for the first nine months of 2004 versus the comparable period last year, primarily due to higher volumes, improvements in margins and favorable foreign currency translation.

Reduced maintenance and utility costs, as well as the positive impact of the 2003 realignment program, were the drivers of the improvement in margins. In addition, higher selling prices and volumes, as discussed above, also contributed to the increase in margins and Segment EBITDA.

Performance Resins

Performance Resins’ net sales of $314,635 were an increase of $38,057 or 13.8%, for the first three quarters of 2004 versus the comparable period last year. Improved volumes and increased selling prices were the main drivers of the increase. Improved volumes for our foundry resins, electronics, industrial resins and oilfield products were partially offset by volume declines for our LMD and UV Coatings products. Improved volumes in foundry resins were due to continued general recovery in the non-automotive casting segments. Industrial resins’ volumes increased due to strong demand from customers in the friction and felt bonding markets, and the improvement in volume for our electronics products is primarily attributable to strong demand in the electronics sector. Volumes for oilfield products increased due to increased drilling activity in East and South Texas, Canada and Russia. The decline in our LMD products was a result of a shift in market share. The decline in UV Coatings products volumes was due to depressed market conditions. Selling price increases for our foundry resins and oilfield products also contributed to the sales increase and were slightly offset by selling price declines for UV Coatings products.

Segment EBITDA for Performance Resins increased $955, or 2.7%, for the first three quarters of 2004 versus the comparable period last year, driven by volume increases in oilfield, foundry, electronics and industrial resins. These increases were partially offset by volume and margin declines in the UV coating business, volume declines in LMD products, increased processing costs for oilfield products and foundry resins and increased selling, general and administrative related to increased investments in new product development and geographic expansion.

International

International net sales of $264,567 increased $34,766, or 15.1%, for the first nine months of 2004 versus the comparable period last year. Improved volumes in Latin America and Europe were partially offset by price pressures and adverse mix, primarily in Europe. Volume improvements in Latin America were due to increased demand driven by increased exports of wood products. European volume increases were driven by increased demand for formaldehyde and foundry resins. The 2003 Fentak acquisition contributed sales of $4,948 for the first nine months of 2004. In addition, sales benefited from favorable currency translation across all three international regions.

Segment EBITDA for International decreased $376, or 1.6%, for the first nine months of 2004 versus the comparable period last year. Improved volume and favorable currency translation for Europe and Latin America were partially offset by the impact of the 2003 gain of $2,345 in Latin America related to the settlement of a Brazilian foreign exchange claim and margin reductions due to pricing pressures. In addition, International Segment EBITDA was adversely impacted by costs associated with a mechanical failure at a Brazilian formaldehyde plant.

Corporate and Other

Our Corporate and Other expenses decreased $8,185 in the first nine months of 2004 compared to the first nine months of 2003. The amendment we made to our OPEB medical benefit plan in 2003 reduced expenses by approximately $4,500 compared to the first nine months of 2003. Rent and outsourcing costs declined approximately $2,300 in the first nine months of 2004. General insurance costs declined about $2,500 due to prior year reserve increases for specific cases and revised estimates. Salary and benefit costs were lower in the first nine months of 2004 by approximately $1,100 due to workforce reductions related to the 2003 realignment program. Additionally, the reduction, and subsequent elimination, of the KKR management fee in 2004 decreased our expenses by approximately $1,000. Offsetting these improvements were the gains reported in 2003 of $2,826 related to a Brazilian foreign exchange claim and $2,355 related to the sale of our airplane.

Adjustments to Segment EBITDA

We rely primarily on Segment EBITDA in the evaluation of operating results and the allocation of capital resources. The following tables detail items not included in Segment EBITDA for purposes of this evaluation of our operating segments. We monitor these activities separately from our operating results. These (expense) income items primarily relate to costs incurred associated with the Apollo Transaction (see Note 1 to the Condensed Consolidated Financial Statements) and to our realignment programs.

Three months ended September 30, 2004	Plant Closure	Severance	Impairment	Other	Total
Forest Products	$(50)	$—	$—	$6	$(44)
Performance Resins	—	—	(1,060)	(122)	(1,182)
International	(2,228)	—	—	—	(2,228)
Corporate and Other	—	51	—	(22,098)	(22,047)

Total	$(2,278)	$51	$(1,060)	$(22,214)	$(25,501)

Plant closure costs totaled $2,278 in the third quarter of 2004. These costs include costs of $507 for the conversion our French manufacturing facility into a distribution center, environmental remediation costs of $1,365 and $356 for sites previously closed in Brazil and Europe, respectively, and other costs of $50 related to various other sites.

The impairment of $1,060 relates to production assets written-down due to certain changes in our manufacturing footprint.

Other expenses of $22,214 not included in Segment EBITDA in the third quarter of 2004 relate primarily to compensation costs totaling approximately $11,900 incurred related to the Apollo Transaction and legal accruals of approximately $10,300 related primarily to legacy-related legal proceedings, included in General and administrative expense.

Three months ended September 30, 2003	Plant Closure	Severance	Impairment	Other	Total
Forest Products	$(141)	$(606)	$—	$—	$(747)
Performance Resins	121	(97)	—	—	24
International	(635)	(403)	(26)	11,692	10,628
Corporate and Other	—	(1,212)	—	(221)	(1,433)
Divested Business	113	—	—	(9)	104

Total	$(542)	$(2,318)	$(26)	$11,462	$8,576

Plant closure costs of $542 in the third quarter of 2003 relate to environmental remediation costs of $68 for closed plants in Brazil and other net costs of $474.

We recorded severance costs of $2,318 in the third quarter of 2003. Of this amount, $1,180 related to the 2003 realignment program, and the remaining $1,138 related to previous administrative workforce reduction programs.

Other income not included in Segment EBITDA in the third quarter of 2003 primarily represents a gain on the sale of a former plant site in the UK.

Nine months ended September 30, 2004	Plant Closure	Severance	Impairment	Other	Total
Forest Products	$139	$(334)	$—	$(451)	$(646)
Performance Resins	(64)	—	(1,060)	857	(267)
International	(3,160)	(119)	—	(25)	(3,304)
Corporate and Other	13	12	—	(22,857)	(22,832)

Total	$(3,072)	$(441)	$(1,060)	$(22,476)	$(27,049)

Plant closure costs totaled $3,072 for the first nine months of 2004. This amount includes costs of $793 related to the conversion of our French manufacturing facility into a distribution center, environmental remediation costs of $1,396 and $718 for previously closed sites in Brazil and Europe, respectively, and other costs of $165 related to various other sites.

The impairment of $1,060 relates to plant assets written-down due to certain changes in our manufacturing footprint.

Other expenses of $22,476 not included in Segment EBITDA for the first nine months of 2004 relate primarily to compensation costs totaling approximately $11,900 incurred related to the Apollo Transaction and legal accruals of approximately $10,300 related primarily to legacy-related legal proceedings, included in General and administrative expense.

Nine months ended September 30, 2003	Plant Closure	Severance	Impairment	Other	Total
Forest Products	$557	$(540)	$—	$(570)	$(553)
Performance Resins	(42)	(407)	—	—	(449)
International	(2,325)	(574)	(177)	11,692	8,616
Corporate and Other	(146)	(2,910)		(2,538)	(5,594)

Divested Business	1,689	—	—	253	1,942

Total	$(267)	$(4,431)	$(177)	$8,837	$3,962

Plant closure costs of $267 in the first nine months of 2003 include environmental remediation costs of $962 for closed plants in Brazil and other net costs of $879 for plant closures and consolidations. These costs were partially offset by a net reduction in Melamine related reserves of $1,574 due to the sale of Melamine in the second quarter.

We recorded severance costs of $4,431 in the first nine months of 2003 under our realignment programs. Of this amount, $2,896 related to the 2003 realignment program, and $1,535 related to other administrative workforce reduction programs.

Other income not included in Segment EBITDA of $8,837 for the first three quarters of 2003 primarily represents a gain on the sale of a former plant site in the UK partially offset by severance expense incurred by us for positions to be replaced, which is included in General and administrative expense.

Non-operating Expenses and Income Taxes

Following is a comparison of our non-operating expenses for the three months ended September 30, 2004 and 2003:

	Three months ended September 30,
	2004	2003
Interest expense	$18,867	$11,275
Affiliated interest expense, net	39	133
Acquisition/IPO-related costs	33,501	—
Other non-operating expense (income)	1,814	(513)

	$54,221	$10,895

Our total non-operating expenses increased $43,326 in the third quarter of 2004 as compared to the third quarter of 2003. Non-affiliated interest expense increased $7,592 over third quarter 2003 due to higher average debt balances resulting from our issuance of the Second Priority Notes during the quarter as part of the Apollo Transaction (see Liquidity and Capital Resources). Interest expense in 2004 also reflects the write-off of approximately $1,100 of deferred costs relating to our credit facility, which was amended and restated effective with the Apollo Transaction, and the write-off of deferred costs of approximately $570 relating to the 9.25% debentures that we redeemed, also in conjunction with the Apollo Transaction. We incurred non-operating expenses totaling $33,501 for Acquisition / IPO-related costs during the third quarter of 2004 (see Adjustments to Segment EBITDA). Also included in Other non-operating expense for 2004 was a loss on the settlement of an interest rate swap of $610, a charge of $885 incurred due to the early redemption of our 9.25% debentures and a charge of $568 incurred due to the early termination of our credit facility. In 2003, we generated non-operating income primarily related to an interest rate swap.

Following is a comparison of our non-operating expenses for the nine months ended September 30, 2004 and 2003:

	Nine months ended September 30,
	2004	2003
Interest expense	$42,563	$34,114
Affiliated interest expense, net	138	456
Acquisition/IPO-related costs	40,737	—
Other non-operating expense	2,385	489

	$85,823	$35,059

Our total non-operating expenses increased $50,764 in the first three quarters of 2004 as compared to the first three quarters of 2003. The year-to-date increase in 2004 other non-operating expense relates primarily to the factors discussed above for the quarter.

Following is a comparison of our income tax expense for the three months ended September 30, 2004 and 2003:

	Three months ended September 30,
	2004	2003
Income tax expense	$5,232	$12,475
Effective tax rate	N/M	53.0%

The 2004 income tax expense reflects a $19,807 benefit for third quarter losses and $1,352 of other benefits offset by additional expense of $2,282 for foreign tax rate differentials, $5,169 for non-deductible losses and expenses, and $4,908 for additional state taxes related to the settlement of IRS audits. In addition, $14,032 of expense was recorded for increased valuation allowances to offset an increase in deferred tax assets that reflect additional tax benefits that will not be fully realized.

The 2003 effective tax rate reflects additional income tax expense of $4,453 related to deemed dividend income from foreign subsidiaries. This additional income tax expense resulted in no cash tax payments, as we used existing tax attributes.

The following is a comparison of income tax expense (benefit) for the nine months ended September 30, 2004 and 2003:

	Nine months ended September 30,
	2004	2003
Income tax expense (benefit)	$151,029	$(1,271)
Effective tax rate	N/M	N/M

The 2004 income tax expense reflects a $13,263 benefit for nine months losses and $765 of other benefits offset by additional expense of $3,838 for foreign tax rate differentials, $5,169 for non-deductible losses and expenses, and $4,908 for additional state taxes related to the settlement of IRS audits. In addition, $151,142 of expense was recorded for valuation allowances to offset deferred tax assets that are not expected to be fully realized.

The 2003 income tax expense reflects a benefit from the reduction of domestic valuation reserves and the elimination of deferred tax liabilities associated with divested businesses offset by foreign tax rate differentials and valuation reserves established against foreign losses that are not expected to be utilized. The effective tax rate also reflects additional tax expense of $6,100 related to deemed dividends from loans from foreign subsidiaries. This additional income tax expense resulted in no cash tax payments, as existing tax attributes were utilized by the company.

Congress recently enacted the “The American Jobs Creation Act of 2004.” Upon initial review and analysis of this tax legislation, we believe that the provisions of this act will not have a material tax impact on the Company.

Cash Flows:

Cash	provided by (used in):

	Nine months ended September 30,
	2004	2003
Operating activities	$(20,419)	$6,095
Investing activities	(15,854)	(11,262)
Financing activities	92,751	17,402

Increase in cash and cash equivalents	$56,478	$12,235

Operating Activities

Our operating activities used cash of $20,419 in the first three quarters of 2004 compared to cash provided of $6,095 in 2003. The primary use of cash reflected in operating activities relates to the Acquisition / IPO-related costs totaling approximately $52,700 previously discussed in Adjustments to Segment EBITDA and Non-operating Expenses. Net trading capital inflows, consisting of accounts receivable, inventory and accounts payable, were partially offset by cash payments for activities related to realignment programs and environmental sites and cash used by operations. Net trading capital inflows were attributable to an increase in accounts payable partially offset by increases in accounts receivable and inventory. The increase in payables is due to increases in raw material costs and an increased focus to better align customer and vendor payment terms. The increase in accounts receivable is in line with the increased sales for the first nine months of 2004.

Our operating activities in the first nine months of 2003 provided cash of $6,095. Our operations provided cash of $45,060 in the first nine months of 2003. Offsetting this inflow was a net trading capital outflow of $6,744, cash payments made for activities related to realignment programs of $11,168 and other cash payments on our liabilities. The net trading capital outflows were attributable to an increase in trade receivables offset by a decrease in inventory, which resulted from increased sales in during the first nine months of the year.

Investing Activities

Our investing activities used cash of $15,854 in the first three quarters of 2004 compared to cash used of $11,262 in the first three quarters of 2003. In 2004, we used cash of $29,848 for capital expenditures primarily for new plants, plant expansions and other improvements. We received cash of $12,038 from the sale of assets, primarily from the collection of a note receivable for the 2003 sale of land associated with a closed plant in the U.K. and the 2004 sales of previously closed U.S. plants. Proceeds from the sale of venture interest of $1,956 were from the sale of 5% of the Company’s interest in HA-International, LLC, which we call HAI, to Delta-HA (See Note 9 to the Condensed Consolidated Financial Statements).

Our investing activities in the first three quarters of 2003 used cash of $11,262. Our capital expenditures of $24,684 were primarily for plant expansions and improvements. We received proceeds of $13,422 from the sale of previously closed plants and other miscellaneous assets to third parties.

Financing Activities

Our financing activities for the first nine months of 2004 provided cash of $92,751 compared to cash provided of $17,402 in the first nine months of 2003. Net cash generated by financing activities was primarily due to the issuance of debt related to the Apollo Transaction. Approximately $296,000 was used to redeem common shares of the Company from BHI and BCI management. In addition, we paid fees totaling $22,426 related to the debt issuance and credit facility amendment in 2004.

Our financing activities in the first nine months of 2003 provided cash of $17,402. Early in the third quarter of 2003, we completed the conversion of letters of credit under our uncommitted letter of credit facility to our Credit Facility (see Liquidity and Capital Resources) and, by doing so, released restricted cash of $67,049, most of which was used to repay loans from affiliates of $51,560.

Liquidity and Capital Resources

Since the Apollo Transaction and the issuance of the Second Priority Notes, discussed below, our leverage has increased appreciably. Our liquidity requirements are significant, primarily due to our debt service requirements . We expect to have adequate liquidity to fund working capital requirements and support capital expenditures over the five year term of the Amended Credit Facility (see below) from existing cash, cash generated from operations and amounts available under the Amended Credit Facility.

In conjunction with the Apollo Transaction, the Company formed two wholly-owned finance subsidiaries that borrowed a total of $475 million through a private debt offering. Of the debt, $325 million is second-priority senior security secured notes due 2014, referred to herein as the Fixed Rate Notes, which bear an interest rate of 9%. The remaining $150 million of debt is second-priority senior secured floating rate note due 2010, which we call the Floating Rate Notes.

Interest on the Floating Rate Notes will be paid each January 15, April 15, July 15 and October 15. Interest on the Floating Rate Notes accrues at an annual rate, reset quarterly, equal to LIBOR plus 475 basis points. At September 30, 2004, the interest rate on the Floating Rate Notes was 6.43%. The notes mature July 15, 2010. These notes may be redeemed at any time on or after July 15, 2006. In addition, up to 35% of these notes may be redeemed prior to July 15, 2006 with cash proceeds from certain equity offerings. The Floating Rate Notes may also be redeemed upon certain changes in tax laws. The specific pricing and terms of redemption are described in the indenture for the notes. There is no sinking fund for the Floating Rate Notes.

Interest on the Fixed Rate Notes will be paid each January 15 and July 15. The notes mature July 15, 2014. These notes may be redeemed at any time on or after July 15, 2009. In addition, up to 35% of these notes may be redeemed prior to July 15, 2007 with cash proceeds from certain equity offerings. Prior to July 15, 2009, the Fixed Rate Notes may be redeemed at a price equal to 100% of the principal amount plus accrued interest plus the “make-whole” premium as defined in the indenture for the notes. The Fixed Rate Notes may also be redeemed upon certain changes in tax laws. The specific pricing and terms of redemption are described in the indenture for the notes. There is no sinking fund for the Fixed Rate Notes.

We entered into a three-year asset based revolving credit facility in the third quarter of 2002, which we refer to herein as our Credit Facility, under which we can borrow or issue letters of credit up to $175,000. We amended this Credit Facility, which we refer to as our Amended Credit Facility, on August 12, 2004 as part of the Apollo Transaction. The Amended Credit Facility is a five-year asset based revolving credit facility with the same borrowing capacity as the Credit Facility.

Our Amended Credit Facility is secured with inventory and accounts receivable in the U. S., Canada and the U.K., a portion of property and equipment in Canada and the U. K. and the stock of certain subsidiaries. The maximum borrowing allowable under our Credit Facility is calculated monthly, quarterly if availability is greater than $100,000, and is based upon specific percentages of eligible accounts receivable, inventory and fixed assets. This Amended Credit Facility contains restrictions on dividends, capital expenditures ($37,500 from August 12, 2004 to December 31, 2004; $75,000 in 2005) and payment of management fees ($3,000 per year or 2% of EBITDA, as defined in the agreement). It also includes a minimum trailing twelve-month fixed charge coverage ratio of 1.1 to 1.0, if aggregate availability is less than $50,000. The trailing twelve-month fixed charge coverage ratio requirement does not apply when aggregate availability exceeds $50,000. At September 30, 2004 our maximum borrowing allowable under the Amended Credit Facility was $162,588, of which $115,627, after outstanding LOCs, was unused and available. As a result, we have no fixed charge coverage ratio requirements at the end of the third quarter of 2004.

The $34,000 Ascension Parish Industrial Revenue Bonds, or IRBs, have a put option that was triggered with the change in control of the Company upon the closing of the Apollo Transaction. The put option expired November 12, 2004 and was not exercised.

We redeemed our 9.25% debentures on September 13, 2004, with interest paid through September 12, 2004. The total cash outflow associated with the redemption was $49,249. Included in the total cash paid was $47,295 for the principal of the debentures, $1,069 of accrued interest and an early redemption premium of $885.

We also had a borrowing arrangement with BW Holdings, LLC, a former affiliate, evidenced by a demand promissory note bearing interest at a variable rate, which terminated in the third quarter of 2004 upon the completion of the Apollo Transaction. In 2003, we, along with our subsidiary HAI, had similar arrangements with Borden Foods Holdings Corporation, a former affiliate. The loans were reported as Loans payable to affiliates on the Condensed Consolidated Balance Sheets and totaled $18,260 at December 31, 2003. Of the total loans outstanding, HAI owed $6,000 at December 31, 2003. Affiliated interest expense totaled $39 and $133 for the three months ended September 30, 2004 and 2003, respectively. Affiliated interest expense totaled $138 and $456 for the nine months ended September 30, 2004 and 2003, respectively.

We have updated our projected pension plan contributions as reported in our Form 10-K dated December 31, 2003. Our current projections for future contributions range from $0 in 2004 to approximately $28,100 in 2006, with a total funding requirement for the five years ended in 2008 of $66,300. The assumptions used by our actuaries in calculating these projections included an 8.0% annual return on assets for the years 2004 – 2008 and the continuation of current law and plan provisions.

As disclosed in Note 13 to the Condensed Consolidated Financial Statements, we wrote-off our net deferred domestic income tax asset in the second quarter of 2004. We do not anticipate this will have a negative impact on our cash flow in future years. We now expect to pay approximately $20,000 for cash taxes in 2004 versus our projections of $22,000 as reported in our December 31, 2003 Form 10-K.

As discussed in Note 14 to the Condensed Consolidated Financial Statements, on October 6, 2004, we entered into an agreement to acquire Bakelite Aktiengesellschaft. We intend to finance this acquisition through a combination of new debt securities and cash. We believe we will continue to have adequate cash available from operations and our Amended Credit Facility subsequent to the completion of this acquisition despite the additional debt to be incurred.

Covenant Compliance

Adjusted EBITDA is used to determine compliance with many of the covenants contained in the indenture governing the Company’s Floating and Fixed Rate Notes, including the covenant to incur additional debt. Because we are highly leveraged, our compliance with these covenants is important for the investors in the Company’s debt. Also, because the Company intends to finance the acquisition of Bakelite Aktiengesellschaft with a combination of new debt securities and cash, compliance with these covenants is important. Therefore, Adjusted EBITDA is a key metric for these investors.

Adjusted EBITDA is defined as Net income adjusted to exclude depreciation, interest expense, non-operating income and expenses, unusual items and certain pro forma adjustments permitted in calculating covenant compliance under the indentures governing the notes and the Company’s senior credit facility. Borden Chemical believes that the inclusion of supplemental adjustments to net income applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors to demonstrate compliance with our financing covenants.

As of September 30, 2004, the Company was in compliance with the covenants contained in the Company’s Indenture governing the notes.

Reconciliation of Adjusted EBITDA to Net (Loss) Income

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net (loss) income	$(61,823)	$11,053	$(188,923)	$27,798
Depreciation and amortization	12,504	11,770	36,533	34,676
Adjustments to Segment EBITDA (see page 40)	28,279	(8,576)	29,827	(3,962)
Interest expense	18,867	11,275	42,563	34,114
Affiliated interest expense	39	133	138	456
Acquisition/IPO-related costs	33,501	—	40,737	—
Other non-operating expense (income)	1,814	(513)	2,385	489
Income tax expense (benefit)	5,232	12,475	151,029	(1,271)

	38,413	37,617	114,289	92,300
Adjusted EBITDA (a) (c):
Management fees	170	837	1,510	2,511
Brazil reactor impact (b)	1,700	—	1,700	—
Full year impact of acquisitions	125	975	495	2,925
Cost savings	1,725	2,425	3,975	10,175
Benefit plan subsidy amendment	375	375	1,125	7,281
Purchasing power savings	1,625	1,625	4,875	4,875

	$44,133	$43,854	$127,969	$120,067

(a)	To arrive at Adjusted EBITDA, we are required to make adjustments to net income for management fees paid to our Sponsors, unusual operating impacts and certain pro forma adjustments. These pro forma adjustments include the full year impact of completed acquisitions and approved amendments to our post retirement plan and cost and purchasing savings we expect to achieve.

(b)	Amount represents the impact of the mechanical failure of a Brazilian reactor in the third quarter of 2004. The Company has filed an insurance claim to recover substantially all losses related to this item.

(c)	To incur additional debt under the Floating and Fixed Note indenture, a Fixed Charge Coverage Ratio of greater than 2 to 1 must be maintained. The Company’s ratio as of September 30, 2004 after giving effect to the potential acquisition and additional expected debt was 2.2 to 1.

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

Natural Gas Futures

Natural gas is essential in our manufacturing processes, and its cost can vary widely and unpredictably. In order to control our costs for natural gas, we are hedging a portion of our natural gas purchases for all of North America. During September 2004, we entered into futures contracts for natural gas usage through December 2005. Prior to that, we had futures contracts that expired in June 2004. The contracts are settled for cash each month based on the closing market price on the last day the contract trades on the New York Mercantile Exchange. Our commitments settled under these contracts totaled $1,978, and our related gains were $29 through the end of the third quarter of 2004. At September 30, 2004, we had future commitments under these contracts of $4,599.

We recognize gains and losses on commodity futures contracts each month as gas is used. Our future commitments are marked to market on a quarterly basis. We recorded an unrealized gain of $411 at September 30, 2004 related to our future commitments under our natural gas futures contracts.

There have been no other material changes to the information on market risk reported in the Company’s 2003 Form 10-K.

ITEM 4:	Controls and Procedures

(a)	Evaluation of Disclosures Controls and Procedures: As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b)	Changes in Internal Controls: No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1:	Lega l Proceedings

There have been no material changes to the information on legal proceedings reported in the Company’s Annual Report on Form 10-K at December 31, 2003 and the Quarterly Reports on Form 10-Q at March 31 and June 30, 2004.

Item 2:	Unreg istered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the third quarter of 2004.

Item 3:	Defaults upon Senior Sec urities

There were no defaults on senior securities during the third quarter of 2004.

Item 4:	Submission of Matters to a Vote of Security Holders

There was no submission of matters to a vote of security holders during the third quarter of 2004.

Item 6:	E xhibits

4 (i)		Indenture dated as of August 12, 2004 among Borden US Finance Corp. and Borden Nova Scotia Finance ULC, as Issuers, the Registrant, and Wilmington Trust Co., as Trustee, relating to: (a) the $150,000,000 Second-Priority Senior Secured Floating Rate Notes due 2010, and (b) the $325,000,000 9% Second-Priority Senior Secured Notes due 2014.

10 (i)		Amended and Restated Employment Agreement dated as of August 12, 2004 between the Company and Craig O. Morrison.

(ii	)	Amended and Restated Employment Agreement dated as of August 12, 2004 between the Company and Joseph P. Bevilaqua.

(iii	)	Amended and Restated Employment Agreement dated as of August 12, 2004 between the Company and William H. Carter.

(iv	)	BHI Acquisition Corp. 2004 Deferred Compensation Plan

(v	)	BHI Acquisition Corp. 2004 Stock Incentive Plan

(vi	)	Investor Rights Agreement dated as of August 12, 2004 among BHI Acquisition Corp., and The Holders that are parties thereto

(vii	)	Registration Rights Agreement dated as of August 12, 2004 among BHI Acquisition Corp., BHI Investment, LC, and the Management Holders party thereto

(viii	)	Amendment No. 1 dated as of August 11, 2004, to the Stock Purchase Agreement dated July 5, 2004 by and among BHI Investment, LLC, Borden Holdings, Inc., Borden Chemical, Inc., Craig O. Morrison and Joseph P. Bevilaqua

(ix	)	Management Consulting Agreement dated as of August 12, 2004 between Borden Chemical, Inc. and Apollo Management V, L.P.

(x	)	Amended and Restated Loan and Security Agreement dated as of August 12, 2004 among the Company, Borden Chemical Canada, Inc., Borden Chemical UK Limited, Borden Chemical GB Limited, the Lenders named therein, Credit Suisse First Boston, as Agent, and Fleet Capital Corporation, as U.S. Collateral Agent

(xi)	Share Purchase Agreement dated October 6, 2004 among RÜTGERS AG, RÜTGERS Bakelite Projekt GmbH, National Borden Chemical Germany GmbH, and Borden Chemical, Inc.

(31)	Rule 13a-14 Certifications

(a) Certificate of the Chief Executive Officer

(b) Certificate of the Chief Financial Officer

(32)	Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BORDEN CHEMICAL, INC.

Date: November 15, 2004	/s/ William H. Carter
William H. Carter Executive Vice President and Chief Financial Officer (Principal Financial Officer)