Form 10-K
period 2004-12-31
BORDEN CHEMICAL INC
filed 2005-03-28
CIK 13239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004	Commission file number: 1-71

BORDEN CHEMICAL, INC.

New Jersey	13-0511250
(State of incorporation)	(I.R.S. Employer Identification No.)

180 East Broad St., Columbus, OH 43215	614-225-4000
(Address of principal executive offices)	(Registrant’s telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
None	None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in any amendment to this Form 10-K.  ☒.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)     Yes  ☐    No  ☒

Aggregate market value in thousands of the voting stock held by nonaffiliates of the Registrant based upon the average bid and asked prices of such stock on March 18, 2005: $0.

Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on March 18, 2005: 96,905,936

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated
none	none

The Exhibit Index is Located herein at sequential pages 101 through 103.

BORDEN CHEMICAL, INC.

Part I

ITEM 1. BUSINESS

(Dollars in thousands except per share data)

Description of Business

Borden Chemical, Inc. (which may be referred to as “we,” “us,” “our,” “BCI” or the “Company”) is a leading global integrated producer of thermoset-based resins and adhesives for the global forest products and industrial markets. In addition, we are the world’s largest producer by volume of formaldehyde, an important and versatile building block chemical used in a wide variety of applications. We are the largest North American producer by volume of thermoset-based resins used in the production of engineered wood products, including structural wood panels, beams and non-structural panels, furniture, decorative flooring, door and window assemblies and wallboards. We are also a leading producer of resin-coated proppant systems in North America, which are used in oilfield and natural gas production, and, through HA-International, LLC, or HAI, of foundry resins, which are used in the production of cores and molds for metal castings. We have a strong presence in the production of specialty resins used in the industrial, automotive and electronics markets. Our materials are designed to deliver superior binding and bonding performance to manufacturers of thousands of common, everyday products that enhance modern living. Our strong position in North America is complemented by our significant operations in Latin America and Europe. The Company was incorporated on April 24, 1899.

Our strategically located network of facilities provides us with logistical benefits, which minimize delivery expense due to our proximity to our customers. Our customers operate in diverse end-markets, such as new home construction, repair and remodeling, furniture, automotive, oil and gas, chemicals, electronics, communications and agriculture. The diversity of our customer base helps to insulate us from a downturn in any one sector of the economy. Our customer contracts generally allow us to pass raw material price increases on to our customers, which leads to stable gross margins.

Our Strategy

Our key business strategies are:

•	Leverage Our Leading Market Position in Our Core Forest Product Business. We are a leading global producer of thermoset-based forest product resins. We have been able to achieve this position by building our infrastructure close to the facilities of the leading wood industry customers, allowing us to effectively provide increased products and services to our customers as they grow. We intend to continue to leverage our competitive advantage to increase our sales of existing products and introduce new products.

•	Leverage Existing Technologies to Grow Internationally and Enter New Markets. We will continue to grow internationally by expanding our product sales to our multi-national customers outside of North America and by entering new markets. We believe that our leading formaldehyde and formaldehyde-based resin technology and our relationships with large multi-national customers as a “supplier of choice” of formaldehyde offers us a significant competitive advantage as we enter new markets. Our expansion strategy involves employing a total systems approach to meet customer needs. This approach involves using our global technology and experience in order to deliver the appropriate resin for the customer’s application and production process and subsequently providing ongoing in-plant technical support and service.

•	Develop and Market New Products. We will continue to expand our product offerings through internal product innovation and joint research and development initiatives with our customers and research partnership formations. We employ a systematic approach to new product development and have identified promising new technologies that have begun to yield significant results.

•	Improve Our Position as a Low Cost Producer. We will continue to focus on opportunities to optimize our resources, improve our cost position and drive new product innovation. In late 2002, we implemented a Six Sigma process initiative, which is adding discipline and focus to the way we approach productivity. In addition, in 2003 we implemented a significant restructuring program which has enabled us to achieve significant cost savings.

•	Strategic Relationship with Other Affiliate Companies. We believe there are substantial cost reduction and revenue growth opportunities achievable via strategic relationships with other companies affiliated with Apollo Management, L.P. (“Apollo”). Through combined purchasing initiatives, we intend to target reductions in raw material expenses. In addition, we believe there are potential cross-selling opportunities with those Apollo affiliated companies that sell different products to our target markets. We may determine to try to realize such opportunities through potential business combinations with such affiliated chemical companies controlled by Apollo.

Our business consists of three reportable segments: Forest Products, Performance Resins and International. See Note 18 to the Consolidated Financial Statements.

Historical Perspective

On July 6, 2004, Apollo announced that it had signed a definitive agreement to acquire the Company. Previously, on May 7, 2004, the Company filed a registration statement with the U.S. Securities and Exchange Commission for a proposed initial public offering (“IPO”) of its common stock. This IPO was suspended and the registration statement withdrawn on August 31, 2004.

On August 12, 2004, BHI Investment, LLC, an affiliate of Apollo, acquired all of the outstanding capital stock of Borden Holdings, Inc. (“BHI”), the Company’s parent at that time, for total consideration of approximately $1.2 billion, including assumption of debt. In conjunction with this transaction, all of the outstanding capital stock of the Company held by management was redeemed and non-vested restricted stock was cancelled. In addition, the Company redeemed approximately 102,069 shares from BHI for cash totaling $294,918.

Immediately following the acquisition of BHI, BHI Investment, LLC reorganized the existing corporate structure of the Company so that the Company became directly owned by BHI Acquisition Corporation (“BHI Acquisition”), a subsidiary of BHI Investment, LLC. Following the acquisition of BHI by Apollo, the Company reorganized its foreign subsidiaries.

The acquisition of BHI, and the payment of transaction fees and expenses, was financed with the net proceeds of a $475 million second-priority senior secured private debt offering (the “Second Priority Notes”) by two newly formed, wholly owned subsidiaries of the Company and certain equity contributions to BHI Acquisition from Apollo. With a portion of the proceeds, we redeemed our 9.25% debentures on August 12, 2004 for total cash of $49,249. Included in the total cash paid was $47,295 for the principal of the debentures, $1,069 of accrued interest and an early redemption premium of $885. See Note 9.

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

As a result of the suspended IPO and the subsequent acquisition by Apollo, we incurred expenses of $55,586 in 2004. These amounts included charges for investment banking, accounting and legal fees, fees paid to Apollo, payments for cancellation of restricted stock, exercises of stock options and management bonuses pertaining to the activity. Of this amount, compensation costs of $14,264 are included within Transaction related compensation costs, and the remainder is included within Transaction related costs.

Prior to the Apollo Transaction, the Company was controlled by an affiliate of Kohlberg Kravis Roberts & Co. (“KKR”) since 1995. The Company’s immediate parent, BHI, was a wholly owned subsidiary of BW Holdings, LLC (“BWHLLC”), an entity controlled by KKR.

Acquisitions and Divestitures

On October 6, 2004, we entered into an agreement to purchase all outstanding shares of capital stock of Bakelite Aktiengesellschaft (“Bakelite”) for a net purchase price ranging from approximately €175 million to €200 million, subject to certain adjustments. Completion of the purchase is subject to regulatory and other customary closing conditions including European Commission merger clearance. The Company and Bakelite will continue to operate independently until those conditions are satisfied and the closing occurs.

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

In 2001, through a series of transactions with affiliates, we sold Consumer Adhesives for total proceeds of $94,120 (the “Consumer Adhesives Sale”). We retained continuing investments in Consumer Adhesives in the form of preferred stock and notes receivable. We sold the notes receivable to BHI in the fourth quarter of 2001 for their carrying value of $57,691. The preferred stock, with a carrying value of $110,000, was redeemed during the first quarter of 2002 for a $110,000 note receivable from Consumer Adhesives, which we subsequently sold to BHI for face value plus accrued interest and used the proceeds to repay affiliated debt.

Also in 2001, we merged our North American foundry resins and coatings businesses with similar businesses of Delta-HA, Inc. to form HA-International, LLC (“HAI”), in which we have a 70% interest.

In 2000, the Company acquired the formaldehyde and certain other assets from Borden Chemicals and Plastics Operating Limited Partnership, which was an affiliate of the Company, and acquired East Central Wax, a wax emulsions producer for the forest products business.

Products

The product lines included in our Forest Products operating segment are formaldehyde and forest product resins. The product lines in our Performance Resins operating segment are oilfield, foundry and specialty resins. The products of our International operating segment are formaldehyde, forest product and performance resins and consumer products.

Forest Products

Forest Products Resins. We are the leading producer of forest products thermoset-based resins in North America. Our thermoset-based resin systems are used by our customers to bind wood particles and bond wood segments to provide strength and durability to oriented strand board (“OSB”), particleboard, medium density fiberboard (“MDF”) and plywood. The primary end-markets for our forest products resins are new home construction, furniture and repair and remodeling.

Products	Key Applications
Engineered Wood Resins	Softwood and hardwood plywood, OSB and laminated veneer lumber

Special Wood Adhesives	Laminated beams, structural and nonstructural fingerjoints, wood composite I-beams, cabinets, doors, windows, furniture, mold and millwork and paper laminations

Wax Emulsions	Sizing agent for composite products

Wood Fiber Resins	Particleboard, MDF and hardboard

We provide a comprehensive range of resin systems to the world’s leading producers of engineered wood products. Our resins and adhesives, together with our wax sizing agents and other complementary products, are used to produce the following products: OSB, plywood and other construction panel systems; laminated beams, joists and trusses for structural applications; millwork, cabinetry and window and door assemblies; and particleboard and MDF for furniture, flooring and other applications. Used in combination with wood from plantation-grown trees, our resins help provide economical alternatives to traditional solid wood products that consume old-growth timber, while delivering products that achieve superior performance. Depending on the application and customer requirements, our resins are produced by mixing formaldehyde with other chemicals, including urea, phenol, melamine and resorcinol. The result is a completed thermoset resin system.

A key component of our success in the engineered wood market is our total systems approach to meeting customer needs. This approach involves first using our global technology and experience in order to deliver the right resin for the customer’s application and production process and then providing in-plant technical support and service.

Formaldehyde. We are the world’s largest producer of formaldehyde by volume and the largest provider of formaldehyde to end-users in North America. We manufacture more than five billion pounds of formaldehyde solution each year, of which approximately half is consumed internally for resin production and the other half is sold to external customers. Formaldehyde is a versatile building block chemical used in thousands of diverse end-use applications such as resin systems for forest products and industrial bonding, household products, including shampoo, cosmetics, disinfectants and fabric softeners, and specialty fabrics, paper products, fertilizers and animal feeds.

Products	Key Applications
Formaldehyde	Herbicides and fungicides, fabric softeners, oil and gas applications, urea formaldehyde, melamine formaldehyde, phenol formaldehyde and MDI

Hexamine	Accelerator for rubber curing, propellant to solid rocket booster engines and phenolic-based resins for brake shoes

Methaform	Clear automotive topcoats and other coating applications

Urea Formaldehyde Concentrates	Precursor for UF resins used in particleboard, plywood, shingles and slow release fertilizers

We manufacture synthetic formaldehyde by reacting methanol with a silver or metal oxide catalyst. Formaldehyde is sold in a water-based solution and also is blended with other materials for specific customer applications.

Performance Resins

Specialty Resins. We are a major supplier of high performance specialty resins used in the binding and bonding of a diverse range of materials, primarily in the construction, automotive, electronics and steel industries. Typical end-use product applications include electronics for circuit boards, adhesives for brake linings and other friction products, flame-resistant composites for trains and planes, acoustical insulation for automobiles and glass matting for roofing shingles and thermal insulation.

Products	Key Applications
Automotive PF Resins	Acoustical insulation, filters, friction materials, grinding wheels, interior components, molded electrical parts and assemblies

Composites PF Resins	Aircraft interiors, air ducts, brakes, ballistic applications, industrial grating, pipe and space shuttle engine nozzles

Construction PF Resins, UF Resins, Ketone Formaldehyde and Melamine Colloid	Decorative laminates, fiberglass insulation, floral foam, lamp cement for light bulbs, molded appliance and electrical parts, molding compounds, sandpaper, fiberglass mat, laminates, coatings, crosslinker for thermoplastic emulsions and specialty wet strength paper

Electronics PF Resins	Electrical laminates, computer chip encasement, molding compounds and photolithography

Refractory PF Resins	Steel mill refractory bricks, monolithic shapes, tap hole mix, tundish liners and nozzle visios

Our manufacturing complex in Louisville, Kentucky is one of the world’s largest sites producing specialty resins. We have additional manufacturing capacity for these materials dispersed throughout our international network of plants.

Foundry Resins. Through HAI, we are the leading producer by volume of foundry resins in North America. We pioneered the development of thermoset-based resins as binders for sand cores and molds used in metal castings over 40 years ago and continue to serve the North American market with a broad distribution network and significant production capability. Our foundry resin manufacturing capabilities include the largest foundry resin plant in the United States, which is located in Louisville, Kentucky. Our foundry resin systems are used by major automotive and industrial companies in the production of engine blocks, transmissions, brake and drive train components and various other casting products.

Products	Key Applications
Lost Foam Coatings	Specialty refractory coatings for lost foam casting operations featuring high permeability and pattern coverage properties

Refractory Coatings	General purpose products for ferrous and nonferrous applications

Resin-Coated Sand (RCS)—Super F®, FII® and FT®	General purpose high-curing speed RCS for most applications

Resins—SigmaCure®, SigmaSet®, Super Set®, ALpHASET®, BETASET® and Plastiflake®	A comprehensive selection of synthetic resins for bonding sand cores and molds in a variety of applications including phenolic urethane cold box resins, phenolic urethane nobake resins, furan and phenolic acid curing resins, ester cured phenolic nobake resins, methyl formate cured phenolic cold box resins and phenolic resins for shell process

Shake-Free® Coated Sand	Specialty RCS for aluminum and light alloy applications

Sigma Sand® Coated Sand	Specialty RCS formulated for reduced emissions and nitrogen levels

Our foundry resins business provides PF resin systems, specialty coatings and ancillary products used to produce finished metal castings.

Oilfield Products. We are a leading producer of resin-coated proppant systems in North America. Our innovative flow back control technology allows oil and gas service providers to improve yields and extract oil and gas from deeper and more complex geological formations.

Products	Key Applications
AcFrac®, Ceramax® and XRT™ Resin Systems	Control flowback and increase well yields using various substrates

Curable Resin-Coated Sand	Bonds down hole to prevent proppant flowback

Curable Resin-Coated Ceramics	Control flowback and increase conductivity

Precured Resin-Coated Sand	Excellent crush resistance and high flow capacities

Maximizing flow capacity is critical for oil and gas production around the world, both on land and off-shore. We supply the leading service providers in the oil and gas field industry with products that increase the yields of working wells. Our extensive line of PF resin systems, resin-coated sand and resin-coated ceramic proppants are used in the hydraulic fracturing process to create and maintain pathways from the well bore to the oil or gas-bearing formation. This process enhances the recovery of hydrocarbons and can extend the well’s life.

Marketing and Distribution

Products are sold to industrial users in the U.S. primarily through our sales force. To the extent practicable, our international distribution techniques parallel those used in the U.S. However, raw materials, production considerations, pricing competition, government policy toward industry and foreign investment and other factors may vary substantially from country to country.

Competition

We compete with a variety of companies in each of our product lines. However, we believe that no single company competes with us across all of our existing product lines. The following chart sets forth our principal competitors by segment:

Segment	Product Line	Principal Competitors
Forest Products	Forest Products Resins	Dynea International Oy and Georgia-Pacific Corporation

	Formaldehyde	Dynea International Oy and Georgia-Pacific Corporation

Performance Resins	Specialty Resins	Dynea International Oy, Occidental Petroleum Corporation and Sumitomo Bakelite Co., Ltd.

	Foundry Resins	Ashland Inc. and Technisand Inc.

	Oilfield Products	Carbo Ceramics Inc. and Santrol Corporation

International	Product lines produced and sold outside of North America	Ashland Inc. and Dynea International Oy

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

The following table illustrates the average annual price from 1995 to 2004 for methanol, phenol and urea:

	Year
Raw Material	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
Methanol (1)	65.77	44.03	58.43	36.08	34.59	54.48	58.98	52.30	74.58	80.03
Phenol (2)	34.00	32.00	35.50	31.17	23.00	25.88	26.63	28.13	34.48	50.92
Urea (3)	200.16	182.65	137.96	113.05	91.63	140.38	133.85	115.08	172.17	204.04

(1)	Prices based on U.S. cents per gallon (Source: Chemical Market Associates, Inc.)
(2)	Prices based on U.S. cents per pound (Source: Chemical Market Associates, Inc.)
(3)	Prices based on U.S. dollars per short ton (Source: Blue, Johnson & Associates)

Customers

Our business does not depend on any single customer nor are any of our operating segments limited to a particular group of customers, the loss of which would have a material adverse effect on the operating segment. In 2004, our largest customer accounted for approximately 5% of our net sales, and our top ten customers accounted for approximately 24% of our net sales. Our primary customers consist of manufacturers, and the demand for our products is generally not seasonal.

Patents and Trademarks

We own various patents, trademark registrations, patent and trademark applications and technology licenses in our operating segments around the world which are held for use or currently used in our operations. We own two material trademarks, Borden® and Elsie®. We use Borden® in our operations and license both trademarks to third parties for use on non-chemical products. A majority of our patents relate to the development of new products and processes for manufacturing and use thereof and will expire at various times between 2005 and 2023. Other than the Borden® and Elsie® trademarks, no individual patent or trademark is considered to be material; however, our overall portfolio of patents and trademarks are valuable assets.

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

Accruals for environmental matters are recorded in accordance with the guidelines of AICPA Statement of Position 96-1, “Environmental Remediation Liabilities,” when it is probable that a liability has been incurred and the amount of the liability can be estimated. Although environmental policies and practices are designed to ensure compliance with international, Federal and state laws and environmental regulations, future developments and increasingly stringent regulation could require us to make additional unforeseen environmental expenditures. In addition, our former operations, including our ink, wallcoverings, film, phosphate mining and processing, thermoplastics, food and dairy operations, pose additional uncertainties for claims relating to our period of ownership. There can be no assurance that, as a result of former, current or future operations, there will not be some future impact on us relating to new regulations or additional environmental remediation or restoration liabilities.

We are actively engaged in complying with environmental protection laws, including various Federal, state and foreign statutes and regulations relating to manufacturing, processing and distributing our many products. We anticipate incurring future costs for capital improvements and general compliance under environmental laws, including costs to acquire, maintain and repair pollution control equipment. We incurred related capital expenditures of $4,529 in 2004, $5,234 in 2003 and $3,641 in 2002. We estimate that approximately $5,300 will be spent for capital expenditures in 2005 for environmental controls at our facilities. This estimate is based on current regulations and other requirements, but it is possible that material capital expenditures in addition to those currently anticipated could be required if regulations or other requirements change.

Research and Development

Our research and development and technical services expenditures were $19,744, $17,998 and $19,879 in 2004, 2003 and 2002, respectively. Development and marketing of new products are carried out by our operating segments and are integrated with quality control for existing product lines. In addition, we have an agreement with a not-for-profit research center to assist in certain research projects and new product development initiatives.

Employees

At December 31, 2004, we had approximately 2,400 employees. Relationships with our union and non-union employees are generally good.

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

ITEM 2. PROPERTIES

As of December 31, 2004, we operated 27 domestic production, manufacturing and distribution facilities in 16 states, the most significant of which is a plant in Louisville, Kentucky. In addition, we operated 22 foreign production, manufacturing and distribution facilities primarily in Canada, Brazil, the United Kingdom, Australia, Malaysia and China. Our production and manufacturing facilities are generally well maintained and effectively utilized. We believe our production and manufacturing facilities are adequate to operate our business.

Our executive and administrative offices, production, manufacturing and distribution facilities at December 31, 2004 are shown in the following table:

Location	Function	Nature of Ownership
Domestic

Alexandria, LA	Manufacturing	Owned
Aurora, IL	Manufacturing	Owned
Baytown, TX	Manufacturing	Owned
Bellevue, WA	Executive and Administration	Leased
Brady, TX	Manufacturing	Owned
Cincinnati, OH	Manufacturing	Owned
Columbus, GA	Manufacturing	Owned
Columbus, OH	Executive and Administration	Leased
Demopolis, AL	Manufacturing	Owned
Diboll, TX	Manufacturing	Owned
Dutchtown, LA	Storage Terminal	Owned
Fayetteville, NC	Manufacturing	Owned
Fremont, CA	Manufacturing	Owned
Geismar, LA	Manufacturing	Owned
Gonzales, LA	Manufacturing	Owned
High Point, NC	Manufacturing	Owned
Hope, AR	Manufacturing	Owned
Houston, TX	Executive and Administration	Leased
Houston, TX	Laboratory	Leased
LaGrande, OR	Manufacturing	Owned
Louisville, KY	Manufacturing	Owned
Louisville, KY	Executive and Administration	Leased
Missoula, MT	Manufacturing	Owned
Moreau, NY	Manufacturing	Owned
Morganton, NC	Manufacturing	Owned
Mt. Jewett, PA	Manufacturing	Owned
Oregon, IL	Manufacturing	Owned
Portland, OR	Manufacturing	Owned
Sheboygan, WI	Manufacturing	Owned
Springfield, OR	Manufacturing	Owned
Toledo, OH	Manufacturing	Owned
Virginia, MN	Manufacturing	Owned

International

Brisbane, Queensland, Australia	Manufacturing	Owned
Laverton North, Victoria, Australia	Manufacturing	Owned
Somersby, New South Wales, Australia	Manufacturing	Owned
Boituva, Brazil	Manufacturing	Owned
Cotia, Brazil	Manufacturing	Owned
Curitiba, Brazil	Manufacturing	Owned
Edmonton, AB, Canada	Manufacturing	Owned
Laval, PQ, Canada	Manufacturing	Owned
St. Romuald, PQ, Canada	Manufacturing	Owned
Vancouver, BC, Canada	Manufacturing	Owned
Heyuan, People’s Republic of China	Manufacturing	Owned
Shanghai, People’s Republic of China	Executive, Administration and Manufacturing	Leased
Yumbo, Colombia	Manufacturing	Owned
Rouen, France	Distribution	Owned
Kedah, Malaysia	Manufacturing	Owned
Kuantan, Malaysia	Manufacturing	Owned
Prai, Malaysia	Manufacturing	Owned
Rotterdam, The Netherlands	Manufacturing	Owned
Barry, South Wales, United Kingdom	Manufacturing	Owned
Chandlers Ford, England, United Kingdom	Manufacturing	Owned
Cowie, Scotland, United Kingdom	Manufacturing	Owned
Peterlee, England, United Kingdom	Manufacturing	Owned

ITEM 3. LEGAL PROCEEDINGS

Environmental Proceedings

We have been notified that the Company is or may be responsible for environmental remediation at 31 sites in the U.S. Five of these sites, located in four states, involve active proceedings brought under state or Federal environmental laws: Geismar, Louisiana; Fairlawn, New Jersey; Fremont, California; Lakeland, Florida and Newark, California. The most significant of these sites is the site formerly owned by the Company in Geismar, Louisiana. While we cannot predict with certainty the total cost of such cleanups, we have recorded liabilities of approximately $22,800 and $23,400 at December 31, 2004 and 2003, respectively, for environmental remediation costs related to these five sites.

For the remaining 26 sites, we have been notified that the Company is or may be a potentially responsible party (“PRP”) in active proceedings in 16 states brought under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state “superfund” laws. While we cannot predict with certainty the total cost of such cleanup, we have recorded liabilities of approximately $7,900 and $7,600 at December 31, 2004 and 2003, respectively, for environmental remediation costs related to these 26 sites. The Company generally does not bear a significant level of responsibility for these sites and has little control over the costs and timing of cash flows. At 16 of the 26 sites, our share is less than 1%. At the remaining ten sites, the Company has a share of up to 8.8% of the total liability. The Company’s ultimate liability will depend on many factors including: its volumetric share of waste, the financial viability of other PRPs, the remediation methods and technology used, the amount of time necessary to accomplish remediation and the availability of insurance coverage. Our insurance provides very limited, if any, coverage for environmental matters.

In addition to the 31 sites referenced above, we are conducting voluntary remediation at 24 other locations. We have recorded liabilities of approximately $7,500 and $7,600 at December 31, 2004 and 2003, respectively, for remediation and restoration liabilities at these locations. See Note 11 to the Consolidated Financial Statements.

Imperial Home Décor Group

In 1998, pursuant to a merger and recapitalization transaction sponsored by The Blackstone Group (“Blackstone”) and financing arranged by Chase Manhattan Bank, Borden Decorative Products Holdings, Inc. (“BDPH”), a wholly owned subsidiary of the Company, was acquired by Blackstone and subsequently merged with Imperial Wallcoverings to create Imperial Home Décor Group (“IHDG”). Blackstone provided $84,500 in equity, a syndicate of banks funded $198,000 of senior secured financing and $125,000 of senior subordinated notes were privately placed. We received approximately $309,000 in cash and 11% of IHDG common stock for our interest in BDPH at the closing of the merger. On January 5, 2000, IHDG filed for reorganization under Chapter 11 of the U. S. Bankruptcy Code. The IHDG Litigation Trust (the “Trust”) was created pursuant to the plan of reorganization in the IHDG bankruptcy to pursue preference and other avoidance claims on behalf of the unsecured creditors of IHDG. In November 2001, the Trust filed a lawsuit against the Company and certain of its affiliates seeking to have the IHDG recapitalization transaction voided as a fraudulent conveyance and asking for a judgment to be entered against the Company for $314,400 plus interest, costs and attorney fees. An effort to resolve this matter through non-binding mediation was unsuccessful in resolving the case, and the parties are moving forward with discovery in preparation for trial.

We have accrued approximately $3,600 for defense costs related to this matter at December 31, 2004. We have not recorded a liability for any potential losses because a loss is not considered probable based on current information. We believe that we have strong defenses to the Trust’s allegations, and we intend to defend the case vigorously. While it is reasonably possible that the resolution of this matter may result in a loss due to the many variables involved, management is not able to estimate the range of possible outcomes at this time.

Brazilian Excise Tax Administrative Appeal

In 1992, the State of Sao Paulo Tax Bureau issued an assessment against our primary Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes, characterized by the Tax Bureau as intercompany sales. Since that time, we have held discussions with the Tax Bureau, and our subsidiary has filed an administrative appeal seeking cancellation of the assessment. In December 2001, the Administrative Court upheld the assessment, valued at $60.8 million Brazilian Reais, or approximately US$22,900 at December 31, 2004, an amount which includes tax, penalties, monetary correction and interest. In September 2002, our subsidiary filed a second appeal with the highest-level administrative court, again seeking cancellation of the assessment on the grounds that it was unlawfully issued. Argument was made to the court in September 2004, and we are awaiting the court’s ruling. We believe we have a strong defense against the assessment and will pursue the appeal vigorously; however, no assurance can be given that the assessment will not be upheld. At this time, we do not believe a loss is probable; therefore, only related legal fees have been accrued. Reasonably possible losses resulting from the resolution of this matter range from zero to $22,900.

HAI Grand Jury Investigation

HAI, a joint venture in which the Company has a 70% interest, received a grand jury subpoena dated November 5, 2003 from the U.S. Department of Justice Antitrust Division relating to a foundry resins Grand Jury investigation. HAI has provided documentation in response to the subpoena. As is frequently the case when such investigations are in progress, various antitrust lawsuits have been filed against the Company alleging that the Company and HAI, along with various other entities, engaged in a price fixing conspiracy. These cases have been consolidated in federal court in Ohio. At this time, we do not believe a loss is probable; therefore, only related legal fees have been accrued. We do not have sufficient information to determine a range of possible outcomes for this matter at this time.

CTA Acoustics

From the third quarter of 2003 to first quarter 2004, six lawsuits were filed against us in the 27th Judicial District, Laurel County Circuit Court, in Kentucky, arising from an explosion at a customer’s plant where seven plant workers were killed and over 40 other workers were injured. The lawsuits primarily seek recovery for wrongful death, emotional and personal injury, loss of consortium, property damage and indemnity. We expect that a number of these suits will be consolidated. The litigation also includes claims by our customer against its insurer and the Company and a claim against a third party that performed services for the Company in connection with sales to the customer. We are pursuing a claim for indemnity against our customer, based on language in our contract with the customer, and a claim against a third party that performed services for us in connection with the sales to the customer. We have insurance coverage which will address any payments and legal fees in excess of the $5,000 deductible, which was previously accrued.

Other Legal Proceedings

The Company is involved in various product liability, commercial and employment litigation, personal injury, property damage and other legal proceedings which are considered to be in the ordinary course of business. In large part, as a result of the bankruptcies of many asbestos producers, plaintiffs’ attorneys are increasing their focus on peripheral defendants, including the Company, and asserting that even products that contained a small amount of asbestos caused injury. Plaintiffs are also focusing on alleged harm caused by other products we have made or used, including those containing silica and vinyl chloride monomer. We believe we have adequate reserves and insurance to cover currently pending and foreseeable future claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2004, no matters were submitted to a vote of our security holder.

Part II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) There is no established public trading market for our common stock.

(b) As of March 1, 2005, 96,905,936 common shares were held by our parent, BHI Acquisition Corp.

(c) We declared no dividends on common stock in 2004, 2003 or 2002. Our ability to pay dividends on our common stock is restricted by our Loan and Security Agreement with certain banks (see the discussion in Note 9 to the Consolidated Financial Statements and under Liquidity and Capital Resources in the Management’s Discussion and Analysis of Financial Condition and Results of Operations).

(d) There are no compensation plans that authorize the issuance of our stock to employees or non-employees.

ITEM 6. SELECTED FINANCIAL DATA

Five Year Selected Consolidated Financial Data

The following summarizes our selected financial data for the past five years. See pages 14 through 33 for items impacting comparability between 2004, 2003 and 2002.

For the years	(1)2004	(2)2003	(3)2002	(4)2001	(5)2000
Summary of Earnings
Net sales	$1,686,021	$1,434,813	$1,247,885	$1,372,141	$1,377,845
(Loss) income from continuing operations	(179,668)	22,976	(6,758)	(136,604)	(72,259)
Net (loss) income applicable to common stock	(179,668)	22,976	(36,583)	(186,646)	(39,750)
Basic and diluted (loss) income per common share from continuing operations	$(1.12)	$0.11	$(0.03)	$(0.69)	$(0.36)
Basic and diluted (loss) income per common share	(1.12)	0.11	(0.18)	(0.94)	(0.20)
Dividends per share
Common share	$—	$—	$—	$0.18	$0.31
Preferred series A	—	—	—	2.52	3.00
Average number of common shares outstanding during the year-basic	159,923	199,310	199,319	198,997	198,975
Average number of common shares outstanding during the year-dilutive	159,923	200,267	199,319	198,997	198,975
Financial Statistics
Total assets	$1,044,114	$993,866	$1,011,780	$1,123,278	$1,520,597
Long-term debt	955,816	529,966	523,287	532,497	530,530

(1)	On August 12, 2004, we were acquired by Apollo Management L.P., suspended a proposed initial public offering of our common stock and issued Second Priority Notes totaling $475,000. Our operating results include costs related to the Apollo Transaction of $55,586, of which $14,264 is included in Transaction related compensation costs. Our business realignment expense and impairments totaled $4,427 for the year. Also, primarily in response to changes in circumstances in connection with the Apollo Transaction, we recorded a charge of approximately $87,000 in Income tax expense to increase the valuation reserves related to our net domestic deferred tax asset and an additional provision of approximately $63,000 for taxes associated with the unrepatriated earnings of our foreign subsidiaries.
(2)	Our 2003 operating results include $4,748 of business realignment expense and impairments.
(3)	In 2002, we adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” and recorded a charge upon adoption of $29,825 as Cumulative effect of change in accounting principle. Our operating results include $19,699 in business realignment expense and impairments consisting of plant closure costs of $12,584, severance of $3,265 and non-cash impairments of $6,315 partially offset by a $2,465 gain on the sale of a closed facility.
(4)	In 2001, we sold Consumer Adhesives, closed Melamine and impaired the related assets and sold a common stock equity investment. Additionally, in 2001, our prepaid pension asset was reclassified to equity as a minimum pension adjustment. Operating results in 2001 include $126,408 of business realignment expense and impairments consisting of $98,163 in impairment charges, $23,285 in plant closure costs, $12,582 in severance and $2,885 related to the discontinued construction of a new plant. These charges were partially offset by a $10,507 gain on the sale of a closed facility. Our 2001 results also include a $27,000 impairment expense related to investments in and receivables from affiliates.
(5)	In 2000, we acquired a formaldehyde operation from BCP Operating Limited Partnership and East Central Wax, a wax emulsions producer. Our operating results in 2000 include business realignment expense of $38,100 consisting entirely of plant closure costs, and our operating results also include a $25,330 charge to exit certain long-term raw material contracts. These charges were partially offset by a $10,500 gain on the sale of certain rights to harvest shellfish. Our 2000 results also include a $67,969 charge to write-down investments in affiliates.

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

Apollo Transaction

On July 6, 2004, Apollo Management L.P., referred to herein as Apollo, announced that it had signed a definitive agreement to acquire BCI. Previously, on May 7, 2004, BCI filed a registration statement with the U.S. Securities and Exchange Commission, the SEC, for a proposed initial public offering, or IPO, of BCI’s common stock. This IPO was suspended and the registration statement withdrawn on August 31, 2004.

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

The acquisition of BHI, and the payment of transaction fees and expenses, was financed by the net proceeds of a $475 million second-priority senior secured private debt offering, which we refer to as the Second Priority Notes, issued by two newly formed, wholly owned subsidiaries of BCI, and with certain equity contributions to BHI Acquisition from Apollo and management. With a portion of the proceeds, we redeemed our 9.25% debentures on August 12, 2004 for total cash of $49,249. Included in the total cash paid was $47,295 for the principal of the debentures, $1,069 of accrued interest and an early redemption premium of $885.

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

Overview

We are a leading global integrated producer of thermoset-based resins and adhesives for the global forest products and industrial markets. In addition, we are the world’s largest producer by volume of formaldehyde, an important and versatile building block chemical used in a variety of applications. We are the largest North American producer by volume of thermoset-based resins used in the production of engineered wood products, including structural wood panels, beams and non- structural panels, furniture, door and window assemblies and wallboards. We are also the largest North American producer by volume of resin-coated proppant systems, which are used in oilfield and natural gas production, and (through HAI) of foundry resins, which are used in the production of cores and molds for metal castings. We have a strong presence in the production of specialty resins used in the industrial, automotive and electronics markets.

Our business is managed as three operating segments: Forest Products, Performance Resins and International. Our results also include general corporate and administrative expenses disclosed as “Corporate and Other” and activities related to our melamine crystal business, which we refer to as Melamine, which was shut down in 2002 and is disclosed as “Divested Business.” These are also presented to provide a complete picture of our results.

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

Industry Conditions

As is true for many industries, our results are impacted by the effect on our customers of economic upturns or downturns, as well as the impact on our own costs to produce, sell and deliver our products. Our customers use most of our products in their production processes; therefore, factors impacting their industries could significantly affect our results.

In 2004, the continuing strong U.S. housing market positively impacted us. According to Resource Information Systems, Inc. (“RISI”), housing starts were up approximately 5% in 2004 compared to 2003, driving a 6% increase in structural panel consumption. Oriented strand board, or OSB, consumption was up 5% in 2004 compared to 2003, while plywood consumption was up 7%. The shift in our sales mix from plywood to OSB also benefited us, as OSB, on a per square foot basis, uses approximately twice the amount of our resins as plywood.

U.S. consumption of particleboard, a major end-use for our urea-formaldehyde, or UF, resins, was up 3% in 2004 due primarily to the strong housing and remodeling markets, as well as due to an increase in furniture production in 2004 of 5% compared to 2003, according to RISI. Medium density fiberboard, or MDF, the other major end-use for our UF resins, continued its strong growth in 2004 with an increase of 18% from 2003. Primarily the strong laminate flooring markets, used in both new homes and remodeling, drove this increase. Current forecasts for 2005 by RISI are predicting that particleboard and MDF consumption will increase at slower rates in 2005 than in 2004 due to the predicted slowdown in the record-setting new housing market.

Continued higher natural gas prices, while hurting us from a processing cost perspective, increased the demand for our oilfield proppants used in the gas drilling industry. The number of North American gas drilling rigs in active production at the end of 2004 were 11% higher than at the end of 2003, helping to drive a 25% increase in sales in our oilfield products. We believe continued elevated natural gas prices and the need to replenish depleted reserves should continue to drive strong demand for these products in 2005.

Raw Material Costs

Raw material costs make up approximately 80% of our product costs. The primary raw materials that we use are methanol, phenol and urea. During the past four years, the price of these materials has been volatile. In 2004, for example, the average prices of methanol, phenol and urea increased by 7%, 48% and 19% respectively. To help mitigate this volatility, we have purchase and sale contracts with many of our vendors and customers with periodic price adjustment mechanisms. Due to differences in timing of the pricing mechanism trigger points between our sales and purchase contracts there is often a “lead-lag” impact during which margins are negatively impacted for the short term in periods of rising raw material prices and positively impacted in periods of falling raw material prices. In addition, the pass through of raw material price changes can result in significant variances in sales comparisons from year to year. In 2004, we had a favorable impact as raw material price increases throughout 2003 and 2004 were passed through to customers, having a significant impact on 2004 sales versus 2003.

Regulatory Environment

Various government agencies are conducting formaldehyde health research and evaluating the need for additional regulations. Although formaldehyde has been heavily regulated for several years, further regulation of formaldehyde could follow over time. In 2004, the International Agency for Research on Cancer (“IARC”) reclassified formaldehyde as “carcinogenic to humans,” a higher classification than previous IARC evaluations based principally on a study linking formaldehyde exposure to nasopharyngeal cancer, a rare form of cancer in humans. IARC also concluded that there was strong but not sufficient evidence for a finding of a causal association between leukemia and occupational exposure to formaldehyde, although IARC could not identify a mechanism for leukemia induction. We believe that our production facilities will be able to comply with any likely regulatory impact without any material impact on the business.

We support appropriate scientific research and risk-based policy decision-making, and we are working with industry groups, including the Formaldehyde Council, Inc., to ensure that governmental assessments and regulations are based on sound scientific information. We believe that we have credible stewardship programs and processes in place to provide compliant and cost-effective resin systems to our customers.

In addition, in October 2003, the European Union published the Registration, Evaluation and Authorisation of Chemicals proposal (“REACH”), which would require manufacturers, importers and consumers of certain chemicals to register such chemicals and evaluate their potential impacts on human health and the environment. Based on the results of the evaluation, a newly created regulatory body would then determine if the chemical should be further tested, regulated, restricted or banned from use. If REACH is enacted in its current form, it is possible that significant market restrictions could be imposed on the current and future uses of chemicals sold by us in the European Union.

Competitive Environment

The chemical industry has been historically competitive, and we expect this competitive environment to continue in the foreseeable future. We compete with companies of varying size, financial strength and availability of resources. Price, customer service and product performance are the primary areas in which we compete.

Other Factors Impacting Our Results

Other pressures on our profit margins include rising utility costs and increasing benefit, general insurance and legal costs. We are taking a number of steps to control these costs. In addition, we are continuing to analyze our business structure, consolidating plants and functions where we can realize significant cost savings and productivity gains. These consolidations have resulted in asset impairment charges and severance costs, which are more specifically discussed in the following sections and in Note 4 to Consolidated Financial Statements. Future consolidations or productivity initiatives may include additional asset impairment charges and severance costs.

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

Overview of Results

Our consolidated net sales were $1,686,021 in 2004 versus $1,434,813 in 2003, an increase of $251,208, or 17.5%. The pass through of raw material price increases and favorable product mix in Forest Products and Performance Resins contributed to the increase. Nets sales also benefited from volume increases in Forest Products, Performance Resins, Latin America and Europe. Favorable currency translation, in all foreign countries that we operate in, also contributed to the increase. Fentak, a 2003 acquisition, contributed $7,717 of incremental sales in 2004.

We reported a net loss of $179,668 for 2004 versus net income of $22,976 for 2003. The primary driver of the loss for 2004 was income tax expense of $146,337, which primarily consisted of a noncash charge of approximately $87,000 to increase valuation reserves related to certain deferred tax assets, as well as an additional provision of approximately $63,000 for taxes associated with the unrepatriated earnings of our foreign subsidiaries. These charges were made primarily in response to changes in circumstances in connection with the Apollo Transaction. Also contributing to the net loss were Transaction related costs of $55,586, of which $14,264 of compensation costs is included in Transaction related compensation costs, and higher interest expense of $18,045 in 2004 primarily related to the Second Priority Notes (see Liquidity and Capital Resources) issued in connection with the Apollo Transaction. Legal accruals related to legacy legal proceedings of approximately $10,300 also contributed to the net loss in 2004. Partially offsetting these increased expenses were our ability to recover the higher costs of key raw materials, improved volumes in our higher margin products, cost savings related to the 2003 realignment program and amendments to the other post-employment benefits (“OPEB”) medical plan in 2003 and 2004.

Our consolidated net sales increased $186,928, or 15.0%, in 2003 versus 2002. This increase was primarily a result of the pass through of raw material cost increases. In addition, sales benefited from favorable currency translation in Canada, Latin America and Australia and increased demand for oilfield products and formaldehyde. Slightly offsetting these increases were declines in Forest Products’ resins volumes in products servicing the furniture markets due to continued production declines in the North American furniture market and customer inventory reductions.

We reported net income of $22,976 for fiscal year 2003 versus a net loss of $36,583 for fiscal year 2002. Of the $59,559 improvement, income from operations increased $32,834 reflecting decreased general and administrative, business realignment, impairment and management fee expenses. In addition, in 2002, we recognized a $29,825 charge taken for goodwill impairments upon the adoption of new accounting rules, which is reflected in the Cumulative effect of change in accounting principle in our 2002 Consolidated Statement of Operations.

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

Environmental remediation and restoration liabilities

Accruals for environmental matters are recorded when we believe it is probable that a liability has been incurred and we can reasonably estimate the amount of the liability. Our accruals are established following the guidelines of Statement of Position 96-1, “Environmental Remediation Liabilities.” We have accrued approximately $38,200 and $38,600 at December 31, 2004 and 2003, respectively, for all probable environmental remediation and restoration liabilities, which is our best estimate of these liabilities. Based on currently available information and analysis, we believe that it is reasonably possible that the costs associated with such liabilities may fall within a range of $25,000 to $77,000. This estimate of the range of reasonably possible costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of this range, we used assumptions that are less favorable to the Company among the range of reasonably possible outcomes, but we did not assume we would bear full responsibility for all sites, to the exclusion of other potentially responsible parties (“PRPs”).

Factors influencing the possible range of costs for environmental remediation include:

•	The success of the selected method of remediation / closure procedures

•	The development of new technology and improved procedures

•	The possibility of discovering additional contamination during monitoring / remediation process

•	The financial viability of other PRPs, if any, and their potential contributions

•	The time period required to complete the work, including variations in anticipated monitoring periods

•	For projects in their early stages, the outcome of negotiations with governing regulatory agencies regarding plans for remediation

Income tax assets and liabilities

Deferred income taxes represent the tax effect of temporary differences between amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In 2004, primarily in response to changes in circumstances in connection with the Apollo Transaction, we recorded a charge of approximately $87,000 to increase the valuation reserves related to our net domestic deferred tax asset and an additional provision of approximately $63,000 for taxes associated with the unrepatriated earnings of our foreign subsidiaries. We believe our reserves established for probable tax liabilities are appropriate at December 31, 2004. See Note 17 to the Consolidated Financial Statements for additional information.

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

Pension assets and liabilities

The amounts recognized in our financial statements related to pension benefit obligations are determined from actuarial valuations. Inherent in these valuations are certain assumptions including:

•	Rate to use for discounting the liability (average weighted rates (“AWR”) were 5.5% for 2004 and 5.8% for 2003)

•	Expected long-term rate of return on pension plan assets (AWR were 8.2% for 2004 and 2003)

•	Rate of salary increases (AWR were 4.0% for 2004 and 4.2% for 2003)

•	Mortality rate table (used 1983 GAM Table)

The most significant of these estimates is the expected long-term rate of return on pension plan assets. The actual return of our domestic pension plan assets in 2004 was approximately 11%. Future returns on plan assets are subject to the strength of the financial markets, which we cannot predict with any accuracy.

These assumptions are updated annually. Actual results that differ from our assumptions are accumulated and amortized over future periods; therefore, these variances affect our expenses and obligations recorded in future periods. Future pension expense and required contributions will also depend on future investment performance, changes in future discount rates and various other factors related to the population of participants in our pension plans.

Results of Operations by Segment:

Following is a comparison of Net sales and Segment EBITDA. Segment EBITDA is determined by taking net income before depreciation and amortization, interest expense, other non-operating expenses or income, income taxes and other adjustments (which include costs included in operating income associated with the Apollo Transaction, business realignment activities, certain costs primarily related to legacy businesses, dispositions and pension settlement charges, if any). Segment EBITDA is presented by segment and for Corporate and Other and Divested Business for the years ended December 31, 2004, 2003 and 2002. Segment EBITDA is the measure used by our management team in the evaluation of our operating results and in determining allocations of capital resources among the business segments. This is also the profitability measure we use to set management and executive incentive compensation.

Net Sales to Unaffiliated Customers:

	2004	2003	2002
Forest Products	$896,089	$755,767	$634,619
Performance Resins	426,546	364,347	340,791
International	363,386	314,693	264,541
Divested Business	—	6	7,934

	$1,686,021	$1,434,813	$1,247,885

Segment EBITDA:

	2004	2003	2002
Forest Products	$111,359	$92,548	$92,918
Performance Resins	49,505	46,661	45,127
International	31,083	32,250	28,630
Corporate and Other	(37,496)	(43,713)	(44,949)

	$154,451	$127,746	$121,726

Reconciliation of Segment EBITDA to Net (Loss) Income:

	2004	2003	2002
Segment EBITDA:
Forest Products	$111,359	$92,548	$92,918
Performance Resins	49,505	46,661	45,127
International	31,083	32,250	28,630
Corporate and Other	(37,496)	(43,713)	(44,949)

Reconciliation:
Depreciation and amortization	(49,724)	(47,319)	(47,947)
Adjustments to Segment EBITDA (see pages 22-23)	(31,150)	(13,885)	(40,071)
Interest expense	(64,183)	(46,138)	(47,315)
Affiliated interest expense	(138)	(558)	(1,402)
Transaction related costs	(41,322)	—	—
Other non-operating (expense) income	(1,265)	(1,529)	5,989
Income tax (expense) benefit	(146,337)	4,659	2,262
Cumulative effect of change in accounting principle	—	—	(29,825)

Net (loss) income	$(179,668)	$22,976	$(36,583)

2004 vs. 2003

Net Sales Variance	2004 as a percentage increase (decrease) from 2003
	Volume	Price/Mix	Translation	Other	Total
Forest Products	5.8%	10.2%	2.6%	—	18.6%
Performance Resins	10.0%	6.4%	0.1%	0.6%	17.1%
International	5.3%	(0.4)%	8.8%	1.8%	15.5%

Forest Products

Forest Products’ net sales of $896,089 in 2004 were an increase of $140,322, or 18.6%, compared to 2003. Favorable pricing and mix and improved volumes primarily drove the increase in sales. Strong pricing for our phenolic-based, or PF, resins and UF resins was primarily due to the pass through of raw material price increases. We also experienced favorable product mix in our formaldehyde and performance adhesives products. The improved volumes, across all of our products, were due to increased end-use consumption resulting from the continued strong housing market and increased demand for flooring on the resin side and higher demand in the general chemical sector for formaldehyde. Sales also benefited from favorable currency translation as the Canadian dollar strengthened versus the U.S. dollar.

Segment EBITDA for Forest Products increased $18,811, or 20.3%, in 2004 versus the prior year. The increase was primarily due to higher volumes and favorable currency translation. Our margins improved despite unprecedented prices for methanol and phenol. The improvement is due to the positive impact of the 2003 realignment program, purchasing productivity and other productivity initiatives, which more than offset the unfavorable lag in passing along raw material price increases.

Performance Resins

Performance Resins’ net sales in 2004 of $426,546 were an increase of $62,199 or 17.1%, over 2003. Improved volumes and increased selling prices were the main drivers of the increase. Improved volumes for our oilfield products and foundry, non-woven and industrial resins were partially offset by volume declines for our UV coatings products. Volumes for oilfield products increased due to increased drilling activity in East and South Texas, Canada and Russia. Improved volumes in foundry resins were due to continued general recovery in the non-automotive casting segments. Non-woven resins volumes increased due to strong demand in the glass mat market, and industrial resins’ volumes increased due to strong demand from customers in the friction and felt bonding markets. The decline in UV coatings products volumes was due to continued depressed demand for fiber optic cable. Selling price increases for our foundry resins, oilfield products, industrial resins and electronics also contributed to the sales increase and were slightly offset by selling price declines for our laminates and melamine derivative, or LMD, products.

Segment EBITDA for Performance Resins increased $2,844, or 6.1%, in 2004 versus last year, driven by volume increases in oilfield, foundry, electronics and industrial resins and margin improvements in our oilfield products. These positive factors were partially offset by margin declines in our UV coatings, foundry resins and industrial resins. Also offsetting the positive factors were volume declines in LMD products, increased processing costs for oilfield products and increased selling, general and administrative related to increased investments in new product development and geographic expansion.

International

International net sales of $363,386 increased $48,693, or 15.5%, in 2004 versus last year. Improved volumes in Latin America and Europe were partially offset by price pressures and adverse mix, primarily in Europe. Volume improvements in Latin America were due to increased demand driven by increased exports of wood products. European volume increases were driven by increased demand for formaldehyde and performance resins. The 2003 Fentak acquisition contributed sales of $5,746 to the International segment in 2004. In addition, sales benefited from favorable currency translation across all three international regions.

Segment EBITDA for International decreased $1,167, or 3.6%, in 2004 versus the prior year. Improved volumes in Europe and Latin America, favorable currency translation across all three areas and improved processing costs in Europe were more than offset by the impact of costs associated with a mechanical failure at a Brazilian formaldehyde plant and margin reductions due to pricing pressures. We believe the majority of the impact of the mechanical failure is covered by insurance.

Corporate and Other

Our Corporate and Other expenses decreased $6,217 in 2004 compared to 2003. Net costs related to specific legal and environmental cases were approximately $2,100 lower in 2004, while general insurance costs declined about $2,200 due to 2003 reserve increases for specific cases and revised estimates. In addition, benefit-related costs decreased approximately $2,000. The amendment we made to our OPEB medical benefit plan in 2003 reduced expenses by approximately an additional $2,800 in 2004 compared to 2003. Additionally, our rent costs declined approximately $1,100 in 2004. Offsetting these improvements were the absence of gains reported in 2003 of $2,826 related to a Brazilian foreign exchange claim and $2,355 related to the sale of our airplane.

2003 vs. 2002

Net Sales Variance	2003 as a percentage increase (decrease) from 2002
	Volume	Price/Mix	Translation	Other	Total
Forest Products	(1.0)%	16.3%	3.6%	0.2%	19.1%
Performance Resins	3.2%	3.6%	—	0.1%	6.9%
International	(0.9)%	14.2%	5.4%	0.3%	19.0%

Forest Products

Our Forest Products’ net sales increased $121,148, or 19.1%, in 2003 compared to 2002. Higher selling prices resulting from the pass through of raw material price increases was the primary reason for the increase. Favorable currency translation also contributed to the sales improvement as the Canadian dollar strengthened versus the U. S. dollar throughout 2003. These improvements were partially offset by a slight decline in volumes. Softer market conditions in the North American furniture sector during the year led to a decrease in demand for MDF and particleboard which are made with our UF resins. Volume for UF resins was also impacted by increased competitive pressures. This decline in UF resin volumes was largely offset by improved formaldehyde volumes due to demand from the general chemical sector and increased volumes in the PF resins driven by the strong housing market and demand for plywood and OSB, which are made with PF resins.

Segment EBITDA for Forest Products decreased $370, or 0.4%, in 2003 compared to 2002, primarily due to increased processing and freight costs and the volume decline. Our processing costs increased because of higher energy and insurance costs in 2003. The mix of our formaldehyde product sales changed during 2003, resulting in increased freight costs. Freight costs per pound vary depending on whether product is shipped via pipeline, rail or tanker. These negative factors were largely offset by margin improvements, driven primarily by resins product formulation initiatives and purchasing productivity.

Performance Resins

Our Performance Resins’ net sales increased $23,556, or 6.9%, in 2003 compared to 2002, primarily due to overall higher selling prices and increased volumes. Higher selling prices, primarily in specialty resins and oilfield products, were a result of the pass through of raw material price increases and an improved mix of oilfield products. Improvements in volumes, primarily for oilfield products, also contributed to the increase in sales. The improvement in our oilfield products’ volumes resulted from increased demand due to an expansion in natural gas exploration and drilling activity in 2003. Volume declines in our foundry and specialty resins products reflected continuing weak market conditions in the automotive, felt bonding, laminated flooring and furniture markets, as well as competitive pressures.

Segment EBITDA for Performance Resins increased $1,534, or 3.4%, in 2003 compared to 2002. This improvement is primarily due to improved volumes and reduced selling, general and administrative expenses. Improved oilfield volumes, although partially offset by volume declines in foundry and specialty resins, positively impacted Segment EBITDA. Reduced general and administrative expenses were a result of workforce reductions, open positions and a reduction in bad debt expense in 2003 versus 2002, when we experienced several customer bankruptcies. These improvements were partially offset by higher distribution and processing costs. Distribution costs increased because of fuel surcharges and higher freight costs due to shipping oilfield products over a wider geographic area. Higher processing costs were a result of increased energy, equipment repair and insurance costs and higher costs associated with the production of oilfield products.

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

International Segment EBITDA increased $3,620, or 12.6%, in 2003 compared to 2002. This improvement was essentially related to a $2,345 gain from the favorable settlement of a Brazilian foreign exchange claim and a $1,100 reserve reduction due to a revised estimate of a potential liability related to an excess duty imposed on the importation of inventory in Brazil. Also contributing to the improvement were productivity improvements in Europe and favorable currency translation in Asia Pacific and Latin America. These improvements were substantially offset by unfavorable product mix and reduced volumes in Latin America and Europe and increased processing costs in Latin America and Asia Pacific due to increased energy and equipment repair costs.

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

Adjustments To Segment EBITDA

We rely primarily on Segment EBITDA in the evaluation of operating results and the allocation of capital resources. The following tables detail items not included in Segment EBITDA for purposes of this evaluation of our operating segments. We monitor these activities separately from our operating results. These (expense) income items primarily relate to costs incurred associated with the Apollo Transaction (see Note 1 to the Consolidated Financial Statements) and to our realignment programs.

Year Ended December 31, 2004	Plant Closure	Severance	Impairment	Other	Total
Forest Products	$139	$(334)	$(75)	$(803)	$(1,073)
Performance Resins	(251)	(80)	(1,552)	1,007	(876)
International	(3,369)	(119)	(397)	(25)	(3,910)
Corporate and Other	13	156	—	(25,460)	(25,291)

Total	$(3,468)	$(377)	$(2,024)	$(25,281)	$(31,150)

As part of our ongoing realignment program designed to improve productivity and reduce our costs, we recorded plant closure costs totaling $3,468 in 2004. These costs include environmental remediation costs of $1,399 and $812 for sites previously closed in Brazil and Europe, respectively, additional costs of $1,296 for the conversion of our French manufacturing facility into a distribution center, offset by other income of $39 related to adjustments of reserves at various other sites.

Our severance costs of $377 relate to the 2003 realignment program.

The asset impairment of $2,024 relates to production assets that were written-down due to changes in our manufacturing footprint.

Other expenses of $25,281 not included in Segment EBITDA in 2004 related primarily to compensation costs of $14,264 incurred in connection with the Apollo Transaction and legal accruals of approximately $10,300 related primarily to legacy-related legal proceedings. These costs are included in Transaction related compensation costs and General & administrative expense, respectively.

Year Ended December 31, 2003	Plant Closure	Severance	Impairment	Other	Total
Forest Products	$(932)	$(1,125)	$—	$(90)	$(2,147)
Performance Resins	94	(397)	(1,000)	—	(1,303)
International	(7,720)	(643)	(2,183)	11,692	1,146
Corporate and Other	(146)	(4,672)	—	(8,732)	(13,550)
Divested Business	1,716	—	—	253	1,969

Total	$(6,988)	$(6,837)	$(3,183)	$3,123	$(13,885)

We recorded 2003 plant closure costs of $6,988 consisting of plant employee severance of approximately $3,900, asset write-downs related to the closure and consolidation of plants of approximately $3,200, environmental remediation costs relating to plant closures in Brazil of approximately $800 and other costs of approximately $700. These costs were partially offset by a net reduction of reserves of approximately $1,600 no longer required for Melamine due to its sale in the second quarter of 2003.

We also recorded severance costs of $6,837 in 2003 related principally to administrative workforce reduction programs, primarily for the 2003 realignment program.

The impairment charges we recorded in 2003 relate to a reduction in our estimate of net realizable value for a facility held for sale, the impairment of goodwill related to our Malaysian operations resulting from our year-end analysis of goodwill and the recognition of fixed asset impairments at several international manufacturing facilities.

Other income not reflected in 2003 Segment EBITDA primarily represent gains of $12,260 on the sale of a former plant site in the U.K. and on the sale of Melamine, both of which were closed as part of our realignment programs. These gains were partially offset by a $5,929 charge related to legal settlements reached with BCPM Liquidating LLC and BCP Liquidating LLC in connection with the settlement of claims related to the bankruptcies of a former subsidiary and its investee and severance expense included in General & administrative expense relating to positions to be replaced as part of the June 2003 realignment program.

Year Ended December 31, 2002	Plant Closure	Severance	Impairment	Other	Total
Forest Products	$(1,107)	$(250)	$—	$—	$(1,357)
Performance Resins	(1,950)	(102)	(1,040)	—	(3,092)
International	(2,844)	(795)	(5,275)	2,465	(6,449)
Corporate and Other	—	(2,118)	—	(19,850)	(21,968)
Divested Business	(6,683)	—	—	(522)	(7,205)

Total	$(12,584)	$(3,265)	$(6,315)	$(17,907)	$(40,071)

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

Other expenses not reflected in 2002 Segment EBITDA primarily represent a pension settlement charge of $13,600 triggered by lump sum settlements paid to participants. In addition, we recorded additional management fees of $5,500 related to the wind-down of Capital. These expenses were partially offset by a $2,465 gain recognized on the sale of land associated with a closed plant in Spain.

Non-Operating Expenses and Income Tax Expense:

Non-operating expense

	2004	2003	2002
Interest expense	$64,183	$46,138	$47,315
Affiliated interest expense, net	138	558	1,402
Transaction related costs	41,322	—	—
Other non-operating expense (income)	1,265	1,529	(5,989)

	$106,908	$48,225	$42,728

Our total non-operating expenses increased $58,683 in 2004 as compared to 2003. Non-affiliated interest expense increased $18,045 over 2003 due to higher average debt balances resulting from our issuance of the Second Priority Notes in August of 2004 as part of the Apollo Transaction (see Liquidity and Capital Resources). Interest expense in 2004 also reflects the write-off of approximately $1,100 of deferred costs relating to our credit facility, which was amended and restated effective with the Apollo Transaction, and the write-off of deferred costs of approximately $570 relating to the 9.25% debentures that we redeemed, also in conjunction with the Apollo Transaction. We incurred non-operating expenses totaling $41,322 for Transaction related costs during 2004. Included in Other non-operating expense was a loss on the settlement of an interest rate swap of $610, a charge of $885 incurred due to the early redemption of our 9.25% debentures and a charge of $568 incurred due to the early termination of our credit facility. These charges were offset by a $2,076 gain on the mark to market of a deal contingent forward held by us (see Risk Management).

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

In 2002, we recognized a gain of $2,741 on the repurchase of debt in the open market and recorded a gain on an interest rate swap of $1,722.

Income tax expense (benefit)

	2004	2003	2002
Income tax expense (benefit)	$146,337	$(4,659)	$(2,262)
Effective tax rate	N/M	N/M	25%

Our 2004 consolidated tax rate reflects a valuation allowance in the amount of $86,541 recorded against our deferred tax assets as our management determined that it is more likely than not that these deferred tax assets will not be fully utilized in the future. The increase in our valuation allowance from prior year is due primarily to a change in circumstances in connection with the Apollo Transaction. In 2004, we also made a determination that the unrepatriated earnings from our foreign subsidiaries were no longer permanently reinvested. As such, our 2004 consolidated tax rate reflects an additional provision of $62,514 for taxes associated with the unrepatriated earnings of our foreign subsidiaries. In addition, the 2004 consolidated tax rate reflects income tax expense of $14,018, which primarily pertains to Apollo Transaction costs, which are not deductible for income tax purposes. These amounts are partially offset by a net tax benefit of $10,948 relating to certain state and Internal Revenue Service (“IRS”) settlements, as well as changes in prior estimates.

Our 2003 consolidated rate reflects a benefit of $19,936 from the sale of the stock of Melamine in 2003. The tax basis of the stock exceeded the tax basis of the assets and we could not recognize this additional basis until the stock sale was completed in 2003. This benefit is a capital loss carryforward that can only be used against capital gains; therefore, we established a valuation reserve for the full amount of this benefit. Other 2003 activities reflected in the 2003 consolidated rate include a reduction of a valuation reserve in the amount of $14,534 related to tax assets we believe we are more likely than not to realize. Our 2003 tax rate also reflects the elimination of $1,624 of deferred tax liabilities associated with the BCP Management, Inc. (“BCPM”) bankruptcy. In addition, we reduced reserves for prior years’ Canadian and U.S. tax audits by $3,997 as a result of preliminary settlements of certain matters in the fourth quarter of 2003. The effective rate also reflects additional income tax expense of $9,324 on foreign dividend income and on deemed dividend income related to loans and guarantees from foreign subsidiaries.

Our 2002 consolidated tax rate reflects a valuation allowance recorded against the deferred benefit of interest expense deductions in the amount of $16,672 that are no longer more likely than not to be used due to limitations imposed by the IRS. During 2002, we reached preliminary settlement with the IRS regarding tax years 1998 and 1999. The outcome of this settlement was favorable to us, and as a result, we were able to reduce our accruals related to these years by $20,000.

Tax Legislation

In 2004, the American Jobs Creation Act of 2004 was signed into law. This Act effectively phases out benefits from the utilization of foreign sales corporations, reduces the number of foreign tax credit limitation categories, creates a temporary incentive for U.S. companies to repatriate foreign earnings at a significantly reduced effective U.S. tax rate and domestically provides a number of revenue enhancing and reducing provisions in the taxation of corporations. Our management does not anticipate a material impact from this legislation for the 2004 tax year.

Cash Flows:

	2004	2003	2002
Cash provided by (used in):
Operating activities	$24,565	$31,940	$11,296
Investing activities	(26,007)	(42,314)	81,464
Financing activities	92,165	21,710	(101,716)
Effect of exchange rates on cash flow	3,226	2,086	(936)

Net change in cash and cash equivalents	$93,949	$13,422	$(9,892)

Operating Activities

Our 2004 operating activities provided cash of $24,565. This includes cash generated by operations of $17,282 and by net trading capital, consisting of accounts receivable, inventory and accounts and drafts payable, of $41,910. Our positive cash flow in net trading capital resulted from improvement in the timing of payments of our accounts payable. These positive cash flows were partially offset by cash outflows related to income taxes of approximately $15,100, payments related primarily to legacy-related legal and environmental matters of approximately $13,400, realignment expenditures of $11,400 and payments for legal settlements with BCPM Liquidating LLC and BCP Liquidating LLC of $7,050.

Our 2003 operating activities provided cash of $31,940. This includes cash generated by operations of $82,781 and by net trading capital of $10,006. Our positive cash flow in net trading capital resulted from our continued focus on working capital management during 2003. We focused on reducing days outstanding for accounts receivable, increasing inventory turns and improving the timing of payments of our accounts payable. These positive cash flows were partially offset by tax payments of $19,368 due primarily to international taxes and realignment expenditures of $11,801.

Our 2002 operating activities provided cash of $11,296 in 2002. Cash generated from earnings of approximately $77,000 was substantially offset by interest payments of $46,928, net trading capital outflows of $18,347 and taxes paid of $978.

Investing Activities

Our 2004 net investing activities used cash of $26,007. We used cash of $39,757 for capital expenditures primarily for plant expansions and other improvements. We received cash of $12,061 related to the sale of assets, primarily from the collection of a note receivable for the 2003 sale of land associated with a closed plant in the U.K. and the 2004 sales of previously closed plants. Proceeds from the sale of venture interest of $2,124 were from the sale of 5% of our interest in HA-International LLC, which we call HAI, to Delta-HA (see Note 3 to the Consolidated Financial Statements).

Our 2003 net investing activities used cash of $42,314. We spent $41,820 for capital expenditures, primarily for plant expansions and improvements. We also spent $14,691 making two acquisitions in 2003: Fentak and the business and technology assets of SEACO. We realized proceeds of $14,197 from the sale of land associated with a closed plant in the U.K. and other miscellaneous assets.

Our 2002 cash inflow for investing activities of $81,464 primarily related to the sale of a note receivable from Consumer Adhesives of $110,000 to BHI and to other assets sales to unrelated parties for $10,237. Our 2002 capital expenditures totaled $38,773 and related primarily to plant expansions and improvements.

Financing Activities

Our financing activities in 2004 provided cash of $92,165. Net cash generated by financing activities was primarily due to the issuance of debt related to the Apollo Transaction. Approximately $296,000 was used to redeem common shares of the Company from BHI and BCI management. In addition, we paid fees totaling $22,965 related to the debt issuance and credit facility amendment.

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

Liquidity and Capital Resources:

Our primary source of liquidity is cash flow generated from operations. We also have availability under our asset-based revolving line of credit in our senior secured credit facility (see below), subject to certain conditions. Our primary liquidity requirements are for debt service, working capital requirements, contractual obligations and capital expenditures.

We are a highly leveraged company. Our liquidity requirements are significant, primarily due to our debt service requirements. At December 31, 2004, we had $967,404 principal amount of outstanding indebtedness, of which $150,000 constituted floating rate notes and $817,404 constituted fixed rate indebtedness. We had no amounts borrowed under our senior secured credit facility at December 31, 2004. In 2004 and 2003, our annual debt service payment obligations were approximately $58,300 and $48,200, respectively.

In conjunction with the Apollo Transaction, we formed two wholly owned finance subsidiaries that borrowed a total of $475 million through a private debt offering. Of the debt, $325 million is second-priority senior secured notes due 2014, referred to herein as the Fixed Rate Notes, which bear an interest rate of 9%. The remaining $150 million of debt is second-priority senior secured floating rate notes due 2010, which we call the Floating Rate Notes. In February 2005, we filed a registration statement with the SEC to consummate an exchange offer on the Fixed Rate and Floating Rate Notes.

Interest on the Floating Rate Notes is paid each January 15, April 15, July 15 and October 15. Interest on the Floating Rate Notes accrues at an annual rate, reset quarterly, equal to LIBOR plus 475 basis points. At December 31, 2004, the interest rate on the Floating Rate Notes was 6.82%. The Floating Rate Notes mature July 15, 2010. The Floating Rate Notes may be redeemed at any time on or after July 15, 2006. In addition, up to 35% of the aggregate principal amount of the Floating Rate Notes may be redeemed prior to July 15, 2006 with cash proceeds from certain equity offerings. Prior to July 15, 2009, the Floating Rate Notes may be redeemed at a price equal to 100% of the principal amount plus accrued interest plus the “make- whole” premium as defined in the indenture for the notes. The Floating Rate Notes may also be redeemed upon certain changes in tax laws or upon a change in control. The specific pricing and terms of redemption are described in the indenture for the notes. There is no sinking fund for the Floating Rate Notes.

Interest on the Fixed Rate Notes will be paid each January 15 and July 15. The Fixed Rate Notes mature July 15, 2014. These notes may be redeemed at any time on or after July 15, 2009. In addition, up to 35% of the aggregate principal amount of the Fixed Rate Notes may be redeemed prior to July 15, 2007 with cash proceeds from certain equity offerings. Prior to July 15, 2009, the Fixed Rate Notes may be redeemed at a price equal to 100% of the principal amount plus accrued interest plus the “make-whole” premium as defined in the indenture for the notes. The Fixed Rate Notes may also be redeemed upon certain changes in tax laws or upon a change in control. The specific pricing and terms of redemption are described in the indenture for the notes. There is no sinking fund for the Fixed Rate Notes.

We entered into a three-year asset based revolving credit facility in the third quarter of 2002, which we refer to herein as our Credit Facility, under which we can borrow in aggregate up to $175,000. We amended this Credit Facility, which we refer to as our Amended Credit Facility, on August 12, 2004 as part of the Apollo Transaction. The Amended Credit Facility provides for loans and letters of credit in a total principal amount of up to $175,000 and will mature in five years. The Amended Credit Facility includes a $57,000 revolving credit subfacility for our Canadian subsidiary, a $30,000 revolving credit subfacility for our U.K. subsidiary and a letter of credit subfacility of at least $100,000.

Our Amended Credit Facility is secured with inventory and accounts receivable in the U.S., Canada and the U.K., a portion of property and equipment in Canada and the U.K. and the stock of certain subsidiaries. At December 31, 2004, the net book value of the collateral securing the Amended Credit Facility, excluding the stock of subsidiaries, was approximately $266,000. The maximum borrowing allowable under our Amended Credit Facility is calculated monthly (quarterly, if availability is greater than $100,000) and is based upon specific percentages of eligible accounts receivable, inventory, fixed assets and cash. This Amended Credit Facility contains restrictions on dividends, capital expenditures ($37,500 from August 12, 2004 to December 31, 2004; $75,000 in 2005) and payment of management fees ($3,000 per year or 2% of EBITDA, as defined in the agreement). It also includes a minimum trailing twelve-month fixed charge coverage ratio of 1.1 to 1.0, if aggregate availability is less than $50,000. The trailing twelve-month fixed charge coverage ratio requirement does not apply when aggregate availability exceeds $50,000. At December 31, 2004, our maximum borrowing allowable under the Amended Credit Facility was approximately $174,700 of which about $127,800, after outstanding LOCs and other draws, was unused and available. As a result, we have no fixed charge coverage ratio requirements at year-end 2004.

The $34,000 Ascension Parish Industrial Revenue Bonds, or IRBs, are related to the acquisition, construction and installation of air and water pollution control facilities that are no longer owned by the Company. The tax-exempt status of the IRBs is based upon there being no change in the use of the facilities, as defined by the Internal Revenue Code. The Company continues to monitor the use of the facilities by the current owner. If a change in use were to occur, the Company could be required to take remedial action, including redeeming all of the bonds.

We redeemed our 9.25% debentures on August 12, 2004, with interest paid through September 12, 2004. The total cash outflow associated with the redemption was $49,249. Included in the total cash paid was $47,295 for the principal of the debentures, $1,069 of accrued interest and an early redemption premium of $885.

We also had a borrowing arrangement with BWHLLC, a former affiliate, evidenced by a demand promissory note bearing interest at a variable rate, which terminated upon the completion of the Apollo Transaction. In 2003, we, along with HAI, had similar arrangements with Borden Foods Holdings Corporation, a former affiliate. The loans were reported as Loans payable to affiliates on the Consolidated Balance Sheets and totaled $18,260 at December 31, 2003. Of the total loans outstanding, HAI owed $6,000 at December 31, 2003. Net affiliated interest expense totaled $138, $558 and $1,402 for the years ended December 31, 2004, 2003 and 2002 respectively.

HAI replaced its loan agreement with Foods on January 28, 2004, when they entered into a three-year asset based revolving credit facility, which provides for a maximum borrowing of $15,000, as amended on October 29, 2004 (the “HAI Facility”). Maximum borrowing allowable under this facility is based upon specific percentages of eligible accounts receivable and inventory and is secured with the inventory, accounts receivable and property and equipment of HAI. At December 31, 2004, the net book value of the collateral securing the HAI Facility was approximately $33,600. The HAI Facility restricts HAI on the payment of dividends, affiliate transactions, additional debt, minimum availability ($2,000) and capital expenditures ($2,000 in 2005). In addition, HAI must maintain a minimum trailing twelve-month debt coverage ratio of 1.5 to 1.0 and a monthly debt to tangible capital ratio of less than 2.5 to 1.0. At December 31, 2004, maximum borrowing allowable under the HAI Facility was approximately $13,800, of which about $11,800 was unused and available, after the minimum availability requirement.

Our Australian subsidiary entered into a five-year secured credit facility in the fourth quarter of 2003 (the “Australian Facility”), which provides for a maximum borrowing of AUD$19,900, or approximately $15,500. The Australian Facility provided the funding for our Fentak acquisition (See Note 3 to the Consolidated Financial Statements for additional information on the acquisition), and it is secured by liens against substantially all of the assets of the Australian business including the stock of Australian subsidiaries. At December 31, 2004, the net book value of the collateral securing the Australian Facility was approximately $29,700. In addition, the stock of Australia is pledged as collateral for borrowings under the Australian Facility. This facility includes a fixed rate component used for the acquisition, as well as a revolver and LOC facility. This facility restricts the Australian subsidiaries on the payment of dividends, the sale of assets and additional borrowings by the Australian businesses outside of this facility. This facility also contains financial covenants applying to the Australian subsidiaries including current ratio, interest coverage, debt service coverage and leverage. The fixed portion of the Australian Facility requires minimum quarterly principal reductions totaling AUD$450 (approximately $350). The revolving facility component requires semi-annual principal reductions based on a portion of excess cash as defined in the agreement. At December 31, 2004, the maximum borrowing allowable under the Australian Facility was AUD$18,100 (approximately $14,100), of which about AUD$3,600 (approximately $2,800), after outstanding LOCs and other draws, was unused and available.

We have additional international credit facilities that provide availability to these businesses totaling approximately $26,100. Of this amount, approximately $12,200 (net of $3,935 of borrowings, $4,600 of LOCs and other guarantees and $5,400 of other draws) was available to fund working capital needs and capital expenditures. These credit facilities have various expiration dates ranging from 2006 through 2008. While these facilities are primarily unsecured, portions of the lines are secured by equipment. At December 31, 2004, the net book value of collateral securing a portion of these facilities was approximately $750. Our U.S. business guarantees up to $6,700 of the debt of one of our Brazilian subsidiaries, included in these facilities.

As discussed in Note 3 to the Consolidated Financial Statements, on October 6, 2004, we entered into an agreement to acquire Bakelite Aktiengesellschaft (“Bakelite”). We intend to finance this acquisition through a combination of new debt securities and cash. We believe we will continue to have adequate cash available from operations and our Amended Credit Facility subsequent to the completion of this acquisition despite the additional debt to be incurred.

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

Effective December 1, 2003, we entered into a $34,000 interest rate swap agreement structured for the Parish of Ascension IRBs. Under this agreement, we received a fixed rate of 10% and paid a variable rate equal to the 6-month LIBOR plus 630 basis points. At December 31, 2003, this equated to a rate of 7.6%. This swap agreement was terminated in the third quarter of 2004 for a fee of $610.

Previous buybacks of our senior unsecured notes allow us to fulfill our sinking fund requirements through 2013 for our 8.375% debentures. In the future, we, or our affiliates, including entities controlled by Apollo, may purchase our senior unsecured notes in the open market or by other means, depending on market conditions.

In June 2003, we announced a realignment plan from which we expect annualized savings of approximately $20,000 when the program is fully implemented in 2005. We are taking the following measures to achieve these goals: reducing our workforce, streamlining our processes in manufacturing as well as administration, consolidating manufacturing processes and targeting reductions of general and administrative expenses. We are combining jobs where practical. As a result of consolidating manufacturing processes, we closed our North Bay, Ontario plant as of the end of 2003 and shifted the manufacturing to another facility. We are executing a similar consolidation in Europe. Our facility in France has been converted into a distribution center, and the manufacturing transitioned to the U.K. To further decrease targeted general and administrative expenses, we have reduced contract work, consolidated and eliminated positions and streamlined the administration of medical benefits and other post-retirement benefits. We anticipate completing this program in 2005. We expect to incur additional costs in 2005 related to this program. (See Note 4 to the Consolidated Financial Statements for additional information on our realignment programs).

We plan to spend approximately $45,000 in 2005 for capital expenditures, including plans to continue increasing plant production capacity as necessary to meet demand. We plan to fund capital expenditures through operations and, if necessary, through available lines of credit.

The following table summarizes our contractual cash obligations at December 31, 2004 and the effect we expect these obligations to have on our future cash requirements. Our contractual cash obligations consist of legal commitments at December 31, 2004, requiring us to make fixed or determinable cash payments, regardless of the contractual requirements of the vendor to provide future goods or services. This table does not include information on our recurring purchases of materials for use in production, as our raw materials purchase contracts do not meet this definition because they do not require fixed or minimum quantities. Contracts with cancellation clauses are not included, unless such cancellation would result in major disruption to our business. For example, we have contracts for information technology support that are cancelable, but this support is essential to the operation of our business and administrative functions; therefore, amounts payable under these contracts are included.

	Payments Due By Year
Contractual Obligations	2005	2006	2007	2008	2009	2010 and beyond	Total
Long-term debt, including current maturities	$11,588	$1,991	$1,489	$3,754	$34,000	$914,582	$967,404
Operating leases	11,641	8,919	6,370	4,734	2,546	4,307	38,517
Unconditional purchase obligations (1)	11,074	4,667	2,686	300	—	—	18,727
Interest expense on fixed rate debt (2)	69,806	69,621	69,491	69,390	68,902	545,785	892,995

Total	$104,109	$85,198	$80,036	$78,178	$105,448	$1,464,674	$1,917,643

(1)	This table excludes payments relating to income tax, pension and OPEB benefits and environmental obligations due to the fact that, at this time, we cannot determine either the timing or the amounts of payments for all periods beyond 2004 for certain of these liabilities. See Notes 11, 12, 13 and 17 to the Consolidated Financial Statements and the following discussions on our environmental, pension, OPEB and income tax liabilities, respectively, for more information on these obligations. Our capital lease obligations are not material.
(2)	This table excludes interest expense for debt instruments with variable interest rates, which includes a portion of the notes. For the year ended December 31, 2004, this expense was approximately $3,930.

We have updated our projected pension plan contributions as reported in our Form 10-K dated December 31, 2003. Our current projections for future contributions range from approximately $7,300 in 2005 to approximately $28,600 in 2006, with a total funding requirement for the five years ended in 2009 of $74,900. The assumptions used by our actuaries in calculating these projections included an 8.0% annual return on assets for the years 2005 – 2009 and the continuation of current law and plan provisions.

Our projected future plan benefit payments for our postretirement plans range from approximately $1,500 in 2009 to approximately $3,200 in 2005, with total benefit payments for the five years ended in 2009 of approximately $9,700.

As disclosed in Note 17 to the Consolidated Financial Statements, we wrote-off our net deferred domestic income tax asset in 2004. We do not anticipate this will have a negative impact on our cash flow in future years. We estimate we will pay cash taxes totaling approximately $20,000 in 2005 for state, local and international liabilities.

We expect other environmental expenditures for 2005 – 2009 to total approximately $19,500, with approximately $29,700 paid over the next 25 years beginning in 2010.

Effective September 1, 2003, we amended our OPEB medical benefit plan to eliminate medical benefits for our retirees and their dependents who are over age 65. We have arranged with a major benefits provider to offer affected retirees and their dependents continued access to medical and prescription drug coverage, including coverage for pre-existing conditions. We subsidized a portion of the cost of coverage for affected retirees and their dependents through December 2004 to assist our retirees’ transition to alternative medical coverage and reserved the right to continue, terminate or reduce the subsidy provided to our affected retirees and their dependents for periods after December 2004. We elected to reduce the subsidy provided effective January 1, 2005 and eliminate the remaining subsidy effective January 1, 2006, except in certain cases where contractual obligations exist. As a result of these actions, our liability related to providing OPEB medical benefits was reduced by approximately $96,000. Our primary benefit from these amendments was a reduction of future annual cash outlays related to OPEB benefits by approximately $11,600 annually, as compared to the cash outlays we anticipated under the pre-amended retiree medical benefit plan.

We expect to have adequate liquidity to fund working capital requirements, contractual obligations and capital expenditures over the remainder of the five year term of our Amended Credit Facility with cash received from operations, amounts available under the Amended Credit Facility and amounts available under our subsidiaries’ separate credit facilities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Covenant Compliance

Adjusted EBITDA is used to determine compliance with the debt incurrence covenant contained in the indenture governing the Floating and Fixed Rate Notes. Because we are highly leveraged, our compliance with these covenants is important for the investors in the Company’s debt. Therefore, Adjusted EBITDA is a key metric for these investors.

Adjusted EBITDA is defined as Net income adjusted to exclude depreciation and amortization, interest expense, non-operating income and expenses, unusual items and certain pro forma adjustments permitted in calculating covenant compliance under the indentures governing the notes and our Amended Credit Facility. We believe that the inclusion of supplemental adjustments to net income applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors to demonstrate compliance with our financing covenants.

As of December 31, 2004, we were in compliance with all material covenants contained in our indenture governing the notes.

Reconciliation of Adjusted EBITDA to Net (Loss) Income

	2004	2003
Net (loss) income	$(179,668)	$22,976
Depreciation and amortization	49,724	47,319
Adjustments to Segment EBITDA (see pages 22-23)	31,150	13,885
Interest expense	64,183	46,138
Affiliated interest expense	138	558
Transaction related costs	41,322	—
Other non-operating expense	1,265	1,529
Income tax expense (benefit)	146,337	(4,659)

	154,451	127,746

Adjusted EBITDA (a) (c):
Management fees	2,608	3,350
Brazil reactor impact (b)	3,000	—
Full year impact of acquisitions	—	3,579
Cost savings	4,900	11,900
Benefit plan subsidy amendment	1,200	7,656
Purchasing power savings	6,500	6,500

	$172,659	$160,731

(a)	To arrive at Adjusted EBITDA, we are required to make adjustments to net income for management fees paid to our sponsors, unusual operating impacts and certain pro forma adjustments. These pro forma adjustments include the full year impact of completed acquisitions and approved amendments to our postretirement plan and cost and purchasing savings we expect to achieve.
(b)	Amount represents the estimated impact of the mechanical failure of a Brazilian reactor that occurred in the third quarter of 2004. The Company has filed an insurance claim to recover substantially all losses related to this item.
(c)	To incur additional debt under the Floating and Fixed Note indenture, a Fixed Charge Coverage Ratio of greater than 2 to 1 must be maintained. The Company’s ratio as of December 31, 2004 after giving effect to the potential acquisition and additional expected debt was 2.3 to 1.

Risk Management

We use various financial instruments, including some derivatives, to help us hedge our foreign currency exchange risk and interest rate risk. We also use raw material purchasing contracts and pricing contracts with customers to mitigate commodity price risks. These contracts generally do not contain minimum purchase requirements.

Foreign Exchange Risk

Our international operations accounted for approximately 38% of our sales in 2004 and 37% in 2003. As a result, we have exposure to foreign exchange risk on transactions potentially denominated in many foreign currencies. These transactions include foreign currency denominated imports and exports of raw materials and finished goods (both intercompany and third party) and loan repayments. In all cases, the functional currency is the business unit’s local currency.

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

The following table summarizes forward currency and option contracts outstanding as of December 31, 2004 and 2003. Fair values are determined from quoted market prices at these dates.

	2004				2003
	Average Days To Maturity	Average Contract Rate	Forward Position	Fair Value Gain (Loss)	Average Days to Maturity	Average Contract Rate	Forward Position	Fair Value Gain (Loss)
Currency to sell For U.S. Dollars
British Pound (1)	—	—	$—	$—	7	1.7710	$44,300	$(323)
Canadian Dollars (2)	183	1.3200	36,000	114	47	1.3600	12,000	18
Canadian Dollars (3)	183	1.2300	36,000	(1,547)	47	1.3068	12,000	(181)
Currency to sell For CDN Dollars
British Pound (1)	31	2.3255	41,577	521	—	—	—	—
Currency to sell for Euros
U.S. Dollars (4)	90	1.3430	235,025	2,076	—	—	—	—

(1)	Forward contracts
(2)	Puts purchased
(3)	Calls sold
(4)	Deal contingent forward contract (Pending Bakelite acquisition)

Interest Rate Risk

We have used interest rate swaps to minimize our interest rate exposures between fixed and floating rates on long-term debt. We do not enter into speculative financial contracts of any type. The fair values of the swaps are determined using estimated market values. Under interest rate swaps, we agree with other parties to exchange at specified intervals the difference between the fixed rate and floating rate interest amounts calculated by reference to the agreed notional principal amount.

At December 31, 2003, we had one interest rate swap outstanding with a notional value of $34,000 and a fair value loss of $483. Under this arrangement, we paid 7.6% and received 10.0% in 2003. We cancelled this swap in the third quarter of 2004 for a fee of $610. The swap reduced our interest expense by $456 and $62 in 2004 and 2003, respectively.

The interest rates on most of our debt agreements are fixed. A 10% increase or decrease in the interest rates of the variable debt agreements would be immaterial to our net income. The fair value of our publicly held debt is based on the price at which the bonds are traded or quoted at December 31, 2004 and 2003. All other debt fair values are determined from quoted market interest rates at December 31, 2004 and 2003.

Following is a summary of our outstanding debt as of December 31, 2004 and 2003 (see Note 9 to the Consolidated Financial Statements for additional information on our debt):

	2004			2003
Year	Debt	Weighted Average Interest Rate	Fair Value	Debt	Weighted Average Interest Rate	Fair Value
2004				$8,167	6.2%	$8,167
2005	$11,588	8.6%	$11,585	2,219	9.7%	2,219
2006	1,991	8.2%	1,991	1,841	8.6%	1,841
2007	1,489	6.8%	1,489	1,420	6.8%	1,420
2008	3,754	6.4%	3,754	3,609	6.4%	3,609
2009	34,000	10.0%	36,720	34,000	10.0%	33,517
2010 and beyond	914,582	8.3%	909,373	486,877	8.4%	452,857

	$967,404		$964,912	$538,133		$503,630

We do not use derivative financial instruments in our investment portfolios. We place any cash equivalent investments in instruments that meet the credit quality standards established within our investment policies, which also limit the exposure to any one issue. At December 31, 2004, we had $74,683 invested, at average rates of 1.9%, primarily in a prime money market account, a guaranteed investment certificate and time deposits with maturity periods of 30 days or less. At December 31, 2003, we had no material investments in cash equivalent instruments. Due to the short maturity of our cash equivalents, the carrying value on these investments approximates fair value and our interest rate risk is not significant. A 10% increase or decrease in interest returns on invested cash would not have a material effect on our net income and cash flows at December 31, 2004 and 2003.

Commodity Risk

We are exposed to price risks associated with raw material purchases, most significantly with methanol, phenol and urea. For our commodity raw materials, we have purchase contracts, with periodic price adjustment provisions. In 2004, our suppliers were committed under these contracts to provide 100% of our estimated methanol requirements. Commitments with our phenol and urea suppliers provide up to 100% of our estimated requirements and also provide the flexibility to purchase a certain percentage of our needs in the spot market, when favorable to us. We expect these arrangements for raw materials to continue throughout 2005. Our commodity risk also is moderated through our use of customer contracts with selling price provisions that are indexed to publicly available indices for these commodity raw materials. All commodity futures that we enter into are approved by our Board of Directors.

We have a long-term contractual arrangement with a leading global producer to supply a minimum of 70% of our worldwide requirements of a key raw material polymer. The material we purchase under this agreement is sourced from numerous supplier production sites and the temporary or permanent loss of any individual site would not likely have a material adverse impact on our ability to satisfy our supply requirements. We have no minimum purchase requirements under this contract.

Natural Gas Futures - Natural gas is essential in our manufacturing processes, and its cost can vary widely and unpredictably. In order to control our costs for natural gas, we hedge a portion of our natural gas purchases for all of North America by entering into futures contracts for natural gas. The contracts are settled for cash each month based on the closing market price on the last day the contract trades on the New York Mercantile Exchange. We hedged approximately 46% and 69% of our actual natural gas usage in 2004 and 2003, respectively. During 2003, we entered into futures contracts for natural gas usage through June 2004, and in 2004 we entered into additional futures contracts through December 2005. Our commitments settled under these contracts totaled $3,125 and $4,866 in 2004 and 2003, respectively. We recorded gains relating to these commitments of $248 in 2004 and losses of $224 in 2003. At December 31, 2004 and 2003, we had future commitments under these contracts of $3,483 and $1,359, respectively.

We were in previous natural gas futures contracts with varying settlement dates during 2002. Commitments settled under these contracts totaled $1,210 and our related losses were $264 in 2002. These contracts terminated prior to December 31, 2002.

We recognize gains and losses on commodity futures contracts each month as gas is used. Our future commitments are marked to market on a quarterly basis. We recorded losses of $275 and $20 at December 31, 2004 and 2003, respectively, related to future commitments under our natural gas futures contracts.

Natural Gas Commitments - In 2000, we entered into fixed rate, fixed quantity contracts to secure a portion of future natural gas usage for certain facilities. We entered into these contracts to partially hedge our risk of natural gas price fluctuations in peak usage months. Our gas purchases under these contracts totaled $402 and $671 in 2003 and 2002, respectively. We recorded a gain of $16 at December 31, 2002 for the difference between the fair value and the carrying value of our future natural gas commitments. These contracts expired early in 2003, and we had no natural gas purchase commitments at year-end 2003.

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

Recently Issued Accounting Standards

In May 2004, the Financial Accounting Standards Board, or FASB, issued Staff Position SFAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This Position provides guidance on the accounting, disclosure, effective date, and transition requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FASB Staff Position SFAS 106-2 is effective for interim or annual periods beginning after June 15, 2004. The adoption of this Position had no material impact on our financial position or results of operations.

In November 2004, the FASB issued Statement of Financial Accounting Standard, or SFAS, No. 151, “Inventory Costs.” The statement amends Accounting Research Bulletin, or ARB, No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. ARB No. 43 previously stated that these costs must be “so abnormal as to require treatment as current-period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for fiscal years beginning after the issue date of the statement. We do not expect our adoption of SFAS No. 151 to have a material impact on our current financial condition or results of operations.

In December 2004, the FASB revised its SFAS No. 123 (“SFAS No. 123R”), “Accounting for Stock Based Compensation.” The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition, the revised statement amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. The provisions of the revised statement are effective for our financial statements issued for the first annual reporting period beginning after December 15, 2005, with early adoption encouraged. We are currently evaluating the impact that this statement will have on our financial condition and results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29.” APB Opinion No. 29, “Accounting For Nonmonetary Transactions,” is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. This statement is effective for nonmonetary asset exchanges beginning December 4, 2005. We do not expect our adoption of SFAS No. 153 to have any impact on our financial condition or results of operations.

In December 2004, the FASB issued two FASB Staff Positions, or FSP, that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. FSP FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”, states that the manufacturers’ deduction provided for under this legislation should be accounted for as a special deduction instead of a tax rate change. FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, allows a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes”. These FSPs may affect how a company accounts for deferred income taxes. These FSPs are effective upon issuance. We do not anticipate a material impact from these FSPs on our financial condition or results of operations.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the “Risk Management” section included in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited Consolidated Financial Statements of Borden Chemical, Inc.

Consolidated Statements of Operations:
For the years ended December 31, 2004, 2003 and 2002	35

Consolidated Balance Sheets:
As of December 31, 2004 and 2003	36

Consolidated Statements of Cash Flows:
For the years ended December 31, 2004, 2003 and 2002	38

Consolidated Statements of Shareholder’s Deficit:
For the years ended December 31, 2004, 2003 and 2002	40

Notes to the Consolidated Financial Statements:	42
For the years ended December 31, 2004, 2003 and 2002

Report of Independent Registered Public Accounting Firm	88

CONSOLIDATED STATEMENTS OF OPERATIONS

BORDEN CHEMICAL, INC.

	Year Ended December 31,
(In thousands, except per share data)	2004	2003	2002
Net sales	$1,686,021	$1,434,813	$1,247,885
Cost of goods sold	1,361,482	1,148,519	968,657

Gross margin	324,539	286,294	279,228

Distribution expense	75,246	66,383	61,927
Marketing expense	46,985	42,398	42,503
General & administrative expense (see Note 11)	107,967	100,021	109,237
Transaction related compensation costs (see Note 1)	14,264	—	—
Business realignment expense and impairments	4,427	4,748	19,699
Other operating expense	2,073	6,202	12,154

Operating income	73,577	66,542	33,708

Interest expense	64,183	46,138	47,315
Affiliated interest expense, net	138	558	1,402
Transaction related costs (see Note 1)	41,322	—	—
Other non-operating expense (income)	1,265	1,529	(5,989)

(Loss) income before income tax	(33,331)	18,317	(9,020)
Income tax expense (benefit)	146,337	(4,659)	(2,262)

(Loss) income before cumulative effect of change in accounting principle	(179,668)	22,976	(6,758)

Cumulative effect of change in accounting principle	—	—	(29,825)

Net (loss) income	$(179,668)	$22,976	$(36,583)

Comprehensive (loss) income	$(158,968)	$60,420	$(67,784)

Basic and Diluted Per Share Data
(Loss) income before cumulative effect of change in accounting principle	$(1.12)	$0.11	$(0.03)

Cumulative effect of change in accounting principle	—	—	(0.15)

Net (loss) income – basic	$(1.12)	$0.11	$(0.18)

(Loss) income before cumulative effect of change in accounting principle	$(1.12)	$0.11	$(0.03)

Cumulative effect of change in accounting principle	—	—	(0.15)

Net (loss) income – dilutive	$(1.12)	$0.11	$(0.18)

Average number of common shares outstanding during the period:
Basic	159,923	199,310	199,319
Dilutive	159,923	200,267	199,319

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

BORDEN CHEMICAL, INC.

(In thousands)

	December 31, 2004	December 31, 2003
ASSETS

Current Assets
Cash and equivalents	$122,111	$28,162
Accounts receivable (less allowance for doubtful accounts of $10,197 in 2004 and $14,459 in 2003)	226,235	196,093
Inventories:
Finished and in-process goods	55,656	42,292
Raw materials and supplies	54,768	38,819
Deferred income taxes	522	27,085
Other current assets	22,469	13,905

	481,761	346,356

Other Assets
Deferred income taxes	3,582	113,434
Other assets	49,732	21,725

	53,314	135,159

Property and Equipment
Land	32,945	32,585
Buildings	103,504	103,774
Machinery and equipment	733,285	691,249

	869,734	827,608
Less accumulated depreciation	(421,728)	(378,724)

	448,006	448,884
Goodwill	50,682	57,516
Other Intangible Assets	10,351	5,951

Total Assets	$1,044,114	$993,866

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

BORDEN CHEMICAL, INC.

(In thousands, except share data)

	December 31, 2004	December 31, 2003
LIABILITIES AND SHAREHOLDER’S DEFICIT

Current Liabilities
Accounts and drafts payable	$222,173	$127,174
Debt payable within one year	11,588	8,167
Loans payable to affiliates	—	18,260
Income taxes payable	31,556	34,977
Interest payable	26,022	12,524
Other current liabilities	74,417	71,546

	365,756	272,648

Other Liabilities
Long-term debt	955,816	529,966
Non-pension postemployment benefit obligations	114,502	128,723
Long-term pension obligations	64,596	66,656
Other long-term liabilities	92,269	92,066

	1,227,183	817,411

Commitments and Contingencies (See Notes 9 and 11)

Shareholder’s Deficit
Common stock - $0.01 par value: authorized 300,000,000 shares, issued 200,167,297, treasury 103,261,361, outstanding 96,905,936 in 2004; issued 201,754,598, treasury 858,970, outstanding 200,895,628 in 2003	969	2,009
Paid-in capital	1,274,358	1,224,011
Treasury stock	(295,881)	—
Receivable from parent	(560,672)	(512,094)
Deferred compensation	—	(1,488)
Accumulated other comprehensive loss	(107,493)	(128,193)
Accumulated deficit	(860,106)	(680,438)

	(548,825)	(96,193)

Total Liabilities and Shareholder’s Deficit	$1,044,114	$993,866

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

BORDEN CHEMICAL, INC.

	Year ended December 31,
(In thousands)	2004	2003	2002
Cash Flows from (used in) Operating Activities
Net (loss) income	$(179,668)	$22,976	$(36,583)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Gain on sale of venture interest	(1,010)	—	—
Loss (gain) on the sale of assets	1,808	(746)	282
Deferred tax provision	139,351	6,223	16,023
Depreciation and amortization	49,724	47,319	47,947
Deferred compensation expense	2,217	1,191	892
Business realignment expense and impairments	4,427	4,748	19,699
Cumulative effect of change in accounting principle	—	—	29,825
Other non-cash adjustments	433	1,070	(822)
Net change in assets and liabilities:
Accounts receivable	(17,158)	(3,217)	(12,596)
Inventories	(26,502)	10,731	2,552
Accounts and drafts payable	85,570	2,492	(8,303)
Income taxes	(8,313)	(30,291)	(21,780)
Other assets	6,594	3,581	(2,571)
Other liabilities	(32,908)	(34,137)	(23,269)

	24,565	31,940	11,296

Cash Flows (used in) from Investing Activities
Capital expenditures	(39,757)	(41,820)	(38,773)
Capitalized interest	(435)	—	—
Purchase of businesses	—	(14,691)	—
Proceeds from sale of venture interest	2,124	—	—
Proceeds from the sale of assets	12,061	14,197	10,237
Proceeds from sale of note receivable to an affiliate	—	—	110,000

	(26,007)	(42,314)	81,464

Cash Flows from (used in) Financing Activities
Net short-term debt borrowings	3,421	5,388	1,255
Borrowings of long-term debt	475,249	7,925	—
Repayments of long-term debt	(49,399)	(1,246)	(10,764)
Affiliated loan (repayments) borrowings	(18,260)	(66,420)	6,130
Long-term debt and credit facility financing fees	(22,965)	—	—
Purchase of treasury stock	(294,918)	—	—
Repurchases, net of sale, of common stock from / to management	(963)	(286)	(591)
Payment of note payable to unconsolidated subsidiary	—	—	(31,581)
Decrease (increase) in restricted cash	—	67,049	(66,165)
Capital contribution from affiliates	—	9,300	—

	92,165	21,710	(101,716)

Effect of exchange rates on cash	3,226	2,086	(936)

Increase (decrease) in cash and equivalents	93,949	13,422	(9,892)
Cash and equivalents at beginning of year	28,162	14,740	24,632

Cash and equivalents at end of year	$122,111	$28,162	$14,740

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

BORDEN CHEMICAL, INC.

	Year ended December 31,
(In thousands)	2004	2003	2002
Supplemental Disclosures of Cash Flow Information
Cash paid (received):
Interest, net	$50,112	$45,466	$46,928
Income taxes, net	15,119	19,368	978
Non-cash activity:
Reclassification of minimum pension liability adjustment from (to) shareholder’s deficit	1,978	5,830	(17,075)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S DEFICIT

BORDEN CHEMICAL, INC.

(In thousands)

	Common Stock	Paid-in Capital	Receivable from Parent	Deferred Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance, December 31, 2001	$1,990	$1,106,789	$(404,817)	$—	$(134,436)	$(666,831)	$(97,305)

Net loss						(36,583)	(36,583)
Translation adjustments					(14,856)		(14,856)
Derivative activity (net of $401 tax)					730		730
Minimum pension liability adjustment (net of $9,194 tax)					(17,075)		(17,075)

Comprehensive loss							(67,784)

Interest accrued on notes from parent		58,699	(58,699)				—
Capital contribution from parent		3,895					3,895
Repurchases of common stock from management	(1)	(1,341)					(1,342)
Common stock issued to management	4	747					751
Restricted subsidiary stock issued to management	16	3,555		(3,571)			—
Compensation expense on restricted stock				892			892

Balance, December 31, 2002	$2,009	$1,172,344	$(463,516)	$(2,679)	(165,637)	$(703,414)	$(160,893)

Net income						22,976	22,976
Translation adjustments					31,614		31,614
Minimum pension liability adjustment (net of $3,139 tax)					5,830		5,830

Comprehensive income							60,420

Interest accrued on notes from parent		48,578	(48,578)				—
Capital contribution from parent		9,300					9,300
Compensation expense on subsidiary restricted stock				1,191			1,191
Income tax on sale to affiliate of Consumer Adhesives note receivable		(5,925)					(5,925)
Repurchases of common stock from management		(286)					(286)

Balance, December 31, 2003	$2,009	$1,224,011	$(512,094)	$(1,488)	$(128,193)	$(680,438)	$(96,193)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S DEFICIT

BORDEN CHEMICAL, INC.

(In thousands)

	Common Stock	Paid-in Capital	Treasury Stock	Receivable from Parent	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, December 31, 2003	$2,009	$1,224,011	—	$(512,094)	$(1,488)	$(128,193)	$(680,438)	$(96,193)

Net loss							(179,668)	(179,668)
Translation adjustments						18,722		18,722
Minimum pension liability adjustment (net of $206 tax)						1,978		1,978

Comprehensive loss								(158,968)

Redemption of shares from parent	(1,021)	1,021	(294,918)					(294,918)
Interest accrued on notes from parent		48,578		(48,578)				—
Repurchases of common stock from management	(3)	3	(963)					(963)
Compensation expense on restricted stock prior to cancellation					694			694
Cancellation of restricted stock	(16)	(3,555)			794			(2,777)
Compensation expense under BHI Acquisition deferred compensation plan		4,300						4,300

Balance, December 31, 2004	$969	$1,274,358	$(295,881)	$(560,672)	—	$(107,493)	$(860,106)	$(548,825)

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

At December 31, 2004, 27 of a total 49 production, manufacturing and distribution facilities are located in the U.S., and in 2004, approximately 62% of the Company’s sales were generated in the U.S.

The Company has three reportable segments: Forest Products, Performance Resins Group and International. See Note 18.

On July 6, 2004, Apollo Management, L.P. (“Apollo”) announced that it had signed a definitive agreement to acquire the Company. Previously, on May 7, 2004, the Company filed a registration statement with the U.S. Securities and Exchange Commission for a proposed initial public offering (“IPO”) of its common stock. The IPO was suspended and the registration statement withdrawn on August 31, 2004.

On August 12, 2004, BHI Investment, LLC, an affiliate of Apollo acquired all of the outstanding capital stock of Borden Holdings, Inc. (“BHI”), the Company’s parent at that time, for total consideration of approximately $1.2 billion, including assumption of debt. In conjunction with this transaction, all of the outstanding capital stock of the Company held by management was redeemed and non-vested restricted stock was cancelled. In addition, the Company redeemed approximately 102 million shares from BHI for cash totaling $294,918.

Immediately following the acquisition of BHI, BHI Investment, LLC reorganized the existing corporate structure of the Company so that the Company became directly owned by BHI Acquisition Corporation (“BHI Acquisition”), a subsidiary of BHI Investment, LLC. Following the acquisition of BHI by Apollo, the Company reorganized its foreign subsidiaries.

The acquisition of BHI, and the payment of transaction fees and expenses, was financed with the net proceeds of a $475 million second-priority senior secured private debt offering (the “Second Priority Notes”) by two newly formed, wholly owned subsidiaries of the Company and certain equity contributions to BHI Acquisition from Apollo. With a portion of the proceeds, the Company redeemed its 9.25% debentures on August 12, 2004 for total cash of $49,249. Included in the total cash paid was $47,295 for the principal of the debentures, $1,069 of accrued interest and an early redemption premium of $885. See Note 9.

Collectively, the transactions described above are referred to as the “Apollo Transaction.”

The Second Priority Notes are guaranteed by the Company and certain of its domestic subsidiaries (the “Guarantors”). The Second Priority Notes and the related guarantees are senior obligations secured by a second-priority lien (subject to certain exceptions and permitted liens) on certain of the Guarantors’ existing and future domestic assets, including the stock of the Company’s Canadian subsidiary (“BCCI”). Because BCCI meets the definition of a significant subsidiary under Rule 3-16 of Regulation S-X under the Securities Act of 1933, the audited financial statements of BCCI are included in this report.

As a result of the suspended IPO and the subsequent acquisition by Apollo, the Company incurred expenses of $55,586. These amounts included charges for investment banking, accounting and legal fees, fees paid to Apollo, payments for cancellation of restricted stock, exercises of stock options and management bonuses pertaining to the activity. Of this amount, compensation costs of $14,264 are included within Transaction related compensation costs, and the remainder is included within Transaction related costs.

Prior to the Apollo Transaction, the Company was controlled by an affiliate of Kohlberg Kravis Roberts & Co. (“KKR”) since 1995. The Company’s immediate parent, BHI, was a wholly owned subsidiary of BW Holdings, LLC (“BWHLLC”), an entity controlled by KKR.

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

Cash and Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2004, the Company had interest bearing time deposits and other cash equivalent investments of $71,975 included on the Consolidated Balance Sheet as Cash and equivalents. At December 31, 2003, the Company had no material investments in cash equivalent instruments.

Inventories – Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out method.

Property and Equipment – Land, buildings and machinery and equipment are carried at cost and include capitalized interest of $435 in 2004. Depreciation is recorded on the straight-line basis by charges to expense at rates based on estimated useful lives of properties (average rates for buildings 4%; machinery and equipment 7%). Major renewals and betterments are capitalized. Maintenance, repairs and minor renewals are expensed as incurred.

Deferred Expenses - Deferred financing costs are classified as Other assets on the balance sheets and are amortized over the lives of the related debt or credit facility using the straight-line method since no installment payments are required. Upon retirement of any of the related debt, a proportional share of debt issuance costs is expensed. At December 31, 2004 and 2003, the unamortized balance was $30,302 and $9,946, respectively.

Goodwill and Intangibles – The excess of purchase price over net tangible and identifiable intangible assets of businesses acquired is carried as Goodwill on the Consolidated Balance Sheet. As of January 1, 2002, the Company no longer amortizes goodwill. Certain trademarks, patents and other intangible assets used in the operations of the business are carried as Other Intangible Assets on the Consolidated Balance Sheet. These intangible assets are amortized on a straight-line basis over the shorter of the legal or useful lives which range from 5 to 10 years. See Note 7.

Impairment – As events warrant, but at least annually, the Company evaluates the recoverability of long-lived assets by assessing whether the carrying value can be recovered over their remaining useful lives through the expected future undiscounted operating cash flows of the underlying business. Any impairment loss required is determined by comparing the carrying value of the assets to operating cash flows on a discounted basis.

The Company performs an annual impairment test for goodwill. See Note 7.

General Insurance – The Company is generally self-insured for losses and liabilities relating to workers’ compensation, health and welfare claims, physical damage to property, business interruption and comprehensive general, product and vehicle liability. The Company maintains insurance policies for certain items exceeding deductible limits. Losses are accrued for the estimated aggregate liability for claims using certain actuarial assumptions followed in the insurance industry and the Company’s experience.

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

Revenue Recognition – Revenue for product sales, net of allowances, is recognized as risk and title to the product transfer to the customer, which usually occurs at the time shipment is made. Substantially all of the Company’s products are sold FOB (“free on board”) shipping point. Other terms include sales where risk and title passes upon delivery (FOB destination point). In situations where our product is delivered by pipeline, risk and title transfers when our product moves across an agreed transfer point, which is typically the customers’ property line. Product sales delivered by pipeline are measured based on daily flow meter readings. The Company’s standard terms of delivery are included in its contracts of sales and invoices.

Shipping and Handling – The Company records freight billed to customers in net sales. Shipping costs are incurred to move the Company’s products from production and storage facilities to the customers. Handling costs are incurred from the point the product is removed from inventory until it is provided to the shipper and generally include costs to store, move and prepare the products for shipment. The Company incurred shipping costs of $75,246 in 2004, $66,383 in 2003 and $61,927 in 2002. These costs are classified as Distribution expense in the Consolidated Statements of Operations. Due to the nature of the Company’s business, handling costs incurred prior to shipment are not significant.

Research and Development Costs – Funds are committed to research and development for technical improvement of products that are expected to contribute to operating profits in future years. All costs associated with research and development are charged to expense as incurred. Research and development and technical service expenditures were $19,744, $17,998 and $19,879 for 2004, 2003 and 2002, respectively.

Foreign Currency Translations – Assets and liabilities of foreign affiliates are translated at the exchange rates in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the year. The effect of translation is accounted for as an adjustment to Shareholders’ Deficit and is included in Accumulated other comprehensive loss.

In addition, the Company incurred realized and unrealized net foreign transaction (losses) gains aggregating $(848) in 2004, $438 in 2003, and $1,307 in 2002.

Income Taxes - The Company files a consolidated U.S. Federal Income Tax return. Income tax expense is based on reported results of operations before income taxes. Deferred income taxes represent the tax effect of temporary differences between amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Deferred tax balances are adjusted to reflect tax rates, based on current tax laws, that will be in effect in the years in which temporary differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. See Note 17.

Derivative Financial Instruments – The Company is party to forward exchange contracts and options and natural gas futures to reduce its cash flow exposure to changes in foreign exchange rates and natural gas prices. The Company does not hold or issue derivative financial instruments for trading purposes. These instruments are not accounted for using hedge accounting, but are measured at fair value and recorded on the balance sheet as an asset or liability, depending upon the Company’s underlying rights or obligations. See Note 8.

Stock-Based Compensation – The Company accounts for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123.” During 2004, BHI Acquisition granted options to purchase BHI Acquisition common stock to key employees of the Company under the BHI Acquisition Corp. 2004 Stock Incentive Plan (“the BHI Option Plan”). Prior to the Apollo Transaction, the Company had granted options under its Amended and Restated 1996 Stock Purchase and Option Plan for Key Employees (“the BCI Option Plan”). Together these plans are referred to as the Option Plans.

The following table sets forth the required annual reconciliation of reported and proforma net (loss) income and earnings per share (“EPS”) under SFAS No. 148:

	2004	2003	2002
Net (loss) income applicable to common stock	$(179,668)	$22,976	$(36,583)

Add: Stock-based employee compensation expense included in reported net income, net of related tax benefit	8,521	909	581

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted since January 1, 1996, net of related tax effects	(6,198)	(973)	(665)

Pro-forma net (loss) income	$(177,345)	$22,912	$(36,667)

Average shares (in thousands) outstanding- basic	159,923	199,310	199,319
Average share (in thousands) outstanding - diluted	159,923	200,267	199,319
Per share as reported – basic	$(1.12)	$0.11	$(0.18)
Per share as reported – diluted	$(1.12)	$0.11	$(0.18)
Per share pro forma (basic and diluted)	$(1.11)	$0.11	$(0.18)

To determine proforma compensation cost for the Option Plans in accordance with SFAS No. 123, the fair value of each option grant was estimated at the date of grant using the minimum value method and the Black-Scholes options pricing model with a risk-free weighted average interest rate of 3.54%, 2.91% and 5.0% for grants made in 2004, 2003 and 2002, respectively, an expected life of five years and a dividend rate of zero. The weighted average fair values, as determined under these assumptions, of option grants at the dates of grant were $0.47 for options grants to purchase shares of BHI Acquisition common stock granted at the date of the Apollo Transaction and $0.30 for options granted to purchase shares of the Company, which were granted in the first quarter of 2004. The weighted average fair values of options granted to purchase the common stock of the Company during 2003 and 2002 were $0.27 and $0.49, respectively. Proforma compensation cost also includes expense related to the deferred compensation plans for BCI and BHI Acquisition.

Earnings Per Share – Basic and diluted net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period including the effect of dilutive options, when applicable. The Company had no potentially dilutive instruments outstanding at December 31, 2004. At December 31, 2003, 5,532,360 options to purchase common shares of the Company were outstanding, of which 1,492,000 were considered dilutive. In addition, there were 1,587,301 shares of restricted stock outstanding, which were dilutive. At December 31, 2002, due to the Company’s net loss, the potentially dilutive securities outstanding were anti-dilutive.

The Company’s diluted EPS is calculated as follows:

	2004	2003	2002
Net (loss) income applicable to common shareholders	$(179,668)	$22,976	$(36,583)

Average share outstanding (in thousands) – basic	159,923	199,310	199,319
Effect of dilutive options (in thousands)	—	957	—

Average share outstanding (in thousands) - diluted	159,923	200,267	199,319
Diluted EPS	$(1.12)	$0.11	$(0.18)

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its temporary cash investments with high quality institutions and, by policy, limits the amount of credit exposure to any one institution. At December 31, 2004, investments included $52,400 in a prime money market account and $18,319 in a guaranteed investment certificate. Remaining cash is primarily held in nine financial institutions. Concentrations of credit risk with respect to accounts receivable are limited, due to the large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographies. The Company generally does not require collateral or other security to support customer receivables.

Reclassification – In 2003, income taxes payable of $15,800, representing probable tax liabilities, was classified as Other long-term liabilities. This amount was reclassified as Income taxes payable to conform to the current year presentation.

Recently Issued Accounting Standards

In May 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This Position provides guidance on the accounting, disclosure, effective date, and transition requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-2 is effective for interim or annual periods beginning after June 15, 2004. The adoption of this FSP had no material impact on the Company’s financial position or results of operations.

In November 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs.” The statement amends Accounting Research Bulletin (“ARB”) No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. ARB No. 43 previously stated that these costs must be “so abnormal as to require treatment as current-period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for fiscal years beginning after the issue date of the statement. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s current financial condition or results of operations.

In December 2004, the FASB revised its SFAS No. 123 (“SFAS No. 123R”), “Accounting for Stock Based Compensation.” The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition, the revised statement amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. The provisions of the revised statement are effective for financial statements of the Companies issued for the first annual reporting period beginning after December 15, 2005, with early adoption encouraged. The Company is evaluating the impact that this statement will have on its financial condition and results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29.” APB Opinion No. 29, “Accounting For Nonmonetary Transactions,” is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The statement is effective for nonmonetary asset exchanges beginning December 4, 2005 and is not expected to have any impact on the Company’s current financial condition or results of operations.

In December 2004, the FASB issued two FSPs that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. FSP 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”, states that the manufacturers’ deduction provided for under this legislation should be accounted for as a special deduction instead of a tax rate change. FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, allows a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. The Company does not anticipate a material impact from these FSPs on its financial condition or results of operations.

3. Business Acquisitions and Divestitures

Pending Acquisition

On October 6, 2004, the Company entered into a share purchase agreement with RÜTGERS AG and RÜTGERS Bakelite Projekt GmbH (collectively, the “Sellers”). Pursuant to the terms of the share purchase agreement, the Company agreed to purchase from the Sellers all outstanding shares of capital stock of Bakelite Aktiengesellschaft (“Bakelite”) for a net purchase price ranging from approximately €175 million to €200 million, subject to certain adjustments. Based in Iserlohn-Letmathe, Germany, Bakelite is a leading source of phenolic and epoxy thermosetting resins and molding compounds with 13 manufacturing facilities and 1,700 employees in Europe and Asia.

The share purchase agreement contains customary representations, warranties and covenants, including non-compete, non-solicitation and confidentiality agreements by the Sellers. The Sellers have also agreed, subject to various provisions set forth in the share purchase agreement, to indemnify the Company for breaches of the representations and warranties contained in the share purchase agreement and in connection with various tax, environmental, certain pension and other matters. Until the closing date, the Sellers have agreed to operate the business of Bakelite in the ordinary course. Completion of the share purchase is subject to regulatory and other customary closing conditions including European Commission merger clearance. The Company and Bakelite will continue to operate independently until those conditions are satisfied and the closing occurs. The Company intends to finance this transaction through a combination of available cash and debt financing. There is no material relationship between the Company or its affiliates and any of the Sellers other than in respect of the share purchase agreement.

Acquisitions

The Company accounts for acquisitions using the purchase method of accounting. Accordingly, results of operations of the acquired entities have been included from the date of acquisition, and any excess of purchase price over the sum of amounts assigned to identified assets and liabilities has been recorded as goodwill. The proforma effects of the acquisitions are not material.

During 2003, the Company acquired Fentak Pty. Ltd. (“Fentak”), an international manufacturer of specialty chemical products for engineered wood, laminating and paper impregnation markets, and the business and technology assets of Southeastern Adhesives Company (“SEACO”), a domestic producer of specialty adhesives, for total cash of $14,691. Fentak was acquired in November 2003 and SEACO was acquired on December 31, 2003. As of December 31, 2004, the Company is required to make additional deferred payments for these acquisitions of $3,009 and contingent future payments of $1,500.

At the time of the Fentak and SEACO acquisitions in 2003, the Company recorded goodwill totaling $18,455. In 2004, purchase accounting adjustments in the amount of $7,314 were made to allocate amounts originally recorded as goodwill to other intangible assets. Separately identifiable intangible assets included customer lists, proprietary technology and trade names.

Divestitures

In 2001, the Company merged its North American foundry resins and coatings businesses with similar businesses of Delta-HA, Inc. (“Delta”) to form HA-International, LLC (“HAI”), in which the Company had a 75% interest at that time. The Limited Liability Agreement of HAI provides Delta the right to purchase between 3-5% of additional interest in HAI each year, beginning in 2004. Delta is limited to acquiring a maximum of 25% of additional interest in HAI under this arrangement. Pursuant to this provision, in the first quarter of 2004, Delta provided the Company with written notice of its intention to exercise its option to purchase an additional 5% interest in 2004, and the purchase was completed in the third quarter of 2004. Delta’s purchase price of the interest is based on the enterprise value of HAI determined by applying a contractually agreed upon multiple to EBITDA, as defined in the agreement. The Company received cash proceeds of $2,124, as determined by the agreement, and recorded a gain of $1,010 related to the sale, which is included in Other operating expense in the 2004 Consolidated Statement of Operations. In the first quarter of 2005, Delta provided the Company with written notice of its intention to purchase an additional 5% interest in 2005.

In 2003, the Company sold its idled melamine crystal business (“Melamine”). The gain from the sale was recorded as business realignment income. See Note 4.

4. Business Realignment and Asset Impairments

In June 2003, the Company initiated a realignment program (the “2003 realignment program”) designed to reduce operating expenses and increase organizational efficiency. The components of this program include reducing headcount, streamlining processes, consolidating manufacturing facilities and reducing general and administrative expenses. We expect to complete this program in 2005 and will incur additional expenses through its completion. In addition, we have certain additional long-term realignment programs initiated prior to 2003 (the “prior years’ programs”), which primarily relate to the consolidation of plant facilities.

Year ended December 31, 2004

During 2004, the Company recorded Business realignment expense and impairments of $4,427. This amount includes plant closure costs (which include plant employee severance and plant asset impairments) of $3,468, offset by gains of $1,442 from the sale of three former U.S. plant sites. The expense also includes other severance and employee costs of $377 and asset impairment charges of $2,024.

Plant Closure Costs

Plant closure costs in 2004 of $3,468 primarily represent additional costs pertaining to the conversion of the French manufacturing facility into a distribution center and the transition of related production to the U.K. ($1,296), environmental remediation for previously closed sites in Brazil ($1,399) and Europe ($812), offset by income related to other plant closure adjustments at various sites ($39).

Other Severance Costs

Business realignment expense includes additional net severance costs incurred during 2004 totaling $377 related to the 2003 realignment program.

Gain on the Sale of Assets

During 2004, the Company sold two U.S. plants closed under a prior year realignment program for a gain of $1,214 and a U.S. plant closed under the 2003 realignment program for a gain of $228. These gains are recorded in Business realignment expense.

Asset Impairment

The asset impairment charges of $2,024 primarily relate to production assets that were written-down due to changes in the Company’s manufacturing footprint. The impairment charges represent the excess of the carrying value of the assets over the expected proceeds from their sale.

Provided below is a roll forward of the business realignment reserves for 2004.

	December 31, 2003	2004 Expenses	2004 Charges	December 31, 2004
Plant closure costs
2003 realignment program	$3,488	$2,241	$(5,491)	$238
Prior years’ programs	4,741	1,227	(2,312)	3,656

Other severance costs
2003 realignment program	2,784	377	(2,515)	646
Prior years’ programs	1,151	—	(1,151)	—

	$12,164	$3,845	$(11,469)	$4,540

Year Ended December 31, 2003

During 2003, the Company recorded net business realignment expense and impairments of $4,748, consisting of plant closure costs (which include plant employee severance and plant asset impairments) and other severance and employee costs of $13,825, gains on the sale of assets of $12,260 and other non-cash asset impairment charges of $3,183.

Plant Closure Costs

Plant closure costs in 2003 include $144 for prior years’ programs and $6,844 for the 2003 realignment program.

Costs relating to prior years’ programs include environmental remediation of approximately $800 for closed plants in Brazil and other plant closure costs of approximately $900. Partially offsetting these costs was a reduction of reserves of approximately $1,600 for Melamine, which was sold in the second quarter of 2003.

The $6,844 of charges relating to the 2003 realignment program included costs associated with two plant consolidation programs. As a result of consolidating manufacturing processes, the Company’s facility in France has been converted into a distribution center, and the manufacturing has transitioned to the U.K., resulting in plant closure costs of $5,414, including plant employee severance of approximately $3,600, asset impairment charges of $1,427 and other costs of approximately $400. Additionally, manufacturing was transitioned from the Company’s North Bay, Ontario plant to another facility. The North Bay site was idled as of the end of 2003, resulting in asset impairment charges of $1,430. The impairment charges represent the excess of the carrying value of the assets over the undiscounted cash flows expected to result from the eventual conversion of the France site and disposition of the North Bay site.

Other Severance Costs

Other severance costs for 2003 include $3,167 relating to the 2003 realignment program and $3,670 relating to prior years’ programs. The 2003 severance is related to the elimination of 200 positions under the 2003 realignment program, as discussed above.

Gain on the Sale of Assets

In 2003, the Company sold Melamine and land associated with a closed plant in the U.K. for gains of $12,260. The gains related to these sales were recorded as business realignment income because the facilities were closed in conjunction with prior years’ programs.

Asset Impairment

The Company recorded other asset impairment charges of $3,183 in 2003. Of the total, $1,421 was for the write-down of assets at various international manufacturing facilities and $1,000 was for a facility held for sale. The impairment charges represent the excess of the carrying value of the assets over the expected proceeds from their sale. The remaining $762 related to the write-down of goodwill carried by the Company’s Malaysian operations. See Note 7.

Provided below is a rollforward of the business realignment reserves for 2003:

	Reserves 12/31/02	2003 Expense	2003 Settlements/ Payments	Reserves 12/31/03
Plant closure costs
2003 realignment program	$—	$6,844	$(3,356)	$3,488
Prior years’ programs	9,568	144	(4,971)	4,741
Other severance costs
2003 realignment program	—	3,167	(383)	2,784
Prior years’ programs	3,996	3,670	(6,515)	1,151

Total reserve activity	$13,564	$13,825	$(15,225)	$12,164

Year Ended December 31, 2002

During 2002, the Company recorded net business realignment expense and impairments of $19,699, consisting of plant closure costs of $12,584, other severance and employee costs of $3,265, a gain on the sale of assets of $2,465 and non-cash impairment charges of $6,315.

Plant Closure and Other Severance Costs

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

Asset Impairment

The Company recorded asset impairment charges of $6,315 in 2002. Of the total, $5,275 related to the write-down of fixed assets at various international manufacturing facilities and $1,040 was for a facility held for sale. The impairment charges represent the excess of the carrying value of the assets over the expected proceeds from their sale.

Provided below is a roll forward of the business realignment reserve activity for 2002:

	Reserves 12/31/01	2002 Expense	2002 Settlements/ Payments	Reserves 12/31/02
Plant closure costs	$14,067	$12,584	$(17,083)	$9,568
Other severance costs	8,360	3,265	(7,629)	3,996

Total reserve activity	$22,427	$15,849	$(24,712)	$13,564

5. Investments

In 2004, the Company formed two separate joint venture companies to produce formaldehyde, resins and UV-curable coatings and adhesives in China. The Company has a 50% ownership interest in each of the joint ventures. The joint ventures are accounted for using the equity method of accounting for investments.

Asia Dekor Borden (Heyuan) Chemical Company Limited (“Asia Dekor Borden”) was formed as an alliance between a subsidiary of the Company and a subsidiary of Asia Dekor Holdings Limited. Each party contributed $700 to the joint venture, and each party holds two of the four seats on the Board of Directors. In August 2004, Asia Dekor Borden opened a new formaldehyde and resin plant in Heyuan, China with the capacity to deliver 60,000 metric tons of advanced resins used in the production of high and medium density fiberboard and particleboard.

The second joint venture, Borden UV Coatings (Shanghai) Company, Limited (“Borden Shanghai”), is a collaborative effort between a subsidiary of the Company and UVITech, a Chinese producer of UV-curable coatings. Borden Shanghai manufactures UV-curable coatings and adhesives for fiber optics, digital media and other applications. Each party contributed $250 and their respective business in the Chinese market to the newly formed entity. The joint venture has a Board of Directors with five seats, of which the Company holds three; however, a super majority (four of five board members) is needed for adoption of the annual business plan and other key decisions. The Company has the option to purchase an additional 25% interest in the joint venture from UVITech anytime between 2009 and 2019 at a share price to be calculated on the basis of a multiple of earnings less debt.

The Company had no investments at December 31, 2003.

6. Related Party Transactions

Financing and Investing Arrangements

The Company had a borrowing arrangement with BWHLLC, evidenced by a demand promissory note bearing interest at a variable rate, which was terminated upon completion of the Apollo Transaction. Interest expense totaled $138 for the year ended December 31, 2004.

In 2003, the Company and HAI had separate borrowing arrangements with Borden Foods Holdings Corporation (“Foods”), a former affiliate, evidenced by demand promissory notes bearing interest at variable rates. The loans were reported as Loans payable to affiliates on the Consolidated Balance Sheet and totaled $18,260 at December 31, 2003. Of the total loans outstanding, the Company owed $12,260 and HAI owed $6,000 at December 31, 2003. Interest rates on these loans ranged from 1.0% to 4.75%. In early 2004, the Company entered into the arrangement with BWHLLC and canceled its arrangement with Foods. In early 2004, HAI obtained a $20,000 credit facility with an external bank and terminated its affiliated borrowing arrangement with Foods. Interest expense, related to the Foods loans, totaled $558 and $1,857 for the years ended December 31, 2003 and 2002, respectively.

The Company holds a $404,817 note receivable ($560,672 including accrued interest at December 31, 2004) from its parent, which is accounted for as a reduction of equity. The Company accrues interest quarterly on the note receivable in Paid-in capital. Historically, the interest due on the note was funded through common dividends received from the Company. However, quarterly interest has not been paid, nor an associated dividend declared, since October 15, 2001. See Note 15.

The Company had a note payable to BCP Management, Inc. (“BCPM”), a former subsidiary, for $34,181 that was settled in the first quarter of 2002. The Company accrued $151 of interest expense for the years ended December 31, 2002, related to this note. The Company settled in full this note payable by making cash payments of $31,581 and $2,600 of certain set-offs asserted by the Company against amounts due under this note.

At December 31, 2001, the Company had a $110,000 preferred stock investment in Consumer Adhesives, a former affiliate. The preferred stock was redeemed in 2002 for a $110,000 note receivable from Consumer Adhesives which was subsequently sold to BHI for cash proceeds of $110,000 plus accrued interest of $455. In 2003, the Company recognized an income tax charge of $5,925 related to the sale of the note receivable to BHI. Consistent with the gain on the Consumer Adhesives Sale, this income tax charge was recorded in Paid-in capital due to the affiliated nature of the transaction.

Administrative Service, Management and Consulting Arrangements

In connection with the Apollo Transaction, the Company entered into a transaction fee agreement with Apollo and its affiliates for the provision of certain structuring and advisory services. The agreement allows Apollo and its affiliates to provide certain advisory services to the Company for a seven-year period, with an automatic extension of the term for a one-year period beginning on the fourth anniversary of the commencement of the agreement and at the end of each year thereafter, unless notice to the contrary is given by either party. The agreement, as later supplemented, provides for an annual fee of $2,500 for each annual period after January 1, 2005. Upon closing the Apollo Transaction, the Company paid $10,000 of aggregate transaction and advisory fees, under this agreement, and reimbursed expenses of $750. In the fourth quarter of 2004, the Company paid $975 of additional fees pursuant to the agreement. Under the agreement, the Company has also agreed to indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services contemplated under this agreement.

Prior to the Apollo Transaction, KKR provided certain management, consulting and board services to the Company for an annual fixed fee. In 2003 and through April 2004, the fixed fee was $3,000 annually. Beginning in May 2004, the fee was reduced to $1,000 annually. For the year ended December 31, 2004, the Company recorded expense of $1,284 for amounts due to KKR under this arrangement. For the year ended December 31, 2003, the management fee, recorded in Other operating expense, was $3,000.

During 2002, Borden Capital, Inc., a former affiliate, provided management, consulting and board services to the Company, and the Company provided certain administrative services to Capital. Capital charged the Company an annual fee of $9,000, payable quarterly in arrears, which represented the net amount of Capital’s services less the Company’s fee for providing administrative services to Capital. During 2002, BHI made a decision to cease the operations of Capital by the end of the first quarter of 2003. This decision resulted in the immediate recognition by Capital of incremental expenses and liabilities related primarily to severance and rent obligations. These incremental expenses were the legal obligation of Capital and have been funded by Capital. The Company’s share of Capital’s incremental costs was $5,500 and was recognized by the Company as an additional management fee in 2002. Since the Company was not responsible for settling these liabilities, the offset to the charge was recorded as a capital contribution of $3,550 (the liability net of tax) to the Company from BHI.

Prior to the Apollo Transaction, the Company provided certain administrative services to BWHLLC and other affiliates under a service agreement. Fees charged under this agreement were based on the projected cost to the Company to provide these services, primarily based on employee costs. For the years ended December 31, 2004 and 2003, the Company charged these affiliates $294 and $540 for these services, respectively.

Other Transactions and Arrangements

The Company sells finished goods to certain Apollo affiliates. These sales totaled $3,413 from the date of the Apollo Transaction through December 31, 2004. Accounts receivable from these affiliates totaled $2,345 at December 31, 2004.

In addition, upon closing the Apollo Transaction, the Company paid transaction-related costs of $8,721 on behalf of BHI Investment LLC, $21,851 on behalf of BWHLLC and shared compensation costs of $14,264. Of these amounts, $14,264 is included within Transaction related compensation costs, and the remainder is included within Transaction related costs.

Prior to the Apollo transaction, the Company utilized Willis Group Holdings, Ltd. (“Willis”), an entity controlled by KKR, as its insurance broker. Through the date of the Apollo Transaction, the Company had paid $598 to Willis for their services. For the years ended December 31, 2003 and 2002, the Company paid Willis $429 and $241, respectively, for their services.

7. Goodwill and Intangible Assets

At December 31, 2004, the Company’s management performed the annual goodwill impairment test. As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company identified the appropriate reporting units and identified the assets and liabilities (including goodwill) of the reporting units. The Company determined estimated fair values of the reporting units and assessed whether the estimated fair value of each reporting unit was more or less than the carrying amount of the assets and liabilities assigned to the units.

Valuations were performed using a standard methodology based upon a combination of comparable company analysis and the purchase multiple of the Apollo Transaction. Comparable company analysis ascribes a value to an entity by comparing certain operating metrics of the entity to those of a set of comparable companies in the same industry. Using this method, market multiples and ratios based on operating, financial and stock market performance are compared across different companies and to the entity being valued. The Company employed a comparable analysis technique commonly used in the investment banking and private equity industries to estimate the values of its reporting units - the EBITDA (earnings before interest, taxes, depreciation and amortization) multiple technique. Under this technique, estimated values are the result of an EBITDA multiple derived from this process applied to an appropriate historical EBITDA amount. At December 31, 2004, the fair value of each reporting unit exceeded the carrying amount of assets and liabilities assigned to the units.

At December 31, 2003 and 2002, the Company’s management performed the goodwill impairment test using the same methodology described above. As a result of this test at December 31, 2003, the fair value of each reporting unit exceeded the carrying amount of assets and liabilities, except for the Company’s Malaysian reporting unit. Based on the excess of the carrying value over the estimated fair value of its Malaysian reporting unit, the Company recorded a goodwill impairment charge of $762 due to a decline in operating performance that represented 100% of the unit’s recorded goodwill balance. This impairment charge is reflected in the 2003 Consolidated Statement of Operations as Business realignment expense and impairments.

At December 31, 2002, no impairment charge was necessary, as the fair values of all reporting units exceeded the carrying amount of the assets and liabilities assigned to the units.

Upon the adoption of SFAS No. 142, on January 1, 2002, fair values of the Company’s reporting units as of December 31, 2001 were determined by employing a methodology similar to that described above. As a result of the initial test, the fair value of each reporting unit exceeded the carrying amount of assets and liabilities assigned, except for the Company’s European reporting unit. Based on the excess of the carrying value over the estimated fair value of its European reporting unit, the Company recorded a goodwill impairment charge of $29,825 that represented 100% of the December 31, 2001 carrying amount. This impairment charge is reported as Cumulative effect of change in accounting principle in the 2002 Consolidated Statement of Operations.

The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows:

	Forest Products	Performance Resins	International	Total
Goodwill balance at December 31, 2002	$20,719	$18,144	$777	$39,640
Acquisitions	4,068	—	14,387	18,455
Impairment	—	—	(762)	(762)
Foreign currency translation	167	—	16	183

Goodwill balance at December 31, 2003	$24,954	$18,144	$14,418	$57,516
Divestitures	—	(131)	—	(131)
Purchase accounting adjustments	(1,839)	—	(5,475)	(7,314)
Foreign currency translation	66	—	545	611

Goodwill balance at December 31, 2004	$23,181	$18,013	$9,488	$50,682

The $131 goodwill divestiture in 2004 pertains to the sale of a 5% ownership interest in HAI (see Note 3). The $7,314 of purchase accounting adjustments in 2004 reflects the allocation of the Fentak and SEACO purchase price to separately identifiable intangible assets (see Note 3).

Intangible assets consist of the following:

	At December 31, 2004		At December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Customer list and contracts	$11,950	$6,181	$7,559	$4,619
Formulas and technology	8,678	5,833	6,524	4,925
Unrecognized prior service cost on pension plan	919	—	1,348	—
Other	1,523	705	744	680

	$23,070	$12,719	$16,175	$10,224

The impact of foreign currency translation adjustments is included in accumulated amortization.

Total intangible amortization expense for the years ended December 31, 2004, 2003 and 2002 was $2,495, $1,508 and $1,555, respectively.

Estimated annual intangible amortization expense for 2005 through 2009 is as follows:

2005	$2,490
2006	1,370
2007	1,065
2008	1,004
2009	803

8. Financial Instruments

The following table presents the carrying or notional amounts and fair values of the Company’s financial instruments at December 31, 2004 and 2003. The fair value of a financial instrument is the estimated amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair values are determined from quoted market prices where available or based on other similar financial instruments.

The carrying amounts of cash and equivalents, accounts receivable, accounts payable and other accruals are considered reasonable estimates of their fair values. The carrying value of the loans payable to affiliates approximates fair values, as management believes the loans bear interest at market interest rates.

The following table includes the carrying and fair values of the Company’s financial instruments.

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Liabilities
Debt	$967,404	$964,912	$538,133	$503,630

	Notional Amount	Fair Value Gain (Loss)	Notional Amount	Fair Value (Loss) Gain
Derivatives relating to:
Foreign currency contracts	$41,577	$521	$44,300	$(323)
Deal contingent forward	235,025	2,076	—	—
Interest rate swaps	—	—	34,000	(483)
Put options purchased	36,000	114	12,000	18
Call options sold	36,000	(1,547)	12,000	(181)
Natural gas futures	3,483	(275)	1,359	(20)

At December 31, 2004, the Company had derivative losses of $1,822 classified as Other current liabilities and derivative gains of $2,711 classified as Other assets. At December 31, 2003, the Company had derivative losses of $1,007 classified as Other current liabilities and derivative gains of $18 classified as Other assets.

Foreign Exchange

International operations account for a significant portion of the Company’s revenue and operating income. It is the policy of the Company to reduce foreign currency cash flow exposure due to exchange rate fluctuations by hedging anticipated and firmly committed transactions when economically feasible. The Company enters into forward and option contracts to buy and sell foreign currencies to reduce foreign exchange exposure and protect the U.S. dollar value of such transactions to the extent of the amount under contract. These contracts are designed to minimize the impact from foreign currency exchange on operating income and on certain balance sheet exposures.

Gains and losses arising from contracts are recognized on a quarterly basis through the Consolidated Statement of Operations (see Note 2). The Company does not hold or issue derivative financial instruments for trading purposes.

At December 31, 2004 and 2003, the Company had $41,577 and $44,300, respectively, of notional value of foreign currency exchange forward contracts outstanding. At December 31, 2004, the Company recorded a gain of $521 related to its foreign currency exchange forward contract outstanding. At December 31, 2003, the Company recorded a loss of $323 related to its foreign currency exchange forward contract outstanding.

At December 31, 2004, the Company’s forward position of $41,577 was to sell British Pounds for Canadian Dollars at a rate of 2.3255. At December 31, 2003, the Company’s forward position of $44,300 was to sell British Pounds for U.S. Dollars at a rate of 1.7710. The unsecured contracts mature within 31 days and are placed with financial institutions with investment grade credit ratings. The Company is exposed to credit loss in the event of non-performance by the other parties to the contracts. The Company evaluates the credit worthiness of the counterparties’ financial condition and does not expect default by the counterparties.

At December 31, 2004 and 2003, the Company had put options totaling $36,000 and $12,000, respectively, to buy U.S. Dollars with Canadian Dollars. The 2004 options have an average maturity of 183 days and a contract rate of 1.3200. The 2003 options had average maturities of 47 days and a contract rate of 1.3600. At December 31, 2004 and 2003, the Company recorded gains of $114 and $18, respectively, related to these options. During 2004, the Company also recorded gains of $69 related to put options that were exercised in 2004.

The Company also is a party to call options held by financial institutions totaling $36,000 and $12,000 at December 31, 2004 and 2003, respectively, to sell Canadian Dollars for U.S. Dollars. The 2004 options have an average maturity of 183 days and a contract rate of 1.2300. The 2003 options had average maturities of 47 days and an average contract rate of 1.3068. At December 31, 2004 and 2003, the Company recorded a loss of $1,547 and $181, respectively, related to these options.

Deal Contingent Forward

On December 14, 2004, the Company entered into a foreign currency forward position of $235,025 to purchase Euros with U.S. Dollars at a rate of $1.3430. The contract is contingent upon the close of the Bakelite share purchase agreement (see Note 3) and has a target settlement date of March 31, 2005 and provides for an extension and adjustments through July 6, 2005. The purpose of the hedge is to mitigate the risk of foreign currency exposure related to the pending transaction. At December 31, 2004, the Company recorded a gain of $2,076 related to its deal contingent forward contract. This amount is included as Other non-operating income in the 2004 Consolidated Statement of Operations.

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

Natural Gas Futures –The Company hedges a portion of natural gas purchases for North America. In March 2003, the Company entered into futures contracts with varying settlement dates through June 2004, and in 2004, the Company entered into additional contracts with varying settlement dates through December 2005. The Company used futures contracts to hedge 46% and 69%, respectively, of its 2004 and 2003 North American natural gas usage. The contracts are settled for cash each month based on the closing market price on the last day the contract trades on the New York Mercantile Exchange. Commitments settled under these contracts totaled $3,125 and $4,866 in 2004 and 2003, respectively. The Company recorded gains relating to these commitments of $248 in 2004 and losses of $224 in 2003. At December 31, 2004 and 2003, the Company had future commitments under these contracts of $3,483 and $1,359, respectively.

The Company entered into similar futures contracts to hedge portions of its natural gas purchases in June 2001 with varying settlement dates through November 2002. Commitments settled under these contracts totaled $1,210 in 2002, and related losses were $264 in 2002. There were no remaining obligations under these contracts at December 31, 2002.

Gains and losses on commodity futures contracts are recognized each month as gas is used. Remaining obligations are marked to market on a quarterly basis. The Company recorded losses of $275 and $20 at December 31, 2004 and 2003, respectively, related to future commitments under its natural gas futures contracts.

Natural Gas Commitments - In 2000, the Company entered into fixed rate, fixed quantity contracts to secure a portion of anticipated natural gas usage at certain of the Company’s facilities. The contracts were entered into to partially hedge the Company’s risk associated with natural gas price fluctuations in peak usage months through March 2003. Gas purchases under these contracts totaled $402 and $671 in 2003 and 2002, respectively. These contracts covered approximately 75% of 2003 and 86% of 2002 natural gas usage during the periods of the contracts at those facilities. The Company had no natural gas commitments outstanding at December 31, 2004 and 2003. The Company recorded a gain of $16 at December 31, 2002 for the difference between the fair value and carrying value of its remaining natural gas commitments.

Interest Rate Swaps

The Company periodically uses interest rate swaps to alter interest rate exposures between fixed and floating rates on certain long-term debt. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount.

Effective December 1, 2003, the Company entered into a $34,000 interest rate swap agreement structured for the Parish of Ascension IRBs (see Note 9). Under this agreement, the Company received a fixed rate of 10.0% and paid a variable rate equal to the 6-month LIBOR plus 630 basis points. The Company cancelled this swap in the third quarter of 2004 for a fee of $610. The Company realized a gain in 2002 of $1,722 related to a swap that matured on December 1, 2002.

The net impact of interest rate swaps was a decrease in the Company’s interest expense of $456 and $62 in 2004 and 2003, respectively, and an increase in interest expense of $2,566 in 2002. The 2003 year-end fair value loss on the $34,000 interest rate swap was $483.

The following table summarizes the weighted average interest rates for the swaps used by the Company. The Company had no swaps outstanding at December 31, 2004.

	2004	2003	2002
Average rate paid	7.9%	7.6%	13.7%
Average rate received	10.0%	10.0%	1.9%

9. Debt and Lease Obligations

Debt outstanding at December 31, 2004 and 2003 is as follows:

	December 31, 2004		December 31, 2003
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
9.2% debentures due 2021	$114,800	—	$114,800	—
7.875% debentures 2023	246,782	—	246,782	—
Sinking fund debentures:
8.375% due 2016	78,000	—	78,000	—
9.25% due 2019	—	—	47,295	—
9% second-priority senior secured notes due 2014	325,000	—	—	—
Floating rate second-priority senior secured notes due 2010 (at an average rate of 6.6% in 2004)	150,000	—	—	—
Industrial Revenue Bonds (at an average rate of 10.0% in 2004 and 3.1% in 2003)	34,000	—	34,000	—
Other (at an average rate of 9.3% in 2004 and 8.1% in 2003)	7,234	$2,383	9,089	$2,221

Total current maturities of long-term debt		2,383		2,221

Short-term debt (primarily foreign bank loans at an average rate of 8.4% in 2004 and 4.8% in 2003)	—	9,205	—	5,946

Total debt	$955,816	$11,588	$529,966	$8,167

The Company entered into a three-year asset based revolving credit facility in the third quarter of 2002 (the “Credit Facility”), which provides for a maximum borrowing of $175,000, including letters of credit (“LOC”). The Company amended this Credit Facility (the “Amended Credit Facility”) on August 12, 2004 as part of the Apollo Transaction. The Amended Credit Facility is a five-year asset based revolving credit facility with the same borrowing capacity as the Credit Facility. The Amended Credit Facility is secured with inventory and accounts receivable in the U.S., Canada and the U.K., a portion of property and equipment in Canada and the U.K. and the stock of certain subsidiaries. At December 31, 2004, the net book value of the collateral securing the Amended Credit Facility, excluding the stock of subsidiaries, was approximately $266,000. Maximum borrowing allowable under the Amended Credit Facility is calculated monthly (quarterly, if availability is greater than $100,000) and is based upon specific percentages of eligible accounts receivable, inventory and fixed assets. The Amended Credit Facility contains restrictions on dividends, capital expenditures ($37,500 from August 12, 2004 to December 31, 2004; $75,000 in 2005) and payment of management fees ($3,000 per year or 2% of Segment EBITDA). It also includes a minimum trailing twelve-month fixed charge coverage ratio of 1.1 to 1.0 if aggregate availability is less than $50,000. The trailing twelve-month fixed charge coverage ratio requirement does not apply when aggregate availability exceeds $50,000. At December 31, 2004, the maximum borrowing allowable under the Amended Credit Facility was approximately $174,700, of which approximately $127,800, after outstanding LOCs and other draws, was unused and available. As a result, the Company has no fixed charge coverage ratio requirements at the end of 2004.

Under the terms of the Amended Credit Facility, the Company has the ability to borrow funds at either the prime rate plus an applicable margin (“the prime rate option”) or at LIBOR plus an applicable margin. The Company must designate which option it chooses at the time of the borrowing. Currently, the applicable margin for any prime rate borrowing is 50 basis points and for any LIBOR borrowing is 200 basis points. For LOCs issued under the Amended Credit Facility, the Company pays a per annum fee equal to the LIBOR applicable margin, or 2.00%, plus a fronting fee of .125%. In addition, the Company pays a .375% per annum fee on the amount of the revolving loan commitment less any borrowings or outstanding LOCs. The Company incurred commitment fees of $650, $557 and $363 in 2004, 2003 and 2002, respectively, related to the Amended Credit Facility.

As discussed in Note 1, in conjunction with the Apollo Transaction, the Company formed two wholly owned finance subsidiaries that borrowed a total of $475 million through a private debt offering. Of the debt, $325 million is second-priority senior secured notes due 2014 (“the Fixed Rate Notes”), which bear an interest rate of 9%. The remaining $150 million of debt is second-priority senior secured floating rate notes due 2010 (“the Floating Rate Notes”).

Interest on the Floating Rate Notes will be paid each January 15, April 15, July 15 and October 15. Interest on the Floating Rate Notes accrues at an annual rate, reset quarterly, equal to LIBOR plus 475 basis points. At December 31, 2004, the interest rate on the Floating Rate Notes was 6.82%. The notes mature July 15, 2010. These notes may be redeemed at any time on or after July 15, 2006 at the applicable redemption price set forth in the indenture for the notes. In addition, up to 35% of these notes may be redeemed prior to July 15, 2006 with cash proceeds from certain equity offerings at the applicable redemption price set forth in the indenture for the notes. Prior to July 15, 2009, the Floating Rate Notes may be redeemed at a price equal to 100% of the principal amount plus accrued interest plus the “make-whole” premium as defined in the indenture for the notes. The Floating Rate Notes may also be redeemed upon certain changes in tax laws or upon a change in control. There is no sinking fund for the Floating Rate Notes.

Interest on the Fixed Rate Notes will be paid each January 15 and July 15. The notes mature July 15, 2014. These notes may be redeemed at any time on or after July 15, 2009 at the applicable redemption price set forth in the indenture for the notes. In addition, up to 35% of these notes may be redeemed prior to July 15, 2007 with cash proceeds from certain equity offerings at the applicable redemption price set forth in the indenture for the notes. Prior to July 15, 2009, the Fixed Rate Notes may be redeemed at a price equal to 100% of the principal amount plus accrued interest plus the “make-whole” premium as defined in the indenture for the notes. The Fixed Rate Notes may also be redeemed upon certain changes in tax laws or upon a change in control. There is no sinking fund for the Fixed Rate Notes.

The Company’s Australian subsidiary entered into a five-year secured credit facility in the fourth quarter of 2003 (the “Australian Facility”), which provides for a maximum borrowing of AUD$19,900, or approximately $15,500. At December 31, 2004, outstanding debt under this facility was $11,295, of which $6,557 is classified as long-term. In addition, there was approximately $3,334 of short term debt under the facility. The Australian Facility provided the funding for the Fentak acquisition made in the fourth quarter of 2003 (see Note 3) and is secured by liens against substantially all of the assets of the Australian business including the stock of Australian subsidiaries. At December 31, 2004, the net book value of the collateral securing the Australian Facility was approximately $29,700. In addition, the Company pledged the stock of its Australian subsidiary as collateral for borrowing under the Australian Facility. This facility includes a fixed rate facility used for the acquisition, as well as a revolver. At December 31, 2004, $7,961 was outstanding under the fixed rate facility at an interest rate of 6.4%. The Australian Facility contains restrictions relative to the Australian businesses on dividends, the sale of assets and additional borrowings. The Australian Facility also contains financial covenants applying to the Australian subsidiaries including current ratio, interest coverage, debt service coverage and leverage. The fixed portion of the Australian Facility requires minimum quarterly principal reductions totaling AUD$450 (approximately $350). The Australian Facility requires semi-annual principal reductions based on a portion of excess cash as defined in the agreement. At December 31, 2004, the maximum borrowing allowable under the Australian Facility was AUD$18,100 (approximately $14,100), of which about AUD$3,600 (approximately $2,800), after outstanding LOCs and other draws, was unused and available. The Company incurred commitment fees of $173 in 2004 related to the Australian Facility.

Additional international credit facilities provide availability totaling approximately $26,100. Of this amount, approximately $12,200 (net of approximately $3,900 of borrowings, LOCs and other guarantees of approximately $4,600 and $5,400 of other draws) was available to fund working capital needs and capital expenditures at December 31, 2004. These credit facilities have various expiration dates ranging from 2006 through 2008. Of the total $3,935 of outstanding debt, $677 was classified as long-term. While these facilities are primarily unsecured, portions of the lines are secured by equipment. At December 31, 2004, the net book value of collateral securing a portion of these facilities was approximately $750. The Company guarantees up to $6,700 of the debt of one of its Brazilian subsidiaries, included in these facilities.

The Company and HAI had affiliated borrowing arrangements with Foods and BWHLLC during 2003 and 2004. See Note 6.

HAI entered into a three-year asset based revolving credit facility on January 28, 2004, which provides for a maximum borrowing of $15,000, as amended on October 29, 2004 (the “HAI Facility”). The HAI Facility replaced the affiliated loan agreement with Foods. Maximum borrowing allowable under the HAI Facility is based upon specific percentages of eligible accounts receivable and inventory and is secured with inventory, accounts receivable and property and equipment of HAI. At December 31, 2004, the net book value of collateral securing the HAI Facility was approximately $33,600. The HAI Facility provides up to $2,000 for LOCs. The HAI Facility contains restrictions relative to HAI on dividends, affiliate transactions, minimum availability ($2,000), additional debt and capital expenditures ($2,000 in 2005). In addition, HAI is required to maintain a minimum trailing twelve-month debt coverage ratio of 1.5 to 1.0 and a monthly debt to tangible capital ratio of less than 2.5 to 1.0. At December 31, 2004, borrowing allowable under the HAI Facility was approximately $13,800, of which approximately $11,800 was unused and available, after the minimum availability requirement. Commitment fees of $66 were incurred in 2004 related to the HAI Facility.

At December 31, 2004, the Company was in compliance with the material covenants and restrictions in all of the Company’s credit facilities.

In addition, the Company finances certain insurance premiums. Short-term borrowings under this arrangement include $3,588 and $2,548 at December 31, 2004 and 2003, respectively.

On October 1, 2003, the Company exercised its option to redeem, at par, the remaining $885 of County of Maricopa Industrial Revenue Bonds (“IRBs”).

In October 2003, the Company converted the $34,000 Parish of Ascension (IRBs) to a fixed interest rate and, by doing so, eliminated the requirement to maintain a backup letter of credit of approximately $34,500. The $34,000 IRBs are related to the acquisition, construction and installation of air and water pollution control facilities that are no longer owned by the Company. The tax-exempt status of the IRBs is based upon there being no change in the use of the facilities, as defined by the Internal Revenue Code. The Company continues to monitor the use of the facilities by the current owner. If a change in use were to occur, the Company could be required to take remedial action, including redeeming all of the bonds.

In addition, the Company redeemed its 9.25% debentures on August 12, 2004 for total cash of $49,249. Included in the total cash paid was $47,295 for the principal of the debentures, $1,069 of accrued interest and an early redemption premium of $885. The redemption was funded with cash received from the $475 million private debt offering discussed above.

During the fourth quarter of 2002, the Company repurchased $7,368 of the outstanding publicly held bonds for $4,510 plus fees. A $2,741 gain on the extinguishment of the bonds was recognized in 2002 and is included in Other non-operating income.

Aggregate maturities of total debt and minimum annual rentals under operating leases at December 31, 2004, for the Company are as follows:

Year	Debt	Minimum Rentals Under Operating Leases
2005	$11,588	$11,641
2006	1,991	8,919
2007	1,489	6,370
2008	3,754	4,734
2009	34,000	2,546
2010 and beyond	914,582	4,307

	$967,404	$38,517

Rental expense amounted to $13,451, $15,362 and $15,152 in 2004, 2003 and 2002, respectively.

10. Guarantees, Indemnifications and Warranties

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

Indemnities related to the pre-closing operations of sold assets normally do not represent additional liabilities to the Company, but simply serve to protect the buyer from potential liability associated with the Company’s existing obligations at the time of sale. As with any liability, the Company has accrued for those pre-closing obligations that are considered probable and reasonably estimable. Amounts recorded are not significant at December 31, 2004.

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

Subsidiary Guarantees

The Company and certain of its subsidiaries guarantee the debt of its two finance subsidiaries totaling $475 million. See Note 19.

The Company guarantees the bank debt of one of its Brazilian subsidiaries up to a maximum U.S. equivalent of $6,700.

In connection with the conversion in 2003 of the $34,000 Parish of Ascension IRBs to a fixed rate, the Company’s Canadian and U.K. subsidiaries have guaranteed its IRBs.

Warranties

The Company does not make express warranties on its products, other than that they comply with the Company’s specifications; therefore, the Company does not record a warranty liability. Adjustments for product quality claims are not material and are charged against sales revenues.

11. Commitments and Contingencies

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

Accruals for environmental matters are recorded following the guidelines of Statement of Position 96-1, “Environmental Remediation Liabilities,” when it is probable that a liability has been incurred and the amount of the liability can be estimated. Environmental accruals are reviewed on an interim basis and as events and developments warrant. Based on management’s estimates, which are determined through historical experience and consultation with outside experts, the Company has recorded liabilities, relating to 55 locations, of approximately $38,200 and $38,600 at December 31, 2004 and 2003, respectively, for all probable environmental remediation, indemnification and restoration liabilities. These amounts include estimates of unasserted claims the Company believes are probable of loss and reasonably estimable. Based on the factors discussed below and currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $25,000 to $77,000, in the aggregate, at December 31, 2004. This estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based, and in order to establish the upper end of such range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. The Company has not taken into consideration insurance coverage or any anticipated recoveries from other third parties in determining the liability or range of possible outcomes. The Company’s current insurance coverage provides very limited, if any, coverage for environmental matters.

Following is a more detailed discussion of the Company’s environmental liabilities and related assumptions:

BCP Geismar Site – The Company formerly owned a basic chemicals and polyvinyl chloride business which was taken public as Borden Chemicals and Plastics Operating Limited Partnership (“BCPOLP”) in 1987. The Company retained a 1% interest and the general partner interest, which were held by its subsidiary, BCPM. The Company also retained the liability for certain environmental matters after BCPOLP’s formation. Under a Settlement Agreement approved by the United States Bankruptcy Court for the District of Delaware among the Company, BCPOLP, BCPM, the United States Environmental Protection Agency (“EPA”) and the Louisiana Department of Environmental Quality, the Company agreed to perform certain of BCPOLP’s obligations with respect to environmental conditions at BCPOLP’s Geismar, Louisiana site. These obligations are related to soil and groundwater contamination at the Geismar site. The Company bears the sole responsibility for these obligations, as there are no other potentially responsible parties (“PRPs”) or third parties from which the Company can seek reimbursement, and no additional insurance recoveries are expected.

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

The Company has recorded a liability of approximately $21,100 and $21,600 at December 31, 2004 and 2003, respectively, related to the BCP Geismar site. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with this site may fall within a range of $13,900 to $32,100, depending upon the factors discussed above. Due to the long-term nature of the project, the reliability of timing and the ability to estimate remediation payments, this liability was recorded at its net present value, assuming a 3% discount rate and a time period of thirty years and the range of possible outcomes is discounted similarly. The undiscounted liability is approximately $32,100 over thirty years.

Following are expected payments for each of the next five years, and a reconciliation of the expected aggregate payments to the liability reflected at December 31, 2004:

2005	$2,600
2006	1,600
2007	1,600
2008	1,500
2009	700
Remaining aggregate payments	24,100

Total undiscounted liability	32,100
Less: discount to net present value	(11,000)

Liability per Consolidated Balance Sheet	$21,100

Superfund Sites / Offsite Landfills - The Company is currently involved in environmental remediation activities at 26 sites in which it has been notified that it is, or may be, a PRP under the United States Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state “superfund” laws. The Company has recorded liabilities of approximately $7,900 and $7,600 at December 31, 2004 and 2003, respectively, related to these sites. The Company anticipates approximately 60% of this liability will be paid within the next five years, with the remaining payments occurring over the next twenty-five years. The Company generally does not bear a significant level of responsibility for these sites, and therefore, has little control over the costs and timing of cash flows. At 16 of the 26 sites, the Company’s share is less than 1%. At the remaining 10 sites, the Company has a share of up to 8.8% of the total liability which accounts for $6,700 and $6,400 of the total amount reserved for superfund / offsite landfill sites at December 31, 2004 and 2003, respectively. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with all superfund sites may be as low as $5,200 or as high as $17,300, in the aggregate. In estimating both its current reserves for environmental remediation at these sites and the possible range of additional costs, the Company has not assumed that it will bear the entire cost of remediation of every site to the exclusion of other known PRPs who may be jointly and severally liable. The Company has limited information to assess the viability of other PRPs and their probable contribution on a per site basis. The range of possible outcomes also takes into account the maturity of each project, which results in a more narrow range as the project progresses. The Company’s ultimate liability will depend on many factors including its volumetric share of waste, the financial viability of other PRPs, the remediation methods and technology used, the amount of time necessary to accomplish remediation, and the availability of insurance coverage. The Company’s insurance provides very limited, if any, coverage for these environmental matters.

Sites Under Current Ownership - The Company is conducting environmental remediation at 7 locations currently owned by the Company, of which 4 sites are no longer operating. There are no other parties responsible for remediation at these sites. Much of the remediation is being performed by the Company on a voluntary basis; therefore, the Company has greater control over the costs to be incurred and the timing of cash flows. The Company has accrued approximately $5,400 and $5,200 at December 31, 2004 and 2003, respectively, for remediation and restoration liabilities at these locations. The Company anticipates approximately $3,700 of these liabilities will be paid within the next three years, with the remaining amounts being paid over the next ten years. Approximately $3,700 of these reserves is included in the Company’s business realignment reserve, as the environmental clean up is being handled in conjunction with planned closure of the location (see Note 4). Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $3,200 to $14,100, in the aggregate. The factors influencing the ultimate outcome include the methods of remediation to be elected, the conclusions and assessment of site studies remaining to be completed and the time period required to complete the work.

Other Sites - The Company is conducting environmental remediation at 9 locations (10 locations as of December 31, 2003) formerly owned by the Company. The Company has accrued approximately $2,500 and $2,400 at December 31, 2004 and 2003, respectively, for remediation and restoration liabilities at these locations. The Company anticipates cash outflows of approximately $2,000 within the next three years, with the remainder occurring over the next ten years. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $1,900 to $11,300, in the aggregate. The primary drivers in determining the final costs to the Company on these matters are the method of remediation selected and the level of participation of third parties.

In addition, the Company is responsible for 11 sites that require monitoring where no additional remediation is expected and has also established accruals for other related costs, such as fines and penalties. The Company has accrued approximately $1,300 and $1,800 at December 31, 2004 and 2003, respectively, related to these sites. Payment of these liabilities is anticipated to occur over the next ten years. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $800 and $2,200, in the aggregate. The ultimate cost to the Company will be influenced by any variations in projected monitoring periods or by findings that are better or worse than anticipated findings.

The Company formerly operated the Smith Douglass fertilizer business which included a phosphate processing operation in Manatee County, Florida and an animal food processing operation in Hillsborough County, Florida. Both operations were sold in 1980. The EPA has sent the Company and another former owner of the Manatee County facility a request for $112 relating to oversight costs incurred when the site was abandoned by its current owner. The Company is disputing the charge. The Company is aware that state and Federal environmental agencies have taken measures to prevent the off-site release of water from rainfall that accumulated in the drainage ditches and lagoons surrounding the gypsum piles located on this site. The Company is aware that the current owner of the Hillsborough County site ceased operations in March of 2004 and is working with governmental agencies to effect closure of that site. At this time, the Company has received an information request from the EPA, but has not received any demands from any governmental agencies or others regarding the closure and environmental cleanup at this site, which the Company believes is the responsibility of the current owner. While it is reasonably possible some costs could be incurred related to these sites, the Company has inadequate information to enable it to estimate a potential range of liability, if any. As of December 31, 2004, the Company had a reserve of $63 relating to these matters.

Non-Environmental Legal Matters

Following is a discussion of non-environmental legal proceedings that are not in the ordinary course of business:

Imperial Home Décor Group - In 1998, pursuant to a merger and recapitalization transaction sponsored by The Blackstone Group (“Blackstone”) and financing arranged by The Chase Manhattan Bank (“Chase”), Borden Decorative Products Holdings, Inc. (“BDPH”), a wholly owned subsidiary of the Company, was acquired by Blackstone and subsequently merged with Imperial Wallcoverings to create Imperial Home Décor Group (“IHDG”). Blackstone provided $84,500 in equity, a syndicate of banks funded $198,000 of senior secured financing and $125,000 of senior subordinated notes were privately placed. The Company received approximately $309,000 in cash and 11% of IHDG common stock for its interest in BDPH at the closing of the merger. On January 5, 2000, IHDG filed for reorganization under Chapter 11 of the U. S. Bankruptcy Code. The IHDG Litigation Trust (the “Trust”) was created pursuant to the plan of reorganization in the IHDG bankruptcy to pursue preference and other avoidance claims on behalf of the unsecured creditors of IHDG. In November 2001, the Trust filed a lawsuit against the Company and certain of its affiliates in U.S. Bankruptcy Court in Delaware seeking to have the IHDG recapitalization transaction voided as a fraudulent conveyance and asking for a judgment to be entered against the Company for $314,400 plus interest, costs and attorney fees. An effort to resolve this matter through non-binding mediation was unsuccessful in resolving the case and the parties are preparing for trial.

The Company has an accrual of $3,600 for legal defense costs related to this matter. The Company has not recorded a liability for any potential losses because a loss is not considered probable based on current information. The Company believes it has strong defenses to the Trust’s allegations and intends to defend the case vigorously. While it is reasonably possible the resolution of this matter may result in a loss due to the many variables involved, the Company is not able to estimate the range of possible outcomes at this time.

Brazil Tax Claim - In 1992, the State of Sao Paulo Administrative Tax Bureau issued an assessment against the Company’s primary Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes, characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions, and the subsidiary has filed an administrative appeal seeking cancellation of the assessment. The Administrative Court upheld the assessment in December 2001. In 2002, the subsidiary filed a second appeal with the highest-level Administrative Court, again seeking cancellation of the assessment. Argument was made to the court in September 2004 and the Company is awaiting its ruling.

At December 31, 2004, the amount of the assessment, including tax, penalties, monetary correction and interest, is 60.8 million Brazilian Reais, or approximately $22,900. The Company believes it has a strong defense against the assessment and will pursue the appeal vigorously, including appealing to the judicial level; however, there is no assurance that the assessment will not be upheld. At this time the Company does not believe a loss is probable; therefore, only related legal fees have been accrued. Reasonably possible losses to the Company resulting from the resolution of this matter range from zero to $22,900.

HAI Grand Jury Investigation –HAI received a grand jury subpoena dated November 5, 2003 from the U.S. Department of Justice Antitrust Division relating to a foundry resins Grand Jury investigation. HAI has provided documentation in response to the subpoena. As is frequently the case when such investigations are in progress, various antitrust lawsuits have been brought against the Company alleging that the Company and HAI, along with various other entities, engaged in a price fixing conspiracy. At this time the Company does not believe a loss is probable; therefore, only related legal fees have been accrued. The Company does not have sufficient information to determine a range of possible outcomes for this matter at this time.

CTA Acoustics – From the third quarter 2003 to the first quarter 2004, six lawsuits were filed against the Company in the 27th Judicial District, Laurel County Circuit Court, in Kentucky, arising from an explosion at a customer’s plant where seven plant workers were killed and over 40 other workers were injured. The lawsuits primarily seek recovery for wrongful death, emotional and personal injury, loss of consortium, property damage and indemnity. The Company expects that a number of these suits will be consolidated. The litigation also includes claims by its customer against its insurer and the Company. The Company is pursuing a claim for indemnity against its customer, based on language in its contract with the customer, and a claim against a third party that performed services for the Company in connection with sales to the customer. The Company previously accrued $5,000, the amount of its insurance deductible, relating to these actions and has insurance coverage to address any payments and legal fees in excess of this amount.

Other Legal Matters - The Company has been served in two lawsuits filed in Hillsborough County, Florida Circuit Court which name the Company and several other parties, relating to an animal feed supplement processing site formerly operated by the Company and sold in 1980. The lawsuits are filed on behalf of multiple residents of Hillsborough County living near the site and allege various injuries related to exposure to toxic chemicals. At this time, the Company has inadequate information from which to estimate a potential range of liability, if any.

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

The Company has reserved approximately $19,800 and $24,000 at December 31, 2004 and 2003, respectively, relating to all non-environmental legal matters for legal defense and settlement costs that it believes are probable and estimable at this time. For the years ended December 31, 2004 and 2003, the Company recorded, in General and Administrative expense, legal fees of approximately $17,000 and $17,300, respectively, related to the non-environmental legal matters described above.

Other Commitments and Contingencies

The Limited Liability Agreement of HAI provides Delta, the Company’s partner in HAI, the right to purchase between 3-5% of additional interest in HAI each year, beginning in 2004. Delta is limited to acquiring a maximum of 25% of additional interest in HAI under this arrangement. Pursuant to this provision, in the first quarter of 2004, Delta provided the Company with written notice of its intention to exercise its option to purchase an additional 5% interest in 2004, and the purchase was completed in the third quarter of 2004 (see Note 3). Delta’s purchase price of the interest is based on the enterprise value of HAI determined by applying a contractually agreed upon multiple to EBITDA, as defined in the agreement. In the first quarter of 2005, Delta provided the Company with written notice of its intention to purchase an additional 5% interest in 2005.

The Fentak Pty. Ltd. acquisition agreement includes a contingent purchase consideration provision based on achievement of certain targeted earnings before interest and taxes. No payment was required in 2004. Maximum annual payments are AU$600 for the period 2005-2006.

12. Pension and Retirement Savings Plans

Most U.S. employees of the Company are covered under a non-contributory defined benefit plan (“the U.S. Plan”). The U.S. Plan provides benefits for salaried and certain hourly employees based on eligible compensation and years of credited service and for hourly employees who are covered under a collective bargaining agreement based on years of credited service. Certain employees in other countries are covered under other contributory and non-contributory defined benefit foreign plans that, in the aggregate, are insignificant and are included in the data presented herein.

Following is a rollforward of the assets and benefit obligations of the Company’s defined benefit plans. The Company uses a September 30 measurement date for its plans.

	2004	2003
Change in Benefit Obligation

Benefit obligation at beginning of year	$259,079	$263,364
Service cost	2,949	2,316
Interest cost	13,983	15,228
Actuarial losses	9,198	12,038
Foreign currency exchange rate changes	526	1,165
Benefits paid	(31,543)	(34,403)
Acquisitions / divestitures	—	(325)
Settlements / curtailments	—	(304)

	254,192	259,079

Change in Plan Assets

Fair value of plan assets at beginning of year	189,686	190,831
Actual return on plan assets	20,537	30,683
Foreign currency exchange rate changes	345	805
Employer contribution	973	1,770
Benefits paid	(31,543)	(34,403)

Fair value of plan assets at end of year	179,998	189,686

Plan assets less than benefit obligation	(74,194)	(69,393)
Unrecognized net actuarial loss	120,897	122,261
Unrecognized initial transition loss	12	21
Unrecognized prior service cost	919	1,348

Net amount recognized	$47,634	$54,237

Amounts recognized in the balance sheets, after reclassification of the prepaid pension asset to reflect a minimum pension liability adjustment, consist of:

	2004	2003
Accrued benefit liability	$(71,928)	$(67,526)
Intangible asset	919	1,348
Accumulated other comprehensive income	118,643	120,415

Net amount recognized	$47,634	$54,237

The weighted average rates used to determine benefit obligations for the Company were as follows:

	2004	2003
Discount rate	5.5%	5.8%
Rate of increase in future compensation levels	4.0%	4.0%

The following summarizes the Company’s benefit obligations and plan assets:

	2004	2003
Projected benefit obligation	$254,192	$259,079
Accumulated benefit obligation	251,429	256,972
Fair value of plan assets	179,998	189,686

While the Company reports the entire liability for the U.S. Plan, which is sponsored by the Company, its participants also include certain Foods’ former associates and certain Consumer Adhesives’ former associates. Therefore, the tables summarizing the pension activities for the Company’s defined benefit pension plans include the liabilities and assets relating to these businesses. However, prior to 2004, Foods and Consumer Adhesives reimbursed the Company for the expense associated with their respective participants in the U.S. Plan. Consequently, the expense table excluded the expense relating to Foods and Consumer Adhesives. The Company reached a final settlement relating to these expenses in 2003. Expense reimbursements received by the Company from Foods and Consumer Adhesives totaled $1,061 and $1,012 in 2003 and 2002, respectively. Because of the settlement reached in 2003, the Company did not receive any expense reimbursements in 2004, and does not anticipate any future reimbursements from either Foods or Consumer Adhesives.

Following are the components of net pension expense recognized by the Company for the years ended December 31:

	2004	2003	2002
Service cost	$2,949	$2,101	$3,602
Interest cost on projected benefit obligation	13,983	14,803	16,727
Expected return on assets	(16,634)	(15,481)	(19,386)
Amortization of prior service cost	429	386	395
Amortization of initial transition asset	9	10	12
Recognized actuarial loss	6,509	7,116	4,102
Settlement / curtailment loss	—	411	13,600

Net pension expense	$7,245	$9,346	$19,052

The weighted average rates used to determine net pension expense for the Company were as follows:

	2004	2003	2002
Discount rate	5.8%	6.5%	7.2%
Rate of increase in future compensation levels	4.0%	4.2%	4.5%
Expected long-term rate of return on plan assets	8.2%	8.2%	8.3%

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

Following is a summary of actual 2004 and 2003, at the measurement date, and target 2005 allocations of plan assets by investment type:

	Actual		Target
	2004	2003	2005
Fixed income securities	35%	49%	40%
Equity securities	61%	31%	60%
Cash and short-term investments	4%	20%	—

	100%	100%	100%

In 2003, the Company reviewed its target allocation of plan assets based on projections and expected timing of future benefit payments. Based on this review, the Company set a new allocation target of 60% equities and 40% debt. The Company’s pension portfolio does not include any significant holdings in real estate.

Estimated future benefit payments under the Company’s defined benefit plans as of December 31, 2004 are as follows:

2005	$26,605
2006	26,166
2007	24,411
2008	23,241
2009	22,170
2010 – 2014	98,598

The Company expects to make contributions totaling approximately $7,300 to its defined benefit plans in 2005.

In 2003, the Company was informed by the IRS that cash balance plans may be required to be amended because of recent ERISA rulings that found some cash balance plans to be discriminatory. The IRS indicated that the U.S. Plan should continue to operate as currently designed until new guidance is available. There is insufficient information to assess any potential impact to the Company of the ERISA ruling at this time.

Most employees not covered by the Company’s U.S. and foreign defined benefit pension plans are covered by collective bargaining agreements, which are generally effective for five years. Under Federal pension law, there would be continuing liability to these pension trusts if the Company ceased all or most participation in any such trust, and under certain other specified conditions. The Consolidated Statements of Operations include charges of $556, $472 and $504 in 2004, 2003 and 2002, respectively, for payments to pension trusts on behalf of employees not covered by the Company’s plans.

The Company also provides a defined contribution plan to its U.S. employees. Eligible salaried and hourly employees may contribute up to 5% of their pay (7% for certain longer service salaried employees), as basic contributions to the plan. The Company contributes monthly to the plan an amount equal to at least 50%, and up to 100%, of basic contributions. The Company has the option to make additional contributions based upon financial performance. Additionally, the Company provides benefits under various defined contribution plans to employees in certain international locations. Total charges to operations for matching contributions under these plans in 2004, 2003 and 2002 were $6,177, $6,560 and $5,647, respectively.

The Company also provides executives with a nonqualified plan that provides an opportunity for executives to elect deferral of compensation and also provides retirement benefits in cases where executives cannot fully participate in the defined benefit or defined contribution plan because of plan and Internal Revenue Service limitations. This plan will be amended in 2005 to comply with the deferred compensation provisions of the American Jobs Creation Act of 2004.

13. Non-Pension Postretirement Benefits

The Company provides certain health and life insurance benefits for eligible domestic and Canadian retirees and their dependents. The cost of postretirement benefits is accrued during employees’ working careers. Domestic participants who are not eligible for Medicare are generally provided with the same medical benefits as active employees. Until September 2003, participants who were eligible for Medicare were provided with supplemental benefits. In September 2003, the plan was amended, as discussed below. Canadian participants are provided with supplemental benefits to the respective provencial healthcare plan in Canada. The domestic postretirement medical benefits are contributory; the Canadian medical benefits are non-contributory. The domestic and Canadian postretirement life insurance benefits are non-contributory. Benefits are funded on a pay-as-you-go basis.

In 2003, the Company amended its medical benefit plan such that, effective September 1, 2003, medical benefits are no longer provided to the Company’s retirees and their dependents who are over age 65. The Company has made an arrangement with a major benefits provider to offer affected retirees and their dependents continued access to medical and prescription drug coverage, including coverage for pre-existing conditions. The Company subsidized a portion of the cost of coverage for affected retirees and dependents through December 2004 to assist retirees’ transition to alternative medical coverage. As a result of these actions, in 2003 the Company’s liability related to providing post-retirement medical benefits was reduced by approximately $88,000. The Company’s unrecognized prior service cost was adjusted for the impact of the amendment, and the adjustment is being amortized over the estimated remaining years of service of approximately nine years (2003 – 2012).

In 2004, the Company again amended its retiree medical benefit plan to reduce subsidies to retirees effective January 1, 2005, and eliminate remaining subsidies effective January 1, 2006, except in certain cases where contractual obligations exist. As a result of this amendment, the Company’s liability related to providing postretirement medical benefits was further reduced by $7,900 in 2004. The Company’s unrecognized prior service cost has been adjusted to reflect this amendment. The prior service cost will be amortized over nine years (2004 – 2013), which is the estimated remaining years of service. The amount of amortization of prior service cost recorded in 2004 that related to the new plan amendment was $300.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare (“Medicare Part D”) that provides several options for Medicare eligible participants and employers, including a federal subsidy to companies that elect to provide a retiree prescription drug benefit which is at least actuarially equivalent to Medicare Part D. The Act provides for a two-year transition period to allow for, among other items, the possibility that companies may amend existing plans. There are significant uncertainties regarding the eventual regulations required to implement the Act, as well as the Act’s overall effect on plan participant’s coverage choices and the related impact on their health care costs. As such, the effects of the Act are not reflected in the accumulated postretirement benefit obligation as of December 31, 2004 or in the 2004 net periodic postretirement benefit cost. Because the Company does not provide prescription drug coverage to domestic retirees and dependents who are over age 65, the Company does not believe that the provisions of the Act will have a material impact on its postretirement medical plans.

Following is a rollforward of the changes in the non-pension postretirement benefit obligations of the Company for the years ended December 31. The Company uses a measurement date of September 30.

	2004	2003
Change in Benefit Obligation

Benefit obligation at beginning of year	$32,205	$131,609
Service cost	138	72
Interest cost	1,627	3,938
Contributions by plan participants	459	2,176
Actuarial gains	(2,129)	(4,683)
Plan amendments	(7,900)	(88,168)
Benefits paid	(5,225)	(12,889)
Foreign currency exchange rate changes	99	150

Benefit obligation at end of year	19,274	32,205
Unrecognized net actuarial gain	5,944	3,809
Unrecognized prior service benefit	84,056	86,830

Accrued postretirement obligation at end of year	$109,274	$122,844

The weighted average rates used to determine benefit obligations for the Company were as follows:

	2004	2003
Discount rate	5.7%	5.8%

The net postretirement (benefit) expense table excludes the expense related to Foods for 2002; Foods reimbursed the Company $509 for the expense related to Foods’ participants in that year.

Following are the components of net postretirement (benefit) expense recognized by the Company for 2004, 2003 and 2002:

	2004	2003	2002
Service cost	$138	$72	$64
Interest cost on projected benefit obligation	1,627	3,938	8,249
Amortization of prior service benefit	(10,566)	(8,552)	(3,294)
Recognized actuarial gain	(107)	(122)	(1)

Net postretirement (benefit) expense	$(8,908)	$(4,664)	$5,018

The weighted average rates used to determine net postretirement (benefit) expense for the Company were as follows:

	2004	2003	2002
Discount rate	5.8%	6.5%	7.3%

Following are the assumed health care cost trend rates at December 31, 2004 and 2003:

	2004	2003
Health care cost trend rate assumed for next year and ultimate trend rate – U.S. plan	5.25%	5.25%
Health care cost trend rate assumed for next year – Canadian Plan	7.5%	7.8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate) – Canadian Plan	4.4%	4.4%
Year that the rate reaches the ultimate trend rate – Canadian Plan	2015	2015

A one-percentage-point change in the assumed health care cost trend rates would have the following impact on the Company:

	1% increase	1% decrease
Effect on total service cost and interest cost components	$91	$(75)
Effect on postretirement benefit obligation	766	(646)

Estimated future plan benefit payments as of December 31, 2004 are as follows:

2005	$3,202
2006	1,813
2007	1,672
2008	1,539
2009	1,472
2010 – 2014	6,526

Also included in the Consolidated Balance Sheets at December 31, 2004 and 2003 are other postemployment benefit obligations of $5,228 and $5,879, respectively.

14. Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss as of December 31, 2004 and 2003 are as follows:

	2004	2003
Cumulative foreign currency translation adjustments	$(31,201)	$(49,923)
Minimum pension liability, net of tax	(76,292)	(78,270)

	$(107,493)	$(128,193)

15. Shareholder’s Deficit

Common Stock

Following is a rollforward of the Company’s common stock activity:

	Common Shares Outstanding	Treasury Stock
Balance December 31, 2001	199,121,749	858,970

Issuance of restricted stock	1,587,301	—
Common shares sold to management	333,333	—
Repurchase of management shares	(118,755)	—

Balance December 31, 2002	200,923,628	858,970
Repurchase of management shares	(28,000)	—

Balance December 31, 2003	200,895,628	858,970

Cancellation of restricted shares	(1,587,301)	—
Redemption of shares from parent	(102,069,058)	102,069,058
Repurchase of management shares	(333,333)	333,333

Balance December 31, 2004	96,905,936	103,261,361

Receivable from Parent

At December 31, 2004, the Company held $404,817 of notes receivable from BHI Acquisition, which accrue interest at 12% per year, payable quarterly, and mature on September 29, 2005. The notes were previously due from BHI, the Company’s parent prior to the Apollo Transaction. This receivable, reflected as a reduction in the Consolidated Statements of Shareholder’s Deficit, includes accrued interest of $155,855, $107,277 and $58,699 at December 31, 2004, 2003 and 2002, respectively. Paid-in capital includes the related interest income of $48,578, $48,578 and $58,699 for the years ended December 31, 2004, 2003 and 2002. In the Company’s 2001 Annual Report on Form 10-K, the Company expressed its intention to cancel this note receivable; therefore, a valuation allowance of $10,120 was placed on the accrued interest at that date. During 2002, the Company decided to defer canceling the note, reversed this valuation allowance and resumed accruing the related interest. Historically, BHI funded the payment of the interest on the note through common dividends received from the Company. The Company has not received a payment on the accrued interest, nor has the Company paid an associated dividend, since October 15, 2001.

16. Stock Based Compensation

Stock Options

The Company accounts for stock-based compensation under APB No. 25 and has adopted the disclosure-only provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” During 2004, BHI Acquisition granted options to purchase BHI Acquisition common stock to key employees of the Company under the BHI Option Plan. Prior to the Apollo Transaction, the Company had granted options under the BCI Option Plan.

Following is a summary of option activity under the BCI Option Plan for the three years ended December 31, 2004:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding beginning of year	5,532,360	$2.42	3,426,040	$3.59	6,871,380	$4.38
Options exercised	(4,968,250)	2.08	—	—	—	—
Options granted	330,000	2.00	3,457,500	2.00	1,492,000	2.25
Options forfeited	(894,110)	4.18	(1,351,180)	4.30	(4,937,340)	4.28

Options outstanding end of year	—	$—	5,532,360	$2.42	3,426,040	$3.59

During the first quarter of 2004, the Company granted 330,000 options to key employees to purchase the stock of BCI. The options ratably vested over five years, had an exercise price of $2.00 and were granted at their estimated fair value.

As a result of the Apollo Transaction, all 4,968,250 of the Company’s in-the-money options were exercised, resulting in the recognition of $3,716 of option expense, which is included in Transaction related compensation costs. The remaining options under the BCI Option Plan were terminated without payment.

During 2004, BHI Acquisition granted options to purchase 5,423,284 shares of BHI Acquisition stock, half of which vest ratably over a five-year period (the “five-year options”), while the remaining vest after the eighth anniversary of the grant date (the “eight-year options”). The eight-year options provide for accelerated vesting upon the sale of the Company and the achievement of certain financial targets. The five-year options and eight-year options were granted at fair value, but are treated as variable because the BHI Option Plan is a book value plan with the value of the options determined by a formula. The Company has not recorded any expense under APB No. 25 related to these options, as their formula value is less than the exercise price.

At December 31, 2004, there were no exercisable options outstanding under the BHI Option Plan to purchase BHI Acquisition stock. At December 31, 2003, there were 583,488 exercisable options outstanding to purchase the Company’s stock under the BCI Option Plan, with a weighted average exercise price of $4.70.

Total expense recognized by the Company relating to the option plans was $3,716, $230 and $14 for the years ended December 31, 2004, 2003 and 2002, respectively.

Stock-Based Deferred Compensation Plans

Certain key employees of the Company have been granted 2,169,314 deferred common stock units under the BHI Acquisition Corp. 2004 Deferred Compensation Plan (“the Deferred Compensation Plan”), which is an unfunded plan. Each unit gives the grantee the right to one share of common stock of BHI Acquisition, following the completion of a forfeiture period, upon the earlier of termination of employment or upon certain other events triggered by a registration of BHI Acquisition common stock for sale to the public. The forfeiture period for 1,477,272 of the deferred units expired on December 10, 2004. The remaining 692,042 deferred units are subject to forfeiture until December 31, 2005. The Company recorded $4,300 of expense related to the Deferred Compensation Plan during 2004, and the related credit is in Paid-in capital.

In addition, the Company granted 1,587,301 shares of restricted stock of BCI during 2002, which was cancelled as a result of the Apollo Transaction. A payment of $2,587 was made to the holders of the restricted stock related to the cancellation. The Company recognized expense related to the restricted stock of $504, $1,191 and $892 for the years ended December 31, 2004, 2003 and 2002.

Unit Appreciation Rights

Certain current and former employees of the Company held unit appreciation rights (“UARs”) in BWHLLC granted by the Company during the years 1996 - 2000. As a result of the Apollo Transaction, which triggered a liquidation of the UAR plan, all 1,157,732 UARs outstanding were terminated without payment.

17. Income Taxes

Comparative analysis of the Company’s income tax expense (benefit) related to continuing operations follows:

	2004	2003	2002
Current
Federal	$(5,578)	$(9,899)	$(29,479)
State & Local	5,797	(737)	(380)
Foreign	6,767	(246)	11,574

Total	$6,986	$(10,882)	$(18,285)

Deferred
Federal	$136,318	$4,662	$12,040
State & Local	150	566	187
Foreign	2,883	995	3,796

Total	$139,351	$6,223	$16,023

Income tax expense (benefit)	$146,337	$(4,659)	$(2,262)

A reconciliation of the Company’s difference between income taxes related to continuing operations computed at Federal statutory tax rates and provisions for income taxes is as follows:

	2004	2003	2002
Income taxes computed at Federal statutory tax rate	$(11,666)	$6,411	$(3,157)
State tax provision, net of Federal benefits	(265)	(111)	(193)
Foreign tax differentials	680	(813)	3,502
Foreign source income also subject to U.S. taxation	5,463	9,324	1,777
Expenses not deductible for tax	14,018	373	(863)
Valuation allowance	86,541	5,401	16,672
Elimination of deferred tax liabilities of BCPM	—	(1,624)	—
Capital loss on sale of Melamine	—	(19,936)	—
Additional tax on foreign unrepatriated earnings	62,514	—	—
Adjustment of prior estimates and other	(10,948)	(3,684)	(20,000)

Income tax expense (benefit)	$146,337	$(4,659)	$(2,262)

Due to changes in circumstances in connection with the Apollo Transaction, the 2004 consolidated tax rate reflects a valuation allowance in the amount of $86,541 recorded against the Company’s deferred tax assets when management determined that it is more likely than not that these deferred tax assets will not be fully utilized in the future. Following the Apollo Transaction, Apollo made a determination that the unrepatriated earnings of the Company’s foreign subsidiaries are no longer considered permanently reinvested. As such, the 2004 consolidated tax rate reflects an additional provision of $62,514 for taxes associated with the unrepatriated earnings of the Company’s foreign subsidiaries. In addition, the 2004 consolidated tax rate reflects income tax expense of $14,018, which primarily pertains to Apollo Transaction costs (see Note 1), which are not deductible for income tax purposes. These amounts are partially offset by a net tax benefit of $10,948 relating to certain state and Internal Revenue Service (“IRS”) settlements, as well as changes in prior estimates.

The 2003 consolidated rate reflects a benefit of $19,936 from the sale of the stock of Melamine in 2003. The tax basis of the stock exceeded the tax basis of the assets and this additional basis was not recognized until the stock sale was completed in 2003. This benefit is a capital loss carryforward that can only be used against capital gains; therefore, a valuation reserve was established for the full amount of this benefit. The 2003 consolidated rate also reflects a reduction of the valuation reserve in the amount of $14,534 related to benefits which the Company believed were more likely than not to be realized. The 2003 tax rate also reflects the elimination of $1,624 of deferred tax liabilities associated with the BCPM bankruptcy. In addition, reserves for prior years’ Canadian and U.S. tax audits were reduced by $3,997 as a result of preliminary settlements of certain matters in the fourth quarter of 2003. The effective rate also reflects additional income tax expense of $9,324 on foreign dividend income and on deemed dividend income related to loans and guarantees from foreign subsidiaries.

The 2002 consolidated tax rate reflects a valuation allowance in the amount of $16,672 recorded against the benefit of certain deferred interest expense deductions, which are subject to usage limitations by the IRS, that the

Company believed were no longer more likely than not to be used. This expense is offset by the reduction of a $20,000 reserve for U.S. Federal income tax audits reflecting preliminary settlement of certain matters for the years 1998 and 1999 that were resolved in 2002.

The domestic and foreign components of the Company’s (Loss) income from continuing operations before income taxes are as follows:

	2004	2003	2002
Domestic	$(58,960)	$(30,706)	$(42,929)
Foreign	25,629	49,023	33,909

	$(33,331)	$18,317	$(9,020)

The tax effects of the Company’s significant temporary differences, and net operating loss and credit carryforwards, which comprise the deferred tax assets and liabilities at December 31, 2004 and 2003, are as follows:

	2004	2003
Assets
Non-pension postemployment benefit obligations	$42,237	$46,261
Accrued and other expenses	62,087	75,493
Loss and credit carryforwards	144,797	162,308
Pension liability	22,577	23,448

Gross deferred tax assets	271,698	307,510
Valuation allowance	(189,248)	(81,992)

	82,450	225,518

Liabilities
Property, plant, equipment and intangibles	36,830	77,558
Unrepatriated earnings of foreign subsidiaries	66,271	30,374
Foreign property, plant, equipment and other	12,580	9,060
Prepaid expenses	—	2,406

Gross deferred tax liabilities	115,681	119,398

Net deferred tax (liability) asset	$(33,231)	$106,120

The following table summarizes the Company’s presentation of its net deferred tax (liability) asset on the Consolidated Balance Sheets at December 31, 2004 and 2003:

	2004	2003
Assets
Current deferred income taxes	$522	$27,085
Long-term deferred income taxes	3,582	113,434

	4,104	140,519

Liabilities
Current deferred income taxes (Other current liabilities)	478	4,025
Long-term deferred income taxes (Other long-term liabilities)	36,857	30,374

	37,335	34,399

Net deferred tax (liability) asset	$(33,231)	$106,120

The Company’s net deferred tax liability at December 31, 2004 was $33,231, and primarily represents the Company’s liability for withholding taxes related to unrepatriated earnings from its foreign subsidiaries. As a result of Apollo’s decision to repatriate foreign earnings, the Company recorded a deferred tax asset of approximately $19,000 related to the tax effect of accumulated foreign currency translation adjustments, for which a full valuation allowance was recorded. Utilization of the Company’s deferred tax assets on a go-forward basis are significantly limited by statute; as such, at December 31, 2004, the Company has a valuation allowance of $189,248 on its deferred tax assets. The deferred tax assets are reduced by a valuation allowance when it is determined that it is more likely than not that these assets will not be fully utilized in the future. The Company’s remaining unreserved deferred tax assets are expected to offset deferred tax liabilities in future taxable periods.

To conform with the current year presentation, the Company reclassed its 2003 liability of $30,374 pertaining to unrepatriated earnings from Other long-term liabilities to Long-term deferred income taxes.

The Company and some of its affiliates have historically operated in over forty states across the U.S. Since 1995, the Company has divested a significant number of its businesses and generated significant taxable gains from these sales and divestitures. The Company has also utilized certain affiliated legal entities for the purposes of licensing its intellectual properties to related and unrelated parties and for providing loans and other financing for operations. Reserves have been established to provide for probable additional tax liabilities related to these transactions. At December 31, 2004, the Company has $25,047 accrued for probable tax liabilities and $6,875 accrued for expected payments to states as a result of settled IRS issues. As the various taxing authorities continue with their audit / examination programs, the Company will adjust its reserves to reflect these settlements.

The IRS has substantially completed audits of all years through 1999, and unresolved issues for the years 1994 - 1999 are currently under discussion with the Appeals Office of the IRS and the Competent Authority group of the U.S. Treasury Department. For tax years 1996 through 1999, agreement has been reached between the U.S. and Canadian Competent Authority that reduces previously disallowed allocations and royalties. Remaining unresolved issues generally include the appropriateness of expense allocations and royalty charges between U.S. and foreign jurisdictions, compensation excise tax assessments, certain carryback claims filed by the Company and the treatment of various business sale transactions undertaken by the Company during the period. Management believes the resolution of the above-described issues will not have a material impact on the Company’s financial results. The IRS has substantially completed the audit of tax years 2000 - 2001, and the results have been discussed and agreed upon by the Company. The years 2002, 2003 and 2004 remain open for examination.

The Canada Revenue Agency is currently auditing the Company’s Canadian subsidiary for the period 1991 - 1995. The years 1996 - 2004 remain open for inspection and examination by various Canadian taxing authorities. Since 1995, the Company has divested its Foods, Consumer Adhesives and wall coverings businesses, all of which had operations in Canada. Deposits have been made to offset the accrued probable additional taxes related to the divestiture of these businesses.

18. Segment and Geographic Data

The Company consists of three reportable segments: Forest Products, Performance Resins and International. Consolidated results also include Corporate and Other and Divested Business, which are reported separately. The product lines included in the Forest Products segment are formaldehyde and forest product resins. The key business drivers in the Forest Products segment are housing starts, furniture demand, panel production capacity and chemical sector operating conditions. The Performance Resins segment includes oilfield, foundry and specialty resins. In the Performance Resins segment, the key business drivers are housing starts, auto builds, active gas drilling rigs and the general industrial sector. The International segment consists of operations in Europe, Latin America and Asia Pacific. Principal countries of operation are the U.K., Brazil, Australia and Malaysia. Product lines include formaldehyde, forest product and performance resins and consumer products. In the International segment, the key business drivers are export levels, panel production capacity, housing starts, furniture demand and the local political environment. Corporate and Other represents general and administrative expenses and income and expenses related to liabilities retained from businesses sold in previous years. Divested Business includes Melamine, which was impaired in 2001, closed in early 2002 and subsequently sold in 2003. Operating results subsequent to the closure date represent revenue from the sale of inventory.

Operating Segments:

Following is a comparison of net sales and Segment EBITDA. Segment EBITDA is equal to net income (loss) before depreciation and amortization, interest expense, other non-operating expenses or income, income taxes and other adjustments (which include costs included in operating income associated with the Apollo Transaction, business realignment activities, certain costs primarily related to legacy businesses, dispositions and pension settlement charges, if any). Segment EBITDA is presented by reportable segment and for Corporate and Other and Divested Business of the Company for the years ended December 31, 2004, 2003 and 2002. Segment EBITDA information is presented with the Company’s segment disclosures because it is the measure used by the Company’s management in the evaluation of operating results and in determining allocations of capital resources among the business segments. It is also the metric used by the Company to set management and executive incentive compensation.

Sales to Unaffiliated Customers:

	2004	2003	2002
Forest Products	$896,089	$755,767	$634,619
Performance Resins	426,546	364,347	340,791
International	363,386	314,693	264,541
Divested Business	—	6	7,934

Total	$1,686,021	$1,434,813	$1,247,885

Sales by Product Line:

	2004	2003	2002
Forest products resins	$842,810	$704,930	$598,835
Formaldehyde	267,842	242,774	185,102
Specialty resins	252,998	226,161	211,233
Foundry resins	171,655	137,481	143,419
Oilfield products	108,451	86,487	60,598
International consumer products	37,696	31,050	34,957
Melamine	—	6	7,934
Other	4,569	5,924	5,807

Total	$1,686,021	$1,434,813	$1,247,885

Depreciation and Amortization Expense:

	2004	2003	2002
Forest Products	$21,142	$19,953	$19,259
Performance Resins	10,568	10,209	9,929
International	12,679	11,089	10,305
Corporate and Other	5,335	6,068	8,454

Total	$49,724	$47,319	$47,947

Segment EBITDA:

	2004	2003	2002
Forest Products	$111,359	$92,548	$92,918
Performance Resins	49,505	46,661	45,127
International	31,083	32,250	28,630
Corporate and Other	(37,496)	(43,713)	(44,949)

Total	$154,451	$127,746	$121,726

Total Assets at Year End:

	2004	2003	2002
Forest Products	$402,474	$400,950	$329,574
Performance Resins	213,135	202,482	205,385
International	291,154	252,303	204,777
Corporate and Other	137,351	138,131	271,811
Divested Business	—	—	233

Total	$1,044,114	$993,866	$1,011,780

Capital Expenditures:

	2004	2003	2002
Forest Products	$22,031	$21,726	$17,322
Performance Resins	6,062	9,830	13,744
International	8,421	8,708	5,691
Corporate and Other	3,243	1,556	2,016

Total	$39,757	$41,820	$38,773

The Company reports and manages its business through three operating segments, which do cross geographic boundaries. The following tables reflect sales and long-lived assets by major geographic area:

Sales to Unaffiliated Customers: (1)

	2004	2003	2002
United States	$1,048,531	$901,018	$812,667
Canada	274,104	219,102	170,677
United Kingdom	138,966	121,893	105,595
Other International	224,420	192,800	158,946

Total	$1,686,021	$1,434,813	$1,247,885

(1)	For purposes of geographic disclosures, sales are attributed to the country in which individual business locations reside.

Long-Lived Assets: (2)

	2004	2003	2002
United States	$251,218	$265,963	$277,349
Canada	73,518	63,109	51,042
United Kingdom	76,483	77,769	76,377
Other International	46,787	42,043	34,970

Total	$448,006	$448,884	$439,738

(2)	Long-lived assets include property, plant and equipment, net of accumulated depreciation.

The table below reconciles Segment EBITDA to net (loss) income, which management believes to be the most directly comparable GAAP financial measure.

Reconciliation of Segment EBITDA to Net (Loss) Income:

	2004	2003	2002
Segment EBITDA:
Forest Products	$111,359	$92,548	$92,918
Performance Resins	49,505	46,661	45,127
International	31,083	32,250	28,630
Corporate and Other	(37,496)	(43,713)	(44,949)

Reconciliation:
Depreciation and amortization	(49,724)	(47,319)	(47,947)
Adjustments to Segment EBITDA (described below)	(31,150)	(13,885)	(40,071)
Interest expense	(64,183)	(46,138)	(47,315)
Affiliated interest expense, net	(138)	(558)	(1,402)
Transaction related costs	(41,322)	—	—
Other non-operating (expense) income	(1,265)	(1,529)	5,989
Income tax (expense) benefit	(146,337)	4,659	2,262
Cumulative effect of change in accounting. Principle	—	—	(29,825)

Net (loss) income	$(179,668)	$22,976	$(36,583)

Adjustments to Segment EBITDA

The following items are not included in Segment EBITDA:

Year Ended December 31, 2004	(1) Plant Closure	Severance	(2) Impairment	(3) Other	Total
Forest Products	$139	$(334)	$(75)	$(803)	$(1,073)
Performance Resins	(251)	(80)	(1,552)	1,007	(876)
International	(3,369)	(119)	(397)	(25)	(3,910)
Corporate and Other	13	156	—	(25,460)	(25,291)

Total	$(3,468)	$(377)	$(2,024)	$(25,281)	$(31,150)

(1)	Plant closure costs include fixed asset write-offs, plant employee severance and demolition, environmental and other related costs (see Note 4).
(2)	Represents write-down of production assets due to changes in our manufacturing footprint.
(3)	Primarily represents compensation costs of approximately $14,300 related to the Apollo Transaction, and included in Transaction related compensation costs, and legal costs of approximately $10,300 primarily related to legacy businesses, which are included in General & administrative expense.

Year Ended December 31, 2003	(1) Plant Closure	Severance	Impairment		Other		Total
Forest Products	$(932)	$(1,125)	$—		$(90	)(2)	$(2,147)
Performance Resins	94	(397)	(1,000	)(3)	—		(1,303)
International	(7,720)	(643)	(2,183	)(4)	11,692	(5)	1,146
Corporate and Other	(146)	(4,672)	—		(8,732	)(2)	(13,550)
Divested Business (6)	1,716	—	—		253		1,969

Total	$(6,988)	$(6,837)	$(3,183)		$3,123		$(13,885)

(1)	Plant closure costs include fixed asset write-offs, plant employee severance and demolition, environmental and other related costs (see Note 4).
(2)	Primarily represents a charge of $5,929 related to legal settlements with BCPM Liquidating LLC and BCP Liquidating LLC and severance expense included in general and administrative expense, incurred by the Company for positions to be replaced.
(3)	Represents a reduction in estimated net realizable value of a facility held for sale.
(4)	Represents fixed asset and goodwill impairments related to various international locations.
(5)	Represents a gain on the sale of land associated with a closed plant in the U.K.
(6)	Represents gains recognized related to the closure and subsequent sale of Melamine.

Year Ended December 31, 2002	(1) Plant Closure	Severance	Impairment		Other		Total
Forest Products	$(1,107)	$(250)	$—		$—		$(1,357)
Performance Resins	(1,950)	(102)	(1,040	)(2)	—		(3,092)
International	(2,844)	(795)	(5,275	)(3)	2,465	(4)	(6,449)
Corporate and Other	—	(2,118)	—		(19,850	)(5)	(21,968)
Divested Business (6)	(6,683)	—	—		(522)		(7,205)

Total	$(12,584)	$(3,265)	$(6,315)		$(17,907)		$(40,071)

(1)	Plant closure costs include fixed asset write-offs, plant employee severance and demolition, environmental and other related costs (see Note 4).
(2)	Represents a reduction in estimated net realizable value of a facility held for sale.
(3)	Represents fixed asset impairments at various international manufacturing facilities.
(4)	Represents a gain on the sale of land associated with a closed plant in Spain.
(5)	Primarily represents a pension settlement charge of $13,600, included in general and administrative expense, and an additional management fee of $5,500 related to the wind down of Capital, included in other operating expense.
(6)	Represents expenses incurred related to the closure of Melamine.

19. Guarantor/Non-Guarantor Subsidiary Financial Information

In conjunction with the Apollo Transaction, the Company formed two wholly owned finance subsidiaries to borrow $475 million through a private debt offering. The Company and certain of its subsidiaries guarantee this debt. The following information contains the condensed consolidating financial information for the parent, Borden Chemical, Inc., the subsidiary issuers (Borden U.S. Finance Corporation and Borden Nova Scotia, ULC), the subsidiary guarantors (BDS Two, Inc., Borden Chemical Investments, Inc., Borden Chemical Foundry, Inc. and Borden Services Company) and the combined non-guarantor subsidiaries, which includes all of the Company’s foreign subsidiaries and HAI. All of the subsidiary issuers and subsidiary guarantors are owned 100% by the Company. All guarantees are full and unconditional and are joint and several. There are no significant restrictions on the ability of the Company to obtain funds from its domestic subsidiaries by dividend or loan. While the Company’s Australian subsidiary and HAI are restricted in the payment of dividends and intercompany loans due to the terms of their credit facilities, there are no material restrictions on the Company’s ability to obtain cash from the remaining non-guarantor subsidiaries.

This information includes allocations of Corporate overhead to the combined non-guarantor subsidiaries based on Net sales. Income tax expense has been provided on the combined non-guarantor subsidiaries based on actual effective tax rates. All other tax expense is reflected in the parent.

BORDEN CHEMICAL, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)

YEAR ENDED DECEMBER 31, 2004

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Borden Chemical, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$918,006	$—	$—	$799,041	$(31,026)	$1,686,021
Cost of goods sold	736,840	—	—	655,668	(31,026)	1,361,482

Gross margin	181,166	—	—	143,373	—	324,539

Distribution expense	45,045	—	—	30,201	—	75,246
Marketing expense	23,649	—	—	23,336	—	46,985
General & administrative expense	55,302	—	(11)	52,676	—	107,967
Transaction related compensation costs	7,676	—	—	6,588	—	14,264
Business realignment expense and impairments	874	—	—	3,553	—	4,427
Other operating expense (income)	4,892	—	(1,281)	(1,538)	—	2,073

Operating income	43,728	—	1,292	28,557	—	73,577

Interest expense	45,955	16,145	—	2,083	—	64,183
Affiliated interest expense, net	120		—	18	—	138
Intercompany interest expense (income)	136,610	(17,116)	(130,336)	10,842	—	—
Intercompany royalty expense (income)	21,315	—	(21,315)	—	—	—
Transaction related costs	22,237	—	—	19,085	—	41,322
Equity in (earnings) losses of subsidiaries, net	(136,719)	—	(2,540)	—	139,259	—
Other non-operating expense (income)	402	(286)	(2)	1,151	—	1,265

(Loss) income before income tax	(46,192)	1,257	155,485	(4,622)	(139,259)	(33,331)
Income tax expense	133,476	—	—	12,861	—	146,337

Net (loss) income	$(179,668)	$1,257	$155,485	$(17,483)	$(139,259)	$(179,668)

BORDEN CHEMICAL, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)

YEAR ENDED DECEMBER 31, 2003

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Borden Chemical, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$796,981	$—	$—	$666,754	$(28,922)	$1,434,813
Cost of goods sold	633,648	—	—	543,793	(28,922)	1,148,519

Gross margin	163,333	—	—	122,961	—	286,294

Distribution expense	40,903	—	—	25,480	—	66,383
Marketing expense	20,845	—	—	21,553	—	42,398
General & administrative expense	54,262	—	273	45,486	—	100,021
Business realignment expense (income) and impairments	5,644	—	—	(896)	—	4,748
Other operating expense (income)	8,328	—	(20)	(2,106)	—	6,202

Operating income (loss)	33,351	—	(253)	33,444	—	66,542

Interest expense	44,825	—	—	1,313	—	46,138
Affiliated interest expense, net	394	—	—	164	—	558
Intercompany interest expense (income)	107,452	—	(108,273)	821	—	—
Intercompany royalty expense (income)	19,193	—	(19,193)	—	—	—
Equity in (earnings) losses of subsidiaries, net	(164,062)	—	(2,453)	—	166,515	—
Other non-operating expense (income)	8,038	—	105	(6,614)	—	1,529

Income before income tax	17,511	—	129,561	37,760	(166,515)	18,317
Income tax (benefit) expense	(5,465)	—	—	806	—	(4,659)

Net income	$22,976	$—	$129,561	$36,954	$(166,515)	$22,976

BORDEN CHEMICAL, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)

YEAR ENDED DECEMBER 31, 2002

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Borden Chemical, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$692,814	$—	$—	$584,704	$(29,633)	$1,247,885
Cost of goods sold	531,018	—	—	467,272	(29,633)	968,657

Gross margin	161,796	—	—	117,432	—	279,228

Distribution expense	38,223	—	—	23,704	—	61,927
Marketing expense	21,535	—	—	20,968	—	42,503
General & administrative expense	60,500	—	233	48,504	—	109,237
Business realignment expense and impairments	5,316	—	—	14,383	—	19,699
Other operating expense (income)	15,983	—	(6)	(3,823)	—	12,154

Operating income (loss)	20,239	—	(227)	13,696	—	33,708

Interest expense	46,220	—	—	1,095	—	47,315
Affiliated interest expense, net	1,402	—	—	—	—	1,402
Intercompany interest expense (income)	143,639	—	(144,977)	1,338	—	—
Intercompany royalty expense (income)	16,976	—	(16,976)	—	—	—
Equity in (earnings) losses of subsidiaries, net	(102,441)	—	(1,396)	—	103,837	—
Other non-operating expense (income)	(9,871)	—	23	3,859	—	(5,989)

(Loss) income before income tax	(75,686)	—	163,099	7,404	(103,837)	(9,020)
Income tax (benefit) expense	(39,103)	—	—	36,841	—	(2,262)

(Loss) income before cumulative effect of change in accounting principle	(36,583)	—	163,099	(29,437)	(103,837)	(6,758)

Cumulative effect of change in accounting principle	—	—	—	(29,825)	—	(29,825)

Net (loss) income	$(36,583)	$—	$163,099	$(59,262)	$(103,837)	$(36,583)

BORDEN CHEMICAL, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)

DECEMBER 31, 2004

CONDENSED CONSOLIDATING BALANCE SHEET

	Borden Chemical, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and equivalents	$55,199	$2	$600	$66,310	$—	$122,111
Accounts receivable	98,694	—	209	127,332	—	226,235
Accounts receivable from affiliates	24,927	15,494	7,684	6,734	(54,839)	—
Inventories:					—
Finished & in-process goods	33,027	—	—	22,629	—	55,656
Raw materials and supplies	29,826	—	—	24,942	—	54,768
Deferred income taxes	100	—	—	422	—	522
Other current assets	18,514	—	17	3,938	—	22,469

	260,287	15,496	8,510	252,307	(54,839)	481,761

Other Assets
Investment in subsidiaries	6,242,903	—	15,638	—	(6,258,541)	—
Loans receivable from affiliates	—	482,382	6,152,367	40,144	(6,674,893)	—
Deferred income taxes	(2,378)	—	—	5,960	—	3,582
Other assets	17,063	18,505	—	14,164	—	49,732

	6,257,588	500,887	6,168,005	60,268	(12,933,434)	53,314

Property and Equipment
Land	24,074	—	—	8,871	—	32,945
Buildings	65,654	—	—	37,850	—	103,504
Machinery and equipment	417,776	—	531	314,978	—	733,285

	507,504	—	531	361,699	—	869,734
Less accumulated depreciation	(266,500)	—	(481)	(154,747)	—	(421,728)

	241,004	—	50	206,952	—	448,006

Goodwill	34,623	—	—	16,059	—	50,682

Other intangible assets	4,829	—	—	5,522	—	10,351

Total Assets	$6,798,331	$516,383	$6,176,565	$541,108	$(12,988,273)	$1,044,114

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities
Accounts and drafts payable	$117,978	$—	$23	$104,172	$—	$222,173
Accounts payable to affiliates	—	1,727	103	23,097	(24,927)	—
Debt payable within one year	3,588	—	—	8,000	—	11,588
Income taxes payable	32,398	—	—	(842)	—	31,556
Interest payable	12,475	13,510	—	37	—	26,022
Other affiliated payables	10,274	—	—	19,638	(29,912)	—
Other current liabilities	53,688	—	7	20,722	—	74,417

	230,401	15,237	133	174,824	(54,839)	365,756
Other Liabilities
Long-term debt	473,582	475,000	—	7,234	—	955,816
Long-term loans payable to affiliates	6,389,725	—	—	285,168	(6,674,893)	—
Non-pension postemployment benefit obligations	113,026	—	—	1,476	—	114,502
Long-term pension obligations	63,133	—	—	1,463	—	64,596
Other long-term liabilities	77,289	—	—	14,980	—	92,269

	7,116,755	475,000	—	310,321	(6,674,893)	1,227,183

Shareholder’s (Deficit) Equity	(548,825)	26,146	6,176,432	55,963	(6,258,541)	(548,825)

Total Liabilities & Shareholder’s (Deficit) Equity	$6,798,331	$516,383	$6,176,565	$541,108	$(12,988,273)	$1,044,114

BORDEN CHEMICAL, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)

DECEMBER 31, 2003

CONDENSED CONSOLIDATING BALANCE SHEET

	Borden Chemical, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and equivalents	$1,370	$—	$151	$26,641	$—	$28,162
Accounts receivable	85,524	—	67	110,502	—	196,093
Inventories:
Finished & in-process goods	25,173	—	—	17,119	—	42,292
Raw materials and supplies	22,395	—	—	16,424	—	38,819
Deferred income taxes	26,744	—	—	341	—	27,085
Other current assets	10,102	—	73	3,730	—	13,905

	171,308	—	291	174,757	—	346,356

Other Assets
Investment in subsidiaries	6,315,510	—	16,610	—	(6,332,120)	—
Loans receivable from affiliates	—	—	6,037,074	—	(6,037,074)	—
Deferred income taxes	105,682	—	—	7,752	—	113,434
Other assets	14,410	—	—	7,315	—	21,725

	6,435,602	—	6,053,684	15,067	(12,369,194)	135,159

Property and Equipment
Land	24,389	—	—	8,196	—	32,585
Buildings	67,365	—	—	36,409	—	103,774
Machinery and equipment	407,587	—	480	283,182	—	691,249

	499,341	—	480	327,787	—	827,608
Less accumulated depreciation	(244,120)	—	(355)	(134,249)	—	(378,724)

	255,221	—	125	193,538	—	448,884

Goodwill	36,593	—	—	20,923	—	57,516

Other intangible assets	4,822	—	—	1,129	—	5,951

Total Assets	$6,903,546	$—	$6,054,100	$405,414	$(12,369,194)	$993,866

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities
Accounts and drafts payable	$63,707	$—	$12	$63,455	$—	$127,174
Accounts payable to affiliate	(8,582)	—	(6,877)	15,459	—	—
Debt payable within one year	2,548	—	—	5,619	—	8,167
Loans payable to affiliates	12,260	—	—	6,000	—	18,260
Income taxes payable	32,533	—	—	2,444	—	34,977
Interest payable	12,339	—	—	185	—	12,524
Other current liabilities	55,514	—	349	15,683	—	71,546

	170,319	—	(6,516)	108,845	—	272,648

Other Liabilities
Long-term debt	520,877	—	—	9,089	—	529,966
Long-term loans payable to affiliates	6,032,348	—	—	4,726	(6,037,074)	—
Non-pension postemployment benefit obligations	127,768	—	—	955	—	128,723
Long-term pension obligations	65,647	—	—	1,009	—	66,656
Other long-term liabilities	82,780	—	—	9,286	—	92,066

	6,829,420	—	—	25,065	(6,037,074)	817,411

Shareholder’s (Deficit) Equity	(96,193)	—	6,060,616	271,504	(6,332,120)	(96,193)

Total Liabilities & Shareholder’s (Deficit) Equity	$6,903,546	$—	$6,054,100	$405,414	$(12,369,194)	$993,866

BORDEN CHEMICAL, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)

YEAR ENDED DECEMBER 31, 2004

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Borden Chemical, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from (used in) Operating Activities
Net (loss) income	$(179,668)	$1,257	$155,485	$(17,483)	$(139,259)	$(179,668)
Adjustments to reconcile net (loss) income to net cash from (used in) operating activities:
Non-cash affiliated interest (1)	129,543	—	(129,543)	—	—	—
Non-cash allocation of corporate expenses	(43,461)	—	—	43,461	—	—
Equity in earnings of subsidiaries	(136,719)	—	(2,540)	—	139,259	—
Depreciation and amortization	30,019	—	126	19,579	—	49,724
Deferred tax provision (benefit)	123,605	—	—	15,746	—	139,351
Deferred compensation expense	2,217	—	—	—	—	2,217
Business realignment expense (income) and impairments	874	—	—	3,553	—	4,427
Loss on sale of assets	1,245	—	—	563	—	1,808
Gain on sale of venture interest	—	—	(1,010)	—	—	(1,010)
Other non-cash adjustments	(986)	—	—	1,419	—	433
Net change in assets & liabilities:		—	—		—
Accounts receivable	(8,523)	—	35	(8,670)	—	(17,158)
Inventories	(15,285)	—	—	(11,217)	—	(26,502)
Accounts and drafts payable	42,935	1,727	108	40,800	—	85,570
Income taxes	12,399	—	—	(20,712)	—	(8,313)
Other assets	25,967	(14,573)	645	(5,445)	—	6,594
Other liabilities	(47,898)	13,509	(1,456)	2,937	—	(32,908)

	(63,736)	1,920	21,850	64,531	—	24,565

Cash Flows (used in) from Investing Activities					—
Capital expenditures	(20,154)	—	(51)	(19,552)	—	(39,757)
Capitalized interest	(435)	—	—	—	—	(435)
Sale (purchase) of businesses	260,000	—	—	(260,000)	—	—
Proceeds from sale of venture interest	—	—	2,124	—	—	2,124
Proceeds from sale of assets	3,588	—	—	8,473	—	12,061

	242,999	—	2,073	(271,079)	—	(26,007)

Cash flows from (used in) Financing Activities
Net short-term debt borrowings	1,040	—	—	2,381	—	3,421
Borrowings of long-term debt	—	475,000	—	249	—	475,249
Repayments of long-term debt	(47,295)	—	—	(2,104)	—	(49,399)
Affiliated loan (repayments) borrowings	177,724	(457,492)	14,250	247,258	—	(18,260)
Long-term debt and credit facility financing fees	(1,702)	(19,426)	—	(1,837)	—	(22,965)
Purchase of treasury stock	(294,918)	—	—	—	—	(294,918)
Dividends received (paid)	40,680	—	(37,724)	(2,956)	—	—
Repurchases, net of sale, of common stock (from) to management	(963)	—	—	—	—	(963)

	(125,434)	(1,918)	(23,474)	242,991	—	92,165

Effect of exchange rates on cash	—	—	—	3,226	—	3,226

Increase in cash and equivalents	53,829	2	449	39,669	—	93,949
Cash & equivalents beginning year	1,370	—	151	26,641	—	28,162

Cash & equivalents at end of year	$55,199	$2	$600	$66,310	$—	$122,111

(1)	Interest on affiliated debt to certain guarantor subsidiaries is settled by increasing the loan principal.

BORDEN CHEMICAL, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)

YEAR ENDED DECEMBER 31, 2003

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Borden Chemical, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from (used in) Operating Activities
Net income	$22,976	$—	$129,561	$36,954	$(166,515)	$22,976
Adjustments to reconcile net income to net cash from (used in) operating activities:
Non-cash affiliated interest (1)	107,837	—	(107,837)	—	—	—
Equity in earnings of subsidiaries	(166,515)	—	—	—	166,515	—
Non-cash allocation of corporate expenses	(16,150)	—	—	16,150	—	—
Depreciation and amortization	29,789	—	—	17,530	—	47,319
Deferred tax provision	2,588	—	—	3,635	—	6,223
Business realignment expense (income) and impairments	5,644	—	—	(896)	—	4,748
(Gain) loss on the sale of assets	(1,061)	—	—	315	—	(746)
Deferred compensation expense	1,191	—	—	—	—	1,191
Other non-cash adjustments	727	—	—	343	—	1,070
Net change in assets and liabilities:
Accounts receivable	4,562	—	—	(7,779)	—	(3,217)
Inventories	4,490	—	—	6,241	—	10,731
Accounts and drafts payable	(2,886)	—	—	5,378	—	2,492
Income taxes	(12,993)	—	—	(17,298)	—	(30,291)
Other assets	(4,207)	—	(1,245)	9,033	—	3,581
Other liabilities	9,822	—	896	(44,855)	—	(34,137)

	(14,186)	—	21,375	24,751	—	31,940

Cash Flows (used in) from Investing Activities
Capital expenditures	(24,922)	—	—	(16,898)	—	(41,820)
Purchase of business	(3,140)	—	—	(11,551)	—	(14,691)
Proceeds from the sale of assets	6,613	—	—	7,584	—	14,197

	(21,449)	—	—	(20,865)	—	(42,314)

Cash flows from (used in) Financing Activities
Net short-term debt borrowings	1,727	—	—	3,661	—	5,388
Borrowings of long-term debt	207	—	—	7,718	—	7,925
Repayments of long-term debt	(1,246)	—	—	—	—	(1,246)
Affiliated loan repayments	(53,584)	—	(9,340)	(3,496)	—	(66,420)
Decrease in restricted cash	67,049	—	—	—	—	67,049
Dividends received (paid)	12,000	—	(12,000)	—	—	—
Capital contribution from affiliates	9,300	—	—	—	—	9,300
Repurchases, net of sale, of common stock (from) to management	(286)	—	—	—	—	(286)

	35,167	—	(21,340)	7,883	—	21,710

Effect of exchange rates on cash	—	—	—	2,086	—	2,086

Increase (decrease) in cash and equivalents	(468)	—	35	13,855	—	13,422
Cash and equivalents at beginning of year	1,838	—	116	12,786	—	14,740

Cash and equivalents at end of year	$1,370	$—	$151	$26,641	$—	$28,162

(1)	Interest on affiliated debt to certain guarantor subsidiaries is settled by increasing the loan principal.

BORDEN CHEMICAL, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)

YEAR ENDED DECEMBER 31, 2002

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Borden Chemical, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from (used in) Operating Activities
Net (loss) income	$(36,583)	$—	$163,099	$(59,262)	$(103,837)	$(36,583)
Adjustments to reconcile net (loss) income to net cash (used in) from operating activities:
Non-cash affiliated interest (1)	144,340	—	(144,340)	—	—	—
Equity in earnings of subsidiaries	(103,837)	—	—	—	103,837	—
Non-cash allocation of corporate expenses	(16,182)	—	—	16,182	—	—
Depreciation and amortization	31,034	—	—	16,913	—	47,947
Deferred tax provision	15,132	—	—	891	—	16,023
Business realignment expense and impairments	5,316	—	—	14,383	—	19,699
Loss on the sale of assets	217	—	—	65	—	282
Deferred compensation expense	892	—	—	—	—	892
Cumulative effect of change in accounting principle	—	—	—	29,825	—	29,825
Other non-cash adjustments	(867)	—	—	45	—	(822)
Net change in assets and liabilities:
Accounts receivable	(15,812)	—	—	3,216	—	(12,596)
Inventories	(2,466)	—	—	5,018	—	2,552
Accounts and drafts payable	(30,360)	—	—	22,057	—	(8,303)
Income taxes	(15,220)	—	—	(6,560)	—	(21,780)
Other assets	14,239	—	(2,466)	(14,344)	—	(2,571)
Other liabilities	1,721	—	743	(25,733)	—	(23,269)

	(8,436)	—	17,036	2,696	—	11,296

Cash Flows (used in) from Investing Activities
Capital expenditures	(29,229)	—	—	(9,544)	—	(38,773)
Proceeds from the sale of business	7,135	—	—	3,102	—	10,237
Proceeds from the sale of assets	110,000	—	—	—	—	110,000

	87,906	—	—	(6,442)	—	81,464

Cash flows (used in) from Financing Activities
Net short-term debt borrowings (repayments)	(579)	—	—	1,834	—	1,255
Repayments of long-term debt	(8,769)	—	—	(1,995)	—	(10,764)
Affiliated loan (repayments) borrowings	23,070	—	(16,940)	—	—	6,130
Increase in restricted cash	(66,165)	—	—	—	—	(66,165)
Payment of note payable to unconsolidated subsidiary	(31,581)	—	—	—	—	(31,581)
Repurchases, net of sale, of common stock (from) to management	(591)	—	—	—	—	(591)

	(84,615)	—	(16,940)	(161)	—	(101,716)

Effect of exchange rates on cash	—	—	—	(936)	—	(936)

Increase (decrease) in cash and equivalents	(5,145)	—	96	(4,843)	—	(9,892)
Cash and equivalents at beginning of year	6,983	—	20	17,629	—	24,632

Cash and equivalents at end of year	$1,838	$—	$116	$12,786	$—	$14,740

(1)	Interest on affiliated debt to certain guarantor subsidiaries is settled by increasing the loan principal.

20. Quarterly Financial Data (Unaudited)

The following represents Quarterly Financial Data for the Company:

2004 Quarters	First	Second(1)	Third(2)	Fourth
Net sales	$385,434	$412,967	$432,872	$454,748
Gross margin(3)	75,185	84,498	82,010	82,846
Business realignment expense (income) & impairments	1,494	(1,233)	2,870	1,296
Net income (loss)	4,913	(132,014)	(59,044)	6,477

Basic and diluted, per share of common stock:
Net income (loss) applicable to common stock-basic and dilutive(4)	0.02	(0.66)	(0.40)	0.07
Average number of common shares outstanding-basic	199,308	199,308	148,107	96,906
Average number of common shares outstanding-dilutive	200,449	199,308	148,107	96,906

2003 Quarters	First	Second	Third(5)	Fourth(6)
Net sales	$349,288	$370,763	$358,281	$356,481
Gross margin	65,834	72,749	74,390	73,321
Business realignment expense (income) & impairments	1,296	125	(8,806)	12,133
Net (loss) income	(3,405)	20,150	11,053	(4,822)

Basic and diluted, per share of common stock:
Net (loss) income applicable to common stock-basic and dilutive(4)	$(0.02)	$0.10	$0.06	$(0.02)
Average number of common shares outstanding-basic	199,315	199,308	199,308	199,308
Average number of common shares outstanding-dilutive	199,315	199,906	200,122	199,308

(1)	In the second quarter of 2004, in connection with the Apollo Transaction, the Company recorded a charge of approximately $137,000 to Income tax expense to increase the valuation reserves related to the Company’s net domestic deferred tax asset. See Note 17. The Company also incurred additional expenses of $7,236 related to the Apollo Transaction. See Note 1.
(2)	In the third quarter of 2004, the Company incurred expenses of $45,442 related to the Apollo Transaction. See Note 1. The Company also recorded legal accruals of approximately $10,300 related primarily to legacy-related legal proceedings. An additional tax charge of approximately $14,000 was recorded in connection with the Apollo Transaction to increase the valuation reserves related to the Company’s net domestic deferred tax asset. See Note 17.
(3)	In the fourth quarter of 2004, the Company reclassified certain reported amounts from Cost of goods sold to General & administrative expense and Distribution expense. The reclasses reduced reported gross margin by $712, $745 and $659 for the First, Second and Third quarters, respectively.
(4)	The 2004 and 2003 quarterly earnings per share amounts do not add to the annual amounts as a result of differences in average shares outstanding between the quarterly and annual calculations.
(5)	In the third quarter of 2003, the Company recorded Business realignment income and impairments totaling $8,806 consisting of plant closure costs of $542, other severance and employee costs of $2,318 and non-cash asset impairment charges of $26, offset by a gain on the sale of land associated with a previously closed plant of $11,692. See Note 4.
(6)	In the fourth quarter of 2003, the Company recorded Business realignment expense and impairments totaling $12,133, consisting of plant closure costs of $6,721, non-cash impairments of a $3,006 and severance costs of $2,406. See Note 4.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Shareholder of Borden Chemical, Inc.:

We have audited the accompanying consolidated balance sheets of Borden Chemical, Inc. (a wholly owned subsidiary of BHI Acquisition Corp., which is a majority owned subsidiary of BHI Investment, LLC) and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholder’s deficit, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Borden Chemical, Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 to conform with Statement of Financial Accounting Standards No. 142.

DELOITTE & TOUCHE LLP

Columbus, Ohio

March 24, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal controls over financial reporting that occurred during our fourth fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Item 1.01 Entry into a Material Definitive Agreement

The Company entered into a Letter Agreement dated December 3, 2004 with Apollo Management V. L.P. amending the Management Consulting Agreement dated as of August 12, 2004. The Letter Agreement sets the fee the Company will pay to Apollo for consulting services, which is an annual fee of $2.5 million for each annual period after January 1, 2005.

On November 9, 2004 the Company revised its employment arrangement with Judy Sonnett who elected to resign as Vice President of Human Resources and focus on people and organizational development, working on a part-time basis. The agreement provides for an annual salary of $175,000 and participation in the 2005 Management Incentive Plan with a 30% target bonus. In the event she is terminated without cause, Ms. Sonnett is entitled to 12 months of severance. Ms. Sonnett’s agreement is filed as an exhibit to this Annual Report on Form 10-K.

Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Set forth below are the names and ages of the Directors and Executive Officers of the Company as of March 1, 2005, and the positions and offices currently held by each of them. Their terms of office extend to the next Annual Meeting of the Board of Directors or until their successors are elected.

Name	Position & Office	Age on Dec. 31, 2004	Served in Present Position Since
Joshua J. Harris	Director	40	2004
Scott M. Kleinman	Director	31	2004
Robert V. Seminara	Director	32	2004
C. O. Morrison	Director, President and Chief Executive Officer	49	2002
J. P. Bevilaqua	Executive Vice President – Forest Products and Performance Resins	49	2002
W. H. Carter	Director, Executive Vice President and Chief Financial Officer	51	1995
S.R. Coffin	Executive Vice President-Specialty Materials and Asia	52	2005
N. G. Brown	Vice President and General Counsel	63	2003
R. H. Glaser	Vice President-Corporate Strategy and Development	44	2002
R. L. Monty	Vice President-Environmental Health and Safety	57	2004

Joshua J. Harris was elected a director of the Company on August 12, 2004. Mr. Harris is a founding Senior Partner at Apollo and has served as an officer of certain affiliates of Apollo since 1990. Prior to that time, Mr. Harris was a member of the Mergers and Acquisitions Department of Drexel Burnham Lambert Incorporated. Mr. Harris is also a director of Compass Minerals International, Inc., GNC Corporation, Nalco Holdings, Pacer International, Inc., Quality Distribution Inc., Resolution Performance Products LLC, Resolution Specialty Minerals, Inc. and United Agri Products, Inc. He is a member of the Executive Committee and Chair of the Compensation Committee of the Board of Directors.

Scott M. Kleinman was elected a director of the Company on August 12, 2004. Mr. Kleinman is a Partner at Apollo, where he has worked since February 1996. Prior to that time, Mr. Kleinman was employed by Smith Barney Inc. in its Investment Banking division. Mr. Kleinman is also a director of Resolution Performance Products LLC and Resolution Specialty Materials, Inc. He is a member of the Audit Committee of the Board of Directors.

Robert V. Seminara was elected a director of the Company on August 12, 2004. Mr. Seminara is a Partner at Apollo and has served as an officer of certain affiliates of Apollo since January 2003. From June 1996 to January 2003, Mr. Seminara served as an officer in the private equity investment group at Evercore Partners LLC, where he held the title Managing Director. He is a member of the Executive and Compensation Committees and is Chair of the Audit Committee of the Board of Directors.

Craig O. Morrison was elected President and Chief Executive Officer effective March 25, 2002. Prior to joining our Company, he served as President and General Manager of Alcan Packaging’s Pharmaceutical and Cosmetic Packaging business from 1999 to 2002. From 1993 to 1998 he was President and General Manager for Van Leer Containers, Inc. Prior to joining Van Leer Containers, Mr. Morrison served in a number of management position with General Electric’s Plastics division from March 1990 to November 1993, and as a consultant with Bain and Company from 1987 to 1990. He is a member of the Executive Committee of the Board of Directors.

Joseph P. Bevilaqua is Executive Vice President-Forest Products and Performance Resins, a position he has held since January 2004. Mr. Bevilaqua joined the Company in April 2002 as Vice President - Corporate Strategy and Development. From February 2000 to March 2002, he was the General Manager of Alcan’s global plastics packaging business. Prior to Alcan, Mr. Bevilaqua served in leadership positions with companies such as General Electric, Dartco Manufacturing, Monsanto and Russell-Stanley Corporation.

William H. Carter was elected Executive Vice President and Chief Financial Officer effective April 3, 1995 and a director November 20, 2001. Throughout his tenure with us, Mr. Carter has been instrumental in the restructuring of our holdings, including serving as a director and interim President and Chief Executive Officer of a former subsidiary, BCP Management, from January to June 2000. Prior to joining our Company in 1995, Mr. Carter was a partner with PriceWaterhouse LLP, which he joined in 1975. In addition, Mr. Carter was a director of BCP Management, Inc. and WKI, both of which filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in 2002.

Sarah R. Coffin was elected an Executive Vice President effective February 14, 2005 to oversee our oilfield, foundry, electronics and wood products industries, including operations in the Asia Pacific region. Prior to joining the Company she was employed by Seaman Corporation where she had the position of Vice President Sales and Marketing from May 31, 2004 to February 2005. From August, 2002 to March, 2003 Ms. Coffin was Senior Vice President Global Sourcing, Human Resources and Information Technology of Noveon, Inc., a global producer of performance polymer systems and adhesives. From 1998 to 2002, she was Group President Specialty Plastics and Polymer Additives, Senior Vice President and General Manager Performance Coatings with BF Goodrich Performance Materials Company/Noveon, Inc. She is a director of SPX Corporation.

Nancy G. Brown was elected a Vice President and General Counsel effective June 11, 2003. She served as Vice President, General Counsel and Secretary of Borden Foods Corporation from January 1996 to December 2001.

Raymond H. Glaser was elected Vice President - Corporate Strategy & Development in August 2002. Prior to joining our company, he served as Director of Business Development for W.R. Grace & Co. from October 1999 to August 2002. Prior to that, he worked in several capacities from May 1996 to October 1999 for Allied Signal’s Performance Polymers division, including as Director of New Ventures.

Richard L. Monty was elected Vice President - Environmental Health & Safety effective January 26, 2004. Prior to joining Borden, he was employed by Huntsman Corporation from July 1992 to January 2004 in various Environmental Health and Safety positions, ultimately serving as Director, Global Environmental Health & Safety from 2001 to January 2004.

Audit Committee

Our Audit Committee recommends the firm to be appointed as independent accountants to audit financial statements and to perform services related to the audit, reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of the internal accounting procedures, considers the effect of such procedures on the accountants’ independence and establishes policies for business values, ethics and employee relations. The Audit Committee consists of Messrs. Kleinman and Seminara, both of whom are “audit committee financial experts” as such term is defined in Item 401(h) of Regulation S-K.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation of the Chief Executive Officer, the next four most highly compensated Executive Officers as of December 31, 2004 (the “Named Executive Officers”) for the periods indicated.

SUMMARY COMPENSATION TABLE

	YEAR	ANNUAL COMPENSATION						LONG-TERM COMPENSATION					(1) All Other Compensation ($)
		SALARY ($)		BONUS ($)		Other Annual Compensation ($)		Awards				Payouts
NAME AND PRINCIPAL POSITION								Restricted Stock Awards ($)		Securities Underlying Options/SARs (#)		LTIP Payouts ($)
C. O. Morrison President and Chief Executive Officer	2004 2003 2002	659,230 524,230 375,000		774,030 320,000 300,000		None None None		None None 2,380,952	(2)	1,297,578 None 1,386,667	(6)	None None None	3,098,294 39,173 54,076

W. H. Carter Executive Vice President and Chief Financial Officer	2004 2003 2002	567,277 525,300 506,154	(3)	407,161 627,100 670,363	(4) (4)	None None None		None None None		1,038,278 480,000 None	(6)	None None None	3,016,446 56,584 825,449

J. P. Bevilaqua Executive Vice President	2004 2003 2002	347,899 266,456 182,692		230,296 126,717 56,250		None None 50,085		None None 1,190,475	(2)	432,526 None 105,333	(6)	None None None	1,548,216 15,719 61,016

J. A. Sonnett Vice President Human Resources	2004 2003 2002	274,249 240,056 225,698		136,721 73,819 69,924		None 43,907 None	(5)	None None None		None 131,250 None		None None None	616,096 10,000 14,590

C.H. Morton Vice President Manufacturing	2004	275,000		155,080		None		None		333,252	(6)	None	388,020

(1)	All Other Compensation includes matching company contributions to the Retirement Savings Plan and the executive supplemental benefit plans. For 2004 these matching contributions were: Mr. Morison $40,728; Mr. Carter $43,358; Mr. Bevilaqua $19,434; Ms. Sonnett $10,250; and Mr. Morton $7,606. For Messrs. Morrison and Bevilaqua, their amounts also include payments of $3,057,566 and $1,528,782 respectively, for the cancellation of their restricted stock at the time of the Apollo Transaction. The amount shown for Mr. Morton includes $30,212 for reimbursed moving expenses. In addition, for Mr. Morton, Mr. Carter and Ms. Sonnett the amounts shown include one-time sale bonuses of $350,202, $2,573,088 and $605,846 respectively, paid at the time of the Apollo Transaction. For Mr. Carter, the amount also includes the final installment of his retention bonus, $400,000. Portions of the sale bonuses paid to Messrs. Carter and Morton and the restricted stock payments to Messrs. Morrison and Bevilaqua were deferred in the form of stock units.
(2)	Mr. Morrison’s restricted stock consisted of 1,058,201 shares and Mr. Bevilaqua’s restricted stock consisted of 529,100 shares. See description in “Employment, Termination and Change in Control Arrangements” for other terms of Mr. Morrison’s and Mr. Bevilaqua’s restricted stock.
(3)	100% of Mr. Carter’s 2002 salary was paid by Borden Capital funded by fees paid by the Company.
(4)	A portion of the bonus payments made in 2002 and 2003 to Messrs. Carter, $417,263 and $380,000, respectively, relate to installments paid for a one-time retention bonus and were paid by affiliates funded by fees paid by the Company.
(5)	Reimbursement for payment of taxes.
(6)	Represents options to purchase BHI Acquistion Corp. common stock. For Mr. Morton, the amount includes options to purchase 131,250 shares of the Company’s common stock granted to him February 2004, which were subsequently exercised at the time of the Apollo Transaction.

Option Grants in Last Fiscal Year

The following table provides information on option grants during 2004 to the Named Executive Officers

INDIVIDUAL GRANTS
NAME	# OF SECURITIES UNDERLYING OPTIONS/SAR’S GRANTED (#)		% OF TOTAL OPTIONS/SAR’S GRANTED TO EMPLOYEES IN FISCAL YEAR		EXERCISE OR BASE PRICE ($/SHARE)		EXPIRATION DATE	GRANT DATE (3) PRESENT VALUE $
C.O. MORRISON	1,297,578	(1)	23.93	%(4)		$2.89	8/12/14		$609,862

W. H. CARTER	1,038,278	(1)	19.14	%(4)		$2.89	8/12/14		$487,991

J.P. BEVILAQUA	432,526	(1)	7.97	%(4)		$2.89	8/12/14		$203,387

J.A. SONNETT	0		0			N/A	N/A		N/A

C.H. MORTON	131,250 202,002	(2) (1)	39.77 3.72	%(5) %(4)	$ $	2.00 2.89	N/A 8/12/14	$ $	39,375 94,941

(1)	Options granted by BHI Acquisition Corp. following the change in ownership.
(2)	Options granted by the Company prior to its change in ownership were exercised at the time of the Apollo Transaction.
(3)	The fair value of each option grant is estimated on the date of grant using the minimum value method and the Black-Scholes options pricing model with a risk-free weighted average interest rate of 3.55%, dividend rate of 0.0% and expected life of five years.
(4)	Percent of total options granted by BHI Acquisition Corp.
(5)	Percent of total options granted by the Company

Option Exercises in Last Fiscal Year and FY-End Option Values

The following table provides information on options exercised in 2004 by the Named Executive Officers and the value of their unexercised options at December 31, 2004.

NAME	NUMBER OF SHARES WITH RESPECT TO WHICH OPTIONS WERE EXERCISED (#)	VALUE REALIZED ($)	# OF SECURITIES UNDERLYING UNEXERCISED OPTIONS/SARS AT FISCAL YEAR END		VALUE OF UNEXERCISED IN-THE- MONEY OPTIONS/SARS AT FISCAL YEAR END ($)
	(1)		EXERCISABLE	UNEXERCISABLE (2)	EXERCISABLE(3)	UNEXERCISABLE(3)
C.O. MORRISON	1,386,667	886,634	0	1,297,578	0	0

W.H. CARTER	480,000	426,912	0	1,038,278	0	0

J.P. BEVILAQUA	105,333	67,350	0	432,526	0	0

J.A. SONNETT	131,250	116,734	0	0	0	0

C.H. MORTON	131,250	116,734	0	202,002	0	0

(1)	Options for shares of the Registrant which were exercised in connection with the Apollo Transaction.
(2)	Represents options for shares of stock in the Registrant’s parent, BHI Acquisition Corp.
(3)	There is no established trading market for the stock of BHI Acquisition Corp.; however, based on its estimated fair value at December 31, 2004, no options have been designated to be in-the money. The estimated market value was calculated based on the formula as defined in the Investor Rights Agreement.

Deferred Compensation Plan

In connection with the Apollo Transaction, BHI Acquisition adopted a deferred compensation plan for the benefit of certain of our executives. Under the plan, individual deferred compensation accounts were created for certain of our executives and credited with deferred shares of common stock. The accounts of our Chief Executive Officer and our 2004 Named Executive Officers have been credited with the number of deferred shares of common stock as set forth opposite such executive’s name below.

Name	Deferred Compensation Units
Craig O. Morrison	519,031
William H. Carter	415,311
Joseph P. Bevilaqua	173,010
Judith A. Sonnett	—
C.H. Morton	80,801

The plan prohibits the assignment of the deferred shares except upon an executive’s death. The plan also provides for the forfeiture of an executive’s deferred shares upon such executive’s termination for cause or voluntary resignation at any time prior to either December 31, 2005 (for those executives who held shares of our restricted stock that were cancelled in connection with the Apollo Transaction) or December 10, 2004 (for all other executives). Plan participants will be entitled to receive distributions of BHI Acquisition’s common stock at the times described below. At the discretion of the administrator of the plan, certain distributions may be made in cash.

Unless otherwise forfeited as described above, and except as may otherwise be agreed by BHI Acquisition, each executive’s deferred shares will be distributed to such executive upon the earliest to occur of (i) the executive’s termination of employment or upon death or disability, (ii) the exercise by the executive of certain tag along or piggy back registration rights, or (iii) the occurrence of certain mergers, stock or asset sales or other change of control transactions. The deferred compensation plan described above is only available to our employees who earn at least $125,000.

Pursuant to a letter agreement entered into between BHI Investment, LLC and Mr. Morrison in connection with the Apollo Transaction, all of the shares of our restricted stock held by Mr. Morrison at the time of the Apollo Transaction were cancelled, and Mr. Morrison received in exchange a cash payment of $1,557,566 and an interest in a deferred stock account as described above. Mr. Morrison also received Tranche A Options and Tranche B Options pursuant to the 2004 option plan described below.

Pursuant to a letter agreement entered into between BHI Investment, LLC and Mr. Bevilaqua in connection with the Apollo Transaction, all of the shares of our restricted stock held by Mr. Bevilaqua at the time of the Apollo Transaction were cancelled, and Mr. Bevilaqua received in exchange a cash payment of $1,028,781 and an interest in a deferred stock account as described above. Mr. Bevilaqua also received Tranche A Options and Tranche B Options pursuant to the 2004 option plan described below.

2004 Stock Incentive Plan

In connection with the Apollo Transaction, BHI Acquisition adopted a stock incentive plan for the benefit of certain of our employees, which we refer to as the 2004 incentive plan. The purpose of the 2004 incentive plan is to further our growth and success, to enable our employees to acquire shares of BHI Acquisition’s common stock, thereby increasing their personal interest in our growth and success, and to provide a means of rewarding outstanding performance by such persons. Awards granted under the 2004 incentive plan may be not assigned or transferred, except upon the participant’s death. The 2004 incentive plan will terminate ten years after its adoption and no awards may be granted under the plan thereafter. The 2004 incentive plan allows for the issuance of non-qualified options and rights to purchase shares of common stock.

The employees participating in the 2004 incentive plan receive stock options under the 2004 stock incentive plan pursuant to individual stock option agreements, the terms and conditions of which will be substantially identical. Each agreement provides for the issuance of two tranches of options to purchase common stock of BHI Acquisition. The Tranche A Options will vest 20% on each of the first five anniversaries of the grant date or, to the extent not yet vested, on the first anniversary of the closing of the sale of our business. All of the Tranche B Options will vest in whole or in part upon the earlier to occur of the eighth anniversary of the grant date or the date occurring six months after the date on which the sale of our business has been completed in the event certain financial milestones are met. Certain employees will also be awarded the right to purchase shares of the Company.

The aggregate options authorized to be issued will amount to approximately 5.0% of the equity of BHI Acquisition on a fully diluted basis.

Retirement Benefits, Compensation of Directors, Employment, Termination and Change in Control Arrangements, Compensation Committee Interlocks and Insider Participation

The Long-Term Incentive Plans-Awards In Last Fiscal Year table is not included since we have no long-term incentive plan.

Retirement Benefits

The Borden Employees Retirement Income Plan (“ERIP”) for salaried employees was amended as of January 1, 1987, to provide benefit credits of 3% of earnings which are less than the Social Security wage base for the year plus 6% of earnings in excess of the wage base. Earnings include annual incentive awards paid currently but exclude any long-term incentive awards. Benefits for service through December 31, 1986, are based on the plan formula then in effect and have been converted to opening balances under the plan. Both opening balances and benefit credits receive interest credits at one-year Treasury bill rates until the participant commences receiving benefit payments. For the year 2004, the interest rate as determined in accordance with the plan language was 1.34%. Benefits vest after completion of five years of employment for employees hired on or after July 1, 1990.

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

The total projected annual benefits payable under the formulas of the ERIP at age 65 without regard to the Section 415 or 401(a)(17) limits and recognizing supplemental pensions as described above, are as follows for the Named Executive Officers in 2004: C.O. Morrison-$84,468, W. H. Carter-$123,520, J.P. Bevilaqua-$42,017, J.A. Sonnett-$36,292 and C. H. Morton-$23,527.

In addition, certain Executive Officers receive Company matching contributions up to the first 7% of contributions to the Retirement Savings Plan. Company matching contributions on employee contributions in excess of IRS limitations are provided under the supplemental plans. This benefit is not provided if the executive has any other pension benefit guarantee.

Compensation of Directors

Non-employee directors are paid an annual retainer of $30,000, paid quarterly after each fiscal quarter of service. Each non-employee director also receives a fee of $2,000 per board meeting attended, $1,000 for each regularly scheduled committee meeting attended and lasting over 30 minutes and 50% of such amount for board meetings attended via teleconference.

Directors who served prior to March 15, 1995 and who were not employees of the Company are provided, upon attaining age 70, annual benefits through a funded grantor trust equal to their final annual retainer if they served in at least three plan years. Such benefits can continue for up to 15 years.

Employment, Termination and Change in Control Arrangements

In connection with the Apollo Transaction, BCI entered into employment agreements with Craig O. Morrison, Joseph P. Bevilaqua and William H. Carter. The new employment agreements contain terms which are substantially similar to those contained in their existing employment arrangements. Under the terms of each employment agreement, each employee has agreed not to disclose any confidential information concerning our business. In addition, the employee has agreed not to solicit or hire any of our employees or solicit any of our customers, suppliers, licensees or other business relations until one year after he ceases to receive any payments under the agreement. Furthermore, the employee has agreed not to engage in any business competing with our business or products anywhere in the world where we are doing business until after he ceases to receive any payments pursuant to the agreement (or in certain circumstances, the first anniversary of such date).

We incurred additional expense of $11.9 million associated with employee compensation as a result of certain compensation arrangements that were triggered as part of the Apollo Transaction. A portion of these amounts were allocated to our executive officers.

Mr. Morrison’s new employment arrangement entitles him to receive a perquisite payment in the amount of $40,000 annually, usual and customary health and pension benefits and a bonus opportunity and provides for eighteen months severance based on his monthly base salary in the event of termination of employment by us for reasons other than for cause, death or disability. Under his prior employment arrangement, Mr. Morrison was provided with a bonus opportunity, an equity investment opportunity as described above, and a 2001 incentive payment guarantee. Mr. Bevilaqua’s new employment arrangement entitles him to receive a perquisite payment in the amount of $30,000 annually, usual and customary health and pension benefits and a bonus opportunity and provides for twelve months severance based on his monthly base salary in the event of termination of employment by us for reasons other than for cause, death or disability. Under his prior employment arrangement, he was provided with relocation assistance, a bonus opportunity, an equity investment opportunity and a 2001 incentive payment guarantee. Mr. Carter’s new employment arrangement entitles him to receive a perquisite payment in the amount of $30,000 annually, usual and customary health and pension plan benefits and a bonus opportunity and provides for twenty-four months base salary in the event of termination of employment by us for reasons other than for cause, death or disability. Under his prior employment arrangement, he was provided with a bonus opportunity, an equity investment opportunity and a retention bonus.

The Company has an employment agreement with Mr. Morton which entitles him to participate in the Management Perquisite Program, the 2004 Management Incentive Plan, the usual and customary health and pension benefits, a deferred compensation plan, a stock incentive plan, and provides him four weeks paid vacation per year. His agreement also provided him with relocation assistance and an equity investment opportunity. In addition, in connection with the Apollo Transaction, Mr. Morton was granted the right to participate in the BHI Acquisition Deferred Compensation Plan and Stock Incentive Plan and was given a letter entitling him to twelve months of base salary in the event of termination of employment without cause.

Ms. Sonnett entered into an arrangement with the Company in November 2004 to relinquish her role as Vice President—Human Resources in 2005 and become Vice President of People and Organizational Development, working on a part-time basis. In connection with this change in responsibilities, Ms. Sonnett will be paid a base salary of $175,000 and will continue to participate in the Management Incentive Program with a 30% target. In addition, Ms. Sonnett will be provided with twelve months of severance pay if the Company terminates her employment without cause.

Compensation Committee Interlocks and Insider Participation

Messrs. Harris and Seminara are members of the Compensation Committee of the Board of Directors and both are partners of Apollo Management L.P.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of BHI Acquisition Common Stock as of March 1, 2005, by (a) persons known to us to be the beneficial owners of more than five percent of the outstanding voting stock of BHI Acquisition, (b) each of our directors, (c) each of our 2004 Named Executive Officers and (d) all of our directors and executive officers as a group. Except as otherwise noted, the persons named in the table below have sole voting and investment power with respect to all securities shown as beneficially owned by them.

Name of Beneficial Owner	Beneficial Ownership of Equity Securities
	Shares	Percent
Apollo Management, L.P.	96,905,936	100%
Robert Seminara (1)	-0-
Scott Kleinman (1)	-0-
Joshua Harris (1)	-0-
Craig O. Morrison (2)	-0-
William H. Carter (2)	-0-
Joseph P. Bevilaqua (2)	-0-
Judy A. Sonnett	-0-
C. Hugh Morton (2)	-0-
All Directors and Executive Officers as a group (12 persons) (1)	96,905,936	100%

(1)	Includes all shares held of record by BHI Investment, LLC. BHI Investment, LLC is an affiliate of, and is controlled by Apollo through its beneficial ownership of BHI Investment, LLC’s equity interests. Each of Messrs. Harris, Kleinman and Seminara may be deemed a beneficial owner of shares of BHI Acquisition due to his status as a partner or senior partner of Apollo. Apollo and each such person disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest. The address of Messrs. Harris, Kleinman and Seminara and Apollo is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.
(2)	The amounts and percentages of interests beneficially owned are reported on the basis of regulations of the SEC governing the determination of the beneficial ownership of securities. Accordingly, the amounts shown for management do not include Deferred Common Stock Units credited to their accounts pursuant to the BHI Acquisition Corp. 2004 Deferred Compensation Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transaction

On August 12, 2004, BHI Investment, LLC, an affiliate of Apollo, acquired all of the outstanding capital stock of our parent, Borden Holdings, for total consideration of approximately $1.2 billion, including debt assumed. In addition, all of the outstanding capital stock of BCI held by management was redeemed or otherwise cancelled. Immediately following the acquisition, BHI Investment, LLC reorganized our existing corporate structure so that BCI became directly owned by BHI Acquisition, a subsidiary of BHI Investment, LLC. Immediately following the acquisition of Borden Holdings, we also reorganized the ownership of BCI’s foreign subsidiaries.

The acquisition of Borden Holdings, and the payment of transaction fees and expenses, was financed by the net proceeds of the offering by Borden U.S. Finance Corp. and Borden Nova Scotia Finance, ULC of the old notes, and with certain equity contributions to BHI Acquisition from Apollo. With a portion of the proceeds, we redeemed our 9.25% debentures on August 12, 2004 for total cash of $49,249. Included in the total cash paid was $47,295 for the principal of the debentures, $1,069 of accrued interest and an early redemption premium of $885.

Arrangements in Connection with the Transaction

Investor Rights Agreement

All employees who own deferred stock and stock options of BHI Acquisition enter into an investor rights agreement with Apollo and BHI Acquisition (the “Investor Rights Agreement”), which governs certain aspects of BHI Acquisition’s relationship with its security holders. The Investor Rights Agreement, among other things:

•	allows security holders to join, and allows Apollo and its affiliates to require security holders to join, in any sale or transfer of shares of common stock to any third party prior to a qualified public offering of common stock, following which (when aggregated with all prior such sales or transfers) Apollo and its affiliates shall have disposed of at least 10% of the number of shares of common stock that Apollo and its affiliates owned as of the closing date of the Transaction; provided that Apollo may dispose of up to 25% of such number of shares of common stock during the first twelve months after consummation of the Transaction without triggering these co-sale rights;

•	restricts the ability of security holders, other than Apollo and its affiliates, to transfer, assign, sell, gift, pledge, hypothecate or encumber, or otherwise dispose of, common stock or of all or part of the voting power associated with common stock;

•	allows BHI Acquisition or its designated Administrator and Apollo to repurchase all or any portion of the common stock held by employees of the Company upon the termination of their employment with the Company;

•	allows an employee of the Company to force BHI Acquisition or its designated Administrator to acquire all (but not less than all) of the shares of common stock held by the employee upon the termination of their employment with the Company for certain specified reasons; and

•	contains a provision that at any meeting of the BHI Acquisition stockholders and in any action by written consent of BHI Acquisition’s stockholders, Apollo will have the ability to vote the shares of common stock.

The Investor Rights Agreement prohibits our employees who are parties to the agreement from soliciting or hiring any of our employees or soliciting any of our customers, suppliers, licensees or other business relations until one year after they cease to receive any payments from us or our affiliates. Furthermore, the Investor Rights Agreement prohibits our employees from competing with our business or products anywhere in the world where we are doing business until they cease to receive any payments from us or our affiliates (or, in certain cases, until the first anniversary of the date on which they cease to receive payments).

The Investor Rights Agreement will terminate upon the earliest to occur of the dissolution of BHI Acquisition, the determination of Apollo and the holders of a majority of shares of common stock not held by Apollo and the transfer to person or group other than Apollo and its affiliates of a number of shares of common stock having the power to elect a majority of BHI Acquisition’s Board of Directors.

Registration Rights Agreement

In connection with the Transaction, Apollo and its affiliates entered into a registration rights agreement with BHI Acquisition pursuant to which Apollo and its affiliates have certain demand rights and Apollo, its affiliates and all employees who receive deferred stock and stock options have certain incidental registration rights with respect to BHI Acquisition’s common stock. Under this agreement, BHI Acquisition has agreed to assume the fees and expenses associated with registration. The registration rights agreement also contains customary provisions with respect to registration proceedings, underwritten offerings and indemnity and contribution rights.

This registration rights agreement allows employees holding common stock to include their shares in a registration statement filed by the Company with respect to an offering of common stock (i) in connection with the exercise of any demand rights by Apollo and its affiliates, or (ii) in connection with which Apollo and its affiliates exercise “piggyback” registration rights.

Transaction Fee Agreement

In connection with the Apollo Transaction, we entered into a transaction fee agreement with Apollo and its affiliates for the provision of certain structuring and advisory services. The agreement allows Apollo and its affiliates to provide certain advisory services to the Company for a seven-year period, with an automatic extension of the term for a one-year period beginning on the fourth anniversary of the commencement of the agreement and at the end of each year thereafter, unless notice to the contrary is given by either party. The agreement, as later supplemented, provides for an annual fee of $2,500 for each annual period after January 1, 2005. Upon closing the Apollo Transaction, we paid $10,000 of aggregate transaction and advisory fees, under this agreement, and reimbursed expenses of $750. In the fourth quarter of 2004, we paid $975 of fees pursuant to the agreement. Under the agreement, we have also agreed to indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services contemplated under this agreement.

Other Arrangements

Financing and Investing Arrangements

We had a borrowing arrangement with BW Holdings, LLC (“BWHLLC”), a former affiliate, evidenced by a demand promissory note bearing interest at a variable rate, which terminated upon the completion of the Transaction. Interest expense under the BWHLLC arrangement totaled $138 for the year ended December 31, 2004.

In addition, we hold a note receivable in an aggregate principal amount of $404.8 million and accrued interest of $155.6 million as of December 31, 2004 from BHI Acquisition, which has been accounted for as a reduction of equity. We accrued interest quarterly on the note receivable in paid-in capital. Historically, the interest payments were funded through common stock dividends that we paid to them; however, we have neither received quarterly interest nor declared an associated dividend since October 15, 2001 (see Note 15 to our audited Consolidated Financial Statements included elsewhere in this Form 10-K).

Administrative Service, Management, Consulting Arrangements

Prior to the Apollo Transaction, KKR provided certain management, consulting and board services to the Company for an annual fixed fee. In 2003 and through April 2004, the fixed fee was $3,000 annually. Beginning in May 2004, the fee was reduced to $1,000 annually. For the year ended December 31, 2004, the Company recorded expense of $1,284 for amounts due to KKR under this arrangement.

With respect to the above-described agreements, the fees charged were determined based upon factors including the nature of the services provided, total compensation and benefits of the employees involved in providing the services, the estimated percentage of time required to perform the services, the knowledge, expertise, experience and availability of the employees and the value of the services performed to the parties involved.

Other Transactions and Arrangements

From time to time, we sell finished goods to certain Apollo affiliates. These sales totaled $3,413 from the date of the Transaction through December 31, 2004. Accounts receivable from these affiliates totaled $2,345 at December 31, 2004.

In addition, upon closing the Apollo Transaction, the Company paid additional transaction-related costs of $8,721 on behalf of BHI Investment LLC, $21,851 on behalf of BWHLLC and shared compensation costs of $14,264. Of these amounts, $14,264 is included within Transaction related compensation costs, and the remainder is included within Transaction related costs.

Prior to the Apollo Transaction, the Company utilized Willis Group Holdings, Ltd. (“Willis”), an entity controlled by KKR, as its insurance broker. Through the date of the Apollo Transaction, the Company had paid $598 to Willis for their services.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us during the fiscal years ended December 31, 2004 and 2003 by our principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”):

	Years ended December 31
	2004	2003
Audit fees (a)	$1,700	$1,545
Audit-Related fees (b)	2,120	493
Tax fees (c)	2,383	2,494
All other fees	—	—

Total fees	$6,203	$4,532

(a)	Audit Fees. This category includes fees and expenses paid to Deloitte for the audit of our annual financial statements and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q. This includes audit fees for engagements performed at U.S. and international locations, for the fiscal years ended December 31, 2004 and 2003.
(b)	Audit-Related Fees. This category includes fees and expenses paid to Deloitte for stand-alone audits of HAI and Borden Chemical Canada, Inc., an audit of BHI, other audit-related accounting and SEC reporting services, consultations on Sarbanes-Oxley matters and employee benefit plan audits for the year ended December 31, 2004. Audit-related fees and expenses for the year ended December 31, 2003 relate to a stand-alone audit of HAI, other audit-related accounting and SEC reporting services, consultations on Sarbanes-Oxley matters and employee benefit plan audits for the year ended December 31, 2003.
(c)	Tax Fees. This category includes fees and expenses paid to Deloitte for domestic and international tax compliance and planning services and tax advice.

Pre-Approval Policy and Procedures. Under a policy and procedures adopted by the Audit Committee, all audit and non-audit services provided by our principal accounting firm must be pre-approved by the Audit Committee or it’s designated member. All services pre-approved by the designated member are reported to the full Audit Committee at its next regularly scheduled meeting. The pre-approval of audit and non-audit services may be given at any time up to a year before the commencement of the specified service. Under the policy, management is prohibited from using its principal accounting firm for certain non-audit services, the list of which is based upon the list of prohibited activities in the SEC’s rules and regulations.

Part IV

ITEM 15 Exhibits and Financial Statement Schedules

(1)	Consolidated Financial Statements – The financial statements and related notes of Borden Chemical, Inc., and the report of independent registered public accounting firm are included at Item 8 of this report.

(2)	Financial Statement Schedules – Schedule II – Valuation and Qualifying Accounts and Reserves. Also included are the financial statements and related notes of Borden Chemical Canada, Inc., as its securities collateralize an issue being registered, as defined by Rule 3-16 of Regulation S-X under the Securities Act of 1933, and report of independent auditors. All other schedules are omitted because they are not applicable or not required, or because that required information is shown in either the Consolidated Financial Statements or in the notes thereto.

(3)	Exhibits Required by SEC Regulation S-K – Management contracts, compensatory, plans and arrangements are listed herein at Exhibits (10) (ii) through (10) (xxii). The following Exhibits are filed herewith or incorporated herein by reference:

(3)(i)	Restated Certificate of Incorporation dated January 11, 2005.

(ii)	Amended and Restated By-Laws dated as of December 15, 2004.

(4)(i)	Form of Indenture between the Registrant and The First National Bank of Chicago, as Trustee, dated as of January 15, 1983, as supplemented by the First Supplemental Indenture dated as of March 31, 1986, and the Second Supplemental Indenture, dated as of June 26, 1996, relating to the $200,000,000 8-3/8% Sinking Fund Debentures due 2016, incorporated herein by reference from Exhibits (4)(a) and (b) to Amendment No. 1 to Registration Statement on Form S-3, File No. 33-4381 and Exhibit (4)(iv) to the June 30, 1996, Form 10-Q.

(ii)	Form of Indenture between the Registrant and The Bank of New York, as Trustee, dated as of December 15, 1987, as supplemented by the First Supplemental Indenture dated as of December 15, 1987, and the Second Supplemental Indenture dated as of February 1, 1993, and the Third Supplemental Indenture dated as of June 26, 1996, incorporated herein by reference from Exhibits (4)(a) through (d) to Registration Statement on Form S-3, File No. 33-45770, and Exhibit (4)(iii) to the June 30, 1996, Form 10-Q, relating to the following Debentures and Notes:

(a)	The $200,000,000 9-1/5% Debentures due 2021.

(b)	The $250,000,000 7-7/8% Debentures due 2023.

(iii)	Indenture dated as of August 12, 2004 amount Borden US Finance Corp. and Borden Nova Scotia ULC, as Issuers, Borden Chemical, Inc., and Wilmington Trust Co., as Trustee, incorporated by reference to Exhibit 4(i) to the September 30, 2004 Form 10-Q, File No. 001-00071.

(10)(i)	Amended and Restated Loan and Security Agreement dated as of August 12, 2004 among Borden Chemical, Inc., Borden Chemical Canada, Inc., Borden Chemical UK Limited, Borden Chemical GB Limited, the Lenders named therein, Credit Suisse First Boston, as Agent, and Fleet Capital Corporation, as U.S. Collateral Agent, incorporated by reference to Exhibit 10(i)(x) to the September 30, 2004 Form 10-Q, File No. 001-00071.

(ii)	Executive Supplemental Pension Plan Amended and Restated as of January, 1996 incorporated by reference to Exhibit (10)(xiii) to the 1998 Form 10-K Annual Report.

(iii)	Advisory Directors Plan, incorporated herein by reference from Exhibit (10)(viii) to the 1989 Form 10-K Annual Report.

(iv)	Borden Chemical, Inc. 2004 Management Incentive Plan, incorporated by reference to Exhibit 10(ii) to the June 30, 2004 Form 10-Q, File No. 001-00071.

(v)	Description of the Borden Chemical, Inc. 2005 Management Incentive Plan.

(vi)	Amended and Restated Employment Agreement dated as of August 12, 2004 between the Company and Craig O. Morrison, incorporated by reference to Exhibit (10)(i)(i) to the September 30, 2004 Form 10-Q, File No. 001-00071.

(vii)	Amended and Restated Employment Agreement dated as of August 12, 2004 between the Company and Joseph P. Bevilaqua, incorporated by reference to Exhibit (10)(i)(ii) to the September 30, 2004 Form 10-Q, File No. 001-00071.

(viii)	Amended and Restated Employment Agreement dated as of August 12, 2004 between the Company and William H. Carter, incorporated by reference to Exhibit (10)(i)(iii) to the September 30, 2004 Form 10-Q, File No. 001-00071.

(ix)	Terms of employment dated February 19, 2005 between Judy A. Sonnett and the Company.

(x)	Terms of employment dated December 31, 2003 between C. H. Morton and the Company.

(xi)	Terms of employment dated January 21, 2005 between Sarah R. Coffin and the Company, incorporated by reference from Exhibit (10) to the Current Report on Form 8-K dated February 14, 2005, File No. 001-00071.

(xii)	Amended and Restated 1996 Stock Purchase and Option Plan for Key Employees of Borden Chemical, Inc., and Subsidiaries dated September 2003, incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8, File No. 333-109490.

(xiii)	Form of Management Stockholder Agreement incorporated by reference from Exhibit 4.4 to the Registration Statement on Form S-8, File No. 333-109490.

(xiv)	Form of Non-Qualified Stock Option Agreement incorporated by reference from Exhibit 4.5 to the Registration Statement on Form S-8, File No. 333-109490.

(xv)	Form of Sale Participation Agreement incorporated by reference from Exhibit 4.6 to the Registration Statement on Form S-8, File No. 333-109490.

(xvi)	Form of Registration Rights Agreement dated January 1, 2002 among Borden Chemical, Inc., Borden Holdings, Inc., and BDS Two, Inc., incorporated by reference from Exhibit 4.7 to the Registration Statement on Form S-8, File No. 333-109490.

(xvii)	BHI Acquisition Corp. 2004 Deferred Compensation Plan, incorporated by reference to Exhibit 10(i)(iv) to the September 20, 2004 Form 10-Q, File No. 001-00071.

(xviii)	BHI Acquisition Corp. 2004 Stock Incentive Plan, incorporated by reference to Exhibit 10(i)(v) to the September 20, 2004 Form 10-Q, File No. 001-00071.

(xix)	Investor Rights Agreement dated as of August 12, 2004 among BHI Acquisition Corp., and The Holders that are parties thereto, incorporated by reference to Exhibit 10(i)(vi) to the September 20, 2004 Form 10-Q, File No. 001-00071.

(xx)	Registration Rights Agreement dated as of August 12, 2004 among BHI Acquisition Corp., BHI Investment, LC, and the Management Holders party thereto, incorporated by reference to Exhibit 10(i)(vii) to the September 20, 2004 Form 10-Q, File No. 001-00071.

(xxi)	Form of Non-Qualified Stock Option Agreement between BHI Acquisition Corp. and certain optionees, incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 filed by Borden U.S. Finance Corp. and Borden Nova Scotia Finance, ULC on February 14, 2005.

(xxii)	Perquisite Benefits Policy, incorporated by reference to Exhibit (10)(xviii) to the 2001 Form 10-K Annual Report.

(xxiii)	Consulting Agreement with Kohlberg Kravis Roberts & Co., LP dated August 21, 1995, incorporated herein by reference to Exhibit 10 to the September 30, 1995 Form 10-Q, and amendment dated May 30, 2002, incorporated by reference to Exhibit (10) to the June 30, 2002 Form 10-Q.

(xxiv)	Management Consulting Agreement dated August 12, 2004 between Borden Chemical, Inc. and Apollo Management V, L.P., incorporated by reference to Exhibit 10(i)(viii) to the September 30, 2004 Form 10-Q, File No. 001-00071.

(xxv)	Letter Agreement dated December 3, 2004 between Borden Chemical, Inc. and Apollo Management V, L.P., incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 filed by Borden U.S. Finance Corp. and Borden Nova Scotia Finance, ULC on February 14, 2005.

(xxvi)	Joint Management Services Agreement dated October 1, 2001 between Borden Chemical, Inc. and Borden Capital, Inc., incorporated by reference to Exhibit (10) (xiv) to the 2001 Form 10-K Annual Report.

(xxvii)	Master Asset Conveyance and Facility Support Agreement dated as of December 20, 2002 between the Company and Borden Chemicals and Plastics Operating Limited Partnership, incorporated herein by reference from Exhibit (xxvi) to the 2002 Annual Report on Form 10-K.

(xxviii)	Environmental Servitude Agreement dated as of December 20, 2002 between the Company and Borden Chemicals and Plastics Operating Limited Partnership incorporated herein by reference from Exhibit (xxvii) to the 2002 Annual Report on Form 10-K.

(xxix)	Settlement Agreement, dated September 13, 2002, among Borden Chemical, Borden Chemicals and Plastics Operating Limited Partnership, BCP Management, Inc., the U.S.E.P.A. and the Louisiana Department of Environmental Quality, incorporated by reference to Exhibit (10)(xxviii) to the 2002 Annual Report on Form 10-K.

(xxx)	Stock Purchase Agreement dated as of July 5, 2004 among BHI Investment, LLC, BW Holdings LLC, Borden Holdings, Inc. Borden Chemical, Inc. Craig O. Morrison and Joseph P. Bevilaqua, incorporated by reference to Exhibit (10)(i) to the June 30, 2004 Form 10-Q.

(xxxi)	Amendment No. 1 dated as of August 11, 2004, to the Stock Purchase Agreement dated July 5, 2004 by and among BHI Investment, LLC, Borden Holdings, Inc., Borden Chemical, Inc., Craig O. Morrison and Joseph P. Bevilaqua, incorporated by reference to Exhibit 10(viii) to the September 30, 2004 Form 10-Q.

(xxxii)	Share Purchase Agreement dated October 6, 2004 among RÜTGERS AG, RÜTGERS Bakelite Projekt GmbH, National Borden Chemical Germany GmbH, and Borden Chemical, Inc, incorporated by reference to Exhibit 10(xi) to the September 30, 2004 Form 10-Q, File No. 001-00071.

(12)	Ratio of Earning to Fixed Charges.

(21)	Subsidiaries of Registrant.

(31)	Rule 13a-14 Certifications

(a)	Certificate of the Chief Executive Officer

(b)	Certificate of the Chief Financial Officer

(32)	Section 1350 Certifications

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Shareholder of Borden Chemical, Inc.:

We have audited the consolidated financial statements of Borden Chemical, Inc. (a wholly owned subsidiary of BHI Acquisition Corp., which is a majority owned subsidiary of BHI Investment, LLC) and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated March 24, 2005 (which report expresses an unqualified opinion and includes an explanatory paragraph regarding the adoption in 2002 of Statement of Financial Accounting Standard No. 142); such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company, listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Columbus, Ohio

March 24, 2005

Schedule II – Valuation and Qualifying Accounts

	Balance 12/31/01	Charged to Expense	Write-offs	Balance 12/31/02
Allowance for doubtful accounts	$16,659	$(690)	$(3,750)	$12,219

	Balance 12/31/02	Charged to Expense	Write-offs	Balance 12/31/03
Allowance for doubtful accounts	$12,219	$2,526	$(286)	$14,459

	Balance 12/31/03	Charged to Expense	Write-offs	Balance 12/31/04
Allowance for doubtful accounts	$14,459	$1,065	$(5,327)	$10,197

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Borden Chemical, Inc.:

We have audited the accompanying consolidated / combined balance sheets of Borden Chemical Canada, Inc. (a wholly owned subsidiary of Borden Chemical, Inc.) and affiliates (the “Company”) as of December 31, 2004 and 2003, and the related consolidated / combined statements of operations, shareholder’s (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated / combined financial statements present fairly, in all material respects, the financial position of Borden Chemical Canada, Inc. and affiliates at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the combined financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 to conform to Statement of Financial Accounting Standards No. 142.

DELOITTE & TOUCHE LLP

Columbus, Ohio

March 24, 2005

CONSOLIDATED / COMBINED STATEMENTS OF OPERATIONS

BORDEN CHEMICAL CANADA, INC. AND SUBSIDIARIES

	Year ended December 31,
(In thousands)	2004	2003	2002
Net sales	$637,078	$533,098	$435,715
Cost of goods sold	524,932	438,384	346,434

Gross margin	112,146	94,714	89,281

Distribution expense	24,832	20,845	19,169
Marketing expense	15,369	13,726	11,670
General & administrative expense	37,366	26,562	30,748
Business realignment expense (income) and impairments	2,915	(4,568)	4,255
Other operating income	(1,586)	(2,239)	(3,581)

Operating income	33,250	40,388	27,020

Interest expense	2,148	1,635	1,090
Affiliated interest expense	12,321	2,755	3,423
Transaction related costs	14,907	—	—
Other non-operating expense (income)	1,918	369	(702)

Income before income taxes and cumulative effect of change in accounting principle	1,956	35,629	23,309
Income tax expense (benefit)	23,440	(839)	8,667

(Loss) income before cumulative effect of change in accounting principle	(21,484)	36,468	14,542
Cumulative effect of change in accounting principle	—	—	(27,533)

Net (loss) income	$(21,484)	$36,468	$(12,991)

Comprehensive (loss) income	$(27,938)	$59,433	$(35,171)

See Notes to Consolidated / Combined Financial Statements

CONSOLIDATED / COMBINED BALANCE SHEETS

BORDEN CHEMICAL CANADA, INC. AND SUBSIDIARIES

(In thousands)	December 31, 2004	December 31, 2003
ASSETS
Current Assets
Cash and equivalents	$57,829	$22,588
Accounts receivable (less allowance for doubtful accounts of $3,110 in 2004 and $3,372 in 2003)	105,078	90,798
Inventories:
Finished and in-process goods	17,694	12,950
Raw materials and supplies	22,014	14,067
Other current assets	3,742	3,338

	206,357	143,741

Other Assets
Deferred income taxes	6,835	5,732
Other assets	12,729	5,482

	19,564	11,214

Property and Equipment
Land	7,254	6,605
Buildings	33,405	31,980
Machinery and equipment	294,634	263,580

	335,293	302,165
Less accumulated depreciation	(138,549)	(119,252)

	196,744	182,913
Goodwill	10,467	15,331
Other Intangibles	4,868	—

Total Assets	$438,000	$353,199

See Notes to Consolidated / Combined Financial Statements

CONSOLIDATED / COMBINED BALANCE SHEETS

BORDEN CHEMICAL CANADA, INC. AND SUBSIDIARIES

(In thousands, except share data)	December 31, 2004	December 31, 2003
LIABILITIES AND SHAREHOLDER’S (DEFICIT) EQUITY
Current Liabilities
Accounts and drafts payable	$89,707	$55,003
Accounts payable to affiliates	5,330	2,540
Income taxes payable	2,728	6,062
Debt payable within one year	7,997	5,616
Loans due to affiliates	27	46,399
Affiliated interest payable	11,002	268
Other current liabilities	21,334	17,996

	138,125	133,884

Other Liabilities
Long-term debt	7,234	9,089
Affiliated long-term debt	285,142	4,279
Deferred income taxes	25,312	7,737
Affiliated royalties	8,138	7,626
Other long-term liabilities	6,328	6,474

	332,154	35,205

Commitments and Contingencies (See Notes 8 and 11)
Shareholder’s (Deficit) Equity
Common stock – no par value: authorized shares unlimited, issued and outstanding 489,866 shares in 2004 and 2003	3,148	3,148
Paid-in-capital	568	133
Shareholder’s investment of combined subsidiaries	979	95,851
Accumulated other comprehensive loss	(57,389)	(50,935)
Retained earnings	20,415	135,913

	(32,279)	184,110

Total Liabilities and Shareholder’s (Deficit) Equity	$438,000	$353,199

See Notes to Consolidated / Combined Financial Statements

CONSOLIDATED / COMBINED STATEMENTS OF CASH FLOWS

BORDEN CHEMICAL CANADA, INC. AND SUBSIDIARIES

	Year ended December 31,
(In thousands)	2004	2003	2002
Cash Flows from (used in) Operating Activities
Net (loss) income	$(21,484)	$36,468	$(12,991)
Adjustments to reconcile net (loss) income to net cash from (used in) operating activities
Cumulative effect of change in accounting principle	—	—	27,533
Allocations of corporate overhead	33,946	12,707	11,797
Deferred tax provision	15,746	1,492	3,779
Depreciation and amortization	17,784	15,625	14,501
Business realignment expense (income) and impairments	2,915	(4,568)	4,255
Other non-cash adjustments	1,973	696	263
Net change in assets and liabilities:
Accounts receivable	(8,018)	(5,778)	(3,226)
Inventories	(10,102)	5,177	(6,949)
Accounts and drafts payable	31,714	4,420	1,279
Income taxes	(9,102)	(16,142)	10,204
Other assets	1,184	2,228	(5,829)
Other liabilities	(391)	(16,192)	(30,642)

	56,165	36,133	13,974

Cash Flows (used in) from Investing Activities
Capital expenditures	(18,775)	(16,122)	(7,177)
Purchase of business		(11,551)	—
Liquidating dividend from investment		1,029	—
Proceeds from the sale of assets	8,473	7,084	—

	(10,302)	(19,560)	(7,177)

Cash Flows from (used in) Financing Activities
Net short-term debt borrowings	2,219	2,195	697
Borrowings of long-term debt	222	9,316	106
Repayments of long-term debt	(2,400)	(765)	(161)
Affiliated loan (repayments) borrowings, net	(13,337)	(15,586)	(7,217)
Common stock dividends paid	(681)	(1,750)	(2,810)

	(13,977)	(6,590)	(9,385)

Effect of exchange rates on cash	3,355	2,386	(922)

Increase (decrease) in cash and equivalents	$35,241	$12,369	$(3,510)
Cash and equivalents at beginning of year	22,588	10,219	13,729

Cash and equivalents at end of year	$57,829	$22,588	$10,219

CONSOLIDATED / COMBINED STATEMENTS OF CASH FLOWS (continued)

BORDEN CHEMICAL CANADA, INC. AND SUBSIDIARIES

	Year ended December 31,
(In thousands)	2004	2003	2002
Supplemental Disclosures of Cash Flow Information
Cash paid:
Interest, net	$1,794	$819	$149
Income taxes, net	16,796	14,981	5,024
Non-cash activity:
Affiliate note issued to purchase businesses, net of note payable to parent acquired of $37,849 (see Notes 1 and 9)	222,151	—	—
Distribution to parent – acquisition of subsidiaries previously combined (see Note 1)	(222,151)	—	—
Capital contributions from parent (see Note 15)	435	52,227	—

See Notes to Consolidated / Combined Financial Statements

CONSOLIDATED / COMBINED STATEMENTS OF SHAREHOLDER’S (DEFICIT) EQUITY

BORDEN CHEMICAL CANADA, INC. AND SUBSIDIARIES

(In thousands)	Common Stock	Paid-in Capital	Shareholder’s Investment	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, December 31, 2001	$3,148	$—	$19,253	$(51,720)	$116,996	$87,677

Net loss					(12,991)	(12,991)
Translation adjustments				(21,616)		(21,616)
Minimum pension liability adjustment (net of $304 tax)				(564)		(564)

Comprehensive loss						(35,171)

Common stock dividends paid					(2,810)	(2,810)
Allocations of corporate overhead			11,797			11,797

Balance, December 31, 2002	3,148	—	31,050	(73,900)	101,195	61,493

Net income					36,468	36,468
Translation adjustments				23,567		23,567
Minimum pension liability adjustment (net of $324 tax)				(602)		(602)

Comprehensive income						59,433

Capital contributions from parent (See Note 15)		133	52,094			52,227
Common stock dividends paid					(1,750)	(1,750)
Allocations of corporate overhead			12,707			12,707

Balance, December 31, 2003	3,148	133	95,851	(50,935)	135,913	184,110

Net loss					(21,484)	(21,484)
Translation adjustments				(6,072)		(6,072)
Minimum pension liability adjustment (net of $206 tax)				(382)		(382)

Comprehensive loss						(27,938)

Distribution to parent – acquisition of subsidiaries previously combined (See Note 1)			(128,818)		(93,333)	(222,151)
Capital contribution from parent (See Note 15)		435				435
Common stock dividends paid					(681)	(681)
Allocations of corporate overhead			33,946			33,946

Balance, December 31, 2004	$3,148	$568	$979	$(57,389)	$20,415	$(32,279)

See Notes to Consolidated / Combined Financial Statements

Borden Chemical Canada, Inc. and Subsidiaries

Notes to Consolidated / Combined Financial Statements

(In thousands)

1.	Background and Basis of Presentation

Borden Chemical Canada, Inc. (“BCCI”) and its subsidiaries (collectively, “the Companies”) are engaged in the manufacture and distribution of forest products and industrial resins, formaldehyde and other specialty and industrial chemicals. At December 31, 2004, the Companies’ operations included 18 manufacturing facilities in Canada, Brazil, Australia, Malaysia, the Netherlands and the United Kingdom (the “U.K.”). BCCI is owned 100% by Borden Chemical, Inc. (“BCI”).

On August 12, 2004, BHI Investment, LLC (“LLC”), an affiliate of Apollo Management, L.P. (“Apollo”), acquired all of the outstanding capital stock of Borden Holdings, Inc. (“BHI”), at that time, the parent company of BCI, for total consideration of approximately $1.2 billion, including assumption of debt (“the Acquisition”). Immediately following the Acquisition, LLC reorganized the existing corporate structure of BCI such that BCI became directly owned by BHI Acquisition Corporation, a subsidiary of LLC. In addition, BCCI acquired most of BCI’s foreign subsidiaries for a note payable of CDN$342,800, or $260,000 at August 12, 2004 (see Note 9). As the reorganization is between related parties and BCI elected not to apply push-down accounting relating to the Acquisition, BCCI’s basis in the acquired subsidiaries is BCI’s historical cost basis. As a result, BCCI’s net purchase price of the assets acquired of $222,151 is reflected in Shareholder’s (Deficit) Equity as a distribution to parent.

The Acquisition was financed through a private debt offering issued by two newly formed, wholly owned subsidiaries of BCI, which is guaranteed by BCI and certain of its domestic subsidiaries (the “Guarantors”), and with certain equity contributions from Apollo and management of BCI. The private debt offerings and related guarantees are senior obligations secured by a second-priority lien (subject to certain exceptions and permitted liens) on certain of the Guarantors’ existing and future domestic assets, including the stock of BCCI.

In accordance with Rule 3-16 of Regulation S-X under the Securities Act of 1933, BCI is required to file the annual financial statements of BCCI and subsidiaries with the U.S. Securities and Exchange Commission as if the Companies were a registrant. The financial statements for the Companies, which are consolidated from the date of the Acquisition, are presented on a combined basis for periods prior to the Acquisition and the related reorganization.

BCI incurs various costs, including corporate and administrative expenses, on behalf of the Companies; the allocation of these costs is reflected in these financial statements. See Note 5.

2.	Summary of Significant Accounting Policies

Significant accounting policies followed by the Companies, as summarized below, are in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation / Combination – The accompanying consolidated / combined financial statements include the accounts of the following entities, all of which are under the common control and management of BCI:

Borden Chemical Canada Inc.

BCHP, LLC, parent of Borden Chemical Panama Holdings, SA (“Borden Panama”) and subsidiaries

Borden Chemical Australia Pty. Ltd. (“Borden Australia”) and subsidiaries

Borden International Holdings Ltd. (“Borden U.K.”) and subsidiaries

Borden Lux, LLC

Borden Luxembourg, SARL

National Borden Chemical Germany GmbH

Subsequent to the Acquisition, BCCI wholly owns 100% of these entities with the exception of a 34% interest in Borden Chemical (M) Sdn. Bhd. (“Borden Malaysia”), a subsidiary of Borden Panama, which is owned by BCI. The accounts of Borden Malaysia are included within the financial statements presented herein. Intercompany transactions and balances have been eliminated.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. The most significant estimates reflected in the financial statements include valuation allowances for accounts receivable and inventories, general insurance liabilities, asset impairments, legal liabilities, pension and postretirement assets and liabilities, deferred taxes and valuation allowances and related party transactions. Actual results could differ from estimated amounts.

Cash and Equivalents – The Companies consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Included in the Companies’ cash and equivalents are interest-bearing time deposits of $22,125 and $5,056 at December 31, 2004 and 2003, respectively.

Inventories – Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out method.

Property and Equipment – Land, buildings and machinery and equipment are carried at cost. Depreciation is recorded on the straight-line basis by charges to expense at rates based on estimated useful lives of properties (average rates for buildings 3%; machinery and equipment 7%). Major renewals and betterments are capitalized. Maintenance, repairs and minor renewals are expensed as incurred.

Goodwill and Intangibles – The excess of purchase price over net tangible and identifiable intangible assets of non-affiliated businesses acquired is carried as Goodwill on the Consolidated / Combined Balance Sheets. As of January 1, 2002, the Companies no longer amortize goodwill. Certain trademarks, patents and other intangible assets used in the operations of the business are carried as Other Intangibles on the Consolidated / Combined Balance Sheets. These intangible assets are amortized on a straight-line basis over the shorter of the legal or useful lives of the asset which range from 8 to 10 years. Certain trademarks and patents used in operations are owned by BCI and are used on a royalty-free basis by the Companies. See Note 6.

Impairment – As events warrant, but at least annually, the Companies evaluate the recoverability of long-lived assets by assessing whether the carrying value can be recovered over their remaining useful lives through the expected future undiscounted operating cash flows of the underlying business. Any impairment loss required is determined by comparing the carrying value of the assets to operating cash flows on a discounted basis.

The Companies perform an annual impairment test for goodwill. See Note 6.

Deferred Expenses – Deferred financing costs are classified as Other assets on the balance sheets and are amortized over the lives of the related debt or credit facility using the straight-line method since no installment payments are required. Upon retirement of any of the related debt, a proportional share of debt issuance costs is expensed. At December 31, 2004 and 2003, the unamortized balance was $1,826 and $206, respectively.

General Insurance – The Companies are generally self-insured for losses and liabilities relating to workers' compensation, physical damage to property, business interruption and comprehensive general, product and vehicle liability. The Companies maintain insurance policies for certain items exceeding deductible limits. The Companies are covered by certain policies, primarily excess liability coverage, maintained by BCI and are allocated a share of these premiums (see Note 5). Losses are accrued for the estimated aggregate liability for claims using certain actuarial assumptions followed in the insurance industry and the Companies’ experience.

Legal Costs – Legal costs are accrued in the period in which a claim is made or an event becomes known, if the amounts are probable and reasonably estimable. Each claim is assigned a range of potential liability, with the most likely amount being accrued. The amount accrued includes all costs associated with a claim, including settlements, assessments, judgments, fines and legal fees.

Revenue Recognition – Revenue for product sales, net of allowances, is recognized as risk and title to the product transfer to the customer, which usually occurs at the time shipment is made. Substantially all of the Companies’ products are sold FOB (“free on board”) shipping point. Other terms include sales where risk and title passes upon delivery (FOB destination point). In situations where our product is delivered by pipeline, risk and title transfers when our product moves across an agreed transfer point, which is typically the customers’ property line. Product sales delivered by pipeline are measured based on daily flow meter readings. The Companies’ standard terms of delivery are included in their contracts of sale and invoices.

Shipping and Handling – The Companies record freight billed to customers in net sales. Shipping costs are incurred to move products from production and storage facilities to the customers. Handling costs are incurred from the point the product is removed from inventory until it is provided to the shipper and generally include costs to store, move and prepare the products for shipment. The Companies incurred shipping costs of $24,832 in 2004, $20,845 in 2003 and $19,169 in 2002. These costs are classified as Distribution expense in the Consolidated / Combined Statements of Operations. Due to the nature of the Companies’ business, handling costs incurred prior to shipment are not significant.

Research and Development Costs – Funds are committed to research and development for technical improvement of products that are expected to contribute to operating profits in future years. All costs associated with research and development are charged to expense as incurred. Research and development costs were $3,669, $3,514 and $3,914 for 2004, 2003 and 2002, respectively.

Advertising Costs – The Companies charge advertising costs to expense as incurred. Advertising costs were $64, $114 and $1,286 for 2004, 2003 and 2002, respectively.

Foreign Currency Translations – Although the functional currency of BCCI is the Canadian dollar, the accompanying financial statements are presented in the reporting currency of BCCI’s parent, BCI. Accordingly, assets and liabilities of the Companies are translated into BCI’s reporting currency, the U.S. dollar, at the exchange rates in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the year. The effect of translation is accounted for as an adjustment to Shareholder’s (deficit) equity and is included in Accumulated other comprehensive loss.

The Companies incurred realized and unrealized net foreign transaction (losses) gains aggregating $(210) in 2004, $139 in 2003 and $1,281 in 2002.

Income Taxes – The Companies file individual tax returns in their respective countries. Income tax expense is based on reported results of operations before income taxes using the prevailing rates for each tax jurisdiction. Deferred income taxes represent the tax effect of temporary differences between amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Deferred tax balances are adjusted to reflect tax rates, based on current tax laws that will be in effect in the years in which temporary differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For purposes of these financial statements, the international subsidiaries are treated as foreign subsidiaries of a domestic parent, BCCI, for all periods presented. Reconciliations of tax rates are calculated at the statutory Canadian tax rates.

Derivative Financial Instruments – The Companies do not hold or issue derivative financial instruments for trading purposes. The Companies are parties to foreign currency forward contracts and options to reduce the Companies’ cash flow exposure to changes in foreign exchange rates. These instruments are not accounted for using hedge accounting, but are measured at fair value and recorded on the balance sheet as an asset or liability, depending upon the Companies’ underlying rights or obligations. See Note 7.

Stock-Based Compensation – The Companies account for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123.” Pro forma net (loss) income under SFAS No. 148 was not materially different from Net (loss) income for the years ended December 31, 2004, 2003 and 2002.

Concentrations of Credit Risk – Financial instruments that potentially subject the Companies to concentrations of credit risk consist principally of cash and accounts receivable. The Companies place cash with high quality institutions and, by policy, limit the amount of credit exposure to any one institution. Approximately $18,300 of the Companies’ cash is invested in a guaranteed investment certificate with the remaining cash being held primarily in six financial institutions. Concentrations of credit risk with respect to accounts receivable are limited, due to the large number of customers comprising the Companies’ customer base and their dispersion across many different industries and geographies. The Companies generally do not require collateral or other security to support customer receivables.

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs.” The statement amends Accounting Research Bulletin (“ARB”) No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. ARB No. 43 previously stated that these costs must be “so abnormal as to require treatment as current-period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for fiscal years beginning after the issue date of the statement. The adoption of SFAS No. 151 is not expected to have any impact on the Companies’ financial condition or results of operations.

In December 2004, the FASB revised its SFAS No. 123 (“SFAS No. 123R”), “Accounting for Stock Based Compensation.” The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition, the revised statement amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. The provisions of the revised statement are effective for financial statements of the Companies issued for the first annual reporting period beginning after December 15, 2005, with early adoption encouraged. The Companies are evaluating the impact that this statement will have on their financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29.” APB Opinion No. 29, “Accounting For Nonmonetary Transactions,” is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. This statement is effective for non-monetary asset exchanges beginning December 4, 2005, and is not expected to have any impact on the Companies’ financial condition or results of operations.

3.	Acquisitions

Pending Acquisition

On October 6, 2004, BCI entered into a share purchase agreement with RÜTGERS AG and RÜTGERS Bakelite Projekt GmbH (collectively, the “Sellers”). Pursuant to the terms of the share purchase agreement, BCI agreed to purchase from the Sellers all outstanding shares of capital stock of Bakelite Aktiengesellschaft (“Bakelite”) for a net purchase price ranging from approximately €175 million to €200 million, subject to certain adjustments. Based in Iserlohn-Letmathe, Germany, Bakelite is a leading source of phenolic and epoxy thermosetting resins and molding compounds with 13 manufacturing facilities and 1,700 employees in Europe and Asia.

The share purchase agreement contains customary representations, warranties and covenants, including non-compete, non-solicitation and confidentiality agreements by the Sellers. The Sellers have also agreed, subject to various provisions set forth in the share purchase agreement, to indemnify BCI for breaches of the representations and warranties contained in the share purchase agreement and in connection with various tax, environmental, certain pension and other matters. Until the closing date, the Sellers have agreed to operate the business of Bakelite in the ordinary course. Completion of the share purchase is subject to regulatory and other customary closing conditions. Bakelite will be structured as a subsidiary of BCCI. BCCI intends to finance this transaction through a combination of available cash and debt financing. There is no material relationship between BCCI or its affiliates and any of the Sellers other than in respect of the share purchase agreement.

2003 Acquisition

In November 2003, Borden Australia acquired Fentak Pty. Ltd. (“Fentak”), an international manufacturer of specialty chemical products for engineered wood, laminating and paper impregnation markets, for cash of $11,551 and additional deferred payments of approximately $3,050. The Fentak acquisition has been accounted for using the purchase method of accounting. Accordingly, results of operations of the acquired entity have been included from the date of acquisition. The pro forma effects of the acquisition are not material.

At the time of the Fentak acquisition in 2003, the Companies recorded goodwill totaling $14,387. In 2004, purchase accounting adjustments in the amount of $5,480 were made to allocate amounts originally recorded as goodwill to other intangible assets. Separately identifiable intangible assets included customer lists, proprietary technology and trade names.

4.	Business Realignment

In 2003, BCI initiated a program of plant consolidations and other business realignment initiatives (the “2003 program”), which include initiatives impacting the Companies. These initiatives are focused on improving the efficiency of both manufacturing and administrative functions and are designed to focus resources on core operational strengths. The associated business realignment charges consist primarily of employee severance, plant consolidation and environmental remediation costs and asset write-offs.

In addition to the 2003 program, the Companies have realignment activities relating to programs initiated in prior years (the “prior years’ programs”), primarily related to plant consolidations and reorganization of certain administrative functions. The following is a brief overview of significant business realignment activities relating to the Companies.

Year Ended December 31, 2004

During 2004, the Companies recorded net business realignment and impairment expense of $2,915, consisting of plant closure costs (which included asset write-down and environmental remediation costs) and other severance and employee costs of $2,701 and non-cash impairment charges of $214.

Plant Closure Costs

Expenses during 2004 for plant closures of $2,303 relate primarily to environmental remediation and other closure costs for previously closed sites in Brazil ($1,399) and the U.K. ($994) partially offset by favorable adjustments to other plant closure costs at various sites of $90.

Other Severance Costs

Business realignment expense includes additional net severance costs incurred during 2004 totaling $398 primarily related to prior year programs.

Asset Impairment

The Companies recorded an impairment charge of $214 in 2004 to adjust the carrying value of a U.K. plant site that is held for sale to its expected sales price less costs of disposal.

Following is a rollforward of the Companies’ business realignment reserves for 2004:

	Reserves 12/31/03	2004 Expense	2004 Settlements/ Payments	Reserves 12/31/04
Plant closure costs Prior years’ programs	$4,487	$2,345	$(3,226)	$3,606
2003 program	43	(42)	(1)	—
Other severance costs Prior years’ programs	19	371	(390)	—
2003 program	—	27	(27)	—

Total reserve activity	$4,549	$2,701	$(3,644)	$3,606

Year Ended December 31, 2003

During 2003, the Companies recorded net business realignment and impairment income of $4,568, consisting of gains on the sale of assets of $12,260, offset by plant closure costs (which included asset impairment and environmental remediation costs) and other severance and employee costs of $5,698 and other non-cash asset impairment charges of $1,994.

Plant Closure Costs

Plant closure costs in 2003 include $3,508 for prior years’ programs and $1,994 for the 2003 program. Costs relating to prior years’ programs include environmental remediation of approximately $800 for closed plants in Latin America and other plant closure costs of approximately $2,708. The $1,994 of charges for the 2003 program primarily relate to costs associated with a plant consolidation program in Canada. Manufacturing was transitioned from the North Bay, Ontario plant to another facility; the North Bay site was idled as of the end of 2003, resulting in asset impairment charges of $1,430. The remaining charges pertain to plants in Brazil and the U.K. The impairment charges represent the excess of the carrying value of assets over the undiscounted cash flows expected to result from the eventual disposition of the North Bay site.

Gain on the Sale of Assets

In 2003, Borden U.K. sold land associated with a closed plant for a gain of $12,260. This gain was recorded as business realignment income because the facility was closed in conjunction with prior years’ programs.

Asset Impairment

Borden Malaysia recorded a goodwill impairment of $762 as a result of the annual impairment analysis conducted at year-end (see Note 6). In addition, the Companies recorded impairment charges of $1,232 pertaining to a plant in the U.K. that was held for sale. The amount of the impairment was based on expected proceeds from a sale in negotiation.

Following is a rollforward of the Companies’ business realignment reserves for 2003:

	Reserves 12/31/02	2003 Expense	2003 Settlements/ Payments	Reserves 12/31/03
Plant closure costs
Prior years’ programs	$6,289	$3,508	$(5,310)	$4,487
2003 program	—	1,994	(1,951)	43
Other severance costs
Prior years’ programs	551	47	(579)	19
2003 program	—	149	(149)	—

Total reserve activity	$6,840	$5,698	$(7,989)	$4,549

Year Ended December 31, 2002

During 2002, the Companies recorded net business realignment expense of $4,255, consisting of plant closure costs of $3,558 and other severance and employee costs of $697.

Plant Closure Costs

Plant closure costs in 2002 of $3,558 consisted of plant demolition, employee severance and other related costs of $2,459 and a $1,099 increase to the reserve for revised estimates of environmental clean-up and demolition for several locations closed in previous years.

Other Severance Costs

Other severance costs primarily pertains to administrative reductions in Brazil and the U.K.

Following is a rollforward of the Companies’ business realignment reserve activity for 2002:

	Reserves 12/31/01	2002 Expense	2002 Settlements/ Payments	Reserves 12/31/02
Plant closure costs	$9,238	$3,558	$(6,507)	$6,289
Other severance costs	70	697	(216)	551

Total reserve activity	$9,308	$4,255	$(6,723)	$6,840

5.	Related Party Transactions

BCI incurs various administrative and operating costs on behalf of the Companies that are reimbursed by the Companies. These costs include engineering and technical support, purchasing, quality assurance, sales and customer service, information systems, research and development and certain administrative services. These service costs have been allocated to the Companies generally based on sales or sales volumes and when determinable, based on the actual usage of resources. These costs are included within General & administrative expense and Cost of goods sold and were $6,965, $8,424 and $9,092 in 2004, 2003 and 2002, respectively. In addition, BCI maintains certain insurance policies, primarily excess liability coverage, that benefit the Companies. Amounts pertaining to these policies and allocated to the Companies based upon sales were $1,803, $1,847 and $1,285 in 2004, 2003 and 2002, respectively.

The Companies sell finished goods and certain raw materials to BCI and some of its subsidiaries. Total sales were $28,847, $24,934 and $24,698, in 2004, 2003 and 2002, respectively. In addition, the Companies purchase raw materials and finished goods from BCI and some of its subsidiaries, which totaled $10,685, $8,063 and $8,654, in 2004, 2003 and 2002, respectively. These sales and purchases are priced similarly to prices charged to outside customers.

Total accounts payable, net of receivables, relating to these intercompany transactions was $5,330 and $2,540 at December 31, 2004 and 2003, respectively.

In addition to direct charges, BCI provides certain administrative services that are not reimbursed by the Companies. These costs include corporate controlled expenses such as executive management, legal, health and safety, accounting, tax and credit, and have been allocated herein to the Companies on the basis of Net sales. Management believes that the amounts allocated in such a manner are reasonable and consistent and are necessary in order to properly depict the consolidated / combined statements of financial position, operations and cash flows of the Companies on a stand-alone basis. However, the amounts are not necessarily indicative of the costs that would have been incurred if the Companies had operated independently. This expense is included in General & administrative expense with the offsetting credit recorded in Shareholder’s (deficit) equity. There is no income tax provided on these amounts as they are not deductible.

The following table summarizes these allocations for the years ended December 31:

	2004	2003	2002
Executive Group	$4,343	$4,136	$5,767
General Counsel	2,559	2,990	2,243
Health, Safety and Environmental Services	686	553	543
Finance	6,306	5,028	3,244

	$13,894	$12,707	$11,797

In addition to the BCI administrative services costs, the Companies have been allocated a share of the transaction costs associated with the Acquisition totaling $20,052. This amount includes $5,145 of compensation costs that is classified as General & administrative expense. The allocation of these costs was made on the basis of Net sales. The offsetting credit relating to this allocation is included in Shareholder’s (deficit) equity.

BCCI, Borden U.K. and a subsidiary of Borden U.K. jointly and severally guarantee BCI’s $34,000 Parish of Ascension Industrial Revenue Bonds. BCCI guarantees the full amount, and Borden U.K. and its subsidiary each guarantee up to $30,000 of this debt. BCI pays these companies a guarantor fee totaling $75 annually.

Prior to 2001, the Companies incurred royalties for the use in operations of certain trademarks and patents owned by BCI. At December 31, 2004 and 2003, the Companies had amounts due to BCI under these arrangements of $8,138 and $7,626, respectively. These amounts are included within Affiliated royalties and are classified as long-term due to restrictions on the ability to repay.

BCCI and Borden Panama held a 12.6% interest in BCI’s Spanish subsidiary, Quimica Borden Espana S.A. (“Borden Espana”). Borden Espana filed for liquidation prior to 2000, and paid a liquidating dividend to the Companies in 2003. The liquidation of Borden Espana was completed in the third quarter of 2004.

See Note 9 for a description of the Companies’ affiliated financing activities.

6.	Goodwill and Intangible Assets

At December 31, 2004 and 2003, management performed the annual goodwill impairment test. As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” management identified the appropriate reporting units and identified the assets and liabilities (including goodwill) of the reporting units. They determined estimated fair values of the reporting units and assessed whether the estimated fair value of each reporting unit was more or less than the carrying amount of the assets and liabilities assigned to the units.

Valuations were performed using a standard methodology based largely on comparable company analysis. Comparable company analysis ascribes a value to an entity by comparing certain operating metrics of the entity to those of a set of comparable companies in the same industry. Using this method, market multiples and ratios based on operating, financial and stock market performance are compared across different companies and to the entity being valued. Management employed a comparable analysis technique commonly used in the investment banking and private equity industries to estimate the values of its reporting units - the EBITDA (earnings before interest, taxes, depreciation and amortization) multiple technique. Under this technique, estimated values are the result of an EBITDA multiple derived from this process applied to an appropriate historical EBITDA amount. At December 31, 2004, the fair value of each reporting unit exceeded the carrying amount of assets and liabilities assigned to the units.

At December 31, 2003, the fair value of each reporting unit exceeded the carrying amount of assets and liabilities, except for Borden Malaysia. Based on the excess of the carrying value over the estimated fair value of Borden Malaysia, the Companies recorded a goodwill impairment charge of $762 due to a decline in operating performance that represented 100% of the unit’s recorded goodwill balance. This impairment charge is reflected in the 2003 Combined Statement of Operations as Business realignment expense (income) and impairments.

Upon the adoption of SFAS No. 142, on January 1, 2002, fair values of the Companies’ reporting units as of December 31, 2001 were determined by employing a methodology similar to that described above. As a result of the initial test, the fair value of each reporting unit exceeded the carrying amount of assets and liabilities assigned, except for Borden U.K. Based on the excess of the carrying value over the estimated fair value of Borden U.K., the Companies recorded a goodwill impairment charge of $27,533 that represented 100% of the December 31, 2001 carrying amount. This impairment charge is reported as Cumulative effect of change in accounting principle in the 2002 Combined Statement of Operations.

The following table provides a comparison of 2004, 2003 and 2002 as if the new accounting principle were applied for all years:

	Year Ended December 31,
	2004	2003	2002
Reported net (loss) income	$(21,484)	$36,468	$(12,991)
Add back cumulative effect of change in accounting principle	—	—	27,533

Adjusted net (loss) income before cumulative effect of change in accounting principle	$(21,484)	$36,468	$14,542

The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows:

Total
Goodwill balance at December 31, 2002	$1,523
Acquisitions	14,387
Impairment	(762)
Foreign currency translation	183

Goodwill balance at December 31, 2003	15,331

Purchase accounting adjustments	(5,480)
Foreign currency translation	616

Goodwill balance at December 31, 2004	$10,467

Intangible assets consist of the following:

	At December 31, 2004
	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Customer relationships	$2,547	$298
Patents and technologies	2,154	314
Trademarks	779	—

	$5,480	$612

The impact of foreign currency translation adjustments is included in accumulated amortization.

Total intangible amortization expense for the year ended December 31, 2004 was $612. Estimated annual intangible amortization expense for 2005 through 2009 is $579 per year.

7.	Financial Instruments

The following table presents the carrying or notional amounts and fair values of the Companies’ financial instruments at December 31, 2004 and 2003. The fair value of a financial instrument is the estimated amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair values are determined from quoted market prices where available or based on other similar financial instruments.

The carrying amounts of cash and equivalents, accounts receivable, accounts payable, affiliated royalties and other liabilities are considered reasonable estimates of their fair values.

The following table includes the carrying and fair values of the Companies’ financial instruments.

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Liabilities
Debt	$15,231	$15,231	$14,876	$14,901
Affiliated debt	285,169	285,169	50,678	50,678

	Notional Average Amount	Fair Value Gain (Loss)	Notional Average Amount	Fair Value Gain (Loss)
Derivatives relating to:
Foreign currency contracts to sell British Pounds	$41,577	$521	$—	$—
Call options sold	36,000	(1,547)	12,000	(181)
Put options purchased	36,000	114	12,000	18

At December 31, 2004, the Companies had derivative losses of $1,547 classified as Other current liabilities and derivative gains of $635 classified as Other assets. At December 31, 2003, the Companies had derivative losses of $181 classified as Other current liabilities and derivative gains of $18 classified as Other assets.

Gains and losses arising from contracts are recognized on a quarterly basis through the Consolidated / Combined Statement of Operations (see Note 2). The Companies do not hold or issue derivative financial instruments for trading purposes.

At December 31, 2004, the Companies had a foreign currency exchange forward contract outstanding with a notional value of $41,577. At December 31, 2004, the Companies’ forward position of $41,577 was to sell British Pounds for Canadian Dollars at a rate of 2.3255. The unsecured contract matures within 31 days and is placed with a financial institution with investment grade credit ratings. The Companies are exposed to credit loss in the event of non-performance by the other party to the contract. The Companies evaluate the credit worthiness of the counterparty’s financial condition and does not expect default by the counterparty. At December 31, 2004, the Companies recorded an unrealized gain of $521 related to this contract.

At December 31, 2004 and 2003, respectively, the Companies had put options totaling $36,000 and $12,000, respectively, to buy U.S. Dollars with Canadian Dollars. The 2004 options have an average maturity of 183 days and a contract rate of 1.3200. The 2003 options had average maturities of 47 days and a contract rate of 1.3600. At December 31, 2004 and 2003, the Companies recorded gains of $114 and $18, respectively, related to these options. During 2004, the Companies also recorded gains of $69 related to put options that were exercised in 2004.

The Companies are also a party to call options held by financial institutions totaling $36,000 and $12,000 at December 31, 2004 and 2003, respectively, to sell Canadian Dollars for U.S. Dollars. The 2004 options have an average maturity of 183 days and a contract rate of 1.2300. The 2003 options had average maturities of 47 days and an average contract rate of 1.3068. At December 31, 2004 and 2003, the Companies recorded a loss of $1,547 and $181, respectively, related to these options.

8.	Debt and Lease Obligations

BCI entered into a three-year asset based revolving credit facility in the third quarter of 2002 (the “Credit Facility”), which provides for a maximum aggregate borrowing of $175,000 for the Companies, including letters of credit (“LOC”). BCI amended this Credit Facility (the “Amended Credit Facility”) on August 12, 2004 as part of the Acquisition. The Amended Credit Facility is a five-year asset based revolving credit facility with the same borrowing capacity as the Credit Facility.

The Amended Credit Facility is secured with inventory and accounts receivable in the United States, Canada and the U.K., a portion of property and equipment in Canada and the U.K. and the stock of certain U.S. subsidiaries. At December 31, 2004, the net book value of the collateral securing the Amended Credit Facility was approximately $266,000 excluding the pledged subsidiary stock, of which, approximately $117,000 represents assets of the Companies and approximately $149,000 represents assets of BCI. The maximum borrowing allowable under the Amended Credit Facility is calculated monthly (quarterly if availability is greater than $100,000), and is based upon specific percentages of eligible accounts receivable, inventory and fixed assets. The Amended Credit Facility contains restrictions on dividends, capital expenditures and payment of management fees. It also includes a minimum trailing twelve-month fixed charge coverage ratio requirement of 1.1 to 1.0 if aggregate availability is less than $50,000. As of December 31, 2004, the maximum borrowing allowable under the Amended Credit Facility for BCCI and Borden U.K. was $68,421, of which $68,403, net of LOCs, was unused and available. Based upon the aggregate availability at December 31, 2004, BCI had no fixed charge coverage ratio requirements.

Under the terms of the Amended Credit Facility, BCCI and Borden U.K. have the ability to borrow funds at either the prime rate plus an applicable margin (“the prime rate option”) or at LIBOR plus an applicable margin. The option must be designated at the time of the borrowing. The applicable margin for any prime rate borrowing is 50 basis points and for any LIBOR borrowing is 200 basis points. As of December 31, 2004, the Companies had no borrowings outstanding under the prime rate option. For LOCs issued under the Amended Credit Facility, the Companies pay a per annum fee equal to the LIBOR applicable margin, or 2.00%, plus a fronting fee of ..125%. In addition, BCI and the Companies pay a .375% per annum fee on the amount of the revolving loan commitment less any borrowings or outstanding LOCs. The Companies incurred commitment fees of $332, $335 and $92 in 2004, 2003 and 2002, respectively, related to the Amended Credit Facility.

Borden Australia entered into a five-year secured credit facility in the fourth quarter of 2003 (the "Australian Facility"), which provided for a maximum borrowing of AUD$19,900, or approximately $15,500. At December 31, 2004, outstanding debt under this facility was $11,295, of which $6,557 is classified as long-term. In addition, there was $3,334 of short-term debt outstanding under the facility. The Australian Facility provided the funding for the Fentak acquisition made in the fourth quarter of 2003 (see Note 3) and is secured by liens against substantially all of the assets of the Australian business, including the stock of Australian subsidiaries. At December 31, 2004, the net book value of the collateral securing this facility was approximately $29,700. In addition, BCCI has pledged the stock of Borden Australia as collateral for borrowings under this facility. This facility includes a fixed rate facility used for the acquisition, as well as a revolver. At December 31, 2004, $7,961 was outstanding under the fixed rate facility at an interest rate of 6.4%. The Australian Facility contains restrictions relative to Borden Australia on the payment of dividends, the sale of assets and additional borrowings. The Australian Facility also contains financial covenants applying to Borden Australia and its subsidiaries including current ratio, interest coverage, debt service coverage and leverage. The fixed portion of the Australian Facility requires minimum quarterly principal reductions totaling AUD$450 (approximately $350). The Australian facility requires semi-annual principal reductions based on a portion of excess cash as defined in the agreement. There were no repayments made under this provision during 2004. As of December 31, 2004, the maximum borrowing allowable under the Australian Facility was AUD$18,100 (approximately $14,100), of which about AUD$3,600 (approximately $2,800), after outstanding LOCs and other draws, was unused and available. . The Companies incurred commitment fees of $173 in 2004 related to the Australian Facility.

Additional international credit facilities provide availability totaling approximately $26,100. Of this amount, approximately $12,200 (net of approximately $3,900 of borrowings, LOCs and other guarantees of approximately $4,600 and $5,400 of other draws) was available to fund working capital needs and capital expenditures at December 31, 2004. These credit facilities have various expiration dates ranging from 2006 through 2008. Of the total $3,935 of outstanding debt at December 31, 2004, $677 is classified as long-term. Average interest rates on the outstanding debt were 14.0% and 14.8% at December 31, 2004 and 2003, respectively. While these facilities are primarily unsecured, portions of the lines are secured by equipment with a net book value of approximately $750 at December 31, 2004. BCI guarantees up to $6,700 of the debt of a Brazilian subsidiary included in these facilities.

Aggregate maturities of total non-affiliated debt and minimum annual rentals under operating leases at December 31, 2004, for the Companies are as follows:

Year	Debt	Minimum Rentals Under Operating Leases
2005	$7,997	$2,175
2006	1,991	1,704
2007	1,489	1,453
2008	3,754	1,277
2009	—	1,202
2010 and beyond	—	1,637

	$15,231	$9,448

Rental expense amounted to $2,139, $1,998 and $1,927 in 2004, 2003 and 2002, respectively.

9.	Loans Due To Affiliates

To finance the acquisition of the subsidiaries from BCI, BCCI assumed a fixed rate note of CDN$342,836, or approximately $285,000 at December 31, 2004, with Borden Nova Scotia Finance ULC, a subsidiary of BCI. The note has an interest rate of 10% and becomes due July 15, 2014. BCCI recorded interest expense of $10,641 during 2004, and the December 31, 2004 balance sheet includes $11,000 of interest payable. In tandem with the issuance of this note, BCI entered into a common share forward subscription agreement with BCCI requiring BCI to subscribe to shares of BCCI stock at CDN$845 per share at the principal repayment date for the loan.

In conjunction with the Acquisition, a demand note payable by Borden U.K. to BCI was contributed by BCI to a newly formed subsidiary, Borden Lux, LLC. Borden Lux, LLC was subsequently acquired by BCCI in the Acquisition, therefore the loan and related interest is eliminated subsequent to August 12, 2004. In December 2003, BCI made a capital contribution to Borden U.K. in the amount of $49,087 reducing the outstanding loan payable. This portion of the loan was non-interest bearing during 2002. At December 31, 2003, $44,608 was outstanding at an interest rate of 6.6%. This amount is classified as current due to the note being a demand instrument. Interest expense to BCI totaled $1,538, $2,100 and $2,196, for the years ended December 31, 2004, 2003 and 2002, respectively.

In addition, Borden U.K. had demand notes, denominated in Euros, with BCI’s French subsidiary, Borden Chimie S.A. Amounts outstanding under the loans totaled $0 and $1,764 at December 31, 2004 and 2003, respectively. The interest rate at December 31, 2003 was 4.2%. Interest expense to Borden Chimie S.A. totaled $16, $59 and $10 for the years ended December 31, 2004, 2003 and 2002, respectively.

Borden U.K. also had a loan from Borden Espana with an outstanding balance of $7,958 at December 31, 2002, which was repaid during 2003. The loan, which was denominated in GBP, bore an interest rate of 4.5%. Interest expense to Borden Espana totaled $84 and $355 for the years ended December 31, 2003 and 2002, respectively.

Borden Quimica Industria E Comercio Ltda. (“Brazil Quimica”), a subsidiary of Borden Panama, maintained a demand note from BCI with a fixed interest rate of 8% and an installment loan from BCI with a fixed interest rate of 6%. Amounts outstanding under the demand note totaled $0 and $4,000 at December 31, 2004 and 2003, respectively, and were classified as long-term in 2003, due to local restrictions on the ability to repay without obtaining governmental approval. Amounts outstanding under the installment loan totaled $279 and $306 at December 31, 2004 and 2003. Brazil Quimica makes annual payments on the installment loan of $27 with a final balloon payment due in 2013. Interest expense on these notes totaled $126, $512 and $811 for the years ended December 31, 2004, 2003 and 2002, respectively.

Borden Panama had a borrowing arrangement with BCI during 2002, which was terminated. Interest expense accrued under this arrangement totaled $51 for 2002.

10.	Guarantees, Indemnities and Warranties

Standard Guarantees / Indemnifications

In the ordinary course of business, the Companies enter into numerous agreements that contain standard guarantees and indemnities whereby third parties are indemnified for, among other things, breaches of representations and warranties. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases and sales of assets or businesses, (ii) leases of real property, (iii) licenses of intellectual property and (iv) long-term supply agreements. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords or lessors in lease contracts, (iii) licensors or licensees in license agreements and (iv) vendors or customers in long-term supply agreements.

These parties may also be indemnified against any third party claim resulting from the transaction that is contemplated in the underlying agreement. Additionally, in connection with the sale of assets and the divestiture of businesses, the Companies may agree to indemnify the buyer with respect to liabilities related to the pre-closing operations of the assets or businesses sold. Indemnities related to pre-closing operations generally include tax liabilities, environmental liabilities and employee benefit liabilities not assumed by the buyer in the transaction.

Indemnities related to the pre-closing operations of sold assets normally do not represent additional liabilities to the Companies, but simply serve to protect the buyer from potential liability associated with its existing obligations at the time of sale. As with any liability, the Companies have accrued for those pre-closing obligations that are considered probable and reasonably estimable. Such amounts are not significant.

While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). With respect to certain of the aforementioned guarantees, the Companies maintain limited insurance coverage that mitigates any potential payments to be made. There are no specific limitations on the maximum potential amount of future payments that the Companies could be required to make under these guarantees, nor are the Companies able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not predictable.

The Companies have not entered into any significant agreement subsequent to January 1, 2003 that would require them, as guarantors, to recognize a liability for the fair value of obligations they have undertaken in issuing the guarantee.

Related Party Guarantees

BCCI and certain subsidiaries of Borden U.K. have guaranteed BCI’s $34,000 Parish of Ascension Industrial Revenue Bonds.

Warranties

The Companies do not make express warranties on its products, other than that they comply with their defined specifications; therefore, no warranty liability has been recorded. Adjustments for product quality claims are not material and are charged against sales revenues.

11.	Commitments and Contingencies

Environmental Matters

Because the operations of the Companies involve the use, handling, processing, storage, transportation and disposal of hazardous materials, it is subject to extensive environmental regulation and is exposed to the risk of claims for environmental remediation or restoration. In addition, violations of environmental laws or permits may result in restrictions being imposed on operating activities, substantial fines, penalties, damages or other costs, any of which could have a material adverse effect on the Companies’ business, financial condition, results of operations or cash flows.

Accruals for environmental matters are recorded following the guidelines of Statement of Position 96-1, “Environmental Remediation Liabilities,” when it is probable that a liability has been incurred and the amount of the liability can be estimated. Environmental accruals are reviewed on an interim basis and as events and developments warrant. Based on management’s estimates, which are determined through historical experience and consultation with outside experts, the Companies have recorded liabilities, relating to seven locations, of approximately $4,200 and $4,800 at December 31, 2004 and 2003, respectively, for all probable environmental remediation, indemnification and restoration liabilities. These amounts include estimates of unasserted claims the Companies believe are possible of loss and reasonably estimable.

Based on currently available information and analysis, management believes that it is reasonably possible that costs associated with such sites may fall within a range of $2,400 to $10,400, in the aggregate, at December 31, 2004. This estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based, and in order to establish the upper end of such range, assumptions less favorable to the Companies among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. The factors influencing the ultimate outcome include the methods of remediation to be elected, the conclusions and assessment of site studies remaining to be completed and the time period required to complete the work. The Companies do not anticipate any recoveries of these costs from insurance coverage or from other third parties. There are no other potentially responsible parties for these sites.

At six of these locations, the Companies are conducting environmental remediation and restoration under business realignment programs due to closure of the sites. Total reserves related to these sites included in realignment were $3,606 and $3,844 at December 31, 2004 and 2003, respectively. Much of this remediation is being performed by the Companies on a voluntary basis in coordination with local regulatory authorities; therefore, management has greater control over the costs to be incurred and the timing of cash flows. The Companies anticipate approximately $3,200 of these liabilities will be paid within the next four years, with the remaining amounts being paid over the next ten years.

Legal Matters

The Companies are involved in various product liability, commercial and employment litigation, personal injury, property damage and other legal proceedings that are considered to be in the ordinary course of business. The following legal claim is not in the ordinary course of business:

In 1992, the State of Sao Paulo Tax Bureau issued an assessment against Brazil Quimica claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes, characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions, and Brazil Quimica has filed an administrative appeal seeking cancellation of the assessment. In December 2001, the Administrative Court upheld the assessment in the amount of 60.8 million Brazilian Reais, or approximately $22,900, including tax, penalties, monetary correction and interest. In September 2002, Brazil Quimica filed a second appeal with the highest level administrative court, again seeking cancellation of the assessment. Management believes Brazil Quimica has a strong defense against the assessment and will pursue the appeal vigorously; however, no assurance can be given that the assessment will not be upheld. At this time the Companies do not believe a loss is probable, therefore, only related legal fees have been accrued. Reasonably possible losses to the Companies on the resolution of this matter range from zero to $22,900.

The Companies have reserved approximately $2,137 and $1,628 at December 31, 2004 and 2003, respectively, relating to all non-environmental legal matters for legal defense and settlement costs that it believes are probable and estimable at this time.

Other Contingencies

The Fentak acquisition agreement includes a contingent purchase consideration provision based on achievement of certain targeted earnings before interest and taxes. No payment was required for 2004. Maximum annual payments are AU$600 for the period 2005-2006.

At December 31, 2004, BCCI is a party to a contingent foreign currency exchange forward contract to purchase €175million for US$235 million, with BCI as the primary beneficiary. The contract is contingent upon the close of the Bakelite share purchase agreement (see Note 3) and has a target settlement date of March 31, 2005 and provides for an extension and adjustments through July 6, 2005. The purpose of the hedge is to mitigate BCI’s risk of foreign currency exposure related to the pending transaction.

12.	Pension and Retirement Savings Plans

Most of BCCI’s Canadian employees are covered under a non-contributory defined benefit plan (the “Canadian Plan”). The Canadian Plan provides benefits for salaried employees based on eligible compensation and years of credited service, and for hourly employees based on an established annual amount of pension benefit multiplied by years of credited service. For hourly employees covered under a collective bargaining agreement, the benefit is determined using a flat dollar multiplier times credited service plus a percentage of participant contributions, if any.

Following is a rollforward of the assets and benefit obligations of the Canadian Plan. The measurement date for the plan assets is September 30.

	2004	2003
Change in Benefit Obligation
Benefit obligation at beginning of year	$6,558	$4,923

Service cost	231	197
Interest cost	389	401
Actuarial losses	361	536
Foreign currency exchange rate changes	493	1,096
Benefits paid	(507)	(595)

	$7,525	$6,558

Change in Plan Assets

Fair value of plan assets at beginning of year	$4,538	$3,615
Actual return on plan assets	285	353
Foreign currency exchange rate changes	345	805
Employer contribution	359	360
Benefits paid	(507)	(595)

Fair value of plan assets at end of year	$5,020	$4,538

Plan assets less than benefit obligation	$(2,505)	$(2,020)
Unrecognized net actuarial loss	4,388	3,792

Net amount recognized	$1,883	$1,772

Amounts recognized in the balance sheets, after reclassification of the prepaid pension asset to reflect a minimum pension liability adjustment, consist of:

	2004	2003
Accrued benefit liability	$(2,068)	$(1,591)
Accumulated other comprehensive loss	3,951	3,363

Net amount recognized	$1,883	$1,772

The weighted average rates used to determine benefit obligations for BCCI were as follows:

	2004	2003
Discount rate	6.0%	6.0%
Rate of increase in future compensation levels	3.0%	3.0%

The following summarizes BCCI’s benefit obligations and plan assets:

	2004	2003
Projected benefit obligation	$7,525	$6,558
Accumulated benefit obligation	7,088	6,128
Fair value of plan assets	5,020	4,538

Following are the components of net pension expense recognized by BCCI for the years ended December 31:

	2004	2003	2002
Service cost	$231	$197	$134
Interest cost on projected benefit obligation	389	401	320
Expected return on assets	(403)	(399)	(345)
Recognized actuarial loss	160	146	76

Net pension expense	$377	$345	$185

The weighted average rates used to determine net pension expense for BCCI were as follows:

	2004	2003	2002
Discount rate	6.0%	6.5%	6.8%
Rate of increase in future compensation levels	3.0%	3.5%	3.8%
Expected long-term rate of return on plan assets	7.8%	7.8%	7.8%

In determining the expected overall long-term rate of return on assets, BCCI takes into account the rates on long-term debt investments held within the portfolio, as well as expected trends in the equity markets. Peer data and historical returns are reviewed, and BCCI consults with actuarial experts to confirm that BCCI’s assumptions are reasonable.

BCCI’s investment strategy for defined benefit pension plan assets is to maximize the long-term return on plan assets using a mix of equities and fixed income investments and accepting a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and expected timing of future cash flow requirements. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across various countries, as well as growth, value and small and large capital investments. Investment risk and performance are measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset / liability studies.

Following is a summary of actual 2004 and 2003, at the measurement date, and target 2005 allocations of plan assets by investment type:

	Actual		Target
	2004	2003	2005
Fixed income securities	38%	50%	40%
Equity securities	58%	45%	60%
Cash and short-term investments	4%	5%	—

	100%	100%	100%

BCCI expects to make contributions totaling $950 to the Canadian Plan in 2005.

Estimated future plan benefit payments as of December 31, 2004 are as follows:

2005	$509
2006	503
2007	503
2008	512
2009	516
2010 - 2014	2,517

The Companies provide benefits under various defined contribution plans to their employees in various countries. Depending upon the country and plan, eligible salaried and hourly employees may contribute up to 7% of their pay as basic contributions to the plans. The Companies make contributions to these plans in amounts up to 100% of basic contributions. Charges to operations for matching contributions under these defined contribution plans in 2004, 2003 and 2002 totaled $1,797, $1,814 and $1,584, respectively.

13.	Postretirement Benefit Obligations

BCCI provides certain health and life insurance benefits for eligible Canadian retirees and their dependents. The cost of postretirement benefits is accrued during employees’ working careers. Participants are provided with supplemental benefits to the respective provincial healthcare plans in Canada. These benefits are non-contributory and are funded on a pay-as-you-go basis.

Following is a rollforward of the changes in the non-pension postretirement benefit obligations of BCCI for the years ended December 31. BCCI uses a measurement date of September 30.

	2004	2003
Change in Benefit Obligation
Benefit obligation at beginning of year	$3,058	$677
Service cost	114	48
Interest cost	206	55
Actuarial losses	163	2,170
Benefits paid	(50)	(42)
Foreign currency exchange rate changes	99	150

Benefit obligation at end of year	3,590	3,058
Unrecognized net actuarial loss	(2,112)	(2,103)

Accrued postretirement obligation at end of year	$1,478	$955

The unrealized net actuarial loss recognized in 2003 relates to updated estimates on future benefit payments for medical and prescription drug coverage, as well as updates to population and other actuarial assumptions.

The weighted average rates used to determine the benefit obligations for BCCI were as follows:

	2004	2003
Discount rate	6.5%	6.0%

Following are the components of net postretirement expense recognized by BCCI for the years ended December 31:

	2004	2003	2002
Service cost	$114	$48	$35
Interest cost on projected benefit obligation	206	55	43
Recognized actuarial loss	149	—	—

Net postretirement expense	$469	$103	$78

The weighted average rates used to determine net postretirement expense for BCCI were as follows:

	2004	2003	2002
Discount rate	6.0%	6.5%	6.8%

Following are the assumed health care cost trend rates at December 31, 2004 and 2003.

	2004	2003
Health care cost trend rate assumed for next year	7.5%	7.8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.4%	4.4%
Year that the rate reaches the ultimate trend rate	2015	2015

A one-percentage-point change in the assumed health care cost trend rates would have the following impact on the Companies:

	1% increase	1% decrease
Effect on total service cost and interest cost components	$67	$(51)
Effect on postretirement benefit obligation	594	(474)

Estimated future plan benefit payments as of December 31, 2004 are as follows:

2005	$128
2006	144
2007	162
2008	181
2009	200
2010 - 2014	1,303

14.	Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss as of December 31, 2004 and 2003 are as follows:

	2004	2003
Cumulative foreign currency translation adjustments	$(54,821)	$(48,749)
Minimum pension liability adjustment, net of tax	(2,568)	(2,186)

	$(57,389)	$(50,935)

15.	Shareholder’s (Deficit) Equity

Shareholder’s deficit at December 31, 2004 reflects the common equity of BCCI with all of the common equity of BCCI’s subsidiaries eliminated, except for the equity of Malaysia representing BCI’s 34% interest, totaling $979. Shareholder’s investment for periods prior to the reorganization of the Companies on August 12, 2004 are presented on a combined basis and include the combined equity of BCCI and its current immediate dependents, including 100% of Malaysia’s equity.

BCCI has 489,866 shares of no-par common stock outstanding during all periods presented with an unlimited number of shares of common preference and Preference B shares authorized.

Borden Panama had 2,100 shares of no-par common stock issued at December 31, 2003, and a total of 5,100 authorized. Borden U.K. had 57,700,000 units with £1 par value outstanding at December 31, 2003, and 100,000,000 units authorized. Borden Australia had 577,500 shares of AUD$2 par common stock outstanding at December 31, 2003, and a total of 1,000,000 shares authorized.

In 2004, BCI made a capital contribution to BCCI for $435 relating to interest capitalized by BCI in association with a capital project completed by BCCI during 2004. In 2003, BCI made a capital contribution to Borden U.K. in the amount of $49,087 in exchange for a loan due to BCI from Borden U.K. (see Note 9). Also in 2003, BCI made a capital contribution to Brazil Quimica of a $3,007 receivable due to BCI from Brazil Quimica. In addition, BCI made a capital contribution in 2003 to BCCI of inventory acquired in connection with the Fentak acquisition totaling $133.

Borden Panama paid common stock dividends to BCI prior to BCCI’s ownership totaling $1,750 and $1,450 for the years ended December 31, 2003 and 2002, respectively. Borden Malaysia paid common stock dividends to BCI of $681, $0 and $1,360 for the years ended December 31, 2004, 2003 and 2002, respectively.

16.	Stock-Based Compensation

Stock Options

The Companies account for stock-based compensation under APB No. 25 and have adopted the disclosure-only provisions of SFAS No. 123 and SFAS No. 148. During 2004, BHI Acquisition granted options to purchase BHI Acquisition common stock to key employees of the Companies under the BHI Acquisition Corp. 2004 Stock Incentive Plan (“the BHI Option Plan”). Prior

to the Acquisition, BCI had granted options under its Amended and Restated 1996 Stock Purchase and Option Plan for Key Employees (“the BCI Option Plan”). Together these plans are referred to herein as the Option Plans.

During 2004, BHI Acquisition granted to employees of the Companies options to purchase 230,861 shares of BHI Acquisition stock that vest ratably over a five-year period. In addition, BHI Acquisition granted to employees of the Companies options to purchase 230,861 shares of BHI Acquisition stock (the “performance options”) that vest after the eighth anniversary of the grant date. The performance options provide for accelerated vesting upon the sale of BHI Acquisition and the achievement of certain financial targets. The exercise price for the BHI Acquisition option grants is $2.89. The options were granted at fair value, but are variable because the BHI Option Plan is a book value plan as the value of the options is determined by a formula. The Companies have not recorded any expense under APB No. 25 related to these options, as their value as determined by this formula is less than the exercise price.

During the fourth quarter of 2003, BCI granted 382,500 options to key employees of the Companies to purchase BCI common stock under its Amended and Restated 1996 Stock Purchase and Option Plan for Key Employees (“the Option Plan”). The options vested ratably over five years, had an exercise price of $2.00 and were granted at their estimated fair value. While this plan was administered and accounted for in BCI’s U.S. business, certain key employees of the Companies had been granted options in BCI stock under this plan. Compensation expense on options to purchase BCI stock held by the Companies’ employees was immaterial to net income for the years ended December 31, 2003, 2002 and 2001. During 2004, as a result of the Acquisition, all of the options granted to employees of the Companies were exercised, resulting in the recognition of $340 for option expense.

Deferred Compensation

Certain key employees of the Companies have been granted 92,344 deferred common stock units under the BHI Acquisition Corp. 2004 Deferred Compensation Plan (“the BHI Deferred Compensation Plan”), which is an unfunded plan. Each unit gives the grantee the right to one share of common stock of BHI Acquisition following the completion of the forfeiture period, upon the earlier of termination of employment or upon certain other events triggered by a registration of BHI Acquisition common stock for sale to the public. The forfeiture period for these deferred common stock units expired on December 10, 2004. The expense for employees of the Companies relating to the BHI Deferred Compensation Plan during 2004 was $267, and is included in the allocations of corporate overhead (see Note 5), and the related credit is in Shareholder’s deficit.

Repurchase of Stock from Management

From 1996 through 1999, a former subsidiary of BCI, Borden Chemical Holdings Inc. (“BCHI”), issued stock options and sold equity to key management, including four employees of the Companies, under the Option Plan (“the BCHI option grants”). The BCHI option grants had exercise prices between $5.00 and $7.50, the estimated fair values at the grant dates, and vested over five years. The outstanding BCHI option grants became options of BCI in 2001 when BCHI was merged into BCI. The conversion of the BCHI option grants provided BCHI management with equivalent intrinsic value in BCI at the new measurement date; therefore, no compensation expense was recorded. The strike prices of the converted options ranged from $4.13 to $5.00, which exceeded estimated fair market value. During 2003, all of the $4.13 options were cancelled upon the repurchase of the related shares from management. As the repurchase of shares was at an amount exceeding fair value, the Companies recorded expense of $74 in 2003.

Included in allocations of BCI administrative services costs (see Note 5) are stock-based compensation expenses totaling $3,238, $435 and $277 for 2004, 2003 and 2002, respectively.

17.	Income Taxes

Comparative analysis of the Companies’ income tax expense (benefit) follows:

	2004	2003	2002
Current
Federal & provincial	$5,373	$(5,735)	$8,555
Foreign	2,321	3,404	(3,667)

Total	7,694	(2,331)	4,888

Deferred
Federal & provincial	14,170	509	(10)
Foreign	1,576	983	3,789

Total	15,746	1,492	3,779

Income tax expense (benefit)	$23,440	$(839)	$8,667

A reconciliation of the Companies’ combined differences between income taxes computed at Canadian Federal statutory tax rate of 36.12% and provisions for income taxes follows:

	2004	2003	2002
Income taxes computed at Federal statutory tax rate	$707	$12,869	$8,383
Foreign rate differentials	5,415	2,497	1,846
Expenses not deductible for tax	6,735	2,074	1,882
Credits	(3,823)	(4,336)	(3,423)
Unrepatriated earnings of foreign subsidiaries	14,463	—	—
Adjustment of prior estimates	(3,189)	(15,597)	—
Provincial taxes and other	3,132	1,654	(21)

Income tax expense (benefit)	$23,440	$(839)	$8,667

The 2004 foreign rate differential provision of $5,415 includes a provision for valuation allowances on foreign deferred tax assets and a provision for foreign allocations of administrative services costs, which are not deductible for income tax purposes (see Note 5). Expenses not deductible for tax of $6,735 represent a provision for domestic allocations of administrative services costs, which are not deductible for income tax purposes. Following the Acquisition, Apollo made a determination that the unrepatriated earnings of BCCI’s foreign subsidiaries are no longer considered permanently reinvested. As such, the 2004 consolidated tax rate reflects a provision of $14,463 for taxes associated with the unrepatriated earnings of the foreign subsidiaries. The 2004 consolidated rate also reflects adjustments of prior estimates related to the settlement of Canadian audit issues of $2,175 and provincial refunds totaling $1,343, offset by other adjustments of $329.

The 2003 consolidated rate reflects a release of reserves for prior years’ Canadian tax audits of $15,597. These reserves were released as a result of the settlement of audit issues relating to the divestiture of operating businesses by BCCI in prior years.

The domestic and foreign components of the Companies’ combined Income (loss) before income taxes are as follows:

	2004	2003	2002
Domestic	$6,157	$22,718	$23,519
Foreign	(4,201)	12,911	(310)

	$1,956	$35,629	$23,209

The tax effects of the Companies’ significant temporary differences, and net operating loss and credit carryforwards, which comprise the deferred tax assets and liabilities at December 31, 2004 and 2003, are as follows:

	2004	2003
Assets
Accrued and other expenses	$3,125	$5,738
Net operating loss and credit carryforwards	13,861	6,504
Pension liability	1,728	—
Certain intangibles	463	278

Gross deferred tax assets	19,177	12,520
Valuation allowance	(10,279)	(5,313)

	8,898	7,207

Liabilities
Property, plant, equipment and intangibles	12,580	9,606
Unrepatriated earnings of foreign subsidiaries	14,463	—

Gross deferred tax liabilities	27,043	9,606

Net deferred tax liability	$18,145	$2,399

At December 31, 2004, the Companies’ net deferred tax liability was $18,145, and primarily represents the Companies’ liability for withholding taxes related to unrepatriated earnings from BCCI’s foreign subsidiaries as a result of Apollo’s decision to repatriate earnings. At December 31, 2004, the Companies had $13,861 of deferred tax assets related to net operating loss (“NOL”) carryforwards. These amounts have been offset by a valuation allowance of $10,279 primarily related to NOL’s in Argentina and Borden U.K. The deferred tax assets are reduced by a valuation allowance when it is determined that it is more likely than not that these assets will not be fully utilized in the future. The unreserved NOL carryforward deferred tax asset of $3,582 pertains to Borden U.K. ($3,098) and Brazil Quimica ($484). These net operating losses were incurred beginning in 1997 and are available for utilization indefinitely, with a limitation in Brazil, where the utilization is limited to 30% of the taxable income for the year in which the loss is being applied.

At December 31, 2003, the Companies had $6,504 of deferred tax assets related to NOL carryforwards. These amounts were offset by a valuation allowance of $5,313 primarily related to NOL’s in Argentina and Borden U.K. The unreserved NOL carryforward deferred tax asset at year-end of $1,191 pertained to Brazil Quimica ($772) and Borden Australia ($419).

At December 31, 2004, the Companies have $3,059 accrued for probable tax liabilities primarily for BCCI ($1,213) and Borden U.K. ($1,846).

The Canada Revenue Agency is currently auditing BCCI for the period 1991—1995. The years 1996—2004 remain open for inspection and examination by various Canadian taxing authorities. Since 1995, BCCI has divested its foods, consumer adhesives and wallcoverings businesses, which operated in Canada. Deposits have been made to offset the accrued probable additional taxes related to the divestiture of these businesses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BORDEN CHEMICAL, INC.

By	/s/ William H. Carter
William H. Carter
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 24, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on the date set forth above.

Name	Title	Signature	Date
Craig O. Morrison	Director, President and Chief Executive Officer	/s/ Craig O. Morrison	3/24/2005

William H. Carter	Director, Executive Vice President and Chief Financial Officer	/s/ William H. Carter	3/24/2005

Joshua J. Harris	Director	/s/ Joshua J. Harris	3/24/2005

Scott M. Kleinman	Director	/s/ Scott M. Kleinman	3/24/2005

Robert V. Seminara	Director	/s/ Robert V. Seminara	3/24/2005