Form 10-Q
period 2005-03-31
BORDEN CHEMICAL INC
filed 2005-05-16
CIK 13239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

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

Number of shares of common stock, $0.01 par value, outstanding as of the close of business on May 10, 2005: 96,905,936

BORDEN CHEMICAL, INC.

PART 1

Item 1. Borden Chemical, Inc. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (Unaudited)

BORDEN CHEMICAL, INC.

(In thousands, except per share data)	Three Months ended March 31,
	2005	2004
Net sales	$485,166	$385,434
Cost of goods sold	395,309	310,249

Gross margin	89,857	75,185

Distribution expense	21,345	17,328
Marketing expense	11,959	11,403
General & administrative expense	23,745	22,874
Transaction related costs (see Note 1)	1,500	—
Business realignment and impairments (income) expense	(382)	1,494
Other operating (income) expense	(279)	1,284

Operating income	31,969	20,802

Interest expense	21,785	11,890
Other non-operating expense	9,113	61

Income before income tax	1,071	8,851
Income tax expense	5,333	3,937

Net (loss) income	$(4,262)	$4,914

Comprehensive (loss) income	$(6,327)	$5,638

Basic and Diluted Per Share Data

Net (loss) income - basic and diluted	$(0.04)	$0.02

Average number of common shares outstanding during the period – basic	96,906	199,308

Average number of common shares outstanding during the period – diluted	96,906	200,449

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

BORDEN CHEMICAL, INC. (Unaudited)

(In thousands)

ASSETS	March 31, 2005	December 31, 2004
Current Assets
Cash and equivalents	$124,308	$122,111
Accounts receivable (less allowance for doubtful accounts of $9,754 in 2005 and $10,197 in 2004)	217,618	226,235
Inventories:
Finished and in-process goods	54,008	55,656
Raw materials and supplies	51,241	54,768
Other current assets	16,288	22,991

	463,463	481,761

Other Assets	62,327	53,314

Property and Equipment
Land	33,174	32,945
Buildings	103,493	103,504
Machinery and equipment	734,833	733,285

	871,500	869,734
Less accumulated depreciation	(430,736)	(421,728)

	440,764	448,006

Goodwill	50,455	50,682
Other Intangible Assets	9,897	10,351

Total Assets	$1,026,906	$1,044,114

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

BORDEN CHEMICAL, INC. (Unaudited)

(In thousands, except share data)

LIABILITIES AND SHAREHOLDER’S DEFICIT	March 31, 2005	December 31, 2004
Current Liabilities
Accounts and drafts payable	$208,316	$222,173
Debt payable within one year	8,181	11,588
Income taxes payable	33,616	31,556
Interest payable	15,956	26,022
Other current liabilities	92,426	74,417

	358,495	365,756

Other Liabilities
Long-term debt	955,157	955,816
Non-pension post-employment benefit obligations	110,824	114,502
Other long-term liabilities	157,341	156,865

	1,223,322	1,227,183

Commitments and Contingencies (See Note 8)

Shareholder’s Deficit
Common stock - $0.01 par value: authorized 300,000,000 shares, Issued 200,167,297, treasury 103,261,361, outstanding 96,905,936 shares in 2005 and 2004	969	969
Paid-in capital	1,286,743	1,274,358
Treasury stock	(295,881)	(295,881)
Receivable from parent	(572,816)	(560,672)
Accumulated other comprehensive loss	(109,558)	(107,493)
Accumulated deficit	(864,368)	(860,106)

	(554,911)	(548,825)

Total Liabilities and Shareholder’s Deficit	$1,026,906	$1,044,114

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

BORDEN CHEMICAL, INC.

(In thousands)	Three months ended March 31,
	2005	2004
Cash Flows from (used in) Operating Activities
Net (loss) income	$(4,262)	$4,914
Adjustments to reconcile net (loss) income to net cash from (used in) operating activities:
Depreciation and amortization	12,360	11,943
Unrealized loss (gain) on derivative instruments	9,809	(145)
Business realignment and impairments (income) expense	(382)	1,494
Gain on sale of venture interest	(1,614)	—
Deferred tax expense (benefit)	908	(1,362)
Other non-cash adjustments	(10)	981
Net change in assets and liabilities:
Accounts receivable	8,323	(3,613)
Inventories	4,930	2,238
Accounts and drafts payable	(13,526)	15,986
Income taxes	2,126	(1,025)
Other assets	6,609	(8,034)
Other liabilities	(13,099)	(17,546)

	12,172	5,831

Cash Flows (used in) from Investing Activities
Capital expenditures	(6,481)	(7,471)
Deferred acquisition costs (see Note 1)	(9,128)	—
Proceeds from the sale of venture interest	2,507	—
Proceeds from the sale of assets	—	8,105

	(13,102)	634

Cash Flows (used in) from Financing Activities
Net short-term debt repayments	(3,407)	(3,026)
Borrowings of long-term debt	—	3,028
Repayments of long-term debt	(663)	—
Purchase price adjustment payable to parent (see Note 5)	7,500
Affiliated loan repayments	—	(4,960)

	3,430	(4,958)

Effect of exchange rates on cash	(303)	(37)

Increase in cash and equivalents	2,197	1,470
Cash and equivalents at beginning of period	122,111	28,162

Cash and equivalents at end of period	$124,308	$29,632

Supplemental Disclosures of Cash Flow Information
Cash paid:
Interest, net	$31,497	$16,125
Income taxes, net	2,299	6,324
Non-cash activity:
Capital contribution by parent	—	4,250

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S DEFICIT (Unaudited)

BORDEN CHEMICAL, INC.

(In thousands)

	Common Stock	Paid-in Capital	Treasury Stock	Receivable from Parent	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, December 31, 2004	$969	$1,274,358	$(295,881)	$(560,672)	$(107,493)	$(860,106)	$(548,825)

Net loss						(4,262)	(4,262)
Translation adjustments					(2,065)		(2,065)

Comprehensive loss							(6,327)

Interest accrued on notes from parent		12,144		(12,144)			—
Compensation expense on BHI Acquisition deferred compensation plan		241					241

Balance, March 31, 2005	$969	$1,286,743	$(295,881)	$(572,816)	$(109,558)	$(864,368)	$(554,911)

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts and as otherwise indicated)

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

In the third quarter of 2004, the Company was acquired by an affiliate of Apollo Management, L.P. (“Apollo”). The Company’s immediate parent is BHI Acquisition Corp. (“BHI Acquisition”), which is a wholly owned subsidiary of BHI Investment LLC, an entity controlled by Apollo. The transactions related to the acquisition of the Company by Apollo are referred to collectively as the “Apollo Transaction”.

Prior to the Apollo Transaction, the Company was controlled by an affiliate of Kohlberg Kravis Roberts & Co. (“KKR”) since 1995.

The Company has three reportable segments: Forest Products, Performance Resins and International. See Note 10.

The Company has incurred approximately $9,100 of direct costs in connection with the Bakelite Acquisition (see Note 12), during the three months ended March 31, 2005, primarily for accounting and legal fees. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” these amounts will be capitalized as part of the purchase price of the acquisition. Accordingly, these direct costs have been deferred on the March 31, 2005 Condensed Consolidated Balance Sheet in Other assets.

In addition, the Company has incurred costs totaling approximately $1,500 in connection with the Hexion Combination (see Note 12), during the three months ended March 31, 2005, primarily for accounting and legal fees. As this transaction is considered a merger of entities under common control, in accordance with SFAS 141, these costs have been expensed as incurred and are included in the 2005 Condensed Consolidated Statement of Operations as Transaction related costs.

2. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Borden Chemical, Inc. and its subsidiaries after elimination of intercompany accounts and transactions and contain all adjustments (which, except as otherwise noted, are of a normal, recurring nature), which in the opinion of management are necessary for a fair presentation of the results for the interim periods. Results for the interim periods are not necessarily indicative of results for the full year.

Stock-Based Compensation – Effective January 1, 2005, the Company elected to adopt SFAS No. 123(R) (revised 2004), “Share-Based Payment.” Under the provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. As the Company is considered a nonpublic entity that used the minimum value method for pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company is required to apply the prospective transition method. As such, the Company applies the statement to any new awards and to any awards modified, repurchased or cancelled since January 1, 2005. The Company will continue to account for awards outstanding at January 1, 2005 using the accounting principles originally applied to those awards, Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The adoption of SFAS No. 123(R) had no effect on the Company’s financial condition and results of operations. There were no new awards, award modifications, repurchases or cancellations during the three months ended March 31, 2005.

Earnings Per Share – Basic and diluted net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period including the effect of dilutive options, when applicable. The Company had no potentially dilutive instruments outstanding at March 31, 2005. At March 31, 2004, 5,657,930 options to purchase common shares of the Company were outstanding, of which 1,492,000 were considered dilutive. In addition, there were 1,587,301 shares of unvested restricted stock outstanding, which were dilutive.

The Company’s diluted EPS is calculated as follows:

	2005	2004
Net (loss) income applicable to common shareholders	$(4,262)	$4,914

Average shares outstanding (in thousands) -basic	96,906	199,308
Effect of dilutive options (in thousands)	—	1,141

Average shares outstanding (in thousands) - diluted	96,906	200,449

Diluted EPS	$(0.04)	$0.02

Reclassification – The Company has reclassified reported amounts on the 2004 Condensed Consolidated Statement of Operations from Cost of goods sold to General & administrative expense and Distribution expense to conform with the current year presentation. The reclassification increased Cost of goods sold by $712 and decreased General & administrative expense and Distribution expense by $535 and $177, respectively.

3. Sale of Venture Interest

In 2001, the Company merged its North American foundry resins and coatings businesses with similar businesses of Delta-HA, Inc. (“Delta”) to form HA-International, LLC (“HAI”), in which the Company had a 75% interest at that time. The Limited Liability Agreement of HAI provides Delta the right to purchase between 3-5% of additional interest in HAI each year, beginning in 2004. Delta is limited to acquiring a maximum of 25% of additional interest in HAI under this arrangement. Pursuant to this provision, Delta has purchased a 10% interest in HAI from the Company, 5% during the third quarter of 2004 and 5% during the first quarter 2005, reducing the Company’s interest in HAI to 65%.

Delta’s purchase price of the interest is based on the enterprise value of HAI determined by applying a contractually agreed upon multiple to EBITDA, as defined in the agreement. The Company received cash proceeds of $2,507, as determined by the agreement, and recorded a gain of $1,614 related to the sale, which is included in Other operating (income) expense in the 2005 Condensed Consolidated Statement of Operations.

4. Business Realignment

In June 2003, the Company initiated a realignment program (the “2003 realignment program”) designed to reduce operating expenses and increase organizational efficiency. The components of this program include reducing headcount, streamlining processes, consolidating manufacturing processes and reducing general and administrative expenses. We expect to complete this program in 2005 and will incur additional expenses through its completion. In addition, we have certain additional long-term realignment programs initiated prior to 2003 (the “prior years’ programs”), which primarily relate to consolidation of plant facilities.

Three months ended March 31, 2005

In the first quarter of 2005, the Company recorded business realignment and impairments income of $382, consisting of plant closure costs (which include plant employee severance and plant asset impairments) of $527 and other severance costs of $96 offset by a gain on the sale of assets of $1,005.

Plant Closure Costs

Plant closure costs in the first quarter of 2005 include $365 for the 2003 realignment program and $162 for prior years’ programs. The 2003 realignment program expense of $365 relates primarily to costs associated with a plant closing due to changes in the Company’s manufacturing footprint and with the transition of manufacturing from the Company’s North Bay, Ontario plant to another facility. Costs relating to prior years’ programs include environmental remediation of $71 for closed plants in Brazil and other plant closure costs of $91.

Other Severance Costs

The other severance costs incurred by the Company in the first quarter of 2005 were for workforce reductions related to the 2003 realignment program.

Gain on the Sale of Assets

In a prior year, the Company recorded an impairment charge on certain assets of its U.K. business, based on the assets’ net realizable value under a pending transaction. Although this transaction did not occur, the Company subsequently sold a portion of these assets in the first quarter of 2005 and recognized a gain of $1,005.

Provided below is a rollforward of the business realignment reserves for the first quarter of 2005.

	Reserves December 31, 2004	2005 Expense	2005 Settlements/ Charges	Reserves March 31, 2005
Plant closure costs
2003 realignment program	$238	$365	$(166)	$437
Prior years’ programs	3,656	162	(791)	3,027

Other severance costs
2003 realignment program	646	96	(191)	551

	$4,540	$623	$(1,148)	$4,015

Three months ended March 31, 2004

In the first quarter of 2004, the Company recorded business realignment expense of $1,494, consisting of plant closure costs (which include plant employee severance and plant asset impairments) of $757 and other severance and employee costs of $737.

Plant Closure Costs

Plant closure costs in the first quarter of 2004 include $331 for the 2003 realignment program and $426 for prior years’ programs. The 2003 realignment program expense of $331 relates primarily to the conversion of the Company’s manufacturing facility in France to a distribution center and the transition of the related manufacturing to the U.K. Costs relating to prior years’ programs include environmental remediation of $238 for closed plants in Brazil and other plant closure costs of $188.

Other Severance Costs

The other severance costs incurred by the Company in the first quarter of 2004 were for workforce reductions related to the 2003 realignment program.

Provided below is a rollforward of the business realignment reserves for the first quarter of 2004.

	Reserves December 31, 2003	2004 Expense	2004 Settlements/ Charges	Reserves March 31, 2004
Plant closure costs
2003 realignment program	$3,488	$331	$(1,833)	$1,986
Prior years’ programs	4,741	426	(563)	4,604

Other severance costs
2003 realignment program	2,784	737	(536)	2,985
Prior years’ programs	1,151	—	(1,151)	—

	$12,164	$1,494	$(4,083)	$9,575

5. Related Party Transactions

Administrative Service, Management and Consulting Arrangements

In connection with the Apollo Transaction, the Company entered into a transaction fee agreement with Apollo and its affiliates for the provision of certain structuring and advisory services. The agreement allows Apollo and its affiliates to provide certain advisory services to the Company for a seven-year period, with an automatic extension of the term for a one-year period beginning on the fourth anniversary of the commencement of the agreement and at the end of each year thereafter, unless notice to the contrary is given by either party. Under the agreement, the Company has also agreed to indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services contemplated under this agreement. The agreement, as later supplemented, provides for an annual fee of $2,500 for each annual period after January 1, 2005. The Company has paid the $2,500 annual fee for 2005. In the first quarter of 2005, the Company expensed $625 of fees pursuant to the agreement. The remaining $1,875 is included in Other current assets on the Condensed Consolidated Balance Sheet at March 31, 2005.

Prior to the Apollo Transaction, KKR provided certain management, consulting and board services to the Company for an annual fixed fee. During the quarter ended March 31, 2004, the Company recorded fees of $750 for the amount due to KKR under this arrangement.

Prior to the Apollo Transaction, the Company provided certain administrative services to BW Holdings, LLC, a former affiliate, and other former affiliates under a service agreement. For the three months ended March 31, 2004, the Company charged these former affiliates $122 for these services.

Other Transactions and Arrangements

The Company sells finished goods to certain Apollo affiliates. These sales totaled $1,936 for the three months ended March 31, 2005. Accounts receivable from these Apollo affiliates totaled $1,549 at March 31, 2005. In addition, the Company purchases finished goods from certain Apollo affiliates. These purchases totaled $569 for the three months ended March 31, 2005. Accounts payable to these Apollo affiliates totaled $123 at March 31, 2005.

In the first quarter of 2005, the Company received a payment of $7,500 from KKR for adjustments made to the purchase price of the Company in the Apollo Transaction. As the Company will pay this amount to BHI Acquisition in the second quarter of 2005, the balance is included in Other current liabilities on the Condensed Consolidated Balance Sheet at March 31, 2005

Prior to the Apollo Transaction, the Company utilized Willis Group Holdings, Ltd. (“Willis”), an entity controlled by KKR, as its insurance broker. In the first quarter of 2004, the Company paid $405 to Willis for their services.

6. Deal Contingent Forward

On December 14, 2004, the Company entered into a foreign currency forward position of $235 million to purchase Euros with U.S. Dollars at a rate of 1.3430. The contract was contingent upon the close of the Bakelite Aktiengesellschaft (“Bakelite”) share purchase agreement (see Note 12). On March 31, 2005, the Company adjusted the contract to have a target settlement date of April 29, 2005 and a new foreign exchange rate of 1.3446. The purpose of the forward was to mitigate the risk of foreign currency exposure related to the transaction. At March 31, 2005, the Company recorded an unrealized loss of $10,432 related to the contingent forward contract, which is included as Other non-operating expense in the 2005 Condensed Consolidated Statement of Operations. On April 29, 2005, upon the close of the Bakelite share purchase agreement, the Company recorded a realized loss of approximately $9,200.

7. Guarantees, Indemnifications and Warranties

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

Indemnities related to the pre-closing operations of sold assets normally do not represent additional liabilities to the Company, but simply serve to protect the buyer from potential liability associated with the Company’s existing obligations at the time of sale. As with any liability, the Company has accrued for those pre-closing obligations that are considered probable and reasonably estimable. Amounts recorded are not significant at March 31, 2005.

While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not predictable. With respect to certain of the aforementioned guarantees, the Company maintains limited insurance coverage that mitigates potential payments to be made. The Company had limited reimbursement agreements from affiliates that were terminated as a result of the Apollo Transaction.

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

Accruals for environmental matters are recorded following the guidelines of Statement of Position 96-1, “Environmental Remediation Liabilities,” when it is probable that a liability has been incurred and the amount of the liability can be estimated. Environmental accruals are reviewed on an interim basis and as events and developments warrant. Based on management’s estimates, which are determined through historical experience and consultation with outside experts, the Company has recorded liabilities, relating to 57 locations, of approximately $37,200 and $38,200 at March 31, 2005 and December 31, 2004, respectively, for all probable environmental remediation, indemnification and restoration liabilities. These amounts include estimates of unasserted claims the Company believes are probable of loss and reasonably estimable. Based on the factors discussed below and currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $24,900 to $77,400, in the aggregate, at March 31, 2005. This estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based, and in order to establish the upper end of such range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. The Company has not taken into consideration insurance coverage or any anticipated recoveries from other third parties in determining the liability or range of possible outcomes. The Company’s current insurance coverage provides very limited, if any, coverage for environmental matters.

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

The Company has recorded a liability of approximately $20,600 and $21,100 at March 31, 2005 and December 31, 2004, respectively, related to the BCP Geismar site. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with this site may fall within a range of $13,900 to $32,100, depending upon the factors discussed above. Due to the long-term nature of the project, the reliability of timing and the ability to estimate remediation payments, this liability was recorded at its net present value, assuming a 3% discount rate and a time period of thirty years and the range of possible outcomes is discounted similarly. The undiscounted liability is approximately $31,500 over thirty years.

Following are expected payments for each of the next five years, and a reconciliation of the expected aggregate payments to the liability reflected at March 31, 2005:

2005	$2,000
2006	1,600
2007	1,600
2008	1,500
2009	700
Remaining aggregate payments	24,100

Total undiscounted liability	31,500
Less: discount to net present value	(10,900)

Liability per Consolidated Balance Sheet	$20,600

Superfund Sites / Offsite Landfills - The Company is currently involved in environmental remediation activities at 28 sites in which it has been notified that it is, or may be, a PRP under the United States Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state “superfund” laws. The Company has recorded liabilities of approximately $8,100 and $7,900 at March 31, 2005 and December 31, 2004, respectively, related to these sites. The Company anticipates approximately 60% of this liability will be paid within the next five years, with the remaining payments occurring over the next twenty-five years. The Company generally does not bear a significant level of responsibility for these sites, and therefore, has little control over the costs and timing of cash flows. At 16 of the 28 sites, the Company’s share is less than 1%. At the remaining 12 sites, the Company has a share of up to 8.8% of the total liability which accounts for $6,900 and $6,700 of the total amount reserved for superfund / offsite landfill sites at March 31, 2005 and December 31, 2004, respectively. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with all superfund sites may be as low as $5,300 or as high as $17,800, in the aggregate. In estimating both its current reserves for environmental remediation at these sites and the possible range of additional costs, the Company has not assumed that it will bear the entire cost of remediation of every site to the exclusion of other known PRPs who may be jointly and severally liable. The Company has limited information to assess the viability of other PRPs and their probable contribution on a per site basis. The range of possible outcomes also takes into account the maturity of each project, which results in a more narrow range as the project progresses. The Company’s ultimate liability will depend on many factors including its volumetric share of waste, the financial viability of other PRPs, the remediation methods and technology used, the amount of time necessary to accomplish remediation, and the availability of insurance coverage. The Company’s insurance provides very limited, if any, coverage for these environmental matters.

Sites Under Current Ownership - The Company is conducting environmental remediation at 5 locations currently owned by the Company, of which 2 sites are no longer operating. There are no other parties responsible for remediation at these sites. Much of the remediation is being performed by the Company on a voluntary basis; therefore, the Company has greater control over the costs to be incurred and the timing of cash flows. The Company has accrued approximately $4,000 and $5,400 at March 31, 2005 and December 31, 2004, respectively, for remediation and restoration liabilities at these locations. The Company anticipates approximately $3,700 of these liabilities will be paid within the next three years, with the remaining amounts being paid over the next ten years. Approximately $3,000 of these reserves is included in the Company’s business realignment reserve, as the environmental clean up is being handled in conjunction with planned closure of the location (see Note 4). Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $2,600 to $11,600, in the aggregate. The factors influencing the ultimate outcome include the methods of remediation to be elected, the conclusions and assessment of site studies remaining to be completed and the time period required to complete the work.

Other Sites - The Company is conducting environmental remediation at 10 locations formerly owned by the Company. The Company has accrued approximately $3,200 and $2,500 at March 31, 2005 and December 31, 2004, respectively, for remediation and restoration liabilities at these locations. The Company anticipates cash outflows of approximately $2,000 within the next three years, with the remainder occurring over the next ten years. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $2,400 to $13,800, in the aggregate. The primary drivers in determining the final costs to the Company on these matters are the method of remediation selected and the level of participation of third parties.

In addition, the Company is responsible for 12 sites that require monitoring where no additional remediation is expected and has also established accruals for other related costs, such as fines and penalties. The Company has accrued approximately $1,300 at March 31, 2005 and December 31, 2004, related to these sites. Payment of these liabilities is anticipated to occur over the next ten years. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $700 and $2,100, in the aggregate. The ultimate cost to the Company will be influenced by any variations in projected monitoring periods or by findings that are better or worse than anticipated findings.

The Company formerly operated the Smith Douglass fertilizer business which included a phosphate processing operation in Manatee County, Florida and an animal food processing operation in Hillsborough County, Florida. Both operations were sold in 1980. The EPA has sent the Company and another former owner of the Manatee County facility a request for $112 relating to oversight costs incurred when the site was abandoned by its current owner. The Company is disputing the charge. The Company is aware that state and Federal environmental agencies have taken measures to prevent the off-site release of water from rainfall that accumulated in the drainage ditches and lagoons surrounding the gypsum piles located on this site. The Company is aware that the current owner of the Hillsborough County site ceased operations in March of 2004 and is working with governmental agencies to effect closure of that site. At this time, the Company has received an information request from the EPA, but has not received any demands from any governmental agencies or others regarding the closure and environmental cleanup at this site, which the Company believes is the responsibility of the current owner. While it is reasonably possible some costs could be incurred related to these sites, the Company has inadequate information to enable it to estimate a potential range of liability, if any. As of March 31, 2005, the Company had a reserve of $63 relating to these matters.

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

The Company has an accrual of $2,300 for legal defense costs related to this matter. The Company has not recorded a liability for any potential losses because a loss is not considered probable based on current information. The Company believes it has strong defenses to the Trust’s allegations and intends to defend the case vigorously. While it is reasonably possible the resolution of this matter may result in a loss due to the many variables involved, the Company is not able to estimate the range of possible outcomes at this time.

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

At March 31, 2005, the amount of the assessment, including tax, penalties, monetary correction and interest, is 63.3 million Brazilian Reais, or approximately $23,700. The Company believes it has a strong defense against the assessment and will pursue the appeal vigorously, including appealing to the judicial level; however, there is no assurance that the assessment will not be upheld. At this time the Company does not believe a loss is probable; therefore, only related legal fees have been accrued. Reasonably possible losses to the Company resulting from the resolution of this matter range from zero to $23,700.

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

The Company has reserved approximately $16,700 and $19,800 at March 31, 2005 and December 31, 2004, respectively, relating to all non-environmental legal matters for legal defense and settlement costs that it believes are probable and estimable at this time.

Other Commitments and Contingencies

The Limited Liability Agreement of HAI provides Delta the right to purchase between 3-5% of additional interest in HAI each year, beginning in 2004. Delta is limited to acquiring a maximum of 25% of additional interest in HAI under this arrangement. Pursuant to this provision, Delta has purchased a 10% interest in HAI from the Company, 5% during the third quarter of 2004 and 5% during the first quarter 2005, reducing the Company’s interest in HAI to 65%. Delta’s purchase price of the interest is based on the enterprise value of HAI determined by applying a contractually agreed upon multiple to EBITDA, as defined in the agreement. See Note 3.

The Fentak Pty. Ltd. acquisition agreement includes a contingent purchase consideration provision based on achievement of certain targeted earnings before interest and taxes. Maximum annual payments are AU$600 for the period 2005-2006.

9. Pension and Postretirement Expense

Following are the components of net pension and postretirement expense recognized by the Company for the periods ended March 31, 2005 and 2004:

	Pension		Postretirement
	Three months ended March 31,		Three months ended March 31,
	2005	2004	2005	2004
Service cost	$872	$746	$34	$19
Interest cost	3,355	3,480	252	369
Expected return on plan assets	(4,036)	(4,157)	—	—

Amortization
Prior service cost	74	109	(2,795)	(2,589)
Recognized net actuarial loss	1,669	1,608	(144)	—

	$1,934	$1,786	$(2,653)	$(2,201)

The amortization of prior service cost included in the postretirement benefit relates to the plan amendments made in 2004 and 2003.

10. Segment Data

The Company consists of three reportable segments: Forest Products, Performance Resins and International. Consolidated results also include Corporate and Other, which is reported separately. The product lines included in the Forest Products segment are formaldehyde and forest product resins. The key business drivers in the Forest Products segment are housing starts, furniture demand, panel production capacity and chemical sector operating conditions. The Performance Resins segment includes oilfield, foundry and specialty resins. In the Performance Resins segment, the key business drivers are housing starts, auto builds, active gas drilling rigs and the general industrial sector. The International segment consists of operations in Europe, Latin America and Asia Pacific. Principal countries of operation are the U.K., Brazil, Australia and Malaysia. Product lines include formaldehyde, forest product and performance resins and consumer products. In the International segment, the key business drivers are export levels, panel production capacity, housing starts, furniture demand and the local political environment. Corporate and Other represents general and administrative expenses and income and expenses related to liabilities retained from businesses sold in previous years.

Operating Results by Segment:

Following is a comparison of net sales and Segment EBITDA. Segment EBITDA is equal to income (loss) before depreciation and amortization, interest expense, other non-operating expenses or income, income taxes and other adjustments (which include costs included in operating income associated with the Apollo Transaction, business realignment activities, certain costs primarily related to legacy businesses, dispositions and pension settlement charges, if any). Segment EBITDA is presented by reportable segment and for Corporate and Other of the Company for the three months ended March 31, 2005 and 2004. Segment EBITDA information is presented with the Company’s segment disclosures because it is the measure used by the Company’s management in the evaluation of operating results and in determining allocations of capital resources among the business segments. It is also the metric used by the Company to set management and executive incentive compensation.

Net Sales
	2005	2004
Forest Products	$256,082	$194,667
Performance Resins	123,054	$101,964
International	106,030	88,803

	$485,166	$385,434

Segment EBITDA
	2005	2004
Forest Products	$28,399	$23,721
Performance Resins	15,382	11,019
International	10,648	9,029
Corporate and Other	(10,167)	(8,922)

	$44,262	$34,847

The table below reconciles Segment EBITDA to net (loss) income, which management believes to be the most directly comparable GAAP financial measure.

Reconciliation of Segment EBITDA to Net (Loss) Income
	Three Months ended March 31,
	2005	2004
Segment EBITDA	$44,262	$34,847
Depreciation and amortization	(12,360)	(11,943)
Adjustments to Segment EBITDA (described below)	67	(2,102)
Interest expense	(21,785)	(11,890)
Other non-operating expense	(9,113)	(61)
Income tax expense	(5,333)	(3,937)

Net (loss) income	$(4,262)	$4,914

Adjustments to Segment EBITDA

The following items are not included in Segment EBITDA:

Three months ended March 31, 2005	Plant Closure(1)	Severance	Other		Total
Forest Products	$(196)	$—	$—		$(196)
Performance Resins	(215)	—	1,614	(2)	1,399
International	(116)	—	1,005	(3)	889
Corporate and Other	—	(96)	(1,929	)(4)	(2,025)

	$(527)	$(96)	$690		$67

(1)	Plant closure costs include fixed asset write-offs, plant employee severance and demolition, environmental and other related costs.
(2)	Represents the gain on the sale of an additional 5% interest of HAI to Delta. See Note 3.
(3)	Represents a gain on the sale of assets impaired in 2004. See Note 4.
(4)	Primarily represents transaction costs associated with the Hexion Combination. See Note 1.

Three months ended March 31, 2004	(1) Plant Closure	Severance	(2) Other	Total
Forest Products	$(22)	$(274)	$(39)	$(335)
International	(748)	(153)	—	(901)
Corporate and Other	13	(310)	(569)	(866)

	$(757)	$(737)	$(608)	$(2,102)

(1)	Plant closure costs include fixed asset write-offs, plant employee severance and demolition, environmental and other related costs.
(2)	Primarily represents severance expense, included in general and administrative expense, incurred by the Company for positions to be replaced.

11. Guarantor/Non-Guarantor Subsidiary Financial Information

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

BORDEN CHEMICAL, INC.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands)

THREE MONTHS ENDED MARCH 31, 2005

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Borden Chemical, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$286,061	$—	$—	$240,515	$(41,410)	$485,166
Cost of goods sold	240,903	—	—	195,816	(41,410)	395,309

Gross margin	45,158	—	—	44,699	—	89,857

Distribution expense	12,182	—	—	9,163	—	21,345
Marketing expense	5,922	—	—	6,037	—	11,959
General & administrative expense	11,771	—	63	11,911	—	23,745
Transaction related costs	791	—	—	709	—	1,500
Business realignment and impairments (income) expense	318	—	—	(700)	—	(382)
Other operating expense (income)	1,689	—	(1,666)	(302)	—	(279)

Operating income	12,485	—	1,603	17,881	—	31,969

Interest expense	9,651	10,599	—	1,535	—	21,785
Intercompany interest expense (income)	57,648	(11,342)	(52,948)	6,642	—	—
Intercompany royalty expense (income)	5,779	—	(5,779)	—	—	—
Equity in (earnings) losses of subsidiaries, net	(67,126)	—	(2,038)	—	69,164	—
Other non-operating expense (income)	9,183	990	—	(1,060)	—	9,113

Income (loss) before income tax	(2,650)	(247)	62,368	10,764	(69,164)	1,071
Income tax expense	1,612	—	—	3,721	—	5,333

Net (loss) income	$(4,262)	$(247)	$62,368	$7,043	$(69,164)	$(4,262)

BORDEN CHEMICAL, INC.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands)

THREE MONTHS ENDED MARCH 31, 2004

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Borden Chemical, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$226,547	$—	$—	$189,305	$(30,418)	$385,434
Cost of goods sold	186,236	—	—	154,431	(30,418)	310,249

Gross margin	40,311	—	—	34,874	—	75,185

Distribution expense	10,248	—	—	7,080	—	17,328
Marketing expense	5,563	—	—	5,840	—	11,403
General & administrative expense	10,769	—	117	11,988	—	22,874
Business realignment expense and impairments	441	—	—	1,053	—	1,494
Other operating expense (income)	1,574	—	(25)	(265)	—	1,284

Operating income (loss)	11,716	—	(92)	9,178	—	20,802

Interest expense	11,511	—	—	379	—	11,890
Intercompany interest expense (income)	26,054	—	(26,325)	271	—	—
Intercompany royalty expense (income)	4,688	—	(4,688)	—	—	—
Equity in (earnings) losses of subsidiaries, net	(35,787)	—	(1,281)	—	37,068	—
Other non-operating expense (income)	617	—	—	(556)	—	61

Income before income tax	4,633	—	32,202	9,084	(37,068)	8,851
Income tax expense (benefit)	(281)	—	—	4,218	—	3,937

Net income	$4,914	$—	$32,202	$4,866	$(37,068)	$4,914

BORDEN CHEMICAL, INC.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands)

MARCH 31, 2005

CONDENSED CONSOLIDATING BALANCE SHEET

	Borden Chemical, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and equivalents	$64,654	$46	$444	$59,164	$—	$124,308
Accounts receivable	84,296	—	5,752	127,570	—	217,618
Intercompany accounts receivable	23,525	9,656	7,683	6,940	(47,804)	—
Inventories:
Finished & in-process goods	30,350	—	—	23,658	—	54,008
Raw materials and supplies	28,302	—	—	22,939	—	51,241
Other current assets	11,865	—	—	4,423	—	16,288

	242,992	9,702	13,879	244,694	(47,804)	463,463

Other Assets
Investment in subsidiaries	6,304,528	—	11,604	—	(6,316,132)	—
Loans receivable from affiliates		480,970	6,211,207	40,511	(6,732,688)	—
Other assets	23,214	17,921	—	21,192	—	62,327

	6,327,742	498,891	6,222,811	61,703	(13,048,820)	62,327

Property and Equipment
Land	24,347	—	—	8,827	—	33,174
Buildings	65,857	—	—	37,636	—	103,493
Machinery and equipment	420,271	—	531	314,031	—	734,833

	510,475	—	531	360,494	—	871,500
Less accumulated depreciation	(271,840)	—	(485)	(158,411)	—	(430,736)

	238,635	—	46	202,083	—	440,764
Goodwill	34,491	—	—	15,964	—	50,455

Other intangible assets	4,477	—	—	5,420	—	9,897

Total Assets	$6,848,337	$508,593	$6,236,736	$529,864	$(13,096,624)	$1,026,906

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities
Accounts and drafts payable	$114,633	$—	$5	$93,678	$—	$208,316
Intercompany accounts payable	11,589	627	100	35,488	(47,804)	—
Debt payable within one year	1,794	—	—	6,387	—	8,181
Income taxes payable	31,830	—	—	1,786	—	33,616
Interest payable	7,466	8,480	—	10	—	15,956
Other current liabilities	63,316	—	5,602	23,508	—	92,426

	230,628	9,107	5,707	160,857	(47,804)	358,495
Other Liabilities
Long-term debt	473,582	475,000	—	6,575	—	955,157
Long-term intercompany loans payable	6,448,959	—	—	283,729	(6,732,688)	—
Non-pension postemployment benefit obligations	109,329	—	—	1,495	—	110,824
Other long-term liabilities	140,750	—	—	16,591	—	157,341

	7,172,620	475,000	—	308,390	(6,732,688)	1,223,322

Shareholder’s (Deficit) Equity	(554,911)	24,486	6,231,029	60,617	(6,316,132)	(554,911)

Total Liabilities & Shareholder’s (Deficit) Equity	$6,848,337	$508,593	$6,236,736	$529,864	$(13,096,624)	$1,026,906

BORDEN CHEMICAL, INC.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands)

DECEMBER 31, 2004

CONDENSED CONSOLIDATING BALANCE SHEET

	Borden Chemical, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and equivalents	$55,199	$2	$600	$66,310	$—	$122,111
Accounts receivable	98,694	—	209	127,332	—	226,235
Accounts receivable from affiliates	24,927	15,494	7,684	6,734	(54,839)	—
Inventories:					—
Finished & in-process goods	33,027	—	—	22,629	—	55,656
Raw materials and supplies	29,826	—	—	24,942	—	54,768
Other current assets	18,614	—	17	4,360	—	22,991

	260,287	15,496	8,510	252,307	(54,839)	481,761

Other Assets
Investment in subsidiaries	6,242,903	—	15,638	—	(6,258,541)	—
Loans receivable from affiliates	—	482,382	6,152,367	40,144	(6,674,893)	—
Other assets	14,685	18,505	—	20,124	—	53,314

	6,257,588	500,887	6,168,005	60,268	(12,933,434)	53,314

Property and Equipment
Land	24,074	—	—	8,871	—	32,945
Buildings	65,654	—	—	37,850	—	103,504
Machinery and equipment	417,776	—	531	314,978	—	733,285

	507,504	—	531	361,699	—	869,734
Less accumulated depreciation	(266,500)	—	(481)	(154,747)	—	(421,728)

	241,004	—	50	206,952	—	448,006
Goodwill	34,623	—	—	16,059	—	50,682

Other intangible assets	4,829	—	—	5,522	—	10,351

Total Assets	$6,798,331	$516,383	$6,176,565	$541,108	$(12,988,273)	$1,044,114

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities
Accounts and drafts payable	$117,978	$—	$23	$104,172	$—	$222,173
Intercompany accounts payable	10,274	1,727	103	42,735	(54,839)	—
Debt payable within one year	3,588	—	—	8,000	—	11,588
Income taxes payable	32,398	—	—	(842)	—	31,556
Interest payable	12,475	13,510	—	37	—	26,022
Other current liabilities	53,688	—	7	20,722	—	74,417

	230,401	15,237	133	174,824	(54,839)	365,756
Other Liabilities
Long-term debt	473,582	475,000	—	7,234	—	955,816
Long-term loans payable to affiliates	6,389,725	—	—	285,168	(6,674,893)	—
Non-pension postemployment benefit obligations	113,026	—	—	1,476	—	114,502
Other long-term liabilities	140,422	—	—	16,443	—	156,865

	7,116,755	475,000	—	310,321	(6,674,893)	1,227,183

Shareholder’s (Deficit) Equity	(548,825)	26,146	6,176,432	55,963	(6,258,541)	(548,825)

Total Liabilities & Shareholder’s (Deficit) Equity	$6,798,331	$516,383	$6,176,565	$541,108	$(12,988,273)	$1,044,114

BORDEN CHEMICAL, INC.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands)

THREE MONTHS ENDED MARCH 31, 2005

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Borden Chemical, Inc.	Subsidiary Issuers	Combined Subsidiary Guanantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from (used in) Operating Activities
Net (loss) income	$(4,262)	$(247)	$62,368	$7,043	$(69,164)	$(4,262)
Adjustments to reconcile net (loss) income to net cash from (used in) operating activities:
Non-cash affiliated interest (1)	52,840	—	(52,840)	—	—	—
Non-cash allocation of corporate expenses	(5,271)	—	—	5,271	—	—
Equity in earnings of subsidiaries	(67,126)	—	(2,038)	—	69,164	—
Depreciation and amortization	7,228	—	5	5,127	—	12,360
Deferred tax expense (benefit)	931	—	—	(23)	—	908
Unrealized loss on derivative instruments	9,576	—	—	233	—	9,809
Business realignment and impairments (income) expense	318	—	—	(700)	—	(382)
Gain on sale of venture interest	—	—	(1,614)	—	—	(1,614)
Other non-cash adjustments	1,048	—	—	(1,058)	—	(10)
Net change in assets & liabilities:					—
Accounts receivable	9,055	—	58	(790)	—	8,323
Inventories	4,201	—	—	729	—	4,930
Accounts and drafts payable	7,505	(1,100)	(21)	(19,910)	—	(13,526)
Income taxes	(546)	—	—	2,672	—	2,126
Other assets	5,514	6,422	(69)	(5,258)	—	6,609
Other liabilities	(13,856)	(6,443)	(5)	7,205	—	(13,099)

	7,155	(1,368)	5,844	541	—	12,172

Cash Flows (used in) from Investing Activities
Capital expenditures	(4,659)	—	—	(1,822)	—	(6,481)
Deferred acquisition costs	(9,128)	—	—	—	—	(9,128)
Proceeds from sale of venture interest	—	—	2,507	—	—	2,507

	(13,787)	—	2,507	(1,822)	—	(13,102)

Cash flows (used in) from Financing Activities
Net short-term debt repayments	(1,794)	—	—	(1,613)	—	(3,407)
Repayments of long-term debt	—	—	—	(663)	—	(663)
Affiliated loan (repayments) borrowings	6,394	1,412	(6,000)	(1,806)	—	—
Purchase price adjustment payable to parent	7,500	—	—	—	—	7,500
Dividends received (paid)	3,987	—	(2,507)	(1,480)	—	—

	16,087	1,412	(8,507)	(5,562)	—	3,430

Effect of exchange rates on cash	—	—	—	(303)	—	(303)

Increase (decrease) in cash and equivalents	9,455	44	(156)	(7,146)	—	2,197
Cash & equivalents beginning of period	55,199	2	600	66,310	—	122,111

Cash & equivalents at end of period	$64,654	$46	$444	$59,164	$—	$124,308

(1)	Interest on affiliated debt to certain guarantor subsidiaries is settled by increasing the loan principal.

BORDEN CHEMICAL, INC.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands)

THREE MONTHS ENDED MARCH 31, 2004

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Borden Chemical, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from (used in) Operating Activities
Net income	$4,914	$—	$32,202	$4,866	$(37,068)	$4,914
Adjustments to reconcile net income to net cash from (used in) operating activities:
Non-cash affiliated interest (1)	26,235	—	(26,235)	—	—	—
Equity in earnings of subsidiaries	(35,787)	—	(1,281)	—	37,068	—
Non-cash allocation of corporate expenses	(3,801)	—	—	3,801	—	—
Depreciation and amortization	7,299	—	31	4,613	—	11,943
Deferred tax expense (benefit)	(1,427)	—	—	65	—	(1,362)
Business realignment expense and impairments	441	—	—	1,053	—	1,494
Unrealized gain on derivative instruments	(145)	—	—	—	—	(145)
Other non-cash adjustments	986	—	—	(5)	—	981
Net change in assets and liabilities:					—
Accounts receivable	(5,025)	—	8	1,404	—	(3,613)
Inventories	5,131	—	—	(2,893)	—	2,238
Accounts and drafts payable	8,143	—	(13)	7,856	—	15,986
Income taxes	520	—	—	(1,545)	—	(1,025)
Other assets	581	—	43	(8,658)	—	(8,034)
Other liabilities	(15,932)	—	(13)	(1,601)	—	(17,546)

	(7,867)	—	4,742	8,956	—	5,831

Cash Flows from (used in) Investing Activities
Capital expenditures	(3,336)	—	—	(4,135)	—	(7,471)
Proceeds from the sale of assets	—	—	—	8,105	—	8,105

	(3,336)	—	—	3,970	—	634

Cash flows (used in) from Financing Activities
Net short-term debt repayments	(1,529)	—	—	(1,497)	—	(3,026)
Borrowings of long-term debt	—	—	—	3,028	—	3,028
Affiliated loan (repayments) borrowings	(2,143)	—	10,000	(12,817)	—	(4,960)
Dividends received (paid)	14,600	—	(14,600)	—	—	—

	10,928	—	(4,600)	(11,286)	—	(4,958)

Effect of exchange rates on cash	—	—	—	(37)	—	(37)

Increase (decrease) in cash and equivalents	(275)	—	142	1,603	—	1,470
Cash and equivalents beginning of period	1,370	—	151	26,641	—	28,162

Cash and equivalents at end of period	$1,095	$—	$293	$28,244	$—	$29,632

(1)	Interest on affiliated debt to certain guarantor subsidiaries is settled by increasing the loan principal

12. Subsequent Events

Bakelite Acquisition

On April 29, 2005, Borden Chemical Canada, Inc., a subsidiary of the Company, through its wholly owned subsidiary, National Borden Chemical Germany Gmbh, completed its acquisition of Bakelite Aktiengesellschaft (“Bakelite”) pursuant to a share purchase agreement with RUTGERS AG and RUTGERS Bakelite Projekt GmbH (collectively, the “Sellers”) dated October 6, 2004. Based in Iserlohn-Letmathe, Germany, Bakelite is a leading source of phenolic and epoxy thermosetting resins and molding compounds with 13 manufacturing facilities and 1,700 employees in Europe and Asia.

In the transaction, the Sellers exchanged all of their respective shares of Bakelite’s stock for cash and debt assumed in an aggregate amount of EUROS 207,000, or approximately $267,000. The transaction was financed via a second-priority senior secured bridge loan facility in the amount of $250,000 and available cash. The bridge financing arrangement has a variable interest rate equal to LIBOR plus an applicable margin and has a final maturity date of July 15, 2014. The acquisition will be accounted for under the purchase method of accounting.

Hexion Combination

As of April 22, 2005, the Company entered into a merger agreement with Resolution Performance Products, Inc. (“RPP”) and Resolution Specialty Materials, Inc. (“RSM”) (the “Merger”). The Company, RPP and RSM are controlled by Apollo. The Merger is expected to close during the second quarter of 2005. Upon the consummation of the Merger, the Company will change its name to Hexion Specialty Chemicals, Inc. (“Hexion”). Completion of the Merger is subject to customary closing conditions and the Company, RPP and RSM will continue to operate independently until those conditions are satisfied and each of the closings occur. The Merger will be treated, for accounting purposes, as a combination of entities under common control.

Hexion Preferred Stock

In May 2005, Hexion Escrow Corp., which will be merged with Hexion upon consummation of the Merger, offered 14 million shares of Series A Floating Rate Preferred Stock (the “Preferred Stock”), par value $0.01 per share, and initial liquidation preference of $25 per share. The Preferred Stock will accumulate cumulative preferential dividends from the issue date at an initial rate of LIBOR plus 8.0%, compounded semi-annually. Prior to November 2005, the Company has the option to redeem all or a portion of the Preferred Stock at 100% of the aggregate liquidation value plus accrued and unpaid dividends. The Company expects to use the proceeds from its initial public offering, discussed below, to redeem the Preferred Stock. If the Merger is not consummated by July 31, 2005, the Preferred Stock is subject to special mandatory redemption. The net proceeds from the Preferred Stock issuance are expected to be $336,000, after deducting underwriting expenses and estimated expenses of the offering, and will be used to pay a dividend to the Company’s parent.

Registration Statement

On April 25, 2005, the Company filed a registration statement, which is not yet effective, with the U.S. Securities and Exchange Commission (the “SEC”) for a proposed initial public offering of its common stock. The Company intends to commence the sale of its common stock to the public, after completion of the Merger and upon approval by the SEC of the registration statement, under the Hexion Specialty Chemicals, Inc. name. The Company and a selling shareholder will sell the shares of common stock. The Company will not receive any of the proceeds from the sale of shares by the selling shareholder. The proceeds from the sale of shares by the Company will be used to redeem the Hexion Preferred Stock discussed above.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands)

Forward-Looking and Cautionary Statements

As management of Borden Chemical, Inc. (which made be referred to as “Borden,” “BCI,” “we,” “us,” “our” or the “Company”) we may, from time to time, make written and oral statements regarding the future performance of the Company, including statements contained in this report and our other reports filed with the Securities and Exchange Commission. Investors should be aware that these statements, which may include words such as “believe,” “expect,” “anticipate,” “estimate” or “intend,” are based on our currently available financial, economic and competitive data and on current business plans. Such risks and uncertainties are primarily in the areas of results of operations by business unit, liquidity, legal and environmental liabilities and industry and economic conditions.

Apollo Transaction

In the third quarter of 2004, BCI was acquired by an affiliate of Apollo Management, L.P. (“Apollo”). Our immediate parent is BHI Acquisition Corp. (“BHI Acquisition”), which is a wholly owned subsidiary of BHI Investment LLC, an entity controlled by Apollo. The transactions related to the acquisition of the Company by Apollo are referred to collectively as the “Apollo Transaction.”

Overview

We are a leading global integrated producer of thermoset-based resins and adhesives for the global forest products and industrial markets. In addition, we are the world’s largest producer by volume of formaldehyde, an important and versatile building block chemical used in a variety of applications. We are the largest North American producer by volume of thermoset-based resins used in the production of engineered wood products, including structural wood panels, beams and non-structural panels, furniture, door and window assemblies and wallboards. We are also the largest North American producer by volume of resin-coated proppant systems, which are used in oilfield and natural gas production, and of foundry resins, which are used in the production of cores and molds for metal castings. We have a strong presence in the production of specialty resins used in the industrial, automotive and electronics markets.

Our three reporting segments are the following: Forest Products, Performance Resins and International. Our results also include general corporate and administrative expenses disclosed as “Corporate and Other”, presented to provide a complete picture of our results.

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

As of April 22, 2005, we entered into a merger agreement with Resolution Performance Products, Inc., or RPP, and Resolution Specialty Materials, Inc., or RSM. The Company, RPP and RSM are controlled by Apollo. The merger is expected to close during the second quarter of 2005. Upon the consummation of the merger, we will change our name to Hexion Specialty Chemicals, Inc., which we refer to as Hexion. Completion of the merger is subject to customary closing conditions and the Company, RPP and RSM will continue to operate independently until those conditions are satisfied and each of the closings occur. The merger will be treated, for accounting purposes, as a combination of entities under common control. Collectively, we refer to this merger as the Hexion Combination.

On April 25, 2005, the Company filed a registration statement, which is not yet effective, with the U.S. Securities and Exchange Commission (“SEC”), for a proposed initial public offering of its common stock. The Company intends to commence the sale of its common stock to the public, after completion of the merger and upon approval by the SEC of the registration statement, under the Hexion Specialty Chemicals, Inc. name.

On April 29, 2005, through our wholly owned subsidiary, National Borden Chemical Germany Gmbh, we completed our acquisition of Bakelite Aktiengesellschaft, or Bakelite, pursuant to our share purchase agreement with RUTGERS AG and RUTGERS Bakelite Projekt GmbH dated October 6, 2004. Based in Iserlohn-Letmathe, Germany, Bakelite is a leading source of phenolic and epoxy thermosetting resins and molding compounds with 13 manufacturing facilities and 1,700 employees in Europe and Asia.

Overview of Results

Our net sales increased $99,732, or 25.9%, in the first quarter of 2005 versus the first quarter of 2004. Net sales benefited from strong pricing and improved product mix. Our strong pricing is due to the pass through of raw material cost increases in all three reporting segments, and we experienced improved product mix primarily in our nonwoven resins and oilfield products. Improved volumes, primarily in formaldehyde, forest products and foundry resins, oilfield products and Europe, also contributed to the increase. Favorable currency translation, in all countries in which we operate, also positively impacted net sales.

We reported a net loss of $4,262 for the first quarter of 2005 versus net income of $4,914 for the first quarter of 2004. The $9,176 reduction in net income was primarily due to an increase in interest expense of $9,895, which relates to our issuance of the $475 million of Second Priority Notes in August of 2004 as part of the Apollo Transaction, an increase in other non-operating expense of $8,907, primarily relating to a loss on the mark to market of a deal contingent forward related to the Bakelite Acquisition (see Note 6 to the Condensed Consolidated Financial Statements) and an increase in income tax expense of $1,396. Offsetting these increased expenses was an increase in operating income of $12,667. The increase in operating income was primarily driven by increased volumes, higher average selling prices and lower business realignment expenses.

Critical Accounting Policies

For a discussion of our critical accounting policies, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 on page 17 and in Note 2 to the Consolidated Financial Statements on page 43 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2005. Our critical accounting policies did not change during the first quarter of 2005.

Results of Operations by Segment:

Following is a comparison of net sales and Segment EBITDA. Segment EBITDA is equal to income (loss) before depreciation and amortization, interest expense, other non-operating expenses or income, income taxes and other adjustments (which include costs included in operating income associated with the Apollo Transaction, business realignment activities, certain costs primarily related to legacy businesses, dispositions and pension settlement charges, if any). Segment EBITDA is presented by reportable segment and for Corporate and Other of the Company for the three months ended March 31, 2005 and 2004. Segment EBITDA information is presented with the Company’s segment disclosures because it is the measure used by the Company’s management in the evaluation of operating results and in determining allocations of capital resources among the business segments. It is also the metric used by the Company to set management and executive incentive compensation.

Net Sales
	2005	2004
Forest Products	$256,082	$194,667
Performance Resins	123,054	101,964
International	106,030	88,803

	$485,166	$385,434

Segment EBITDA
	2005	2004
Forest Products	$28,399	$23,721
Performance Resins	15,382	11,019
International	10,648	9,029
Corporate and Other	(10,167)	(8,922)

	$44,262	$34,847

Reconciliation of Segment EBITDA to Net (Loss) Income
	Three Months ended March 31,
	2005	2004
Segment EBITDA	$44,262	$34,847
Depreciation and amortization	(12,360)	(11,943)
Adjustments to Segment EBITDA (see page 30)	67	(2,102)
Interest expense	(21,785)	(11,890)
Other non-operating expense	(9,113)	(61)
Income tax expense	(5,333)	(3,937)

Net (loss) income	$(4,262)	$4,914

THREE MONTHS ENDED MARCH 31, 2005 VERSUS THREE MONTHS ENDED MARCH 31, 2004

Net Sales Variance	2005 As a Percentage Increase from 2004
	Volume	Price/Mix	Translation	Total
Forest Products	4.4%	24.1%	3.0%	31.5%
Performance Resins	5.9%	14.7%	0.1%	20.7%
International	2.5%	11.0%	5.9%	19.4%

Forest Products

Forest Products’ first quarter net sales of $256,082 increased $61,415, or 31.5%, compared to 2004. Favorable pricing and mix and improved volumes primarily drove the increase in sales. Strong pricing for our phenolic-based, or PF, resins and our urea-based, or UF, resins was primarily due to the pass through of raw material price increases. We experienced improved volumes primarily for our formaldehyde, PF resins and UF resins. The improved formaldehyde volumes were primarily due to broad-based demand in the general chemical sector, while our improved PF and UF resins volumes related to the continued strong housing market. Sales also benefited from favorable currency translation as the Canadian dollar strengthened versus the U.S. dollar.

Forest Products Segment EBITDA for the first quarter of 2005 of $28,399 was an increase of $4,678, or 19.7%, over prior year. The improvement in Segment EBITDA was primarily due to improved margins despite continuing high methanol and phenol prices. Our margin improvement is attributed to purchasing productivity and our ability to pass along raw material price increases. Higher volumes and favorable currency translation also contributed to the improvement.

Performance Resins

Performance Resins’ first quarter net sales of $123,054 were an increase of $21,090, or 20.7%, over the comparable period of the prior year. Increased selling prices and improved volumes were the drivers of the increase. Selling prices increased for our industrial and foundry resins, and we experienced favorable product mix for our nonwoven resins and oilfield products. Improved volumes for our foundry resins and oilfield products were partially offset by reduced volumes for our electronics products. The increase in foundry resins volumes was due to strong demand in the non-automotive casting segments. Strong drilling activity in East Texas, the Rockies and the Mid-Continent region drove the volume increase in oilfield products. The decline in electronics volumes was primarily due to the timing of and change in customer demand.

First quarter Segment EBITDA for Performance Resins of $15,382 increased $4,363, or 39.6%, compared to the comparable period of 2004. Volume increases primarily in foundry resins and oilfield products were a main driver of the improvement in Segment EBITDA. Also contributing to the increase was favorable product mix in our industrial resins and reduced processing costs. Offsetting these improvements was increased freight costs across most of our products due to a shift to more prepaid freight deliveries.

International

First quarter 2005 International sales of $106,030 were an increase of $17,227, or 19.4%, over the first quarter of 2004. Strong pricing, favorable currency translation and improved volumes all contributed to the increase in sales. Strong pricing across all international regions was due to the pass through of higher raw material costs. We experienced favorable currency translation across all international regions as well. Improved European volumes, primarily in Industrial Resins due to the addition of new customers, were partially offset by reduced volumes in Latin America, primarily related to decreased demand for forest product resins in the region. The decrease in demand is due to reduced plywood exports to Europe and the U.S. as a result of market conditions and a less competitive exchange rate.

International Segment EBITDA of $10,648 increased $1,619, or 17.9%, in first quarter 2005 compared to the same period of 2004. Reduced processing costs, improved European volumes and favorable currency translation across all international regions drove the improvement in Segment EBITDA. These improvements were partially offset by reduced margins due to competitive pricing pressures in Europe and Asia Pacific and increased freight costs in Europe and Latin America.

Corporate and Other

Our first quarter 2005 Corporate and Other expenses increased $1,245 compared to our first quarter 2004 expenses. The increase is primarily due to adjustments made to our legal, environmental and general insurance reserves.

Adjustments to Segment EBITDA

We rely primarily on Segment EBITDA in the evaluation of operating results and the allocation of capital resources. The following tables detail items not included in Segment EBITDA for purposes of this evaluation of our operating segments. We monitor these activities separately from our operating results. These (expense) income items primarily relate to our realignment programs and asset impairments:

Three months ended March 31, 2005	Plant Closure	Severance	Other	Total
Forest Products	$(196)	$—	$—	$(196)
Performance Resins	(215)	—	1,614	1,399
International	(116)	—	1,005	889
Corporate and Other	—	(96)	(1,929)	(2,025)

	$(527)	$(96)	$690	$67

Plant closure costs in the first quarter of 2005 of $527 related to costs associated with a plant closing due to changes in the Company’s manufacturing footprint of $216, the transition of manufacturing from the Company’s North Bay, Ontario plant to another facility of $152, environmental remediation of $71 for closed plants in Brazil and other plant closure costs of $88.

We recorded severance costs of $96 related primarily to the 2003 realignment program.

Other income of $690, not included in first quarter 2004 Adjusted EBITDA, primarily represents the gain recognized on the sale of an additional 5% interest in HA International, our venture interest that we call HAI, and a gain on the sale of assets impaired in 2004. See Notes 3 and 4 to the Condensed Consolidated Financial Statements. These amounts were partially offset by transaction costs associated with the Hexion Combination. See Note 1 to the Condensed Consolidated Financial Statements.

Three months ended March 31, 2004	Plant Closure	Severance	Other	Total
Forest Products	$(22)	$(274)	$(39)	$(335)
International	(748)	(153)	—	(901)
Corporate and Other	13	(310)	(569)	(866)

	$(757)	$(737)	$(608)	$(2,102)

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

Non-operating Expenses and Income Taxes

Following is a comparison of our non-operating expenses for the three months ended March 31, 2005 and 2004:

	Three months ended March 31,
	2005	2004
Interest expense	$21,785	$11,890
Other non-operating expense	9,113	61

	$30,898	$11,951

Our total non-operating expenses increased $18,947 in the first quarter of 2005 as compared to the first quarter of 2004. Interest expense increased $9,895 over 2004 due to higher average debt balances resulting from our issuance of the $450 million of Second Priority Notes in August of 2004 as part of the Apollo Transaction. Included in other non-operating expense in 2005 was a $10,432 unrealized loss on the mark to market of a deal contingent forward held by us relating to the pending Bakelite acquisition. See Note 6 to the Condensed Consolidated Financial Statements.

Following is a comparison of income tax expense related to continuing operations for the three months ended March 31, 2005 and 2004:

	Three months ended March 31,
	2005	2004
Income tax expense	$5,333	$3,937
Effective tax rate	N/M	44%

The 2005 income tax expense primarily reflects income taxes on earnings in international jurisdictions, as well as withholding taxes related to the unremitted earnings of foreign subsidiaries.

The 2004 effective tax rate reflects the effect of certain foreign losses that we cannot utilize to offset current or future taxable income. Consequently, no tax benefit has been recorded to recognize a current or future benefit of those foreign losses. Additionally, the effective rate reflects higher effective tax rates in certain international jurisdictions.

Cash Flows:

Cash provided by (used in):

	Three months ended March 31,
	2005	2004
Operating activities	$12,172	$5,831
Investing activities	(13,102)	634
Financing activities	3,430	(4,958)
Effect of exchange rates on cash flow	(303)	(37)

Net change in cash and cash equivalents	$2,197	$1,470

Operating Activities

Our first quarter 2005 operating activities provided cash of $12,172. Cash generated from earnings after adjusting for non-cash expenses of approximately $16,800 and collections of miscellaneous receivables primarily related to rebates of approximately $25,000 were the primary sources of cash from operating activities. This generation of cash was substantially offset by net trading capital outflows of approximately $16,300 and interest payments of approximately $31,497.

Our first quarter 2004 operating activities provided cash of $5,831. Cash generated from earnings after adjusting for non-cash expenses of approximately $17,800 and collections of receivables primarily related to rebates of approximately $8,900 were the primary sources of cash from operating activities. This generation of cash was substantially offset by net interest and tax payments of about $22,400 and net trading capital outflows of approximately $2,600.

Investing Activities

Our investing activities used cash of $13,102 in the first quarter of 2005. We used $6,481 for capital expenditures, primarily for plant expansions and improvements. In addition, we used $9,128 for deferred acquisition costs associated with the Bakelite acquisition. See Note 1 to the Condensed Consolidated Financial Statements. We received proceeds of $2,507 on our sale of an additional 5% interest in HAI. See Note 3 to the Condensed Consolidated Financial Statements.

Our investing activities in the first quarter of 2004 provided cash of $634. We received proceeds of $8,105, primarily from collection on a receivable from the 2003 sale of land associated with a closed plant in the U.K. We used $7,471 for capital expenditures, primarily for plant expansions and improvements.

Financing Activities

Our financing activities provided cash of $3,430 in the first quarter of 2005. The receipt of a $7,500 purchase price adjustment related to the Apollo Transaction was partially offset by repayments on our short and long-term debt.

Our financing activities used cash of $4,958 in the first quarter of 2004. We used this cash primarily to make repayments on our affiliated borrowings.

Liquidity and Capital Resources

Our primary source of liquidity is cash flow generated from operations. We also have availability under our asset-based revolving line of credit in our senior secured credit facility, which we refer to as our Credit Facility, subject to certain conditions. Our primary liquidity requirements are for debt service, working capital requirements, contractual obligations and capital expenditures.

We are a highly leveraged company. Our liquidity requirements are significant, primarily due to our debt service requirements. At March 31, 2005, we had $963,338 principal amount of outstanding indebtedness, of which $150,000 constituted floating rate notes and $813,338 constituted fixed rate indebtedness. We had no amounts borrowed under our Credit Facility at March 31, 2005.

We entered into a three-year asset based revolving Credit Facility in the third quarter of 2002, under which we can borrow in aggregate up to $175,000. We amended this Credit Facility, which we refer to as our Amended Credit Facility, on August 12, 2004 as part of the Apollo Transaction. The Amended Credit Facility provides for loans and letters of credit in a total principal amount of up to $175,000 and expires in 2009. The Amended Credit Facility includes a $57,000 revolving credit subfacility for our Canadian subsidiary, a $30,000 revolving credit subfacility for our U.K. subsidiary and a letter of credit subfacility of at least $100,000.

Our Amended Credit Facility is secured with inventory and accounts receivable in the U.S., Canada and the U.K., a portion of property and equipment in Canada and the U.K. and the stock of certain subsidiaries. The maximum borrowing allowable under our Amended Credit Facility is calculated monthly (quarterly, if availability is greater than $100,000) and is based upon specific percentages of eligible accounts receivable, inventory, fixed assets and cash. This Amended Credit Facility contains restrictions on dividends, capital expenditures ($75,000 in 2005) and payment of management fees ($3,000 per year or 2% of EBITDA, as defined in the agreement). It also includes a minimum trailing twelve-month fixed charge coverage ratio of 1.1 to 1.0, if aggregate availability is less than $50,000. The trailing twelve-month fixed charge coverage ratio requirement does not apply when aggregate availability exceeds $50,000. At March 31, 2005, our maximum borrowing allowable under the Amended Credit Facility was approximately $175,000 of which about $125,500, after outstanding LOCs and other draws, was unused and available. As a result, we have no fixed charge coverage ratio requirements at March 31, 2005.

HAI entered into a three-year asset backed revolving credit facility on January 28, 2004, which provides for a maximum borrowing of $15,000, as amended on October 29, 2004 (the “HAI Facility”). Maximum borrowing allowable under the HAI Facility is based upon specific percentages of eligible accounts receivable and inventory and is secured with inventory, accounts receivable and property and equipment of HAI. The HAI Facility contains restrictions relative to HAI on dividends, affiliate transactions, minimum availability ($2,000), additional debt and capital expenditures ($2,000 in 2005). In addition, HAI is required to maintain a minimum trailing twelve-month debt coverage ratio of 1.5 to 1.0 and a monthly debt to tangible capital ratio of less than 2.5 to 1.0. At March 31, 2005, borrowing allowable under the HAI Facility was approximately $14,500, of which approximately $12,500 was unused and available, after the minimum availability requirement.

Our Australian subsidiary entered into a five-year secured credit facility in the fourth quarter of 2003 (the “Australian Facility”), which provides for a maximum borrowing of AUD$19,900, or approximately $15,400. The Australian Facility is secured by liens against substantially all of the assets of the Australian business including the stock of Australian subsidiaries. In addition, the stock of Australia is pledged as collateral for borrowings under the Australian Facility. This facility includes a fixed rate component used for the acquisition, as well as a revolver and LOC facility. This facility restricts the Australian subsidiaries on the payment of dividends, the sale of assets and additional borrowings by the Australian businesses outside of this facility. This facility also contains financial covenants applying to the Australian subsidiaries including current ratio, interest coverage, debt service coverage and leverage. At March 31, 2005, the maximum borrowing allowable under the Australian Facility was AUD$16,900 (approximately $13,100), of which about AUD$2,900 (approximately $2,200), after outstanding LOCs and other draws, was unused and available.

As discussed in Note 12 to the Condensed Consolidated Financial Statements, on April 29, 2005, Borden Chemical Canada, Inc., a subsidiary of the Company, through its wholly owned subsidiary, National Borden Chemical Germany Gmbh, completed its acquisition of Bakelite Aktiengesellschaft (“Bakelite”) pursuant to a share purchase agreement with RUTGERS AG and RUTGERS Bakelite Projekt GmbH (collectively, the “Sellers”) dated October 6, 2004. In the transaction, the Sellers exchanged all of their respective shares of Bakelite’s stock for cash in an aggregate amount of EUROS 207,000, or approximately $267,000. The transaction was financed via a second-priority senior secured bridge loan facility in the amount of $250,000 and available cash. The bridge financing arrangement has a variable interest rate equal to LIBOR plus an applicable margin and has a final maturity date of July 15, 2014.

Previous buybacks of our senior unsecured notes allow us to fulfill our sinking fund requirements through 2013 for our 8.375% debentures. In the future, we, or our affiliates, including entities controlled by Apollo, may purchase our senior unsecured notes in the open market or by other means, depending on market conditions.

We expect to have adequate liquidity to fund working capital requirements, contractual obligations and capital expenditures over the remainder of the five-year term of our Amended Credit Facility with cash received from operations, amounts available under the Amended Credit Facility and amounts available under our subsidiaries’ separate credit facilities.

In May 2005, in connection with the Hexion Combination, Hexion Escrow Corp., which will be merged with the Company upon consummation of the Hexion Combination, offered 14 million shares of Series A Floating Rate Preferred Stock, which we refer to as the Preferred Stock, par value $0.01 per share, and initial liquidation preference of $25 per share. The Preferred Stock will accumulate cumulative preferential dividends from the issue date at an initial rate of LIBOR plus 8.0%, compounded semi-annually. Prior to November 2005, the Company has the option to redeem all or a portion of the Preferred Stock at 100% of the aggregate liquidation value plus accrued and unpaid dividends. The Company expects to use the proceeds from its initial public offering, discussed in the Overview section above, to redeem the Preferred Stock. If the Hexion Combination is not consummated by July 31, 2005, the Preferred Stock is subject to special mandatory redemption. The net proceeds from the Preferred Stock issuance are expected to be $336,000, after deducting underwriting expenses and estimated expenses of the offering, and will be used to pay a dividend to the Company’s parent.

Upon consummation of the Hexion Combination, we will also enter into $775 million of new senior secured credit facilities. We will use proceeds from a portion of the borrowings under our new senior secured credit facilities, together with the proceeds of this Series A Preferred Stock offering, to pay a special dividend of approximately $550 million to our common stockholders. In addition, in connection with the Bakelite Acquisition we have borrowed $250 million under our bridge loan facility, which we expect to repay in full with the issuance of additional senior secured debt and available cash.

Capital Expenditures

As a combined entity, Hexion plans to spend approximately $120 on capital expenditures in 2005 and approximately $110 annually thereafter. Of the $110 anticipated future capital expenditures, we expect approximately $65 will be used for maintenance projects and approximately $45 for plans to continue increasing plant production capacity as necessary to meet demand and ROI projects. We plan to fund capital expenditures through operations and, if necessary, through available lines of credit.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Covenant Compliance

Adjusted EBITDA is used to determine compliance with the debt incurrence covenant contained in the indenture governing the Floating and Fixed Rate Notes. Because we are highly leveraged, our compliance with this covenant is important for the investors in the Company’s debt.

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

During the first quarter, we received a waiver of the dividend restriction under the HAI Facility for a dividend declared in the first quarter. As of March 31, 2005, we were in compliance with all material covenants contained in our indenture governing the notes and credit facilities.

Reconciliation of Adjusted EBITDA to Net (Loss) Income

	Three months ended March 31,
	2005	2004
Net (loss) income	$(4,262)	$4,914
Depreciation and amortization	12,360	11,943
Adjustments to Segment EBITDA (see page 30)	(67)	2,102
Interest expense	21,785	11,890
Other non-operating expense	9,113	61
Income tax expense	5,333	3,937

Segment EBITDA	44,262	34,847

Adjusted EBITDA (a) (c):
Management fees	625	837
Brazil reactor impact (b)	(500)	—
Cost savings	156	1,310
Benefit plan subsidy amendment	—	375
Purchasing power savings	—	1,625

Adjusted EBITDA	$44,543	$38,994

(a)	To arrive at Adjusted EBITDA, we are required to make adjustments to net income for management fees paid to our sponsors, unusual operating impacts and certain pro forma adjustments. These pro forma adjustments include the full year impact of completed acquisitions and approved amendments to our postretirement plan and cost and purchasing savings we expect to achieve.
(b)	Amount represents the impact of the mechanical failure of a Brazilian reactor that occurred in the third quarter of 2004. The Company filed an insurance claim to recover substantially all losses related to this item and received an installment payment of $500 in the first quarter of 2005. In April 2005, the Company received the remaining $2,750 payable under the insurance claim.
(c)	To incur additional debt under the Floating and Fixed Note indenture, a Fixed Charge Coverage Ratio of greater than 2 to 1 must be maintained. The Company’s ratio as of March 31, 2005 after giving effect to the acquisition and additional debt was 3.0 to 1.

Recent Accounting Pronouncements

None.

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information on market risk reported in the Company’s Annual Report on Form 10-K at December 31, 2004.

ITEM 4: Controls and Procedures

(a)	Evaluation of Disclosures Controls and Procedures: As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls: As a result of deficiencies identified by management in the income tax reporting process, the Company has engaged an international accounting firm to provide tax accounting and compliance services and to support current tax personnel. No other changes occurred in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1: Legal Proceedings

The Fayetteville, NC facility is negotiating a settlement with the North Carolina Department of Revenue and Natural Resources relating to alleged non-compliance with permitting requirements and air emission standards at that facility. At this time, we cannot be certain that the monetary sanctions associated with these allegations will not exceed $100,000.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

There were no changes in securities during the first quarter of 2005.

Item 3: Defaults upon Senior Securities

There were no defaults on senior securities during the first quarter of 2005.

Item 4: Submission of Matters to a Vote of Security Holders

During the first quarter, our sole shareholder acted by written consent to approve our Restated Certificate of Incorporation.

Item 5: Other Information

Item 1.01. Entry into a Material Definitive Agreement

On May 11,2005 the Board of Directors of BHI Acquisition granted options to purchase shares of BHI Acquisition common stock to Messrs. Harris, Kleinman, and Seminara. Each director received options to purchase 60,566 shares at $2.89 per share. The options have a term of ten years and are automatically exercised upon the occurrence of an initial public offering of equity securities of the Company or of BHI Acquisition.

Item 6: Exhibits

(10)		Form of Non-Qualified Stock Option Agreement between BHI Acquisition Corp. and certain non-employee directors dated May 11, 2005.

(31)		Rule 13a-14 Certifications

	(a)	Certificate of the Chief Executive Officer

	(b)	Certificate of the Chief Financial Officer

(32)		Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BORDEN CHEMICAL, INC.

Date: May 16, 2005	/s/ William H. Carter
William H. Carter
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)