Form 10-Q
period 2005-06-30
HEXION SPECIALTY CHEMICALS, INC.
filed 2005-08-22
CIK 13239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

Commission file number 1-71

New Jersey	13-0511250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

180 East Broad Street, Columbus, Ohio 43215

(Address of principal executive offices)

(614) 225-4000

(Registrant’s telephone number, including area code)

Borden Chemical, Inc.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares of common stock, $0.01 par value, outstanding as of the close of business on August 15, 2005: 96,905,936

HEXION SPECIALTY CHEMICALS, INC.

PART 1 – Financial Information

Introduction

On May 31, 2005, Borden Chemical, Inc. (“BCI”) was merged with two Apollo Management, L.P. (“Apollo”) controlled companies, Resolution Performance Products, LLC (“RPP”) and Resolution Specialty Materials, Inc. (“RSM Inc.”). Upon consummation of the merger (the “Combinations”), BCI changed its name to Hexion Specialty Chemicals, Inc. (“Hexion”).

For accounting purposes, RPP, RSM Inc. and BCI are considered entities under the common control of Apollo as defined in EITF 02-5 “Definition of Common Control in Relation to FASB Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The financial statements of these entities are presented retroactively on a consolidated basis in a manner similar to a pooling of interests, and include the results of operations of each business only from the date of acquisition by the Apollo affiliates. Apollo acquired RPP on November 14, 2000, Resolution Specialty Materials, LLC (“RSM”), on August 2, 2004, and BCI on August 12, 2004.

On April 29, 2005, a subsidiary of Hexion, completed the acquisition of Bakelite Aktiengesellschaft (“Bakelite”). The results for Bakelite as of and for the 2 months ended June 30, 2005 are consolidated into the Hexion results.

The financial data for Hexion for the three and six months ended June 30, 2004 include the results of operations of RPP only. The financial data for Hexion for the three and six months ended June 30, 2005 include the consolidated results of operations of RPP, RSM and BCI. The balance sheets as of December 31, 2004 and June 30, 2005 represent the consolidated balance sheets of RPP, RSM and BCI as of each date, respectively. Bakelite 2005 results are included for the period subsequent to the acquisition. All adjustments that management considers necessary for a fair presentation of Hexion’s financial position and results of operations as of the date and for the period indicated have been included.

Accordingly, the results of operations and financial position of Hexion presented in this quarterly report on Form 10-Q are not comparable to previous quarterly and annual reports on Form 10-Q and Form 10-K, respectively, for BCI.

On April 25, 2005, the Company filed a registration statement, which is not yet effective, with the U.S. Securities and Exchange Commission (the “SEC”) for a proposed initial public offering (“IPO”) of its common stock. The Company subsequently filed three amendments to its registration statement on May 2, 2005, June 13, 2005 and July 15, 2005. The initial registration statement and subsequent amendments include the audited combined financial statements of Hexion as of and for the year ended December 31, 2004 and the unaudited combined financial statements as of and for the three months ended March 31, 2005.

HEXION SPECIALTY CHEMICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

HEXION SPECIALTY CHEMICALS, INC.

	Three Months ended June 30,
(In millions, except for share and per share data)	2005	2004
Net sales	$1,171	$241
Cost of sales	1,004	219

Gross profit	167	22

Selling, general & administrative expense (See Note 12)	99	21
Transaction related costs (See Note 1)	22	—
Other operating income	(5)	—

Operating income	51	1

Interest expense	50	20
Write-off of deferred financing fees (See Note 6)	17	—
Other non-operating expense	9	—

Loss from continuing operations before income tax and minority interest	(25)	(19)
Income tax expense (benefit)	22	(10)

Loss from continuing operations before minority interest	(47)	(9)
Minority interest in net loss of consolidated subsidiaries	—	(2)

Loss from continuing operations	(47)	(7)
Loss from discontinued operations (See Note 4)	10	—

Net loss	(57)	(7)
Redeemable preferred stock accretion (See Note 9)	5	—

Net loss available to common shareholders	$(62)	$(7)

Comprehensive loss	$(89)	$(10)

Basic and Diluted Per Share Data
Loss from continuing operations	$(0.54)	$(0.07)
Loss from discontinued operations	(0.10)	—

Net loss available to common shareholders	$(0.64)	$(0.07)

Dividends	$5.68	$—

Average number of common shares outstanding during the period – basic and diluted	96,905,936	96,905,936

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

HEXION SPECIALTY CHEMICALS, INC.

	Six Months ended June 30,
(In millions, except share and per share data)	2005	2004
Net sales	$2,183	$463
Cost of sales	1,867	416

Gross profit	316	47

Selling, general & administrative expense (See Note 12)	186	45
Transaction related costs (See Note 1)	29	—
Other operating income	(10)	(1)

Operating income	111	3

Interest expense	96	39
Write-off of deferred financing fees (See Note 6)	17	—
Other non-operating expense	18	—

Loss from continuing operations before income tax and minority interest	(20)	(36)
Income tax expense (benefit)	35	(18)

Loss from continuing operations before minority interest	(55)	(18)
Minority interest in net income (loss) of consolidated subsidiaries	2	(3)

Loss from continuing operations	(57)	(15)
Loss from discontinued operations (See Note 4)	10	—

Net loss	(67)	(15)
Redeemable preferred stock accretion (See Note 9)	5	—

Net loss available to common shareholders	$(72)	$(15)

Comprehensive loss	$(125)	$(25)

Basic and Diluted Per Share Data
Loss from continuing operations	$(0.64)	$(0.15)
Loss from discontinued operations	(0.10)	—

Net loss available to common shareholders	$(0.74)	$(0.15)

Dividends	$5.68	$—

Average number of common shares outstanding during the period – basic and diluted	96,905,936	96,905,936

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

(In millions)	June 30, 2005	December 31, 2004
ASSETS
Current Assets
Cash and equivalents	$128	$152
Accounts receivable (less allowance for doubtful accounts of $21 in 2005 and $15 in 2004)	668	518
Inventories:
Finished and in-process goods	320	290
Raw materials and supplies	161	115
Other current assets	62	64

	1,339	1,139

Other Assets	103	95

Property and Equipment
Land	54	44
Buildings	223	201
Machinery and equipment	1,676	1,706

	1,953	1,951
Less accumulated depreciation	(541)	(628)

	1,412	1,323

Goodwill	147	51
Other Intangible Assets, net	171	88

Total Assets	$3,172	$2,696

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

(In millions, except share and per share data)	June 30, 2005	December 31, 2004
LIABILITIES, REDEEMABLE PREFERRED STOCK, COMMON STOCK AND OTHER SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts and drafts payable	$496	$488
Debt payable within one year	51	16
Interest payable	42	36
Income taxes payable	58	33
Other current liabilities	166	133

	813	706

Other Liabilities
Long-term debt	2,302	1,834
Non-pension postemployment benefit obligations	142	142
Deferred income taxes	151	131
Other long-term liabilities	268	138

	2,863	2,245

Minority interest in consolidated subsidiaries	10	54

Commitments and Contingencies (See Note 8)

Redeemable Preferred Stock - $0.01 par value; liquidation preference $25 per share; 60,000,000 shares authorized, 14,000,000 issued and outstanding at June 30, 2005 (See Note 9)	340	—

Common Stock and Other Shareholders’ Deficit
Common stock - $0.01 par value; 300,000,000 shares authorized, 200,167,297 issued, 103,261,361 treasury and 96,905,936 outstanding at June 30, 2005 and December 31, 2004	1	1
Paid-in capital	536	1,523
Treasury stock	(296)	(296)
Receivable from parent	—	(561)
Accumulated other comprehensive (loss) income	(43)	20
Accumulated deficit	(1,052)	(996)

	(854)	(309)

Total Liabilities, Redeemable Preferred Stock, Common Stock and Other Shareholders’ Deficit	$3,172	$2,696

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

HEXION SPECIALTY CHEMICALS, INC.

	Six months ended June 30,
(In millions)	2005	2004
Cash Flows (used in) from Operating Activities
Net loss	$(67)	$(15)
Adjustments to reconcile net loss to net cash from (used in) operating activities:
Depreciation and amortization	72	31
Loss from discontinued operations	15	—
Unrealized translation loss	9	—
Minority interest in net income of consolidated subsidiaries	2	(3)
Stock based compensation expense (See Note 12)	8	—
Gain on sale of assets	(1)	—
Deferred tax benefit	(8)	—
Write-off of deferred financing fees (See Note 6)	11	—
Other non-cash adjustments	6	2
Net change in assets and liabilities:
Accounts receivable	(23)	(28)
Inventories	40	(11)
Accounts and drafts payable	(32)	26
Income taxes	20	(18)
Other assets	3	2
Other liabilities	(36)	1

	19	(13)

Cash Flows (used in) from Investing Activities
Capital expenditures	(37)	(10)
Acquisition of businesses, net of cash acquired	(234)	—
Proceeds from the sale of business, net of cash	3	—

	(268)	(10)

Cash Flows from (used in) Financing Activities
Net short-term repayments	(2)	—
Borrowings of long-term debt	1,146	—
Repayments of long-term debt	(705)	—
Payment of dividends	(517)	—
Proceeds from issuance of preferred stock, net of issuance costs (See Note 9)	335	—
Long-term debt and credit facility financing fees paid	(22)	—
IPO related costs (See Note 1)	(7)	—
Other, including cash overdrafts	—	(1)

	228	(1)

Effect of exchange rates on cash and equivalents	(3)	—

Decrease in cash and equivalents	(24)	(24)
Cash and equivalents at beginning of period	152	49

Cash and equivalents at end of period	$128	$25

Supplemental Disclosures of Cash Flow Information
Cash paid:
Interest, net	$89	$37
Income taxes, net	4	—
Non-cash activity:
Settlement of note receivable from parent	$581	$—
Unpaid common stock dividends declared	33	—
Redeemable preferred stock accretion (See Note 9)	5	—

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF COMMON STOCK AND OTHER SHAREHOLDERS’ DEFICIT (Unaudited)

HEXION SPECIALTY CHEMICALS, INC.

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Receivable from Parent	Accumulated Other Comprehensive Income (Loss) (a)	Accumulated Deficit	Total
Balance, December 31, 2004	$1	$1,523	$(296)	$(561)	$20	$(996)	$(309)

Net loss						(67)	(67)

Translation adjustments					(58)		(58)

Comprehensive loss							(125)

Interest accrued on notes from parent of BCI		20		(20)			—
Stock based compensation expense (See Note 12)		8					8
Redeemable preferred stock accretion (See Note 9)		(5)					(5)
Purchase accounting related to acquisition of minority interests (See Note 3)		121			(5)	11	127
Effect of Combinations (See Note 11)		(581)		581			—
Dividends declared (See Note 11)		(550)					(550)

Balance, June 30, 2005	$1	$536	$(296)	$—	$(43)	$(1,052)	$(854)

(a)	Accumulated other comprehensive income (loss) at June 30, 2005 includes a $33 net gain on foreign currency translation and a $76 net loss relating to the Company’s minimum pension liability adjustment. Accumulated other comprehensive income at December 31, 2004 represents $96 of net foreign currency translation gains and a $76 net loss relating to the Company’s minimum pension liability adjustment.

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In millions, except share data)

1. Background and Nature of Operations

Hexion Specialty Chemicals, Inc. (“Hexion” or “the Company”) is engaged in the manufacture and marketing of resins, inks, coating and adhesive resins, formaldehyde, oilfield products and other specialty and industrial chemicals worldwide. Hexion was formed on May 31, 2005 upon the combination of three Apollo Management, L.P. (“Apollo”) controlled companies (the “Combinations”), Resolution Performance Products, LLC (“RPP”), Borden Chemical, Inc. (“BCI”) and Resolution Specialty Materials, Inc. (“RSM Inc.”). Apollo acquired RPP on November 14, 2000, formed RSM Inc. and purchased the Specialty Resins and Monomers and Ink business of Eastman Chemical Company (“Eastman”) on August 2, 2004 through a subsidiary (the “RSM Transaction”), Resolution Specialty Materials, LLC (“RSM”), and acquired BCI on August 12, 2004. Upon consummation of the Combinations, BCI changed its name to Hexion Specialty Chemicals, Inc., and BHI Acquisition LLC (“BHI Acquisition”), BCI’s parent, changed its name to Hexion LLC. Prior to the Combinations, on April 29, 2005, a subsidiary of BCI completed its acquisition of Bakelite Aktiengesellschaft (“Bakelite”) (See Note 3). At June 30, 2005, the Company, including Bakelite, has 86 production, manufacturing and distribution facilities, of which 37 are located in the U.S.

The Company has incurred costs totaling approximately $22 and $29 in connection with the Combinations, during the three months and six months ended June 30, 2005, respectively, primarily for accounting, consulting, legal and contract termination fees. As this transaction is considered a merger of entities under common control, in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“ SFAS 141”), these costs have been expensed as incurred and are included in the 2005 Condensed Consolidated Statements of Operations as Transaction related costs.

On April 25, 2005, the Company filed a registration statement, which is not yet effective, with the U.S. Securities and Exchange Commission (the “SEC”) for a proposed initial public offering (“IPO”) of its common stock. The Company subsequently filed three amendments to its registration statement on May 2, 2005, June 13, 2005 and July 15, 2005.

The Company has incurred costs totaling approximately $4 and $7 in connection with the proposed IPO during the three months and six months ended June 30, 2005, respectively, primarily for accounting and legal fees. As the costs of issuing common stock are considered a reduction of the related proceeds of the offering, these costs have been deferred within Other assets on the June 30, 2005 Condensed Consolidated Balance Sheet until the IPO is effected.

2. Basis of Presentation

Prior to the Combinations, RPP, RSM Inc. and BCI were considered entities under the common control of Apollo affiliates as defined in Emerging Issues Task Force Issue No. 02-5, Definition of Common Control in Relation to FASB Statement of Financial Accounting Standards No. 141, “Business Combinations”. As a result of the Combinations the financial statements of these entities are presented retroactively on a consolidated basis in a manner similar to a pooling of interests, and include the results of operations of each business only from the date of acquisition by the Apollo affiliates.

The accompanying unaudited Hexion Financial Statements include the following entities: RPP and its majority-owned subsidiaries as of June 30, 2005 and December 31, 2004 and for the six months ended June 30, 2005 and 2004; RSM Inc. and its majority-owned subsidiaries as of June 30, 2005 and December 31, 2004 and for the six months ended June 30, 2005; and BCI and its majority-owned subsidiaries (which includes Bakelite since the date of acquisition) as of June 30, 2005 and December 31, 2004 and for the six months ended June 30, 2005. RPP, RSM and Bakelite reflect the purchase method of accounting. BCI elected not to apply push-down accounting because it is a public reporting registrant as a result of public debt that was outstanding prior and subsequent to the acquisition by Apollo. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these unaudited Financial Statements be read in conjunction with the financial statements, accounting policies and notes included in the Company’s audited financial statements for the year ended December 31, 2004. Results for the interim periods are not necessarily indicative of results for the full year.

The following is an update of the significant accounting policies followed by the Company:

Principles of Consolidation—The Consolidated financial statements include the accounts of RPP, RSM, BCI and Bakelite and their majority-owned subsidiaries in which no substantive participating rights are held by minority shareholders, after elimination of intercompany accounts and transactions. The Company’s share of the net earnings of 20% to 50% owned companies, for which it has the ability to exercise significant influence over operating and financial policies, are included in income on an equity basis. Investments of other companies are carried at cost.

The Company has recorded a minority interest liability for the equity interests in subsidiaries that are not 100% owned by the Company. At December 31, 2004, the minority interest liability primarily reflected the equity interest in RPP and RSM held by management and other third-parties. On May 31, 2005, the RPP and RSM minority interests were purchased in connection with the Combinations and recorded as a step acquisition (see Note 3).

Loss Per Share – As a result of the Combinations, the Company’s capital structure consists of 96,905,936 shares outstanding (See Note 11). For purposes of calculating loss per share, 96,905,936 was used as the number of outstanding shares for all periods presented as no new shares were issued as a result of the legal merger of RPP, RSM and BCI. This presentation reflects the post-merger capital structure of the Company for all periods on a consistent basis. The Company did not have any potentially dilutive instruments outstanding for any periods.

The Company’s loss per share is calculated as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Loss from continuing operations	$(47)	$(7)	$(57)	$(15)
Deduct: Redeemable preferred stock accretion	(5)	—	(5)	—

Loss from continuing operations available to common shareholders	$(52)	$(7)	$(62)	$(15)

Per share – Loss from continuing operations available to common shareholders	$(0.54)	$(0.07)	$(0.64)	$(0.15)

Average number of common shares outstanding during the period – basic and diluted	96,905,936	96,905,936	96,905,936	96,905,936

Stock-Based Compensation—Effective January 1, 2005, the Company elected to adopt SFAS No. 123(R) (revised 2004), Share-Based Payment. Under the provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. As the Company was considered a nonpublic entity, at the date of adoption, that used the minimum value method for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation, the Company is required to apply the prospective transition method. As such, the Company applies the statement to any new awards and to any awards modified, repurchased or cancelled since January 1, 2005. The adoption of SFAS No. 123(R) had no initial impact on the Company’s financial condition and results of operations.

Previously, the Company accounted for stock based awards under APB No. 25 and applied the minimum value method to determine fair value for disclosure requirements under SFAS No. 123. The Company has recognized $0 of expense during the three and six months ended June 30, 2004 and 2005 relating to equity-classified share-based awards under APB 25, the fair value of which, as previously measured under the minimum value method, was zero. As of June 30, 2005, all awards outstanding are accounted for under SFAS No. 123(R). See Note 12.

Recently Issued Accounting Standards

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143. This Interpretation clarifies that the term “conditional asset retirement obligation” as used in FASB No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation, when incurred, if the fair value of the liability can be reasonably estimated. The Interpretation is effective for the Company no later than the end of the fiscal year ending on December 31, 2005. The Company is currently evaluating the impact of this Interpretation on its consolidated financial statements.

3. Business Acquisitions and Divestitures

Acquisition of Bakelite

On April 29, 2005, Hexion Specialty Chemicals Canada, Inc., a subsidiary of Hexion, through its wholly owned subsidiary, National Borden Chemical Germany GmbH, completed its acquisition of Bakelite pursuant to a share purchase agreement with RÜTGERS AG and RÜTGERS Bakelite Projekt GmbH (collectively, the “Sellers”) dated October 6, 2004 (the “Bakelite Acquisition”) for a net purchase price of approximately €201, or approximately $259, subject to certain adjustments. The Company incurred direct costs associated with the acquisition of $39, which have been capitalized as part of the purchase in accordance with SFAS 141 and are included in the net purchase price. Based in Iserlohn-Letmathe, Germany, Bakelite is a producer of phenolic and epoxy thermosetting resins and molding compounds with 13 manufacturing facilities and 1,700 employees, primarily in Europe and Asia. The acquisition provides the Company with additional phenolic resin technology and products and a new epoxy resin technology platform.

The Company financed the Bakelite Acquisition through a combination of available cash and a second-priority senior secured bridge loan facility in the amount of $250. The bridge financing arrangement had a variable interest rate equal to LIBOR plus an applicable margin and had a final maturity date of July 15, 2014. The bridge financing arrangement was settled and cancelled on May 31, 2005 using proceeds from the $150 Second-priority senior secured floating rate notes due 2010 and $100 of term loan debt borrowed under the Company’s credit facility (See Note 6). The Bakelite Acquisition has been accounted for under the purchase method of accounting. As such, Bakelite’s results of operations are included in the Company’s Condensed Consolidated Financial Statements (the “Financial Statements”) since the date of acquisition.

On December 14, 2004, in order to mitigate the risk of foreign currency exposure related to the Bakelite Acquisition, the Company entered into a foreign currency forward position of $235 to purchase Euros with U.S. Dollars at a rate of $1.3430, contingent upon the close of the transaction. On March 31, 2005, the Company adjusted the contract to have a target settlement date of April 29, 2005 and a new exchange rate of $1.3446, and recognized an unrealized loss of approximately $9 which is included as Other non-operating expense in the Financial Statements.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Fair values are based upon preliminary third party appraisals and internal studies and are subject to final adjustments.

Fair value at April 29, 2005
Current assets	$290
Property, plant and equipment	166
Other assets	4
Intangible assets	72
Goodwill	46

Total assets acquired	578

Current liabilities	158
Long-term debt	21
Other liabilities	140

Total liabilities assumed	319

Net assets acquired	$259

Of the $72 of acquired intangible assets, $19 was assigned to trade names, $16 was assigned to technology and $37 was assigned to customer relationships. The acquired intangible assets have a weighted average useful life of approximately 18 years. The trade names have a 30-year useful life, technology has a 13-year useful life and customer relationships have a 14-year weighted average useful life.

The $46 of goodwill was assigned to the Bakelite reportable segment, none of which is expected to be deductible for tax purposes.

Pacific Epoxy Polymers Acquisition

During the second quarter of 2005, the Company acquired certain assets and assumed certain liabilities from Pacific Epoxy Polymers, Inc. (“Pacific”), a domestic manufacturer of epoxy resins, for an estimated total purchase price of $7. The estimated purchase price is subject to a purchase price adjustment to be determined within 120 days of the closing date. At closing, the Company paid $5 from available cash and issued a note for the remaining $2. Interest on the note accrues at a rate of 6.0% per annum with payments due quarterly. The first quarterly payment is due on September 1, 2005 with payments continuing through June 1, 2008. This acquisition was accounted for under the purchase method of accounting and the Company has made a preliminary allocation of the purchase price resulting in goodwill of $4 million. The results of operations from the acquired net assets are included in the Company’s Financial Statements since the date of acquisition. The pro forma effects of the acquisition are not material.

Acquisition of RPP and RSM Minority Interests

Upon the Combinations, shares of RPP Inc., the former parent of RPP, and RSM Inc. held by minority shareholders and management were exchanged for shares in Hexion LLC. The minority shareholders and management held ownership interests of 28.2% and 5% for RPP and RSM, respectively, on a fully diluted basis. The acquisition of these ownership interests was accounted for under the purchase method of accounting and pushed-down to the Company.

The following table summarizes the step-up to fair value of the assets acquired and liabilities assumed at the date of acquisition based upon the percentage ownership acquired from the minority shareholders. Fair values are based upon preliminary third party appraisals and internal studies and are subject to final adjustments.

Incremental fair value at May 31, 2005
Current assets	$9
Property, plant and equipment	26
Intangible assets	15
Goodwill	50
Other assets	15

Total asset step-up	115

Current liabilities	3
Long-term debt	8
Other liabilities	14

Total liability step-up	25

Net assets stepped-up	$90

As a result of the exchange of minority interest shares, Shareholders’ Deficit was adjusted by $127, consisting of the $90 step-up to fair value of net assets and a $37 reclassification from minority interest to Paid-in capital. Additionally, $5 and $11 of Accumulated other comprehensive income and Accumulated deficit were reclassified to Paid-in capital to recognize an accumulated negative basis by minority interest holders whose shares were exchanged.

Of the $15 of acquired intangible assets, approximately $13 was assigned to patents and $2 was assigned to trademarks. The acquired intangible assets have a weighed average useful life of 20 years.

Of the $50 of goodwill, $5 was assigned to the RSM-SRM reportable segment, $1 was assigned to the RSM-Inks segment, $22 was assigned to the RPP-Americas segment and $22 was assigned to the RPP-Europe segment. No goodwill is expected to be deductible for tax purposes.

The following unaudited pro forma financial information combines the consolidated results of operations as if the Bakelite Acquisition and the combination of RPP, RSM Inc. and BCI had occurred as of the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributable to the acquisitions. The pro forma adjustments reflected in the tables below include amortization of intangibles, depreciation adjustments due to the write-up of property, plant and equipment to estimated fair market value, and interest expense on the acquisition debt for the Bakelite Acquisition and related income tax effects.

	Three months ended June 30, 2005	Three months ended June 30, 2004
Net sales	$1,237	$1,004
Loss from continuing operations	(54)	(215)
Net loss available to common shareholders	(64)	(215)

Basic and Diluted Share Data
Loss from continuing operations	$(0.61)	$(2.22)
Net loss available to common shareholders	(0.71)	(2.22)
	Six months ended June 30, 2005	Six months ended June 30, 2004
Net sales	$2,430	$1,947
Loss from continuing operations	(63)	(231)
Net loss available to common shareholders	(73)	(231)

Basic and Diluted Share Data
Loss from continuing operations	$(0.70)	$(2.38)
Net loss available to common shareholders	(0.80)	(2.38)

Included in the loss from continuing operations and net loss for the three and six months ended June 30, 2005 are management fees paid to Apollo of $11 (See Note 5) and cost of sales of $9 related to the inventory sold that was stepped-up at the acquisition dates.

The pro forma financial information does not necessarily reflect the operating results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented, nor is such information indicative of future operating results.

4. Discontinued Operations

In 1998, pursuant to a merger and recapitalization transaction sponsored by The Blackstone Group (“Blackstone”) and financing arranged by The Chase Manhattan Bank (“Chase”), Borden Decorative Products Holdings, Inc. (“BDPH”), a wholly owned subsidiary of the Company, was acquired by Blackstone, which subsequently merged with Imperial Wallcoverings to create Imperial Home Décor Group (“IHDG”). Blackstone provided $85 in equity, a syndicate of banks provided $198 of senior secured financing and $125 of senior subordinated notes were privately placed. The Company received approximately $309 in cash and 11% of IHDG common stock for its interest in BDPH. On January 5, 2000, IHDG filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. IHDG emerged from bankruptcy in April 2001. The IHDG Litigation Trust (the “Trust”) was created pursuant to the plan of reorganization in the IHDG bankruptcy to pursue preference and other avoidance claims on behalf of the unsecured creditors of IHDG. In November 2001, the Trust filed a lawsuit against the Company and certain of its affiliates seeking to have the IHDG transaction voided as a fraudulent conveyance and asking for a judgment to be entered against the Company for $314 plus interest, costs and attorney fees. On June 8, 2005, the Company reached an agreement with the parties to settle and release all claims against the Company. The Company’s portion of the claim payment is $15. As the settlement directly relates to a divested business which was accounted for as a discontinued operation in 1997, the Company has included the settlement cost in Loss from discontinued operations in its Financial Statements.

In 1996 and 1997, the Company sold its Dairy and Foods businesses. Both disposals were accounted for as discontinued operations in those years. In 2005, the Company received $5 million as settlement from a class action suit related to raw material purchases by the divested businesses between July 21, 1991 and June 30, 1995. As the settlement directly relates to the previously divested businesses, the Company has included the settlement proceeds in Loss from discontinued operations in its Financial Statements.

Typically, losses from discontinued operations are recorded in the Financial Statements net of tax; however, because the Company has a full valuation allowance on its domestic deferred tax assets and is unable to realize an income tax benefit from these losses, the corresponding benefit has been offset by a full valuation allowance.

5. Related Party Transactions

Administrative Service, Management and Consulting Arrangements

In connection with their respective acquisitions by Apollo, RPP, RSM and BCI entered into certain management, consulting and transaction fee agreements with Apollo and its affiliates for the provision of certain structuring and advisory services. These agreements allowed Apollo and its affiliates to provide certain advisory services to the companies for terms up to ten years. The companies also agreed to indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services contemplated under these agreements. Prior to the Combinations, on May 31, 2005, RPP and RSM agreed to terminate their agreements with Apollo, thereby releasing any and all obligations and liabilities by all parties under the respective agreements. In consideration of the terminations, RPP and RSM paid Apollo $4 and $7, respectively. These amounts are included within Transaction related costs in the Company’s Consolidated Statements of Operations.

At the time of the Combinations, the Company entered into a seven-year, amended and restated version of the former BCI management consulting agreement with Apollo (the “Amended Management Consulting Agreement”). The terms of the Amended Management Consulting Agreement currently provide for annual fees of approximately $3 and provide for a lump-sum settlement equal to the net present value of the remaining annual management fees payable under the remaining term of the agreement in connection with a sale of the Company or an IPO.

Pursuant to the agreements in effect, during each of the three months ended June 30, 2005 and 2004, the Company paid fees of less than $1. For each of the six months ended June 30, 2005 and 2004, the Company paid fees of $3 and $1, respectively. These amounts are included within Other operating expense in the Company’s Consolidated Statement of Operations. There were no amounts payable to Apollo at June 30, 2005 or December 31, 2004.

In connection with the Bakelite Acquisition, in exchange for deal structuring and negotiating provided by Apollo, the Company made payments to Apollo in the amount of $4. These amounts are considered direct costs of the acquisition and have been capitalized as part of the purchase.

Other Transactions and Arrangements

The Company sells finished goods to an unconsolidated joint venture of the Company and certain Apollo affiliates. These sales totaled $6 and $3 for the three months ended June 30, 2005 and 2004, respectively. These sales totaled $13 and $6 for the six months ended June 30, 2005 and 2004, respectively. Accounts receivable from these affiliates totaled $4 and $1 at June 30, 2005 and December 31, 2004, respectively. The Company also purchases raw materials and services from certain Apollo affiliates. These purchases totaled $2 and $1 for the three months ended June 30, 2005 and 2004, respectively. These purchases totaled $3 for each of the six months ended June 30, 2005 and 2004. The Company had accounts payable to Apollo affiliates of less than $1 at June 30, 2005 and $0 at December 31, 2004 related to these purchases.

In the first quarter of 2005, BCI received a payment of $8 from its previous owner Kohlberg Kravis Roberts & Co. for adjustments made to the purchase price of the Apollo acquisition of BCI. This amount was subsequently paid to BCI’s parent BHI Acquisition in the second quarter of 2005.

6. Debt

Debt outstanding at June 30, 2005 and December 31, 2004 consisted of the following:

	June 30, 2005		December 31, 2004
	Long - Term	Due Within One Year	Long - Term	Due Within One Year
Revolving Credit facilities	$—	$—	$28	$—
Senior Secured Notes:
8% Senior secured notes due 2009	140	—	140	—
9.5% Senior second secured notes due 2010 (includes $1 of unamortized debt premium at June 30, 2005 and December 31, 2004)	201	—	201	—
9% Second-priority senior secured notes due 2014	325	—	325	—
Floating rate second-priority senior secured notes due 2010	300	—	150	—
Credit Agreement: term loans due 2010	495	5	123	2
Unsecured Debentures:
9.2% debentures due 2021	115	—	115	—
7.875% debentures due 2023	247	—	247	—
Sinking fund debentures: 8.375% due 2016	78	—	78	—
13.5% Senior subordinated notes due 2010 (includes $4 of unamortized debt premium at June 30, 2005 and December 31, 2004	332	—	332	—
Seller senior subordinated notes due 2011	—	—	50	—
Other:
Industrial revenue bonds due 2009	34	—	34	—
Other	32	3	7	5
Capital Leases	3	1	4	—

Total current maturities of long-term debt	—	9	—	7
Short-term debt (primarily foreign bank loans)	—	42	—	9

Total debt	$2,302	$51	$1,834	$16

Credit Facility

In May 2005, the Company entered into a new $775 senior secured credit facility (“Hexion Credit Facility”) and replaced and repaid the RPP and RSM credit facilities, including the RPP $150 revolving credit facility entered into on January 24, 2005, $100 of the Bakelite bridge loan facility (See Note 3) and the Seller senior subordinated notes. The Hexion Credit Facility has a $225 revolving credit facility and $500 term loan facility. The facility will also provide a $50 synthetic letters of credit facility (“LOCs”). Repayment of 1% of the term loan per annum must be made quarterly with the balance payable upon the final maturity date. Further, the Company may be required to make additional repayments on the term loan beginning in the second quarter of 2007 if the Company generates excess cash flow, as defined in the agreement. Interest on the term and revolving loan facilities is LIBOR plus 2.5% or the higher of prime rate plus 1% or the Federal Funds Rate plus

1.5%. Loans made in Canadian dollars will carry interest at the Canadian Bankers’ Acceptance rate plus 2.5% or the higher of prime rate plus 1% or average banker’s acceptance rate plus 1.5%. Loans made in sterling will carry interest at LIBOR plus 2.5% or the rate quoted by JPMorgan Chase Bank, N.A. (“JPMCB”) as its base rate for such loans plus 1%. Loans denominated in euros will carry interest at EURO LIBOR plus 2.5% or the rate quoted by JPMCB as its base rate for such loans plus 1.00%. Interest rates are subject to reduction based on an improved leverage ratio. The Hexion Credit Facility has commitment fees (other than with respect to the synthetic LOC facility) equal to 0.5% per annum of the unused line fee plus a fronting fee of 0.25% of the aggregate face amount of outstanding LOCs. The synthetic LOC facility has a commitment fee of 0.1% per annum. The Hexion Credit Facility is secured by substantially all the assets of Hexion, subject to certain exceptions. The Hexion Credit Facility contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures, and the maintenance of certain financial ratios. Payment of borrowings under the Hexion Credit Facility may be accelerated in the event of a default. Events of default include the failure to pay principal and interest when due, a material breach of representation or warranty, covenant defaults, events of bankruptcy and a change of control. On May 31, 2005, the Company issued $500 term loans under the facility of which approximately $300 of the proceeds were used to repay existing debt including borrowings under the RPP $150 revolving credit facility entered into January 24, 2005, $125 term note under the RSM facility, $100 of the Bakelite bridge loan facility (See Note 3) and the Seller senior subordinated notes. The remainder was used to pay a dividend to our parent and transaction expenses. The Company incurred financing costs of $18 related to the Hexion Credit Facility. These costs are included within Other assets on the Financial Statements and will be amortized over the life of the related debt.

In the second quarter of 2005, the Company incurred a charge for the write-off of deferred financing costs totaling $17. Of this amount, $6 was related to the Bakelite Acquisition bridge loan facility, which was entered into and repaid during the quarter, and $11 was related to the early termination of the RPP, RSM and BCI credit facilities. The $17 expense is included in Write-off of deferred financing fees on the Condensed Consolidated Statements of Operations.

Also, in the second quarter of 2005, the Company incurred a $9 million unrealized loss related to a foreign subsidiary’s $290 U.S. dollar denominated term loan. The loss is included as Other non-operating expense on the Condensed Consolidated Statement of Operations.

Senior Secured Notes

In May 2005, the Company issued $150 Second-Priority Senior Secured Floating Rate Notes due 2010. The notes were issued at a discount of 98.846%. Interest on the notes accrues at a rate per annum, reset quarterly, equal to LIBOR plus 5.5% and is payable on January 15, April 15, July 15 and October 15, commencing on July 15, 2005. These notes may be redeemed at any time on or after July 15, 2006 at the applicable redemption price set forth in the indenture for the notes. In addition, up to 35% of these notes may be redeemed prior to July 15, 2006 with cash proceeds from certain equity offerings at the applicable redemption price set forth in the indenture for the notes. The notes are collateralized by a second-priority security interest in the same collateral as the remaining $150 of Floating rate second-priority senior secured notes, the 9% Second-priority senior secured notes and the 9.5% Senior second secured notes, which are all second in priority (subject to Permitted Liens) to the Hexion Credit Facility and the 8% Senior secured notes. The proceeds for the notes were used to repay in part the bridge loan facility used to finance the Bakelite Acquisition (See Note 3). The Company incurred financing costs of $4 related to the issuance of the Senior Secured Notes. These costs are included within Other assets on the Financial Statements and will be amortized over the life of the notes.

Following the Combinations, the Company, certain of its U.S. subsidiaries and Hexion U.S. Finance Corporation (formerly known as Borden U.S. Finance) guarantee the senior secured debt previously issued by RPP (See Note 15).

7. Guarantees, Indemnifications and Warranties

Standard Guarantees / Indemnifications

In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for, among other things, breaches of representations and warranties. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases and sales of assets or businesses, (ii) leases of real property, (iii) licenses of intellectual property, (iv) long-term supply agreements and (v) agreements with public authorities on subsidies received for designated research and development projects. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords or lessors in lease contracts, (iii) licensors or licensees in license agreements, (iv) vendors or customers in long-term supply agreements and (v) governments or agencies subsidizing research or development.

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

Indemnities related to the pre-closing operations of sold assets normally do not represent additional liabilities to the Company, but simply serve to protect the buyer from potential liability associated with the Company’s existing obligations at the time of sale. As with any liability, the Company has accrued for those pre-closing obligations that are considered probable and reasonably estimable. Amounts recorded are not significant at June 30, 2005.

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

In connection with the Combinations, the Company entered into a management, consulting and transaction fee agreement with Apollo and its affiliates for the provision of certain structuring and advisory services. The Company has agreed to indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services contemplated under these agreements.

Warranties

The Company does not make express warranties on its products, other than that they comply with the Company’s specifications; therefore, the Company does not record a warranty liability. Adjustments for product quality claims are not material and are charged against sales revenues.

8. Commitments and Contingencies

Environmental Matters

Because the Company’s operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials, the Company is subject to extensive environmental regulation at the Federal, state and local levels as well as foreign laws and regulations, and therefore is exposed to the risk of claims for environmental remediation or restoration. In addition, violations of environmental laws or permits may result in restrictions being imposed on operating activities, substantial fines, penalties, damages or other costs, any of which could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Accruals for environmental matters are recorded following the guidelines of Statement of Position 96-1, “Environmental Remediation Liabilities,” when it is probable that a liability has been incurred and the amount of the liability can be estimated. Environmental accruals are reviewed on an interim basis and as events and developments warrant.

The Company has recorded liabilities, relating to 67 locations (63 at December 31, 2004), of approximately $39 and $41 at June 30, 2005 and December 31, 2004, respectively, for all probable environmental remediation, indemnification and restoration liabilities. These amounts include estimates of unasserted claims the Company believes are probable of loss and reasonably estimable. Based on the factors discussed below and currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $27 to $84, in the aggregate, at June 30, 2005. This estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based, and in order to establish the upper end of such range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates.

Following is a more detailed discussion of the Company’s environmental liabilities and related assumptions at June 30, 2005:

BCP Geismar Site—BCI formerly owned a basic chemicals and polyvinyl chloride business which was taken public as Borden Chemicals and Plastics Operating Limited Partnership (“BCPOLP”) in 1987. BCI retained a 1% interest and the general partner interest, which were held by its subsidiary, BCP Management (“BCPM”). BCI also retained the liability for certain environmental matters after BCPOLP’s formation. Under a Settlement Agreement approved by the United States Bankruptcy Court for the District of Delaware among BCI, BCPOLP, BCPM, the United States Environmental Protection Agency and the Louisiana Department of Environmental Quality, BCI agreed to perform certain of BCPOLP’s obligations with respect to environmental conditions at BCPOLP’s Geismar, Louisiana site. These obligations are related to soil and groundwater contamination at the Geismar site. The Company bears the sole responsibility for these obligations, as there are no other potentially responsible parties (“PRPs”) or third parties from which the Company can seek reimbursement, and no additional insurance recoveries are expected.

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

The Company has recorded a liability of approximately $20 and $21 at June 30, 2005 and December 31, 2004, respectively, related to the BCP Geismar site. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with this site may fall within a range of $14 to $32, depending upon the factors discussed above. Due to the long-term nature of the project, the reliability of timing and the ability to estimate remediation payments, this liability was recorded at its net present value, assuming a 3% discount rate and a time period of thirty years and the range of possible outcomes is discounted similarly. The undiscounted liability is approximately $30 over thirty years.

Following are expected payments for each of the next five years, and a reconciliation of the expected aggregate payments to the liability reflected at June 30, 2005:

2005	$1
2006	2
2007	2
2008	1
2009	1
Remaining aggregate payments	23

Total undiscounted liability	30
Less: discount to net present value	(10)

Liability per Condensed Consolidated Balance Sheet	$20

Superfund Sites / Offsite Landfills—The Company is currently involved in environmental remediation activities at 29 sites (26 at December 31, 2004) in which it has been notified that it is, or may be, a PRP under the United States Comprehensive Environmental Response, Compensation and Liability Act or similar state “superfund” laws. The Company has recorded a liability of approximately $8 at June 30, 2005 and December 31, 2004 related to these sites. The Company anticipates approximately 60% of this liability will be paid within the next five years, with the remaining payments occurring over the next twenty-five years. The Company generally does not bear a significant level of responsibility for these sites, and therefore, has little control over the costs and timing of cash flows. At 17 of the 29 sites, the Company’s share is less than 1%. At the remaining 12 sites, the Company has a share of up to 8.8% of the total liability which accounts for $7 of the total amount reserved for superfund / offsite landfill sites at June 30, 2005 and December 31, 2004. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may be as low as $5 or as high as $19, in the aggregate. In estimating both its current reserves for environmental remediation at these sites and the possible range of additional costs, the Company has not assumed that it will bear the entire cost of remediation of every site to the exclusion of other known PRPs who may be jointly and severally liable. The Company has limited information to assess the viability of other PRPs and their probable contribution on a per site basis. The range of possible outcomes also takes into account the maturity of each project, which results in a more narrow range as the project progresses. The Company’s ultimate liability will depend on many factors including its volumetric share of waste, the financial viability of other PRPs, the remediation methods and technology used, the amount of time necessary to accomplish remediation, and the availability of insurance coverage. The Company’s insurance provides very limited, if any, coverage for these environmental matters.

Sites Under Current Ownership—The Company is conducting environmental remediation at 14 locations currently owned by the Company, of which 2 sites are no longer operating. There are no other parties responsible for remediation at these sites. Much of the remediation is being performed by the Company on a voluntary basis; therefore, the Company has greater control over the costs to be incurred and the timing of cash flows. The Company has accrued approximately $7 and $8 at June 30, 2005 and December 31, 2004, respectively, for remediation and restoration liabilities at these locations. The Company anticipates approximately $4 of these liabilities will be paid within the next three years, with the remaining amounts being paid over the next ten years. Approximately $3 of these reserves is included in the Company’s business realignment reserve, as the environmental clean up is being handled in conjunction with planned closure of the location. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $5 to $18, in the aggregate. The factors influencing the ultimate outcome include the methods of remediation to be elected, the conclusions and assessment of site studies remaining to be completed and the time period required to complete the work.

Other Sites—The Company is conducting environmental remediation at 10 locations (9 at December 31, 2004) formerly owned by BCI. The Company has accrued approximately $3 at June 30, 2005 and December 31, 2004 for remediation and restoration liabilities at these locations. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $2 to $14, in the aggregate. The primary drivers in determining the final costs to the Company on these matters are the method of remediation selected and the level of participation of third parties.

In addition, the Company is responsible for 12 sites (11 at December 31, 2004) that require monitoring where no additional remediation is expected and has also established accruals for other related costs, such as fines and penalties. The Company has accrued approximately $1 at June 30, 2005 and December 31, 2004, related to these sites. Payment of these liabilities is anticipated to occur over the next ten years. The ultimate cost to the Company will be influenced by any variations in projected monitoring periods or by findings that are better or worse than anticipated findings.

BCI formerly operated the Smith Douglass fertilizer business, which included a phosphate processing operation in Manatee County, Florida and an animal food processing operation in Hillsborough County, Florida. Both operations were sold in 1980. The EPA sent the Company and another former owner of the Manatee County facility a request for $0.1 relating to oversight costs incurred when the site was abandoned by its current owner. The Company is disputing the charge. The Company is aware that state and Federal environmental agencies have taken measures to prevent the off-site release of water from rainfall that accumulated in the drainage ditches and lagoons surrounding the gypsum piles located on this site. The Company is aware that the current owner of the Hillsborough County site ceased operations in March 2004 and is working with governmental agencies to effect closure of that site. At this time, the Company has received an information request from the EPA but has not received any demands from any governmental agencies or others regarding the closure and environmental cleanup at this site, which the Company believes is the responsibility of the current owner. While it is reasonably possible some costs could be incurred related to these sites, the Company has inadequate information to enable it to estimate a potential range of liability, if any.

As a result of the Bakelite Acquisition, the Company acquired a site in Duisburg, Germany with significant soil and groundwater contamination beneath a facility that is shared with Rütgers Chemicals AG (“Rütgers”). Rütgers is in discussions with the local authorities concerning a proposed remediation plan; however, the scope and extent of that plan and the costs of its possible implementation are not yet reasonably estimable. Rütgers has contractually agreed to provide indemnifications to the Company with respect to this matter until 2025, subject to certain exceptions and limitations. Management believes that it is unlikely that the Company will have to take extensive actions for remediation. While it is reasonably possible some costs could be incurred related to these sites, the Company has inadequate information to enable it to estimate a potential range of liability, if any.

For environmental conditions that existed at RPP related sites prior to November 2000, the Royal Dutch/Shell Group of Companies (“Shell”) generally will indemnify the Company for environmental damages associated with environmental conditions that occurred or existed before the recapitalization of November 2000, subject to certain limitations. There have been no claims against RPP since November 2000 relating to RPP environmental matters; therefore, the Company has no accruals at June 30, 2005 and December 31, 2004 relating to RPP environmental matters.

According to the terms of the RSM Transaction, Eastman retained the liability and indemnified RSM for certain matters that occurred or existed before the acquisition in August 2004 subject to certain limitations.

Non-Environmental Legal Matters

The Company has reserved approximately $30 and $21 at June 30, 2005 and December 31, 2004, respectively, relating to all non-environmental legal matters for legal defense and settlement costs that it believes are probable and estimable at this time.

Following is a discussion of non-environmental legal proceedings that are not in the ordinary course of business:

Brazil Tax Claim—In 1992, the State of Sao Paulo Administrative Tax Bureau issued an assessment against BCI’s primary Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes, characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions, and the subsidiary has filed an administrative appeal seeking cancellation of the assessment. The Administrative Court upheld the assessment in December 2001. In 2002, the subsidiary filed a second appeal with the highest-level Administrative Court, again seeking cancellation of the assessment. Argument was made to the court in September 2004, and the Company is awaiting its ruling.

At June 30, 2005, the amount of the assessment, including tax, penalties, monetary correction and interest, is 67 Brazilian Reais, or approximately $29. The Company believes it has a strong defense against the assessment and will pursue the appeal vigorously, including appealing to the judicial level; however, there is no assurance that the assessment will not be upheld. At this time, the Company does not believe a loss is probable; therefore, only related legal fees have been accrued. Reasonably possible losses to the Company resulting from the resolution of this matter range from zero to $29.

HAI Grand Jury Investigation—HA-International, LLC (“HAI”), a joint venture between the Company and Delta-HA, Inc., received a grand jury subpoena dated November 5, 2003 from the U.S. Department of Justice Antitrust Division relating to a foundry resins Grand Jury investigation. HAI has provided documentation in response to the subpoena. As is frequently the case when such investigations are in progress, various antitrust lawsuits have been brought against the Company alleging that BCI and HAI, along with various other entities, engaged in a price fixing conspiracy. At this time, the Company does not believe a loss is probable; therefore, only related legal fees have been accrued. The Company does not have sufficient information to determine a range of possible outcomes for this matter at this time.

CTA Acoustics—From the third quarter 2003 to the first quarter 2004, six lawsuits were filed against BCI in the 27th Judicial District, Laurel County Circuit Court, in Kentucky, arising from an explosion at a customer’s plant where seven plant workers were killed and over 40 other workers were injured. The lawsuits primarily seek recovery for wrongful death, emotional and personal injury, loss of consortium, property damage and indemnity. The Company expects that a number of these suits will be consolidated. The litigation also includes claims by its customer against its insurer and the Company. The Company is pursuing a claim for indemnity against its customer, based on language in its contract with the customer, and a claim against a third party that performed services for BCI in connection with sales to the customer. BCI previously accrued $5, the amount of its insurance deductible, relating to these actions and has insurance coverage expected to address any payments and legal fees in excess of this amount.

Other Legal Matters— The Company is involved in various product liability, commercial and employment litigation, personal injury, property damage and other legal proceedings which are considered to be in the ordinary course of business. There has been increased publicity about asbestos liabilities faced by manufacturing companies. In large part, as a result of the bankruptcies of many asbestos producers, plaintiff’s attorneys are increasing their focus on peripheral defendants, including the Company, and asserting that even products that contained a small amount of asbestos caused injury. Plaintiffs are also focusing on alleged harm caused by other products the Company has made or used, including those containing silica and vinyl chloride monomer. The Company does not believe that it has a material exposure relating to these claims and believes it has adequate reserves and insurance to cover currently pending and foreseeable future claims.

The Company is named in two lawsuits filed in Hillsborough County, Florida Circuit Court, relating to an animal feed supplement processing site formerly operated by BCI and sold in 1980. The lawsuits are filed on behalf of multiple residents of Hillsborough County living near the site and allege various injuries related to exposure to toxic chemicals. At this time, the Company has inadequate information from which to estimate a potential range of liability, if any.

Other Commitments and Contingencies

The Company entered into contractual agreements with Shell and other third parties for the supply of site services, utilities, materials and facilities and for operation and maintenance services necessary to operate certain RPP facilities on a stand-alone basis. The duration of the contracts range from one year, or less, to 20 years, depending on the nature of services. Such contracts may be terminated by either party under certain conditions as provided for in the respective agreements; generally, 90 days notice is required for short-term contracts and three years notice is required for longer-term contracts (generally those contracts in excess of five years). Contractual pricing generally includes a fixed and variable component.

In addition, the Company entered into contractual agreements with Shell and other third parties for the purchase of feedstocks. The terms of the agreements vary from three to ten years, extendable at the Company’s request and cancelable by either party as provided for in the respective agreements. Feedstock prices are based on market prices less negotiated volume discounts or cost input formulas.

On October 15, 2004, in order to secure the long-term supply of a key raw material, the Company entered into a ten-year contract with a supplier to purchase a specified quantity of product at a specified price whether or not it takes delivery. Prices are adjusted annually according to a formula that is based on an agreed upon raw material benchmark index. The initial volume is adjusted annually based on the prior year’s sales of the related finished good manufactured with the raw material. In addition, the Company is party to a non-cancelable agreement to purchase certain gas supplies at a fixed monthly rate through June 30, 2012. The Company is required to make minimum annual payments under these contracts as follows:

2005	$2
2006	3
2007	3
2008	3
2009	3
2010 and beyond	14

Total minimum payments	28
Less: Amount representing interest	(8)

Present value of minimum payments	$20

The Company had purchases of $0 and $1 during the three and six months ended June 30, 2005 under the contracts.

9. Redeemable Preferred Stock

In May 2005, Hexion Escrow Corp., a subsidiary of Hexion which merged into Hexion coincidental with the Combinations, offered 14 million shares of Redeemable Series A Floating Rate Preferred Stock, par value $0.01 per share, and a liquidation preference of $25 per share (the “Preferred Stock”). The Preferred Stock will accumulate cumulative preferential dividends from the issue date at an initial rate of LIBOR plus 8.0%, compounded semi-annually. The dividend rate increases 75 basis points every six months beginning November 15, 2005 until May 15, 2007, at which time the rate is LIBOR plus 11.0%. Dividends will be paid by issuing additional shares of Preferred Stock through May 15, 2010. Thereafter, dividends will be required to be paid in cash. Prior to November 15, 2005, the Company has the option to redeem all or a portion of the Preferred Stock at 100% of the aggregate liquidation value plus accrued and unpaid dividends. After November 15, 2005, the Company has the option to redeem all or a portion of the Preferred Stock at between 101% and 103% of the aggregate liquidation value plus accrued and unpaid dividends. On or after May 15, 2007, the Company may convert the Preferred Stock from a floating rate security to a fixed rate security, with dividends payable at an annual rate equal to 14.0%. On October 15, 2014, or upon a change in control of the Company, the Preferred Stock shareholders have the option to require the Company to repurchase all or a portion of the Preferred Stock. Because of this mandatory redemption clause, the Preferred Stock is considered a mezzanine financing and is recorded outside of Common Stock and Other Shareholders’ Deficit.

The Company expects to use a portion of the proceeds it receives from its proposed IPO (See Note 1) to redeem the Preferred Stock. The net proceeds from the Preferred Stock issuance were $335, after deducting underwriting expenses and expenses of the offering of $15, and were used along with term loan debt borrowed under the Hexion Credit Facility to pay a dividend to its parent on May 31, 2005 (See Note 11). For presentation purposes, the issuance costs of $15 offset the carrying amount of the Preferred Stock. These costs are amortized using the effective interest method from the issue date through October 15, 2014. For accounting purposes, the Preferred Stock is considered increasing rate preferred stock issued at an implied premium, as such the implied premium is being accreted using the effective interest method from the issue date through May 15, 2007, which is the commencement of the perpetual dividend. For the three and six months ended June 30, 2005, the Company has recognized accreted dividends, including accretion of the implied premium, of $5.

10. Pension and Postretirement Expense

Following are the components of net pension and postretirement expense recognized by the Company for the periods ended June 30, 2005 and 2004:

	Pension		Postretirement
	Three months ended June 30,		Three months ended June 30,
	2005	2004	2005	2004
Service cost	$3	$1	$—	$—
Interest cost	6	2	—	—
Expected return on plan assets	(7)	(2)	—	—
Amortization of prior service cost	—	—	(2)	—
Recognized net actuarial loss (gain)	2	—	(1)	—

	$4	$1	$(3)	$—

	Pension		Postretirement
	Six months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Service cost	$6	$3	$—	$—
Interest cost	11	3	1	—
Expected return on plan assets	(13)	(4)	—	—
Amortization of prior service cost	—	—	(6)	—
Recognized net actuarial loss (gain)	4	—	(1)	—

	$8	$2	$(6)	$—

The amortization of prior service cost included in the postretirement benefit relates to plan amendments made in 2004 and 2003.

As part of the Bakelite acquisition, the Company acquired various defined benefit and defined contribution pension plans covering Bakelite’s employees worldwide. In Germany, Bakelite provides a defined benefit pension plan with a total projected benefit obligation of $78, while in certain other countries, defined contribution pension plans are provided. In addition, Bakelite’s Italian and Korean subsidiaries have statutory requirements to provide severance indemnity benefits to employees. All of the Bakelite benefit plans are unfunded. The Company anticipates making contributions of $1 to pay current obligations related to the Bakelite benefit plans in 2005.

11. Common Stock and Other Shareholders’ Deficit

As a result of the Combinations, the Company’s capital structure consists of 96,905,936 shares outstanding. The Company’s capital structure has been retroactively consolidated for all periods presented. No new shares were issued as a result of the legal merger of RPP, RSM and BCI.

In conjunction with the Combinations, Hexion declared a dividend to its parent of $550 and paid $517 on May 31, 2005. Approximately $6 of the unpaid amount will be distributed in the third quarter of 2005, and the remainder is expected to be paid in the second quarter of 2007, and is classified in Other long-term liabilities. The dividend was funded through the proceeds from the issuance of preferred stock and from amounts borrowed under the Company’s credit facility.

At December 31, 2004, BCI held a note receivable in an aggregate principal amount of $405 and accrued interest of $156 from BHI Acquisition, which was accounted for as a reduction of equity. The note accrued interest at 12% per year, payable quarterly, and BCI accrued interest quarterly in paid-in capital. The notes were previously due from Borden Holdings, Inc., BCI’s parent prior to August 12, 2004. Historically, Borden Holdings, Inc. funded the payment of the interest on the note through common dividends received from BCI. BCI had not received a payment on the accrued interest, nor had BCI paid an associated dividend, since October 15, 2001. In connection with the Combinations, the note (including $176 of accrued interest to the date of the Combinations) was reclassified to Paid-in capital.

12. Stock Based Compensation

Prior to the Combinations, RPP, RSM and BHI Acquisition, the Company’s parent (now known as Hexion LLC), maintained three stock option plans: the RPP 2000 Stock Option Plan (the “RPP plan”), the RSM 2004 Stock Option Plan (the “RSM plan”) and the BHI Acquisition 2004 Stock Incentive Plan (the “2004 Incentive Plan”). In addition to these option plans, the Company’s parent maintains a stock-based deferred compensation plan. Upon the Combinations, the stock options under the RPP plan and RSM plan were exchanged for equivalent stock options under the 2004 Incentive Plan based upon relative fair value. At June 30, 2005, on an as converted basis, there were approximately 9,085,000 options outstanding under the 2004 Incentive Plan and approximately 2,169,000 deferred common stock units under the deferred compensation plan. All outstanding share awards at June 30, 2005 are denominated in Hexion LLC shares.

In connection with the filing of a registration statement, which is not yet effective, with the SEC for a proposed IPO of its common stock, the Company became subject to the measurement requirements as a public company and consequently remeasured liability designated awards. As a result of this remeasurement and modifications associated with the Combinations to the RPP Plan, the RSM Plan, the 2004 Incentive Plan and the deferred compensation plan, the Company incurred a compensation charge of $8, which is included in Selling, general & administrative expense on the 2005 Condensed Consolidated Statement of Operations. The Company expects to realize additional compensation expense of $22, which will be recognized over the vesting period of the underlying stock based awards. These awards are expected to vest over the next seven years.

On May 11, 2005, BHI Acquisiton issued 181,698 options to the Company’s non-management directors. These options have a ten-year life with immediate vesting and exercise upon an IPO. Upon the consummation of an IPO, the Company will recognize expense of $1, which represents the fair value of the options at the date of grant as determined by the Black-Sholes option pricing model.

13. Income Taxes

Effective with the Combinations, Hexion and its eligible subsidiaries file consolidated income tax returns. Prior to the Combinations, RPP, RSM and BCI each filed separate returns. The Company uses the asset and liability method required by SFAS No. 109 to provide income taxes on all transactions recorded in its Financial Statements. This requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for book and tax purposes. Accordingly, a deferred tax asset or liability for each temporary difference is determined based on the tax rates that the Company expects to be in effect when the underlying items of income and expense are to be realized. The Company’s expense for income taxes includes the current and deferred portions of that expense.

A valuation allowance is provided when it is more likely than not that some portion of the Federal tax asset will not be realized. Prior to the Combinations, BCI and RSM had valuation allowances on a portion of their deferred tax assets. Those assets consisted primarily of net operating and capital loss carryforwards. RPP had a net deferred tax liability. As a result of the Combinations, the total valuation allowance was reduced by RPP’s deferred tax liabilities. In management’s opinion, the results of future operations will not generate sufficient taxable income to realize these deferred tax assets. Consequently, a full valuation allowance has been provided against these attributes.

The 2005 income tax expense primarily reflects a change in valuation allowance as well as a $14 tax impact from the settlement of an intercompany loan that had previously been treated as permanently invested.

14. Segment Data

At June 30, 2005, the Company’s management had not made a final determination regarding the structure of the internal organization and the composition of its reportable segments. Subsequent to the Combinations, the Company’s management has continued to make operating decisions and assess performance based upon the reportable segments in place prior to the Combinations.

        The Company’s reportable segments were determined in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, based on the way that management organized the business operations for decision-making purposes. This organization of the business operations has resulted in a historical presentation of nine segments, including Bakelite, which is deemed to be a reportable segment of BCI. Prior to the Combinations, the legacy RPP business organized and managed its operations on the basis of geographic regions. These geographic regions resulted in three reportable segments: (i) Americas, (ii) Europe and Africa, and (iii) Asia Pacific and Middle East. RSM operated its business by product line, and had two reportable segments: (i) Specialty Resins and Monomers (“SRM”) and (ii) Inks. BCI had four reportable business segments: (i) Forest Products, (ii) Performance Resins, (iii) International and (iv) Bakelite, which was acquired by BCI in April 2005. Consolidated results for RSM and BCI also include Corporate & Other, which includes general and administrative expenses.

The following tables include the stand-alone disclosures for each of the nine historical segments in accordance with SFAS No. 131. In addition, the Company has voluntarily included the RSM and BCI information using the same segments utilized by RPP because management deems the additional segment data to be beneficial for an enhanced understanding of the combined entity.

Net sales from external customers:

	Three months ended June 30, 2005					Three months ended June 30, 2004
	RPP	RSM	BCI (1)	Elim. (2)	Total	RPP
Americas	$145	$134	$436	$(9)	$706	$109
Europe and Africa	187	97	137	(1)	420	131
Asia Pacific and Middle East	—	4	41	—	45	1

Total	$332	$235	$614	$(10)	$1,171	$241

(1)	Includes Bakelite results from the date of the Bakelite Acquisition.
(2)	Entries to eliminate transactions between RPP, RSM and BCI.

	Six months ended June 30, 2005					Six months ended June 30, 2004
	RPP	RSM	BCI (1)	Elim. (2)	Total	RPP
Americas	$277	$256	$851	$(12)	$1,372	$206
Europe and Africa	367	189	183	(1)	738	255
Asia Pacific and Middle East	1	7	65	—	73	2

Total	$645	$452	$1,099	$(13)	$2,183	$463

(1)	Includes Bakelite results from the date of the Bakelite Acquisition.
(2)	Entries to eliminate transactions between RPP, RSM and BCI.

Operating income (loss):

	Three months ended June 30, 2005					Three months ended June 30, 2004
	RPP	RSM	BCI (1)	Elim. (2)	Total	RPP
Americas	$(8)	(14)	$24	$(1)	$1	$—
Europe and Africa	27	19	3	—	49	1
Asia Pacific and Middle East	(1)	1	1	—	1	—

Total	$18	$6	$28	$(1)	$51	$1

(1)	Includes Bakelite results from the date of the Bakelite Acquisition.
(2)	Entries to eliminate transactions between RPP, RSM and BCI and to record Transaction related costs.

	Six months ended June 30, 2005					Six months ended June 30, 2004
	RPP	RSM	BCI (1)	Elim. (2)	Total	RPP
Americas	$(21)	(20)	$49	$(2)	$6	$2
Europe and Africa	64	35	6	—	105	1
Asia Pacific and Middle East	(2)	1	1	—	—	—

Total	$41	$16	$56	$(2)	$111	$3

(1)	Includes Bakelite results from the date of the Bakelite Acquisition.
(2)	Entries to eliminate transactions between RPP, RSM and BCI and to record Transaction related costs.

Total assets

	June 30, 2005
	RPP	RSM	BCI	Elim. (1)	Total
Americas	$680	$186	$803	$(13)	$1,656
Europe and Africa	569	214	618	(10)	1,391
Asia Pacific and Middle East	1	14	110	—	125

Total	$1,250	$414	$1,531	$(23)	$3,172

(1)	Entries to eliminate transactions between RPP, RSM and BCI and to record deferred taxes.

	December 31, 2004
	RPP	RSM	BCI	Elim. (1)	Total
Americas	$644	194	$840	$(4)	$1,674
Europe and Africa	611	193	131	—	935
Asia Pacific and Middle East	1	13	73	—	87

Total	$1,256	$400	$1,044	$(4)	$2,696

(1)	Entries to eliminate transactions between RPP, RSM and BCI and to record deferred taxes.

Reconciliation of operating income to loss from continuing operations before income tax and minority interest:

	Three months ended June 30, 2005	Three months ended June 30, 2004
Operating income	$51	$1
Interest expense	(50)	(20)
Write-off of deferred financing fees	(17)	—
Other non-operating expense	(9)	—

Loss from continuing operations before income tax and minority interest	$(25)	$(19)

	Six months ended June 30, 2005	Six months ended June 30, 2004
Operating income	$111	$3
Interest expense	(96)	(39)
Write-off of deferred financing fees	(17)	—
Other non-operating expense	(18)	—

Loss from continuing operations before income tax and minority interest	$(20)	$(36)

Set forth below is the segment reporting for RSM and BCI.

Segment reporting for RSM for the three and six months ended June 30, 2005:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net sales from external customers
SRM	$191	$364
Inks	44	88

Total	$235	$452

Operating income (loss)
SRM	$23	$35
Inks	(1)	4
Corporate and Other	(16)	(23)

Total	$6	$16

	June 30, 2005	December 31, 2004
Total Assets
SRM	$318	$288
Inks	96	108
Corporate and Other	—	4

Total	$414	$400

Segment reporting for BCI for the three and six months ended June 30, 2005:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net sales from external customers
Forest Products	$267	$523
Performance Resins	123	246
Bakelite(1)	121	121
International	103	209

Total	$614	$1,099

Segment EBITDA
Forest Products	$34	$62
Performance Resins	18	33
Bakelite(1)	6	6
International	10	21
Corporate and Other	(8)	(22)

Total	$60	$100

	June 30, 2005	December 31, 2004
Total Assets
Forest Products	$375	$403
Performance Resins	211	213
Bakelite	545	—
International	277	291
Corporate and Other	123	137

Total	$1,531	$1,044

(1)	Includes results from the date of the Bakelite Acquisition.

Reconciliation of Segment EBITDA to net loss:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Segment EBITDA—BCI:
Forest Products	$34	$62
Performance Resins	18	33
Bakelite	6	6
International	10	21
Corporate & Other	(8)	(22)
Operating expense not included in BCI Segment EDITDA	(15)	(15)
Depreciation and amortization-BCI	(17)	(29)
Operating income-RPP	18	41
Operating income-RSM	6	16
Transaction costs and elimination of intercompany profits	(1)	(2)

Total operating income – consolidated	51	111

Reconciliation:
Interest expense— consolidated	(50)	(96)
Write-off of deferred financing fees	(17)	(17)
Other non-operating income (expense)— consolidated	(9)	(18)
Income tax benefit (expense)— consolidated	(22)	(35)
Minority interest in net income of consolidated subsidiaries	—	(2)
Loss from discontinued operations	(10)	(10)

Net loss— consolidated	$(57)	$(67)

Segment EBITDA is equal to net income before depreciation and amortization, interest expense, other non-operating expenses or income, income taxes and other adjustments. Segment EBITDA is presented by reportable segment and for Corporate & Other of BCI for the three and six months ended June 30, 2005. Segment EBITDA information is presented with BCI’s segment disclosures because it is the measure used by BCI’s management in the evaluation of operating results and in determining allocations of capital resources among the business segments. It is also the metric used by BCI to set management and executive incentive compensation.

15. Guarantor/Non-Guarantor Subsidiary Financial Information

In conjunction with the Apollo acquisition of BCI, BCI formed two wholly owned finance subsidiaries to borrow $475 through a private debt offering. The Company and certain of its U.S. subsidiaries guarantee this debt. In addition, following the Combinations, the Company and these same U.S. subsidiaries plus Hexion U.S. Finance Corporation (formerly known as Borden U.S. Finance) also guarantee the senior secured debt previously issued by RPP (“the RPP guaranteed debt”).

The following information contains the condensed consolidating financial information for the parent, Hexion, the subsidiary issuers (Hexion U.S. Finance Corporation, formerly known as Borden U.S. Finance Corporation, Hexion Nova Scotia Finance, ULC (formerly known as Borden Nova Scotia, ULC) (“Nova Scotia, ULC”) and RPP Capital Corporation), the combined subsidiary guarantors (BDS Two, Inc., Borden Chemical Investments, Inc., Borden Chemical Foundry, Inc., Lawter International, Inc., Borden Chemical International, Inc., Bakelite North America Holding Company, Bakelite Epoxy Polymers Corporation, Oilfield Technology Group, Inc. and Borden Services Company) and the combined non-guarantor subsidiaries, which includes all of the Company’s foreign subsidiaries and HAI. All of the subsidiary issuers and subsidiary guarantors are owned 100% by Hexion. All guarantees are full and unconditional and are joint and several. There are no significant restrictions on the ability of the Company to obtain funds from its domestic subsidiaries by dividend or loan. While the Company’s Australian subsidiary and HAI are restricted in the payment of dividends and intercompany loans due to the terms of their credit facilities, there are no material restrictions on the Company’s ability to obtain cash from the remaining U.S. non-guarantor subsidiaries.

This information includes allocations of corporate overhead to the combined non-guarantor subsidiaries based on net sales. Income tax expense has been provided on the combined non-guarantor subsidiaries based on actual effective tax rates. All other tax expense is reflected in the parent.

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED JUNE 30, 2005

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers (1)	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$563	$—	$21	$653	$(66)	$1,171
Cost of sales	496	—	22	551	(65)	1,004

Gross profit	67	—	(1)	102	(1)	167

Selling, general & administrative expense	40	—	2	57	—	99
Transaction related costs	15	—	—	7	—	22
Other operating expense (income)	(9)	—	—	4	—	(5)

Operating income (loss)	21	—	(3)	34	(1)	51

Interest expense	33	14	—	3	—	50
Write-off of deferred financing fees	9	6	—	2	—	17
Intercompany royalty expense (income)	4	—	(6)	2	—	—
Intercompany interest expense (income)	65	(14)	(62)	11	—	—
Equity in earnings of subsidiaries, net	(43)	—	(2)	—	45	—
Other non-operating expense (income)	(1)	1	—	9	—	9

(Loss) income before income tax and minority interest	(46)	(7)	67	7	(46)	(25)
Income tax expense	8	—	1	20	(7)	22

(Loss) income from continuing operations before minority interest	(54)	(7)	66	(13)	(39)	(47)
Minority interest in net income of consolidated subsidiaries	—	—	—	—	—	—

(Loss) income from continuing operations	(54)	(7)	66	(13)	(39)	(47)
Loss from discontinued operations	3	—	—	7	—	10

Net (loss) income	$(57)	$(7)	$66	$(20)	$(39)	$(57)

(1)	Subsidiary issuers include Hexion U.S. Finance Corporation, RPP Capital Corporation and Nova Scotia, ULC. Hexion U.S. Finance Corporation is also a guarantor of the RPP guaranteed debt. RPP Capital is also a subsidiary guarantor of the debt issued by Hexion U.S. Finance Corporation and Nova Scotia, ULC. The primary asset of the Hexion U.S. Finance Corporation is an intercompany receivable from Hexion (the parent) for $197, which is essentially offset by the debt payable. RPP Capital Corporation has no significant assets.

HEXION SPECIALTY CHEMICALS, INC.

SIX MONTHS ENDED JUNE 30, 2005

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers (1)	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,101	$—	$41	$1,172	$(131)	$2,183
Cost of sales	971	—	41	984	(129)	1,867

Gross profit	130	—	—	188	(2)	316

Selling, general & administrative expense	90	—	3	93	—	186
Transaction related costs	21	—	—	8	—	29
Other operating expense (income)	(9)	—	(2)	1	—	(10)

Operating income (loss)	28	—	(1)	86	(2)	111

Interest expense	67	25	—	4	—	96
Write-off of deferred financing fees	9	6	—	2	—	17
Intercompany royalty expense (income)	10	—	(12)	2	—	—
Intercompany interest expense (income)	121	(26)	(115)	20	—	—
Equity in earnings of subsidiaries, net	(124)	—	(4)	—	128	—
Other non-operating expense	7	2	—	9	—	18

(Loss) income before income tax and minority interest	(62)	(7)	130	49	(130)	(20)
Income tax expense	—	—	1	34	—	35

(Loss) income from continuing operations before minority interest	(62)	(7)	129	15	(130)	(55)
Minority interest in net income of consolidated subsidiaries	2	—	—	—	—	2

(Loss) income from continuing operations	(64)	(7)	129	15	(130)	(57)
Loss from discontinued operations	3	—	—	7	—	10

Net (loss) income	$(67)	$(7)	$129	$8	$(130)	$(67)

(1)	Subsidiary issuers include Hexion U.S. Finance Corporation, RPP Capital Corporation and Nova Scotia, ULC. Hexion U.S. Finance Corporation is also a guarantor of the RPP guaranteed debt. RPP Capital is also a subsidiary guarantor of the debt issued by Hexion U.S. Finance Corporation and Nova Scotia, ULC. The primary asset of the Hexion U.S. Finance Corporation is an intercompany receivable from Hexion (the parent) for $197, which is essentially offset by the debt payable. RPP Capital Corporation has no significant assets.

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED JUNE 30, 2004

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers(1)	Combined Subsidiary Guarantors(1)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$113	$—	$—	$136	$(8)	$241
Cost of sales	105	—	—	122	(8)	219

Gross profit	8	—	—	14	—	22

Selling, general & administrative expense	7	—	—	14	—	21

Operating income	1	—	—	—	—	1

Interest expense	20	—	—	—	—	20
Intercompany interest expense (income)	(2)	—	—	2	—	—
Equity in earnings of subsidiaries, net	(1)	—	—	—	1	—

Loss before income tax and minority interest	(16)	—	—	(2)	(1)	(19)
Income tax benefit	(7)	—	—	(3)		(10)

(Loss) income from continuing operations before minority interest	(9)	—	—	1	(1)	(9)
Minority interest in net loss of consolidated subsidiaries	(2)	—	—	—	—	(2)

Net (loss) income	$(7)	$—	$—	$1	$(1)	$(7)

(1)	The three and six month data for 2004 reflects only RPP, which had no subsidiary guarantors. RPP Capital, the subsidiary issuer, has no significant assets.

HEXION SPECIALTY CHEMICALS, INC.

SIX MONTHS ENDED JUNE 30, 2004

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers(1)	Combined Subsidiary Guarantors(1)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$216	$—	$—	$268	$(21)	$463
Cost of sales	198	—	—	239	(21)	416

Gross profit	18	—	—	29	—	47

Selling, general & administrative expense	16	—	—	29	—	45
Other operating income	—	—	—	(1)	—	(1)

Operating income	2	—	—	1	—	3

Interest expense	39	—	—	—	—	39
Intercompany interest expense (income)	(3)	—	—	3	—	—
Equity in earnings of subsidiaries, net	(1)	—	—	—	1	—

Loss before income tax and minority interest	(33)	—	—	(2)	(1)	(36)
Income tax benefit	(15)	—	—	(3)	—	(18)

(Loss) income from continuing operations before minority interest	(18)	—	—	1	(1)	(18)
Minority interest in net loss of consolidated subsidiaries	(3)	—	—	—	—	(3)

Net (loss) income	$(15)	$—	$—	$1	$(1)	$(15)

(1)	The three and six month data for 2004 reflects only RPP, which had no subsidiary guarantors. RPP Capital, the subsidiary issuer, has no significant assets.

HEXION SPECIALTY CHEMICALS, INC.

JUNE 30, 2005

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers (1)	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and equivalents	$30	$—	$3	$95	$—	$128
Accounts receivable, net	211	—	14	443	—	668
Accounts receivable from (payable to) affiliates	(12)	—	6	6	—	—
Inventories:
Finished and in-process goods	139	—	11	170	—	320
Raw materials and supplies	62	—	6	93	—	161
Other current assets	40	—	1	21	—	62

	470	—	41	828	—	1,339

Other Assets
Investment in subsidiaries	6,719	—	14	—	(6,733)	—
Intercompany loans receivable	—	643	6,273	79	(6,995)	—
Other assets	39	21	(1)	44	—	103

	6,758	664	6,286	123	(13,728)	103

Property and Equipment, net	660	—	7	745	—	1,412
Goodwill	59	—	—	88	—	147
Other Intangible Assets, net	99	—	—	72	—	171

Total Assets	$8,046	$664	$6,334	$1,856	$(13,728)	$3,172

LIABILITIES REDEEMABLE PREFERRED STOCK, COMMON STOCK AND OTHER SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts and drafts payable	$218	$—	$9	$269	$—	$496
Accounts payable to (receivable from) affiliates	(4)	—	12	(3)	(5)	—
Debt payable within one year	3	—	—	48	—	51
Interest payable	22	18	—	2	—	42
Income taxes payable	32	—	—	26	—	58
Other current liabilities	89	(6)	—	78	5	166

	360	12	21	420	—	813

Other Liabilities
Long-term debt	1,362	625	—	315	—	2,302
Intercompany loans payable	6,549	—	—	446	(6,995)	—
Non-pension postemployment benefit obligations	118	—	—	24	—	142
Deferred income taxes	17	—	—	134	—	151
Other long-term liabilities	144	—	—	124	—	268

	8,190	625	—	1,043	(6,995)	2,863

Minority interest in consolidated subsidiaries	10	—	—	—	—	10
Redeemable preferred stock	340	—	—	—	—	340
Common Stock and Other Shareholders’ (Deficit) Equity	(854)	27	6,313	393	(6,733)	(854)

Total Liabilities Redeemable Preferred Stock, Common Stock and Other Shareholders’ (Deficit) Equity	$8,046	$664	$6,334	$1,856	$(13,728)	$3,172

(1)	Subsidiary issuers include Hexion U.S. Finance Corporation, RPP Capital Corporation and Nova Scotia, ULC. Hexion U.S. Finance Corporation is also a guarantor of the RPP guaranteed debt. RPP Capital is also a subsidiary guarantor of the debt issued by Hexion U.S. Finance Corporation and Nova Scotia, ULC. The primary asset of the Hexion U.S. Finance Corporation is an intercompany receivable from Hexion (the parent) for $197, which is essentially offset by the debt payable. RPP Capital Corporation has no significant assets.

HEXION SPECIALTY CHEMICALS, INC.

DECEMBER 31, 2004

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers (1)	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and equivalents	$63	$—	$9	$80	$—	$152
Accounts receivable, net	198	—	15	305	—	518
Accounts receivable from affiliates	10	—	—	—	(10)	—
Inventories:
Finished and in-process goods	152	—	8	130	—	290
Raw materials and supplies	52	—	6	57	—	115
Other current assets	43	—	1	10	10	64

	518	—	39	582	—	1,139

Other Assets
Investment in subsidiaries	6,648	—	16	—	(6,664)	—
Intercompany loans receivable	189	482	6,152	—	(6,823)	—
Other assets	29	19	—	47	—	95

	6,866	501	6,168	47	(13,487)	95

Property and Equipment, net	636	—	8	679	—	1,323
Goodwill	35	—	—	16	—	51
Other Intangible Assets, net	82	—	—	6	—	88

Total Assets	$8,137	$501	$6,215	$1,330	$(13,487)	$2,696

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts and drafts payable	$228	$—	$9	$251	$—	$488
Accounts payable to affiliates	2	(14)	15	—	(3)	—
Debt payable within one year	8	—	—	8	—	16
Interest payable	22	14	—	—	—	36
Income taxes payable	33	—	—	—	—	33
Other current liabilities	85	—	1	44	3	133

	378	—	25	303	—	706

Other Liabilities
Long-term debt	1,348	475	—	11	—	1,834
Intercompany loans payable	6,390	—	—	433	(6,823)	—
Non-pension postemployment benefit obligations	120	—	—	22	—	142
Deferred income taxes	34	—	—	97	—	131
Other long-term liabilities	122	—	1	15	—	138

	8,014	475	1	578	(6,823)	2,245

Minority interest in consolidated subsidiaries	54	—	—	—	—	54
Shareholders’ (Deficit) Equity	(309)	26	6,189	449	(6,664)	(309)

Total Liabilities and Shareholders’ (Deficit) Equity	$8,137	$501	$6,215	$1,330	$(13,487)	$2,696

(1)	Subsidiary issuers include Hexion U.S. Finance Corporation, RPP Capital Corporation and Nova Scotia, ULC. Hexion U.S. Finance Corporation is also a guarantor of the RPP guaranteed debt. RPP Capital is also a subsidiary guarantor of the debt issued by Hexion U.S. Finance Corporation and Nova Scotia, ULC. The primary asset of the Hexion U.S. Finance Corporation is an intercompany receivable from Hexion (the parent) for $197, which is essentially offset by the debt payable. RPP Capital Corporation has no significant assets.

HEXION SPECIALTY CHEMICALS, INC.

SIX MONTHS ENDED JUNE 30, 2005

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers (1)	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows (used in) from Operating Activities	$(54)	$6	$6	$49	$12	$19

Cash Flows (used in) from Investing Activities
Capital expenditures	(22)	—	—	(15)	—	(37)
Acquisition of businesses	(5)	—	—	(229)	—	(234)
Proceeds from sale of business	—	—	3	—	—	3
Dividend from subsidiary	5	—	—	—	(5)	—

	(22)	—	3	(244)	(5)	(268)

Cash flows from (used in) Financing Activities
Net short-term debt repayments	(1)	—	—	(1)	—	(2)
Borrowings of long-term debt	412	398	—	336	—	1,146
Repayments of long-term debt	(407)	(250)	—	(48)	—	(705)
Proceeds from issuance of preferred stock, net of issuance costs	335	—	—	—	—	335
Affiliated loan (repayments) borrowings	224	(150)	(6)	(56)	(12)	—
Long-term debt and credit facility financing fees paid	(11)	(4)	—	(7)	—	(22)
IPO related costs	(7)	—	—	—	—	(7)
Dividends received (paid)	(502)	—	(9)	(106)	100	(517)
Capital contribution from affiliates	—	—	—	95	(95)	—

	43	(6)	(15)	213	(7)	228

Effect of exchange rates on cash and equivalents	—	—	—	(3)	—	(3)

Increase (decrease) in cash and equivalents	(33)	—	(6)	15	—	(24)
Cash and equivalents at beginning of period	63	—	9	80	—	152

Cash and equivalents at end of period	$30	$—	$3	$95	$—	$128

(1)	Subsidiary issuers include Hexion U.S. Finance Corporation, RPP Capital Corporation and Nova Scotia, ULC. Hexion U.S. Finance Corporation is also a guarantor of the RPP guaranteed debt. RPP Capital is also a subsidiary guarantor of the debt issued by Hexion U.S. Finance Corporation and Nova Scotia, ULC. The primary asset of the Hexion U.S. Finance Corporation is an intercompany receivable from Hexion (the parent) for $197, which is essentially offset by the debt payable. RPP Capital Corporation has no significant assets.

HEXION SPECIALTY CHEMICALS, INC.

SIX MONTHS ENDED JUNE 30, 2004

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers (1)	Combined Subsidiary Guarantors(1)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows (used in) from Operating Activities	$(11)	$—	$—	$(2)	$—	$(13)

Cash Flows (used in) from Investing Activities
Capital expenditures	(7)	—	—	(3)	—	(10)

	(7)	—	—	(3)	—	(10)

Cash flows from (used in) Financing Activities
Affiliated loan (repayments) borrowings	7	—	—	(7)	—	—
Other	(1)	—	—	—	—	(1)

	6	—	—	(7)	—	(1)

Decrease in cash and equivalents	(12)	—	—	(12)	—	(24)
Cash and equivalents at beginning of period	34	—	—	15	—	49

Cash and equivalents at end of period	$22	$—	$—	$3	$—	$25

(1)	The three and six month data for 2004 reflects only RPP, which had no subsidiary guarantors. RPP Capital, the subsidiary issuer, has no significant assets.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in millions)

Forward-Looking and Cautionary Statements

As management of Hexion Specialty Chemicals, Inc. (which made be referred to as “Hexion,” “we,” “us,” “our” or the “Company”) we may, from time to time, make written and oral statements regarding the future performance of the Company, including statements contained in this report and our other reports filed with the U.S. Securities and Exchange Commission, or SEC. Investors should be aware that these statements, which may include words such as “believe,” “expect,” “anticipate,” “estimate” or “intend,” are based on our currently available financial, economic and competitive data and on current business plans. Such risks and uncertainties are primarily in the areas of results of operations by business unit, liquidity, legal and environmental liabilities and industry and economic conditions.

Transactions

The Combinations. Hexion was formed on May 31, 2005 upon the combination of three Apollo Management, L.P. (“Apollo”) controlled companies (the “Combinations”): Resolution Performance Products, LLC (“RPP”), Borden Chemical, Inc. (“BCI”) and Resolution Specialty Materials, Inc. (“RSM Inc.”). Apollo acquired RPP on November 14, 2000, formed RSM Inc. and purchased the Specialty Resins and Monomers and Ink business of Eastman Chemical Company (“Eastman”) on August 2, 2004 through a subsidiary, Resolution Specialty Materials, LLC (“RSM”), and acquired BCI on August 12, 2004. Coincident with the Combinations, BCI changed its name to Hexion Specialty Chemicals, Inc., and BHI Acquisition LLC, BCI’s parent, changed its name to Hexion LLC.

On April 25, 2005, the Company filed a registration statement, which is not yet effective, with the SEC for a proposed initial public offering (“IPO”) of its common stock. We have subsequently filed three amendments to our registration statement on May 2, 2005, June 13, 2005 and July 15, 2005.

The Borden Transaction. On August 12, 2004, an affiliate of Apollo acquired all of the outstanding capital stock of BCI (the “Borden Acquisition”). The Borden Acquisition, the related offering of second-priority senior secured floating rate notes (the “Original Floating Rate Notes”) and 9% second-priority senior secured notes (the “Fixed Rate Notes”) and the related transactions are collectively referred to as the “Borden Transaction.” The issuance of the Original Floating Rate Notes and Fixed Rate Notes is discussed in the Liquidity and Capital Resources section of this report.

The Resolution Performance Transaction. On November 14, 2000, RPP Holdings LLC, an affiliate of Apollo, acquired control of RPP in a recapitalization transaction (the “Resolution Performance Transaction”). Prior the recapitalization, RPP was a wholly owned subsidiary of the Royal Dutch/Shell Group of Companies (“Shell”).

The Resolution Specialty Transaction. On August 2, 2004, RSM, an affiliate of Apollo, acquired the resins, inks and monomers division (the “Resolution Specialty Acquisition”) of Eastman Chemical Company (“Eastman”). The Resolution Specialty Acquisition and the related transactions are collectively referred to as the “Resolution Specialty Transaction.”

The Bakelite Transaction. On April 29, 2005, a subsidiary of Hexion acquired Bakelite (the “Bakelite Acquisition”). Upon the consummation of the Bakelite Acquisition, Bakelite became an indirect, wholly-owned subsidiary of Hexion Specialty Chemicals Canada, Inc. (“Hexion Canada”). The Bakelite Acquisition was financed through a combination of available cash and borrowings under a bridge loan facility, which was refinanced with the proceeds of our second-priority senior secured floating rate notes due 2010 issued on May 20, 2005 (the “New Floating Rate Notes”) and borrowings under our new senior secured credit facilities (collectively the “Bakelite Financing”). The Bakelite Acquisition, the repayment or assumption of certain of Bakelite’s debt in connection therewith and the Bakelite Financing are collectively referred to as the “Bakelite Transaction.” The financing arrangements related to the Bakelite Transaction are discussed in the Liquidity and Capital Resources section of this report.

Overview

We are the world’s largest producer of thermosetting resins, or thermosets. Thermosets are the base ingredient for virtually all paints, coatings, glues and other adhesives produced for consumer or industrial uses. We are focused primarily on providing a broad array of thermosets and associated technologies, with leading market positions in all key markets served.

The global thermoset resins market is approximately $34 billion in annual sales, of which our primary markets represent approximately $19 billion in annual sales.

Our products are used in thousands of applications and are sold into diverse markets, such as forest products, architectural and industrial paints, packaging, consumer products and automotive coatings, as well as higher growth markets, such as composites, versatic acids, UV cured coatings and electrical laminates. As of June 30, 2005, we had 86 production and distribution sites globally, and produce many of our key products locally in North America, Latin America, Europe and Asia. Through this worldwide network of strategically located production facilities, we serve more than 5,000 customers in 96 countries. We believe our global scale provides us with significant advantages over many of our competitors. In areas where it is advantageous, we are able to produce strategic raw materials, providing us a low-cost operating structure and security of supply. In other areas, where we can capitalize on our technical know-how and market presence to capture additional value, we are integrated downstream into product formulations. Our position in certain additives, complementary materials and services further enables us to leverage our core thermoset technologies and provide customers a broad range of product solutions. Our global customers include leading companies in their respective industries, such as 3M, BASF, Bayer, DuPont, GE, Halliburton, Honeywell, Owens Corning, PPG Industries, Sumitomo, Sun Chemicals, Valspar and Weyerhaeuser.

Industry Conditions. As is true for many industries, our results are impacted by the effect on our customers of economic upturns or downturns, as well as the impact on our own costs to produce, sell and deliver our products. Our customers use most of our products in their production processes; therefore, factors impacting their industries could significantly affect our results.

Major industry sectors served by us include industrial/marine, construction, consumer/durable goods, automotive, electronics, architectural, civil engineering, repair/remodeling, graphic arts and oil and gas field support. Key drivers for our business are general economic and industrial growth, housing starts, auto builds, furniture demand, active gas drilling rigs, print advertising demand and chemical intermediates sector operating conditions.

After a relatively flat demand for our epoxy resins in 2002 and 2003, demand for our epoxy resins increased significantly in 2004, and demand through the first half of 2005 has continued to be high. Similarly, the pricing environment for our epoxy resins was positively impacted by increased demand and lack of availability of raw materials in some segments of the market.

From 1997 to 2000, demand for bisphenol-A (“BPA”), a key precursor in the manufacture of epoxy resins, grew by approximately 13% per year driven primarily by the polycarbonate end-uses (electronics, computer, telecommunications and data equipment), whereas from 2000 to 2004, the average growth rate was approximately 6%. In 2004, there was a strong recovery in global BPA demand primarily driven by stronger production rates. Compared to 2003, the estimated demand growth again approached 13%. More importantly, in the second half of 2004, the resulting tightness in supply and demand allowed for margin expansion despite the fact that the prices for phenol (BPA’s key feedstock) saw unprecedented increases in 2004. Demand through the first half of 2005 has continued to be strong.

Raw Material Costs. Raw material costs make up approximately 80% of our product costs. The primary raw materials that we use are phenol, methanol, urea, propylene, chlorine and acetone. The prices of these raw materials continue to be volatile. Compared to the first two quarters of 2004, the average prices of methanol, phenol and urea increased 25%, 50% and 38%, respectively, in the first two quarters of 2005. Since year-end 2004, the average index price of methanol remained flat, phenol decreased 21%, while urea increased 12% in the first two quarters of 2005.

Regulatory Environment. National and international laws regulate the production and marketing of chemical substances. Although almost every country has its own legal procedure for registration and import, laws and regulations in the European Union and the United States are most significant to our business, including the European inventory of existing commercial chemical substances, the European list of notified chemical substances, and the United States Toxic Substances Control Act inventory. Chemicals which are on one or more of the above lists can usually be registered and imported without additional testing in other countries, although additional administrative hurdles may exist.

We are also subject to extensive regulation under the environmental and occupational health and safety laws by Federal, state and local governmental entities and foreign authorities, such as the European Union. These laws are designed to protect workers and the public from exposure to certain hazardous chemicals and dangerous work conditions, to protect natural resources and to limit discharges of hazardous substances to the environment from ongoing operations. They provide for substantial fines and potential criminal sanctions for violations. They also establish requirements to remediate contamination. The laws are complex, change frequently and have tended to become more stringent over time.

For example, statutes such as the Federal Comprehensive Environmental Response, Compensation, and Liability Act and comparable state and foreign laws impose strict, joint and several liability for investigating and remediating the consequences of spills and other releases of hazardous materials, substances and wastes at current and former facilities, and at third-party disposal sites. Therefore, notwithstanding our commitment to environmental management, we cannot assure you that environmental, health and safety liabilities will not be incurred in the future, nor that such liabilities will not result in a material adverse effect on our financial condition, results of operations or business reputation.

Certain chemicals have been alleged to interact with the endocrine systems of humans and wildlife and disrupt normal processes (i.e., endocrine disrupters). BPA, which is used as an intermediate at our Deer Park and Pernis manufacturing facilities and is also sold directly to third parties, is currently under evaluation as an “endocrine disrupter.” Pursuant to EU regulation 793/93/EC, BPA producers are currently conducting an extensive toxicology testing program of the chemical. In addition, new legislation in Europe will take effect in 2005 and require that risk labels be used for BPA indicating “possible risk of impaired fertility.” In the event that BPA is further regulated, additional operating costs would likely be incurred to meet more stringent regulation of the chemical.

We also actively seek approvals from the U.S. Food and Drug Administration for certain specialty chemicals produced by us, principally where we believe that these specialty chemicals will or may be used by our customers in the manufacture of products that will come in direct or indirect contact with food.

Competitive Environment. The chemical industry has been historically competitive, and we expect this competitive environment to continue in the foreseeable future. We compete with companies of varying size, financial strength and availability of resources. Price, customer service and product performance are the primary areas in which we compete.

Other Factors Impacting Our Results. Other pressures on our profit margins include rising utility costs and increasing benefit, general insurance and legal costs. We are taking a number of steps to control these costs. In addition, we are continuing to analyze our business structure, consolidating plants and functions where we can realize significant cost savings and productivity gains. These consolidations have resulted in asset impairment charges and severance costs. Future consolidations or productivity initiatives may include additional asset impairment charges and severance costs.

We believe that these factors will continue in the foreseeable future. These market dynamics will require us to continue to focus on productivity improvements and risk mitigation strategies to enhance and protect our margins.

Matters Impacting Comparability of Results

Basis of Presentation. The Condensed Consolidated Financial Statements (the “Financial Statements”) include the accounts of the Company and its majority-owned subsidiaries, in which minority shareholders hold no substantive participating rights, after elimination of intercompany accounts and transactions. The Company’s share of the net earnings of 20% to 50% owned companies, which it has the ability to exercise significant influence over operating and financial policies, are included in income on an equity basis. Investments in the other companies are carried at cost.

RPP, BCI and RSM were considered entities under the common control of Apollo as defined in EITF 02-5 “Definition of Common Control in Relation to FASB Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” As a result of the Combinations, the financial statements of these entities are presented retroactively on a consolidated basis in a manner similar to a pooling of interests, and include the results of operations of each business only from the date of acquisition by Apollo.

The financial data for Hexion for the six months ended June 30, 2004 include the results of operations of RPP only. The financial data for Hexion for the three and six months ended June 30, 2005 includes:

•	The results of operations of RPP for the three and six months ended June 30, 2005 which reflect purchase accounting adjustments from the date of acquisition of Resolution Performance by Apollo on November 14, 2000,

•	The results of operations of BCI for the three and six months ended June 30, 2005, on a historical basis (because BCI was a public reporting registrant as a result of public debt that was outstanding prior to the Borden Transaction and which debt remains outstanding, BCI elected to present its financial statements from the date of its acquisition by Apollo on the historical basis of accounting permitted under the SEC’s public debt exemption),

•	The results of operations of RSM for the three and six months ended June 30, 2005, which reflect purchase accounting adjustments from the date of the acquisition of RSM by Apollo on August 2, 2004, and

•	The results of operations of Bakelite since the completion of the Bakelite Acquisition on April 29, 2005.

Accordingly, the results of operations of Hexion for periods prior to the BCI and RSM acquisitions and the Bakelite Acquisition are not comparable to results for subsequent periods.

Critical Accounting Policies

In preparing our financial statements in conformity with accounting principles generally accepted in the United States, we have to make estimates and assumptions about future events that affect the amounts of reported assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities in the Financial Statements and accompanying notes. Some of our accounting policies require the application of significant judgment by management in the selection of appropriate assumptions for determining these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty; therefore, we cannot assure you that actual results will not differ significantly from estimated results. We base these judgments on our historical experience, management’s forecasts and other available information, as appropriate.

Our most critical accounting policies, which reflect significant management estimates and judgment in determining reported amounts in the Financial Statements included elsewhere in this report, are as follows:

Environmental Remediation and Restoration Liabilities. Accruals for environmental matters are recorded when we believe it is probable that a liability has been incurred and we can reasonably estimate the amount of the liability. Our accruals are established following the guidelines of Statement of Position 96-1, “Environmental Remediation Liabilities.” We have accrued approximately $39 and $41 at June 30, 2005 and December 31, 2004, respectively, for all probable environmental remediation and restoration liabilities, which is our best estimate of these liabilities. Based on currently available information and analysis, we believe that it is reasonably possible that the costs associated with such liabilities may fall within a range of $27 to $84. This estimate of the range of reasonably possible costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of this range, we used assumptions that are less favorable to Hexion among the range of reasonably possible outcomes, but we did not assume we would bear full responsibility for all sites, to the exclusion of other potentially responsible parties (“PRPs”).

For environmental conditions that existed prior to the acquisition of RPP, environmental remediation liability is influenced by agreements associated with the transactions whereby Shell generally will indemnify us for environmental damages associated with environmental conditions that occurred or existed before the closing date of the acquisition, subject to certain limitations. In addition, for incidents occurring after the closing date of the acquisition, management believes that we maintain adequate insurance coverage, subject to deductibles, for environmental remediation activities.

For environmental conditions that existed prior to the acquisition of RSM, the Resolution Specialty Transaction Agreement provides for a seller indemnification (“Eastman Indemnification”), whereby Eastman agreed to indemnify RSM and its affiliates for certain losses and associated expenses occurring within specified time periods. Items covered by the Eastman Indemnification include: (i) breaches by Eastman of its representations, warranties or covenants in the acquisition agreement; (ii) product liability claims brought against RSM that relate to the manufacture, distribution, marketing or sale of any products by the predecessor business that were manufactured prior to August 2, 2004 and sold within ninety (90) days following the Closing Date (except to the extent that such claims relate to the actions or negligent omissions of RSM or any of its affiliates following the Closing Date); and (iii) liabilities of Eastman or the predecessor business that were not assumed by RSM in connection with its purchase of the predecessor business.

Factors influencing the possible range of costs for environmental remediation include:

•	the success of the selected method of remediation / closure procedures;

•	the development of new technology and improved procedures;

•	the possibility of discovering additional contamination during monitoring / remediation process;

•	the financial viability of other PRPs, if any, and their potential contributions;

•	the time period required to complete the work, including variations in anticipated monitoring periods; and

•	for projects in their early stages, the outcome of negotiations with governing regulatory agencies regarding plans for remediation.

Income Tax Assets and Liabilities. Deferred income taxes represent the tax effect of temporary differences between amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. We currently have significant deferred tax assets resulting primarily from net operating loss carry forwards and deductible temporary differences, which will reduce taxable income in future periods. We provided a valuation allowance on future tax benefits for certain net operating losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses and losses in the most recent year.

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

Factors influencing the final determination of tax liabilities include:

•	Future taxable income;

•	Execution of business strategies; and

•	Negotiations of tax settlements with taxing authorities.

We believe our reserves established for probable tax liabilities are appropriate at June 30, 2005.

Pension Assets, Liabilities and Costs. The amounts recognized in our Financial Statements related to pension benefit obligations are determined from actuarial valuations of our various plans. Inherent in these valuations are certain assumptions, including:

•	Rate to use for discounting the liability;

•	Expected long-term rate of return on pension plan assets;

•	Rate of salary increases; and

•	Mortality rate table (used 1983 GAM Table).

The most significant of these estimates is the expected long-term rate of return on pension plan assets. The actual return of our domestic pension plan assets in 2004 was approximately 8.6%. Future returns on plan assets are subject to the strength of the financial markets, which we cannot predict with any accuracy.

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

Long-Lived Assets and Depreciation and Amortization. With respect to long-lived assets, key assumptions include the estimate of useful lives and the recoverability of carrying values of fixed assets, and other intangible assets. The recovery of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset, which is subject to considerable judgment. If the useful lives of the assets were found to be shorter than originally estimated, depreciation and amortization charges would be accelerated.

Impairment. As events warrant, but at least annually, the Company evaluates the recoverability of long-lived assets by assessing whether the carrying value can be recovered over their remaining useful lives through the expected future undiscounted operating cash flows of the underlying business. Any impairment loss required is determined by comparing the carrying value of the assets to operating cash flows on a discounted basis.

Results of Operations by Segment:

Following is a comparison of net sales to external customers, gross profit, operating income (loss) and net (loss) income from continuing operations for the three and six months ended June 30, 2005 and 2004.

		Three Months Ended June 30, 2005
	June 30, 2004 (a)	RPP	RSM	BCI (b)	Elim (c)	Total
Net sales	$241	$332	$235	$614	(10)	1,171
Gross profit	22	49	27	91	—	167
Operating income	1	18	6	28	(1)	51
(Loss) income from continuing operations	(7)	(28)	(1)	(24)	6	(47)

(a)	Represents only the results of RPP as RSM and BCI were not acquired until August 2, 2004 and August 12, 2004, respectively.
(b)	Includes the results from the Bakelite Acquisition for the period from May 1, 2005 through June 30, 2005.
(c)	Entries to eliminate transactions between RPP, RSM and BCI and the tax and other effects of the Combinations.

		Six Months Ended June 30, 2005
	June 30, 2004 (a)	RPP	RSM	BCI (b)	Elim (c)	Total
Net sales	$463	$645	$452	$1,099	(13)	2,183
Gross profit	47	102	56	160	(2)	316
Operating income	3	41	16	56	(2)	111
(Loss) income from continuing operations	(15)	(26)	5	(34)	(2)	(57)

(a)	Represents only the results of RPP as RSM and BCI were not acquired until August 2, 2004 and August 12, 2004, respectively.
(b)	Includes the results from the Bakelite Acquisition for the period from May 1, 2005 through June 30, 2005.
(c)	Entries to eliminate transactions between RPP, RSM and BCI and the tax and other effects of the Combinations.

Comparison of Three Months Ended June 30, 2005 to 2004 Results

Net Sales

Net sales increased by $930 to $1,171 compared to the prior year quarter. The increase in net sales is primarily a result of the Borden Transaction, the Resolution Specialty Transaction and the Bakelite Acquisition. Excluding the impact of the acquisitions, net sales increased by $91, or 38%, to $332 compared to the prior year quarter. This increase is primarily due to increased average prices, partially offset by decreased volume. Overall average prices increased by 41% from the prior year period. Excluding the impact of a weaker dollar on our Euro-related sales, overall average prices increased 39%. Overall volumes decreased by 3% from the prior year period due to an increased emphasis on pricing versus volume. The $91 increase in net sales consists of $97 increase in prices partially offset by $6 decrease due to volumes.

Gross Profit

Gross profit increased in the second quarter of 2005 by $145 to $167. The increase in gross profit is primarily due to the Borden Transaction, the Resolution Specialty Transaction and the Bakelite Acquisition. Excluding the impact of the acquisitions, gross profit increased in the second quarter of 2005 by $27, or 123%, to $49. The increase in average selling prices discussed above more than offset higher prices for feedstocks due to the increasing price of crude oil and related petrochemical products and the higher cost of natural gas and the one-time impact of $4 related to the step-up in inventory costs for the pushdown of the purchase price of the RPP parent minority shareholders.

Operating Income

Operating income increased in the second quarter of 2005 by $50 to $51. The increase in operating income is primarily due to the Borden Transaction, the Resolution Specialty Transaction and the Bakelite Acquisition. Excluding the impact of the acquisitions, operating income increased by $17 to $18 in the second quarter of 2005. The increase was primarily due to the increase in gross profits discussed above, partially offset by increases in technical expenses and general and administrative expenses due to increases in litigation and incentive compensation reserves.

Loss From Continuing Operations

Loss from continuing operations increased in the second quarter of 2005 by $40 to $47. The increase in operating income was more than offset by increased interest expense related to the increase in debt, the write-off of deferred financing fees, an unrealized loss related to a U.S. dollar term loan on a Dutch subsidiary’s books and increased income tax expense.

Comparison of Six Months Ended June 30, 2005 to 2004 Results

Net Sales

Net sales increased by $1,720 to $2,183 compared to the prior year. The increase in net sales is primarily a result of the Borden Transaction, the Resolution Specialty Transaction and the Bakelite Acquisition. Excluding the impact of the acquisitions, net sales increased by $182, or 39%, to $645 compared to the prior year. This increase in net sales is a result of increased average prices, partially offset by decreased volume. Overall average prices increased by 42% from the prior year period. Excluding the impact of a weaker dollar on our Euro-related sales, overall average prices increased 39%. Overall volumes decreased by 2% from the prior year period due to an increased emphasis on pricing versus volume. The $182 increase in net sales consists of a $191 increase in prices, partially offset by a $9 decrease in volumes.

Gross Profit

Gross profit increased in the second quarter of 2005 by $269 to $316. The increase in Gross profit is primarily due to the Borden Transaction, the Resolution Specialty Transaction and the Bakelite Acquisition. Excluding the impact of the acquisitions, gross profit increased in 2005 by $55 to $102. The increase in average selling prices discussed above more than offset higher prices for feedstocks due to the increasing price of crude oil and related petrochemical products and the higher cost of natural gas.

Operating Income

Operating income increased in the second quarter of 2005 by $108 to $111. The increase in operating income is primarily due to the Borden Transaction, the Resolution Specialty Transaction and the Bakelite Acquisition. Excluding the impact of the acquisitions, operating income increased by $38 to $41. The increase was primarily due to the increase in gross profit, partially offset by increases in technical expenses and general and administrative expenses, as discussed above.

Loss From Continuing Operations

Loss from continuing operations increased in the first six months of 2005 by $42 to $57. The increase in loss is primarily due to increased interest expense, the write-off of deferred financing fees, a realized loss on the settlement of a contingent forward contract related to the Bakelite Transaction and an unrealized loss related to a U.S. dollar term loan on a Dutch subsidiary’s books.

Non-operating Expenses and Income Taxes

Following is a comparison of our non-operating expenses for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest expense	$50	$20	$96	$39
Write-off of deferred financing fees	17	—	17	—
Other non-operating expense	9	—	18	—

	$76	$20	$131	$39

Our total non-operating expenses increased $56 in the second quarter of 2005 compared to the second quarter of 2004. Interest expense increased $30 over 2004 due to higher debt levels resulting from the Borden Transaction and Resolution Specialty Transaction and higher interest rates. In the second quarter of 2005, we wrote off deferred financing costs of $17. Of this amount, $6 was related to the Bakelite Acquisition bridge financing arrangement, and $11 related to the early termination of the RPP, RSM and BCI credit facilities. In addition Other non-operating expense includes an unrealized loss of $9 related to a foreign subsidiary’s U.S. dollar $290 term loan.

Our total non-operating expenses increased $92 in the first half of 2005 compared to the first half of 2004. Interest expense increased $57 over 2004 due to higher debt levels resulting from the Borden Transaction and Resolution Specialty

Transaction and higher interest rates. In the second quarter of 2005, we wrote off deferred financing costs of $17. Of this amount, $6 was related to the Bakelite Acquisition bridge financing arrangement, and $11 related to the early termination of the RPP, RSM and BCI credit facilities. Included in other non-operating expense in 2005 was a $9 loss on the settlement of a contingent forward contract held by us relating to the Bakelite Transaction and an unrealized loss of $9 related to a U.S. dollar $290 term loan on a Dutch subsidiary’s books.

Following is a comparison of income tax expense (benefit) related to continuing operations for the three and six months ended June 30, 2005 and 2004:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Income tax expense (benefit)	$22	$(10)	$35	$(18)
Effective tax rate	N/M	N/M	N/M	N/M

Income tax expense for the three months and six months ended June 30, 2005 primarily relates to changes in valuation allowances in various tax jurisdictions related to net operating losses that may or may not be realized. Additionally, income tax expense reflects a $14 tax impact resulting from the settlement of an intercompany loan that had previously been treated as permanently invested.

The effective tax rate for the three months and six months ended June 30, 2004 reflects an income tax benefit as a result of domestic losses.

Cash Flows:

Cash provided by (used in):

	Six months ended June 30,
	2005	2004
Operating activities	$19	$(13)
Investing activities	(268)	(10)
Financing activities	228	(1)
Effect of exchange rates on cash flow	(3)	—

Net change in cash and cash equivalents	$(24)	$(24)

Operating Activities

In the six months ended June 30, 2005, net operating activities generated cash of $19. Cash generated from earnings after adjusting for non-cash expenses of $44 was partially offset by net trading capital outflows of $15. Inventory reduction programs in the RPP businesses and lower phenol prices in June drove the $40 inventory improvement and the $32 negative payable impact while increased volumes resulted in increased receivables.

Our six months ended June 30, 2004 operating activities used cash of $13 due primarily to net trading capital outflows as a result of an increase in accounts receivable and inventories.

Investing Activities

Our investing activities used cash of $268 in the six months ended June 30, 2005. We used $234 for the acquisitions of the Bakelite and Pacific Epoxy businesses and $37 for capital expenditures, primarily for plant expansions and improvements.

Our investing activities in the six months ended June 30, 2004 used cash of $10 for capital expenditures for property, plant and equipment related to the RPP business.

Financing Activities

Our financing activities provided cash of $228 for the six months ended June 30, 2005. Net cash generated by financing activities was primarily due long-term debt borrowings of $1,146 related to the $150 Senior secured notes and the

$500 term loan under the Hexion Credit Facility (see Liquidity and Capital Resources). These borrowings were partially offset by net debt repayments and debt financing fees paid of $729 related to the replaced RPP and RSM credit facilities. We paid a dividend of $517, which was funded through the proceeds received of $335 from the issuance of preferred stock and from amounts borrowed under the Hexion Credit Facility. We also made payments of $7 for costs related to our proposed IPO.

Our financing activities used cash of $1 for the six months ended June 30, 2004.

Liquidity and Capital Resources

We are a highly leveraged company. Our liquidity requirements are significant, primarily due to our debt service requirements. At June 30, 2005, we had $2,353 principal amount of outstanding indebtedness, of which over $800 constituted floating rate debt and the remainder constituted fixed rate indebtedness.

Our primary source of liquidity is cash flow generated from operations. We also have availability under our senior secured credit facilities (see below), subject to certain conditions. Our primary liquidity requirements are debt service, working capital requirements, contractual obligations and capital expenditures.

We expect to generate increasing free cash flow (cash flow from operating activities less anticipated capital expenditures) in the future due to improving operating characteristics and the absence of one-time costs associated with the Combinations and the IPO. Our products are generally less capital intensive to manufacture than many other products in the chemical industry and, as a result, we have low maintenance capital and moderate working capital requirements. Furthermore, due to our tax assets and other structuring considerations, we expect to have very low cash tax requirements for the foreseeable future. Additionally, we expect to realize in excess of $82 in annual net cost synergies from the Combinations, which should further improve free cash flow. We expect that these synergies will be implemented within 18 months of the consummation of the Combinations. We expect to incur one-time costs of approximately $50 during the next two years in connection with implementing these synergies. We expect that all of these factors will enable us to generate increased free cash flow, which we anticipate will be available to reduce indebtedness or for other strategic purposes.

Senior Credit Facilities

In May 2005, we entered into a new senior secured credit facility and replaced and repaid various credit facilities and debt. The $775 new senior secured credit facilities (the “Hexion Credit Facility”) has a $225 revolving credit facility, a $500 term loan facility and a $50 synthetic letters of credit facility (the “synthetic LOC facility”). Repayment of 1% total per annum of the term loan and of the synthetic LOC facility must be made (in the case of the term loan facility, quarterly, and in the case of the synthetic LOC facility, annually) with the balance payable upon the final maturity date. Further, we may be required to make additional repayments on the term loan beginning in the second quarter of 2007 if we generate excess cash flow, as defined in the agreement.

The interest rates with respect to loans under the Hexion Credit Facility are based on, at our option, (a) adjusted LIBOR plus 2.50% or (b) the higher of (i) JPMorgan Chase Bank, N.A.’s (JPMCB) prime rate and (ii) the Federal Funds Rate plus 0.5%, in each case plus 1.00%.

The interest rates with respect to loans to the Canadian subsidiary borrower under the Hexion Credit Facility are based on (a) for loans made in dollars, at our option, (1) adjusted LIBOR plus 2.50% or (2) the higher of (i) JPMCB’s reference rate for U.S. dollar-denominated loans made in Canada and (ii) the Federal Funds Rate plus 0.5%, in each case plus 1.00% or (b) for loans made in Canadian Dollars, at our option, (1) a Canadian Bankers’ Acceptances rate (depending on the lender, either the average bankers’ acceptance rate quoted on the Reuters CDOR page or the lesser of such average plus 0.10% and the average bankers’ acceptance rate quoted to JPMCB by certain reference banks) plus 2.50% or (2) the higher of (i) JPMCB’s Toronto Branch’s prime rate and (ii) the average bankers’ acceptance rate quoted on the Reuters CDOR page plus 1/2 of 1%, in each case plus 1.00%.

The interest rates with respect to loans to the U.K. subsidiary borrowers under the Hexion Credit Facility are based on (a) for loans made in dollars, at our option, adjusted LIBOR plus 2.50% or the rate quoted by JPMCB as its base rate for such loans plus 1.00%, (b) for loans made in Sterling, at our option, adjusted LIBOR plus 2.50% or the rate quoted by JPMCB as its base rate for such loans plus 1.00% or (c) for loans made in euros, at our option, EURO LIBOR plus 2.50% or the rate quoted by JPMCB as its base rate for such loans plus 1.00%.

The interest rates with respect to loans to the Dutch and German subsidiary borrowers under the Hexion Credit Facility are based on, at our option, EURO LIBOR plus 2.50% or the rate quoted by JPMCB as its base rate for such loans, plus 1.00%.

The Hexion Credit Facility is secured by substantially all the assets of (i) prior to the IPO, Hexion LLC, which will consist of a perfected first-priority pledge of all our capital stock and (ii) at all times, us and the subsidiary guarantors, including but not limited to: (a) a first-priority pledge, subject to certain exceptions, of all capital stock held by us or any subsidiary guarantor (which pledge, with respect to obligations in respect of the U.S. borrowings secured by a pledge of the stock of any first-tier foreign subsidiary, shall be limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such foreign subsidiary) and (b) perfected first-priority security interests in, and mortgages in, substantially all tangible and intangible assets of us and each subsidiary guarantor.

Notwithstanding the foregoing, (i) assets of foreign subsidiary guarantors only secure obligations in respect of the foreign borrowings, (ii) the collateral does not include (A) any real estate, fixtures or equipment of ours or any of our subsidiaries located within the United States (except for assets that our board of directors determines do not constitute principal property under the indentures for our debentures due 2016, 2021 and 2023) and (B) any evidence of indebtedness for borrowed money of certain subsidiaries held by us or our subsidiaries and (iii) the collateral is subject to certain other exceptions.

The credit agreement contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under the Hexion Credit Facility may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of representation or warranty, covenant defaults, events of bankruptcy and a change of control.

At June 30, 2005, we had no outstanding borrowings under the revolving credit facility and $50 outstanding LOCs and had additional borrowing capacity of $225.

At June 30, 2005, we were in compliance with the covenants and restrictions in all credit facilities.

In the second quarter of 2005, we wrote off deferred financing costs of $17. Of this amount, $6 was related to the Bakelite Acquisition bridge financing arrangement, and $11 related to the early termination of the RPP, RSM and BCI credit facilities. This expense is included in Write-off of deferred financing fees on the Condensed Consolidated Statements of Operations.

Senior Secured Notes

In May 2005, we issued $150 Second-Priority Senior Secured Floating Rate Notes due 2010. The notes were issued at a discount of 98.846%. Interest on the notes accrues at a rate per annum, reset quarterly, equal to LIBOR plus 5.5% and is payable on January 15, April 15, July 15 and October 15, commencing on July 15, 2005. These notes may be redeemed at any time on or after July 15, 2006 at the applicable redemption price set forth in the indenture for the notes. In addition, up to 35% of these notes may be redeemed prior to July 15, 2006 with cash proceeds from certain equity offerings at the applicable redemption price set forth in the indenture for the notes. The notes are collateralized by a second-priority security interest in the same collateral as the remaining $150 of our Floating rate second-priority senior secured notes, our 9% Second-priority senior secured notes and our 9.5% Senior second secured notes, which are all second in priority (subject to Permitted Liens) to the Hexion Credit Facility. The proceeds for the notes were used to repay in part the bridge loan facility used to finance the Bakelite Acquisition.

Following the Combinations, the Company, certain of our U.S. subsidiaries and Hexion U.S. Finance Corporation (formerly known as Borden U.S. Finance) guarantee the senior secured debt previously issued by RPP.

Redeemable Preferred Stock

In May 2005, Hexion Escrow Corp., a subsidiary of Hexion which merged into Hexion coincidental with the Combinations, offered 14 million shares of Redeemable Series A Floating Rate Preferred Stock, which we refer to as the Preferred Stock, par value $0.01 per share, and a liquidation preference of $25 per share. The Preferred Stock will accumulate cumulative preferential dividends from the issue date at an initial rate of LIBOR plus 8.0%, compounded semi-annually. The dividend rate increases 75 basis points every six months beginning November 15, 2005 until May 15, 2007, at which time the rate is LIBOR plus 11.0%. Dividends will be paid by issuing additional shares of Preferred Stock through May 15, 2010. Thereafter, dividends will be required to be paid in cash. Prior to November 15, 2005, the Company has the option to redeem all or a portion of the Preferred Stock at 100% of the aggregate liquidation value plus accrued and unpaid dividends. After November 15, 2005, the Company has the option to redeem all or a portion of the Preferred Stock at between 101% and 103% of the aggregate liquidation value plus accrued and unpaid dividends. On or after May 15, 2007, the Company may convert the Preferred Stock from a floating rate security to a fixed rate security, with dividends payable at an annual rate equal to 14.0%. On October 15, 2014, or upon a change in control of the Company, the Preferred Stock shareholders have the option to require the Company to repurchase all or a portion of the Preferred Stock. The Company expects to use a portion of the proceeds it receives from its proposed IPO (See Note 1) to redeem the Preferred Stock.

Capital Expenditures

We plan to spend approximately $120 on capital expenditures in 2005 and approximately $110 annually thereafter. These amounts were determined through the budget process of each individual company. Consideration was given to future product demand projections, existing plant capacity and external customer trends. Of the $110 anticipated future capital expenditures, based on our historical experience we expect approximately $65 will be used for maintenance and environmental projects. We expect the remaining $45 will be used to expand plant capacity as necessary to meet expected demand. We plan to fund capital expenditures through operations and, if necessary, through available lines of credit. We have no firm commitments relating to these anticipated capital expenditures at June 30, 2005.

Contractual Obligations

The following table presents our contractual cash obligations at June 30, 2005. Our actual contractual cash obligations consist of legal commitments at June 30, 2005, requiring us to make fixed or determinable cash payments, regardless of the contractual requirements of the vendor to provide future goods or services. This table does not include information on our recurring purchases of materials for use in production, as most of our raw materials purchase contracts do not meet this definition because they do not require fixed or minimum quantities. Contracts with cancellation clauses are not included, unless such cancellation would result in major disruption to our business. For example, we have contracts for information technology support that are cancelable, but this support is essential to the operation of our business and administrative functions; therefore, amounts payable under these contracts are included.

Our long-term debt and related interest expense on fixed rate debt are reported as of June 30, 2005, due to significant changes in our obligations during the second quarter of 2005. We do not believe our other obligations disclosed in this table have changed materially since December 31, 2004.

	Payments Due By Year
Contractual Obligations	2005	2006	2007	2008	2009	2010 and beyond	Total
Long-term debt, including current maturities	$50	$10	$12	$19	$179	$2,079	$2,349
Operating leases	26	22	19	17	12	39	135
Unconditional purchase obligations (a)	444	251	195	164	339	—	1,393
Redeemable preferred stock	—	5	—	—	—	1,081	1,086
Interest expense on fixed rate debt (b)	145	144	144	144	144	589	1,310
Capital lease obligations	1	1	1	—	—	1	4

Total	$666	$433	$371	$344	$674	$3,789	$6,277

(a)	Unconditional purchase obligations are comprised of the fixed or minimum amounts of goods and/or services under long-term contracts and assumes that certain contracts are terminated in accordance with their terms after giving the requisite notice which is generally two to three years for most of these contracts; however, under certain circumstances, some of these minimum commitment term periods could be further reduced which would significantly decrease these contractual obligations. This table excludes payments relating to income tax, pension and OPEB benefits and environmental obligations due to the fact that, at this time, we cannot determine either the timing or the amounts of payments for all periods beyond 2004 for certain of these liabilities.

(b)	This table excludes interest expense for debt instruments with variable interest rates, including the new Hexion Credit Facility, the Original Floating Rate Notes and the New Floating Rate Notes. For the six months ended June 30, 2005, this expense was approximately $12.

Our current projections for future contributions for the legacy BCI plans range from approximately $7 to $22, with a total funding requirement for the five years ended in 2009 of $60. The assumptions used by BCI’s actuaries in calculating these projections included an 8% annual return on assets for the years 2005 – 2009 and the continuation of current law and plan provisions.

Based on current regulations, our total minimum funding requirement for the five years ended in 2009 for the legacy BCI international funded pension plans will be approximately $3. We plan to make a $12 contribution to the legacy RPP Netherlands pension plan in 2005. These amounts do not include benefit payments to be made under unfunded plans, such as the plans maintained by Bakelite.

Our projected future plan benefit payments for our postretirement plans range from approximately $2 to $3, with total benefit payments for the five years ended in 2009 of approximately $11 and $6 for the years ended 2010 and beyond.

We estimate we will pay cash taxes totaling approximately $26 in 2005 for state, local and international liabilities.

We expect other environmental expenditures for 2005 – 2009 to total approximately $20.

In 2003, BCI amended its medical benefit plan such that, as a result, the postretirement medical benefits were reduced by approximately $88. BCI’s unrecognized prior service cost was adjusted for the impact of the amendment, and the adjustment is being amortized over the estimated remaining years of service of approximately nine years (2003 – 2012). In 2004, BCI again amended its retiree medical benefit plan to reduce subsidies to retirees effective January 1, 2005, and eliminate remaining subsidies effective January 1, 2006, except in certain cases where contractual obligations exist. As a result of this amendment, BCI’s liability related to providing postretirement medical benefits was further reduced by $8 in 2004. BCI’s unrecognized prior service cost has been adjusted to reflect this amendment. The primary benefit from these amendments was a reduction of future annual cash outlays related to post-employment benefits by approximately $12 annually, as compared to the cash outlays anticipated under the pre-amended retiree medical benefit plan.

Prior to the Combinations, RPP, RSM and BHI Acquisition, the Company’s parent (now known as Hexion LLC) maintained three stock option plans: the RPP 2000 Stock Option Plan (which we refer to as the RPP plan), the RSM 2004 Stock Option Plan (which we refer to as the RSM plan) and the BHI Acquisition 2004 Stock Incentive Plan (which we refer to as the 2004 incentive plan). In addition to these option plans, our parent maintains a stock-based deferred compensation plan. Upon the Combinations, the stock options under the RPP plan and RSM plan were exchanged for equivalent stock options under the 2004 incentive plan based upon relative fair value. At June 30, 2005, on an as converted basis, there were approximately 9,085,000 options outstanding under the 2004 incentive plan and approximately 2,169,000 deferred common stock units under the deferred compensation plan. All outstanding share awards at June 30, 2005 are denominated in Hexion LLC shares.

In connection with the filing of a registration statement, which is not yet effective, with the SEC for a proposed IPO of its common stock, the Company became subject to the measurement requirements as a public company and consequently remeasured liability designated awards. As a result of this remeasurement and modifications associated with the Combinations to the RPP Plan, the RSM Plan, the 2004 Incentive Plan and the deferred compensation plan, the Company incurred a compensation charge of $8, which is included in Selling, general & administrative expense on the 2005 Condensed Consolidated Statement of Operations. The Company expects to realize additional compensation expense of $22, which will be recognized over the vesting period of the underlying stock based awards. These awards are expected to vest over the next seven years.

On May 11, 2005, BHI Acquisition issued 181,698 options to our non-management directors. These options have a ten-year life with immediate vesting and exercise upon an IPO. Upon consummation of an IPO, the Company will recognize expense of $1, which represents the fair value of the options at the date of grant as determined by the Black-Sholes option pricing model.

We expect to have adequate liquidity to fund working capital requirements, contractual obligations and capital expenditures over the remainder of the term of our credit facilities with cash received from operations and amounts available under credit facilities.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2005.

Covenant Compliance

        Certain covenants contained in the credit agreement governing our new senior secured credit facilities and the indentures governing the 8% Senior Secured Notes, 9 1/2% Senior Second Secured Notes and Second-Priority Senior Secured Notes (i) require the maintenance of defined Adjusted EBITDA to Fixed Charges and senior secured debt to Adjusted EBITDA ratios and (ii) restrict our ability to take certain actions such as incur additional debt or make acquisitions if we are unable to meet these ratios. The most restrictive of these covenants, the covenants to incur additional indebtedness and the ability to make future acquisitions, require an adjusted EBITDA to Fixed Charges ratio (measured on a trailing four-quarter basis) of 2.25:1. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.

Fixed charges are defined as interest expense excluding the amortization or write-off of deferred financing costs. Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain non-cash, non-recurring and realized or expected future cost savings directly related to prior acquisitions and the Combinations. We believe that the inclusion of the supplemental adjustments applied in calculating Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financial covenants and assess our ability to incur additional indebtedness in the future. Adjusted EBITDA and Fixed Charges are not defined terms under GAAP. Adjusted EBITDA should not be considered an alternative to operating income or net income as a measure of operating results or an alternative to cash flows as a measure of liquidity. Fixed Charges should not be considered an alternative to interest expense. As of June 30, 2005, we were in compliance with all financial covenants contained in the indentures governing the notes and all our credit facilities.

	Year Ended December 31, 2004	Six Months Ended June 30,		LTM Period
		2004	2005
EBITDA:
Net loss	$(106)	$(15)	$(67)	$(158)
Interest expense	118	39	96	175
Write-off of deferred financing fees	—	—	17	17
Income taxes	—	(18)	35	53
Depreciation and amortization	86	31	72	127

EBITDA	98	37	153	214

Adjustments to EBITDA:
Transaction costs (1)	65	7	29	87
Non-cash charges (2)	78	70	22	30
Unusual items (3)	89	54	37	72
Acquisitions (4)	34	13	12	33
Synergies (5)	82	42	38	78

Adjusted EBITDA	$446	$223	$291	$514

Fixed charge coverage	2.20			2.53

(1)	Amount represents transaction costs related to the Borden Transaction, the Combinations and certain expenses related to terminated acquisition activities.
(2)	Amounts represent non cash charges for impairments of fixed assets, goodwill and intangible assets, stock option compensation, minority interest and unrealized losses on debt instruments denominated in currencies other than the functional currency of the holder.
(3)	Unusual items that do not relate to the core operations of Hexion:

	Year ended December 31, 2004	Six Months Ended June 30,
		2004	2005	LTM
Legacy legal costs (a)	11	—	—	11
Legacy Corporate expenses (b)	30	24	1	7
Purchase accounting effects/inventory step-up	—	(1)	9	10
Management fees	—	1	3	2
Discontinued operations	—	—	10	10
Business realignment (c)	42	30	4	16
Business interruption and other	6	—	10	16

	89	54	37	72

(a)	Legacy legal costs relate to legal proceedings primarily involving divested businesses of BCI.
(b)	Corporate allocations and transition service fees charged to RSM by its former parent in excess of estimated incremental costs to replace such services.
(c)	Business realignment, plant closure and non-recurring severance and other one time benefits paid to employees.

(4)	Represents the incremental EBITDA impact (before adjustments) for the Combinations as if they had taken place at the beginning of the period.
(5)	Represents $82 in estimated annual net cost synergies resulting from the Borden Transaction, the Bakelite Transaction and the Combinations.

Other Matters. Our operations are subject to the usual hazards associated with chemical manufacturing and the related storage and transportation of feedstocks, products and wastes, including, but not limited to, combustion, inclement weather and natural disasters, mechanical failure, unscheduled downtime, transportation interruptions, chemical spills, discharges or releases of toxic or hazardous substances or gases and other environmental risks. These potential hazards could cause personal injury or loss of life, severe damage to or destruction of property and equipment and environmental damage and could result in suspension of our operations and the imposition of civil or criminal penalties. We have significant operational management systems, preventive procedures and protective safeguards to minimize the risk of an incident and to ensure the safe continuous operation of our facilities. In addition, we maintain property, business interruption and casualty insurance that we believe is in accordance with customary industry practices, but we are not fully insured against all potential hazards incidental to our business.

Due to the nature of our business and the current litigious climate, product liability litigation, including class action lawsuits claiming liability for death, injury or property damage caused by our products, or by other manufacturers’ products that include our components, is inherent to our business but historically has been immaterial. However, our current product liability claims, and any future lawsuits, could result in damage awards against us, which in turn could encourage additional litigation.

Recently Issued Accounting Standards

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, an interpretation of FASB Statement No. 143. This Interpretation clarifies that the term “conditional asset retirement obligation” as used in FASB No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation, when incurred, if the fair value of the liability can be reasonably estimated. The Interpretation is effective for the Company no later than the end of the fiscal year ending on December 31, 2005. The Company is currently evaluating the impact of this Interpretation on its consolidated financial statements.

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

None.

ITEM 4: Controls and Procedures

(a)	Evaluation of Disclosures Controls and Procedures: As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls: As a result of the Combinations and the Bakelite Acquisition, management has changed/expanded roles and responsibilities of key personnel and made changes to certain processes related to financial reporting. Additional resources have also been added to assist Bakelite and RSM with the financial reporting process. For example, Bakelite needed assistance with the conversion of German GAAP to US GAAP and RSM with preparation of US GAAP statements. As a result of deficiencies identified by management in the income tax reporting process, the Company has expanded the services for the international accounting firm providing tax accounting and compliance services and support to current tax personnel to include RPP, RSM and Bakelite. Management has also added additional tax personnel to assist current personnel in monitoring the tax reporting process. No other changes occurred in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1: Legal Proceedings

We reached an agreement in principle with the North Carolina Environmental Management Commission on June 30, 2005 relating to alleged non-compliance with permitting requirements and air emission standards at our Fayetteville, North Carolina facility. A proposed special order by consent reflecting the terms of the agreement has been public-noticed by the Commission. The proposed order requires us to pay $205 thousand at the end of the public notice period, which we expect will be the beginning of August.

On June 8, 2005, we reached an agreement with the parties to the IHDG Litigation Trust litigation to settle and release all claims against us for a payment by us and our former affiliates of $16 million. The litigation was pending in U.S. Bankruptcy Court in Delaware and sought to have the Imperial Home Decor Group recapitalization transaction voided as a fraudulent conveyance, as further described in our Annual Report on Form 10-K for the year ended December 31, 2004. The settlement agreement was approved by the Bankruptcy Court on July 29, 2005.

There have been no other material developments during the second quarter of 2005 in the ongoing legal proceedings that are discussed in our Annual Report on Form 10-K for the year ended December 31, 2004 and our Quarterly Report on Form 10-Q for the period ended March 31, 2005.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

In May 2005, Hexion Escrow Corp. offered 14 million shares of Series A Floating Rate Preferred Stock (the “Preferred Stock”), par value $0.01 per share, and a liquidation preference of $25 per share. The net proceeds from the Preferred Stock issuance were $335 million, after deducting underwriting expenses and expenses of the offering, and were used along with term loan debt borrowed under the Company’s credit facility to pay a dividend to our parent on May 31, 2005. The Preferred Stock has not been registered under the Securities Act of 1933. These shares were issued without any public solicitation to qualified institutional buyers, Credit Suisse First Boston, Goldman, Sachs & Co., Lehman Brothers and JPMorgan. The Preferred Stock may not be offered or sold within the United States or to U.S. persons, except to qualified institutional buyers in reliance on the exemption from registration provided by Rule 144A of the Securities Act of 1933.

Item 3: Defaults upon Senior Securities

There were no defaults on senior securities during the second quarter of 2005.

Item 4: Submission of Matters to a Vote of Security Holders

A special meeting of the Board of Directors of our sole shareholder was held on April 22, at which our shareholder approved the Transaction Agreement pursuant to which Borden Chemical, Inc. was merged with Resolution Performance Products and Resolution Specialty Materials. On May 19, a special meeting of the Board of Directors of our sole shareholder was held to approve our Restated Certificate of Incorporation.

Item 5: Other Information

None.

Item 6: Exhibits

(31)		Rule 13a-14 Certifications

	(a)	Certificate of the Chief Executive Officer

	(b)	Certificate of the Chief Financial Officer

(32)		Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEXION SPECIALTY CHEMICALS, INC.

Date: August 19, 2005	/s/ William H. Carter
William H. Carter
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)