Form 10-K/A
period 2004-12-31
HEXION SPECIALTY CHEMICALS, INC.
filed 2005-08-23
CIK 13239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

BORDEN CHEMICAL, INC.

EXPLANATORY NOTE

Borden Chemical, Inc. (which may be referred to as “we”, “our”, “us”, “BCI” or the “Company”) is filing this amendment to its Annual Report on Form 10-K filed on March 28, 2005 for the year ended December 31, 2004 to reclassify certain transaction related costs included in its Consolidated Statement of Operations for the year ended December 31, 2004. See the disclosure in Note 21 to the consolidated financial statements. This amendment reflects only the reclassification discussed above, as well as Notes 1, 2, 6, 18 and 19, and has no impact on the consolidated balance sheets or statements of cash flows. All other information is unchanged and reflects the disclosures made at the time of the original filing on March 28, 2005.

This Amendment No. 1 on Form 10-K/A amends Part II of its Annual Report on Form 10-K filed on March 28, 2005 to include the following amendments: Part II, Item 1 “Business”; Part II, Item 6 “Selected Financial Data”; Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; Part II, Item 8 “Financial Statements and Supplementary Data”; Part III, Item 13 “Certain Relationships and Related Transactions”; and Part IV, Item 15 “Exhibits and Financial Statement Schedules”.

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

As a result of the suspended IPO and the subsequent acquisition by Apollo, we incurred expenses of $55,586 in 2004. These amounts included charges for investment banking, accounting and legal fees, fees paid to Apollo, payments for cancellation of restricted stock, exercises of stock options and management bonuses pertaining to the activity. These amounts are included within Transaction related costs.

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

For the years	(1)2004	(2)2003	(3)2002	(4)2001	(5)2000
Summary of Earnings
Net sales	$1,686,021	$1,434,813	$1,247,885	$1,372,141	$1,377,845
(Loss) income from continuing operations	(179,668)	22,976	(6,758)	(136,604)	(72,259)
Net (loss) income applicable to common stock	(179,668)	22,976	(36,583)	(186,646)	(39,750)
Basic and diluted (loss) income per common share from continuing operations	$(1.12)	$0.11	$(0.03)	$(0.69)	$(0.36)
Basic and diluted (loss) income per common share	(1.12)	0.11	(0.18)	(0.94)	(0.20)
Dividends per share
Common share	$—	$—	$—	$0.18	$0.31
Preferred series A	—	—	—	2.52	3.00
Average number of common shares outstanding during the year-basic	159,923	199,310	199,319	198,997	198,975
Average number of common shares outstanding during the year-dilutive	159,923	200,267	199,319	198,997	198,975
Financial Statistics
Total assets	$1,044,114	$993,866	$1,011,780	$1,123,278	$1,520,597
Long-term debt	955,816	529,966	523,287	532,497	530,530

(1)	On August 12, 2004, we were acquired by Apollo Management L.P., suspended a proposed initial public offering of our common stock and issued Second Priority Notes totaling $475,000. Our operating results include costs related to the Apollo Transaction of $55,586, which are included in Transaction related costs. Our business realignment expense and impairments totaled $4,427 for the year. Also, primarily in response to changes in circumstances in connection with the Apollo Transaction, we recorded a charge of approximately $87,000 in Income tax expense to increase the valuation reserves related to our net domestic deferred tax asset and an additional provision of approximately $63,000 for taxes associated with the unrepatriated earnings of our foreign subsidiaries.
(2)	Our 2003 operating results include $4,748 of business realignment expense and impairments.
(3)	In 2002, we adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” and recorded a charge upon adoption of $29,825 as Cumulative effect of change in accounting principle. Our operating results include $19,699 in business realignment expense and impairments consisting of plant closure costs of $12,584, severance of $3,265 and non-cash impairments of $6,315 partially offset by a $2,465 gain on the sale of a closed facility.
(4)	In 2001, we sold Consumer Adhesives, closed Melamine and impaired the related assets and sold a common stock equity investment. Additionally, in 2001, our prepaid pension asset was reclassified to equity as a minimum pension adjustment. Operating results in 2001 include $126,408 of business realignment expense and impairments consisting of $98,163 in impairment charges, $23,285 in plant closure costs, $12,582 in severance and $2,885 related to the discontinued construction of a new plant. These charges were partially offset by a $10,507 gain on the sale of a closed facility. Our 2001 results also include a $27,000 impairment expense related to investments in and receivables from affiliates.
(5)	In 2000, we acquired a formaldehyde operation from BCP Operating Limited Partnership and East Central Wax, a wax emulsions producer. Our operating results in 2000 include business realignment expense of $38,100 consisting entirely of plant closure costs, and our operating results also include a $25,330 charge to exit certain long-term raw material contracts. These charges were partially offset by a $10,500 gain on the sale of certain rights to harvest shellfish. Our 2000 results also include a $67,969 charge to write-down investments in affiliates.

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

We reported a net loss of $179,668 for 2004 versus net income of $22,976 for 2003. The primary driver of the loss for 2004 was income tax expense of $146,337, which primarily consisted of a noncash charge of approximately $87,000 to increase valuation reserves related to certain deferred tax assets, as well as an additional provision of approximately $63,000 for taxes associated with the unrepatriated earnings of our foreign subsidiaries. These charges were made primarily in response to changes in circumstances in connection with the Apollo Transaction. Also contributing to the net loss were Transaction related costs of $55,586, which are included in Transaction related costs, and higher interest expense of $18,045 in 2004 primarily related to the Second Priority Notes (see Liquidity and Capital Resources) issued in connection with the Apollo Transaction. Legal accruals related to legacy legal proceedings of approximately $10,300 also contributed to the net loss in 2004. Partially offsetting these increased expenses were our ability to recover the higher costs of key raw materials, improved volumes in our higher margin products, cost savings related to the 2003 realignment program and amendments to the other post-employment benefits (“OPEB”) medical plan in 2003 and 2004.

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

Net Sales to Unaffiliated Customers:

	2004	2003	2002
Forest Products	$896,089	$755,767	$634,619
Performance Resins	426,546	364,347	340,791
International	363,386	314,693	264,541
Divested Business	—	6	7,934

	$1,686,021	$1,434,813	$1,247,885

Segment EBITDA:

	2004	2003	2002
Forest Products	$111,359	$92,548	$92,918
Performance Resins	49,505	46,661	45,127
International	31,083	32,250	28,630
Corporate and Other	(37,496)	(43,713)	(44,949)

	$154,451	$127,746	$121,726

Reconciliation of Segment EBITDA to Net (Loss) Income:

	2004	2003	2002
Segment EBITDA:
Forest Products	$111,359	$92,548	$92,918
Performance Resins	49,505	46,661	45,127
International	31,083	32,250	28,630
Corporate and Other	(37,496)	(43,713)	(44,949)

Reconciliation:
Depreciation and amortization	(49,724)	(47,319)	(47,947)
Adjustments to Segment EBITDA (see pages 22-23)	(72,472)	(13,885)	(40,071)
Interest expense	(64,183)	(46,138)	(47,315)
Affiliated interest expense	(138)	(558)	(1,402)
Other non-operating (expense) income	(1,265)	(1,529)	5,989
Income tax (expense) benefit	(146,337)	4,659	2,262
Cumulative effect of change in accounting principle	—	—	(29,825)

Net (loss) income	$(179,668)	$22,976	$(36,583)

2004 vs. 2003

Net Sales Variance	2004 as a percentage increase (decrease) from 2003
	Volume	Price/Mix	Translation	Other	Total
Forest Products	5.8%	10.2%	2.6%	—	18.6%
Performance Resins	10.0%	6.4%	0.1%	0.6%	17.1%
International	5.3%	(0.4)%	8.8%	1.8%	15.5%

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

Year Ended December 31, 2004	Plant Closure	Severance	Impairment	Other	Total
Forest Products	$139	$(334)	$(75)	$(803)	$(1,073)
Performance Resins	(251)	(80)	(1,552)	1,007	(876)
International	(3,369)	(119)	(397)	(25)	(3,910)
Corporate and Other	13	156	—	(66,782)	(66,613)

Total	$(3,468)	$(377)	$(2,024)	$(66,603)	$(72,472)

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

Other expenses of $66,603 not included in Segment EBITDA in 2004 related primarily to costs of $55,586 incurred in connection with the Apollo Transaction and legal accruals of approximately $10,300 related primarily to legacy-related legal proceedings. These costs are included in Transaction related costs and General & administrative expense, respectively.

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

Non-Operating Expenses and Income Tax Expense:

Non-operating expense

	2004	2003	2002
Interest expense	$64,183	$46,138	$47,315
Affiliated interest expense, net	138	558	1,402
Other non-operating expense (income)	1,265	1,529	(5,989)

	$65,586	$48,225	$42,728

Our total non-operating expenses increased $17,361 in 2004 as compared to 2003. Non-affiliated interest expense increased $18,045 over 2003 due to higher average debt balances resulting from our issuance of the Second Priority Notes in August of 2004 as part of the Apollo Transaction (see Liquidity and Capital Resources). Interest expense in 2004 also reflects the write-off of approximately $1,100 of deferred costs relating to our credit facility, which was amended and restated effective with the Apollo Transaction, and the write-off of deferred costs of approximately $570 relating to the 9.25% debentures that we redeemed, also in conjunction with the Apollo Transaction. Included in Other non-operating expense was a loss on the settlement of an interest rate swap of $610, a charge of $885 incurred due to the early redemption of our 9.25% debentures and a charge of $568 incurred due to the early termination of our credit facility. These charges were offset by a $2,076 gain on the mark to market of a deal contingent forward held by us (see Risk Management).

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

As of December 31, 2004, we were in compliance with all material covenants contained in our indenture governing the notes.

Reconciliation of Adjusted EBITDA to Net (Loss) Income

	2004	2003
Net (loss) income	$(179,668)	$22,976
Depreciation and amortization	49,724	47,319
Adjustments to Segment EBITDA (see pages 22-23)	72,472	13,885
Interest expense	64,183	46,138
Affiliated interest expense	138	558
Other non-operating expense	1,265	1,529
Income tax expense (benefit)	146,337	(4,659)

	154,451	127,746

Adjusted EBITDA (a) (c):
Management fees	2,608	3,350
Brazil reactor impact (b)	3,000	—
Full year impact of acquisitions	—	3,579
Cost savings	4,900	11,900
Benefit plan subsidy amendment	1,200	7,656
Purchasing power savings	6,500	6,500

	$172,659	$160,731

(a)	To arrive at Adjusted EBITDA, we are required to make adjustments to net income for management fees paid to our sponsors, unusual operating impacts and certain pro forma adjustments. These pro forma adjustments include the full year impact of completed acquisitions and approved amendments to our postretirement plan and cost and purchasing savings we expect to achieve.
(b)	Amount represents the estimated impact of the mechanical failure of a Brazilian reactor that occurred in the third quarter of 2004. The Company has filed an insurance claim to recover substantially all losses related to this item.
(c)	To incur additional debt under the Floating and Fixed Note indenture, a Fixed Charge Coverage Ratio of greater than 2 to 1 must be maintained. The Company’s ratio as of December 31, 2004 after giving effect to the potential acquisition and additional expected debt was 2.3 to 1.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the “Risk Management” section included in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited Consolidated Financial Statements of Borden Chemical, Inc.

Consolidated Statements of Operations:
For the years ended December 31, 2004, 2003 and 2002	35

Consolidated Balance Sheets:
As of December 31, 2004 and 2003	36

Consolidated Statements of Cash Flows:
For the years ended December 31, 2004, 2003 and 2002	38

Consolidated Statements of Shareholder’s Deficit:
For the years ended December 31, 2004, 2003 and 2002	40

Notes to the Consolidated Financial Statements:	42
For the years ended December 31, 2004, 2003 and 2002

Report of Independent Registered Public Accounting Firm	88

CONSOLIDATED STATEMENTS OF OPERATIONS

BORDEN CHEMICAL, INC.

	Year Ended December 31,
(In thousands, except per share data)	2004	2003	2002
Net sales	$1,686,021	$1,434,813	$1,247,885
Cost of goods sold	1,361,482	1,148,519	968,657

Gross margin	324,539	286,294	279,228

Distribution expense	75,246	66,383	61,927
Marketing expense	46,985	42,398	42,503
General & administrative expense (see Note 11)	107,967	100,021	109,237
Transaction related costs (see Note 1)	55,586	—	—
Business realignment expense and impairments	4,427	4,748	19,699
Other operating expense	2,073	6,202	12,154

Operating income	32,255	66,542	33,708

Interest expense	64,183	46,138	47,315
Affiliated interest expense, net	138	558	1,402
Other non-operating expense (income)	1,265	1,529	(5,989)

(Loss) income before income tax	(33,331)	18,317	(9,020)
Income tax expense (benefit)	146,337	(4,659)	(2,262)

(Loss) income before cumulative effect of change in accounting principle	(179,668)	22,976	(6,758)

Cumulative effect of change in accounting principle	—	—	(29,825)

Net (loss) income	$(179,668)	$22,976	$(36,583)

Comprehensive (loss) income	$(158,968)	$60,420	$(67,784)

Basic and Diluted Per Share Data
(Loss) income before cumulative effect of change in accounting principle	$(1.12)	$0.11	$(0.03)

Cumulative effect of change in accounting principle	—	—	(0.15)

Net (loss) income – basic	$(1.12)	$0.11	$(0.18)

(Loss) income before cumulative effect of change in accounting principle	$(1.12)	$0.11	$(0.03)

Cumulative effect of change in accounting principle	—	—	(0.15)

Net (loss) income – dilutive	$(1.12)	$0.11	$(0.18)

Average number of common shares outstanding during the period:
Basic	159,923	199,310	199,319
Dilutive	159,923	200,267	199,319

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

As a result of the suspended IPO and the subsequent acquisition by Apollo, the Company incurred expenses of $55,586. These amounts included charges for investment banking, accounting and legal fees, fees paid to Apollo, payments for cancellation of restricted stock, exercises of stock options and management bonuses pertaining to the activity. These amounts are included within Transaction related costs.

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

In addition, upon closing the Apollo Transaction, the Company paid transaction-related costs of $8,721 on behalf of BHI Investment LLC, $21,851 on behalf of BWHLLC and shared compensation costs of $14,264. These amounts are included within Transaction related costs.

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

As a result of the Apollo Transaction, all 4,968,250 of the Company’s in-the-money options were exercised, resulting in the recognition of $3,716 of option expense, which is included in Transaction related costs. The remaining options under the BCI Option Plan were terminated without payment.

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

The Company reports and manages its business through three operating segments, which do cross geographic boundaries. The following tables reflect sales and long-lived assets by major geographic area:

Sales to Unaffiliated Customers: (1)

	2004	2003	2002
United States	$1,048,531	$901,018	$812,667
Canada	274,104	219,102	170,677
United Kingdom	138,966	121,893	105,595
Other International	224,420	192,800	158,946

Total	$1,686,021	$1,434,813	$1,247,885

(1)	For purposes of geographic disclosures, sales are attributed to the country in which individual business locations reside.

Long-Lived Assets: (2)

	2004	2003	2002
United States	$251,218	$265,963	$277,349
Canada	73,518	63,109	51,042
United Kingdom	76,483	77,769	76,377
Other International	46,787	42,043	34,970

Total	$448,006	$448,884	$439,738

(2)	Long-lived assets include property, plant and equipment, net of accumulated depreciation.

The table below reconciles Segment EBITDA to net (loss) income, which management believes to be the most directly comparable GAAP financial measure.

Reconciliation of Segment EBITDA to Net (Loss) Income:

	2004	2003	2002
Segment EBITDA:
Forest Products	$111,359	$92,548	$92,918
Performance Resins	49,505	46,661	45,127
International	31,083	32,250	28,630
Corporate and Other	(37,496)	(43,713)	(44,949)

Reconciliation:
Depreciation and amortization	(49,724)	(47,319)	(47,947)
Adjustments to Segment EBITDA (described below)	(72,472)	(13,885)	(40,071)
Interest expense	(64,183)	(46,138)	(47,315)
Affiliated interest expense, net	(138)	(558)	(1,402)
Other non-operating (expense) income	(1,265)	(1,529)	5,989
Income tax (expense) benefit	(146,337)	4,659	2,262
Cumulative effect of change in accounting. Principle	—	—	(29,825)

Net (loss) income	$(179,668)	$22,976	$(36,583)

Adjustments to Segment EBITDA

The following items are not included in Segment EBITDA:

Year Ended December 31, 2004	(1) Plant Closure	Severance	(2) Impairment	(3) Other	Total
Forest Products	$139	$(334)	$(75)	$(803)	$(1,073)
Performance Resins	(251)	(80)	(1,552)	1,007	(876)
International	(3,369)	(119)	(397)	(25)	(3,910)
Corporate and Other	13	156	—	(66,782)	(66,613)

Total	$(3,468)	$(377)	$(2,024)	$(66,603)	$(72,472)

(1)	Plant closure costs include fixed asset write-offs, plant employee severance and demolition, environmental and other related costs (see Note 4).
(2)	Represents write-down of production assets due to changes in our manufacturing footprint.
(3)	Primarily represents costs of $55,586 related to the Apollo Transaction, and included in Transaction related costs, and legal costs of approximately $10,300 primarily related to legacy businesses, which are included in General & administrative expense.

Year Ended December 31, 2003	(1) Plant Closure	Severance	Impairment		Other		Total
Forest Products	$(932)	$(1,125)	$—		$(90	)(2)	$(2,147)
Performance Resins	94	(397)	(1,000	)(3)	—		(1,303)
International	(7,720)	(643)	(2,183	)(4)	11,692	(5)	1,146
Corporate and Other	(146)	(4,672)	—		(8,732	)(2)	(13,550)
Divested Business (6)	1,716	—	—		253		1,969

Total	$(6,988)	$(6,837)	$(3,183)		$3,123		$(13,885)

(1)	Plant closure costs include fixed asset write-offs, plant employee severance and demolition, environmental and other related costs (see Note 4).
(2)	Primarily represents a charge of $5,929 related to legal settlements with BCPM Liquidating LLC and BCP Liquidating LLC and severance expense included in general and administrative expense, incurred by the Company for positions to be replaced.
(3)	Represents a reduction in estimated net realizable value of a facility held for sale.
(4)	Represents fixed asset and goodwill impairments related to various international locations.
(5)	Represents a gain on the sale of land associated with a closed plant in the U.K.
(6)	Represents gains recognized related to the closure and subsequent sale of Melamine.

Year Ended December 31, 2002	(1) Plant Closure	Severance	Impairment		Other		Total
Forest Products	$(1,107)	$(250)	$—		$—		$(1,357)
Performance Resins	(1,950)	(102)	(1,040	)(2)	—		(3,092)
International	(2,844)	(795)	(5,275	)(3)	2,465	(4)	(6,449)
Corporate and Other	—	(2,118)	—		(19,850	)(5)	(21,968)
Divested Business (6)	(6,683)	—	—		(522)		(7,205)

Total	$(12,584)	$(3,265)	$(6,315)		$(17,907)		$(40,071)

(1)	Plant closure costs include fixed asset write-offs, plant employee severance and demolition, environmental and other related costs (see Note 4).
(2)	Represents a reduction in estimated net realizable value of a facility held for sale.
(3)	Represents fixed asset impairments at various international manufacturing facilities.
(4)	Represents a gain on the sale of land associated with a closed plant in Spain.
(5)	Primarily represents a pension settlement charge of $13,600, included in general and administrative expense, and an additional management fee of $5,500 related to the wind down of Capital, included in other operating expense.
(6)	Represents expenses incurred related to the closure of Melamine.

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

BORDEN CHEMICAL, INC.

Notes to Consolidated Financial Statements

(Dollars in thousands)

YEAR ENDED DECEMBER 31, 2004

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Borden Chemical, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$918,006	$—	$—	$799,041	$(31,026)	$1,686,021
Cost of goods sold	736,840	—	—	655,668	(31,026)	1,361,482

Gross margin	181,166	—	—	143,373	—	324,539

Distribution expense	45,045	—	—	30,201	—	75,246
Marketing expense	23,649	—	—	23,336	—	46,985
General & administrative expense	55,302	—	(11)	52,676	—	107,967
Transaction related costs	29,913	—	—	25,673	—	55,586
Business realignment expense and impairments	874	—	—	3,553	—	4,427
Other operating expense (income)	4,892	—	(1,281)	(1,538)	—	2,073

Operating income	21,491	—	1,292	9,472	—	32,255

Interest expense	45,955	16,145	—	2,083	—	64,183
Affiliated interest expense, net	120		—	18	—	138
Intercompany interest expense (income)	136,610	(17,116)	(130,336)	10,842	—	—
Intercompany royalty expense (income)	21,315	—	(21,315)	—	—	—
Equity in (earnings) losses of subsidiaries, net	(136,719)	—	(2,540)	—	139,259	—
Other non-operating expense (income)	402	(286)	(2)	1,151	—	1,265

(Loss) income before income tax	(46,192)	1,257	155,485	(4,622)	(139,259)	(33,331)
Income tax expense	133,476	—	—	12,861	—	146,337

Net (loss) income	$(179,668)	$1,257	$155,485	$(17,483)	$(139,259)	$(179,668)

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

21. Reclassification

In the Company’s originally issued financial statements for the year ended December 31, 2004, transaction-related costs of $41,322 (see Note 1) were classified as a non-operating expense. However, after discussions with the staff of the U.S. Securities and Exchange Commission, management concluded that classification of transaction related costs as an operating expense would be a better presentation. Accordingly, the Company has reflected such reclassification in the accompanying Consolidated Statement of Operations.

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

DELOITTE & TOUCHE LLP

Columbus, Ohio

March 24, 2005, except for the effects of Note 21, as to which the date is August 18, 2005

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

In addition, upon closing the Apollo Transaction, the Company paid additional transaction-related costs of $8,721 on behalf of BHI Investment LLC, $21,851 on behalf of BWHLLC and shared compensation costs of $14,264. These amounts are included within Transaction related costs.

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

Part IV

ITEM 15 Exhibits and Financial Statement Schedules

(1)	Consolidated Financial Statements – The financial statements and related notes of Borden Chemical, Inc., and the report of independent registered public accounting firm are included at Item 8 of this report.

(2)	Financial Statement Schedules – Schedule II – Valuation and Qualifying Accounts and Reserves. Also included are the financial statements and related notes of Borden Chemical Canada, Inc., as its securities collateralize an issue being registered, as defined by Rule 3-16 of Regulation S-X under the Securities Act of 1933, and report of independent auditors. All other schedules are omitted because they are not applicable or not required, or because that required information is shown in either the Consolidated Financial Statements or in the notes thereto.

(3)	Exhibits Required by SEC Regulation S-K – Management contracts, compensatory, plans and arrangements are listed herein at Exhibits (10) (ii) through (10) (xxii). The following Exhibits are filed herewith or incorporated herein by reference:

(3)(i)*	Restated Certificate of Incorporation dated January 11, 2005.

(ii)*	Amended and Restated By-Laws dated as of December 15, 2004.

(4)(i)	Form of Indenture between the Registrant and The First National Bank of Chicago, as Trustee, dated as of January 15, 1983, as supplemented by the First Supplemental Indenture dated as of March 31, 1986, and the Second Supplemental Indenture, dated as of June 26, 1996, relating to the $200,000,000 8-3/8% Sinking Fund Debentures due 2016, incorporated herein by reference from Exhibits (4)(a) and (b) to Amendment No. 1 to Registration Statement on Form S-3, File No. 33-4381 and Exhibit (4)(iv) to the June 30, 1996, Form 10-Q.

(ii)	Form of Indenture between the Registrant and The Bank of New York, as Trustee, dated as of December 15, 1987, as supplemented by the First Supplemental Indenture dated as of December 15, 1987, and the Second Supplemental Indenture dated as of February 1, 1993, and the Third Supplemental Indenture dated as of June 26, 1996, incorporated herein by reference from Exhibits (4)(a) through (d) to Registration Statement on Form S-3, File No. 33-45770, and Exhibit (4)(iii) to the June 30, 1996, Form 10-Q, relating to the following Debentures and Notes:

(a)	The $200,000,000 9-1/5% Debentures due 2021.

(b)	The $250,000,000 7-7/8% Debentures due 2023.

(iii)	Indenture dated as of August 12, 2004 amount Borden US Finance Corp. and Borden Nova Scotia ULC, as Issuers, Borden Chemical, Inc., and Wilmington Trust Co., as Trustee, incorporated by reference to Exhibit 4(i) to the September 30, 2004 Form 10-Q, File No. 001-00071.

(10)(i)	Amended and Restated Loan and Security Agreement dated as of August 12, 2004 among Borden Chemical, Inc., Borden Chemical Canada, Inc., Borden Chemical UK Limited, Borden Chemical GB Limited, the Lenders named therein, Credit Suisse First Boston, as Agent, and Fleet Capital Corporation, as U.S. Collateral Agent, incorporated by reference to Exhibit 10(i)(x) to the September 30, 2004 Form 10-Q, File No. 001-00071.

(ii)	Executive Supplemental Pension Plan Amended and Restated as of January, 1996 incorporated by reference to Exhibit (10)(xiii) to the 1998 Form 10-K Annual Report.

(iii)	Advisory Directors Plan, incorporated herein by reference from Exhibit (10)(viii) to the 1989 Form 10-K Annual Report.

(iv)	Borden Chemical, Inc. 2004 Management Incentive Plan, incorporated by reference to Exhibit 10(ii) to the June 30, 2004 Form 10-Q, File No. 001-00071.

(v)*	Description of the Borden Chemical, Inc. 2005 Management Incentive Plan.

(v).1	Borden Chemical, Inc. 2005 Management Incentive Plan.

(vi)	Amended and Restated Employment Agreement dated as of August 12, 2004 between the Company and Craig O. Morrison, incorporated by reference to Exhibit (10)(i)(i) to the September 30, 2004 Form 10-Q, File No. 001-00071.

(vii)	Amended and Restated Employment Agreement dated as of August 12, 2004 between the Company and Joseph P. Bevilaqua, incorporated by reference to Exhibit (10)(i)(ii) to the September 30, 2004 Form 10-Q, File No. 001-00071.

(viii)	Amended and Restated Employment Agreement dated as of August 12, 2004 between the Company and William H. Carter, incorporated by reference to Exhibit (10)(i)(iii) to the September 30, 2004 Form 10-Q, File No. 001-00071.

(ix)*	Terms of employment dated February 19, 2005 between Judy A. Sonnett and the Company.

(x)*	Terms of employment dated December 31, 2003 between C. H. Morton and the Company.

(xi)	Terms of employment dated January 21, 2005 between Sarah R. Coffin and the Company, incorporated by reference from Exhibit (10) to the Current Report on Form 8-K dated February 14, 2005, File No. 001-00071.

(xii)	Amended and Restated 1996 Stock Purchase and Option Plan for Key Employees of Borden Chemical, Inc., and Subsidiaries dated September 2003, incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8, File No. 333-109490.

(xiii)	Form of Management Stockholder Agreement incorporated by reference from Exhibit 4.4 to the Registration Statement on Form S-8, File No. 333-109490.

(xiv)	Form of Non-Qualified Stock Option Agreement incorporated by reference from Exhibit 4.5 to the Registration Statement on Form S-8, File No. 333-109490.

(xv)	Form of Sale Participation Agreement incorporated by reference from Exhibit 4.6 to the Registration Statement on Form S-8, File No. 333-109490.

(xvi)	Form of Registration Rights Agreement dated January 1, 2002 among Borden Chemical, Inc., Borden Holdings, Inc., and BDS Two, Inc., incorporated by reference from Exhibit 4.7 to the Registration Statement on Form S-8, File No. 333-109490.

(xvii)	BHI Acquisition Corp. 2004 Deferred Compensation Plan, incorporated by reference to Exhibit 10(i)(iv) to the September 20, 2004 Form 10-Q, File No. 001-00071.

(xviii)	BHI Acquisition Corp. 2004 Stock Incentive Plan, incorporated by reference to Exhibit 10(i)(v) to the September 20, 2004 Form 10-Q, File No. 001-00071.

(xix)	Investor Rights Agreement dated as of August 12, 2004 among BHI Acquisition Corp., and The Holders that are parties thereto, incorporated by reference to Exhibit 10(i)(vi) to the September 20, 2004 Form 10-Q, File No. 001-00071.

(xx)	Registration Rights Agreement dated as of August 12, 2004 among BHI Acquisition Corp., BHI Investment, LC, and the Management Holders party thereto, incorporated by reference to Exhibit 10(i)(vii) to the September 20, 2004 Form 10-Q, File No. 001-00071.

(xxi)	Form of Non-Qualified Stock Option Agreement between BHI Acquisition Corp. and certain optionees, incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 filed by Borden U.S. Finance Corp. and Borden Nova Scotia Finance, ULC on February 14, 2005.

(xxii)	Perquisite Benefits Policy, incorporated by reference to Exhibit (10)(xviii) to the 2001 Form 10-K Annual Report.

(xxiii)	Consulting Agreement with Kohlberg Kravis Roberts & Co., LP dated August 21, 1995, incorporated herein by reference to Exhibit 10 to the September 30, 1995 Form 10-Q, and amendment dated May 30, 2002, incorporated by reference to Exhibit (10) to the June 30, 2002 Form 10-Q.

(xxiv)	Management Consulting Agreement dated August 12, 2004 between Borden Chemical, Inc. and Apollo Management V, L.P., incorporated by reference to Exhibit 10(i)(viii) to the September 30, 2004 Form 10-Q, File No. 001-00071.

(xxv)	Letter Agreement dated December 3, 2004 between Borden Chemical, Inc. and Apollo Management V, L.P., incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 filed by Borden U.S. Finance Corp. and Borden Nova Scotia Finance, ULC on February 14, 2005.

(xxvi)	Joint Management Services Agreement dated October 1, 2001 between Borden Chemical, Inc. and Borden Capital, Inc., incorporated by reference to Exhibit (10) (xiv) to the 2001 Form 10-K Annual Report.

(xxvii)	Master Asset Conveyance and Facility Support Agreement dated as of December 20, 2002 between the Company and Borden Chemicals and Plastics Operating Limited Partnership, incorporated herein by reference from Exhibit (xxvi) to the 2002 Annual Report on Form 10-K.

(xxviii)	Environmental Servitude Agreement dated as of December 20, 2002 between the Company and Borden Chemicals and Plastics Operating Limited Partnership incorporated herein by reference from Exhibit (xxvii) to the 2002 Annual Report on Form 10-K.

(xxix)	Settlement Agreement, dated September 13, 2002, among Borden Chemical, Borden Chemicals and Plastics Operating Limited Partnership, BCP Management, Inc., the U.S.E.P.A. and the Louisiana Department of Environmental Quality, incorporated by reference to Exhibit (10)(xxviii) to the 2002 Annual Report on Form 10-K.

(xxx)	Stock Purchase Agreement dated as of July 5, 2004 among BHI Investment, LLC, BW Holdings LLC, Borden Holdings, Inc. Borden Chemical, Inc. Craig O. Morrison and Joseph P. Bevilaqua, incorporated by reference to Exhibit (10)(i) to the June 30, 2004 Form 10-Q.

(xxxi)	Amendment No. 1 dated as of August 11, 2004, to the Stock Purchase Agreement dated July 5, 2004 by and among BHI Investment, LLC, Borden Holdings, Inc., Borden Chemical, Inc., Craig O. Morrison and Joseph P. Bevilaqua, incorporated by reference to Exhibit 10(viii) to the September 30, 2004 Form 10-Q.

(xxxii)	Share Purchase Agreement dated October 6, 2004 among RÜTGERS AG, RÜTGERS Bakelite Projekt GmbH, National Borden Chemical Germany GmbH, and Borden Chemical, Inc, incorporated by reference to Exhibit 10(xi) to the September 30, 2004 Form 10-Q, File No. 001-00071.

(12)*	Ratio of Earning to Fixed Charges.

(21)*	Subsidiaries of Registrant.

(31)	Rule 13a-14 Certifications

(a)	Certificate of the Chief Executive Officer

(b)	Certificate of the Chief Financial Officer

(32)	Section 1350 Certifications

*	Filed as an exhibit to the initial filing of this Report and incorporated herein by reference thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Shareholder of Borden Chemical, Inc.:

We have audited the consolidated financial statements of Borden Chemical, Inc. (a wholly owned subsidiary of BHI Acquisition Corp., which is a majority owned subsidiary of BHI Investment, LLC) and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated March 24, 2005, except for the effects of Note 21, as to which the date is August 18, 2005 (which report expresses an unqualified opinion and includes an explanatory paragraph regarding the adoption in 2002 of Statement of Financial Accounting Standard No. 142); such financial statements and report are included elsewhere in this Form 10-K/A. Our audits also included the financial statement schedule of the Company, except for the effects of Note 21, as to which the date is August 18, 2005, listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

DELOITTE & TOUCHE LLP

Columbus, Ohio

March 24, 2005, except for the effects of Note 18, as to which the date is August 18, 2005

CONSOLIDATED / COMBINED STATEMENTS OF OPERATIONS

BORDEN CHEMICAL CANADA, INC. AND SUBSIDIARIES

	Year ended December 31,
(In thousands)	2004	2003	2002
Net sales	$637,078	$533,098	$435,715
Cost of goods sold	524,932	438,384	346,434

Gross margin	112,146	94,714	89,281

Distribution expense	24,832	20,845	19,169
Marketing expense	15,369	13,726	11,670
General & administrative expense	32,221	26,562	30,748
Transaction related costs	20,052	—	—
Business realignment expense (income) and impairments	2,915	(4,568)	4,255
Other operating income	(1,586)	(2,239)	(3,581)

Operating income	18,343	40,388	27,020

Interest expense	2,148	1,635	1,090
Affiliated interest expense	12,321	2,755	3,423
Other non-operating expense (income)	1,918	369	(702)

Income before income taxes and cumulative effect of change in accounting principle	1,956	35,629	23,309
Income tax expense (benefit)	23,440	(839)	8,667

(Loss) income before cumulative effect of change in accounting principle	(21,484)	36,468	14,542
Cumulative effect of change in accounting principle	—	—	(27,533)

Net (loss) income	$(21,484)	$36,468	$(12,991)

Comprehensive (loss) income	$(27,938)	$59,433	$(35,171)

See Notes to Consolidated / Combined Financial Statements

CONSOLIDATED / COMBINED BALANCE SHEETS

BORDEN CHEMICAL CANADA, INC. AND SUBSIDIARIES

(In thousands)	December 31, 2004	December 31, 2003
ASSETS
Current Assets
Cash and equivalents	$57,829	$22,588
Accounts receivable (less allowance for doubtful accounts of $3,110 in 2004 and $3,372 in 2003)	105,078	90,798
Inventories:
Finished and in-process goods	17,694	12,950
Raw materials and supplies	22,014	14,067
Other current assets	3,742	3,338

	206,357	143,741

Other Assets
Deferred income taxes	6,835	5,732
Other assets	12,729	5,482

	19,564	11,214

Property and Equipment
Land	7,254	6,605
Buildings	33,405	31,980
Machinery and equipment	294,634	263,580

	335,293	302,165
Less accumulated depreciation	(138,549)	(119,252)

	196,744	182,913
Goodwill	10,467	15,331
Other Intangibles	4,868	—

Total Assets	$438,000	$353,199

See Notes to Consolidated / Combined Financial Statements

CONSOLIDATED / COMBINED BALANCE SHEETS

BORDEN CHEMICAL CANADA, INC. AND SUBSIDIARIES

(In thousands, except share data)	December 31, 2004	December 31, 2003
LIABILITIES AND SHAREHOLDER’S (DEFICIT) EQUITY
Current Liabilities
Accounts and drafts payable	$89,707	$55,003
Accounts payable to affiliates	5,330	2,540
Income taxes payable	2,728	6,062
Debt payable within one year	7,997	5,616
Loans due to affiliates	27	46,399
Affiliated interest payable	11,002	268
Other current liabilities	21,334	17,996

	138,125	133,884

Other Liabilities
Long-term debt	7,234	9,089
Affiliated long-term debt	285,142	4,279
Deferred income taxes	25,312	7,737
Affiliated royalties	8,138	7,626
Other long-term liabilities	6,328	6,474

	332,154	35,205

Commitments and Contingencies (See Notes 8 and 11)
Shareholder’s (Deficit) Equity
Common stock – no par value: authorized shares unlimited, issued and outstanding 489,866 shares in 2004 and 2003	3,148	3,148
Paid-in-capital	568	133
Shareholder’s investment of combined subsidiaries	979	95,851
Accumulated other comprehensive loss	(57,389)	(50,935)
Retained earnings	20,415	135,913

	(32,279)	184,110

Total Liabilities and Shareholder’s (Deficit) Equity	$438,000	$353,199

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

18. Reclassification

In the Company’s originally issued financial statements for the year ended December 31, 2004, transaction-related costs of $14,907 (see Note 5) were classified as a non-operating expense. However, after discussions with the staff of the U.S. Securities and Exchange Commission, management concluded that classification of transaction related costs as an operating expense would be a better presentation. Accordingly, the Company has reflected such reclassification in the accompanying Consolidated/Combined Statement of Operations. In addition, the Company has reclassified $5,145 of allocated transaction-related compensation costs from General & administrative expense to Transaction related costs to appropriately reflect all transaction related costs in a single line item in the accompanying Consolidated/Combined Statement of Operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BORDEN CHEMICAL, INC.

By	/s/ William H. Carter
William H. Carter
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 22, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on the date set forth above.

Name	Title	Signature	Date
Craig O. Morrison	Director, Chairman, President and Chief Executive Officer	/s/ Craig O. Morrison	8/22/2005

William H. Carter	Director, Executive Vice President and Chief Financial Officer	/s/ William H. Carter	8/22/2005

Joshua J. Harris	Director	/s/ Joshua J. Harris	8/22/2005

Scott M. Kleinman	Director	/s/ Scott M. Kleinman	8/22/2005

Robert V. Seminara	Director	/s/ Robert V. Seminara	8/22/2005

Marvin O. Schlanger	Director, Vice Chairman	/s/ Marvin O. Schlanger	8/22/2005

Jordan C. Zaken	Director	/s/ Jordan C. Zaken	8/22/2005