Form 10-Q
period 2005-09-30
HEXION SPECIALTY CHEMICALS, INC.
filed 2005-11-07
CIK 13239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

Commission file number 1-71

HEXION SPECIALTY CHEMICALS, INC.

New Jersey	13-0511250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

180 East Broad Street, Columbus, Ohio 43215

(Address of principal executive offices)

(614) 225-4000

(Registrant’s telephone number, including area code)

N/A

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

Number of shares of common stock, $0.01 par value, outstanding as of the close of business on November 2, 2005: 82,629,906

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

For accounting purposes, RPP, RSM Inc. and BCI are considered entities under the common control of Apollo as defined in EITF 02-5 “Definition of Common Control in Relation to FASB Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The financial statements of these entities are presented retroactively on a consolidated basis in a manner similar to a pooling of interests, and include the results of operations of each business only from the date of acquisition by the Apollo affiliates. Apollo acquired RPP on November 14, 2000, Resolution Specialty Materials, LLC (“RSM”) on August 2, 2004 and BCI on August 12, 2004.

Prior to the Combinations on April 29, 2005, a subsidiary of BCI completed the acquisition of Bakelite Aktiengesellschaft (“Bakelite”). The results for Bakelite as of and for the 5 months ended September 30, 2005 are consolidated into the Hexion results.

The financial data of Hexion for the three and nine months ended September 30, 2004 includes the results of operations of RPP for the full periods and of RSM and BCI from their respective dates of acquisition. The financial data for Hexion for the three and nine months ended September 30, 2005 include the consolidated results of operations of RPP, RSM and BCI. The balance sheets as of December 31, 2004 and September 30, 2005 represent the consolidated balance sheets of RPP, RSM and BCI as of each date, respectively. Bakelite 2005 results are included for the period subsequent to its acquisition. All adjustments that management considers necessary for a fair presentation of Hexion’s financial position and results of operations as of the date, and for the period indicated, have been included.

Accordingly, the results of operations and financial position of Hexion presented in this quarterly report on Form 10-Q are not comparable to previous quarterly and annual reports on Form 10-Q and Form 10-K, respectively, for BCI.

On April 25, 2005, the Company filed a registration statement, which is not yet effective, with the U.S. Securities and Exchange Commission (the “SEC”) for a proposed initial public offering (“IPO”) of its common stock. The Company subsequently filed five amendments to its registration statement on May 2, 2005, June 13, 2005, July 15, 2005, August 26, 2005 and September 19, 2005.

HEXION SPECIALTY CHEMICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

HEXION SPECIALTY CHEMICALS, INC.

	Three Months ended September 30,
(In millions, except share and per share data)	2005	2004
Net sales	$1,134	$618
Cost of sales	964	552

Gross profit	170	66

Selling, general & administrative expense (See Note 12)	104	53
Transaction related costs (See Note 1)	5	47
Other operating expense	6	1

Operating income (loss)	55	(35)

Interest expense	56	34
Other non-operating income, net	(4)	—

Income (loss) before income tax and minority interest	3	(69)
Income tax expense	8	14

Loss before minority interest	(5)	(83)
Minority interest in net income (loss) of consolidated subsidiaries	1	(4)

Net loss	(6)	(79)
Redeemable preferred stock accretion (See Note 9)	13	—

Net loss available to common shareholders	$(19)	$(79)

Comprehensive loss	$(2)	$(65)

Basic and Diluted Per Share Data
Net loss available to common shareholders	$(0.22)	$(0.96)

Average number of common shares outstanding during the period – basic and diluted	82,629,906	82,629,906

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

HEXION SPECIALTY CHEMICALS, INC.

	Nine Months ended September 30,
(In millions, except share and per share data)	2005	2004
Net sales	$3,317	$1,081
Cost of sales	2,831	968

Gross profit	486	113

Selling, general & administrative expense (See Note 12)	290	98
Transaction related costs (See Note 1)	34	47
Other operating expense	(4)	—

Operating income (loss)	166	(32)

Interest expense	152	73
Write-off of deferred financing fees (See Note 6)	17	—
Other non-operating expense, net	14	—

Loss from continuing operations before income tax and minority interest	(17)	(105)
Income tax expense (benefit)	43	(4)

Loss from continuing operations before minority interest	(60)	(101)
Minority interest in net income (loss) of consolidated subsidiaries	3	(7)

Loss from continuing operations	(63)	(94)
Loss from discontinued operations (See Note 4)	10	—

Net loss	(73)	(94)
Redeemable preferred stock accretion (See Note 9)	18	—

Net loss available to common shareholders	$(91)	$(94)

Comprehensive loss	$(127)	$(90)

Basic and Diluted Per Share Data
Loss from continuing operations (See Note 2)	$(0.98)	$(1.14)
Loss from discontinued operations	(0.12)	—

Net loss available to common shareholders	$(1.10)	$(1.14)

Dividends (See Note 11)	$6.66	$—

Average number of common shares outstanding during the period – basic and diluted	82,629,906	82,629,906

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

(In millions)	September 30, 2005	December 31, 2004
ASSETS
Current Assets
Cash and equivalents	$164	$152
Accounts receivable (less allowance for doubtful accounts of $22 in 2005 and $15 in 2004)	607	518
Inventories:
Finished and in-process goods	296	290
Raw materials and supplies	156	115
Other current assets	148	64

	1,371	1,139

Other Assets	99	95

Property and Equipment
Land	56	44
Buildings	225	201
Machinery and equipment	1,747	1,706

	2,028	1,951
Less accumulated depreciation	(617)	(628)

	1,411	1,323
Goodwill	146	51
Other Intangible Assets, net	170	88

Total Assets	$3,197	$2,696

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

(In millions, except share and per share data)	September 30, 2005	December 31, 2004
LIABILITIES, REDEEMABLE PREFERRED STOCK, COMMON STOCK AND OTHER SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts and drafts payable	$440	$488
Debt payable within one year	61	16
Interest payable	50	36
Income taxes payable	65	33
Other current liabilities	220	133

	836	706

Other Liabilities
Long-term debt	2,306	1,834
Non-pension postemployment benefit obligations	137	142
Deferred income taxes	155	131
Other long-term liabilities	267	138

	2,865	2,245

Minority interest in consolidated subsidiaries	11	54

Commitments and Contingencies (See Note 8)

Redeemable Preferred Stock - $0.01 par value; liquidation preference $25 per share; 60,000,000 shares authorized, 14,000,000 issued and outstanding at September 30, 2005 (See Note 9)	352	—

Common Stock and Other Shareholders’ Deficit
Common stock - $0.01 par value; 300,000,000 shares authorized, 170,678,965 issued, 88,049,059 treasury and 82,629,906 outstanding at September 30, 2005 and December 31, 2004 (See Note 11)	1	1
Paid-in capital	525	1,523
Treasury stock	(296)	(296)
Receivable from parent	—	(561)
Accumulated other comprehensive (loss) income	(39)	20
Accumulated deficit	(1,058)	(996)

	(867)	(309)

Total Liabilities, Redeemable Preferred Stock, Common Stock and Other Shareholders’ Deficit	$3,197	$2,696

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

HEXION SPECIALTY CHEMICALS, INC.

	Nine months ended September 30,
(In millions)	2005	2004
Cash Flows from (used in) Operating Activities
Net loss	$(73)	$(94)
Adjustments to reconcile net loss to net cash from (used in) operating activities:
Depreciation and amortization	111	54
Unrealized translation loss	5	—
Minority interest in net loss (income) of consolidated subsidiaries	3	(7)
Stock based compensation expense (See Note 12)	10	2
Deferred tax benefit	(4)	(14)
Write-off of deferred financing fees (See Note 6)	11	—
Other non-cash adjustments	6	—
Net change in assets and liabilities:
Accounts receivable	(1)	(75)
Inventories	61	(42)
Accounts and drafts payable	(93)	92
Income taxes	74	9
Other assets	(11)	9
Other liabilities	4	(11)

	103	(77)

Cash Flows (used in) from Investing Activities
Capital expenditures	(63)	(29)
Acquisition of businesses, net of cash acquired	(234)	(152)
Proceeds from the sale of business, net of cash	3	—
Cash combination of BCI	—	185
Proceeds from the sale of assets	—	4

	(294)	8

Cash Flows from (used in) Financing Activities
Net short-term repayments	(12)	(6)
Borrowings of long-term debt	1,194	183
Repayments of long-term debt	(754)	(111)
Payment of dividends	(523)	—
Proceeds from issuance of preferred stock, net of issuance costs (See Note 9)	334	—
Long-term debt and credit facility financing fees paid	(22)	—
IPO related costs (See Note 1)	(8)	—
Proceeds from the issuance of common stock	—	60

	209	126

Effect of exchange rates on cash and equivalents	(6)	1

Increase in cash and equivalents	12	58
Cash and equivalents at beginning of period	152	49

Cash and equivalents at end of period	$164	$107

Supplemental Disclosures of Cash Flow Information
Cash paid:
Interest, net	$134	$74
Income taxes, net	4	3
Non-cash activity:
Settlement of note receivable from parent	$581	$—
Unpaid common stock dividends declared	27	—
Redeemable preferred stock accretion (See Note 9)	18	—
Issuance of note in RSM Transaction	—	50

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF COMMON STOCK AND OTHER SHAREHOLDERS’ DEFICIT (Unaudited)

HEXION SPECIALTY CHEMICALS, INC.

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Receivable from Parent	Accumulated Other Comprehensive Income (Loss) (a)	Accumulated Deficit	Total
Balance, December 31, 2004	$1	$1,523	$(296)	$(561)	$20	$(996)	$(309)

Net loss	—	—	—	—	—	(73)	(73)
Translation adjustments	—	—	—	—	(54)	—	(54)

Comprehensive loss	—	—	—	—	—	—	(127)

Interest accrued on notes from parent of BCI (See Note 11)	—	20	—	(20)	—	—	—
Stock based compensation expense (See Note 12)	—	10	—	—	—	—	10
Redeemable preferred stock accretion (See Note 9)	—	(18)	—	—	—	—	(18)
Purchase accounting related to acquisition of minority interests (See Note 3)	—	121	—	—	(5)	11	127
Effect of Combinations (See Note 11)	—	(581)	—	581	—	—	—
Dividends declared (See Note 11)	—	(550)	—	—	—	—	(550)

Balance, September 30, 2005	$1	$525	$(296)	$—	$(39)	$(1,058)	$(867)

(a)	Accumulated other comprehensive income (loss) at September 30, 2005 includes a $42 net gain on foreign currency translation, $5 net loss from purchase accounting adjustments related to acquisition of minority interests and a $76 net loss relating to the Company’s minimum pension liability adjustment. Accumulated other comprehensive income at December 31, 2004 represents $96 of net foreign currency translation gains and a $76 net loss relating to the Company’s minimum pension liability adjustment.

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In millions, except share data)

1. Background and Nature of Operations

Hexion Specialty Chemicals, Inc. (“Hexion” or “the Company”) is engaged in the manufacture and marketing of resins, inks, coating and adhesive resins, formaldehyde, oilfield products and other specialty and industrial chemicals worldwide. Hexion was formed on May 31, 2005 upon the combination of three Apollo Management, L.P. (“Apollo”) controlled companies (the “Combinations”), Resolution Performance Products, LLC (“RPP”), Resolution Specialty Materials, Inc. (“RSM Inc.”) and Borden Chemical, Inc. (“BCI”). Apollo acquired RPP on November 14, 2000, formed RSM Inc. and purchased the Specialty Resins and Monomers and Ink business of Eastman Chemical Company (“Eastman”) on August 2, 2004 through a subsidiary (the “RSM Transaction”), Resolution Specialty Materials, LLC (“RSM”), and acquired BCI on August 12, 2004. Upon consummation of the Combinations, BCI changed its name to Hexion Specialty Chemicals, Inc., and BHI Acquisition LLC (“BHI Acquisition”), BCI’s parent, changed its name to Hexion LLC. Prior to the Combinations, on April 29, 2005, a subsidiary of BCI completed its acquisition of Bakelite Aktiengesellschaft (“Bakelite”) (See Note 3). At September 30, 2005, the Company, including Bakelite, has 86 production, manufacturing and distribution facilities, of which 37 are located in the U.S.

The Company has incurred costs totaling approximately $5 and $34 in connection with the Combinations, during the three months and nine months ended September 30, 2005, respectively, primarily for accounting, consulting, legal and contract termination fees. As this transaction is considered a merger of entities under common control, in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“ SFAS 141”), these costs have been expensed as incurred and are included in the 2005 Condensed Consolidated Statements of Operations as Transaction related costs.

In the third quarter of 2004, as a result of the acquisitions of RSM and BCI by Apollo, the Company incurred Transaction related costs of $47. This amount included charges for accounting and legal fees, fees paid to Apollo, payments for cancellation of restricted stock and management bonuses pertaining to the activity. See Note 3.

On April 25, 2005, the Company filed a registration statement, which is not yet effective, with the U.S. Securities and Exchange Commission (the “SEC”) for a proposed IPO of its common stock. The Company subsequently filed five amendments to its registration statement on May 2, 2005, June 13, 2005, July 15, 2005, August 26, 2005 and September 19, 2005.

The Company has incurred costs totaling approximately $1 and $8 in connection with the proposed IPO during the three months and nine months ended September 30, 2005, respectively, primarily for accounting and legal fees. As the costs of issuing common stock are considered a reduction of the related proceeds of the offering, these costs have been deferred within Other assets on the September 30, 2005 Condensed Consolidated Balance Sheet until the IPO is effected.

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

The accompanying unaudited Hexion Financial Statements include the following entities: RPP and its majority-owned subsidiaries as of September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2005 and 2004; RSM Inc. and its majority-owned subsidiaries as of September 30, 2005 and December 31, 2004, for the three and nine months ended September 30, 2005, and from the date of acquisition for 2004; and BCI and its majority-owned subsidiaries (which includes Bakelite since the date of acquisition) as of September 30, 2005 and December 31, 2004, for the three and nine months ended September 30, 2005, and from the date of acquisition for 2004. RPP, RSM Inc. and Bakelite reflect the purchase method of accounting. BCI elected not to apply push-down accounting because it was a public reporting registrant as a result of public debt that was outstanding prior and subsequent to the acquisition by Apollo. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these unaudited Financial Statements be read in conjunction with the financial statements, accounting policies and notes included in the Company’s audited financial statements for the year ended December 31, 2004. Results for the interim periods are not necessarily indicative of results for the full year.

The following is an update of the significant accounting policies followed by the Company:

Principles of Consolidation—The Consolidated financial statements include the accounts of RPP, RSM Inc., BCI and Bakelite and their majority-owned subsidiaries in which no substantive participating rights are held by minority shareholders, after elimination of intercompany accounts and transactions. The Company’s share of the net earnings of 20% to 50% owned companies, for which it has the ability to exercise significant influence over operating and financial policies, are included in income on an equity basis. Investments of other companies are carried at cost.

The Company has recorded a minority interest for the equity interests in subsidiaries that are not 100% owned by the Company. At December 31, 2004, the minority interest primarily reflected the equity interest in RPP and RSM held by management and other third-parties. On May 31, 2005, the RPP and RSM minority interests were purchased in connection with the Combinations and recorded as a step acquisition (See Note 3). At September 30, 2005, the minority interest primarily reflects the Company’s ownership interest in HA-International, LLC (“HAI”), a joint venture between the Company and Delta-HA, Inc.

Loss Per Share – As a result of the Combinations, the Company’s capital structure consists of 82,629,906 shares outstanding (See Note 11). For purposes of calculating loss per share, 82,629,906 was used as the number of outstanding shares for all periods presented as no new shares were issued as a result of the legal merger of RPP, RSM and BCI. This presentation reflects the post-merger capital structure of the Company for all periods on a consistent basis. The Company did not have any potentially dilutive instruments outstanding for any periods.

The Company’s loss per share is calculated as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
Loss from continuing operations	$(6)	$(79)	$(63)	$(94)
Deduct: Redeemable preferred stock accretion	(13)	—	(18)	—

Loss from continuing operations available to common shareholders	$(19)	$(79)	$(81)	$(94)

Per share – Loss from continuing operations available to common shareholders	$(0.22)	$(0.96)	$(0.98)	$(1.14)

Average number of common shares outstanding during the period – basic and diluted	82,629,906	82,629,906	82,629,906	82,629,906

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

Previously, the Company accounted for stock based awards under APB No. 25 and applied the minimum value method to determine fair value for disclosure requirements under SFAS No. 123. As of September 30, 2005, all awards outstanding are accounted for under SFAS No. 123(R). See Note 12.

The following tables sets forth the required reconciliation of reported and proforma net loss and earnings per share (“EPS”) under SFAS No. 148:

	Three Months ended September 30, 2004	Nine Months ended September 30, 2004
Net loss, as reported	$(79)	$(94)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	6	6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(3)	(3)

Pro forma net loss	$(76)	$(91)

Average number of common shares outstanding – basic and diluted	82,629,906	82,629,906
Per share, as reported (basic and diluted)	$(0.96)	$(1.14)
Per share, pro forma (basic and diluted)	$(0.92)	$(1.10)

To determine pro forma compensation cost for the plans in accordance with SFAS No. 123, the fair value of each option grant was estimated at the date of the grant using the minimum value method and the Black-Scholes options pricing model with the following weighted average rates, dividend rates and expected lives for each of the Company’s respective plans:

	2004
	RPP	RSM	BCI
Risk-free weighted average interest rate	4.50%	3.90%	3.54%
Dividend Rate	0%	0%	0%
Expected life	7.0 years	6.3 years	5.0 years
Estimated fair value of option grants (a)	$—	$0.77	$1.01

(a)	Fair value of option grants reflects the post-combination equivalent Hexion LLC common units giving effect to the reverse split (Note 12)

Recently Issued Accounting Standards

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143. This Interpretation clarifies that the term “conditional asset retirement obligation” as used in FASB No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation, when incurred, if the fair value of the liability can be reasonably estimated. The Interpretation is effective for the Company no later than the end of the fiscal year ending on December 31, 2005. The Company does not expect this Interpretation to have a material effect on its financial condition or results of operations.

In June 2005, the FASB staff issued FASB Staff Position 143-1, Accounting for Electronic Equipment Waste Obligations (FSP 143-1), to address the accounting for obligations associated with the Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union. The Directive effectively obligates a commercial user to incur costs associated with the retirement of a specified asset that qualifies as historical waste equipment. The commercial user should apply the provisions of SFAS 143 and FIN 47 discussed above. FSP 143-1 shall be applied the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the law by the applicable EU-member country. We adopted the FSP at certain of our European operations where applicable legislation was adopted. The impact of the adoption on the consolidated financial statements was not significant.

3. Business Acquisitions and Divestitures

Acquisition of RSM

On August 2, 2004 (the Closing Date), RSM, as assignee of RSM Inc., purchased the Specialty Resins and Monomers and Ink businesses of Eastman Chemical Company (“Eastman”) for $192, including direct acquisition costs (“RSM Transaction”).

The RSM Transaction has been accounted for under the purchase method of accounting. The cost of the RSM Transaction was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of Acquisition. Fair values were determined based upon appraisals and internal studies. As the fair value of net assets acquired exceeded cost, no goodwill was recorded in the transaction.

The RSM Transaction agreement provides for a seller indemnification (“Eastman Indemnification”), whereby Eastman agreed to indemnify RSM and its affiliates for certain losses and associated expenses occurring within specified time periods. Items covered by the Eastman Indemnification include: (i) breaches by Eastman of its representations, warranties or covenants in the acquisition agreement; (ii) product liability claims brought against the Company that relate to the manufacture, distribution, marketing or sale of any products by the predecessor business that were manufactured prior to the Closing Date and sold within ninety (90) days following the Closing Date (except to the extent that such claims relate to the actions or negligent omissions of RSM or any of its Affiliates following the Closing Date); and (iii) liabilities of Eastman or the predecessor business that were not assumed by RSM in connection with its purchase of the predecessor business.

In connection with the RSM Transaction, RSM Inc. executed a Senior Subordinated Note Purchase Agreement (“Seller Note Financing”) with Eastman on August 2, 2004, which provided for the sale of $50 aggregate principal amount of Senior Subordinated Notes of RSM Inc. to Eastman that are due and payable in 2011. Such notes were delivered to Eastman as partial consideration of the RSM Transaction. These notes were subsequently repaid when the Company entered a new senior secured credit facility. See Note 6.

The following table summarizes the assets acquired and liabilities assumed at the date of acquisition of RSM.

RSM at August 1, 2004
Current assets	$196
Property, plant and equipment	89
Other assets	1
Intangible assets	—
Goodwill	—

Total assets acquired	286
Current liabilities	80
Long-term debt	3
Other liabilities	11

Total liabilities assumed	94

Net assets acquired	$192

Acquisition of BCI by Apollo

On August 12, 2004, BHI Investment, LLC, an affiliate of Apollo, acquired all of the outstanding capital stock of Borden Holdings, Inc. (“BHI”), BCI’s parent at that time, for total consideration of approximately $1.2 billion, including assumption of debt.

The acquisition of BHI, and the payment of transaction fees and expenses, was financed with the net proceeds of a $475 second-priority senior secured private debt offering (the “Second Priority Notes”) by two newly formed, wholly owned subsidiaries of BCI and certain equity contributions to BHI Acquisition from Apollo. Collectively, these transactions are referred to as the “BCI Transaction.”

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

On December 14, 2004, in order to mitigate the risk of foreign currency exposure related to the Bakelite Acquisition, the Company entered into a foreign currency forward position of $235 to purchase Euros with U.S. Dollars at a rate of $1.3430, contingent upon the close of the transaction. On March 31, 2005, the Company adjusted the contract to have a target settlement date of April 29, 2005 and a new exchange rate of $1.3446. In conjunction with the consummation of the Bakelite Acquisition, the Company realized an aggregate loss of approximately $9 on this contract, the current year portion of which is included as Other non-operating expense in the Condensed Consolidated Statement of Operations.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Fair values are based upon preliminary appraisals and internal studies and are subject to final adjustments.

Fair value at April 29, 2005
Current assets	$290
Property, plant and equipment	166
Other assets	4
Intangible assets	72
Goodwill	46

Total assets acquired	578

Current liabilities	158
Long-term debt	21
Other liabilities	140

Total liabilities assumed	319

Net assets acquired	$259

Of the $72 of acquired intangible assets, $19 was assigned to trade names, $16 was assigned to technology and $37 was assigned to customer relationships. The acquired intangible assets with finite lives have a weighted average useful life of approximately 14 years. The trade names have a 30-year useful life, technology has a 13-year useful life and customer relationships have a 14-year weighted average useful life.

The $46 of goodwill was assigned to the Bakelite reportable segment, none of which is expected to be deductible for tax purposes.

Pacific Epoxy Polymers Acquisition

During the second quarter of 2005, the Company acquired certain assets and assumed certain liabilities from Pacific Epoxy Polymers, Inc., a domestic manufacturer of epoxy resins, for an estimated total purchase price of $7. At closing, the Company paid $5 from available cash and issued a note for the remaining $2. This acquisition was accounted for under the purchase method of accounting and the Company has made a preliminary allocation of the purchase price resulting in goodwill of $4 million. The pro forma effects of the acquisition are not material.

Acquisition of RPP and RSM Minority Interests

Upon the Combinations, shares of RPP Inc., the former parent of RPP, and RSM Inc. held by minority shareholders and management were exchanged for shares in Hexion LLC. The minority shareholders and management held ownership interests of 28.2% and 5% for RPP and RSM, respectively, on a fully diluted basis. The acquisition of these ownership interests was accounted for under the purchase method of accounting and pushed-down to the respective acquired businesses.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net sales	$1,134	$1,036	$3,564	$2,983
Loss from continuing operations	(8)	(109)	(71)	(340)
Net loss	(8)	(109)	(81)	(340)

Basic and Diluted Share Data
Loss from continuing operations	$(0.25)	$(1.32)	$(1.08)	$(4.11)
Net loss	(0.25)	(1.32)	(1.20)	(4.11)

The following are included in the pro forma Loss from continuing operations:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Payment to Apollo to cancel fee agreements	—	—	—	—
Cost of sales related to inventory sold that was stepped-up at the acquisition date	$7	$9	16	9

	$7	$9	$27	$9

The pro forma financial information does not necessarily reflect the operating results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented, nor is such information indicative of future operating results.

4. Discontinued Operations

In 1998, pursuant to a merger and recapitalization transaction sponsored by The Blackstone Group (“Blackstone”) and financing arranged by The Chase Manhattan Bank (“Chase”), Borden Decorative Products Holdings, Inc. (“BDPH”), a wholly owned subsidiary of the Company, was acquired by Blackstone, which subsequently merged with Imperial Wallcoverings to create Imperial Home Décor Group (“IHDG”). The Company received approximately $309 in cash and 11% of IHDG common stock for its interest in BDPH. On January 5, 2000, IHDG filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. IHDG emerged from bankruptcy in April 2001. The IHDG Litigation Trust (the “Trust”) was created pursuant to the plan of reorganization in the IHDG bankruptcy to pursue preference and other avoidance claims on behalf of the unsecured creditors of IHDG. In November 2001, the Trust filed a lawsuit against the Company and certain of its affiliates seeking to have the IHDG transaction voided as a fraudulent conveyance and asking for a judgment to be entered against the Company for $314 plus interest, costs and attorney fees. On June 8, 2005, the Company reached an agreement with the parties to settle and release all claims against the Company for $15. This amount was subsequently paid by the Company in July 2005. As the settlement directly related to a divested business which was accounted for as a discontinued operation in 1997, the Company has included the settlement cost in Loss from discontinued operations in its Financial Statements.

In 1996 and 1997, the Company sold its Dairy and Foods businesses. Both disposals were accounted for as discontinued operations in those years. In 2005, the Company received $5 as settlement from a class action suit related to raw material purchases by the divested businesses between July 21, 1991 and June 30, 1995. As the settlement directly related to the previously divested businesses, the Company has included the settlement proceeds in Loss from discontinued operations in its Financial Statements.

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

5. Related Party Transactions

Administrative Service, Management and Consulting Arrangements

In connection with their respective acquisitions by Apollo, RPP, RSM and BCI entered into certain management, consulting and transaction fee agreements with Apollo and its affiliates for the provision of certain structuring and advisory services. These agreements allowed Apollo and its affiliates to provide certain advisory services to the companies for terms up to ten years. The companies also agreed to indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services contemplated under these agreements. In addition, upon the closing of the RSM and BCI transactions in the third quarter of 2004, the Company paid $12 for transaction and advisory services, and reimbursed expenses of $1. Prior to the Combinations, on May 31, 2005, RPP and RSM terminated their agreements with Apollo, thereby releasing any and all obligations and liabilities by all parties under the respective agreements. In consideration of the terminations, RPP and RSM paid Apollo $4 and $7, respectively. These amounts are included within Transaction related costs in the Company’s Consolidated Statements of Operations.

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

Pursuant to the agreements in effect, during each of the three months ended September 30, 2005 and 2004, the Company paid fees of less than $1. For each of the nine months ended September 30, 2005 and 2004, the Company paid fees of $3 and $1, respectively. These amounts are included within Other operating expense in the Company’s Consolidated Statements of Operations. There were no amounts payable to Apollo at September 30, 2005 or December 31, 2004.

In connection with the Bakelite Acquisition, in exchange for deal structuring and negotiating provided by Apollo, the Company made payments to Apollo in the amount of $4. These amounts are considered direct costs of the acquisition and have been capitalized as part of the purchase.

Other Transactions and Arrangements

The Company sells finished goods to an unconsolidated joint venture of the Company and certain Apollo affiliates. These sales totaled $6 and $1 for the three months ended September 30, 2005 and 2004, respectively, and totaled $20 and $7 for the nine months ended September 30, 2005 and 2004, respectively. Accounts receivable from these affiliates totaled $4 and $1 at September 30, 2005 and December 31, 2004, respectively. The Company also purchases raw materials and services from certain Apollo affiliates. These purchases totaled less than $1 and $2 for the three months ended September 30, 2005 and 2004, respectively, and totaled $4 and $5 for the nine months ended September 30, 2005 and 2004, respectively. The Company had accounts payable to Apollo affiliates of less than $1 at September 30, 2005 and December 31, 2004 related to these purchases.

Upon closing the BCI Transaction, BCI paid transaction-related costs of $9 on behalf of BHI Investment LLC, $22 on behalf of BW Holdings, LLC and shared compensation costs of $12. These amounts are included in Transaction related costs.

In the first quarter of 2005, BCI received a payment of $8 from its previous owner, Kohlberg Kravis Roberts & Co., for adjustments made to the purchase price of the Apollo acquisition of BCI. This amount was subsequently paid to BCI’s parent, BHI Acquisition, in the second quarter of 2005.

6. Debt

Debt outstanding at September 30, 2005 and December 31, 2004 consisted of the following:

	September 30, 2005		December 31, 2004
	Long - Term	Due Within One Year	Long - Term	Due Within One Year
Revolving Credit facilities	$—	$—	$28	$—
Senior Secured Notes:
8% Senior secured notes due 2009 (includes $1 of unamortized debt premium at September 30, 2005 and $0 at December 31, 2004) (a)	141	—	140	—
9.5% Senior second secured notes due 2010 (includes $2 of unamortized debt premium at September 30, 2005 and $1 at December 31, 2004) (a)	202	—	201	—
9% Second-priority senior secured notes due 2014	325	—	325	—
Floating rate second-priority senior secured notes due 2010 (includes $2 of unamortized debt discount at September 30, 2005 and $0 at December 31, 2004)	298	—	150	—
Credit Agreement: term loans due 2010	494	5	123	2
Unsecured Debentures:
9.2% debentures due 2021	115	—	115	—
7.875% debentures due 2023	247	—	247	—
Sinking fund debentures: 8.375% due 2016	78	—	78	—
13.5% Senior subordinated notes due 2010 (includes $9 of unamortized debt premium at September 30, 2005 and $4 at December 31, 2004) (a)	337	—	332	—
Seller senior subordinated notes due 2011	—	—	50	—
Other:
Industrial revenue bonds due 2009	34	—	34	—
Other	24	9	7	5
Capital Leases	11	1	4	—

Total current maturities of long-term debt	—	15	—	7
Short-term debt (primarily foreign bank loans)	—	46	—	9

Total debt	$2,306	$61	$1,834	$16

(a)	September 30, 2005 balance includes purchase accounting adjustments as a result of the acquisition of RPP’s minority interests (See Note 3). These adjustments have been reflected as unamortized debt premiums.

Credit Facility

In May 2005, the Company entered into a new $775 senior secured credit facility (“Hexion Credit Facility”) and replaced and repaid the RPP and RSM credit facilities, including the RPP $150 revolving credit facility entered into on January 24, 2005, $100 of the Bakelite bridge loan facility (See Note 3) and the Seller senior subordinated notes. The Hexion Credit Facility has a $225 revolving credit facility and $500 term loan facility. The facility will also provide a $50 synthetic letters of credit facility (“LOCs”). Repayment of 1% of the term loan per annum must be made quarterly with the balance payable upon the final maturity date. Further, the Company may be required to make additional repayments on the term loan beginning in the second quarter of 2007 if the Company generates excess cash flow, as defined in the agreement. Interest on the term and revolving loan facilities is LIBOR plus 2.5% or the higher of prime rate plus 1% or the Federal Funds Rate plus 1.5%. Loans made in Canadian dollars will carry interest at the Canadian Bankers’ Acceptance rate plus 2.5% or the higher of prime rate plus 1% or average banker’s acceptance rate plus 1.5%. Loans made in sterling will carry interest at LIBOR plus 2.5% or the rate quoted by JPMorgan Chase Bank, N.A. (“JPMCB”) as its base rate for such loans plus 1%. Loans denominated in euros will carry interest at EURO LIBOR plus 2.5% or the rate quoted by JPMCB as its base rate for such loans plus 1%. Interest rates are subject to reduction based on an improved leverage ratio. The Hexion Credit Facility has commitment fees (other than with respect to the synthetic LOC facility) equal to 0.5% per annum of the unused line fee plus a fronting fee of 0.25% of the aggregate face amount of outstanding LOCs. The synthetic LOC facility has a commitment fee of 0.1% per annum. The Hexion Credit Facility is secured by substantially all the assets of Hexion, subject to certain exceptions. The Hexion Credit Facility contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures, and the maintenance of certain financial ratios. Payment of borrowings under the Hexion Credit Facility may be accelerated in the event of a default. Events of default include the failure to pay principal and interest when due, a material breach of representation or warranty, covenant defaults, events of bankruptcy and a change of control. On May 31, 2005, the Company issued $500 term loans under the facility of which approximately $300 of the proceeds were used to repay existing debt including borrowings under the RPP $150 revolving credit facility entered into January 24, 2005, $125 term note under the RSM facility, $100 of the Bakelite bridge loan facility (See Note 3) and the Seller senior subordinated notes. The remainder was used to pay a dividend to the Company’s parent and transaction expenses. The Company incurred financing costs of $18 related to the Hexion Credit Facility. These costs are included within Other assets on the Financial Statements and will be amortized over the life of the related debt.

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

For the three and nine months ended September 30, 2005, the Company incurred an unrealized loss of $1 and $10, respectively, related to a foreign subsidiary’s $290 U.S. dollar denominated term loan. The loss is included as Other non-operating expense on the Condensed Consolidated Statements of Operations. On October 11, 2005, the Company entered into a three-year swap agreement to offset balance sheet and interest rate exposures and cash flow variability associated with exchange rate fluctuations on the term loan.

Senior Secured Notes

In May 2005, the Company issued $150 Second-Priority Senior Secured Floating Rate Notes due 2010. The notes were issued at a discount of 98.846%. Interest on the notes accrues at a rate per annum, reset quarterly, equal to LIBOR plus 5.5% and is payable on January 15, April 15, July 15 and October 15, commencing on July 15, 2005. These notes may be redeemed at any time on or after July 15, 2006 at the applicable redemption price set forth in the indenture for the notes. In addition, up to 35% of these notes may be redeemed prior to July 15, 2006 with cash proceeds from certain equity offerings at the applicable redemption price set forth in the indenture for the notes. The notes are collateralized by a second-priority security interest in the same collateral as the remaining $150 of Floating rate second-priority senior secured notes, the 9% Second-priority senior secured notes and the 9.5% Senior second secured notes, which are all second in priority (subject to Permitted Liens) to the Hexion Credit Facility and the 8% Senior secured notes. The proceeds from the notes were used to repay in part the bridge loan facility used to finance the Bakelite Acquisition (See Note 3). The Company incurred financing costs of $4 related to the issuance of the Senior Secured Notes. These costs are included within Other assets on the Financial Statements and will be amortized over the life of the notes.

Following the Combinations, the Company, certain of its U.S. subsidiaries and Hexion U.S. Finance Corporation (formerly known as Borden U.S. Finance) guarantee the senior secured debt previously issued by RPP (See Note 15).

7. Guarantees, Indemnifications and Warranties

Standard Guarantees / Indemnifications

In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for, among other things, breaches of representations and warranties. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases and sales of assets or businesses, (ii) leases of real property, (iii) licenses of intellectual property, (iv) long-term supply agreements and (v) agreements with public authorities on subsidies received for designated research and development projects. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords or lessors in lease contracts, (iii) licensors or licensees in license agreements, (iv) vendors or customers in long-term supply agreements and (v) governments or agencies subsidizing research or development. In addition, the Company guarantees certain payables of its subsidiaries for the purchase of raw materials in the ordinary course of business.

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

Indemnities related to the pre-closing operations of sold assets normally do not represent additional liabilities to the Company, but simply serve to protect the buyer from potential liability associated with the Company’s existing obligations at the time of sale. As with any liability, the Company has accrued for those pre-closing obligations that are considered probable and reasonably estimable. Amounts recorded are not significant at September 30, 2005.

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

The Company has recorded liabilities, relating to 69 locations (63 at December 31, 2004), of approximately $39 and $41 at September 30, 2005 and December 31, 2004, respectively, for all probable environmental remediation, indemnification and restoration liabilities. These amounts include estimates of unasserted claims the Company believes are probable of loss and reasonably estimable. Based on the factors discussed below and currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $27 to $80, in the aggregate, at September 30, 2005. This estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based, and in order to establish the upper end of such range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates.

Following is a more detailed discussion of the Company’s environmental liabilities and related assumptions at September 30, 2005:

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

A groundwater pump and treat system for the removal of contaminants is operational, and natural attenuation studies are proceeding. The Company has performed extensive soil and groundwater testing. Regulatory agencies are reviewing the current findings and remediation efforts. If closure procedures and remediation systems prove inadequate, or if additional contamination is discovered, this could result in the costs approaching the higher end of the range of possible outcomes discussed below.

The Company has recorded a liability of approximately $20 and $21 at September 30, 2005 and December 31, 2004, respectively, related to the BCP Geismar site. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with this site may fall within a range of $14 to $32, depending upon the factors discussed above. Due to the long-term nature of the project, the reliability of timing and the ability to estimate remediation payments, this liability was recorded at its net present value, assuming a 3% discount rate and a time period of thirty years and the range of possible outcomes is discounted similarly. The undiscounted liability is approximately $30 over thirty years.

Following are expected payments for each of the next five years, and a reconciliation of the expected aggregate payments to the liability reflected at September 30, 2005:

2005	$1
2006	2
2007	2
2008	1
2009	1
Remaining aggregate payments	23

Total undiscounted liability	30
Less: discount to net present value	(10)

Liability per Condensed Consolidated Balance Sheet	$20

Superfund Sites / Offsite Landfills—The Company is currently involved in environmental remediation activities at 29 sites (26 at December 31, 2004) in which it has been notified that it is, or may be, a PRP under the United States Comprehensive Environmental Response, Compensation and Liability Act or similar state “superfund” laws. The Company has recorded a liability of approximately $8 at September 30, 2005 and December 31, 2004 related to these sites. The Company anticipates approximately 60% of this liability will be paid within the next five years, with the remaining payments occurring over the next twenty-five years. The Company generally does not bear a significant level of responsibility for these sites, and therefore, has little control over the costs and timing of cash flows. At 17 of the 29 sites, the Company’s share is less than 1%. At the remaining 12 sites, the Company has a share of up to 8.8% of the total liability which accounts for $7 of the total amount reserved for superfund / offsite landfill sites at September 30, 2005 and December 31, 2004. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may be as low as $6 or as high as $19, in the aggregate. In estimating both its current reserves for environmental remediation at these sites and the possible range of additional costs, the Company has not assumed that it will bear the entire cost of remediation of every site to the exclusion of other known PRPs who may be jointly and severally liable. The Company has limited information to assess the viability of other PRPs and their probable contribution on a per site basis. The range of possible outcomes also takes into account the maturity of each project, which results in a more narrow range as the project progresses. The Company’s ultimate liability will depend on many factors including its volumetric share of waste, the financial viability of other PRPs, the remediation methods and technology used, the amount of time necessary to accomplish remediation, and the availability of insurance coverage. The Company’s insurance provides very limited, if any, coverage for these environmental matters.

Sites Under Current Ownership—The Company is conducting environmental remediation at 15 locations currently owned by the Company, of which 2 sites are no longer operating. There are no other parties responsible for remediation at these sites. Much of the remediation is being performed by the Company on a voluntary basis; therefore, the Company has greater control over the costs to be incurred and the timing of cash flows. The Company has accrued approximately $7 and $8 at September 30, 2005 and December 31, 2004, respectively, for remediation and restoration liabilities at these locations. The Company anticipates approximately $4 of these liabilities will be paid within the next three years, with the remaining amounts being paid over the next ten years. Approximately $2 of these reserves is included in the Company’s business realignment reserve, as the environmental clean up is being handled in conjunction with planned closure of the location. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $5 to $15, in the aggregate. The factors influencing the ultimate outcome include the methods of remediation to be elected, the conclusions and assessment of site studies remaining to be completed and the time period required to complete the work.

Other Sites—The Company is conducting environmental remediation at 10 locations (9 at December 31, 2004) formerly owned by BCI. The Company has accrued approximately $3 at September 30, 2005 and December 31, 2004 for remediation and restoration liabilities at these locations. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $2 to $14, in the aggregate. The primary drivers in determining the final costs to the Company on these matters are the method of remediation selected and the level of participation of third parties.

In addition, the Company is responsible for 13 sites (11 at December 31, 2004) that require monitoring where no additional remediation is expected and has also established accruals for other related costs, such as fines and penalties. The Company has accrued approximately $1 at September 30, 2005 and December 31, 2004, respectively, related to these sites. Payment of these liabilities is anticipated to occur over the next ten years. The ultimate cost to the Company will be influenced by any variations in projected monitoring periods or by findings that are better or worse than anticipated findings.

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

For environmental conditions that existed at RPP related sites prior to November 2000, the Royal Dutch/Shell Group of Companies (“Shell”) generally will indemnify the Company for environmental damages associated with environmental conditions that occurred or existed before the recapitalization in November 2000, subject to certain limitations. There have been no claims against RPP since November 2000 relating to RPP environmental matters; therefore, the Company has no accruals at September 30, 2005 and December 31, 2004 relating to RPP environmental matters.

According to the terms of the RSM Transaction, Eastman retained the liability and indemnified RSM for certain matters that occurred or existed before the acquisition in August 2004 subject to certain limitations.

Non-Environmental Legal Matters

The Company has reserved approximately $13 and $21 at September 30, 2005 and December 31, 2004, respectively, relating to all non-environmental legal matters for legal defense and settlement costs that it believes are probable and estimable at this time.

Following is a discussion of non-environmental legal proceedings that are not in the ordinary course of business:

Brazil Tax Claim—In 1992, the State of Sao Paulo Administrative Tax Bureau issued an assessment against BCI’s primary Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes, characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions and the subsidiary has filed an administrative appeal seeking cancellation of the assessment. The Administrative Court upheld the assessment in December 2001. In 2002, the subsidiary filed a second appeal with the highest-level Administrative Court, again seeking cancellation of the assessment. Argument was made to the court in September 2004; the Company is awaiting its ruling. At September 30, 2005, the amount of the assessment, including tax, penalties, monetary correction and interest, is 72 million Brazilian Reais, or approximately $32. The Company believes it has a strong defense against the assessment and will pursue the appeal vigorously, including appealing to the judicial level; however, there is no assurance that the assessment will not be upheld. At this time, the Company does not believe a loss is probable; therefore, only related legal fees have been accrued.

HAI Grand Jury Investigation—HAI received a grand jury subpoena dated November 5, 2003 from the U.S. Department of Justice Antitrust Division relating to a foundry resins Grand Jury investigation. HAI has provided documentation in response to the subpoena. As is frequently the case when such investigations are in progress, various antitrust lawsuits have been brought against the Company alleging that BCI and HAI, along with various other entities, engaged in a price fixing conspiracy. At this time, the Company does not believe a loss is probable; therefore, only related legal fees have been accrued. The Company does not have sufficient information to determine a range of possible outcomes for this matter at this time.

CTA Acoustics—From the third quarter 2003 to the first quarter 2004, six lawsuits were filed against BCI in the 27th Judicial District, Laurel County Circuit Court, in Kentucky, arising from an explosion at a customer’s plant where seven plant workers were killed and other workers were injured. The lawsuits primarily seek recovery for wrongful death, emotional and personal injury, loss of consortium, property damage and indemnity. The litigation also includes claims by the Company’s customer against its insurer and the Company for property damage. On October 20, 2005, a settlement was reached with representatives of the seven deceased plant workers and twelve seriously injured workers. The Company’s proposed share of the settlement amount is covered by insurance. In the unlikely event that the co-defendants do not pay their $21 proposed share of the settlement, the Company could be held liable for this amount. The Company believes any additional liability would be covered by insurance. The property damage claim and suits by workers for emotional distress and minor injuries remain to be resolved. The Company previously accrued $5, the amount of its insurance deductible, relating to these actions and has insurance coverage expected to address any additional payments and legal fees.

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

Other Commitments and Contingencies

The Company entered into contractual agreements with Shell and other third parties for the supply of site services, utilities, materials and facilities and for operation and maintenance services necessary to operate certain RPP facilities on a stand-alone basis. The duration of the contracts range from less than one year to 20 years, depending on the nature of services. Such contracts may be terminated by either party under certain conditions as provided for in the respective agreements; generally, 90 days notice is required for short-term contracts and three years notice is required for longer-term contracts (generally those contracts in excess of five years). Contractual pricing generally includes a fixed and variable component.

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

2005	$2
2006	3
2007	3
2008	3
2009	3
2010 and beyond	14

Total minimum payments	28
Less: Amount represents interest	(8)

Present value of minimum payments	$20

The Company had purchases of $1 and $2 during the three and nine months ended September 30, 2005 under the contracts.

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

The Company expects to use a portion of the proceeds it receives from its proposed IPO (See Note 1) to redeem the Preferred Stock. The net proceeds from the Preferred Stock issuance were $334, after deducting underwriting expenses and expenses of the offering of $16, and were used along with term loan debt borrowed under the Hexion Credit Facility to pay a dividend to its parent on May 31, 2005 (See Note 11). For presentation purposes, the issuance costs of $16 offset the carrying amount of the Preferred Stock. These costs are amortized using the effective interest method from the issue date through October 15, 2014. For accounting purposes, the Preferred Stock is considered increasing rate preferred stock issued at an implied premium. As such, the implied premium is being accreted using the effective interest method from the issue date through May 15, 2007, which is the commencement of the perpetual dividend. For the three and nine months ended September 30, 2005, the Company has recognized accreted dividends, including accretion of the implied premium, of $13 and $18, respectively.

10. Pension and Postretirement Expense

Following are the components of net pension and postretirement expense recognized by the Company for the periods ended September 30, 2005 and 2004:

	Pension		Postretirement
	Three months ended September 30,		Three months ended September 30,
	2005	2004	2005	2004
Service cost	$5	$2	$—	$—
Interest cost	6	3	—	—
Expected return on plan assets	(7)	(4)	—	—
Amortization of prior service cost	—	—	(2)	(1)
Recognized net actuarial loss (gain)	2	—	(1)	(1)

	$6	$1	$(3)	$(2)

	Pension		Postretirement
	Nine months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Service cost	$11	$5	$—	$—
Interest cost	17	6	1	—
Expected return on plan assets	(20)	(8)	—	—
Amortization of prior service cost	—	—	(8)	(1)
Recognized net actuarial loss (gain)	6	—	(2)	(1)

	$14	$3	$(9)	$(2)

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

11. Common Stock and Other Shareholders’ Deficit

On September 19, 2005, the Board of Directors approved a 0.85268157-to-1 reverse stock split. The reverse stock split was effective September 19, 2005 and the par value of the common stock remained at $0.01 per share. All share and per share amounts have been retroactively adjusted for all periods presented to reflect the 0.85268157-to-1 reverse stock split.

As a result of the Combinations and subsequent reverse stock split, the Company’s capital structure consists of 82,629,906 shares outstanding. The Company’s capital structure has been retroactively consolidated for all periods presented. No new shares were issued as a result of the legal merger of RPP, RSM and BCI.

In conjunction with the Combinations, Hexion declared a dividend to its parent of $550 and paid $517 on May 31, 2005. Approximately $6 of the unpaid amount was distributed in the third quarter of 2005, and the remainder is expected to be paid in the second quarter of 2007, and is classified in Other long-term liabilities. The dividend was funded through the proceeds from the issuance of preferred stock and from amounts borrowed under the Company’s credit facility.

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

12. Stock Based Compensation

Prior to the Combinations, RPP, RSM and BHI Acquisition maintained three stock option plans: the RPP 2000 Stock Option Plan (the “RPP plan”), the RSM 2004 Stock Option Plan (the “RSM plan”) and the BHI Acquisition 2004 Stock Incentive Plan (the “2004 Incentive Plan”). In addition to these option plans, the Company’s parent maintains a stock-based deferred compensation plan. Upon the Combinations, the stock options under the RPP plan and RSM plan were exchanged for equivalent stock options under the 2004 Incentive Plan based upon relative fair value.

On September 20, 2005, a 0.464637297-to-1 reverse stock split of Hexion LLC common units was made effective. All common unit amounts relating to options issued by Hexion LLC to the Company’s employees and directors have been retroactively adjusted for all periods presented to reflect the 0.464637297-to-1 reverse stock split. At September 30, 2005, on an as converted basis, there were approximately 4,136,000 options outstanding under the 2004 Incentive Plan and approximately 1,008,000 deferred common stock units under the deferred compensation plan. All outstanding awards at September 30, 2005 are denominated in Hexion LLC units.

In connection with the filing of a registration statement, which is not yet effective, with the SEC for a proposed IPO of its common stock, the Company became subject to the measurement requirements as a public company and consequently remeasured liability designated awards. In addition, modifications to the awards under the 2004 Incentive Plan and the stock-based deferred compensation plan were made to allow for the value of the options to be determined by fair market value instead of by formula. Also, certain directors’ options granted under the RPP plan and RSM plan, which would have been forfeited upon the Combinations, were modified to allow for immediate vesting. These equity modifications were treated in accordance with the provisions of SFAS No. 123(R). As a result of this remeasurement and modifications associated with the Combinations to the RPP plan, the RSM plan, the 2004 Incentive Plan and the deferred compensation plan, the Company recognized a compensation charge of $2 and $10 for the three and nine months ended September 30, 2005, respectively, which is included in Selling, general & administrative expense. The Company expects to realize additional compensation expense of $20, which will be recognized over the vesting period of the underlying stock based awards. These awards are expected to vest over the next seven years.

The Company’s compensation expense was calculated using the Black-Scholes pricing model with risk-free weighted average interest rates ranging from 2.83% to 4.23%, expected lives of 0.75 to 8.22 years, a dividend rate of zero and expected volatility of 30%. In calculating the compensation expense recognized in connection with the modification of the options, the fair value of the Company’s common stock was calculated using a multiple of EBITDA (earnings before interest, taxes, depreciation and amortization) approach, which is a valuation technique commonly used by the investment banking community. Under this technique, estimated enterprise values are the result of an EBITDA multiple derived from comparison to comparable company multiples applied to an appropriate EBITDA amount. The equity value is then calculated by subtracting the amount of the company’s net debt from the calculated enterprise value. This calculation yielded a fair value per share of $17.52 at the combination date.

On May 11, 2005, BHI Acquisition issued options to purchase 84,424 membership units to the Company’s non-management directors. These options have a ten-year life with immediate vesting and exercise upon an IPO. Upon the consummation of an IPO, the Company will recognize expense of $1, which represents the fair value of the options at the date of grant as determined by the Black-Sholes pricing model.

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

A valuation allowance is provided when it is more likely than not that some portion of the Federal tax asset will not be realized. At the date of their acquisition by Apollo, BCI and RSM had valuation allowances on a portion of their deferred tax assets. Those assets consisted primarily of net operating and capital loss carryforwards. At that time, RPP had a net deferred tax liability. As a result of the Combinations, the total valuation allowance was reduced by $50 based on RPP’s net deferred tax liability position. In management’s opinion, the results of future operations will not generate sufficient taxable income to realize these deferred tax assets. Consequently, a full valuation allowance has been provided against these attributes.

Income tax expense for the nine-month period ending September 30, 2005 primarily reflects the impact of taxes on income in non-U.S. jurisdictions, the impact of a cumulative translation adjustment on the settlement of an intercompany loan that had been previously treated as permanently invested and the adjustment of an income tax reserve in the Netherlands. The Company has increased its valuation allowances in various tax jurisdictions, including the U.S., related primarily to net operating losses that may not be realized.

Each quarter, taxes for the full year are estimated and year-to-date tax accrual adjustments are made. Revisions of the full year estimate of accrued taxes occur periodically due to changes in the tax rates, audit resolution with taxing authorities, and newly enacted statutory, judicial and regulatory guidance. These changes, when they occur, affect accrued taxes and can result in a change in the quarterly tax provision. Although the final resolution of any proposed adjustments is uncertain and may involve unsettled areas, based on currently available information, the Company has provided the best estimate of the probable tax liability for such matters.

14. Segment Data

At September 30, 2005, the Company’s management had not made a final determination regarding the financial reporting structure of the internal organization and the composition of its reportable segments. Subsequent to the Combinations, the Company’s management has continued to make operating decisions and assess performance based upon the reportable segments in place prior to the Combinations.

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

Net sales to external customers:

	Three months ended September 30, 2005
	RPP	RSM	BCI (1)	Elim. (2)	Total
Americas	$128	$137	$394	$—	$659
Europe and Africa	163	87	215	(29)	436
Asia Pacific and Middle East	—	2	37	—	39

Total	$291	$226	$646	$(29)	$1,134

	Three months ended September 30, 2004
	RPP	RSM (3)	BCI (4)	Elim. (2)	Total
Americas	$109	$76	$212	$—	$397
Europe and Africa	136	48	23	—	207
Asia Pacific and Middle East	—	2	12	—	14

Total	$245	$126	$247	$—	$618

	Nine months ended September 30, 2005
	RPP	RSM	BCI (1)	Elim. (2)	Total
Americas	$405	$393	$1,245	$(12)	$2,031
Europe and Africa	530	276	398	(30)	1,174
Asia Pacific and Middle East	1	9	102	—	112

Total	$936	$678	$1,745	$(42)	$3,317

	Nine months ended September 30, 2004
	RPP	RSM (3)	BCI (4)	Elim. (2)	Total
Americas	$315	$76	$212	$—	$603
Europe and Africa	391	48	23	—	462
Asia Pacific and Middle East	2	2	12	—	16

Total	$708	$126	$247	$—	$1,081

(1)	Includes Bakelite results from the date of the Bakelite Acquisition.
(2)	Entries to eliminate intersegment transactions between RPP, RSM and BCI.
(3)	Includes results from August 2, 2004.
(4)	Includes results from August 12, 2004.

Operating income (loss):

	Three months ended September 30, 2005
	RPP	RSM	BCI (1)	Elim. (2)	Total
Americas	$3	$(1)	$27	$1	$30
Europe and Africa	15	9	1	(2)	23
Asia Pacific and Middle East	—	—	2	—	2

Total	$18	$8	$30	$(1)	$55

	Three months ended September 30, 2004
	RPP	RSM (3)	BCI (4)	Elim. (2)	Total
Americas	$(1)	$(14)	$(30)	$—	$(45)
Europe and Africa	5	4	—	—	9
Asia Pacific and Middle East	—	—	1	—	1

Total	$4	$(10)	$(29)	$—	$(35)

	Nine months ended September 30, 2005
	RPP	RSM	BCI (1)	Elim. (2)	Total
Americas	$(18)	$(21)	$76	$(1)	$36
Europe and Africa	79	44	7	(2)	128
Asia Pacific and Middle East	(2)	1	3	—	2

Total	$59	$24	$86	$(3)	$166

	Nine months ended September 30, 2004
	RPP	RSM (3)	BCI (4)	Elim. (2)	Total
Americas	$1	$(14)	$(30)	$—	$(43)
Europe and Africa	6	4	—	—	10
Asia Pacific and Middle East	—	—	1	—	1

Total	$7	$(10)	$(29)	$—	$(32)

(1)	Includes Bakelite results from the date of the Bakelite Acquisition.
(2)	Entries to eliminate transactions between RPP, RSM and BCI.
(3)	Includes results from August 2, 2004.
(4)	Includes results from August 12, 2004.

Total assets

	September 30, 2005
	RPP	RSM	BCI	Elim. (1)	Total
Americas	$687	$173	$871	$(18)	$1,713
Europe and Africa	562	217	614	(36)	1,357
Asia Pacific and Middle East	1	15	111	—	127

Total	$1,250	$405	$1,596	$(54)	$3,197

	December 31, 2004
	RPP	RSM	BCI	Elim. (1)	Total
Americas	$644	194	$840	$(4)	$1,674
Europe and Africa	611	193	131	—	935
Asia Pacific and Middle East	1	13	73	—	87

Total	$1,256	$400	$1,044	$(4)	$2,696

(1)	Entries to eliminate transactions between RPP, RSM and BCI and to record deferred taxes.

Reconciliation of operating income to loss from continuing operations before income tax and minority interest:

	Three months ended September 30, 2005	Three months ended September 30, 2004 (1)
Operating income (loss)	$55	$(35)
Interest expense	(56)	(34)
Other non-operating income, net	4	—

Income (loss) from continuing operations before income tax and minority interest	$3	$(69)

	Nine months ended September 30, 2005	Nine months Ended September 30, 2004 (1)
Operating income (loss)	166	(32)
Interest expense	(152)	(73)
Write-off of deferred financing fees	(17)	—
Other non-operating expense, net	(14)	—

Loss from continuing operations before income tax and minority interest	$(17)	$(105)

(1)	Includes RSM results from August 2, 2004 and BCI results from August 12, 2004.

Set forth below is the segment reporting for RSM and BCI.

Segment reporting for RSM for the three and nine months ended September 30, 2005 and 2004:

	Three months ended September 30, 2005	Three months ended September 30, 2004 (1)
Net sales to external customers
SRM	$181	$98
Inks	45	28

Total	$226	$126

Operating income (loss)
SRM	$12	$(1)
Inks	1	(2)
Corporate and Other	(5)	(7)

Total	$8	$(10)

	Nine months ended September 30, 2005	Nine months ended September 30, 2004 (1)
Net sales to external customers
SRM	$545	$98
Inks	133	28

Total	$678	$126

Operating income (loss)
SRM	$47	$(1)
Inks	5	(2)
Corporate and Other	(28)	(7)

Total	$24	$(10)

	September 30, 2005	December 31, 2004
Total Assets
SRM	$304	$288
Inks	101	108
Corporate and Other	—	4

Total	$405	$400

(1)	Includes results from August 2, 2004.

Segment reporting for BCI for the three and nine months ended September 30, 2005 and 2004:

	Three months ended September 30, 2005	Three months ended September 30, 2004 (1)
Net sales to external customers
Forest Products	$243	$132
Performance Resins	123	62
Bakelite(2)	176	—
International	104	53

Total	$646	$247

Segment EBITDA
Forest Products	$28	$15
Performance Resins	22	7
Bakelite(2)	8	—
International	9	3
Corporate and Other	(10)	(2)

Total	$57	$23

	Nine months ended September 30, 2005 (2)	Nine months ended September 30, 2004 (1)
Net sales to external customers
Forest Products	$766	$132

Performance Resins	369	62
Bakelite(2)	297	—
International	313	53

Total	$1,745	$247

Segment EBITDA
Forest Products	$90	$15
Performance Resins	55	7
Bakelite(2)	14	—
International	30	3
Corporate and Other	(32)	(2)

Total	$157	$23

	September 30, 2005	December 31, 2004
Total Assets
Forest Products	$373	$403
Performance Resins	213	213
Bakelite	534	—
International	288	291
Corporate and Other	188	137

Total	$1,596	$1,044

(1)	Includes results from August 12, 2004.
(2)	Includes Bakelite results from the date of the Bakelite Acquisition.

Reconciliation of Segment EBITDA to net loss:

	Three months ended September 30, 2005	Three months ended September 30, 2004 (1)
Segment EBITDA—BCI:
Forest Products	$28	$15
Performance Resins	22	7
Bakelite	8	—
International	9	3
Corporate & Other	(10)	(2)
Operating expense not included in BCI Segment EDITDA	(9)	(45)
Depreciation and amortization-BCI	(18)	(7)
Operating income-RPP	18	4
Operating income (loss) -RSM	8	(10)
Transaction costs and elimination of intercompany profits	(1)	—

Total operating income – consolidated	55	(35)

Interest expense— consolidated	(56)	(34)
Other non-operating income — consolidated	4	—
Income tax expense— consolidated	(8)	(14)
Minority interest in net (income) loss of consolidated subsidiaries	(1)	4

Net loss— consolidated	$(6)	$(79)

(1)	Includes RSM results from August 2, 2004 and BCI results from August 12, 2004.

	Nine months ended September 30, 2005	Nine months ended September 30, 2004 (1)
Segment EBITDA—BCI:
Forest Products	$90	$15
Performance Resins	55	7
Bakelite	14	—
International	30	3
Corporate & Other	(32)	(2)
Operating expense not included in BCI Segment EDITDA	(24)	(45)
Depreciation and amortization-BCI	(47)	(7)
Operating income-RPP	59	7
Operating income (loss)-RSM	24	(10)
Transaction costs and elimination of intercompany profits	(3)	—

Total operating income (loss) – consolidated	166	(32)

Interest expense— consolidated	(152)	(73)
Write-off of deferred financing fees	(17)	—
Other non-operating expense — consolidated	(14)	—
Income tax (expense) benefit — consolidated	(43)	4
Minority interest in net (income) loss of consolidated subsidiaries	(3)	7
Loss from discontinued operations	(10)	—

Net loss— consolidated	$(73)	$(94)

(1)	Includes RSM results from August 2, 2004 and BCI results from August 12, 2004.

Segment EBITDA is equal to net income before depreciation and amortization, interest expense, other non-operating expenses or income, income taxes and other adjustments. Segment EBITDA is presented by reportable segment and for Corporate & Other of BCI for the three and nine months ended September 30, 2005 and 2004. Segment EBITDA information is presented with BCI’s segment disclosures because it is the measure used by BCI’s management in the evaluation of operating results and in determining allocations of capital resources among the business segments. It is also the metric used by BCI to set management and executive incentive compensation.

15. Guarantor/Non-Guarantor Subsidiary Financial Information

In conjunction with the Apollo acquisition of BCI, BCI formed two wholly owned finance subsidiaries to borrow $475 through a private debt offering. The Company and certain of its U.S. subsidiaries (the “combined subsidiary guarantors”) guarantee this debt. In addition, following the Combinations, the Company, the combined subsidiary guarantors and Hexion U.S. Finance Corporation (formerly known as Borden U.S. Finance) also guarantee the senior secured debt previously issued by RPP (“the RPP guaranteed debt”).

The following information contains the condensed consolidating financial information for the parent, Hexion, the subsidiary issuers (Hexion U.S. Finance Corporation, formerly known as Borden U.S. Finance Corporation, Hexion Nova Scotia Finance, ULC (formerly known as Borden Nova Scotia, ULC) (“Nova Scotia, ULC”) and HSC Capital Corporation (formerly known as RPP Capital Corporation) (“HSC Capital”)), the combined subsidiary guarantors (BDS Two, Inc., Borden Chemical Investments, Inc., Borden Chemical Foundry, Inc., Lawter International, Inc., Borden Chemical International, Inc., Bakelite North America Holding Company, Bakelite Epoxy Polymers Corporation, Oilfield Technology Group, Inc. and Borden Services Company) and the combined non-guarantor subsidiaries, which includes all of the Company’s foreign subsidiaries and HAI. All of the subsidiary issuers and subsidiary guarantors are owned 100% by Hexion. All guarantees are full and unconditional and are joint and several. There are no significant restrictions on the ability of the Company to obtain funds from its domestic subsidiaries by dividend or loan. While the Company’s Australian subsidiary and HAI are restricted in the payment of dividends and intercompany loans due to the terms of their credit facilities, there are no material restrictions on the Company’s ability to obtain cash from the remaining U.S. non-guarantor subsidiaries.

This information includes allocations of corporate overhead to the combined non-guarantor subsidiaries based on net sales. Income tax expense has been provided on the combined non-guarantor subsidiaries based on actual effective tax rates. All other tax expense is reflected in the parent.

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED SEPTEMBER 30, 2005

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers (1)	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$525	$—	$26	$663	$(80)	$1,134
Cost of sales	457	—	25	561	(79)	964

Gross profit	68	—	1	102	(1)	170

Selling, general & administrative expense	44	—	2	58	—	104
Transaction related costs	4	—	—	1	—	5
Other operating expense	3	—	—	3	—	6

Operating income (loss)	17	—	(1)	40	(1)	55

Interest expense	34	15	—	7	—	56
Intercompany royalty expense (income)	7	—	(7)	—	—	—
Intercompany interest expense (income)	76	(17)	(70)	11	—	—
Equity in earnings of subsidiaries, net	(86)	—	(2)	—	88	—
Other non-operating (income) expense	(10)	—	—	6	—	(4)

Income (loss) before income tax and minority interest	(4)	2	78	16	(89)	3
Income tax expense (benefit)	1	—	—	7	—	8

(Loss) income before minority interest	(5)	2	78	9	(89)	(5)
Minority interest in net income of consolidated subsidiaries	1	—	—	—	—	1

Net (loss) income	$(6)	$2	$78	$9	$(89)	$(6)

(1)	Subsidiary issuers include Hexion U.S. Finance Corporation, HSC Capital and Nova Scotia, ULC. Hexion U.S. Finance Corporation is also a guarantor of the RPP guaranteed debt. HSC Capital is also a subsidiary guarantor of the debt issued by Hexion U.S. Finance Corporation and Nova Scotia, ULC. The primary asset of the Hexion U.S. Finance Corporation is an intercompany receivable from Hexion (the parent) for $197, which is essentially offset by the debt payable. HSC Capital has no significant assets.

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED SEPTEMBER 30, 2004

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers(1)	Combined Subsidiary Guarantors(1)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$325	$—	$13	$313	$(33)	$618
Cost of sales	300	—	14	271	(33)	552

Gross profit (loss)	25	—	(1)	42	—	66

Selling, general & administrative expense	18	—	1	34	—	53
Transaction related costs	32	—	—	15	—	47
Other operating expense (income)	(5)	—	(1)	7	—	1

Operating loss	(20)	—	(1)	(14)	—	(35)

Interest expense	27	6	—	1	—	34
Intercompany interest expense (income)	19	(6)	(18)	5	—	—
Equity in earnings (loss) of subsidiaries, net	6	—	(1)	—	(5)	—
Other non-operating (income) expense	(1)	—	—	1	—	—

(Loss) income before income tax and minority interest	(71)	—	18	(21)	5	(69)
Income tax expense	12	—	—	2	—	14

(Loss) income before minority interest	(83)	—	18	(23)	5	(83)
Minority interest in net loss of consolidated subsidiaries	(4)	—	—	—	—	(4)

Net (loss) income	$(79)	$—	$18	$(23)	$5	$(79)

(1)	The three and nine month data for 2004 reflects RPP results for the full year, RSM results from August 2, 2004 and BCI results from August 12, 2004.

HEXION SPECIALTY CHEMICALS, INC.

NINE MONTHS ENDED SEPTEMBER 30, 2005

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers (1)	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,625	$—	$67	$1,835	$(210)	$3,317
Cost of sales	1,428	—	66	1,544	(207)	2,831

Gross profit	197	—	1	291	(3)	486

Selling, general & administrative expense	135	—	4	151	—	290
Transaction related costs	25	—	—	9	—	34
Other operating (income) expense	(5)	—	(2)	3	—	(4)

Operating income (loss)	42	—	(1)	128	(3)	166

Interest expense	101	40	—	11	—	152
Write-off of deferred financing fees	9	6	—	2	—	17
Intercompany royalty expense (income)	17	—	(19)	2	—	—
Intercompany interest expense (income)	197	(42)	(185)	30	—	—
Equity in earnings of subsidiaries, net	(212)	—	(6)	—	218	—
Other non-operating expense (income)	(5)	1	—	18	—	14

(Loss) income from continuing operations before income tax and minority interest	(65)	(5)	209	65	(221)	(17)
Income tax expense	2	—	1	40	—	43

(Loss) income from continuing operations before minority interest	(67)	(5)	208	25	(221)	(60)
Minority interest in net income of consolidated subsidiaries	3	—	—	—	—	3

(Loss) income from continuing operations	(70)	(5)	208	25	(221)	(63)
Loss from discontinued operations	3	—	—	7	—	10

Net (loss) income	$(73)	$(5)	$208	$18	$(221)	$(73)

(1)	Subsidiary issuers include Hexion U.S. Finance Corporation, HSC Capital and Nova Scotia, ULC. Hexion U.S. Finance Corporation is also a guarantor of the RPP guaranteed debt. HSC Capital is also a subsidiary guarantor of the debt issued by Hexion U.S. Finance Corporation and Nova Scotia, ULC. The primary asset of the Hexion U.S. Finance Corporation is an intercompany receivable from Hexion (the parent) for $197, which is essentially offset by the debt payable. HSC Capital has no significant assets.

HEXION SPECIALTY CHEMICALS, INC.

NINE MONTHS ENDED SEPTEMBER 30, 2004

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers(1)	Combined Subsidiary Guarantors(1)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$541	$—	$13	$580	$(53)	$1,081
Cost of sales	497	—	14	510	(53)	968

Gross profit (loss)	44	—	(1)	70	—	113

Selling, general & administrative expense	40	—	1	57	—	98
Transaction related costs	26	—	—	21	—	47
Other operating (income) expense	(5)	—	(1)	6	—	—

Operating loss	(17)	—	(1)	(14)	—	(32)

Interest expense	66	6	—	1	—	73
Intercompany interest expense (income)	16	(6)	(18)	8	—	—
Equity in earnings (loss) of subsidiaries, net	5	—	(1)	—	(4)	—
Other non-operating (income) expense	(1)	—	—	1	—	—

(Loss) income before income tax and minority interest	(103)	—	18	(24)	4	(105)
Income tax benefit	(2)	—	—	(2)	—	(4)

(Loss) income before minority interest	(101)	—	18	(22)	4	(101)
Minority interest in net loss of consolidated subsidiaries	(7)	—	—	—	—	(7)

Net (loss) income	$(94)	$—	$18	$(22)	$4	$(94)

(1)	The three and nine month data for 2004 reflects RPP results for the full year, RSM results from August 2, 2004 and BCI results from August 12, 2004.

HEXION SPECIALTY CHEMICALS, INC.

SEPTEMBER 30, 2005

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers (1)	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and equivalents	$12	$—	$1	$151	$—	$164
Accounts receivable, net	177	—	16	414	—	607
Accounts receivable from (payable to) affiliates	(2)	2	1	(1)	—	—
Inventories:
Finished and in-process goods	127	—	8	161	—	296
Raw materials and supplies	60	—	5	91	—	156
Other current assets	118	—	1	29	—	148

	492	2	32	845	—	1,371

Other Assets
Investment in subsidiaries	6,815	—	14	—	(6,829)	—
Intercompany loans receivable	—	652	6,349	73	(7,074)	—
Other assets	54	20	2	23	—	99

	6,869	672	6,365	96	(13,903)	99

Property and Equipment, net	661	—	7	743	—	1,411
Goodwill	59	—	—	87	—	146
Other Intangible Assets, net	97	—	—	73	—	170

Total Assets	$8,178	$674	$6,404	$1,844	$(13,903)	$3,197

LIABILITIES, REDEEMABLE PREFERRED STOCK, COMMON STOCK AND OTHER SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts and drafts payable	$185	$—	$11	$244	$—	$440
Debt payable within one year	17	—	—	44	—	61
Loans payable to affiliates	2	—	3	(5)	—	—
Interest payable	38	12	—	—	—	50
Income taxes payable	38	—	—	27	—	65
Other current liabilities	136	—	1	83	—	220

	416	12	15	393	—	836

Other Liabilities
Long-term debt	1,368	625	—	313	—	2,306
Intercompany loans payable	6,601	(12)	—	485	(7,074)	—
Non-pension postemployment benefit obligations	114	—	—	23	—	137
Deferred income taxes	14	—	—	141	—	155
Other long-term liabilities	172	—	—	95	—	267

	8,269	613	—	1,057	(7,074)	2,865

Minority interest in consolidated subsidiaries	8	—	—	3	—	11
Redeemable preferred stock	352	—	—	—	—	352
Common Stock and Other Shareholders’ (Deficit) Equity	(867)	49	6,389	391	(6,829)	(867)

Total Liabilities, Redeemable Preferred Stock, Common Stock and Other Shareholders’ (Deficit) Equity	$8,178	$674	$6,404	$1,844	$(13,903)	$3,197

(1)	Subsidiary issuers include Hexion U.S. Finance Corporation, HSC Capital and Nova Scotia, ULC. Hexion U.S. Finance Corporation is also a guarantor of the RPP guaranteed debt. HSC Capital is also a subsidiary guarantor of the debt issued by Hexion U.S. Finance Corporation and Nova Scotia, ULC. The primary asset of the Hexion U.S. Finance Corporation is an intercompany receivable from Hexion (the parent) for $197, which is essentially offset by the debt payable. HSC Capital has no significant assets.

HEXION SPECIALTY CHEMICALS, INC.

DECEMBER 31, 2004

CONDENSED CONSOLIDATING BALANCE SHEET

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers (1)	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and equivalents	$63	$—	$9	$80	$—	$152
Accounts receivable, net	198	—	15	305	—	518
Accounts receivable from affiliates	10	—	—	—	(10)	—
Inventories:
Finished and in-process goods	152	—	8	130	—	290
Raw materials and supplies	52	—	6	57	—	115
Other current assets	43	—	1	10	10	64

	518	—	39	582	—	1,139

Other Assets
Investment in subsidiaries	6,648	—	16	—	(6,664)	—
Intercompany loans receivable	189	482	6,152	—	(6,823)	—
Other assets	29	19	—	47	—	95

	6,866	501	6,168	47	(13,487)	95

Property and Equipment, net	636	—	8	679	—	1,323
Goodwill	35	—	—	16	—	51
Other Intangible Assets, net	82	—	—	6	—	88

Total Assets	$8,137	$501	$6,215	$1,330	$(13,487)	$2,696

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts and drafts payable	$228	$—	$9	$251	$—	$488
Accounts payable to affiliates	2	(14)	15	—	(3)	—
Debt payable within one year	8	—	—	8	—	16
Interest payable	22	14	—	—	—	36
Income taxes payable	33	—	—	—	—	33
Other current liabilities	85	—	1	44	3	133

	378	—	25	303	—	706

Other Liabilities
Long-term debt	1,348	475	—	11	—	1,834
Intercompany loans payable	6,390	—	—	433	(6,823)	—
Non-pension postemployment benefit obligations	120	—	—	22	—	142
Deferred income taxes	34	—	—	97	—	131
Other long-term liabilities	122	—	1	15	—	138

	8,014	475	1	578	(6,823)	2,245

Minority interest in consolidated subsidiaries	54	—	—	—	—	54
Shareholders’ (Deficit) Equity	(309)	26	6,189	449	(6,664)	(309)

Total Liabilities and Shareholders’ (Deficit) Equity	$8,137	$501	$6,215	$1,330	$(13,487)	$2,696

(1)	Subsidiary issuers include Hexion U.S. Finance Corporation, HSC Capital and Nova Scotia, ULC. Hexion U.S. Finance Corporation is also a guarantor of the RPP guaranteed debt. HSC Capital is also a subsidiary guarantor of the debt issued by Hexion U.S. Finance Corporation and Nova Scotia, ULC. The primary asset of the Hexion U.S. Finance Corporation is an intercompany receivable from Hexion (the parent) for $197, which is essentially offset by the debt payable. HSC Capital has no significant assets.

HEXION SPECIALTY CHEMICALS, INC.

NINE MONTHS ENDED SEPTEMBER 30, 2005

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers (1)	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from (used in) Operating Activities	$(57)	$37	$7	$116	$—	$103

Cash Flows (used in) from Investing Activities
Capital expenditures	(33)	—	—	(30)	—	(63)
Acquisition of businesses	(4)	—	—	(230)	—	(234)
Proceeds from sale of business	—	—	3	—	—	3
Investment in subsidiary	(95)	—	—	—	95	—
Dividend from subsidiary	100	—	—	—	(100)	—

	(32)	—	3	(260)	(5)	(294)

Cash flows from (used in) Financing Activities
Net short-term debt repayments	(8)	—	—	(4)	—	(12)
Borrowings of long-term debt	465	398	—	331	—	1,194
Repayments of long-term debt	(456)	(250)	—	(48)	—	(754)
Proceeds from issuance of preferred stock, net of issuance costs	334	—	—	—	—	334
Affiliated loan (repayments) borrowings	229	(181)	(9)	(39)	—	—
Long-term debt and credit facility financing fees paid	(10)	(4)	—	(8)	—	(22)
IPO related costs	(8)	—	—	—	—	(8)
Dividends paid	(508)	—	(9)	(106)	100	(523)
Capital contribution from affiliates	—	—	—	95	(95)	—

	38	(37)	(18)	221	5	209

Effect of exchange rates on cash and equivalents	—	—	—	(6)	—	(6)

Increase (decrease) in cash and equivalents	(51)	—	(8)	71	—	12
Cash and equivalents at beginning of period	63	—	9	80	—	152

Cash and equivalents at end of period	$12	$—	$1	$151	$—	$164

(1)	Subsidiary issuers include Hexion U.S. Finance Corporation, HSC Capital and Nova Scotia, ULC. Hexion U.S. Finance Corporation is also a guarantor of the RPP guaranteed debt. HSC Capital is also a subsidiary guarantor of the debt issued by Hexion U.S. Finance Corporation and Nova Scotia, ULC. The primary asset of the Hexion U.S. Finance Corporation is an intercompany receivable from Hexion (the parent) for $197, which is essentially offset by the debt payable. HSC Capital has no significant assets.

HEXION SPECIALTY CHEMICALS, INC.

NINE MONTHS ENDED SEPTEMBER 30, 2004

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers(1,2)	Combined Subsidiary Guarantors(2)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows (used in) from Operating Activities	$(289)	$—	$29	$183	$—	$(77)

Cash Flows from (used in) Investing Activities
Capital expenditures	(22)	—	—	(7)	—	(29)
Acquisition of businesses, net of cash acquired	17	—	(24)	(145)	—	(152)
Cash combination of BCI	185	—	—	—	—	185
Proceeds from the sale of business, net of cash	260	—	—	(260)	—	—
Proceeds from the sale of assets	4	—	—	—	—	4

	444	—	(24)	(412)	—	8

Cash flows from (used in) Financing Activities
Net short-term debt repayments	(4)	—	—	(2)	—	(6)
Borrowings of long-term debt	165	—	—	18	—	183
Repayments of long-term debt	(93)	—	—	(18)	—	(111)
Affiliated loans (repayments)	(274)	—	—	274	—	—
Proceeds from issuance of common stock	60	—	—	—	—	60

	(146)	—	—	272	—	126

Effect of exchange rates on cash and equivalents	—	—	—	1	—	1

Increase in cash and equivalents	9	—	5	44	—	58
Cash and equivalents at beginning of period	34	—	—	15	—	49

Cash and equivalents at end of period	$43	$—	$5	$59	$—	$107

(1)	Subsidiary issuers include Hexion U.S. Finance Corporation, HSC Capital and Nova Scotia, ULC. Hexion U.S. Finance Corporation is also a guarantor of the RPP guaranteed debt. HSC Capital is also a subsidiary guarantor of the debt issued by Hexion U.S. Finance Corporation and Nova Scotia, ULC. The primary asset of the Hexion U.S. Finance Corporation is an intercompany receivable from Hexion (the parent) for $197, which is essentially offset by the debt payable. HSC Capital has no significant assets.
(2)	The three and nine month data for 2004 reflects RPP results for the full year, RSM results from August 2, 2004 and BCI results from August 12, 2004.

16. Subsequent Event

The Rhodia Business Unit Acquisition

On November 3, 2005, the Company signed a definitive agreement to purchase the decorative coatings and adhesives business unit of The Rhodia Group. The Rhodia business had 2004 sales of approximately €150, with 8 manufacturing facilities in Europe, Australia and Thailand. Closing will occur upon successful completion of normal governmental reviews.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in millions)

Forward-Looking and Cautionary Statements

Certain statements in this quarterly report on Form 10-Q, including without limitation, statements made under the captions “Overview” and “Outlook,” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the management of Hexion Specialty Chemicals, Inc. (which may be referred to as “Hexion,” “we,” “us,” “our” or the “Company”) may from time to time make oral forward- looking statements. Forward looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “will” or “intend” and similar expressions. The forward-looking statements contained herein reflect our current views with respect to future events and are based on our currently available financial, economic and competitive data and on current business plans. Actual results could vary materially depending on risks and uncertainties that may affect the Company’s operations, markets, services, prices and other factors as discussed in our filings with the U.S. Securities and Exchange Commission, or SEC. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: the ability to effectively integrate the operations included in the Combinations and realize anticipated synergies including cost savings and revenue enhancements; the risk that the Company may incur significant cash integration costs to achieve any such synergies; the risks associated with the reduced liquidity generated by the substantial additional indebtedness incurred in conjunction with the Combinations and the Bakelite Transaction, including reduced liquidity for working capital and other purposes, increased vulnerability to general economic conditions and floating interest rates, and reduced financial and operating flexibility due to increased covenant and other restrictions in the Company’s credit facilities and indentures; the Company’s exposure to economic downturns and market cycles; the risks associated with intense competition in the Company’s markets, particularly the pricing of the Company’s products; the risks of large or rapid increases in raw material costs or substantial decreases in their availability, and the Company’s dependence on particular raw material feedstock suppliers; economic, political and other risks associated with the Company’s international sales and operations, including changes in currency exchange rates (primarily between the U.S. dollar, the Euro, the Canadian dollar, British pound and the Brazilian Real); the risks associated with pending litigation, as well as other potential product liability claims due to the nature of the Company’s products; the risks associated with environmental compliance costs and liabilities; the ability to avoid employee work stoppages and other labor difficulties; regulatory factors such as changes in governmental regulations involving our products that lead to environmental and legal matters; changes in laws and regulations involving taxation requirements and accounting standards; and market performance of pension plan assets and changes in discount rates used for actuarial assumptions in pension and other postretirement obligation and expense calculations. There is no assurance that the Company’s expectations will be realized. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as otherwise required by law.

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

On April 25, 2005, the Company filed a registration statement, which is not yet effective, with the SEC for a proposed initial public offering (“IPO”) of its common stock. We have subsequently filed five amendments to our registration statement on May 2, 2005, June 13, 2005, July 15, 2005, August 26, 2005 and September 19, 2005.

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

Overview

We are the world’s largest producer of thermosetting resins, or thermosets. Thermosets are a critical ingredient for virtually all paints, coatings, glues and other adhesives produced for consumer or industrial uses. We are focused primarily on providing a broad array of thermosets and associated technologies, with leading market positions in all key markets served.

The global thermoset resins market is approximately $34 billion in annual sales, of which our primary markets represent approximately $19 billion in annual sales.

Our products are used in thousands of applications and are sold into diverse markets, such as forest products, architectural and industrial paints, packaging, consumer products and automotive coatings, as well as higher growth markets, such as composites, UV cured coatings and electrical laminates. As of September 30, 2005, we had 86 production and distribution sites globally and produce many of our key products locally in North America, Latin America, Europe and Asia. Through this worldwide network of strategically located production facilities, we serve more than 5,000 customers in 96 countries. We believe our global scale provides us with significant advantages over many of our competitors. In areas where it is advantageous, we are able to produce strategic raw materials, providing us a low-cost operating structure and security of supply. In other areas, where we can capitalize on our technical know-how and market presence to capture additional value, we are integrated downstream into product formulations. Our position in certain additives, complementary materials and services further enables us to leverage our core thermoset technologies and provide customers a broad range of product solutions. Our global customers include leading companies in their respective industries, such as 3M, BASF, Bayer, DuPont, GE, Halliburton, Honeywell, Owens Corning, PPG Industries, Sumitomo, Sun Chemicals, Valspar and Weyerhaeuser.

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

After a relatively flat demand for our epoxy resins in 2002 and 2003, demand for our epoxy resins increased significantly in 2004, and demand through the first three quarters of 2005 has continued to be strong. Similarly, the pricing environment for our epoxy resins was positively impacted by increased demand and lack of availability of raw materials in some segments of the market.

From 1997 to 2000, demand for bisphenol-A (“BPA”), a key precursor in the manufacture of epoxy resins, grew by approximately 13% per year driven primarily by the polycarbonate end-uses (electronics, computer, telecommunications and data equipment), whereas from 2000 to 2004, the average growth rate was approximately 6%. In 2004, there was a strong recovery in global BPA demand primarily driven by stronger production rates. Compared to 2003, the estimated demand growth again approached 13%. More importantly, in the second half of 2004, the resulting tightness in supply and demand allowed for margin expansion despite the fact that the prices for phenol (BPA’s key feedstock) saw unprecedented increases in 2004. Global demand through the first three quarters of 2005 has continued to be strong, and Hexion is in the process of activating a previously idled reactor to help meet this demand.

Raw Material Costs. Raw material costs make up approximately 80% of our product costs. The primary raw materials that we use are phenol, methanol, urea, propylene, chlorine and acetone. The prices of these raw materials continue to fluctuate. Compared to the first nine months of 2004, the average prices of methanol, phenol and urea increased approximately 19%, 29% and 30%, respectively, in the first three quarters of 2005. Since year-end 2004, the average index price of methanol decreased about 5%, phenol decreased 9%, while urea increased approximately 11% in the first three quarters of 2005.

While methanol prices have declined from the peaks established in the second quarter of 2005, North American prices remain the highest in the world and will likely result in continued shifting of chemical demand to other regions of the globe. Methanol prices are forecasted to remain stable throughout the remainder of 2005. Both phenol and urea prices are forecasted to rise in the fourth quarter of 2005.

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

Various government agencies are conducting formaldehyde health assessments and evaluating the need for additional regulations. Although formaldehyde has been heavily regulated for several years, further regulation of formaldehyde could follow over time. In 2004, the International Agency for Research on Cancer (“IARC”) reclassified formaldehyde as “carcinogenic to humans,” a higher classification than previous IARC evaluations based principally on a study linking formaldehyde exposure to nasopharyngeal cancer, a rare form of cancer in humans. IARC also concluded that there was strong but not sufficient evidence for a finding of an association between leukemia and occupational exposure to formaldehyde, although IARC could not identify a mechanism for leukemia induction. We believe that our production facilities will be able to comply with any likely regulatory impact without any material impact on the business.

We support appropriate scientific research and risk-based policy decision-making, and we are working with industry groups, including the Formaldehyde Council, Inc.(“FCI”), to ensure that governmental assessments and regulations are based on sound scientific information. As part of that effort, the FCI is currently funding additional health research to supplement the existing science database. Results from some of this work will be available in 2006. We have state-of-the art technologies and credible stewardship programs and processes in place to provide compliant and cost-effective resin systems to our customers.

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

Impact of Hurricanes Katrina and Rita. During the third quarter of 2005, our operations in the Gulf Coast region of the United States were impacted by Hurricanes Katrina and Rita. Our Norco, LA and Deer Park, TX facilities incurred minimal damage from the hurricanes; however, the facilities were closed for 45 and 14 days after the huricanes, respectively, due to repairs at facilities from which we rely on to provide utilities to our facilities. Our facilities in the Gulf Coast escaped significant damage from Hurricane Rita, and though our facilities in the region were shut down in anticipation of Hurricane Rita, none remained closed for repair after the storm.

Our third quarter results were significantly impacted by the hurricanes as well. Approximately $10 of incremental expenses associated with the hurricanes negatively impacted the quarter’s operating income. These incremental expenses included higher cost of key raw materials, plant downtime, supply chain and other logistical disruptions and dislocated employees. We believe our fourth quarter 2005 operating results will continue to be negatively impacted by incremental expenses, of approximately $10-$20, directly related to the hurricanes.

Other Factors Impacting Our Results. Other pressures on our profit margins include rising utility costs and increasing employee benefit, general insurance and legal costs. We are taking a number of steps to control and/or mitigate the impact of these costs. In addition, we are continuing to analyze our business structure and consolidate plants and functions where we can realize significant cost savings and productivity gains. These consolidations have resulted in severance costs. Future consolidations or productivity initiatives may include asset impairment charges and severance costs.

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

The financial data for Hexion for the three and nine months ended September 30, 2004 includes:

•	The results of operations of RPP for the three and nine months ended September 30, 2004,

•	The results of operations of BCI since the acquisition of BCI by Apollo on August 12, 2004 and

•	The results of operations of RSM since the acquisition of RSM by Apollo on August 2, 2004

The financial data for Hexion for the three and nine months ended September 30, 2005 includes:

•	The results of operations of RPP for the three and nine months ended September 30, 2005,

•	The results of operations of BCI for the three and nine months ended September 30, 2005,

•	The results of operations of RSM for the three and nine months ended September 30, 2005 and

•	The results of operations of Bakelite since the completion of the Bakelite Acquisition on April 29, 2005.

Accordingly, the results of operations of Hexion for periods prior to the BCI and RSM acquisitions and the Bakelite Acquisition are not comparable to results for subsequent periods.

Outlook

We expect to generate increasing free cash flow (cash flow from operating activities less anticipated capital expenditures) in the future due to improving operating characteristics and the absence of one-time costs associated with the Combinations and the IPO. Our products are generally less capital intensive to manufacture than many other products in the chemical industry and, as a result, we have low maintenance capital and moderate working capital requirements. Furthermore, due to our tax assets and other structuring considerations, we expect to have very low cash tax requirements for the foreseeable future. Additionally, we expect to realize in excess of $125 in annual net cost synergies from the Combinations, which should further improve free cash flow. We expect that these synergies will be implemented within 18 months of the consummation of the Combinations. We expect to incur one-time costs of approximately $75 during the next two years in connection with implementing these synergies. We expect that all of these factors will enable us to generate increased free cash flow, which we anticipate will be available to reduce indebtedness or for other strategic purposes.

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

Environmental Remediation and Restoration Liabilities. Accruals for environmental matters are recorded when we believe it is probable that a liability has been incurred and we can reasonably estimate the amount of the liability. Our accruals are established following the guidelines of Statement of Position 96-1, “Environmental Remediation Liabilities.” We have accrued approximately $39 and $41 at September 30, 2005 and December 31, 2004, respectively, for all probable environmental remediation and restoration liabilities, which is our best estimate of these liabilities. Based on currently available information and analysis, we believe that it is reasonably possible that the costs associated with such liabilities may fall within a range of $27 to $80. This estimate of the range of reasonably possible costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of this range, we used assumptions that are less favorable to Hexion among the range of reasonably possible outcomes, but we did not assume we would bear full responsibility for all sites, to the exclusion of other potentially responsible parties (“PRPs”).

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

In estimating accruals necessary for income tax exposures, including estimating the outcome of audits by U.S. and non-U.S. governing tax authorities, we apply the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” as well as SFAS No. 109, “Accounting for Income Taxes.” These estimates require significant judgment and, in the case of audits by tax authorities, may often involve negotiated settlements.

Factors influencing the final determination of tax liabilities include:

•	Future taxable income;

•	Execution of business strategies; and

•	Negotiations of tax settlements with taxing authorities.

We believe our reserves established for probable tax liabilities are appropriate at September 30, 2005.

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

These assumptions are updated annually. Actual results that differ from our assumptions are accumulated and amortized over future periods; therefore, these variances affect our expenses and obligations recorded in future periods. Future pension expense and required contributions will also depend on future investment performance, changes in future discount rates and various other factors related to the participants in our pension plans.

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

Impairment of Long-Lived Assets. As events warrant, the Company evaluates the recoverability of long-lived assets by assessing whether the carrying value can be recovered over their remaining useful lives through the expected future undiscounted operating cash flows of the underlying business. Any impairment loss required is determined by comparing the carrying value of the assets to operating cash flows on a discounted basis.

Results of Operations:

Following is a comparison of net sales, gross profit, operating income (loss) and loss from continuing operations for the three and nine months ended September 30, 2005 and 2004.

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
Net sales	$1,134	$618	$3,317	$1,081
Gross profit	170	66	486	113
Operating income (loss)	55	(35)	166	(32)
Loss from continuing operations	$(6)	$(79)	$(63)	$(94)

Following is a comparison of net sales, gross profit and operating income (loss) by legacy business for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30, 2005
	RPP	RSM	BCI	Elim (a)	Total
Net sales	$291	$226	$646	$(29)	$1,134
Gross profit	48	26	97	(1)	170
Operating income	18	8	30	(1)	55

	Three Months Ended September 30, 2004
	RPP	RSM (b)	BCI (b)	Elim (a)	Total
Net sales	$245	$126	$247	$—	$618
Gross profit	27	5	34	—	66
Operating income (loss)	4	(10)	(29)	—	(35)

	Nine Months Ended September 30, 2005
	RPP	RSM	BCI (c)	Elim (a)	Total
Net sales	$936	$678	$1,745	$(42)	$3,317
Gross profit	150	82	257	(3)	486
Operating income	59	24	86	(3)	166

	Nine Months Ended September 30, 2004
	RPP	RSM (b)	BCI (c)	Elim (a)	Total
Net sales	$708	$126	$247	$—	$1,081
Gross profit	74	5	34	—	113
Operating income (loss)	7	(10)	(29)	—	(32)

(a)	Entries to eliminate transactions between RPP, RSM and BCI, and tax and other effects of the Combinations.
(b)	Represents results of RSM and BCI since their respective acquisitions by Apollo on August 2, 2004 and August 12, 2004, respectively.
(c)	Includes results of Bakelite since its acquisition on April 29, 2005.

Comparison of Three Months Ended September 30, 2005 to 2004 Results

Net Sales

Net sales increased by $516 to $1,134 compared to the prior year quarter. The Borden Transaction and the Resolution Specialty Transaction contributed $186 and $63, respectively, of incremental net sales in the third quarter of 2005. The Bakelite Acquisition added $175 of net sales in the third quarter of 2005. Excluding the incremental impact of these acquisitions, net sales increased by $92, or 15%, principally due to increased average selling prices and favorable product mix. Overall volumes were flat compared to the prior year period due to an increased emphasis on pricing improvement versus volume growth.

Gross Profit

Gross profit increased in the third quarter of 2005 by $104 to $170. The Borden Transaction and the Resolution Specialty Transaction contributed $29 and $3, respectively, of incremental gross profit in the third quarter of 2005. The Bakelite Acquisition added gross profit of $24 in the third quarter of 2005. Excluding the incremental impact of these acquisitions, gross profit increased in the third quarter of 2005 by $48, or 73%. The increase in average selling prices and favorable product mix discussed above more than offset higher prices for certain raw material feedstocks due to the increasing price of crude oil and related petrochemical products, the higher cost of natural gas, plant shut down and start-up costs related to Hurricanes Katrina and Rita and $7 of inventory step-up purchase accounting adjustments.

Operating Income

We generated operating income of $55 in the third quarter of 2005 compared to a loss of $35 in the third quarter of 2004, an improvement of $90. The Borden Transaction contributed $36 of incremental operating income in the third quarter of 2005, while the Resolution Specialty Transaction contributed $5 of incremental operating loss in the third quarter of 2005. The Bakelite Acquisiton added operating income of $4 in the third quarter of 2005. Excluding the incremental impact of these acquisitions, operating income increased by $55 in the second quarter of 2005. The increase was primarily due to a decrease in transaction related costs of $42 and the increase in gross profits discussed above.

Loss From Continuing Operations

Loss from continuing operations decreased in the third quarter of 2005 by $73 from a loss of $79 to a loss of $6. The $90 increase in operating income discussed above was partially offset by a $22 increase in interest expense related to the increase in debt.

Comparison of Nine Months Ended September 30, 2005 to 2004 Results

Net Sales

Net sales increased by $2,236 to $3,317 compared to the prior year. The Borden Transaction and the Resolution Specialty Transaction contributed $1,164 and $514, respectively, of incremental net sales in 2005. The Bakelite Acquisition added net sales of $297 in 2005. Excluding the incremental impact of these acquisitions, net sales increased by $261, or 24%. This increase in net sales is a result of increased average selling prices, favorable product mix and favorable currency translation, partially offset by decreased volume. Overall average selling prices increased from the prior year period due to an increased emphasis on pricing. Overall volumes decreased from the prior year period due to an increased emphasis on pricing improvement versus volume growth.

Gross Profit

Gross profit increased in the first three quarters of 2005 by $373 to $486. The Borden Transaction and the Resolution Specialty Transaction contributed $177 and $59, respectively, of incremental gross profit in 2005. The Bakelite Acquisition added gross profit of $37 in 2005. Excluding the incremental impact of these acquisitions, gross profit increased in the third quarter of 2005 by $100. The increase in average selling prices and favorable product mix discussed above more than offset higher prices for certain raw material feedstocks due to the increasing price of crude oil and related petrochemical products and the higher cost of natural gas.

Operating Income

Operating income increased in the first three quarters of 2005 by $198 to operating income of $166 compared to an operating loss of $32 in 2004. The Borden Transaction and the Resolution Specialty Transaction contributed $90 and $10, respectively, of incremental operating income in 2005. The Bakelite Acquisition added operating income of $6 in 2005. Excluding the incremental impact of these acquisitions, operating income increased by $92. The increase was primarily due to the increase in gross profits discussed above and a reduction in transaction related costs, partially offset by an increase in general and administrative expenses due to increases in stock based compensation expense (see Note 12) and incentive compensation.

Loss From Continuing Operations

Loss from continuing operations improved in the first nine months of 2005 by $31 from a loss of $94 in 2004 to a loss of $63 in 2005. The operating income improvement of $198 was partially offset by an increase in interest expense of $79, the write-off of deferred financing fees of $17, a realized loss on the settlement of a contingent forward contract related to the Bakelite Transaction of $11 and income tax expense in 2005 compared to an income tax benefit in 2004.

Non-operating Expenses and Income Taxes

Following is a comparison of our non-operating expenses for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest expense	$56	$34	$152	$73
Write-off of deferred financing fees	—	—	17	—
Other non-operating (income) expense, net	(4)	—	14	—

	$52	$34	$183	$73

Our total non-operating expenses, net, increased $18 in the third quarter of 2005 compared to the third quarter of 2004. In the third quarter of 2005, interest expense increased $22 over 2004 due to higher interest rates and higher average debt levels as a result of the Borden Transaction, Resolution Specialty Transaction and Bakelite Acquisition. We generated other non-operating income of $4 in the third quarter of 2005, primarily due to gains on natural gas futures contracts.

Our total non-operating expenses, net, increased $110 in the first nine months of 2005 compared to the first nine months of 2004. Interest expense increased $79 over 2004 due to higher interest rates and higher average debt levels resulting from the Borden Transaction, Resolution Specialty Transaction and Bakelite Acquisition. In the second quarter of 2005, we wrote off deferred financing fees of $17. Of this amount, $6 was related to the Bakelite Acquisition bridge financing arrangement, and $11 related to the early termination of the RPP, RSM and BCI credit facilities. Included in other non-operating expense in 2005 was $11 of foreign exchange losses on the settlement of a contingent forward contract held by us relating to the Bakelite Transaction and an unrealized loss of $10 related to a U.S. dollar denominated $290 term loan on a Dutch subsidiary’s books.

Following is a comparison of income tax expense (benefit) related to continuing operations for the three and nine months ended September 30, 2005 and 2004:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Income tax expense (benefit)	$8	$14	$43	$(4)
Effective tax rate	N/M	N/M	N/M	N/M

Income tax expense for the nine-month period ending September 30, 2005 primarily reflects the impact of taxes on income in non-U.S. jurisdictions, the impact of a cumulative translation adjustment on the settlement of an intercompany loan that had been previously treated as permanently invested and the adjustment of an income tax reserve in the Netherlands. The Company has increased its valuation allowances in various tax jurisdictions, including the U.S., related primarily to net operating losses that may not be realized.

The 2004 income tax expense for the three and nine month periods reflect a Federal income tax benefit computed at the Federal statutory rate, offset by changes in valuation allowances in various taxing jurisdictions related primarily to net operating losses that may not be realized.

Cash Flows:

Cash provided by (used in):

	Nine months ended September 30,
	2005	2004
Operating activities	$103	$(77)
Investing activities	(294)	8
Financing activities	209	126
Effect of exchange rates on cash flow	(6)	1

Net change in cash and cash equivalents	$12	$58

Operating Activities

In the nine months ended September 30, 2005, net operating activities generated cash of $103. Cash generated from earnings after adjusting for non-cash expenses of $69 was partially offset by net trading working capital outflows of $33. Inventory reduction programs in the RPP businesses and lower raw material prices since June 2005 drove the $61 inventory improvement and the $93 negative payable impact.

Our nine months ended September 30, 2004 operating activities used cash of $77 due primarily to net trading capital outflows, as a result of an increase in accounts receivable and inventories, and a cash loss after adjusting for non-cash expenses of $59.

Investing Activities

Our investing activities used cash of $294 in the nine months ended September 30, 2005. We used $234 for the acquisitions of the Bakelite and Pacific Epoxy businesses and $63 for capital expenditures, primarily for plant expansions and improvements.

Our investing activities in the nine months ended September 30, 2004 generated cash of $8. We spent $29 for capital expenditures primarily for property, plant and equipment and improvements related to the RPP business. We paid $152 relating to the Resolution Specialty Acquisition, net of cash acquired, and received $185 relating to cash held by BCI at the time of the Borden Acquisition.

Financing Activities

Our financing activities provided cash of $209 for the nine months ended September 30, 2005. Net cash generated by financing activities was primarily due to long-term debt borrowings of $1,194 related to the $150 Senior secured notes and the $500 term loan under the Hexion Credit Facility (see Liquidity and Capital Resources). These borrowings were partially offset by net debt repayments and debt financing fees paid of $788 related to the replaced RPP and RSM credit facilities. We paid a dividend of $523, which was funded through the net proceeds received from the issuance of preferred stock of $334 and from amounts borrowed under the Hexion Credit Facility. We also made payments of $8 for costs related to our proposed IPO.

Our financing activities provided cash of $126 for the nine months ended September 30, 2004. Net cash generated by financing activities was primarily due to the issuance of debt related to the Resolution Specialty Transaction of $121 partially offset by net debt repayments by RPP and BCI of $55. We received proceeds of $60 from the issuance of common stock related to the Resolution Specialty Transaction.

Liquidity and Capital Resources

We are a highly leveraged company. Our liquidity requirements are significant, primarily due to our debt service requirements. At September 30, 2005, we had $2,367 principal amount of outstanding indebtedness, of which over $800 constituted floating rate debt and the remainder constituted fixed rate indebtedness.

Our primary source of liquidity is cash flow generated from operations. We also have availability under our senior secured credit facilities (see below), subject to certain conditions. Our primary liquidity requirements are debt service, working capital requirements, contractual obligations and capital expenditures.

Effective October 11, 2005, we entered into a $289 interest rate swap agreement structured for a non-U.S. subsidiary’s $290 U.S. dollar denominated term loan. The swap agreement’s Euro to $U.S. exchange rate is $1.2038. Under this agreement, we pay a variable rate equal to the Euro LIBOR plus 271 basis points. We receive a variable rate equal to the U.S. Dollar LIBOR plus 250 basis points. The amount we receive under this agreement is equal to our non-U.S. subsidiary’s interest rate on its $290 term loan.

On November 3, 2005, we signed a definitive agreement to purchase the decorative coatings and adhesives business unit of The Rhodia Group. The Rhodia business had 2004 sales of approximately €150, with 8 manufacturing facilities in Europe, Australia and Thailand. Closing will occur upon successful completion of normal governmental reviews. The acquisition will be funded through a combination of available cash and existing credit lines.

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

The interest rates with respect to loans under the Hexion Credit Facility are based on, at our option, (a) adjusted LIBOR plus 2.50% or (b) the higher of (i) JPMorgan Chase Bank, N.A.’s (JPMCB) prime rate or (ii) the Federal Funds Rate plus 0.5%, in each case plus 1.00%.

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

At September 30, 2005, we had no outstanding borrowings under the revolving credit facility and $54 outstanding LOCs and had additional borrowing capacity of $221.

At September 30, 2005, we were in compliance with the covenants and restrictions in all credit facilities.

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

Capital Expenditures

We plan to spend approximately $100 on capital expenditures in 2005 and approximately $110 annually thereafter. These amounts were determined through the budget process of each individual company. Consideration was given to future product demand projections, existing plant capacity and external customer trends. Of the $110 anticipated future capital expenditures, based on our historical experience we expect approximately $65 will be used for maintenance and environmental projects. We expect the remaining $45 will be used to expand plant capacity as necessary to meet expected demand. We plan to fund capital expenditures through operations and, if necessary, through available lines of credit. We have no material firm commitments relating to these anticipated capital expenditures at September 30, 2005.

Contractual Obligations

The following table presents our contractual cash obligations at September 30, 2005. Our actual contractual cash obligations consist of legal commitments at September 30, 2005, requiring us to make fixed or determinable cash payments, regardless of the contractual requirements of the vendor to provide future goods or services. This table does not include information on our recurring purchases of materials for use in production, as most of our raw materials purchase contracts do not meet this definition because they do not require fixed or minimum quantities. Contracts with cancellation clauses are not included, unless such cancellation would result in major disruption to our business. For example, we have contracts for information technology support that are cancelable, but this support is essential to the operation of our business and administrative functions; therefore, amounts payable under these contracts are included.

Our long-term debt, capital lease obligations and related interest expense on fixed rate debt are reported as of September 30, 2005, due to significant changes in our obligations during the second quarter of 2005. We do not believe our other obligations disclosed in this table have changed materially since December 31, 2004.

	Payments Due By Year
Contractual Obligations	2005	2006	2007	2008	2009	2010 and beyond	Total
Long-term debt, including current maturities (a)	$40	$25	$15	$15	$179	$2,081	$2,355
Operating leases	26	22	19	17	12	39	135
Unconditional purchase obligations (b)	444	251	195	164	339	—	1,393
Redeemable preferred stock	—	5	—	—	—	1,081	1,086
Interest expense on fixed rate debt (c)	145	145	145	144	144	617	1,340
Capital lease obligations (d)	—	1	1	1	1	8	12

Total	$655	$449	$375	$341	$675	$3,826	$6,321

(a)	Current maturities at September 30, 2005 were $60.

(b)	Unconditional purchase obligations are comprised of the fixed or minimum amounts of goods and/or services under long-term contracts and assumes that certain contracts are terminated in accordance with their terms after giving the requisite notice which is generally two to three years for most of these contracts; however, under certain circumstances, some of these minimum commitment term periods could be further reduced which would significantly decrease these contractual obligations. This table excludes payments relating to income tax, pension and OPEB benefits and environmental obligations due to the fact that, at this time, we cannot determine either the timing or the amounts of payments for all periods beyond 2004 for certain of these liabilities.
(c)	This table excludes interest expense for debt instruments with variable interest rates, including the new Hexion Credit Facility, the Original Floating Rate Notes and the New Floating Rate Notes. For the nine months ended September 30, 2005, this expense was approximately $32.

(d)	Current maturities at September 30, 2005 were $1.

Our current projections for future contributions for the domestic legacy BCI pension plans range from approximately $7 to $22, with a total funding requirement for the five years ended in 2009 of $60. The assumptions used by BCI’s actuaries in calculating these projections included an 8% annual return on assets for the years 2005 – 2009 and the continuation of current law and plan provisions.

        Based on current regulations, our total minimum funding requirement for the five years ended in 2009 for the legacy BCI international funded pension plans will be approximately $3. We plan to make a $12 contribution to the legacy RPP Netherlands pension plan in 2005. These amounts do not include benefit payments to be made under unfunded plans, such as the plans maintained by Bakelite.

Our projected future benefit payments for our postretirement plans range from approximately $2 to $3, with total benefit payments for the five years ended in 2009 of approximately $11 and $6 for the years ended 2010 and beyond.

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

Prior to the Combinations, RPP, RSM and BHI Acquisition maintained three stock option plans: the RPP 2000 Stock Option Plan (which we refer to as the RPP plan), the RSM 2004 Stock Option Plan (which we refer to as the RSM plan) and the BHI Acquisition 2004 Stock Incentive Plan (which we refer to as the 2004 incentive plan). In addition to these option plans, our parent maintains a stock-based deferred compensation plan. Upon the Combinations, the stock options under the RPP plan and RSM plan were exchanged for equivalent stock options under the 2004 incentive plan based upon relative fair value.

At September 30, 2005, on an as converted basis, there were approximately 4,136,000 options outstanding under the 2004 incentive plan and approximately 1,008,000 deferred common stock units under the deferred compensation plan. All outstanding share awards at September 30, 2005 are denominated in Hexion LLC shares.

As a result of modifications associated with the Combinations to the RPP plan, the RSM plan, the 2004 incentive plan and the deferred compensation plan, we recognized a compensation charge of $10 for the nine months ended September 30, 2005, which is included in Selling, general & administrative expense. The total compensation cost to be recognized under such plans was $30 based on an estimated fair value per share of $17.52. We expect to recognize the additional compensation expense of $20 over the vesting period of the underlying stock based awards. These awards are expected to vest over the next seven years.

On May 11, 2005, BHI Acquisition issued options to purchase 84,424 membership units to our non-management directors. These options have a ten-year life with immediate vesting and exercise upon an IPO. Upon the consummation of an IPO, we will recognize expense of $1, which represents the fair value of the options at the date of grant as determined by the Black-Sholes pricing model.

Subsequent to the Combinations on May 31, 2005, the estimated fair value per share of the Company has increased from $17.52 as a result of the identification of additional synergy opportunities resulting from the Combinations, continued improved operating results and increased market share in certain business segments.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2005.

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

Fixed charges are defined as interest expense excluding the amortization or write-off of deferred financing costs. Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain non-cash, non-recurring and realized or expected future cost savings directly related to prior acquisitions and the Combinations. We believe that the inclusion of the supplemental adjustments applied in calculating Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financial covenants and assess our ability to incur additional indebtedness in the future. Adjusted EBITDA and Fixed Charges are not defined terms under GAAP. Adjusted EBITDA should not be considered an alternative to operating income or net income as a measure of operating results or an alternative to cash flows as a measure of liquidity. Fixed Charges should not be considered an alternative to interest expense. As of September 30, 2005, we were in compliance with all financial covenants contained in the indentures governing the notes and all our credit facilities.

	Year Ended December 31, 2004	LTM Period

EBITDA:
Net loss	$(105)	$(84)
Interest expense	118	197
Write-off of deferred financing fees	—	17
Income taxes	—	47
Depreciation and amortization	86	143

EBITDA	99	320

Adjustments to EBITDA:
Transaction costs (1)	65	43
Non-cash charges (2)	86	28
Unusual items (3)	90	58
Acquisitions (4)	24	22
Synergies (5)	125	111

Adjusted EBITDA	$489	$582

Fixed charges	$206	$209

Fixed charge coverage	2.37	2.78

(1)	Amount represents transaction costs related to the Borden Transaction, the Combinations and certain expenses related to terminated acquisition activities.
(2)	Amounts represent non cash charges for impairments of fixed assets, goodwill and intangible assets, stock option compensation, minority interest and unrealized losses on debt instruments denominated in currencies other than the functional currency of the holder.
(3)	Unusual items that do not relate to the core operations of Hexion:

	Year ended December 31, 2004	LTM Period
Legacy legal costs (a)	11	—
Legacy Corporate expenses (b)	30	7
Purchase accounting effects/inventory step-up	—	8
Management fees	—	2
Discontinued operations	—	10
Business realignment (c)	42	16
Business interruption and other	7	15

	90	58

(a)	Legacy legal costs relate to legal proceedings primarily involving divested businesses of BCI.
(b)	Corporate allocations and transition service fees charged to RSM by its former parent in excess of estimated incremental costs to replace such services.
(c)	Business realignment, plant closure and non-recurring severance and other one time benefits paid to employees.

(4)	Represents the incremental EBITDA impact (before adjustments) for the Combinations as if they had taken place at the beginning of the period.

(5)	Represents $125 in estimated annual net cost synergies resulting from the Borden Transaction, the Bakelite Transaction and the Combinations.

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

Recently Issued Accounting Standards

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, an interpretation of FASB Statement No. 143. This Interpretation clarifies that the term “conditional asset retirement obligation” as used in FASB No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation, when incurred, if the fair value of the liability can be reasonably estimated. The Interpretation is effective for the Company no later than the end of the fiscal year ending on December 31, 2005. The Company does not expect this interpretation to have a material effect on its financial condition or results of operations.

In June 2005, the FASB staff issued FASB Staff Position 143-1, Accounting for Electronic Equipment Waste Obligations (FSP 143-1), to address the accounting for obligations associated with the Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union. The Directive effectively obligates a commercial user to incur costs associated with the retirement of a specified asset that qualifies as historical waste equipment. The commercial user should apply the provisions of SFAS 143 and FIN 47 discussed above. FSP 143-1 shall be applied the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the law by the applicable EU-member country. We adopted the FSP at certain of our European operations where applicable legislation was adopted. The impact of the adoption on the consolidated financial statements was not significant.

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

On December 14, 2004, in order to mitigate the risk of foreign currency exposure related to the Bakelite Acquisition, the Company entered into a foreign currency forward position of $235 to purchase Euros with U.S. Dollars at a rate of $1.3430, contingent upon the close of the transaction. On March 31, 2005, the Company adjusted the contract to have a target settlement date of April 29, 2005 and a new exchange rate of $1.3446. In conjunction with the consummation of the Bakelite Acquisition, the contract was settled and the Company realized an aggregate loss of approximately $9 on this contract.

Natural gas is essential in our manufacturing processes, and its cost can vary widely and unpredictably. In order to control our costs for natural gas, we hedge a portion of our natural gas purchases for all of our legacy BCI North American operations by entering into futures contracts for natural gas. The contracts are settled for cash each month based on the closing market price on the last day the contract trades on the New York Mercantile Exchange. For the nine months ended September 30, 2005, we have hedged approximately 63% of our actual natural gas usage at these facilities with total commitments settled under these contracts of $3. During 2005, we have entered into futures contracts for natural gas usage through March 2007 and have future commitments under these contracts of $3 at September 30, 2005.

Effective October 11, 2005, we entered into a $289 interest rate swap agreement structured for a non-U.S. subsidiary’s $290 U.S. dollar denominated term loan. The swap agreement’s Euro to $U.S. exchange rate is $1.2038. Under this agreement, we pay a variable rate equal to the Euro LIBOR plus 271 basis points. We receive a variable rate equal to the U.S. Dollar LIBOR plus 250 basis points. The amount we receive under this agreement is equal to our non-U.S. subsidiary’s interest rate on its $290 term loan.

There have been no other material developments during the third quarter of 2005 on the matters we have previously disclosed regarding quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2004 and/or our Quarterly Reports on Form 10-Q for the periods ended March 31, 2005 and June 30, 2005.

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

(b)	Changes in Internal Controls: As a result of the Combinations and the Bakelite Acquisition, management has changed/expanded roles and responsibilities of key personnel and made changes to certain processes related to financial reporting. As part of the integration of RSM and RPP, in the third quarter of 2005, the Company began the process of consolidating some of the transaction processing and general accounting activities of RSM, and RPP to a lesser extent, into a common shared services transaction processing environment with the Corporate and North American activity related to the former BCI operation. Once fully implemented, this change to a shared services business model (for certain processes) is intended to further enhance the Company’s internal control over financial reporting and its operating efficiencies. No other changes occurred in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1: Legal Proceedings

On October 20, 2005, a settlement was reached with representatives of seven deceased plant workers and twelve seriously injured workers related to the CTA Acoustics litigation filed against BCI in the 27th Judicial District, Laurel County Circuit Court, in Kentucky, arising from an explosion at a customer’s plant. The Company’s proposed share of the settlement amount is covered by insurance. The property damage claim and suits by workers for emotional distress and minor injuries remain to be resolved. For additional background discussion in this matter, see our Annual Report on Form 10-K for the year ended December 31, 2004.

There have been no other material developments during the third quarter of 2005 in the ongoing legal proceedings that are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004 and/or our Quarterly Reports on Form 10-Q for the periods ended March 31, 2005 and June 30, 2005.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

There were no changes in securities during the third quarter of 2005.

Item 3: Defaults upon Senior Securities

There were no defaults on senior securities during the third quarter of 2005.

Item 4: Submission of Matters to a Vote of Security Holders

In September, our sole shareholder acted by written consent to approve a reverse split of the Company’s common stock.

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

HEXION SPECIALTY CHEMICALS, INC.
Date: November 7, 2005	/s/ William H. Carter
William H. Carter
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)