Form 10-K
period 2005-12-31
HEXION SPECIALTY CHEMICALS, INC.
filed 2006-03-17
CIK 13239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File Number 1-71

HEXION SPECIALTY CHEMICALS, INC.

(Exact name of registrant as specified in its charter)

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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☒    No  ☐.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒.

At June 30, 2005, the aggregate market value of voting and non-voting common equity of the Registrant held by non-affiliates was zero.

Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on March 1, 2006: 82,629,906

Documents incorporated by reference. None

HEXION SPECIALTY CHEMICALS, INC.

PART I

ITEM 1.	BUSINESS

(Dollars in millions, except per share data)

Overview

Hexion Specialty Chemicals, Inc. (which may be referred to as “we,” “us,” “our,” “Hexion” or the “Company”) is the world’s largest producer of thermosetting resins, or thermosets. Thermosets are a critical ingredient for virtually all paints, coatings, glues and other adhesives produced for consumer or industrial uses. We are focused on providing a broad array of thermosets and associated technologies, with leading market positions in all key markets served. Our breadth of related products provides us with significant advantages across our operations, technologies and commercial service organizations, while our scale provides us with significant efficiencies in our fixed and variable cost structure allowing us to compete effectively throughout the value chain. In areas where it is advantageous, we are able to internally produce strategic raw materials, providing us with a lower cost operating structure and security of supply. Our value-added, technical service-oriented business model enables us to effectively participate in high-end specialty markets, while our scale enables us to extract value from higher volume applications.

Thermosets are developed to meet the performance characteristics required for each specific end use product. The type of thermoset used and how it is formulated, applied and cured determine the key attributes such as durability, gloss, heat resistance, adhesion or strength of the final product. Hexion has the broadest range of thermoset resin technologies, with world class research, applications development and technical service capabilities. Our thermosets are sold under a variety of well-recognized brand names including BORDEN® (phenolic and amino resins), EPIKOTE® (epoxy resins), EPIKURE® (epoxy curatives), BAKELITE (phenolic and epoxy resins), LAWTER™ (inks) and CARDURA® (high-end automotive coatings). The total global thermoset resins market is approximately $34 billion in annual sales and includes products such as polyurethanes, urea-formaldehyde, phenol-formaldehyde, unsaturated polyesters, epoxies and melamine-formaldehyde. The key product areas of the global thermoset resins market upon which we focus and in which we have leading market positions is approximately $19 billion in annual sales, which excludes polyurethanes, unsaturated polyesters and furans/other.

Our products are used in thousands of applications and are sold into diverse markets, such as forest products, architectural and industrial paints, packaging, consumer products and automotive coatings, as well as higher growth markets, such as composites, UV cured coatings and electrical laminates. We have a history of product innovation and success in introducing new products to new markets. Our product innovation is evidenced by more than 1,000 patents, a majority of which relate to the devolvement of new products and processes for manufacturing. More specifically, in 2003, we developed and began marketing XRT®, a patent pending family of proppants made for the oil field products end-market, which generated approximately $30 million in net sales in 2005. In 2004, we developed and began conducting customer trials with Archemis, a resin used to formulate quick-dry alkyd paint. We are currently developing a family of customized resins tailored for the high-end lamination market.

Our organizational structure is based on the products we offer and the markets we serve. During the fourth quarter of 2005, we changed our reportable segments to better reflect the stage of the transition from the previous organization of our pre-merger companies to our organizational structure during the latter half of 2005. The transition provides greater alignment with the respective operating divisions and reporting segments. At December 31, 2005, our organizational structure consists of four operating divisions that are directly aligned with our reportable segments: Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins, Coatings and Inks, and Performance Products. We began implementing additional refinements to our operating divisions in 2006 to more closely link similar products, minimize divisional boundaries and improve our ability to serve common customers from pre-merger legacy company relationships which may result in additional refinements to our reporting segments.

As of December 31, 2005, we had 86 production sites globally, and produce many of our key products locally in North America, Latin America, Europe and Asia. Through our worldwide network of strategically located production facilities, we serve more than 10,000 customers in over 100 countries. We believe our global scale provides us with significant advantages over many of our competitors. In areas where it is advantageous, we are able to internally produce strategic raw materials, providing us a lower cost operating structure and security of supply. In other areas, where we can capitalize on our technical know-how and market presence to capture additional value, we are integrated downstream into product formulations. Our position in certain additives, complementary materials and services further enables us to leverage our core thermoset technologies and provide customers a broad range of product solutions. As a result of our focus on innovation and the high level of technical service that results from our “Total Systems Approach,” we have cultivated long-standing customer relationships. Our global customers include leading companies in their respective industries, such as 3M, Ainsworth, Ashland Chemical, BASF, Bayer, DuPont, GE, Halliburton, Honeywell, Huntsman, Louisiana Pacific, Owens Corning, PPG Industries, Sumitomo, Sun Chemicals, Valspar and Weyerhaeuser.

Industry

The thermoset resins industry is an approximately $34 billion market in annual sales. Thermoset resins include materials such as phenolic resins, epoxy resins, polyester resins, acrylic resins, alkyd resins and urethane resins. Thermoset resins are used for a wide variety of applications due to their superior adhesion and bonding properties, as well as their heat resistance, protective and aesthetic characteristics, compared to other materials. The key product areas of the global thermoset resins market upon which we focus and in which we have leading market positions have an estimated $19 billion in annual sales. The thermoset resin market has grown at an estimated annual rate of over 4% by volume during the past five years. We expect that certain segments of the thermoset resin industry, including composites and UV resins, will grow at substantially faster rates.

Thermosets are sold into the global coatings, composites and adhesives markets, which have combined annual sales of over $100 billion. Thermoset resins are generally considered specialty chemical products because they are principally sold on the basis of performance, technical support, product innovation and customer service. Although the thermoset resins market has undergone consolidation in recent years, the thermoset resins market remains fragmented with many small and medium sized companies providing a relatively high level of customization and service to the end markets and with any small non-core divisions of large chemical conglomerates. The principal factors contributing to success in the specialty chemicals market are (1) consistent delivery of high-quality products, (2) favorable process economics, (3) the ability to provide value to customers through both product attributes and strong technical service and (4) a presence in large and growing markets. We believe Hexion is the third largest North American based specialty chemicals company.

Formation and History of Hexion

Hexion was formed on May 31, 2005 upon the combination of three Apollo Management, L.P. (“Apollo”) controlled companies (the “Combinations”): Resolution Performance Products, LLC (“Resolution Performance”), Borden Chemical, Inc. (“Borden Chemical”) and Resolution Specialty Materials, Inc. (“Resolution Specialty Inc.”). Apollo acquired Resolution Performance on November 14, 2000, formed Resolution Specialty Inc. and purchased the Specialty Resins and Monomers and Ink business of Eastman Chemical Company (“Eastman”) on August 2, 2004 through a subsidiary, Resolution Specialty Materials, LLC (“Resolution Specialty”), and acquired Borden Chemical on August 12, 2004. Coincident with the Combinations, Borden Chemical changed its name to Hexion Specialty Chemicals, Inc., and BHI Acquisition LLC, Borden Chemical’s parent, changed its name to Hexion LLC.

The Borden Transaction - On August 12, 2004, an affiliate of Apollo acquired all of the outstanding capital stock of Borden Chemical (the “Borden Acquisition”). The Borden Acquisition, the related offering of second-priority senior secured floating rate notes (the “Original Floating Rate Notes”) and 9% second-priority senior secured notes (the “Fixed Rate Notes”) and the related transactions are collectively referred to as the “Borden Transaction.” The issuance of the Original Floating Rate Notes and Fixed Rate Notes is discussed in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7).

The Resolution Performance Transaction - On November 14, 2000, Resolution Performance Holdings LLC, an affiliate of Apollo, acquired control of Resolution Performance in a recapitalization transaction (the “Resolution Performance Transaction”). Prior to the recapitalization, Resolution Performance was a wholly owned subsidiary of the Royal Dutch/Shell Group of Companies (“Shell”).

The Resolution Specialty Transaction - On August 2, 2004, Resolution Specialty, an affiliate of Apollo, acquired the resins, inks and monomers division (the “Resolution Specialty Acquisition”) of Eastman Chemical Company (“Eastman”). The Resolution Specialty Acquisition and the related transactions are collectively referred to as the “Resolution Specialty Transaction.”

The Bakelite Transaction - On April 29, 2005, a subsidiary of Borden Chemical acquired Bakelite Aktiengesellschaft (the “Bakelite Acquisition”). Upon the consummation of the Bakelite Acquisition, Bakelite Aktiengesellschaft (“Bakelite”) became an indirect, wholly owned subsidiary of Hexion Specialty Chemicals Canada, Inc. (“Hexion Canada”). The Bakelite Acquisition was financed through a combination of available cash and borrowings under a bridge loan facility, which was refinanced with the proceeds of our second-priority senior secured floating rate notes due 2010 issued on May 20, 2005 (the “New Floating Rate Notes”) and borrowings under our senior secured credit facilities (collectively the “Bakelite Financing”). The Bakelite Acquisition, the repayment or assumption of certain of Bakelite’s debt in connection therewith and the Bakelite Financing are collectively referred to as the “Bakelite Transaction.” The financing arrangements related to the Bakelite Transaction are discussed in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7).

On April 25, 2005, the Company filed a registration statement, which is not yet effective, with the SEC for a proposed initial public offering (“IPO”) of its common stock. We have subsequently filed six amendments to our registration statement from May 2, 2005 through November 21, 2005.

We have begun and will continue to integrate the four predecessor companies including considering opportunities to consolidate our manufacturing plants, leverage our raw material purchasing power, cross-sell to our broader customer base and implement programs to continue to lower our operating and overhead expenses. We have also consolidated the management teams and centralized corporate functions of the four companies under the leadership of the current Hexion management team.

Business Realignment and Corporate Reorganization. The Company has undertaken numerous plant consolidations and other business realignment initiatives. These initiatives are designed to improve efficiency and to focus resources on our core strengths. The associated business realignment charges consist primarily of employee severance, plant consolidation and related environmental remediation costs and asset impairment expense. Following is a brief overview of our significant business realignment activities since 2001.

In 2001, Borden Chemical completed a significant capital restructuring to eliminate future required annual preferred dividend payments and recorded $126 million of business realignment and impairment charges related primarily to the closures of its melamine crystal business, which we refer to as Melamine, and two forest products plants in the United States, realignment of its workforce organization, reorganization of its corporate headquarters and the discontinuation of a plant construction project. The largest component of the 2001 charge is a $98 million impairment of Melamine fixed assets, goodwill and spare parts. This impairment was the result of Borden Chemical’s strategic decision late in 2001 to sell or close Melamine and to enter into a long-term contractual arrangement with a supplier for its future melamine crystal needs.

In June 2003, we initiated our 2003 realignment designed to reduce operating expenses and increase organizational efficiency. To achieve these goals, we reduced our workforce, streamlined processes, consolidated manufacturing processes and reduced general and administrative expenses.

Acquisitions and Divestitures. We are a New Jersey corporation with predecessors dating back to 1899. The following is a summary of acquisitions and divestitures we made in the past five years.

In 2001, we merged our foundry resins and coatings businesses with similar businesses of Delta-HA, Inc., or Delta, to form HA-International, or HAI, in which, at the time of its formation, we had a 75% economic interest. The Limited Liability Agreement of HAI provides Delta the right to purchase between 3% and 5% (up to a maximum of 25%) of additional economic interest in HAI each year beginning in 2004. Pursuant to this provision, in 2004, Delta purchased an additional 5% interest, thereby reducing our economic interest to 70%. In March 2005, Delta purchased an additional 5% interest, which reduced our economic interest to 65%.

Also in 2001, through a series of transactions with affiliates, Borden Chemical sold its Elmer’s consumer adhesives business for total proceeds of $94 million.

In the fourth quarter of 2003, we acquired Fentak in Australia and Malaysia, a producer of specialty chemical products for engineered wood, laminating and paper impregnation markets. We also acquired the business and technology assets of SEACO, a domestic producer of specialty adhesives. We undertook these tuck-in acquisitions to expand our existing product lines.

Recent Developments

Acquisition of Decorative Coatings and Adhesives Business Unit of the Rhodia Group

On January 31, 2006, we acquired the decorative coatings and adhesives business unit of The Rhodia Group (the “Rhodia Acquisition”). The Rhodia business had 2004 sales of approximately $180 million, with 8 manufacturing facilities in Europe, Australia and Thailand. The acquisition was funded through a combination of available cash and existing credit lines.

Acquisition of Global Wax Compounds Business of Rohm and Haas

On March 1, 2006, we acquired the global wax compounds business of Rohm and Haas (the “Rohm and Haas Acquisition”). The purchase included Rohm and Haas’ wax compounds technology and product lines, manufacturing equipment and other business assets. The acquisition was funded through available cash.

Acquisition of the Global Ink and Adhesive Resins Business of Akzo Nobel

On November 25, 2005, we agreed to acquire the global ink and adhesive resins business of Akzo Nobel (the “Akzo Acquisition”). The business produces resins used to manufacture inks for commercial printing and packaging, digital inks for laser and photocopying printing, and pressure sensitive adhesives used in tape and labeling applications. The business generated 2004 sales of approximately $200 million, and includes 10 manufacturing facilities in Europe, North America, Argentina, Asia and New Zealand. Closing will occur upon the successful completion of normal governmental reviews and consultations with employee work’s councils, which we expect the closing to occur during the second quarter of 2006. The acquisition will be funded through a combination of available cash and existing credit lines.

The aggregate purchase amount of these three acquisitions is expected to be approximately $155 million.

Products and Market Applications

The thermosets produced in each of our operating divisions and segments are used in two primary applications: adhesive & structural and coating. Within each primary application we operate in a diverse range of specialty chemical applications. Our primary products serving adhesive and structural applications include forest products resins, specialty phenolic resins, formaldehyde, epoxy resins, composite resins, phenolic encapsulated substrates and molding compounds. Our primary products serving coating applications include epoxy resins, polyester resins, alkyd resins, acrylic resins, ink resins and versatic acids and derivatives.

Adhesive & Structural Products and Market Applications

Formaldehyde Based Resins and Intermediates

We are the leading producer of formaldehyde based resins for the forest products industry in North America with a 44% market share by volume and also hold significant positions in Europe, Latin America and Australia. Our products are used in a wide range of applications in the construction, automotive, electronics and steel industries. We are also the world’s largest producer of specialty phenolic resins, which are used in applications that require extreme heat resistance and strength, such as automotive brake pads, foundry materials and oil field applications. In addition, we are the world’s largest producer of formaldehyde, a key building block chemical used in the manufacture of thousands of products. We internally consume the majority of our formaldehyde production, giving us a significant competitive advantage versus our non-integrated competitors.

Products	Key Applications
Forest Products Resins
Engineered Wood Resins	Softwood and hardwood plywood, OSB, laminated veneer lumber, strand lumber and wood fiber resins such as particleboard, medium density fiberboard and finished veneer lumber

Special Wood Adhesives	Laminated beams, structural and nonstructural fingerjoints, wood composite I-beams, cabinets, doors, windows, furniture, mold and millwork and paper laminations

Wax Emulsions	Impacts moisture resistance for panel boards

Products	Key Applications

Specialty Phenolic Resins
Composites and Electronic Resins	Aircraft components, brakes, ballistic applications, industrial grating, pipe, jet engine components, electrical laminates, computer chip encasement and photolithography

Automotive PF Resins	Acoustical insulation, engine filters, friction materials, interior components, molded electrical parts and assemblies

Construction PF Resins, UF Resins, Ketone Formaldehyde and Melamine Colloid	Decorative laminates, fiberglass insulation, floral foam, lamp cement for light bulbs, molded appliance and electrical parts, molding compounds, sandpaper, fiberglass mat, laminates, coatings, crosslinker for thermoplastic emulsions and specialty wet strength paper

Formaldehyde Applications
Formaldehyde	Herbicides and fungicides, fabric softeners, sulphur scavengers for oil and gas production, urea formaldehyde, melamine formaldehyde, phenol formaldehyde, MDI and other catalysts

Epoxy Resins and Intermediates

We are the world’s largest supplier of epoxy resins. Epoxy resins comprise the fundamental building blocks of many types of materials, such as formulated composite resins and structural adhesives. Epoxy resins are often used in the auto, aerospace and electronics industries due to their unparalleled strength and durability. We also provide the industry with a variety of complementary products such as epoxy modifiers, curing agents, reactive diluents and specialty liquids. We are also a major producer of bisphenol-A (BPA) and epichlorohydrin (ECH), key precursors in the manufacture of epoxy resins. We internally consume the majority of our BPA and virtually all of our ECH, giving us a significant competitive advantage versus our non-integrated competitors.

Products	Key Applications
Composites	Automotive (structural interior), sports (ski, snowboard), boat construction, aerospace, wind energy and industrial applications

Civil Engineering	Bridge and canal construction, concrete enhancement and corrosion protection

Electrical Casting	Generators and bushings, transformers, medium- and high-voltage switch gear components, post insulators, capacitors and automotive ignition coils

Adhesives	Automotive: hem flange adhesives and panel reinforcement in car components

Construction: ceramic tiles, chemical dowels and marble

Aerospace: metal and composite laminates

Electronics: chip adhesives, solder masks and electronic inks

Electrical Laminates	Industrial laminates: unclad sheets, tube and molding, impregnation of paper, cotton and glass filament and printed circuit boards

Composite Resins

We are a leading producer of resins used in composites. Composites are a fast growing class of materials which are used in a wide variety of applications ranging from airframes and windmill blades to golf clubs. We supply epoxy resins to fabricators in the aerospace, sporting goods and pipe markets with a 50% market share in the United States and a 44% market share in Europe. Our leadership position in epoxy resins, along with our technology and service expertise, enables us to selectively forward integrate into custom formulations for specialty composites, such as turbine blades used in the wind energy market. In addition to epoxy, we manufacture resins from unsaturated polyester (UPR), which are generally combined with fiberglass to produce cost-effective finished structural parts for applications ranging from boat hulls to recreational vehicles to bathroom fixtures.

Products	Key Applications
Reinforced-Epoxy unsaturated polyester and vinyl ester resins	Marine, transportation, construction, consumer products, recreational vehicles, spas, bath and shower surrounds

Non-reinforced-unsaturated polyester and vinyl ester resins	Cultured marble, construction, gel coat and surface coating and automotive putty

Phenolic Encapsulated Substrates

We are a leading producer of phenolic encapsulated sand and ceramic substrates used in oil field services and foundry applications. Our highly specialized compounds are designed to perform under extreme conditions, such as intense heat, high-stress and corrosive environments, that characterize the oil and gas drilling and foundry industries. In the oil field services industry we have a 45% global market share in resin encapsulated proppants, which are used to enhance oil and gas recovery rates and extend well life. We are also the leading producer by volume of foundry resins in North America with a 48% market share. Our foundry resin systems are used by major automotive and industrial companies for precision casting of engine blocks, transmissions, brake and drive train components. In addition to encapsulated substrates, our foundry resins business provides phenolic resin systems and ancillary products used to produce finished metal castings.

Products	Key Applications
Oil Field Service Applications
XRT® Resin Systems	Patent pending resin technology for extreme flowback and fracture conductivity conditions for ceramics, bauxite and premium sands

Curable Resin-Coated Sand, ACFRAC® SB Excel, Black Plus CR 4000	Systems that increase strength and control proppant flowback on medium grade sand systems

Precured Resin-Coated Sand PR 6000	System to gently enhance crush resistance and high flow capacities with all grades of sand proppants

Foundry Applications
Refractory Coatings	General purpose products for ferrous and nonferrous applications

RESINS-SIGMACURE®, SIGMASET®, SUPER SET®, ALpHASET®, BETASET® and PLASTIFLAKE®	A comprehensive selection of synthetic resins for bonding sand cores and molds in a variety of applications including phenolic urethane cold box resins, phenolic urethane nobake resins, furan and phenolic acid curing resins, ester cured phenolic nobake resins, methyl formate cured phenolic cold box resins and phenolic resins for shell process

Molding Compounds

We are the leading producer of molding compounds in Europe, with an estimated market share of 64%. We formulate and produce a wide range of phenolic, polyester and epoxy compounds used to manufacture components requiring heat stability, electrical insulation, fire resistance and durability. Applications range from automotive underhood components to appliance knobs and cookware handles.

Products	Key Applications
Phenolic, Epoxy, Vinylester	Automotive ashtrays and under hood components, heat resistant knobs and bases, switches and breaker components and pot handles

Long Fiber Reinforced MC	High load, dimensionally stable automotive underhood parts and commutators

PBT, PET, PC, PC-ABS, PA6 and PA66	Connectors, switches, bobbins, wheel covers, power tool internal components and bodies

Coating Products and Market Applications

Epoxy Coating Resins

In addition to the adhesive uses mentioned previously, epoxy resins are used for a variety of high-end coating applications which require the superior strength and durability of epoxy. Examples include protective coating for industrial and domestic flooring, pipe, marine and construction applications, powder coatings and automotive coatings. Where advantageous, we leverage our resin and additives position to supply custom resins for specialty coatings formulators.

Products	Key Applications
Electrocoat (LER, SER, BPA)	Automotive, general industry (heating radiators), white goods

Powder Coatings (SER, Performance Products)	White goods (appliances), pipes (oil and gas transportation), general industry (heating radiators, all types of metal objects) and automotive (interior parts and small components)

Heat Cured Coatings (LER, SER)	Metal packaging, coil coated steel for construction and general industry

Floor Coatings (LER, Solutions, Performance Products)	Chemically resistant, antistatic and heavy duty flooring in hospitals, chemical industry, electronics workshops, retail areas and warehouses

Ambient Cured Coatings (LER, SER, Solutions, Performance Products)	Marine (new build and maintenance), shipping containers and large steel structures (bridges, pipes, plants and offshore equipment)

Waterborne Coatings	Replacing solvent-borne products in both heat cured and ambient cured applications

Polyester Resins

We are a leading supplier of polyester coatings resins in North America with a market share of 10% and are also a major producer in Europe with a powder coatings market share of 10%. We provide custom polyester resins, both liquid and powder, to customers for use in industrial coatings requiring specific properties such as gloss and color retention, resistance to corrosion and flexibility. Polyester coatings are typically used in transportation, automotive, machinery, appliances and metal office furniture. Our polyester resins business shares an integrated production platform with our alkyd business, which allows for flexible sourcing, plant balancing and economies of scale.

Products	Key Applications
Powder Polyesters	Outdoor durable systems for architectural window frames, facades and transport; indoor systems for domestic appliances and general industrial applications

Liquid Polyesters and polyester dispersions	Automotive, coil and exterior can coating applications

Alkyd Resins

We share the leading position in alkyd resins in North America with a market share of 31% and are a major producer in Europe, specifically in Scandinavia and Italy. We provide alkyd resins to customers for use in the manufacture of professional grade paints and coatings. Alkyd resins are formulated and engineered according to customer specifications, and can be modified with other raw materials to improve performance. Applications include industrial coatings (e.g., protective coatings used on machinery, metal coil, equipment, tools and furniture), special purpose coatings (e.g., highway-striping paints, automotive refinish coatings and industrial maintenance coatings) and decorative paints (e.g., house paint and deck stains). Our alkyd resins business shares an integrated production platform with our polyester resins business, which allows for flexible sourcing, plant balancing and economies of scale.

Products	Key Applications
Alkyd and Alkyd Emulsions	Architectural Markets: Exterior enamels, interior semi-gloss and trim, interior/exterior stains and wood primers

Industrial Markets: Metal primers, general metal, transportation, machinery and equipment, industrial maintenance and marine, metal container and wood furniture

Alkyd Copolymer	Architectural Markets: Stain blocking primer, sanding sealers and aerosol

Industrial Markets: Machinery and equipment, transportation, general metal and drywall coating

Urethane Modified	Architectural Markets: Clear varnishes (DIY) and floor coatings

Industrial Markets: Wood coatings

Silicone Alkyd	Industrial Markets: Industrial maintenance and marine and heat resistance coatings

Acrylic Resins

We are a supplier of acrylic resins (solvent and water-based) in North America and Europe. Acrylic resins are used for interior trim paints and exterior applications where weathering protection, color and gloss retention are critical. In addition, we produce a wide range of specialty acrylic resins for marine and maintenance paints and automotive topcoats. We are also a low cost producer of acrylic monomer, the key raw material for our acrylic resins. This ability to internally produce key raw materials gives us a competitive cost advantage relative to our competitors and ensures adequacy of supply.

Products	Key Applications
Acrylic Dispersions	Architectural Markets: Interior semi-gloss & high gloss, interior and exterior paints, stains and sealers, drywall primer, masonry coatings and general purpose

Industrial Markets: Automotive OEM, packaging, general metal, wood, plastic coatings, traffic marking paint, industrial maintenance and transportation, adhesives and textiles

Solutions Acrylics	Architectural Markets: Aerosol, masonry and tile sealer

Industrial Markets: Transportation, packaging, aerosol, automotive OEM, appliance, industrial maintenance and marine and road marking

Ink Resins and Additives

We are the world’s largest producer of ink resins and associated products, with a market share of 15%. Ink resins are used to apply ink to a variety of different substrates including paper, cardboard, metal foil and plastic. We provide resins, liquid components and additives, sold primarily under the globally recognized Lawter™ brand name to customers formulating inks for a variety of substrates and printing processes. Our products offer such performance enhancements as durability, printability, substrate application, drying speed and security. Typical end use applications include brochures, newspapers, magazines, food packages, beverage cans and flexible packaging. We are also a provider of formulated UV-cure coatings and inks. Our proprietary technology has enabled us to gain a leading position in the global fiber optic market.

Products	Key Applications
Resins	Graphic arts, commercial, publication and packaging

Vehicles and waxes	Sheet-fed, heatset, gloss and wetting vehicles and wax products

Liquid Inks	Polymer films, paper and corrugated boards

Versatic Acids and Derivatives

We are the world’s largest producer of versatic acids and derivatives, with a market share of 76%. Versatic acids and derivatives are specialty monomers which provide significant performance advantages to finished coatings, including superior adhesion, flexibility, ease of application and other high performance characteristics. The products include basic versatic acids and derivatives sold under the Versatic, VEOVA® and CARDURA® names. Applications for versatic acids include decorative, automotive and protective coatings as well as other uses, such as pharmaceuticals and personal care products. We manufacture versatic acids and derivatives using our integrated manufacturing sites and our internally produced ECH.

Products	Key Applications
Cardura	Automotive repair/refinishing, automotive OEM and industrial coating

Versatic	Chemical building block, peroxides, pharmaceuticals and agrochemicals

VeoVa	Architectural coatings and construction

Segments

The products and market applications discussion above provided information organized around our primary applications (adhesives & structural and coating), while our organizational structure is based on the thermoset products we offer and the markets we serve. During the fourth quarter of 2005, we changed our reportable segments to better reflect the stage of the transition from the previous organization of our pre-merger companies to the Company’s organizational structure during the latter half of 2005. The transition provides greater alignment with the respective operating divisions and reporting segments. At December 31, 2005, our organizational structure consisted of four operating divisions that are directly aligned with our reportable segments: Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins, Coatings and Inks, and Performance Products. A brief summary of the major products and primary applications of our operating divisions, which aligned with the Company’s reportable segments, is as follows:

Epoxy and Phenolic Resins

2005 Net Sales	$1,909

Major Products: Epoxy resins and intermediates Molding compounds Versatic acids and derivatives Formaldehyde based resins and intermediates: • Specialty phenolic resins Epoxy coating resins	Primary Application: Adhesive & Structural Adhesive & Structural Coating Adhesive & Structural Coating

Formaldehyde and Forest Products Resins

2005 Net Sales	$1,281

Major Products: Formaldehyde based resins and intermediates: • Formaldehyde applications • Forest products resins	Primary Application: Adhesive & Structural Adhesive & Structural

Coatings and Inks

2005 Net Sales	$886

Major Products: Composite resins Polyester resins Acrylic resins Alkyd Resins Ink resins and additives	Primary Application: Adhesive & Structural Coating Coating Coating Coating

Performance Products

2005 Net Sales	$394

Major Products: Phenolic Encapsulated Substrates: • Oil field service applications • Foundry applications	Primary Application: Adhesive & Structural Adhesive & Structural

All historical segment information included herein has been restated to conform with our current segment reporting. The changes to previously reported segment information are simply a reclassification of activity among the Company’s segments and they do not impact any of the Company’s previously reported consolidated results.

We began implementing additional refinements to our operating divisions in 2006 to more closely link similar products, minimize divisional boundaries and improve our ability to serve common customers from pre-merger legacy company relationships which may result in additional refinements to our reporting segments.

Marketing and Distribution

Products are sold to industrial users throughout the world through our direct sales force to larger customers and through third-party distributors to serve our smaller customers more cost effectively. Our direct sales force, customer service and support network consists of 319 employees in the Americas, 202 employees in Europe/Africa/Middle East and 36 employees in Asia-Pacific. Our customer service and support network is organized into key regional customer service centers. We have global account teams that focus on coordination for major global customers, including technical service, supply and commercial terms. Furthermore, where operational and regulatory factors vary meaningfully from country to country, we organize locally.

Competition

We compete with a variety of companies, including large global chemical companies and small specialty chemical companies, in each of our product lines. In addition, we face competition from a number of products that are potential substitutes for formaldehyde-based resins. The principal factors of competition in our industry include technical service, breadth of product offering, product innovation, and price. Some of our competitors are larger, have great financial resources and have less debt than we do and may, as a result, be better able to withstand changes in conditions throughout our industry relating to pricing or otherwise and the economy as a whole. We are able to compete with smaller niche specialty chemical companies due to our significant investment in research and development and our customer service model which provides for on-site value added technical service for our customers. In addition, our size and scale provides us significant efficiencies in our cost structure.

We believe that no single company competes with us across all of our existing product lines. The following charts sets forth our principal competitors by market application.

Adhesive & Structural Products and Market Application

Major Products	Principal Competitors

Forest Products Resins	Dynea International, Georgia-Pacific and Kronospan

Specialty Phenolic Resins	Dynea International, Occidental Petroleum, Schenectady, Ashland and PA Resins

Formaldehyde Applications	Dynea International and Georgia-Pacific

Epoxy Resins and Intermediates	Huntsman, Dow Chemical, Nan Ya and the Formosa Plastics Group, Chang Chun Polymers and Thai Epoxy

Composite Resins	Huntsman, Dow Chemical, Ashland, AOC, Reichhold and CCP/Atofina

Phenolic Encapsulated Substrates	Ashland, Carbo Ceramics, Santrol and Dynea International

Molding Compounds	Dynea International, FAR and Sumitomo

Coating Products and Market Application

Major Products	Principal Competitors

Epoxy Coating Resins	Dow Chemical, Huntsman, Nan Ya and the Formosa Plastics Group, Leuna and Kuk-do

Polyester Resins	DSM, Cytec, Cray Valley/CCP, Reichhold, Nuplex and EPS (owned by Valspar)

Alkyd Resins	Reichhold, CCP/Atofina/Cray Valley, DSM, Nuplex and EPS (owned by Valspar)

Acrylic Resins	Rohm & Haas, BASF, Dow Chemical, Cognis and DSM (Neoresins)

Ink Resins and Additives	Mead Westvaco, Akzo Nobel, Arizona, Resinall, Arakawa and Harima

Versatic Acids and Derivatives	ExxonMobil and Tianjin Shield

Raw Materials

Raw material costs make up approximately 80% of our product costs. In 2005, we purchased approximately $3 billion of raw materials. The three largest raw materials utilized in our production processes are phenol, methanol and urea, which represented 49% of our total raw material expenditures. The majority of raw materials used in the manufacturing of our products are available from more than one source and are readily available in the open market. We use long-term purchase agreements for our primary and certain other raw materials to ensure availability of adequate supplies. These agreements generally have periodic price adjustment mechanisms and do not have minimum annual purchase requirements. Those smaller quantity materials that are single sourced generally have long-term supply contracts as a basis to guarantee a maximum of supply reliability. Prices for our main feedstocks are generally driven by underlying petrochemical benchmark prices and energy costs. These raw materials are subject to price fluctuations. Although we seek to offset increases in raw material prices with increases in our product prices, we may not always be able to do so, and there may be periods when such product price increases lag behind raw material price increases.

Customers

In 2005, our largest customer accounted for 3% of our net sales and our top ten customers accounted for 18% of our net sales. Neither our business nor any of our reporting segments depend on any single customer or a particular group of customers, the loss of which would have a material adverse effect on such a reporting group. Our primary customers consist of manufacturers, and the demand for our products is generally not seasonal.

Patents and Trademarks

We own, license or have rights to over 1,000 patents, over 1,500 trademarks and various patent and trademark applications and technology licenses in our reporting groups around the world, which are held for use or currently used in our operations. Our most significant trademarks are BORDEN®, RESOLUTION®, EPIKOTE® Resins, EPON® Resins, EPIKURE® Curing Agents, EPI-REZ® Waterborne Resins, AQUAMAC®, DURAMAC®, POLYMAC®, ACRYLIMAC®, HELOXY® Modifiers, CARDURA® Glycidyl Ester, VEOVA® Monomers, VERSATIC acids, LAWTER™, McWhorter® and ERNST JAEGER®. We use BORDEN® in our operations and license the trademark to third parties for use on non-chemical products. A majority of our patents relate to the development of new products and processes for manufacturing and use thereof and will expire at various times between 2006 and 2026. We renew our trademarks on a regular basis. Bakelite owns numerous foreign registrations of the trademark Bakelite, which it uses in its operations and has licensed to a limited number of third parties on a non-exclusive basis. No individual patent or trademark is considered to be material; however, our overall portfolios of patents and trademarks are valuable assets.

Environmental Regulations

Our operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials and are subject to extensive environmental regulation at the federal, state and international level and are exposed to the risk of claims for environmental remediation or restoration. Our production facilities require operating permits that are subject to renewal or modification. Violations of environmental laws or permits may result in restrictions being imposed on operating activities, substantial fines, penalties, damages or other costs. In addition, statutes such as the federal Comprehensive Environmental Response, Compensation, and Liability Act and comparable state and foreign laws impose strict, joint and several liability for investigating and remediating the consequences of spills and other releases of hazardous materials, substances and wastes at current and former facilities, and at third-party disposal sites. Other laws permit individuals to seek recovery of damages for alleged personal injury or property damage due to exposure to hazardous substances and conditions at our facilities or to hazardous substances otherwise owned, sold or controlled by us. Therefore, notwithstanding our commitment to environmental management, environmental, health and safety liabilities may be incurred in the future, and such liabilities may result in a material adverse effect on our business, financial condition, results of operations or cash flows.

Accruals for environmental matters are recorded in accordance with the guidelines of the AICPA Statement of Position 96-1, “Environmental Remediation Liabilities,” when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Although our environmental policies and practices are designed to ensure compliance with international, federal and state laws and environmental regulations, future developments and increasingly stringent regulation could require us to make additional unforeseen environmental expenditures. In addition, our former operations, including our ink, wall coverings, film, phosphate mining and processing, thermoplastics, food and dairy operations, may give rise to claims relating to our period of ownership. We cannot assure you that, as a result of former, current or future operations, there will not be some future impact on us relating to new regulations or additional environmental remediation or restoration liabilities.

We have adopted and implemented health, safety and environmental policies, which include systems and procedures governing environmental emissions, waste generation, process safety management, handling, storage and disposal of hazardous substances, worker health and safety requirements, emergency planning and response, and product stewardship. We anticipate incurring future costs for capital improvements and general compliance under environmental laws, including costs to acquire, maintain and repair pollution control equipment. In 2005, we incurred related capital expenditures of $18 million. We estimate that $27 million will be spent for capital expenditures in 2006 for environmental controls at our facilities. This estimate is based on current regulations and other requirements, but it is possible that material capital expenditures in addition to those currently anticipated could be required if regulations or other requirements change.

Industry Regulatory Matters

The production and marketing of chemical substances are regulated by national and international laws. Although almost every country has its own legal procedure for registration and import, laws and regulations in the European Union, the United States and China are most significant to our business, including the European inventory of existing commercial chemical substances, the European list of notified chemical substances and the United States Toxic Substances Control Act inventory. Chemicals which are on one or more of the above lists can usually be registered and imported without additional testing in other countries, although additional administrative hurdles may exist.

We also actively seek approvals from the U.S. Food and Drug Administration for certain specialty chemicals produced by us, principally where we believe that these specialty chemicals will or may be used by our customers in the manufacture of products that will come in direct or indirect contact with food.

Research and Development

Our research and development activities are aimed at developing and enhancing products, processes, applications and technologies to maintain our position as the world’s largest producer of thermoset resins. We focus on:

•	developing new or improved applications based on our existing product line and identified customer needs;

•	developing new resin products and applications for customers in order to improve their competitive advantage and profitability;

•	providing premier technical service for customers of specialty products;

•	providing technical support for manufacturing locations and assisting in plant optimization;

•	ensuring that our products are manufactured in accordance with our global environmental, health and safety policies and objectives;

•	developing lower cost manufacturing processes globally; and

•	expanding production capacity.

In 2005, 2004 and 2003, our research and development and technical services expenses were $62 million, $30 million and $16 million, respectively. Development and marketing of new products are carried out by our reporting groups and are integrated with quality control for existing product lines. We emphasize a customer driven, “systems and solutions” approach in discovering new applications and processes and providing excellent customer service through our technical staff. Through regular direct contact with our key customers, our research and development personnel can become aware of evolving customer needs in advance and can anticipate their requirements in planning customer programs. We also focus on on-going improvement of plant yields, fixed costs and capacity. These continuous integrated streams are characterized by exceptional product consistency, low cost economics and high quality resin that is valued by the customer for demanding applications. We estimate that this process provides us with a sustainable cost advantage over conventional batch technology, which is the traditional method of manufacturing certain resins.

We have over 600 scientists and technicians worldwide. We conduct research and development activities primarily at our facilities located in Carpentersville, Illinois; Louisville, Kentucky; Cincinnati, Ohio; Springfield, Oregon; Roebuck, South Carolina; Houston, Texas; Pleasant Prairie, Wisconsin; Kallo, Belgium; Louvian-la-Neuve, Belgium; Tianjin, China; Sokolov, Czech Republic; Duisburg, Germany; Iserlohn, Germany; Sant’ Albano, Italy; Pernis, The Netherlands and Barry, South Wales, UK. Our research and development facilities include a broad range of synthesis, testing and formulating equipment, and small scale versions of customer manufacturing processes for applications development and demonstration. In addition, we have an agreement with a not-for-profit research center to assist in certain research projects and new product development initiatives.

Employees

At December 31, 2005, we had approximately 7,000 employees. Approximately 46% of our employees are members of a labor union or represented by workers’ councils that have collective bargaining agreements. Most of our European employees are represented by works councils. Relationships with our union and non-union employees are generally satisfactory.

Where You Can Find More Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports are available free of charge to the public through our internet website at www.hexion.com under “Investor Relations - SEC Filings.”

ITEM 1A.	RISK FACTORS

Any of the following risks could materially adversely affect our business, financial condition or results of operations and prospects.

Borden Chemical, Resolution Performance, Resolution Specialty and Bakelite have a limited history of working together as a single company. Should we fail to integrate the operations of Borden Chemical, Resolution Performance, Resolution Specialty and Bakelite and achieve cost savings, our results of operations and profitability would be negatively impacted.

We may not be successful integrating Borden Chemical, Resolution Performance, Resolution Specialty and Bakelite, and the combined company may not perform as we expect or achieve the net cost savings we anticipate. A significant element of our business strategy is the improvement of our operating efficiencies and a reduction of our operating costs. Management is currently targeting $250 million in synergies from the Hexion Formation of which $125 million of cost savings have been specifically identified. We achieved cost savings of $20 million in 2005. We expect to incur one-time costs of $75 million in connection with implementing these synergies. A variety of factors could cause us not to achieve the benefits of the cost savings plan, or could result in harm to our business. For example, certain of our European operations utilize IT systems with limited systems support. In the event we are not able to integrate these systems with our more advanced IT systems, our ability to efficiently operate in certain European countries could be diminished. In addition, the impact of Hurricanes Katrina and Rita on our business, along with future hurricanes and natural disasters, may affect our ability to achieve our cost savings plan in the near term. Additional factors include:

•	delays in the anticipated timing of activities related to our cost savings plan;

•	higher than expected or unanticipated costs to implement the plan and to operate the business;

•	inadequate resources to implement the plan and to operate the business;

•	our inability to optimize manufacturing processes between the companies;

•	our inability to obtain lower raw material prices;

•	our inability to utilize new geographic distribution channels;

•	our inability to reduce corporate and administrative expenses; and

•	our inability to identify an additional $125 million of cost savings consistent with our synergy target.

As a result, we may not achieve our expected cost savings in the time anticipated, or at all. In such case, our results of operations and profitability would be negatively impaired.

The Hexion Formation may prove disruptive and could result in the combined business failing to meet our expectations.

The continuing process of integrating the operations of Borden Chemical, Resolution Performance, Resolution Specialty and Bakelite may continue to require a disproportionate amount of resources and management attention. Our future operations and cash flows will depend largely upon our ability to operate Hexion efficiently, achieve the strategic operating objectives for our business and realize significant cost savings and synergies. Our management team may encounter unforeseen difficulties in managing the integration of our four businesses. In order to successfully combine and operate our businesses, our management team will need to continue to focus on realizing anticipated synergies and cost savings on a timely basis while maintaining the efficiency of our operations. Any substantial diversion of management attention or difficulties in operating the combined business could affect our sales and ability to achieve operational, financial and strategic objectives. For example, we expect to devote substantial management attention in order to implement financial reporting and other systems that will permit us to utilize a shared service business model (for certain processes) along with a single company wide SAP® system.

Our historical and pro forma financial information may not reflect what our actual results of operations and financial condition would have been had we been a combined company for the periods presented and thus these results may not be indicative of our future operating performance.

The historical financial information included in this prospectus is constructed from the separate financial statements of Resolution Performance, Borden Chemical and Resolution Specialty for periods prior to the consummation of the Hexion Formation. In addition, Bakelite has historically prepared its financial statements in accordance with German GAAP, which differs in certain respects from US GAAP. The Bakelite financial statement presentation included in this prospectus has been converted from the local GAAP of Bakelite and its subsidiaries to US GAAP. The pro forma financial information presented in this prospectus is based in part on certain assumptions regarding the Hexion Formation that we believe are reasonable. Our assumptions may prove to be inaccurate over time. Accordingly, the historical and pro forma financial information included in this prospectus may not reflect what our results of operations and financial condition would have been had we been a combined entity during the periods presented, or what our results of operations and financial condition will be in the future.

Our limited operating history and the challenge of integrating previously independent businesses make evaluating our business and our future financial prospects difficult. Our potential for future business success and operating profitability must be considered in light of the risks, uncertainties, expenses and difficulties typically encountered by recently organized or combined companies.

Although EBITDA is derived from the financial statements (pro forma or historical, as the case may be) of Hexion, the calculation of Adjusted EBITDA contains a number of estimates and assumptions that may prove to be incorrect. For example, the synergies assume we can obtain improved raw materials pricing, the determination of legacy corporate expenses, net contains an estimate as to the cost of replacement services and business realignment expenses contains a number of assumptions as to excess costs. Although management of Hexion believes these estimates and assumptions are reasonable and correct and are consistent with the definition of Adjusted EBITDA in our indentures, investors should not place undue reliance upon Adjusted EBITDA as an indicator of current and future performance.

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from fulfilling our obligations under our existing or future indebtedness.

We are a highly leveraged company. As of December 31, 2005, we had $2.4 billion of outstanding indebtedness. In fiscal 2006, our cash debt service is expected to be approximately $268 million (including $51 million of short term debt maturities) based on current interest rates, of which $146 million represents debt service on fixed-rate obligations. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt depends on a range of economic, competitive and business factors, many of which are outside our control. Our business may not generate sufficient cash flow from operations to meet our debt service and other obligations, and currently anticipated cost savings and operating improvements may not be realized on schedule, or at all. If we are unable to meet our expenses and debt service obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. We may not be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity.

Our substantial indebtedness could have important consequences for you, including the following:

•	it may limit our ability to borrow money or sell stock for our working capital, capital expenditures, dividend payments, debt service requirements, strategic initiatives or other purposes;

•	it may limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	it may increase the amount of our interest expense, because certain of our borrowings are at variable rates of interest, which, if interest rates increase, could result in higher interest expense;

•	we are more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to downturns in our business or the economy;

•	a substantial portion of our cash flow from operations will be dedicated to the repayment of our indebtedness and will not be available for other purposes;

•	it may restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities;

•	it may make it more difficult for us to satisfy our obligations with respect to our existing indebtedness; and

•	it may limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds or dispose of assets.

Our variable-rate indebtedness subjects us to interest rate risk, which could cause our annual debt service obligations to increase significantly.

Certain of our indebtedness, including indebtedness under our floating rate notes and borrowings under our senior secured credit facilities, are at variable rates of interest and expose us to interest rate risk. See “Description of Certain Indebtedness.” If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. Assuming the amount of variable rate indebtedness remains the same, an increase of 1% in the interest rates payable on our variable rate indebtedness would increase our fiscal 2006 estimated debt service requirements by approximately $8 million. Accordingly, an increase in interest rates from current levels could cause our annual debt-service obligations to increase significantly.

Despite our substantial indebtedness we may still be able to incur significantly more debt. This could intensify the risks described above.

The terms of the indentures governing our notes, our senior secured credit facilities and the instruments governing our other indebtedness and Series A Preferred Stock contain restrictions on our ability to incur additional indebtedness. These restrictions are subject to a number of important qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we could incur significant additional indebtedness in the future. As of December 31, 2005, we had $221 million available for additional borrowing under our senior secured credit facilities, including the subfacility for letters of credit, and the covenants under our debt agreements would allow us to borrow a significant amount of additional indebtedness. The more we become leveraged, the more we, and in turn our securityholders, become exposed to the risks described above under “—Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from fulfilling our obligations under our existing or future indebtedness.”

The terms of our senior secured credit facilities and our existing indebtedness may restrict our current and future operations.

Our senior secured credit facilities and our existing indebtedness contain, and any future indebtedness we incur would likely contain, a number of restrictive covenants that will impose significant operating and financial restrictions on our ability to, among other things:

•	incur or guarantee additional debt;

•	pay dividends and make other distributions to our shareholders;

•	create or incur certain liens;

•	make certain loans, acquisitions, capital expenditures or investments;

•	engage in sales of assets and subsidiary stock;

•	enter into sale/leaseback transactions;

•	enter into transactions with affiliates;

•	transfer all or substantially all of our assets or enter into merger or consolidation transactions; and

•	make capital expenditures.

In addition, our senior secured credit facilities require us to maintain a maximum senior secured bank leverage ratio. As a result of these covenants and this ratio, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. While we are currently in compliance with all of the terms of our outstanding indebtedness, including the financial covenants contained therein, a downturn in our business could cause us to fail to comply with the financial or other covenants in our senior secured credit facilities.

A failure to comply with the covenants contained in our senior secured credit facilities or our existing indebtedness could result in an event of default under the facilities or the existing agreements. In the event of any default under our senior secured credit facilities or our other indebtedness, the lenders thereunder:

•	will not be required to lend any additional amounts to us;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable;

•	require us to apply all of our available cash to repay these borrowings; or

•	prevent us from making payments on the Series A Preferred Stock.

If the indebtedness under our senior secured credit facilities or our other indebtedness were to be accelerated, our assets may not be sufficient to repay such indebtedness in full. See “Description of Certain Indebtedness.”

Demand for many of our products is cyclical and we may experience prolonged depressed market conditions for our products, which may decrease our net sales and operating margins.

Many of our products are used in industries that are cyclical in nature, such as the new home construction, automotive, oil and gas, chemicals and electronics industries. We sell our products to manufacturers in those industries who incorporate them into their own products. Sales to the construction industry are driven by trends in commercial and residential construction, housing starts and trends in residential repair and remodeling. Consumer confidence, mortgage rates and income levels play a significant role in driving demand in the residential construction, repair and remodeling sector. A drop in consumer confidence or an increase in mortgage rates or unemployment could cause a slowdown in the construction industry, and in particular the residential construction, repair and remodeling industry. These and other similar adverse developments could cause a material decrease in our net sales and operating margins.

Downturns in one or more of the other businesses that use our products can adversely affect our net sales and operating margins. Many of our customers are in businesses that are cyclical in nature and sensitive to changes in general economic conditions. In 2002, sales of Borden Chemical’s oil field services products declined 29% as a result of reduced drilling activity. Demand for our products depends, in part, on general economic conditions, and a decline in economic conditions in the industries served by our customers has, and may continue to have, a material adverse effect on our business. An economic downturn in one or more of the businesses or geographic regions in which we sell our products could cause a material decrease in our net sales and operating margins.

We rely significantly on raw materials in the production of our products and fluctuations in costs would increase our operating expenses.

Our manufacturing operations depend upon obtaining adequate supplies of our raw materials on a timely basis. The loss of a key source of supply or a delay in shipments could have an adverse effect on our business. In addition, several of our feedstocks at various facilities are transported through a pipeline from one supplier. If we were unable to receive these feedstock through these pipeline arrangements, we may not be able to obtain them from other suppliers at competitive prices or in a timely manner. During the past three years, the prices of these materials have been volatile. We are exposed to price risks associated with these raw material purchases. The availability and prices of raw materials may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates, cost components of raw materials and worldwide price levels. In addition, we may be subject to increasing raw material prices and fuel surcharges due to hurricanes, such as Hurricanes Katrina and Rita in 2005, and other natural disasters and the associated damage to our suppliers. In 2005, approximately $27 million of incremental expenses associated with Hurricanes Katrina and Rita negatively impacted our results. Our ability to manufacture products depends on our ability to obtain an adequate supply of raw materials in a timely manner. Furthermore, if the cost of raw materials increases significantly and we are unable to offset the increased costs with higher selling prices, our profitability will decline. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Although certain of our contracts include competitive price clauses that allow us to buy outside the contract if market pricing falls below contract pricing and other contracts have minimum-maximum monthly volume commitments that allow us to take advantage of spot pricing, we may not be able to purchase raw materials at market price. In addition, some of our customer contracts include selling price provisions that are indexed to publicly available indices for these commodity raw materials; however, we may not be able to immediately pass on raw material price increases to our customers, if at all. Due to differences in timing of the pricing mechanism trigger points between our sales and purchase contracts, there is often a “lead-lag” impact during which margins are negatively impacted for the short term in periods of rising raw material prices and positively impacted in periods of falling raw material prices. Raw material prices may not decrease from currently high levels or, if they do, we may not be able to capitalize on any such reductions in a timely manner, if at all.

Rising energy costs have previously increased our operating expenses and reduced net income and may in the future continue to do so, which could have a negative impact on our financial condition.

Natural gas is essential in our manufacturing processes, and its cost can vary widely and unpredictably. Our energy costs represented approximately 4% of our total cost of sales in 2005. Energy costs have risen significantly over the past several years due to the increase in the cost of oil and natural gas and the recent shortages of energy in various states, including those caused by Hurricanes Katrina and Rita. Our operating expenses increased in 2005 and will continue to increase if these costs continue to rise or do not return to historical levels. Rising energy costs may also increase our raw material costs. If we cannot pass these costs through to our customers, our profitability may decline. In addition, rising energy costs also negatively impact our customers and the demand for our products. These risks will be exacerbated if our customers or production facilities are in locations experiencing severe energy shortages.

Environmental obligations and liabilities could have a substantial negative impact on our financial condition, cash flows and profitability.

Our operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials and are subject to extensive environmental laws and regulations at the national, state, local and international level. Such environmental laws and regulations include those governing the discharge of pollutants into the air and water, the management and disposal of hazardous materials and wastes, the cleanup of contaminated sites and occupational health and safety. We have incurred, and will continue to incur, significant costs and capital expenditures in complying with these laws and regulations. In 2005, we incurred $18 million in capital expenditures to comply with environmental laws and regulations, and for other environmental improvements. In addition, violations of environmental laws or permits may result in restrictions being imposed on our operating activities or in our being subjected to substantial fines, penalties, criminal proceedings, third party property damage or personal injury claims or other costs. In addition, future developments or increasingly stringent regulation could require us to make additional unforeseen environmental expenditures. For example, the Louisville Metro Air Pollution control district has proposed new regulations that, if promulgated in their current form, could result in increased costs at our Louisville, Kentucky facility. In addition, potential air compliance issues at the Louisville facility could adversely affect our ability to achieve operational synergies in a timely fashion.

Even if we fully comply with environmental laws, we are subject to liability associated with hazardous substances in soil, groundwater and elsewhere at a number of sites. These include sites that we formerly owned or operated, and sites where hazardous wastes and other substances from our current and former facilities and operations have been treated, stored or disposed of, as well as sites that we currently own or operate. Depending upon the circumstances, our liability may be joint and several, meaning that we may be held responsible for more than our proportionate share, or even all, of the liability involved. Environmental conditions at such sites can lead to claims against us for personal injury or wrongful death, property damages, and natural resource damage, as well as to claims and obligations for the investigation and cleanup of environmental conditions. The extent of any such liabilities can be difficult to predict.

We have been notified that we are or may be responsible for environmental remediation at a number of sites in the United States, Europe and South America, and we are also undertaking a number of voluntary cleanups. We believe the most significant of these and the site that makes up approximately half of our remediation accrual is the site formerly owned by us in Geismar, Louisiana. As a result of former, current or future operations, there are likely to be additional environmental remediation or restoration liabilities or claims of personal injury by employees or members of the public due to exposure or alleged exposure to hazardous materials in connection with our operations, properties or products. We are aware of several sites, sold by us over 20 years ago, that may have significant site closure or remediation costs. Actual costs at these sites, as well as our share, if any, are unknown to us at this time. In addition, we have been served in two tort actions relating to one of these sites. If we fail to mount a successful defense against legal proceedings involving former sites, any significant finding of liability could have a negative impact on our financial condition, cash flows and profitability.

These environmental liabilities or obligations, or any that may arise or become known to us in the future, could have a material adverse effect on our financial condition, cash flows and profitability.

Because we manufacture and use materials that are known to be hazardous, we are subject to comprehensive product and manufacturing regulations, for which compliance can be costly and time consuming.

We produce hazardous chemicals that require care in handling and use and are subject to regulation by many U.S. and non-U.S. national, supra-national, state and local governmental authorities. In some circumstances, before we may sell some of our products these authorities must approve these products and our manufacturing processes and facilities. As our facilities grow, we may become subject to additional regulation or higher compliance standards. We are also subject to ongoing reviews of our products and manufacturing processes. For example, formaldehyde is an extensively regulated chemical, which various public health agencies continue to evaluate. The International Agency for Research on Cancer, or IARC, has recently reclassified formaldehyde as “carcinogenic to humans,” a higher classification than previous IARC evaluations, based principally on a study conducted by the National Cancer Institute (NCI) linking formaldehyde exposure to nasopharyngeal cancer, a rare form of cancer in humans. IARC also concluded that there was strong but not sufficient evidence for a finding of a causal association between leukemia and occupational exposure to formaldehyde, although IARC could not identify a mechanism for leukemia induction. IARC’s monograph reporting this decision has not yet been published. It is possible that this reclassification will lead to further governmental review of existing regulations and may result in additional costly requirements. In addition, BPA, which is used as an intermediate at our Deer Park and Pernis manufacturing facilities and is also sold directly to third parties, is currently under evaluation as an “endocrine disrupter.” Endocrine disrupters are chemicals that have been alleged to interact with the endocrine systems of humans and wildlife and disrupt normal processes. Pursuant to EU regulation 793/93/EC, BPA producers are currently conducting an extensive toxicology testing program of the chemical. In the event that BPA is further regulated, additional operating costs would likely be incurred to meet more stringent regulation of the chemical.

In order to obtain regulatory approval of certain new products, we must, among other things, demonstrate to the relevant authority that the product is safe for its intended uses and that we are capable of manufacturing the product in accordance with current regulations. The process of seeking approvals can be costly, time consuming and subject to unanticipated and significant delays. Approvals may not be granted to us on a timely basis, or at all. Any delay in obtaining, or any failure to obtain or maintain, these approvals would adversely affect our ability to introduce new products and to generate revenue from those products. New laws and regulations may be introduced in the future that could result in additional compliance costs, seizures, confiscation, recall or monetary fines, any of which could prevent or inhibit the development, distribution or sale of our products. For example, we produce resin-coated sand. Because sand consists primarily of crystalline silica, it creates the potential for silica exposure, which is a recognized health hazard. The Occupational Safety and Health Administration, or OSHA, will likely propose in 2006 a comprehensive occupational health standard for crystalline silica to provide for lower permissible exposure limits, exposure monitoring, medical surveillance and worker training. We may have to incur substantial additional costs over time to comply with any new OSHA regulations. In addition, the European Commission is finalizing a new regulatory system, known as Registration, Evaluation and Authorization of Chemicals, or REACH, which would require manufacturers, importers and consumers of certain chemicals to register such chemicals and evaluate their potential impacts on human health and the environment. Based on the results of the evaluation, a newly created regulatory body would then determine if the chemical should be further tested, regulated, restricted or banned from use. If REACH is enacted in its current form, significant market restrictions could be imposed on the current and future uses of chemical products sold by us in the European Union. Because the timing and ultimate form of the potential REACH regulation is not yet known, we cannot accurately predict future compliance costs, which could be significant. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, which would have an adverse effect on our financial condition, cash flows and profitability.

Because we manufacture and use materials that are known to be hazardous, our production facilities are subject to significant operating hazards which could cause personal injury and loss of life, severe damage to, or destruction of, property and equipment and environmental contamination.

We are dependent on the continued operation of our 86 production facilities. These facilities are subject to hazards associated with the manufacture, handling, storage and transportation of chemical materials and products, including pipeline leaks and ruptures, explosions, fires, inclement weather and natural disasters, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, and environmental hazards, such as spills, discharges or releases of toxic or hazardous substances and gases, storage tank leaks and remediation complications. These hazards can cause personal injury and loss of life, severe damage to, or destruction of, property and equipment and environmental contamination and other environmental damage and could have a material adverse effect on our financial condition. In addition, due to the nature of our business operations, we have been and may continue to be subject to scrutiny from environmental action groups. For example, currently there is an environmental group in the vicinity of our Louisville facility led by residents of the “Rubbertown” area, in which there are many chemical facilities, including our plant. As is typical for such groups, residents are claiming that the chemical facilities have caused health and property damage. In addition, in another state, we have been named as a defendant in a lawsuit involving one of our divested facilities that alleges residents living nearby suffered health issues as a result of exposure to chemicals used at that plant. In addition, a group has challenged the use of toluene di-isocyanate (“TDI”) at our Môlndal, Sweden facility. As a result, a court has ruled that TDI use under the current permit must be reduced. Although we are appealing the court’s ruling, a limit on TDI use would restrict certain operations at that facility. The activities by the environmental groups could result in additional litigation and damage to our reputation. We may incur losses beyond the limits of, or outside the coverage of, our insurance policies, in particular for liabilities associated with environmental cleanup that may arise out of such hazards. In addition, from time to time, various types of insurance for companies in the chemical industry, such as coverage for silica claims, have not been available on commercially acceptable terms, or, in some cases, have been unavailable. In the future, we may not be able to obtain coverage at current levels, and our premiums may increase significantly on coverage that we maintain.

We are subject to adverse claims from our customers and their employees as a result of the hazardous nature of our products.

We produce hazardous chemicals that require appropriate procedures and care to be used in handling them or using them to manufacture other products. As a result of the hazardous nature of some of the products we use and produce, we may face exposure relating to incidents involving our customers’ improper handling, storage and use of our products. On February 20, 2003, an explosion occurred at the facility of one of our customers, CTA Acoustics, Inc., which we refer to as CTA. Seven plant workers were killed and more than 40 workers were injured. There are six lawsuits in Laurel County, Kentucky, arising out of this incident, primarily seeking recovery for wrongful death, personal injury, emotional distress, loss of consortium, property damage and indemnity. On October 20, 2005, a settlement was reached with representatives of seven deceased plant workers and twelve seriously injured workers. Our proposed share of the settlement amount is expected to be covered by insurance. The property damage claim and suits by workers for emotional distress and minor injuries remain to be resolved. Although we believe that we have adequate insurance coverage to address any additional payments and/or legal fees in excess of $5 million involved in any single incident, we could be subject to additional significant judgments given the nature of this litigation. We have historically faced a substantial number of lawsuits, including class action lawsuits, claiming liability for death, injury or property damage caused by products we manufacture or those that contain our components. These lawsuits, and any future lawsuits, could result in substantial damage awards against us, which in turn could encourage additional lawsuits. The classification of formaldehyde as “carcinogenic to humans” by IARC could become the basis in product liability litigation, particularly if there are any definitive studies demonstrating a causal association with leukemia. In addition, in large part as a result of the bankruptcies of many producers of asbestos containing products, plaintiffs’ attorneys are increasing their focus on peripheral defendants, including us, and asserting that even products that contained a small amount of asbestos caused injury. Plaintiffs’ attorneys are also focusing on alleged harm caused by other products we have made or used, including silica-containing resin coated sands and vinyl chloride monomer, or VCM. While we cannot predict the outcome of pending suits and claims, we believe that we have adequate reserves to address currently pending litigation and adequate insurance to cover currently pending and foreseeable future claims. An unfavorable outcome in these litigation matters may cause our profitability, business, financial condition and reputation to decline.

Our substantial international operations subject us to risks not faced by domestic competitors, which include unfavorable political, regulatory, labor and tax conditions in other countries.

We have significant manufacturing operations outside the United States. In 2005, our net sales outside the United States represented approximately 50% of our total sales. We have 49 production facilities located outside the United States, primarily concentrated in Australia, Brazil, Canada, China, the Czech Republic,

Germany, Italy, Korea, Malaysia, the Netherlands and the United Kingdom. Accordingly, our business is subject to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks are inherent in international operations, including, but not limited to, the following:

•	difficulty in enforcing agreements through foreign legal systems;

•	foreign customers may have longer payment cycles;

•	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade and investment, including currency exchange controls;

•	fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products and services provided by us in foreign markets where payment for our products and services is made in the local currency;

•	increased costs of transportation or shipping;

•	risk of nationalization of private enterprises;

•	changes in general economic and political conditions in the countries in which we operate;

•	unexpected adverse changes in foreign laws or regulatory requirements, including those with respect to environmental protection, export duties and quotas;

•	difficulty with staffing and managing widespread operations; and

•	required compliance with a variety of foreign laws and regulations.

In addition, intellectual property rights may be more difficult to enforce in foreign countries. We currently have joint ventures in China, where we license technology to our joint venture partners. We may not be able to adequately protect our intellectual property in China or elsewhere. Our business in emerging markets requires us to respond to rapid changes in market conditions in these countries. Our overall success as a global business depends, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions. We may not continue to succeed in developing and implementing policies and strategies that will be effective in each location where we do business. Furthermore, each of the foregoing risks is likely to take on increased significance as we implement our plans to expand our foreign operations.

Currency translation risk and currency transaction risk may negatively affect our net sales, cost of sales and operating margins and could result in exchange losses.

We conduct our business and incur costs in the local currency of most countries in which we operate. In 2005, our net sales outside the United States represented approximately 50% of our total sales. Accordingly, our results of operations are reported in the relevant local currency and then translated to U.S. dollars at the applicable currency exchange rate for inclusion in our financial statements. Changes in exchange rates between those foreign currencies and the U.S. dollar will affect our net sales, cost of sales and operating margins and could result in exchange losses. In addition to currency translation risks, we incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from the currency in which it receives revenues. In an effort to mitigate the impact of exchange rate fluctuations we engage in exchange rate hedging activities. However, the hedging transactions we enter into may not be effective or could result in foreign exchange hedging loss. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. Given the volatility of exchange rates, we may not be able to effectively manage our currency transaction and/or translation risks, and any volatility in currency exchange rates may have an adverse effect on our financial condition, cash flows and profitability.

We operate our business in countries that historically have been and may continue to be susceptible to recessions or currency devaluation, including Brazil and Malaysia. In addition, as we expand our business in emerging markets, particularly China and Russia, the uncertain regulatory environment relating to currency policy in these countries could have a negative impact on our operations there.

Failure to develop new products will make us less competitive.

Our results of operations depend to a significant extent on our ability to expand our product offerings, and to continue to develop our production processes to be a competitive producer. We are committed to remaining a competitive producer and believe that our portfolio of new or re-engineered products is strong. However, we may not be able to continue to develop new products, re-engineer our existing products successfully or bring them to market in a timely manner. For example, our historical research and development efforts generally have focused on customer service, and we may be unsuccessful in shifting our focus to the type of research that will lead to significant new product development. In addition, some of our research and development scientists are located at our individual plants rather than at a research facility, which may impede their ability to share ideas and create new products. While we believe that the products, pricing and services we offer customers are competitive, we may not be able to continue to attract and retain customers to which to sell our products.

We face competition from other chemical companies, which could force us to lower our prices, thereby adversely affecting our operating margins, financial condition, cash flows and profitability.

The markets in which we operate are highly competitive, and this competition could harm our business, results of operations, cash flow and financial condition. Our competitors include major international producers as well as smaller regional competitors. We believe that the most significant competitive factor for our products is selling price and we may be forced to lower our selling price based on our competitors’ pricing decisions, thereby reducing our profitability. In addition, current and anticipated future consolidation among our competitors and customers may cause us to lose market share as well as put downward pressure on pricing. Furthermore, there is a trend in the chemical industry toward relocation of manufacturing facilities to lower-cost regions such as Asia. Such relocation may permit some of our competitors to lower their costs and improve their competitive position. Some of our competitors are larger, have greater financial resources and have less debt than we do. As a result, those competitors may be better able to withstand a change in conditions within our industry and throughout the economy as a whole. If we do not compete successfully, our business, operating margins, financial condition, cash flows and profitability could be adversely affected.

Competition from producers of materials that are substitutes for formaldehyde-based resins could lead to declines in our net sales attributable to these products.

We face competition from a number of products that are potential substitutes for formaldehyde-based resins. Currently, we estimate that formaldehyde-based resins make up most of the resins used as panelboard resins, wood and specialty adhesives and industrial resins. Decreases in the average selling price of formaldehyde may cause our profitability to decline. For example, competition among producers of foundry and specialty resins has led to erosion in certain product prices in the past. Our ability to maintain or increase our profitability will continue to be dependent, in large part, upon our ability to offset decreases in average selling prices by improving production efficiency or by shifting to higher margin chemical products. In addition, in some markets, non-formaldehyde based resins may be an alternative to our formaldehyde-based resins. Considerable growth in these substitutes for formaldehyde-based resins could adversely affect our market share, net sales and profit margins. Furthermore, the movement towards substitute products could be exacerbated as a result of the IARC recent reclassification of formaldehyde from a “probable human carcinogen” to “carcinogenic to humans” based on studies linking formaldehyde exposure to nasopharyngeal cancer, and a possible causal association between leukemia and occupational exposure to formaldehyde.

Acquisitions and joint ventures that we pursue may present unforeseen integration obstacles and costs, increase our leverage and negatively impact our performance.

We have made acquisitions of related businesses, and entered into joint ventures in the recent past and intend to selectively pursue acquisitions of, and joint ventures with, related businesses as one element of our growth strategy. We are evaluating several potential tuck-in acquisitions and are in various stages of due diligence and negotiations with respect thereto. These transactions may not be consummated in the foreseeable future, if at all, and we may not consummate significant acquisitions in the future. We may, in the future, pursue acquisitions of a significantly larger scale than in the past. If such acquisitions are consummated, the risk factors we describe below, and for our business generally, may be intensified.

Our ability to implement our growth strategy is limited by covenants in our senior secured credit facilities and indentures, our financial resources, including available cash and borrowing capacity, and our ability to integrate or identify appropriate acquisition and joint venture candidates. Moreover, acquisitions of businesses may require us to assume or incur additional debt financing, resulting in additional leverage and complex debt structures.

The expense incurred in consummating acquisitions of related businesses, or our failure to integrate such businesses successfully into our existing businesses, could result in our incurring unanticipated expenses and losses. Furthermore, we may not be able to realize any anticipated benefits from acquisitions or joint ventures. The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Some of the risks associated with our acquisition and joint venture strategy include:

•	potential disruption of our ongoing business and distraction of management;

•	unexpected loss of key employees or customers of the acquired company;

•	conforming the acquired company’s standards, processes, procedures and controls with our operations;

•	coordinating new product and process development;

•	hiring additional management and other critical personnel; and

•	increasing the scope, geographic diversity and complexity of our operations.

In addition, we may encounter unforeseen obstacles or costs in the integration of acquired businesses. For example, the preparation of the US GAAP financial statements for Bakelite required significant management resources. Also, the presence of one or more material liabilities of an acquired company that are unknown to us at the time of acquisition may have a material adverse effect on our business. Our acquisition and joint venture strategy may not be successfully received by customers, and we may not realize any anticipated benefits from acquisitions or joint ventures.

Our future success depends on our ability to retain our key employees.

We are dependent on the services of Craig O. Morrison, our President and Chief Executive Officer, William H. Carter, our Chief Financial Officer and other members of our senior management team, who collectively have over 140 years of experience in the chemical and plastics industries, to remain competitive in our industry. The loss of Mr. Morrison or any other member of our senior management team could have an adverse effect on us. There is a risk that we will not be able to retain or replace these key employees. All of our current key employees are subject to employment conditions or arrangements that contain post employment non-competition provisions. However, these arrangements permit the employees to terminate their employment with little or no notice.

We may be required to expend greater time and expense than other companies in dealing with our employees, some of whom are unionized, represented by workers’ councils or are employed subject to local laws that are less favorable to employers than the laws of the United States.

As of December 31, 2005, approximately 46% of our employees were unionized or represented by workers’ councils that have collective bargaining agreements. In addition, some of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the United States. Such favorable employment rights require us to expend greater time and expense in making changes to employees’ terms of employment or making staff reductions. For example, most of our employees in Europe are represented by workers’ councils which must approve any changes in conditions of employment, including salaries and benefits. “Protection against dismissal” claims have been brought by certain of such workers’ councils in connection with Bakelite’s cost-saving initiatives. A significant dispute with our employees may divert management’s attention and otherwise hinder our ability to conduct our business and achieve planned cost savings.

We rely on patents and confidentiality agreements to protect our intellectual property. Our failure to protect our intellectual property rights could adversely affect our future performance and growth.

Protection of our proprietary processes, methods and compounds and other technology is important to our business. Failure to protect our existing intellectual property rights may result in the loss of valuable technologies or having to pay other companies for infringing on their intellectual property rights. We rely on patent, trade secret, trademark and copyright law as well as judicial enforcement to protect such technologies. A majority of our patents relate to the development of new products and processes for manufacturing and use thereof and expire at various times between 2006 and 2026. Some of our technologies are not covered by any patent or patent application. In addition, our patents could be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, pending patent applications may not result in an issued patent, or if patents are issued to us, such patents may not provide meaningful protection against competitors or against competitive technologies.

Our production processes and products are specialized. However, we could face patent infringement claims from our competitors or others alleging that our processes or products infringe on their proprietary technology. If we were subject to an infringement suit, we may be required to change our processes or products or stop using certain technologies or producing the infringing product entirely. Even if we ultimately prevail in an infringement suit, the existence of the suit could cause our customers to seek other products that are not subject to infringement suits. Any infringement suit could result in significant legal costs and damages and impede our ability to produce key products, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in some foreign countries. In some countries we do not apply for patent, trademark or copyright protection. We also rely upon unpatented proprietary manufacturing expertise, continuing technological innovation and other trade secrets to develop and maintain our competitive position. While we generally enter into confidentiality agreements with our employees and third parties to protect our intellectual property, such confidentiality agreements are limited in duration and could be breached, and may not provide meaningful protection for our trade secrets or proprietary manufacturing expertise. Adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and manufacturing expertise. In addition, others may obtain knowledge of our trade secrets through independent development or other access by legal means. The failure of our patents or confidentiality agreements to protect our processes, apparatuses, technology, trade secrets and proprietary manufacturing expertise, methods and compounds could have an adverse effect on our business by jeopardizing critical intellectual property.

If we are unable to access funds generated by our subsidiaries we may not be able to meet our financial obligations.

Because Hexion conducts many of its operations through its subsidiaries, Hexion depends on those entities for dividends, distributions and other payments to generate the funds necessary to meet its financial obligations. Legal and contractual restrictions in certain agreements governing current and future indebtedness of Hexion’s subsidiaries, as well as the financial condition and operating requirements of Hexion’s subsidiaries, may limit Hexion’s ability to obtain cash from its subsidiaries. All of Hexion’s subsidiaries are separate and independent legal entities and have no obligation whatsoever to pay any dividends, distributions or other payments to Hexion.

Significant changes in pension fund investment performance or assumptions relating to pension costs may increase the valuation of pension obligations, alter the funded status of pension plans and increase our pension costs.

Our funding policy for pension plans is to accumulate plan assets that, over the long run, will approximate the present value of projected benefit obligations. Our pension cost is materially affected by the discount rate used to measure pension obligations, the level of plan assets available to fund those obligations at the measurement date and the expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets, particularly equity securities, or in a change of the expected rate of return on plan assets. A change in the discount rate would result in a significant increase or decrease in the valuation of pension obligations, affecting the reported funded status of our pension plans as well as the net periodic pension cost in the following financial years. Similarly, changes in the expected return on plan assets assumption can result in significant changes in the net periodic pension cost of the following financial years.

One of the Company’s pension plans is currently underfunded and we may have to make significant cash payments to the plan and/or incur a liability to the Pension Benefit Guaranty Corporation. Termination by the Pension Benefit Guaranty Corporation would further increase our pension expense and could result in liens on material amounts of our assets.

On April 14, 2005, the Company notified the Pension Benefit Guaranty Corporation, or PBGC, that a legacy Borden Chemical defined benefit pension plan (the “Borden Plan”) was underfunded by approximately $104 million on a termination basis. IRS regulations require us to increase our contributions to the Borden Plan to reduce this underfunding. Based on current IRS regulations and plan provisions, we expect that our total minimum funding requirements for the five years ended in 2010 for the Borden Plan will be approximately $55 million. If the performance of the assets in the Borden Plan does not meet our expectations, if the PBGC requires additional contributions to the Borden Plan as a result of the Hexion Formation if there are changes to IRS regulations or other applicable law, or if other actuarial assumptions are modified, our contributions for those years could be higher than we expect.

The need to make these cash contributions may reduce the cash available to meet our other obligations or to meet the needs of our business. In addition, the PBGC may terminate the Borden Plan under limited circumstances, including in the event the PBGC concludes that its risk may increase unreasonably if the Borden Plan continues. In the event the Borden Plan is terminated for any reason while it is underfunded, we could be required to make an immediate payment to the PBGC of all or a substantial portion of the Borden Plan’s underfunding, as calculated by the PBGC based on its own assumptions (which might result in a larger pension obligation than that based on the assumptions we have used to fund the Borden Plan), and the PBGC could assert a lien on material amounts of our assets.

In addition, in 2003, the IRS notified the Company that cash balance plans such as the Borden Plan may be required to be amended because of recent ERISA rulings that found cash balance plans to be discriminatory. The IRS indicated that the Borden Plan should continue to operate as currently designed until new guidance is available. Although the effect of any future guidance is not known, it is possible that such guidance may increase our obligations under the Borden Plan.

Our equity sponsor controls us and its interests may conflict with or differ from your interests.

Apollo beneficially owns approximately 91% of our common stock. In addition, representatives of Apollo have the ability to prevent any transaction that requires the approval of directors. As a result, Apollo has the ability to substantially influence all matters requiring shareholder approval, including the election of our directors and the approval of significant corporate transactions such as mergers, tender offers and the sale of all or substantially all of our assets. The interests of Apollo and its affiliates could conflict with or differ from your interests. For example, the concentration of ownership held by Apollo could delay, defer or prevent a change of control of our company or impede a merger, takeover or other business combination, which you may otherwise view favorably. Apollo may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. A sale of a substantial number of shares of stock in the future by funds affiliated with our equity sponsor could cause our stock price to decline in the future.

Our internal control over financial reporting may not be effective and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

We will be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC thereunder (which we refer to as Section 404) as of December 31, 2007. Section 404 requires us to report on, and our independent auditors to attest to, the design and effectiveness of our internal control over financial reporting. Prior to the Combinations, Borden Chemical and Resolution Performance had performed the system and process evaluation in an effort to comply with management certification and auditor attestation requirements of Section 404. However, prior to the Combinations, Bakelite and Resolution Specialty were not required to meet these regulations. In the course of our ongoing Section 404 evaluation, we have identified areas of internal controls that need improvement.

For example, Bakelite’s original system of financial reporting was designed to comply with German GAAP; accordingly, Bakelite’s management determined that Bakelite did not have sufficient internal controls and resources relating to the preparation of US GAAP financial statements. As Resolution Specialty began the process of developing a stand-alone infrastructure, Resolution Specialty’s management determined that Resolution Specialty did not have sufficient internal controls and resources relating to the preparation of US GAAP financial statements. In addition, as our international operations have expanded and the complexity of our business has increased, we have determined that, in some instances, local resources are not adequately familiar with US GAAP areas such as income tax accounting. As a result of such determinations, we have utilized additional outside advisors, as appropriate, to assess and to assist with the US GAAP closing and consolidation processes associated with preparing the financial statements included herein, including the conversion of local and German GAAP to US GAAP. While we have added additional resources to assist with the US GAAP closing, tax accounting and consolidation processes, for future reporting periods, such closing and consolidation processes may result in delays in reporting our results.

In order to improve our internal controls, we have changed and expanded the roles and responsibilities of key personnel and made changes to certain processes related to financial reporting. As part of the integration of Resolution Specialty and Resolution Performance, we continue the process of consolidating some of the transaction processing and general accounting activities of Resolution Specialty, and Resolution Performance to a lesser extent, into a common shared services transaction processing environment with the Corporate and North American activity related to the former Borden Chemical operation. We have also recently launched a project to consolidate multiple legacy systems and multiple SAP® systems. Once fully implemented, this change to a shared services business model (for certain processes) along with a single SAP® system is intended to further enhance our internal control over financial reporting and our operating efficiencies. We have also expanded the scope of the services of the international accounting firm that provides tax accounting and compliance services and support to include Resolution Performance, Resolution Specialty and Bakelite. Management has also added additional tax personnel to assist current personnel in monitoring the tax reporting process and continues to evaluate the need for additional tax, US GAAP and financial reporting resource needs based on the Combinations and recent acquisitions.

However, as the evaluation process is ongoing, we may identify additional conditions that may be categorized as areas of internal control that need improvement in the future. We cannot be certain as to the timing of completion of our evaluation, documentation, testing and any remediation actions or the impact of the same on our operations. If our remediation actions described above are insufficient and we are not able to obtain reports or institute controls on a timely basis, the chief financial officer or chief executive officer may conclude that our controls are ineffective for purposes of Section 404, our independent auditors may conclude that our assessment process or our internal control over financial reporting were not effective. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements or our financial statements could change. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2005, we operated 37 domestic production and manufacturing facilities in 19 states. In addition, we operated 49 foreign production and manufacturing facilities primarily in Australia, Brazil, Canada, the Czech Republic, China, Germany, Italy, Korea, Malaysia, the Netherlands, Spain and the United Kingdom. Our production and manufacturing facilities are generally well-maintained and effectively utilized. We believe our production and manufacturing facilities are adequate to operate our business.

The majority of our facilities are used for the production of thermosetting resins, and most of our facilities produce more than one type of thermoset resin. The resins produced vary by site, but include all of our technologies: amino resins (urea and melamine), phenolic resins, epoxy resins, alkyd resins, polyester resins, acrylic resins, urethane resins, ink resins, composite resins, powder resins, versatic derivatives and U/V resins. These facilities typically utilize batch technology, and range in size from small sites with a limited number of reactors to larger, core sites with dozens of reactors. Two exceptions to this are the plants in Solbiate, Italy and Deer Park, Texas (the only “continuous” process epoxy resins plant in the world), which provide us with a cost advantage over conventional technology.

In addition, we have the ability to internally produce key intermediate materials such as formaldehyde, BPA, ECH, versatic acid, acrylic acid and gum rosin. This provides us with a competitive cost advantage relative to our competitors and facilitates our adequacy of supply. These facilities are usually co-located with the thermoset resin facilities they serve, and the process technology utilized in the production process is generally more complicated. These intermediate materials facilities are often much larger than a typical resins plant, in order to capture the benefits of manufacturing efficiency and scale; as a result, these facilities typically also have the ability to sell material not used internally to third parties.

We are headquartered in Columbus, Ohio and our major manufacturing facilities are primarily located in North America and Europe. Our more significant production and manufacturing facilities include:

Location	Nature of Ownership	Reporting Segment
Pernis, The Netherlands*	Owned	Epoxy and Phenolic Resins

Duisburg-Meiderich, Germany	Owned/Leased	Epoxy and Phenolic Resins

Deer Park, TX	Owned	Epoxy and Phenolic Resins

Iserlohn-Letmathe, Germany	Owned/Leased	Epoxy and Phenolic Resins

Norco, LA*	Owned	Epoxy and Phenolic Resins

Louisville, KY	Owned	Epoxy and Phenolic Resins

Sokolov, Czech Republic	Owned	Coatings and Inks

Edmonton, AB, Canada	Owned	Formaldehyde and Forest Products

Gonzales, LA	Owned	Formaldehyde and Forest Products

Kitee, Finland	Owned	Formaldehyde and Forest Products

Geismar, LA	Owned	Formaldehyde and Forest Products

Lakeland, FL	Owned	Epoxy and Phenolic Resins

Brady, TX	Owned	Performance Products

*	All of the assets at this facility are owned. The land is occupied pursuant to a ground lease.

ITEM 3.	LEGAL PROCEEDINGS

Legal Proceedings

Environmental Proceedings. We have recorded liabilities of approximately $39 million relating to 69 locations at December 31, 2005 for all probable environmental remediation, indemnification and restoration liabilities. At December 31, 2004, we recorded liabilities of approximately $41 million relating to 63 locations for all probable environmental remediation, indemnification and restoration liabilities. These locations include existing and former manufacturing locations, as well as third-party disposal or Superfund sites where we have been named a potentially responsible party.

The Sokolov, Czech Republic facility has soil and groundwater contamination which pre-dates privatization and acquisition of the facility by Eastman in 2000. The investigation phase of a site remediation project is underway, directed by a steering committee which includes the Company, the National Property Fund and local regulators. The National Property Fund has provided its written commitment to reimburse all site investigation and remediation costs up to approximately $73 million. The current estimate for known site remediation is $16 million, but may increase following additional site investigation.

On August 8, 2005, Governo Do Parana and the Environmental Institution of Paraná IAP, an environmental agency of the Brazilian government, provided Borden Quimica Industrias, our Brazilian subsidiary, with notice of a potential fine of up to $5.4 million in connection with alleged environmental damages to the Port of Paranagua caused in November 2004 by an oil spill by a shipping vessel carrying methanol purchased by Hexion. The investigation is ongoing and no final determination has been made with respect to damages or the liability of our Brazilian subsidiary. We are disputing this claim.

We have entered into environmental indemnification agreements with each of the sellers in the Bakelite Transaction, Resolution Performance Transaction and Resolution Specialty Transaction. Under the Bakelite environmental indemnification agreement, the sellers have agreed to indemnify us for certain pre-existing environmental liabilities, including those related to our facility in Duisburg, Germany. Under the Resolution Performance environmental indemnification agreement, Shell will generally remain liable for pre-existing environmental conditions at facilities that were transferred to us in connection with the Resolution Performance Transaction and, under the Resolution Specialty environmental indemnification agreement, Eastman generally will remain liable for pre-existing unknown environmental conditions at facilities that were transferred to us in connection with the Resolution Specialty Transaction, as well as the pre-existing known environmental conditions at the Roebuck, South Carolina facility. The indemnities under each of these agreements are subject to certain exceptions and limitations. In addition, our claims under each of the environmental indemnity agreements are subject to deductibles, ranging from $0.1 million for the Resolution Specialty agreement to € 1 million for certain claims under the Bakelite agreement, and indemnity caps, ranging from $10 million for certain liabilities under the Resolution Performance agreement to € 275 million for certain liabilities under the Bakelite agreement.

Other Legal Proceedings. We are involved in various product liability, commercial litigation, personal injury, property damage and other legal proceedings which are considered to be in the ordinary course of our business. In large part, as a result of the bankruptcies of many asbestos producers, plaintiff’s attorneys are increasing their focus on peripheral defendants, including us, and asserting that even products that contained a small amount of asbestos caused injury. Plaintiffs are also focusing on alleged harm caused by other products we have made or used, including those containing silica and vinyl chloride monomer. We believe we have adequate reserves and insurance to cover currently pending and foreseeable future claims.

We have reserved approximately $12 million at December 31, 2005 relating to all non-environmental legal matters for legal defense and settlement costs that we believe are probable and estimable at this time. At December 31, 2004, we reserved approximately $21 million relating to all non-environmental legal matters for legal defense and settlement costs which were believed to be probable and estimable at this time.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter, no matters were submitted to a vote of security holders.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our common stock. As of March 1, 2006, 82,629,906 common shares were held by our parent, Hexion LLC.

We do not currently intend to pay any cash dividends on our common stock, and instead intend to retain earnings, if any, for future operations and debt reduction. Our senior secured credit facilities and the indentures governing our notes impose restrictions on our ability to pay dividends, and thus our ability to pay dividends on our common stock will depend upon, among other things, our level of indebtedness at the time of the proposed dividend and whether we are in default under any of our debt instruments. Our future dividend policy will also depend on the requirements of any future financing agreements to which we may be a party and other factors considered relevant by our board of directors. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, business opportunities, provision of applicable law and other factors that our board of directors may deem relevant. For a discussion of our cash resources and needs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

On May 31, 2005, we used all of the proceeds that we received from the offering of shares of our Series A Preferred Stock and a portion of the proceeds from borrowings under our senior secured credit facilities to declare a special dividend of approximately $550 million (of which $27 million remains to be paid) to our parent, Hexion LLC, which in turn paid a pro rata special dividend to its equity holders, which included Apollo and other investors, including certain members of our management.

We have no compensation plans that authorize the issuance of our stock to employees or non-employees. There have been no sales or repurchases of our equity securities during the past fiscal year.

ITEM 6.	SELECTED FINANCIAL DATA

Five Year Selected Consolidated Financial Data

The following summarizes our selected financial data for the past five years. See Results of Operations in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations for items impacting comparability between 2005, 2004 and 2003.

(In millions, except share and per share data)
For the years	(1) 2005	(2) 2004	(3) 2003	(3) 2002	(3) 2001
Summary of Earnings
Net sales	$4,470	$2,019	$782	$740	$863
Loss from continuing operations	(78)	(105)	(50)	(11)	(5)
Net loss applicable to common shareholders	(117)	(105)	(50)	(11)	(5)
Basic and diluted loss per common share from continuing operations	$(1.30)	$(1.27)	$(0.61)	$(0.13)	$(0.06)
Basic and diluted (loss) income per common share	(1.41)	(1.27)	$(0.61)	(0.13)	(0.06)
Dividends per share
Redeemable Series A Preferred Stock	$6.66	—	—	—	—
Average number of common shares outstanding during the period- basic and diluted	82,629,906	82,629,906	82,629,906	82,629,906	82,629,906
Financial Statistics
Total assets	$3,209	$2,696	$1,191	$1,179	$1,101
Long-term debt	$2,303	$1,834	$675	$567	$581

(1)	Includes data for Bakelite from its date of acquisition, April 29, 2005. Results include $17 of writeoffs of deferred financing fees and $44 of Transaction costs.

(2)	Includes data for Resolution Specialty from August 2, 2004 and for Borden Chemical from August 12, 2004, their respective dates of acquisition by Apollo. Results include $56 of Transaction costs.

(3)	Includes results of Resolution Performance only.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions)

Forward-Looking and Cautionary Statements

Certain statements in this annual report on Form 10-K, including without limitation, statements made under the captions “Overview” and “Outlook,” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the management of Hexion Specialty Chemicals, Inc. (which may be referred to as “Hexion,” “we,” “us,” “our” or the “Company”) may from time to time make oral forward-looking statements. Forward looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “will” or “intend” and similar expressions. The forward-looking statements contained herein reflect our current views with respect to future events and are based on our currently available financial, economic and competitive data and on current business plans. Actual results could vary materially depending on risks and uncertainties that may affect the Company’s operations, markets, services, prices and other factors as discussed herein in Item 1A—Risk Factors. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: economic factors such as an interruption in the supply of or increased pricing of raw materials due to natural disasters, competitive factors such as pricing actions by our competitors that could affect our operating margins, and regulatory factors such as changes in governmental regulations involving our products that lead to environmental and legal matters as described herein in Item 3. Legal Proceedings.

Overview

We are the world’s largest producer of thermosetting resins, or thermosets. Thermosets are a critical ingredient for virtually all paints, coatings, glues and other adhesives produced for consumer or industrial uses. We are focused on providing a broad array of thermosets and associated technologies, with leading market positions in all key markets served.

The total global thermoset resins market is approximately $34 billion in annual sales, of which our primary markets represent approximately $19 billion in annual sales.

Our products are used in thousands of applications and are sold into diverse markets, such as forest products, architectural and industrial paints, packaging, consumer products and automotive coatings, as well as higher growth markets, such as composites, UV cured coatings and electrical laminates. As of December 31, 2005, we had 86 production sites globally and produce many of our key products locally in North America, Latin America, Europe and Asia. Through our worldwide network of strategically located production facilities, we serve more than 10,000 customers in 100 countries. We believe our global scale provides us with significant advantages over many of our competitors. In areas where it is advantageous, we are able to internally produce strategic raw materials, providing us with a lower cost operating structure and security of supply. In other areas, where we can capitalize on our technical know-how and market presence to capture additional value, we are integrated downstream into product formulations. Our position in certain additives, complementary materials and services further enables us to leverage our core thermoset technologies and provide customers a broad range of product solutions. Our global customers include leading companies in their respective industries, such as 3M, Ainsworth, Ashland Chemical, BASF, Bayer, DuPont, GE, Halliburton, Honeywell, Huntsman, Louisiana Pacific Owens Corning, PPG Industries, Sumitomo, Sun Chemicals, Valspar and Weyerhaeuser.

Our organizational structure is based on the products we offer and the markets we serve. During the fourth quarter of 2005, we changed our reportable segments to better reflect the stage of the transition from the previous organization of our pre-merger companies to our organizational structure during the latter half of 2005. The transition provides greater alignment with the respective operating divisions and reporting segments. At December 31, 2005, our organizational structure consisted of four operating divisions: Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins, Coatings and Inks, and Performance Products. A brief summary of the operating divisions, which are aligned with the Company’s reportable segments, is as follows:

•

Epoxy and Phenolic Resins: Includes the operations primarily from the Resolution Performance and Bakelite legacy companies and the phenolic resins operation from the Borden Chemical legacy company. Major products include epoxy resins and intermediates, molding compounds, versatic acids and derivatives, specialty phenolic resins and epoxy coating resins.
•	Formaldehyde and Forest Products Resins: Includes the formaldehyde and forest products operations primarily from the Borden Chemical legacy company. Major products include forest products resins and formaldehyde applications.
•	Coatings and Inks: Includes the operations of the Resolution Specialty legacy company. Major products include composite resins, polyester resins, acrylic resins, alkyd resins, and ink resins and additives.
•	Performance Products: Includes the oil field products and foundry applications operations from the Borden Chemical legacy company. Major products include phenolic encapsulated substrates for oil field services applications and foundry applications.

All historical segment information included herein has been restated to conform with our current segment reporting. The changes to previously reported segment information are simply a reclassification of activity among our segments and they do not impact any of our previously reported consolidated results.

We began implementing additional refinements to our operating divisions in 2006 to more closely link similar products, minimize divisional boundaries and improve our ability to serve common customers from pre-merger legacy company relationships which may result in additional refinements to our reporting segments.

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

After a relatively flat demand for our epoxy resins in 2002 and 2003, demand for our epoxy resins in 2004 increased significantly and demand through 2005 was strong. Similarly, the pricing environment for our epoxy resins was positively impacted by increased demand and lack of availability of raw materials in some segments of the market.

From 1997 to 2000, demand for bisphenol-A (“BPA”), a key precursor in the manufacture of epoxy resins, grew by approximately 13% per year driven primarily by the polycarbonate end-uses (electronics, computer, telecommunications and data equipment), whereas from 2000 to 2004, the average growth rate was approximately 6%. In 2004 there was a strong recovery in global BPA demand primarily driven by stronger production rates. Compared to 2003, the estimated demand growth has again approached 13%. More importantly, in the second half of 2004, the resulting tightness in supply and demand allowed for margin expansion despite the fact that the prices for phenol (BPA’s key feedstock) have seen significant increases in 2004. Global demand through 2005 was strong and we activated a previously idle reactor in 2005 to help meet this demand.

Raw Material Costs. Raw material costs make up approximately 80% of our product costs. In 2005, we purchased approximately $3 billion of raw materials. The three largest raw materials utilized in our production process are phenol, methanol and urea, which represents 49% of our total raw material expenditures. High energy costs such as the increasing price of crude oil and related petrochemical products and the higher cost of natural gas have translated into significant increases in raw material costs. For example, compared to the average prices in 2004, the average prices of phenol, methanol, and urea increased approximately 15%, 16% and 26%, respectively, in 2005. In

2004 the average prices of phenol, methanol and urea increased by 48%, 7% and 19% respectively. To help mitigate this volatility, we have purchase and sale contracts with many of our vendors and customers with periodic price adjustment mechanisms. For example, in our North American forest products business, approximately 60% of our sales are to customers that have contracts that allow for the passing through of increases in raw material costs on average within 30 days. Due to differences in timing of the pricing mechanism trigger points between our sales and purchase contracts there is often a “lead-lag” impact during which margins are negatively impacted for the short term in periods of rising raw material prices and positively impacted in periods of falling raw material prices. In addition, the pass through of raw material price changes can result in significant variances in sales comparisons from year to year. In 2005 and 2004, we had a favorable impact on sales as raw material price increases throughout 2004 and 2005 were passed through to customers.

Phenol prices have risen in North America in the first quarter of 2006. In addition, methanol prices have risen in North America in the first quarter of 2006, and there are limited, if any, price reductions expected in the remainder of 2006. Urea prices are forecasted to remain high relative to historical levels in the long-term.

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

Certain chemicals have been alleged to interact with the endocrine systems of humans and wildlife and disrupt normal processes (i.e., endocrine disrupters). BPA, which is used as an intermediate at our Deer Park and Pernis manufacturing facilities and is also sold directly to third parties, is currently under evaluation as an “endocrine disrupter.” Pursuant to EU regulation 793/93/EC, BPA producers are currently conducting an extensive toxicology testing program of the chemical. In addition, new legislation in Europe took effect in 2005 and requires that risk labels be used for BPA indicating “possible risk of impaired fertility.” In the event that BPA is further regulated, additional operating costs would likely be incurred to meet more stringent regulation of the chemical.

Various government agencies are conducting formaldehyde health assessments and evaluating the need for additional regulations. Although formaldehyde has been heavily regulated for several years, further regulation of formaldehyde could follow over time. In 2004, the International Agency for Research on Cancer (“IARC”) reclassified formaldehyde as “carcinogenic to humans,” a higher classification than previous IARC evaluations based principally on a study linking formaldehyde exposure to nasopharyngeal cancer, a rare form of cancer in humans. IARC also concluded that there was strong but not sufficient evidence for a finding, of an association between leukemia and occupational exposure to formaldehyde, although IARC could not identify a mechanism for leukemia induction. We believe that our production facilities will be able to comply with any likely regulatory impact without any material impact on the business.

We support appropriate scientific research and risk-based policy decision-making, and we are working with industry groups, including the Formaldehyde Council, Inc. (“FCI”), to ensure that governmental assessments and regulations are based on sound scientific information. As a part of that effort, the FCI is currently funding additional health research to supplement the existing science database. Results from some of this work will be available in 2006. We have leading product development technologies and processes and credible stewardship programs in place to provide compliant and cost-effective resin systems to our customers.

We also actively petition the U.S. Food and Drug Administration to sanction the use of certain specialty chemicals produced by us, principally where we believe that these specialty chemicals will or may be used by our customers in the manufacture of products that will come in direct or indirect contact with food. Delays in getting our product to the market may be incurred.

Competitive Environment. The chemical industry has been historically very competitive, and we expect this competitive environment to continue in the foreseeable future. We compete with companies of varying size, financial strength and availability of resources. Price, customer service and product performance are the primary areas in which we compete.

Impact of Hurricanes Katrina and Rita. During the third quarter of 2005, our operations in the Gulf Coast region of the United States were impacted by Hurricanes Katrina and Rita. Our Norco, LA and Deer Park, TX facilities incurred minimal damage from the hurricanes; however, the facilities were closed for 45 and 14 days after the hurricanes, respectively, due to repairs at facilities that provide us with utilities. Our facilities in the Gulf Coast escaped significant damage from Hurricane Rita, and though our facilities in the region were shut down in anticipation of Hurricane Rita, none remained closed for repair after the storm.

Our 2005 results were significantly impacted by the hurricanes as well. Approximately $27 of lost sales and incremental expenses associated with the hurricanes negatively impacted our operating income in the second half of 2005 of which $17 was incurred in the fourth quarter. These incremental expenses included higher cost of key raw materials, plant downtime, supply chain and other logistical disruptions and dislocated employees.

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

We believe that these factors will continue in the foreseeable future. These market dynamics will require us to continue to focus on productivity improvements and risk mitigation strategies to enhance and protect our margins. For a discussion of certain steps we are taking to manage factors impacting our margins through hedges of natural gas and foreign exchange exposures, see “—Quantitative and Qualitative Disclosure About Market Risk.”

Hexion Formation

The Combinations. On May 31, 2005, Resolution Performance and Resolution Specialty were combined with and into Borden Chemical (the “Combinations”), all of which were controlled by Apollo Management, L.P. and its affiliates (“Apollo”). In connection with the Combinations, the minority interests in Resolution Performance and Resolution Specialty were eliminated. Upon the consummation of the Combinations, Borden Chemical changed its name to Hexion Specialty Chemicals, Inc. and BHI Acquisition LLC, Borden Chemical’s parent, changed its name to Hexion LLC.

The Borden Transaction. On August 12, 2004, an affiliate of Apollo acquired all of the outstanding capital stock of Borden Chemical (the “Borden Acquisition”). The Borden Acquisition, the related offering of second-priority senior secured floating rate notes (the “Original Floating Rate Notes”) and 9% second-priority senior secured notes (the “Fixed Rate Notes”) and the related transactions are collectively referred to in this prospectus as the “Borden Transaction.”

The Resolution Performance Transaction. On November 14, 2000, an affiliate of Apollo acquired control of Resolution Performance in a recapitalization transaction (the “Resolution Performance Transaction”). Prior to the recapitalization, Resolution Performance was a wholly owned subsidiary of the Royal Dutch/Shell Group of Companies (“Shell”).

The Resolution Specialty Transaction. On August 2, 2004, Resolution Specialty, an affiliate of Apollo, acquired the resins, inks and monomers division (the “Resolution Specialty Acquisition”) of Eastman Chemical Company (“Eastman”). The Resolution Specialty Acquisition and the related transactions are collectively referred to in this prospectus as the “Resolution Specialty Transaction.”

The Bakelite Transaction. On April 29, 2005, a subsidiary of Borden Chemical acquired Bakelite (the “Bakelite Acquisition”). Upon the consummation of the Bakelite Acquisition, Bakelite became an indirect, wholly-owned subsidiary of Hexion Specialty Chemicals Canada, Inc. (“Hexion Canada”). The Bakelite Acquisition was financed through a combination of available cash and borrowings under a bridge loan facility, which was refinanced with the proceeds of our second-priority senior secured floating rate notes issued on May 20, 2005 (the “New Floating Rate Notes”) and borrowings under our senior secured credit facilities (collectively the “Bakelite Financing”). The Bakelite Acquisition, the repayment or assumption of certain of Bakelite’s debt in connection therewith and the Bakelite Financing are collectively referred to in this prospectus as the “Bakelite Transaction.”

Matters Impacting Comparability of Results

Basis of Presentation. The audited Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries, in which minority shareholders hold no substantive participating rights, after elimination of intercompany accounts and transactions. The Company’s share of the net earnings of 20% to 50%

owned companies, which it has the ability to exercise significant influence over operating and financial policies (but do not control), are included in income on an equity basis. Investments in the other companies are carried at cost.

Resolution Performance, Borden Chemical and Resolution Specialty were considered entities under the common control of Apollo as defined in EITF 02-5 “Definition of Common Control in Relation to FASB Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” As a result of the Combinations, the financial statements of these entities are presented retroactively on a consolidated basis in a manner similar to a pooling of interests, and include the results of operations of each business only from the date of acquisition by Apollo.

The financial data for Hexion for the year ended December 31, 2003 include the results of operations of Resolution Performance only.

The financial data for Hexion for the year ended December 31, 2004, includes:

•	The results of operations of Resolution Performance for the full year ended December 31, 2004,

•	The results of operations of Resolution Specialty since the date of the acquisition of Resolution Specialty by Apollo on August 2, 2004, and

•	The results of operations of Borden Chemical since the acquisition of Borden Chemical by Apollo on August 12, 2004.

The financial data for Hexion for the year ended December 31, 2005 includes:

•	The results of operations of Resolution Performance for the full year ended December 31, 2005,

•	The results of operations of Borden Chemical for the full year ended December 31, 2005,

•	The results of operations of Resolution Specialty for the full year ended December 31, 2005 and

•	The results of operations of Bakelite since the completion of the Bakelite Acquisition on April 29, 2005.

Accordingly, the results of operations of Hexion for periods prior to the Borden Chemical and Resolution Specialty acquisitions and the Bakelite Acquisition are not comparable to results for subsequent periods. In order to enhance comparability, management’s discussion and analysis of financial condition and results of operations includes additional supplemental data regarding our reportable segments for the years ended December 31, 2005 and 2004.

2006 Completed Acquisitions

On January 31, 2006, we completed the purchase of the decorative coatings and adhesives business unit of The Rhodia Group. The Rhodia business had 2004 sales of approximately $180, with 8 manufacturing facilities in Europe, Australia and Thailand. The acquisition was funded through a combination of available cash and existing credit lines.

On March 1, 2006, we acquired the global wax compounds business of Rohm and Haas. The purchase included Rohm and Haas’ wax compounds technology and product lines, manufacturing equipment and other business assets. The acquisition was funded through available cash.

Outlook

We have experienced an improvement in demand in the markets we serve and expect to see continued improvement in demand in 2006. Supply/demand fundamentals are expected to improve, both in industrialized and developing nations. We expect this trend to result in higher utilization rates for the thermosetting resins industry, which in turn will lead to continued price increases. Furthermore, we feel that the formation of Hexion will continue to lead to improved technical capabilities for the combined entities and an ability to service our customers better.

However, raw material volatility could continue through 2006 because of, among other things, political instability in the Middle East or supply disruptions elsewhere, including as a result of hurricanes and other natural disasters, such as Hurricanes Katrina and Rita. There can be no assurances that (i) any global recovery will continue during 2006, (ii) we will be able to realize margins we have historically achieved as feedstock costs decline or (iii) our feedstock costs will not rise faster than our product prices and, therefore, reduce our margins.

We believe we will be able to mitigate such volatility due to a number of factors: (i) our actions taken in 2005 to implement monthly or quarterly pricing mechanisms in many product lines will improve our ability to react to changing market conditions in 2006; (ii) the value-added nature of many of our product lines will allow us to continue to pass through additional feedstock price increases; and (iii) the roll-off of several long-term raw material contracts should have a step-change effect in lowering our feedstock costs.

There can be no assurances that (i) demand for our products will increase during 2006 or (ii) past or future price increases by us or our competitors will be accepted by our customers or that we will not lose any significant customers or volumes in the future as a result of these price increases.

We expect to generate increasing free cash flow (cash flow from operating activities less anticipated capital expenditures) in the future due to improving operating characteristics and the absence of one-time costs associated with the Hexion formation. Our products are generally less capital intensive to manufacture than many other products in the chemical industry and, as a result, we have relatively low maintenance capital and moderate working capital requirements. Furthermore, due to our income tax assets and other structuring considerations, we expect to have very low cash tax requirements for the foreseeable future. Additionally, management is currently targeting $250 million in synergies from the Hexion Formation, of which $125 million of net cost savings have been specifically identified, which should further improve free cash flow. Our plan indicates that our $250 million synergy target will consist of approximately 40% in purchasing savings, 20% in manufacturing efficiencies, 15% in selling, general and administrative expense savings and 25% in new product development and global product line management. Management has developed detailed implementation plans to achieve the $125 million of cost savings. We achieved cost savings of $20 million in 2005. We expect that approximately 60% of the $125 million near term cost savings will be achieved by the end of 2006 with the remainder expected to be achieved in the following year. We expect to incur one-time costs of $75 million in connection with implementing these synergies. We expect that all of these factors will enable us to generate increased free cash flow, which we anticipate will be available to reduce indebtedness or for other strategic purposes.

Overview of Results

Our net sales increased to $4,470 in 2005 from $2,019 in 2004, an increase of $2,451. In 2005, the Borden Transaction, the Resolution Specialty Transaction and the Bakelite Acquisition (“the 2005 acquisitions”) added $2,195 in incremental net sales. Excluding the incremental impact of the 2005 acquisitions, our net sales increased $256 in 2005, or approximately 13%. This increase was primarily due to increased average selling prices, as a result of pricing improvement and the pass through of raw material price increases, and favorable product mix.

Our gross profit increased $428 in 2005 from $234 in 2004 to $662. The 2005 acquisitions added $309 in incremental gross profit in 2005. Excluding the impact of these acquisitions, our gross profit increased $119 in 2005, or approximately 51%, as the impact of increased average selling prices and favorable product mix more than offset the increase in raw material prices and the higher cost of natural gas.

Our operating income increased $199 in 2005 from $9 in 2004 to $208. This improvement was primarily driven by the improvement in gross profit discussed above. Also contributing to the improvement was a $12 reduction in transaction related costs. Offsetting these improvements was an increase in selling, general and administrative expense (SG&A) of $237. The 2005 acquisitions accounted for $188 of this increase in SG&A. We also recognized stock-based compensation expense of $12 in 2005.

Our net loss improved by $18 to a loss of $87 in 2005 from a loss of $105 in 2004. This improvement was primarily due to the improvement in operating income discussed above. Partially offsetting the increase in operating income was increased interest expense of $87 due to high average debt levels and higher interest rates, a $17 write-off of deferred financing fees and an increase in non-operating expense primarily due to foreign exchange losses. We also incurred income tax expense of $48 in 2005. Additionally, we incurred a $9 loss related to discontinued operations.

Results of Operations by Segment

Following is a comparison of Net sales and Segment EBITDA. Segment EBITDA is defined as EBITDA adjusted to exclude certain non-cash and non-recurring expenses. Segment EBITDA is the primary performance measure used by the Company in the evaluation of its operating results and in determining allocations of capital resources among our segments. Segment EBITDA is also the profitability measure used to set management and executive incentive compensation. Corporate and Other primarily represents certain corporate general and administrative expenses that are not allocated to the segments.

	Year Ended December 31,
	2005	2004	2003
Net Sales to Unaffiliated Customers (1)(2):
Epoxy and Phenolic Resins	$1,909	$1,096	$782
Formaldehyde and Forest Products Resins	1,281	458	—
Coatings and Inks	886	325	—
Performance Products	394	140	—

	$4,470	$2,019	$782

Segment EBITDA (2):
Epoxy and Phenolic Resins	$245	$93	$61
Formaldehyde and Forest Products Resins	152	51	—
Coatings and Inks	63	26	—
Performance Products	52	16	—
Corporate and Other	(43)	(10)	—

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment
(2)	Net sales and Segment EBITDA in 2005 includes Bakelite results from the date of acquisition, April 29, 2005. Net sales and Segment EBITDA in 2004 includes Resolution Specialty results from August 2, 2004 and Borden Chemical results from August 12, 2004, their respective dates of acquisition by Apollo.

2005 vs. 2004 Segment Results

Epoxy and Phenolic Resins

Epoxy and Phenolic Resins’ net sales increased by $813 to $1,909 compared to 2004. The Bakelite Acquisition and the Borden Transaction contributed $629 of incremental net sales in 2005. Excluding the incremental impact of the acquisitions, net sales increased $184, or 17%, as a result of increased average selling prices and favorable product mix, partially offset by decreased volume. Overall average selling prices increased from prior year due to an increased emphasis on pricing. Overall volumes decreased from the prior year due to an increased emphasis on pricing improvement versus volume growth. Epoxy and Phenolic Resins’ Segment EBITDA increased by $152 to $245 compared to 2004. The Bakelite Acquisition and the Borden Transaction contributed $59 of incremental Segment EBITDA in 2005. Excluding the incremental impact of these acquisitions, Segment EBITDA increased $93, or 100%, as a result of increased average selling prices and favorable product mix, as discussed above. Hurricanes Katrina and Rita negatively impacted results by approximately $13 due to incremental costs associated with shutting down and restarting plants and higher utility and raw material costs.

Formaldehyde and Forest Products Resins

Formaldehyde and Forest Products Resins’ net sales increased by $823 to $1,281 compared to 2004. The Borden Transaction and the Bakelite Acquisition contributed $802 of incremental net sales in 2005. Excluding the incremental impact of these acquisitions, net sales increased $21, or 5%. This increase in net sales is a result of strong pricing for our resins and formaldehyde products due to the pass through of raw material price increases. Favorable currency translation of approximately $7, as both the Canadian dollar and the Brazilian Real strengthened versus the U.S. dollar, also contributed to the net sales increase. Partially offsetting these favorable items was a decrease in volumes primarily in our formaldehyde products caused by hurricane related customer outages. Formaldehyde and Forest Products Resins’ Segment EBITDA increased by $101 to $152 compared to 2004. The Borden Transaction and the Bakelite Acquisition contributed $97 of incremental Segment EBITDA in 2005. Excluding the impact of these acquisitions, Segment EBITDA increased $4, or 8%, as a result of strong pricing for our resins and formaldehyde products due to the pass through of raw material price increases. In 2004, we experienced unfavorable lead/lag as raw material prices increased, and we were not been able to pass these price increases through to our customers. The positive pricing impact more than offset the impact of lower formaldehyde volumes as discussed above. Hurricanes Katrina and Rita negatively impacted Segment EBITDA by approximately $10 in 2005 due to lost sales and incremental costs associated with shutting down and restarting plants and higher utility and raw material costs.

Coatings and Inks

Coatings and Inks’ net sales increased by $561 to $886 compared to 2004. The Resolution Specialty Transaction contributed $525 of incremental sales in 2005. Excluding the impact of the Resolution Specialty Transaction, net sales increased $36, or 11%. This increase in net sales is a result of strong pricing across all our products, as well as favorable product mix. Coatings and Inks’ Segment EBITDA increased by $37 to $63 compared to 2004. The Resolution Specialty Transaction contributed $42 of incremental Segment EBITDA in 2005. Excluding the impact of the Resolution Specialty Transaction, Segment EBITDA decreased $5, or 19%. Hurricanes Katrina and Rita negatively impacted 2005 Segment EBITDA by approximately $3 due to incremental costs associated with higher utility and raw material costs.

Performance Products

Performance Products’ net sales increased by $254 to $394 compared to 2004. The Borden Transaction contributed $239 of incremental sales in 2005. Excluding the impact of the Borden Transaction, net sales increased $15, or 11%. This increase in net sales is a result of increased volumes in our foundry products, improved pricing in Asia Pacific and favorable product mix in our oil field products. Improved foundry volumes were driven by higher non-automotive demand. The increased pricing in Asia Pacific is due to the pass through of raw material price increases. Performance Product’s Segment EBITDA increased by $36 to $52 compared to 2004. The Borden Transaction contributed $28 of incremental Segment EBITDA in 2005. Excluding the impact of the Borden Transaction, Segment EBITDA increased $8, or 50% due to factors discussed above as well as lower processing costs in Asia Pacific. Hurricanes Katrina and Rita negatively impacted Segment EBITDA by approximately $1.

Corporate and Other

Corporate and Other expenses increased by $33 to $43 compared to 2004 as a result of the Borden Transaction and the Combinations. Prior to the Combinations, Resolution Performance and Resolution Specialty included their corporate and other expenses in their prior reportable segments’ profitability measure used in the evaluation of their operating results and in determining allocations of capital resources. Upon consummation of the Combinations, we began to consolidate the corporate functions of the four former legacy businesses, and certain corporate general and administrative expenses are not allocated to our segments.

2004 vs. 2003 Segment Results

Epoxy and Phenolic Resins

Epoxy and Phenolic Resins’ net sales increased by $314 to $1,096 compared to 2003. The Borden Transaction contributed $100 of incremental net sales in 2004. Excluding the impact of the Borden Transaction, net sales increased $214, or 27%. The increase in net sales (net of the impact of the Borden Transaction) was a result of higher average prices ($157) and increased volumes ($57). The increase in average prices was primarily attributable to price increases on certain products and the impact of a weaker dollar on our Euro-denominated sales. Segment EBITDA increased by $32 to $93 for the year ended December 31, 2004. The Borden Transaction contributed $10 of incremental Segment EBITDA. Excluding the impact of the Borden Transaction, Segment EBITDA improved $22. The increase was primarily due to higher selling prices across all major product lines. Also contributing to the increase was higher overall volumes in 2004. Partially offsetting these improvements were increased cost of feedstocks due to the increasing price of crude oil and related petrochemical products.

Formaldehyde and Forest Products Resins

Formaldehyde and Forest Products Resins’ 2004 net sales and Segment EBITDA are a result of the Borden Transaction.

Coatings and Inks

Coatings and Inks’ 2004 net sales and Segment EBITDA are a result of the Resolution Specialty Transaction.

Performance Products

Performance Products’ 2004 net sales and Segment EBITDA for Performance Products are a result of the Borden Transaction.

Corporate and Other

Corporate and Other expenses in 2004 are a result of the Borden Transaction. Resolution Performance, in the past, included their corporate and other expenses in their prior reportable segments’ profitability measure used in the evaluation of their operating results and in determining allocations of capital resources. Upon consummation of the Combinations, we began to consolidate the corporate functions of the four former legacy businesses and certain corporate general and administrative expenses are not allocated to our segments.

Reconciliation of Segment EBITDA to Net Loss:

	Year Ended December 31,
	2005	2004	2003
Segment EBITDA:
Epoxy and Phenolic Resins	$245	$93	$61
Formaldehyde and Forest Products Resins	152	51	—
Coatings and Inks	63	26	—
Performance Products	52	16	—
Corporate and Other	(43)	(10)	—

Reconciliation:
Items not included in Segment EBITDA
Transaction costs	(44)	(56)	—
Non-cash charges	(30)	(2)	(13)
Unusual items:
Purchase accounting effects/inventory step-up	(16)	(10)	—
Discontinued operations	(9)	—	—
Business realignments	(9)	(3)	—
Other	(31)	(7)	—

Total unusual items	(65)	(20)	—

Total adjustments	(139)	(78)	(13)
Interest expense, net	(204)	(117)	(77)
Write-off of deferred financing fees	(17)	—	—
Income tax benefit (expense)	(48)	—	37
Depreciation and amortization	(148)	(86)	(58)

Net loss	$(87)	$(105)	$(50)

Items not included in Segment EBITDA

Transaction costs include merger costs related to the Bakelite Acquisition and the Combinations and expenses associated with terminated acquisition activities. Non-cash charges represent impairments of fixed assets and goodwill, stock based compensation and unrealized foreign currency exchange losses on debt instruments denominated in currencies other than the functional currency of the holder. The 2005 purchase accounting effects/inventory step-up adjustment relates to the fair value step-up of Resolution Performance’s inventory carrying value as a result of the Combinations and the fair value step-up of Bakelite’s inventory carrying value as a result of the Bakelite Acquisition. The 2004 purchase accounting effects/inventory step-up adjustment relates to the fair value step-up of Resolution Specialty’s inventory carrying value as a result of the Resolution Specialty Transaction. The results of discontinued operations are not included in our Segment EBITDA measure (see Note 4 to the audited Consolidated Financial Statements). The business realignment adjustment represents plant closure costs, including plant employee severance, and environmental remediation costs associated with closing plants, as well as other employee severance. Other unusual items not included in Segment EBITDA represent expenses deemed by management to be non-recurring in nature. In 2005, these items principally consisted of certain non-recurring litigation expenses, a foreign currency loss on an exchange rate hedge related to the Bakelite Acquisition, integration costs and incremental non-recurring advisor and external audit fees related to the Bakelite Acquisition and the Combinations. In 2004, other unusual items included incremental expenses incurred as a result of a mechanical failure at a Brazilian formaldehyde plant and costs related to the integration of the Resolution Specialty Transaction.

Non-Operating Expenses and Income Tax Expense

Non-operating expense

	Year Ended December 31,
	2005	2004	2003
Interest expense, net	$204	$117	$77
Write-off of deferred financing fees	17	—	—
Other non-operating expense, net	16	5	—

	$237	$122	$77

Our total non-operating expenses, net, increased $115 in 2005 as compared to 2004. Net interest expense increased $87 over 2004 due to higher interest rates and higher average debt levels resulting from the Borden Transaction, the Resolution Specialty Transaction, the Bakelite Acquisition and the Hexion Financing. In the second quarter of 2005, we wrote-off deferred financing fees of $17. Of this amount, $6 was related to the Bakelite Acquisition bridge financing arrangement and $11 related to the early termination of the Resolution Performance, Resolution Specialty and Borden Chemical credit facilities. Included in other non-operating expense in 2005 was $9 of foreign exchange losses on the settlement of a contingent forward contract held by us relating to the Bakelite Acquisition and an unrealized loss of $10 related to a U.S. dollar denominated $290 term loan on a Dutch subsidiary’s books.

Our total non-operating expenses increased $45 in 2004 as compared to 2003. Interest expense increased $40 over 2003 due to higher average debt balances and interest rates resulting from our issuance of the Original Floating Rate Notes and the Fixed Rate Notes in August 2004 as part of the Borden Transaction and Resolution Specialty Transaction (see “—Liquidity and Capital Resources”), the April 2003 issuance of $200 of 9 1/2% Senior Second Secured Notes due 2010 and the refinancing of the credit agreement in the second and fourth quarters of 2003.

Income tax expense (benefit)

	Year Ended December 31,
	2005	2004	2003
Income tax expense (benefit)	$48	$—	$(37)
Effective tax rate	—	—	—

Despite a loss from continuing operations before income tax of $29 the Company recognized $48 of income tax expense in 2005. The federal income tax benefit on the Company’s domestic loss (computed at the federal statutory tax rate) and the release of foreign valuation allowances were more than offset by (i) an increase in the domestic valuation allowance, (ii) foreign income tax on a foreign currency exchange gain on the settlement of an intercompany loan, (iii) increases in accruals related to state and foreign tax contingencies, and (iv) nondeductible expenses, primarily related to the Combinations.

Income tax expense in 2004 reflects a federal income tax benefit computed at the federal statutory rate, offset by a provision for taxes associated with the unrepatriated earnings of foreign subsidiaries. This provision was based on management’s decision that foreign earnings could no longer be considered permanently invested after the Borden Transaction. This additional provision allowed the Company to release previously provided valuation allowances against its deferred tax assets. The provision also reflects a write-off of net operating losses, offset by a benefit relating to a change in a foreign enacted tax rate.

The 2003 consolidated tax expense reflects a federal income tax benefit computed at the federal statutory rate.

Tax Legislation. In 2004, the American Jobs Creation Act of 2004 was signed into law. This Act effectively phases out benefits from the utilization of foreign sales corporations, reduces the number of foreign tax credit limitation categories, creates a temporary incentive for U.S. companies to repatriate foreign earnings at a significantly reduced effective U.S. tax rate and domestically provides a number of revenue enhancing and reducing provisions in the taxation of corporations. Our management does not anticipate a material impact on the Company as a result of this legislation.

Supplemental Data

The supplemental segment information presented and discussed below includes the combination of predecessor and successor financial statements for the individual entities that were the predecessors to the combined company, Hexion, and provides what management believes is a meaningful way of analyzing the results of the combined companies on a comparable period basis.

	Year ended December 31, 2005
	Epoxy and Phenolic Resins	Formaldehyde and Forest Products Resins	Coatings and Inks	Performance Products	Corporate and Other
Pro forma Net sales	$2,139	$1,298	$886	$394	$—
Pro forma Segment EBITDA	253	156	63	52	(43)

	Year ended December 31, 2004
Pro forma Net sales	$1,857	$1,141	$765	$342	$—
Pro forma Segment EBITDA	152	143	60	38	(29)

Epoxy and Phenolic Resins

Pro forma net sales increased $282, or 15%, to $2,139 in 2005 as compared to the prior year. This increase in Pro forma Net sales is a result of increased average prices, partially offset by decreased volume. Average prices increased while volumes decreased due to an increased emphasis by management on pricing versus volume. Pro forma Segment EBITDA increased $101, or 66%, to $253 in 2005 compared to 2004. This Pro forma Segment EBITDA improvement was driven by the increase in average selling prices discussed above that more than offset higher prices for raw material feedstocks due to the increasing prices of crude oil and related petrochemical products and natural gas. Hurricanes Katrina and Rita negatively impacted 2005 results by approximately $13 due to incremental costs associated with shutting down and restarting plants and higher utility and raw material costs.

Formaldehyde and Forest Products Resins

Pro forma net sales increased $157, or 14%, to $1,298 in 2005 as compared to 2004 driven by increased pricing and favorable currency translation, partially offset by lower volumes. The increase in pricing was due to the pass through of higher raw material costs to our customers. The favorable currency translation was due to the strengthening of the Canadian dollar and the Brazilian Real versus the U.S. dollar. The decline in volumes was primarily in our formaldehyde products caused by hurricane related customer outages. Pro forma Segment EBITDA increased $13, or 9%, to $156 in 2005 compared to 2004. The Pro forma Segment EBITDA improvement was driven by the factors discussed above. Hurricanes Katrina and Rita negatively impacted the Pro forma Segment EBITDA by approximately $10 in 2005 due to incremental costs associated with shutting down and restarting plants and higher utility and raw material costs.

Coatings and Inks

Pro forma net sales increased $121 in 2005 to $886 from 2004, a 16% increase. This increase was primarily due to higher average selling prices across all of our products as well as favorable product mix. Pro forma Segment EBITDA increased $3 in 2005 from 2004. The improvement was driven by the positive factors discussed above partially offset by approximately $3 of incremental costs associated with higher utility and raw material costs as a result of Hurricanes Katrina and Rita.

Performance Products

Pro forma net sales increased $52 in 2005 compared to 2004, an increase of 15% as a result of improved volumes, higher average selling prices and favorable product mix. Our foundry products volumes increased driven by higher non-automotive demand. Higher average selling prices, primarily in Asia Pacific, was due to the pass through of raw material price increases. Our sales were positively impacted by favorable product mix in our oil field products. Pro forma Segment EBITDA increased $14 in 2005, an increase of 37% compared to 2004. The increase in Pro forma Segment EBITDA was primarily a result of the positive factors discussed above as well as lower processing costs in Asia Pacific. Hurricanes Katrina and Rita negatively impacted Pro forma Segment EBITDA by approximately $1.

Cash Flows

Cash provided by (used in):
	Year Ended December 31,
	2005	2004	2003
Operating activities	$171	$(32)	$(43)
Investing activities	(354)	(20)	7
Financing activities	219	148	80
Effect of exchange rates on cash flow	(5)	7	1

Net change in cash and equivalents	$31	$103	$45

Operating Activities

In 2005, our operating activities generated cash of $171. Net loss, when adjusted for non-cash items, totaled $120 and net trading capital generated cash of $37, due to improved accounts receivable management. We made net cash tax payments of $8 in 2005.

In 2004, we used net cash for operating activities of $32. Costs associated with the Borden Transaction of $46 more than offset improvements in other operating income. Increases in other assets, which were partially offset by increases in other liabilities, used net cash of $12. Working capital remained flat as increases in accounts receivables and inventories were offset by increases in accounts payable.

Our 2003 operating activities used cash of $43. This includes cash used by operations of $24 and by net trading capital (accounts receivable, inventory and accounts payable) of $27. Our negative cash flow in net trading capital resulted from increasing raw material costs in 2003.

Investing Activities

Our investing activities used cash of $354 in 2005. We used $252 for the acquisitions of the Bakelite and Pacific Epoxy businesses and $105 for capital expenditures, primarily for plant expansions and improvements.

Our 2004 net investing activities used cash of $20. We used cash of $57 for capital expenditures primarily for plant expansions, SAP implementation at Resolution Specialty and other improvements. We paid $152 relating to Resolution Specialty acquisition activity, net of cash acquired, and received $185 relating to cash held by Borden Chemical at the time it became a member of the combined group.

Our 2003 net investing activities provided cash of $7. We spent $18 for capital expenditures, primarily for plant expansions and improvements. We realized proceeds of $23 on the sale of forty percent of the outstanding shares in Japan Epoxy Resins Co., Ltd to Resolution Performance joint venture partner, Mitsubishi Chemical Company.

Financing Activities

In 2005, our financing activities provided cash of $219. Net cash generated by financing activities was primarily due to long-term debt borrowings of $1,193 consisting of the $150 senior secured notes and the $500 term loan under the Hexion Credit Facility and borrowings under a bridge facility for the Bakelite Acquisition (see “—Liquidity and Capital Resources”). These borrowings were partially offset by net debt repayment of $752 and debt financing fees paid of $22 related to the financings. We paid a dividend of $523, which was funded through net the proceeds received from the issuance of preferred stock of $334 and from amounts borrowed under the Hexion Credit Facility. We also made payments of $11 for costs related to our proposed IPO.

Our financing activities in 2004 provided cash of $148. Net cash generated by financing activities was primarily due to the issuance of debt related to the Resolution Specialty Transaction of $121, offset by net debt repayments by Resolution Performance and Borden Chemical of $23. Also, we received a cash inflow of $60 related to the Resolution Specialty Transaction.

Our 2003 financing activities provided cash of $80. This amount includes net debt borrowing of $103, offset by the payment of a constructive distribution related to certain pension costs to Shell on behalf of Resolution Performance.

Liquidity and Capital Resources

Our primary source of liquidity is cash flow generated from operations. We also have availability under our senior secured credit facilities (see below), subject to certain conditions. Our primary liquidity requirements are debt service, working capital requirements, contractual obligations and capital expenditures.

We are a highly leveraged company. Our liquidity requirements are significant, primarily due to our debt service requirements. At December 31, 2005, we had $2,354 principal amount of outstanding indebtedness, of which approximately $800 constituted floating rate debt and bank loans and the remainder constituted fixed rate indebtedness. There were no borrowings outstanding under our senior secured revolving credit facility at December 31, 2005. We also had $183 of cash and equivalents on our balance sheet as well as unused borrowing availability under our senior secured revolving credit facility of $221 at December 31, 2005.

Effective October 11, 2005, we entered into a $289 cross-currency and interest rate swap agreement structured for a non-U.S. subsidiary’s $290 U.S. dollar denominated term loan. The swap is a three-year agreement designed to offset balance sheet and interest rate exposures and cash flow variability associated with exchange rate fluctuations on the term loan.

In connection with the Hexion Formation, we have declared but not yet paid a dividend of $27 to our shareholder, which is expected to be principally paid in the second quarter of 2007 and is classified in Other long-term liabilities.

Senior Credit Facilities

In May 2005, we entered into senior secured credit facilities and replaced and repaid various credit facilities and debt. The six year $775 senior secured credit facilities have a $225 revolving credit facility, a $500 term loan facility and a $50 synthetic letter of credit facility (“LOC”). Repayment of 1% total per annum of the term loan and synthetic letter of credit facilities must be made (in the case of the term loan facility, quarterly, and in the case of the synthetic letter of credit facility, annually) with the balance payable upon the final maturity date. Further, we may be required to make additional repayments on the term loan beginning in the second quarter of 2007 if we generate excess cash flow, as defined in the agreement.

The interest rates with respect to loans to Hexion under our senior secured credit facilities are based on, at our option, (a) adjusted LIBOR plus 2.50% or (b) the higher of (i) JPMorgan Chase Bank, N.A.’s (JPMCB) prime rate or (ii) the Federal Funds Rate plus 0.5%, in each case plus 1.00%.

The interest rates with respect to loans to the Canadian subsidiary borrower under our senior secured credit facilities are based on (a) for loans made in dollars, at our option, (1) adjusted LIBOR plus 2.50% or (2) the higher of (i) JPMCB’s reference rate for U.S. dollar-denominated loans made in Canada and (ii) the Federal Funds Rate plus 0.5%, in each case plus 1.00% or (b) for loans made in Canadian Dollars, at our option, (1) a Canadian Bankers’ Acceptances rate (depending on the lender, either the average bankers’ acceptance rate quoted on the Reuters CDOR page or the lesser of such average plus 0.10% and the average bankers’ acceptance rate quoted to JPMCB by certain reference banks) plus 2.50% or (2) the higher of (i) JPMCB’s Toronto Branch’s prime rate and (ii) the average bankers’ acceptance rate quoted on the Reuters CDOR page plus  1/2 of 1%, in each case plus 1.00%.

The interest rates with respect to loans to the U.K. subsidiary borrowers under our senior secured credit facilities are based on (a) for loans made in dollars, at our option, adjusted LIBOR plus 2.50% or the rate quoted by JPMCB as its base rate for such loans plus 1.00%, (b) for loans made in Sterling, at our option, adjusted LIBOR plus 2.50% or the rate quoted by JPMCB as its base rate for such loans plus 1.00% or (c) for loans made in euros, at our option, EURO LIBOR plus 2.50% or the rate quoted by JPMCB as its base rate for such loans plus 1.00%.

The interest rates with respect to loans to the Dutch and German subsidiary borrowers under our senior secured credit facilities are based on, at our option, EURO LIBOR plus 2.50% or the rate quoted by JPMCB as its base rate for such loans, plus 1.00%.

Our senior secured credit facilities are secured by substantially all the assets of (i) prior to the initial public offering of our common stock, Hexion LLC, which will consist of a perfected first-priority pledge of all our capital stock and (ii) at all times, us and the subsidiary guarantors, including but not limited to: (a) a first- priority pledge, subject to certain exceptions, of all capital stock held by us or any subsidiary guarantor (which pledge, with respect to obligations in respect of the U.S. borrowings secured by a pledge of the stock of any first-tier foreign subsidiary, shall be limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such foreign subsidiary) and (b) perfected first-priority security interests in, and mortgages in, substantially all tangible and intangible assets of us and each subsidiary guarantor.

Notwithstanding the foregoing, (i) assets of foreign subsidiary guarantors only secure obligations in respect of the foreign borrowings, (ii) the collateral does not include (A) any real estate, fixtures or equipment of us or any of our subsidiaries located within the United States (except for assets that our board of directors determines do not constitute principal property under the indentures for our debentures due 2016, 2021 and 2023) and (B) any evidence of indebtedness for borrowed money of certain subsidiaries held by us or our subsidiaries and (iii) the collateral is subject to certain other exceptions.

The credit agreement contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of certain financial ratios. Payment of borrowings under our senior secured credit facilities may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of representation or warranty, covenant defaults, events of bankruptcy and a change of control.

At December 31, 2005, we had no outstanding borrowings under the revolving credit facility and $54 outstanding LOCs and had additional borrowing capacity of $221.

At December 31, 2005, we were in compliance with the covenants and restrictions in all credit facilities.

In the second quarter of 2005, we wrote off deferred financing costs of $17. Of this amount, $6 was related to the Bakelite Acquisition bridge financing arrangement, and $11 related to the early termination of the Resolution Performance, Resolution Specialty and Borden Chemical credit facilities. This expense is included in Write-off of deferred financing fees on the audited Consolidated Statements of Operations.

Our Australian subsidiary entered into a five-year secured credit facility in the fourth quarter of 2003 (the “Australian Facility”), which provides for a maximum borrowing of AUD$15, or approximately $11. At December 31, 2005, outstanding debt under this facility was $6, of which $5 is classified as long-term. In addition, there was approximately $3 of short-term debt under the facility. The Australian Facility is secured by liens against substantially all of the assets of the Australian business including the stock of the Australian subsidiaries. At December 31, 2005, the net book value of the collateral securing the Australian Facility was approximately $34. In addition, we pledged the stock of the Australian subsidiaries as collateral for borrowing under the Australian Facility. This facility includes a fixed rate facility used for the acquisition, as well as a revolver. At December 31, 2005, $6 was outstanding under the fixed rate facility at an interest rate of 6.4%. The Australian Facility contains restrictions relative to the Australian businesses on dividends, the sale of assets and additional borrowings. The Australian Facility also contains financial covenants applying to the Australian subsidiaries including current ratio, interest coverage, debt service coverage and leverage. The fixed portion of the Australian Facility requires minimum quarterly principal reductions totaling AUD$0.5 (approximately $0.4). The Australian Facility requires semi-annual principal reductions based on a portion of excess cash as defined in the agreement. At December 31, 2005, the maximum borrowing allowable under the Australian Facility was AUD$15 (approximately $11), of which about AUD$3 (approximately $2), after outstanding LOCs and other draws, was unused and available.

Additional international credit facilities provide availability totaling approximately $115 as of December 31, 2005. Of this amount, approximately $51 was available to fund working capital needs and capital expenditures at December 31, 2005. These credit facilities have various expiration dates ranging from 2006 through 2008. While these facilities are primarily unsecured, portions of the lines are secured by equipment. At December 31, 2005, the net book value of collateral securing a portion of these facilities was approximately $10. We guarantee up to $7 of the debt of one of our Brazilian subsidiaries, included in these facilities.

HAI entered into a three-year asset based revolving credit facility in 2004, which provides for a maximum borrowing of $15 (the “HAI Facility”). Maximum borrowing allowable under the HAI Facility is based upon specific percentages of eligible accounts receivable and inventory and is secured with inventory, accounts receivable and property and equipment of HAI. At December 31, 2005, the net book value of collateral securing the HAI Facility was approximately $38. The HAI Facility provides up to $2 for LOCs. The HAI Facility contains restrictions relative to HAI on dividends, affiliate transactions, minimum availability ($2 in 2005), additional debt and capital expenditures ($2 in 2005). In addition, HAI is required to maintain a minimum trailing twelve-month debt coverage ratio of 1.5 to 1.0 and a monthly debt to tangible capital ratio of less than 2.5 to 1.0. At December 31, 2005, borrowings allowable under the HAI Facility was $13 of which $11 was unused and available, after the minimal availability requirement.

Senior Secured Notes

In 2003, Resolution Performance and RPP Capital Corporation issued $140 aggregate principal amount of 8% Senior Secured Notes due 2009 in a private offering. Hexion assumed the obligations of Resolution Performance under the 8% Senior Secured Notes in connection with the consummation of the Combinations. The $140 of 8% Senior Secured Notes are senior secured obligations ranking equal in right of payment to all of our existing and future senior debt and senior in right of payment with all existing and future subordinated indebtedness. The 8% Senior Secured Notes are secured by a second-priority lien subject to permitted liens, on all of the domestic assets (subject to certain exceptions) that secure obligations under our senior secured credit facilities and a portion of the capital stock of direct and indirect domestic subsidiaries and direct foreign subsidiaries. Interest is payable semi-annually in cash on December 15 and June 15, beginning June 15, 2004. The 8% Senior Secured Notes mature on December 15, 2009 and may be redeemed in whole at any time or in part from time to time, on and after December 15, 2006, at the specified redemption prices set forth under the related indenture.

In 2003, Resolution Performance and RPP Capital Corporation issued $200 aggregate principal amount of 9 1/2% Senior Second Secured Notes due 2010 in private offerings. Hexion assumed the obligations of Resolution Performance under the 9 1/2% Senior Second Secured Notes in connection with the consummation of the Combinations. The 9 ½% Senior Second Secured Notes were subsequently exchanged for registered notes in a registered exchange offer. The $200 of 9 1/2% Senior Second Secured Notes are senior secured obligations ranking equal in right of payment to all of Hexion’s existing and future senior debt and senior in right of payment with all existing and future subordinated indebtedness. The 9 1/2% Senior Second Secured Notes are secured by a second-priority lien, subject to permitted liens, on all of our domestic assets (subject to certain exceptions) that secure obligations under our senior secured credit facilities and a portion of the capital stock of direct and indirect domestic subsidiaries and direct foreign subsidiaries. Interest is payable semi-annually in cash on April 15 and October 15, beginning October 15, 2003. The 9 1/2% Senior Second Secured Notes mature on April 15, 2010 and may be redeemed in whole at any time or in part from time to time, on and after April 15, 2006, at the specified redemption prices set forth under the related indenture.

In conjunction with the Borden Transaction, Borden Chemical formed two wholly owned finance subsidiaries that borrowed a total of $475 through a private debt offering. Of the debt, $325 is second-priority senior secured notes due 2014 (the “Fixed Rate Notes”), which bear an interest rate of 9%. The remaining $150 of debt is second-priority senior secured floating rate notes due 2010 (the “Original Floating Rate Notes”).

The Original Floating Rate Notes and Fixed Rate Notes and guarantees rank equally with all of Hexion’s and the guarantor’s existing and future senior indebtedness, including debt under Borden Chemical’s senior secured credit facilities and the guarantees thereof. The Original Floating Rate Notes and Fixed Rate Notes remain obligations of Hexion after consummation of the Combinations. The Original Floating Rate Notes and Fixed Rate Notes are effectively subordinated to such senior secured credit facilities, our 8% Senior Secured Notes and any other future obligations secured by a first-priority lien (as defined in the indentures governing such notes) on the collateral to the extent of the value of the collateral securing such obligations. The Original Floating Rate Notes and Fixed Rate Notes will rank senior to all of Hexion’s and its guarantors’ existing and future subordinated indebtedness, except as described in the preceding sentence. The Original Floating Rate Notes and Fixed Rate Notes are also effectively subordinated to the liabilities of the non-guarantor subsidiaries, which includes HAI.

Interest on the Original Floating Rate Notes will be paid each January 15, April 15, July 15 and October 15. Interest on the Original Floating Rate Notes accrues at an annual rate, reset quarterly, equal to LIBOR plus 475 basis points. At December 31, 2005, the interest rate on the Original Floating Rate Notes was 9.71%. The notes mature July 15, 2010. These notes may be redeemed at any time on or after July 15, 2006 at the applicable redemption price set forth in the indenture for the notes. In addition, up to 35% of these notes may be redeemed prior to July 15, 2006 with cash proceeds from certain equity offerings at the applicable redemption price set forth in the indenture for the notes. The Original Floating Rate Notes may also be redeemed upon certain changes in tax laws or upon a change in control. There is no sinking fund for the Original Floating Rate Notes.

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

In May 2005, we issued $150 Second-Priority Senior Secured Floating Rate Notes due 2010 (the “New Floating Rate Notes”). The New Floating Rate Notes have substantially the same covenants and events of default as the Original Floating Rate Notes. The New Floating Rate Notes were issued at a price of 98.846%. Interest on the New Floating Rate Notes accrues at a rate per annum, reset quarterly, equal to LIBOR plus 5.50% and is payable on January 15, April 15, July 15 and October 15, commencing on July 15, 2005. These notes may be redeemed at any time on or after July 15, 2006 at the applicable redemption price set forth in the indenture for the notes. In addition, up to 35% of these notes may be redeemed prior to July 15, 2006 with cash proceeds from certain equity offerings at the applicable redemption price set forth in the indenture for the notes. The New Floating Rate Notes are collateralized by a second-priority security interest in the same collateral as the remaining $150 of our Second-Priority Senior Secured Floating Rate Notes, our 9% Second Priority Senior Secured Notes and our 9 1/2% Senior Second Secured Notes which are all second in priority (subject to Permitted Liens) to our senior secured credit facilities.

Following the Combinations, the Company, certain of our U.S. subsidiaries and Hexion U.S. Finance Corporation (formerly known as Borden U.S. Finance) have guaranteed the senior secured debt previously issued by Resolution Performance.

In December 2005, we filed a registration statement with the SEC to consummate an exchange offer on the Fixed Rate and Floating Rate Notes. Effective February 2006, a premium of 75 basis points was eliminated upon the exchange.

Debentures

In 2000, $328 aggregate principal amount of 13 1/2% Senior Subordinated Notes due 2010 were issued in private offerings by Resolution Performance and RPP Capital Corporation. Hexion assumed the obligations of Resolution Performance under the 13 1/2% Senior Subordinated Notes in connection with the consummation of the Combinations. These notes were subsequently exchanged for registered notes. The $328 of 13 1/2% Senior Subordinated Notes are senior subordinated unsecured obligations ranking junior in right of payment to all of existing and future senior debt and all liabilities of subsidiaries that do not guarantee the notes. The proceeds from the issuance of $200 of the 13 1/2% Senior Subordinated Notes in November 2000 were used to finance in part the recapitalization and related transaction costs and expenses. Interest on the 13 1/2% Senior Subordinated Notes is payable semi-annually in cash on each May 15 and November 15. The 13 1/2% Senior Subordinated Notes mature on November 15, 2010 and may be redeemed in whole at any time or in part from time to time, on and after November 15, 2005, at the specified redemption prices set forth under the related indenture.

In connection with the Resolution Specialty Transaction, Resolution Specialty executed a Senior Subordinated Note Purchase Agreement (“Seller Note Financing”) with Eastman on August 2, 2004, which provided for the sale of $50 aggregate principal amount of Senior Subordinated Notes of Resolution Specialty to Eastman due and payable in 2011. Such notes were delivered to Eastman as partial consideration of the Resolution Specialty Transaction. Interest was payable at a base rate equal to the seven year Treasury plus additional basis points ranging from 350 to 550, payable semi-annually on February 1 and August 1. The Seller Note Financing provided for payments-in-kind, whereby Resolution Specialty was permitted to pay interest in either dollars or Notes until the third anniversary. The Seller Note Financing was subordinate to the Credit Agreement, and contained restrictive covenants which could trigger acceleration of repayment in the event of default absent a waiver. Such restrictive covenants included, among other provisions, restrictions on payments and distributions, mergers and acquisitions and transactions with affiliates. We repaid the Senior Subordinated Notes of Resolution Specialty on May 31, 2005 in connection with the consummation of the Combinations.

The 9 1/5% debentures due in 2021, the 7 7/8% debentures due in 2023 and the 8 3/8% sinking fund debentures due in 2016 were outstanding prior to the Borden Transaction. These debentures are senior obligations of Hexion and rank equally with all of Hexion’s existing and future senior indebtedness. However, because these debentures are unsecured, they are effectively subordinated to Hexion’s senior secured indebtedness, including the senior secured credit facilities, the 8% Senior Secured Notes, the 9 1/2% Senior Second Secured Notes, the Original Floating Rate Notes, the Fixed Rate Notes and the New Floating Rate Notes.

Other Borrowings

In addition, the Company finances certain insurance premiums. Short-term borrowings under this arrangement include $9 and $6 at December 31, 2005 and 2004 respectively.

The $34 Parish of Ascension Industrial Revenue Bonds (IRBs) are related to the purchase, construction and installation of air and water pollution control facilities that are no longer owned by Borden Chemical. The tax-exempt status of the IRBs is based upon their being no change in the use of the facilities, as defined by the Internal Revenue Code. Borden Chemical continues to monitor the use of the facilities by the current owner. If a change in use were to occur, Borden Chemical could be required to take remedial action, including redeeming all of the bonds.

On October 6, 2004, we entered into an agreement to acquire Bakelite Aktiengesellschaft (“Bakelite”). We consummated the Bakelite Acquisition on April 29, 2005. As discussed in Note 3 to the audited Consolidated Financial Statements, we financed the acquisition through a combination of debt and cash.

Series A Preferred Stock

In May 2005, Hexion Escrow Corp., a subsidiary of Hexion which merged into Hexion coincidental with the Combinations, offered 14 million shares of Redeemable Series A Floating Rate Preferred Stock, which we refer to as the Preferred Stock, par value $0.01 per share, and a liquidation preference of $25 per share. The net proceeds from the Series A Preferred Stock were used to pay a dividend to the Company’s parent. The Series A Preferred Stock accumulate cumulative preferential dividends from the issue date at an initial rate of LIBOR plus 8.0%, compounded semi-annually. The dividend rate increases 75 basis points every six months beginning November 15, 2005 until May 15, 2007, at which time the rate is LIBOR plus 11.0%. As of December 31, 2005 the dividend rate was 13.3%. Dividends will be paid by issuing additional shares of Series A Preferred Stock through May 15, 2010. Thereafter, dividends will be required to be paid in cash. After November 15, 2005, the Company has the option to redeem all or a portion of the Series A Preferred Stock at between 101% and 103% of the aggregate liquidation value plus accrued and unpaid dividends. On or after May 15, 2007, the Company may convert the Series A Preferred Stock from a floating rate security to a fixed rate security, with dividends payable at an annual rate equal to 14.0%. On October 14, 2014, or upon a change in control of the Company, the Series A Preferred Stock shareholders have the option to require the Company to repurchase all or a portion of the Series A Preferred Stock. The Company expects to use a portion of the proceeds it receives from its proposed IPO, together with available cash, (See Note 1 to the audited Consolidated Financial Statements) to redeem the Series A Preferred Stock. In the event that the Series A Preferred Stock is not redeemed by November 15, 2006, the initial purchasers of the Series A Preferred Stock are entitled to receive a rollover fee of 1.5% of the aggregate initial liquidation preference of the Series A Preferred Stock held on that date, which will result in a cash payment of up to $5.

Capital Expenditures

We plan to spend approximately $118 on capital expenditures in 2006. This amount was determined through the budget process and is subject to change in all respects at the discretion of the board. Consideration was given to future product demand projections, existing plant capacity and external customer trends. Of the $118 anticipated future capital expenditures, based on our historical experience we expect approximately $65 will be used for maintenance and environmental projects. We expect the remaining $53 will be used to expand plant capacity as necessary to meet expected demand. We plan to fund capital expenditures through operations and, if necessary, through available lines of credit. We have no material firm commitments relating to these anticipated capital expenditures at December 31, 2005.

Contractual Obligations

The following table presents our contractual cash obligations at December 31, 2005. Our actual contractual cash obligations consist of legal commitments at December 31, 2005, requiring us to make fixed or determinable cash payments, regardless of the contractual requirements of the vendor to provide future goods or services. This table does not include information on most of our recurring purchases of materials for use in production, as our raw materials purchase contracts do not meet this definition because they generally do not require fixed or minimum quantities. Contracts with cancellation clauses are not included, unless such cancellation would result in major disruption to our business. For example, we have contracts for information technology support that are cancelable, but this support is essential to the operation of our business and administrative functions; therefore, amounts payable under these contracts are included.

	Payments Due By Year
Contractual Obligations	2006	2007	2008	2009	2010	2011 and beyond	Total
Long-term debt, including current maturities	$50	$14	$18	$181	$842	$1,237	$2,342
Capital lease obligations	1	1	—	—	3	7	12
Operating leases	26	23	19	14	11	13	106
Unconditional purchase obligations (a)	234	131	107	99	19	110	700
Redeemable preferred stock	5	—	—	—	48	1,053	1,106
Interest on fixed rate debt (b)	146	146	145	145	121	503	1,206

Total	$462	$315	$289	$439	$1,044	$2,923	$5,472

(a)	Unconditional purchase obligations are comprised of the fixed or minimum amounts of goods and/or services under long-term contracts and assumes that certain contracts are terminated in accordance with their terms after giving the requisite notice which is generally two to three years for most of these contracts; however, under certain circumstances, some of these minimum commitment term periods could be further reduced which would significantly decrease these contractual obligations. This table excludes payments relating to income tax, pension and OPEB benefits and environmental obligations due to the fact that, at this time, we cannot determine either the timing or the amounts of payments for all periods beyond 2005 for certain of these liabilities. See Notes 10, 12, 13 and 16 to the audited Consolidated Financial Statements and the following discussions on our environmental, pension, OPEB and income tax liabilities, respectively, for more information on these obligations.
(b)	This table excludes interest expense for debt instruments with variable interest rates including the senior secured credit facilities. For the year ended December 31, 2005, this expense was approximately $45.

Our current projections for future annual cash payments to our defined benefit pension plans range from approximately $17 to $37 per year, with a total funding requirement for the five years ended in 2010 of $131. The assumptions used by our actuaries in calculating these projections included an 8.2% weighted average annual return on assets for the years 2006 – 2010 and the continuation of current law and plan provisions. We plan to make cash payments of $37 relating to our defined benefit pension plans in 2006. These amounts include benefit payments to be made under unfunded defined benefit pension plans.

Our projected annual future plan benefit payments for our non-pension postretirement plans are approximately $2, with total benefit payments for the five years ended in 2010 of approximately $10 and $8 for the years ended 2011 and beyond.

We estimate we will pay current year cash taxes totaling approximately $31 in 2006 for local, state and international liabilities.

We expect other environmental expenditures for 2006 – 2010 to total approximately $18.

We maintain three stock option plans for our employees: the RPP 2000 Stock Option Plan (which we refer to as the RPP plan), the RSM 2004 Stock Option Plan (which we refer to as the RSM plan) and the BHI Acquisition 2004 Stock Incentive Plan (which we refer to as the 2004 incentive plan). In addition to these option plans, we maintain a stock-based deferred compensation plan. The fair market value of the options granted under the option plans and deferred common stock units granted under the stock-based deferred compensation plan was determined contemporaneously at the date of grant based upon the fair market value of the underlying stock at the date of grant. The options and deferred common stock units granted under the RSM plan and the 2004 incentive plan were granted contemporaneously with the acquisition of Resolution Specialty and Borden Chemical by Apollo in August 2004 and the fair market value of those options and deferred common stock units is equal to the acquisition price paid by Apollo. Substantially all of the options granted under the RPP plan were granted contemporaneously with the acquisition of Resolution Performance by Apollo in November 2000 and the fair market value of those options is equal to the acquisition price paid by Apollo. In 2004, a limited number of options were issued to a new employee under the RPP plan at fair market value as determined by the Board of Directors of Resolution Performance.

On May 11, 2005, BHI Acquisition issued options to purchase 84,424 membership units to the Company’s non-management directors. These options have a ten-year life with immediate vesting and exercise upon an IPO. Upon the consummation of an IPO, we will recognize expense of $1, which represents the fair value of the options at the date of grant as determined by the Black-Scholes pricing model.

At December 31, 2005, on an as converted basis, there were approximately 4,150,000 options outstanding under all of our employee and director option plans, which include the Resolution Performance 2000 Non-Employee Directors Option Plan and approximately 970,000 deferred common stock units under the deferred compensation plan. All outstanding share awards at December 31, 2005 are denominated in Hexion LLC shares.

As a result of modifications associated with the Combinations to the RPP plan, the RSM plan, the 2004 incentive plan and the deferred compensation plan, we recognized a compensation charge of $12 for the year ended December 31, 2005, which is included in selling, general & administrative expense. The total compensation cost to be recognized under such plans was $31 based on an estimated fair value per share of $17.52, the value at the time of the Combinations. We expect to recognize the additional compensation expense of $19 over the vesting period of the underlying stock based awards. These awards are expected to vest over the next seven years.

We expect to have adequate liquidity to fund working capital requirements, contractual obligations and capital expenditures over the remainder of the term of our credit facilities with cash received from operations and amounts available under credit facilities.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2005.

Covenant Compliance

Certain covenants contained in the credit agreement governing our senior secured credit facilities and the indentures governing the 8% Senior Secured Notes, 9 1/2% Senior Second Secured Notes and Second-Priority Senior Secured Notes (i) require the maintenance of defined Adjusted EBITDA to Fixed Charges and senior secured debt to Adjusted EBITDA ratios and (ii) restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet these ratios. The most restrictive of these covenants, the covenants to incur additional indebtedness and the ability to make future acquisitions, require an Adjusted EBITDA to Fixed Charges ratio (measured on a trailing four-quarter basis) of 2.25:1. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.

Fixed charges are defined as interest expense excluding the amortization or write-off of deferred financing costs. Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain non-cash, non-recurring and realized or expected future cost savings directly related to prior acquisitions and the Combinations. We believe that the inclusion of the supplemental adjustments applied in calculating Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financial covenants and assess our ability to incur additional indebtedness in the future. Adjusted EBITDA and Fixed Charges are not defined terms under GAAP. Adjusted EBITDA should not be considered an alternative to operating income or net income as a measure of operating results or an alternative to cash flows as a measure of liquidity. Fixed Charges should not be considered an alternative to interest expense. Because we are highly leveraged, we believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors to demonstrate compliance with our financing covenants. Adjusted EBITDA has not been adjusted to include $27 for the impact of Hurricanes Katrina and Rita. As of December 31, 2005, we were in compliance with all financial covenants contained in the indentures governing the notes and all our credit facilities.

Year Ended December 31, 2005
Reconciliation of Net Loss to Adjusted EBITDA
EBITDA
Net loss	$(87)
Income taxes	48
Interest expense, net	204
Write-off of deferred financing fees	17
Depreciation and amortization expense	148

EBITDA	330
Adjustments to EBITDA
Acquisitions EBITDA (1)	29
Transaction costs (2)	44
Non-cash charges (3)	30
Unusual items:
Purchase accounting effects/inventory step-up	16
Discontinued operations	9
Business realignments	9
Other (4)	31

Total unusual items	65

In process Synergies (5)	105

Adjusted EBITDA (6)	$603

Fixed charges	$209

Ratio of Adjusted EBITDA to Fixed Charges	2.89

(1)	Represents the incremental EBITDA impact for the Bakelite Transaction, the Rhodia Acquisition and the Rohm and Haas Acquisition as if they had taken place at the beginning of the period.

(2)	Represents merger costs principally related to the Hexion Formation and Bakelite Acquisition and expenses associated with terminated acquisition activities.

(3)	Includes non-cash charges for impairments of fixed assets, stock based compensation, and unrealized foreign currency exchange loss on debt instruments denominated in currencies other than the functional currency of the holder.

(4)	Includes certain non-recurring litigation expenses, a foreign currency loss on an exchange rate hedge related to the Bakelite Acquisition, integration costs and incremental non-recurring advisor and external audit fees related to the Bakelite Acquisition and the combinations.

(5)	Represents estimated net unrealized cost synergies resulting from the Hexion Formation and the Bakelite Acquisition.

(6)	The Company is required to have an Adjusted EBITDA to Fixed Charges ratio of greater to 2.25 to 1.0 to incur additional indebtedness under certain of our indentures. As of December 31, 2005, the Company was able to satisfy this covenant and incur additional indebtedness under our indentures. In addition, the Company expects to be able to satisfy its Fixed Charges ratio covenant upon the closing of the Akzo Acquisition, which the Company expects to occur in the second quarter of 2006. After giving effect to the Akzo Acquisition, as if it had taken place at the beginning of 2005, Adjusted EBITDA would be $624 (which does not add back the $27 negative cost impact of Hurricanes Katrina and Rita), Fixed Charges would be $214 and the ratio of Adjusted EBITDA to Fixed Charges would be 2.92.

Quantitative and Qualitative Disclosures About Market Risk

Risk Management. We use various financial instruments, including some derivatives, to help us hedge our foreign currency exchange risk. We also use raw material purchasing contracts and pricing contracts with customers to mitigate commodity price risks. These contracts generally do not contain minimum purchase requirements.

Foreign Exchange Risk. Our international operations accounted for approximately 50% of our sales in 2005 and 49% in 2004. As a result, we have exposure to foreign exchange risk on transactions potentially denominated in many foreign currencies. These transactions include foreign currency denominated imports and exports of raw materials and finished goods (both intercompany and third party) and loan repayments. In all cases, the functional currency is the business unit’s local currency.

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

Effective October 11, 2005, we entered into a $289 cross-currency and interest rate swap agreement structured for a non-U.S. subsidiary’s $290 U.S. dollar denominated term loan. The swap is a three-year agreement designed to offset balance sheet and interest rate exposures and cash flow variability associated with exchange rate fluctuations on the term loan. The Euro to U.S. dollar exchange rate under the swap agreement is 1.2038. We pay a variable rate equal to the Euro LIBOR plus 271 basis points. We receive a variable rate equal to the U.S. Dollar LIBOR plus 250 basis points. The amount we receive under this agreement is equal to our non-U.S. subsidiary’s interest rate on its $290 term loan.

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

As required by current accounting standards, our audited Consolidated Statements of Operations includes any gains and losses arising from forward and option contracts.

The following table summarizes our derivative financial instruments as of December 31, 2005 and 2004. Fair values are determined from quoted market prices at these dates.

	2005				2004
	Average Days To Maturity	Average Contract Rate	Notional Amount	Fair Value Gain (Loss)	Average Days To Maturity	Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
Currency to sell for Euros
U.S. Dollars (1)	27	1.1890	45	—	—	—	—	—
U.S. Dollars (1)	990	1.2038	289	5	—	—	—	—
British Pound (1)	90	0.6987	41	(1)	—	—	—	—
U.S. Dollars (1)	60	1.2122	3	—	—	—	—	—
U.S. Dollars (2)	122	1.2031	24	—	—	—	—	—
U.S. Dollars (2)	—	—	—	—	90	1.3430	235	2
Currency to sell for U.S. Dollars
Canadian Dollars (3)	—	—	—	—	183	1.3200	36	—
Canadian Dollars (4)	—	—	—	—	183	1.2300	36	(2)
Currency to sell for CDN Dollars
British Pound (1)	—	—	—	—	31	2.3255	42	1
Commodity Future Contracts
Natural gas futures	—	—	3	1	—	—	3	—

(1)	Forward contracts
(2)	Deal contingent forward contracts (for pending or completed acquisitions)
(3)	Put options purchased
(4)	Call options sold

Interest Rate Risk. We have used interest rate swaps to minimize our interest rate exposures between fixed and floating rates on long-term debt. We do not enter into speculative financial contracts of any type. The fair values of the swaps are determined using estimated market values. Under interest rate swaps, we agree with other parties to exchange at specified intervals the difference between the fixed rate and floating rate interest amounts calculated by reference to the agreed notional principal amount.

Certain of our indebtedness, including indebtedness under our floating rate notes and borrowings under our senior secured credit facilities, are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. Assuming the amount of variable indebtedness remains the same, an increase of 1% in the interest rates payable on our variable rate indebtedness would increase our fiscal 2006 estimated debt service requirements by approximately $8 million. See “Risk Factors—Risks Relating to Our Business—Our variable-rate indebtedness subjects us to interest rate risk, which could cause our annual debt service obligations to increase significantly.”

Following is a summary of our outstanding debt as of December 31, 2005 and 2004 (See Note 8 to the audited Consolidated Financial Statements for additional information on our debt). The fair value of our publicly held debt is based on the price at which the bonds are traded or quoted at December 31, 2005 and 2004. All other debt fair values are determined from quoted market interest rates at December 31, 2005 and 2004.

	2005			2004
Year	Debt	Weighted Average Interest Rate	Fair Value	Debt	Weighted Average Interest Rate	Fair Value
2005				$17	9.1%	$17
2006	$51	9.1%	$51	4	9.1%	4
2007	15	9.2%	15	4	9.1%	4
2008	18	9.2%	18	5	9.1%	5
2009	181	9.2%	189	175	9.1%	187
2010	845	9.3%	870	801	9.9%	851
2011 and beyond	1,244	8.0%	1,176	844	8.5%	832

	$2,354		$2,319	$1,850		$1,900

We do not use derivative financial instruments in our investment portfolios. We place any cash equivalent investments in instruments that meet the credit quality standards established within our investment policies, which also limit the exposure to any one issue. At December 31, 2005 and 2004, we had $29 and, $72, respectively, invested at average rates of 7% and 2%, respectively, primarily in a prime money market account and marketable securities with maturity periods of 30 days or less. Due to the short maturity of our cash equivalents, the carrying value on these investments approximates fair value and our interest rate risk is not significant. A 10% increase or decrease in interest returns on invested cash would not have a material effect on our net income and cash flows at December 31, 2005 and 2004.

Commodity Risk. We are exposed to price risks associated with raw material purchases, most significantly with phenol, methanol, urea, acetone, propylene and chlorine. For our commodity raw materials, we have purchase contracts, with periodic price adjustment provisions. Commitments with certain suppliers, including our phenol and urea suppliers, provide up to 100% of our estimated requirements but also provide the flexibility to purchase a certain percentage of our needs in the spot market, when favorable to us. We rely on long-term agreements with key suppliers for most of our raw materials. The loss of a key source of supply or a delay in shipments could have an adverse effect on business. Should any of our suppliers fail to deliver or should any of the key long-term supply contracts be cancelled, we would be forced to purchase raw materials in the open market, and no assurances can be given that we would be able to make these purchases or make them at prices that would allow us to remain competitive. One supplier provides over 10% of certain raw material purchases, and we could incur significant time and expense if we had to replace the supplier. In addition, several of the feedstocks at various facilities are transported through a pipeline from one supplier. If we were unable to receive these feedstocks through these pipeline arrangements, we may not be able to obtain them from other suppliers at competitive prices or in a timely manner. See “Risk Factors—Risks Relating to Our Business—We rely significantly on raw materials in the production of our products and fluctuations in costs would increase our operating expenses.”

Natural gas is essential in our manufacturing processes, and its cost can vary widely and unpredictably. In order to control our costs for natural gas, we hedge a portion of our natural gas purchases for North America by entering into futures contracts for natural gas. The contracts are settled for cash each month based on the closing market price on the last day the contract trades on the New York Mercantile Exchange. We recognize gains and losses on commodity futures contracts each month as gas is used. Our future commitments are marked to market on a quarterly basis. Our board of directors approves all commodity futures contracts that we enter based on delegations of authority.

Our commodity risk also is moderated through our selected use of customer contracts with selling price provisions that are indexed to publicly available indices for these commodity raw materials.

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

Critical Accounting Policies and Estimates

In preparing our financial statements in conformity with US GAAP, we have to make estimates and assumptions about future events that affect the amounts of reported assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities in the financial statements and accompanying notes. Some of these accounting policies require the application of significant judgment by management in the selection of appropriate assumptions for determining these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty; therefore, we cannot assure you that actual results will not differ significantly from estimated results. We base these judgments on our historical experience, advice from experienced consultants, forecasts and other available information, as appropriate. Our significant accounting policies are more fully described in Note 2 to the audited Consolidated Financial Statements.

Our most critical accounting policies, which reflect significant management estimates and judgment in determining reported amounts in the audited Consolidated Financial Statements, are as follows:

Environmental Remediation and Restoration Liabilities. Accruals for environmental matters are recorded when we believe it is probable that a liability has been incurred and we can reasonably estimate the amount of the liability. Our accruals are established following the guidelines of Statement of Position 96-1, “Environmental Remediation Liabilities.” We have accrued approximately $39 and $41 at December 31, 2005 and 2004, respectively, for all probable environmental remediation and restoration liabilities, which is our best estimate of these liabilities. Based on currently available information and analysis, we believe that it is reasonably possible that the costs associated with such liabilities may fall within a range of $27 to $79. This estimate of the range of reasonably possible costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of this range, we used assumptions that are less favorable to Hexion among the range of reasonably possible outcomes, but we did not assume we would bear full responsibility for all sites, to the exclusion of other potentially responsible parties.

We have entered into environmental indemnification agreements with each of the sellers in the Bakelite Transaction, Resolution Performance Transaction and Resolution Specialty Transaction. Under the Bakelite environmental indemnification agreement, the sellers have agreed to indemnify us for certain pre-existing environmental liabilities, including those related to our facility in Duisburg, Germany.

For environmental conditions that existed prior to the Resolution Performance Transaction, environmental remediation liability is influenced by agreements associated with the transactions whereby Shell generally will indemnify us for environmental damages associated with environmental conditions that occurred or existed before the closing date of the acquisition, subject to certain limitations. In addition, for incidents occurring after the closing date of the acquisition, management believes that we maintain adequate insurance coverage, subject to deductibles, for environmental remediation activities.

According to the terms of the Resolution Specialty Transaction, Eastman retained the liability and indemnified Resolution Specialty for pre-existing unknown environmental conditions at facilities that were transferred to us as well as the pre-existing known environmental conditions at the Roebuck, South Carolina facility, subject to certain limitations.

Income Tax Assets and Liabilities. At December 31, 2005 and 2004, we had valuation allowances of $239 and $192, respectively, against all of our net federal and state and some of our net foreign deferred income tax assets. The valuation allowance was calculated in accordance with US GAAP which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. In accordance with SFAS 109, evidence, such as operating results during the most recent three-year period, is given more weight than our expectations of future profitability, which are inherently uncertain. Our losses in the U.S. and certain foreign operations in recent periods represented sufficient negative evidence to require a full valuation allowance against our net federal, state and certain of our foreign deferred income tax assets. We intend to maintain a valuation allowance against the net deferred income tax assets until sufficient positive evidence exists to support the realization of such assets.

        The calculation of our income tax liabilities involves dealing with uncertainties in the application of complex domestic and foreign income tax regulations. We recognize liabilities for anticipated income tax audit issues based on our estimate of whether, and the extent to which, additional income taxes will be due. If we ultimately determine that payment of these amounts is not necessary, we reverse the liability and recognize an income tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize income tax benefits to the extent that it is probable that our positions will be sustained when challenged by the respective taxing authorities. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective income tax rate in a given period could be materially impacted. An unfavorable income tax settlement would require use of the Company’s cash and result in an increase in its effective income tax rate in the year of resolution. A favorable income tax settlement would be recognized as a reduction in the effective income tax rate in the year of resolution.

Pension Assets and Liabilities. The amounts recognized in our financial statements related to pension benefit obligations are determined from actuarial valuations. Inherent in these valuations are certain assumptions, the more significant of which include:

•	The weighted average rate to use for discounting the liability 5.0% for 2005 and 5.4% for 2004;

•	The weighted average expected long-term rate of return on pension plan assets 8.2% for 2005 and 2004;

•	The weighted average rate of future salary increases 3.6% for 2005 and 4.1% for 2004; and

•	The anticipated mortality rate table (used RP 2000 Table).

The actual return of our pension plan assets in 2005 was approximately 10%. Future returns on plan assets are subject to the strength of the financial markets, which we cannot predict with any accuracy. These assumptions are regularly reviewed and revised when appropriate, and changes in one or more of them could affect the amount of our recorded net expenses and/or liabilities related to these pension obligations. Other assumptions involving demographic factors such as mortality, retirement age and turnover are also evaluated periodically and updated to reflect our experience and expectations for the future. Actual results that differ from our assumptions are accumulated and amortized over future periods; therefore, these variances affect our expenses and obligations recorded in future periods. Future pension expense and required contributions will also depend on future investment performance, changes in future discount rates and various other factors related to the demographic characteristics of participants in our pension plans.

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

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs. The statement amends Accounting Research Bulletin (“ARB”) No. 43, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. ARB No. 43 previously stated that these costs must be “so abnormal as to require treatment as current-period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company believes that implementing SFAS No. 151 should not have a material impact on its consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143. This Interpretation clarifies that the term “conditional asset retirement obligation” as used in FASB No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation, when incurred, if the fair value of the liability can be reasonably estimated. The Interpretation is effective for the Company no later than the end of the fiscal year ending on December 31, 2005. The implementation of this Interpretation did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In September 2005, the FASB issued EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). The issue provided guidance on the circumstances under which two or more inventory transactions with the same counterparty should be viewed as a single nonmonetary transaction within the scope of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The issue also provided guidance on circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 will be effective for transactions completed in reporting periods beginning after March 15, 2006. The Company is evaluating the impact that this issue will have on our consolidated financial statements.

In November 2005, the FASB issued FSP FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP 123(R)-3”). FSP 123(R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). We are currently evaluating this transition method.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the “Quantitative and Qualitative Disclosures About Market Risk” section included in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEXION SPECIALTY CHEMICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(In millions, except share and per share data)
Net sales	$4,470	$2,019	$782
Cost of sales	3,808	1,785	714

Gross profit	662	234	68

Selling, general & administrative expense	400	163	81
Transaction related costs (See Note 1)	44	56	—
Other operating expense	10	6	10

Operating income (loss)	208	9	(23)

Interest expense, net	204	117	77
Write-off of deferred financing fees (See Note 8)	17	—	—
Other non-operating expense, net	16	5	—

Loss from continuing operations before income tax, earnings from unconsolidated entities and minority interest	(29)	(113)	(100)
Income tax expense (benefit) (See Note 16)	48	—	(37)

Loss from continuing operations before earnings from unconsolidated entities and minority interest	(77)	(113)	(63)
Earnings from unconsolidated entities, net of taxes	2	—	—
Minority interest in net (income) loss of consolidated subsidiaries	(3)	8	13

Loss from continuing operations	(78)	(105)	(50)

Loss from discontinued operations (See Note 4)	9	—	—

Net loss	(87)	(105)	(50)
Redeemable preferred stock accretion (See Note 11)	30	—	—

Net loss available to common shareholders	$(117)	$(105)	$(50)

Comprehensive loss	$(172)	$(36)	$(9)

Basic and Diluted Per Share Data
Loss from continuing operations	$(1.30)	$(1.27)	$(0.61)
Loss from discontinued operations	(0.11)	—	—

Net loss available to common shareholders	$(1.41)	$(1.27)	$(0.61)

Dividends (See Note 14)	$6.66	$—	$—

Average number of common shares outstanding during the period— basic and diluted	82,629,906	82,629,906	82,629,906

See Notes to Consolidated Financial Statements

HEXION SPECIALTY CHEMICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
	(In millions)
ASSETS

Current Assets
Cash and equivalents	$183	$152
Accounts receivable (less allowance for doubtful accounts of $19 in 2005 and $15 in 2004)	605	518
Inventories:
Finished and in-process goods	292	290
Raw materials and supplies	153	115
Other current assets	132	64

	1,365	1,139

Other Assets	103	95

Property and Equipment
Land	63	44
Buildings	209	201
Machinery and equipment	1,777	1,706

	2,049	1,951
Less accumulated depreciation	(653)	(628)

	1,396	1,323

Goodwill (See Note 6)	169	51
Other Intangible Assets, net (See Note 6)	176	88

Total Assets	$3,209	$2,696

See Notes to Consolidated Financial Statements

HEXION SPECIALTY CHEMICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004
	(In millions, except share and per share data)
LIABILITIES, REDEEMABLE PREFERRED STOCK, COMMON STOCK AND OTHER SHAREHOLDER’S DEFICIT

Current Liabilities
Accounts and drafts payable	$503	$488
Debt payable within one year	51	16
Interest payable	45	36
Income taxes payable	91	33
Other current liabilities	248	133

	938	706

Other Liabilities
Long-term debt	2,303	1,834
Long-term pension obligations	167	73
Non-pension postemployment benefit obligations	119	142
Deferred income taxes	139	131
Other long-term liabilities	92	65

	2,820	2,245

Minority interest in consolidated subsidiaries	11	54

Commitments and Contingencies (See Notes 8 and 10)

Redeemable Preferred Stock - $0.01 par value; liquidation preference $25 per share; 60,000,000 shares authorized, 14,781,959 issued and outstanding at December 31, 2005 (See Note 11)	364	—

Common Stock and Other Shareholder’s Deficit
Common stock - $0.01 par value; 300,000,000 shares authorized,
170,678,965 issued, 88,049,059 treasury and 82,629,906 outstanding at December 31, 2005 and 2004	1	1
Paid-in capital	515	1,523
Treasury stock	(296)	(296)
Receivable from parent	—	(561)
Accumulated other comprehensive (loss) income	(70)	20
Accumulated deficit	(1,074)	(996)

	(924)	(309)

Total Liabilities, Redeemable Preferred Stock, Common Stock and Other Shareholder’s Deficit	$3,209	$2,696

See Notes to Consolidated Financial Statements

HEXION SPECIALTY CHEMICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2005	2004	2003
	(In millions)
Cash Flows from (used in) Operating Activities
Net loss	$(87)	$(105)	$(50)
Adjustments to reconcile net loss to net cash from (used in) operating activities:
Depreciation and amortization	148	86	58
Minority interest in net income (loss) of consolidated subsidiaries	3	(8)	(13)
Stock-based compensation (See Note 15)	12	4	—
Deferred tax benefit	(3)	(3)	(37)
Unrealized foreign exchange loss	13	—	—
Amortization of deferred financing fees	9	5	10
Write-off of deferred financing fees (See Note 8)	11	—	—
Non-cash restructuring	9	—	—
Impairments	8	2	13
Other non-cash adjustments	(3)	—	(5)
Net change in assets and liabilities:
Accounts receivable	7	(81)	9
Inventories	59	(53)	10
Accounts and drafts payable	(29)	133	(46)
Income taxes payable	58	—	10
Other assets	(50)	(20)	4
Other liabilities	6	8	(6)

	171	(32)	(43)

Cash Flows (used in) from Investing Activities
Capital expenditures	(105)	(57)	(18)
Acquisition of businesses, net of cash acquired	(252)	(152)	—
Proceeds from the sale of business, net of cash	3	—	—
Cash combination of Borden Chemical	—	185	—
Proceeds from the sale of assets	—	4	23
Distributions from equity affiliates	—	—	2

	(354)	(20)	7

Cash Flows from (used in) Financing Activities
Net short-term debt repayments	(2)	(6)	—
Borrowings of long-term debt	1,193	293	748
Repayments of long-term debt	(750)	(195)	(645)
Payment of dividends	(523)	—	—
Proceeds from the issue of preferred stock, net of issuance costs (See Note 11)	334	—	—
Long-term debt and credit facility financing fees paid	(22)	—	—
IPO related costs (See Note 1)	(11)	—	—
Proceeds related to Resolution Specialty Transaction	—	60	—
Other	—	(4)	(23)

	219	148	80

Effect of exchange rates on cash and equivalents	(5)	7	1

Increase in cash and equivalents	31	103	45
Cash and equivalents at beginning of year	152	49	4

Cash and equivalents at end of year	$183	$152	$49

Supplemental Disclosures of Cash Flow Information
Cash paid (received):
Interest, net	$192	$102	$63
Income taxes, net	8	3	(19)
Non-cash activity:
Settlement of note receivable from parent	581	—	—
Unpaid common stock dividends declared	27	—	—
Redeemable preferred stock accretion (See Note 11)	30	—	—
Reclassification of minimum pension liability adjustment (to) from shareholder’s deficit	(16)	2	—
Issuance of Note in Resolution Specialty Transaction	—	50	—

See Notes to Consolidated Financial Statements

HEXION SPECIALTY CHEMICALS, INC.

CONSOLIDATED STATEMENT OF COMMON STOCK AND OTHER SHAREHOLDER’S (DEFICIT) EQUITY

	Common Stock	Paid-in Capital	Treasury Stock	Receivable from Parent	Accumulated Other Comprehensive (Loss) Income	Accumulated (Deficit) Equity	Total
	(In millions)
Balance, December 31, 2002	$1	$143	$—	$—	$41	$(22)	$163

Net loss	—	—	—	—	—	(50)	(50)
Translation adjustments	—	—	—	—	40	—	40
Interest rate swap, net of tax	—	—	—	—	1	—	1

Comprehensive loss	—	—	—	—	—	—	(9)

Constructive distribution	—	—	—	—	—	(2)	(2)

Balance, December 31, 2003	$1	$143	—	—	$82	$(74)	$152

Net loss	—	—	—	—	—	(105)	(105)
Translation adjustments	—	—	—	—	67	—	67
Minimum pension liability adjustment, net of tax	—	—	—	—	2	—	2

Comprehensive loss	—	—	—	—	—	—	(36)

Acquisition of Resolution Specialty to Consolidated group	—	57	—	—	—	—	57
Acquisition of Borden Chemical to Consolidated group	—	1,252	(296)	(542)	(131)	(817)	(534)
Interest accrued on notes from parent of Borden Chemical	—	19	—	(19)	—	—	—
Compensation expense under deferred compensation plan	—	4	—	—	—	—	4
Deferred tax adjustments as a result of Combination	—	48	—	—	—	—	48

Balance, December 31, 2004	$1	$1,523	$(296)	$(561)	$20	$(996)	$(309)

Net loss	—	—	—	—	—	(87)	(87)
Translation adjustments	—	—	—	—	(69)	—	(69)
Minimum pension liability adjustment, net of tax of $8	—	—	—	—	(16)	—	(16)

Comprehensive loss							(172)

Effect of Combinations (See Note 14)	—	(581)	—	581	—	—	—
Purchase accounting related to acquisition of minority interest (See Note 3)	—	121	—	—	(5)	11	127
Dividends declared (See Note 11)	—	(550)	—	—	—	—	(550)
Stock based compensation expense (See Note 15)	—	12	—	—	—	—	12
Redeemable preferred stock accretion (See Note 11)	—	(30)	—	—	—	—	(30)
Interest accrued on notes from parent of Borden Chemical (See Note 14)	—	20	—	(20)	—	—	—
Other	—	—	—	—	—	(2)	(2)

Balance, December 31, 2005	$1	$515	$(296)	$—	$(70)	$(1,074)	$(924)

(a)	Accumulated other comprehensive loss at December 31, 2005 represents $27 of net foreign currency translation gains, a $5 net loss from purchase accounting adjustments related to the acquisition of minority interests and a $92 net loss relating to the Company’s minimum pension liability adjustment. Accumulated other comprehensive income at December 31, 2004 represents $96 of net foreign currency translation gains and a $76 net loss relating to the Company’s minimum pension liability adjustment. Accumulated other comprehensive income at December 31, 2003 represents $82 of net foreign currency translation gains.

See Notes to Consolidated Financial Statements

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements

(In millions, except share and per share data)

1. Background and Basis of Presentation

Hexion Specialty Chemicals, Inc. (“Hexion” or “the Company”) is engaged in the manufacture and marketing of resins, inks, coating and adhesive resins, formaldehyde, oil field products and other specialty and industrial chemicals worldwide. At December 31, 2005, the Company has 86 production and manufacturing facilities, of which 37 are located in the U.S. Hexion was formed on May 31, 2005 upon the combination of three Apollo Management, L.P. (“Apollo”) controlled companies (the “Combinations”), Resolution Performance Products, LLC (“Resolution Performance”), Resolution Specialty Materials, Inc. (“Resolution Specialty Inc.”) and Borden Chemical, Inc. (“Borden Chemical”). Apollo acquired Resolution Performance on November 14, 2000, formed Resolution Specialty Inc. and purchased the Specialty Resins and Monomers and Ink business of Eastman Chemical Company (“Eastman”) on August 2, 2004 through a subsidiary (the “Resolution Specialty Transaction”), Resolution Specialty Materials, LLC (“Resolution Specialty”), and acquired Borden Chemical on August 12, 2004. Upon consummation of the Combinations, Borden Chemical changed its name to Hexion Specialty Chemicals, Inc., and BHI Acquisition LLC (“BHI Acquisition”), Borden Chemical’s parent, changed its name to Hexion LLC. Prior to the Combinations, on April 29, 2005, a subsidiary of Borden Chemical completed its acquisition of Bakelite Aktiengesellschaft (“Bakelite”) (See Note 3).

The Company has incurred costs totaling approximately $44 in connection with the Combinations and terminated acquisition activities during the year ended December 31, 2005, primarily for accounting, consulting, legal and contract termination fees. As this transaction is considered a merger of entities under common control, in accordance with Financial Accounting Standard Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, these costs have been expensed as incurred and are included in the 2005 Consolidated Statement of Operations as Transaction related costs.

In the 2004, as a result of the acquisitions of Resolution Specialty and Borden Chemical by Apollo, the Company incurred Transaction related costs of $56. This amount included charges for accounting and legal fees, fees paid to Apollo, payments for cancellation of restricted stock and management bonuses pertaining to the activity.

On April 25, 2005, the Company filed a registration statement, which is not yet effective, with the U.S. Securities and Exchange Commission (the “SEC”) for a proposed IPO of its common stock. The Company subsequently filed six amendments to its registration statement on May 2, 2005, June 13, 2005, July 15, 2005, August 26, 2005, September 19, 2005 and November 21, 2005.

The Company has incurred costs totaling approximately $11 in connection with the proposed IPO during the year ended December 31, 2005, primarily for accounting and legal fees and printing costs. As the costs of issuing common stock are considered a reduction of the related proceeds of the offering, these costs have been deferred within Other assets on the December 31, 2005 Consolidated Balance Sheet until the IPO is effected.

Basis of Presentation—Prior to the Combinations, Resolution Performance, Resolution Specialty Inc. and Borden Chemical were considered entities under the common control of Apollo affiliates as defined in Emerging Issues Task Force (“EITF”) Issue No. 02-5, Definition of Common Control in Relation to FASB Statement of Financial Accounting Standards No. 141, “Business Combinations”. As a result of the Combinations, the financial statements of these entities are presented retroactively on a consolidated basis, in a manner similar to a pooling of interests, and include the results of operations of each business only from the date of acquisition by the Apollo affiliates.

The accompanying Hexion Consolidated Financial Statements include the following entities: the former Resolution Performance and its majority-owned subsidiaries as of December 31, 2005 and 2004 and for the years ended

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(In millions, except share and per share data)

December 31, 2005, 2004 and 2003; the former Resolution Specialty Inc. and its majority-owned subsidiaries as of December 31, 2005 and 2004, for the year ended December 31, 2005, and from the date of acquisition for 2004; and the former Borden Chemical and its majority-owned subsidiaries (which includes Bakelite since the date of acquisition) as of December 31, 2005 and 2004, for the year ended December 31, 2005, and from the date of acquisition in 2004. Resolution Performance, Resolution Specialty, Inc. and Bakelite reflect the purchase method of accounting. Borden Chemical elected not to apply push-down accounting because it was a public reporting registrant as a result of public debt that was outstanding prior and subsequent to the acquisition by Apollo.

2. Summary of Significant Accounting Policies

Significant accounting policies followed by the Company, as summarized below, are in conformity with generally accepted accounting principles.

Principles of Consolidation—The Consolidated Financial Statements include the accounts of Resolution Performance, Resolution Specialty Inc., Borden Chemical and Bakelite and their majority-owned subsidiaries, in which no substantive participating rights are held by minority shareholders, after elimination of intercompany accounts and transactions. The Company’s share of the net earnings of 20% to 50% owned companies, for which it has the ability to exercise significant influence over operating and financial policies, are included in income on an equity basis. Investments of other companies are carried at cost.

The Company has a 50% ownership interest in two joint venture companies that produce formaldehyde, resins and UV-curable coatings and adhesives in China. The joint ventures are accounted for using the equity method of accounting for investments. However, as the Company does not have the ability to exercise significant influence over the operating and financial policies, the Company’s share of net earnings are presented as Earnings from unconsolidated entities on the Consolidated Statements of Operations.

The Company has recorded a minority interest for the equity interests in subsidiaries that are not 100% owned by the Company. At December 31, 2004, the minority interest primarily reflected the equity interest in Resolution Performance and Resolution Specialty held by management and other third-parties. On May 31, 2005, the Resolution Performance and Resolution Specialty minority interests were purchased in connection with the Combinations and recorded as a step acquisition (See Note 3). At December 31, 2005, the minority interest primarily reflects the Company’s ownership interest in HA-International, LLC (“HAI”), a joint venture between the Company and Delta-HA, Inc.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. The most significant estimates reflected in the financial statements include environmental remediation, legal liabilities, deferred tax assets and liabilities and related valuation allowances, income tax accruals, pension and postretirement assets and liabilities, valuation allowances for accounts receivable and inventories, general insurance liabilities, asset impairments, and fair values of assets acquired and liabilities assumed in business acquisitions. Actual results could differ from estimated amounts.

Cash and Equivalents—The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2005 and 2004, the Company had interest bearing time deposits and other cash equivalent investments of $29 and $72, respectively, included on the Consolidated Balance Sheets as Cash and equivalents.

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(In millions, except share and per share data)

Inventories—Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out method.

Property and Equipment—Land, buildings and machinery and equipment are valued at cost. Depreciation is recorded on the straight-line basis by charges to expense at rates based on estimated useful lives of properties (average estimated useful life for buildings is 20 years; average useful life for machinery and equipment is 15 years). Major renewals and betterments are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. Depreciation expense was $136, $81 and $54 for the years ended December 31, 2005, 2004 and 2003, respectively.

Deferred Expenses—Deferred financing costs are classified as Other assets on the Consolidated Balance Sheets and are amortized over the life of the related debt or credit facility using the straight-line method since no installment payments are required. Upon retirement of any of the related debt, a proportional share of debt issuance costs is expensed. At December 31, 2005 and 2004, the Company’s unamortized deferred financing costs were $54 and $54, respectively. See Note 8.

Goodwill and Intangibles—The excess of purchase price over net tangible and identifiable intangible assets of businesses acquired is carried as Goodwill on the Consolidated Balance Sheets. The Company does not amortize goodwill or indefinite-lived intangible assets. Separately identifiable intangible assets used in the operations of the business (e.g., formulae and technology, customer lists and contracts, etc.) are recorded at cost and carried as Other intangible assets on the Consolidated Balance Sheets. Intangible assets with determinable lives are amortized on a straight-line basis over the shorter of the legal or useful life of the asset, which ranges from 4 to 30 years. See Note 6.

Impairment—As events warrant, the Company evaluates the recoverability of long-lived assets by assessing whether the carrying value of the assets can be recovered over their remaining useful lives through the expected future undiscounted operating cash flows of the underlying business. Any impairment loss required is determined by comparing the carrying value of the assets to operating cash flows on a discounted basis.

The Company performs an annual impairment test for goodwill and indefinite-lived intangible assets. See Note 6.

General Insurance—The Company is generally self-insured for losses and liabilities relating to workers’ compensation, health and welfare claims, physical damage to property, business interruption and comprehensive general, product and vehicle liability but maintains insurance policies for certain items exceeding deductible limits. Losses are accrued for the estimated aggregate liability for claims using certain actuarial assumptions followed in the insurance industry and the Company’s experience. The Company maintains a liability for certain self-insured claims incurred but not yet recorded, based on actuarial estimates. The Company’s reserves for self-insurance totaled $6 and $4 at December 31, 2005 and 2004, respectively.

Legal Costs—The Company accrues for legal costs in the period in which a claim is made or an event becomes known, if the amounts are probable and reasonably estimable. Each claim is assigned a range of potential liability, with the most likely amount being accrued. The amount accrued includes all costs associated with a claim, including settlements, assessments, judgments, fines and legal fees.

Revenue Recognition—Revenue for product sales, net of estimated allowances and returns, is recognized as risk and title to the product transfer to the customer, which either occurs at the time shipment is made or upon delivery. In situations where product is delivered by pipeline, risk and title transfers when the product moves

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(In millions, except share and per share data)

across an agreed transfer point, which is typically the customers’ property line. Product sales delivered by pipeline are measured based on daily flow meter readings. The Company’s standard terms of delivery are included in its contracts of sale and invoices.

Shipping and Handling—The Company records freight billed to customers in net sales. Shipping costs are incurred to move the Company’s products from production and storage facilities to the customer. Handling costs are incurred from the point the product is removed from inventory until it is provided to the shipper and generally include costs to store, move and prepare the products for shipment. Shipping and handling costs are recorded in Cost of sales in the Consolidated Statements of Operations.

Research and Development Costs—Funds are committed to research and development for technical improvement of products and processes that are expected to contribute to operating profits in future years. All costs associated with research and development are charged to expense as incurred. Research and development and technical service expenditures were $62, $30 and $16 for the years ended December 31, 2005, 2004 and 2003, respectively.

Foreign Currency Translations—Assets and liabilities of foreign affiliates are translated at the exchange rates in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the year. The effect of translation is accounted for as an adjustment to Common Stock and Other Shareholder’s Equity (Deficit) and is included in Other comprehensive income (loss).

Income Taxes—The Company provides for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities. See Note 16.

Deferred tax balances are adjusted to reflect tax rates, based on current tax laws, that will be in effect in the years in which temporary differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. See Note 16.

Derivative Financial Instruments—The Company is party to forward exchange contracts and options, interest rate swaps, cross-currency swaps and natural gas futures to reduce its cash flow exposure to changes in foreign exchange rates and natural gas prices. The Company does not hold or issue derivative financial instruments for trading purposes. These instruments are not accounted for using hedge accounting, but are measured at fair value and recorded on the balance sheet as an asset or liability, depending upon the Company’s underlying rights or obligations. See Note 7.

Loss Per Share—As a result of the Combinations, the Company’s capital structure consists of 82,629,906 shares outstanding (See Note 14). For purposes of calculating loss per share, 82,629,906 was used as the number of outstanding shares for all periods presented as no new shares were issued as a result of the legal merger of Resolution Performance, Resolution Specialty and Borden Chemical. This presentation reflects the post-merger capital structure of the Company for all periods on a consistent basis. The Company did not have any potentially dilutive instruments outstanding for any periods.

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(In millions, except share and per share data)

The Company’s loss per share is calculated as follows:

	Year ended December 30,
	2005	2004	2003
Loss from continuing operations	$(78)	$(105)	$(50)
Deduct: Redeemable preferred stock accretion	(30)	—	—

Loss from continuing operations available to common shareholders	$(108)	$(105)	$(50)

Per share - Loss from continuing operations available to common shareholders	$(1.30)	$(1.27)	$(0.61)

Average number of common shares outstanding during the period - basic and diluted	82,629,906	82,629,906	82,629,906

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

Previously, the Company accounted for stock based awards under APB No. 25 and applied the minimum value method to determine fair value for disclosure requirements under SFAS No. 123. As of December 31, 2005, all awards outstanding are accounted for under SFAS No. 123(R). See Note 15.

The following tables sets forth the required reconciliation of reported and proforma net loss and earnings per share (“EPS”) under SFAS No. 148:

	Year ended December 31,
	2004	2003
Net loss, as reported	$(105)	$(50)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	8	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(6)	—

Pro forma net loss	$(103)	$(50)

Average number of common shares outstanding—basic and diluted	82,629,906	82,629,906
Per share, as reported (basic and diluted)	$(1.27)	$(0.61)
Per share, pro forma (basic and diluted)	$(1.25)	$(0.61)

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(In millions, except share and per share data)

To determine pro forma compensation cost for the plans in accordance with SFAS No. 123, the fair value of each option grant was estimated at the date of the grant using the minimum value method and the Black-Scholes options pricing model with the following weighted average rates, dividend rates and expected lives for each of the Company’s respective plans:

	2004			2003
	Resolution Performance	Resolution Specialty	Borden Chemical	Resolution Performance
Risk-free weighted average interest rate	4.50%	3.90%	3.54%	4.23%
Dividend Rate	0%	0%	0%	0%
Expected life	7.0 years	6.3 years	5.0 years	6.0 years
Estimated fair value of option grants (a)	$—	$0.77	$1.01	$—

(a)	Fair value of option grants reflects the post-combination equivalent Hexion LLC common units giving effect to the reverse split (Note 15)

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its temporary cash investments with high quality institutions and, by policy, limits the amount of credit exposure to any one institution. At December 31, 2005 and 2004, investments included $0 and $52, respectively, in a prime money market account, $0 and $18, respectively, in a guaranteed investment certificate and $29 and $3 of other marketable securities. Remaining cash is held in several financial institutions. Concentrations of credit risk with respect to accounts receivable are limited, due to the large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographies. The Company generally does not require collateral or other security to support customer receivables. See Note 7.

Concentrations of Supplier Risk—The Company relies on long-term agreements with key suppliers for most of its raw materials. The loss of a key source of supply or a delay in shipments could have an adverse effect on business. Should any of the suppliers fail to deliver or should any of the key long-term supply contracts be cancelled, the Company would be forced to purchase raw materials in the open market, and no assurances can be given that the Company would be able to make these purchases or make them at prices that would allow it to remain competitive. One supplier provides over 10% of certain raw material purchases, and we could incur significant time and expense if we had to replace the supplier. In addition, several of the feedstocks at various facilities are transported through a pipeline from one supplier. If we were unable to receive these feedstocks through these pipeline arrangements, the Company may not be able to obtain them from other suppliers at competitive prices or in a timely manner.

Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. The statement amends Accounting Research Bulletin (“ARB”) No. 43, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. ARB No. 43 previously stated that these costs must be “so abnormal as to require treatment as current-period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company believes that implementing SFAS No. 151 should not have a material impact on its consolidated financial position, results of operations or cash flows.

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(In millions, except share and per share data)

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143. This Interpretation clarifies that the term “conditional asset retirement obligation” as used in FASB No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation, when incurred, if the fair value of the liability can be reasonably estimated. The Interpretation is effective for the Company no later than the end of the fiscal year ending on December 31, 2005. The implementation of this Interpretation did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In September 2005, the FASB issued EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). The issue provided guidance on the circumstances under which two or more inventory transactions with the same counterparty should be viewed as a single nonmonetary transaction within the scope of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The issue also provided guidance on circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 will be effective for transactions completed in reporting periods beginning after March 15, 2006. The Company is evaluating the impact that this issue will have on our consolidated financial statements.

In November 2005, the FASB issued FSP FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP 123(R)-3”). FSP 123(R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(In millions, except share and per share data)

capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). We are currently evaluating this transition method.

3. Business Acquisitions

2004 Acquisition of Resolution Specialty

On August 2, 2004 (the closing date) Resolution Specialty, as assignee of Resolution Specialty Inc., purchased the Specialty Resins and Monomers and Ink businesses of Eastman Chemical Company (“Eastman”) for $192, including direct acquisition costs (“Resolution Specialty Transaction”).

The Resolution Specialty Transaction has been accounted for under the purchase method of accounting. The cost of the Resolution Specialty Transaction was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. Fair values were determined based upon appraisals and internal studies. As the fair value of net assets acquired exceeded cost, no goodwill was recorded in the transaction.

In connection with the Resolution Specialty Transaction, Resolution Specialty Inc. executed a Senior Subordinated Note Purchase Agreement (“Seller Note Financing”) with Eastman on August 2, 2004, which provided for the sale of $50 aggregate principal amount of Senior Subordinated Notes of Resolution Specialty Inc. to Eastman that are due and payable in 2011. Such notes were delivered to Eastman as partial consideration of the Resolution Specialty Transaction. These notes were subsequently repaid on May 31, 2005 when the Company entered a senior secured credit facility. See Note 8.

The following table summarizes the assets acquired and liabilities assumed at the date of acquisition of Resolution Specialty.

Fair Value at August 1, 2004
Current assets	$196
Property, plant and equipment	87
Other assets	1
Intangible assets	—
Goodwill	—

Total assets acquired	284

Current liabilities	80
Long-term debt	3
Other liabilities	9

Total liabilities assumed	92

Net assets acquired	$192

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(In millions, except share and per share data)

2004 Acquisition of Borden Chemical by Apollo

On August 12, 2004, BHI Investment LLC, an affiliate of Apollo, acquired all of the outstanding capital stock of Borden Holdings, Inc. (“BHI”), Borden Chemical’s parent at that time, for total consideration of approximately $1.2 billion, including assumption of debt.

The acquisition of BHI, and the payment of transaction fees and expenses, was financed with the net proceeds of a $475 second-priority senior secured private debt offering (the “Second Priority Notes”) by two newly formed, wholly owned subsidiaries of Borden Chemical and certain equity contributions to BHI Acquisition from Apollo. Collectively, these transactions are referred to as the “Borden Transaction.”

2005 Acquisition of Bakelite

On April 29, 2005, Hexion Specialty Chemicals Canada, Inc., a subsidiary of Hexion, through its wholly owned subsidiary, National Borden Chemical Germany GmbH, completed its acquisition of Bakelite pursuant to a share purchase agreement with RÜTGERS AG and RÜTGERS Bakelite Projekt GmbH (collectively, the “Sellers”) dated October 6, 2004 (the “Bakelite Acquisition”) for a net purchase price of approximately €206, or approximately $266, subject to certain adjustments. The Company incurred direct costs associated with the acquisition of $42, which have been capitalized as part of the purchase in accordance with SFAS 141 and are included in the net purchase price. Based in Iserlohn-Letmathe, Germany, Bakelite is a producer of phenolic and epoxy thermosetting resins and molding compounds with 13 manufacturing facilities and 1,700 employees, primarily in Europe and Asia. The acquisition provided the Company with additional phenolic resin technology and products and a new epoxy resin technology platform.

The Company financed the Bakelite Acquisition through a combination of available cash and a second-priority senior secured bridge loan facility in the amount of $250. The bridge financing arrangement had a variable interest rate equal to LIBOR plus an applicable margin and had a final maturity date of July 15, 2014. The bridge financing arrangement was settled and cancelled on May 31, 2005 using proceeds from the $150 Second-priority senior secured floating rate notes due 2010 and $100 of term loan debt borrowed under the Company’s credit facility (See Note 8). The Bakelite Acquisition has been accounted for under the purchase method of accounting. As such, Bakelite’s results of operations are included in the Company’s Consolidated Financial Statements (the “Financial Statements”) from the date of acquisition.

On December 14, 2004, in order to mitigate the risk of foreign currency exposure related to the Bakelite Acquisition, the Company entered into a foreign currency forward position of $235 to purchase Euros with U.S. Dollars at a rate of 1.3430, contingent upon the close of the transaction. On March 31, 2005, the Company adjusted the contract to have a target settlement date of April 29, 2005 and a new exchange rate of 1.3446. In conjunction with the consummation of the Bakelite Acquisition, the Company realized an aggregate loss of approximately $9 on this contract, the current year portion of which is included as Other non-operating expense in the Consolidated Statement of Operations.

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(In millions, except share and per share data)

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. Fair values are based upon appraisals, internal studies, and analyses and are subject to final adjustments.

Fair value at April 29, 2005
Current assets	$290
Property, plant and equipment	166
Other assets	4
Intangible assets	72
Goodwill	63

Total assets acquired	595

Current liabilities	172
Long-term debt	21
Other liabilities	136

Total liabilities assumed	329

Net assets acquired	$266

Of the $72 of acquired intangible assets, $19 was assigned to tradenames, $16 was assigned to technology and $37 was assigned to customer relationships. The acquired intangible assets have a weighted average useful life of approximately 18 years. The tradenames have a 30-year useful life, technology has a 13-year useful life and customer relationships have a 14-year weighted average useful life.

Of the $63 of goodwill, $42 was assigned to the Epoxy and Phenolic Resins segment and $21 was assigned to the Formaldehyde and Forest Products segment. No goodwill is expected to be deductible for tax purposes.

The Company plans several actions to enhance the profitability of Bakelite including completion of headcount reductions previously initiated by Bakelite. These actions include headcount reductions, primarily in Germany, Italy and Spain, and the closure of two facilities. The Company anticipates the headcount reductions and plant closures will be complete by 2007. Expenditures related to these actions will be substantially complete by 2009. The purchase price allocation includes a liability of $23 reflecting the estimated cost of the activities (principally related to headcount reductions). This liability at December 31, 2005 is $19, reflecting severance payments of $2 and a related foreign currency translation of $2.

2005 Acquisition of Resolution Performance and Resolution Specialty Minority Interests

Upon the Combinations, shares of Resolution Performance Inc., the former parent of Resolution Performance, and Resolution Specialty Inc. held by minority shareholders and management were exchanged for shares in Hexion LLC. The minority shareholders and management held ownership interests of 28.2% and 5% for Resolution Performance and Resolution Specialty, respectively, on a fully diluted basis. The acquisition of these ownership interests was accounted for under the purchase method of accounting and pushed-down to the respective acquired businesses.

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(In millions, except share and per share data)

The following table summarizes the step-up to fair value of the assets acquired and liabilities assumed at the date of acquisition based upon the percentage ownership acquired from the minority shareholders. Fair values are based upon preliminary third party appraisals and internal studies and are subject to final adjustments.

Incremental fair value at May 31, 2005
Current assets	$9
Property, plant and equipment	26
Intangible assets	20
Goodwill	56
Other assets	11

Total asset step-up	122

Current liabilities	3
Long-term debt	8
Other liabilities	21

Total liability step-up	32

Net assets stepped-up	$90

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

Of the $20 of acquired intangible assets, approximately $17 was assigned to patents and $3 was assigned to tradenames. The acquired intangible assets have a weighted average useful life of 17 years.

Of the $56 of goodwill, $7 was assigned to the Coatings & Inks segment, and $49 was assigned to the Epoxy and Phenolic Resins segment. No goodwill is expected to be deductible for tax purposes.

The following unaudited pro forma financial information combines the consolidated results of operations as if the Bakelite Acquisition and the combination of Resolution Performance, Resolution Specialty Inc. and Borden Chemical had occurred as of the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributable to the acquisitions. The pro forma adjustments reflected in the tables below include amortization of intangibles, depreciation adjustments due to the write-up of property, plant and equipment to estimated fair market value, and interest expense on the acquisition debt for the Bakelite Acquisition and related income tax effects.

	2005	2004
Net sales	$4,717	$4,105
Loss from continuing operations	(86)	(357)
Net loss	(95)	(357)

Basic and Diluted Share Data
Loss from continuing operations	$(1.04)	$(4.32)
Net loss	(1.15)	(4.32)

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(In millions, except share and per share data)

The following are included in the pro forma Loss from continuing operations:

	2005	2004
Payment to Apollo to cancel fee agreements	$11	$—
Cost of sales related to inventory sold that was stepped-up at the acquisition date	16	9

	$27	$9

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

In 1996 and 1997, the Company sold its Dairy and Foods businesses. Both disposals were accounted for as discontinued operations in those years. In 2005, the Company received $6 as settlement from a class action suit related to raw material purchases by the divested businesses between July 21, 1991 and June 30, 1995. As the settlement directly related to the previously divested businesses, the Company has included the settlement proceeds in Loss from discontinued operations in its Financial Statements.

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

5. Related Party Transactions

Administrative Service, Management and Consulting Arrangements

In connection with their respective acquisitions by Apollo, Resolution Performance, Resolution Specialty and Borden Chemical entered into certain management, consulting and transaction fee agreements with Apollo and its affiliates for the provision of certain structuring and advisory services. These agreements allowed Apollo and its affiliates to provide certain advisory services to the companies for terms up to ten years. The companies also agreed to indemnify Apollo and its affiliates and their directors, officers and representatives for potential

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(In millions, except share and per share data)

losses relating to the services contemplated under these agreements. In addition, upon the closing of the Resolution Specialty and Borden Chemical transactions in the third quarter of 2004, the Company paid $12 for transaction and advisory services, and reimbursed expenses of $1. Prior to the Combinations, on May 31, 2005, Resolution Performance and Resolution Specialty terminated their agreements with Apollo, thereby releasing any and all obligations and liabilities by all parties under the respective agreements. In consideration of the terminations, Resolution Performance and Resolution Specialty paid Apollo $4 and $7, respectively. These amounts are included within Transaction related costs in the Company’s Consolidated Statements of Operations.

At the time of the Combinations, the Company entered into a seven-year, amended and restated version of the former Borden Chemical management consulting agreement with Apollo (the “Amended Management Consulting Agreement”). The terms of the Amended Management Consulting Agreement currently provide for annual fees of approximately $3 and provide for a lump-sum settlement equal to the net present value of the remaining annual management fees payable under the remaining term of the agreement in connection with a sale of the Company or an IPO.

Pursuant to the agreements in effect during the years ended December 31, 2005, 2004 and 2003, the Company paid fees of $4, $2 and $0, respectively. The 2003 management fee of less than $1 was paid in 2005. These amounts are included within Other operating expense in the Company’s Consolidated Statements of Operations. There were no amounts payable to Apollo at December 31, 2005 or 2004.

In connection with the Bakelite Acquisition, in exchange for deal structuring and negotiating provided by Apollo, the Company made payments to Apollo in the amount of $4. These amounts are considered direct costs of the acquisition and have been capitalized as part of the purchase.

Other Transactions and Arrangements

The Company sells finished goods to an unconsolidated joint venture of the Company and certain Apollo affiliates. These sales totaled $25, $11 and $15 for the years ended December 31, 2005, 2004 and 2003, respectively. Accounts receivable from these affiliates were $2 and $1 at December 31, 2005 and 2004, respectively. The Company also purchases raw materials and services from certain Apollo affiliates. These purchases totaled $12, $12 and $5 for the years ended December 31, 2005, 2004 and 2003. The Company had accounts payable to Apollo affiliates of less than $1 at December 31, 2005 and 2004 related to these purchases.

Upon closing the Borden Transaction, in 2004 Borden Chemical paid transaction-related costs of $9 on behalf of BHI Investment LLC, $22 on behalf of BW Holdings, LLC and shared deal incentive costs of $14. These amounts are included within Transaction related costs.

Financing and Investing Arrangements

In November 2000, Resolution Performance provided loans to certain officers of Resolution Performance totaling $1 to purchase stock of Resolution Performance, Inc.

6. Goodwill and Intangible Assets

At December 31, 2005 and 2004, the Company’s management performed the annual goodwill impairment test. As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company identified the assets (including goodwill) and liabilities of the reporting units. The

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(In millions, except share and per share data)

Company determined estimated fair values of the reporting units to assess whether the estimated fair value of each reporting unit was less than the carrying amount of the units net assets.

Fair values were determined using a standard methodology based upon comparing certain operating metrics of the entity to those of a set of comparable companies in the same industry. Using this method, market multiples and ratios based on operating, financial and stock market performance are compared across different companies and to the entity being valued. The Company employed a comparable analysis technique commonly used in the investment banking and private equity industries to estimate the values of its reporting units based on the EBITDA (earnings before interest, taxes, depreciation and amortization) multiple technique. Under this technique, estimated values are the result of an EBITDA multiple derived from this process applied to an appropriate historical EBITDA amount. At December 31, 2005 and 2004, the fair value of each reporting unit exceeded the carrying amount of assets and liabilities assigned to the units.

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2005 and 2004 are as follows:

	Epoxy and Phenolic Resins	Formaldehyde and Forest Products	Performance Products	Coatings and Inks	Total
Goodwill balance at December 31, 2003	$—	$—	$—	$—	$—
Acquisitions	4	23	23	—	50
Foreign currency translation	—	—	1	—	1

Goodwill balance at December 31, 2004	$4	$23	$24	$—	$51
Acquisitions	95	21	—	7	123
Foreign currency translation	(4)	(1)	—	—	(5)

Goodwill balance at December 31, 2005	$95	$43	$24	$7	$169

The Company’s intangible assets with identifiable useful lives consist of the following:

	At December 31, 2005			At December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets:
Formulae and technology	$114	$27	$87	$82	$20	$62
Customer lists and contracts	55	12	43	20	7	13
Other	33	2	31	2	1	1

	$202	$41	$161	$104	$28	$76

The Company has $15 and $12 of tradenames at December 31, 2005 and 2004, respectively, with indefinite lives. The impact of foreign currency translation is included in accumulated amortization.

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(In millions, except share and per share data)

Total intangible amortization expense for the years ended December 31, 2005, 2004 and 2003 was $12, $5 and $4, respectively.

Estimated annual intangible amortization expense for 2006 through 2010 is as follows:

2006	$13
2007	12
2008	12
2009	11
2010	9

7. Financial Instruments

The following tables present the carrying or notional amounts and fair values of the Company’s financial instruments at December 31, 2005 and 2004. The fair value of a financial instrument is the estimated amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair values are determined from quoted market prices, where available, or based on other similar financial instruments.

The following table includes the carrying amount and fair value of the Company’s nonderivative financial instruments as of December 31, 2005 and 2004:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt	$2,354	$2,319	$1,850	$1,900

The carrying amounts of cash and equivalents, accounts receivable, accounts payable and other accruals are considered reasonable estimates of their fair values.

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(In millions, except share and per share data)

The following table summarizes the Company’s derivative financial instruments as of December 31, 2005 and 2004:

	2005				2004
	Average Days To Maturity	Average Contract Rate	Notional Amount	Fair Value Gain (Loss)	Average Days to Maturity	Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
Currency to sell for Euros
U.S. Dollars (1)	27	1.1890	45	—	—	—	—	—
U.S. Dollars (1)	990	1.2038	289	5	—	—	—	—
British Pound (1)	90	0.6987	41	(1)	—	—	—	—
U.S. Dollars (1)	60	1.2122	3	—	—	—	—	—
U.S. Dollars (2)	122	1.2031	24	—	—	—	—	—
U.S. Dollars (2)	—	—	—	—	90	1.3430	235	2
Currency to sell For U.S. Dollars
Canadian Dollars (3)	—	—	—	—	183	1.3200	36	—
Canadian Dollars (4)	—	—	—	—	183	1.2300	36	(2)
Currency to sell For CDN Dollars
British Pound (1)	—	—	—	—	31	2.3255	42	1
Commodity Future Contracts
Natural gas futures	—	—	3	1	—	—	3	—

(1)	Forward contracts
(2)	Deal contingent forward contracts (for pending or completed acquisitions)
(3)	Put options purchased
(4)	Call options sold

At December 31, 2005, the Company had derivative losses of $1 classified as Other current liabilities and derivative gains of $5 classified as Other assets. At December 31, 2004, the Company had derivative losses of $2 classified as Other current liabilities and derivative gains of $3 classified as Other assets. Gains and losses are recognized on a quarterly basis, through the Consolidated Statements of Operations. The Company does not hold or issue derivative financial instruments for trading purposes.

Foreign Exchange and Interest Rate Swaps

International operations account for a significant portion of the Company’s revenue and operating income. It is the policy of the Company to reduce foreign currency cash flow exposure due to exchange rate fluctuations by hedging anticipated and firmly committed transactions when economically feasible. The Company enters into forward and option contracts to buy and sell foreign currencies to reduce foreign exchange exposure and protect the U.S. dollar value of such transactions to the extent of the amount under contract. These contracts are designed to minimize the impact from foreign currency exchange on operating income and on certain balance sheet exposures. The Company is exposed to credit loss in the event of non-performance by other parties to the contract. The Company evaluates the credit worthiness of the counterparties’ financial condition and does not expect default by the counterparties.

The Company periodically uses interest rate swaps to alter interest rate exposures between fixed and floating rates on certain long-term debt. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount.

Effective October 11, 2005, the Company entered into a $289 cross-currency and interest rate swap agreement structured for a non-U.S. subsidiary’s $290 U.S. dollar denominated term loan. The swap is a three-year agreement designed to offset balance sheet and interest rate exposures and cash flow variability associated with the exchange rate

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(In millions, except share and per share data)

fluctuations on the term loan. The Euro to U.S. dollar exchange rate under the swap agreement is 1.2038. The Company pays a variable rate equal to the Euro LIBOR plus 271 basis points. The Company receives a variable rate equal to the U.S. Dollar LIBOR plus 250 basis points. The amount the Company receives under this agreement is equal to the non-U.S. subsidiary’s interest rate on its $290 term loan. The net impact of interest rate swaps was a decrease in the Company’s interest expense of $1 in 2005. In 2005, the Company paid a weighted average interest rate of 4.89% and received a weighted average interest rate of 6.61% related to the $289 cross-currency and interest rate swap agreement.

Deal Contingent Forwards

On December 6, 2005, the Company entered into a foreign currency forward position of $24 to purchase Euros with U.S. dollars at a rate of 1.2031. The contract is contingent upon the close of a potential acquisition and has a target settlement date of May 2, 2006. The purpose of the hedge is to mitigate the risk of foreign currency exposure related to the pending transaction.

On December 14, 2004, the Company entered into a foreign currency forward position of $235 to purchase Euros with U.S. Dollars at a rate of 1.3430. The contract was contingent upon the close of the Bakelite share purchase agreement (see Note 3) and had an initial target settlement date of March 31, 2005 and provided for an extension and adjustments through July 6, 2005. The purpose of the hedge was to mitigate the risk of foreign currency exposure related to the pending transaction. At December 31, 2004, the Company recorded a gain of $2 related to its deal contingent forward contract. This amount is included as Other non-operating income in the 2004 Consolidated Statement of Operations. Upon the acquisition of Bakelite on April 29, 2005, the Company recognized a loss of $9 on the settlement of the deal contingent forward contract.

Commodity Future Contracts

The Company is exposed to price fluctuations associated with raw materials purchases, most significantly with methanol, phenol, urea, acetone, propylene and chlorine. For these commodity raw materials, the Company has purchase contracts, with periodic price adjustment provisions. For certain contracts, the Company also adds to customer contracts selling price provisions that are indexed to publicly available indices for these commodity raw materials. The Board of Directors approves all commodity futures and commodity commitments based on delegations of authority documents.

The Company hedges a portion of its natural gas purchases for certain of its North American plants. The Company used futures contracts to hedge 66% and 46% of its 2005 and 2004 natural gas usage at these plants, respectively. The contracts are settled for cash each month based on the closing market price on the last day the contract trades on the New York Mercantile Exchange. Commitments settled under these contracts totaled $5 and $2 in 2005 and 2004, respectively. The Company recorded net gains relating to these commitments of $2 and less than $1 in 2005 and 2004, respectively, which are recognized each month as the gas is used. Remaining obligations are marked to market on a quarterly basis. The Company had future commitments under these contracts of $3 at December 31, 2005 and 2004, and recorded an unrealized gain of $1 at December 31, 2005 related to future commitments.

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(In millions, except share and per share data)

8. Debt and Lease Obligations

Debt outstanding at December 31, 2005 and 2004 is as follows:

	December 31, 2005		December 31, 2004
	Long-Term	Due Within One Year	Long-Term	Due Within One Year
Revolving Credit Facilities at an average rate of 6.4% at December 31, 2004	$—	$—	$28	$—
Senior Secured Notes:
8% Senior secured notes due 2009 (includes $1 of unamortized debt premium at December 31, 2005 and $0 at December 31, 2004) (a)	141	—	140	—
9.5% Senior second secured notes due 2010 (includes $2 of unamortized debt premium at December 31, 2005 and $1 at December 31, 2004)(a)	202	—	201	—
9% Second-priority senior secured notes due 2014	325	—	325	—
Floating rate second-priority senior secured notes due 2010 at 9.8% and 6.8% at December 31, 2005 and 2004, respectively (includes $2 of unamortized debt discount at December 31, 2005 and $0 at December 31, 2004)	298	—	150	—
Credit Agreement: term loans due 2010 at 6.2% and 5.1% at December 31, 2005 and 2004, respectively	493	5	123	2
Debentures:
9.2% debentures due 2021	115	—	115	—
7.875% debentures 2023	247	—	247	—
Sinking fund debentures: 8.375% due 2016	78	—	78	—
13.5% Senior subordinated notes due 2010 (includes $8 of unamortized debt premium at December 31, 2005 and $4 at December 31, 2004) (a)	336	—	332	—
Seller senior subordinated notes due 2011 (at 7.6% at December 31, 2004)	—	—	50	—
Other:
Industrial Revenue Bonds due 2009 (at a fixed rate of 10% in 2005 and 2004)	34	—	34	—
Other (at 4.8% and 4.1% at December 31, 2005 and 2004, respectively)	23	8	7	5
Capital Leases	11	1	4	—

Total current maturities of long-term debt		14		7
Short-term debt (primarily foreign bank loans at an average rate of 6.3% and 8.4% at December 31, 2005 and 2004, respectively)	—	37	—	9

Total debt	$2,303	$51	$1,834	$16

(a)	December 31, 2005 balance includes purchase accounting adjustments as a result of the acquisition of minority interests. These adjustments have been reflected as unamortized debt premiums. (See Note 3)

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(In millions, except share and per share data)

At December 31, 2005 and 2004, the Company was in compliance with the material covenants and restrictions in all of the Company’s credit facilities and indentures.

Senior Secured Notes

	Origination Date	Interest Payable	Early Redemption	Collateral / Priority
8% Senior secured notes due 2009	December 2003	December 15 June 15	December 2006	Hexion—Inventory, accounts receivable and certain stock, equal to all senior debt, second to credit facility

9.5% Senior second secured notes due 2010	April 2003	April 15 October 15	April 2006	Hexion—Inventory, accounts receivable and certain stock, equal to all senior debt, second to credit facility and 8% notes

9% Second-priority senior secured notes due 2014	August 2004	January 15 July 15	July 2007 (b)	Hexion—Inventory, accounts receivable and certain stock, equal to all senior debt, second to credit facility

Floating Rate second-priority senior secured notes due 2010—at 10% and 6.8% at December 31, 2005 and 2004, respectively (a)	August 2004 and May 2005	January 15 April 15 July 15 October 15	July 2006 (b)	Hexion—Inventory, accounts receivable and certain stock, second to credit facility and 8% Senior secured notes

Credit Agreement: term notes due 2010—at 6.2% and 5.1% at December 31, 2005 and 2004, respectively (c)	May 2005	At least Every 90 days	(d)	Substantially all the assets of Hexion, subject to certain exceptions

(a)	Interest on the Floating Rate Notes accrues at an annual rate, reset quarterly, equal to LIBOR plus 550 basis points. There is no sinking fund for the Floating Rate Notes.
(b)	Redemption of 35% with equity offering proceeds. Redemption of 100% permitted in July 2009.
(c)	Interest on the term and revolving loan facilities is LIBOR plus 2.5% or the higher of prime rate plus 1% or the Federal Funds Rate plus 1.5%. Loans made in Canadian dollars will carry interest at the Canadian Bankers’ Acceptance rate plus 2.5% or the higher of prime rate plus 1% or average banker’s acceptance rate plus 1.5%. Loans made in sterling will carry interest at LIBOR plus 2.5% or the rate quoted by JPMorgan Chase Bank, N.A. (“JPMCB”) as its base rate for such loans plus 1%. Loans denominated in euros will carry interest at EURO LIBOR plus 2.5% or the rate quoted by JPMCB as its base rate for such loans plus 1%. Interest rates are subject to reduction based on an improved leverage ratio.
(d)	Repayment of 1% of the term loan per annum must be made quarterly with the balance payable upon the final maturity date. Additional payments required beginning in the second quarter of 2007 if the Company generates excess cash flow, as defined in the agreement.

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(In millions, except share and per share data)

In May 2005, the Company entered into a new senior secured credit facility (“Hexion Credit Facility”) and replaced and repaid the Resolution Performance and Resolution Specialty credit facilities, including the Resolution Performance $150 revolving credit facility entered into on January 24, 2005, $100 of the Bakelite bridge loan facility (See Note 3) and the Seller senior subordinated notes. The Hexion Credit Facility has a $225 revolving credit facility, a $500 term loan facility and a $50 synthetic letter of credit facility (“LOC”). Repayment of 1% total per annum of the term loan and synthetic LOCs must be made (in the case of the term loan facility, quarterly, and in the case of the synthetic LOC, annually) with the balance payable upon the final maturity date. Further, we may be required to make additional repayments on the term loan beginning in the second quarter of 2007 if we generate excess cash flow, as defined in the agreement.

On May 31, 2005, the Company issued $500 term loans under the Hexion Credit Facility of which approximately $300 of the proceeds were used to repay existing debt including borrowings under the Resolution Performance $150 revolving credit facility entered into January 24, 2005, $125 term note under the Resolution Specialty facility, $100 of the Bakelite bridge loan facility (See Note 3) and the Seller senior subordinated notes. The remainder was used to pay a dividend to the Company’s parent and transaction expenses. The Company incurred financing costs of $18 related to the Hexion Credit Facility. These costs are included within Other assets on the Financial Statements and will be amortized over the life of the related debt.

The Hexion Credit Facility has commitment fees (other than with respect to the synthetic LOC facility) equal to 0.5% per annum of the unused line fee plus a fronting fee of 0.25% of the aggregate face amount of outstanding LOCs. The synthetic LOC facility has a commitment fee of 0.1% per annum. At December 31, 2005, we had no outstanding borrowings under the revolving credit facility and $54 outstanding LOCs and had additional borrowing capacity of $221.

Certain senior secured notes and the Hexion Credit Facility contain, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures, and the maintenance of certain financial ratios. Payment of borrowings under the senior secured notes and the Hexion Credit Facility may be accelerated in the event of a default. Events of default include the failure to pay principal and interest when due, a material breach of representation or warranty, covenant defaults, events of bankruptcy and a change of control.

In the second quarter of 2005, the Company incurred a charge for the write-off of deferred financing costs totaling $17. Of this amount, $6 was related to the Bakelite Acquisition bridge loan facility, which was entered into and repaid during the quarter, and $11 was related to the early termination of the Resolution Performance, Resolution Specialty and Borden Chemical credit facilities. The $17 expense is included in Write-off of deferred financing fees on the Consolidated Statements of Operations.

For the year ended December 31, 2005, the Company incurred an unrealized loss of $10, related to a foreign subsidiary’s $290 U.S. dollar denominated term loan. The loss is included as Other non-operating expense on the Consolidated Statement of Operations. On October 11, 2005, the Company entered into a three-year swap agreement to offset balance sheet and interest rate exposures and cash flow variability associated with exchange rate fluctuations on the term loan.

In May 2005, the Company issued $150 Second-Priority Senior Secured Floating Rate Notes due 2010. The proceeds from the notes were used to repay in part the bridge loan facility used to finance the Bakelite Acquisition (See Note 3). The Company incurred financing costs of $4 related to the issuance of the Senior Secured Notes. These costs are included within Other assets on the Consolidated Balance Sheet and will be amortized over the life of the notes.

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(In millions, except share and per share data)

Debentures

	Origination Date	Interest Payable	Early Redemption
9.2% debentures due 2021	March 1991	March 15 September 15	None

7.875% debentures due 2023	May 1993	February 15 August 15	None

8.375% Sinking fund debentures	April 1986	April 15 October 15	April 2006

13.5% Senior subordinated notes due 2010	2000	May 15 November 15	November 2005

Other Borrowings

The $34 Parish of Ascension Industrial Revenue Bonds (IRBs) are related to the purchase, construction and installation of air and water pollution control facilities that are no longer owned by us. The tax-exempt status of the IRBs is based upon there being no change in the use of the facilities, as defined by the Internal Revenue Code. We continue to monitor the use of the facilities by the current owner. If a change in use were to occur, we could be required to take remedial action, including redeeming all of the bonds.

In addition, the Company finances certain insurance premiums. Short-term borrowings under this arrangement include $9 and $6 at December 31, 2005 and 2004, respectively.

The Company’s capital leases are included in debt on the Consolidated Balance Sheets and range from one to forty-nine year terms for vehicle, equipment, pipeline, land and buildings.

Aggregate maturities of total debt, minimum annual rentals under operating leases, and minimum payments under capital leases at December 31, 2005, for the Company are as follows:

Year	Debt	Minimum Payments Under Capital Leases	Minimum Rentals Under Operating Leases
2006	$50	$1	$26
2007	14	1	23
2008	18	—	19
2009	181	—	14
2010	842	3	11
2011 and beyond	1,237	7	13

	$2,342	$12	$106

Rental expense amounted to $27, $15 and $10 in the years ended December 31, 2005, 2004 and 2003, respectively.

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(In millions, except share and per share data)

9. Guarantees, Indemnifications and Warranties

Standard Guarantees / Indemnifications

In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for, among other things, breaches of representations and warranties. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases and sales of assets or businesses, (ii) leases of real property, (iii) licenses of intellectual property, (iv) long-term supply agreements, (v) employee benefits services agreements and (vi) agreements with public authorities on subsidies for designated research and development projects. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords or lessors in lease contracts, (iii) licensors or licensees in license agreements, (iv) vendors or customers in long-term supply agreements, (v) service providers in employee benefits services agreements and (vi) governments or agencies subsidizing research or development. In addition, the Company guarantees certain payables of its subsidiaries for the purchase of raw materials in the ordinary course of business.

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

Indemnities related to the pre-closing operations of sold assets normally do not represent additional liabilities to the Company, but simply serve to protect the buyer from potential liability associated with the Company’s existing obligations at the time of sale. As with any liability, the Company has accrued for those pre-closing obligations that are considered probable and reasonably estimable. Amounts recorded are not significant at December 31, 2005.

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

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(In millions, except share and per share data)

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

Accruals for environmental matters are recorded following the guidelines of Statement of Position 96-1, “Environmental Remediation Liabilities,” when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Environmental accruals are reviewed on a quarterly basis and as events and developments warrant.

The Company has recorded liabilities, relating to 69 locations (63 at December 31, 2004), of approximately $39 and $41 at December 31, 2005 and 2004, respectively, for all probable environmental remediation, indemnification and restoration liabilities. These amounts include estimates of unasserted claims the Company believes are probable of loss and reasonably estimable. Based on the factors discussed below and currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $27 to $79, in the aggregate, at December 31, 2005. This estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based, and in order to establish the upper end of such range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates.

Following is a more detailed discussion of the Company’s environmental liabilities and related assumptions at December 31, 2005:

BCP Geismar Site—The Company formerly owned a basic chemicals and polyvinyl chloride business which was taken public as Borden Chemicals and Plastics Operating Limited Partnership (“BCPOLP”) in 1987. Borden Chemical retained a 1% interest and the general partner interest, which were held by its subsidiary, BCP Management (“BCPM”). Borden Chemical also retained the liability for certain environmental matters after BCPOLP’s formation. Under a Settlement Agreement approved by the United States Bankruptcy Court for the District of Delaware among Borden Chemical, BCPOLP, BCPM, the United States Environmental Protection Agency and the Louisiana Department of Environmental Quality, Borden Chemical agreed to perform certain of BCPOLP’s obligations with respect to environmental conditions at BCPOLP’s Geismar, Louisiana site. These obligations are related to soil and groundwater contamination at the Geismar site. The Company bears the sole responsibility for these obligations, as there are no other potentially responsible parties (“PRPs”) or third parties from which the Company can seek reimbursement, and no additional insurance recoveries are expected.

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

The Company has recorded a liability of $20 and $21 at December 31, 2005 and 2004, respectively, related to the BCP Geismar site. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with this site may fall within a range of $14 to $32, depending upon the factors discussed above. Due to the long-term nature of the project, the reliability of timing and the ability to estimate remediation payments, this liability was recorded at its net present value, assuming a 3% discount rate and a time period of thirty years, and the range of possible outcomes is discounted similarly. The undiscounted liability is approximately $30 over thirty years with payments of $7 to be paid ratably between 2006 and 2010.

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(In millions, except share and per share data)

Superfund Sites / Offsite Landfills—The Company is currently involved in environmental remediation activities at 29 sites (26 at December 31, 2004) in which it has been notified that it is, or may be, a PRP under the United States Comprehensive Environmental Response, Compensation and Liability Act or similar state “superfund” laws. The Company has recorded a liability of approximately $9 and $8 at December 31, 2005 and 2004, respectively, related to these sites. The Company anticipates approximately 60% of this liability will be paid within the next five years, with the remaining payments occurring over the next twenty-five years. The Company generally does not bear a significant level of responsibility for these sites, and therefore, has little control over the costs and timing of cash flows. At 17 of the 29 sites, the Company’s share is less than 1%. At the remaining 12 sites, the Company has a share of up to 8.8% of the total liability which accounts for $7 of the total amount reserved for superfund / offsite landfill sites at December 31, 2005 and 2004. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may be as low as $6 or as high as $19, in the aggregate. In estimating both its current reserves for environmental remediation at these sites and the possible range of additional costs, the Company has not assumed that it will bear the entire cost of remediation of every site to the exclusion of other known PRPs who may be jointly and severally liable. The Company has limited information to assess the viability of other PRPs and their probable contribution on a per site basis. The range of possible outcomes also takes into account the maturity of each project, which results in a more narrow range as the project progresses. The Company’s ultimate liability will depend on many factors including its volumetric share of waste, the financial viability of other PRPs, the remediation methods and technology used, the amount of time necessary to accomplish remediation, and the availability of insurance coverage. The Company’s insurance provides very limited, if any, coverage for these environmental matters.

Sites Under Current Ownership—The Company is conducting environmental remediation at 14 locations (15 at December 31, 2004) currently owned by the Company, of which 2 sites are no longer operating. There are no other parties responsible for remediation at these sites. Much of the remediation is being performed by the Company on a voluntary basis; therefore, the Company has greater control over the costs to be incurred and the timing of cash flows. The Company has accrued approximately $6 and $8 at December 31, 2005 and 2004, respectively, for remediation and restoration liabilities at these locations. The Company anticipates approximately $4 of these liabilities will be paid within the next three years, with the remaining amounts being paid over the next ten years. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $4 to $12, in the aggregate. The factors influencing the ultimate outcome include the methods of remediation to be elected, the conclusions and assessment of site studies remaining to be completed and the time period required to complete the work.

Other Sites—The Company is conducting environmental remediation at 10 locations (9 at December 31, 2004) formerly owned by Borden Chemical. The Company has accrued approximately $3 at December 31, 2005 and 2004 for remediation and restoration liabilities at these locations. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $2 to $14, in the aggregate. The primary drivers in determining the final costs to the Company on these matters are the method of remediation selected and the level of participation of third parties.

In addition, the Company is responsible for 14 sites (11 at December 31, 2004) that require monitoring where no additional remediation is expected and has also established accruals for other related costs, such as fines and penalties. The Company has accrued approximately $1 at December 31, 2005 and 2004 related to these sites. Based on currently available information and analysis, the Company believes that it is reasonably possible

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(In millions, except share and per share data)

that costs associated with such sites may fall within a range of $1 to $2, in the aggregate. Payment of these liabilities is anticipated to occur over the next ten years. The ultimate cost to the Company will be influenced by any variations in projected monitoring periods or by findings that are better or worse than anticipated findings.

Borden Chemical formerly operated the Smith Douglass fertilizer business, which included a phosphate processing operation in Manatee County, Florida and an animal food processing operation in Hillsborough County, Florida. Both operations were sold in 1980. The EPA sent the Company and another former owner of the Manatee County facility a request for $0.1 relating to oversight costs incurred when the site was abandoned by its current owner. The Company is disputing the charge. The Company is aware that state and federal environmental agencies have taken measures to prevent the off-site release of water from rainfall that accumulated in the drainage ditches and lagoons surrounding the gypsum piles located on this site. The Company is aware that the current owner of the Hillsborough County site ceased operations in March 2004 and is working with governmental agencies to effect closure of that site. At this time, the Company has received an information request from the EPA but has not received any demands from any governmental agencies or others regarding the closure and environmental cleanup at this site, which the Company believes is the responsibility of the current owner. While it is reasonably possible some costs could be incurred related to these sites, the Company has inadequate information to enable it to estimate a potential range of liability, if any.

As a result of the Bakelite Acquisition, the Company acquired a site in Duisburg, Germany with significant soil and groundwater contamination beneath a facility that is shared with Rütgers Chemicals AG (“Rütgers”). Rütgers is in discussions with the local authorities concerning a proposed remediation plan; however, the scope and extent of that plan and the costs of its possible implementation are not yet reasonably estimable. Rütgers has contractually agreed to provide indemnifications to the Company with respect to this matter until 2025, subject to certain exceptions and limitations. Management believes that it is unlikely that the Company will have to take extensive actions for remediation. While it is reasonably possible some costs could be incurred related to this site, the Company has inadequate information to enable it to estimate a potential range of liability, if any.

For environmental conditions that existed at Resolution Performance related sites prior to November 2000, the Royal Dutch/Shell Group of Companies (“Shell”) generally will indemnify the Company for environmental damages associated with environmental conditions that occurred or existed before the recapitalization in November 2000, subject to certain limitations. There have been no claims against Resolution Performance since November 2000 relating to Resolution Performance environmental matters; therefore, the Company has no accruals at December 31, 2005 and 2004 relating to Resolution Performance environmental matters.

According to the terms of the Resolution Specialty Transaction, Eastman retained the liability and indemnified Resolution Specialty pre-existing unknown environmental conditions at facilities that were transferred to us, as well as the pre-existing known environmental condition at the Roebuck, South Carolina facility, subject to certain limitations.

Non-Environmental Legal Matters

The Company has reserved approximately $12 and $21 at December 31, 2005 and 2004, respectively, relating to all non-environmental legal matters for legal defense and settlement costs that it believes are probable and estimable at this time.

Following is a discussion of non-environmental legal proceedings that are not in the ordinary course of business:

Brazil Tax Claim—In 1992, the State of Sao Paulo Administrative Tax Bureau issued an assessment against our Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes, characterized by the Tax Bureau as intercompany sales. Since

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(In millions, except share and per share data)

that time, management and the Tax Bureau have held discussions and the subsidiary has filed an administrative appeal seeking cancellation of the assessment. The Administrative Court upheld the assessment in December 2001. In 2002, the subsidiary filed a second appeal with the highest-level Administrative Court, again seeking cancellation of the assessment. Argument was made to the court in September 2004; the Company is awaiting its ruling. At December 31, 2005, the amount of the assessment, including tax, penalties, monetary correction and interest, is 54 million Brazilian Reais, or approximately $23. The Company believes it has a strong defense against the assessment and will pursue the appeal vigorously, including appealing to the judicial level; however, there is no assurance that the assessment will not be upheld. At this time, the Company does not believe a loss is probable; therefore, only related legal fees have been accrued.

HAI Grand Jury Investigation—HAI received a grand jury subpoena dated November 5, 2003 from the U.S. Department of Justice Antitrust Division relating to a foundry resins Grand Jury investigation. HAI has provided documentation in response to the subpoena. As is frequently the case when such investigations are in progress, various antitrust lawsuits have been brought against the Company alleging that we and HAI, along with various other entities, engaged in a price fixing conspiracy. In the fourth quarter of 2005, the grand jury completed its inquiry, and the Company and HAI were notified by the U.S. Department of Justice that no indictments would be issued and the investigation had been closed.

CTA Acoustics—From the third quarter 2003 to the first quarter 2004, six lawsuits were filed against Borden Chemical and others in the 27th Judicial District, Laurel County Circuit Court, in Kentucky, arising from an explosion at a customer’s plant where seven plant workers were killed and other workers were injured. The lawsuits primarily seek recovery for wrongful death, emotional and personal injury, loss of consortium, property damage and indemnity. The litigation also includes claims by the Company’s customer against its insurer and the Company for property damage. On October 20, 2005, a settlement was reached with representatives of the seven deceased plant workers and twelve seriously injured workers. The Company’s share of the settlement amount is covered by insurance. The property damage claim and suits by workers for emotional distress and minor injuries remain to be resolved. The Company previously accrued and has spent $5, the amount of its insurance deductible, relating to these actions and has insurance coverage expected to address any additional payments and legal fees.

Other Legal Matters—The Company is involved in various product liability, commercial and employment litigation, personal injury, property damage and other legal proceedings which are considered to be in the ordinary course of business. There has been increased publicity about asbestos liabilities faced by manufacturing companies. In large part, as a result of the bankruptcies of many asbestos producers, plaintiffs’ attorneys are increasing their focus on peripheral defendants, including the Company, and asserting that even products that contained a small amount of asbestos caused injury. Plaintiffs are also focusing on alleged harm caused by other products the Company has made or used, including those containing silica and vinyl chloride monomer. The Company does not believe that it has a material exposure relating to these claims and believes it has adequate reserves and insurance to cover currently pending and foreseeable future claims.

The Company is named in a lawsuit filed in Hillsborough County, Florida Circuit Court, relating to an animal feed supplement processing site formerly operated by Borden Chemical and sold in 1980. The lawsuit is filed on behalf of multiple residents of Hillsborough County living near the site and allege various injuries related to exposure to toxic chemicals. At this time, the Company has inadequate information from which to estimate a potential range of liability, if any. A similar lawsuit brought on behalf of a class of plaintiffs was dismissed by the court in November 2005.

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(In millions, except share and per share data)

Other Commitments and Contingencies

The Company entered into contractual agreements with Shell and other third parties for the supply of site services, utilities, materials and facilities and for operation and maintenance services necessary to operate certain Resolution Performance facilities on a stand-alone basis. The duration of the contracts range from less than one year to 20 years, depending on the nature of services. Such contracts may be terminated by either party under certain conditions as provided for in the respective agreements; generally, 90 days notice is required for short-term contracts and three years notice is required for longer-term contracts (generally those contracts in excess of five years). Contractual pricing generally includes a fixed and variable component.

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

11. Redeemable Preferred Stock

In May 2005, Hexion Escrow Corp., a subsidiary of Hexion which merged into Hexion coincidental with the Combinations, offered 14 million shares of Redeemable Series A Floating Rate Preferred Stock, par value $0.01 per share, and a liquidation preference of $25 per share (the “Preferred Stock”). The Preferred Stock will accumulate cumulative preferential dividends from the issue date at an initial rate of LIBOR plus 8.0%, compounded semi-annually. The dividend rate increases 75 basis points every six months beginning November 15, 2005 until May 15, 2007, at which time the rate is LIBOR plus 11.0%. As of December 31, 2005, the dividend rate was 13.3%. Dividends will be paid by issuing additional shares of Preferred Stock through May 15, 2010. Thereafter, dividends will be required to be paid in cash. After November 15, 2005, the Company has the option to redeem all or a portion of the Preferred Stock at between 101% and 103% of the aggregate liquidation value plus accrued and unpaid dividends. On or after May 15, 2007, the Company may convert the Preferred Stock from a floating rate security to a fixed rate security, with dividends payable at an annual rate equal to 14.0%. On October 15, 2014, or upon a change in control of the Company, the Preferred Stock shareholders have the option to require the Company to repurchase all or a portion of the Preferred Stock. Because of this mandatory redemption clause, the Preferred Stock is considered a mezzanine financing and is recorded outside of Common Stock and Other Shareholder’s Deficit.

The Company expects to use a portion of the proceeds it receives from its proposed IPO (See Note 1) to redeem the Preferred Stock. In the event that the Preferred Stock is not redeemed by November 15, 2006, the initial purchasers of the Preferred Stock are entitled to receive a rollover fee of 1.5% of the aggregate initial liquidation preference of the Preferred Stock held on that date, which will result in a cash payment of up to $5. The net proceeds from the Preferred Stock issuance were $334, after deducting underwriting expenses and expenses of the offering of $16, and were used along with term loan debt borrowed under the Hexion Credit Facility to pay a dividend to its parent on May 31, 2005 (See Note 14). For presentation purposes, the issuance costs of $16 offset the carrying amount of the Preferred Stock. These costs are amortized using the effective interest method from the issue date through October 15, 2014. For accounting purposes, the Preferred Stock is considered increasing rate preferred stock issued at an implied premium. As such, the implied premium is being accreted using the effective interest method from the issue date through May 15, 2007, which is the commencement of the perpetual dividend. For the year ended December 31, 2005, the Company recognized accreted dividends, including accretion of the implied premium, of $30. During the fourth quarter of 2005 the Company issued 781,959 shares of preferred stock in payment of the first semi-annual dividend.

12. Pension and Retirement Savings Plans

The Company sponsors domestic and foreign non-contributory defined-benefit pension plans that cover most U.S. and Canadian employees, and foreign employees in certain countries. Depending on the plan, benefits

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(In millions, except share and per share data)

are based on eligible compensation and / or years of credited service. The benefits for certain hourly employees who are covered under collective bargaining agreements are calculated using a formula based on years of credited service multiplied by the fixed benefit multiplier amount established in the respective union contract.

Prior to the Combination, the measurement dates for the plans were December 31 for Resolution Performance plans and September 30 for Borden Chemical plans. Beginning in 2005, the Company has elected to make December 31 the measurement date for all pension obligations. This change in measurement date, which impacted the Borden Chemical plans, had an immaterial effect on the benefit obligation and expense recognized for 2005.

Following is a rollforward of the projected benefit obligation and assets for the Company’s defined benefit plans for the year’s ended December 31, 2005 and 2004.

	2005	2004
Change in Benefit Obligation
Benefit obligation at beginning of year	$394	$370

Service cost	13	9
Interest cost	24	20
Actuarial losses	42	21
Foreign currency exchange rate changes	(26)	9
Benefits paid	(29)	(35)
Acquisitions / divestitures	114	—
Plan amendments	12	—

	544	394

Change in Plan Assets
Fair value of plan assets at beginning of year	300	292
Actual return on plan assets	31	25
Foreign currency exchange rate changes	(14)	8
Employer contribution	31	10
Benefits paid	(29)	(35)

Fair value of plan assets at end of year	319	300

Plan assets less than benefit obligation	(225)	(94)
Unrecognized net actuarial loss	167	156
Unrecognized prior service cost	9	(3)

Net amount recognized	$(49)	$59

Amounts recognized in the balance sheets, after reclassification of the prepaid pension asset to reflect a minimum pension liability adjustment for certain plans, consist of:

	2005	2004
Accrued benefit liability	$(204)	$(80)
Prepaid benefit cost	—	19
Intangible asset	12	1
Accumulated other comprehensive loss	143	119

Net amount recognized	$(49)	$59

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(In millions, except share and per share data)

The Company’s accrued benefit liability of $204 includes $37 recorded in Other current liabilities at December 31, 2005. At December 31, 2004, the Company’s accrued benefit liability of $80 included $7 recorded in Other current liabilities.

The Company’s acquisition of Bakelite in the second quarter of 2005 included two unfunded defined benefit plans in Germany, with a total projected benefit obligation of $114 at the date of acquisition.

Changes in statutory requirements for the Netherlands plan relating to indexation resulted in an actuarial loss during 2005. Also, in connection with the acquisition of minority interest owners of Resolution Performance and Resolution Specialty, the Resolution Performance pension plans were remeasured as of May 31, 2005. The accounting for this acquisition resulted in an increase to the net pension liability of approximately $7 due to the recognition of a portion of the previously unrecognized actuarial losses and prior service costs. The impact of these items on the Company’s pension expense was approximately $1.

The Company amended the Netherlands plan pursuant to changes in statutory requirements so that participants now can continue to accrue benefits up to age 65, versus age 60 prior to the amendment.

The foreign currency impact reflected in the rollforward relates to changes in the Euro versus the U.S. dollar.

The following summarizes defined benefit pension plans with an accumulated benefit obligation in excess of plan assets:

	2005	2004
Projected benefit obligation	$544	$292
Accumulated benefit obligation	382	283
Fair value of plan assets	319	207

At December 31, 2004, defined benefit plans with assets exceeding the accumulated benefit obligation had a projected benefit obligation of $102, an accumulated benefit obligation of $84 and fair value of plan assets of $93.

Following are the components of net pension expense recognized by the Company for the years ended December 31:

	2005	2004	2003
Service cost	$13	$7	$5
Interest cost on projected benefit obligation	24	11	5
Expected return on assets	(26)	(15)	(7)
Recognized actuarial loss	8	3	—

Net pension expense	$19	$6	$3

Determination of actuarial assumptions

The Company’s actuarial assumptions are determined separately for each plan, taking into account the demographics of the population, the target asset allocations for funded plans, the regional economic trends, statutory requirements and other factors that could impact the benefit obligation and assets of the plan.

The discount rate selected reflects the rate at which pension obligations could be effectively settled. When selecting a discount rate, the Company takes into consideration yields on government bonds and high-grade

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(In millions, except share and per share data)

corporate bonds, as well as annuity pricing information furnished by the Pension Benefit Guarantee Corporation (for U.S. plans) and insurance carriers in the specific countries (for foreign plans), for instruments with durations consistent with the duration of the liabilities being measured.

The rate of increase in future compensation levels is determined based on salary and wage trends in the chemical and other similar industries, as well as the Company’s specific compensation targets by country. Input is obtained from the Company’s internal Human Resources group, and outside actuaries. The rate includes components for both wage rate inflation, and merit increases.

The expected long-term rate of return on plan assets is determined based on the plan’s current and projected asset mix. In determining the expected overall long-term rate of return on assets, the Company takes into account the rates on long-term debt investments held within the portfolio, as well as expected trends in the equity markets, for plans including equity securities. Peer data and historical returns are reviewed, and the Company consults with its actuaries, as well as investment professionals, to confirm that the Company’s assumptions are reasonable.

The weighted average rates used to determine the benefit obligations for the Company were as follows:

	2005	2004
Discount rate	5.0%	5.4%
Rate of increase in future compensation levels	3.6%	4.1%

The weighted average rates used to determine net pension expense for the Company were as follows:

	2005	2004	2003
Discount rate	5.2%	5.7%	6.8%
Rate of increase in future compensation levels	3.7%	3.9%	4.1%
Expected long-term rate of return on plan assets	8.2%	8.2%	8.3%

Investment Policies and Strategies

The Company’s investment strategy for the assets of its North American defined benefit pension plans is to maximize the long-term return on plan assets using a mix of equities and fixed income investments and accepting a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and expected timing of future cash flow requirements. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value and small and large capitalization investments. Investment risk and performance is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset / liability studies.

The Company periodically reviews its target allocation of North American plan assets among various asset classes. The targeted allocations are based on anticipated asset performance, discussions with investment professionals, and on the projected timing of future benefit payments.

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(In millions, except share and per share data)

Following is a summary of weighted average allocations of plan assets for the Company’s North American plans by investment type at the 2005 and 2004 measurement dates, and weighted average target 2006 allocations:

	Actual		Target
	2005	2004	2006
North American pension assets
Equity securities	62%	63%	61%
Debt securities	34%	34%	39%
Cash, short-term investments and other	4%	3%	—%

	100%	100%	100%

The Company observes local regulations governing its European plans in determining asset allocations. Following is a summary of weighted average allocations of plan assets for the Company’s funded European plans by investment type at the 2005 and 2004 measurement dates, and weighted average target 2006 allocations:

	Actual		Target
	2005	2004	2006
European pension assets
Equity securities	—%	—%	10%
Debt securities	98%	97%	88%
Cash, short-term investments and other	2%	3%	2%

	100%	100%	100%

Projections of Plan Contributions and Benefit Payments

The Company expects to make contributions totaling $37 to its defined benefit plans in 2006.

Estimated future plan benefit payments as of December 31, 2005 are as follows:

2006	$34
2007	33
2008	33
2009	33
2010	32
2011 to 2015	160

In 2003 Borden Chemical was informed by the IRS that cash balance plans may be required to be amended because of recent ERISA rulings that found some cash balance plans to be discriminatory. The IRS indicated that the U.S. Plan should continue to operate as currently designed until new guidance is available. There is insufficient information to assess any potential impact on us of the ERISA ruling at this time.

Some U.S. employees not covered by the Company’s U.S. and foreign defined benefit pension plans are covered by collective bargaining agreements, which are generally effective for five years. Under Federal pension law, there would be continuing liability to these pension trusts if the Company ceased all or most participation in any such trust, and under certain other specified conditions.

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(In millions, except share and per share data)

Defined Contribution Plans

The Company sponsors defined contribution plans for its U.S. and Canadian employees. Full time employees are eligible to participate immediately. Employees may make pre-tax contributions ranging from 1% to 60% and after-tax contributions ranging from 1% to 10% of their pay subject to Internal Revenue Service limitations. The Company provides matching contributions of up to 6%. The Company has the option to make additional contributions based upon financial performance. Additionally, the Company provides benefits under various defined contribution plans to employees in certain international locations. Total charges to operations for matching contributions under these plans in 2005, 2004 and 2003 were $9, $4 and $1, respectively.

Non-Qualified and Profit-Sharing Plans

The company provides key executives with nonqualified benefit plans that provides participants with an opportunity to elect deferral of compensation and also provides retirement benefits in cases where executives cannot fully participate in the defined benefit or defined contribution plans because of plan and Internal Revenue Service limitations. Most of the Company’s non-qualified benefit plans are unfunded, however, certain participants may elect to defer up to 50% of base wages and 100% of bonus pay in a funded Rabbi trust. Depending on the plan, certain deferrals are matched by the Company based on years of service.

Certain of the Company’s employees also receive profit sharing contributions based on age and years of service. Contributions range from 1 to 15% on wages up to FICA limits and 2 to 20% on wages in excess of FICA limits. The Company’s contributions amounted to $1 in 2005 and less than $1 in 2004.

13. Non-Pension Postretirement Benefits

The Company provides other postretirement benefit plans to most North American employees and to employees in the Netherlands. These plans provide retirees and their dependents certain medical and (for the legacy Borden Chemical plan) life insurance benefits. All of the Company’s postretirement benefits are funded on a pay-as-you-go basis.

Certain Company participants who are not eligible for Medicare are generally provided with the same medical benefits as active employees, while those eligible for Medicare received a subsidy under the Plan. In 2004, the Company amended one of its retiree medical benefit plans to reduce subsidies provided to retirees eligible for Medicare effective January 1, 2005, and to eliminate these subsidies effective January 1, 2006, except in certain cases where contractual obligations exist. As a result of this amendment, the Company’s liability for postretirement medical benefits was reduced by $8 in 2004, which is reflected in prior service cost, and is being amortized over the remaining service life through 2013.

Canadian participants are provided with supplemental benefits to the respective provincial healthcare plan in Canada. The domestic postretirement medical benefits are contributory; the Canadian medical benefits are non-contributory. The domestic and Canadian postretirement life insurance benefits are non-contributory.

Prior to the Combination, the measurement dates for the plans were December 31 for Resolution Performance plans and September 30 for Borden Chemical plans. Beginning in 2005, the Company has elected to make December 31 the measurement date for all postretirement obligations. This change in measurement date, which impacted the Borden Chemical plans, had an immaterial effect on the benefit obligation and expense recognized for 2005.

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(In millions, except share and per share data)

The following represents amounts for the years ended December 31, 2005 and 2004.

	2005	2004
Change in Benefit Obligation
Benefit obligation at beginning of year	$25	$39
Service cost	1	—
Interest cost	1	3
Actuarial (gains)/losses	4	(4)
Plan amendments	—	(8)
Benefits paid	(5)	(5)

Benefit obligation at end of year	26	25
Unrecognized net actuarial gain	10	22
Unrecognized prior service benefit	76	88

Accrued postretirement obligation at end of year	$112	$135

Following are the components of net postretirement benefit recognized by the Company for:

	2005	2004	2003
Service cost	$1	$—	$—
Interest cost on projected benefit obligation	1	1	—
Amortization of prior service benefit	(12)	(4)	—
Recognized actuarial gain	(2)	(1)	(1)

Net postretirement benefit	$(12)	$(4)	$(1)

In connection with the acquisition of minority interest owners of Resolution Performance and Resolution Specialty, the Resolution Performance postretirement liabilities were remeasured as of May 31, 2005 and adjusted for the related purchase accounting. This resulted in an decrease to the liability of approximately $4 million due to the recognition of a portion of the previously unrecognized actuarial gains resulting from this adjustment. The impact of this adjustment on the Company’s postretirement expense was approximately $1.

The weighted average discount rates used to determine the benefit obligations for the Company were 5.7% for both periods presented.

The weighted average discount rates used to determine net postretirement (benefit) expense for the Company were 5.7%, 5.7% and 5.8% for the years ended December 31, 2005, 2004 and 2003, respectively.

Following are the weighted average assumed health care cost trend rates at December 31, 2005 and 2004:

	2005	2004
Health care cost trend rate assumed for next year	8.9%	7.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.8%	4.9%
Year that the rate reaches the ultimate trend rate	2014	2013

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(In millions, except share and per share data)

A one-percentage-point change in the assumed health care cost trend rates would have the following impact on the Company’s postretirement benefits:

	1% increase	1% decrease
Effect on total service cost and interest cost components	$—	$—
Effect on postretirement benefit obligation	2	(2)

Projected benefit payments under the Company’s postretirement plans as of December 31, 2005 are as follows:

2006	$2
2007	2
2008	2
2009	2
2010	2
2011 – 2015	8

Also included in the Consolidated Balance Sheets at December 31, 2005 and 2004 are other postemployment benefit obligations of $7 and $7, respectively.

14. Common Stock and Other Shareholder’s (Deficit) Equity

On September 19, 2005, the Board of Directors approved a 0.85268157-to-1 reverse stock split. The reverse stock split was effective September 19, 2005, and the par value of the common stock remained at $0.01 per share. All share and per share amounts have been retroactively adjusted for all periods presented to reflect the 0.85268157-to-1 reverse stock split.

As a result of the Combinations and subsequent reverse stock split, the Company’s capital structure consists of 82,629,906 shares outstanding. The Company’s capital structure has been retroactively consolidated for all periods presented. No new shares were issued as a result of the legal merger of Resolution Performance, Resolution Specialty and Borden Chemical.

In conjunction with the Combinations, Hexion declared a dividend to its parent of $550 and paid $517 on May 31, 2005. Approximately $6 of the unpaid amount was distributed in the third quarter of 2005, and the remainder is expected to be paid in the second quarter of 2007 and is classified in Other long-term liabilities. The dividend was funded through the proceeds from the issuance of preferred stock and from amounts borrowed under the Company’s credit facility.

At December 31, 2004, Borden Chemical held a note receivable in an aggregate principal amount of $405 and accrued interest of $156 from BHI Acquisition, which was accounted for as a reduction of equity. The note accrued interest at 12% per year, payable quarterly, and Borden Chemical accrued interest quarterly in paid-in capital. The notes were previously due from Borden Holdings, Inc., Borden Chemical’s parent prior to August 12, 2004. Historically, Borden Holdings, Inc. funded the payment of the interest on the note through common dividends received from Borden Chemical. Borden Chemical had not received a payment on the accrued interest, nor had Borden Chemical paid an associated dividend, since October 15, 2001. In connection with the Combinations, the note (including $176 of accrued interest to the date of the Combinations) was reclassified to Paid-in capital.

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(In millions, except share and per share data)

15. Stock Option Plans and Stock Based Compensation

Prior to the Combinations, Resolution Performance, Resolution Specialty and BHI Acquisition (now Hexion LLC) maintained five stock based compensation plans: the Resolution Performance 2000 Stock Option Plan (the “Resolution Performance Plan”), the Resolution Performance 2000 Non-Employee Directors Option Plan (the “Resolution Performance Director Plan”), the Resolution Performance Restricted Unit Plan (the “Resolution Performance Unit Plan”), the Resolution Specialty 2004 Stock Option Plan (the “Resolution Specialty Plan”) and the BHI Acquisition 2004 Stock Incentive Plan (the “2004 Incentive Plan”). In addition to these plans, the Company’s parent maintains a stock-based deferred compensation plan. The options granted under each of these plans were for the purchase of the common stock of the parent company of each of the respective companies; upon the Combinations, the stock options under the Resolution Performance Plan, the Resolution Performance Director Plan, the Resolution Performance Unit Plan and Resolution Specialty Plan were exchanged for equivalent options under the 2004 Incentive Plan based upon relative fair value. As such, none of these options are denominated in the Company’s stock as of the date of the Combinations. The Company does not intend to make future option grants from these plans subsequent to the Combinations, but plans to adopt a new plan from which future grants of options to purchase the Company’s stock will be made.

On September 20, 2005, a 0.464637297-to-1 reverse stock split of Hexion LLC common units was made effective. All common unit amounts relating to options issued by Hexion LLC to the Company’s employees and directors have been retroactively adjusted for all periods presented to reflect the 0.464637297-to-1 reverse stock split.

Resolution Performance Plan; Resolution Performance Director Plan

Resolution Performance Inc. adopted stock option plans pursuant to which options with respect to a total of 727,134 shares on a post-combination and reverse split basis are available for grant. The right to grant options under the plans will expire in 2010. Options granted under the plans are or will be either nonqualified or incentive stock options. One third of the options vest ratably over a five year period, while the remaining (the “Resolution Performance Options”) vest after the eighth anniversary of the grant date. The Resolution Performance Options provided for accelerated vesting upon the sale of Resolution Performance Inc. and achievement of certain financial targets. Options are granted at the fair market value on the date of the grant and expire eight years from the grant date. As a result of the Combinations, all options granted under the Resolution Performance Director Plan vested and became exercisable.

Resolution Performance Unit Plan

There is a grant for a total of 191,276 Hexion LLC restricted units outstanding under the Resolution Performance Unit Plan, which was granted to one individual on November 14, 2000. The rights under the plan are fully vested and nonforfeitable. The restricted units will be distributed to the individual upon the earliest of his termination of employment or a change of control event, or at January 1, 2009.

Resolution Specialty Plan

In August 2004, Resolution Specialty Inc. initiated its 2004 Stock Option Plan pursuant to which options with respect to a total 1,027,197 shares on a post-combination and reverse split basis are available for grant. The right to grant options under the option plan will expire on the tenth anniversary of the adoption date by the Board of Directors. Options granted under the plan shall be nonqualified stock options. One third of the options will vest ratably over a five year period, while the remaining (the “Resolution Specialty Performance Options”) vest after the eighth anniversary of the grant date. The Resolution Specialty Performance Options provided for accelerated vesting upon the sale of Resolution Specialty Inc. and achievement of certain financial targets. Options are granted at the fair market value on the date of the grant and expire eight years from the grant date. As a result of the Combinations, the accelerated vesting criteria for the Resolution Specialty Performance Options were met and 647,229 options with an average price of $3.51 and a 6.6 year weighted average remaining term became exercisable.

Borden Chemical Plans

As a result of the Borden Transaction, all 4,968,250 of the in-the-money options to purchase Borden Chemical stock, granted under predecessor Borden Chemical option plans, were terminated, resulting in the recognition of $4 of expense.

In August 2004, BHI Acquisition (now Hexion LLC) adopted the BHI Acquisition 2004 Stock Incentive Plan, pursuant to which up to 3,670,635 options to purchase Hexion LLC units are available for grant to employees, consultants, and independent directors of Hexion. The right to grant options under this plan will expire

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(In millions, except share and per share data)

on the tenth anniversary of the adoption of the plan. On August 12, 2004, Hexion LLC granted options to purchase 2,519,860 Hexion LLC membership units, half of which vest ratably over a five-year period, while the remaining (the “Performance Options”) vest after the eighth anniversary of the grant date. The Performance Options provide for accelerated vesting upon the sale of Borden Chemical and the achievement of certain financial targets. The options were granted at fair value, but were treated as variable because the options were liability designated awards with the value determined by a formula. In 2004, the Company did not record any expense under APB No. 25 related to these options, as their formula value was less than the exercise price. At December 31, 2005, under the 2004 Incentive Plan there were 1,244,467 options available for future grant.

Following is a summary of the historical option activity relating to these plans, on the equivalent, post-combination and reverse split basis, for the year ended December 31, 2005:

	Hexion LLC Common Units	Weighted Average Exercise Price
Options outstanding at December 31, 2004	4,147,232	$6.31
Options exercised	19,660	7.93
Options granted	116,991	9.06
Options forfeited	96,615	6.89
Options outstanding at December 31, 2005	4,147,948	$6.36

Exercisable at December 31, 2004	111,241	$12.14
Exercisable at December 31, 2005	1,242,564	$5.50

At December 31, 2005 the range of exercise prices on a post-combination and reverse split basis was $3.51 to $29.42 and the weighted average remaining contractual life was 7.3 years.

The weighted-average grant date fair value of options granted during 2005, 2004, and 2003 was $9.06, $5.64, and $9.49, respectively. The total intrinsic value (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) of options exercised during the years ended December 31, 2005, 2004 and 2003 was $0.

For the years ended December 31, 2005, 2004 and 2003, the amount of cash received from the exercise of stock options and the amount of associated tax benefit realized was less than $1.

Stock-Based Compensation

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(In millions, except share and per share data)

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

In connection with the filing of a registration statement, which is net yet effective, with the SEC for a proposed IPO of its common stock, the Company became subject to the measurement requirements as a public company and consequently remeasured its liability designated awards. In addition, modifications to the awards under the 2004 Incentive Plan and the stock-based deferred compensation plan were made to allow for the value of the options to be determined by fair market value instead of by formula. Also, certain directors’ options granted under the Resolution Performance Plan and Resolution Specialty Plan, which would have been forfeited upon the Combinations, were modified to allow for immediate vesting. These equity modifications were treated in accordance with the provisions of SFAS No. 123(R) and impacted the options held by 195 participants. As a result of this remeasurement and modifications associated with the Combinations to the Resolution Performance Plan, the Resolution Specialty Plan, the 2004 Inventive Plan and the deferred compensation plan, the Company recognized a compensation charge of $12 for the year ended December 31, 2005, which is included in Selling, general & administrative expense. The Company expects to realize additional compensation expense of $19, which will be recognized over the vesting period of the underlying stock based awards. The cost is expected to be recognized ratably over a weighted-average period of 4.9 years.

On May 11, 2005, Hexion LLC issued options to purchase an aggregate of 84,423 membership units to the Company’s three non-management directors. These options have a ten-year life with immediate vesting and exercise upon an IPO. Upon the consummation of an IPO, the Company will recognize expense of $1, which represents the fair value of the options at the date of grant as determined by the Black-Scholes pricing model. On October 1, 2005, Hexion LLC granted options to purchase 28,141 membership units to a new non-management director, all of which were vested at the time of grant.

The Company’s compensation expense was calculated using the Black-Scholes pricing model with risk-free weighted average interest rates ranging from 2.83% to 4.24%, expected lives of 0.22 to 8.22 years based upon the simplified method, a dividend rate of zero and expected volatility of 30%. The expected volatility measure was based upon a calculation that factored a) the ten year historical daily volatility and b) the implied volatility of six comparable public companies. The Company has utilized an annual forfeiture rate of 93% to estimate future termination behavior. The fair value of the Company’s common stock was calculated using a multiple of EBITDA (earnings before interest, taxes, depreciation and amortization) approach, which is a valuation technique commonly used by the investment banking community. Under this technique, estimated enterprise values are the result of an EBITDA multiple derived from comparison to comparable company multiples applied to an appropriate EBITDA amount. The equity value is then calculated by subtracting the amount of the company’s net debt from the calculated enterprise value.

Stock-Based Deferred Compensation Plan

In 2004, certain key employees of the Company were granted 1,007,944 deferred common stock units under the Hexion LLC 2004 Deferred Compensation Plan (“the Deferred Compensation Plan”), which is an unfunded

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(In millions, except share and per share data)

plan. Each unit gives the grantee the right to one share of common stock of Hexion LLC, following the completion of a forfeiture period. The forfeiture period for 686,395 of the deferred units expired on December 10, 2004. The forfeiture period for the remaining 321,549 deferred units expired on December 31, 2005. The Company recorded $0 and $4 of expense related to the Deferred Compensation Plan for the years ended December 31, 2005 and 2004, respectively; the related credit is in Paid-in capital.

16. Income Taxes

Comparative analysis of the Company’s income tax expense (benefit) related to continuing operations follows:

	2005	2004	2003
Current
Federal	$—	$(5)	$—
State & Local	11	7	—
Foreign	40	1	—

Total	$51	$3	$—
Deferred
Federal	$1	$(11)	$(22)
State & Local	—	(1)	(1)
Foreign	(4)	9	(14)

Total	$(3)	$(3)	$(37)

Income tax expense (benefit)	$48	$—	$(37)

A reconciliation of the Company’s differences between income taxes related to continuing operations computed at the federal statutory tax rate of 35% and provisions for income taxes is as follows:

	2005	2004	2003
Income taxes computed at federal statutory tax rate	$(10)	$(40)	$(35)
State tax provision, net of federal benefits	2	(4)	(2)
Foreign tax differentials	(11)	1	(5)
Foreign source income also subject to U.S. taxation	4	9	—
Losses and other expenses not deductible for tax	8	12	—
Change in valuation allowance	41	(33)	—
Additional tax on foreign unrepatriated earnings	1	61	—
Write-off of net operating losses	—	17	—
Long-lived asset impairment	—	—	4
Change in enacted tax rate	—	(10)	—
Adjustment of prior estimates and other	13	(13)	1

Income tax expense (benefit)	$48	$—	$(37)

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(In millions, except share and per share data)

The domestic and foreign components of the Company’s loss (income) from continuing operations before income taxes are as follows:

	2005	2004	2003
Domestic	$155	$126	$72
Foreign	(126)	(13)	28

	$29	$113	$100

The tax effects of the Company’s significant temporary differences, and net operating loss and credit carryforwards, which comprise the deferred tax assets and liabilities at December 31, 2005 and 2004, is as follows:

	2005	2004
Assets
Non-pension postemployment benefit obligations	$40	$42
Accrued and other expenses	100	65
Loss and credit carryforwards	299	260
Pension liability	38	26
Property, plant and equipment	10	16
Other	—	9

Gross deferred tax assets	487	418
Valuation allowance	(239)	(192)

Net deferred tax asset	248	226

Liabilities
Property, plant, equipment and intangibles	(257)	(243)
Unrepatriated earnings of foreign subsidiaries	(63)	(66)
Amortization of intangibles	(29)	(30)
Other	—	(4)

Gross deferred tax liabilities	(349)	(343)

Net deferred tax liability	$(101)	$(117)

The following table summarizes the Company’s presentation of its net deferred tax (liability) asset on the Combined Balance Sheets at December 31, 2005 and 2004:

	2005	2004
Assets
Current deferred income taxes (Other current assets)	$25	$14
Long-term deferred income taxes (Other assets)	17	—

Liabilities
Current deferred income taxes (Other current liabilities)	(4)	—
Long-term deferred income taxes	(139)	(131)

Net deferred tax liability	$(101)	$(117)

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(In millions, except share and per share data)

The 2005 consolidated tax expense primarily reflects a federal income tax benefit recorded at the statutory rate, offset by an increase in the domestic valuation allowance related primarily to net operating losses that may, or may not, be realized. In addition, the provision reflects an $8 tax expense for nondeductible expenses primarily related to the Combinations as well as a $9 tax expense related to an increase in state tax accruals.

The foreign tax differentials reflect a release of valuation allowance in foreign jurisdictions related primarily to a wholly owned subsidiary in the Czech Republic. This subsidiary generated significantly improved earnings compared with the previous year, utilizing net operating losses for which a valuation allowance had previously been recorded. In the 4th quarter 2005, the Company completed a revised earnings estimate and determined that it was more likely than not that the deferred tax assets would be realized and the remaining valuation allowance of $16 was no longer necessary; the valuation allowance was therefore released.

In addition, the foreign tax differential includes an increase to tax contingencies for foreign locations in the Netherlands and Germany, offset by a reduction of a previously established tax contingency due to a settlement with Competent Authority in Canada. The settlement with Competent Authority in Canada resulted in a tax refund of $6, received by the Company in February 2006. Also included is an expense of $16 related to taxes on a foreign currency exchange gain from the settlement of an intercompany loan.

The 2004 consolidated tax expense primarily reflects a provision of $61 for taxes associated with the unrepatriated earnings of certain of the Company’s foreign subsidiaries. Management has determined that after the acquisition of Borden Chemical by Apollo the earnings could no longer be considered permanently invested. In addition, the provision also reflects a $12 tax expense for nondeductible expenses primarily related to the Borden Transaction and a tax benefit of $10 for the reduction in the Netherlands tax rate from 34.5% to 30.0%.

Hexion LLC and its eligible subsidiaries file a consolidated U.S. Federal income tax return. As Hexion LLC is not a member of the registrant, its tax attributes are not reflected in the above tables. However, because Hexion LLC is the Company’s parent, the Company has the ability to utilize Hexion LLC’s attributes. These attributes are comprised of $130 of deferred interest deductions, which have significant restrictions on their use, and $25 of net operating loss carryforwards, which expire starting in 2020. Hexion LLC maintains a full valuation allowance against these attributes as it is more likely than not that some portion of these assets will not be realized.

As of December 31, 2005, the Company has a $239 valuation allowance for a portion of its net deferred tax assets that management believes, more likely than not, will not be realized. In the United States, a consolidated return will be filed and future taxable income and losses of the consolidated group may be offset. The valuation allowance was also evaluated considering the combined deferred taxes of the Company after the Combinations. At the time Borden Chemical and Resolution Specialty became part of the combined group, Resolution Performance had a $50 net deferred tax liability and Borden Chemical and Resolution Specialty had valuation allowances on a portion of their deferred tax assets. These valuation allowances were reduced by $50 based on Resolution Performance’s net deferred tax liability position. Of this amount, $2 was recorded as a component of purchase accounting and the remainder was credited to Paid-in capital.

The Company’s deferred tax assets include federal, state and foreign net operating losses carryforwards. The federal net operating loss carryforwards available are $420, which expire starting in 2020. The Company’s deferred assets also include minimum tax credits of $33, which are available indefinitely as well as capital loss carryforwards of $88, which were generated in 2003 and expire in 2008. A valuation allowance of $211 has been provided against these attributes. The Company had undistributed earnings of certain foreign subsidiaries of $59, on which deferred taxes have not been provided because such earnings are considered permanently invested outside the U.S.

The Company currently does not have any IRS audits in progress; however, one of the Company’s U.S. subsidiaries is currently being audited by the IRS for tax year ending December 31, 2003. For Borden Chemical, the years 2002 through 2005 remain open for examination. For Resolution Performance, the years 2001 through May 31, 2005 remain open for examination. Resolution Specialty’s initial 2004 and short period 2005 through May 31, 2005 remain open for examination.

At December 31, 2005, the Company has $32 accrued for probable state tax liabilities. As the various taxing authorities continue with their audit/examination programs, the Company will adjust its reserves accordingly to reflect these settlements. The current year provision includes an increase to the state tax reserve of $9. The increase is a direct result of several state court cases being decided against taxpayers in 2005.

The Canada Revenue Agency recently concluded their audit through Competent Authority for years 1996-1999. The current year provision reflects a reduction in a previously established liability of $1. The Canadian Revenue Agency is currently auditing the Company’s Canadian subsidiary for years 2001-2002.

The Netherlands taxing authority is currently examining a Dutch subsidiary of the Company for tax years 2000-2002. Net operating losses carried back from this period of time resulted in $18 of tax refunds in the fourth quarter of 2003. The Netherlands tax authority has not issued a formal notice of deficiency and the Company will aggressively contest any proposed adjustments. The German tax authority is currently examining a German subsidiary of the Company for tax years 2000-2003. Although the final resolution of any proposed adjustments is uncertain and may involve unsettled areas, based on currently available information, the Company has provided the best estimate of the probable tax liabilities for such matters.

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(In millions, except share and per share data)

17. Segment Information

Our organizational structure is based on the products we offer and the markets we serve. During the fourth quarter of 2005, we changed our reportable segments to better reflect the stage of the transition from the previous organization of our pre-merger companies to the Company’s organizational structure during the later half of 2005. The transition provides greater alignment of the respective operating divisions and reporting segments. At December 31, 2005, our organizational structure consisted of four operating divisions: Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins, Coatings and Inks, and Performance Products. A brief summary of the operating divisions, which align with the Company’s reportable segments, is as follows:

•	Epoxy and Phenolic Resins: Includes the operations primarily from the Resolution Performance and Bakelite legacy companies and the phenolic resin operation of the Borden Chemical legacy company. Major products include epoxy resins and intermediates, molding compounds, versatic acids and derivatives, specialty phenolic resins and epoxy coating resins.

•	Formaldehyde and Forest Products Resins: Includes the formaldehyde and forest products operations primarily from the Borden Chemical legacy company. Major products include Forest products resins and formaldehyde applications.

•	Coatings and Inks: Includes the operations from the Resolution Specialty legacy company. Major products include composite resins, polyester resins, acrylic resins, alkyd resins, and ink resins and additives.

•	Performance Products: Includes the oil field products and foundry applications from the Borden Chemical legacy company. Major products include Phenolic encapsulated substrates for oil field service applications and foundry applications.

All historical segment information included herein has been restated to conform with our current segment reporting. The changes to previously reported segment information are simply a reclassification of activity among the Company’s segments, and they do not impact any of the Company’s previously reported consolidated results.

The Company began implementing additional refinements to its operating divisions in 2006 to more closely link similar products, minimize divisional boundaries and improve the

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(In millions, except share and per share data)

Company’s ability to serve common customers from pre-merger legacy company relationships which may result in additional refinements to the Company’s reporting segments.

Operating Segments:

Following is a comparison of net sales, Segment EBITDA, depreciation and amortization expense, total assets and capital expenditures by reportable segment. Segment EBITDA is defined as EBITDA adjusted to exclude certain non-cash and non-recurring expenses. Segment EBITDA is the primary performance measure used by the Company in the evaluation of its operating results and in determining allocations of capital resources among our segments. Segment EBITDA is also the profitability measure used to set management and executive incentive compensation. Corporate and Other primarily represents certain corporate general and administrative expenses that are not allocated to the segments.

Net Sales to Unaffiliated Customers (1)(2) :

	2005	2004	2003
Epoxy and Phenolic Resins	$1,909	$1,096	$782
Formaldehyde and Forest Products Resins	1,281	458	—
Coatings and Inks	886	325	—
Performance Products	394	140	—

	$4,470	$2,019	$782

Segment EBITDA (1) :

Epoxy and Phenolic Resins	$245	$93	$61
Formaldehyde and Forest Products Resins	152	51	—
Coatings and Inks	63	26	—
Performance Products	52	16	—
Corporate and Other	(43)	(10)	—

(1)	Intersegment sales are not significant and, as such, are eliminated within the selling segment

(2)	Net sales and Segment EBITDA in 2005 includes Bakelite results from its date of acquisition, April 29, 2005. Net sales and Segment EBITDA in 2004 includes Resolution Specialty results from August 2, 2004 and Borden Chemical results from August 12, 2004, their respective dates of acquisition by Apollo.

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(In millions, except share and per share data)

Depreciation and Amortization Expense:

	2005	2004	2003
Epoxy and Phenolic Resins	$91	$66	$58
Formaldehyde and Forest Products Resins	29	11	—
Coatings and Inks	14	4	—
Performance Products	8	3	—
Corporate and Other	6	2	—

Total	$148	$86	$58

Total Assets at Year End:

	2005	2004
Epoxy and Phenolic Resins	$1,931	$1,465
Formaldehyde and Forest Products Resins	555	542
Coatings and Inks	385	400
Performance Products	177	171
Corporate and Other	161	118

Total	$3,209	$2,696

Capital Expenditures:

	2005	2004	2003
Epoxy and Phenolic Resins	$51	$28	$18
Formaldehyde and Forest Products Resins	22	7	—
Coatings and Inks	18	18	—
Performance Products	10	2	—
Corporate and Other	4	2	—

Total	$105	$57	$18

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(In millions, except share and per share data)

Reconciliation of Segment EBITDA to Net Loss:

	2005	2004	2003
Segment EBITDA:
Epoxy and Phenolic Resins	$245	$93	$61
Formaldehyde and Forest Products Resins	152	51	—
Coatings and Inks	63	26	—
Performance Products	52	16	—
Corporate and Other	(43)	(10)	—

Reconciliation:
Items not included in Segment EBITDA
Transaction costs	(44)	(56)	—
Non-cash charges	(30)	(2)	(13)
Unusual items:
Purchase accounting effects/inventory step-up	(16)	(10)	—
Discontinued operations	(9)	—	—
Business realignment	(9)	(3)	—
Other	(31)	(7)	—

Total unusual items	(65)	(20)	—

Total adjustments	(139)	(78)	(13)
Interest expense, net	(204)	(117)	(77)
Write-off of deferred financing fees	(17)	—	—
Income tax (expense) benefit	(48)	—	37
Depreciation and amortization	(148)	(86)	(58)

Net loss	$(87)	$(105)	$(50)

Items not included in Segment EBITDA

Transaction costs include merger costs related to the Bakelite Acquisition and the Combinations and expenses associated with terminated acquisition activities. Non-cash charges represent impairments of fixed assets and goodwill, stock-based compensation and unrealized foreign currency exchange losses on debt instruments denominated in currencies other than the functional currency of the holder. The 2005 purchase accounting effects/inventory step-up adjustment relates to the fair value step-up of Resolution Performance’s inventory carrying value as a result of the Combinations and the fair value step-up of Bakelite’s inventory carrying value as a result of the Bakelite Acquisition. The 2004 purchase accounting effects/inventory step-up adjustment relates to the fair value step-up of Resolution Specialty’s inventory carrying value as a result of the Resolution Specialty Transaction. The results of discontinued operations are not included in our Segment EBITDA measure (see Note 4 to the Consolidated Financial Statements). The business realignment adjustment represents plant closure costs, including plant employee severance, and environmental remediation costs associated with closing plants, as well as other employee severance. Other unusual items not included in Segment EBITDA represent expenses deemed by management to be non-recurring in nature. In 2005, these items principally consisted of certain non-recurring litigation expenses, a foreign currency loss on an exchange rate hedge relating to the Bakelite Acquisition, integration costs and incremental non-recurring advisor and external audit fees related to the Bakelite Acquisition and the Combinations. In 2004, other unusual items included incremental expenses incurred as a result of mechanical failure at a Brazilian formaldehyde plant, and costs related to the integration of the Resolution Specialty Transactions.

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(In millions, except share and per share data)

Geographic Information

Sales to Unaffiliated Customers: (1)

	2005	2004	2003
United States	$2,252	$1,038	$349
Netherlands	629	563	430
Canada	331	128	—
Germany	285	2	—
Other International	973	288	3

Total	$4,470	$2,019	$782

(1)	For purposes of geographic disclosures, sales are attributed to the country in which the Company’s individual business locations reside.

Long-Lived Assets:

	2005	2004
United States	$670	$655
Netherlands	286	347
Germany	121	11
Canada	78	73
Other International	241	237

Total	$1,396	$1,323

18. Guarantor/Non-Guarantor Subsidiary Financial Information

In conjunction with the Apollo acquisition of Borden Chemical, Borden Chemical formed two wholly owned finance subsidiaries to borrow $475 through a private debt offering. The Company and certain of its U.S. subsidiaries guarantee this debt. In addition, following the Hexion Combination, the Company, these same U.S. subsidiaries, and Hexion U.S. Finance Corporation (formerly known as Borden U.S. Finance), also guarantee the senior secured debt previously issued by Resolution Performance (“the Resolution Performance guaranteed debt”).

The following information contains the condensed consolidating financial information for the parent, Hexion, the subsidiary issuers (Hexion U.S. Finance Corporation, formerly known as Borden U.S. Finance Corporation, Hexion Nova Scotia Finance, ULC, formerly known as Borden Nova Scotia, ULC (“Nova Scotia, ULC”), and HSC Capital Corporation, formerly known as Resolution Performance Capital Corporation (“HSC Capital”)), the combined subsidiary guarantors (Borden Chemical Investments, Inc., Borden Chemical Foundry, Inc., Lawter International, Inc., Borden Chemical International, Inc. and Oilfield Technology Group, Inc.) and the combined non-guarantor subsidiaries, which includes all of the Company’s foreign subsidiaries and HAI. Borden Services Company was merged into the Company in the fourth quarter of 2005. Three of the subsidiary

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(In millions, except share and per share data)

guarantors, BDS Two, Inc., Bakelite North America Holding Company and Bakelite Epoxy Polymers Corporate, were merged into the Company on February 28, 2006, and are included in the parent for all periods presented.

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

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements

(Dollars in millions)

YEAR ENDED DECEMBER 31, 2005

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers(1)	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,164	$—	$85	$2,517	$(296)	$4,470
Cost of sales	1,905	—	85	2,113	(295)	3,808

Gross profit	259	—	—	404	(1)	662

Selling, general & administrative expense	202	—	5	193	—	400
Transaction costs	33	—	—	11	—	44
Intercompany royalty expense (income)	25	—	(25)	—	—	—
Other operating expense (income)	(3)	—	(2)	15	—	10

Operating income	2	—	22	185	(1)	208

Interest expense, net	133	56	—	15	—	204
Write-off of deferred financing fees	9	6	—	2	—	17
Intercompany interest expense (income)	18	(59)	(1)	42	—	—
Other non-operating expense (income)	(5)	4	—	17	—	16

(Loss) income from continuing operations before income tax and minority interest	(153)	(7)	23	109	(1)	(29)
Income tax expense (benefit)	15	(2)	—	35	—	48

(Loss) income from continuing operations before equity earnings and minority interest	(168)	(5)	23	74	(1)	(77)
Equity in earnings (losses) of subsidiaries, net	93	—	7	2	(100)	2
Minority interest in net income of consolidated subsidiaries	(3)	—	—	—	—	(3)

(Loss) income from continuing operations	(78)	(5)	30	76	(101)	(78)
Loss from discontinued operations	9	—	—		—	9

Net (loss) income	$(87)	$(5)	$30	$76	$(101)	$(87)

(1)	Subsidiary issuers include Hexion U.S. Finance Corporation, HSC Capital and Nova Scotia, ULC. Hexion U.S. Finance Corporation is also a guarantor of the Resolution Performance guaranteed debt. HSC Capital is also a subsidiary guarantor of the debt issued by Hexion U.S. Finance Corporation and Nova Scotia, ULC. The primary asset of the Hexion U.S. Finance Corporation is an intercompany receivable from Hexion (the parent) for $197, which is essentially offset by the debt payable. HSC Capital has no significant assets.

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions)

YEAR ENDED DECEMBER 31, 2004

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers(1)	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,038	$—	$33	$1,061	$(113)	$2,019
Cost of sales	934	—	32	932	(113)	1,785

Gross profit	104	—	1	129	—	234

Selling, general & administrative expense	70	—	2	91	—	163
Transaction costs	34	—	—	22	—	56
Intercompany royalty expense (income)	6	—	(6)	—	—	—
Other operating expense (income)	4	—	(1)	3	—	6

Operating income (loss)	(10)	—	6	13	—	9

Interest expense, net	99	16	—	2	—	117
Intercompany interest expense (income)	—	(17)	—	17	—	—
Other non-operating expense	1	—	—	4	—	5

(Loss) income before income tax and minority interests	(110)	1	6	(10)	—	(113)
Income tax expense (benefit)	(12)	—	—	12	—	—

(Loss) income before equity earnings and minority interests	(98)	1	6	(22)	—	(113)
Equity in earnings (losses) of subsidiaries, net	(15)	—	2	—	13	—
Minority interests in net loss of consolidated subsidiaries	8	—	—	—	—	8

Net (loss) income	$(105)	$1	$8	$(22)	$13	$(105)

(1)	Subsidiary issuers include Hexion U.S. Finance Corporation, HSC Capital and Nova Scotia, ULC. Hexion U.S. Finance Corporation is also a guarantor of the Resolution Performance guaranteed debt. HSC Capital is also a subsidiary guarantor of the debt issued by Hexion U.S. Finance Corporation and Nova Scotia, ULC. The primary asset of the Hexion U.S. Finance Corporation is an intercompany receivable from Hexion (the parent) for $197, which is essentially offset by the debt payable. HSC Capital has no significant assets.

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions)

YEAR ENDED DECEMBER 31, 2003

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers(1)	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$359	$—	$—	$442	$(19)	$782
Cost of sales	311	—	—	422	(19)	714

Gross profit	48	—	—	20	—	68

Selling, general & administrative expense	35	—	—	46	—	81
Other operating expense (income)	13	—	—	(3)	—	10

Operating loss	—	—	—	(23)	—	(23)

Interest expense, net	74	—	—	3	—	77
Intercompany interest (income) expense	(6)	—	—	6	—	—

Loss before income tax and minority interests	(68)	—	—	(32)	—	(100)
Income tax benefit	(23)			(14)		(37)

Loss before equity earnings and minority interests	(45)	—	—	(18)	—	(63)
Equity in losses of subsidiaries, net	(18)	—	—	—	18	—
Minority interest in net loss of consolidated subsidiaries	13	—	—	—	—	13

Net (loss) income	$(50)	$—	$—	$(18)	$18	$(50)

(1)	Subsidiary issuers include Hexion U.S. Finance Corporation, HSC Capital and Nova Scotia, ULC. Hexion U.S. Finance Corporation is also a guarantor of the Resolution Performance guaranteed debt. HSC Capital is also a subsidiary guarantor of the debt issued by Hexion U.S. Finance Corporation and Nova Scotia, ULC. The primary asset of the Hexion U.S. Finance Corporation is an intercompany receivable from Hexion (the parent) for $197, which is essentially offset by the debt payable. HSC Capital has no significant assets.

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions)

DECEMBER 31, 2005

CONDENSED CONSOLIDATING BALANCE SHEET

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers(1)	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and equivalents	$8	$—	$—	$175	$—	$183
Accounts receivable, net	205	—	14	386	—	605
Accounts receivable from affiliates	55	24	26	128	(233)	—
Inventories:		—
Finished and in-process goods	132	—	7	153	—	292
Raw materials and supplies	60	—	5	88	—	153
Other current assets	95	—	1	36	—	132

	555	24	53	966	(233)	1,365

Other Assets
Investment in subsidiaries	482	—	17	—	(499)	—
Intercompany loans receivable	5	652	—	34	(691)	—
Other assets	4	21	—	78	—	103

	491	673	17	112	(1,190)	103

Property and Equipment, net	656	—	9	731	—	1,396
Goodwill	63	—	—	106	—	169
Other Intangible Assets, net	94	—	—	82	—	176

Total Assets	$1,859	$697	$79	$1,997	$(1,423)	$3,209

LIABILITIES, REDEEMABLE PREFERRED STOCK, COMMON STOCK AND OTHER SHAREHOLDER’S (DEFICIT) EQUITY
Current Liabilities
Accounts and drafts payable	$215	$—	$10	$278	$—	$503
Accounts payable to affiliates	110	2	13	108	(233)	—
Debt payable within one year	13	—	—	38	—	51
Interest payable	24	20	—	1	—	45
Income taxes payable	45	—	—	46	—	91
Other current liabilities	158	—	2	88	—	248

	565	22	25	559	(233)	938

Other Liabilities
Long-term debt	1,368	625	—	310	—	2,303
Intercompany loans payable	222	—	—	469	(691)	—
Long-term pension obligations	51	—	—	116	—	167
Non-pension postemployment benefit obligations	104	—	—	15	—	119
Deferred tax liability	26	—	—	113	—	139
Other long-term liabilities	75	—	—	17	—	92

	1,846	625	—	1,040	(691)	2,820

Minority interest in consolidated subsidiaries	8	—	—	3	—	11
Redeemable Preferred Stock	364	—	—	—	—	364
Common Stock and Other Shareholder’s (Deficit) Equity	(924)	50	54	395	(499)	(924)

Total Liabilities, Redeemable Preferred Stock, Common Stock and Other Shareholder’s (Deficit) Equity	$1,859	$697	$79	$1,997	$(1,423)	$3,209

(1)	Subsidiary issuers include Hexion U.S. Finance Corporation, HSC Capital and Nova Scotia, ULC. Hexion U.S. Finance Corporation is also a guarantor of the Resolution Performance guaranteed debt. HSC Capital is also a subsidiary guarantor of the debt issued by Hexion U.S. Finance Corporation and Nova Scotia, ULC. The primary asset of the Hexion U.S. Finance Corporation is an intercompany receivable from Hexion (the parent) for $197, which is essentially offset by the debt payable. HSC Capital has no significant assets.

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions)

DECEMBER 31, 2004

CONDENSED CONSOLIDATING BALANCE SHEET

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers(1)	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and equivalents	$63	$—	$9	$80	$—	$152
Accounts receivable, net	198	—	15	305	—	518
Accounts receivable from affiliates	10	—	—	—	(10)	—
Inventories:					—
Finished and in-process goods	152	—	8	130	—	290
Raw materials and supplies	52	—	6	57	—	115
Other current assets	43	—	1	10	10	64

	518	—	39	582	—	1,139

Other Assets
Investment in subsidiaries	507	—	16	—	(523)	—
Intercompany loans receivable	189	482	12	—	(683)	—
Other assets	29	19	—	47	—	95

	725	501	28	47	(1,206)	95

Property and Equipment, net	636	—	8	679	—	1,323
Goodwill	35	—	—	16	—	51
Other Intangible Assets, net	82	—	—	6	—	88

Total Assets	$1,996	$501	$75	$1,330	$(1,206)	$2,696

LIABILITIES AND SHAREHOLDER’S (DEFICIT) EQUITY
Current Liabilities
Accounts and drafts payable	$228	$—	$9	$251	$—	$488
Accounts payable to affiliates	2	(14)	15	—	(3)	—
Debt payable within one year	8	—	—	8	—	16
Interest payable	22	14	—	—	—	36
Income taxes payable	33	—	—	—	—	33
Other current liabilities	84	—	2	44	3	133

	377	—	26	303	—	706

Other Liabilities
Long-term debt	1,348	475	—	11	—	1,834
Intercompany loans payable	250	—	—	433	(683)	—
Long-term pension obligations	71	—	—	2		73
Non-pension postemployment benefit obligations	120	—	—	22	—	142
Deferred tax liability	34	—	—	97	—	131
Other long-term liabilities	51	—	1	13	—	65

	1,874	475	1	578	(683)	2,245

Minority interest in consolidated subsidiaries	54	—	—	—	—	54
Shareholder’s (Deficit) Equity	(309)	26	48	449	(523)	(309)

Total Liabilities and Shareholder’s (Deficit) Equity	$1,996	$501	$75	$1,330	$(1,206)	$2,696

(1)	Subsidiary issuers include Hexion U.S. Finance Corporation, HSC Capital and Nova Scotia, ULC. Hexion U.S. Finance Corporation is also a guarantor of the Resolution Performance guaranteed debt. HSC Capital is also a subsidiary guarantor of the debt issued by Hexion U.S. Finance Corporation and Nova Scotia, ULC. The primary asset of the Hexion U.S. Finance Corporation is an intercompany receivable from Hexion (the parent) for $197, which is essentially offset by the debt payable. HSC Capital has no significant assets.

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions)

YEAR ENDED DECEMBER 31, 2005

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers(1)	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from (used in) Operating Activities	$(171)	$118	$18	$206	$—	$171

Cash Flows (used in) from Investing Activities
Capital expenditures	(57)	—	(1)	(47)	—	(105)
Acquisition of businesses, net of cash acquired	(4)	—	—	(248)	—	(252)
Proceeds from sale of business	—	—	3	—	—	3
Investment in subsidiary	100	—	—	—	(100)	—

	39	—	2	(295)	(100)	(354)

Cash flows from (used in) Financing Activities
Net short-term debt borrowings (repayments)	3	—	—	(5)	—	(2)
Borrowings of long-term debt	452	398	—	343	—	1,193
Repayments of long-term debt	(435)	(250)	—	(65)	—	(750)
Proceeds from issuance of preferred stock, net of issuance costs	334	—	—	—	—	334
Affiliated loan (repayments) borrowings	239	(262)	(8)	31	—	—
Long-term debt and credit facility financing fees paid	(11)	(4)	—	(7)	—	(22)
IPO related costs	(11)	—	—	—	—	(11)
Payment of dividends	(494)	—	(21)	(108)	100	(523)

	77	(118)	(29)	189	100	219

Effect of exchange rates on cash and equivalents	—	—	—	(5)	—	(5)

Increase (decrease) in cash and equivalents	(55)	—	(9)	95	—	31
Cash & equivalents at beginning of year	63	—	9	80	—	152

Cash & equivalents at end of year	$8	$—	$—	$175	$—	$183

(1)	Subsidiary issuers include Hexion U.S. Finance Corporation, HSC Capital and Nova Scotia, ULC. Hexion U.S. Finance Corporation is also a guarantor of the Resolution Performance guaranteed debt. HSC Capital is also a subsidiary guarantor of the debt issued by Hexion U.S. Finance Corporation and Nova Scotia, ULC. The primary asset of the Hexion U.S. Finance Corporation is an intercompany receivable from Hexion (the parent) for $197, which is essentially offset by the debt payable. HSC Capital has no significant assets.

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions)

YEAR ENDED DECEMBER 31, 2004

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers(1)	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations		Consolidated
Cash Flows (used in) from Operating Activities	$(298)	$—	$41	$225	$		$(32)

Cash Flows (used in) from Investing Activities						—
Capital expenditures	(37)	—	(1)	(19)		—	(57)
Acquisition of business, net of cash acquired	17	—	(24)	(145)		—	(152)
Cash combination of Borden Chemical	185	—	—	—		—	185
Proceeds from sale (purchase) of business	260	—	—	(260)		—	—
Proceeds from the sale of assets	2	—	2	—		—	4

	427	—	(23)	(424)		—	(20)

Cash flows from (used in) Financing Activities
Net short-term debt (repayments) borrowings	(9)	—	—	3		—	(6)
Borrowings of long-term debt	256	—	—	37		—	293
Repayments of long-term debt	(156)	—	(1)	(38)		—	(195)
Affiliated loan (repayments) borrowings	(270)	—	14	256		—	—
Dividends received (paid)	23	—	(22)	(1)		—	—
Proceeds related to Resolution Specialty Transaction	60	—	—	—		—	60
Other	(4)	—	—	—		—	(4)

	(100)	—	(9)	257		—	148

Effect of exchange rates on cash and cash equivalents	—	—	—	7		—	7

Increase in cash and equivalents	29	—	9	65		—	103
Cash & equivalents at beginning of year	34	—	—	15		—	49

Cash & equivalents at end of year	$63	$—	$9	$80		$—	$152

(1)	Subsidiary issuers include Hexion U.S. Finance Corporation, HSC Capital and Nova Scotia, ULC. Hexion U.S. Finance Corporation is also a guarantor of the Resolution Performance guaranteed debt. HSC Capital is also a subsidiary guarantor of the debt issued by Hexion U.S. Finance Corporation and Nova Scotia, ULC. The primary asset of the Hexion U.S. Finance Corporation is an intercompany receivable from Hexion (the parent) for $197, which is essentially offset by the debt payable. HSC Capital has no significant assets.

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions)

YEAR ENDED DECEMBER 31, 2003

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers(1)	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows (used in) from Operating Activities	$(110)	$—	$—	$67	$—	$(43)

Cash Flows from (used in) Investing Activities
Capital expenditures	(15)	—	—	(3)	—	(18)
Distributions from equity affiliates	—	—	—	2	—	2
Proceeds from the sale of assets	—	—	—	23	—	23

	(15)	—	—	22	—	7

Cash flows from (used in) Financing Activities
Borrowings of long-term debt	651	—	—	97	—	748
Repayments of long-term debt	(474)	—	—	(171)	—	(645)
Other	(22)	—	—	(1)	—	(23)

	155	—	—	(75)	—	80

Effect of exchange rates on cash and cash equivalents	—	—	—	1	—	1

Increase in cash and equivalents	30	—	—	15	—	45
Cash and equivalents at beginning of year	4	—	—	—	—	4

Cash and equivalents at end of year	$34	$—	$—	$15	$—	$49

(1)	Subsidiary issuers include Hexion U.S. Finance Corporation, HSC Capital and Nova Scotia, ULC. Hexion U.S. Finance Corporation is also a guarantor of the Resolution Performance guaranteed debt. HSC Capital is also a subsidiary guarantor of the debt issued by Hexion U.S. Finance Corporation and Nova Scotia, ULC. The primary asset of the Hexion U.S. Finance Corporation is an intercompany receivable from Hexion (the parent) for $197, which is essentially offset by the debt payable. HSC Capital has no significant assets.

HEXION SPECIALTY CHEMICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in millions)

19. Quarterly Financial Data (Unaudited)

The following represents Quarterly Financial Data for the Company:

2005 Quarters	First(1)	Second(2)(3)	Third(4)	Fourth(5)
Net sales	$1,012	$1,171	$1,134	$1,153
Gross profit	149	167	170	176
Transaction related costs	7	22	5	10
Net loss available to common shareholders	(10)	(62)	(19)	(26)
Basic and diluted, per share of common stock:
Net loss applicable to common stock-basic and dilutive	$(0.12)	$(0.75)	$(0.22)	$(0.32)
Average number of common shares outstanding- basic and dilutive	82,629,906	82,629,906	82,629,906	82,629,906

(1)	Results include $10 unrealized loss on a contingent forward contract related to the Bakelite Acquisition.
(2)	Includes data for Bakelite from its date of acquisition, April 30, 2005.
(3)	Results include (i) $17 write-off of deferred financing fee; (ii) $10 unrealized loss related to a U.S. dollar denominated $290 term loan on a Dutch subsidiary’s books; (iii) $9 of incremental cost of sales related to the purchase accounting effects from inventory step-up related to the Bakelite Acquisition and the Resolution Performance Acquisition; and (iv) $1 unrealized gain on a contingent forward contract related to the Bakelite Acquisition. Upon settlement of this contract in the second quarter, the net realized loss was $9.
(4)	Results include (i) $10 unfavorable impact from Hurricanes Katrina and Rita due to lost sales and incremental expenses; and (ii) $7 of incremental cost of sales related to the purchase accounting effects from inventory step-up related to the Bakelite Acquisition and the Resolution Performance Acquisition.
(5)	Results include (i) $17 unfavorable impact from Hurricanes Katrina and Rita due to lost sales and incremental expenses; and (ii) $9 impairment charge related to certain foreign long-lived assets.

2004 Quarters	First	Second	Third(1)(2)	Fourth(3)
Net sales	$222	$241	$618	$938
Gross profit	25	22	66	121
Transaction related costs	—	—	47	9
Net loss available to common shareholders	(8)	(7)	(79)	(11)
Basic and diluted, per share of common stock:
Net loss applicable to common stock-basic and dilutive	$(0.09)	$(0.09)	$(0.96)	$(0.13)
Average number of common shares outstanding- basic and dilutive	82,629,906	82,629,906	82,629,906	82,629,906

(1)	Includes data for Resolution Specialty from August 2, 2004 and for Borden Chemical from August 12, 2004, their respective dates of acquisition by Apollo.
(2)	Results include (i) $10 of incremental cost of sales related to the purchase accounting effects from inventory step-up related to the Resolution Specialty Acquisition; and (ii) $2 of costs associated with a Brazilian reactor failure.
(3)	Results include (i) $2 unrealized gain on a contingent forward contract related to the Bakelite Acquisition; and (ii) $1 of costs associated with a Brazilian reactor failure.

20. Subsequent Events

Acquisition of Decorative Coatings and Adhesives Business Unit of the Rhodia Group

On January 31, 2006, the Company acquired the decorative coatings and adhesives business unit of The Rhodia Group (the “Rhodia Acquisition”). The Rhodia business had 2004 sales of approximately $180 million, with 8 manufacturing facilities in Europe, Australia and Thailand. The acquisition was funded through a combination of available cash and existing credit lines.

Acquisition of Global Wax Compounds Business of Rohm and Haas

On March 1, 2006, the Company acquired the global wax compounds business of Rohm and Haas (the “Rohm and Haas Acquisition”). The purchase included Rohm and Haas’ wax compounds technology and product lines, manufacturing equipment and other business assets. The acquisition was funded through available cash.

Acquisition of the Global Ink and Adhesive Resins Business of Akzo Nobel

On November 25, 2005, the Company agreed to acquire the global ink and adhesive resins business of Akzo Nobel (the “Akzo Acquisition”). The business produces resins used to manufacture inks for commercial printing and packaging, digital inks for laser and photocopying printing, and pressure sensitive adhesives used in tape and labeling applications. The business generated 2004 sales of approximately $200 million, and includes 10 manufacturing facilities in Europe, North America, Argentina, Asia and New Zealand. Closing should occur upon the successful completion of normal governmental reviews and consultations with employee work’s councils, which the Company expects to occur during the second quarter of 2006. The acquisition will be funded through a combination of available cash and existing credit lines.

The Company expects the aggregate purchase price for these three acquisitions to be approximately $155 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Hexion Specialty Chemicals, Inc.:

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hexion Specialty Chemicals, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, based on our audits and the reports of other auditors, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Hexion Specialty Chemicals Canada, Inc., a wholly-owned subsidiary, which statements reflect total assets of $953 million as of December 31, 2005 and total revenues of $1,181 million, for the year ended December 31, 2005 nor did we audit the financial statements and financial statement schedule of Borden Chemical, Inc., a company which has been consolidated with other entities to form the Company, which statements reflect total assets of $1,044 million as of December 31, 2004, and total revenues of $702 million for the period August 12, 2004 to December 31, 2004. Those statements and schedule were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Hexion Specialty Chemicals Canada, Inc. and Borden Chemical, Inc., is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Columbus, Ohio

March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Borden Chemical, Inc.:

We have audited the consolidated balance sheet of Borden Chemical, Inc. (a wholly owned subsidiary of BHI Acquisition Corp., which is a majority owned subsidiary of BHI Investment, LLC) and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of operations and comprehensive loss, shareholder’s deficit, and cash flows for the period from August 12, 2004 to December 31, 2004. Such financial statements are not presented separately herein. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on test basis, evidence supporting the amounts and disclosure in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Borden Chemical, Inc. and subsidiaries at December 31, 2004, and the results of their operations and their cash flows for the period from August 12, 2004 to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 20, the accompanying balance sheet has been restated.

DELOITTE & TOUCHE LLP

Columbus, Ohio

April 24, 2005, except for the effects of

    Notes 20 and 21, as to which the dates are

    April 27, 2005 and August 18, 2005, respectively

Schedule II – Valuation and Qualifying Accounts

	Balance December 31, 2002	Charged to Expense	Charge to Other Acct	Write-offs	Balance December 31, 2003
Allowance for doubtful accounts	$2	$1	$0	$0	$3

	Balance December 31, 2003	Add of Resolution Specialty August 1, 2004	Add of Borden Chemical August 12, 2004	Charged to Expense	Write-offs	Balance December 31, 2004
Allowance for doubtful accounts	$3	$3	$13	$1	$(5)	$15

	Balance December 31, 2004	Add of Bakelite April 29, 2005	Charged to Expense	Charge to Other Acct	Write-offs	Balance December 31, 2005
Allowance for doubtful accounts	$15	$6	$4	$1	$(7)	$19

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls:

As a result of the Combinations and the Bakelite Acquisition, management has changed/expanded roles and responsibilities of key personnel and made changes to certain processes related to financial close, tax accounting, shared services and financial reporting. As part of the integration of Bakelite, Resolution Specialty and Resolution Performance, the Company continued the process of consolidating some of the tax accounting, transaction processing and general accounting activities of Bakelite, Resolution Specialty, and Resolution Performance, into a common shared services transaction processing environment with the Corporate and North American activity related to the former Borden Chemical operation. We have also recently launched a project to migrate multiple legacy systems and multiple SAP® systems to a single, company wide, SAP® system. Once fully implemented, this change to a shared services business model (for certain processes) along with a single, company wide, SAP® system is intended to further enhance our internal control over financial reporting and our operating efficiencies. No other changes occurred in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Item 1.01 Entry into a Material Definitive Agreement

On March 13, 2006, the Compensation Committee of the Board of Directors of the Company took the actions described below with regard to the compensation of the Company’s Named Executive Officers.

(a). Authorized the payment of cash bonuses for fiscal year 2005 to its executive officers pursuant to the 2005 Management Incentive Plan, which is filed as exhibit 10(v).1 to the Company’s December 31, 2004 Form 10-K/A filed on August 23, 2005. Bonus awards were earned based upon the Company’s achievement of certain financial performance measures, as described in the plan, and the executive’s achievement of individual performance goals.

(b). Approved the Company’s 2006 Management Incentive Plan (the “2006 Plan”). The 2006 Plan is substantially similar to the Company’s 2005 Management Incentive Plan. Under the 2006 Plan, participants earn cash bonus compensation based upon the achievement of certain individual performance goals and the Company’s achievement of financial measures. Each participant’s target award is based on a percentage of base salary. The financial measure for the 2006 Plan for executive officers is an EBITDA target approved by the Compensation Committee. The target award is weighted 70% on the Company’s achievement of financial measures and 30% on individual performance goals. Under the Plan, a minimum of 25% of the target award is paid if 90% of the financial goal is achieved and a maximum of 200% of the target award is paid if 108% of the financial goal is achieved. The financial measure and target awards applicable to our executive officers are different from those applicable to other 2006 Plan participants. Target percentages for our Named Executive Officers are: C. Morrison -100%, W. Carter-65%, J. Bevilaqua- 60%, L.K. Smith 50% and S. Coffin 50%.

Item 8.01 Other Events

On February 27, 2006, we announced internally that Jeffrey M. Nodland, Executive Vice President, and President of the Coatings & Inks Division would be leaving the company on April 30. Mr. Nodland’s departure is in conjunction with our refinement of the Company’s operating divisions to more closely link similar products, minimize divisional boundaries, and improve our ability to serve common customers. Mr. Nodland’s position will not be replaced.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages and current positions of our executive officers and directors as of December 31, 2005.

Name	Age	Position
Craig O. Morrison	50	Director, Chairman, President and Chief Executive Officer
William H. Carter	52	Director, Executive Vice President and Chief Financial Officer
Marvin O. Schlanger	57	Director, Vice Chairman
Joseph P. Bevilaqua	50	Executive Vice President, President – Formaldehyde and Forest Products Resins
Jeffrey M. Nodland	50	Executive Vice President, President – Coatings and Inks
Layle K. Smith	50	Executive Vice President, President – Epoxy and Phenolic Resins
Mark S. Antonvich	45	Executive Vice President and General Counsel
Sarah R. Coffin	53	Executive Vice President, President – Performance Products
Nathan E. Fisher	40	Executive Vice President – Global Procurement
Kevin W. McGuire	45	Executive Vice President – Chief Information Officer
Richard L. Monty	58	Executive Vice President – Environmental Health and Safety
Raymond H. Glaser	45	Vice President – Strategy & Development
Nipesh Shah	31	Vice President – Six Sigma
George F. Knight	48	Senior Vice President – Finance and Treasurer
Joshua Harris	41	Director
Scott M. Kleinman	32	Director
Robert V. Seminara	33	Director
Jordan C. Zaken	31	Director

Craig O. Morrison was elected President and Chief Executive Officer effective March 25, 2002 and Chairman of the Board of Directors on June 29, 2005. Prior to joining our Company, he served as President and General Manager of Alcan Packaging’s Pharmaceutical and Cosmetic Packaging business from 1999 to 2002. From 1993 to 1998 he was President and General Manager for Van Leer Containers, Inc. Prior to joining Van Leer Containers, Mr. Morrison served in a number of management position with General Electric’s Plastics division from March 1990 to November 1993, and as a consultant with Bain and Company from 1987 to 1990. He is a member of the Executive and Environmental Health and Safety Committees of the Board of Directors.

William H. Carter was elected Executive Vice President and Chief Financial Officer effective April 3, 1995 and a director November 20, 2001. Throughout his tenure with us, Mr. Carter has been instrumental in the restructuring of our holdings, including serving as a director and interim President and Chief Executive Officer of a former subsidiary, BCP Management Inc., from January to June 2000. Prior to joining our Company in 1995, Mr. Carter was a partner with Price Waterhouse LLP, which he joined in 1975. In addition, Mr. Carter was a director of BCP Management, Inc. and WKI Holding Company, Inc., both of which filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in 2002. He is a member of the Environmental Health and Safety Committee of the Board of Directors.

Marvin O. Schlanger was elected Director and Vice Chairman of the Board of Directors of the Company on June 29, 2005. Mr. Schlanger served as Chairman and Chief Executive Officer of Resolution Performance and Resolution Performance Capital Corporation since November 2001 until the closing of the Combinations. Since October 1998, Mr. Schlanger has been a principal in the firm of Cherry Hill Chemical Investments, LLC, which provides management services and capital to the chemical and allied industries. Mr. Schlanger is also a director of UGI Corporation and, prior to the Combinations, he was a director and Chairman of the Board of Resolution Performance Capital and Resolution Specialty Materials, Inc. He is Chairman of the Environmental Health and Safety Committee of the Board of Directors.

Joseph P. Bevilaqua is an Executive Vice President and President of Formaldehyde and Forest Products Resins, a position he has held since January 2004. Mr. Bevilaqua joined the Company in April 2002 as Vice President—Corporate Strategy and Development. From February 2000 to March 2002, he was the Vice President and General Manager of Alcan’s global plastics packaging business. Prior to Alcan, Mr. Bevilaqua served in leadership positions with companies such as General Electric, Woodbridge Foam Corporation and Russell-Stanley Corporation.

Jeffrey M. Nodland was appointed Executive Vice President and President of Coatings and Inks on the closing of the Combinations. Mr. Nodland has been serving as President and Chief Operating Officer of Resolution Specialty Materials since the company’s inception in August 2004. Previously, Mr. Nodland was President and Chief Operating Officer of Resolution Performance and Resolution Performance Capital Corporation from July 2001 until July 2004. Prior thereto since 2000, Mr. Nodland was Vice President and General Manager, Coatings, Ink, Textiles and Composites for Eastman Chemical Company. From 1994 to 2000, he served in various management capacities including President and Chief Executive Officer of McWhorter Technologies, Inc. Prior thereto since 1977, Mr. Nodland held various positions at The Valspar Corporation, serving most recently as President of the McWhorter division.

Layle K. Smith was appointed Executive Vice President and President of Epoxy and Phenolic Resins of the Company on the closing of the Combinations. Mr. Smith has been serving as President and Chief Operating Officer of Resolution Performance and Resolution Performance Capital Corporation since September 2004. Previously, Mr. Smith was Chief Executive Officer and Director for NxtPhase Corporation from February 2002 to February 2004. From 1998 to November 2001, he served in several roles at Ballard Power Systems including President and Chief Operating Officer and Board Member. Prior to September 1998, Mr. Smith held various positions at The Dow Chemical Company serving most recently as Business Vice President—Specialty Chemicals.

Mark S. Antonvich was appointed an Executive Vice President and General Counsel of the Company on the closing of the Combinations. Mr. Antonvich has been serving as the Senior Vice President, General Counsel and Corporate Secretary of Resolution Performance and Resolution Performance Capital Corporation since January 1, 2004. Previously, Mr. Antonvich was the Vice President and General Counsel of Resolution Performance from May 8, 2001 to December 31, 2003. From August 2000 to May 2001, he was Senior Counsel for EGEP Inc., where he was responsible for international oil and gas transactions and providing legal support to operating assets in India. From 1995 to 2000, Mr. Antonvich represented Magma Copper Company and BHP Minerals in Tucson, Arizona and Houston, Texas, most recently serving as Senior Corporate Counsel, advising those companies on international mineral acquisitions and divestments, commercial and general corporate matters, operational and environmental issues related to mining and mineral processing activities, and complex litigation. From 1987 to 1995, he was in private practice in the Washington, D.C. area, following graduation from the Georgetown University Law Center.

Sarah R. Coffin was appointed Executive Vice President and President of Performance Products effective February 14, 2005 to oversee our oilfield, foundry, electronics and wood products industries, including operations in the Asia-Pacific region. Prior to joining the Company, she was employed by Seaman Corporation where she had the position of Vice President Sales and Marketing from May 31, 2004 to February 2005. From August 2002 to March 2003, Ms. Coffin was Senior Vice President Global Sourcing, Human Resources and Information Technology of Noveon, Inc., a global producer of performance polymer systems and adhesives. From 1998 to 2002, she was Group President Specialty Plastics and Polymer Additives, Senior Vice President and General Manager Performance Coatings with BF Goodrich Performance Materials Company/Noveon, Inc. She is a director of SPX Corporation.

Nathan E. Fisher was appointed Executive Vice President – Global Procurement in June 2005. Mr. Fisher served the Company as Director of Global Procurement and then Vice President, Global Procurement from July 2003 to June 2005. From March 2003 to June 2003, he was Director, Strategic Raw Materials. Prior to joining the Company, from January 2000 to February 2003, Mr. Fisher was Global Chemicals Procurement Manager for Eastman Chemical Company.

Kevin W. McGuire was appointed Executive Vice President – Chief Information Officer in June 2005. He has served the Company as Chief Information Officer since November 2002, being elected a Vice President in April 2004. Prior to joining the Company, from July 2000 to June 2002, he served as Chief Operating Officer of Brainbench, Inc. From May 1997 to July 2000 he was Senior Director of Information Technology and Process Automation for Union Carbide Corporation.

Richard L. Monty was appointed Executive Vice President – Environment Health & Safety effective January 26, 2004. Prior to joining the Company, he was employed by Huntsman Corporation from July 1992 to January 2004 in various Environmental Health and Safety positions, ultimately serving as Director, Global Environmental Health & Safety from 2001 to January 2004.

Raymond H. Glaser was appointed Vice President – Strategy & Development in August 2002. Prior to joining the Company, he served as Director of Business Development for W.R. Grace & Co. from October 1999 to August 2002. Prior to that, he worked in several capacities from May 1996 to October 1999 for Allied Signal’s Performance Polymers division, including as Director of New Ventures.

Nipesh Shah was appointed Vice President – Six Sigma in November 2004. Prior to joining the Company, Mr. Shah was Vice President of Six Sigma Plus for Honeywell Security Group, from March 2002 to July 2004. From August 1999 to February 2002, he served as Six Sigma Plus Leader/Master Black Belt at Avery Dennison, Inc.

George F. Knight joined the Company in 1997. From 1999-2001, he served as Vice President of Finance for Borden Foods Corporation, an affiliate of the Company. In 2001, he re-joined the Company and was appointed Vice President – Finance and Treasurer of the Company in July 2002. He was promoted to Senior Vice President in June 2005.

Joshua J. Harris was elected a director of the Company on August 12, 2004. Mr. Harris is a founding Senior Partner at Apollo and has served as an officer of certain affiliates of Apollo since 1990. Prior to that time, Mr. Harris was a member of the Mergers and Acquisitions Department of Drexel Burnham Lambert Incorporated. Mr. Harris is also a director of Nalco Corporation, Allied Waste Industries, Inc., Quality Distribution Inc., Metals USA, Inc. and United Agri Products. Prior to the Combinations, Mr. Harris was a director of Resolution Performance Products LLC and Resolution Specialty Materials, Inc. He is a member of the Executive Committee and Chair of the Compensation Committee of the Board of Directors.

Scott M. Kleinman was elected a director of the Company on August 12, 2004. Mr. Kleinman is a Partner at Apollo, where he has worked since February 1996. Prior to that time, Mr. Kleinman was employed by Smith Barney Inc. in its Investment Banking division. Prior to the Combinations, Mr. Kleinman was also a director of Resolution Performance Products LLC and Resolution Specialty Materials, Inc. He is a member of the Audit and Environmental Health and Safety Committees of the Board of Directors.

Robert V. Seminara was elected a director of the Company on August 12, 2004. Mr. Seminara is a Partner at Apollo and has served as an officer of certain affiliates of Apollo since January 2003. From June 1996 to January 2003, Mr. Seminara served as an officer in the private equity investment group at Evercore Partners LLC, where he held the title Managing Director. Mr. Seminara is also a director of Covalence Specialty Materials and World Kitchen, Inc. He is a member of the Executive Committee and is Chair of the Audit Committee of the Board of Directors.

Jordan C. Zaken was elected a director of the Company on June 29, 2005. Mr. Zaken is a Partner at Apollo, where he has worked since 1999. Prior to that time, Mr. Zaken was employed by Goldman, Sachs & Co. in its Mergers and Acquisitions Department. He is a member of the Compensation and Environmental Health and Safety Committees of the Board of Directors.

Pursuant to our bylaws, each director serves from the time of his election and qualification until the annual meeting of shareholders next succeeding his election and until his successor shall have been elected and shall have qualified, unless such director sooner dies, resigns or is removed by the shareholders at any annual or special meeting or by the Board of Directors for cause. Officers are elected at the annual meeting of our Board of Directors or such other time as the Board of Directors determines to be appropriate by a majority vote of the Board of Directors and shall hold office until his successor shall have been duly appointed and qualified (unless such officer sooner dies, resigns or is removed by the Board of Directors (which removal may occur with or without cause)).

Compensation of Directors

We pay our non-employee directors an annual cash retainer of $40,000, paid quarterly after each fiscal quarter of service, and a fee of $1,000 per board meeting and each committee meeting attended, and 50% of such amounts for board meetings attended via teleconference. In addition, our non-employee directors have been granted options to purchase membership units in our parent, Hexion LLC.

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

Code of Ethics

We have a Code of Business Ethics that applies to all associates, including our Chief Executive Officer and senior financial officers. These standards are designed to deter wrongdoing and to promote the honest and ethical conduct of all employees. Excerpts from the Code of Business Ethics, which address the subject areas covered by the SEC’s rules, are posted on our website: www.hexion.com under “Investor Relations – Corporate Governance.” Any substantive amendment to, or waiver from, any provision of the Code of Business Ethics with respect to any senior executive or financial officer shall be posted on this website.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer and our four next most highly compensated executive officers whom we refer to as our named executive officers, for the period ended December 31, 2005.

SUMMARY COMPENSATION TABLE

		------ANNUAL COMPENSATION-------				----LONG-TERM COMPENSATION---
						Awards			Payouts
Names and Principal Position	Year	Salary ($)	Bonus ($)		Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)		LTIP Payouts ($)	All Other Compensation (2) ($)
Craig O. Morrison President and Chief Executive Officer	2005	656,533	941,500		—	—	—		—	36,134
	2004	659,230	774,030		—	—	603,028	(5)	—	3,098,294
	2003	524,230	320,000		—	—	—		—	39,173
William H. Carter Executive Vice President and Chief Financial Officer	2005	543,803	505,411		—	—	—		—	33,216
	2004	567,277	407,161		—	—	482,442	(5)	—	3,016,446
	2003	525,300	627,100	(3)	—	—	480,000	(4)	—	56,584
Joseph P. Bevilaqua Executive Vice President	2005	338,688	211,764		—	—	—		—	16,166
	2004	347,899	230,296		—	—	201,009	(5)	—	1,548,216
	2003	266,456	126,717		—	—	—		—	15,719
Layle K. Smith (1) Executive Vice President	2005	233,333	342,291		—	—	—		—	—
Sarah R. Coffin Executive Vice President	2005	221,154	241,950		—	—	—		—	44,726

(1)	Mr. Smith became an executive of the registrant at the time of the Combinations. His compensation represents only compensation paid by the registrant since June 1, 2005.

(2)	All Other Compensation includes matching company contributions to our Retirement Savings Plan and our executive supplemental benefit plans. For 2004 these matching contributions were: Mr. Morrison $40,728; Mr. Carter $43,358 and Mr. Bevilaqua $19,434. For Messrs. Morrison and Bevilaqua, their amounts also include payments of $3,057,566 and $1,528,782, respectively, for the cancellation of their restricted stock at the time of the Borden Transaction. Of these payments, Messrs. Morrison and Bevilaqua received cash payments of $1,557,566 and $1,028,781, respectively, and the balance of the payments was credited in the form of deferred shares under the deferred compensation plan described below. In addition, for Mr. Carter, the amounts shown include one-time sale bonuses of $2,573,088, paid at the time of the Borden Transaction. A portion of the sale bonuses paid to Messrs. Carter were credited in the form of deferred shares under the deferred compensation plan. For Mr. Carter, the amount also includes the final installment ($400,000) of his retention bonus. The 2005 amount shown for Ms. Coffin includes $35,438 for moving and relocation expenses.

(3)	A portion of the bonus payment made in 2003 to Mr. Carter, $380,000, relates to installments paid for a one-time retention bonus and was paid by affiliates funded by fees paid by Borden Chemical.

(4)	In connection with the Borden Transaction, these options were settled in cash.

(5)	Represents options to purchase Hexion LLC units.

Option/SAR Grants in Last Fiscal Year

There were no options for shares of our common stock granted to named executive officers during fiscal year 2005.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

The following table provides information on options exercised in 2005 by each of our named executive officers and the value of their unexercised options at December 31, 2005.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number Of Securities Underlying Unexercised Options/SARs At Fiscal Year End		Value Of Unexercised In-The-Money Options/SARs At Fiscal Year End($)
			Exercisable(1)	Unexercisable(1)	Exercisable(2)	Unexercisable(2)
C.O. Morrison	—	—	60,303	542,725	681,424	6,132,793
W.H. Carter	—	—	48,242	434,180	545,135	4,906,234
J.P. Bevilaqua	—	—	20,101	180,908	227,141	2,044,260
L.K. Smith	—	—	31,073	78,360	405,916	686,115
S.R. Coffin	—	—	—	—	—	—

(1)	Represents options for membership units in Hexion LLC.

(2)	There is no established trading market for the Hexion LLC membership units. The value used is the estimated market value at December 12, 2005, as determined by the Board of Directors

Management Incentive Plan

Hexion maintains a management incentive plan, which we refer to as the management incentive plan, under which participants earn cash bonus compensation based upon the achievement of certain individual performance goals and Hexion’s achievement of certain financial measures. Each participant’s target award is based on a percentage of base salary. Under the management incentive plan our named executive officers’, and other senior managers’, bonuses are paid under the plan only if at least 90% of the specified target level of EBITDA (as this term is defined in the management incentive plan) is achieved. If the individual performance goals are met and at least 90% of the EBITDA target is achieved, bonuses for these senior managers range from 66% of the target award in 2005 and 25% in 2006 up to a maximum of 200% of the target award based on the actual EBITDA level achieved.

Long-Term Value Creation Reward Program

On July 28, 2005, our compensation committee approved the Long-Term Value Creation Reward Program (which we refer to as the reward program) for certain executive officers and key managers. The reward program has two components—a cash bonus component and a stock appreciation right (SAR) component. Certain participants will only receive SARs. The cash bonus awards and the SARs will vest in one-third installments over a three-year period. An individual who is granted a cash-bonus award under the reward program will have a maximum aggregate bonus opportunity of 40% or 50% of the individual’s current annualized base salary rate. One hundred percent of the individual’s cash bonus opportunity will be paid if the individual remains continuously employed by us for the three-year vesting period. The SARs will be granted with a base price equal to the price of a share of our common stock in this offering. Individuals who are granted SARs will, at the end of the three-year vesting period, receive a cash payment for each vested SAR equal to the amount (if any) that the then current market price of our common stock (based on the average market price for the preceding ten trading days) exceeds the base price of the SAR. Subject to final approval of the terms of awards under the reward program by the committee, it is expected that any portion of the cash bonus opportunity and any SARs that have not vested as of the date an individual’s employment terminates for any reason (including the individual’s death or disability) will be cancelled. Any portion of the cash bonus opportunity and any SARs that have vested as of the date the individual’s employment terminates will be paid at the end of the three-year vesting period (although payment of vested awards may be made earlier in the case of an individual’s death to his or her estate), except that if the individual’s employment is terminated by us for cause (as defined in the reward program), the individual’s entire cash bonus opportunity and all of his or her SARs, whether or not vested, will be immediately cancelled, and no payment will be made.

Hexion LLC 2004 Deferred Compensation Plan

Hexion LLC maintains the 2004 deferred compensation plan, which we refer to as the deferred compensation plan, for the benefit of certain of our former Borden Chemical executives. As described above, these executives became entitled to payment of either a sale bonus or proceeds in respect of cancelled restricted stock pursuant to the Borden Transaction. Individual deferred compensation accounts were created for these executives under the deferred compensation plan, and a portion of these payments were credited to these accounts in the form of deferred membership units. The deferred compensation plan was assumed by us in connection with the Combinations, and each deferred unit represents the right to receive one membership unit in Hexion LLC on the applicable payment date. At the discretion of the administrator of the plan, certain distributions of deferred units may be made in cash. Participants do not have any voting rights with respect to their deferred membership units held under the plan. The deferred compensation plan is an unfunded plan.

As of December 31, 2005, approximately 1.0 million deferred units were outstanding under the deferred compensation plan, of which all were vested. As of December 31, 2005, the accounts of our named executive officers have been credited with the number of deferred units as set forth opposite such executive’s name below.

Name	Deferred Units
Craig O. Morrison	241,211
William H. Carter	192,969
Joseph P. Bevilaqua	80,404
Layle K. Smith	—
Sarah R. Coffin	—

Under the deferred compensation plan, if Hexion pays a dividend or other distribution on its common stock, it will contemporaneously pay a cash bonus to each executive holding deferred shares. Such cash bonus amount with respect to any such dividend payment will be equal to the applicable per share dividend paid on the common stock multiplied by the number of deferred shares that such executive’s deferred compensation account is credited with as of the record date for such dividend payment (or the payment date if there is no record date). The number and kind of deferred shares subject to awards granted under the deferred compensation plan will be subject to adjustment in the event of reorganizations, mergers, combinations, recapitalizations, stock splits, stock dividends or other similar events that change the number or kind of shares outstanding, and extraordinary dividends or distributions of property to the stockholders. The deferred compensation plan prohibits the assignment of the deferred shares except upon an executive’s death.

Hexion LLC 2004 Stock Incentive Plan

Hexion LLC maintains a stock incentive plan for the benefit of certain employees, which we refer to as the 2004 incentive plan. The 2004 incentive plan provides for the issuance of non-qualified stock options and rights to purchase equity units in Hexion LLC.

As of December 31, 2005, 2,426,168 units were subject to awards granted under the plan. Awards granted under the 2004 incentive plan may not be assigned or transferred, except upon the participant’s death. The 2004 incentive plan will terminate ten years after its adoption and no awards may be granted under the plan thereafter. The number and kind of securities issuable under the 2004 incentive plan or subject to awards granted under the 2004 incentive plan, as well as the exercise or purchase prices of awards, will be subject to adjustment in the event of reorganizations, mergers, combinations, recapitalizations, stock splits, stock dividends or other similar events that change the number or kind of shares outstanding, and extraordinary dividends or distributions of property to the stockholders.

The employees participating in the 2004 incentive plan receive options under the 2004 stock incentive plan pursuant to individual option agreements, the terms and conditions of which will be substantially identical. Each agreement provides for the issuance of two tranches of options to purchase units. The Tranche A Options will vest 20% on each of the first five anniversaries of the grant date or, to the extent not yet vested, on the first anniversary of the closing of a sale of Hexion. Following a sale of Hexion, upon exercise of each Tranche A Option, the optionee will receive the same consideration per share as is received by Apollo in connection with such sale. All of the Tranche B Options will vest in whole or in part upon the earlier to occur of the eighth anniversary of the grant date or the date occurring six months after the date on which a sale of Hexion has been completed in the event certain financial milestones are met. Following a sale of Hexion in which such financial milestones are met, upon exercise of each Tranche B Option, the optionee will receive the same consideration per share as is received by Apollo in connection with such sale. Of the awards outstanding under the 2004 incentive plan as of December 31, 2005, 1,213,084 shares were subject to Tranche A Options and 1,213,084 shares were subject to Tranche B Options. In the event that we, or our successor, terminate a participant’s employment without cause (or the participant resigns under certain circumstances) at any time within a specified period following the sale, the participant’s options under the 2004 incentive plan may become vested and exercisable as of the date of the termination. For purposes of the 2004 incentive plan, a “sale of Hexion” generally means a sale of Hexion to one or more independent third parties, pursuant to which such party or parties acquire capital stock possessing the voting power to elect a majority of our board of directors, or a sale of all or substantially all of our assets. Furthermore, upon a realization event, we may, but are not obligated to, purchase each outstanding vested 2004 incentive plan option for an amount equal to the amount per share received in respect of the shares sold in such transaction constituting the realization event less the exercise price of the option. For purposes of the 2004 incentive plan, a “realization event” generally means a sale of Hexion as described above or any transaction or series of related transactions in which Apollo sells at least 50% of its interest in Hexion. Options granted under the 2004 incentive plan generally have a term of ten years.

Other Assumed Plans

In addition to the deferred compensation plan and the 2004 incentive plan, we maintain the following plans: the Resolution Performance 2000 Stock Option Plan (which we refer to as the Resolution Performance option plan), the Resolution Performance 2000 Non-Employee Directors Option Plan (which we refer to as the Resolution Performance director plan), the Resolution Performance Restricted Unit Plan (which we refer to as the Resolution Performance unit plan) and the Resolution Specialty 2004 Stock Option Plan (which we refer to as the Resolution Specialty plan).

These plans are administered by our board of directors or its compensation committee. The number and kind of securities subject to options granted under these plans are subject to adjustment in the event of reorganizations, mergers, combinations, recapitalizations, stock splits, stock dividends or other similar events that change the number or kind of shares outstanding, and extraordinary dividends or distributions of property to the stockholders. No options granted under these plans may be assigned or transferred, except upon the participant’s death. Each of the plans will terminate on the tenth anniversary of its adoption. Options granted under any of these plans generally have an eight-year term. Each of the Resolution Specialty plan, the Resolution Performance option plan and the Resolution Performance director plan permits the committee to reduce the exercise price of outstanding stock options granted under that plan. No further grants will be made under these plans. At the time of the Combinations, all awards granted under these plans were exchanged for awards of Hexion LLC units.

The Resolution Performance option plan provides that non-qualified or incentive stock options may be granted under the plan. As of December 31, 2005, 541,430 Hexion LLC units were subject to awards granted under the Resolution Performance option plan. The Resolution Performance director plan provides for the grant of non-qualified stock options to non-employee directors of Resolution Performance Inc. As of December 31, 2005, 96,941 Hexion LLC units were subject to awards granted under the Resolution Performance director plan. The Resolution Specialty plan provides that only non-qualified stock options may be granted under the plan. As of December 31, 2005, 970,844 Hexion LLC units were subject to awards granted under the Resolution Specialty plan (of which 756,845 were subject to awards granted to employees).

Mr. Schlanger is the sole participant in the Resolution Performance unit plan. As of December 31, 2005, Mr. Schlanger held 191,276 stock units under the Resolution Performance unit plan. These stock units will be distributed in an equivalent number of shares of Hexion LLC units upon the earliest to occur of a termination of Mr. Schlanger’s employment, a change in control event or January 1, 2009. Mr. Schlanger’s rights under the Resolution Performance unit plan are fully vested and nonforfeitable. The Resolution Performance unit plan is administered by our board of directors or its compensation committee. The number and kind of securities will be subject to adjustment in the event of reorganizations, mergers, combinations, recapitalizations, stock splits, stock dividends or other similar events that change the number or kind of shares outstanding, and extraordinary dividends or distributions of property to the stockholders. The stock units may not be assigned or transferred except in the event of Mr. Schlanger’s death.

Employment Contracts, Termination of Employment and Change-in Control Arrangements

In August 2004, we entered into employment agreements with Craig O. Morrison, Joseph P. Bevilaqua and William H. Carter. Under the terms of each of these employment agreements, the executive has agreed not to disclose any confidential information concerning our business. In addition, the executive has agreed not to solicit or hire any of our employees or solicit any of our customers, suppliers, licensees or other business relations until one year after he ceases to receive any payments under the agreement. Furthermore, the executive has agreed not to engage in any business competing with our business or products anywhere in the world where we are doing business until after he ceases to receive any payments pursuant to the agreement (or in certain circumstances, the first anniversary of such date).

Mr. Morrison’s employment agreement provides for an annual base salary of $630,000 and a target management incentive plan bonus of 100% of base salary. The agreement also provides for a perquisite payment in the amount of $40,000 annually, usual and customary health and pension benefits and a grant of 603,028 stock options at an exercise price of $6.22 per share. Mr. Morrison will be entitled to eighteen months’ severance based on his monthly base salary in the event of termination of employment by us for reasons other than for cause, death or disability or a resignation by Mr. Morrison for good reason.

Mr. Bevilaqua’s employment agreement provides for an annual base salary of $325,000 and a target management incentive plan bonus of 60% of base salary. The agreement also provides for a perquisite payment in the amount of $30,000 annually, usual and customary health and pension benefits and a grant of 201,009 stock options at an exercise price of $6.22 per share. Mr. Bevilaqua will be entitled to twelve months’ severance based on his monthly base salary in the event of termination of employment by us for reasons other than for cause, death or disability or a resignation by Mr. Bevilaqua for good reason.

Mr. Carter’s employment agreement provides for an annual base salary of $530,400 and a target management incentive plan bonus of 65% of base salary. The agreement also provides for a perquisite payment in the amount of $30,000 annually, usual and customary health and pension plan benefits and a grant of 482,422 stock options at an exercise price of $6.22 per share. Mr. Carter will be entitled to twenty-four months’ severance based on his monthly base salary in the event of termination of employment by us for reasons other than for cause, death or disability or a resignation by Mr. Carter for good reason.

Mr. Smith’s employment agreement provides for an annual base salary of $400,000 and a target bonus of 50% of base salary. The agreement also provides that we will provide usual and customary health and pension benefits. Mr. Smith will be entitled to twelve months’ severance based on his annual salary in the event of termination of employment by us for reasons other than for cause, death or disability or in the event of a resignation by Mr. Smith for good reason. Under the terms of the agreement, Mr. Smith has agreed not to disclose any confidential information concerning our business. In addition, he has agreed not to solicit or hire any of our employees until after he ceases to receive any payments under the agreement or to engage in any business that is in competition with our business until after he ceases to receive any payments pursuant to the agreement.

Ms. Coffin’s employment agreement provides for a base salary of $250,000, a target management incentive plan bonus of 50% of base salary, participation in an equity purchase program, and four weeks paid vacation. The agreement also entitles her to receive an executive perquisite payment of $25,000 and a signing bonus of $20,000, both to be paid following the first 30 days of her employment. In addition, the agreement provides that Ms. Coffin will be eligible to participate in the Company’s customary health, pension and other benefit programs in addition to the executive relocation program. To assist with her relocation to Columbus, the Company agreed to pay Ms. Coffin up to $50,000 (grossed-up for taxes) on any shortfall in the sale of her home against its appraised value, the cost of the lesser of two mortgage payments, if any, from July through September, and to provide 60 days of temporary housing.

In June 2005, we entered into an employment agreement and a consulting agreement with Mr. Schlanger, both of which were amended in January 2006. Under the terms of the amended employment agreement and the amended consulting agreement, Mr. Schlanger has agreed not to disclose any confidential information concerning our business. In addition, he has agreed not to solicit or hire any of our employees until one year after he ceases to receive any payments under the agreement. Under the terms of Mr. Schlanger’s consulting agreement, Mr. Schlanger has agreed not to solicit or hire any of our employees or solicit any of our customers until 24 months after termination of his consulting engagement. Furthermore, under the terms of the employment agreement, he has agreed not to engage in any business that is in competition with our business until after he ceases to receive any payments pursuant to the agreement (or in certain circumstances, the first anniversary of such date).

Mr. Schlanger’s amended employment agreement is effective from the closing of the Combinations through March 31, 2006 and provides for an annual base salary of $400,000 through December 31, 2005 and $12,500 per month from January 1 through March 31, 2006. The agreement also provides for a target bonus with respect to the 2005 fiscal year of 75% of base salary. The agreement provides for Mr. Schlanger to be paid a quarterly bonus of $62,500 on each of July 1, 2005 and October 1, 2005 and to be provided with usual and customary health and pension benefits. Both the target bonus and the quarterly bonus are conditioned on Mr. Schlanger being employed by us on the applicable payment date. The agreement provided for twelve months’ severance based on his annual salary in the event of termination of employment by us before December 31, 2005 for reasons other than for cause, death or disability or in the event of a resignation by Mr. Schlanger for good reason.

Mr. Schlanger’s consulting agreement extends for the three-year period commencing April 1, 2006. The agreement provides for Mr. Schlanger (i) to be paid a monthly consulting fee of $12,500, (ii) to be paid or reimbursed for his costs to maintain health insurance coverage for himself and his dependents that is similar to the coverage we provided during his employment, (iii) to be paid an amount equal to the normal fees paid to non-employee directors for first quarter 2006, which he would have received had his employment agreement not been extended to March 31, 2006, and (iv) to continue to be eligible to vest in options during the consulting period as he would have during his employment.

Retirement Benefits

The Employees Retirement Income Plan (“ERIP”) covers U.S. employees of the former Borden Chemical. This plan was amended as of January 1, 1987 to provide benefit credits equal to 3% of earnings to the extent that such credit does not exceed the Social Security wage base for the year plus 6% of eligible earnings in excess of the wage base. Earnings include annual incentive awards paid currently, but exclude any long-term incentive awards. Benefits for service through December 31, 1986 are based on the plan formula then in effect and have been converted to opening balances under the plan. Both opening balances and benefit credits receive interest credits at one-year Treasury bill rates until the participant commences receiving benefit payments. For the year 2005, the interest rate as determined in accordance with the plan language was 2.49%. Benefits vest after completion of five years of employment for employees hired on or after July 1, 1990.

The Resolution Performance Pension Plan, a defined benefit pension plan, covers employees of former Resolution Performance. Benefits under this plan are determined by formula as follows: (Final Average Pay (highest 36 of the last 120 months) multiplied by 1.6% multiplied by Years of Service) minus a Social Security Offset. Compensation under the plan includes base, incentive bonus and shift premiums. Benefits vest after 5 full years of service and benefits are computed and displayed to participants based on a single life annuity.

Employees of former Resolution Specialty are covered by a defined contribution profit sharing plan. This plan provides a benefit determined by a schedule which considers years of service and age. The contributions range from benefit credits of 1% to 15% of earnings which are less than the Social Security wage base for the year plus an incremental 1% to 5% of earnings in excess of the wage base. Contributions are made to the accounts of eligible participants annually.

The pension benefit for certain employees represented by collective bargaining agreements is calculated using a formula based on the number of years of credited service multiplied by the fixed benefit multiplier amount established in the union contract. Some employees, such as employees of Resolution Specialty, Resolution Performance and employees outside the United States, are covered by other retirement plans.

The total projected annual benefits payable upon retirement at age 65 under the formulas of the ERIP for Messrs. Morrison, Carter and Bevilaqua and Ms. Coffin, and of the Resolution Performance Pension Plan for Mr. Smith, without regard to the limits on benefits imposed under Sections 415 and 401(a)(17) of the Internal Revenue Code and recognizing supplemental pensions, as described below, are as follows for the named executive officers as of 2005: Craig O. Morrison, $108,803; William H. Carter, $127,953; Joseph P. Bevilaqua, $47,628; Layle K. Smith, $82,325; and Sarah R. Coffin, $17,047.

In addition to the pension plans described above, all eligible full-time employees are offered participation in the Retirement Savings Plan, which is a defined contribution plan. This plan allows employees of the former Borden Chemical to make pre-tax contributions from 1% to 15% of eligible earnings for highly compensated employees and 25% for all other employees. Employees of the former Borden Chemical are eligible to receive matching contributions from the Company ranging from 50% to 100% on contributions of up to 5% of eligible earnings. Employees of the former Borden Chemical who were hired prior to January 1, 1987 and have at least 120 months of service are eligible to receive company matching contributions on contributions of up to 7% of eligible earnings. Additional company contributions may be made if we achieve specified annual financial measures established at the beginning of the plan year.

Employees of the former Resolution Performance and the former Resolution Specialty can make contributions to the Retirement Savings Plan ranging from 1% to 60% and 1% to 10%, respectively. Company contributions range from 3% to 6% after completion of service of 1 and 5 years, respectively.

For certain former Borden Chemical employees, the Executive Supplemental Pension Plan provides supplemental pension benefits above the limits imposed by Sections 401(a)(17) and 415 of the Internal Revenue Code and for pension benefits with respect to any deferred compensation not considered under the ERIP, in each case, using the same formula as the ERIP. The amounts of the projected annual benefits shown above for Messrs. Morrison, Carter and Bevilaqua and Ms. Coffin under the ERIP include these supplemental pension benefits. The supplemental plan also provides an opportunity for employees whose compensation exceeds the limit under Section 401(a)(17) of the Internal Revenue Code to voluntarily elect to defer compensation, and also provides other employees with an opportunity to elect a “make-up benefit” for the benefits limited under Section 415 of the Internal Revenue Code as it relates to defined contribution plans, in each case, using the same formula as the Retirement Savings Plan. The supplemental plan benefits are unfunded and paid from our general assets.

The Company provides a nonqualified deferred compensation plan for U.S. employees of the former Resolution Performance who are participants in the Resolution Performance Inc. stock option plan. Participants may elect to defer up to 50% of base wages and 100% of bonus pay and stock option compensation. The Company’s obligations under this plan are unfunded; however, the participant’s deferred compensation contributions are made to a rabbi trust. The Company must pay tax on compensation that is deferred by the participants; however, the participants are required to reimburse the Company for taxes once the funds are withdrawn from the plan.

Compensation Committee Interlocks and Insider Participation

Messrs. Harris and Zaken are members of the Compensation Committee of the Board of Directors and both are partners of Apollo Management L.P.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of Hexion common stock, as of March 1, 2006, and shows the number of shares and percentage owned by:

•	each person known to beneficially own more than 5% of the common stock of Hexion;

•	each of Hexion’s 2005 named executive officers;

•	each member of the Board of Directors of Hexion; and

•	all of the executive officers and members of the Board of Directors of Hexion as a group.

Hexion LLC owned 100% of our outstanding common stock. Apollo, other investors and certain members of our management own their interests in our common stock set forth below through their ownership of Hexion LLC. Apollo has sole voting power and investment power with respect to the shares of the Company owned by Hexion LLC. Leon D. Black and John J. Hannan are the directors and executive officers of entities which have dispositive voting or investment control over the other entities or funds affiliated with Apollo that control Hexion LLC. Although Messrs. Black and Hannan may each be deemed a beneficial owner of shares of Hexion beneficially owned by Apollo, each such person disclaims beneficial ownership of such shares.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.

Name of Beneficial Owner	Beneficial Ownership of Equity Securities
	Shares	Percent
Apollo Management, L.P.(1)	75,154,789	91.0%
Robert Seminara (1) (2)	28,141	*
Scott Kleinman (1) (2)	86,748	*
Joshua Harris (1) (2)	86,748	*
Jordan Zaken (1) (2)	28,141	*
Marvin O. Schlanger (3)	433,169	*
Craig O. Morrison (4)	60,303	*
William H. Carter (5)	48,242	*
Joseph P. Bevilaqua (6)	20,101	*
Layle K. Smith (7)	110,373	*
Sarah R. Coffin	—	*
All Directors and Executive Officers as a group (18 persons) (8)	1,195,776	1.4%

*	less than 1%

(1)	Represents the ownership interest in the Company indirectly attributable to Apollo through Apollo’s ownership of Hexion LLC. The address of each of Apollo Investment Fund IV, L.P., Apollo Investment Fund V, L.P. and Apollo is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

(2)	Although each of Messrs. Harris, Kleinman, Zaken and Seminara may be deemed a beneficial owner of Hexion units beneficially owned by Apollo due to his status as a partner or senior partner of Apollo, each such person disclaims beneficial ownership of any such units. For Messrs. Harris and Kleinman, includes 86,748 units issuable upon the exercise of options granted to each of Messrs. Harris and Kleinman that were vested as of the date hereof. For Messrs. Seminara and Zaken, includes 28,141 units issuable upon the exercise of options granted to each Messrs. Seminara and Zaken that were vested as of the date hereof. The address of Messrs. Harris, Kleinman, Zaken and Seminara is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

(3)	Includes 99,227 units subject to option currently exercisable. Does not include 191,276 restricted stock units issued to Mr. Schlanger. The restricted stock units represent a conditional right to receive 191,726 units of Hexion upon the occurrence of certain events. The address of Mr. Schlanger is c/o Hexion Specialty Chemicals, Inc., 180 East Broad Street, Columbus, Ohio 43215.

(4)	Includes 60,303 units subject to option currently exercisable. Does not include 241,211 deferred units credited to Mr. Morrison’s account. The address of Mr. Morrison is c/o Hexion Specialty Chemicals, Inc., 180 East Broad Street, Columbus, Ohio 43215.

(5)	Includes 48,242 units subject to option currently exercisable. Does not include 192,969 deferred units credited to Mr. Carter’s account. The address of Mr. Carter is c/o Hexion Specialty Chemicals, Inc., 180 East Broad Street, Columbus, Ohio 43215.

(6)	Includes 20,101 units subject to option currently exercisable. Does not include 80,404 deferred units credited to Mr. Bevilaqua’s account. The address of Mr. Bevilaqua is c/o Hexion Specialty Chemicals, Inc., 180 East Broad Street, Columbus, Ohio 43215.

(7)	Includes 31,073 units subject to option currently exercisable. The address of Mr. Smith is c/o Hexion Specialty Chemicals, Inc., 1600 Smith Street, Houston, Texas 77002.

(8)	Includes 609,005 units of common stock issuable upon the exercise of options granted to our directors and executive officers that were vested as of the date hereof. Does not include 191,256 restricted shares issued to Mr. Schlanger under the Resolution Performance unit plan and 686,209 deferred common stock units.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Combinations

Transaction Agreement

As of April 22, 2005, Borden Chemical entered into a transaction agreement with affiliates of Resolution Performance and Resolution Specialty pursuant to which Borden Chemical agreed to combine with Resolution Performance and Resolution Specialty. Borden Chemical, Resolution Performance and Resolution Specialty are each controlled by Apollo. In connection with the consummation of the Combinations on May 31, 2005, Borden Chemical changed its name to Hexion Specialty Chemicals, Inc.

Investor Rights Agreement

On May 31, 2005, we entered into an investor rights agreement with Hexion LLC, our parent, and certain other parties (the “Investor Rights Agreement”), which governs certain aspects of our relationship with our security holders and replaces the investor rights agreements between us, Resolution Performance and Resolution Specialty, respectively, and Apollo, described below. The Investor Rights Agreement, among other things, provides for the following:

•	restricts the ability of certain security holders to transfer, assign, sell, gift, pledge, hypothecate or encumber, or otherwise dispose of, our common stock or of all or part of the voting power associated with the common stock, including precluding employee-holders of common stock from selling any shares within 12 months of a qualified public offering;

•	allows us to repurchase all or any portion of our common stock held by our employees upon the termination of their employment with us or our affiliates;

•	contains a provision that any meeting of our shareholders and in any action by written consent of our shareholders, Hexion LLC will have the ability to vote the shares of our employee-holders of common stock; and

•	permits those holders of our common stock to include their shares in a registration statement filed by us with respect to an offering of common stock (i) in connection with the exercise of any demand rights by Hexion LLC or (ii) in connection with exercise of “piggyback” registration rights by Hexion LLC.

This “piggyback” right is subject to customary cutback provisions, and furthermore, those employee-holders of our common stock will be subject to customary lock-up provisions in connection with their participation in any such offering.

The Investor Rights Agreement prohibits those of our employees or the employees of our affiliates who are parties to the agreement from soliciting or hiring any of our other employees or soliciting any of our customers, suppliers, licensees or other business relations until one year after they cease to receive any payments from us or any of our affiliates. Furthermore, the Investor Rights Agreement prohibits those employees from competing with our business or products anywhere in the world where we are doing business until they cease to receive any payments from us or our affiliates (or, in certain cases, until the first anniversary of the date on which they cease to receive payments).

The Investor Rights Agreement terminates with respect to all rights or obligations related to our common stock upon the earliest to occur of our dissolution, the sale of all or substantially all of our assets to a person or group other than Apollo and its affiliates and the transfer to a person or group other than Apollo and its affiliates of a number of shares of common stock having the power to elect a majority of our board of directors.

Registration Rights Agreement

On May 31, 2005, we entered into a registration rights agreement with Hexion LLC pursuant to which Hexion LLC has certain demand registration rights with respect to our common stock. Under this agreement, we agreed to assume the fees and expenses associated with registration. The registration rights agreement also contains customary provisions with respect to registration proceedings, underwritten offerings and indemnity and contribution rights.

Borden Chemical Amended and Restated Management Consulting Agreement

On May 31, 2005, we entered into an amended and restated management consulting agreement with Apollo (the “Amended Management Consulting Agreement”). The Amended Management Consulting Agreement allows Apollo and its affiliates to provide certain advisory services to us for a seven year period, with an automatic extension of the term for a one year period beginning on the fourth anniversary of the commencement of the agreement and at the end of each year thereafter, unless notice to the contrary is given by either party. The agreement, as later supplemented and amended, provides for an annual fee equal to the greater of $3 million and 2% of Adjusted EBITDA, as defined in the indentures governing our notes. In addition, we are also required to pay Apollo a transaction fee if we engage in any merger, acquisition or similar transaction unless we are unable to mutually agree upon the terms of Apollo’s engagement, in which case, we will be able to retain another special advisor. We paid Apollo annual fees of $2.5 million in the first quarter of 2005 pursuant to the agreement. Upon closing of the Bakelite Transaction in the second quarter of 2005, we paid a transaction fee equal to $3.7 million pursuant to the management consulting agreement. Under the management consulting agreement, we have also agreed to indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services contemplated under this agreement. The Amended Management Consulting Agreement provides that upon termination of the Amended Management Consulting Agreement in connection with a sale of the company or an initial public offering, we will pay Apollo a lump-sum amount equal to the net present value of the remaining annual management fees owing and payable by us until the expiration of the Amended Management Consulting Agreement determined using an applicable discount rate. In connection with the IPO, the Amended Management Consulting Agreement will terminate, and we will pay Apollo a lump-sum amount equal to $10 million. In addition, in connection with the IPO, we will pay Apollo $10 million for its structuring and advisory services relating to the offerings.

Resolution Performance Management Services Termination Agreement

On May 31, 2005, Resolution Performance entered into a management services termination agreement with Apollo (the “Resolution Performance Management Termination Agreement”). The Resolution Performance Management Termination Agreement provided that immediately prior to the closing of the Combinations, Apollo and Resolution Performance would be released from any and all obligations and liabilities to provide management services and pay fees under the Resolution Performance management agreement, dated as of November 14, 2000, as amended, and the Resolution Performance management agreement would have no further force and effect. In consideration of the termination, Resolution Performance paid Apollo a termination fee of $4.4 million.

Resolution Specialty—Termination of Resolution Specialty Management Consulting Agreement

The Resolution Specialty Management Consulting Agreement (as described below) was terminated in connection with the Combinations. The amount required to terminate the Resolution Specialty Management Consulting Agreement was determined by discounting the remaining annual payments under the agreement from the date of termination until the expiration of the then-current term at an annual discount rate equal to the Resolution Specialty’s then-current rate of interest on its revolving credit facility. Resolution Specialty paid Apollo a fee equal to $6.75 million on May 31, 2005, representing the amount required to terminate the Resolution Specialty Management Agreement with Apollo.

The annual management fees payable to Apollo under each of the management consulting agreements were determined through arms’-length negotiations between each of the relevant companies and Apollo, and were based on the understanding of Apollo and each relevant company of the fair value for such services, based in part on market conditions and what similarly-situated companies have paid for similar services.

Other Transactions and Arrangements

In 2001, Borden Chemical merged its foundry resins and coatings businesses with similar businesses of Delta to form HAI, in which, at the time of its formation, Borden Chemical had a 75% economic interest. The Limited Liability Agreement of HAI provides Delta the right to purchase between 3% and 5% of additional economic interest in HAI each year beginning in 2004. Pursuant to this provision, in 2004, Delta purchased an additional 5% interest, and another 5% in March 2005, thereby reducing Borden Chemical’s economic interest to 70% and 65% at December 31, 2004 and 2005, respectively. Delta’s purchase price of the interest was based on the enterprise value of HAI determined by applying a contractually agreed upon multiple to EBITDA, as defined in the agreement. Delta is limited to acquiring a maximum of 15% of additional interest in HAI under this arrangement.

In the first quarter of 2005, the Company received a payment of $7.5 million on behalf of BHI Acquisition (the predecessor to Hexion LLC) from KKR for adjustments made to the purchase price of the Company in the Apollo Transaction.

Management Promissory Notes and Other Indebtedness

In June 2001, Mark Antonvich borrowed $100,000 from Resolution Performance to finance in part his purchase of 600 shares of Resolution Performance stock and $140,000 principal amount of Resolution Performance junior subordinated notes; and in August 2001, Jeffrey M. Nodland borrowed $250,000 from Resolution Performance to finance in part his purchase of 545.4545 shares of Resolution Performance stock and $350,000 principal amount of Resolution Performance junior subordinated notes. Interest payable on each promissory note accrued at an annual rate of 10.75%. At December 31, 2005, 100% of principal and accrued interest of both loans was paid.

Resolution Specialty

Agreements in Connection with Resolution Specialty Transaction

Apollo Management Agreement

As of April 1, 2005, Resolution Specialty entered into a management consulting agreement with Apollo (the “Resolution Specialty Management Consulting Agreement”). The Resolution Specialty Management Consulting Agreement provides that Apollo and its affiliates will provide certain advisory services to Resolution Specialty for a ten year period, with an automatic extension of the term for a one year period beginning on the fourth anniversary of the commencement of the agreement and at the end of each year thereafter, unless notice to the contrary is given, provided, however, that the agreement shall automatically terminate upon the sale of the company or an initial public offering of Resolution Specialty’s equity securities meeting certain criteria. Upon termination of the Resolution Specialty Management Consulting Agreement in connection with a sale of the company or an initial public offering, Resolution Specialty shall pay Apollo a lump-sum amount equal to the net present value of the remaining annual management fees owing and payable by Resolution Specialty until the expiration of the Resolution Specialty Management Consulting Agreement determined using an applicable discount rate. The Resolution Specialty Management Consulting Agreement provides a quarterly fee to Apollo equal to $250,000. In addition, Resolution Specialty is also required to pay Apollo a transaction fee if Resolution Specialty engages in any merger (other than the Combinations), acquisition or similar transaction unless Resolution Specialty and Apollo are unable to mutually agree upon the terms of Apollo’s engagement, in which case, Resolution Specialty will be able to retain another special advisor. Under the Resolution Specialty Management Consulting Agreement, Resolution Specialty has also agreed to indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services contemplated under this agreement.

This agreement was terminated in connection with the Combinations. See “—Combinations.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Prior to the Combinations, Borden Chemical’s principal accounting firm was Deloitte & Touche LLP (“Deloitte”) and Resolution Performance’s principal accounting firm was PricewaterhouseCoopers LLP (“PwC”). Since the date of the Combinations, we have continued to use the services of both firms. The following table sets forth the fees billed by Deloitte and PwC to Borden Chemical, Resolution Performance, Resolution Specialty and the Company for 2005. With respect to 2004, the table includes fees billed by both firms to Borden Chemical and Resolution Performance for the full year, and fees billed to Resolution Specialty from August 2, 2004, the date of its acquisition.

	Years ended December 31,
	PWC		Deloitte		Total
	2005	2004	2005	2004	2005	2004
Audit fees (a)	$8	$9	$3	$2	$11	$11
Audit-related fees (b)	18	8	2	2	20	10
Tax fees (c)	—	1	—	2	—	3
All other fees	—	—	—	—	—	—

Total fees	$26	$18	$5	$6	$31	$24

(a)	Audit Fees. This category includes fees and expenses billed by PwC and Deloitte for the audits of the Company’s financial statements and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q. This category includes audit fees for engagements performed at U.S. and international locations for the fiscal years ended December 31, 2005 and 2004.

(b)	Audit-Related Fees. This category includes fees and expenses billed by PwC and Deloitte for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. This category includes fees for due diligence and other services related to the Combinations, stand-alone audits of HAI and Borden Chemical Canada, Inc., other audit-related accounting and SEC reporting services, and employee benefit plan audits.

(c)	Tax Fees. This category includes fees and expenses billed by PwC and Deloitte for domestic and international tax compliance and planning services and tax advice.

Pre-Approval Policy and Procedures. Under a policy and procedures adopted by the Audit Committee, all audit and non-audit services provided by our principal accounting firms must be pre-approved by the Audit Committee or it’s designated member. All services pre-approved by the designated member are reported to the full Audit Committee at its next regularly scheduled meeting. The pre-approval of audit and non-audit services may be given at any time up to a year before the commencement of the specified service. Under the policy, the Company is prohibited from using its principal accounting firms for certain non-audit services, the list of which is based upon the list of prohibited activities in the SEC’s rules and regulations. Pursuant to the pre-approval provisions set forth above, the Audit Committee approved all services related to the Audit Fees, Audit-Related Fees and Tax Fees described at (a) through (c) above.

Part IV

ITEM 15.	Exhibits and Financial Statement Schedules

(1)	Consolidated Financial Statements – The financial statements and related notes of Hexion Specialty Chemicals, Inc., and the report of independent registered public accounting firm are included at Item 8 of this report.

(2)	Financial Statement Schedules – Schedule II – Valuation and Qualifying Accounts and Reserves. Also included are the financial statements and related notes of Hexion Specialty Chemicals Canada, Inc., as its securities collateralize an issue being registered, as defined by Rule 3-16 of Regulation S-X under the Securities Act of 1933, and the report of independent registered public accounting firm. All other schedules are omitted because they are not applicable or not required, or because that required information is shown in either the Consolidated Financial Statements or in the notes thereto.

(3)	Exhibits Required by SEC Regulation S-K – The following Exhibits are filed herewith or incorporated herein by reference:

2.1	***†

Transaction Agreement dated as of April 22, 2005 among Resolution Performance Holdings LLC, Resolution Performance Products Inc., Resolution Performance Products LLC, Resolution Specialty Materials Holdings LLC, Resolution Specialty Materials LLC, Lawter International Inc., BHI Acquisition Corp., BHI Merger Sub Inc., and Borden Chemical Inc.

2.2†

Amended and Restated Master Sale Agreement (US) dated as of November 14, 2000 among Shell Oil Company, Resin Acquisition, LLC and Resolution Performance Products Inc. (incorporated by reference to Exhibit 2.1 to Resolution Performance’s Registration Statement on Form S-4 filed on March 16, 2001 (File No. 333-57170))

2.3†

Amended and Restated SPNV Resins Sale Agreement dated as of November 14, 2000 between Shell Oil Company and Resolution Performance Products Inc. (incorporated by reference to Exhibit 2.2 to Resolution Performance’s Registration Statement on Form S-4 filed on March 16, 2001 (File No. 333-57170))

2.4

Assignment and Assumption Agreement dated November 13, 2000 between Resolution Performance Products Inc. and Resolution Performance Products LLC (incorporated by reference to Exhibit 2.3 to Resolution Performance’s Registration Statement on Form S-4 filed on March 16, 2001 (File No. 333-57170))

2.5

Assignment and Assumption Agreement dated November 14, 2000 between Resin Acquisition, LLC and Resolution Performance Holdings LLC (incorporated by reference to Exhibit 2.4 to Resolution Performance’s Registration Statement on Form S-4 filed on March 16, 2001 (File No. 333-57170))

3.1

Amended and Restated Certificate of Incorporation of Borden Chemical dated January 11, 2005 (incorporated by reference to Exhibit 3.5 to Amendment No.1 of the Registrant’s Registration Statement on Form S-4 filed on December 27, 2005 (File No. 333-122826))

3.2		Amended and Restated Bylaws of Borden Chemical dated December 15, 2004 (incorporated by reference to Exhibit (3)(ii) to the Form 10-K filed on March 24, 2005 (File No. 001-00071))

4.1

Form of Indenture between the registrant and The First National Bank of Chicago, as Trustee, dated as of January 15, 1983, as supplemented by the First Supplemental Indenture dated as of March 31, 1986, and the Second Supplemental Indenture, dated as of June 26, 1996, relating to the $200,000,000 8 3/8% Sinking Fund Debentures due 2016, incorporated herein by reference from Exhibits (4)(a) and (b) to Amendment No. 1 to Registration

Statement on Form S-3, File No. 33-4381 and Exhibit (4)(iv) to the June 30, 1996, Form 10-Q.

4.2	Form of Indenture between Borden Chemical and The Bank of New York, as Trustee, dated as of December 15, 1987, as supplemented by the First Supplemental Indenture dated as of December 15, 1987, and the Second Supplemental Indenture dated as of February 1, 1993, and the Third Supplemental Indenture dated as of June 26, 1996, (incorporated herein by reference from Exhibits (4)(a) through (d) to Borden Chemical’s Registration Statement on Form S-3, File No. 33-45770 and Exhibit (4)(iii) to the June 30, 1996, Form 10-Q filed on August 14, 1996 (File No. 001-00071)), relating to the following Debentures and Notes:

(a) The $200,000,000 9 1/5% Debentures due 2021.

(b) The $250,000,000 7 7/8% Debentures due 2023.

4.3	Indenture dated as of August 12, 2004 among Borden U.S. Finance Corp. and Borden Nova Scotia Finance, ULC, as Issuers, Borden Chemical, and Wilmington Trust Company, as Trustee, relating to: (a) the $150,000,000 Second-Priority Senior Secured Floating Rate Notes due 2010 and (b) the $325,000,000 9% Second-Priority Senior Secured Notes due 2014 (incorporated by reference to Exhibit 4(i) to Borden Chemical’s Form 10-Q filed on November 15, 2004, File No. 001-00071)

4.4	Indenture, dated as of November 14, 2000, among Resolution Performance Products LLC, Resolution Performance Capital Corporation and The Bank of New York, as trustee, relating to 13 1/2% Senior Subordinated Notes Due 2010 (incorporated by reference to Exhibit 4.1 to Resolution Performance’s Registration Statement on Form S-4 filed on March 16, 2001 (File No. 333-57170))

4.5	Form of 13 1/2% Senior Subordinated Note Due 2010 (included as Exhibit B to Exhibit 4.9)

4.6	Indenture dated as of April 9, 2003 among Resolution Performance Products LLC, Resolution Performance Capital Corporation and Deutsche Bank Trust Company Americas, as trustee, relating to 9 1/2% Senior Second Secured Notes Due 2010 (incorporated by reference to Exhibit 4.6 to Resolution Performance’s Registration Statement on Form S-4 filed on April 25, 2003 (File No. 333-104750))

4.7	Form of 9 1/2% Senior Second Secured Note due 2010 (included as Exhibit B to Exhibit 4.12)

4.8	Indenture dated as of December 22, 2003 among Resolution Performance Products LLC, Resolution Performance Capital Corporation and The Bank of New York, as trustee, relating to 8% Senior Secured Notes due 2009 (incorporated by reference to exhibit 4.11 to Resolution Performance’s Registration Statement on Form S-4 filed on January 20, 2004 (File No. 333-112016))

4.9	Form of exchange note for the 8% Senior Secured Notes due 2009 (included as Exhibit B to Exhibit 4.14)

4.10***	Indenture dated as of May 20, 2005 among Borden Chemical US Finance Corp., Borden 2 Nova Scotia Finance, ULC, as Issuers, Hexion Specialty Chemicals, Inc. and Wilmington Trust Company, as Trustee, relating to the $150,000,000 Second-Priority Senior Secured Floating Rate Notes due 2010

4.11***	First Supplemental Indenture, dated as of May 31, 2005 among Resolution Performance Capital Corporation, Resolution Specialty Materials, LLC, Resolutions’ JV LLC, Lawter International, Inc., Resolution Specialty Materials Capital Corp., Borden Chemical International, Inc., Bakelite North America Holding Company, Bakelite Epoxy Polymers Corporation, Oilfield Technology Group, Inc. and Borden Services Company, as Additional

Subsidiary Guarantors, Hexion Specialty Chemicals, Inc., Borden U.S. Finance Corp. and Borden Nova Scotia Finance, ULC and Wilmington Trust Company, as Trustee to the Indenture dated as of August 12, 2004 among Borden U.S. Finance Corp., Borden Nova Scotia Finance, ULC, as Issuers, Borden Chemical and Wilmington Trust Company, as Trustee relating to: (a) the $150,000,000 Second-Priority Senior Secured Floating Rate Notes due 2010 and (b) the $325,000,000 9% Second-Priority Senior Secured Notes due 2014

4.12***	Supplemental Indenture dated as of May 31, 2005 among Borden U.S. Finance Corp., Borden Nova Scotia Finance, ULC, the guarantors named therein and Wilmington Trust Company, as Trustee to the Indenture dated May 20, 2005 among Borden Chemical US Finance Corp. and Borden 2 Nova Scotia Finance, ULC, as Issuers, Hexion Specialty Chemicals, Inc. and Wilmington Trust Company, as Trustee relating to the $150,000,000 Second-Priority Senior Secured Floating Rate Notes due 2010

4.13***	First Supplemental Indenture dated as of May 31, 2005, among Resolution Performance Products Corp., Resolution Performance Capital Corporation, the guarantors named therein and The Bank of New York, as Trustee, to the Indenture dated as of November 14, 2000, among Resolution Performance Products LLC, Resolution Performance Capital Corporation and The Bank of New York, as Trustee, relating to 13 1/2% Senior Subordinated Notes Due 2010

4.14***	First Supplemental Indenture dated as of May 31, 2005, among Resolution Performance Products Corp., Resolution Performance Capital Corporation, the guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee, to the Indenture dated as of April 9, 2003, among Resolution Performance Products LLC, Resolution Performance Capital Corporation and Deutsche Bank Trust Company Americas, as Trustee, relating to 9 1/2% Senior Second Secured Notes Due 2010

4.15***	First Supplemental Indenture dated as of May 31, 2005, among Resolution Performance Products Corp., Resolution Performance Capital Corporation, the guarantors named therein and The Bank of New York, as Trustee, to the Indenture dated as of December 22, 2003, among Resolution Performance Products LLC, Resolution Performance Capital Corporation and The Bank of New York, as Trustee, relating to 8% Senior Secured Notes due 2009

4.16***	Second Supplemental Indenture dated as of May 31, 2005, among Hexion Specialty Chemicals, Inc., Resolution Performance Capital Corporation, the guarantors named therein and The Bank of New York, as Trustee, to the Indenture dated as of November 14, 2000, as supplemented, among Resolution Performance Products LLC, Resolution Performance Capital Corporation and The Bank of New York, as Trustee, relating to 13 1/2% Senior Subordinated Notes Due 2010

4.17***	Second Supplemental Indenture dated as of May 31, 2005, among Hexion Specialty Chemicals, Inc., Resolution Performance Capital Corporation, the guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee, to the Indenture dated as of April 9, 2003, as supplemented, among Resolution Performance Products LLC, Resolution Performance Capital Corporation and Deutsche Bank Trust Company Americas, as Trustee, relating to 9 1/2% Senior Second Secured Notes Due 2010

4.18***	Second Supplemental Indenture dated as of May 31, 2005, among Hexion Specialty Chemicals, Inc., Resolution Performance Capital Corporation, the guarantors named therein and The Bank of New York, as Trustee, to the Indenture dated as of December 22, 2003, as supplemented, among Resolution Performance Products LLC, Resolution Performance Capital Corporation and The Bank of New York, as Trustee, relating to 8% Senior Secured Notes due 2009

4.19	Second Supplemental Indenture, dated as of December 23, 2005 among Hexion CI Holding Company (China) LLC, as Additional Subsidiary Guarantor, Hexion Specialty Chemicals, Inc., Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC and Wilmington Trust Company, as Trustee, to the Indenture dated as of August 12, 2004 among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, as Issuers, Hexion Specialty Chemicals, Inc. and Wilmington Trust Company, as Trustee relating to: (a) the $150,000,000 Second-Priority Senior Secured Floating Rate Notes due 2010 and (b) the $325,000,000 9% Second-Priority Senior Secured Notes due 2014 (incorporated by reference to Exhibit 4.27 to Amendment No. 1 to of the Registrant’s Registration Statement on Form S-4 filed on December 27, 2005 (File No. 333-122826))

4.20	Second Supplemental Indenture, dated as of December 23, 2005 among Hexion CI Holding Company (China) LLC, as Additional Subsidiary Guarantor, Hexion Specialty Chemicals, Inc., Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC and Wilmington Trust Company, as Trustee, to the Indenture dated as of May 20, 2005 among Hexion U.S. Finance Corp., Hexion Nova Scotia Finance, ULC, as Issuers, Hexion Specialty Chemicals, Inc. and Wilmington Trust Company, as Trustee relating to the $150,000,000 Second-Priority Senior Secured Floating Rate Notes due 2010 (incorporated by reference to Exhibit 4.28 to Amendment No. 1 to of the Registrant’s Registration Statement on Form S-4 filed on December 27, 2005 (File No. 333-122826))

4.21	Third Supplemental Indenture, dated as of December 23, 2005 among Hexion Specialty Chemicals, Inc., HSC Capital Corporation, the guarantor named therein and The Bank of New York, as Trustee, to the Indenture dated as of November 14, 2000, as supplemented, among Hexion Specialty Chemicals, Inc., HSC Capital Corporation and The Bank of New York, as Trustee, relating to the 131/2% Senior Subordinated Notes Due 2010 (incorporated by reference to Exhibit 4.29 to Amendment No. 1 to of the Registrant’s Registration Statement on Form S-4 filed on December 27, 2005 (File No. 333-122826))

4.22	Third Supplemental Indenture, dated as of December 23, 2005 among Hexion Specialty Chemicals, Inc., HSC Capital Corporation, the guarantor named therein and Deutsche Bank Trust Company Americas, as Trustee, to the Indenture dated as of April 9, 2003, as supplemented, among Hexion Specialty Chemicals, Inc., HSC Capital Corporation and Deutsche Bank Trust Company Americas, as Trustee, relating to the 91/2% Senior Second Secured Notes Due 2010 (incorporated by reference to Exhibit 4.30 to Amendment No. 1 to of the Registrant’s Registration Statement on Form S-4 filed on December 27, 2005 (File No. 333-122826))

4.23	Third Supplemental Indenture, dated as of December 23, 2005 among Hexion Specialty Chemicals, Inc., HSC Capital Corporation, the guarantor named therein and The Bank of New York, as Trustee, to the Indenture dated as of December 22, 2003, as supplemented, among Hexion Specialty Chemicals, Inc., HSC Capital Corporation and The Bank of New York, as Trustee, relating to the 8% Senior Secured Notes due 2009 (incorporated by reference to Exhibit 4.31 to Amendment No. 1 to of the Registrant’s Registration Statement on Form S-4 filed on December 27, 2005 (File No. 333-122826))

10.1	Amended and Restated Executive Supplemental Pension Plan, dated as of January, 1996 (incorporated by reference to Exhibit (10)(xiii) to Borden Chemical’s December 31, 1998 Form 10-K filed on March 31, 1999 (File No. 001-00071))

10.2	Advisory Directors Plan incorporated by reference to Exhibit 10(viii) to Borden Chemical’s 1989 Form 10-K Annual Report.

10.3	Prerequisite Benefits Policy (incorporated by reference to Exhibit (10)(xviii) to Borden Chemical’s December 31, 2001 Form 10-K filed on March 29, 2002 (File No. 001-00071))

10.4	Master Asset Conveyance and Facility Support Agreement, dated as of December 20, 2002, between Borden Chemical and Borden Chemicals and Plastics Operating Limited Partnership (incorporated by reference to Exhibit (10)(xxvi) to Borden Chemical’s December 31, 2002 Form 10-K filed on March 28, 2003 (File No. 001-00071))

10.5	Environmental Servitude Agreement, dated as of December 20, 2002, between Borden Chemical and Borden Chemicals and Plastics Operating Limited Partnership (incorporated by reference to Exhibit (10)(xxvii) to Borden Chemical’s December 31, 2002 Form 10-K filed on March 28, 2003 (File No. 001-00071))

10.6	Stock Purchase Agreement dated as of July 5, 2004 among BHI Investment, LLC, BW Holdings LLC, Borden Holdings, Inc. Borden Chemical, Inc. Craig O. Morrison and Joseph P. Bevilaqua (incorporated by reference to Exhibit (10)(i) to Borden Chemical’s June 30, 2004 Form 10-Q filed on July 26, 2004 (File No. 001-00071))

10.7	Amended and Restated Employment Agreement dated as of August 12, 2004 between the Company and Craig O. Morrison (incorporated by reference to Exhibit 10(i) to Borden Chemical’s September 30, 2004 Form 10-Q filed on November 15, 2004 (File No. 001-00071))

10.8	Amended and Restated Employment Agreement dated as of August 12, 2004 between the Company and Joseph P. Bevilaqua (incorporated by reference to Exhibit 10(ii) to Borden Chemical’s September 30, 2004 Form 10-Q filed on November 15, 2004 (File No. 001-00071))

10.9	Amended and Restated Employment Agreement dated as of August 12, 2004 between the Company and William H. Carter. (incorporated by reference to Exhibit 10(iii) to Borden Chemical’s September 30, 2004 Form 10-Q filed on November 15, 2004 (File No. 001-00071))

10.10	BHI Acquisition Corp. 2004 Deferred Compensation Plan (incorporated by reference to Exhibit 10(iv) to Borden Chemical’s September 30, 2004 Form 10-Q filed on November 15, 2004 (File No. 001-00071))

10.11	BHI Acquisition Corp. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10(v) to Borden Chemical’s September 30, 2004 Form 10-Q filed on November 15, 2004 (File No. 001-00071))

10.12	Investor Rights Agreement dated as of August 12, 2004 among BHI Acquisition Corp., and The Holders that are parties thereto (incorporated by reference to Exhibit 10(vi) to Borden Chemical’s September 30, 2004 Form 10-Q filed on November 15, 2004 (File No. 001-00071))

10.13	Registration Rights Agreement dated as of August 12, 2004 among BHI Acquisition Corp., BHI Investment, LC, and the Management Holders party thereto (incorporated by reference to Exhibit 10(vii) to Borden Chemical’s September 30, 2004 Form 10-Q filed on November 15, 2004 (File No. 001-00071))

10.14

Amendment No. 1 dated as of August 11, 2004, to the Stock Purchase Agreement dated July 5, 2004 by and among BHI Investment, LLC, Borden Holdings, Inc., Borden Chemical, Inc., Craig O. Morrison and Joseph P. Bevilaqua (incorporated by reference to Exhibit 10(viii) to the Form 10-Q filed on November 15, 2004 (File No. 001-00071))

10.15

Management Consulting Agreement dated as of August 12, 2004 between Borden Chemical, Inc. and Apollo Management V, L.P. (incorporated by reference to Exhibit 10(ix) to Borden Chemical’s September 30, 2004 Form 10-Q filed on November 15, 2004 (File No. 001-00071))

10.16

Amended and Restated Loan and Security Agreement dated as of August 12, 2004 among the Company, Borden Chemical Canada, Inc. Borden Chemical UK Limited, Borden Chemical GB Limited, the Lenders named therein, Credit Suisse First Boston, as Agent, and Fleet Capital Corporation, as U.S. Collateral Agent (incorporated by reference to Exhibit 10(x) to Borden Chemical’s September 30, 2004 Form 10-Q filed on November 15, 2004 (File No. 001-00071)).

10.17

Share Purchase Agreement dated October 6, 2004 among RÜTGERS AG, RÜTGERS Bakelite Projekt GmbH, National Borden Chemical Germany GmbH, and Borden Chemical, Inc. (incorporated by reference to Exhibit 10(xi) to Borden Chemical’s September 30, 2004 Form 10-Q filed on November 15, 2004 (File No. 001-00071))

10.18

Secured Promissory Note dated August 10, 2001 from Jeffrey M. Nodland to Resolution Performance Product LLC (incorporated by reference to Exhibit 10.2 to Resolution Performance’s September 30, 2004 Form 10–Q filed on November 14, 2001 (File No. 333-57170))

10.19

Pledge Agreement dated August 10, 2001 between Jeffrey M. Nodland and Resolution Performance Products LLC (incorporated by reference to Exhibit 10.3 to Resolution Performance’s September 30, 2001 Form 10–Q filed on November 14, 2001 (File No. 333-57170))

10.20

Secured Promissory Note dated June 18, 2001 from Mark S. Antonvich to Resolution Performance Products LLC (incorporated by reference to Exhibit 10.4 to Resolution Performance’s September 30, 2001 Form 10–Q filed on November 14, 2001 (File No. 333-57170))

10.21

Pledge Agreement dated June 18, 2001 between Mark S. Antonvich to Resolution Performance Products LLC (incorporated by reference to Exhibit 10.5 to Resolution Performance’s September 30, 2001 Form 10–Q filed on November 14, 2001 (File No. 333-57170))

10.22

Intellectual Property Transfer and License Agreement and Contribution Agreement dated as of November 14, 2000 between Shell Oil Company and Resolution Performance Products LLC (incorporated by reference to Exhibit 10.13 to Resolution Performance’s Registration Statement on Form S-4 filed on March 16, 2001 (File No. 333-57170))

10.23

Intellectual Property Transfer and License Agreement and Contribution Agreement dated as of November 14, 2000 between Shell Internationale Research Maatschappij B.V. and Shell Epoxy Resins Research B.V (incorporated by reference to Exhibit 10.14 to Resolution Performance’s Registration Statement on Form S-4 filed on March 16, 2001 (File No. 333-57170)).

10.24	Management Consulting Agreement dated as of November 14, 2000 among Resolution Performance Products LLC and Apollo Management IV, L.P. (incorporated by reference to

Exhibit 10.18 to Resolution Performance’s Registration Statement on Form S-4 filed on March 16, 2001 (File No. 333-57170))

10.25	First Amended and Restated Deer Park Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Shell Chemical Company, for itself and as agent for Shell Oil Company, and Resolution Performance Products LLC (incorporated by reference to Exhibit 10.19 to Resolution Performance’s Registration Statement on Form S-4 filed on March 16, 2001 (File No. 333-57170))

10.26	First Amended and Restated Norco Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Shell Chemical Company, for itself and as agent for Shell Oil Company, and Resolution Performance Products LLC (incorporated by reference to Exhibit 10.20 to Resolution Performance’s Registration Statement on Form S-4 filed on March 16, 2001 (File No. 333-57170))

10.27	First Amended and Restated Pernis Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Raffinaderij B.V. (incorporated by reference to Exhibit 10.21 to Resolution Performance’s Registration Statement on Form S-4 filed on March 16, 2001 (File No. 333-57170))

10.28	First Amended and Restated Pernis Site Services, Utilities, Materials and Facilities Agreement dated November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Chemie B.V. (incorporated by reference to Exhibit 10.22 to Resolution Performance’s Registration Statement on Form S-4 filed on March 16, 2001 (File No. 333-57170))

10.29	Deer Park Ground Lease and Grant of Easements dated as of November 1, 2000 between Shell Oil Company and Resolution Performance Products LLC (incorporated by reference to Exhibit 10.23 to Resolution Performance’s Registration Statement on Form S-4 filed on March 16, 2001 (File No. 333-57170))

10.30	Norco Ground Lease and Grant of Servitudes dated as of November 1, 2000 between Shell Oil Company and Resolution Performance Products LLC (incorporated by reference to Exhibit 10.24 to Resolution Performance’s Registration Statement on Form S-4 filed on March 16, 2001 (File No. 333-57170))

10.31	Amended and Restated Agreement of Sub—Lease (Pernis) dated as of November 1, 2000 between Resolution Europe B.V. (f/k/a Resolution Nederland B.V., f/k/a Shell Epoxy Resins Nederland B.V.) and Shell Nederland Raffinaderij B.V. (incorporated by reference to Exhibit 10.25 to Resolution Performance’s Registration Statement on Form S-4 filed on March 16, 2001 (File No. 333-57170))

10.32	Resolution Performance Products Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.26 to Resolution Performance’s Registration Statement on Form S-4 filed on March 16, 2001 (File No. 333-57170))

10.33	Resolution Performance Products Inc. 2000 Non—Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.27 to Resolution Performance’s Registration Statement on Form S-4 filed on March 16, 2001 (File No. 333-57170))

10.34	Amended and Restated Resolution Performance Products, Inc. Restricted Unit Plan (incorporated by reference to Exhibit 10.34 to Amendment No.5 of the Registrant’s Registration Statement on Form S-1 filed on September 19, 2005 (File No. 333-124287))

10.35	Amendment No. 1 dated March 15, 2002 to the Management Consulting Agreement dated November 14, 2000 between Resolution Performance Products LLC, a Delaware corporation, and Apollo Management IV, L.P., a Delaware limited partnership (incorporated by reference to Exhibit 10.1 to Resolution Performance’s March 31, 2002 Form 10–Q filed on May 8, 2002 (File No. 333-57170))

10.36	Amendment No. 2 dated as of January 1, 2003 to the Management Consulting Agreement dated November 14, 2000, as amended, between Resolution Performance Products LLC, a Delaware limited liability company, and Apollo Management IV, L.P., a Delaware limited partnership (incorporated by reference to Exhibit No. 10.43 to Resolution Performance’s Amendment No. 1 to Registration Statement on Form S-4 filed on February 12, 2003 (File No. 333-57170))

10.37	Amendment No. 3 dated February 17, 2003 to the Management Consulting Agreement dated November 14, 2000, as amended, between Resolution Performance Products LLC and Apollo Management IV, L.P., a Delaware limited partnership (incorporated by reference to Exhibit No. 10.50 to Resolution Performance’s December 31, 2002 Form 10–K filed on March 25, 2003 (File No. 333-57170))

10.38	Employment Agreement dated as of May 10, 2004 by and between Resolution Performance Products LLC, and David S. Graziosi (incorporated by reference to Exhibit 10.3 to Resolution Performance’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2004 (file No. 333-571701))

10.39	Letter Agreement dated December 3, 2004 between Borden Chemical, Inc. and Apollo Management V, L.P. (incorporated by reference to Exhibit 10.10 to Borden Chemical’s Registration Statement on Form S-4 filed on February 14, 2005 (File No. 333-1228626))

10.40	Form of Non-Qualified Stock Option Agreement between BHI Acquisition Corp. and certain optionees (incorporated by reference to Exhibit 10.12 to Borden Chemical’s Registration Statement on Form S-4 filed on February 14, 2005 (File No. 333-1228626))

10.41	Terms of employment dated November 9, 2004 between Judy A. Sonnett and Borden Chemical, Inc. (incorporated by reference to Exhibit 10.9 to Borden Chemical’s form 10-K filed on March 24, 2005 (File No. 001-00071))

10.42***	Credit Agreement dated as of August 2, 2004 among Resolution Specialty Materials Inc., Resolution Specialty Materials LLC, the various lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, and Bear Stearns Corporate Lending Inc., as Syndication Agent.

10.43	Credit Agreement dated as of January 24, 2005 among Resolution Performance Products Inc., Resolution Performance Products LLC, Resolution Performance Capital Corporation, Resolution Europe B.V., the various lender parties thereto, General Electric Capital Corporation, as a US Lender, Initial US L/C Issuer, Collateral Agent and as US Agent, and GE Leveraged Loans Limited, as Netherlands Agent, Netherlands L/C Issuer, Netherlands Security Trustee and a Netherlands Lender (incorporated by reference to Exhibit 10.1 to Resolution Performance’s Current Report on Form 8-K dated January 24, 2005 (File No. 333-571701))

10.44	US Guaranty dated as of January 24, 2005 among Resolution Performance Products Inc., Resolution Performance Capital Corporation and General Electric Capital Corporation, on behalf of itself and US Lenders (incorporated by reference to Exhibit 10.2 to Resolution Performance’s Current Report on Form 8-K dated January 24, 2005 (File No. 333-571701))

10.45	Second Amended and Restated Security Agreement dated as of January 24, 2005, by and among Resolution Performance Products Inc., Resolution Performance Products LLC, Resolution Performance Capital Corporation and General Electric Capital Corporation, on behalf of itself and Secured Creditors (incorporated by reference to Exhibit 10.3 to

Resolution Performance’s Current Report on Form 8-K dated January 24, 2005 (File No. 333-571701))

10.46	Second Amended and Restated Pledge Agreement dated as of January 24, 2005, by and among Resolution Performance Products Inc., Resolution Performance Products LLC, Resolution Performance Capital Corporation and General Electric Capital Corporation as Collateral Agent, on behalf of itself a Secured Creditors (incorporated by reference to Exhibit 10.4 to Resolution Performance’s Current Report on Form 8-K dated January 24, 2005 (File No. 333-571701))

10.47	Amended and Restated Intercreditor Agreement dated as of January 24, 2005, among General Electric Capital Corporation as Collateral Agent for the benefit of the First Lien Creditors, General Electric Capital Corporation, as Administrative Agent for the Benefit of the Bank Lender Creditors, and The Bank of New York, as trustee for its benefit and the benefit of the holders from time to time of the Additional Senior Secured Notes, and acknowledged and agreed to by the US Credit Parties from time to time party hereto (incorporated by reference to Exhibit 10.5 to Resolution Performance’s Current Report on Form 8-K dated January 24, 2005 (File No. 333-571701))

10.48	First Deed of Pledge of Shares in the capital of Resolution Holdings B.V. by Resolution Performance Products LLC in favor of General Electric Capital Corporation (incorporated by reference to Exhibit 10.6 to Resolution Performance’s Current Report on Form 8-K dated January 24, 2005 (File No. 333-571701))

10.49	Second Deed of Pledge of Shares in the capital of Resolution Holdings B.V. by Resolution Performance Products LLC in favor of General Electric Capital Corporation (incorporated by reference to Exhibit 10.7 to Resolution Performance’s Current Report on Form 8-K dated January 24, 2005 (File No. 333-571701))

10.50	Indemnity Agreement dated as of March 29, 2005, among Resolution Performance Products Inc., Resolution Performance Products LLC and the indemnified party, Carl S. Stutts (incorporated by reference to Exhibit 10.73 to Resolution Performance’s Annual Report on Form 10-K for the Year ended December 31, 2004 (File No. 333-571701))

10.51***	Resolution Specialty Materials Inc. 2004 Stock Option Plan

10.52***	Form of Nonqualified Stock Option Agreement for Resolution Specialty Materials Inc. 2004 Stock Option Plan

10.53***	Form of Nonqualified Stock Option Agreement for Resolution Performance Products Inc. 2000 Stock Option Plan

10.54***	Form of Nonqualified Stock Option Agreement for Resolution Performance Products Inc. 2000 Non-Employee Director Stock Option Plan

10.55	Terms of employment dated January 21, 2005 between Sarah R. Coffin and the Company (incorporated by reference to Exhibit (10) to Borden Chemical’s Current Report on Form 8-K dated February 14, 2005 (File No. 001-00071))

10.56	Employment Agreement dated December 14, 2004 between Resolution Specialty Materials LLC and Jeffrey M. Nodland. (incorporated by reference to Exhibit 10.56 to Amendment No. 6 of the Registrant’s Registration Statement on Form S-1 filed on November 21, 2005 (File No. 333-124287))]

10.57	Terms of employment dated December 31, 2003 between C.H. Morton and the Company (incorporated by reference to Exhibit 10(x) to Borden Chemical’s Annual Report on Form 10-K for the Year ended December 31, 2004 (File No. 001-00071))

10.58***	Employment Agreement dated as of June 1, 2005 between Hexion Specialty Chemicals, Inc. and Marvin O. Schlanger

10.59***	Consulting Agreement dated as of June 1, 2005 between Hexion Specialty Chemicals, Inc. and Marvin O. Schlanger

10.60***	Employment Agreement dated as of June 1, 2005 between Hexion Specialty Chemicals, Inc. and Layle K. Smith

10.61***	Employment Agreement dated as of June 1, 2005 between Hexion Specialty Chemicals, Inc. and Mark S. Antonvich

10.62***	Amended and Restated Investor Rights Agreement dated as of May 31, 2005 between Hexion LLC, Hexion Specialty Chemicals, Inc. and the holders that are party thereto

10.63***	Registration Rights Agreement dated as of May 31, 2005 between Hexion Specialty Chemicals, Inc. and Hexion LLC

10.64***	Management Consulting Agreement dated as of May 31, 2005 between Resolution Specialty Materials LLC and Apollo Management IV, L.P.

10.65***	Amended and Restated Consulting Agreement dated as of May 31, 2005 between Borden Chemical, Inc. and Apollo Management V, L.P.

10.66***	Management Services Termination Agreement dated as of May 31, 2005 between Resolution Performance Products, LLC and Apollo Management IV, L.P.

10.67***†	Credit Agreement dated as of May 31, 2005 among Hexion LLC, Hexion Specialty Chemicals, Inc., Borden Chemical Canada, Inc., Resolution Europe B.V., Borden Chemical GB Limited, Borden Chemical UK Limited, Bakelite AG, the various lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, Credit Suisse, as Documentation Agent, and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Credit Suisse, as Joint Lead Arrangers and Joint Bookrunners

10.68***	Second Amended and Restated Intercreditor Agreement dated as of May 31, 2005 among JPMorgan Chase Bank, N.A., as Intercreditor Agent, Wilmington Trust Company, as New Trustee, Hexion LLC, Hexion Specialty Chemicals, Inc., and each subsidiary of Hexion Specialty Chemicals, Inc. party thereto

10.69***	Second Amended and Restated Intercreditor Agreement dated as of May 31, 2005 among JPMorgan Chase Bank, N.A., as Collateral Agent, and acknowledged and agreed to by Hexion LLC, Hexion Specialty Chemicals, Inc., and each subsidiary of Hexion Specialty Chemicals, Inc. party thereto

10.70***	Registration Rights Agreement dated as of May 20, 2005, among Hexion Specialty Chemicals, Inc. and Credit Suisse First Boston LLC, Goldman, Sachs & Co., Lehman Brothers, Inc., Lehman Commercial Paper Inc. and J.P. Morgan Securities Inc., as Initial Purchasers

10.71***	Registration Rights Agreement dated as of May 20, 2005, among Borden Chemical US Finance Corp., Borden 2 Nova Scotia Finance ULC, as Issuers, Hexion Specialty Chemicals, Inc., and Credit Suisse First Boston LLC, J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated, as Initial Purchasers

10.72	Form Offer Letter (incorporated by reference to Exhibit 10 to Borden Chemical’s March 31, 2004 10-Q filed on May 13, 2004 (File No. 001-00071))

10.73	Borden Chemical, Inc. 2005 Management Incentive Plan (incorporated by reference to Exhibit 10(v).1 to Borden Chemical’s December 31, 2004 10-K/A filed on August 23, 2005 (File No. 001-00071))

10.74	Long-Term Value Creation Reward Program (incorporated by reference to Exhibit 10.76 to Amendment No. 5 of the Registrant’s Registration Statement on Form S-1 filed on September 19, 2005 (File No. 333-124287))

12.1	Statement regarding computation of ratios

21.1	List of Subsidiaries of the registrant

31.1	Rule 13a-14 Certifications

(a) Certificate of the Chief Executive Officer

(b) Certificate of the Chief Financial Officer

32.1	Section 1350 Certifications

***	Incorporated by reference to Amendment No. 3 of the Registrant’s Registration Statement on Form S-1 filed on July 15, 2005 (File No. 333-124287)

†	The schedules and exhibits to these agreements are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedule or exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEXION SPECIALTY CHEMICALS, INC.

By	/s/ William H. Carter
William H. Carter
Executive Vice President and Chief Financial Officer

Date: March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated.

Name	Title	Signature	Date

Craig O. Morrison	Director, President and Chief Executive Officer (Principal Executive Officer)	/s/ Craig O. Morrison	3/16/2006

William H. Carter	Director, Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	/s/ William H. Carter	3/16/2006

Joshua J. Harris	Director	/s/ Joshua J. Harris	3/16/2006

Scott M. Kleinman	Director	/s/ Scott M. Kleinman	3/16/2006

Robert V. Seminara	Director	/s/ Robert V. Seminara	3/16/2006

Jordan C. Zaken	Director	/s/ Jordan C. Zaken	3/16/2006

Marvin O. Schlanger	Director	/s/ Marvin O. Schlanger	3/16/2006

CONSOLIDATED STATEMENTS OF OPERATIONS

HEXION SPECIALTY CHEMICALS CANADA, INC. AND SUBSIDIARIES

	Year ended December 31,
	2005	2004	2003
	(In millions)
Net sales	$1,234	$637	$533
Cost of sales	1,047	550	459

Gross profit	187	87	74

Selling, general & administrative expense	99	48	40
Transaction related costs (See Note 5)	9	20	—
Business realignment and impairments (See Note 4)	11	3	(4)
Other operating expense (income)	—	(2)	(2)

Operating income	68	18	40

Interest expense	6	2	2
Affiliated interest expense (See Note 9)	40	12	3
Other non-operating expense	7	2	—

Income before income taxes	15	2	35
Income tax expense (benefit)	5	23	(1)

Net income (loss)	$10	$(21)	$36

Comprehensive (loss) income	$(33)	$(27)	$59

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

HEXION SPECIALTY CHEMICALS CANADA, INC. AND SUBSIDIARIES

	December 31, 2005	December 31, 2004
	(In millions)
ASSETS
Current Assets
Cash and equivalents	$112	$58
Accounts receivable (less allowance for doubtful accounts of $10 in 2005 and $3 in 2004)	219	105
Inventories:
Finished and in-process goods	66	17
Raw materials and supplies	50	22
Other current assets	16	4

	463	206

Other Assets	23	20

Property and Equipment
Land	19	7
Buildings	57	33
Machinery and equipment	414	295

	490	335
Less accumulated depreciation	(159)	(138)

	331	197
Goodwill	68	10
Other Intangibles Assets, net	68	5

Total Assets	$953	$438

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

HEXION SPECIALTY CHEMICALS CANADA, INC. AND SUBSIDIARIES

	December 31, 2005	December 31, 2004
	(In millions, except share data)
LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current Liabilities
Accounts and drafts payable	$139	$90
Accounts payable to affiliates (See Note 5)	10	5
Debt payable within one year	36	8
Affiliated interest payable (See Note 9)	—	11
Business realignment reserves (See Note 4)	21	4
Other current liabilities	52	20

	258	138

Other Liabilities
Long-term debt	21	7
Affiliated long-term debt (See Note 9)	455	285
Affiliated royalties (See Note 5)	7	8
Deferred income taxes	42	25
Long-term pension obligations	106	1
Other long-term liabilities	15	6

	646	332

Commitments and Contingencies (See Notes 8, 10 and 11)

Shareholder’s Equity (Deficit)
Common stock – no par value; authorized shares unlimited, issued and outstanding 489,866 shares at December 31, 2005 and 2004	3	3
Paid-in capital	118	2
Accumulated other comprehensive loss	(100)	(57)
Retained earnings	28	20

	49	(32)

Total Liabilities and Shareholder’s Equity (Deficit)	$953	$438

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

HEXION SPECIALTY CHEMICALS CANADA, INC. AND SUBSIDIARIES

	Year ended December 31,
	2005	2004	2003
	(In millions)
Cash Flows from (used in) Operating Activities
Net income (loss)	$10	$(21)	$36
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities
Allocations of corporate overhead, net (See Note 5)	17	34	13
Deferred tax provision	(1)	16	1
Depreciation and amortization	33	17	16
Business realignment and impairments	11	3	(4)
Write off of deferred financing fees	2	—	—
Other non-cash adjustments	(2)	2	1
Net change in assets and liabilities:
Accounts receivable	4	(8)	(6)
Inventories	35	(10)	5
Accounts and drafts payable	(14)	31	4
Income taxes	1	(9)	(16)
Other assets	11	1	2
Other liabilities	(9)	—	(16)

	98	56	36

Cash Flows (used in) from Investing Activities
Capital expenditures	(25)	(18)	(16)
Acquisition of businesses, net of cash and debt acquired (See Note 3)	(248)	—	(11)
Liquidating dividend from investment	—	—	1
Proceeds from the sale of assets	—	8	7

	(273)	(10)	(19)

Cash Flows from (used in) Financing Activities
Net short-term debt borrowings	(4)	2	2
Borrowings of long-term debt	5	—	9
Repayments of long-term debt	(15)	(2)	(1)
Affiliated loan borrowings, net	245	(13)	(15)
Common stock dividends paid	—	(1)	(2)

	231	(14)	(7)

Effect of exchange rates on cash and equivalents	(2)	3	2

Increase in cash and equivalents	$54	$35	$12
Cash and equivalents at beginning of year	58	23	11

Cash and equivalents at end of year	$112	$58	$23

Supplemental Disclosures of Cash Flow Information
Cash paid:
Interest, net	$56	$2	$1
Income taxes, net	9	17	15
Non-cash activity:
Affiliate note issued to purchase businesses, net of note payable to parent acquired of $38 (See Note 1)	—	222	—
Distribution to parent – acquisition of subsidiaries previously combined (See Note 1)	—	(222)	—
Capital contributions from parent (See Note 14)	95	1	52

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S (DEFICIT) EQUITY

HEXION SPECIALTY CHEMICALS CANADA, INC. AND SUBSIDIARIES

	Common Stock	Paid-in-Capital	Accumulated Other Comprehensive Loss (a)	Retained Earnings	Total
	(In millions)
Balance, December 31, 2002	$3	$31	$(74)	$101	$61
Net income	—	—	—	36	36
Translation adjustments	—	—	24	—	24
Minimum pension liability adjustment, net of tax	—	—	(1)	—	(1)

Comprehensive income	—	—	—	—	59

Capital contributions from parent (See Note 14)	—	52	—	—	52
Common stock dividends paid	—	—	—	(2)	(2)
Allocations of corporate overhead	—	13	—	—	13

Balance, December 31, 2003	3	96	(51)	135	183

Net loss	—	—	—	(21)	(21)
Translation adjustments	—	—	(6)	—	(6)

Comprehensive loss	—	—	—	—	(27)

Distribution to parent – acquisition of subsidiaries previously combined (See Note 1)	—	(129)	—	(93)	(222)
Capital contributions from parent (See Note 14)	—	1	—	—	1
Common stock dividends paid	—	—	—	(1)	(1)
Allocations of corporate overhead	—	34	—	—	34

Balance, December 31, 2004	3	2	(57)	20	(32)

Net income	—	—	—	10	10
Translation adjustments	—	—	(42)	—	(42)
Minimum pension liability adjustment, net of tax	—	—	(1)	—	(1)

Comprehensive loss	—	—	—	—	(33)

Capital contributions from parent (See Notes 9 and 14)	—	99	—	—	99
Allocations of corporate overhead (See Note 5)	—	17	—	—	17
Other	—	—	—	(2)	(2)

Balance, December 31, 2005	$3	$118	$(100)	$28	$49

(a)	Accumulated other comprehensive loss at December 31, 2005 represents $97 of net foreign currency translation losses and a $3 minimum pension liability adjustment. Accumulated other comprehensive loss at December 31, 2004 represents $55 of net foreign currency translation losses and a $2 minimum pension liability adjustment.

See Notes to Consolidated Financial Statements

HEXION SPECIALTY CHEMICALS CANADA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In millions)

1. Background and Basis of Presentation

Hexion Specialty Chemicals Canada, Inc. (“Hexion Canada” or “the Company”) is engaged in the manufacture and distribution of urea, phenolic, and epoxy-based resins, primarily used in forest and industrial products, molding compounds and other specialty and industrial chemicals worldwide. At December 31, 2005, the Company’s operations included 31 manufacturing facilities in Canada, Brazil, Australia, Malaysia, Korea, Germany, Italy, Spain, Finland, the Czech Republic, the Netherlands and the United Kingdom (the “U.K.”).

Hexion Canada, formerly known as Borden Chemical Canada, Inc. (“BCCI”) is owned 100% by Hexion Specialty Chemicals, Inc. (“Hexion”), formerly known as Borden Chemical, Inc. (“BCI”). Hexion was formed on May 31, 2005 upon the combination of certain Apollo Management, L.P. (“Apollo”) controlled companies (“the Combination”).

Prior to the Combination, on April 29, 2005, Hexion Canada, through its wholly owned subsidiary, National Borden Chemical Germany GmbH (“NBCG”), completed its acquisition of Bakelite Aktiengesellschaft (“Bakelite”). See Note 3.

On August 12, 2004, concurrent with the acquisition (the “Acquisition”) of BCI by an affiliate of Apollo, the Company acquired most of Hexion’s foreign subsidiaries for a note payable of CDN$343 (See Note 9). Since the reorganization was between related parties, and Hexion elected not to apply push-down accounting relating to the Acquisition, Hexion Canada’s basis in the acquired subsidiaries is Hexion’s historical cost basis. As a result, Hexion Canada’s net purchase price of the assets acquired of $222 is reflected in Shareholder’s equity (deficit) as a distribution to parent.

The Acquisition was partially financed through private debt offerings issued by two wholly owned subsidiaries of Hexion and is guaranteed by Hexion and certain of its domestic subsidiaries (the “Guarantors”). The private debt offerings and related guarantees are senior obligations secured by a second-priority lien (subject to certain exceptions and permitted liens) on certain of the Guarantors’ existing and future domestic assets, including the stock of Hexion Canada.

In accordance with Rule 3-16 of Regulation S-X under the Securities Act of 1933, Hexion is required to file the annual financial statements of Hexion Canada with the U.S. Securities and Exchange Commission as if the Company were a registrant. The financial statements for the Company, which are consolidated from the date of Acquisition, are presented on a combined basis for the periods prior to the Acquisition and the related reorganization.

Hexion incurs various costs, including corporate and administrative expenses, on behalf of the Company; the allocation of these costs is reflected in these financial statements. See Note 5.

2. Summary of Significant Accounting Policies

Significant accounting policies followed by the Company, as summarized below, are in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation—The Consolidated financial statements include the accounts of Hexion Canada and its majority-owned subsidiaries, all of which are under the common control and management of Hexion, and for which no substantive participating rights are held by minority shareholders. Intercompany transactions and balances have been eliminated. The Company has recorded a minority interest for the equity

HEXION SPECIALTY CHEMICALS CANADA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In millions)

interest in subsidiaries that are not 100% owned by the Company. Due to common ownership, Hexion’s 34% interest in Hexion Specialty Chemicals SDN, BHD (“Hexion Malaysia”), is included within the consolidated financial statements presented herein.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. The most significant estimates reflected in the financial statements include environmental remediation, legal liabilities, deferred tax assets and liabilities and related valuation allowances, income tax accruals, pension and postretirement assets and liabilities, valuation allowances for accounts receivable and inventories, general insurance liabilities, asset impairments, related party transactions and fair values of assets acquired and liabilities assumed in business acquisitions. Actual results could differ from estimated amounts.

Cash and Equivalents—The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Included in the Company’s cash and equivalents are interest-bearing time deposits of $27 and $22 at December 31, 2005 and 2004, respectively.

Inventories—Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out method.

Property and Equipment—Land, buildings and machinery and equipment are valued at cost. Depreciation is recorded on the straight-line basis by charges to expense at rates based on estimated useful lives of properties (average estimated useful life for buildings is 20 years; average useful life for machinery and equipment is 15 years). Major renewals and betterments are capitalized. Maintenance, repairs and minor renewals are expensed as incurred.

Goodwill and Intangibles—The excess of purchase price over net tangible and identifiable intangible assets of non-affiliated businesses acquired is carried as Goodwill on the Consolidated Balance Sheets. The Company does not amortize goodwill. Certain trademarks, patents and other intangible assets used in the operations of the business are carried as Other Intangibles Assets on the Consolidated Balance Sheets. Intangible assets with determinable lives are amortized on a straight-line basis over the shorter of the legal or useful life of the asset, which ranges from 8 to 30 years. Certain trademarks and patents are owned by Hexion and are used on a royalty-free basis by the Company. See Note 6.

Deferred Expenses— Deferred financing costs are classified as Other assets on the Consolidated Balance Sheets and are amortized over the lives of the related debt or credit facility using the straight-line method since no installment payments are required. Upon retirement of any of the related debt, a proportional share of debt issuance costs is expensed. At December 31, 2005 and 2004, the unamortized balance was approximately $2.

Impairment—As events warrant the Company evaluates the recoverability of long-lived assets by assessing whether the carrying value of the assets can be recovered over their remaining useful lives through the expected future undiscounted operating cash flows of the underlying business. Any impairment loss required is determined by comparing the carrying value of the assets to operating cash flows on a discounted basis.

The Company performs an annual impairment test for goodwill. See Note 6.

HEXION SPECIALTY CHEMICALS CANADA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In millions)

General Insurance—The Company is generally self-insured for losses and liabilities relating to workers’ compensation, physical damage to property, business interruption and comprehensive general, product and vehicle liability. The Company maintains insurance policies for certain items exceeding deductible limits. The Company is covered by certain policies, primarily excess liability coverage, maintained by Hexion and is allocated a share of these premiums (see Note 5). Losses are accrued for the estimated aggregate liability for claims using certain actuarial assumptions followed in the insurance industry and the Company’s experience.

Legal Costs—Legal costs are accrued in the period in which a claim is made or an event becomes known, if the amounts are probable and reasonably estimable. Each claim is assigned a range of potential liability, with the most likely amount being accrued. The amount accrued includes all costs associated with a claim, including settlements, assessments, judgments, fines and legal fees.

Revenue Recognition—Revenue for product sales, net of estimated allowances and returns, is recognized as risk and title to the product transfer to the customer, which usually occurs at the time shipment is made. Substantially all of the Company’s products are sold FOB (“free on board”) shipping point. Other terms include sales where risk and title passes upon delivery (FOB destination point). In situations where our product is delivered by pipeline, risk and title transfers when our product moves across an agreed transfer point, which is typically the customers’ property line. Product sales delivered by pipeline are measured based on daily flow meter readings. The Company’s standard terms of delivery are included in their contracts of sale and invoices.

Shipping and Handling—The Company records freight billed to customers in net sales. Shipping costs are incurred to move products from production and storage facilities to the customers. Handling costs are incurred from the point the product is removed from inventory until it is provided to the shipper and generally include costs to store, move and prepare the products for shipment. Shipping and handling costs are recorded in Cost of sales in the Consolidated Statements of Operations. These costs were previously reported separately as Distribution expense in the Consolidated Statements of Operations and totaled $25 and $21 in 2004 and 2003, respectively.

Research and Development Costs—Funds are committed to research and development for technical improvement of products that are expected to contribute to operating profits in future years. All costs associated with research and development are charged to expense as incurred. Research and development costs were $13, $4 and $4 in 2005, 2004 and 2003, respectively, and are included in Selling, general and administrative expense.

Foreign Currency Translations—Although the functional currency of Hexion Canada is the Canadian dollar, the accompanying financial statements are presented in the reporting currency of Hexion Canada’s parent, Hexion. Accordingly, assets and liabilities of the Company are translated into Hexion’s reporting currency, the U.S. dollar, at the exchange rates in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the year. The effect of translation is accounted for as an adjustment to Shareholder’s equity (deficit) and is included in Accumulated other comprehensive loss.

The Company incurred realized and unrealized net foreign transaction gains aggregating $3, $0 and $0 in 2005, 2004 and 2003, respectively.

Income Taxes—The Company files individual tax returns in their respective countries. Income tax expense is based on reported results of operations before income taxes using the prevailing rates for each tax jurisdiction. Deferred income taxes represent the tax effect of temporary differences between amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Deferred tax balances are adjusted to reflect tax rates, based on current tax laws that will be in effect in the years in which temporary differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be

HEXION SPECIALTY CHEMICALS CANADA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In millions)

realized. For purposes of these financial statements, the international subsidiaries are treated as foreign subsidiaries of a domestic parent, Hexion Canada, for all periods presented. Reconciliations of tax rates are calculated at the statutory Canadian tax rate.

Derivative Financial Instruments—The Company does not hold or issue derivative financial instruments for trading purposes. The Company is a party to foreign currency forward contracts and options to reduce the Company’s cash flow exposure to changes in foreign exchange rates. These instruments are not accounted for using hedge accounting, but are measured at fair value and recorded on the balance sheet as an asset or liability, depending upon the Company’s underlying rights or obligations. See Note 7.

Stock-Based Compensation—Effective January 1, 2005, the Company elected to adopt SFAS No. 123(R) (revised 2004), Share-Based Payment. Under the provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. As Hexion Canada was considered a nonpublic entity, at the date of adoption, that used the minimum value method for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation, the Company is required to apply the prospective transition method. As such, Hexion Canada applies the statement to any new awards and to any awards modified, repurchased or cancelled since January 1, 2005. The adoption of SFAS No. 123(R) had no initial impact on Hexion Canada’s financial condition and results of operations.

Previously, Hexion Canada accounted for stock based awards under APB No. 25 and applied the minimum value method to determine fair value for disclosure requirements under SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123. Pro forma net (loss) income under SFAS No. 148 was not materially different from Net (loss) income for the years ended December 31, 2004 and 2003. As of December 31, 2005, all awards outstanding are accounted for under SFAS No. 123(R). See Note 5 for stock-based compensation expense allocated to the Company.

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places cash with high quality institutions and, by policy, limits the amount of credit exposure to any one institution. At December 31, 2005, the Company’s cash is held primarily in 20 financial institutions. At December 31, 2004, approximately $18 of the Company’s cash is invested in a guaranteed investment certificate with the remaining cash being held primarily in six financial institutions. Concentrations of credit risk with respect to accounts receivable are limited, due to the large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographies. The Company generally does not require collateral or other security to support customer receivables.

Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. The statement amends Accounting Research Bulletin (“ARB”) No. 43, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. ARB No. 43 previously stated that these costs must be “so abnormal as to require treatment as current-period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal

HEXION SPECIALTY CHEMICALS CANADA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In millions)

years beginning after June 15, 2005. The Company believes that implementing SFAS No. 151 should not have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2005, the FASB issued EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). The issue provided guidance on the circumstances under which two or more inventory transactions with the same counterparty should be viewed as a single nonmonetary transaction within the scope of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The issue also provided guidance on circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 will be effective for transactions completed in reporting periods beginning after March 15, 2006. The Company is evaluating the impact that this issue will have on its consolidated financial statements.

3. Acquisitions

On April 29, 2005, Hexion Canada, through its wholly owned subsidiary, National Borden Chemical Germany GmbH, completed its acquisition of Bakelite Aktiengesellschaft (“Bakelite”) pursuant to a share purchase agreement with RÜTGERS AG and RÜTGERS Bakelite Projekt GmbH (collectively, the “Sellers”) dated October 6, 2004 (the “Bakelite Acquisition”) for a net purchase price of approximately €206, or approximately $266. The Company incurred direct costs associated with the acquisition of $42, which have been capitalized as part of the purchase in accordance with SFAS 141 and are included in the net purchase price. Based in Iserlohn-Letmathe, Germany, Bakelite is a producer of phenolic and epoxy thermosetting resins and molding compounds with 13 manufacturing facilities and 1,700 employees, primarily in Europe. The acquisition provides the Company with additional phenolic resin technology and products and a new epoxy resin technology platform.

The Bakelite Acquisition was financed primarily through an affiliate loan (See Note 9). The Bakelite Acquisition has been accounted for under the purchase method of accounting. As such, Bakelite’s results of operations are included in the Company’s Financial Statements since the date of acquisition.

To mitigate the risk of foreign currency exposure related to the Bakelite Acquisition, Hexion and the Company entered into a foreign currency forward position of $235 to purchase Euros with U.S. Dollars, contingent upon the close of the transaction. Upon consummation of the Bakelite Acquisition, the Company realized an aggregate loss of approximately $9 on this contract, which is included in Other non-operating expense in the Consolidated Statements of Operations (See Note 7).

HEXION SPECIALTY CHEMICALS CANADA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In millions)

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Fair values are based upon preliminary appraisals and internal studies and are subject to final adjustments.

Fair value at April 29, 2005
Current assets	$290
Property, plant and equipment	166
Other assets	4
Intangible assets	72
Goodwill	63

Total assets acquired	595
Current liabilities	172
Long-term debt	21
Other liabilities	136

Total liabilities assumed	329

Net assets acquired	$266

HEXION SPECIALTY CHEMICALS CANADA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In millions)

Of the $72 of acquired intangible assets, $19 was assigned to trade names, $16 was assigned to technology and $37 was assigned to customer relationships. The acquired intangible assets with finite lives have a weighted average useful life of approximately 18 years. The trade names have a 30-year useful life, technology has a 13-year useful life and customer relationships have a 14-year weighted average useful life. The $63 of goodwill is not expected to be deductible for tax purposes.

The Company plans several actions to enhance the profitability of Bakelite, including completion of headcount reductions previously initiated by Bakelite. The actions include headcount reductions primarily in Germany, Italy and Spain; and the closure of two facilities. The headcount reductions and plant closures will be complete by 2007. Expenditures related to these actions will be substantially complete by 2009. The purchase price allocation includes a liability of $23 reflecting the estimated cost of these activities as follows:

Business realignment rollforward
Opening balance:
Headcount reduction	$20
Plant shutdown costs	3

Total opening balance	23
Headcount expenditures	(2)
Translation adjustment	(2)

Balance at December 31, 2005	$19

The amounts of these original estimated liabilities are subject to revision to reflect final analysis of the associated activities and costs to be completed by April 2006.

The following unaudited pro forma financial information combines the consolidated results of operations as if the Bakelite Acquisition had occurred as of the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributable to the acquisition. The pro forma adjustments reflected in the tables below include amortization of intangibles, depreciation adjustments due to the write-up of property, plant and equipment to estimated fair market value, interest expense on the acquisition debt and related income tax effects.

	2005	2004
Net sales	$1,495	$1,336
Net income (loss)	5	(30)

The Net income for the year ended December 31, 2005 includes $7 of cost of sales related to inventory sold that was stepped-up at the acquisition date. The pro forma financial information does not necessarily reflect the operating results that would have occurred had the acquisition been consummated as of the beginning of the periods presented, nor is such information indicative of future operating results.

Fentak Acquisition

In November 2003, the Company acquired Fentak Pty. Ltd. (“Fentak”), an international manufacturer of specialty chemical products for engineered wood, laminating and paper impregnation markets, for cash of $11

HEXION SPECIALTY CHEMICALS CANADA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In millions)

and additional deferred payments of approximately $3. The Fentak acquisition has been accounted for using the purchase method of accounting. Accordingly, results of operations of the acquired entity have been included from the date of acquisition. The pro forma effects of the acquisition are not material.

4. Business Realignment and Impairments

In 2005 and prior years, Hexion initiated programs of plant consolidations and other business realignment initiatives, which include activities impacting the Company. These initiatives focused on improving the efficiency of both manufacturing and administrative functions and are designed to focus resources on core operational strengths. The associated business realignment charges consist primarily of employee severance, plant consolidation and environmental remediation costs and asset write-offs.

Year Ended December 31, 2005

During 2005, the Company recorded net business realignment and impairment expense of $11, consisting of $3 of plant closure and clean-up costs for facilities closed in prior years and impairment of $9 for a production line in the U.K offset by a gain of $1 on the sale of a previously impaired assets. The U.K. impairment results from the Company’s decision to close the U.K. production line in 2006 and transfer production to other facilities to improve efficiency. The impairment reduces the recorded value of the affected fixed assets to their recoverable value, which was determined from the discounted cash flows attributable to the assets.

The Company estimates that it will pay severance of $3 related to the U.K. closure in 2006, which will be recognized as expense over the period the affected employees are required to provide services.

Year Ended December 31, 2004

During 2004, the Company recorded net business realignment and impairment expense of $3, primarily related to plant closure costs (which included environmental remediation costs) for previously closed sites and other severance and employee costs of $1.

Year Ended December 31, 2003

During 2003, the Company recorded net business realignment and impairment income of $4, consisting of a gain on the sale of a previously closed U.K. facility of $12, offset by plant closure costs (which included environmental remediation costs) and other severance costs of $6 and other non-cash asset impairment charges of $2.

The plant closure costs relate to previously closed facilities in Brazil and the U.K., ($4) and a facility in Canada closed in 2003 ($2). As a result of the annual impairment analysis (see Note 6), the Company recorded a goodwill impairment of $1. The Company recorded asset impairments of $1 on a previously closed U.K. facility.

HEXION SPECIALTY CHEMICALS CANADA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In millions)

Following is a rollforward of the Company’s reserve for realignment activities, including the reserves on the opening balance sheet of Bakelite as of the acquisition date (see Note 3):

	Plant Closure Costs	Other Severance Costs	Total
Reserve at December 31, 2002	$6	$1	$7
2003 Expense	6	—	6
2003 Payments/Settlements	(7)	(1)	(8)

Reserve at December 31, 2003	5	—	5
2004 Expense	2	1	3
2004 Payments/Settlements	(3)	(1)	(4)

Reserve at December 31, 2004	4	—	4
2005 Expense	3	—	3
2005 Payments/Settlements	(5)	—	(5)
Bakelite – Reserve at Acquisition date	3	20	23
Bakelite – payments	—	(2)	(2)
Bakelite – translation adjustment	—	(2)	(2)

Reserve at December 31, 2005	$5	$16	$21

5. Related Party Transactions

Hexion incurs various administrative and operating costs on behalf of Hexion Canada that are reimbursed by the Company. These costs include engineering and technical support, purchasing, quality assurance, sales and customer service, information systems, research and development and certain administrative services. These service costs have been allocated to the Company generally based on sales or sales volumes and when determinable, based on the actual usage of resources. These costs are included within Selling, general & administrative expense and Cost of goods sold and were $7, $7 and $8 in 2005, 2004 and 2003, respectively. In addition, Hexion maintains certain insurance policies, primarily excess liability coverage, that benefit Hexion Canada. Amounts pertaining to these policies and allocated to the Company based upon sales were $1, $2 and $2 in 2005, 2004 and 2003, respectively.

The Company sells finished goods and certain raw materials to Hexion and certain of its subsidiaries. Total sales were $57, $29 and $25 in 2005, 2004 and 2003, respectively. In addition, the Company purchases raw materials and finished goods from Hexion and certain of its subsidiaries, which totaled $67, $11 and $8 in 2005, 2004 and 2003, respectively. These sales and purchases are priced similarly to prices charged to outside customers.

Total accounts payable, net of receivables, relating to these intercompany transactions was $10 and $5 at December 31, 2005 and 2004, respectively.

In addition to direct charges, Hexion provides certain administrative services that are not reimbursed by Hexion Canada. These costs include corporate controlled expenses such as executive management, legal, health and safety, accounting, tax and credit, and have been allocated herein to the Company on the basis of Net sales. The charge for Finance includes allocated stock-based compensation expense of $3 for the year ended December 31, 2005. Management believes that the amounts allocated in such a manner are reasonable and consistent and are necessary in order to properly depict the financial results of the Company on a stand-alone basis. However, the amounts are not necessarily indicative of the costs that would have been incurred if the

HEXION SPECIALTY CHEMICALS CANADA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In millions)

Company had operated independently. This expense is included in Selling, general & administrative expense with the offsetting credit recorded in Shareholder’s equity (deficit). There is no income tax provided on these amounts as they are not deductible.

The following table summarizes these allocations for the years ended December 31:

	2005	2004	2003
Executive Group	$4	$4	$4
General Counsel	1	3	3
Environmental, Health, and Safety Services	1	1	1
Finance	9	6	5

	$15	$14	$13

In addition to the Hexion administrative services costs, the Company was allocated a share of the transaction costs associated with the Combination of $8 in 2005 and a share of the transaction costs associated with the Acquisition of $20 in 2004. These costs are classified in Transaction related costs in the Consolidated Statements of Operations. The allocation of these costs was made on the basis of Net sales. The offsetting credit relating to the allocations is included in Shareholder’s equity (deficit). In 2005, the Company reimbursed Hexion $6 for amounts related to prior year allocations.

Prior to 2001, the Company incurred royalties for the use in operations of certain trademarks and patents owned by Hexion. At December 31, 2005 and 2004, the Company had amounts due to Hexion under these arrangements of $7 and $8, respectively. These amounts are included as Affiliated royalties and are classified as long-term due to restrictions on the ability to repay.

In connection with the Bakelite Acquisition, in exchange for deal structuring and negotiating provided by Apollo, the Company made payments to Apollo in the amount of $4. These amounts are considered direct costs of the acquisition and have been capitalized as part of the purchase (See Note 3). Also in conjunction with the Bakelite Acquisition, the Company sold the U.S. businesses of Bakelite to Hexion for an agreed price of $1.

Hexion Canada guarantees Hexion’s $34 Parish of Ascension Industrial Revenue Bonds, for which Hexion pays the Company a guarantor fee annually.

The Company held a 12.6% interest in a Spanish subsidiary of Hexion. The subsidiary filed for liquidation prior to 2000, and paid a liquidating dividend of $1 to the Company in 2003.

See Note 9 for a description of the Company’s affiliated financing activities.

6. Goodwill and Other Intangible Assets

At December 31, 2005 and 2004, management performed the annual goodwill impairment test. As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” management identified the appropriate reporting units and identified the assets and liabilities (including goodwill) of the reporting units. They determined estimated fair values of the reporting units and assessed whether the estimated fair value of each reporting unit was more or less than the carrying amount of the assets and liabilities assigned to the units.

Valuations were performed using a standard methodology based largely on comparable company analysis. Comparable company analysis ascribes a value to an entity by comparing certain operating metrics of the entity

HEXION SPECIALTY CHEMICALS CANADA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In millions)

to those of a set of comparable companies in the same industry. Using this method, market multiples and ratios based on operating, financial and stock market performance are compared across different companies and to the entity being valued. Management employed a comparable analysis technique commonly used in the investment banking and private equity industries to estimate the values of its reporting units—the EBITDA (earnings before interest, taxes, depreciation and amortization) multiple technique. Under this technique, estimated values are the result of an EBITDA multiple derived from this process applied to an appropriate historical EBITDA amount. At December 31, 2005 and 2004, the fair value of each reporting unit exceeded the carrying amount of assets and liabilities assigned to the units.

At December 31, 2003, the fair value of each reporting unit exceeded the carrying amount of assets and liabilities, except for Hexion Malaysia. Based on the excess of the carrying value over the estimated fair value of Hexion Malaysia, the Company recorded a goodwill impairment charge of $1 due to a decline in operating performance that represented 100% of the unit’s recorded goodwill balance. This impairment charge is reflected in the 2003 Combined Statement of Operations as Business realignment and impairments.

The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 are as follows:

Total
Goodwill balance at December 31, 2003	$15
Purchase accounting adjustments from goodwill to intangible assets, related to Fentak acquisition	(5)

Goodwill balance at December 31, 2004	10

Acquisition of Bakelite	63
Foreign currency translation	(5)

Goodwill balance at December 31, 2005	$68

Intangible assets consist of the following at December 31:

	2005		2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Customer relationships	$40	$5	$3	$0
Patents and technologies	18	3	2	1
Tradenames	20	2	1	—

	$78	$10	$6	$1

The impact of foreign currency translation adjustments is included in accumulated amortization.

Total intangible amortization expense was $4 and $1 for the years ended December 31, 2005 and 2004, respectively. Estimated annual intangible amortization expense for 2006 through 2010 is $4 per year.

7. Financial Instruments

The following table presents the carrying or notional amounts and fair values of the Company’s financial instruments at December 31, 2005 and 2004. The fair value of a financial instrument is the estimated amount at

HEXION SPECIALTY CHEMICALS CANADA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In millions)

which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair values are determined from quoted market prices where available or based on other similar financial instruments.

The carrying amounts of cash and equivalents, accounts receivable, accounts payable, affiliated royalties and other liabilities are considered reasonable estimates of their fair values.

The following tables include the carrying and fair values of the Company’s financial instruments at December 31.

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Liabilities
Debt	$57	$57	$15	$15
Affiliated debt	455	455	285	285

	2005				2004
	Average Days to Maturity	Average Contract Rate	Notional Amount	Fair Value Gain (Loss)	Average Days to Maturity	Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
Currency to sell for Euros
British Pound (1)	90.6987		23	(1)	—	—	—	—
U.S. Dollars (1)	60	1.2122	3	—	—	—	—	—
Currency to sell For U.S. Dollars
Canadian Dollars (2)	—	—	—	—	183	1.3200	36	—
Canadian Dollars (3)	—	—	—	—	183	1.2300	36	(2)
Currency to sell For CDN Dollars
British Pound (1)	—	—	—	—	31	2.3255	42	1

(1)	Forward contracts
(2)	Put options purchased
(3)	Call options sold

At December 31, 2005, the Company had derivative losses of $1 classified as Other current liabilities. At December 31, 2004, the Company had derivative losses of $2 classified as Other current liabilities and derivative gains of $1 classified as Other assets. Gains and losses are recognized on a quarterly basis, through the Consolidated Statement of Operations. The Company does not hold or issue derivative financial instruments for trading purposes.

Foreign Exchange

International operations account for a significant portion of the Company’s revenue and operating income. It is the policy of the Company to reduce foreign currency cash flow exposure due to exchange rate fluctuations by hedging anticipated and firmly committed transactions when economically feasible. The Company enters into forward and option contracts to buy and sell foreign currencies to reduce foreign exchange exposure and protect the U.S. dollar value of such transactions to the extent of the amount under contract. These contracts are designed

HEXION SPECIALTY CHEMICALS CANADA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In millions)

to minimize the impact from foreign currency exchange on operating income and on certain balance sheet exposures. The Company is exposed to credit loss in the event of non-performance by other parties to the contract. The Company evaluates the credit worthiness of the counterparties’ financial condition and does not expect default by the counterparties.

8. Debt and Lease Obligations

Outstanding debt at December 31, 2005 and 2004 is as follows:

	2005		2004
	Long Term, net of current portion	Due within one year	Long Term, net of current portion	Due within one year
CBA Bank, Australia, term loan, due 2008, interest at 6.4% per annum, quarterly payments, secured by assets of the business	$5	$1	$7	$2
Nordea Bank, Finland PLC, term loan, due 2008, interest at Euribor + 0.65% per annum, 2.77% per annum at December, 2005	12	—	—	—
Korea Exchange Bank, due in 2007, variable interest, at 6.9% per annum at December 2005, payable quarterly, certain property pledged as collateral	2	3	—	—
Other various debt, including term loans, capital lease obligations	2	2	—	—
Korea Exchange Bank revolving loans, variable interest at 5.6%-6.9% per annum, payable monthly, accounts receivable of Hexion Korea pledged as collateral	—	9	—	—
Working capital revolving loans, various banks, for Taro Plast, S.p.A., variable interest, at 2.75% per annum at December 2005	—	12	—	—
Australia, revolving facility, secured by assets of the business, variable interest, 5.97% per annum at December 2005	—	3	—	2
Santander/Safra Bank, Brazil, revolving credit facilities, variable interest, 20.8% per annum at December 2005	—	4	—	4
Other	—	2	—	—

Total debt, capital lease obligations and revolving loans	$21	$36	$7	$8

HEXION SPECIALTY CHEMICALS CANADA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In millions)

At December 31, 2005, total credit facilities available are $126. Draws against the facilities for debt and letters of credit total $73, leaving an unused balance available of $53 to fund working capital needs and capital expenditures. The credit facilities have various expiration dates ranging from 2006 through 2008. While these facilities are primarily unsecured, portions of the lines are secured by equipment at December 31, 2005. Hexion guarantees up to $7 of the debt of a Brazilian subsidiary included in these facilities.

In May 2005, Hexion entered into a new $775 senior secured credit facility (“Hexion Credit Facility”) and replaced and repaid certain other credit facilities. The Hexion Credit Facility has a $225 revolving credit facility and $500 term loan facility. The facility also provides a $50 synthetic letters of credit facility (“LOCs”). Interest on the term and revolving loan facilities is LIBOR plus 2.5% or the higher of prime rate plus 1% or the Federal Funds Rate plus 1.5%. Loans denominated in euros will carry interest at EURO LIBOR plus 2.5% or the rate quoted by JPMCB as its base rate for such loans plus 1%. Loans made in Canadian dollars will carry interest at the Canadian Bankers’ Acceptance rate plus 2.5% or the higher of prime rate plus 1% or average banker’s acceptance rate plus 1.5%. Interest rates are subject to reduction based on an improved leverage ratio.

The Hexion Credit Facility has commitment fees (other than with respect to the synthetic LOC facility) equal to 0.5% per annum of the unused line fee plus a fronting fee of 0.25% of the aggregate face amount of outstanding LOCs. The synthetic LOC facility has a commitment fee of 0.1% per annum.

The Hexion Credit Facility is secured by substantially all the assets of Hexion, subject to certain exceptions. The Hexion Credit Facility contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures, and the maintenance of certain financial ratios. Payment of borrowings under the Hexion Credit Facility may be accelerated in the event of a default. Events of default include the failure to pay principal and interest when due, a material breach of representation or warranty, covenant defaults, events of bankruptcy and a change of control. The Company is in compliance with all covenants of the Hexion Credit Facility and those under other borrowings as of December 31, 2005.

Certain of the Hexion Canada subsidiaries are eligible to participate in the Hexion Credit Facility. Currently, the subsidiaries located in Germany and the U.K may each borrow a maximum of $75 while the Canadian operating subsidiary may borrow a maximum of $50. At December 31, 2005, Hexion Canada’s subsidiaries have no borrowings or letters of credit outstanding against the Hexion Credit Facility. Cross collateral guarantees exist whereby Hexion Canada is a guarantor for the European borrowings under the Hexion Credit Facility; while the Company’s European subsidiaries guarantee against any default by Hexion Canada.

HEXION SPECIALTY CHEMICALS CANADA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In millions)

Aggregate maturities of total non-affiliated debt and minimum annual rentals under operating leases at December 31, 2005, for the Company are as follows:

Year	Debt	Minimum Rentals Under Operating Leases
2006	$36	$4
2007	7	4
2008	13	3
2009	1	3
2010	—	3
2011 and beyond	—	4

	$57	$21

Rental expense amounted to $4, $2 and $2 in 2005, 2004 and 2003, respectively.

9. Loans Due To Affiliates

As discussed in Note 1, to finance the acquisition of the subsidiaries from Hexion, the Company assumed a fixed rate note of CDN$343, or approximately $294 and $285 at December 31, 2005 and 2004, respectively, payable to Hexion Nova Scotia Finance ULC (“Nova Scotia”), a subsidiary of Hexion. The note has an interest rate of 10% and becomes due July 15, 2014. Interest expense related to this note totaled $29 and $11 for 2005 and 2004, respectively. Interest payable of $0 and $11 is recorded on the Consolidated Balance Sheets at December 31, 2005 and 2004, respectively. In conjunction with the issuance of this note, Hexion entered into a common share forward subscription agreement with Hexion Canada requiring Hexion to subscribe to shares of Hexion Canada stock at CDN$845 per share at the principal repayment date for the loan.

To finance the acquisition of Bakelite in 2005, Hexion Canada also borrowed CDN$308 from Nova Scotia. Approximately CDN$119 (or $95) was effectively repaid during 2005, via a capital contribution from Hexion to the Company, which is reflected in Shareholder’s equity (deficit). The remaining outstanding loan balance at December 31, 2005 is CDN$189 or approximately $161. The loan becomes due July 15, 2010. The loan has a variable interest rate equal to the three-month US LIBOR rate plus 675 basis points, which was approximately 11.5% at December 31, 2005. Interest expense related to this loan totaled $11 for the year ended December 31, 2005.

In conjunction with the Acquisition, Hexion contributed a demand note payable by the Company to a newly formed subsidiary, which was subsequently acquired by Hexion Canada; therefore the loan and related interest is eliminated subsequent to August 12, 2004. Interest expense to Hexion was $1 and $2 for the years ended December 31, 2004 and 2003, respectively.

10. Guarantees, Indemnities and Warranties

Standard Guarantees / Indemnifications

In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby third parties are indemnified for, among other things, breaches of representations and warranties. Such guarantees or indemnifications are granted under various agreements, including those governing (i) purchases and sales of assets or businesses, (ii) leases of real property, (iii) licenses

HEXION SPECIALTY CHEMICALS CANADA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In millions)

of intellectual property, (iv) long-term supply agreements, (v) employee benefits services agreements and (vi) agreements with public authorities on subsidies received for designated research and development projects. The guarantees or indemnifications issued are for the benefit of the (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords or lessors in lease contracts, (iii) licensors or licensees in license agreements, (iv) vendors or customers in long-term supply agreements, (v) service providers in employee benefits services agreements and (vi) governments or agencies subsidizing research or development. In addition, the Company guarantees certain payables of its subsidiaries for the purchase of raw materials in the ordinary course of business.

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

While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). With respect to certain of the aforementioned guarantees, the Company maintains limited insurance coverage that mitigates any potential payments to be made. There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not predictable.

The Company has not entered into any significant agreement that would require them, as guarantors, to recognize a liability for the fair value of obligations they have undertaken in issuing the guarantee.

Warranties

The Company does not make express warranties on its products, other than that they comply with their defined specifications; therefore, no warranty liability has been recorded. Adjustments for product quality claims are not material and are charged against sales revenues.

11. Commitments and Contingencies

Environmental Matters

Because the operations of the Company involve the use, handling, processing, storage, transportation and disposal of hazardous materials, it is subject to extensive environmental regulation and is exposed to the risk of claims for environmental remediation or restoration. In addition, violations of environmental laws or permits may result in restrictions being imposed on operating activities, substantial fines, penalties, damages or other costs, any of which could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Accruals for environmental matters are recorded following the guidelines of Statement of Position 96-1, “Environmental Remediation Liabilities,” when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Environmental accruals are reviewed on an interim basis and as events

HEXION SPECIALTY CHEMICALS CANADA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In millions)

and developments warrant. Based on management’s estimates, which are determined through historical experience and consultation with outside experts, the Company has recorded liabilities, relating to eight locations, of approximately $3 and $4 at December 31, 2005 and 2004, respectively, for all probable environmental remediation, indemnification and restoration liabilities. These amounts include estimates of unasserted claims management believes are probable of loss and reasonably estimable.

Based on currently available information and analysis, management believes that it is reasonably possible that costs associated with such sites may fall within a range of $2 to $5, in the aggregate, at December 31, 2005. This estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based, and in order to establish the upper end of such range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates. The factors influencing the ultimate outcome include the methods of remediation to be elected, the conclusions and assessment of site studies remaining to be completed and the time period required to complete the work. The Company does not anticipate any recoveries of these costs from insurance coverage or from other third parties. There are no other potentially responsible parties for these sites.

At four of these locations, the Company is conducting environmental remediation and restoration under business realignment programs due to closure of the sites. Total reserves related to these sites included in realignment were $2 and $4 at December 31, 2005 and 2004, respectively. Much of this remediation is being performed by the Company on a voluntary basis in coordination with local regulatory authorities; therefore, management has greater control over the costs to be incurred and the timing of cash flows. The Company anticipates approximately $2 of these liabilities will be paid within the next four years, with the remaining amounts being paid over the next ten years.

As a result of the Bakelite Acquisition, a site was acquired in Duisburg, Germany with significant soil and groundwater contamination beneath a facility that is shared with Rütgers Chemicals AG (“Rütgers”). Rütgers is in discussions with the local authorities concerning a proposed remediation plan; however, the scope and extent of that plan and the costs of its possible implementation are not yet reasonably estimable. Rütgers has contractually agreed to provide indemnifications to the Company with respect to this matter until 2025, subject to certain exceptions and limitations. Management believes that it is unlikely that the Company will have to take extensive actions for remediation. While it is reasonably possible some costs could be incurred related to these sites, the Company has inadequate information to enable it to estimate a potential range of liability, if any.

Legal Matters

The Company is involved in various product liability, commercial and employment litigation, personal injury, property damage and other legal proceedings that are considered to be in the ordinary course of business. The following legal claim is not in the ordinary course of business:

In 1992, the State of Sao Paulo Tax Bureau issued an assessment against Brazil Quimica, a wholly owned subsidiary of the Company, claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes, characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions, and Brazil Quimica has filed an administrative appeal seeking cancellation of the assessment. In December 2001, the Administrative Court upheld the assessment. In September 2002, Brazil Quimica filed a second appeal with the highest level administrative court, again seeking cancellation of the assessment. Argument was made to the court in September 2004; the Company is awaiting its

HEXION SPECIALTY CHEMICALS CANADA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In millions)

ruling. At December 31, 2005, the amount of the assessment, including tax, penalties, monetary correction and interest is 54 million Brazilian Reais, or approximately $23. Management believes Brazil Quimica has a strong defense against the assessment and will pursue the appeal vigorously; including appeal to the judicial level; however, no assurance can be given that the assessment will not be upheld. At this time the Company does not believe a loss is probable, therefore, only related legal fees have been accrued.

The Company has reserved approximately $3 and $2 at December 31, 2005 and 2004, respectively, relating to all non-environmental legal matters for legal defense and settlement costs that it believes are probable and estimable at this time.

12. Pension and Retirement Savings Plans

The Company and its subsidiaries sponsor non-contributory defined-benefit pension plans that cover most Canadian employees, and foreign employees in certain countries. Depending on the plan, benefits are based on eligible compensation and / or years of credited service.

Prior to the Combination, the measurement date for the Canadian plan was September 30. Beginning in 2005, the Company has elected to make the measurement date for all pension obligations as of December 31. This change in measurement date had an immaterial effect on the benefit obligation and expense recognized for 2005.

Following is a rollforward of the projected benefit obligation and assets for the Company’s defined benefit plans.

	2005	2004
Change in Benefit Obligation

Benefit obligation at beginning of year	$8	$7

Service cost	2	—
Interest cost	3	1
Actuarial gains	(5)	—
Foreign currency exchange rate changes	(10)	1
Benefits paid	(2)	(1)
Acquisitions	114	—

Benefit obligation at end of year	110	8

Change in Plan Assets

Fair value of plan assets at beginning of year	5	5
Actual return on plan assets	1	—
Foreign currency exchange rate changes	—	1
Employer contribution	2	—
Benefits paid	(2)	(1)

Fair value of plan assets at end of year	6	5

Plan assets less than benefit obligation	(104)	(2)
Unrecognized net actuarial loss	(1)	4
Unrecognized prior service cost	—	—

Net liability recognized	$(105)	$2

HEXION SPECIALTY CHEMICALS CANADA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In millions)

Amounts recognized in the balance sheets, after reclassification of the prepaid pension asset to reflect a minimum pension liability adjustment for certain plans, consist of:

	2005	2004
Accrued benefit liability	$(110)	$(2)
Accumulated other comprehensive loss	5	4

Net amount recognized	$(105)	$2

The Company’s accrued benefit liability of $110 includes $4 recorded in Other current liabilities at December 31, 2005. At December 31, 2004, the Company’s accrued benefit liability of $2 included $1 recorded in Other current liabilities.

The Company’s acquisition of Bakelite in the second quarter of 2005 included two unfunded defined benefit plans in Germany, with a total projected benefit obligation of $114 at the date of acquisition. The foreign currency impact reflected in the rollforward relate to changes in the Euro versus the U.S. dollar.

The following summarizes defined benefit pension plans with an accumulated benefit obligation in excess of plan assets:

	2005	2004
Projected benefit obligation	$110	$8
Accumulated benefit obligation	102	7
Fair value of plan assets	6	5

Following are the components of net pension expense recognized by the Company for the years ended December 31:

	2005	2004	2003
Service cost	$2	$—	$—
Interest cost on projected benefit obligation	3	1	—
Expected return on assets	—	(1)	—

Net pension expense	$5	$—	$—

Determination of actuarial assumptions

The Company’s actuarial assumptions are determined separately for each plan, taking into account the demographics of the population, the target asset allocations for funded plans, the regional economic trends, statutory requirements and other factors that could impact the benefit obligation and assets of the plan.

The discount rate selected reflects the rate at which pension obligations could be effectively settled. When selecting a discount rate, the Company takes into consideration yields on government bonds and high-grade corporate bonds, as well as annuity pricing information furnished by local insurance carriers, for instruments with durations consistent with the duration of the liabilities being measured.

The rate of increase in future compensation levels is determined based on salary and wage trends in the chemical and other similar industries, as well as the Company’s specific compensation targets by country. Input is obtained from the Company’s internal Human Resources group, and outside actuaries. The rate includes components for both wage rate inflation, and merit increases.

HEXION SPECIALTY CHEMICALS CANADA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In millions)

The expected long-term rate of return on plan assets is determined based on the plan’s current and projected asset mix. In determining the expected overall long-term rate of return on assets, the Company takes into account the rates on long-term debt investments held within the portfolio, as well as expected trends in the equity markets, for plans including equity securities. Peer data and historical returns are reviewed, and the Company consults with its actuaries, as well as investment professionals, to confirm that the Company’s assumptions are reasonable.

The weighted average rates used to determine the benefit obligations for the Company were as follows:

	2005	2004
Discount rate	4.3%	6.0%
Rate of increase in future compensation levels	2.5%	3.0%

The weighted average rates used to determine net pension expense for the Company were as follows:

	2005	2004	2003
Discount rate	4.4%	6.0%	6.5%
Rate of increase in future compensation levels	2.5%	3.0%	3.5%
Expected long-term rate of return on plan assets	7.0%	7.8%	7.8%

Investment Policies and Strategies

The Company’s investment strategy for the assets of its Canadian defined benefit pension plan is to maximize the long-term return on plan assets using a mix of equities and fixed income investments and accepting a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and expected timing of future cash flow requirements. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across Canadian. and foreign stocks, as well as growth, value and small and large capital investments. Investment risk and performance is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset / liability studies.

The Company periodically reviews its target allocation of Canadian plan assets among various asset classes. The targeted allocations are based on anticipated asset performance, discussions with investment professionals, and on the projected timing of future benefit payments.

Following is a summary of weighted average allocations of plan assets for the Company’s Canadian plan by investment type at the 2005 and 2004 measurement dates, and weighted average target 2006 allocations:

	Actual		Target
North American pension assets	2005	2004	2006
Equity securities	60%	58%	60%
Debt securities	35%	38%	30%
Cash, short-term investments and other	5%	4%	10%

	100%	100%	100%

Projections of Plan Contributions and Benefit Payments

The Company expects to make contributions totaling $4 to its defined benefit plans in 2006.

HEXION SPECIALTY CHEMICALS CANADA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In millions)

Estimated future plan benefit payments as of December 31, 2005 are as follows:

2006	$3
2007	4
2008	4
2009	5
2010	5
2011 to 2015	27

Defined Contribution Plans

The Company provides benefits under various defined benefit contribution plans to its employees in various countries . Depending upon the country and plan, eligible salaried and hourly employees may contribute up to 7% of their pay as basic contributions to the plans. The Company makes contributions to these plans in amounts up to 100% of basic contributions. Charges to operations for matching contributions under these defined contribution plans in 2005, 2004 and 2003 totaled $2, $2 and $2, respectively.

13. Non-Pension Postretirement Benefits

The Company provides other postretirement benefit plans to its Canadian employees. This plan provides retirees and their dependents certain medical and life insurance benefits. These benefits are funded on a pay-as-you-go basis.

The plan participants are provided with supplemental benefits to the respective provincial healthcare plan in Canada. The domestic postretirement medical benefits are contributory; the Canadian medical benefits are non-contributory. The domestic and Canadian postretirement life insurance benefits are non-contributory.

Prior to the Combination, the measurement date for this plan was September 30. Beginning in 2005, the Company has elected to make the measurement date for its postretirement obligations as of December 31. This change in measurement date had an immaterial effect on the benefit obligation and expense recognized for 2005.

Following is a rollforward of the projected benefit obligation for the years ended December 31, 2005 and 2004.

	2005	2004
Change in Benefit Obligation

Benefit obligation at beginning of year	$3	$3
Interest cost	1	—
Actuarial losses	1	—

Benefit obligation at end of year	5	3

Unrecognized net actuarial loss	(3)	(2)

Accrued postretirement obligation at end of year	$2	$1

Net postretirement (benefit) expense for the Company was less than $1 million for the years ended December 31, 2005, 2004 and 2003.

The weighted average discount rates used to determine the benefit obligations for the Company were 6.5% for both periods presented.

HEXION SPECIALTY CHEMICALS CANADA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In millions)

The weighted average discount rates used to determine net postretirement (benefit) expense for the Company were 6.5%, 6.0% and 6.5% for the years ended December 31, 2005, 2004 and 2003, respectively.

Following are the weighted average assumed health care cost trend rates at December 31, 2005 and 2004:

	2005	2004
Health care cost trend rate assumed for next year	7.2%	7.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.4%	4.4%
Year that the rate reaches the ultimate trend rate	2015	2015

A one-percentage-point change in the assumed health care cost trend rates would have the following impact on the Company’s postretirement benefits:

	1% increase	1% decrease
Effect on total service cost and interest cost components	$—	$—
Effect on postretirement benefit obligation	1	(1)

Projected future plan benefit payments for 2006-2010 are less than $1 per year, and approximately $1 in aggregate. Projected future plan benefit payments for the years 2011-2015 are $1.

14. Shareholder’s Equity (Deficit)

Shareholder’s equity (deficit) at December 31, 2005 and 2004 reflects the common equity of Hexion Canada with all of the common equity of its subsidiaries eliminated, except for the equity of Hexion Malaysia representing Hexion’s 34% interest, totaling $1. Paid-in capital for periods prior to the reorganization of the Company on August 12, 2004 is presented on a combined basis.

Hexion Canada has 489,866 shares of no-par common stock outstanding during all periods presented with an unlimited number of shares of common preference and Preference B shares authorized.

In 2005, Hexion made a capital contribution to the Company of $95 relating to a partial repayment of Hexion Canada’s loan from Nova Scotia to finance the acquisition of Bakelite (see Note 9). In 2004, Hexion made a capital contribution to the Company for $1 relating to interest capitalized by Hexion in association with a capital project completed by Hexion Canada during 2004. In 2003, Hexion made capital contributions of $49 and $3 related to loans due to Hexion from two of the Company’s subsidiaries.

Hexion Malaysia paid common stock dividends to the Company of $1 for the year ended December 31, 2004. Borden Panama paid dividends of $2 to the Company for the year ended December 31, 2003.

15. Income Taxes

Comparative analysis of Hexion Canada’s income tax expense (benefit) follows:

	2005	2004	2003
Current
Federal & provincial	$(2)	$5	$(6)
Foreign	8	2	4

Total	6	7	(2)

Deferred
Federal & provincial	1	—	0
Foreign	(2)	16	1

Total	(1)	16	1

Income tax expense (benefit)	$5	$23	$(1)

HEXION SPECIALTY CHEMICALS CANADA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In millions)

A reconciliation of the Company’s combined differences between income taxes computed at Canadian federal statutory tax rate of 22.12% and provisions for income taxes follows:

	2005	2004	2003
Income taxes computed at federal statutory tax rate	$3	$—	$8
Foreign rate differentials	2	2	3
Expenses not deductible for tax	2	8	1
Unrepatriated earnings of foreign subsidiaries	2	14	—
Adjustment of prior estimates and other	(4)	(3)	(15)
Provincial taxes and other	—	2	2

Income tax expense (benefit)	$5	$23	$(1)

The 2005 consolidated tax expense reflects higher tax rates in foreign jurisdictions compared to the domestic rate of 22.12%.

Following the Acquisition in August 2004, Apollo made a determination that the unrepatriated earnings of the Company’s foreign subsidiaries are no longer considered permanently reinvested. As such, the 2004 consolidated tax expense reflects a provision of $14 for taxes associated with the unrepatriated earnings of the foreign subsidiaries.

The 2003 consolidated tax benefit reflects a release of reserves for prior years’ Canadian tax audits of $16. These reserves were released as a result of the settlement of audit issues relating to the divestiture of operating businesses by the Company in prior years.

The domestic and foreign components of the Company’s combined Income (loss) before income taxes are as follows:

	2005	2004	2003
Domestic	$(7)	$6	$22
Foreign	22	(4)	13

	$15	$2	$35

HEXION SPECIALTY CHEMICALS CANADA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In millions)

The tax effects of the Company’s significant temporary differences, and net operating loss and credit carryforwards, which comprise the deferred tax assets and liabilities at December 31, 2005 and 2004, are as follows:

	2005	2004
Assets
Accrued and other expenses	$10	$3
Net operating loss and credit carryforwards	13	14
Pension liability	16	2
Certain intangibles	5	—

Gross deferred tax assets	44	19
Valuation allowance	(20)	(10)

	24	9

Liabilities
Property, plant, equipment and intangibles	43	13
Unrepatriated earnings of foreign subsidiaries	13	14
Other long term liabilities	5	—

Gross deferred tax liabilities	61	27

Net deferred tax liability	$37	$18

The Company’s deferred tax assets include Foreign net operating loss carryforwards. As of December 31, 2005, the Foreign net operating loss carryforwards available are $43, related primarily to the UK. These net operating loss carryforwards have an unlimited carryover and do not expire. A valuation allowance of $11 has been provided against these attributes.

The Canada Revenue Agency is currently auditing the Canadian company for the period 2001-2002. Tax years 2003-2005 remain open for inspection and examination by various Canadian taxing authorities.

16. Supplemental Information

Changes in the Accounts receivable allowance for doubtful accounts are as follows for the year ended December 31, 2005:

Balance—December 31, 2004	$3

Acquisition	6
Provision for doubtful accounts	2
Write-offs of uncollectible accounts and other	(1)

Balance—December 31, 2005	$10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder

of Hexion Specialty Chemicals Canada, Inc.

We have audited the accompanying consolidated balance sheets of Hexion Specialty Chemicals Canada, Inc. (formerly Borden Chemical Canada, Inc), a wholly-owned subsidiary of Hexion Specialty Chemicals, Inc., and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows, and shareholder’s equity (deficit) for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of National Borden Chemical Germany GmbH (a subsidiary), which statements reflect total assets constituting 59 percent of consolidated total assets as of December 31, 2005, and total revenues constituting 39 percent of consolidated total revenues for the year ended December 31, 2005. Such financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for National Borden Chemical Germany GmbH, is based solely on the report of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Hexion Specialty Chemicals Canada, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Columbus, Ohio

March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholder of

National Borden Chemical GmbH:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholder’s equity and cash flows present fairly, in all material respects, the financial position of National Borden Chemical Germany GmbH, and its subsidiaries, at December 31, 2005 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion

PRICEWATERHOUSECOOPERS LLP

Columbus, Ohio

March 16, 2006

