Form 10-Q
period 2006-03-31
HEXION SPECIALTY CHEMICALS, INC.
filed 2006-05-15
CIK 13239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-71

HEXION SPECIALTY CHEMICALS, INC.

(Exact name of registrant as specified in its charter)

New Jersey	13-0511250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

180 East Broad St., Columbus, OH 43215	614-225-4000
(Address of principal executive offices including zip code)	(Registrant’s telephone number including area code)

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

Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on May 12, 2006: 82,556,847

HEXION SPECIALTY CHEMICALS, INC.

PART 1 – Financial Information

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

HEXION SPECIALTY CHEMICALS, INC.

	Three Months ended March 31,
(In millions, except share and per share data)	2006	2005
Net sales	$1,245	$1,012
Cost of sales	1,060	863

Gross profit	185	149

Selling, general & administrative expense	101	86
Transaction related costs (See Note 1)	4	7
Other operating income	(30)	(3)

Operating income	110	59

Interest expense, net	54	45
Other non-operating expense, net	1	9

Income before income tax and minority interest	55	5
Income tax expense	19	13

Income (loss) before minority interest	36	(8)
Earnings from unconsolidated entities, net of taxes	1	—
Minority interest in net income of consolidated subsidiaries	(2)	(2)

Net income (loss)	35	(10)
Redeemable preferred stock accretion (See Note 6)	13	—

Net income (loss) available to common shareholders	$22	$(10)

Comprehensive income (loss)	$46	$(40)

Basic and Diluted Per Share Data
Net income (loss) available to common shareholders	$0.27	$(0.12)

Average number of common shares outstanding during the period – basic and diluted	82,629,906	82,629,906

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

(In millions)	March 31, 2006	December 31, 2005
ASSETS
Current Assets
Cash and equivalents	$168	$183
Accounts receivable (less allowance for doubtful accounts of $20 at March 31, 2006 and $19 at December 31, 2005)	684	605
Inventories:
Finished and in-process goods	297	292
Raw materials and supplies	173	153
Other current assets	88	132

	1,410	1,365

Other Assets	103	103

Property and Equipment
Land	69	63
Buildings	219	209
Machinery and equipment	1,837	1,777

	2,125	2,049
Less accumulated depreciation	(685)	(653)

	1,440	1,396

Goodwill	172	169
Other Intangible Assets, net	182	176

Total Assets	$3,307	$3,209

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

(In millions, except share and per share data)	March 31, 2006	December 31, 2005
LIABILITIES, REDEEMABLE PREFERRED STOCK, COMMON STOCK AND OTHER SHAREHOLDER’S DEFICIT
Current Liabilities
Accounts and drafts payable	$547	$503
Debt payable within one year	41	51
Interest payable	50	45
Income taxes payable	107	91
Other current liabilities	242	248

	987	938

Other Liabilities
Long-term debt	2,299	2,303
Long-term pension obligations	176	167
Non-pension post employment benefit obligations	115	119
Deferred income taxes	135	139
Other long-term liabilities	98	92

	2,823	2,820

Minority interest in consolidated subsidiaries	9	11

Commitments and Contingencies (See Note 5)

Redeemable Preferred Stock - $0.01 par value; liquidation preference $25 per share; 60,000,000 shares authorized, 14,781,959 issued and outstanding at March 31, 2006 and December 31, 2005 (See Note 6)	377	364

Common Stock and Other Shareholder’s Deficit
Common stock - $0.01 par value; 300,000,000 shares authorized, 170,678,965 issued, 88,049,059 treasury and 82,629,906 outstanding at March 31, 2006 and December 31, 2005	1	1
Paid-in capital	504	515
Treasury stock	(296)	(296)
Accumulated other comprehensive loss	(59)	(70)
Accumulated deficit	(1,039)	(1,074)

	(889)	(924)

Total Liabilities, Redeemable Preferred Stock, Common Stock and Other Shareholder’s Deficit	$3,307	$3,209

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

HEXION SPECIALTY CHEMICALS, INC.

	Three months ended March 31,
(In millions)	2006	2005
Cash Flows from (used in) Operating Activities
Net income (loss)	$35	$(10)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	38	36
Unrealized loss on derivative instruments	—	10
Minority interest in net income of consolidated subsidiaries	2	2
Stock-based compensation	2	—
Gain on sale of businesses and assets	(37)	(2)
Deferred tax provision	3	8
Non-cash restructuring	3	—
Impairments	4	—
Net change in assets and liabilities:
Accounts receivable	(76)	(30)
Inventories	(10)	7
Accounts and drafts payable	44	13
Income taxes payable	16	2
Other assets	28	10
Other liabilities	(8)	(22)

	44	24

Cash Flows (used in) from Investing Activities
Capital expenditures	(27)	(13)
Acquisition of businesses, net of cash acquired	(56)	—
Proceeds from the sale of businesses, net of cash divested	41	2
Deferred acquisition costs	—	(9)

	(42)	(20)

Cash Flows from (used in) Financing Activities
Net short-term repayments	(9)	(3)
Borrowings of long-term debt	34	144
Repayments of long-term debt	(39)	(139)
IPO related costs (See Note 1)	(2)	—
Purchase price adjustment payable to parent (See Note 4)	—	8
Repayments of cash overdrafts	—	(2)
Other	—	(5)

	(16)	3

Effect of exchange rates on cash and equivalents	(1)	(1)

(Decrease) increase in cash and equivalents	(15)	6
Cash and equivalents at beginning of period	183	152

Cash and equivalents at end of period	$168	$158

Supplemental Disclosures of Cash Flow Information
Cash paid:
Interest, net	$48	$34
Income taxes, net	5	1
Non-cash activity:
Redeemable preferred stock accretion (See Note 6)	13	—

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF COMMON STOCK AND OTHER SHAREHOLDER’S DEFICIT (Unaudited)

HEXION SPECIALTY CHEMICALS, INC.

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss) (a)	Accumulated Deficit	Total
Balance, December 31, 2005	$1	$515	$(296)	$(70)	$(1,074)	$(924)

Net income	—	—	—	—	35	35
Translation adjustments	—	—	—	11	—	11

Comprehensive income	—	—	—	—	—	46

Stock based compensation expense	—	2	—	—	—	2
Redeemable preferred stock accretion (See Note 6)	—	(13)	—	—	—	(13)

Balance, March 31, 2006	$1	$504	$(296)	$(59)	$(1,039)	$(889)

(a)	Accumulated other comprehensive loss at March 31, 2006 represents $38 of net foreign currency translation gains, a $5 net loss from purchase accounting adjustments related to acquisition of minority interests and a $92 net loss relating to the Company’s minimum pension liability adjustment. Accumulated other comprehensive loss at December 31, 2005 represents $27 of net foreign currency translation gains, a $5 net loss from purchase accounting adjustments related to the acquisition of minority interests and a $92 net loss relating to the Company’s minimum pension liability adjustment.

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In millions, except share data)

1. Background and Basis of Presentation

Hexion Specialty Chemicals, Inc. (“Hexion” or “the Company”) is engaged in the manufacture and marketing of resins, inks, coating and adhesive resins, formaldehyde, oil field products and other specialty and industrial chemicals worldwide. At March 31, 2006, the Company has 94 production and manufacturing facilities, of which 37 are located in the U.S. Hexion was formed on May 31, 2005 upon the combination of three Apollo Management, L.P. (“Apollo”) controlled companies (the “Combinations”), Resolution Performance Products, LLC (“Resolution Performance”), Resolution Specialty Materials, Inc. (“Resolution Specialty”) and Borden Chemical, Inc. (“Borden Chemical”). Upon consummation of the Combinations, Borden Chemical changed its name to Hexion Specialty Chemicals, Inc., and BHI Acquisition LLC (“BHI Acquisition”), Borden Chemical’s parent, changed its name to Hexion LLC. Prior to the Combinations, on April 29, 2005, a subsidiary of Borden Chemical completed its acquisition of Bakelite Aktiengesellschaft (“Bakelite”) (See Note 3).

The Company has incurred costs totaling approximately $4 and $7 in connection with the Combinations and terminated acquisition activities during the three months ended March 31, 2006 and 2005, respectively, primarily for accounting, consulting, legal and contract termination fees. As the Combinations transaction was considered a merger of entities under common control, in accordance with Financial Accounting Standard Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, related costs have been expensed as incurred and are included in the Condensed Consolidated Statements of Operations as Transaction related costs.

On April 25, 2005, the Company filed a registration statement, which is not yet effective, with the U.S. Securities and Exchange Commission (the “SEC”) for a proposed initial public offering (“IPO”) of its common stock. The Company subsequently filed seven amendments to its registration statement from May 2, 2005 through April 14, 2006.

The Company has incurred accounting, legal, and printing costs in connection with the proposed IPO. As the costs of issuing common stock are considered a reduction of the related proceeds of the offering, these costs, which were $13 at March 31, 2006 and $11 at December 31, 2005 have been deferred within Other current assets on the Condensed Consolidated Balance Sheets until the IPO is effected.

Basis of Presentation— Prior to the Combinations, Resolution Performance, Resolution Specialty and Borden Chemical were considered entities under the common control of Apollo affiliates as defined in Emerging Issues Task Force (“EITF”) Issue No. 02-5, Definition of Common Control in Relation to FASB Statement of Financial Accounting Standards No. 141, “Business Combinations.” As a result of the Combinations the financial statements of these entities are presented retroactively on a consolidated basis in a manner similar to a pooling of interests, and include the results of operations of each business only from the date of acquisition by the Apollo affiliates.

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation, have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited Financial Statements should be read in conjunction with the financial statements, accounting policies and notes included in the Company’s audited financial statements for the year ended December 31, 2005. Results for the interim periods are not necessarily indicative of results for the full year.

2. Summary of Significant Accounting Policies

The following is an update of the significant accounting policies followed by the Company:

Principles of Consolidation—The Condensed Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries in which no substantive participating rights are held by minority shareholders, after elimination of intercompany accounts and transactions. The Company’s share of the net earnings of 20% to 50% owned companies, for which it has the ability to exercise significant influence over operating and financial policies, are included in income on an equity basis. Investments of other companies are carried at cost.

The Company has recorded a minority interest for the equity interests in subsidiaries that are not 100% owned by the Company. On May 31, 2005, the Resolution Performance and Resolution Specialty minority interests were purchased in connection with the Combinations and recorded as a step acquisition. At March 31, 2006 and December 31, 2005, the minority interest primarily reflects the Company’s joint venture partner’s ownership interest in HA-International, LLC (“HAI”), a joint venture between the Company and Delta-HA, Inc.

Earnings Per Share – As a result of the Combinations, the Company’s capital structure consists of 82,629,906 shares outstanding. For purposes of calculating earnings per share, 82,629,906 was used as the number of outstanding shares for all periods presented as no new shares were issued as a result of the legal merger of Resolution Performance, Resolution Specialty and Borden Chemical. This presentation reflects the post-merger capital structure of the Company for all periods on a consistent basis. The Company did not have any potentially dilutive instruments outstanding for any periods.

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

3. Acquisitions and Divestitures

Acquisitions

The Company accounts for acquisitions using the purchase method of accounting. Accordingly, results of operations of the acquired entities have been included from the date of acquisition, and any excess of purchase price over the sum of amounts assigned to identified assets and liabilities has been recorded as goodwill. Fair values are based upon preliminary appraisals, internal studies and analyses and are subject to final adjustments.

On January 31, 2006, the Company completed the purchase of the decorative coatings and adhesives business unit of The Rhodia Group (the “Coatings Acquisition”). The business generated 2005 sales of approximately $200, with 8 manufacturing facilities in Europe, Australia and Thailand. On March 1, 2006, the Company acquired the global wax compounds business of Rohm and Haas (the “Wax Compound Acquisition”). The business generated 2005 sales of approximately $10. The purchase included Rohm and Haas’ wax compounds technology and product lines, manufacturing equipment and other business assets. The aggregate purchase price for the two acquisitions, including related direct costs, was $56. The proforma effects of the acquisitions are not material.

Divestitures

On March 31, 2006, the Company sold Alba Adesivos Industria e Comercio Ltda. (“Alba Adesivos”), a consumer adhesives company based in Boituva, Brazil (the “Brazilian Consumer Divestiture”). Alba Adesivos is a producer of branded consumer and professional grade adhesives. The company generated 2005 sales of $38 and has approximately 140 employees. On March 31, 2006, the Company also completed the sale of its remaining 10% interest in Japan Epoxy Resin Co., Ltd., to its joint venture partner. The joint venture interest was accounted for using the cost method. The Company recognized gains totaling $37 related to these divestitures ($31 million on an after tax basis) that are included in Other operating income for the three months ended March 31, 2006.

4. Related Party Transactions

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

Pursuant to the agreements in effect during the three months ended March 31, 2006 and 2005, the Company made payments of $0 and $3, respectively, and expensed fees of $1 for each of the three months ended March 31, 2006 and 2005, which are included within Other operating income in the Company’s Consolidated Statements of Operations.

Other Transactions and Arrangements

The Company sells finished goods to a former unconsolidated joint venture of the Company and certain Apollo affiliates. These sales totaled $4 and $8 for the three months ended March 31, 2006 and 2005, respectively. Accounts receivable from these affiliates totaled $2 at March 31, 2006 and December 31, 2005. The Company also purchases raw materials and services from certain Apollo affiliates. These purchases totaled $1 and $2 for the three months ended March 31, 2006 and 2005, respectively. The Company had accounts payable to Apollo and affiliates of less than $1 at March 31, 2006 and December 31, 2005.

In the first quarter of 2005, Borden Chemical received a payment of $8 from its previous owner, Kohlberg Kravis Roberts & Co., for adjustments made to the purchase price of the Apollo acquisition of Borden Chemical. This amount was subsequently paid to Borden Chemical’s parent, BHI Acquisition, in the second quarter of 2005.

5. Commitments and Contingencies

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

The Company has recorded liabilities, relating to 65 locations (69 at December 31, 2005), of approximately $37 and $39 at March 31, 2006 and December 31, 2005, respectively, for all probable environmental remediation, indemnification and restoration liabilities. These amounts include estimates of unasserted claims the Company believes are probable of loss and reasonably estimable. Based on the factors discussed below and currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $26 to $75, in the aggregate, at March 31, 2006. This estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based, and in order to establish the upper end of such range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates.

Following is a more detailed discussion of the Company’s environmental liabilities and related assumptions at March 31, 2006:

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

The Company has recorded a liability of approximately $20 at March 31, 2006 and December 31, 2005 related to the BCP Geismar site. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with this site may fall within a range of $13 to $32, depending upon the factors discussed above. Due to the long-term nature of the project, the reliability of timing and the ability to estimate remediation payments, this liability was recorded at its net present value, assuming a 3% discount rate and a time period of thirty years and the range of possible outcomes is discounted similarly. The undiscounted liability is approximately $30 over thirty years with payments of $7 to be paid ratably between 2006 and 2010.

Superfund Sites / Offsite Landfills—The Company is currently involved in environmental remediation activities at 30 sites (29 at December 31, 2005) in which it has been notified that it is, or may be, a PRP under the United States Comprehensive Environmental Response, Compensation and Liability Act or similar state “superfund” laws. The Company has recorded a liability of approximately $8 at March 31, 2006 and approximately $9 at December 31, 2005 related to these sites. The Company anticipates approximately 60% of this liability will be paid within the next five years, with the remaining payments occurring over the next twenty-five years. The Company generally does not bear a significant level of responsibility for these sites, and therefore, has little control over the costs and timing of cash flows. At 17 of the 30 sites, the Company’s share is less than 1%. At some of the remaining 13 sites, the Company has negotiated allocations ranging from 1% to 9% of the total liability which accounts for $7 of the total amount reserved for superfund / offsite landfill sites at March 31, 2006 and December 31, 2005. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may be as low as $6 or as high as $16, in the aggregate. In estimating both its current reserves for environmental remediation at these sites and the possible range of additional costs, the Company has not assumed that it will bear the entire cost of remediation of every site to the exclusion of other known PRPs who may be jointly and severally liable. The Company has limited information to assess the viability of other PRPs and their probable contribution on a per site basis. The range of possible outcomes also takes into account the maturity of each project, which results in a more narrow range as the project progresses. The Company’s ultimate liability will depend on many factors including its volumetric share of waste, the financial viability of other PRPs, the remediation methods and technology used, the amount of time necessary to accomplish remediation, and the availability of insurance coverage. The Company’s insurance provides very limited, if any, coverage for these environmental matters.

Sites Under Current Ownership—The Company is conducting environmental remediation at 11 locations (14 at December 31, 2005) currently owned by the Company, of which 2 sites are no longer operating. There are no other parties responsible for remediation at these sites. Much of the remediation is being performed by the Company on a voluntary basis; therefore, the Company has greater control over the costs to be incurred and the timing of cash flows. The Company has accrued approximately $5 and $6 at March 31, 2006 and December 31, 2005, respectively, for remediation and restoration liabilities at these locations. The Company anticipates approximately $3 of these liabilities will be paid within the next three years, with the remaining amounts being paid over the next ten years. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $4 to $11, in the aggregate. The factors influencing the ultimate outcome include the methods of remediation to be elected, the conclusions and assessment of site studies remaining to be completed and the time period required to complete the work.

Other Sites—The Company is conducting environmental remediation at 10 locations that it formerly owned. The Company has accrued approximately $3 at March 31, 2006 and December 31, 2005 for remediation and restoration liabilities at these locations. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $2 to $12, in the aggregate. The primary drivers in determining the final costs to the Company on these matters are the method of remediation selected and the level of participation of third parties.

In addition, the Company is responsible for 12 sites (14 at December 31, 2005) that require monitoring where no additional remediation is expected and has also established accruals for other related costs, such as fines and penalties. The Company has accrued approximately $1 at March 31, 2006 and December 31, 2005 related to these sites. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $1 to $4 in the aggregate. Payment of these liabilities is anticipated to occur over the next ten years. The ultimate cost to the Company will be influenced by any variations in projected monitoring periods or by findings that are better or worse than anticipated.

The Company formerly operated the Smith Douglass fertilizer business, which included a phosphate processing operation in Manatee County, Florida and an animal food processing operation in Hillsborough County, Florida. Both operations were sold in 1980. The EPA sent the Company and another former owner of the Manatee County facility a request for $0.1 relating to oversight costs incurred when the site was abandoned by its current owner. The Company is disputing the charge. The Company is aware that state and Federal environmental agencies have taken measures to prevent the off-site release of water from rainfall that accumulated in the drainage ditches and lagoons surrounding the gypsum piles located on this site. The Company is aware that the current owner of the Hillsborough County site ceased operations in March 2004 and is working with governmental agencies to effect closure of that site. At this time, the Company has received an information request from the EPA but has not received any demands from any governmental agencies or others regarding the closure and environmental cleanup at this site, which the Company believes is the responsibility of the current owner. While it is reasonably possible some costs could be incurred related to these sites, the Company has inadequate information to enable it to estimate a potential range of liability, if any.

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

For environmental conditions that existed at Resolution Performance sites prior to November 2000, the Royal Dutch/Shell Group of Companies (“Shell”) generally will indemnify the Company for environmental damages associated with environmental conditions that occurred or existed before the recapitalization in November 2000, subject to certain limitations. There have been no claims against Resolution Performance since November 2000 relating to such environmental matters; therefore, the Company has no accruals at March 31, 2006 and December 31, 2005 relating to Resolution Performance environmental matters.

According to the terms of the Resolution Specialty purchase agreement, Eastman Chemical Company retained the liability and indemnified Resolution Specialty for pre-existing unknown environmental conditions at facilities that were transferred to the Company, as well as for the pre-existing known environmental condition at the Roebuck, South Carolina facility, subject to certain limitations.

Non-Environmental Legal Matters

The Company has reserved approximately $12 at March 31, 2006 and December 31, 2005 relating to all non-environmental legal matters for legal defense and settlement costs that it believes are probable and estimable at this time.

Following is a discussion of non-environmental legal proceedings that are not in the ordinary course of business:

Brazil Tax Claim—In 1992, the State of Sao Paulo Administrative Tax Bureau issued an assessment against the Company’s Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes, characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions and the subsidiary has filed an administrative appeal seeking cancellation of the assessment. The Administrative Court upheld the assessment in December 2001. In 2002, the subsidiary filed a second appeal with the highest-level Administrative Court, again seeking cancellation of the assessment. Argument was made to the court in September 2004; the Company is awaiting its ruling. At March 31, 2006, the amount of the assessment, including tax, penalties, monetary correction and interest, is 56 million Brazilian Reais, or approximately $26. The Company believes it has a strong defense against the assessment and will pursue the appeal vigorously, including appealing to the judicial level; however, there is no assurance that the assessment will not be upheld. At this time, the Company does not believe a loss is probable; therefore, only related legal fees have been accrued.

CTA Acoustics—From the third quarter 2003 to the first quarter 2004, six lawsuits were filed against Borden Chemical in the 27th Judicial District, Laurel County Circuit Court, in Kentucky, arising from an explosion at a customer’s plant where seven plant workers were killed and other workers were injured. The lawsuits primarily seek recovery for wrongful death, emotional and personal injury, loss of consortium, property damage and indemnity. The litigation also includes claims by the Company’s customer against the Company for property damage. On October 20, 2005, a settlement was reached with representatives of the seven deceased plant workers and twelve seriously injured workers. The Company also settled claims for emotional distress and minor injuries from 75 current and former CTA workers. The Company’s share of the settlement amounts is covered by insurance. The property damage claims remain to be resolved. The Company previously accrued and spent $5, the amount of its insurance deductible, relating to these actions and has insurance coverage expected to address any additional payments and legal fees.

Other Legal Matters— The Company is involved in various product liability, commercial and employment litigation, personal injury, property damage and other legal proceedings, which are considered to be in the ordinary course of business. There has been increased publicity about asbestos liabilities faced by manufacturing companies. In large part, as a result of the bankruptcies of many asbestos producers, plaintiffs’ attorneys are increasing their focus on peripheral defendants, including the Company, and asserting that even products that contained a small amount of asbestos caused injury. Plaintiffs are also focusing on alleged harm caused by other products the Company has made or used, including those containing silica and vinyl chloride monomer. The Company does not believe that it has a material exposure relating to these claims and believes it has adequate reserves and insurance to cover currently pending and foreseeable future claims.

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

Other Commitments and Contingencies

The Company entered into contractual agreements with Shell and other third parties for the supply of site services, utilities, materials and facilities and for operation and maintenance services necessary to operate certain of the Company’s facilities on a stand-alone basis. The duration of the contracts range from less than one year to 20 years, depending on the nature of services. Such contracts may be terminated by either party under certain conditions as provided for in the respective agreements; generally, 90 days notice is required for short-term contracts and three years notice is required for longer-term contracts (generally those contracts in excess of five years). Contractual pricing generally includes a fixed and variable component.

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

6. Redeemable Preferred Stock

In May 2005, Hexion Escrow Corp., a subsidiary of Hexion which merged into Hexion coincidental with the Combinations, offered 14 million shares of Redeemable Series A Floating Rate Preferred Stock, par value $0.01 per share, and a liquidation preference of $25 per share (the “Preferred Stock”). For accounting purposes, the Preferred Stock is considered increasing rate preferred stock issued at an implied premium. As such, the implied premium is being accreted using the effective interest method from the issue date through May 15, 2007, which is the commencement of the perpetual dividend. For the three months ended March 31, 2006, the Company has recognized accreted dividends, including accretion of the implied premium, of $13.

The Company expects to use a portion of the proceeds it receives from the amended and restated senior secured credit facilities (See Note 10) to redeem the Preferred Stock.

7. Pension and Postretirement Expense

Following are the components of net pension and postretirement expense (benefit) recognized by the Company for the three months ended March 31, 2006 and 2005:

	Pension		Postretirement
	Three months ended March 31,		Three months ended March 31,
	2006	2005	2006	2005
Service cost	$3	$3	$—	$—
Interest cost	7	5	—	—
Expected return on plan assets	(6)	(7)	—	—
Amortization of prior service cost	—	—	(3)	(3)
Recognized net actuarial loss (gain)	3	2	—	(1)

	$7	$3	$(3)	$(4)

The amortization of prior service cost included in the postretirement benefit relates to plan amendments made in 2004 and 2003.

8. Segment Information

The Company’s organizational structure is based on the products the Company offers and the markets the Company serves. During the fourth quarter of 2005, the Company changed its reportable segments to better reflect the stage of the transition from the previous organization of the pre-merger companies to the Company’s organizational structure during the latter half of 2005. The transition provides greater alignment of the respective operating divisions and reporting segments. At March 31, 2006, the Company’s organizational structure consisted of four operating divisions: Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins, Coatings and Inks, and Performance Products. A brief summary of the operating divisions, which are aligned with the Company’s reportable segments, is as follows:

•	Epoxy and Phenolic Resins: Includes the operations primarily from the Resolution Performance and Bakelite legacy companies and the phenolic resin operation of the Borden Chemical legacy company. Major products include epoxy resins and intermediates, molding compounds, versatic acids and derivatives, specialty phenolic resins and epoxy coating resins.

•	Formaldehyde and Forest Products Resins: Includes the formaldehyde and forest product operations primarily from the Borden Chemical legacy company. Major products include forest product resins and formaldehyde applications.

•	Coatings and Inks: Includes the operations of the Resolution Specialty legacy company. Major products include composite resins, polyester resins, acrylic resins, alkyd resins and ink resins and additives.

•	Performance Products: Includes the oil field products and foundry applications from the Borden Chemical legacy company. Major products include phenolic encapsulated substrates for oil field service applications and foundry applications.

All historical segment information included herein has been restated to conform with the Company’s current segment reporting. The changes to previously reported segment information are simply a reclassification of activity among the Company’s segments and they do not impact any of the Company’s previously reported consolidated results.

The Company began implementing additional refinements to its operating divisions in 2006 to more closely link similar products, minimize divisional boundaries and improve the Company’s ability to serve common customers from pre-merger legacy company relationships, which may result in additional refinements to the Company’s reporting segments.

Operating Segments:

Following is a comparison of Net sales and Segment EBITDA by reportable segment for the three months ended March 31, 2006 and 2005. Segment EBITDA is defined as EBITDA adjusted to exclude certain non-cash and non-recurring expenses. Segment EBITDA is the primary performance measure used by the Company in the evaluation of its operating results and in determining allocations of capital resources among its segments. Segment EBITDA is also the profitability measure used to set management and executive incentive compensation. Corporate and Other primarily represents certain corporate general and administrative expenses that are not allocated to the segments.

	2006(2)	2005
Net Sales to Unaffiliated Customers (1):
Epoxy and Phenolic Resins	$538	$384
Formaldehyde and Forest Product Resins	342	313
Coatings and Inks	259	217
Performance Products	106	98

	$1,245	$1,012

	2006(2)	2005
Segment EBITDA (1):
Epoxy and Phenolic Resins	$74	$54
Formaldehyde and Forest Product Resins	33	36
Coatings and Inks	20	18
Performance Products	16	11
Corporate and Other	(11)	(10)

(1)	Intersegment sales and EBITDA are not significant and, as such, are eliminated within the selling segment
(2)	Net sales and segment EBITDA in 2006 include the Coatings Acquisition and the Wax Compound Acquisition results from the dates of their acquisition, January 31, 2006 and March 1, 2006, respectively.

Reconciliation of Segment EBITDA to Net income (loss) for the three months ended March 31, 2006 and 2005:

	2006	2005
Segment EBITDA:
Epoxy and Phenolic Resins	$74	$54
Formaldehyde and Forest Product Resins	33	36
Coatings and Inks	20	18
Performance Products	16	11
Corporate and Other	(11)	(10)

Reconciliation:
Items not included in Segment EBITDA
Transaction related costs	(4)	(7)
Non-cash charges	(6)	—
Unusual items:
Gain on divestiture of business	37	2
Business realignments	(3)	(1)
Other	(10)	(19)

Total unusual items	24	(18)

Total adjustments	14	(25)
Interest expense, net	(54)	(45)
Income tax expense	(19)	(13)
Depreciation and amortization	(38)	(36)

Net income (loss)	$35	$(10)

Items not included in Segment EBITDA

Transaction related costs include merger costs related to the Combinations and expenses associated with terminated acquisition activities. Non-cash charges in 2006 primarily represent impairments of fixed assets and stock-based compensation expense. The 2006 Gain on divestiture of business primarily represents the gain realized on the Brazilian Consumer Divestiture. Other unusual items not included in Segment EBITDA represent expenses deemed by management to be non-recurring in nature. In 2006, these items principally consisted of integration costs, purchase accounting/inventory step-up adjustments related to the Coatings Acquisition and certain non-recurring litigation expenses. In 2005, these items principally consisted of an unrealized foreign currency loss on an exchange rate hedge related to the Bakelite Acquisition, certain non-recurring litigation expenses and integration costs.

9. Guarantor/Non-Guarantor Subsidiary Financial Information

The Company and certain of its U.S. subsidiaries guarantee the debt issued by its wholly-owned subsidiaries Hexion Nova Scotia, ULC (“Nova Scotia, ULC”) and Hexion U.S. Finance Corporation, which includes the $325 second-priority notes due 2014 and the $298 floating rate second-priority senior secured notes due 2010. In addition, the Company, these same U.S. subsidiaries, and Hexion U.S. Finance Corporation also guarantee the senior secured debt previously issued by Resolution Performance totaling $343 (“the Resolution Performance guaranteed debt”), which subsequent to March 31, 2006 the Company repurchased (See Note 10).

The following information contains the condensed consolidating financial information for the parent, Hexion, the subsidiary issuers (Hexion U.S. Finance Corporation, Nova Scotia, ULC and HSC Capital Corporation, formerly known as Resolution Performance Capital Corporation (“HSC Capital”)), the combined subsidiary guarantors (Borden Chemical Investments, Inc., Borden Chemical Foundry, Inc., Lawter International, Inc., Borden Chemical International, Inc., Hexion CI Holding Company (China LLC) and Oilfield Technology Group, Inc.) and the combined non-guarantor subsidiaries, which includes all of the Company’s foreign subsidiaries and HAI. Borden Services Company, a subsidiary guarantor, was merged into the Company in the fourth quarter of 2005, while three additional subsidiary guarantors, BDS Two, Inc., Bakelite North America Holding Company and Bakelite Epoxy Polymers Corporate, were merged into the Company on February 28, 2006; all of these former subsidiary guarantors are included in the parent for all periods presented.

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

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED MARCH 31, 2006

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers (1)	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$563	$—	$21	$755	$(94)	$1,245
Cost of sales	494	—	20	639	(93)	1,060

Gross profit	69	—	1	116	(1)	185

Selling, general & administrative expense	47	—	—	54	—	101
Transaction related costs	(2)	—	—	6	—	4
Intercompany royalty expense (income)	6	—	(6)	—	—	—
Other operating (income) expense	6	—	—	(36)	—	(30)

Operating income	12	—	7	92	(1)	110

Interest expense, net	33	16	—	5	—	54
Intercompany interest expense (income)	6	(17)	—	11	—	—
Other non-operating (income) expense	(2)	1	—	2	—	1

Income (loss) from continuing operations before income tax and minority interest	(25)	—	7	74	(1)	55
Income tax expense (benefit)	2	—	—	17	—	19

Income (loss) from continuing operations before equity earnings and minority interest	(27)	—	7	57	(1)	36
Equity in earnings of subsidiaries, net	64	—	3	1	(67)	1
Minority interest in net income of consolidated subsidiaries	(2)	—	—	—	—	(2)

Net income	$35	$—	$10	$58	$(68)	35

(1)	Subsidiary issuers include Hexion U.S. Finance Corporation, HSC Capital and Nova Scotia, ULC. Hexion U.S. Finance Corporation is also a guarantor of the Resolution Performance guaranteed debt. HSC Capital is also a subsidiary guarantor of the debt issued by Hexion U.S. Finance Corporation and Nova Scotia, ULC. The primary asset of the Hexion U.S. Finance Corporation is an intercompany receivable from Hexion (the parent) for $203, which is essentially offset by the debt payable. HSC Capital has no significant assets.

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED MARCH 31, 2005

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$537	$—	$20	$519	$(64)	$1,012
Cost of sales	475	—	19	433	(64)	863

Gross profit	62	—	1	86	—	149

Selling, general & administrative expense	50	—	1	35	—	86
Transaction related costs	6	—	—	1	—	7
Intercompany royalty expense (income)	6	—	(6)	—	—	—
Other operating expense (income)	2	(1)	(1)	(3)	—	(3)

Operating income (loss)	(2)	1	7	53	—	59

Interest expense, net	33	11	—	1	—	45
Intercompany interest expense (income)	2	(11)	—	9	—	—
Other non-operating (income) expense	9	1	—	(1)	—	9

Income (loss) from continuing operations before income tax and minority interest	(46)	—	7	44	—	5
Income tax expense (benefit)	(1)	—	—	14	—	13

Income (loss) from continuing operations before equity earnings and minority interest	(45)	—	7	30	—	(8)
Equity in earnings of subsidiaries, net	37	—	2	—	(39)	—
Minority interest in net income of consolidated subsidiaries	(2)	—	—	—	—	(2)

Net (loss) income	$(10)	$—	$9	$30	$(39)	$(10)

HEXION SPECIALTY CHEMICALS, INC.

MARCH 31, 2006

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers (1)	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and equivalents	$6	$—	$1	$161	$—	$168
Accounts receivable, net	215	—	10	459	—	684
Inventories:
Finished and in-process goods	123	—	7	167	—	297
Raw materials and supplies	67	—	6	100	—	173
Other current assets	59	—	1	27	1	88

	470	—	25	914	1	1,410

Other Assets
Investment in subsidiaries	552	—	12	—	(564)	—
Other assets	22	20	—	61	—	103

	574	20	12	61	(564)	103

Property and Equipment, net	663	—	8	769	—	1,440
Goodwill	68	—	—	104	—	172
Other Intangible Assets, net	93	—	—	89	—	182

Total Assets	$1,868	$20	$45	$1,937	$(563)	$3,307

LIABILITIES, REDEEMABLE PREFERRED STOCK, COMMON STOCK AND OTHER SHAREHOLDER’S (DEFICIT) EQUITY
Current Liabilities
Accounts and drafts payable	$223	$—	$8	$316	$—	$547
Intercompany accounts payable (receivable)	114	(14)	(22)	(79)	1	—
Debt payable within one year	7	—	—	34	—	41
Interest payable	37	13	—	—	—	50
Income taxes payable	48	—	1	58	—	107
Other current liabilities	137	—	1	104	—	242

	566	(1)	(12)	433	1	987

Other Liabilities
Long-term debt	1,366	625	—	308	—	2,299
Intercompany loans payable	182	(653)	—	471	—	—
Long-term pension obligations	53	—	—	123	—	176
Non-pension post employment benefit obligations	103	—	—	12	—	115
Deferred income taxes	27	(2)	—	110	—	135
Other long-term liabilities	77	—	—	21	—	98

	1,808	(30)	—	1,045	—	2,823

Minority interest in consolidated subsidiaries	6	—	—	3	—	9
Redeemable preferred stock	377	—	—	—	—	377
Common Stock and Other Shareholder’s (Deficit) Equity	(889)	51	57	456	(564)	(889)

Total Liabilities, Redeemable Preferred Stock, Common Stock and Other Shareholder’s (Deficit) Equity	$1,868	$20	$45	$1,937	$(563)	$3,307

(1)	Subsidiary issuers include Hexion U.S. Finance Corporation, HSC Capital and Nova Scotia, ULC. Hexion U.S. Finance Corporation is also a guarantor of the Resolution Performance guaranteed debt. HSC Capital is also a subsidiary guarantor of the debt issued by Hexion U.S. Finance Corporation and Nova Scotia, ULC. The primary asset of the Hexion U.S. Finance Corporation is an intercompany receivable from Hexion (the parent) for $203, which is essentially offset by the debt payable. HSC Capital has no significant assets.

HEXION SPECIALTY CHEMICALS, INC.

DECEMBER 31, 2005

CONDENSED CONSOLIDATING BALANCE SHEET

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers (1)	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and equivalents	$8	$—	$—	$175	$—	$183
Accounts receivable, net	205	—	14	386	—	605
Inventories:
Finished and in-process goods	132	—	7	153	—	292
Raw materials and supplies	60	—	5	88	—	153
Other current assets	95	—	1	36	—	132

	500	—	27	838	—	1,365

Other Assets
Investment in subsidiaries	482	—	17	—	(499)	—
Other assets	4	21	—	78	—	103

	486	21	17	78	(499)	103

Property and Equipment, net	656	—	9	731	—	1,396
Goodwill	63	—	—	106	—	169
Other Intangible Assets, net	94	—	—	82	—	176

Total Assets	$1,799	$21	$53	$1,835	$(499)	$3,209

LIABILITIES AND SHAREHOLDER’S (DEFICIT) EQUITY
Current Liabilities
Accounts and drafts payable	$215	$—	$10	$278	$—	$503
Intercompany accounts payable (receivable)	55	(22)	(13)	(20)	—	—
Debt payable within one year	13	—	—	38	—	51
Interest payable	24	20	—	1	—	45
Income taxes payable	45	—	—	46	—	91
Other current liabilities	158	—	2	88	—	248

	510	(2)	(1)	431	—	938

Other Liabilities
Long-term debt	1,368	625	—	310	—	2,303
Intercompany loans payable (receivable)	217	(652)	—	435	—	—
Long-term pension obligations	51	—	—	116	—	167
Non-pension postemployment benefit obligations	104	—	—	15	—	119
Deferred income taxes	26	—	—	113	—	139
Other long-term liabilities	75	—	—	17	—	92

	1,841	(27)	—	1,006	—	2,820

Minority interest in consolidated subsidiaries	8	—	—	3	—	11
Redeemable Preferred Stock	364	—	—	—	—	364
Common Stock and Other Shareholder’s (Deficit) Equity	(924)	50	54	395	(499)	(924)

Total Liabilities, Redeemable Preferred Stock, Common Stock and Other Shareholder’s (Deficit) Equity	$1,799	$21	$53	$1,835	$(499)	$3,209

(1)	Subsidiary issuers include Hexion U.S. Finance Corporation, HSC Capital and Nova Scotia, ULC. Hexion U.S. Finance Corporation is also a guarantor of the Resolution Performance guaranteed debt. HSC Capital is also a subsidiary guarantor of the debt issued by Hexion U.S. Finance Corporation and Nova Scotia, ULC. The primary asset of the Hexion U.S. Finance Corporation is an intercompany receivable from Hexion (the parent) for $203, which is essentially offset by the debt payable. HSC Capital has no significant assets.

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED MARCH 31, 2006

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers (1)	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from (used in) Operating Activities	$21	$(5)	$7	$21	$—	$44
Cash Flows (used in) from Investing Activities
Capital expenditures	(20)	—	—	(7)	—	(27)
Acquisition of businesses	—	—	—	(56)	—	(56)
Proceeds from sale of businesses	—	—	—	41	—	41

	(20)	—	—	(22)	—	(42)

Cash flows (used in) from Financing Activities
Net short-term debt repayments	(6)	—	—	(3)	—	(9)
Borrowings of long-term debt	15	—	—	19	—	34
Repayments of long-term debt	(15)	—	—	(24)	—	(39)
Affiliated loan (repayments) borrowings	5	5	(6)	(4)	—	—
IPO related costs	(2)	—	—	—	—	(2)

	(3)	5	(6)	(12)	—	(16)

Effect of exchange rates on cash and equivalents	—	—	—	(1)	—	(1)

Decrease (increase) in cash and equivalents	(2)	—	1	(14)	—	(15)
Cash and equivalents at beginning of period	8	—	—	175	—	183

Cash and equivalents at end of period	$6	$—	$1	$161	$—	$168

(1)	Subsidiary issuers include Hexion U.S. Finance Corporation, HSC Capital and Nova Scotia, ULC. Hexion U.S. Finance Corporation is also a guarantor of the Resolution Performance guaranteed debt. HSC Capital is also a subsidiary guarantor of the debt issued by Hexion U.S. Finance Corporation and Nova Scotia, ULC. The primary asset of the Hexion U.S. Finance Corporation is an intercompany receivable from Hexion (the parent) for $203, which is essentially offset by the debt payable. HSC Capital has no significant assets.

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED MARCH 31, 2005

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers(1)	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from (used in) Operating Activities	$36	$(1)	$—	$(11)	$—	$24

Cash Flows (used in) from Investing Activities
Capital expenditures	(9)	—	—	(4)	—	(13)
Proceeds from the sale of business	—	—	2	—	—	2
Deferred acquisition costs	(9)	—	—	—	—	(9)

	(18)	—	2	(4)	—	(20)

Cash flows (used in) from Financing Activities
Net short-term repayments	(1)	—	—	(2)	—	(3)
Borrowings of long-term debt	144	—	—	—	—	144
Repayments of long-term debt	(138)	—	—	(1)	—	(139)
Affiliated loans (repayments) borrowings	(19)	1	(6)	24	—	—
Dividends received (paid)	3	—	(2)	(1)	—	—
Purchase price adjustment payable to parent	8	—	—	—	—	8
Repayments of cash overdrafts	(2)	—	—	—	—	(2)
Other	(5)	—	—	—	—	(5)

	(10)	1	(8)	20	—	3

Effect of exchange rates on cash and equivalents	—	—	—	(1)	—	(1)

Increase (decrease) in cash and equivalents	8	—	(6)	4	—	6
Cash and equivalents at beginning of period	63	—	9	80	—	152

Cash and equivalents at end of period	$71	$—	$3	$84	$—	$158

(1)	Subsidiary issuers include Hexion U.S. Finance Corporation, HSC Capital and Nova Scotia, ULC. Hexion U.S. Finance Corporation is also a guarantor of the Resolution Performance guaranteed debt. HSC Capital is also a subsidiary guarantor of the debt issued by Hexion U.S. Finance Corporation and Nova Scotia, ULC. The primary asset of the Hexion U.S. Finance Corporation is an intercompany receivable from Hexion (the parent) for $203, which is essentially offset by the debt payable. HSC Capital has no significant assets.

10. Subsequent Events

Senior Secured Credit Facilities

In May 2006, the Company amended and restated its senior secured credit facilities. The seven-year $1,625 term loan facility, seven-year $50 synthetic letter of credit facility (“LOC”), and five-year $225 revolving credit facility (the “new senior secured credit facilities”), are each subject to an earlier maturity date, on any date that greater than $200 in the aggregate principal amount of certain of the Company’s and its subsidiaries’ indebtedness will mature within 91 days of such date. Repayment of 1% total per annum of the term loan and LOCs must be made (in the case of the term loan facility, quarterly, in the case of the LOC, annually) with the balance payable upon the final maturity date. Further, the Company may be required to make additional repayments on the term loan beginning in 2008 if excess cash flow is generated and upon specified events.

The interest rates with respect to term loans to the Company under the new senior secured credit facilities are based on, at the Company’s option, (a) adjusted LIBOR plus 2.00% or (b) the higher of (i) JPMorgan Chase Bank, N.A.’s (JPMCB) prime rate or (ii) the Federal Funds Rate plus 0.50%, in each case plus 0.50%. Term loans to the Netherlands subsidiary are at the Company’s option, (a) EURO LIBOR plus 2.00% or (b) the rate quoted by JPMCB as its base rate for such loans plus 0.50%. The foregoing margins are subject to reduction if certain corporate credit ratings are achieved.

The new senior secured credit facility has commitment fees (other than with respect to the LOC) equal to 0.50% per annum of the unused line plus a fronting fee of 0.25% of the aggregate face amount of outstanding letters of credit. The LOC has a commitment fee of 0.10% per annum.

The obligations under the new senior secured credit facility are guaranteed (i) prior to the initial public offering of the Company’s common stock, by parent Hexion LLC, (ii) at all times, by each of the Company’s existing and subsequently acquired or organized material domestic subsidiaries, excluding HA-International, LLC. Subject to certain exceptions, all obligations of the foreign subsidiary borrowers will be guaranteed (i) prior to the initial public offering of the common stock, by Hexion LLC and (ii) at all times, by the Company, the U.S. subsidiary guarantors, the other foreign subsidiary borrowers and the respective material subsidiaries in the United States, the United Kingdom, Germany, the Netherlands and Canada (excluding subsidiaries in the United Kingdom, Germany and the United States that are unrestricted subsidiaries) and Hexion Specialty Chemicals Barbastro S.A.

The new senior secured credit facilities are secured by substantially all the assets of (i) prior to the initial public offering of the Company’s common stock, Hexion LLC, which will consist of a perfected first-priority pledge of all of the Company’s capital stock and (ii) at all times, the Company and the subsidiary guarantors, including but not limited to: (a) a first-priority pledge, subject to certain exceptions, of all capital stock held by the Company or any subsidiary guarantor (which pledge, with respect to obligations in respect of the U.S. borrowings secured by a pledge of the stock of any first-tier foreign subsidiary, shall be limited to 100% of the non-voting stock, if any, and 65% of the voting stock of such foreign subsidiary) and (b) perfected first-priority security interests in, and mortgages on, substantially all tangible and intangible assets of the Company and each subsidiary guarantor.

Notwithstanding the foregoing, (i) assets of foreign subsidiary guarantors only secure obligations in respect of the foreign borrowings, (ii) the collateral does not include (a) any real estate, fixtures or equipment of the Company or any subsidiaries located within the United States (except, subject to certain exceptions, for assets that the Company’s board of directors determines do not constitute principal property under the indentures for its debentures due 2016, 2021 and 2023) and (b) any capital stock or evidence of indebtedness for borrowed money of certain subsidiaries held by the Company or any subsidiaries and (iii) assets of Hexion LLC, the Company or domestic subsidiaries will not secure obligations of the Netherlands subsidiary borrower.

The credit agreement contains, among other provisions, restrictive covenants regarding indebtedness, payments and distributions, mergers and acquisitions, asset sales, affiliate transactions, capital expenditures and the maintenance of a certain financial ratio. Payment of borrowings under the new senior secured credit facilities may be accelerated if there is an event of default. Events of default include the failure to pay principal and interest when due, a material breach of representation or warranty, covenant defaults, events of bankruptcy and a change of control.

Senior Secured Notes, Senior Subordinated Notes and Series A Preferred Stock

On April 20, 2006, the Company announced tender offers and consent solicitations, subject to customary terms and conditions, for its 8% Senior Secured Notes due 2009, 9 1/2% Senior Second Secured Notes due 2010 and 13 1/2% Senior Subordinated Notes due 2010. On May 5, 2006, the Company exercised its early acceptance rights under the tender offers and repurchased 100% of the outstanding principal amount of its 8% Senior Secured Notes, 99.9% of its 9 1/2% Senior Second Secured Notes and 88.68% of its 13 1/2% Senior Subordinated Notes. The tender offers will expire at midnight May 17, 2006, unless extended or terminated by the Company.

On May 12, 2006, the Company redeemed all of its outstanding Series A Preferred Stock with a portion of the proceeds from the new senior secured credit facilities.

Upon completion of the tender and amendment of the senior secured credit facilities, the Company expects to recognize a loss on the extinguishment of debt of approximately $31 (redemption cost net of debt premium) and an additional charge of approximately $20 for the write-off of deferred financing costs.

Interest Rate Swap Agreement

On May 10, 2006, the Company entered into a $1,000 interest rate swap agreement. The swap is a three-year agreement designed to offset cash flow variability associated with interest rate fluctuations on the Company’s variable rate debt. The initial notional amount of the swap is $1,000, which amortizes on a quarterly basis based on expected payments on the Company’s term loan in order to maintain a fixed to variable debt ratio of approximately 70% fixed to 30% variable.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in millions)

Forward-Looking and Cautionary Statements

Certain statements in this quarterly report on Form 10-Q, including without limitation, statements made under the captions “Overview” and “Outlook,” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the management of Hexion Specialty Chemicals, Inc. (which may be referred to as “Hexion,” “we,” “us,” “our” or the “Company”) may from time to time make oral forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “will” or “intend” and similar expressions. The forward-looking statements contained herein reflect our current views with respect to future events and are based on our currently available financial, economic and competitive data and on current business plans. Actual results could vary materially depending on risks and uncertainties that may affect the Company’s operations, markets, services, prices and other factors as discussed in Item 1A—Risk Factors of the Company’s 2005 Form 10-K, filed with the Securities Exchange Commission on March 17, 2006. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: economic factors such as an interruption in the supply of or increased pricing of raw materials due to natural disasters, competitive factors such as pricing actions by our competitors that could affect our operating margins, and regulatory factors such as changes in governmental regulations involving our products that lead to environmental and legal matters as described in Item 3. Legal Proceedings of the Company’s 2005 Form 10-K or Item 1. Legal Proceedings in this quarterly report on Form 10-Q.

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

Our products are used in thousands of applications and are sold into diverse markets, such as forest products, architectural and industrial paints, packaging, consumer products and automotive coatings, as well as higher growth markets, such as composites, UV cured coatings and electrical laminates. As of March 31, 2006, we had 94 production sites globally and produce many of our key products locally in North America, Latin America, Europe and Asia. Through our worldwide network of strategically located production facilities, we serve more than 10,000 customers in 100 countries. We believe our global scale provides us with significant advantages over many of our competitors. In areas where it is advantageous, we are able to internally produce strategic raw materials, providing us a lower cost operating structure and security of supply. In other areas, where we can capitalize on our technical know-how and market presence to capture additional value, we are integrated downstream into product formulations. Our position in certain additives, complementary materials and services further enables us to leverage our core thermoset technologies and provide customers a broad range of product solutions. Our global customers include leading companies in their respective industries, such as 3M, Ainsworth, Ashland Inc., BASF, Bayer, DuPont, GE, Halliburton, Honeywell, Huntsman, Louisiana Pacific, Owens Corning, PPG Industries, Sumitomo, Sun Chemical, Valspar and Weyerhaeuser.

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

Raw Material Costs. Raw material costs make up approximately 80% of our product costs. The three largest raw materials utilized in our production process are phenol, methanol and urea, which represents approximately half of our total raw material expenditures. High energy, costs such as the increasing price of crude oil and related petrochemical products, and the higher cost of natural gas have translated into significant volatility in raw material costs. To help mitigate this volatility, we have purchase and sale contracts with many of our vendors and customers with periodic price adjustment mechanisms. For example, in our North American forest products business, approximately 60% of our sales are to customers that have contracts that allow for the passing through of increases in raw material costs on average within 30 days. Due to differences in timing of the pricing mechanism trigger points between our sales and purchase contracts there is often a “lead-lag” impact during which margins are negatively impacted for the short term in periods of rising raw material prices and positively impacted in periods of falling raw material prices. In the first quarter of 2006, for example, the average prices of methanol and phenol in North America increased approximately 7% and 13%, respectively, while the average price of urea in North America decreased approximately 9%. During the first quarter of 2006, there was a $3 negative lead-lag impact on Segment EBITDA. In addition, the pass through of raw material price changes can result in significant variances in sales comparisons from year to year. In 2006 and 2005, we had a favorable impact on sales as raw material price increases throughout 2005 and 2006 were passed through to customers.

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

Certain chemicals have been alleged to interact with the endocrine systems of humans and wildlife and disrupt normal processes (i.e., endocrine disrupters). BPA, which is manufactured and used as an intermediate at our Deer Park and Pernis manufacturing facilities and is also sold directly to third parties, is currently under evaluation as an “endocrine disrupter.” Pursuant to EU regulation 793/93/EC, BPA producers are currently conducting an extensive toxicology testing program of the chemical. In addition, new legislation in Europe took effect in 2005 and requires that risk labels be used for BPA indicating “possible risk of impaired fertility.” In the event that BPA is further regulated, additional operating costs would likely be incurred to meet more stringent regulation of the chemical.

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

We support appropriate scientific research and risk-based policy decision-making, and we are working with industry groups, including the Formaldehyde Council, Inc. (“FCI”), to ensure that governmental assessments and regulations are based on sound scientific information. As part of that effort, the FCI is currently funding additional health research to supplement the existing science database. Results from some of this work will be available in 2006. We have leading product development technologies and credible stewardship programs in place to provide compliant and cost-effective resin systems to our customers.

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

Hexion Formation

The Combinations. On May 31, 2005, Resolution Performance Products, LLC (“Resolution Performance”) and Resolution Specialty Materials, Inc. (“Resolution Specialty”) were combined with and into Borden Chemical, Inc. (“Borden Chemical”) (the “Combinations”), all of which were controlled by Apollo Management, L.P. and its affiliates (“Apollo”). In connection with the Combinations, the minority interests in Resolution Performance and Resolution Specialty were eliminated. Upon the consummation of the Combinations, Borden Chemical changed its name to Hexion Specialty Chemicals, Inc. and BHI Acquisition LLC, Borden Chemical’s parent, changed its name to Hexion LLC.

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

2006 Completed Transactions

The Coatings Acquisition. On January 31, 2006, we acquired the decorative coatings and adhesives business unit of The Rhodia Group (the “Coatings Acquisition”). The business generated 2005 sales of approximately $200, with 8 manufacturing facilities in Europe, Australia and Thailand. The acquisition was funded through a combination of available cash and existing credit lines.

The Wax Compound Acquisition. On March 1, 2006, we acquired the global wax compounds business of Rohm and Haas (the “Wax Compound Acquisition”). The business generated 2005 sales of approximately $10. The purchase included Rohm and Haas’ wax compounds technology and product lines, manufacturing equipment and other business assets. The acquisition was funded through available cash.

The Brazilian Consumer Divestiture. On March 31, 2006, we sold Alba Adesivos Industria e Comercio Ltda. (“Alba Adesivos”), a consumer adhesives company based in Boituva, Brazil (the “Brazilian Consumer Divestiture”). Alba Adesivos is a producer of branded consumer and professional grade adhesives. The company generated 2005 sales of $38 and has approximately 140 employees. The purchase price was paid in cash.

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

The results of the Bakelite Acquisition, the Coatings Acquisition and the Wax Compounds Acquisition have been included since April 29, 2005, January 31, 2006 and March 1, 2006, their respective dates of acquisition.

Outlook

We expect free cash flow (cash flow from operating activities less anticipated capital expenditures) to increase in the future due to improving operating characteristics, including the realization of synergies, and the absence of one-time costs associated with the Hexion formation. Our products are generally less capital intensive to manufacture than many other products in the chemical industry and, as a result, we have relatively low maintenance capital and moderate working capital requirements. Furthermore, due to our income tax assets and other structuring considerations, we expect to have very low cash tax requirements for the foreseeable future. Additionally, management is currently targeting $250 in synergies from the Hexion formation, of which $125 of net cost savings have been specifically identified, which should further improve free cash flow. Management has developed detailed implementation plans to achieve the $125 of cost savings. We achieved costs savings of $20 in 2005 and $11 in the first three months of 2006. We expect that approximately 60% of the $125 near term cost savings will be achieved by the end of 2006, with the remainder expected to be achieved in the following year. Through March 31, 2006, we have incurred one-time costs of approximately $13 in connection with implementing these synergies, and we expect to incur additional one-time costs of approximately $62 through 2007. We expect that all of these factors will enable us to generate increased free cash flow, which we anticipate will be available to reduce indebtedness or for other strategic purposes.

Overview of Results

Our net sales increased to $1,245 in the first quarter of 2006 from $1,012 in the first quarter of 2005, an increase of $233. In 2006, the Bakelite Acquisition and the Coatings Acquisition added $223 in incremental net sales. Excluding the incremental impact of these acquisitions, our net sales increased $10 in the first quarter of 2006, or approximately 1%. Favorable volumes across our Epoxy and Phenolic Resins products and in our oilfield products, strong pricing for our Formaldehyde and Forest Products, Coating and Inks and foundry resins products and favorable oilfield products mix all contributed to the increase in our net sales. Partially offsetting these positive factors were unfavorable formaldehyde and foundry resins volumes, pricing for our intermediates and base epoxy resins, product mix in our European coatings business and foreign currency translation. Unfavorable currency translation related to the weakened Euro that more than offset the strengthened Canadian dollar and Brazilian Real versus the U.S. dollar.

Our gross profit increased $36 in the first quarter of 2006 to $185 from $149 in the first quarter of 2005. In 2006, the Bakelite Acquisition and the Coatings Acquisition added $38 in gross profit. Excluding the incremental impact of these acquisitions, our gross profit declined $2 in the first quarter of 2006, or approximately 1%. Rising raw material costs that could not be fully passed along to our customers, resulting in a negative lead-lag impact of $3, and competitive pricing pressures were the primary causes of the decline in our gross profit. These negative factors were partially offset by the realization of synergies from the Combinations.

Our operating income increased $51 in the first quarter of 2006 from $59 in the first quarter of 2005 to $110. The improvement was primarily driven by the increase in gross profit discussed above, net gains of $37 recognized primarily on the Brazil Consumer Divestiture, which is included in Other operating income and a reduction in transaction related costs of $3. These positive factors were partially offset by increased selling, general and administrative (SG&A) expense of $15. Contributing to the increase in SG&A expense were the incremental expenses added by the Bakelite Acquisition and the Coatings Acquisition and integration costs. Partially offsetting these increases in SG&A expense was the realization of synergies from the Combinations.

We generated net income of $35 in the first quarter in 2006 versus a net loss of $10 in the first quarter of 2005, an improvement of $45. This improvement was primarily due to the improvement in operating income discussed above. Also contributing to the net income improvement was a reduction in other non-operating expense due to the absence of an unrealized foreign exchange loss of $10. Partially offsetting these positive factors was increased interest expense, net, of $9 and higher income tax expense of $6.

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

	Three Months Ended March 31,
	2006(1)	2005	Supplemental 2005(2)
Net Sales to Unaffiliated Customers (3):
Epoxy and Phenolic Resins	$538	$384	$553
Formaldehyde and Forest Products Resins	342	313	326
Coatings and Inks	259	217	217
Performance Products	106	98	98

	$1,245	$1,012	$1,194

Segment EBITDA (3):
Epoxy and Phenolic Resins	$74	$54	$64
Formaldehyde and Forest Products Resins	33	36	39
Coatings and Inks	20	18	18
Performance Products	16	11	11
Corporate and Other	(11)	(10)	(10)

(1)	Net sales and Segment EBITDA in 2006 include results from the Coatings Acquisition and the Wax Compound Acquisition from the dates of their acquisition, January 31, 2006 and March 1, 2006, respectively.
(2)	Includes Bakelite’s Net sales and Segment EBITDA as if the acquisition occurred at the beginning of the year.
(3)	Intersegment sales and EBITDA are not significant and, as such, are eliminated within the selling segment.

Three Months Ended March 31, 2006 vs. 2005 Segment Results

Epoxy and Phenolic Resins

In the first quarter of 2006, Epoxy and Phenolic Resins’ net sales increased by $154 to $538 compared to the first quarter of 2005. The Bakelite Acquisition contributed $181 of incremental net sales in 2006. In 2005, Epoxy and Phenolic Resins had sales of $11 to Bakelite prior to the Bakelite Acquisition. Excluding the incremental net sales of the Bakelite Acquisition, net sales declined $16, or 4%. The decrease in net sales is due to unfavorable currency translation of approximately $16 as the Euro weakened versus the U.S. dollar and competitive pricing, of approximately $23, primarily in our intermediates and base epoxy resins. These unfavorable impacts were partially offset by improved volume across all segments of approximately $23.

Epoxy and Phenolic Resins’ Segment EBITDA increased in the first quarter of 2006 by $20 to $74 compared to the first quarter of 2005. The Bakelite Acquisition contributed $21 of incremental Segment EBITDA in the first quarter of 2006. Excluding the incremental impact of the Bakelite Acquisition, Segment EBITDA declined $1. Segment EBITDA was negatively impacted by unfavorable currency translation of approximately $4 and lower pricing in intermediates and base epoxy resins. Improved volumes across all segments and lower costs driven from synergy and cost reduction programs substantially offset these negative factors.

Formaldehyde and Forest Products Resins

Formaldehyde and Forest Products Resins’ net sales increased in the first quarter of 2006 by $29 to $342 compared to the first quarter of 2005. The Bakelite Acquisition and the Coatings Acquisition contributed $17 of incremental net sales in 2006. Excluding the incremental impact of these acquisitions, net sales increased $12, or 4%. The increase in net sales was a result of strong pricing of $10 and favorable currency translation of $9 partially offset by a decline in volumes of $7. The strong pricing, compared to 2005, primarily for our resins and formaldehyde products, is due to the pass through of raw material price increases. Favorable currency translation was a result of both the Canadian dollar and the Brazilian Real strengthening versus the U.S. dollar. The decline in volumes was primarily in our formaldehyde products as a result of temporary production curtailments at a few large customers.

Formaldehyde and Forest Products Resins’ Segment EBITDA decreased in the first quarter of 2006 by $3 to $33 compared to the first quarter of 2005. The decrease is primarily due to an increase in phenol prices in the first quarter of 2006 that we were not yet able to pass through to our customers due to contractual delays and competitive pricing pressures for our forest products resins. The decline in formaldehyde products volumes discussed above was partially offset by favorable product mix. The Bakelite Acquisition contributed $3 of incremental Segment EBITDA in 2006.

Coatings and Inks

First quarter 2006 net sales for Coatings and Inks increased by $42 to $259 compared to the first quarter of 2005. The Coatings Acquisition contributed $36 of incremental net sales in 2006. Excluding the incremental impact of the acquisition, net sales increased $6, or 3%. Primarily driving the increase in net sales was stronger pricing of approximately $9 across most our products and a slight volume improvement of $1. Positive factors were partially offset by unfavorable product mix in our European coatings business, resulting from bad weather delaying the decorative season, lower monomers pricing, as industry capacity utilization decreased with the opening of new competitor manufacturing facilities predominately in Asia, and unfavorable currency translation of $4 primarily due to the weakened Euro.

Coatings and Inks first quarter 2006 Segment EBITDA increased by $2 to $20 compared to the first quarter of 2005. The Coatings Acquisition contributed $3 of incremental Segment EBITDA in 2006. Excluding the incremental impact of the acquisition, Segment EBITDA declined $1 as stronger pricing was offset by higher raw material costs for our inks and European coatings products and the unfavorable factors discussed above.

Performance Products

In the first quarter of 2006, Performance Products’ net sales increased by $8 to $106, or 8% compared to the first quarter of 2005. The increase in net sales was a result of higher volumes of $5 and strong pricing of $3. Higher volumes, primarily in our oilfield products, were due to strong demand and favorable product mix. Our new plant in Canada came on stream in the first quarter of 2006. Strong pricing, primarily in our foundry products, resulted from the pass through of raw material price increases.

Segment EBITDA in the first quarter of 2006 for Performance Products increased $5 to $16. The increase in Segment EBITDA is due to the factors discussed above. Also contributing to the improvement was favorable product mix in our foundry products and lower processing and lower raw material costs in Asia Pacific.

Corporate and Other

Corporate and Other expenses were $11 in the first quarter of 2006, an increase of $1 from the first quarter of 2005. The increase is primarily a result of the Combinations. Upon consummation of the Combinations, we began to consolidate the corporate functions of the four former legacy businesses, and certain corporate general and administrative expenses previously included in the business segments are now centralized and reported separately. In 2006, we continued this consolidation of corporate functions.

Reconciliation of Segment EBITDA to Net Income (Loss):

	Three Months Ended March 31,
	2006	2005
Segment EBITDA:
Epoxy and Phenolic Resins	$74	$54
Formaldehyde and Forest Products Resins	33	36
Coatings and Inks	20	18
Performance Products	16	11
Corporate and Other	(11)	(10)

Reconciliation:
Items not included in Segment EBITDA
Transaction related costs	(4)	(7)
Non-cash charges	(6)	—
Unusual items:
Gain on the divestiture of business	37	2
Business realignments	(3)	(1)
Other	(10)	(19)

Total unusual items	24	(18)

Total adjustments	14	(25)
Interest expense, net	(54)	(45)
Income tax expense	(19)	(13)
Depreciation and amortization	(38)	(36)

Net income (loss)	$35	$(10)

Items not included in Segment EBITDA

Transaction related costs include merger costs related to the Combinations and expenses associated with terminated acquisition activities. Non-cash charges in 2006 primarily represent impairments of fixed assets and stock-based compensation expense. The 2006 Gain on divestiture of business primarily represents the gain realized on the Brazilian Consumer Divestiture. Other unusual items not included in Segment EBITDA represent expenses deemed by management to be non-recurring in nature. In 2006 these items principally consisted of integration costs, purchase accounting/inventory step-up adjustments related to the Coatings Acquisition and certain non-recurring litigation expenses. In 2005, these items principally consisted of an unrealized foreign currency loss on an exchange rate hedge related to the Bakelite Acquisition, certain non-recurring litigation expenses and integration costs.

Non-operating Expenses and Income Taxes

Non-operating expense

Following is a comparison of our non-operating expenses for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Interest expense, net	$54	$45
Other non-operating expense, net	1	9

	$55	$54

Our total non-operating expense, net, of $55 in the first quarter of 2006 increased $1 as compared to the first quarter of 2005 net expense of $54. Net interest expense increased $9 over 2005 due to higher average debt levels resulting from the Bakelite Acquisition and higher average interest rates. Included in other non-operating expense in 2005 was an unrealized foreign exchange loss of $10 on the mark to market of a deal contingent forward exchange contract held by us relating to the Bakelite Acquisition.

Income tax expense

Following is a comparison of income tax expense related to continuing operations for the three months ended March 31, 2006 and 2005:

	Three months ended March 31,
	2006	2005
Income tax expense	$19	$13
Effective tax rate	35%	270%

The 2006 consolidated tax rate reflects a higher portion of net income derived from foreign operations and the effect of lower tax rates in foreign jurisdictions as well as the impact of foreign withholding tax related to the sale of a foreign business. These expenses are offset by increases in domestic valuation allowances due to the inability to utilize net operating losses.

The 2005 consolidated tax rate in excess of the U.S. statutory rate of 35% primarily relates to increases in valuation allowances related to net operating losses and capital loss carryforwards in various tax jurisdictions that may or may not be realized, income taxes on earnings in international jurisdictions, as well as withholding taxes related to the unremitted earnings of foreign subsidiaries.

Cash Flows

Cash provided by (used in):

	Three months ended March 31,
	2006	2005
Operating activities	$44	$24
Investing activities	(42)	(20)
Financing activities	(16)	3
Effect of exchange rates on cash flow	(1)	(1)

Net change in cash and cash equivalents	$(15)	$6

Operating Activities

In the first quarter of 2006, net operating activities provided cash of $44. Net income, when adjusted for non-cash items, including gain on sale of businesses, totaled $50. Working capital used cash of $42 due to the timing of cash collections versus cash payments and the working capital build related to acquisitions. In the first quarter of 2006, we collected an insurance reimbursement of approximately $33 related to payments made in 2005 for the settlement of a legal case.

In the first quarter of 2005, net operating activities provided cash of $24. Net loss, when adjusted for non-cash items, totaled $44. Working capital used cash of $10 due to the timing of cash collections versus cash payments.

Investing Activities

In the first quarter of 2006, our investing activities used cash of $42. We used $56 for the Coatings Acquisition and the Wax Compound Acquisition. We also used $27 for capital expenditures, primarily for plant expansions and improvements. We received proceeds of $41 for business divestitures, primarily the Brazilian Consumer Divestiture.

Our investing activities used cash of $20 in the first quarter of 2005. We used $13 for capital expenditures, primarily for plant expansions and improvements. In addition, we used $9 for deferred acquisition costs associated with the Bakelite acquisition. We received proceeds of $2 on Borden Chemical’s sale of a partial ownership in a joint venture.

Financing Activities

In the first quarter of 2006, our financing activities used cash of $16. We made net long-term debt repayments of $5, primarily related to borrowings during the quarter under our senior secured credit facilities. We also made net short-term debt repayments of $9 during the first three months of 2006.

Our financing activities provided cash of $3 in the first quarter of 2005. We received an $8 purchase price adjustment related to the acquisition of Borden Chemical by Apollo, which we subsequently paid to Borden Chemical’s parent in the second quarter of 2005. We had net debt borrowings of $2 in the first quarter of 2005.

Liquidity and Capital Resources

Our primary source of liquidity is cash flow generated from operations. We also have availability under our senior secured credit facilities (see below), subject to certain conditions. Our primary liquidity requirements are debt service, working capital requirements, contractual obligations and capital expenditures.

We are a highly leveraged company. Our liquidity requirements are significant, primarily due to our debt service requirements. At March 31, 2006, we had $2,340 principal amount of outstanding indebtedness, of which over $800 constituted floating rate debt and the remainder constituted fixed rate indebtedness.

Senior Credit Facilities

In May 2006, we amended and restated our senior secured credit facilities. The seven-year $1,625 term loan facility, seven-year $50 synthetic letter of credit facility (“LOC”), and five-year $225 revolving credit facility (the “new senior secured credit facilities”), are each subject to an earlier maturity date on any date that greater than $200 in the aggregate principal amount of certain of our and our subsidiaries’ indebtedness will mature within 91 days of such date

The interest rates with respect to term loans to the Company under the new senior secured credit facilities are based on, at the Company’s option, (a) adjusted LIBOR plus 2.00% or (b) the higher of (i) JPMorgan Chase Bank, N.A.’s (JPMCB) prime rate or (ii) the Federal Funds Rate plus 0.50%, in each case plus 0.50%. Term loans to the Netherlands subsidiary are at the Company’s option, (a) EURO LIBOR plus 2.00% or (b) the rate quoted by JPMCB as its base rate for such loans plus 0.50%. The foregoing margins are subject to reduction if certain corporate credit ratings are achieved.

The new senior secured credit facility has commitment fees (other than with respect to the LOC) equal to 0.50% per annum of the unused line plus a fronting fee of 0.25% of the aggregate face amount of outstanding letters of credit. The LOC has a commitment fee of 0.10% per annum.

At March 31, 2006, we had no outstanding borrowings under the revolving credit facility, $55 outstanding letters of credit and had additional borrowing capacity of $220. At March 31, 2006, we were in compliance with the covenants and restrictions in all credit facilities.

Senior Secured Notes, Senior Subordinated Notes and Series A Preferred Stock

On April 20, 2006, we announced tender offers and consent solicitations, subject to customary terms and conditions, for our 8% Senior Secured Notes due 2009, 9 1/2% Senior Second Secured Notes due 2010 and 13 1/2% Senior Subordinated Notes due 2010. On May 5, 2006, we exercised our early acceptance rights under the tender offers and repurchased 100% of the outstanding principal amount of our 8% Senior Secured Notes, 99.9% of our 9 1/2% Senior Second Secured Notes and 88.68% of our 13 1/2% Senior Subordinated Notes. The tender offers will expire at midnight May 17, 2006, unless extended or terminated by us.

On May 12, 2006, we redeemed all of our outstanding Series A Preferred Stock with a portion of the proceeds from the new senior secured credit facilities.

Upon completion of the tender and amendment of the senior secured credit facilities, we expect to recognize a loss on the extinguishment of debt of approximately $31 (redemption cost net of debt premium) and an additional charge of approximately $20 for the write-off of deferred financing costs.

Interest Rate Swap Agreement

On May 10, 2006, we entered into a $1,000 interest rate swap agreement. The swap is a three-year agreement designed to offset cash flow variability associated with interest rate fluctuations on our variable rate debt. The initial notional amount of the swap is $1,000, which amortizes on a quarterly basis based on expected payments on our term loan in order to maintain a fixed to variable debt ratio of approximately 70% fixed to 30% variable.

Capital Expenditures

We plan to spend approximately $118 on capital expenditures in 2006 and approximately $110 annually thereafter. These amounts were determined through the budget process and are subject to change in all respects at the discretion of the board. Consideration was given to future product demand projections, existing plant capacity and external customer trends. Of the $118 anticipated future capital expenditures, based on our historical experience, we expect approximately $65 will be used for maintenance and environmental projects. We expect the remaining $53 will principally be used to expand plant capacity as necessary to meet expected demand. We plan to fund capital expenditures through operations and, if necessary, through available lines of credit. We have no material firm commitments relating to these anticipated capital expenditures at March 31, 2006.

Contractual Obligations

As of March 31, 2006, we do not believe our contractual obligations have changed materially since December 31, 2005.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2006.

Covenant Compliance

Certain covenants contained in the credit agreement governing our senior secured credit facilities and the indentures governing the Second-Priority Senior Secured Notes (i) require the maintenance of a senior secured debt to Adjusted EBITDA ratio and (ii) restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet defined Adjusted EBITDA to Fixed Charges, senior secured debt to Adjusted EBITDA and consolidated debt to Adjusted EBITDA ratios. The most restrictive of these covenants, the covenants to incur additional indebtedness and the ability to make future acquisitions, require an Adjusted EBITDA to Fixed Charges ratio (measured on a trailing four-quarter basis) of 2.0:1. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.

Fixed charges are defined as interest expense excluding the amortization or write-off of deferred financing costs. Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain non-cash, non-recurring and realized or expected future cost savings directly related to prior acquisitions and the Combinations. We believe that the inclusion of the supplemental adjustments applied in calculating Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financial covenants and assess our ability to incur additional indebtedness in the future. Adjusted EBITDA and Fixed Charges are not defined terms under GAAP. Adjusted EBITDA should not be considered an alternative to operating income or net income as a measure of operating results or an alternative to cash flows as a measure of liquidity. Fixed Charges should not be considered an alternative to interest expense. Because we are highly leveraged, we believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors to demonstrate compliance with our financing covenants. As of March 31, 2006, we were in compliance with all financial covenants contained in the indentures governing the notes and all our credit facilities.

	Year Ended December 31, 2005	LTM Period
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(87)	$(42)
Interest expense, net	204	213
Write-off of deferred financing fees	17	17
Income taxes	48	54
Depreciation and amortization	148	150

EBITDA	330	392

Adjustments to EBITDA:
Acquisitions/Divestitures(1)	23	11
Transaction related costs (2)	44	41
Non-cash charges (3)	30	36
Unusual items:
Gain on divestiture of businesses	(2)	(37)
Purchase accounting effects/inventory step-up	16	17
Discontinued operations	9	9
Business realignment	9	11
Other (4)	33	23

Total unusual items	65	23
In process synergies (5)	105	94

Adjusted EBITDA(6)	$597	$597

Fixed charges	$209	$207

Fixed charge coverage	2.86	2.88

(1)	Represents the incremental EBITDA impact for the Bakelite Transaction, the Coatings Acquisition and the Wax Compound Acquisition as if they had taken place at the beginning of the period less EBITDA generated by Alba Adesivos due to the Brazilian Consumer Divestiture.
(2)	Represents merger costs principally related to the Combinations and the Bakelite Acquisition and expenses associated with terminated acquisition activities.
(3)	Includes non-cash charges for impairments of fixed assets, stock based compensation, and unrealized foreign currency exchange loss on debt instruments denominated in currencies other than the functional currency of the holder.
(4)	Includes certain non-recurring litigation expenses, a foreign currency loss on an exchange rate hedge related to the Bakelite Acquisition, integration costs and incremental non-recurring advisor and external audit fees related to the Bakelite Acquisition and the Combinations.
(5)	Represents estimated net unrealized cost synergies resulting from the Combinations and the Bakelite Acquisition.
(6)	The Company is required to have an Adjusted EBITDA to Fixed Charges ratio of greater to 2.25 to 1.0 to incur additional indebtedness under certain of our indentures. As of March 31, 2006, the Company was able to satisfy this covenant and incur additional indebtedness under our indentures. In addition, the Company expects to be able to satisfy its Fixed Charges ratio covenant upon the closing of the Akzo Acquisition, which the Company expects to occur in the second quarter of 2006. After giving effect to the Akzo Acquisition, as if it had taken place at the beginning of 2005, Adjusted EBITDA would be $618, Fixed Charges would be $212 and the ratio of Adjusted EBITDA to Fixed Charges would be 2.92.

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

Environmental Remediation and Restoration Liabilities. Accruals for environmental matters are recorded when we believe it is probable that a liability has been incurred and we can reasonably estimate the amount of the liability. Our accruals are established following the guidelines of Statement of Position 96-1, “Environmental Remediation Liabilities.” We have accrued approximately $37 and $39 at March 31, 2006 and December 31, 2005, respectively, for all probable environmental remediation and restoration liabilities, which is our best estimate of these liabilities. Based on currently available information and analysis, we believe that it is reasonably possible that the costs associated with such liabilities may fall within a range of $26 to $75. This estimate of the range of reasonably possible costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of this range, we used assumptions that are less favorable to Hexion among the range of reasonably possible outcomes, but we did not assume we would bear full responsibility for all sites, to the exclusion of other potentially responsible parties.

We have entered into environmental indemnification agreements with each of the sellers in the acquisitions of the decorative coatings and adhesives business unit of The Rhodia Group, Bakelite, Resolution Performance and Resolution Specialty.

Income Tax Assets and Liabilities. At March 31, 2006 and December 31, 2005, we had valuation allowances against all of our net U.S. federal and state and some of our net foreign deferred income tax assets. The valuation allowance was calculated in accordance with US GAAP which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. In accordance with SFAS 109, evidence, such as operating results during the most recent three-year period, is given more weight than our expectations of future profitability, which are inherently uncertain. Our losses in the U.S. and certain foreign operations in recent periods represented sufficient negative evidence to require a full valuation allowance against our net federal, state and certain of our foreign deferred income tax assets. We intend to maintain a valuation allowance against the net deferred income tax assets until sufficient positive evidence exists to support the realization of such assets.

The calculation of our income tax liabilities involves dealing with uncertainties in the application of complex domestic and foreign income tax regulations. We recognize liabilities for anticipated income tax audit issues based on our estimate of whether, and the extent which, additional income taxes will be due. If we ultimately determine that payment of these amounts is not necessary, we reverse the liability and recognize an income tax benefit during the period in which we determine that the liability is no longer necessary. We also recognize income tax benefits to the extent that it is probable that our positions will be sustained when challenged by the respective taxing authorities. To the extent we prevail in matters for which liabilities have been established, or are required to pay amounts in excess of our liabilities, our effective income tax rate in a given period could be materially impacted. An unfavorable income tax settlement would require use of the Company’s cash and result in an increase in its effective income tax rate in the year of resolution. A favorable income tax settlement would be recognized as a reduction in the effective income tax rate in the year of resolution.

Pension Assets and Liabilities. The amounts recognized in our financial statements related to pension benefit obligations are determined from actuarial valuations. Inherent in these valuations are certain assumptions, the more significant include:

•	The weighted average rate to use for discounting the liability;

•	The weighted average expected long-term rate of return on pension plan assets;

•	The weighted average rate of future salary increases; and

•	The anticipated mortality rate table.

The following table presents the sensitivity of our projected pension benefit obligation (“PBO”), accumulated benefit obligation (“ABO”), shareholder’s deficit and 2006 expense to the indicated increase/decrease in key assumptions:

	Change	+/– Change at December 31, 2005
		PBO	ABO	Deficit	2006 Expense
Assumption:
Discount rate	+/– 0.5%	$26	$23	$16	$2
Estimated return on assets	+/– 1.0%	N/A	N/A	N/A	$3

The actual return of our pension plan assets in 2005 was approximately 10%. Future returns on plan assets are subject to the strength of the financial markets, which we cannot predict with any accuracy. These assumptions are regularly reviewed and revised when appropriate, and changes in one or more of them could affect the amount of our recorded net expenses and/or liabilities related to these pension obligations. Other assumptions involving demographic factors such as mortality, retirement age and turnover are also evaluated periodically and updated to reflect our experience and expectations for the future. Actual results that differ from our assumptions are accumulated and amortized over future periods; therefore, these variances affect our expenses and obligations recorded in future periods. Future pension expense and required contributions will also depend on future investment performance, changes in future discount rate and various other factors related to the demographic characteristics of participants in our pension plans.

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

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

On May 10, 2006, the Company entered into a $1,000 interest rate swap agreement. The swap is a three-year agreement designed to offset cash flow variability associated with interest rate fluctuations on the Company’s variable rate debt. The initial notional amount of the swap is $1,000, which amortizes on a quarterly basis based on expected payments on the Company’s term loan in order to maintain a fixed to variable debt ratio of approximately 70% fixed to 30% variable. There have been no other material developments during the first quarter of 2006 on the matters we have previously disclosed regarding quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4: Controls and Procedures

(a)	As of the end of the period covered by this Annual Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls: As a result of the Combinations and recent acquisitions, management continues to change and expand roles and responsibilities of key personnel and make changes to certain processes related to financial close, tax accounting, shared services and financial reporting. In connection with the above activities, the Company continues the process of consolidating some of its tax accounting, transaction processing and general accounting activities into a common shared services transaction-processing environment. We have also recently launched a project to migrate multiple legacy management information and accounting systems to a single, company wide, management information and accounting system. Once fully implemented, this change to a shared services business model (for certain processes) along with a single, company wide, management information and accounting system is intended to further enhance our internal control over financial reporting and our operating efficiencies. No other changes occurred in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1: Legal Proceedings

The Company settled claims for emotional distress and minor injuries from 75 current and former CTA workers related to the CTA Acoustics litigation filed against Borden Chemical in the 27th Judicial District, Laurel County Circuit Court, in Kentucky, arising from an explosion at a customer’s plant. The Company’s share of the settlement amount is covered by insurance. The property damage claims remain to be resolved. For additional background discussion in this matter, see our Annual Report on Form 10-K for the year ended December 31, 2005.

There have been no other material developments during the first quarter of 2006 in the ongoing legal proceedings that are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 1A: Risk Factors

There have been no other material developments during the first quarter 2006 on the matters we have previously disclosed regarding risk factors in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults upon Senior Securities

There were no defaults on senior securities during the first quarter of 2006.

Item 4: Submission of Matters to a Vote of Security Holders

None.

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

HEXION SPECIALTY CHEMICALS, INC.

Date: May 12, 2006	/s/ William H. Carter
William H. Carter
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)