Form 10-Q
period 2006-06-30
HEXION SPECIALTY CHEMICALS, INC.
filed 2006-08-14
CIK 13239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Number of shares of common stock, par value $0.01 per share, outstanding as of the close of business on August 10, 2006: 82,556,847

HEXION SPECIALTY CHEMICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

HEXION SPECIALTY CHEMICALS, INC.

	Three Months ended June 30,
(In millions, except for share and per share data)	2006	2005
Net sales	$1,326	$1,164
Cost of sales	1,136	998

Gross profit	190	166

Selling, general & administrative expense	99	100
Transaction and integration costs (See Note 1)	18	22
Write-off of deferred IPO costs (See Note 1)	15	—
Other operating income, net	(1)	(7)

Operating income	59	51

Interest expense, net	57	50
Loss on extinguishment of debt (See Note 6)	51	17
Other non-operating expense, net	1	10

Loss from continuing operations before income tax and minority interest	(50)	(26)
Income tax expense	11	21

Loss from continuing operations before minority interest	(61)	(47)
Minority interest in net income of consolidated subsidiaries	(1)	—

Loss from continuing operations	(62)	(47)
Loss from discontinued operations (See Note 4)	(13)	(10)

Net loss	(75)	(57)
Redemption and accretion of redeemable preferred stock (See Note 8)	20	6

Net loss available to common shareholders	$(95)	$(63)

Comprehensive loss	$(36)	$(90)

Basic and Diluted Per Share Data
Loss from continuing operations	$(0.99)	$(0.64)
Loss from discontinued operations	(0.16)	(0.12)

Net loss available to common shareholders	$(1.15)	$(0.76)

Dividends	$—	$6.66

Average number of common shares outstanding during the period – basic and diluted	82,589,764	82,629,906

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

HEXION SPECIALTY CHEMICALS, INC.

	Six Months ended June 30,
(In millions, except share and per share data)	2006	2005
Net sales	$2,560	$2,176
Cost of sales	2,185	1,861

Gross profit	375	315

Selling, general & administrative expense	199	185
Transaction and integration costs (See Note 1)	22	29
Write-off of deferred IPO costs (See Note 1)	15	—
Other operating income, net	(31)	(9)

Operating income	170	110

Interest expense, net	112	96
Loss on extinguishment of debt (See Note 6)	51	17
Other non-operating expense, net	2	18

Income (loss) from continuing operations before income tax, earnings from unconsolidated entities and minority interest	5	(21)
Income tax expense	30	35

Loss from continuing operations before earnings from unconsolidated entities and minority interest	(25)	(56)
Earnings from unconsolidated entities, net of tax	1	—
Minority interest in net income of consolidated subsidiaries	(3)	(1)

Loss from continuing operations	(27)	(57)
Loss from discontinued operations (See Note 4)	(13)	(10)

Net loss	(40)	(67)
Redemption and accretion of redeemable preferred stock (See Note 8)	33	6

Net loss available to common shareholders	$(73)	$(73)

Comprehensive income (loss)	$10	$(125)

Basic and Diluted Per Share Data
Loss from continuing operations	$(0.72)	$(0.76)
Loss from discontinued operations	(0.16)	(0.12)

Net loss available to common shareholders	$(0.88)	$(0.88)

Dividends	$—	$6.66

Average number of common shares outstanding during the period – basic and diluted	82,609,724	82,629,906

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

(In millions)	June 30, 2006	December 31, 2005
ASSETS
Current Assets
Cash and equivalents	$104	$183
Accounts receivable (less allowance for doubtful accounts of $19 at June 30, 2006 and December 31, 2005)	819	589
Inventories:
Finished and in-process goods	327	287
Raw materials and supplies	188	146
Other current assets	71	130
Assets of discontinued operations (See Note 4)	32	40

	1,541	1,375

Other Assets	99	103

Property and Equipment
Land	75	61
Buildings	234	205
Machinery and equipment	1,927	1,768

	2,236	2,034
Less accumulated depreciation	(716)	(644)

	1,520	1,390

Goodwill	175	165
Other Intangible Assets, net	219	176

Total Assets	$3,554	$3,209

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

HEXION SPECIALTY CHEMICALS, INC. (Unaudited)

(In millions, except share and per share data)	June 30, 2006	December 31, 2005
LIABILITIES, REDEEMABLE PREFERRED STOCK, COMMON STOCK AND OTHER SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts and drafts payable	$615	$493
Debt payable within one year	41	38
Interest payable	48	45
Income taxes payable	108	91
Other current liabilities	293	246
Liabilities of discontinued operations (See Note 4)	31	25

	1,136	938

Other Liabilities
Long-term debt	2,807	2,303
Long-term pension obligations	174	167
Non-pension postemployment benefit obligations	115	119
Deferred income taxes	150	138
Other long-term liabilities	102	92

	3,348	2,819

Minority interest in consolidated subsidiaries	12	11

Commitments and Contingencies (See Note 7)

Redeemable Preferred Stock - $0.01 par value; liquidation preference $25 per share; 60,000,000 shares authorized, -0- and 14,781,959 issued and outstanding at June 30, 2006 and December 31, 2005, respectively (See Note 8)	—	364

Common Stock and Other Shareholders’ Deficit
Common stock - $0.01 par value; 300,000,000 shares authorized, 170,605,906 issued, 88,049,059 treasury and 82,556,847 outstanding at June 30, 2006, and 300,000,000 shares authorized, 170,678,965 issued, 88,049,059 treasury and 82,629,906 outstanding at December 31, 2005	1	1
Paid-in capital	486	515
Treasury stock	(296)	(296)
Accumulated other comprehensive loss	(19)	(69)
Accumulated deficit	(1,114)	(1,074)

	(942)	(923)

Total Liabilities, Redeemable Preferred Stock, Common Stock and Other Shareholders’ Deficit	$3,554	$3,209

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

HEXION SPECIALTY CHEMICALS, INC.

	Six months ended June 30,
(In millions)	2006	2005
Cash Flows (used in) from Operating Activities
Net loss	$(40)	$(67)
Adjustments to reconcile net loss to net cash from (used in) operating activities:
Depreciation and amortization	78	72
Loss from discontinued operations	13	15
Write-off of deferred IPO costs	15	—
Unrealized translation loss	1	9
Unrealized loss on derivative instruments, net	3	—
Minority interest in net income of consolidated subsidiaries	3	2
Stock based compensation	4	8
Gain on sale of businesses	(41)	(1)
Deferred tax benefit	(1)	(8)
Non-cash restructuring	5	—
Impairments	4	—
Write-off of deferred financing fees	9	11
Debt redemption interest adjustment	6	—
Other non-cash adjustments	1	6
Net change in assets and liabilities:
Accounts receivable	(118)	(23)
Inventories	(12)	40
Accounts and drafts payable	89	(32)
Income taxes payable	14	20
Other assets	(19)	3
Other liabilities	4	(36)

	18	19

Cash Flows (used in) from Investing Activities
Capital expenditures	(58)	(37)
Acquisition of businesses, net of cash acquired	(185)	(234)
Proceeds from the sale of businesses, net of cash divested	46	3

	(197)	(268)

Cash Flows from (used in) Financing Activities
Net short-term repayments	(8)	(3)
Borrowings of long-term debt	2,231	1,146
Repayments of long-term debt	(1,714)	(705)
Payment of dividends	—	(517)
Proceeds from issuance of preferred stock, net of issuance costs (See Note 8)	—	335
Repayment of preferred stock (See Note 8)	(397)	—
Long-term debt and credit facility financing fees paid	(17)	(22)
IPO related costs	(4)	(7)
Net cash from financing activities of discontinued operations (See Note 4)	1	1

	92	228

Effect of exchange rates on cash and equivalents	8	(3)

Decrease in cash and equivalents	(79)	(24)
Cash and equivalents at beginning of period	183	152

Cash and equivalents at end of period	$104	$128

Supplemental Disclosures of Cash Flow Information
Cash paid:
Interest, net	$103	$89
Debt redemption costs	42	6
Income taxes, net	12	4
Non-cash activity:
Settlement of note receivable from parent	$—	$581
Unpaid common stock dividends declared	—	33
Redeemable preferred stock accretion (See Note 8)	—	6

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENT OF COMMON STOCK AND OTHER SHAREHOLDERS’ DEFICIT (Unaudited)

HEXION SPECIALTY CHEMICALS, INC.

(In millions)	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss (a)	Accumulated Deficit	Total
Balance, December 31, 2005	$1	$515	$(296)	$(69)	$(1,074)	$(923)

Net loss					(40)	(40)
Change in unrealized gain on derivative instruments, net of tax				3		3
Translation adjustments				47		47

Comprehensive income						10

Stock based compensation expense		4				4
Redemption and accretion of redeemable preferred stock (See Note 8)		(33)				(33)

Balance, June 30, 2006	$1	$486	$(296)	$(19)	$(1,114)	$(942)

(a)	Accumulated other comprehensive loss at June 30, 2006 represents $70 of net foreign currency translation gains, a $3 unrealized gain on derivative instrument, net of tax, and a $92 net loss relating to the Company’s minimum pension liability adjustment. Accumulated other comprehensive loss at December 31, 2005 represents $23 of net foreign currency translation gains, and a $92 net loss relating to the Company’s minimum pension liability adjustment.

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In millions, except share data)

1. Background and Basis of Presentation

Hexion Specialty Chemicals, Inc. (“Hexion” or “the Company”) is engaged in the manufacture and marketing of resins, inks, coating and adhesive resins, formaldehyde, oil field products and other specialty and industrial chemicals worldwide. At June 30, 2006, the Company has 103 production and manufacturing facilities, of which 38 are located in the U.S.

Hexion was formed on May 31, 2005 upon the combination of three Apollo Management, L.P. (“Apollo”) controlled companies (the “Combinations”), Resolution Performance Products, LLC (“Resolution Performance”), Resolution Specialty Materials, Inc. (“Resolution Specialty”) and Borden Chemical, Inc. (“Borden Chemical”). Upon consummation of the Combinations, Borden Chemical changed its name to Hexion Specialty Chemicals, Inc., and BHI Acquisition LLC (“BHI Acquisition”), Borden Chemical’s parent, changed its name to Hexion LLC. Prior to the Combinations, on April 29, 2005, a subsidiary of Borden Chemical completed its acquisition of Bakelite Aktiengesellschaft (“Bakelite” or the “Bakelite Acquisition”).

During the three and six months ended June 30, 2005, the Company incurred costs totaling approximately $22 and $29, respectively, primarily for accounting, consulting, legal and contract termination fees in connection with the Combinations. As the Combinations transaction was considered a merger of entities under common control, in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, related costs have been expensed as incurred and are included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as Transaction and integration costs. In addition, the Company has incurred costs totaling approximately $18 and $22 during the three and six months ended June 30, 2006, respectively, in connection with terminated acquisition activities and incremental administrative costs associated with integration programs as a result of the Combinations and recent acquisitions, including the implementation of a single, company wide, management information and accounting system.

On April 25, 2005, the Company filed a registration statement with the U.S. Securities and Exchange Commission (the “SEC”) for a proposed initial public offering (“IPO”) of its common stock. The Company subsequently filed ten amendments to its registration statement from May 2, 2005 through June 19, 2006. On June 21, 2006, the Company announced that it was temporarily suspending its IPO due to adverse market conditions. As a result, for the three and six months ended June 30, 2006, the Company expensed $15 of previously deferred accounting, legal, and printing costs. These costs are included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as Write-off of deferred IPO costs.

Basis of Presentation—Prior to the Combinations, Resolution Performance, Resolution Specialty and Borden Chemical were considered entities under the common control of Apollo affiliates as defined in Emerging Issues Task Force Issue No. 02-5, Definition of Common Control in Relation to FASB Statement of Financial Accounting Standards No. 141, “Business Combinations.” As a result of the Combinations the financial statements of these entities are presented retroactively on a consolidated basis in a manner similar to a pooling of interests, and include the results of operations of each business only from the date of acquisition by the Apollo affiliates.

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

2. Summary of Significant Accounting Policies

The following is an update of the significant accounting policies followed by the Company:

Principles of Consolidation—The Condensed Consolidated Financial Statements (the “Financial Statements”) include the accounts of the Company and its majority-owned subsidiaries, in which minority shareholders hold no substantive participating rights, after elimination of intercompany accounts and transactions. The Company’s share of the net earnings of 20% to 50% owned companies, for which it has the ability to exercise significant influence over operating and financial policies (but do not control), are included in income on an equity basis. Investments of other companies are carried at cost. The Company has recorded a minority interest for the equity interests in subsidiaries that are not 100% owned by the Company.

Earnings Per Share – At the date of the Combinations, the Company’s capital structure consisted of 82,629,906 shares outstanding. For purposes of calculating earnings per share, 82,629,906 was used as the number of outstanding shares for the three and six months ended June 30, 2005 as no new shares were issued as a result of the legal merger of Resolution Performance, Resolution Specialty and Borden Chemical. This presentation reflects the post-merger capital structure of the Company for all periods on a consistent basis. For the three and six months ended June 30, 2006, the number of outstanding shares reflects the cancellation of 73,059 shares that were contributed by the Company’s parent. The Company did not have any potentially dilutive instruments outstanding for any periods.

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

Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. This interpretation is effective for fiscal years beginning after December 16, 2006. The Company is currently assessing the impact of the Interpretation on its consolidated financial statements.

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

On January 31, 2006, the Company completed the purchase of the decorative coatings and adhesives business unit of The Rhodia Group (the “Coatings Acquisition”). The business generated 2005 sales of approximately $200, with eight manufacturing facilities in Europe and Asia Pacific. On March 1, 2006, the Company acquired the global wax compounds business of Rohm and Haas (the “Wax Compound Acquisition”). The business generated 2005 sales of approximately $10. The purchase included Rohm and Haas’ wax compounds technology and product lines, manufacturing equipment and other business assets. On June 1, 2006, the Company acquired the ink and adhesive resins business of Akzo Nobel (the “Inks Acquisition”). The business generated 2005 sales of approximately $215 and includes ten manufacturing facilities in Europe, Asia Pacific, North America and South America. The aggregate purchase price for the three acquisitions, including related direct costs, was $185. The proforma effects of the acquisitions are not material.

Divestitures

On March 31, 2006, the Company sold Alba Adesivos Industria e Comercio Ltda. (“Alba Adesivos”), a consumer adhesives company based in Boituva, Brazil (the “Brazilian Consumer Divestiture”). Alba Adesivos is a producer of branded consumer and professional grade adhesives. The company generated 2005 sales of $38 and has approximately 140 employees. Due to the Company’s significant continuing involvement in the operations of Alba Adesivos as a result of a tolling agreement, the sale does not qualify for presentation as a discontinued operation. On March 31, 2006, the Company also completed the sale of its remaining 10% interest in Japan Epoxy Resin Co., Ltd., to its joint venture partner. The joint venture interest was accounted for using the cost method. On June 1, 2006, the Company completed the sale of an additional 5% interest in HA-International, LLC (“HAI”), a joint venture between the

Company and Delta-HA, Inc. At June 30, 2006, the Company’s remaining economic interest in HAI is 60%. The Company recognized gains totaling $4 and $41 related to these divestitures ($4 and $35 million on an after tax basis) that are included in Other operating income, net for the three and six months ended June 30, 2006, respectively.

4. Discontinued Operations

On August 1, 2006, the Company sold its Taro Plast S.p.A. business (“Taro Plast”), which was acquired in the Bakelite Acquisition and formerly reported in the Epoxy and Phenolic Resins segment. Accordingly, Taro Plast has been reported as discontinued operations for all periods presented. The aggregate carrying value of the discontinued business was a net asset of $1 and $15 at June 30, 2006 and December 31, 2005, respectively. Taro Plast has been classified separately in the Condensed Consolidated Balance Sheets as discontinued operations. The major classes of assets and liabilities of discontinued operations included in the Consolidated Balance Sheets at June 30, 2006 and December 31, 2005 are summarized as follows:

	June 30, 2006	December 31, 2005
Assets:
Accounts receivable (less allowance for doubtful accounts)	$18	$16
Inventories	14	12
Other current assets	—	1
Property and equipment, net	—	7
Goodwill and Other intangible Assets, net	—	4

Total assets of discontinued operations	$32	$40

Liabilities:
Accounts and drafts payable	$12	$9
Debt payable within one year	15	13
Other current liabilities	2	1
Other long-term liabilities	2	2

Total liabilities of discontinued operations	$31	$25

Loss from discontinued operations in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended June 30, 2006 and 2005 related to the Taro Plast sale are as follows:

	2006	2005
Net sales	$12	$7
Loss from discontinued operations	(13)	—

Loss from discontinued operations in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2006 and 2005 related to the Taro Plast sale are as follows:

	2006	2005
Net sales	$24	$7
Loss from discontinued operations	(13)	—

Loss from discontinued operations for the three and six months ended June 30, 2006 includes an impairment charge of $13, which represents the amount by which the carrying amount of the net assets of Taro Plast exceeded the estimated fair value of the business less its estimated costs to sell. As the Company is party to a participation exemption, there is no tax benefit on the capital loss for the three or six months ended June 30, 2006.

In 1998, pursuant to a merger and recapitalization transaction sponsored by The Blackstone Group (“Blackstone”) and financing arranged by The Chase Manhattan Bank (“Chase”), Borden Decorative Products Holdings, Inc. (“BDPH”), a wholly owned subsidiary of the Company, was acquired by Blackstone, which subsequently merged with Imperial Wallcoverings to create Imperial Home Décor Group (“IHDG”). Blackstone provided $85 in equity, a syndicate of banks provided $198 of senior secured financing and $125 of senior subordinated notes were privately placed. The Company received approximately $309 in cash and 11% of IHDG common stock for its interest in BDPH. On January 5, 2000, IHDG filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. IHDG emerged from bankruptcy in April 2001. The IHDG Litigation Trust (the “Trust”) was created pursuant to the plan of reorganization in the IHDG bankruptcy to pursue preference and other avoidance claims on behalf of the unsecured creditors of IHDG. In November 2001, the Trust filed a lawsuit against the Company and certain of its affiliates seeking to have the IHDG transaction voided as a fraudulent conveyance and asking for a judgment to be entered against the Company for $314 plus interest, costs and attorney fees. On June 8, 2005, the Company reached an agreement with the parties to settle and release all claims against the Company. The Company’s portion of the claim payment is $15. As the settlement directly relates to a divested business, which was accounted for as a discontinued operation in 1997, the Company has included the settlement cost in Loss from discontinued operations in its Financial Statements for the three and six months ended June 30, 2005.

In 1996 and 1997, the Company sold its Dairy and Foods businesses. Both disposals were accounted for as discontinued operations in those years. In 2005, the Company received $5 million as settlement from a class action suit related to raw material purchases by the divested businesses between July 21, 1991 and June 30, 1995. As the settlement directly relates to the previously divested businesses, the Company has included the settlement proceeds in Loss from discontinued operations in its Financial Statements for the three and six months ended June 30, 2005.

Typically, losses from discontinued operations are recorded in the Financial Statements net of tax; however, because the Company has a full valuation allowance on its domestic deferred tax assets and is unable to realize an income tax benefit from these losses, the corresponding benefit of the Loss from discontinued operations for the three and six months ended June 30, 2005 has been offset by a full valuation allowance.

5. Related Party Transactions

Administrative Service, Management and Consulting Arrangements

In connection with their respective acquisitions by Apollo, Resolution Performance, Resolution Specialty and Borden Chemical entered into certain management, consulting and transaction fee agreements with Apollo and its affiliates for the provision of certain structuring and advisory services. These agreements allowed Apollo and its affiliates to provide certain advisory services to the companies for terms up to ten years. The companies also agreed to indemnify Apollo and its affiliates and their directors, officers and representatives for potential losses relating to the services contemplated under these agreements. Prior to the Combinations, on May 31, 2005, Resolution Performance and Resolution Specialty terminated their agreements with Apollo, thereby releasing any and all obligations and liabilities by all parties under the respective agreements. In consideration of the terminations, Resolution Performance and Resolution Specialty paid Apollo $4 and $7, respectively. These amounts are included within Transaction and integration costs in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2005.

At the time of the Combinations, the Company entered into a seven-year, amended and restated version of the former Borden Chemical management consulting agreement with Apollo (the “Amended Management Consulting Agreement”). The terms of the Amended Management Consulting Agreement currently provide for annual fees of approximately $3 and provide for a lump-sum settlement equal to the net present value of the remaining annual management fees payable under the remaining term of the agreement in connection with a sale of the Company or an IPO. In June 2006, the Company entered into the Capital Advisory and Structuring Fee Agreement with Apollo. Upon the closing of an IPO, the Capital Advisory and Structuring Fee Agreement provides for payment to Apollo in the amount of $10 in exchange for specialized financial advisory and arrangement services relating to equity and debt financings of the Company and its subsidiaries.

Pursuant to the agreements in effect, during each of the three months ended June 30, 2006 and 2005, the Company expensed fees of less than $1. For the six months ended June 30, 2006 and 2005, the Company expensed fees of $1 and $3, respectively. The amounts are included within Other operating income, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

In connection with the Bakelite Acquisition, in exchange for deal structuring and negotiating provided by Apollo, the Company made payments to Apollo in the amount of $4. These amounts are considered direct costs of the acquisition and have been capitalized as part of the purchase.

Other Transactions and Arrangements

The Company sells finished goods to a former unconsolidated joint venture of the Company and certain Apollo affiliates. These sales totaled $2 and $6 for the three months ended June 30, 2006 and 2005, respectively. The sales totaled $6 and $13 for the six months ended June 30, 2006 and 2005, respectively. Accounts receivable from these affiliates totaled $1 and $2 at June 30, 2006 and December 31, 2005, respectively. The Company also purchases raw materials and services from certain Apollo affiliates. These purchases totaled $2 for each of the three months ended June 30, 2006 and 2005. These purchases totaled $4 and $3 for the six months ended June 30, 2006 and 2005, respectively. The Company had accounts payable to Apollo and affiliates of $2 and less than $1 at June 30, 2006 and December 31, 2005, respectively.

6. Debt

Senior Secured Credit Facilities

In May 2006, the Company amended and restated its senior secured credit facilities. The seven-year $1,625 term loan facility, seven-year $50 synthetic letter of credit facility (“LOC”), and five-year $225 revolving credit facility (the “New Senior Secured Credit Facilities”), are each subject to an earlier maturity date, on any date that there is greater than $200 in the aggregate principal amount of certain of the Company’s indebtedness that will mature within 91 days of such date. Repayment of 1% total per annum of the term loan and LOCs must be made (in the case of the term loan facility, quarterly, in the case of the LOC, annually) with the balance payable upon the final maturity date. Further, the Company may be required to make additional repayments on the term loan beginning in 2008 if excess cash flow is generated and upon specified events.

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

The New Senior Secured Credit Facilities have commitment fees (other than with respect to the LOC) equal to 0.50% per annum of the unused line plus a fronting fee of 0.25% of the aggregate face amount of outstanding letters of credit. The LOC has a commitment fee of 0.10% per annum.

Certain of the Company’s subsidiaries, excluding HAI, guarantee the obligations under the New Senior Secured Credit Facilities. The New Senior Secured Credit Facilities are secured by substantially all the assets of the Company and the subsidiary guarantors, subject to certain exceptions.

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

Upon entering into these New Senior Secured Credit Facilities, the Company repaid all amounts outstanding under its existing term loan and synthetic letter of credit facilities.

Senior Secured Notes, Senior Subordinated Notes and Series A Preferred Stock

On April 20, 2006, the Company made tender offers to repurchase all of its outstanding 8% Senior Secured Notes, 9 1/2% Senior Second Secured Notes and 13 1/2% Senior Subordinated Notes. As of the expiration of the tender offers on May 17, 2006, the Company accepted tenders from holders of 100% of the outstanding principal amount of the 8% Senior Secured Notes, 99.9% of the outstanding principal amount of the 9 1/2% Senior Second Secured Notes and 89.0% of the outstanding principal amount of the 13 1/2% Senior Subordinated Notes. On June 18, 2006, the Company redeemed all of its 9 1/2% Senior Second Secured Notes and 13 1/2% Senior Subordinated Notes that remained outstanding with available cash.

On May 12, 2006, the Company redeemed all of its outstanding Series A Preferred Stock with the proceeds of borrowings under its New Senior Secured Credit Facilities (See Note 8).

Upon completion of the tender and amendment of the senior secured credit facilities, the Company recognized a loss on the extinguishment of debt of $51, consisting of redemption costs net of debt premiums and the write-off of deferred financing costs. The Company incurred financing costs of $17 related to the New Senior Secured Credit Facilities. These costs are included within Other assets on the Condensed Consolidated Balance Sheet and will be amortized over the life of the related debt.

Interest Rate Swap Agreements

On May 10, 2006, the Company entered into interest rate swap agreements with two counterparties. The swaps are three-year agreements designed to offset cash flow variability associated with interest rate fluctuations on the Company’s variable rate debt. The initial aggregate notional amount of the swaps is $1,000, which amortizes on a quarterly basis based on expected payments on the Company’s term loan in order to maintain a fixed to variable debt ratio of approximately 70% fixed to 30% variable. Under the interest rate swaps, the Company pays a fixed rate equal to approximately 7.37% and receives a variable rate based upon the terms of the underlying debt. The Company accounts for the swaps as qualifying cash flow hedges in accordance with SFAS No. 133, as amended by SFAS No. 138 and SFAS No. 149. As such, the effective portion of the change in fair value of the derivatives is recorded as a component of Accumulated other comprehensive loss and will be recognized in the income statement when the hedged cash flows affect earnings.

7. Commitments and Contingencies

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

Accruals for environmental matters are recorded following the guidelines of Statement of Position 96-1, Environmental Remediation Liabilities, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Environmental accruals are reviewed on an interim basis and as events and developments warrant.

The Company has recorded liabilities, relating to 67 locations (70 at December 31, 2005), of approximately $40 at June 30, 2006 and December 31, 2005 for all probable environmental remediation, indemnification and restoration liabilities. These amounts include estimates of unasserted claims the Company believes are probable of loss and reasonably estimable. Based on the factors discussed below, and currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $26 to $77, in the aggregate, at June 30, 2006. This estimate of the range of reasonably possible costs is less certain than the estimates upon which the liabilities are based, and in order to establish the upper end of such range, assumptions less favorable to the Company among the range of reasonably possible outcomes were used. As with any estimate, if facts or circumstances change, the final outcome could differ materially from these estimates.

Following is a more detailed discussion of the Company’s environmental liabilities and related assumptions at June 30, 2006:

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

The Company has recorded a liability of approximately $20 at June 30, 2006 and December 31, 2005 related to the BCP Geismar site. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with this site may fall within a range of $11 to $32, depending upon the factors discussed above. Due to the long-term nature of the project, the reliability of the timing of remediation payments and the ability to estimate remediation payments, a portion of this liability was recorded at its net present value, assuming a 3% discount rate and a time period of thirty years. The range of possible outcomes is discounted similarly. The undiscounted liability is approximately $25 over thirty years with payments of $7 to be paid ratably between 2006 and 2010.

Superfund Sites / Offsite Landfills—The Company is currently involved in environmental remediation activities at 31 sites (29 at December 31, 2005) in which it has been notified that it is, or may be, a PRP under the United States Comprehensive Environmental Response, Compensation and Liability Act or similar state “superfund” laws. The Company has recorded a liability of approximately $9 at June 30, 2006 and December 31, 2005, respectively, related to these sites. The Company anticipates approximately 60% of this liability will be paid within the next five years, with the remaining payments occurring over the next twenty-five years. The Company generally does not bear a significant level of responsibility for these sites, and therefore, has little control over the costs and timing of cash flows. At 18 of the 31 sites, the Company’s share is less than 1%. At some of the remaining 13 sites, the Company has negotiated allocations ranging from 1% to 9% of the total liability which accounts for $7 of the total amount reserved for superfund / offsite landfill sites at June 30, 2006 and December 31, 2005. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may be as low as $6 or as high as $15, in the aggregate. In estimating both its current reserves for environmental remediation at these sites and the possible range of additional costs, the Company has not assumed that it will bear the entire cost of remediation of every site to the exclusion of other known PRPs who may be jointly and severally liable. The Company has limited information to assess the viability of other PRPs and their probable contribution on a per site basis. The range of possible outcomes also takes into account the maturity of each project, which results in a more narrow range as the project progresses. The Company’s ultimate liability will depend on many factors including its volumetric share of waste, the financial viability of other PRPs, the remediation methods and technology used, the amount of time necessary to accomplish remediation, and the availability of insurance coverage. The Company’s insurance provides very limited, if any, coverage for these environmental matters.

Sites Under Current Ownership—The Company is conducting environmental remediation at 12 locations (15 at December 31, 2005) currently owned by the Company, of which 2 sites are no longer operating. There are no other parties responsible for remediation at these sites. Much of the remediation is being performed by the Company on a voluntary basis; therefore, the Company has greater control over the costs to be incurred and the timing of cash flows. The Company has accrued approximately $7 at June 30, 2006 and December 31, 2005 for remediation and restoration liabilities at these locations. The Company anticipates approximately $3 of these liabilities will be paid within the next three years, with the remaining amounts being paid over the next ten years. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $6 to $13, in the aggregate. The factors influencing the ultimate outcome include the methods of remediation to be elected, the conclusions and assessment of site studies remaining to be completed and the time period required to complete the work.

Other Sites—The Company is conducting environmental remediation at 10 locations that it formerly owned. The Company has accrued approximately $3 at June 30, 2006 and December 31, 2005 for remediation and restoration liabilities at these locations. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $2 to $13, in the aggregate. The primary drivers in determining the final costs to the Company on these matters are the method of remediation selected and the level of participation of third parties.

In addition, the Company is responsible for 12 sites (14 at December 31, 2005) that require monitoring where no additional remediation is expected and has also established accruals for other related costs, such as fines and penalties. The Company has accrued approximately $1 at June 30, 2006 and December 31, 2005 related to these sites. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such sites may fall within a range of $1 to $4 in the aggregate. Payment of these liabilities is anticipated to occur over the next ten years. The ultimate cost to the Company will be influenced by any variations in projected monitoring periods or by findings that are better or worse than anticipated.

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

For environmental conditions that existed at Resolution Performance sites prior to November 2000, the Royal Dutch/Shell Group of Companies (“Shell”) generally will indemnify the Company for environmental damages associated with environmental conditions that occurred or existed before the recapitalization in November 2000, subject to certain limitations. There have been no claims against Resolution Performance since November 2000 relating to such environmental matters; therefore, the Company has no accruals at June 30, 2006 and December 31, 2005 relating to Resolution Performance environmental matters.

According to the terms of the Resolution Specialty purchase agreement, Eastman Chemical Company retained the liability and indemnified Resolution Specialty for pre-existing unknown environmental conditions at facilities that were transferred to the Company, as well as for the pre-existing known environmental condition at the Roebuck, South Carolina facility, subject to certain limitations.

Non-Environmental Legal Matters

The Company has reserved approximately $12 at June 30, 2006 and December 31, 2005 relating to all non-environmental legal matters for legal defense and settlement costs that it believes are probable and estimable at this time.

Following is a discussion of non-environmental legal proceedings that are not in the ordinary course of business:

Brazil Tax Claim—In 1992, the State of Sao Paulo Administrative Tax Bureau issued an assessment against the Company’s Brazilian subsidiary claiming that excise taxes were owed on certain intercompany loans made for centralized cash management purposes, characterized by the Tax Bureau as intercompany sales. Since that time, management and the Tax Bureau have held discussions and the subsidiary has filed an administrative appeal seeking cancellation of the assessment. The Administrative Court upheld the assessment in December 2001. In 2002, the subsidiary filed a second appeal with the highest-level Administrative Court, again seeking cancellation of the assessment. Argument was made to the court in September 2004; the Company is awaiting its ruling. At June 30, 2006, the amount of the assessment, including tax, penalties, monetary correction and interest, is 56 million Brazilian reais, or approximately $26. The Company believes it has a strong defense against the assessment and will pursue the appeal vigorously, including appealing to the judicial level; however, there is no assurance that the assessment will not be upheld. At this time, the Company does not believe a loss is probable; therefore, only related legal fees have been accrued.

CTA Acoustics—From the third quarter 2003 to the first quarter 2004, six lawsuits were filed against Borden Chemical in the 27th Judicial District, Laurel County Circuit Court, in Kentucky, arising from an explosion at a customer’s plant where seven plant workers were killed and other workers were injured. Lawsuits seeking recovery for wrongful death, emotional and personal injury and loss of consortium have been settled. The Company’s share of the settlement amounts was covered by insurance. The litigation also includes claims by the Company’s customer against the Company for property damage, which is due to be tried April 2007. The Company previously accrued and spent $5, the amount of its insurance deductible, relating to these actions and has insurance coverage expected to address legal fees or payments associated with CTA’s property damage claims.

Formosa Plant —Three lawsuits were filed in Sangamon County, Illinois in May 2006 against Hexion and its predecessor Borden Chemical on behalf of individuals injured or killed in an explosion at a Formosa Plastics Corporation (“Formosa”) plant in Illiopolis, Illinois that occurred on April 23, 2004. Borden Chemical divested the facility in 1987, and the facility was operated by BCPOLP until it was sold to Formosa out of BCPOLP’s bankrupt estate in 2002. At this time, the Company has inadequate information from which to estimate a potential range of liability, if any.

Hillsborough County —The Company is named in a lawsuit filed in Hillsborough County, Florida Circuit Court, relating to an animal feed supplement processing site formerly operated by Borden Chemical and sold in 1980. The lawsuit is filed on behalf of multiple residents of Hillsborough County living near the site and alleges various injuries related to exposure to toxic chemicals. At this time, the Company has inadequate information from which to estimate a potential range of liability, if any. The court dismissed a similar lawsuit brought on behalf of a class of plaintiffs in November 2005.

Louisville Class Action —The Company is named in a lawsuit filed in May 2006 in federal court in Louisville, Kentucky relating to odors and air emissions from its Louisville plant. The lawsuit is filed as a class action on behalf of plaintiffs living in Riverside Gardens, a community adjacent to the plant. At this time, the Company has inadequate information from which to estimate a potential range of liability, if any.

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

8. Redeemable Preferred Stock

In May 2005, Hexion Escrow Corp., a subsidiary of Hexion which merged into Hexion coincidental with the Combinations, sold 14 million shares of Redeemable Series A Floating Rate Preferred Stock, par value $0.01 per share, and a liquidation preference of $25 per share (the “Preferred Stock”). On May 12, 2006, the Company paid $397 from the proceeds it received from the New Senior Secured Credit Facilities (See Note 6) to redeem the Preferred Stock. The Company recorded preferred stock accretion of $5 and $18 for the three and six months ended June 30, 2006, respectively, against Paid-in capital. In addition, for the three and six months ended June 30, 2006, the Company recorded $15 of accretion related to the excess of the redemption price of the Preferred Stock over its carrying value at the date of redemption. The Company recorded preferred stock accretion of $6 for each of the three and six months ended June 30, 2005.

9. Pension and Postretirement Expense

Following are the components of net pension and postretirement expense (benefit) recognized by the Company for the three months ended June 30, 2006 and 2005:

	Pension		Postretirement
	Three months ended June 30,
	2006	2005	2006	2005
Service cost	$3	$3	$—	$—
Interest cost	7	6	—	—
Expected return on plan assets	(6)	(7)	—	—
Amortization of prior service cost	—	—	(3)	(2)
Recognized net actuarial loss (gain)	3	2	—	(1)

	$7	$4	$(3)	$(3)

Following are the components of net pension and postretirement expense (benefit) recognized by the Company for the six months ended June 30, 2006 and 2005:

	Pension		Postretirement
	Six months ended June 30,
	2006	2005	2006	2005
Service cost	$7	$6	$—	$—
Interest cost	13	11	1	1
Expected return on plan assets	(13)	(13)	—	—
Amortization of prior service cost	1	—	(6)	(6)
Recognized net actuarial loss (gain)	6	4	(1)	(1)

	$14	$8	$(6)	$(6)

10. Segment Information

The Company’s organizational structure is based on the products the Company offers and the markets the Company serves. During the fourth quarter of 2005, the Company changed its reportable segments to better reflect the stage of the transition from the previous organization of the pre-merger companies to the Company’s organizational structure during the latter half of 2005. The transition provides greater alignment of the respective operating divisions and reporting segments. At June 30, 2006, the Company’s organizational structure consisted of four operating divisions: Epoxy and Phenolic Resins, Formaldehyde and Forest Products Resins, Coatings and Inks, and Performance Products. A brief summary of the operating divisions, which are aligned with the Company’s reportable segments, is as follows:

•	Epoxy and Phenolic Resins: Includes the operations primarily from the Resolution Performance and Bakelite legacy companies and the phenolic resin operation of the Borden Chemical legacy company. Major products include epoxy resins and intermediates, molding compounds, versatic acids and derivatives, specialty phenolic resins and epoxy coating resins.

•	Formaldehyde and Forest Products Resins: Includes the formaldehyde and forest product operations primarily from the Borden Chemical legacy company. Major products include forest product resins and formaldehyde applications.

•	Coatings and Inks: Includes the operations of the Resolution Specialty legacy company and the operations of the Coatings Acquisition and Inks Acquisition, since their respective dates of acquisition. Major products include composite resins, polyester resins, acrylic resins, alkyd resins and ink resins and additives.

•	Performance Products: Includes the oil field products and foundry applications from the Borden Chemical legacy company. Major products include phenolic encapsulated substrates for oil field service applications and foundry applications.

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

Operating Segments:

Following is a comparison of Net sales and Segment EBITDA by reportable segment for the three months and six months ended June 30, 2006 and 2005. Segment EBITDA is defined as EBITDA adjusted to exclude certain non-cash and non-recurring expenses. Segment EBITDA is the primary performance measure used by the Company in the evaluation of its operating results and in determining allocations of capital resources among its segments. Segment EBITDA is also the profitability measure used to set management and executive incentive compensation. Corporate and Other primarily represents corporate general and administrative expenses that are not allocated to the segments.

	Three months ended June 30,		Six months ended June 30,
	2006 (1)	2005 (2)	2006 (1)	2005 (2)
Net Sales to Unaffiliated Customers (3)
Epoxy and Phenolic Resins	$542	$502	$1,069	$885
Formaldehyde and Forest Product Resins	356	331	698	644
Coatings and Inks	326	234	585	451
Performance Products	102	97	208	196

	$1,326	$1,164	$2,560	$2,176

Segment EBITDA (3)
Epoxy and Phenolic Resins	$69	$67	$142	$121
Formaldehyde and Forest Product Resins	37	42	70	78
Coatings and Inks	23	21	43	39
Performance Products	16	11	32	22
Corporate and Other	(13)	(9)	(24)	(19)

Depreciation and Amortization Expense
Epoxy and Phenolic Resins	$23	$22	$44	$45
Formaldehyde and Forest Product Resins	6	7	13	14
Coatings and Inks	5	3	9	7
Performance Products	2	2	4	3
Corporate and Other	4	2	8	3

	$40	$36	$78	$72

(1)	Net sales and Segment EBITDA in 2006 include the Coatings Acquisition, the Wax Compound Acquisition and the Inks Acquisition results from the dates of acquisition, January 31, March 1 and June 1, 2006, respectively.
(2)	Net sales and Segment EBITDA in 2005 include the Bakelite Acquisition results from the date of acquisition, April 29, 2005.
(3)	Intersegment sales and EBITDA are not significant and, as such, are eliminated within the selling segment

Reconciliation of Segment EBITDA to Net loss:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Segment EBITDA:
Epoxy and Phenolic Resins	$69	$67	$142	$121
Formaldehyde and Forest Product Resins	37	42	70	78
Coatings and Inks	23	21	43	39
Performance Products	16	11	32	22
Corporate and Other	(13)	(9)	(24)	(19)

Reconciliation:
Items not included in Segment EBITDA
Transaction and integration costs	(18)	(22)	(22)	(29)
Write-off of deferred IPO costs	(15)	—	(15)	—
Non-cash charges	(2)	(17)	(8)	(17)
Unusual items:
Gain on divestiture of business	4	—	41	1
Purchase accounting effects/inventory step-up	(1)	(9)	(2)	(9)
Discontinued operations	(13)	(10)	(13)	(10)
Business realignments	(6)	(2)	(9)	(3)
Other	3	(5)	(4)	(21)

Total unusual items	(13)	(26)	13	(42)

Total adjustments	(48)	(65)	(32)	(88)
Interest expense, net	(57)	(50)	(112)	(96)
Loss on extinguishment of debt	(51)	(17)	(51)	(17)
Income tax expense	(11)	(21)	(30)	(35)
Depreciation and amortization	(40)	(36)	(78)	(72)

Net loss	$(75)	$(57)	$(40)	$(67)

Items not included in Segment EBITDA

For the three and six months ended June 30, 2005, Transaction and integration costs primarily represent accounting, consulting, legal and contract termination fees associated with the Combinations. For the three and six months ended June 30, 2006, Transaction and integration costs primarily represent terminated acquisition activities and incremental administrative costs associated with integration programs. These costs include the implementation of a single, company wide, management information and accounting system. For the three and six months ended June 30, 2006, Write-off of deferred IPO costs represents the write-off of deferred accounting, legal, and printing costs as a result of the Company’s temporary suspension of its IPO. For the three and six months ended June 30, 2005, Non-cash charges primarily represent stock-based compensation expense and unrealized foreign currency exchange losses on debt instruments denominated in currencies other than the functional currency of the holder. For the three and six months ended June 30, 2006, Non-cash charges primarily represent stock-based compensation expense and impairments of fixed assets.

Unusual items not included in Segment EBITDA represent income (expenses) deemed by management to be non-recurring in nature. For the three and six months ended June 30, 2005, these items principally consisted of purchase accounting/inventory step-up adjustments related to the Bakelite Acquisition, certain non-recurring litigation expenses primarily related to discontinued operations and business realignments. In addition, for the six months ended June 30, 2005, these items included a realized foreign currency loss on an exchange rate hedge related to the Bakelite Acquisition. For the three and six months ended June 30, 2006, these items principally consisted of a gain on the sale of a portion of the Company’s ownership interest in HAI, a charge related to the discontinued operations of Taro Plast, the gain from a litigation settlement, net of related legal fees, and business realignments. In addition, for the six months ended June 30, 2006, these items included a gain recognized on the Brazilian Consumer Divestiture.

11. Guarantor/Non-Guarantor Subsidiary Financial Information

The Company and certain of its U.S. subsidiaries guarantee the debt issued by its wholly-owned subsidiaries Hexion Nova Scotia, ULC (“Nova Scotia, ULC”) and Hexion U.S. Finance Corporation, which includes the $325 second-priority notes due 2014 and the $298 floating rate second-priority senior secured notes due 2010. In addition, the Company, these same U.S. subsidiaries, and Hexion U.S. Finance Corporation also guaranteed the senior secured debt previously issued by Resolution Performance totaling $343 (“the Resolution Performance guaranteed debt”), which the Company repurchased during the second quarter of 2006 (See Note 6).

The following information contains the condensed consolidating financial information for the parent, Hexion, the subsidiary issuers (Hexion U.S. Finance Corporation, Nova Scotia, ULC and HSC Capital Corporation, formerly known as Resolution Performance Capital Corporation (“HSC Capital”)), the combined subsidiary guarantors (Borden Chemical Investments, Inc., Borden Chemical Foundry, Inc., Lawter International, Inc. (“Lawter”), Borden Chemical International, Inc., Hexion CI Holding Company (China LLC) and Oilfield Technology Group, Inc.) and the combined non-guarantor subsidiaries, which includes all of the Company’s foreign subsidiaries and HAI. Borden Services Company, a subsidiary guarantor, was merged into the Company in the fourth quarter of 2005, while three additional subsidiary guarantors, BDS Two, Inc., Bakelite North America Holding Company and Bakelite Epoxy Polymers Corporate, were merged into the Company on February 28, 2006; all of these former subsidiary guarantors are included in the parent for all periods presented. In addition, Lawter distributed the assets of its U.S. business to Hexion during the second quarter of 2006; its sole remaining assets are the shares of certain China subsidiaries, which are presented as equity investments in the combined subsidiary guarantors column. As a result, the presentation of prior periods has been reclassified to reflect the assets and results of operations of the Lawter U.S. business to Hexion. The prior periods have also been restated to reflect the reclassification of discontinued operations (See Note 4).

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

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED JUNE 30, 2006

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$568	$—	$—	$800	$(42)	$1,326
Cost of sales	489	—	—	689	(42)	1,136

Gross profit	79	—	—	111	—	190

Selling, general & administrative expense	42	—	—	57	—	99
Transaction and integration costs	20	—	—	(2)	—	18
Write-off of deferred IPO costs	15	—	—	—	—	15
Other operating (income) expense, net	(4)	—	(4)	7	—	(1)

Operating income	6	—	4	49	—	59

Interest expense, net	31	16	—	10	—	57
Loss on extinguishment of debt	47	—	—	4	—	51
Intercompany interest expense (income)	7	(18)	—	11	—	—
Other non-operating expense (income), net	(2)	1	—	2	—	1

(Loss) income from continuing operations before income tax, earnings from unconsolidated entities and minority interest	(77)	1	4	22	—	(50)
Income tax expense	2	—	—	9	—	11

(Loss) income from continuing operations before earnings from unconsolidated entities and minority interest	(79)	1	4	13	—	(61)
Earnings from unconsolidated entities, net of tax	6	—	2	—	(8)	—
Minority interest in net income of consolidated subsidiaries	(1)	—	—	—	—	(1)

(Loss) income from continuing operations	(74)	1	6	13	(8)	(62)
Loss from discontinued operations	—	—	—	(13)	—	(13)

Net (loss) income	$(74)	$1	$6	$—	$(8)	$(75)

HEXION SPECIALTY CHEMICALS, INC.

THREE MONTHS ENDED JUNE 30, 2005

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$585	$—	$—	$646	$(67)	$1,164
Cost of sales	517	—	—	545	(64)	998

Gross profit	68	—	—	101	(3)	166

Selling, general & administrative expense	35	—	—	65	—	100
Transaction and integration costs	15	—	—	7	—	22
Intercompany royalty expense (income)	5	—	(6)	1	—	—
Other operating (income) expense, net	(9)	—	(2)	4	—	(7)

Operating income	22	—	8	24	(3)	51

Interest expense, net	32	14	—	4	—	50
Loss on extinguishment of debt	9	6	—	2	—	17
Intercompany interest expense (income)	3	(14)	—	11	—	—
Other non-operating expense (income), net	(1)	1	—	10	—	10

(Loss) income from continuing operations before income tax and earnings from unconsolidated entities	(21)	(7)	8	(3)	(3)	(26)
Income tax expense	2	—	—	19	—	21

(Loss) income from continuing operations before earnings from unconsolidated entities	(23)	(7)	8	(22)	(3)	(47)
Earnings from unconsolidated entities, net of tax	(24)	—	4	—	20	—

(Loss) income from continuing operations	(47)	(7)	12	(22)	17	(47)
Loss from discontinued operations	(10)	—	—	—	—	(10)

Net (loss) income	$(57)	$(7)	$12	$(22)	$17	$(57)

HEXION SPECIALTY CHEMICALS, INC.

SIX MONTHS ENDED JUNE 30, 2006

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,127	$—	$—	$1,520	$(87)	$2,560
Cost of sales	978	—	—	1,294	(87)	2,185

Gross profit	149	—	—	226	—	375

Selling, general & administrative expense	89	—	—	110	—	199
Transaction and integration costs	17	—	—	5	—	22
Write-off of deferred IPO costs	15	—	—	—	—	15
Intercompany royalty expense (income)	6	—	(6)	—	—	—
Other operating (income) expense, net	2	—	(4)	(29)	—	(31)

Operating income	20	—	10	140	—	170

Interest expense, net	65	32	—	15	—	112
Loss on extinguishment of debt	47	—	—	4	—	51
Intercompany interest expense (income)	14	(36)	(1)	23	—	—
Other non-operating expense (income), net	(5)	3	—	4	—	2

Income (loss) from continuing operations before income tax, earnings from unconsolidated entities and minority interest	(101)	1	11	94	—	5
Income tax expense	3	—	—	27	—	30

(Loss) income from continuing operations before earnings from unconsolidated entities and minority interest	(104)	1	11	67	—	(25)
Earnings from unconsolidated entities, net of tax	68	—	6	2	(75)	1
Minority interest in net income of consolidated subsidiaries	(3)	—	—	—	—	(3)

(Loss) income from continuing operations	(39)	1	17	69	(75)	(27)
Loss from discontinued operations	—	—	—	(13)	—	(13)

Net (loss) income	$(39)	$1	$17	$56	$(75)	$(40)

HEXION SPECIALTY CHEMICALS, INC.

SIX MONTHS ENDED JUNE 30, 2005

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,142	$—	$—	$1,165	$(131)	$2,176
Cost of sales	1,010	—	—	978	(127)	1,861

Gross profit	132	—	—	187	(4)	315

Selling, general & administrative expense	80	—	—	92	13	185
Transaction and integration costs	34	—	—	8	(13)	29
Intercompany royalty expense (income)	11	—	(12)	1	—	—
Other operating (income) expense, net	(9)	—	(1)	1	—	(9)

Operating income	16	—	13	85	(4)	110

Interest expense, net	67	25	—	4	—	96
Loss on extinguishment of debt	9	6	—	2	—	17
Intercompany interest expense (income)	6	(26)	—	20	—	—
Other non-operating expense, net	7	2	—	9	—	18

(Loss) income from continuing operations before income tax, earnings from unconsolidated entities and minority interest	(73)	(7)	13	50	(4)	(21)
Income tax expense	1	—	—	34	—	35

(Loss) income from continuing operations before earnings from unconsolidated entities and minority interest	(74)	(7)	13	16	(4)	(56)
Earnings from unconsolidated entities, net of tax	17	—	5	—	(22)	—
Minority interest in net income of consolidated subsidiaries	(1)	—	—	—	—	(1)

(Loss) income from continuing operations	(58)	(7)	18	16	(26)	(57)
Loss from discontinued operations	(10)	—	—	—	—	(10)

Net (loss) income	$(68)	$(7)	$18	$16	$(26)	$(67)

HEXION SPECIALTY CHEMICALS, INC.

JUNE 30, 2006

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers (1)	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and equivalents	$6	$—	$—	$98	$—	$104
Accounts receivable, net	294	—	—	525	—	819
Inventories:
Finished and in-process goods	133	—	—	194	—	327
Raw materials and supplies	73	—	—	115	—	188
Other current assets	7	—	—	64	—	71
Assets of discontinued operations	—	—	—	32	—	32

	513	—	—	1,028	—	1,541

Other Assets
Investment in subsidiaries	575	—	23	—	(598)	—
Other assets	24	21	—	54	—	99

	599	21	23	54	(598)	99

Property and Equipment, net	678	—	—	842	—	1,520
Goodwill	93	—	—	82	—	175
Other Intangible Assets, net	80	—	—	139	—	219

Total Assets	$1,963	$21	$23	$2,145	$(598)	$3,554

LIABILITIES, COMMON STOCK AND OTHER SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts and drafts payable	$247	$—	$—	$368	$—	$615
Intercompany accounts payable (receivable)	31	(15)	(7)	(9)	—	—
Debt payable within one year	15	—	—	26	—	41
Loans payable to (receivable from) affiliates	136	(8)	(26)	(102)	—	—
Interest payable	28	20	—	—	—	48
Income taxes payable	47	—	—	61	—	108
Other current liabilities	144	—	—	149	—	293
Liabilities of discontinued operations	—	—	—	31	—	31

	648	(3)	(33)	524	—	1,136

Other Liabilities
Long-term debt	1,828	625	—	354	—	2,807
Intercompany loans payable (receivable)	186	(674)	—	488	—	—
Long-term pension obligations	34	—	—	140	—	174
Non-pension post employment benefit obligations	97	—	—	18	—	115
Deferred income taxes	21	—	—	129	—	150
Other long-term liabilities	83	—	—	19	—	102

	2,249	(49)	—	1,148	—	3,348

Minority interest in consolidated subsidiaries	8	—	—	4	—	12
Common Stock and Other Shareholders’ (Deficit) Equity	(942)	73	56	469	(598)	(942)

Total Liabilities, Common Stock and Other Shareholders’ (Deficit) Equity	$1,963	$21	$23	$2,145	$(598)	$3,554

(1)	Subsidiary issuers include Hexion U.S. Finance Corporation, HSC Capital and Nova Scotia, ULC. HSC Capital is also a subsidiary guarantor of the debt issued by Hexion U.S. Finance Corporation and Nova Scotia, ULC. The primary asset of the Hexion U.S. Finance Corporation is an intercompany receivable from Hexion (the parent) for $204, which is essentially offset by the debt payable. HSC Capital has no significant assets.

HEXION SPECIALTY CHEMICALS, INC.

DECEMBER 31, 2005

CONDENSED CONSOLIDATING BALANCE SHEET

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers (1)	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and equivalents	$8	$—	$—	$175	$—	$183
Accounts receivable, net	219	—	—	370	—	589
Inventories:
Finished and in-process goods	139	—	—	148	—	287
Raw materials and supplies	65	—	—	81	—	146
Other current assets	95	—	—	35	—	130
Assets of discontinued operations	—	—	—	40	—	40

	526	—	—	849	—	1,375

Other Assets
Investment in subsidiaries	471	—	26	—	(497)	—
Other assets	3	22	—	78	—	103

	474	22	26	78	(497)	103

Property and Equipment, net	664	—	—	726	—	1,390
Goodwill	63	—	—	102	—	165
Other Intangible Assets, net	95	—	—	81	—	176

Total Assets	$1,822	$22	$26	$1,836	$(497)	$3,209

LIABILITIES, REDEEMABLE PREFERRED STOCK, COMMON STOCK AND OTHER SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts and drafts payable	$226	$—	$—	$267	$—	$493
Intercompany accounts (receivable) payable	(14)	(4)	(7)	28	(3)	—
Debt payable within one year	13	—	—	25	—	38
Loans payable to (receivable from) affiliates	84	(17)	(18)	(49)	—	—
Interest payable	24	20	—	1	—	45
Income taxes payable	45	—	—	46	—	91
Other current liabilities	158	—	—	88	—	246
Liabilities of discontinued operations	—	—	—	25	—	25

	536	(1)	(25)	431	(3)	938

Other Liabilities
Long-term debt	1,368	625	—	310	—	2,303
Intercompany loans payable (receivable)	213	(652)	—	436	3	—
Long-term pension obligations	51	—	—	116	—	167
Non-pension postemployment benefit obligations	104	—	—	15	—	119
Deferred income taxes	26	—	—	112	—	138
Other long-term liabilities	75	—	—	17	—	92

	1,837	(27)	—	1,006	3	2,819

Minority interest in consolidated subsidiaries	8	—	—	3	—	11
Redeemable Preferred Stock	364	—	—	—	—	364
Common Stock and Other Shareholders’ (Deficit) Equity	(923)	50	51	396	(497)	(923)

Total Liabilities, Redeemable Preferred Stock, Common Stock and Other Shareholders’ (Deficit) Equity	$1,822	$22	$26	$1,836	$(497)	$3,209

(1)	Subsidiary issuers include Hexion U.S. Finance Corporation, HSC Capital and Nova Scotia, ULC. HSC Capital is also a subsidiary guarantor of the debt issued by Hexion U.S. Finance Corporation and Nova Scotia, ULC. The primary asset of the Hexion U.S. Finance Corporation is an intercompany receivable from Hexion (the parent) for $204, which is essentially offset by the debt payable. HSC Capital has no significant assets.

HEXION SPECIALTY CHEMICALS, INC.

SIX MONTHS ENDED JUNE 30, 2006

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers (1)	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from (used in) Operating Activities	$(46)	$13	$7	$44	$—	$18

Cash Flows (used in) from Investing Activities
Capital expenditures	(39)	—	—	(19)	—	(58)
Acquisition of businesses, net	—	—	—	(185)	—	(185)
Proceeds from the sale of businesses, net	—	—	5	41	—	46

	(39)	—	5	(163)	—	(197)

Cash flows from (used in) Financing Activities
Net short-term debt (repayments) borrowings	(9)	—	—	1	—	(8)
Borrowings of long-term debt	1,852	—	—	379	—	2,231
Repayments of long-term debt	(1,374)	—	—	(340)	—	(1,714)
Affiliated loan borrowings (repayments)	22	(13)	(7)	(2)	—	—
Dividends received (paid)	10	—	(5)	(5)	—	—
Repayment of preferred stock	(397)	—	—	—	—	(397)
Long-term debt and credit facility financing fees paid	(17)	—	—	—	—	(17)
IPO related costs	(4)	—	—	—	—	(4)
Net cash from financing activities of discontinued operations	—	—	—	1	—	1

	83	(13)	(12)	34	—	92

Effect of exchange rates on cash and equivalents	—	—	—	8	—	8

Decrease in cash and equivalents	(2)	—	—	(77)	—	(79)
Cash and equivalents at beginning of period	8	—	—	175	—	183

Cash and equivalents at end of period	$6	$—	$—	$98	$—	$104

(1)	Subsidiary issuers include Hexion U.S. Finance Corporation, HSC Capital and Nova Scotia, ULC. HSC Capital is also a subsidiary guarantor of the debt issued by Hexion U.S. Finance Corporation and Nova Scotia, ULC. The primary asset of the Hexion U.S. Finance Corporation is an intercompany receivable from Hexion (the parent) for $204, which is essentially offset by the debt payable. HSC Capital has no significant assets.

HEXION SPECIALTY CHEMICALS, INC.

SIX MONTHS ENDED JUNE 30, 2005

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Hexion Specialty Chemicals, Inc.	Subsidiary Issuers (1)	Combined Subsidiary Guarantors	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from (used in) Operating Activities	$(61)	$6	$13	$49	$12	$19

Cash Flows (used in) from Investing Activities
Capital expenditures	(22)	—	—	(15)	—	(37)
Acquisition of businesses, net	(5)	—	—	(229)	—	(234)
Proceeds from the sale of businesses, net	—	—	3	—	—	3
Investment in subsidiary	5	—	—	—	(5)	—

	(22)	—	3	(244)	(5)	(268)

Cash flows from (used in) Financing Activities
Net short-term repayments	(1)	—	—	(2)	—	(3)
Borrowings of long-term debt	412	398	—	336	—	1,146
Repayments of long-term debt	(407)	(250)	—	(48)	—	(705)
Affiliated loan borrowings (repayments)	224	(150)	(6)	(56)	(12)	—
Dividends (paid) received	(501)	—	(10)	(106)	100	(517)
Proceeds from issuance of preferred stock, net	335	—	—	—	—	335
Long-term debt and credit facility financing fees paid	(10)	(4)	—	(8)	—	(22)
Capital contributions (to) from affiliates	(1)	—	1	95	(95)	—
IPO related costs	(7)	—	—	—	—	(7)
Net cash from financing activities of discontinued operations	—	—	—	1	—	1

	44	(6)	(15)	212	(7)	228

Effect of exchange rates on cash and equivalents	—	—	—	(3)	—	(3)

(Decrease) increase in cash and equivalents	(39)	—	1	14	—	(24)
Cash and equivalents at beginning of period	71	—	1	80	—	152

Cash and equivalents at end of period	$32	$—	$2	$94	$—	$128

(1)	Subsidiary issuers include Hexion U.S. Finance Corporation, HSC Capital and Nova Scotia, ULC. HSC Capital is also a subsidiary guarantor of the debt issued by Hexion U.S. Finance Corporation and Nova Scotia, ULC. The primary asset of the Hexion U.S. Finance Corporation is an intercompany receivable from Hexion (the parent) for $204, which is essentially offset by the debt payable. HSC Capital has no significant assets.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in millions)

Forward-Looking and Cautionary Statements

Certain statements in this quarterly report on Form 10-Q, including without limitation, statements made under the captions “Overview” and “Outlook,” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the management of Hexion Specialty Chemicals, Inc. (which may be referred to as “Hexion,” “we,” “us,” “our” or the “Company”) may from time to time make oral forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “will” or “intend” and similar expressions. The forward-looking statements contained herein reflect our current views with respect to future events and are based on our currently available financial, economic and competitive data and on current business plans. Actual results could vary materially depending on risks and uncertainties that may affect the Company’s operations, markets, services, prices and other factors as discussed in Item 1A—Risk Factors of the Company’s 2005 Form 10-K, filed with the Securities Exchange Commission on March 17, 2006. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: economic factors such as an interruption in the supply of or increased pricing of raw materials due to natural disasters, competitive factors such as pricing actions by our competitors that could affect our operating margins, and regulatory factors such as changes in governmental regulations involving our products that lead to environmental and legal matters as described in Item 3— Legal Proceedings of the Company’s 2005 Form 10-K.

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

Our products are used in thousands of applications and are sold into diverse markets, such as forest products, architectural and industrial paints, packaging, consumer products and automotive coatings, as well as higher growth markets, such as composites, UV cured coatings and electrical laminates. As of June 30, 2006, we had 103 production sites globally and produce many of our key products locally in North America, Latin America, Europe and Asia. Through our worldwide network of strategically located production facilities, we serve more than 10,000 customers in 100 countries. We believe our global scale provides us with significant advantages over many of our competitors. In areas where it is advantageous, we are able to internally produce strategic raw materials, providing us a lower cost operating structure and security of supply. In other areas, where we can capitalize on our technical know-how and market presence to capture additional value, we are integrated downstream into product formulations. Our position in certain additives, complementary materials and services further enables us to leverage our core thermoset technologies and provide customers a broad range of product solutions. Our global customers include leading companies in their respective industries, such as 3M, Ainsworth, Ashland Inc., BASF, Bayer, DuPont, GE, Halliburton, Honeywell, Huntsman, Louisiana Pacific, Owens Corning, PPG Industries, Sumitomo, Sun Chemical, Valspar and Weyerhaeuser.

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

Raw Material Costs. Raw material costs make up approximately 80% of our product costs. The three largest raw materials utilized in our production process are phenol, methanol and urea, which represents approximately half of our total raw material expenditures. High energy costs, such as the increasing price of crude oil and related petrochemical products, as well as the higher cost of natural gas have translated into significant volatility in raw material costs. To help mitigate this volatility, we have purchase and sale contracts with many of our vendors and customers with periodic price adjustment mechanisms. Due to differences in timing of the pricing mechanism trigger points between our sales and purchase contracts there is often a “lead-lag” impact during which margins are negatively impacted for the short term in periods of rising raw material prices and positively impacted in periods of falling raw material prices. Since year-end 2005, the average index prices of methanol and phenol increased 4% and 17%, respectively, while the average index price of urea decreased 13% during the first two quarters of 2006. During the three months ended June 30, 2006, there was a $13 negative lead-lag impact on Segment EBITDA, and during the six months ended June 30, 2006, there was a $16 negative lead-lag impact on Segment EBITDA. In addition, the pass through of raw material price changes can result in significant variances in sales comparisons from year to year. In first six months of 2006 and fiscal year 2005, we had a favorable impact on sales as continuing raw material price increases were passed through to customers, as allowed by contract.

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

Certain chemicals have been alleged to interact with the endocrine systems of humans and wildlife and disrupt normal processes. BPA, which is manufactured and used as an intermediate at our Deer Park, Texas and Pernis, Netherlands manufacturing facilities and is also sold directly to third parties, is currently under evaluation as an “endocrine disrupter.” Pursuant to EU regulation 793/93/EC, BPA producers are currently conducting an extensive toxicology testing program of the chemical. In addition, new legislation in Europe took effect in 2005 and requires that risk labels be used for BPA indicating “possible risk of impaired fertility.” In the event that BPA is further regulated, additional operating costs would likely be incurred to meet more stringent regulation of the chemical.

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

Hexion Formation

The Combinations. On May 31, 2005, Resolution Performance Products, LLC (“Resolution Performance”) and Resolution Specialty Materials, Inc. (“Resolution Specialty”) were combined with and into Borden Chemical, Inc. (“Borden Chemical”) (the “Combinations”), all of which were controlled by Apollo Management, L.P. and its affiliates (“Apollo”). In connection with the Combinations, the minority interests in Resolution Performance and Resolution Specialty were eliminated. Upon the consummation of the Combinations, Borden Chemical changed its name to Hexion Specialty Chemicals, Inc. and BHI Acquisition LLC, Borden Chemical’s parent, changed its name to Hexion LLC. Apollo, through Hexion LLC, holds approximately 91.0% of the outstanding common stock of Hexion.

The Bakelite Transaction. On April 29, 2005, a subsidiary of Borden Chemical acquired Bakelite Aktiengesellschaft (“Bakelite” or the “Bakelite Acquisition”). Upon the consummation of the Bakelite Acquisition, Bakelite became an indirect, wholly-owned subsidiary of Hexion Specialty Chemicals Canada, Inc. (“Hexion Canada”). The Bakelite Acquisition was financed through a combination of available cash and borrowings under a bridge loan facility, which was refinanced with the proceeds of our second-priority senior secured floating rate notes issued on May 20, 2005 (the “New Floating Rate Notes”) and borrowings under our senior secured credit facilities (collectively the “Bakelite Financing”). The Bakelite Acquisition, the repayment or assumption of certain of Bakelite’s debt in connection therewith and the Bakelite Financing are collectively referred to as the “Bakelite Transaction.”

2006 Completed Transactions

The Coatings Acquisition. On January 31, 2006, we acquired the decorative coatings and adhesives business unit of The Rhodia Group (the “Coatings Acquisition”). The business generated 2005 sales of approximately $200, with 8 manufacturing facilities in Europe and Asia Pacific. The acquisition was funded through a combination of available cash and existing credit lines.

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

The Inks Acquisition. On June 1, 2006, we acquired the ink and adhesive resins business of Akzo Nobel (the “Inks Acquisition”). The business generated 2005 sales of approximately $215, and includes 10 manufacturing facilities in Europe, Asia Pacific, North America and South America. The acquisition was funded through a combination of available and existing credit lines.

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

The results of the Bakelite Acquisition, the Coatings Acquisition, the Wax Compound Acquisition and the Inks Acquisition have been included since April 29, 2005, January 31, 2006, March 1, 2006 and June 1, 2006, their respective dates of acquisition.

Outlook

We expect free cash flow, defined as cash flow from operating activities less anticipated capital expenditures, to increase in the future due to improving operating characteristics, including the realization of synergies and the absence of one-time costs associated with the Hexion formation and debt refinancings. Our products are generally less capital intensive to manufacture than many other products in the chemical industry and, as a result, we have relatively low maintenance capital and moderate working capital requirements. Furthermore, due to our income tax assets and other structuring considerations, we expect to have very low cash tax requirements for the foreseeable future.

Management is currently targeting $250 in synergies from the Hexion formation, of which $125 of net cost savings have been specifically identified, which should further improve free cash flow. Management has developed detailed implementation plans to achieve the $125 of cost savings. We achieved costs savings of $20 in 2005 and $25 in the first six months of 2006. We expect that approximately 60% of the $125 near term cost savings will be achieved by the end of 2006, with the remainder expected to be achieved in the following year.

Overview of Results

Three months ended June 30, 2006 vs. 2005

Our net sales increased to $1,326 in the second quarter of 2006 compared to $1,164 in the second quarter of 2005, an increase of $162. In 2006, the net impact of the acquisitions and divestiture added $135 in incremental net sales. Excluding the incremental impact of the acquisitions and divestiture, our net sales increased $27 in the second quarter of 2006, or approximately 2%. We were successful in driving volumes higher across several of our product lines, primarily in our base epoxy and specialty epoxy resins. We also achieved stronger pricing, primarily in our formaldehyde, foundry and oil field product lines, due to an increased emphasis on pricing and favorable product mix. Offsetting these positive factors was a sales decline due to competitive pricing pressures, primarily in our base epoxy resins and forest product resins. Net favorable currency translation of $10 also contributed to the increase, which was due to the strengthened Canadian dollar and Brazilian real slightly offset by the translation effects from the weakened euro, as compared to the U.S. dollar.

Gross profit increased by $24, to $190, in the second quarter of 2006 compared to $166 in the second quarter of 2005. In 2006, the net impact of the Bakelite Acquisition, the Coatings Acquisition, the Inks Acquisition and the Brazilian Consumer Divestiture added $17 of gross profit. Excluding the incremental impact of the acquisitions and divestiture, our gross profit increased $7, or 4%. The increase is a result of the sales impact discussed above; in addition, the realization of synergies from the Combinations helped drive the increase, while rising raw material costs that could not be fully passed along to our customers resulted in a negative lead-lag impact of $13.

Operating income increased by $8, to $59, in the second quarter of 2006 compared to $51 in the second quarter of 2005. The increase is due to the impact of the growth in gross profit discussed above, lower Selling, general & administrative expense of $1 and lower Transaction and integration costs of $4. The decrease in Transaction and integration costs is primarily due to lower accounting and legal fees associated with the Hexion formation in the prior year, offset by terminated acquisition activities and incremental administrative costs associated with integration programs in 2006. Current year integration costs include the implementation of a single, company wide, management information and accounting system. Operating income was offset by the write-off of deferred IPO costs of $15, after we elected to temporarily suspend that process during the second quarter of 2006, and a decrease in Other operating income, net, of $6 due primarily to a decrease in foreign exchange gains in the second quarter of 2006 compared to the second quarter of 2005.

We generated a net loss of $75 in the second quarter of 2006, an increase of $18 compared to the net loss of $57 reported in the second quarter of 2005. The effects on operating income discussed above, as well as a decrease in Other non-operating expense, net, in the second quarter of 2006, as compared to 2005, due to the absence of an unrealized foreign exchange loss, had a favorable impact. These amounts were offset by an increase of $7 in interest expense, due to higher average debt levels and higher interest rates, and an increase of $34 in debt extinguishment costs as a result of the debt refinancing that occurred in May 2006.

Six months ended June 30, 2006 vs. 2005

Our net sales increased to $2,560 in the first half of 2006 compared to $2,176 in the first half of 2005, an increase of $384. In 2006, the net incremental effect from the acquisitions and divestiture was an increase in net sales of $347. Excluding the incremental impact of the acquisitions and divestiture, our net sales increased $37 in the first half of 2006, or approximately 2%. We were successful in driving volumes higher across several of our product lines, primarily our base and specialty epoxy and phenolic resins, forest product resins and oil field products, partially offset by volume decreases caused by temporary production curtailments at a few large formaldehyde customers. We also achieved stronger pricing, primarily in our formaldehyde, forest, foundry and coatings product lines. This was due to an increased emphasis on pricing, favorable product mix, and an ability to pass certain raw material costs through to our customers. Those positive pricing impacts were largely offset by competitive pricing pressures, primarily in our base epoxy resins, precursors and forest resins. Year to date, relative to the U.S. dollar, the favorable effects of currency translation from the strengthened Canadian dollar and Brazilian real were entirely offset by the translation effects from the weakened euro.

Gross profit increased $60, to $375, in the first half of 2006 compared to $315 in the first half of 2005. In 2006, the net impact of the Bakelite Acquisition, the Coatings Acquisition, the Inks Acquisition and the Brazilian Consumer Divestiture added $55 in gross profit. Excluding the incremental impact of the acquisitions and divestiture, our gross profit increased $5, or approximately 2%. The increase is a result of the sales impact discussed above; in addition, the realization of synergies from the Combinations of approximately $16 helped drive the increase, while rising raw material costs that could not be fully passed along to our customers resulted in a negative lead-lag impact of $16.

Operating income increased by $60, to $170, in the first half of 2006 compared to $110 in the first half of 2005. The increase is due to the impact of growth in gross profit discussed above, an increase in Other operating income, net, of $22, primarily due to the gain on the Brazilian Consumer Divestiture, and lower Transaction and integration costs of $7. The decrease in Transaction and integration costs is primarily due to lower accounting and legal fees associated with the Hexion formation in the prior year, offset by terminated acquisition activities and incremental administrative costs associated with integration programs in 2006. Current year integration costs include the implementation of a single, company wide, management information and accounting system. These amounts were offset by an increase in Selling, general & administrative expense of $14, primarily due to the incremental expense added by the Bakelite Acquisition and the Coatings Acquisition, and the write-off of deferred IPO costs of $15, after we elected to temporarily suspend that process during the second quarter of 2006.

We generated a net loss of $40 in the first half of 2006, an improvement of $27 compared to the net loss of $67 reported in the first half of 2005. The effects on operating income discussed above, as well as a decrease in Other non-operating expense, net, in the second half of 2006, as compared to 2005, due to the absence of an unrealized foreign exchange loss and the absence of a realized loss on the settlement of a contingent forward contract held by us relating to the Bakelite Transaction, had a favorable impact. These amounts were offset by an increase of $16 in interest expense, due to higher average debt levels and higher interest rates, and an increase of $34 in debt extinguishment costs as a result of the refinancing that occurred in May 2006.

Results of Operations by Segment

Following is a comparison of Net sales and Segment EBITDA. Segment EBITDA is defined as EBITDA adjusted to exclude certain non-cash and non-recurring expenses. Segment EBITDA is the primary performance measure we use in the evaluation of our operating results and in determining allocations of capital resources among our segments. Segment EBITDA is also the profitability measure used to set management and executive incentive compensation. Corporate and Other primarily represents corporate general and administrative expenses that are not allocated to the segments.

	Three months ended June 30,		Six months ended June 30,
	2006 (1)	2005 (2)	2006 (1)	2005 (2)
Net Sales to Unaffiliated Customers (3)
Epoxy and Phenolic Resins	$542	$502	$1,069	$885
Formaldehyde and Forest Product Resins	356	331	698	644
Coatings and Inks	326	234	585	451
Performance Products	102	97	208	196

	$1,326	$1,164	$2,560	$2,176

Segment EBITDA (3)
Epoxy and Phenolic Resins	$69	$67	$142	$121
Formaldehyde and Forest Product Resins	37	42	70	78
Coatings and Inks	23	21	43	39
Performance Products	16	11	32	22
Corporate and Other	(13)	(9)	(24)	(19)

(1)	Net sales and Segment EBITDA in 2006 include the Coatings Acquisition, the Wax Compound Acquisition and the Inks Acquisition results from the dates of acquisition, January 31, March 1 and June 1, 2006, respectively.
(2)	Net sales and Segment EBITDA in 2005 include the Bakelite Acquisition results from the date of acquisition, April 29, 2005.
(3)	Intersegment sales and EBITDA are not significant and, as such, are eliminated within the selling segment.

Three Months Ended June 30, 2006 vs. 2005 Segment Results

Epoxy and Phenolic Resins

In the second quarter of 2006, net sales of Epoxy and Phenolic Resins increased by $40, to $542, compared to the second quarter of 2005. The Bakelite Acquisition contributed $52 of incremental net sales in 2006. Prior to the Bakelite Acquisition in 2005, Bakelite was a customer and accounted for sales of $3. Excluding the net incremental impact of these Bakelite transactions, net sales declined $9, or 2%. Improved volume contributed approximately $22, primarily in our base epoxy resins, due to a new tolling agreement, and in our specialty epoxy product lines. However, the volume impact was more than offset by negative product mix and competitive pricing pressures, as well as an unfavorable currency translation of approximately $1.

Segment EBITDA of Epoxy and Phenolic Resins increased in the second quarter of 2006 by $2, to $69, compared to the second quarter of 2005. The Bakelite Acquisition contributed $4 of incremental Segment EBITDA in the second quarter of 2006. Excluding the incremental impact of the Bakelite Acquisition, Segment EBITDA declined by $2. Improved volumes and lower costs, driven from synergy and cost reduction programs, were offset by higher raw material costs and negative product mix.

Formaldehyde and Forest Products Resins

Net sales of Formaldehyde and Forest Products Resins increased in the second quarter of 2006 by $25, or 8%, to $356, compared to the second quarter of 2005. The increase was a result of an increase in volume of $10, strong pricing of $4 and favorable currency translation of $11. The net effect of the acquisitions and divestiture was nil. The volume increase is a result of increases across most categories. The strong pricing, compared to 2005, primarily for our formaldehyde products, is due to the pass through of higher costs to customers and favorable product mix, net of competitive pricing pressures for our forest resin products. Favorable currency translation was a result of both the Canadian dollar and the Brazilian real strengthening versus the U.S. dollar.

Formaldehyde and Forest Products Resins’ Segment EBITDA decreased in the second quarter of 2006 by $5, to $37, compared to the second quarter of 2005. The decrease is primarily due to the negative lead lag resulting from phenol price increases that we have not yet been able to pass through to customers, as well as competitive pricing pressures. The Bakelite Acquisition contributed $1 of incremental Segment EBITDA in 2006.

Coatings and Inks

In the second quarter of 2006, net sales for Coatings and Inks increased by $92, to $326, compared to the second quarter of 2005. The Coatings Acquisition and Inks Acquisition contributed $66 and $20, respectively, of incremental net sales in 2006. Excluding the incremental impact of the acquisition, net sales increased by $6, or 3%. Primarily driving the increase was increased pricing of approximately $7 across all products, except monomers, offset by a slight volume decrease of $1.

Coatings and Inks second quarter 2006 Segment EBITDA increased by $2, to $23, compared to the second quarter of 2005. The Coatings Acquisition and Inks Acquisition contributed $6 and $1, respectively, of incremental Segment EBITDA in 2006. Excluding the incremental impact of the acquisitions, Segment EBITDA declined $5 as stronger pricing was offset by significantly higher raw material costs for our inks and U.S. and European coatings products. A planned shutdown at a large facility in May also contributed to increased maintenance costs.

Performance Products

In the second quarter of 2006, net sales of Performance Products increased by $5, to $102, or 5%, compared to the second quarter of 2005. The increase was a result of strong pricing of $7, primarily in our foundry and oil field products, due to the pass through of raw material price increases and improved product mix. This was partially offset by a decrease in volume of $2, primarily in our foundry product line, due to decreased volumes in the automotive industry.

Segment EBITDA in the second quarter of 2006 for Performance Products increased by $5, to $16, compared to the second quarter of 2005. The increase in Segment EBITDA is due to the factors discussed above.

Corporate and Other

Corporate and Other expenses were $13 in the second quarter of 2006, an increase of $4 from the second quarter of 2005. The increase is primarily a result of the Combinations. Upon consummation of the Combinations, we began to consolidate the corporate functions of the four former legacy businesses, and certain corporate general and administrative expenses previously included in the business segments are now centralized and reported separately. In 2006, we have continued this consolidation of corporate functions.

Six Months Ended June 30, 2006 vs. 2005 Segment Results

Epoxy and Phenolic Resins

In the first half of 2006, net sales of Epoxy and Phenolic Resins increased by $184, to $1,069 compared to the first half of 2005. The Bakelite Acquisition contributed $222 of incremental net sales in 2006. Prior to the Bakelite Acquisition in 2005, Bakelite was a customer and accounted for sales of $14. Excluding the net incremental impact of these Bakelite transactions, net sales declined $24, or 3%. The decrease is due to unfavorable currency translation of approximately $17 as the euro weakened versus the U.S. dollar, as well as negative product mix and competitive pricing pressures of approximately $53, primarily in our base epoxy resins and intermediate products. These unfavorable impacts were partially offset by improved volumes, of approximately $46, primarily in our base epoxy resin, due to a new tolling agreement, and in our specialty epoxy and phenolic product lines.

Segment EBITDA of Epoxy and Phenolic Resins increased in the first half of 2006 by $21, to $142, compared to the first half of 2005. The Bakelite Acquisition contributed $25 of incremental Segment EBITDA in the first half of 2006. Excluding the incremental impact of the Bakelite Acquisition, Segment EBITDA declined $4. The positive impacts from improved volumes and lower costs, driven from synergy and cost reduction programs, were substantially offset by increased raw material and energy costs.

Formaldehyde and Forest Products Resins

Net sales of Formaldehyde and Forest Products Resins increased in the first half of 2006 by $54, to $698, compared to the first half of 2005. The net impact of the acquisitions and divestiture contributed $17 of incremental net sales in 2006. Excluding the net incremental impact of the acquisitions and divestiture, net sales increased $37, or 6%. The increase was a result of strong pricing of $14, a volume increase of $3 and favorable currency translation of $20. The strong pricing, compared to 2005, primarily for our formaldehyde products and North American resins, is due to favorable product mix as well as the pass through of higher costs to our customers, net of competitive pricing pressures. The increase in volume is due to increases across all product categories, offset by a decline in North American formaldehyde volume due to temporary production curtailments at a few large customers. Favorable currency translation was a result of both the Canadian dollar and the Brazilian real strengthening versus the U.S. dollar.

Segment EBITDA of Formaldehyde and Forest Products Resins decreased in the first half of 2006 by $8, to $70, compared to the first half of 2005. The decrease is primarily due to negative lead lag resulting from phenol price increases that we have not yet been able to pass through to customers as well as competitive pricing pressures. The Bakelite Acquisition contributed $4 of incremental Segment EBITDA in 2006.

Coatings and Inks

In the first half of 2006, net sales for Coatings and Inks increased by $134, to $585, compared to the first half of 2005. The Coatings Acquisition and Inks Acquisition contributed $102 and $20, respectively, of incremental net sales in 2006. Excluding the incremental impact of the acquisition, net sales increased $12, or 3%. Primarily driving the increase was stronger pricing of approximately $16 across most of our product lines, except monomers; where pricing was lowered as industry capacity utilization decreased with the opening of new competitor manufacturing facilities in Asia. The stronger pricing effects were offset by an unfavorable currency translation of $4, primarily due to the weakened euro.

Coatings and Inks first half 2006 Segment EBITDA increased by $4, to $43, compared to the first half of 2005. The Coatings Acquisition and Inks Acquisition contributed $9 and $1, respectively, of incremental Segment EBITDA in 2006. Excluding the incremental impact of the acquisition, Segment EBITDA declined $6 as stronger pricing was offset by significantly higher raw material costs for our inks and European coatings products, as well as the unfavorable currency translation due to the weakened euro.

Performance Products

In the first half of 2006, net sales in Performance Products increased by $12, to $208, or 6%, compared to the first half of 2005. The increase in net sales was a result of higher volumes of $2 and strong pricing of $10. Higher volumes, primarily in our oil field products, were due to strong demand and favorable product mix. Strong pricing, primarily in our foundry and oil field products, resulted from the pass through of raw material price increases.

Segment EBITDA in the first half of 2006 for Performance Products increased by $10, to $32. The increase in Segment EBITDA is due to the factors discussed above.

Corporate and Other

Corporate and Other expenses were $24 in the first half of 2006, an increase of $5 from the first half of 2005. The increase is primarily a result of the Combinations. Upon consummation of the Combinations, we began to consolidate the corporate functions of the four former legacy businesses, and certain corporate general and administrative expenses previously included in the business segments are now centralized and reported separately. In 2006, we have continued this consolidation of corporate functions.

Reconciliation of Segment EBITDA to Net loss:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Segment EBITDA:
Epoxy and Phenolic Resins	$69	$67	$142	$121
Formaldehyde and Forest Product Resins	37	42	70	78
Coatings and Inks	23	21	43	39
Performance Products	16	11	32	22
Corporate and Other	(13)	(9)	(24)	(19)

Reconciliation:
Items not included in Segment EBITDA
Transaction and integration costs	(18)	(22)	(22)	(29)
Write-off of deferred IPO costs	(15)	—	(15)	—
Non-cash charges	(2)	(17)	(8)	(17)
Unusual items:
Gain on divestiture of business	4	—	41	1
Purchase accounting effects/inventory step-up	(1)	(9)	(2)	(9)
Discontinued operations	(13)	(10)	(13)	(10)
Business realignments	(6)	(2)	(9)	(3)
Other	3	(5)	(4)	(21)

Total unusual items	(13)	(26)	13	(42)

Total adjustments	(48)	(65)	(32)	(88)
Interest expense, net	(57)	(50)	(112)	(96)
Loss on extinguishment of debt	(51)	(17)	(51)	(17)
Income tax expense	(11)	(21)	(30)	(35)
Depreciation and amortization	(40)	(36)	(78)	(72)

Net loss	$(75)	$(57)	$(40)	$(67)

Items not included in Segment EBITDA

For the three and six months ended June 30, 2005, Transaction and integration costs primarily represent accounting, consulting, legal and contract termination fees associated with the Combinations. For the three and six months ended June 30, 2006, Transaction and integration costs primarily represent terminated acquisition activities and incremental administrative costs associated with integration programs. These costs include the implementation of a single, company wide, management information and accounting system. For the three and six months ended June 30, 2006, Write-off of deferred IPO costs represents the write-off of deferred accounting, legal, and printing costs as a result of the temporary suspension of our IPO. For the three and six months ended June 30, 2005, Non-cash charges primarily represent stock-based compensation expense and unrealized foreign currency exchange losses on debt instruments denominated in currencies other than the functional currency of the holder. For the three and six months ended June 30, 2006, Non-cash charges primarily represent stock-based compensation expense and impairments of fixed assets.

Unusual items not included in Segment EBITDA represent income (expenses) deemed by management to be non-recurring in nature. For the three and six months ended June 30, 2005, these items principally consisted of purchase accounting/inventory step-up adjustments related to the Bakelite Acquisition, certain non-recurring litigation expenses primarily related to discontinued operations and business realignments. In addition, for the six months ended June 30, 2005, these items included a realized foreign currency loss on an exchange rate hedge related to the Bakelite Acquisition. For the three and six months ended June 30, 2006, these items principally consisted of a gain on the sale of a portion of our ownership interest in HAI, a charge related to the discontinued operations of Taro Plast, the gain from a litigation settlement, net of related legal fees, and business realignments. In addition, for the six months ended June 30, 2006, these items included a gain recognized on the Brazilian Consumer Divestiture.

Non-operating Expenses and Income Taxes

Non-operating expense

Following is a comparison of our non-operating expenses for the three and six months ended June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Interest expense, net	$57	$50	$112	$96
Loss on extinguishment of debt	51	17	51	17
Other non-operating expense, net	1	10	2	18

	$109	$77	$165	$131

Our total non-operating expenses increased $32 in the second quarter of 2006 compared to the second quarter of 2005. Interest expense increased $7 over 2005 due to higher interest rates and higher average debt levels as a result of the Bakelite Acquisition, the Coatings Acquisition, the Wax Compound Acquisition and the Inks Acquisition. In addition, in the second quarter of 2006, we had a loss on extinguishment of debt of $51 related to the amendment and restatement of our senior secured credit facilities. This compares to a loss on extinguishment of debt in the second quarter of 2005 of $17. Other non-operating expense, net, decreased $9 from the second quarter of 2005 compared to the second quarter of 2006 primarily due to the absence of an unrealized loss of $9, related to a U.S. dollar denominated $290 term loan on a Dutch subsidiary’s books.

Our total non-operating expenses increased $34 in the first six months of 2006 compared to the first six months of 2005. Interest expense increased $16 over 2005 due to higher interest rates and higher average debt levels as a result of the acquisition activities. In addition, in the second quarter of 2006, we had a loss on extinguishment of debt of $51, as discussed above, as compared to a loss on extinguishment of debt in the second quarter of 2005 of $17. Other non-operating expense, net, decreased $16 from the first six months of 2005 as compared to the first six months of 2006 due to the absence of an unrealized loss of $9, related to a U.S. dollar denominated $290 term loan on a Dutch subsidiary’s books, and a realized loss of $9 on the settlement of a contingent forward contract held by us relating to the Bakelite Transaction.

Income tax expense

Following is a comparison of income tax expense related to continuing operations for the three and six months ended June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Income tax expense	$11	$21	$30	$35
Effective tax rate	N/M	N/M	N/M	N/M

Income tax expense for the three and six months ended June 30, 2006 reflects a higher portion of net income derived from foreign operations and the effect of lower tax rates in foreign jurisdictions, the impact of foreign withholding tax related to the Brazilian Consumer Divestiture and increases in domestic valuation allowances due to the inability to utilize net operating losses.

Income tax expense for the three months and six months ended June 30, 2005 primarily relates to changes in valuation allowances in various tax jurisdictions related to net operating losses that may or may not be realized. Additionally, income tax expense reflects a $14 tax impact resulting from the settlement of an intercompany loan that had previously been treated as permanently invested.

Cash Flows

Cash provided by (used in):

	Six months ended June 30,
	2006	2005
Operating activities	$18	$19
Investing activities	(197)	(268)
Financing activities	92	228
Effect of exchange rates on cash flow	8	(3)

Net change in cash and cash equivalents	$(79)	$(24)

Operating Activities

In the six months ended June 30, 2006, net operating activities provided cash of $18. Net loss, when adjusted for non-cash items, including depreciation and amortization, loss from discontinued operations, write-off of deferred IPO costs, gain on sale of businesses and losses on extinguishment of debt, totaled $60. Working capital used cash of $41 due primarily to the working capital build related to acquisitions; the Coatings Acquisition and the Inks Acquisition contributed to a $105 increase in accounts receivable from December 31, 2005 to June 30, 2006. In addition, during the six months ended June 30, 2006, we collected an insurance reimbursement of approximately $33 related to payments made in 2005 for the settlement of a legal case. This amount was offset by contributions to our pension plans and spending related to our integration activities.

In the six months ended June 30, 2005, net operating activities generated cash of $19. Cash generated from earnings, after adjusting for non-cash expenses, of $47 was partially offset by working capital outflows of $15. Inventory reduction programs in the Epoxy and Phenolic Resins business and lower phenol prices in June drove the $40 inventory improvement and the $32 negative payable impact, while increased volumes resulted in increased receivables.

Investing Activities

In the six months ended June 30, 2006, our investing activities used cash of $197. We used $185 for the Coatings Acquisition, the Wax Compound Acquisition and the Inks Acquisition. We also used $58 for capital expenditures, primarily for plant expansions and improvements. We received proceeds of $46 for business divestitures, primarily for the Brazilian Consumer Divestiture.

In the six months ended June 30, 2005, our investing activities used cash of $268. We used $234 primarily for the acquisition of Bakelite and $37 for capital expenditures, primarily for plant expansions and improvements.

Financing Activities

In the six months ended June 30, 2006, our financing activities provided cash of $92. We made net long-term debt repayments of $1,714, net short-term repayments of $8 and incurred total long-term borrowings of $2,231, primarily related to the debt restructuring completed in the second quarter (see Liquidity and Capital Resources). Also in conjunction with the debt restructuring, we paid $397 from the proceeds of our amended and restated credit facility to redeem our Preferred Stock and paid $17 of debt refinancing fees, which have been capitalized and will be amortized over the term of the facility. In addition, we paid $4 of IPO related costs, which were subsequently written off when we suspended our IPO during the second quarter.

In the six months ended June 30, 2005, our financing activities provided cash of $228. Net cash generated by financing activities was primarily due to long-term debt borrowings of $1,146 related to our $150 Senior secured notes and a $500 term loan under our previous credit facility. These borrowings were partially offset by net debt repayments and debt financing fees paid of $729 related to the replacement of the Resolution Performance and Resolution Specialty credit facilities. We paid a dividend of $517, which was funded through the proceeds received of $335 from the issuance of preferred stock and from amounts borrowed under our previous credit facility. We also made payments of $7 for costs related to our proposed IPO.

Liquidity and Capital Resources

We are a highly leveraged company. At June 30, 2006, we had $2,848 principal amount of outstanding indebtedness. We do not have major principal payment requirements until 2010.

Our primary source of liquidity is cash flow generated from operations. We also have availability under our senior secured credit facilities (see below), subject to certain conditions. Our primary liquidity requirements are debt service, working capital requirements, contractual obligations and capital expenditures. In addition, as a result of the Hexion formation and 2006 acquisitions, we use cash to fund our one-time synergy and integration activities (see Outlook). In July 2006, we received $44 from a litigation settlement, net of related contingent fees.

Senior Credit Facilities

In May 2006, we amended and restated our senior secured credit facilities. The seven-year $1,625 term loan facility, seven-year $50 synthetic letter of credit facility (“LOC”), and five-year $225 revolving credit facility (the “New Senior Secured Credit Facilities”), are each subject to an earlier maturity date on any date that there is greater than $200 in the aggregate principal amount of certain of our indebtedness that will mature within 91 days of such date.

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

The New Senior Secured Credit Facilities have commitment fees (other than with respect to the LOC) equal to 0.50% per annum of the unused line plus a fronting fee of 0.25% of the aggregate face amount of outstanding letters of credit. The LOC has a commitment fee of 0.10% per annum.

Upon entering into these New Senior Secured Credit Facilities, we repaid all amounts outstanding under our existing term loan and synthetic letter of credit facilities. At June 30, 2006, we had $71 outstanding borrowings under the revolving credit facility, $56 outstanding letters of credit and had additional borrowing capacity of $148. At June 30, 2006, we were in compliance with the covenants and restrictions in all credit facilities.

Senior Secured Notes, Senior Subordinated Notes and Series A Preferred Stock

On April 20, 2006, we made tender offers to repurchase all of our outstanding 8% Senior Secured Notes, 9 1/2% Senior Second Secured Notes and 13 1/2% Senior Subordinated Notes. As of the expiration of the tender offers on May 17, 2006, we accepted tenders from holders of 100% of the outstanding principal amount of the 8% Senior Secured Notes, 99.9% of the outstanding principal amount of the 9 1/2% Senior Second Secured Notes and 89.0% of the outstanding principal amount of the 13 1/2% Senior Subordinated Notes. On June 18, 2006, we redeemed all of our 9 1/2% Senior Second Secured Notes and 13 1/2% Senior Subordinated Notes that remained outstanding with available cash.

On May 12, 2006, we redeemed all of our outstanding Series A Preferred Stock with the proceeds of borrowings under our New Senior Secured Credit Facilities.

Upon completion of the tender and amendment of the senior secured credit facilities, we recognized a loss on the extinguishment of debt of $51, consisting of redemption costs net of debt premiums and the write-off of deferred financing costs. We incurred financing costs of $17 related to the New Senior Secured Credit Facilities.

Interest Rate Swap Agreements

On May 10, 2006, we entered into interest rate swap agreements with two counterparties. The swaps are three-year agreements designed to offset cash flow variability associated with interest rate fluctuations on our variable rate debt. The initial aggregate notional amount of the swaps is $1,000, which amortizes on a quarterly basis based on expected payments on our term loan in order to maintain a fixed to variable debt ratio of approximately 70% fixed to 30% variable. Under the interest rate swaps, we pay a fixed rate equal to approximately 7.37% and receive a variable rate based upon the terms of the underlying debt.

Capital Expenditures

We plan to spend approximately $118 on capital expenditures in 2006 and approximately $110 annually thereafter. These amounts were determined through the budget process and are subject to change in all respects at the discretion of the board. Consideration was given to future product demand projections, existing plant capacity and external customer trends. Of the $118 anticipated future capital expenditures, based on our historical experience, we expect approximately $65 will be used for maintenance and environmental projects. We expect the remaining $53 will principally be used to expand plant capacity as necessary to meet expected demand. We plan to fund capital expenditures through operations and, if necessary, through available lines of credit. We have no material firm commitments relating to these anticipated capital expenditures at June 30, 2006.

Contractual Obligations

The following table presents our contractual cash obligations. Our actual contractual cash obligations consist of legal commitments at June 30, 2006 requiring us to make fixed or determinable cash payments, regardless of the contractual requirements of the vendor to provide future goods or services. This table does not include information on our recurring purchases of materials for use in production, as most of our raw materials purchase contracts do not meet this definition because they do not require fixed or minimum quantities. Contracts with cancellation clauses are not included, unless such cancellation would result in major disruption to our business. For example, we have contracts for information technology support that are cancelable, but this support is essential to the operation of our business and administrative functions; therefore, amounts payable under these contracts are included.

Our long-term debt and related interest expense are reported as of June 30, 2006, due to significant changes in our obligations during the second quarter of 2006. We do not believe our other obligations disclosed in this table have changed materially since December 31, 2005.

	Payments Due By Year
Contractual Obligations	2006	2007	2008	2009	2010	2011 and beyond	Total
Long-term debt, including current maturities (a)	$33	$22	$29	$51	$315	$2,386	$2,836
Capital lease obligations (b)	1	1	—	—	3	7	12
Operating leases	26	23	19	14	11	13	106
Unconditional purchase obligations (c)	234	131	107	99	19	110	700
Interest on fixed rate debt (e)	72	71	71	70	67	503	854
Interest on variable rate debt (d)(e)	154	153	150	149	134	274	1,014

Total	$520	$401	$376	$383	$549	$3,293	$5,522

(a)	Amounts include $1,625 of new debt and the repayment of existing debt of $1,175 from our debt refinancing. Current maturities at June 30, 2006 were $40.
(b)	Current maturities at June 30, 2006 were $1.
(c)	Unconditional purchase obligations are composed of the fixed or minimum amounts of goods and/or services under long-term contracts and assumes that certain contracts are terminated in accordance with their terms after giving the requisite notice which is generally two to three years for most of these contracts; however, under certain circumstances, some of these minimum commitment term periods could be further reduced which would significantly decrease these contractual obligations. This table excludes payments relating to income tax, pension and OPEB benefits and environmental obligations due to the fact that, at this time, we cannot determine either the timing or the amounts of payments for all periods beyond 2005 for certain of these liabilities.
(d)	Based on weighted-average variable interest rates of Adjusted LIBOR plus 1.9% in effect at June 30, 2006.
(e)	See Liquidity and Capital Resources for more information on our debt refinancing.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2006.

Covenant Compliance

Certain covenants contained in the credit agreement governing our senior secured credit facilities and the indentures governing the Second-Priority Senior Secured Notes (i) require the maintenance of a senior secured debt to Adjusted EBITDA ratio and (ii) restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet defined Adjusted EBITDA to Fixed Charges, senior secured debt to Adjusted EBITDA and consolidated debt to Adjusted EBITDA ratios. The most restrictive of these covenants, the covenants to incur additional indebtedness and the ability to make future acquisitions, require an Adjusted EBITDA to Fixed Charges ratio (measured on a trailing four-quarter basis) of 2.0:1.0. Failure to comply with these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.

Fixed charges are defined as interest expense excluding the amortization or write-off of deferred financing costs. Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain non-cash, non-recurring and realized or expected future cost savings directly related to prior acquisitions and the Combinations. Because we are highly leveraged, we believe that the inclusion of the supplemental adjustments applied in calculating Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financial covenants and assess our ability to incur additional indebtedness in the future. Adjusted EBITDA and Fixed Charges are not defined terms under US GAAP. Adjusted EBITDA should not be considered an alternative to operating income or net income as a measure of operating results or an alternative to cash flows as a measure of liquidity. Fixed Charges should not be considered an alternative to interest expense. As of June 30, 2006, we were in compliance with all financial covenants contained in the indentures governing the notes and all our credit facilities.

	Year Ended December 31, 2005	LTM Period
Reconciliation of Net loss to Adjusted EBITDA
Net loss	$(87)	$(60)
Interest expense, net	204	220
Loss on extinguishment of debt	17	51
Income tax expense	48	43
Depreciation and amortization	148	154

EBITDA	330	408

Adjustments to EBITDA:
Acquisitions/Divestitures(1)	46	35
Transaction and integration costs (2)	44	37
Write-off of deferred IPO costs	—	15
Non-cash charges (3)	30	21
Unusual items:
Gain on divestiture of businesses	(2)	(42)
Purchase accounting effects/inventory step-up	16	9
Discontinued operations	9	12
Business realignments	9	15
Other (4)	33	16

Total unusual items	65	10
In process synergies (5)	105	80

Adjusted EBITDA(6)	$620	$606

Fixed charges	$222	$222

Fixed charge coverage	2.79	2.73

(1)	Represents the incremental EBITDA impact for the Bakelite Transaction, the Coatings Acquisition, the Wax Compound Acquisition and the Inks Acquisition as if they had taken place at the beginning of the period less EBITDA generated by Alba Adesivos due to the Brazilian Consumer Divestiture.

(2)	Represents merger costs principally related to the Combinations and the Bakelite Acquisition, expenses associated with terminated acquisition activities and incremental administrative costs associated with integration programs.
(3)	Includes non-cash charges for impairments of fixed assets, stock based compensation, and unrealized foreign currency exchange loss on debt instruments denominated in currencies other than the functional currency of the holder.
(4)	Includes certain non-recurring litigation expenses, a foreign currency loss on an exchange rate hedge related to the Bakelite Acquisition, integration costs and incremental non-recurring advisor and external audit fees related to the Bakelite Acquisition and the Combinations.
(5)	Represents estimated net unrealized cost synergies resulting from the Combinations and the Bakelite Acquisition.
(6)	The Company is required to have an Adjusted EBITDA to Fixed Charges ratio of greater than 2.0 to 1.0 to incur additional indebtedness under certain of our indentures. As of June 30, 2006, the Company was able to satisfy this covenant and incur additional indebtedness under our indentures.

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

Environmental Remediation and Restoration Liabilities. Accruals for environmental matters are recorded when we believe it is probable that a liability has been incurred and we can reasonably estimate the amount of the liability. Our accruals are established following the guidelines of Statement of Position 96-1, Environmental Remediation Liabilities. We have accrued approximately $40 at June 30, 2006 and December 31, 2005 for all probable environmental remediation and restoration liabilities, which is our best estimate of these liabilities. Based on currently available information and analysis, we believe that it is reasonably possible that the costs associated with such liabilities may fall within a range of $26 to $77. This estimate of the range of reasonably possible costs is less certain than the estimates upon which reserves are based, and in order to establish the upper limit of this range, we used assumptions that are less favorable to us among the range of reasonably possible outcomes, but we did not assume we would bear full responsibility for all sites, to the exclusion of other potentially responsible parties.

We have entered into environmental indemnification agreements with each of the sellers in the acquisitions of the ink and adhesive resins business of Akzo Nobel, the decorative coatings and adhesives business unit of The Rhodia Group, Bakelite, Resolution Performance and Resolution Specialty.

Income Tax Assets and Liabilities. At June 30, 2006 and December 31, 2005, we had valuation allowances against all of our net U.S. federal and state and some of our net foreign deferred income tax assets. The valuation allowance was calculated in accordance with US GAAP which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. In accordance with SFAS No. 109, evidence, such as operating results during the most recent three-year period, is given more weight than our expectations of future profitability, which are inherently uncertain. Our losses in the U.S. and certain foreign operations in recent periods represented sufficient negative evidence to require a full valuation allowance against our net Federal, state and certain of our foreign deferred income tax assets. We intend to maintain a valuation allowance against the net deferred income tax assets until sufficient positive evidence exists to support the realization of such assets.

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

The following table presents the sensitivity of our projected pension benefit obligation (“PBO”), accumulated benefit obligation (“ABO”), shareholders’ deficit and 2006 expense to the indicated increase/decrease in key assumptions:

	Change	+/– Change at December 31, 2005
		PBO	ABO	Deficit	2006 Expense
Assumption:
Discount rate	+/–0.5%	$26	$23	$16	$2
Estimated return on assets	+/–1.0%	N/A	N/A	N/A	$3

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

Impairment of Long-Lived Assets. As events warrant, the Company evaluates the recoverability of long-lived assets by assessing whether the carrying value can be recovered over their remaining useful lives through the expected future undiscounted operating cash flows of the underlying assets. Any impairment loss required is determined by comparing the carrying value of the assets to operating cash flows on a discounted basis.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 16, 2006. We are currently assessing the impact of the Interpretation on our consolidated financial statements.

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

On May 10, 2006, the Company entered into interest rate swap agreements with two counterparties. The swaps are three-year agreements designed to offset cash flow variability associated with interest rate fluctuations on the Company’s variable rate debt. The initial notional amount of the swaps is $1,000, which amortizes on a quarterly basis based on expected payments on the Company’s term loan in order to maintain a fixed to variable debt ratio of approximately 70% fixed to 30% variable. The interest rate swaps had a fair value of $3 as of June 30, 2006. There have been no other material developments during the second quarter 2006 on the matters we have previously disclosed regarding quantitative and qualitative market risk in our Annual Report on Form 10-K for the year ended December 31, 2005 and/or our Quarterly Report on Form 10-Q for the period ended March 31, 2006.

ITEM 4: Controls and Procedures

(a)	As of the end of the period covered by this Quarterly Report on Form 10-Q, we, under the supervision and with the participation of our Disclosure Committee and our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls: As a result of the Combinations and recent acquisitions, management continues to change and expand roles and responsibilities of key personnel and make changes to certain processes related to financial close, tax accounting, shared services and financial reporting. In connection with the above activities, the Company continues the process of consolidating some of its tax accounting, transaction processing and general accounting activities into a common shared services transaction-processing environment. We have also recently launched a project to migrate multiple legacy management information and accounting systems to a single, company wide, management information and accounting system. Once fully implemented, this change to a shared services business model (for certain processes) along with a single, company wide, management information and accounting system is intended to further enhance our internal control over financial reporting and our operating efficiencies. No other changes occurred in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1: Legal Proceedings

There have been no material developments during the second quarter 2006 in the ongoing legal proceedings that are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 and/or our Quarterly Report on Form 10-Q for the period ended March 31, 2006.

Item 1A: Risk Factors

There have been no material developments during the second quarter 2006 on the matters we have previously disclosed regarding risk factors in our Annual Report on Form 10-K for the year ended December 31, 2005 and/or our Quarterly Report on Form 10-Q for the period ended March 31, 2006.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults upon Senior Securities

There were no defaults on senior securities during the second quarter of 2006.

Item 4: Submission of Matters to a Vote of Security Holders

On May 11, 2006, our sole shareholder acted by written consent to approve the contribution to the Company of 73,059 shares of our common stock, which shares we subsequently cancelled. On June 16, 2006 our sole shareholder acted by written consent to approve our Restated Certificate of Incorporation, and to take certain other actions in anticipation of our public offering of common stock. All actions taken by the sole shareholder on June 16, other than the approval of our Restated Certificate of Incorporation, have since been revoked. On July 18, 2006, our sole shareholder acted by written consent to approve our Restated Certificate of Incorporation and Bylaws, in connection with the postponement of our initial public offering.

Item 5: Other Information

Deloitte & Touche LLP (“D&T”) served as the principal auditor of Hexion Specialty Chemicals Canada, Inc. (“Hexion Canada”), a wholly owned subsidiary of Hexion, for the year ended December 31, 2005. In connection with D&T’s audit report for such year, D&T relied on the audit report of PricewaterhouseCoopers LLP (“PwC”) with respect to National Borden Chemical Germany GmbH, a wholly owned subsidiary of Hexion Canada. As a result of the increased significance of National Borden Chemical Germany GmbH to Hexion Canada and in accordance with the standards of the Public Company Accounting Oversight Board, D&T can no longer serve as the principal auditor of Hexion Canada. Accordingly, PwC assumed the role of the principal auditor of Hexion Canada for 2006.

Item 6: Exhibits

(31)		Rule 13a-14 Certifications

	(a)	Certificate of the Chief Executive Officer

	(b)	Certificate of the Chief Financial Officer

(32)		Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEXION SPECIALTY CHEMICALS, INC.

Date: August 14, 2006	/s/ William H. Carter
William H. Carter
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)